Form 10-Q
period 1999-12-31
PFSWEB INC
filed 2000-02-14
CIK 1095315

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

       [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended December 31, 1999

                                       OR

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from _______ to _______

                        Commission File Number 000-28275

                                  PFSWEB, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                      75-2837058
------------------------------------              ----------------------------
     (State of Incorporation)                      (I.R.S. Employer I.D. No.)

   500 NORTH CENTRAL EXPRESSWAY, PLANO, TEXAS                 75074
-------------------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:       (972) 881-2900
                                                     -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes              No  X
                              -----           -----

At February 3, 2000 there were 17,870,000 shares of registrant's common stock outstanding.

                          PFSWEB, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                DECEMBER 31, 1999

                                      INDEX


PART I.     FINANCIAL INFORMATION                                                                    PAGE NUMBER
                                                                                                     -----------

      Item 1.     Financial Statements:
                      Condensed Consolidated Balance Sheets as of December 31, 1999
                           (unaudited) and March 31, 1999..........................................      3

                      Unaudited Interim Condensed Consolidated Statements of
                           Operations for the Three and Nine Months Ended December 31,
                           1999 and 1998 ..........................................................      4

                      Unaudited Interim Condensed Consolidated Statement of Changes in
                           Shareholders' Equity for the Nine Months Ended December 31,
                           1999....................................................................      5

                      Unaudited Interim Condensed Consolidated Statements of Cash
                           Flows for the Nine Months Ended December 31, 1999 and 1998.............       6

                      Notes to Unaudited Interim Condensed Consolidated Financial
                           Statements.............................................................       7

      Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .........................................     11


PART II.    OTHER INFORMATION

      Item 4.     Submission of Matters to a Vote of Security Holders..............................     21

      Item 6.     Exhibits and Reports on Form 8-K ................................................     21


SIGNATURES            .............................................................................     22

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          PFSWEB, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         ASSETS

                                                                                          December 31,       March 31,
                                                                                              1999             1999
                                                                                          ------------      ------------
                                                                                           (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents .......................................................     $     30,798      $        587
    Accounts receivable, net of allowance for doubtful accounts of
        $383 and $635 at December 31, 1999 and March 31, 1999, respectively .........            8,260            22,190
    Inventories, net ................................................................               --            29,856
    Prepaid expenses and other current assets .......................................            1,419               997
    Deferred tax asset ..............................................................              331               453
                                                                                          ------------      ------------
                  Total current assets ..............................................           40,808            54,083
                                                                                          ------------      ------------

NET PROPERTY AND EQUIPMENT ..........................................................           17,674             2,711

OTHER ASSETS ........................................................................            8,624            12,263
                                                                                          ------------      ------------

                  Total assets ......................................................     $     67,106      $     69,057
                                                                                          ============      ============

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Trade accounts payable ..........................................................     $      7,207      $     38,329
    Accrued expenses ................................................................            4,987             1,118
    Payable to Daisytek .............................................................            6,613                --
                                                                                          ------------      ------------
                  Total current liabilities .........................................           18,807            39,447
                                                                                          ------------      ------------
PAYABLE TO DAISYTEK                                                                                 --            29,029
                                                                                          ------------      ------------
LONG-TERM DEBT, less current portion ................................................              225               --
                                                                                          ------------      ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and
        outstanding .................................................................               --                --
    Common stock, $0.001 par value; 40,000,000 shares authorized;
        17,870,000 shares issued and outstanding ....................................               18                --
    Additional paid-in capital ......................................................           50,817                --
    Retained deficit ................................................................           (2,447)               --
    Deferred compensation expense ...................................................             (160)               --
    Daisytek's net equity investment ................................................               --               712
    Accumulated other comprehensive loss ............................................             (154)             (131)
                                                                                          ------------      ------------
                  Total shareholders' equity ........................................           48,074               581
                                                                                          ------------      ------------

                  Total liabilities and shareholders' equity ........................     $     67,106      $     69,057
                                                                                          ============      ============

     The accompanying notes are an integral part of these unaudited interim condensed consolidated statements.

                          PFSWEB, INC. AND SUBSIDIARIES

        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             Three Months Ended                 Nine Months Ended
                                                                December  31,                      December 31,
                                                       ------------------------------      ------------------------------
                                                           1999              1998              1999              1998
                                                       ------------      ------------      ------------      ------------

REVENUES:
    Product revenue ..............................     $         --      $     23,635      $     55,778      $     64,962
    Service fee revenue ..........................           10,868             2,026            17,872             4,787
                                                       ------------      ------------      ------------      ------------
        Total revenues ...........................           10,868            25,661            73,650            69,749
                                                       ------------      ------------      ------------      ------------

COSTS OF REVENUES:
    Cost of product revenue ......................               --            22,265            52,639            61,508
    Cost of service fee revenue ..................            9,772             1,317            14,670             3,472
                                                       ------------      ------------      ------------      ------------
        Total costs of revenues ..................            9,772            23,582            67,309            64,980
                                                       ------------      ------------      ------------      ------------
        Gross profit .............................            1,096             2,079             6,341             4,769

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .....            6,593             1,850            12,464             4,426
                                                       ------------      ------------      ------------      ------------
        Income (loss) from operations ............           (5,497)              229            (6,123)              343

INTEREST EXPENSE (INCOME), net ...................              137               (52)              787                87
                                                       ------------      ------------      ------------      ------------
        Income (loss) before income taxes ........           (5,634)              281            (6,910)              256

PROVISION (BENEFIT) FOR INCOME TAXES .............             (857)              117            (1,360)              108
                                                       ------------      ------------      ------------      ------------

NET INCOME (LOSS) ................................     $     (4,777)     $        164      $     (5,550)     $        148
                                                       ============      ============      ============      ============

NET INCOME (LOSS) PER SHARE:
     Basic and diluted ...........................     $      (0.31)     $       0.01      $      (0.38)     $       0.01
                                                       ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
     Basic and diluted ...........................           15,447            14,305            14,687            14,305
                                                       ============      ============      ============      ============



     The accompanying notes are an integral part of these unaudited interim condensed consolidated statements.

                          PFSWEB, INC. AND SUBSIDIARIES

        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                    Nine Months Ended
                                                                                    December 31, 1999
                                                                              ----------------------------

                                                                                 Shares           Amounts
                                                                              -----------       ----------
Common stock:
    Balance, beginning of year..........................................              --        $       --
    Issuance of common stock to Daisytek................................       14,305,000               14
    Initial public offering.............................................        3,565,000                4
                                                                              -----------       ----------
    Balance, end of period..............................................       17,870,000       $       18
                                                                              -==========       ==========

Additional paid-in capital:
    Balance, beginning of year..........................................                        $       --
    Issuance of common stock to Daisytek................................                                 6
    Deferred compensation expense - issuance of stock options...........                               192
    Contribution of Daisytek's net equity investment....................                            (2,391)
    Initial public offering, net proceeds...............................                            53,010
                                                                                                ----------
    Balance, end of period..............................................                        $   50,817
                                                                                                ==========

Retained deficit:
    Balance, beginning of year..........................................                        $       --
    Net loss subsequent to initial public offering......................                            (2,447)
                                                                                                ----------
    Balance, end of period..............................................                        $   (2,447)
                                                                                                ==========

Deferred compensation expense:
    Balance, beginning of year..........................................                        $       --
    Deferred compensation expense - issuance of stock options...........                              (192)
    Stock based compensation expense....................................                                32
                                                                                                ----------
    Balance, end of period..............................................                              (160)
                                                                                                ==========

Daisytek's net equity investment:
    Balance, beginning of year..........................................                        $      712
    Net loss prior to initial public offering...........................                            (3,103)
    Contribution of Daisytek's net equity investment....................                             2,391
                                                                                                ----------
    Balance, end of period..............................................                        $       --
                                                                                                ==========

Accumulated other comprehensive loss:
    Balance, beginning of year..........................................                        $     (131)
    Other comprehensive loss - foreign currency translation adjustment..
                                                                                                       (23)
                                                                                                ----------
    Balance, end of period..............................................                        $     (154)
                                                                                                ==========

Total shareholders' equity..............................................                        $   48,074
                                                                                                ==========



     The accompanying notes are an integral part of these unaudited interim condensed consolidated statements.

                          PFSWEB, INC. AND SUBSIDIARIES

        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                Nine Months Ended
                                                                                                   December 31,
                                                                                          ------------------------------
                                                                                              1999               1998
                                                                                          ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ...............................................................     $     (5,550)     $        148
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
          operating activities:
       Depreciation and amortization ................................................            1,397               166
       Non cash compensation expense ................................................               32                --
       Provision for doubtful accounts ..............................................              198               234
       Deferred income tax provision (benefit) ......................................              122              (135)
       Changes in operating assets and liabilities:
           Accounts receivable ......................................................           13,743            (9,442)
           Inventories, net .........................................................           29,856           (21,440)
           Prepaid expenses and other current assets ................................             (422)              (21)
           Trade accounts payable and accrued expenses ..............................          (27,261)           16,183
                                                                                          ------------      ------------
                Net cash provided by (used in) operating activities .................           12,115           (14,307)
                                                                                          ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment .............................................          (16,370)           (1,545)
    Decrease (increase) in other assets .............................................            3,639            (9,466)
                                                                                          ------------      ------------
                Net cash used in investing activities ...............................          (12,731)          (11,011)
                                                                                          ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in long-term debt ......................................................              225                --
    Issuance of common stock to Daisytek ............................................               20                --
    Net proceeds from initial public offering of common stock .......................           53,014                --
    Increase (decrease) in payable to Daisytek, net .................................          (22,416)           25,354
                                                                                          ------------      ------------
                Net cash provided by financing activities ...........................           30,843            25,354
                                                                                          ------------      ------------

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS ...............................              (16)             (127)
                                                                                          ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................................           30,211               (91)

CASH AND CASH EQUIVALENTS, beginning of period ......................................              587               113
                                                                                          ------------      ------------

CASH AND CASH EQUIVALENTS, end of period ............................................     $     30,798      $         22
                                                                                          ============      ============



     The accompanying notes are an integral part of these unaudited interim condensed consolidated statements.

                          PFSWEB, INC. AND SUBSIDIARIES
     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   OVERVIEW AND BASIS OF PRESENTATION:

     In June 1999, Daisytek International Corporation ("Daisytek") created a separate wholly-owned subsidiary named PFSweb, Inc. (the "Company" or "PFSweb"), a Delaware corporation, to become a holding company for certain of Daisytek's wholly-owned subsidiaries ("PFS") in contemplation of an initial public offering (the "Offering") of PFSweb. Daisytek contributed $20,000 for 14,305,000 shares of common stock of PFSweb. In December 1999, PFSweb sold 3,565,000 shares of common stock, including the underwriters' over-allotment, at a price of $17 per share (See Note 2). Simultaneous with the completion of the Offering, Daisytek contributed to PFSweb all the assets, liabilities and equity comprising PFS. For periods prior to the completion of the Offering the accompanying financial statements reflect the business operations of PFS.

     PFSweb is an international provider of transaction management services to both traditional and e-commerce companies in the United States, Canada and Europe. The company offers such services as order management, customer care services, billing services, credit management and collection, information management and fulfillment and distribution.

     Daisytek, which currently owns approximately 80.1% of the outstanding shares of PFSweb's common stock, has announced that it plans to divest its interest in PFSweb. The divestiture involves Daisytek distributing to holders of its common stock all of its interest in PFSweb through a spin-off transaction in which the shares of PFSweb would be distributed to Daisytek common stockholders on a pro-rata basis. Daisytek has filed a ruling request with the Internal Revenue Service ("IRS") with regard to the tax-free treatment of the distribution of Daisytek's remaining ownership of PFSweb to the Daisytek shareholders. Daisytek has announced that it currently expects a response from the IRS within four to six months and plans to spin-off its remaining ownership of PFSweb in calendar year 2000. The spin-off is subject to certain conditions, and the Company cannot provide assurance as to whether or when it will occur.

     The unaudited interim condensed consolidated financial statements as of December 31, 1999, and for the nine months ended December 31, 1999 and 1998, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. The unaudited interim condensed consolidated financial statements are presented on a carve-out basis and reflect the consolidated results of operations and assets and liabilities of PFSweb. For all periods presented, certain expenses reflected in the unaudited interim condensed consolidated financial statements include an allocation of certain Daisytek corporate expenses and infrastructure costs. Management believes that the methods used to allocate expenses are reasonable, although the cost of services could be higher if obtained from other sources. In addition, certain service fee revenue and cost of service fee revenue have been reflected by PFSweb for services subcontracted to PFSweb by Daisytek. The service fee revenue, cost of service fee revenue and allocated expenses have been reflected on bases that Daisytek and PFSweb consider to be a reasonable reflection of the services provided and revenue earned by PFSweb and the utilization of services provided by Daisytek and the benefit received by PFSweb. The financial information included herein may not reflect the consolidated financial position, operating results, and cash flows of PFSweb in the future or what it would have been had PFSweb been a separate, stand-alone entity during the periods presented.

     In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of December 31, 1999, its results of operations and its results of cash flows for the nine months ended December 31, 1999 and 1998. Results of the Company's operations for interim periods may not be indicative of results for the full fiscal year.

     The unaudited interim condensed combined financial statements should be read in conjunction with the audited financial statements and accompanying notes of the Company included in the Company's Prospectus as filed with the SEC on December 2, 1999 (the "Company's Prospectus"). Accounting policies

                          PFSWEB, INC. AND SUBSIDIARIES
           NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL
                             STATEMENTS (CONTINUED)


used in the preparation of the unaudited interim condensed consolidated financial statements are consistent in all material respects with the accounting policies described in the notes to consolidated financial statements in the Company's Prospectus.

2.   PFSWEB COMMON STOCK

     In December 1999, PFSweb successfully completed the Offering and sold 3,565,000 shares of common stock at $17 per share. Net proceeds from the Offering aggregated approximately $53 million and were used to repay its payable to Daisytek of approximately $28 million, of which approximately $22 million was paid as of December 31, 1999, and to acquire from Daisytek all fixed assets in its Memphis distribution facility, as well as certain assets providing information technology services for approximately $5 million. The remaining net proceeds are intended to be used for currently anticipated annual capital expenditures of $7 - $10 million, a portion of which may be financed through capital or operating leases, for general working capital, the remaining balance of the payable to Daisytek and possible acquisitions.

     PFSweb has authorized 6,000,000 shares of common stock for issuance under two 1999 stock option plans (the "Option Plans"). The Option Plans, which are currently administered by the Compensation Committee of the Board of Directors of PFSweb provide for the granting of incentive awards in the form of stock options to directors, executive management, key employees, and outside consultants of PFSweb. The right to purchase shares under the stock option agreements typically vest over a three year period. Stock options must be exercised within 10 years from the date of grant. Stock options are generally issued at fair market value. In July 1999, PFSweb issued options to purchase 1,344,250 common shares at $10.45, of which 35,000 of these options were issued to a non-employee of the Company. The Company recorded $192,000 of deferred compensation expense associated with this grant. In August 1999, PFSweb issued options to purchase 32,250 common shares at $13.00. Through December 31, 1999, options to purchase an additional 47,500 shares at $13.00 to $17.00 per share were issued. As of December 31, 1999 there were an aggregate of 1,392,500 options outstanding with a weighted average exercise price of $10.70 per share. All of these options are subject to a three year vesting schedule under which no options vest for three years, subject to acceleration, in part, upon completion of the spin-off of PFSweb from Daisytek. Certain of the Company's employees have been granted Daisytek stock options which may convert to PFSweb stock options at the spin-off date, and are not included in the data above.

3.   COMPREHENSIVE INCOME (LOSS) (IN THOUSANDS):

                                                 Three Months Ended              Nine Months Ended
                                                     December 31,                   December 31,
                                             --------------------------      --------------------------
                                                1999            1998            1999           1998
                                             ----------      ----------      ----------      ----------

  Net income (loss) ....................     $   (4,777)     $      164      $   (5,550)     $      148
  Comprehensive income adjustments:
       Foreign currency translation
          adjustment ...................             23            (136)            (23)           (193)
                                             ----------      ----------      ----------      ----------
  Comprehensive income (loss) ..........     $   (4,754)     $       28      $   (5,573)     $      (45)
                                             ==========      ==========      ==========      ==========

4.   NET INCOME (LOSS) PER COMMON SHARE AND COMMON SHARE EQUIVALENT:

     Basic and diluted net income or loss per common share attributable to PFSweb common stock were determined based on dividing the income or loss available to common stockholders by the weighted-average number of common shares outstanding. For purposes of this calculation, the 14,305,000 shares of PFSweb issued prior to the Offering were treated as outstanding for all periods presented prior to the Offering. There were no potentially dilutive securities outstanding during the periods presented prior to the Offering. During the three and nine month periods ended December 31, 1999, outstanding options to purchase 1,392,500 common shares were anti-dilutive and have been excluded from the weighted average share computation.

                          PFSWEB, INC. AND SUBSIDIARIES
           NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL
                             STATEMENTS (CONTINUED)

5.   TRANSACTIONS WITH DAISYTEK AND OTHER RELATED PARTIES:

     The Company's costs and expenses include allocations from Daisytek for certain general administrative services including information technology, financial, treasury, legal, insurance and other corporate functions as well as certain costs of operations including facility charges. These allocations have been estimated on bases that Daisytek and the Company consider to be a reasonable reflection of the utilization of services provided or the benefit received by the Company. The methods used for allocation or expenses from Daisytek were either (i) percentage of: revenue, shipped orders, or number of employees or (ii) management's best estimate. However, these allocations of costs and expenses do not necessarily indicate the costs and expenses that would have been or will be incurred by the Company on a stand-alone basis. Management estimates that incremental selling, general and administrative expenses associated with PFSweb operating as a stand-alone publicly traded company, including executive management, overhead and public company costs, insurance and risk management costs, and other costs would have been approximately $0.4 million and $1.5 million for the three and nine months ended December 31, 1999, respectively, and $0.5 million and $1.6 million for the three and nine months ended December 31, 1998, respectively.

     The Company's product revenue from sales to Daisytek was zero and $1.7 million for the three months ended December 31, 1999 and 1998, respectively, and $7.2 million and $10.4 million for the nine months ended December 31, 1999 and 1998, respectively.

     During the quarter ended September 30, 1999 and in connection with the restructuring of certain IBM master distribution agreements, the Company transferred to Daisytek certain related product inventory, accounts receivable and accounts payable that it held under its prior agreements. In consideration of this transfer, the Company received the net book value of these assets and liabilities of approximately $20 million and reduced its payable to Daisytek by a corresponding amount.

     In conjunction with the successful completion of the Offering, PFSweb entered into agreements with Daisytek, including a tax sharing agreement, a transaction management services agreement, transition services agreement and a master separation agreement which are expected to have a significant impact on the financial position and results of operations of PFSweb.

     In addition, included in the financial statements are service fee revenues and cost of service fee revenue which have been reflected by PFSweb for certain services subcontracted to PFSweb by Daisytek under Daisytek's contractual agreements.

     Service fee revenues charged to Daisytek under (i) the new IBM contracts, entered into during the quarter ended September 30, 1999, (ii) terms of the transaction management services agreement with Daisytek and (iii) for certain subcontracted services, were $4.1 million and $4.9 million for the three and nine months ended December 31, 1999. Service fee revenues applicable to the subcontracted service were $0.2 million and $0.6 for the three and nine months ended December 31, 1998.

     In May 1999, the Company entered into an agreement to provide services to a certain company. An executive officer and director of PFSweb serves on the Board of Directors of this company. Service fee revenue earned from this company was approximately $0.8 million for both the three and nine months ended December 31, 1999.

     PFS had previously guaranteed an unsecured revolving line of credit with commercial banks of Daisytek (the "Facility"). On October 29, 1999, Daisytek amended the Facility. This amendment also provided for the release of PFS as guarantor on the Facility upon (i) the effective date of the Offering of the shares of common stock of PFSweb and (ii) the payment from PFSweb to Daisytek in settlement of the outstanding payable to Daisytek. In satisfaction of these conditions, PFS has been released from its guarantee. Additionally, this amendment also prohibits Daisytek from advancing funds to PFSweb following the completion of the Offering, except in the normal course of business.

                          PFSWEB, INC. AND SUBSIDIARIES
           NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL
                             STATEMENTS (CONTINUED)

     Simultaneous with the Offering, PFSweb acquired all of Daisytek's fixed assets in the Memphis distribution center, as well as certain assets providing information technology services for approximately $5 million. In conjunction with this acquisition, as well as certain other recent lease obligations, PFSweb has assumed future incremental operating lease commitments of approximately $12 million. These leases, for facilities, and warehouse, office, transportation and other equipment, expire in various years through fiscal year 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.

FORWARD-LOOKING INFORMATION

     The matters discussed in this report on Form 10-Q other than historical information, and, in particular, information regarding future revenue, earnings and business plans and goals, consist of forward-looking information under the Private Securities Litigation Reform Act of 1995, and are subject to and involve risks and uncertainties which could cause actual results to differ materially from the forward-looking information. These risks and uncertainties include, but are not limited to, the "Risk Factors" set forth in the Company's Prospectus. These include, among others, our reliance on the fees generated by the transaction volume or product sales of our clients, trends in the market for our services, trends in e-commerce, whether we can continue and manage growth, changes in the trend toward outsourcing, increased competition, effects of changes in profit margins, the unknown effects of possible system failures and rapid changes in technology, trends in government regulation, and our relationship with and separation from Daisytek. This report on Form 10-Q also contains other forward-looking statements, including those related to an anticipated spin-off from Daisytek. Consummation of the spin-off is uncertain and realization of the anticipated results could take longer than expected and implementation difficulties and market factors could alter anticipated results. Actual results could differ materially from those projected in the forward-looking statements.

OVERVIEW

     We are an international provider of transaction management services to both traditional and e-commerce companies. We derive our revenues from a broad range of services, including order management, customer care services, billing services, information management and fulfillment and distribution services. Our fulfillment and distribution services are conducted at our warehouses and include picking, packing and shipping our clients' customer orders. We offer our services as an integrated solution, which enables our clients to outsource their complete transaction management needs to a single source and to focus on their core competencies. We currently provide transaction management services to over 30 clients that operate in a range of vertical markets, including apparel, computer products, printers, sporting goods and consumer electronics, among others.

     We act as a virtual infrastructure for our clients, which helps them enhance their traditional commerce operations and meet the operational challenges associated with the deployment of their e-commerce initiatives. We believe we offer a unique comprehensive integrated solution which handles the lifecycle of the transaction "from the click of a mouse, to the knock at the house" (SM). This solution enables our clients to focus on their core business, products and services while at the same time quickly and efficiently implementing traditional and e-commerce business initiatives. By utilizing our services, our clients are able to:

     Quickly Capitalize on E-commerce Market Opportunities. Our services enable our clients to rapidly implement their e-commerce strategies and take advantage of e-commerce opportunities without lengthy start-up and integration efforts. Our services allow our clients to deliver consistent quality of service as transaction volumes grow and to handle daily and seasonal peak periods. Through our international locations and capabilities, we enable our clients to use the broad reach of the Internet and e-commerce to sell their products almost anywhere in the world.

     Improve the Customer Experience. We enable our clients to provide their customers with a positive buying experience thereby maintaining and promoting brand loyalty. Through our use of advanced technology, we can respond directly to customer inquiries by e-mail, voice or data communication and assist them with on-line ordering and product information. We believe we offer our clients a "world class" level of service, including 24 hour, seven day a week customer care service centers and a high order accuracy.

     Minimize Investment and Improve Operating Efficiencies. We provide our clients with access to a wide array of services that cover a broad spectrum of e-commerce transaction management issues, eliminating their need to expend management time and resources to coordinate these services from different providers. By utilizing our services, our clients can capitalize on our economies of scale and expertise to grow their e-commerce business without incurring the substantial fixed costs necessary to create and maintain their own transaction management infrastructure. Our clients also have the flexibility to purchase any or all of our offered services according to their transaction volume and existing transaction management infrastructure so that they do not have to invest scarce capital resources as their business grows.

     Access a Sophisticated Technology Infrastructure. We provide our clients with ready access to a sophisticated technology infrastructure, which is designed to interface seamlessly with their systems. We provide our clients with vital product and customer information which can be immediately available to them on their own systems for use in data mining, analyzing sales and marketing trends, monitoring inventory levels and performing other transaction management functions.

     The key elements of our business strategy are to:

     Target Clients with Major Brand Names We intend to aggressively expand our business by targeting brand names who are seeking to enter the e-commerce marketplace or introduce new products or business programs. We believe that the electronic commerce marketplace will be led by companies with major brand names and our focus on these companies will provide us with meaningful opportunities to grow along with our clients' e-commerce initiatives.

     Expand Existing Client Relationships. By providing superior operating results, we believe we can expand relationships with existing clients to serve additional products and business segments and to provide additional services. Our objective is to integrate ourselves as our clients' "virtual infrastructure" so that we become a critical component of their transaction management process across the enterprise. Based upon our clients' needs, we plan to introduce new services to solve e-commerce transaction processing problems as they emerge. We also intend to continue our commitment to invest in state-of-the-art technology, equipment and systems to provide new, high-quality, innovative services to our existing clients and to attract new clients.

     Promote Our PFSweb Brand. We intend to build PFSweb brand awareness by expanding the number of clients, increasing our advertising in trade journals and other print media and by further participation in trade shows and similar expositions. We also intend to increase our Internet advertising and search engine presence.

     Seek Strategic Alliances and Acquisitions. We intend to pursue strategic alliances with Web site designers, Web hosting services, e-commerce software companies and other providers of Internet related services to assist in developing relationships with major brand names that are entering the e-commerce marketplace. We may also consider acquisitions of synergistic e-commerce businesses in order to offer a complete Internet implementation solution to clients looking to introduce the sale of their products over the Internet.

     Expand Our International Presence. We intend to expand the availability of our services throughout the world so that we can enhance our international-commerce transaction processing solutions. For example, in response to market opportunities, we intend to expand our multi-lingual call center services and foreign currency order processing.

ADJUSTED FINANCIAL PRESENTATION

     We believe our historical financial statements may not provide a meaningful comparison to our future financial statements. This is because the financial presentation of our operations in the future will be different from what they have been historically, as described below.

     In 1996, we entered into an agreement with the printer supplies division of IBM. Under this agreement, we provided IBM with various transaction management services, such as call center services and order fulfillment and distribution. We also served as an IBM master distributor of printer supply products. Under this master distributor arrangement, we purchased the printer supply products from IBM and resold them to IBM customers. Following our initial agreement with the printer supplies division, we entered into several similar agreements with other divisions of IBM, both in the U.S. and Europe, and expanded our then existing agreements to include more product lines.

     During the quarter ended September 30, 1999, we, Daisytek and IBM entered into new agreements to conform to our current business model. Under these new agreements, Daisytek will act as the master distributor of the IBM products and we will continue to provide various transaction management services. As part of this restructuring, we transferred to Daisytek the IBM product inventory, which we held as the master distributor, together with our customer accounts receivable and our accounts payable owing to IBM in respect of the product inventory. The purpose of the restructuring was to separate the master distributor and transaction management responsibilities between ourselves and Daisytek so that each could focus on its core competencies.

     As a result of the restructuring of the IBM agreements, our historical financial statements may not provide a meaningful comparison to our future financial statements. This is because, as a master distributor under our prior agreements, we recorded revenue as product revenue as we sold the product to IBM customers. Similarly, our gross profit was based upon the difference between our revenue from product sales and the cost of purchasing the product from IBM. In the future, however, our revenue under the new IBM agreements will be service fee revenue that will be payable by Daisytek and will be based upon a variable percentage of Daisytek's gross profit arising from its IBM product sales.

     As a result of this restructuring of our IBM agreements, our total revenues arising under our new IBM agreements will be reduced, as compared to the total revenues arising under the prior IBM agreements. However, our gross profit margin as a percent of service fee revenue under the new IBM agreements is anticipated to be significantly higher as compared to our gross profit margin as a percent of product revenue under the prior IBM agreements.

     In addition, upon completion of the Offering in December 1999, we entered into a new transaction management services agreement with Daisytek. Under this agreement, we provide transaction management services for Daisytek's U.S. wholesale consumable computer supplies business. We receive service fee revenue based upon a percentage of Daisytek's shipped product revenue. Consequently, our historical financial statements reflect the service fee revenue we received from Daisytek under this new agreement for only one month in the three and nine months results ended December 31, 1999.

     Additionally, upon completion of the Offering, Daisytek transferred to us fixed assets and other assets which will be used in our business. We paid to Daisytek a portion of the net proceeds of the Offering and assumed capital and operating lease obligations related to these assets.

     Our historical financial statements for the three and nine months ended December 31, 1999, also include incremental costs on new contract implementations as well as certain incremental selling, general and administrative expenses.

     We have set forth below an adjusted presentation of our total historical revenue and cost of revenue. This presentation shows, retroactively, what our service fee revenue and cost of service fee revenue would have been if (i) our modified agreement with IBM had been in effect during the periods presented,
(ii) our new agreement with Daisytek had been in effect for the entire calendar year ended 1999, (iii) our acquisition of the assets and liabilities that Daisytek transferred to us upon completion of the Offering had occurred as of the beginning of the calendar year 1999, and (iv) for the three months and calendar year ended December 31, 1999, an adjustment was made to the costing methodology applied to start-up activity on new client implementations.

                        ADJUSTED FINANCIAL PRESENTATION

                                      Three Months Ended                       Calendar Year Ended
                                         December 31,                              December 31,
                                    ----------------------                    ----------------------
                                             1999                                      1999
                                    ----------------------                    ----------------------
Service fee revenue ...........         $  13,965                                   $  42,287
Cost of service fee revenue ...             9,349                                      26,781
Service fee gross profit ......             4,616                                      15,506
Service fee gross profit margin              33.1%                                       36.7%

     We based the adjusted operating data on available information and certain estimates and assumptions. We believe that such assumptions provide a reasonable basis for presenting our results, adjusting for the transactions described above. This adjusted financial information does not reflect what our operating income or net income would have been during the periods presented or what our results of operations may be in the future.

RESULTS OF OPERATIONS

                                                            Three Months Ended                Nine Months Ended
                                                                December 31,                     December 31,
                                                        ---------------------------       ---------------------------
                                                           1999             1998             1999             1998
                                                        ----------       ----------       ----------       ----------
Product revenue ...................................             -- %           92.1%            75.7%            93.1%
Service fee revenue ...............................          100.0              7.9             24.3              6.9
                                                        ----------       ----------       ----------       ----------
       Total revenues .............................          100.0            100.0            100.0            100.0
Cost of product revenue (as % of product revenue)
                                                                --             94.2             94.4             94.7
Cost of service fee revenue (as % of service fee
    revenue) ......................................           89.9             65.0             82.1             72.5
                                                        ----------       ----------       ----------       ----------
       Total costs of revenues ....................           89.9             91.9             91.4             93.2
                                                        ----------       ----------       ----------       ----------
Gross profit ......................................           10.1              8.1              8.6              6.8
Selling, general and administrative expenses ......           60.7              7.2             16.9              6.3
                                                        ----------       ----------       ----------       ----------
Income (loss) from operations .....................          (50.6)             0.9             (8.3)             0.5
Interest (income) expense, net ....................            1.3             (0.2)             1.1              0.1
                                                        ----------       ----------       ----------       ----------
Income (loss) before income taxes .................          (51.9)             1.1             (9.4)             0.4
Provision (benefit) for income taxes ..............           (7.9)             0.5             (1.9)             0.2
                                                        ----------       ----------       ----------       ----------
Net income (loss) .................................          (44.0)%            0.6%            (7.5)%            0.2%
                                                        ==========       ==========       ==========       ==========

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED DECEMBER 31, 1999 AND 1998

     We believe our historical financial statements may not provide a meaningful comparison to our future financial statements. This is because the financial presentation of our operations in the future will be different from what they have been historically, as described above.

     Product Revenue. Product revenue was zero for the three months ended December 31, 1999 as compared to $23.6 million for the three months ended December 31, 1998. Product revenue was $55.8 million for the nine months ended December 31, 1999 as compared to $65.0 million for the nine months ended December 31, 1998. As stated above, during the quarter ended September 30, 1999, we, Daisytek and IBM entered into new agreements applicable to all of our IBM relationships. As a result of these agreements, the activities performed under these contracts since that date were accounted for as service fee revenue as opposed to product revenue. Prior to the impact of these new agreements, product revenue had increased as compared to prior periods due to the addition of our European IBM distribution agreement as well as growth from the existing North America IBM master distributor agreements. In future periods, we do not expect to have any product revenue.

     Service Fee Revenue. Service fee revenue was $10.9 million for the three months ended December 31, 1999 as compared to $2.0 million during the three months ended December 31, 1998, an increase of $8.9 million or 436.4%. Service fee revenue was $17.9 million for the nine months ended December 31, 1999 as compared to $4.8 million during the nine months ended December 31, 1998, an increase of $13.1 million or 273.3%. The increase in service fee revenues over prior periods was due to the further expansion of existing contracts, the restructuring of all the IBM contracts, and new service contract relationships, including our new transaction management services agreement with Daisytek which commenced on the completion of the Offering in December 1999. Service fee revenue from existing contracts increased $0.2 million and new service contract relationships added $8.7 million for the three months ended December 31, 1999. Service fee revenue from existing contracts increased $2.6 million and new service contract relationships added $10.5 million for the nine months ended December 31, 1999. For the three and nine months ended December 31, 1999, new service fee revenue totaling $3.9 million and $4.3 million, respectively, included fees earned from Daisytek under our new transaction management services agreement, effective as of the Offering, and our new IBM contracts that, prior to the September 1999 quarter, would have been reported as product revenue.

     Cost of Product Revenue. Cost of product revenue was zero during the three months ended December 31, 1999 as compared to $22.3 million during the three months ended December 31, 1998. Cost of product revenue as a percent of product revenue was 94.2% during the three months ended December 31, 1998, with a resulting product gross profit margin of 5.8%. Cost of product revenue was $52.6 million for the nine months ended December 31, 1999 as compared to $61.5 million during the nine months ended December 31, 1998. Cost of product revenue as a percent of product revenue was 94.7% during the nine months ended December 31, 1998, with a resulting product gross profit margin of 5.3%. As a result of the new IBM arrangements, we do not expect to incur any cost of product revenue in future periods.

     Cost of Service Fee Revenue. Cost of service fee revenue was $9.8 million for the three months ended December 31, 1999 as compared to $1.3 million during the three months ended December 31, 1998, an increase of $8.5 million or 642.0%. The resulting service fee gross profit margin was 10.1% during the three months ended December 31, 1999 and 35.0% during the three months ended December 31, 1998. Cost of service fee revenue was $14.7 million for the nine months ended December 31, 1999 as compared to $3.5 million during the nine months ended December 31, 1998, an increase of $11.2 million or 322.5%. The resulting service fee gross profit margin was 17.9% during the nine months ended December 31, 1999 and 27.5% during the nine months ended December 31, 1998. During both the three and nine months ended December 31, 1999, cost of service fee revenue increased related to a large number of new client implementations.

     Gross Profit. Gross profit was $1.1 million or 10.1% of revenues for the three months ended December 31, 1999 as compared to $2.1 million or 8.1% of revenues for the three months ended December 31, 1998. The decrease in total gross profit resulted primarily from the increase in costs of service fee revenue, discussed above. Gross profit was a $6.3 million or 8.6% of revenues for the nine months ended December 31, 1999 as compared to $4.8 million or 6.8% of revenues for the nine months ended December 31, 1998. In the Adjusted Financial Presentation data above, we have provided, retroactively, what our service fee gross profit margin would have been considering the impact of our modified agreement with IBM, our new agreement with Daisytek, our acquisition of the assets and liabilities which Daisytek transferred to us upon completion of the Offering and an adjustment to the costing methodology applied to start-up activity on new client implementations. The gross profit margin for the three month period ended December 31, 1999, would have been 33.1% after giving effect to these adjustments. Our service fee gross profit margin in the future is targeted to be between 35-40%.

     Selling, General and Administrative Expenses. SG&A expenses were $6.6 million for the three months ended December 31, 1999 or 60.7% of revenues as compared to $1.9 million or 7.2% of revenues for the three months ended December 31, 1998. SG&A expenses were $12.5 million for the nine months ended December 31, 1999 or 16.9% of revenues as compared to $4.4 million or 6.3% of revenues for the nine months ended December 31, 1998. As a result of incremental costs, the restructuring of the IBM agreements and the related reduction in product revenue, SG&A expenses as a percentage of total revenue are higher in the current periods than in prior periods. SG&A expenses increased as a result of costs incurred to support the higher sales volumes under both new and existing contracts and incremental investments in resources and technology to support our continued growth. SG&A expenses also increased as a result of certain incremental charges effected during this quarter. In the future, while we anticipate that we will continue to incur incremental costs as we make further SG&A investments in our sales, marketing, and technology areas to support our growth strategies and as a result of operating as a stand-alone public company, we are targeting our SG&A, as a percent of sales, to decrease as we increase our service fee revenue.

     Interest Expense, Net. Interest expense was $0.1 million for the three months ended December 31, 1999 as compared to interest income of $0.1 million for the three months ended December 31, 1998. Interest expense was $0.8 million for the nine months ended December 31, 1999 as compared to interest expense of $0.1 million for the nine months ended December 31, 1998. Interest expense increased as a result of an increase in the average payable to Daisytek to support working capital requirements applicable primarily to our master distributor agreements and for capital expenditures, offset by interest income earned subsequent to the Offering. As indicated below, in December 1999, we used a portion of the funds from the Offering to repay a portion of our intercompany payable balance to Daisytek and purchase certain assets from Daisytek. The remaining available cash will be used for future capital expenditures, general working capital needs, the remaining balance of the payable to Daisytek and possible acquisitions. To the extent that we have excess cash available, we expect to generate interest income in future periods.

     Income Taxes. Our income tax benefit as a percentage of pre-tax loss was 15.2% for the three months ended December 31, 1999 as compared to an income tax provision as a percentage of pre-tax income of 41.6% for the three months ended December 31, 1998. Our income tax benefit as a percentage of pre-tax loss was 19.7% for the nine months ended December 31, 1999 as compared to an income tax provision as a percentage of pre-tax income of 42.2% for the three months ended December 31, 1998. We will continue to be included in Daisytek's consolidated tax return through the date of the spin-off from Daisytek. As part of the tax sharing agreement entered into with Daisytek, we will be reimbursed for any income tax benefit derived from our inclusion in the consolidated return. However, for the period between the Offering and the spin-off any loss generated by us in excess of established limits may not be utilized at a consolidated level. Accordingly, we did not record a benefit for the pre-tax loss generated in the U.S. subsequent to the Offering. Additionally, because of our limited operating history in Europe, it is uncertain whether it is "more likely than not" that we will be able to utilize our European losses in future periods and therefore we did not record an income tax benefit for those pre-tax losses. To the extent we have losses in the U.S. or in Europe in future quarters, prior to the spin-off, it will continue to negatively impact our income tax provision. For the three months and nine months ended December 31, 1998, the income tax percentage is impacted by the differences between our U.S. and foreign subsidiaries, which are taxed at different rates.

USE OF OFFERING PROCEEDS

     In December 1999, PFSweb sold an aggregate of 3,565,000 shares of common stock, $0.001 par value, in an initial public offering led by Hambrecht & Quist, Dain Rauscher Wessels and Jefferies & Company, Inc., managing underwriters. The Registration Statement on Form S-1 for the Offering was declared effective on December 2, 1999 (Commission File No. 333-87657). All of the securities registered for the Offering were sold by the Company at an initial public offering price of $17.00 per share.

     The following sets forth certain information regarding the Offering as of December 31, 1999 (in thousands):

Gross offering proceeds                                                $ 60,605
Offering expenses:
    Underwriting discount                                4,242
    Expenses paid to or for underwriters                    --
    Other expenses                                       3,349
                                                         -----
Total offering expenses                                                   7,591
                                                                       --------
Net offering proceeds                                                  $ 53,014
                                                                       ========

         All of such payments of Offering expenses were made to others, except that James F. Reilly, a director of the Company, also serves as a Managing Director of Hambrecht & Quist.

         The following sets forth certain information regarding the use by the Company of the net offering proceeds as of December 31, 1999 (in thousands).

Repayment of payable to Daisytek                                       $ 22,300
Acquisition of property and equipment and other assets from Daisytek      5,000
Working capital and temporary investments                                25,714
                                                                       --------
                                                                       $ 53,014
                                                                       ========

         The Company made additional payments to reduce the payable to Daisytek in January 2000.

         The Company's temporary investments consist of commercial bank money market accounts pending use of such funds for the Company's operations.

         All of such payments of Offering proceeds were made to others, except for the payments to Daisytek, which is the holder of approximately 80% of the Company's outstanding common stock.

LIQUIDITY AND CAPITAL RESOURCES

     As a subsidiary of Daisytek, we have historically funded our business through intercompany borrowings from Daisytek. As a result of the Offering, as of the end of January 2000, we have repaid such intercompany borrowings. We currently believe that the remaining net proceeds from the Offering and funds generated from operations will satisfy our working capital and capital expenditure requirements for the next twelve months. Daisytek is prohibited from advancing funds to us following the completion of the Offering, except in the normal course of business. Accordingly, in order to provide additional financing flexibility in the future, we plan to seek our own credit facility.

     PFS had previously guaranteed an unsecured revolving line of credit with commercial banks of Daisytek (the "Facility"). On October 29, 1999, Daisytek amended the Facility. This amendment also provided for the release of PFS as guarantor on the Facility upon (i) the effective date of the Offering of the shares of common stock of PFSweb and (ii) the payment from PFSweb to Daisytek in settlement of the outstanding payable to Daisytek. In satisfaction of these conditions, PFS has been released from its guarantee.

     Working capital increased to $22.0 million at December 31, 1999 from $14.6 million at March 31, 1999. The amount as of December 31, 1999 was primarily the result of the Offering, which on a net basis, contributed approximately $20 million to working capital. A significant portion of our working capital needs has historically been related to our master distributor agreements with IBM, which required us to purchase and resell the product inventory to IBM customers. Under our new agreements with IBM, Daisytek now acts as the master distributor (and is responsible for the purchase and resale of the product inventory and retains the customer revenue), and we continue to perform most of the other transaction management services we had provided previously. As part of these new IBM agreements, we now receive service fees from Daisytek for the transaction management services that we provide. In connection with the restructuring of our IBM agreements, during the quarter ended September 30, 1999, we transferred to Daisytek the IBM-related product inventory, customer accounts receivable and accounts payable that we held under our prior agreements. In consideration of this transfer, Daisytek paid to us the net book value of these assets and liabilities (approximately $20 million). As a result of the modification to the IBM agreements and the proceeds raised from the Offering, our historical working capital requirements prior to December 1999 may not be indicative of our future needs.

     Net cash provided by financing activities was $30.8 million for the nine months ended December 31, 1999. In December 1999, we successfully completed our Offering and sold 3,100,000 shares of common stock at $17 per share. We also granted to the underwriters an option to purchase 465,000 additional common shares to cover over-allotments, which was exercised. Proceeds from the offering aggregated approximately $53 million. Proceeds were used to repay an intercompany payable to Daisytek of approximately $28 million, of which approximately $22 million has been paid as of December 31, 1999, and to acquire from Daisytek all fixed assets in its Memphis distribution facility, as well as certain assets providing information technology services for approximately $5 million. The remaining net proceeds are intended to be used for working capital and currently anticipated annual capital expenditures of $7 - $10 million, a portion of which may be financed through capital or operating leases, the remaining balance of the payable to Daisytek and possible acquisitions. Net cash provided by financing activities was $25.4 million for the nine months ended December 31, 1998. For the nine months ended December 31, 1998, cash provided by Daisytek was used to fund the incremental financing of one of our client's inventory, our capital expenditures and working capital requirements.

     Cash flows provided by operating activities totaled $12.1 million during the nine months ended December 31, 1999. Cash flows used in operating activities totaled $14.3 million during the nine months ended December 31, 1998. For the nine months ended December 31, 1999, the net cash provided by operating activities primarily reflected a reduction in accounts payable and accrued expenses of $27.3 million, accounts receivable of $13.7 million and inventory of $29.9 million. These reductions primarily related to the transfer of the IBM related working capital assets from us to Daisytek in conjunction with the new IBM agreements. For the nine months ended December 31, 1998, the net cash used in operating activities reflected an increase in inventory of $21.4 million, accounts receivable of $9.4 million, and accounts payable and accrued expenses of $16.2 million. Working capital requirements for the nine months ended December 31, 1998 were primarily due to product revenue growth under our North American IBM master distributor agreements. We also entered into new master distributor agreements in December 1998 to provide services for IBM in Europe. Our North American IBM revenue growth, as well as the new European IBM contracts, resulted in significant increases in IBM contract related accounts receivable, inventory and accounts payable.

     Cash used in investing activities was $12.7 million for the nine months ended December 31, 1999 as compared to $11.0 million for the nine months ended December 31, 1998. During the nine months ended December 31, 1999, our capital expenditures included the asset purchase from Daisytek at the completion of the Offering, our new Belgium distribution facility, and the expansion of U.S. sales and distribution facilities. Partially offsetting these capital expenditures was a reduction of third-party financed inventory. Cash used in investing activities for the nine months ended December 31, 1998 was primarily as a result of a long-term contractual agreement with one of our clients pursuant to which, as part of the services that we provide, we finance certain of the client's inventory. Subsequent to December 31, 1999, this client gave us a preliminary indication that they might not have us finance this inventory in the future. Capital expenditures have historically consisted primarily of additions to upgrade our management information systems, including our Internet-based customer tools, other methods of e-commerce and general expansion of our facilities, both domestic and foreign. We expect to incur significant capital expenditures in order to support new contracts and anticipated future growth opportunities. We anticipate that our total investment in upgrades and additions to facilities and information technology services for calendar year 2000 will be approximately $7 to $10 million. Some of these expenditures may be financed through operating or capital leases.

     We believe that international markets represent further opportunities for growth. We may consider entering into forward exchange contracts in order to hedge our net investment in our Canadian or European operations or in other international countries in which we establish a presence, although no assurance can be given that we will be able to do so on acceptable terms.

     In the future, we may attempt to acquire other businesses to expand our services or capabilities in connection with our efforts to grow our business. We currently have no binding agreements to acquire any such businesses. Should we be successful in acquiring other businesses, we may require additional financing. Acquisitions involve certain risks and uncertainties. Therefore, we can give no assurance with respect to whether we will be successful in identifying businesses to acquire, whether we will be able to obtain financing to complete an acquisition, or whether we will be successful in operating the acquired business.

YEAR 2000 ISSUE

     Daisytek and its subsidiaries (including PFSweb) completed its identification, assessment and remediation of the year 2000 compliance issue ("Y2K") in December 1999. The total expenses incurred by Daisytek and its subsidiaries (including PFSweb) related to Y2K was approximately $0.8 million, which included both external costs, such as outside consultants, software and hardware applications, as well as internal costs, primarily payroll related, which are not reported separately. To date, the Company has not experienced any material Y2K failures and to the best of its knowledge neither have any of its significant clients or service providers. However, there can be no assurance that in the future issues related to Y2K will not have a material adverse effect on our financial condition or that of our significant clients or service providers.

INVENTORY MANAGEMENT

     Prior to September 30, 1999, our agreements with IBM were structured as master distributor agreements. The transaction management services we provided for IBM under these agreements included purchasing and reselling IBM product inventory to IBM customers. During the quarter ended September 30, 1999, we restructured our agreements with IBM so that we will no longer be purchasing or reselling the IBM product inventory. In addition, we have transferred to Daisytek the IBM-related customer accounts receivables, inventory and accounts payable. We do not expect to own product inventory in future periods.

SEASONALITY

     The seasonality of our business is dependent upon the seasonality of our clients' business and their sale of their products. Accordingly, our management must rely upon the projections of our clients in assessing quarterly variability. We believe that as our business grows with consumer product clients, our business activity will be more significant in the quarter ended December 31.

     We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.

INFLATION

     Management believes that inflation has not had a material effect on our operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivative financial instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be used to hedge certain types of transactions, including foreign currency exposures of a net investment in a foreign operation. Our foreign currency exposure has historically been primarily related to our Canadian operations and also now includes our European business. Beginning in the year ended March 31, 1999, the foreign currency risks of PFSweb were considered in Daisytek's corporate risk management program, which included entering into certain forward currency exchange contracts. We did not enter into any such contracts on our own. SFAS No. 133 requires gains or losses on derivatives and hedging instruments to be recorded in other comprehensive income as a part of the cumulative translation adjustment. We are currently evaluating the provisions of SFAS No. 133 and its effect on the accounting treatment of these financial instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, with initial application as of the beginning of an entity's fiscal quarter. Early adoption of the standard is allowed; however, the statement cannot be applied retroactively to financial statements of prior periods.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The carrying value of the Company's financial instruments, which include cash and cash equivalents and a capital lease obligation, approximate their fair values based on current market price and rates.

     We are subject to market risk associated with changes in foreign currency exchange rates. In order to manage these risks, beginning in the year ended March 31, 1999, certain of our risks were considered in Daisytek's corporate risk management program, which included entering into certain forward currency exchange contracts. We did not enter into any such contracts on our own.

     Currently, our foreign currency exchange rate risk is primarily limited to Canadian dollars and the Euro. In the future, we believe our foreign currency exchange risk will also include other currencies applicable to certain of our international operations. In order to mitigate foreign currency rate risk, we will consider entering into forward currency exchange contracts to hedge our net investment and long-term intercompany payable balances.

PART II.      OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits:

          EXHIBIT
            NO.         DESCRIPTION OF EXHIBITS
        -----------     --------------------------------------------------------

           1.1 Underwriting Agreement by and among PFSweb, Inc., Daisytek International Corporation and the Underwriters named therein.

           2.1 Master Separation Agreement by and among Daisytek International Corporation, Daisytek, Incorporated, Priority Fulfillment Services, Inc. and PFSweb, Inc.

           2.2 Initial Public Offering and Distribution Agreement by and among Daisytek International Corporation, Daisytek Incorporated and PFSweb, Inc.

           2.3 Registration Rights Agreement by and among Daisytek International Corporation, Daisytek, Incorporated and PFSweb, Inc.

           2.4 Tax Indemnification and Allocation Agreement between Daisytek International Corporation and PFSweb, Inc.

           2.5 Transition Services Agreement between Daisytek, Incorporated and PFSweb, Inc.

           2.6 Transaction Management Services Agreement between Daisytek, Incorporated and Priority Fulfillment Services, Inc.

           3.1*         Amended and Restated Certificate of Incorporation

           3.2*         Amended and Restated Bylaws

           27.1 Financial Data Schedule for the nine months ended December 31, 1999

-------------

* Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

     b)   Reports on Form 8-K:

          None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    February 14, 2000




                                      PFSweb, Inc.

                                      By: /s/ Thomas J. Madden
                                          -------------------------------------
                                          Thomas J. Madden
                                          Chief Financial Officer,
                                          Chief Accounting Officer,
                                          Executive Vice President

3
                                INDEX TO EXHIBITS

  EXHIBIT
    NO.                              DESCRIPTION OF EXHIBITS
  -------          -------------------------------------------------------------
    1.1            Underwriting Agreement by and among PFSweb, Inc., Daisytek
                   International Corporation and the Underwriters named therein.

    2.1            Master Separation Agreement by and among Daisytek
                   International Corporation, Daisytek, Incorporated, Priority
                   Fulfillment Services, Inc. and PFSweb, Inc.

    2.2 Initial Public Offering and Distribution Agreement by and among Daisytek International Corporation, Daisytek,
                   Incorporated and PFSweb, Inc.

    2.3            Registration Rights Agreement by and among Daisytek
                   International Corporation, Daisytek, Incorporated and PFSweb,
                   Inc.

    2.4            Tax Indemnification and Allocation Agreement between Daisytek
                   International Corporation and PFSweb, Inc.

    2.5 Transition Services Agreement between Daisytek, Incorporated and PFSweb, Inc.

    2.6            Transaction Management Services Agreement between Daisytek,
                   Incorporated and Priority Fulfillment Services, Inc.

    3.1*           Amended and Restated Certificate of Incorporation

    3.2*           Amended and Restated Bylaws

    27.1           Financial Data Schedule for the nine months ended December
                   31, 1999


-----------------
* Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).