Form 10-K405
period 2000-03-31
PFSWEB INC
filed 2000-06-29
CIK 1095315

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                             ---------------------

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                        COMMISSION FILE NUMBER 000-28275

                             ---------------------

                                  PFSWEB LOGO
             (Exact name of registrant as specified in its charter)

                             ---------------------

                  DELAWARE                                      75-2837058
       (State or other jurisdiction of                   (I.R.S. Employer Number)
       incorporation or organization)

 500 NORTH CENTRAL EXPRESSWAY, PLANO, TEXAS                        75074
  (Address of principal executive offices)                      (Zip code)

        Registrant's Telephone Number, Including Area Code: 972-881-2900

                             ---------------------

        Securities Registered Pursuant to Section 12(b) of the Act: NONE

          Securities Registered Pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $.001 PER SHARE

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 19, 2000 (based on the closing price as reported by the National Association of Securities Dealers Automated Quotation System) was $26,410,688.

     As of June 19, 2000, there were 17,870,000 shares outstanding of the registrant's Common Stock, $.001 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 2000, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                         PAGE
                                                                         ----
                                   PART 1
Item 1.   Business....................................................      3
Item 2.   Properties..................................................     25
Item 3.   Legal Proceedings...........................................     26
Item 4.   Submission of Matters to a Vote of Security Holders.........     26

                                   PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................     27
Item 6.   Selected Consolidated Financial Data........................     27
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     29
Item 7a.  Quantitative and Qualitative Disclosure about Market Risk...     38
Item 8.   Financial Statements and Supplementary Data.................     39
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................     58

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........     58
Item 11.  Executive Compensation......................................     58
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................     58
Item 13.  Certain Relationships and Related Transactions..............     58

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................     58
SIGNATURES............................................................     61

     Unless otherwise indicated, all references to "PFSweb," "we," "us" and "our" refer to PFSweb, Inc., a Delaware corporation, and its subsidiaries. All references to "Daisytek" refer to Daisytek International Corporation, a Delaware corporation, and its subsidiaries. Reference in this Report to the Company's fiscal year means the 12 months period ending on March 31 of such year.

                                     PART I

ITEM 1. BUSINESS

       GENERAL

     We provide proven, fast and secure business infrastructure solutions for manufacturers, distributors and retailers that enable the rapid development and deployment of traditional and e-business strategies. Our solutions are flexible, dynamic and specific to each individual client business case, allowing us to offer a complete array of services to support our clients current and future business initiatives.

     Our solutions envelop much more than a one-time selection of a service, they encompass working with the evolution of a client's business strategies. With the ever-changing market environment, it is difficult to predict with 100 percent certainty exactly where businesses will be going next. By making our company virtually an extension of our clients, we can easily adapt and evolve with them, extending to them our professional direction and support along the way. One key differentiating factor is our ability to consult with our clients and work together toward defining their business strategies and provide them with an ever changing and adaptable resource to develop whatever solution they may require next.

     Our team of experts design diverse solutions for Fortune 500, Global 1000 and brand name clients around a flexible core business infrastructure that includes:

     - Professional consulting services, including a consultative team of experts that tailor solutions to each client and consistently seek out ways to increase efficiencies and produce benefits for the client.

     - Order management, including real-time integrated order processing solutions that specifically allow for complete access and visibility to inventory availability, credit authorization, order status, and shipment tracking;

     - Web-enabled customer care services, including customer care centers utilizing voice, e-mail, and Internet chat communications that are fully integrated with real-time systems and historical data archives to provide complete customer lifecycle management;

     - Billing and collection services, including secure on-line credit card processing, fraud protection, invoicing, credit management and collection;

     - Information management, including real-time data interfaces, data exchange services and data mining;

     - International fulfillment and distribution services, including warehouse management, inventory management, product warehousing, order picking and packing, transportation management and product return administration; and

     Our value proposition is to become an extension of our clients' businesses by delivering a superior e-experience to increase and enhance sales and market growth, customer satisfaction and customer retention. We act as a virtual arm to our clients' businesses, which helps them enhance their traditional commerce operations and meet the operational challenges associated with the deployment of their e-commerce initiatives. Our integrated solutions enable clients to introduce new products and business programs, and focus on their core business, products and services without making substantial investments in fixed assets systems, facilities and ongoing personnel. Our solutions center around enabling our clients to change with future trends and providing them with the ability to do so. Regardless of the size or complexity of the solution, our agility and flexibility allow for rapid evolution and development of new customizable technologies to meet their needs.

     We offer complete, tailored solutions based around a core infrastructure. Our infrastructure is seamlessly integrated with our clients' systems, thereby making us transparent to our clients' customers while we handle the lifecycle of the transaction "from the click of the mouse, to the knock at the house"(SM).

     We offer our services as integrated solutions, which enable our clients to outsource their traditional and e-business infrastructure needs to a single source allowing for greater focus on their core competencies. We operate and manage distribution centers and customer service centers in multiple international locations. Our automated fulfillment and distribution services are integrated with multiple order entry systems, allowing for real-time pick, pack and ship capabilities. We currently provide traditional and e-business infrastructure solutions to over 30 clients that are positioned as market leaders in a range of industries, including apparel, computer products, printers, sporting goods, cosmetics and consumer electronics, among others.

     We are currently a subsidiary of Daisytek International Corporation ("Daisytek"), one of the world's largest wholesale distributors of computer supplies, office products, and film and tape media. Our business unit was formed in 1991 to leverage Daisytek's core competencies in customer service, order management, product fulfillment and distribution. Since 1996, the operations of our business unit have been primarily focused in several Daisytek subsidiaries operating collectively as Priority Fulfillment Services, Inc. ("PFS"). In June 1999, Daisytek created a separate wholly-owned subsidiary named PFSweb, Inc., a Delaware corporation, to become a holding company for PFS in contemplation of an initial public offering (the "Offering") of PFSweb. Daisytek contributed $20,000 for 14,305,000 shares of common stock of PFSweb. In December 1999, we sold 3,565,000 shares of common stock, including the underwriters' over-allotment, at a price of $17 per share. Simultaneous with the completion of the Offering, Daisytek contributed to us all the assets, liabilities and equity comprising PFS. Daisytek has announced that it plans to effect the complete separation of PFSweb from Daisytek on July 6, 2000 through a pro rata distribution to its common stockholders of all of the shares of our common stock which Daisytek then holds (which is also known as a "spin-off").

     Upon completion of the Offering, we entered into a number of agreements with Daisytek relating to our business and our proposed spin-off from Daisytek. Under these agreements, Daisytek will continue to provide us with certain administrative services and facilities, and we will provide Daisytek with certain transaction management services. See "Spin-off of PFSweb from Daisytek" and "Risk Factors -- Risks Related to Daisytek".

INDUSTRY OVERVIEW

     Businesses today operate in an environment of rapid technological advancements, increasing competition and continuous pressure to improve operating efficiency. In response to these developments, two significant trends have emerged. The first is the accelerating use of the Internet to conduct e-commerce in both business-to-business and business-to-consumer applications. The second is the strategic decision of a growing number of companies, in a variety of industries, to outsource one or more business functions that are not within their core business competencies.

E-COMMERCE TREND

     As the Internet has become an increasingly important communications medium, businesses and consumers alike have begun to use the Internet to buy and sell goods and services. For the business-to-business environment, a recent Forrester Research ("Forrester") study indicates that more than 90% of firms expressed plans to buy and sell goods on the Internet over the next two years. This figure highlights the growing business-to-business e-commerce marketplace. In fact, Forrester predicts that by the year 2004, business-to-business e-commerce will hit $2.7 trillion. Of that $2.7 trillion, e-marketplaces are expected to represent 53% of the total online business trade. In order for companies to keep pace with the industry they will need to look at outsourcing as a viable option to building internal operations. For the business-to-consumer market, according to Forrester, the number of households shopping on-line will jump to nearly 40 million by the year 2003, which will contribute to the dynamic growth in business-to-consumer commerce conducted over the Internet. They expect the market will increase from $7.8 billion in 1998 to nearly $108 billion in 2003.

     To succeed on-line, a merchant must attract customers to its Web site and provide an appealing and easy-to-use environment that encourages customers to place an order. Once the customer places an order, the merchant must then process the order by executing numerous transactions, such as confirming product availability, authorizing a credit card purchase, calculating sales tax, fulfilling the order and, when necessary, processing returns. These "behind-the-scenes" activities are critical to complete the entire transaction.

     E-commerce creates the opportunity to facilitate transactions, improve operating efficiencies, and significantly affect the supply chain.

     For the manufacturer, e-commerce creates multiple opportunities. Manufacturers can sell directly to the end-user customer, bypassing the traditional model of selling to wholesalers and distributors who then resell to mass merchants and other retailers. By selling directly to the end-user customer, the manufacturer can retain a portion of its product revenue which otherwise would have been paid to middlemen in the traditional distribution channel. Direct sales can also provide the manufacturer with valuable end-user customer information, including buying patterns, feature and function preferences and customer support requirements. This information can be used by the manufacturer to design better products, tailor production schedules based on projected demand, and improve overall customer satisfaction.

     Another opportunity is that manufacturers can allow their resellers to tap into an increased number of products for their end-consumer by providing an infrastructure that seamlessly links to the manufacturers system and physical infrastructure, so that the manufacturer can distribute the product in the name of the reseller. The resellers have the ability to sell the product to the end-user without ever touching the product in the sales process and then not have to pay the manufacturer until their normal payment terms, after the product is actually sold to the end-consumer. This process creates a winning situation for both the manufacturer and the reseller by increasing cash flow and decreasing inventory costs to the reseller while increasing the product depth and breadth sold to the end-consumer from the manufacturer.

     For the traditional retailer, e-commerce offers the opportunity to attract new customers and introduce new merchandise while avoiding substantial investment in physical retail locations. At the same time, consumer preferences and customer data can be compiled and analyzed to spot trends and demographic shifts.

     To succeed on-line and in e-commerce, companies need an array of capabilities to support their e-business. Designing an attractive Web page is only the beginning. In order to retain and satisfy their on-line customers, businesses must be able to:

     - Accept and process customer orders 24 hours a day, seven days a week;

     - Develop an operating and technology infrastructure that can be expanded as volumes increase;

     - Administer, on a secure basis, credit card payments and collections;

     - Calculate applicable sales tax for numerous taxing authorities and various product types;

     - Quickly and courteously respond to customer inquiries by e-mail, phone, Web chat or fax;

     - Pick, pack and ship customer orders promptly and accurately;

     - Process product returns and customer refunds; and

     - Address supply chain management and reconfiguration.

     Traditional manufacturers and retailers entering the e-commerce arena must be able to satisfy the expanding needs of on-line customers, which differ from their traditional commerce customers. The efficiency and quality of the on-line shopping experience from accessing product information with real-time product availability, ordering and paying for the product to receiving the product and, if necessary, returning the product, are critical elements in successfully implementing e-commerce initiatives.

     These challenges are particularly difficult for the traditional manufacturer whose distribution infrastructure is designed for large pallet-sized orders to regional retailer distribution centers, and is not generally equipped to handle high-volume package distribution to individual customers. Similarly, retailers must ensure that their electronic shopping customers are not disappointed by experiencing product distribution problems and delays. Virtual companies, as well, are dependent upon an efficient order processing and distribution system to deliver their products to customers.

     Today if an end-user or reseller is not pleased with a company's service, within minutes, if not within seconds, they are able to find another provider who can meet their needs. The key for these companies is not to lose the customer on factors that can be prevented. In order to prevent customer attrition, companies need to provide top quality services that have the flexibility and visibility to communicate to customers information that is vital to them through Web-enabled customer support, real time inventory access, and instant visibility to order status.

OUTSOURCING TREND

     In response to growing competitive pressures and technological innovations, we believe many companies, both large and small, are focusing their critical resources on the core competencies of their business and utilizing third-party outsourcing to accelerate their business plans in a cost-effective manner and perform non-core business functions. Outsourcing provides many key benefits, including the ability to:

     - Capitalize on skills, expertise and technology infrastructure that would otherwise be unavailable or expensive given the scale of the business;

     - Reduce capital and personnel investments and convert fixed investments to variable costs;

     - Increase flexibility to meet changing business conditions and demand for products and services;

     - Enhance customer satisfaction and gain competitive advantage;

     - Improve operating performance and efficiency; and

     - Rapidly enter new business markets or geographic areas.

     As a result, the market for outsourcing services has experienced significant growth. International Data Corporation expects that worldwide spending on outsourcing services will grow from nearly $100 billion in 1998 to more than $151 billion in 2003.

     Typically, outsourcing service providers are focused on a single function, such as information technology, call center management, credit card processing, warehousing or package delivery. This focus creates several challenges for companies looking to outsource more than one of these functions, including the need to manage multiple outsourcing service providers, sharing information with service providers and integrating that information into their internal systems. Additionally, the delivery of these multiple services must be transparent to the customer and enable the client to maintain brand recognition and customer loyalty.

     Furthermore, traditional commerce outsourcers are frequently providers of domestic only services versus international solutions, which requires the company to establish additional relationships with other outsourcing parties.

THE PFSWEB SOLUTION

     As e-commerce has emerged, merchants and consumers have embraced using the Internet to buy and sell goods and services. Only recently have they defined requirements for successful e-business practices. Effective e-commerce demands a constant stream of communication, thereby allowing the consumer to remain in control. Requirements include real-time order information, access to customer service functions such as order tracking and Web-enabled customer service interaction, and superior order accuracy rates.

     Once the customer places an order, the merchant must then process the order by executing numerous transactions, such as confirming product availability, authorizing a credit card purchase, calculating sales tax, fulfilling the order and, when necessary, processing returns. These "behind the scenes" activities are critical to the completion of the transaction. PFSweb provides this complete functionality.

     Initially we served as a solution for manufacturers that did not have an appropriate distribution model in place. Over the past four years, we have seen traditional business-to-business clients transition into the e-commerce marketplace. We had a fulfillment and distribution model with advanced technological support and a focus on the customer experience that easily transitioned into a premier e-commerce solution. As traditional business models transition to electronic methods, companies will require outsourced expertise to migrate into this environment. We have a strong history of creating diverse client solutions for both business-to-business and business-to-consumer clients. We are an international leader in our industry and are uniquely positioned to benefit from the growing use and acceptance of e-commerce.

     While early adopters of e-commerce business models often developed in-house business infrastructure systems, many of today's thriving e-businesses look to outsource their business infrastructure needs to lower operating costs, increase revenues, and keep their focus on core competencies. Our business model is built to scale with our clients' businesses, targeting optimum accuracy to provide superior customer experiences and using our world-class capabilities, infrastructure and technology to deliver a superior solution.

     Our value proposition is to become an extension of our clients' businesses by delivering a superior e-experience to increase and enhance sales and market growth, customer satisfaction and customer retention. We act as a virtual arm to our clients' businesses, which helps them enhance their traditional commerce operations and meet the operational challenges associated with the deployment of their e-commerce initiatives. Our integrated solutions enable clients to introduce new products and business programs, and focus on their core business, products and services without making substantial investments in fixed assets systems, facilities and ongoing personnel. Our solutions center around enabling our clients to change with future trends and providing them with the ability to do so. Regardless of the size or complexity of the solution, our agility and flexibility allow for rapid evolution and development of the new customizable technologies to meet their needs.

     We offer complete, tailored solutions based around a core infrastructure. Our infrastructure is seamlessly integrated with our clients' systems, thereby making us transparent to our clients' customers while we handle the lifecycle of the transaction "from the click of the mouse, to the knock at the house"(SM).

     Our solutions enable our clients to quickly and efficiently implement traditional and e-commerce business initiatives. By utilizing our solutions, our clients are able to:

     Quickly Capitalize on Market Opportunities. Our solutions empower clients to rapidly implement their e-commerce strategies and take advantage of opportunities without lengthy start-up and integration efforts. These solutions allow our clients to deliver consistent quality of service as transaction volumes grow and to handle daily and seasonal peak periods. Through our international locations and capabilities, our clients can use the broad reach of the Internet and e-commerce to sell their products anywhere in the world.

     Improve the Customer Experience. We enable our clients to provide their customers with a positive buying experience thereby maintaining and promoting brand loyalty. Through our use of advanced technology, we can respond directly to customer inquiries by e-mail, voice or data communication and assist them with on-line ordering and product information. We offer our clients a "world class" level of service, including 24-hour, seven-day-a-week Web-enabled customer care service centers and exceptional order accuracy.

     Minimize Investment and Improve Operating Efficiencies. We provide our clients with access to a wide array of services and tailored solutions that cover a broad spectrum of e-commerce business infrastructure issues, eliminating their need to expend management time and resources to coordinate these services from different providers. By utilizing our services, our clients can capitalize on our economies of scale and expertise to grow their e-commerce business without incurring the substantial fixed costs necessary to create and maintain their own transaction management infrastructure. Our clients also have the flexibility to purchase any or all of our offered services according to their transaction volume and existing transaction management infrastructure so that they do not have to invest scarce capital resources as their business grows.

     Access a Sophisticated Technology Infrastructure. We provide our clients with ready access to a sophisticated technology infrastructure, which is designed to interface seamlessly with their systems. We provide our clients with vital product and customer information which can be immediately available to them on their own systems for use in data mining, analyzing sales and marketing trends, monitoring inventory levels and performing other management functions.

THE PFSWEB STRATEGY

     Our objective is to grow rapidly by being an international provider of business-to-business and business-to-consumer infrastructure solutions for both traditional and e-commerce businesses. The key elements of our business strategy are to:

     Target Major Brand Manufacturers. We intend to aggressively expand our business by targeting major brand manufacturers that are seeking to enter the e-commerce marketplace or introduce new products or business programs into their existing business. We believe these companies will be the leaders in electronic commerce marketplaces, and this focus will provide us with opportunities to grow along with our clients' e-commerce initiatives. We also seek to expand our business within large brand name retailers seeking to open Web sites or attempting to increase their efficiencies in their traditional business model through our streamlined processes.

     Expand Existing Client Relationships. By providing superior operating results, we believe we can expand relationships with existing clients to serve additional products and business segments and to provide additional services. Our objective is to integrate ourselves as our clients' physical infrastructure so that we become a critical component of their business infrastructure process across the enterprise. Based upon our clients' needs, we will continue to introduce new services. We also intend to continue our commitment to invest in state-of-the-art technology, equipment and systems to provide new, high-quality, innovative solutions to our existing clients and to attract new clients.

     Promote Our PFSweb Brand. We intend to build PFSweb brand awareness by expanding the number of satisfied clients, continuing to advertise in publications and other print media, and by further participating in trade shows and similar expositions. We also intend to continue our Internet advertising and search engine presence.

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

     Expand Our International Presence. We intend to expand the availability of our services throughout the world so that we can enhance our international business infrastructure solutions. For example, in response to market opportunities, we intend to expand our multi-lingual call center services and foreign currency order processing.

     In order to execute our strategy, we must, among other things, continue to incur significant operating and marketing expenses, invest in additional technology infrastructure and maintain sufficient capacity. In addition, if our spin-off from Daisytek does not occur, our ability to grow our business with some manufacturers and realize other benefits may be adversely affected. See "Risk Factors -- Risks Related to Daisytek" and "Spin-off of PFSweb from Daisytek" for a more complete discussion of these and other risk factors.

PFSWEB SERVICES

     We offer a comprehensive and integrated set of business infrastructure solutions that are tailored to our clients' specific needs to enable them to quickly and efficiently implement their e-commerce and traditional business initiatives. Our services include:

     Professional Consulting Services. As part of the tailored solution for our clients, we offer a full team of experts designated specifically to focus on our clients' businesses. They play a consultative role in which they provide evaluation, analysis and recommendations for the client's business. This team creates customized solutions and devises customized plans to be implemented, in order to increase efficiencies and produce benefits for the client.

     Order Management. Our order management solutions provide clients with interfaces that allow for real-time information retrieval, including information on product orders, shipment, delivery and customer history. These solutions are seamlessly integrated with our Web-enabled customer care centers, allowing for the processing of orders through shopping cart, phone, fax, mail, email, Web chat, and other order receipt methods. In addition, for the business-to-business market, our technology platform provides a variety of order receipt methods that facilitate commerce within e-marketplaces and in various stages of the supply chain. Our systems provide the ability for both our clients and their customers to track the status of orders at any time. Our services are transparent to our clients and their customers and are seamlessly integrated with our clients internal systems platforms and Web sites. By synchronizing these activities, we can capture and provide critical customer information, including:

     - Statistical measurements critical to creating a quality customer experience, containing real-time order status, order exceptions, back order tracking, soft/hard allocation of product based on timing of online purchase and business rules, the ratio of customer inquiries to purchases, average order sizes and order response time;

     - Business-to-business supply chain management information critical to evaluating inventory positioning, for the purpose of reducing inventory turns, product flow through and end-consumer demand;

     - Reverse logistics information including customer response and rationale for the return or rotation of product;

     - Detailed marketing information about what was sold and to whom it was sold, by location and preference; and

     - Web traffic reporting showing the number of visits ("hits") received, areas visited, and products and information requested.

     Web-Enabled Customer Care Services. An important feature of e-commerce is the ability of the customer to talk to a live customer service representative. Our experience is that a majority of consumers tell us that they visited the Web location for information, but only a fraction of those consumers chose to order in that manner. Our customer care services utilize features that integrate voice, e-mail, data and Internet chat communications to respond to and handle customer inquiries. Our customer care representatives answer questions in our clients' name regarding orders, shipping, billing, returns and product information as well as a variety of other questions. Our Web-enabled customer care center automatically identifies each customer request and routes it to the available customer care representative who is specially trained in the client's business and products. The customer care centers are designed so that our customer care representatives can handle many different clients and products, thereby creating economy of scale benefits for our clients. Our advanced technology also enables our representatives to inform customers of other products and sales opportunities for our clients. The Web-enabled customer care center is fully integrated into the data management and order processing system, allowing for full visibility into customer history and customer trends. Through this fully integrated system we are able to provide complete customer lifecycle management.

     Billing and Collections Services. We offer secure credit card processing for our clients, both directly on-line from their Web site as well as through our Web-enabled customer care center. Our credit card processing services offer real-time confirmation of credit card authorization while the customer is in the shopping-cart checkout process or talking to a customer care representative. We are able to calculate sales tax, if applicable, for numerous taxing authorities and on a variety of products. We provide customized computer generated invoices in our clients' names so that our services remain transparent to the customer. We also assist our clients in business-to-business accounts receivable management and collection in accordance with their procedures and guidelines.

     Information Management. We have the ability to communicate with and transfer information to and from our clients through a wide variety of technologies, including real-time data interfaces, file transferring and electronic data interchange. Our systems are designed to capture, store and electronically forward to our clients critical information regarding customer inquiries and orders, product shipments, inventory levels, product returns and other information. We maintain for our clients detailed product master files that can be seamlessly integrated with their Web sites. Our systems are capable of providing our clients with customer and order information for use in analyzing sales and marketing trends and introducing new products. We also offer customized reports or data analyses based upon specific client needs to assist them in their budgeting and business decision process.

     International Fulfillment and Distribution Services. An integral part of our business infrastructure solutions is the warehousing and distribution of inventory owned by our clients. We currently have over 1.3 million square feet of warehouse space domestically and internationally to store and process our clients' inventory. We receive client inventory in our distribution centers, verify shipment accuracy, unpack, inspect for damage and generally stock for sale the same day. On behalf of our clients, we pick, pack and ship their customer orders and can provide customized packaging, inserts and promotional literature for distribution with customer orders. Based upon our clients' needs, we are able to take advantage of a variety of shipping and delivery options, including next day service. In addition, an increasingly important function that we provide for our clients is product return administration. We offer a wide array of product return services for our clients, including issuing return authorizations, receipt of product, crediting credit card accounts, and disposition of returned product.

     Our distribution facilities contain computerized sorting equipment, powered material handling equipment, scanning and bar-coding systems and automated conveyors, in-line scales and digital cameras to photograph shipment contents for automatic accuracy checking.

     Our receiving and material handling system in our Memphis distribution complex includes several advanced technology enhancements, including radio frequency technology in product receiving processing to ensure accuracy, an automated package routing system and a "pick to light" paperless order picking system. Our advanced distribution systems provide us with the capability to currently warehouse an extensive number of stock keeping units (SKUs) for our clients ranging from high-end laser printers to wide-leg blue jeans, while at the same time retaining the ability to pick, pack and ship single SKUs to individual customers in fulfillment of customer orders.

     During the fiscal quarter ended March 31, 2000, we warehoused, managed and fulfilled approximately $1.2 billion (on an annualized basis) in client merchandise and transactions. This does not represent our revenue, but rather the revenue of our clients for whom we provided e-business infrastructure solutions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CLIENTS AND MARKETING

     Our target clients include brand name manufacturers looking to quickly and efficiently implement business initiatives or introduce new products or programs, without the burden of modifying or expanding their current infrastructure and technology capabilities. We also target retailers seeking to open Web sites to expand their sales through new channels and distributors seeking to reduce costs. Our services are available for a multitude of industries, including:

     - Manufacturers such as International Business Machines ("IBM") (printer and media supplies), Adaptec (computer accessories), adidas (a sporting goods manufacturer), Emtec (formerly BASF Magnetics) (data media and audio visual products), Xerox (printers and printer supplies), Thomson Consumer Electronics (televisions and consumer electronics), NokiaUSA.com (cell phone accessories), and Hewlett-Packard (computer networking equipment);

     - Retailers such as American Eagle Outfitters (fashion apparel), and the Sharper Image (work and home luxury accessories);

     - Distributors such as Daisytek (computer supplies, office products, and film and tape media), ISA Ltd. (computer and office supplies in Western Europe); and

     We reach these clients through a direct sales force, telemarketing, trade shows, trade journal advertising, our Web site and direct mail programs. We also pursue strategic marketing alliances with Web design firms and e-commerce consultants to provide referrals and customer leads.

     Our direct sales force is comprised of dedicated sales professionals whose compensation is tied to their ability to expand our relationships with existing clients and attract new clients. We also employ highly trained implementation managers whose responsibilities include the oversight and supervision of client projects and maintaining high levels of client satisfaction.

TECHNOLOGY

     We maintain advanced management information systems and have automated most key business functions using on-line, real-time systems. These systems enable us to provide our clients with information concerning sales, inventory levels, customer payments and other operations that are essential for our clients to efficiently manage their electronic commerce business programs. Our systems are designed to scale rapidly to handle the transaction processing demands of our clients.

     We employ technology from a selected group of partners. For example, we use IBM AS/400 and Netfinity servers to run both Web site functions as well as order management and distribution functions, and we use Lucent Technologies for telephone switch and call center management functions. We also use Lucent Technologies for our Web-enabled customer care center to interact with customers via voice, e-mail or chat and to communicate with the customer by sharing Web pages between customers and our service representatives. The ability to process voice, data and video simultaneously on the same line is becoming very effective. We have just begun to implement these technologies in our call centers. We have seen our clients interested in using this technology to allow shoppers the ability to consult with known experts prior to purchasing. Our sophisticated computer-telephony integration has been accomplished by combining systems software from IBM and Lucent Technologies together with our own application development. We use AT&T for our private enterprise network and long distance carrier. We use J.D. Edwards as the software provider for the primary applications that we use in our operational areas and financial areas. We use Rapistan/Demag for our warehouse management, automated conveyor and "pick-to-light" (inventory retrieval) systems and Telxon for our warehouse radio frequency applications.

     We have developed e-commerce technology that is specifically targeted at quickly integrating our systems with those of our clients with a high degree of accuracy and reliability. Our e-commerce technology is branded with the name entente(SM), which alludes to the level of electronic cooperation that is possible when we construct solutions with our clients using this technology. There are several products in the entente suite that provide specific capabilities when we design e-commerce solutions for our clients. The core of the entente suite is the entente Message Broker ("eMB"). eMB is an open systems XML-based messaging system that our enterprise resource planning systems ("ERP"), warehouse management systems and customer relationship management systems use to communicate with the other components of the entente suite. The other components of the entente suite, entente.Direct, entente.Message and entente.Web provide the open platform infrastructure that allows us to create complete e-commerce solutions with our customers. Using the various components of the entente suite, we can assist our clients in easily integrating their Web sites or ERP systems to our systems for real-time transaction processing without regard for their hardware platform or operating system. This high-level of systems integration allows our clients to automatically process orders, customer data and other e-commerce information. We can also track information sent to us by the client as it moves through our systems in the same manner a carrier would track a package throughout the delivery process. Our systems enable us to track at a detailed level information received, transmission timing, any errors or special processing required and information sent back to the client. The transactional and management information contained within our systems is made available to the client quickly and easily through the entente suite.

     We have also invested in advanced telecommunications, computer telephony, electronic mail and messaging, automated fax technology, barcode scanning, wireless technology, fiber optic network communications and automated inventory management systems. We have also developed and utilize telecommunications technology that provides for automatic customer call recognition and customer profile recall for inbound customer service representatives.

     Our systems development team of information technology professionals primary responsibility is directed at implementing custom solutions for new clients and strengthening existing client solutions. Our development team can also produce proprietary systems infrastructure to expand our capabilities in circumstances where we cannot purchase standard solutions from commercial providers. We also utilize temporary resources when needed for additional capacity.

     Our information technology operations and infrastructure are built on the premise of reliability and scalability. We maintain diesel generators and uninterruptible power supply equipment to provide constant availability to computer rooms, call centers and warehouses. Multiple Internet service providers and redundant Web servers provide for a high degree of availability to Web sites that interface with our systems. Capacity planning and upgrading is performed regularly to allow for quick implementation of new clients and avoid time-consuming infrastructure upgrades that could slow growth rates. We also have a disaster recovery plan for our information systems and maintain a "hot site" under contract with a major provider.

COMPETITION

     Many companies offer, on an individual basis, one or more of the same services we do, and we face competition from many different sources depending upon the type and range of services requested by a potential client. Our competitors include vertical outsourcers, which are companies that offer a single function, such as call centers, public warehouses or credit card processors, and many of these companies have greater capabilities than we do for the function they provide. We also compete against transportation logistics providers who offer product management functions as an ancillary service to their primary transportation services. In many instances, our competition is the in-house operations of our potential clients themselves. The in-house operations departments of potential clients often believe that they can perform the same services we do, while others are reluctant to outsource business functions which involve direct customer contact. We cannot be certain that we will be able to compete successfully against these or other competitors in the future.

     Although many of our competitors can offer one or more of our services, we believe our primary competitive advantage is our ability to offer a wide array of services that cover a broad spectrum of e-commerce transaction management functions, including order processing and shipment, credit card payment and customer service, thereby eliminating any need for our clients to coordinate these services from different providers. We believe we are unique in offering our clients an adaptable consultative solution that also provides physical infrastructure for their business to handle all of their order processing, customer care service, billing, information management and product warehousing and distribution needs.

     We also compete on the basis of certain additional factors, including:

     - operating performance and reliability;

     - ease of implementation and integration; and

     - price.

     We believe that we presently compete favorably with respect to each of these factors. However, the market for our services is becoming more competitive and still evolving, and we may not be able to compete successfully against current and future competitors.

EMPLOYEES

     As of March 31, 2000, we had 770 full-time employees and 52 part-time employees. 689 of these were located in the United States. We are not a party to any collective bargaining agreements, and we have never suffered an interruption of business as a result of a labor dispute. We consider our relationship with our employees to be good.

     Our success in recruiting, hiring and training large numbers of skilled employees and obtaining large numbers of hourly employees during peak periods for distribution and call center operations is critical to our ability to provide high quality distribution and support services. Call center representatives and distribution personnel receive feedback on their performance on a regular basis and, as appropriate, are recognized for superior performance or given additional training. Generally, our clients provide specific product training for our customer service representatives and, in certain instances, on-site client personnel to provide specific technical support. To maintain good employee relations and to minimize employee turnover, we offer competitive pay, hire primarily full-time employees who are eligible to receive a full range of employee benefits, and provide employees with clear, visible career paths.

REGULATION

     Our business may be affected by current and future governmental regulation. For example, the Internet Tax Freedom Act bars state and local governments from imposing taxes on Internet access or that would subject buyers and sellers of electronic commerce to taxation in multiple states. This act is in effect through October 2000. If legislation to extend this act or similar legislation is not enacted, Internet access and sales across the Internet may be subject to additional taxation by state and local governments, thereby discouraging purchases over the Internet and adversely affecting the market for our services.

SPIN-OFF OF PFSWEB FROM DAISYTEK

  History

     The PFSweb business unit was formed in 1991 as a subsidiary of Daisytek named "Working Capital of America" whose purpose was to provide inventory management, direct shipping to end-users, and accounts receivable collections for Daisytek customers and other third parties. Until 1996, this business unit was comprised of operations both at Working Capital of America and at Daisytek. As the business gradually developed, this business unit recognized an opportunity to expand its business and capitalize on Daisytek's strengths in customer service, order management, product fulfillment and distribution, and provide these services on an outsourcing basis. Since 1996, the operations of this business unit have been primarily focused in PFS. PFSweb was formed in 1999 to be a holding company for PFS and to facilitate the Offering and spin-off from Daisytek. In December 1999, we completed the Offering and entered into various agreements with Daisytek relating to the spin-off. Under these agreements, the spin-off was conditioned upon, among other things, the receipt of a ruling by the Internal Revenue Service ("IRS") that, among certain other tax consequences of the transaction, the spin-off will qualify as a tax-free distribution for U.S. federal income tax purposes and will not result in the recognition of taxable gain or loss for U.S. federal income tax purposes to Daisytek or its shareholders (the "IRS Ruling"). On June 8, 2000, Daisytek received the IRS Ruling and the Daisytek board of directors approved the spin-off and authorized the distribution of 14,305,000 shares of PFSweb common stock to the holders of Daisytek common stock. The distribution is payable at the close of business on July 6, 2000 to Daisytek stockholders of record as of June 19, 2000.

  PFSweb's Ongoing Relationship With Daisytek

     PFSweb and Daisytek will continue to have significant ongoing relationships following the spin-off. PFSweb and Daisytek are parties to various agreements providing for the separation of their respective business operations. These agreements govern various interim and ongoing relationships between the companies, including the transaction management services that PFSweb provides for Daisytek, the transitional services that Daisytek provides to PFSweb and a tax indemnification and allocation agreement which governs the allocation of tax liabilities and sets forth provisions with respect to other tax matters.

     All of the agreements between PFSweb and Daisytek were made in the context of a parent-subsidiary relationship and were negotiated in the overall context of the spin-off. Although we generally believe that the terms of these agreements are consistent with fair market values, there can be no assurance that the prices charged to or by each company under these agreements are not higher or lower than the prices that may be charged by, or to, unaffiliated third parties for similar services.

  Master Separation Agreement

     The Master Separation Agreement sets forth the agreements between PFSweb and Daisytek with respect to the principal corporate transactions required to effect the transfers of assets and assumptions of liabilities necessary to separate the PFSweb business unit from Daisytek and certain other agreements governing this relationship thereafter.

     Transfer of Assets and Liabilities. Following completion of the Offering, Daisytek transferred to PFSweb all of the fixed assets in Daisytek's Memphis distribution facility as well as certain assets associated with providing information technology services and the stock of several subsidiaries of Daisytek representing the business operations of PFSweb, and PFSweb transferred to Daisytek approximately $5.0 million in cash and assumed approximately $0.3 million of capital lease obligations, as well as the operating lease obligations related to these assets. PFSweb also repaid to Daisytek, from the net proceeds of the Offering, the aggregate sum of approximately $27 million, representing the outstanding balance of PFSweb's intercompany payable to Daisytek.

     Indemnification. PFSweb agreed to indemnify Daisytek against any losses, claims, damages or liabilities arising from the liabilities transferred to PFSweb and the conduct of the PFSweb business after the completion of the Offering. Daisytek agreed to retain, and indemnify PFSweb against, any losses, claims, damages or liabilities arising from the conduct of the PFSweb business prior to the completion of the Offering.

  Initial Public Offering and Distribution Agreement

     General. PFSweb and Daisytek entered into an Initial Public Offering and Distribution Agreement which governs their respective rights and duties with respect to the Offering and the spin-off, and sets forth certain covenants to which they will be bound for various periods following the Offering and the spin-off.

     Preservation of the Tax-free Status of the Spin-off. Daisytek has received a private letter ruling from the Internal Revenue Service to the effect that the spin-off will qualify as a tax-free distribution under Section 355 of the Internal Revenue Code to Daisytek and its stockholders. In connection with obtaining such ruling, certain representations and warranties were made regarding Daisytek, PFSweb and their respective businesses. PFSweb has also agreed to certain covenants that are intended to preserve the tax-free status of the spin-off. These covenants include:

     Certain Acquisition Transactions. Until two years after the completion of the spin-off, PFSweb has agreed not to enter into or permit any transaction or series of transactions that would result in a person or persons acquiring or having the right to acquire shares of its capital stock that would comprise 50% or more of either the value of all outstanding shares of its capital stock or the total combined voting power of its outstanding voting stock.

     Continuation of Active Trade or Business. Until two years after the completion of the spin-off, PFSweb has agreed to continue to conduct its active trade or business (within the meaning of Section 355 of the Code) as it was conducted immediately prior to the completion of the spin-off. During such time, PFSweb has agreed not to:

     - liquidate, dispose of or otherwise discontinue the conduct of any substantial portion of its active trade or business; or

     - dispose of any business or assets that would cause it to be operated in a manner inconsistent in any material respect with the business purposes for the spin-off as described in the representations made in connection with Daisytek's request for the IRS Ruling.

     Continuity of Business. Until two years after the completion of the spin-off, PFSweb has agreed that it will not voluntarily dissolve or liquidate; and, except in the ordinary course of business, neither it nor any of its direct or indirect subsidiaries will sell, transfer, or otherwise dispose of or agree to dispose of assets (including any shares of capital stock of its subsidiaries) that, in the aggregate, constitute more than 60% of its assets.

     Intracompany Debt. Until two years after the completion of the spin-off, PFSweb will not be able to have any indebtedness to Daisytek, other than payables arising in the ordinary course of business.

     These covenants will not prohibit PFSweb from implementing or complying with any transaction permitted by an IRS ruling or a tax opinion.

     Other Covenants Regarding Tax Treatment of the Transactions. Daisytek intends the transfer of assets and liabilities from Daisytek to PFSweb as provided by the master separation agreement (the "Contribution") to qualify as a reorganization under Section 368(a)(1)(D) of the Code (a "D Reorganization"). Until two years after the completion of the spin-off, PFSweb has agreed not to take, or permit any of our subsidiaries to take, any actions or enter into any transaction or series of transactions that would be reasonably likely to jeopardize the tax-free status of the spin-off or the qualification of the Contribution as a D Reorganization, including any action or transaction that would be reasonably likely to be inconsistent with any representation made in connection with Daisytek's request for the IRS Ruling. PFSweb has also agreed to take any reasonable actions necessary for the Contribution and the spin-off to qualify as a D Reorganization.

     Cooperation on Tax Matters. PFSweb and Daisytek have agreed to various procedures with respect to the tax-related covenants described above, and PFSweb is required to notify Daisytek if it desires to take any action prohibited by these covenants. Upon such notification, if Daisytek determines that such action might jeopardize the tax-free status of the spin-off or the qualification of the Contribution as a D Reorganization, Daisytek will either use all commercially reasonable efforts to obtain a private letter ruling from the IRS or a tax opinion that would permit PFSweb to take the desired action or provide all reasonable cooperation to PFSweb in connection with PFSweb obtaining such an IRS ruling or tax opinion. In either case, Daisytek has agreed to bear the reasonable costs and expenses of obtaining the IRS ruling or tax opinion, unless it is determined that PFSweb's proposed action will jeopardize the tax-free status of the spin-off or the qualification of the Contribution as a D Reorganization, in which event PFSweb will be responsible for such costs and expenses.

     Indemnification for Tax Liabilities. PFSweb has generally agreed to indemnify Daisytek and its affiliates against any and all tax-related losses incurred by Daisytek in connection with any proposed tax assessment or tax controversy with respect to the spin-off or the Contribution to the extent caused by any breach by it of any of its representations, warranties or covenants. If PFSweb causes the spin-off to not qualify as a tax-free distribution, Daisytek would incur federal income tax (which currently would be imposed at a 35% rate), and possibly state income taxes on the gain inherent in the shares distributed, which would be based upon the market value of the shares of PFSweb at the time of the spin-off. This indemnification does not apply to actions that Daisytek permits PFSweb to take as a result of a determination under the tax-related covenants as described above. Similarly, Daisytek has agreed to indemnify PFSweb and its affiliates against any and all tax-related losses incurred by it in connection with any proposed tax assessment or tax controversy with respect to the spin-off or the Contribution to the extent caused by any breach by Daisytek of any of its representations, warranties or covenants.

     Other Indemnification. PFSweb has generally agreed to indemnify Daisytek and its affiliates against all liabilities arising out of any material untrue statements and omissions in PFSweb's prospectus and the registration statement of which it is a part and in any and all registration statements, information statements and/or other documents filed with the SEC in connection with the spin-off or otherwise. However, PFSweb's indemnification of Daisytek does not apply to information relating to Daisytek. Daisytek has agreed to indemnify PFSweb for this information.

     Expenses. In general, PFSweb agreed to pay substantially all costs and expenses relating to the Offering, including the underwriting discounts and commissions, and Daisytek has agreed to pay substantially all costs and expenses relating to the spin-off.

  Tax Matters

     Daisytek and PFSweb have entered into a tax indemnification and allocation agreement to govern the allocation of tax liabilities and to set forth agreements with respect to certain other tax matters.

     Generally, under the Code, PFSweb will cease to be a member of the Daisytek consolidated group upon the completion of the spin-off or if Daisytek owns less than 80% of PFSweb's outstanding capital stock.

     Daisytek generally will pay all taxes attributable to PFSweb and its subsidiaries for tax periods or portions thereof ending on or before the effective date of the Offering, except to the extent of any accruals thereof on the books and records of PFSweb or its subsidiaries for such taxes under generally accepted accounting principles. Thereafter, for tax periods or portions thereof during which PFSweb is a member of the Daisytek consolidated, combined or unitary group, PFSweb will be apportioned its share of the group's income tax liability based on its taxable income determined separately from Daisytek's taxable income, and PFSweb will pay its calculated taxes to Daisytek, which will then file a consolidated, combined or unitary return with the appropriate tax authorities. There may be certain U.S. state or local jurisdictions in which PFSweb will file separate income tax returns, not combined or consolidated with Daisytek, for such tax periods. In that circumstance, PFSweb would file a tax return with the appropriate tax authorities, and pay all taxes directly to the tax authority. PFSweb will be compensated for tax benefits generated by it before tax deconsolidation and used by the Daisytek consolidated group. PFSweb will prepare and file all tax returns, and pay all income taxes due with respect to all tax returns required to be filed by it for all tax periods after it ceases to be a member of the Daisytek consolidated, combined or unitary group.

     Daisytek is responsible for most U.S. tax adjustments related to PFSweb for all periods or portions thereof ending on or before the effective date of the Offering. In addition, PFSweb and Daisytek have agreed to cooperate in any tax audits, litigation or appeals that involve, directly or indirectly, periods prior to the time that PFSweb ceases to be a member of the Daisytek consolidated group. PFSweb and Daisytek have agreed to indemnify each other for tax liabilities resulting from the failure to cooperate in such audits, litigation or appeals, and for any tax liability resulting from the failure to maintain adequate records.

     Notwithstanding the tax allocation agreement, for all periods in which Daisytek owns or owned 80% or more of PFSweb's capital stock, PFSweb will be included in Daisytek's consolidated group for federal income tax purposes. If Daisytek or other members of the consolidated group fail to make any federal income tax payments, PFSweb will be liable for the shortfall since each member of a consolidated group is liable for the group's entire tax obligation.

     Under the tax indemnification and allocation agreement, Daisytek has agreed to indemnify PFSweb against any taxes resulting from the failure of the spin-off to qualify for tax-free treatment, except that PFSweb will be liable for, and will indemnify Daisytek against, any taxes resulting from the failure of the spin-off to qualify for tax-free treatment if it is the result of PFSweb engaging in a "Prohibited Action" or the occurrence of a "Disqualifying Event." Neither PFSweb nor Daisytek have the option to rescind the spin-off if tax liability results.

     A "Prohibited Action" is defined as:

     - if PFSweb takes any action which is inconsistent with the tax treatment of the spin-off as contemplated in the IRS Ruling; or

     - if, prior to the spin-off, PFSweb issues shares of stock or took any other action that would result in it not being controlled by Daisytek within the meaning of Section 368(c) of the Code.

     A "Disqualifying Event" includes any event involving the direct or indirect acquisition of the shares of PFSweb's capital stock after the spin-off which has the effect of disqualifying the spin-off from tax-free treatment, whether or not the event is the result of our direct action or within PFSweb's control.

  Transaction Management Services Agreement

     PFSweb and Daisytek have entered into a transaction management services agreement which sets forth the transaction management services that PFSweb provides for Daisytek. Under this agreement, PFSweb provides a wide range of transaction management services, including information management, order fulfillment and distribution, product warehousing, inbound call center services, product return administration and other services.

     The agreement has an initial term of five years from the completion of the Offering, although either party has the right to terminate the agreement at any time, without cause. If Daisytek terminates the agreement without cause, Daisytek must provide at least 180 days' prior notice and pay PFSweb a termination fee. The termination fee is based upon the net value of the assets transferred to PFSweb by Daisytek which are primarily used in servicing the Daisytek business. The termination fee declines over the five year term of the agreement. If PFSweb terminates the agreement without cause, PFSweb must provide at least 365 days' prior notice and Daisytek does not have to pay any termination fee. In addition, if there is a change in control of Daisytek, PFSweb may terminate the agreement upon 90 days' prior notice and Daisytek does not have to pay the termination fee. During the term of the agreement, Daisytek pays PFSweb service fees based upon a percent of Daisytek shipped revenue. PFSweb and Daisytek have agreed that these fees are based upon certain assumptions regarding the nature, cost and scope of the services PFSweb will be providing under the agreement. If these assumptions should prove to be materially incorrect, PFSweb and Daisytek have agreed to negotiate in good faith an adjustment to the fees payable to PFSweb under the agreement.

     During the term of the agreement, PFSweb has agreed not to engage, on its own behalf, in the business of selling or distributing, on a wholesale basis, any Daisytek products. This will not restrict it, however, from providing transaction management services to third parties who may be engaged in the business of selling or distributing, on a wholesale basis, the same or competing products.

     As part of the restructuring of PFSweb's arrangements with IBM, PFSweb has also entered into transaction management agreements with Daisytek to provide transaction management services, on a worldwide basis, in connection with Daisytek's distribution of various IBM products. Under these agreements, PFSweb receives service fees based upon a variable percent of Daisytek's gross profit arising from its IBM product sales. These agreements are coterminous with PFSweb's IBM agreements which, generally, have terms of one to two years, although IBM may terminate these agreements at any time.

  Transition Services Agreement

     Upon completion of the Offering, Daisytek and PFSweb entered into a transition services agreement. Under this agreement, Daisytek provides PFSweb with various services relating to employee payroll and benefits, use of facilities, and other administrative services. Daisytek will provide PFSweb with these services until the completion of the spin-off (the "Transition Period"), except that, with respect to any particular service, PFSweb may, upon notice to Daisytek, either terminate the Transition Period as of an earlier date or extend the Transition Period for up to one year from the completion of the Offering.

     The agreement requires PFSweb to use all commercially reasonable efforts to obtain these transition services from a source other than Daisytek prior to the conclusion of the Transition Period. If, however, PFSweb cannot obtain any transition service from a source other than Daisytek and the transition service is necessary for PFSweb to continue to operate its business, then, PFSweb may require Daisytek to continue to provide the transition service for an additional period not to exceed six months.

     Generally, PFSweb will pay Daisytek for these transition services an amount equal to the cost historically allocated by Daisytek to PFSweb's business, adjusted to reflect any changes in the nature, cost or level of the services so provided. If PFSweb requires Daisytek to provide it with any transition service after the expiration of the Transition Period, PFSweb will pay Daisytek the fair market value of these services.

  Substitute Stock Options

     In connection with the completion of the spin-off, all outstanding Daisytek stock options will be replaced with substitute stock options as described below:

     Options held by Daisytek employees who transfer to PFSweb will be replaced (at the option holder's election to be made prior to the spin-off) with either options to acquire shares of PFSweb common stock or options to acquire shares of both Daisytek common stock and PFSweb common stock (which may be exercised separately) (the "Unstapled Options"). Options held by Daisytek employees who remain with Daisytek will be replaced (at the option holder's election to be made prior to the spin-off) with either options to acquire shares of Daisytek common stock or Unstapled Options.

     In general, the adjustments to the outstanding Daisytek options will be established pursuant to a formula designed to ensure that: (1) the aggregate "intrinsic value" (i.e. the difference between the exercise price of the option and the market price of the common stock underlying the option) of the substitute options will not exceed the aggregate intrinsic value of the outstanding Daisytek stock options which are replaced by such substitute option immediately prior to the spin-off, and (2) the ratio of the exercise price of the options to the market value of the underlying stock immediately before and after the spin-off is preserved.

     Substantially all of the other terms and conditions of each substitute stock option, including the time or times when, and the manner in which, each option will be exercisable, the duration of the exercise period, the permitted method of exercise, settlement and payment, the rules that will apply in the event of the termination of employment of the employee, the events, if any, that may give rise to an employee's right to accelerate the vesting or the time or exercise thereof and the vesting provisions, will be the same as those of the replaced Daisytek stock option, except that option holders who are employed by one company will be permitted to exercise, and will be subject to all of the terms and provisions of, options to acquire shares in the other company as if such holder was an employee of such other company.

     Although it is not possible to specify how many shares of PFSweb common stock will be subject to substitute stock options in replacement of Daisytek stock options, it is possible PFSweb stockholders may experience some dilutive impact from the previously described conversion.

     No adjustment or replacement will be made to outstanding PFSweb stock options as a result of the spin-off.

                                  RISK FACTORS

     Our business, financial condition and operating results could be adversely affected by any of the following factors, in which event the trading price of our common stock could decline, and you could lose part or all of your investment. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us, or that we currently think are immaterial, may also impair our business operations.

RISKS RELATED TO OUR BUSINESS

  Our historical financial information may not be representative of our results as a separate company.

     The historical financial information included in this Form 10-K may not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity during the periods presented or what our results of operations, financial position and cash flows will be in the future. This is because:

     - we made certain adjustments and allocations since Daisytek did not account for us as, and we were not operated as, a single stand-alone business for the periods presented; and

     - the information does not reflect many significant changes that will occur in our funding and operations as a result of our new agreements with IBM and our separation from Daisytek.

     We cannot assure you that the adjustments and allocations we made in preparing our historical consolidated financial statements appropriately reflect our operations during such periods as if we had, in fact, operated as a stand-alone entity or what the actual effect of our separation from Daisytek will be. Accordingly, we cannot assure you that our historical results of operations are indicative of our future operating or financial performance.

  Our revenue is dependent upon our clients' business and product sales; all of our client agreements are terminable by the client at will.

     Our revenue is primarily transaction based and will fluctuate with the volume of transactions or level of sales of the products by our clients for which we provide transaction management services. If we dedicate significant resources to clients whose business does not generate substantial transactions or whose products do not generate substantial customer sales, our business may be materially adversely affected. In addition, all of our agreements with our clients are terminable by the client at will. Therefore, we cannot assure you that any of our clients will continue to use our services for any period of time.

  We anticipate incurring significant expenses in the foreseeable future, which may reduce our profitability.

     In order to reach our business growth objectives, we expect to incur significant operating and marketing expenses, as well as capital expenditures, during the next several years. In order to offset these expenses, we will need to generate significant additional revenue. If our revenue grows more slowly than we anticipate or if our operating and marketing expenses exceed our expectations, we may not generate sufficient revenue to be profitable or be able to sustain or increase profitability on a quarterly or an annual basis in the future.

  Our systems may not accommodate significant growth in our number of clients.

     Our success depends on our ability to handle a large number of transactions for many different clients in various product categories. We expect that the volume of transactions will increase significantly as we expand our operations. If this occurs, additional stress will be placed upon the network hardware and software that manages our operations. We cannot assure you of our ability to efficiently manage a large number of transactions. If we are not able to maintain an appropriate level of operating performance, we may develop a negative reputation and our business would be materially adversely affected.

  Because we must always have sufficient capacity, we may enter into disadvantageous contracts.

     We expect that the number of transactions and products that we handle will continue to grow in the future. In order to ensure that we are able to handle such additional transactions and products, we may be required to locate and obtain additional facilities, including warehouse space, and acquire additional systems and equipment. If we overestimate the facilities and systems capacity that we require, we may be obligated to pay for more capacity than we actually use, resulting in our incurring costs without corresponding revenue. Conversely, if we underestimate our capacity needs, we may be unable to provide the necessary services for our clients or may be required to obtain additional capacity through more expensive means. The occurrence of either of these situations could significantly reduce our operating margins and adversely affect our business.

  We face competition from many sources that could adversely affect our business.

     Many companies offer, on an individual basis, one or more of the same services we do, and we face competition from many different sources depending upon the type and range of services requested by a potential client. Our competitors include vertical outsourcers, which are companies that offer a single function, such as call centers, public warehouses or credit card processors, and many of these companies have greater capabilities than we do for the function they provide. We also compete against transportation logistics providers who offer product management functions as an ancillary service to their primary transportation services. In many instances, our competition is the in-house operations of our potential clients themselves. The in-house operations departments of potential clients often believe that they can perform the same services we do, while others are reluctant to outsource business functions which involve direct customer contact. We cannot be certain that we will be able to compete successfully against these or other competitors in the future.

  Our sales and implementation cycles are highly variable and may cause our operating results to vary widely.

     The sales cycle for our services is variable, typically ranging between a few weeks to several months from initial contact with the potential client to the signing of a contract. Occasionally sales require substantially more time. Delays in executing client contracts may affect our revenue and cause our operating results to vary widely. We believe that a potential client's decision to purchase our services is discretionary, involves a significant commitment of its resources and is influenced by intense internal and external pricing and operating comparisons. To successfully sell our services, we generally must educate our potential clients regarding the use and benefit of our services, which can require significant time and resources. Consequently, the period between initial contact and the purchase of our services is often long and subject to delays associated with the lengthy approval and competitive evaluation processes that typically accompany significant operational decisions. Additionally, the time required to implement our systems and integrate a new client can range from several weeks to many months. Delays in integrating new clients may affect our revenue and cause our operating results to vary widely.

  We are dependent on our key personnel, and we need to hire and retain skilled personnel to sustain our business.

     Our performance is highly dependent on the continued services of our executive officers and other key personnel, the loss of any of whom could materially adversely affect our business. We currently do not have employment agreements with any of our executive officers or many of our key personnel. In addition, we need to attract and retain other highly-skilled technical and managerial personnel for whom there is intense competition. We cannot assure you that we will be able to attract and retain the personnel necessary for the continuing growth of our business. Our inability to attract and retain qualified technical and managerial personnel would materially adversely affect our ability to maintain and grow our business.

  We are subject to risks associated with our international operations.

     A significant component of our business strategy is to continue to expand internationally. For example, we recently opened a new 150,000 square foot distribution center in Liege, Belgium. We cannot assure you that we will be successful in expanding into additional international markets. In addition to the uncertainty regarding our ability to generate revenue from foreign operations and expand our international presence, there are risks inherent in doing business internationally, including:

     - changing regulatory requirements;

     - legal uncertainty regarding foreign laws, tariffs and other trade barriers;

     - political instability;

     - potentially adverse tax consequences;

     - foreign currency fluctuations; and

     - cultural differences.

     Any one or more of these factors may materially adversely affect our business in a number of ways, such as increased costs, operational difficulties and reductions in revenue.

  We are uncertain about our need for and the availability of additional funds beyond the funds raised in the Offering.

     Our future capital needs are difficult to predict. We may require additional capital in order to take advantage of unanticipated opportunities, including strategic alliances and acquisitions, or to respond to changing business conditions and unanticipated competitive pressures. Additionally, funds from operations may be less than anticipated. Should these circumstances arise, we may need to raise additional funds either by borrowing money or issuing additional equity. We cannot assure you that we will be able to raise such funds on favorable terms or at all. In addition, although historically we have relied upon Daisytek as our source of funds, since the completion of the Offering, Daisytek has been prohibited under its line of credit from providing us with funding, and we will be restricted from borrowing from Daisytek following the spin-off. We currently do not have any credit facility in place under which we can borrow funds when needed. If we are unable to obtain additional funds, we may be unable to take advantage of new opportunities or take other actions that otherwise might be important to our business.

  We may engage in future strategic alliances or acquisitions that could dilute our existing stockholders, cause us to incur significant expenses or harm our business.

     We may review strategic alliance or acquisition opportunities that would complement our current business or enhance our technological capabilities. Integrating any newly acquired businesses, technologies or services, may be expensive and time-consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders. In addition, we have limited ability to issue capital stock prior to or after the spin-off. We may not be able to operate any acquired businesses profitably or otherwise implement our growth strategy successfully. If we are unable to integrate any newly acquired entities or technologies effectively, our operating results could suffer. Future acquisitions by us could also result in large and immediate write-offs, incurrence of debt and contingent liabilities, or amortization of expenses related to goodwill and other intangibles, any of which could harm our operating results.

  Our business could be adversely affected by a systems or equipment failure, whether our own or of our clients.

     Our operations are dependent upon our ability to protect our distribution facilities, customer service centers, computer and telecommunications equipment and software systems against damage and failures. Damage or failures could result from fire, power loss, equipment malfunctions, system failures, natural disasters and other causes. Although we believe we have sufficient property and business interruption insurance, if our business is interrupted either from accidents or the intentional acts of others, our business could be materially adversely affected. In addition, in the event of widespread damage or failures at our facilities, our short-term disaster recovery and contingency plans and insurance coverage may not be sufficient.

     Our clients' businesses may also be harmed from any system or equipment failures we experience. In that event, our relationship with these clients may be adversely affected, we may lose these clients, our ability to attract new clients may be adversely affected and we could be exposed to liability.

     Interruptions could also result from the intentional acts of others, like "hackers." If our systems are penetrated by computer hackers, or if computer viruses infect our systems, our computers could fail or proprietary information could be misappropriated.

     If our clients suffer similar interruptions in their operations, for any of the reasons discussed above or for others, our business could also be adversely affected. Many of our clients' computer systems interface with our own. If they suffer interruptions in their systems, the link to our systems could be severed and sales of their products could be slowed or stopped.

  A breach of our e-commerce security measures could reduce demand for our services.

     A requirement of the continued growth of e-commerce is the secure transmission of confidential information over public networks. A party who is able to circumvent our security measures could misappropriate proprietary information or interrupt our operations. Any compromise or elimination of our security could reduce demand for our services.

     We may be required to expend significant capital and other resources to protect against security breaches or to address any problem they may cause. Because our activities involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation and expose us to litigation and possible liability. Our security measures may not prevent security breaches, and failure to prevent security breaches may disrupt our operations.

RISKS RELATED TO DAISYTEK

  Our business may be materially adversely affected if Daisytek does not complete the spin-off of our company.

     Although Daisytek has informed us that it currently intends to complete the spin-off, if the spin-off is not completed, we will continue to be controlled by Daisytek. If that happens, the price of our shares in the public market could be adversely affected because of the reduced liquidity and the uncertainty as to if, when and how the shares held by Daisytek would be sold or distributed to the public. This would, in turn, adversely affect the potential benefits offered by employee equity incentive compensation programs, such as employee stock options. In addition, we believe that our control by Daisytek may limit our ability to market our services to some manufacturers.

  We depend on Daisytek for various services and for a significant portion of our revenue.

     We will be providing transaction management services for Daisytek under a five-year agreement. Daisytek is currently our largest client, and we expect that Daisytek will remain a significant client for the foreseeable future. Consequently, a substantial portion of our business will be dependent upon the success of Daisytek's sales and marketing of its products. Daisytek has the right to terminate the agreement, subject to the payment of a termination fee.

     In addition, we have historically been dependent on Daisytek for various services, including facilities, human resources, management information systems, as well as for working capital. We have entered into a transition services agreement with Daisytek under which Daisytek will continue to provide certain of these services to us until the spin-off is completed, but not later than one year following the closing of the Offering. When the term of this agreement expires, we will need either to extend the term of this agreement, engage other entities to perform these services or perform these services ourselves. We cannot assure you that Daisytek will continue to provide these services after the initial term of the agreement, or that the cost of these services will not be significantly higher if we purchase services from other parties or devote resources to handle these functions internally.

     All of our agreements with Daisytek were made in the context of a parent-subsidiary relationship and were negotiated in the overall context of our spin-off from Daisytek. We cannot assure you that the prices charged to us, or by us, under these agreements are not higher or lower than the prices that may be charged by, or to, unaffiliated third parties for similar services.

  Through its ownership of our stock, Daisytek will be able to exert substantial influence over our management and corporate affairs.

     Daisytek owns approximately 80.1% of our outstanding shares of common stock. Daisytek has announced its intention to complete the spin-off and distribute these shares to its stockholders on July 6, 2000. However, as long as Daisytek owns a majority of our outstanding common stock, Daisytek will continue to be able to elect our entire board of directors and to remove any director, with or without cause, and generally to determine the outcome of all corporate actions requiring stockholder approval. As a result, Daisytek will be in a position to continue to control all matters affecting our company, including:

     - the composition of our board of directors and, through it, any decisions with respect to the direction and policies of our company, including the appointment and removal of officers;

     - any decisions with respect to mergers or other business combinations involving our company;

     - the acquisition or disposition of assets by our company;

     - future issuances of common stock or other securities of our company;

     - the incurrence of debt by our company;

     - amendments, waivers and modifications to our transaction management services agreement with Daisytek and other agreements relating to our spin-off from Daisytek;

     - the payment of dividends on our common stock; and

     - decisions with respect to treatment of items in those of our tax returns which are consolidated or combined with Daisytek tax returns.

  We may have potential business conflicts of interest with Daisytek.

     Daisytek will continue to be one of our largest customers for a significant period of time and, unless and until Daisytek completes the spin-off of our common stock, it will continue to be our controlling stockholder. As a result, conflicts of interest may arise between us and Daisytek in a number of areas, including:

     - the nature, quality and pricing of services we provide to Daisytek;

     - the nature, quality and pricing of transitional services Daisytek has agreed to provide to us;

     - labor, tax, employee benefit and other matters relating to the spin-off of our company from Daisytek;

     - the incurrence of debt by our company and business combinations by our company;

     - sales or distributions by Daisytek of all or any portion of its ownership interest in our company; and

     - Daisytek's ability to control the management and affairs of our company.

     We cannot assure you that we will be able to resolve any potential conflicts or that, if resolved, we would not be able to receive more favorable resolution if we were dealing with an unaffiliated party. Our transaction management services agreement with Daisytek and the other agreements we will enter into with Daisytek may be amended from time to time upon agreement between the parties. As long as we are controlled by Daisytek, we cannot assure you that Daisytek would not require us to agree to an amendment to the transaction management services agreement or any other agreement that may be more or less favorable to us than the current terms of the agreement. In addition, our ability to incur indebtedness, make acquisitions and dispositions and issue stock is restricted under the terms of an agreement that we entered into with Daisytek.

  Our directors may have conflicts of interest because they are also directors of Daisytek.

     All of the members of our board of directors are also directors of Daisytek and our chairman also serves in such capacity for Daisytek. In addition, many of our executive officers, directors and employees hold shares of Daisytek common stock and options to acquire shares of Daisytek common stock. These individuals may have conflicts of interest with respect to certain decisions involving business opportunities and similar matters that may arise in the ordinary course of our business or the business of Daisytek. Conflicts, if any, could be resolved in a manner adverse to us and our stockholders, which could materially adversely affect our business, results of operations and financial condition.

  We have potential liability to Daisytek for tax indemnification obligations.

     Daisytek has announced that it plans to complete the spin-off of our company on July 6, 2000. We will indemnify Daisytek for any tax liability it suffers arising out of our actions, or certain actions to which we are a party that may exist, before or after the spin-off that would cause the spin-off to lose its qualification as a tax-free distribution for federal income tax purposes. These actions include any event involving the acquisition of the shares of our capital stock after the spin-off which has the effect of disqualifying the spin-off from tax-free treatment, whether or not the event is the result of our direct action or within our control. If we cause the spin-off to not qualify as a tax-free distribution, Daisytek would incur federal income tax (which currently would be imposed at a 35% rate), and possibly state income taxes on the gain inherent in the shares distributed, which would be based upon the market value of the PFSweb shares at the time of the spin-off. In the event that we are required to indemnify Daisytek in respect of this liability, it would have a material adverse effect on our cash flow and business operations.

  We have potential liability for Daisytek's tax obligations.

     For all periods in which Daisytek owns or owned 80% or more of our capital stock, we are included in Daisytek's consolidated group for federal income tax purposes. If Daisytek or other members of the consolidated group fail to make any federal income tax payments, we would be liable for the shortfall since each member of a consolidated group is liable for the group's entire tax obligation.

  We have limited ability to issue common stock prior to or after the spin-off.

     In order for the spin-off to be tax-free to Daisytek and Daisytek's stockholders, we agreed not to issue additional shares of capital stock before the spin-off if it would prevent Daisytek from distributing at least 80% of our capital stock in the spin-off. Similarly, we agreed upon certain limitations during the two-year period after the spin-off, such as issuing an additional amount of our capital stock in a single transaction or series of transactions related to the spin-off which, when combined with the common stock issued in the offering, could cause a 50% or greater change in the vote or value of our outstanding capital stock. These restrictions may impede our ability to complete transactions using our capital stock or to attract qualified persons to become officers or directors.

RISKS RELATED TO OUR INDUSTRY

  If the trend toward outsourcing does not continue, our business will be adversely affected.

     Our business could be materially adversely affected if the trend toward outsourcing declines or reverses, or if corporations bring previously outsourced functions back in-house. Particularly during general economic downturns, businesses may bring in-house previously outsourced functions in order to avoid or delay layoffs.

  Our market is subject to rapid technological change and to compete we must continually enhance our systems to comply with evolving standards.

     To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our services and the underlying network infrastructure. If we are unable to adapt to changing market conditions, client requirements or emerging industry standards, our business could be adversely affected. The Internet and e-commerce are characterized by rapid technological change, changes in user requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our technology and systems obsolete. Our success will depend, in part, on our ability to both internally develop and license leading technologies to enhance our existing services and develop new services. We must continue to address the increasingly sophisticated and varied needs of our clients and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of proprietary technology involves significant technical and business risks. We may fail to develop new technologies effectively or to adapt our proprietary technology and systems to client requirements or emerging industry standards.

RISKS RELATED TO OUR STOCK

  The distribution of a substantial number of shares of our common stock in conjunction with the spin-off may affect our stock price.

     Daisytek owns 14,305,000 shares of our common stock. Daisytek has announced its intention to complete the spin-off and distribute these shares to its stockholders on July 6, 2000. These shares will be eligible for immediate resale in the public market, other than any shares held by our affiliates. We cannot predict whether substantial amounts of our common stock will be sold in the open market in anticipation of, or following, any distribution of our shares by Daisytek to its stockholders. Daisytek has the sole discretion to determine the timing, structure and all terms of its distribution of our common stock, all of which may also affect the level of market transactions in our common stock.

     In addition, upon completion of the spin-off, outstanding Daisytek options held by our employees and officers and Daisytek employees and officers may be converted into options to purchase our common stock. It is possible our stockholders may experience some dilutive impact as a result of the conversion of Daisytek options at the time of the spin-off. In addition, these factors could make it more difficult for us to raise funds through future offerings of our common stock.

  Our certificate of incorporation, our bylaws, our shareholder rights plans and Delaware law make it difficult for a third party to acquire us, despite the possible benefit to our stockholders.

     Provisions of our certificate of incorporation, our bylaws, our shareholder rights plans and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. For example, our certificate of incorporation provides for a classified board of directors, meaning that only approximately one-third of our directors will be subject to re-election at each annual stockholder meeting. Our certificate of incorporation also permits our Board of Directors to issue one or more series of preferred stock which may have rights and preferences superior to those of the common stock. The ability to issue preferred stock could have the effect of delaying or preventing a third party from acquiring us. We have also adopted a shareholder rights plan. These provisions could discourage takeover attempts and could materially adversely affect the price of our stock.

ITEM 2. PROPERTIES

     Our PFSweb business is headquartered in a central office facility located in Plano, TX, a Dallas suburb. We currently share the use of this facility with Daisytek, who will be moving to a new corporate headquarters after the spin-off is completed.

     In the U.S., we operate an over one million square foot central distribution complex in Memphis, Tennessee. This complex is located approximately four miles from the Memphis International Airport, where both Federal Express and United Parcel Service operate large hub facilities.

     We recently opened a new 150,000 square foot distribution center in Liege, Belgium, which has many of the same advanced distribution systems and equipment as in our Memphis complex.

     In order to provide operations in international locations, our transitional agreement with Daisytek will provide for our use of its regional customer service, warehouse and distribution facilities in Canada.

     We operate customer service centers in Memphis, Tennessee; Plano, Texas; Toronto, Canada; and Liege, Belgium. Our call center technology permits the automatic routing of calls to available customer service representatives in several of our call centers.

     All of our facilities are leased and the material lease agreements contain one or more renewal options.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in certain litigation arising in the ordinary course of business. Management believes that such litigation will be resolved without material effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is listed and trades on the Nasdaq Stock Market under the symbol "PFSW." The following table sets forth for the period indicated the high and low sale price for the Common Stock as reported by the Nasdaq National
Market:

                                                                  PRICE
                                                              -------------
                                                              HIGH      LOW
                                                              ----      ---
Fiscal Year 2000
  Third Quarter.............................................  $52 11/16 $31 1/2
  Fourth Quarter............................................  $40 3/8   $12

     As of June 19, 2000, there were approximately 4,000 shareholders of which 17 were record holders of the Common Stock.

     We have never declared or paid cash dividends on our Common Stock and do not anticipate the payment of cash dividends on our Common Stock in the foreseeable future. We currently intend to retain all earnings to finance the further development of our business. The payment of any future cash dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

HISTORICAL PRESENTATION

     The selected consolidated historical statement of operations data for each of the fiscal years ended March 31, 1998, 1999 and 2000, and the selected consolidated balance sheet data as of March 31, 1999 and 2000 have been derived from our audited consolidated financial statements, and should be read in conjunction with those statements and notes, which are included in this Form 10-K. The selected consolidated statement of operations data for the fiscal year ended March 31, 1997 and the selected consolidated balance sheet data as of March 31, 1997 and 1998 have been derived from our audited consolidated financial statements, and should be read in conjunction with those statements, which are not included in this Form 10-K. The selected consolidated historical statement of operations data for the fiscal year ended March 31, 1996 and the selected consolidated historical balance sheet data as of March 31, 1996, have been derived from our unaudited consolidated financial statements, and include, in our opinion, all normal, recurring adjustments necessary for a fair presentation of the financial position at such dates and the results of operations for such respective periods. The financial information herein may not necessarily reflect our results of operations, financial position and cash flows in the future or what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity during the periods presented. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto which are included elsewhere in this Form 10-K.

                HISTORICAL SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        FISCAL YEARS ENDED MARCH 31,
                                            ----------------------------------------------------
                                               1996        1997      1998       1999      2000
                                            -----------   -------   -------   --------   -------
                                            (UNAUDITED)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Product revenue.........................    $    --     $16,543   $45,804   $ 93,702   $55,778
  Service fee revenue.....................        111       1,034     3,539      7,547    30,829
                                              -------     -------   -------   --------   -------
          Total revenues..................        111      17,577    49,343    101,249    86,607
                                              -------     -------   -------   --------   -------
Costs of revenues:
  Cost of product revenue.................         --      15,768    43,392     88,335    52,639
  Cost of service fee revenue.............         67         596     2,208      5,323    23,475
                                              -------     -------   -------   --------   -------
          Total costs of revenues.........         67      16,364    45,600     93,658    76,114
                                              -------     -------   -------   --------   -------
Gross profit..............................         44       1,213     3,743      7,591    10,493
Percent of revenues.......................       39.6%        6.9%      7.6%       7.5%     12.1%
Selling, general and administrative
  expenses................................         --       1,074     3,705      6,711    17,764
                                              -------     -------   -------   --------   -------
Income (loss) from operations.............         44         139        38        880    (7,271)
Percent of revenues.......................       39.6%        0.8%      0.1%       0.9%     (8.4)%
Interest expense, net.....................         53          77       143        374       459
                                              -------     -------   -------   --------   -------
Income (loss) before income taxes.........         (9)         62      (105)       506    (7,730)
Provision (benefit) for income taxes......         (2)         38       (30)       214    (1,791)
                                              -------     -------   -------   --------   -------
Net income (loss).........................    $    (7)    $    24   $   (75)  $    292   $(5,939)
                                              =======     =======   =======   ========   =======
PER SHARE DATA:
Net income (loss) per share:
  Basic and diluted(a)....................    $ (0.00)    $  0.00   $ (0.01)  $   0.02   $ (0.38)
                                              =======     =======   =======   ========   =======
Weighted average number of shares
  outstanding:
  Basic and diluted(a)....................     14,305      14,305    14,305     14,305    15,479

---------------

(a) On an historical basis, reported basic and diluted net income per share was determined based on net income divided by the 14,305,000 shares outstanding prior to the Offering, which was consummated in fiscal 2000. For purposes of the net income per share calculation, the shares outstanding prior to the Offering are treated as outstanding for all historical periods presented. There were no potentially dilutive securities outstanding prior to the Offering. For fiscal 2000, outstanding options to purchase common shares of PFSweb were anti-dilutive and have been excluded from the weighted average share computation.

                                                               AS OF MARCH 31,
                                             ---------------------------------------------------
                                                1996        1997      1998      1999      2000
                                             -----------   -------   -------   -------   -------
                                             (UNAUDITED)
CONSOLIDATED BALANCE SHEET DATA (IN THOUSANDS):
Working capital............................     $579       $ 5,757   $ 1,344   $14,636   $27,974
Total assets...............................      591        15,614    20,911    69,057    64,840
Long-term obligations......................      629         5,851     1,827    29,029     2,407
Shareholders' equity (deficit).............      (49)           (8)     (155)      581    47,650

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K.

FORWARD-LOOKING INFORMATION

     We have made forward-looking statements in this Report on Form 10-K. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like "seek," "strive," "believe," "expect," "anticipate," "predict," "potential," "continue," "will," "may," "could," "intend," "plan," "target" and "estimate" or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to those set forth above or elsewhere in this Report on Form 10-K and our Prospectus dated December 2, 1999, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:

     - our reliance on the fees generated by the transaction volume or product sales of our clients;

     - the impact of strategic alliances;

     - trends in the market for our services;

     - trends in e-commerce;

     - whether we can continue and manage growth;

     - changes in the trend toward outsourcing;

     - increased competition;

     - effects of changes in profit margins;

     - the unknown effects of possible system failures and rapid changes in technology;

     - trends in government regulation; and

     - our relationship with and separation from Daisytek.

     We have based these statements on our current expectations about future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee you that these expectations actually will be achieved. This report on Form 10-K also contains other forward-looking statements, including those related to our anticipated spin-off from Daisytek. Consummation of the spin-off is uncertain and realization of the anticipated results could take longer than expected and implementation difficulties and market factors could alter anticipated results. In evaluating these statements, you should consider various factors, including the risks set forth in the section entitled "Risk Factors" beginning on page 19. These factors may cause our actual results to differ materially from any forward-looking statements.

OVERVIEW

     We are an international provider of transaction management services to both traditional and e-commerce companies. We derive our revenues from a broad range of services, including order management, Web-enabled customer care services, billing services, information management, international fulfillment and distribution services and professional consulting services. Our distribution services are conducted at our warehouses and include picking, packing and shipping our clients' customer orders. We offer our services as an integrated solution, which enables our clients to outsource their complete transaction management needs to a single source and to focus on their core competencies. We currently provide transaction management services to over 30 clients that operate in a range of vertical markets, including apparel, computer products, printers, sporting goods, cosmetics and consumer electronics, among others.

     Our service fee revenue is typically charged on a percent of shipped revenue basis or a per-transaction basis, such as a per-minute basis for Web-enabled call center services and a per-item basis for fulfillment services. Additional fees are billed for other services. We price our services based on a variety of factors, including the depth and complexity of the services provided, the amount of capital expenditures or systems customization required, the length of contract and other factors. Many of our contracts with our clients involve third-party vendors who provide additional services such as package delivery. The costs we are charged by these third-party vendors for these services are passed on to our clients (and, in many cases, our clients' customers) and are not reflected in our revenue or expense. Historically, our services have also included purchasing and reselling client product inventory. In these arrangements, our product revenue was recognized at the time product was shipped. During the quarter ended September 30, 1999, our primary client agreement under which we previously purchased and sold inventory was restructured to provide transaction management services only on a service fee basis.

     Our expenses are comprised of:

     - on an historical basis, cost of product revenue, which consists of the purchase price of product sold and net freight costs;

     - cost of service fee revenue, which consists primarily of compensation and related expenses for our Web-enabled customer care services, international fulfillment and distribution services and professional consulting services, and other fixed and variable expenses directly related to providing services under the terms of fee based contracts, including certain occupancy and information technology costs and depreciation and amortization expenses; and

     - selling, general and administrative expenses, which consist primarily of compensation and related expenses for sales and marketing staff, executive, management and administrative personnel and other overhead costs, including certain occupancy and information technology costs and depreciation and amortization expenses. In addition, on an historical basis, certain direct contract costs related to our IBM master distributor agreements have been reflected as selling and administrative expenses.

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

     During the quarter ended September 30, 1999, we, Daisytek and IBM entered into new agreements to conform to our current business model. Under these new agreements, Daisytek acts as the master distributor of the IBM products and we will continue to provide various transaction management services. As part of this restructuring, we transferred to Daisytek the IBM product inventory, which we held as the master distributor, together with our customer accounts receivable and our accounts payable owing to IBM in respect of the product inventory. The purpose of the restructuring was to separate the master distributor and transaction management responsibilities between ourselves and Daisytek so that each could focus on its core competencies.

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

     In addition, upon completion of the Offering in December 1999, we entered into a new transaction management services agreement with Daisytek. Under this agreement, we receive service fee revenue based upon a percentage of Daisytek's shipped product revenue. Consequently, our historical financial statements reflect the service fee revenue we received from Daisytek under this new agreement for only four months in fiscal 2000.

     Additionally, upon completion of the Offering, Daisytek transferred to us fixed assets and other assets which will be used in our business. We paid to Daisytek a portion of the net proceeds of the Offering and assumed capital and operating lease obligations related to these assets.

     Our historical financial statements for fiscal 2000, also include incremental costs on new contract implementations as well as certain incremental charges.

     In order to show how we will present our financial statements in the future because of our new arrangements with IBM and Daisytek, we have set forth below an unaudited adjusted presentation of our total historical revenue and cost of revenue. This presentation shows, retroactively, what our service fee revenue and cost of service fee revenue would have been if (i) our modified agreements with IBM had been in effect during the periods presented, (ii) our new agreement with Daisytek had been in effect for all of fiscal 1999 and 2000, (iii) our acquisition of the assets and liabilities that Daisytek transferred to us upon completion of the Offering had occurred as of the beginning of the periods presented, and (iv) for adjustments to the costing methodology applied to start-up activity on new client implementations and other modifications to certain contracts.

                                                              FISCAL YEAR   FISCAL YEAR
                                                                 ENDED         ENDED
                                                               MARCH 31,     MARCH 31,
                                                                 1999          2000
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
                                                                     (UNAUDITED)
Service fee revenue.........................................    $31,510       $46,003
Cost of service fee revenue.................................     18,525        29,815
Service fee gross profit....................................     12,985        16,188
Service fee gross profit margin.............................       41.2%         35.2%

     Based on this presentation, our largest clients for fiscal 1999 would have been Daisytek (65.1%), IBM (13.5%) and Emtec (10.3%), and our largest clients for fiscal 2000 would have been Daisytek (43.7%) and IBM (15.9%). In calculating these percentages, we have considered IBM as our client under our new IBM agreements even though the service fees arising under these agreements are paid by Daisytek.

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

RESULTS OF OPERATIONS

     The following table sets forth certain historical financial information from our audited consolidated statements of operations expressed as a percent of revenues.

                                                            FISCAL YEARS ENDED MARCH 31,
                                                            ----------------------------
                                                             1998       1999       2000
                                                            ------     ------     ------
Product revenue...........................................   92.8%      92.5%      64.4%
Service fee revenue.......................................    7.2        7.5       35.6
                                                            -----      -----      -----
          Total revenues..................................  100.0      100.0      100.0
                                                            -----      -----      -----
Cost of product revenue (as % of product revenue).........   94.7       94.3       94.4
Cost of service fee revenue (as % of service fee
  revenue)................................................   62.4       70.5       76.1
                                                            -----      -----      -----
          Total costs of revenues.........................   92.4       92.5       87.9
                                                            -----      -----      -----
Gross profit..............................................    7.6        7.5       12.1
Selling, general and administrative expenses..............    7.5        6.6       20.5
                                                            -----      -----      -----
Income (loss) from operations.............................    0.1        0.9       (8.4)
Interest expense, net.....................................    0.3        0.4        0.5
                                                            -----      -----      -----
Income (loss) before income taxes.........................   (0.2)       0.5       (8.9)
Provision (benefit) for income taxes......................    0.0        0.2       (2.0)
                                                            -----      -----      -----
Net income (loss).........................................   (0.2)%      0.3%      (6.9)%
                                                            =====      =====      =====

FISCAL YEAR ENDED MARCH 31, 2000 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1999

     We believe our historical financial statements may not provide a meaningful comparison to our future financial statements. This is because the financial presentation of our operations in the future will be different from what they have been historically, as described above.

     Product Revenue. Product revenue was $55.8 million for fiscal 2000 as compared to $93.7 million for fiscal 1999. As stated above, during the quarter ended September 30, 1999, we, Daisytek and IBM entered into new agreements applicable to all of our IBM relationships. As a result of these agreements, the activities performed under these contracts since that date were accounted for as service fee revenue as opposed to product revenue. Prior to the impact of these new agreements, product revenue had increased as compared to prior periods due to the addition of our European IBM distribution agreement as well as growth from the existing North America IBM master distributor agreements. In future periods, we do not expect to have any product revenue.

     Service Fee Revenue. Service fee revenue was $30.8 million for fiscal 2000 as compared to $7.5 million during fiscal 1999, an increase of $23.3 million or 308.5%. The increase in service fee revenues over prior periods was due to the further expansion of existing contracts, the restructuring of all the IBM contracts, and new service contract relationships, including our new transaction management services agreement with Daisytek which commenced on the completion of the Offering in December 1999. Service fee revenue from existing contracts increased $1.3 million and new service contract relationships added $22.0 million for fiscal 2000. For fiscal 2000, new service fee revenue totaling $11.6 million is for fees earned from Daisytek under our new transaction management services agreement, effective as of the Offering, and our new IBM contracts that, prior to the September 1999 quarter, would have been reported as product revenue.

     Cost of Product Revenue. Cost of product revenue was $52.6 million for fiscal 2000, as compared to $88.3 million during fiscal 1999, a decrease of $35.7 million, or 40.4%. Cost of product revenue as a percent of product revenue was 94.4% during fiscal 2000, and 94.3% during fiscal 1999. The resulting gross profit margin was 5.6% and 5.7% for fiscal 2000 and 1999, respectively. As a result of the new IBM arrangements, we do not expect to incur any cost of product revenue in future periods.

     Cost of Service Fee Revenue. Cost of service fee revenue was $23.5 million for fiscal 2000, as compared to $5.3 million during fiscal 1999, an increase of $18.2 million or 343.4%. The resulting service fee gross profit margin was 23.9% during fiscal 2000, and 29.5% during fiscal 1999. During fiscal 2000, cost of service fee revenue increased related to a large number of new client implementations.

     Gross Profit. Gross profit was $10.5 million, or 12.1% of revenues, for fiscal 2000, as compared to $7.6 million, or 7.5% of revenues, for fiscal 1999. The increase in total gross profit resulted primarily from the further expansion of existing contracts and new service contract relationships, including our new transaction management services agreement with Daisytek, which commenced on the completion of the Offering in December 1999. The increase in gross profit as a percentage of revenues resulted from the restructuring of all of the IBM contracts into service fee contracts, which typically have a higher gross profit margin as a percent of revenue as compared to the gross profit margin as a percent of revenue earned under the IBM master distribution agreements. In the Adjusted Financial Presentation data above, we have provided, retroactively, what our service fee gross profit margin would have been considering the impact of our modified agreement with IBM, our new agreement with Daisytek, our acquisition of the assets and liabilities which Daisytek transferred to us upon completion of the Offering and adjustments to the costing methodology applied to start-up activity on new client implementations and other modifications to certain contracts. The gross profit margin for fiscal 2000, would have been 35.2% after giving effect to these adjustments. Our service fee gross profit margin in the future is targeted to be between 35-40%.

     Selling, General and Administrative Expenses. SG&A expenses were $17.8 million for fiscal 2000, or 20.5% of revenues, as compared to $6.7 million, or 6.6% of revenues, for fiscal 1999. As a result of incremental costs, the restructuring of the IBM agreements and the related reduction in product revenue, SG&A expenses as a percentage of total revenue were higher in fiscal 2000 than in fiscal 1999. SG&A expenses increased as a result of costs incurred to support the higher sales volumes under both new and existing contracts and incremental investments in resources and technology to support our continued growth. SG&A expenses also increased as a result of certain incremental charges effected during fiscal 2000. In the future, while we anticipate that we will continue to incur incremental costs as we make further SG&A investments in our sales, marketing, and technology areas to support our growth strategies and as a result of operating as a stand-alone public company, we are targeting our SG&A, as a percent of sales, to decrease as we increase our service fee revenue.

     Interest Expense, Net. Interest expense was $0.5 million for fiscal 2000 as compared to $0.4 million for fiscal 1999. Interest expense increased as a result of an increase in the average payable to Daisytek to support working capital requirements applicable primarily to our master distributor agreements and for capital expenditures, offset by interest income earned subsequent to the Offering. The weighted average interest rate was 6.7% during fiscal 2000 and 1999. As indicated below, in December 1999, we used a portion of the funds from the Offering to repay our intercompany payable balance to Daisytek and purchase certain assets from Daisytek. The remaining available cash will be used for future capital expenditures, general working capital needs and possible acquisitions. To the extent that we have excess cash available, we expect to generate interest income in future periods.

     Income Taxes. Our income tax benefit as a percentage of pre-tax loss was 23.2% for fiscal 2000 as compared to an income tax provision as a percentage of pre-tax income of 42.3% for fiscal 1999. We will continue to be included in Daisytek's consolidated tax return for all periods in which Daisytek owns 80% or more of our capital stock, or through the date of the spin-off from Daisytek. As part of the tax sharing agreement entered into with Daisytek, we will be reimbursed for any income tax benefit derived from our inclusion in the consolidated return. However, any loss generated by us in Europe is not included in the Daisytek consolidated return and may not be utilized at a consolidated level. Accordingly, in fiscal 2000, we recorded a benefit for the pre-tax loss generated in the U.S., however, because of our limited operating history in Europe, it is uncertain whether it is "more likely than not" that we will be able to utilize our European losses in future periods and therefore we did not record an income tax benefit for those pre-tax losses. To the extent we have future losses in Europe, it will continue to negatively impact our income tax provision. Additionally, since we will cease to be included in Daisytek's consolidated return upon completion of the spin-off and we have not established a sufficient history of earnings, on a stand-alone basis, a valuation allowance has been provided for the net deferred income tax asset as of March 31, 2000. For fiscal 1999, the income tax percentage is impacted by the differences between our U.S. and foreign subsidiaries, which are taxed at different rates.

FISCAL YEAR ENDED MARCH 31, 1999 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1998

     Product Revenue. Product revenue was $93.7 million for fiscal 1999 compared to $45.8 million for fiscal 1998, an increase of $47.9 million or 104.6%. Product revenue increased as a result of an increase of $10.5 million under new European IBM distributor agreements and an increase of $37.4 million or 81.7% in sales under our North American IBM master distributor agreements.

     Service Fee Revenue. Service fee revenue was $7.5 million during fiscal 1999 as compared to $3.5 million during fiscal 1998, an increase of $4.0 million or 113.3%. The increase in service fee revenue was attributable to an increase in existing contracts of $1.3 million or 37.1% and the addition of $2.7 million related to new service contract relationships.

     Cost of Product Revenue. Cost of product revenue was $88.3 million during fiscal 1999 as compared to $43.4 million during fiscal 1998, an increase of $44.9 million or 103.6%. Cost of product revenue as a percent of product revenue was 94.3% for fiscal 1999 and 94.7% for fiscal 1998. The resulting product gross profit margin was 5.7% for fiscal 1999 and 5.3% for fiscal 1998. The increase in product gross profit margin was due to our European IBM business, which had a higher gross profit margin than our domestic IBM business due to differences in customer and product mix.

     Cost of Service Fee Revenue. Cost of service fee revenue was $5.3 million for fiscal 1999 compared to $2.2 million during fiscal 1998, an increase of $3.1 million or 141.1%. The increase in cost of service fee revenue during fiscal 1999 was due to growth in client orders processed during the period. The resulting service fee gross profit margin was 29.5% during fiscal 1999 and 37.6% during fiscal 1998. The decrease in service fee gross profit margin was due to the addition of certain large contracts at lower gross profit margins and incremental costs related to implementing several new contracts during fiscal 1999.

     Gross Profit. Our gross profit was $7.6 million or 7.5% of revenues for fiscal 1999 as compared to $3.7 million or 7.6% of revenues for fiscal 1998. In the Future Financial Presentation data above, we have provided, retroactively, what our service fee gross profit margin would have been considering the impact of the new IBM and Daisytek agreements and our acquisition of the assets and liabilities which Daisytek will transfer to us upon completion of this offering. The gross profit margin for the year ended March 31, 1999 would have been 41.2%.

     Selling, General and Administrative Expenses. SG&A expenses for fiscal 1999 were $6.7 million or 6.6% of revenues as compared to $3.7 million or 7.5% of revenues for fiscal 1998. The increase in SG&A expenses for fiscal 1999 was a result of costs incurred to support the growth in client orders processed under both new and existing contracts. Incremental investments in resources and technology to support our continued growth also contributed to increased SG&A expenses.

     Interest Expense, Net. Interest expense was $0.4 million during fiscal 1999 and $0.1 million during fiscal 1998. Interest expense increased as a result of an increase in the average payable to Daisytek to support working capital requirements applicable primarily to our master distributor agreements. The weighted average interest rate was 6.7% during fiscal 1999 and 6.9% during fiscal 1998.

     Income Taxes. Our income tax expense as a percentage of pretax income was 42.3% for fiscal 1999 as compared to an income tax benefit as a percentage of pretax loss of 28.6% for fiscal 1998. This difference resulted from a change in the ratio of pretax income or loss between our U.S. and foreign subsidiaries which are taxed at different rates, combined with certain nondeductible expenses in fiscal 1998.

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

     The following sets forth certain information regarding the Offering as of March 31, 2000 (in thousands):

Gross offering proceeds.....................................          $60,605
Offering expenses:
  Underwriting discount.....................................  4,242
  Expenses paid to or for underwriters......................     --
  Other expenses............................................  3,349
                                                              -----
Total offering expenses.....................................            7,591
                                                                      -------
Net offering proceeds.......................................          $53,014
                                                                      =======

     All of such payments of Offering expenses were made to others, except that James F. Reilly, a director of the Company, also serves as a Managing Director of Hambrecht & Quist.

     The following sets forth certain information regarding the use by the Company of the net offering proceeds as of March 31, 2000 (in thousands).

Repayment of payable to Daisytek............................   $26,800
Acquisition of property and equipment and other assets from
  Daisytek..................................................     5,000
Working capital and temporary investments...................    21,214
                                                               -------
                                                               $53,014
                                                               =======

     The Company's temporary investments consist of commercial bank money market accounts pending use of such funds for the Company's operations.

     All of such payments of the Offering proceeds were made to others, except for the payments to Daisytek, which is the holder of approximately 80% of the Company's outstanding common stock.

LIQUIDITY AND CAPITAL RESOURCES

     As a subsidiary of Daisytek, we have historically funded our business through intercompany borrowings from Daisytek. The net proceeds of the Offering were used to repay our intercompany borrowings from Daisytek. We currently believe that the remaining net proceeds from the Offering and funds generated from operations will satisfy our working capital and capital expenditure requirements for the next twelve months. Daisytek has been prohibited from advancing funds to us following the Offering, except in the normal course of business. Accordingly, in order to provide additional financing flexibility in the future, we plan to seek our own credit facility.

     We had previously guaranteed an unsecured revolving line of credit with commercial banks of Daisytek (the "Facility"). On October 29, 1999, Daisytek amended the Facility. This amendment also provided for the release of us as guarantor on the Facility upon (i) the effective date of the Offering of the shares of common stock of PFSweb and (ii) the payment from PFSweb to Daisytek in settlement of the outstanding payable to Daisytek. In satisfaction of these conditions, we have been released from its guarantee.

     Working capital increased to $28.0 million at March 31, 2000 from $14.6 million at March 31, 1999. The amount as of March 31, 2000 was primarily the result of the Offering, which on a net basis, contributed approximately $20 million to working capital. A significant portion of our working capital needs has historically been related to our master distributor agreements with IBM, which required us to purchase and resell the product inventory to IBM customers. Under our new agreements with IBM, Daisytek now acts as the master distributor (and is responsible for the purchase and resale of the product inventory and retains the customer revenue), and we continue to perform most of the other transaction management services we had provided previously. As part of these new IBM agreements, we now receive service fees from Daisytek for the transaction management services that we provide. In connection with the restructuring of our IBM agreements, during the quarter ended September 30, 1999, we transferred to Daisytek the IBM-related product inventory, customer accounts receivable and accounts payable that we held under our prior agreements. In consideration of this transfer, Daisytek paid to us the net book value of these assets and liabilities (approximately $20 million). As a result of the modification to the IBM agreements and the proceeds raised from the Offering, our historical working capital requirements prior to March 31, 2000, may not be indicative of our future needs.

     Net cash provided by financing activities was $24.0 million for fiscal 2000. In December 1999, we successfully completed our Offering and sold 3,565,000 shares of common stock, including the underwriters over-allotment, at $17 per share. Net proceeds from the offering aggregated approximately $53.0 million. Proceeds were used to repay an intercompany payable to Daisytek of approximately $27 million and to acquire from Daisytek all fixed assets in its Memphis distribution facility, as well as certain assets providing information technology services for approximately $5.0 million, and we received the stock of several subsidiaries of Daisytek representing the business operations of PFSweb. The remaining net proceeds are intended to be used for working capital, capital expenditures, a portion of which may be financed through capital or operating leases, and possible acquisitions. Net cash provided by financing activities was $27.7 million for fiscal 1999. During fiscal 1999, cash provided by Daisytek was used to fund the incremental financing of one of our client's inventory, our capital expenditures and working capital requirements. Net cash used in financing activities was $4.0 million in fiscal 1998, representing a repayment to Daisytek.

     Cash flows provided by operating activities totaled $10.6 million for fiscal 2000 and primarily reflected a reduction in accounts payable and accrued expenses of $25.0 million, accounts receivable of $8.3 million and inventory of $29.9 million. These reductions primarily related to the transfer of the IBM related working capital assets from us to Daisytek in conjunction with the new IBM agreements. Net cash used in operating activities was $12.3 million for fiscal 1999. Net cash provided by operating activities was $4.5 million for fiscal 1998. Working capital requirements increased in fiscal 1999 compared to fiscal 1998 primarily due to product revenue growth under our North American IBM master distributor agreements. We also entered into new master distributor agreements in December 1998 to provide services for IBM in Europe. Our North American revenue growth, as well as the new European contracts, resulted in significant increases in IBM contract related accounts receivable, inventory and accounts payable.

     Cash used in investing activities was $10.2 million for fiscal 2000. During fiscal 2000, our capital expenditures totaled $21.2 million and included the asset purchase from Daisytek at the completion of the Offering, our new Belgium distribution facility, and the expansion of U.S. sales and distribution facilities. Partially offsetting these capital expenditures was a reduction of third-party financed inventory. Cash used in investing activities for fiscal 1999 totaled $14.9 million and was primarily a result of a long-term contractual agreement with one of our clients pursuant to which, as part of the services that we provide, we finance certain of the client's inventory. During fiscal 2000, this client provided notification that they intend to repay the outstanding balance within the next twelve months. Capital expenditures were $2.7 million for fiscal 1999 and $0.3 million for fiscal 1998. Capital expenditures have historically consisted primarily of additions to upgrade our management information systems, including our Internet-based customer tools, other methods of e-commerce and general expansion of our facilities, both domestic and foreign. We expect to incur significant capital expenditures in order to support new contracts and anticipated future growth opportunities. We anticipate that our total investment in upgrades and additions to facilities and information technology services for calendar year 2000 will be approximately $7 to $10 million. Some of these expenditures may be financed through operating or capital leases.

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

INVENTORY MANAGEMENT

     Prior to September 30, 1999, our agreements with IBM were structured as master distributor agreements. The transaction management services we provided for IBM under these agreements included purchasing and reselling IBM product inventory to IBM customers. During the quarter ended September 30, 1999, we restructured our agreements with IBM so that we will no longer be purchasing or reselling the IBM product inventory. In addition, we transferred to Daisytek the IBM-related customer accounts receivables, inventory and accounts payable. We do not expect to own product inventory in future periods.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivative financial instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be used to hedge certain types of transactions, including foreign currency exposures of a net investment in a foreign operation. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, with initial application as of the beginning of an entity's fiscal quarter. SFAS No. 133. The Company is currently evaluating the provisions of SFAS No. 133 and its effect on the accounting treatment of its financial instruments.

     During 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." SAB No. 101 requires that revenue generally is realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured. SAB No. 101 is effective for fiscal years beginning after December 15, 1999. The Company is currently evaluating the provisions of SAB No. 101 and its effect, if any, on the Company's financial statements.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   40
Consolidated Balance Sheets as of March 31, 1999 and 2000...   41
Consolidated Statements of Operations for the Fiscal Years
  Ended March 31, 1998, 1999 and 2000.......................   42
Consolidated Statements of Shareholders' Equity for the
  Fiscal Years Ended March 31, 1998, 1999 and 2000..........   43
Consolidated Statements of Cash Flows for the Fiscal Years
  Ended March 31, 1998, 1999 and 2000.......................   44
Notes to Consolidated Financial Statements..................   45

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of PFSweb, Inc.:

     We have audited the accompanying consolidated balance sheets of PFSweb, Inc. (a Delaware corporation) and subsidiaries (see Note 1) as of March 31, 1999 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PFSweb, Inc. and subsidiaries as of March 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                            ARTHUR ANDERSEN LLP

Dallas, Texas,
May 4, 2000 (except with respect to the
matters discussed in Note 11, as to which the date is June 8, 2000)

                         PFSWEB, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  MARCH 31,
                                                              -----------------
                                                               1999      2000
                                                              -------   -------
                                    ASSETS

CURRENT ASSETS:
  Cash......................................................  $   587   $24,896
  Accounts receivable, net of allowance for doubtful
     accounts of $635 and $690 at March 31, 1999 and 2000,
     respectively...........................................   22,190     8,892
  Other receivables.........................................       --     7,917
  Inventories, net..........................................   29,856        --
  Prepaid expenses and other current assets.................      997     1,052
  Deferred tax asset, net...................................      453        --
                                                              -------   -------
          Total current assets..............................   54,083    42,757
                                                              -------   -------
PROPERTY AND EQUIPMENT, net.................................    2,711    21,555
OTHER ASSETS................................................   12,263       528
                                                              -------   -------
          Total assets......................................  $69,057   $64,840
                                                              =======   =======

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of capital lease obligations..............  $    --   $   274
  Trade accounts payable....................................   38,329     6,277
  Payable to Daisytek.......................................       --     4,707
  Accrued expenses..........................................    1,118     3,525
                                                              -------   -------
          Total current liabilities.........................   39,447    14,783
                                                              -------   -------
PAYABLE TO DAISYTEK.........................................   29,029        --
                                                              -------   -------
CAPITAL LEASE OBLIGATIONS, less current portion.............       --     2,407
                                                              -------   -------
COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)
SHAREHOLDERS' EQUITY (Note 1):
  Preferred stock, $1.00 par value; 1,000,000 shares
     authorized; none issued and outstanding at March 31,
     2000...................................................       --        --
  Common stock, $0.001 par value; 40,000,000 shares
     authorized; 17,870,000 shares issued and outstanding at
     March 31, 2000.........................................       --        18
  Additional paid-in capital................................       --    50,673
  Retained deficit..........................................       --    (2,836)
  Daisytek's net equity investment..........................      712        --
  Accumulated other comprehensive loss......................     (131)     (205)
                                                              -------   -------
          Total shareholders' equity........................      581    47,650
                                                              -------   -------
          Total liabilities and shareholders' equity........  $69,057   $64,840
                                                              =======   =======

 The accompanying notes are an integral part of these consolidated statements.

                         PFSweb, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FISCAL YEARS ENDED MARCH 31,
                                                              ----------------------------
                                                               1998       1999      2000
                                                              -------   --------   -------
REVENUES (Note 6):
  Product revenue...........................................  $45,804   $ 93,702   $55,778
  Service fee revenue.......................................    3,539      7,547    30,829
                                                              -------   --------   -------
          Total revenues....................................   49,343    101,249    86,607
                                                              -------   --------   -------
COSTS OF REVENUES:
  Cost of product revenue...................................   43,392     88,335    52,639
  Cost of service fee revenue...............................    2,208      5,323    23,475
                                                              -------   --------   -------
          Total costs of revenues...........................   45,600     93,658    76,114
                                                              -------   --------   -------
          Gross profit......................................    3,743      7,591    10,493
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................    3,705      6,711    17,764
                                                              -------   --------   -------
     Income (loss) from operations..........................       38        880    (7,271)
INTEREST EXPENSE, net.......................................      143        374       459
                                                              -------   --------   -------
     Income (loss) before income taxes......................     (105)       506    (7,730)
PROVISION (BENEFIT) FOR INCOME TAXES........................      (30)       214    (1,791)
                                                              -------   --------   -------
NET INCOME (LOSS)...........................................  $   (75)  $    292   $(5,939)
                                                              =======   ========   =======
NET INCOME (LOSS) PER SHARE:
  Basic and diluted.........................................  $ (0.01)  $   0.02   $ (0.38)
                                                              =======   ========   =======
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic and diluted.........................................   14,305     14,305    15,479
                                                              =======   ========   =======

 The accompanying notes are an integral part of these consolidated statements.

                         PFSweb, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                   ACCUMULATED
                                                                                     DAISYTEK'S       OTHER
                                          COMMON STOCK       ADDITIONAL                 NET       COMPREHENSIVE       TOTAL
                                      --------------------    PAID-IN     RETAINED     EQUITY        INCOME       SHAREHOLDERS'
                                        SHARES     AMOUNT     CAPITAL     DEFICIT    INVESTMENT      (LOSS)          EQUITY
                                      ----------   -------   ----------   --------   ----------   -------------   -------------
Balance, March 31, 1997.............          --   $    --    $    --     $    --     $   (25)       $    17         $    (8)
Net loss............................          --        --         --          --         (75)            --             (75)
Other comprehensive loss -- foreign
  currency translation adjustment...          --        --         --          --          --            (72)            (72)
                                      ----------   -------    -------     -------     -------        -------         -------
Comprehensive loss..................
Balance, March 31, 1998.............          --        --         --          --        (100)           (55)           (155)
Net income..........................          --        --         --          --         292             --             292
Contributed capital.................          --        --         --          --         520             --             520
Other comprehensive loss -- foreign
  currency translation adjustment...          --        --         --          --          --            (76)            (76)
                                      ----------   -------    -------     -------     -------        -------         -------
Comprehensive income................
Balance, March 31, 1999.............          --        --         --          --         712           (131)            581
Net loss prior to initial public
  offering..........................          --        --         --          --      (3,103)            --          (3,103)
Contribution of Daisytek's net
  equity investment.................          --        --     (2,391)         --       2,391             --              --
Net loss subsequent to initial
  public offering...................          --        --         --      (2,836)         --             --          (2,836)
Issuance of common stock to
  Daisytek..........................  14,305,000        14          6          --          --             --              20
Initial public offering, net of
  issuance costs....................   3,565,000         4     53,010          --          --             --          53,014
Stock based compensation expense....          --        --         48          --          --             --              48
Other comprehensive loss -- foreign
  currency translation adjustment...          --        --         --          --          --            (74)            (74)
                                      ----------   -------    -------     -------     -------        -------         -------
Comprehensive loss..................
Balance, March 31, 2000.............  17,870,000   $    18    $50,673     $(2,836)    $    --        $  (205)        $47,650
                                      ==========   =======    =======     =======     =======        =======         =======


                                      COMPREHENSIVE
                                         INCOME
                                         (LOSS)
                                      -------------
Balance, March 31, 1997.............
Net loss............................     $   (75)
Other comprehensive loss -- foreign
  currency translation adjustment...         (72)
                                         -------
Comprehensive loss..................     $  (147)
                                         =======
Balance, March 31, 1998.............
Net income..........................     $   292
Contributed capital.................
Other comprehensive loss -- foreign
  currency translation adjustment...         (76)
                                         -------
Comprehensive income................     $   216
                                         =======
Balance, March 31, 1999.............
Net loss prior to initial public
  offering..........................     $(3,103)
Contribution of Daisytek's net
  equity investment.................
Net loss subsequent to initial
  public offering...................      (2,836)
Issuance of common stock to
  Daisytek..........................
Initial public offering, net of
  issuance costs....................
Stock based compensation expense....
Other comprehensive loss -- foreign
  currency translation adjustment...         (74)
                                         -------
Comprehensive loss..................     $(6,013)
                                         =======
Balance, March 31, 2000.............

 The accompanying notes are an integral part of these consolidated statements.

                         PFSWEB, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FISCAL YEARS ENDED MARCH 31,
                                                              -----------------------------
                                                               1998       1999       2000
                                                              -------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $   (75)  $    292   $ (5,939)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................       63        275      2,373
     Provision for doubtful accounts........................      299        344        458
     Deferred income tax (benefit) provision................     (222)      (192)       453
     Non-cash compensation expense..........................       --         --         48
     Changes in operating assets and liabilities:
       Accounts and other receivables.......................   (3,640)   (13,615)     8,324
       Inventories, net.....................................   (1,413)   (18,630)    29,856
       Prepaid expenses and other current assets............       --     (1,001)       (55)
       Accounts payable and accrued expenses................    9,487     20,231    (24,954)
                                                              -------   --------   --------
     Net cash provided by (used in) operating activities....    4,499    (12,296)    10,564
                                                              -------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................     (294)    (2,658)   (18,521)
  (Increase) decrease in other assets.......................       --    (12,264)     8,358
                                                              -------   --------   --------
     Net cash used in investing activities..................     (294)   (14,922)   (10,163)
                                                              -------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contribution......................................       --        520         --
  Issuance of common stock to Daisytek......................       --         --         20
  Net proceeds from initial public offering of common
     stock..................................................       --         --     53,014
  Repayment on capital lease obligations....................       --         --        (15)
  Increase (decrease) in payable to Daisytek................   (4,034)    27,202    (29,029)
                                                              -------   --------   --------
     Net cash provided by (used in) financing activities....   (4,034)    27,722     23,990
                                                              -------   --------   --------
EFFECT OF EXCHANGE RATES ON CASH............................      (62)       (30)       (82)
                                                              -------   --------   --------
NET INCREASE IN CASH........................................      109        474     24,309
CASH, beginning of period...................................        4        113        587
                                                              -------   --------   --------
CASH, end of period.........................................  $   113   $    587   $ 24,896
                                                              =======   ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Fixed assets acquired under capital leases................  $    --   $     --   $  2,696
                                                              =======   ========   ========

 The accompanying notes are an integral part of these consolidated statements.

                         PFSWEB, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. OVERVIEW AND BASIS OF PRESENTATION:

     In June 1999, Daisytek International Corporation ("Daisytek") created a separate wholly-owned subsidiary named PFSweb, Inc. (the "Company" or "PFSweb"), a Delaware corporation, to become a holding company for certain of Daisytek's wholly-owned subsidiaries ("PFS") in contemplation of an initial public offering (the "Offering") of PFSweb. Daisytek contributed $20,000 for 14,305,000 shares of common stock of PFSweb. In December 1999, PFSweb sold 3,565,000 shares of common stock, including the underwriters' over-allotment, at a price of $17 per share. Net proceeds from the Offering aggregated approximately $53.0 million and were used to repay its payable to Daisytek and to acquire from Daisytek all fixed assets in its Memphis distribution facility, as well as certain assets providing information technology services for approximately $5.0 million (see Notes 3 and 6). The remaining net proceeds are intended to be used for capital expenditures, a portion of which may be financed through capital, or operating leases, for general working capital, and possible acquisitions. Simultaneous with the completion of the Offering, Daisytek contributed to PFSweb all the assets, liabilities and equity comprising PFS. Prior to the Offering, the financial position, results of operations and cashflows of PFS were referred to as the combined financial statements of PFSweb. Subsequent to the Offering and for all periods presented herein, the financial position, results of operations and cash flows of the Company are referred to as the consolidated financial statements of PFSweb, Inc. and subsidiaries.

     PFSweb is an international provider of transaction management services to both traditional and e-commerce companies in the United States, Canada and Europe. The company offers such services as order management, Web-enabled customer care services, billing and collection services, information management, international fulfillment and distribution services and professional consulting services.

     Daisytek, which currently owns 14,305,000 shares of PFSweb's common stock, representing approximately 80.1% of the total outstanding shares, has announced that it plans to divest its interest in PFSweb. The divestiture involves Daisytek distributing to holders of its common stock all of its interest in PFSweb through a spin-off transaction in which the shares of PFSweb will be distributed to Daisytek common stockholders on a pro-rata basis (see Note 11).

     The accompanying consolidated financial statements are presented on a carve-out basis and reflect the consolidated historical results of operations, financial position and cash flows of the Company. For all periods presented, certain expenses reflected in the consolidated financial statements include an allocation of certain Daisytek corporate expenses and infrastructure costs. Management believes that the methods used to allocate expenses are reasonable, although the cost of services could be higher if obtained from other sources. In addition, certain service fee revenue and cost of service fee revenue have been reflected by PFSweb for services subcontracted to PFSweb by Daisytek. The service fee revenue, cost of service fee revenue and allocated expenses have been reflected on bases that Daisytek and PFSweb consider to be a reasonable reflection of the services provided and revenue earned by PFSweb and the utilization of services provided by Daisytek and the benefit received by PFSweb. The financial information included herein may not reflect the consolidated financial position, operating results, shareholders' equity and cash flows of PFSweb in the future or what it would have been had PFSweb been a separate, stand-alone entity during the periods presented (see Note 6).

2. SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

     The consolidated financial statements include the accounts and the historical results of operations and cash flows of PFSweb during each respective period. All significant PFSweb intercompany accounts and transactions have been eliminated.

                         PFSWEB, INC. AND SUBSIDIARIES

  Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. The allocation of certain expenses (see Notes 1 and 6) in these financial statements required management estimates and assumptions. Actual results could differ from those estimates.

  Revenue Recognition

     The Company recognized product revenue upon shipment of product to customers and provided for estimated returns and allowances. The Company's service fee revenues are recognized at the time the service is provided to its client. Certain contracts involve third-party vendors who provide services such as package delivery. The costs incurred by the Company related to such third-party services are passed on to clients and are not reflected in revenue or expense.

  Costs of Revenues

     The Company recognized cost of product revenue upon shipment of product to customers. The Company's cost of service fee revenue is recognized as incurred and represents costs incurred to provide services under fee-based contracts, including salaries, shipping supplies, and facility costs.

  Concentration of Business and Credit Risk

     All of the Company's product revenue for fiscal 1998, 1999 and 2000, was generated by sales of product purchased under master distributor agreements with one supplier. Product and service fee revenue from Daisytek accounted for approximately 22%, 13% and 22% of the Company's total revenues for fiscal 1998, 1999 and 2000, respectively. No other client accounted for 10% or more of the Company's revenue during such periods. As of March 31, 1999, one customer accounted for approximately 23% of accounts receivable. As of March 31, 2000, four customers accounted for over 75% of trade accounts receivable on an aggregate basis.

  Reclassifications

     Certain prior year data has been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income, shareholders' equity or net cash flows.

  Cash and Cash Equivalents

     Cash equivalents are defined as short-term highly liquid investments with original maturities of three months or less.

  Accounts Receivable

     Accounts receivable include outstanding trade accounts receivables as well as certain unbilled amounts owed to PFSweb by clients in accordance with contracts. The amount of unbilled receivables at March 31, 1999 and 2000 was approximately $2.7 million and $0.2 million, respectively.

  Other Receivables

     During fiscal 1999, the Company entered into a long-term contractual agreement whereby the Company finances certain inventory owned by a client of the Company. The Company warehouses this client inventory and distributes it upon the sale to third parties by the client, who controls the disposition of this inventory. As

                         PFSWEB, INC. AND SUBSIDIARIES
of March 31, 1999, other assets included approximately $12.1 million related to this receivable. During fiscal 2000, this client provided notification to the Company of its intention to repay the outstanding balance within the next twelve months. As of March 31, 2000, other receivables included approximately $3.4 million related to this receivable. In addition to service fees, the Company charges the client an asset management fee, a portion of which results in interest income.

     Other receivables, as of March 31, 2000, also includes approximately $4.5 million of receivables from European governments for refunds of Value Added Taxes ("VAT") paid under our new service agreements applicable to our IBM relationships.

  Inventories

     Inventories (merchandise held for resale, all of which are finished goods) are stated at the lower of weighted average cost or market. During the quarter ended September 30, 1999, the Company transferred to Daisytek all of its inventory (see Note 6) and as of March 31, 2000, the Company does not own any inventory.

  Property and Equipment

     The components of property and equipment as of March 31, 1999 and 2000 are as follows (in thousands):

                                                              FISCAL YEARS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1999       2000
                                                              -------   --------
Furniture and fixtures......................................  $  907    $11,933
Computer equipment..........................................     803      3,725
Leasehold improvements......................................      32      3,472
Capitalized software costs..................................   1,100      4,772
Other.......................................................     199        356
                                                              ------    -------
                                                               3,041     24,258
  Less-accumulated depreciation and amortization............    (330)    (2,703)
                                                              ------    -------
          Property and equipment, net.......................  $2,711    $21,555
                                                              ======    =======

     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets which range from three to ten years.

     The Company periodically evaluates whether events or circumstances have occurred that indicate that long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. To date no such impairment has been recognized.

  Foreign Currency Translation and Transactions

     For the Company's Canadian operations, the local currency is the functional currency. All assets and liabilities are translated at exchange rates in effect at the end of the period, and income and expense items are translated at the average exchange rates for the period. Translation adjustments are reported as a separate component of shareholder's equity.

     For the Company's European operations, the U.S. dollar is the functional currency. Monetary assets and liabilities are translated at the rates of exchange on the balance sheet date and certain assets (notably

                         PFSWEB, INC. AND SUBSIDIARIES
inventory, and property and equipment) are translated at historical rates. Income and expense items are translated at average rates of exchange for the period except for those items of expense, which relate to assets, which are translated at historical rates. The gains and losses from foreign currency transactions and translation related to these subsidiaries are included in net income and have not been material.

  Income Taxes

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes", deferred taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. These differences relate primarily to provisions for doubtful accounts, book versus tax depreciation differences, and certain accrued expenses deducted for book purposes but not yet deductible for tax purposes. In accordance with SFAS No. 109, a valuation allowance must be provided when it is more likely than not that the deferred income tax asset will not be realized (see Note 7).

  Fair Value of Financial Instruments

     The Company estimates fair value based on market information and appropriate valuation methodologies. Fair value is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The fair values of all financial instruments approximate their carrying amounts in the accompanying consolidated balance sheets.

  Comprehensive Income (Loss)

     Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It consists of net income (loss) and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income, such as unrealized gains and losses on investments available for sale, foreign currency translation gains and losses and minimum pension liability. Currency translation and other derivative foreign currency exchange contracts are the only items of other comprehensive income impacting the Company.

  Net Income (Loss) Per Common Share

     The Company computed net income (loss) per share in accordance with SFAS No. 128 "Earnings Per Share." Basic and diluted net income (loss) per share attributable to PFSweb was determined based on net income (loss) divided by the 14,305,000 shares of PFSweb, Inc. (see Note 1) outstanding prior to the Offering, which was consummated in fiscal 2000. For purposes of the net income
(loss) per share calculation, the shares outstanding prior to the Offering are treated as outstanding for all periods presented. There were no potentially dilutive securities outstanding during the periods presented prior to the Offering. For fiscal 2000, outstanding options to purchase common shares of PFSweb were anti-dilutive and have been excluded from the weighted average share computation.

  Adoption of New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivative financial instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be used to hedge certain types of transactions, including foreign currency exposures of a net investment in a foreign operation. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, with initial application as of the beginning of an entity's fiscal quarter. SFAS No. 133. The

                         PFSWEB, INC. AND SUBSIDIARIES

Company is currently evaluating the provisions of SFAS No. 133 and its effect on the accounting treatment of its financial instruments.

     During 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." SAB No. 101 requires that revenue generally is realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured. SAB No. 101 is effective for fiscal years beginning after December 15, 1999. The Company is currently evaluating the provisions of SAB No. 101 and its effect, if any, on the Company's financial statements.

  Cash Paid During Year

     The Company made payments for interest of approximately $0, $16,000 and $3,514,000 and income taxes of approximately $139,000, $269,000 and $6,000 during fiscal 1998, 1999 and 2000, respectively (see Notes 3 and 7). Unpaid taxes payable and intercompany accrued interest are included in the payable to Daisytek as of March 31, 1999. The Company's income tax receivable and intercompany accrued interest are included in the payable to Daisytek as of March 31, 2000.

3. PAYABLE TO DAISYTEK:

     Funds advanced by Daisytek to fund the Company's working capital requirements and certain investment activities have been reflected as an intercompany payable as of March 31, 1999. Interest expense charged by Daisytek was based on its weighted average interest rates of 6.9%, 6.7% and 6.7% and approximated $497,000, $1,039,000 and $1,688,000 for fiscal 1998, 1999 and 2000, respectively.

     During fiscal 2000, PFSweb used a portion of the proceeds from the Offering to repay its payable to Daisytek. Following the completion of the Offering, Daisytek is prohibited from advancing funds to PFSweb, except in the normal course of business, and PFSweb will be restricted from borrowing from Daisytek following the spin-off. As of March 31, 2000, the payable to Daisytek reflects payables incurred in the normal course of business and includes approximately $4.5 million related to VAT, for which the Company has corresponding receivables from European governments (see Note 2).

4. CAPITAL LEASE OBLIGATIONS:

     During fiscal 2000, the Company entered into certain non-cancelable capital lease agreements involving warehouse and computer equipment. The Company's property held under capital leases, included in furniture, fixtures and equipment in the accompanying consolidated balance sheets, amounted to approximately $2.7 million, net of accumulated amortization at March 31, 2000.

     The following is a schedule of future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of March 31, 2000 (in thousands):

Fiscal year ended March 31,
2001......................................................   $   442
2002......................................................       506
2003......................................................       506
2004......................................................       493
2005......................................................       425
Thereafter................................................     1,310
                                                             -------
Total minimum lease payments..............................   $ 3,682
Less: Amount representing interest........................    (1,001)
                                                             -------
Present value of net minimum lease payments...............     2,681
Less: Current installments................................      (274)
                                                             -------
Long-term capital lease obligations.......................   $ 2,407
                                                             =======

                         PFSWEB, INC. AND SUBSIDIARIES

5. STOCK OPTIONS:

     PFSweb has authorized 6,000,000 shares of common stock for issuance under two 1999 stock option plans and 35,000 shares under a stock option agreement (the "PFSweb Plans"). The PFSweb Plans, which are currently administered by the Compensation Committee of the Board of Directors of PFSweb provide for the granting of incentive awards in the form of stock options to directors, executive management, key employees, and outside consultants of PFSweb. The right to purchase shares under the stock option agreements typically vest over a three-year period. Stock options must be exercised within 10 years from the date of grant. Stock options are generally issued at fair market value. In July 1999, PFSweb issued options to purchase 35,000 common shares at $10.45 to a non-employee of the Company.

     The following table summarizes stock option activity under the PFSweb
Plans:

                                                                          WEIGHTED AVERAGE
                                             SHARES     PRICE PER SHARE    EXERCISE PRICE
                                            ---------   ---------------   ----------------
Outstanding, March 31, 1999...............         --   $           --         $   --
  Granted.................................  1,425,000   $10.45 - $17.00        $10.69
  Exercised...............................         --   $           --         $   --
  Canceled................................    (63,500)  $10.45 - $13.00        $10.77
                                            ---------
  Outstanding, March 31, 2000.............  1,361,500   $10.45 - $17.00        $10.69
                                            =========

     All of these options are subject to a three-year vesting schedule under which no options vest for three years, subject to acceleration, in part, upon completion of the spin-off of PFSweb from Daisytek. After the spin-off, options vest one-third on the anniversary of the date of grant and one-twelfth each quarter thereafter (see Note 11). The weighted average fair value of options granted during fiscal 2000 was $5.50. The weighted average remaining contractual life of outstanding options is 9.3 years. Additionally, certain of the Company's employees have been granted Daisytek stock options. These options, which may convert to PFSweb stock options at the spin-off date, are described below.

     Prior to the Offering and spin-off transaction described in Note 1, certain of the Company's employees were granted Daisytek stock options under Daisytek's stock option compensation plans (the "Daisytek Plans"). The purpose of the Plans is to benefit and advance the interests of Daisytek by rewarding officers and certain key employees for their contributions to the financial success of Daisytek and thereby motivating them to continue to make such contributions in the future. The Daisytek Plans provide for fixed grants of both incentive stock options and nonqualified stock options. The stock options generally vest over a three to five-year period from the date of grant and expire 10 years after the date of grant.

                         PFSWEB, INC. AND SUBSIDIARIES

     The following table summarizes stock option activity under the Daisytek Plans as it relates to PFSweb employees:

                                                                             WEIGHTED AVERAGE
                                                SHARES     PRICE PER SHARE    EXERCISE PRICE
                                               ---------   ---------------   ----------------
Outstanding, March 31, 1997..................    802,684   $0.64 - $16.25         $ 8.72
  Granted....................................    570,370   $12.50 - $19.63        $12.87
  Exercised..................................   (252,436)  $0.64 - $ 9.75         $ 2.47
  Canceled...................................   (296,442)  $9.75 - $16.25         $15.80
                                               ---------
Outstanding, March 31, 1998..................    824,176   $0.64 - $19.63         $10.96
  Granted....................................  1,807,886   $12.88 - $22.88        $15.13
  Exercised..................................   (108,832)  $0.64 - $12.50         $ 3.41
  Canceled...................................   (146,739)  $9.75 - $22.88         $16.05
                                               ---------
Outstanding, March 31, 1999..................  2,376,491   $2.65 - $22.88         $14.16
  Granted....................................     29,500   $10.94 - $13.56        $11.06
  Exercised..................................    (48,649)  $2.65 - $12.50         $11.00
  Canceled...................................    (33,550)  $10.94 - $22.88        $12.84
                                               ---------
Outstanding, March 31, 2000..................  2,323,792   $9.75 - $22.88         $14.21
                                               =========

     The weighted average fair values of options granted during fiscal 1998, 1999 and 2000, were $7.05, $7.68 and $5.26, respectively. As of March 31, 1998,
1999 and 2000, 183,956, 243,747, and 680,100, respectively, of options outstanding were exercisable. The weighted average exercise price of exercisable options outstanding at March 31, 1998, 1999 and 2000 were $5.74, $10.44 and $12.73, respectively. The remaining options will become exercisable over the next four years based on vesting percentages.

     The following table summarizes information concerning currently outstanding and exercisable Daisytek stock options issued under the Daisytek Plans to PFSweb employees at March 31, 2000:

                         OPTIONS OUTSTANDING
----------------------------------------------------------------------          OPTIONS EXERCISABLE
                                         WEIGHTED                        ----------------------------------
                                         AVERAGE           WEIGHTED                             WEIGHTED
   RANGE OF      OUTSTANDING AS OF      REMAINING          AVERAGE       EXERCISABLE AS OF      AVERAGE
EXERCISE PRICES   MARCH 31, 2000     CONTRACTUAL LIFE   EXERCISE PRICE    MARCH 31, 2000     EXERCISE PRICE
---------------  -----------------   ----------------   --------------   -----------------   --------------
$ 9.75 - $14.06      1,921,595             8.1              $12.53            619,345            $11.81
$15.50 - $22.88        402,197             8.2              $22.21             60,755            $22.17

     The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS 123, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for the PFSweb Plans and the Daisytek Plans and accordingly, does not recognize compensation expense for its stock option plans because the Company and Daisytek typically do not issue options at exercise prices below the market value at the date of grant. Had compensation expense for the PFSweb Plans and the Daisytek Plans applicable to the Company's employees been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123, the Company's consolidated pretax income would have decreased by approximately $787,000, $2,531,000 and $5,352,000 in fiscal 1998, 1999 and 2000, respectively, and would have resulted in a net loss per share of ($0.06), ($0.16) and ($0.73) in fiscal 1998, 1999, and 2000, respectively. These pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period. Additional options may be granted in future years. Options issued under the Daisytek Plans prior to April 1, 1995, were excluded from the computation.

                         PFSWEB, INC. AND SUBSIDIARIES

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants of Daisytek options to PFSweb employees under the Daisytek Plans in fiscal 1998: no dividends, expected volatility ranging between 40.97% and 41.40%; risk-free interest rate ranging between 5.6% and 6.8%; and expected life of 6 years. The following assumptions were used for grants of Daisytek options to PFSweb employees under the Daisytek Plans during fiscal 1999: no dividends, expected volatility ranging between 41.42% and 47.92%; risk-free interest rate ranging between 4.6% and 5.5%; and expected life of 6 years. The following assumptions were used for grants of Daisytek options to PFSweb employees under the Daisytek Plans during fiscal 2000: no dividends; expected volatility between 49.37% and 50.02%; risk-free interest rate ranging between 5.7% and 6.0%; and expected life of 6 years. The following assumptions were used for PFSweb options granted under the PFSweb Plans during fiscal 2000: no dividends; expected volatility between 45.00% and 84.23%; risk-free interest rate between 5.5% and 6.2%; and expected life of 6 years.

     In connection with the completion of the spin-off (see Note 11), all outstanding Daisytek stock options will be replaced with substitute stock options as described below:

     Options held by Daisytek employees who transfer to PFSweb will be replaced (at the option holder's election to be made prior to the spin-off) with either options to acquire shares of PFSweb common stock or options to acquire shares of both Daisytek common stock and PFSweb common stock (which may be exercised separately) (the "Unstapled Options"). Options held by Daisytek employees who remain with Daisytek will be replaced (at the option holder's election to be made prior to the spin-off) with either options to acquire shares of Daisytek common stock or Unstapled Options.

     In general, the adjustments to the outstanding Daisytek options will be established pursuant to a formula designed to ensure that: (1) the aggregate "intrinsic value" (i.e. the difference between the exercise price of the option and the market price of the common stock underlying the option) of the substitute options will not exceed the aggregate intrinsic value of the outstanding Daisytek stock options which are replaced by such substitute option immediately prior to the spin-off, and (2) the ratio of the exercise price of the options to the market value of the underlying stock immediately before and after the spin-off is preserved.

     Substantially all of the other terms and conditions of each substitute stock option, including the time or times when, and the manner in which, each option will be exercisable, the duration of the exercise period, the permitted method of exercise, settlement and payment, the rules that will apply in the event of the termination of employment of the employee, the events, if any, that may give rise to an employee's right to accelerate the vesting or the time or exercise thereof and the vesting provisions, will be the same as those of the replaced Daisytek stock option, except that option holders who are employed by one company will be permitted to exercise, and will be subject to all of the terms and provisions of, options to acquire shares in the other company as if such holder was an employee of such other company.

     Although it is not possible to specify how many shares of PFSweb common stock will be subject to substitute stock options in replacement of Daisytek stock options, it is possible PFSweb stockholders may experience some dilutive impact from the previously described conversions.

     No adjustment or replacement will be made to outstanding PFSweb stock options as a result of the spin-off.

6. TRANSACTIONS WITH DAISYTEK AND OTHER RELATED PARTIES:

     The Company's product revenue from sales to Daisytek was $10.7 million, $12.4 million and $7.2 million in fiscal 1998, 1999 and 2000, respectively.

     The Company's costs and expenses include allocations from Daisytek for certain general administrative services including information technology, financial, treasury, legal, insurance and other corporate functions as

                         PFSWEB, INC. AND SUBSIDIARIES
well as certain costs of operations including facility charges. These allocations have been estimated on bases that Daisytek and the Company consider to be a reasonable reflection of the utilization of services provided or the benefit received by the Company. The methods used for allocation of expenses from Daisytek were either (i) percentage of: revenue, shipped orders, or number of employees, or (ii) management's best estimate. However, these allocations of costs and expenses do not necessarily indicate the costs and expenses that would have been or will be incurred by the Company on a stand-alone basis. Management estimates that incremental selling, general and administrative expenses associated with PFSweb operating as a stand-alone publicly traded company, including executive management, overhead and public company costs, insurance and risk management costs, and other costs would have been approximately $2.0 million for fiscal 1998, 1999, and 2000.

     During the quarter ended September 30, 1999, and in connection with the restructuring of certain IBM master distribution agreements, the Company transferred to Daisytek certain related product inventory, accounts receivable and accounts payable that it held under its prior agreements. In consideration of this transfer, the Company received the net book value of these assets and liabilities of approximately $20 million and reduced its payable to Daisytek by a corresponding amount.

     In conjunction with the successful completion of the Offering, PFSweb entered into agreements with Daisytek, including a tax sharing agreement, a transaction management services agreement, transition services agreement and a master separation agreement which are expected to have a significant impact on the financial position and results of operations of PFSweb. In addition, on a going forward basis, Daisytek will continue to be an obligor for certain of the Company's facility and equipment leases.

     Included in the financial statements are service fee revenues and cost of service fee revenues which have been reflected by PFSweb for certain services subcontracted to PFSweb by Daisytek under Daisytek's contractual agreements.

     Service fee revenues charged to Daisytek under (i) the new IBM contracts, entered into during the quarter ended September 30, 1999, (ii) terms of the transaction management services agreement with Daisytek and (iii) for certain subcontracted services, were $12.1 million for fiscal 2000. Service fee revenues applicable to the subcontracted service were $0.5 million and $0.8 million in fiscal 1998 and 1999, respectively.

     In May 1999, the Company entered into an agreement to provide services to a certain company. An executive officer and a director of PFSweb both served on the Board of Directors of this company. Service fee revenue earned from this company was approximately $1.8 million for fiscal 2000.

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

     A non-employee director of PFSweb, is a Managing Director of Hambrecht and Quist LLP, one of the lead managing underwriters on the Offering.

7. INCOME TAXES:

     The Company's operations have been included in consolidated income tax returns filed by Daisytek. If Daisytek or other members of the consolidated group fail to make tax payments required by law, PFSweb would be liable for any shortfall. The provision for income taxes reflected in the consolidated statements of operations and the deferred tax assets reflected in the consolidated balance sheets have been prepared as

                         PFSWEB, INC. AND SUBSIDIARIES
computed on a separate return basis. The current income tax liability or receivable for the periods presented have been included in the payable to Daisytek.

     A reconciliation of the difference between the expected income tax provision at the U.S. federal statutory corporate tax rate of 34%, and the Company's effective tax rate is as follows (in thousands):

                                                           FISCAL YEARS ENDED MARCH 31,
                                                          ------------------------------
                                                            1998       1999       2000
                                                          --------   --------   --------
Provision (benefit) computed at statutory rate..........  $   (36)   $   172    $(2,628)
Impact of foreign taxation at different rate............        6         16        (24)
State income taxes, net of federal tax impact...........       (4)        21         51
Expenses not deductible for tax purposes................        5         11         84
Net operating loss carryback............................       --         --       (171)
Change in valuation reserve.............................       --         --        915
Other...................................................       (1)        (6)       (18)
                                                          -------    -------    -------
          Provision (benefit) for income taxes..........  $   (30)   $   214    $(1,791)
                                                          =======    =======    =======

     The consolidated income (loss) before income taxes, by domestic and foreign entities, is as follows (in thousands):

                                                             FISCAL YEARS ENDED MARCH 31,
                                                             -----------------------------
                                                              1998      1999       2000
                                                             -------   -------   ---------
Domestic...................................................   $(155)    $ (45)    $(5,331)
Foreign....................................................      50       551      (2,399)
                                                              -----     -----     -------
          Total............................................   $(105)    $ 506     $(7,730)
                                                              =====     =====     =======

     The provision (benefit) for income taxes is summarized as follows (in thousands):

                                                             FISCAL YEARS ENDED MARCH 31,
                                                             -----------------------------
                                                              1998      1999       2000
                                                             -------   -------   ---------
Current
  Domestic.................................................   $ 160     $ 268     $(2,150)
  State....................................................       9        33          77
  Foreign..................................................      23       105        (171)
                                                              -----     -----     -------
          Total current....................................     192       406      (2,244)
Deferred
  Domestic.................................................    (208)     (175)        453
  State....................................................     (14)      (17)         --
                                                              -----     -----     -------
     Total deferred........................................    (222)     (192)        453
                                                              -----     -----     -------
          Total............................................   $ (30)    $ 214     $(1,791)
                                                              =====     =====     =======

                         PFSWEB, INC. AND SUBSIDIARIES

     The components of the deferred tax asset (liability) are as follows (in thousands):

                                                                 MARCH 31,
                                                              ---------------
                                                               1999     2000
                                                              ------   ------
Deferred tax asset:
  Allowance for doubtful accounts...........................  $  216   $  241
  Inventory.................................................      70       --
  Foreign net operating loss carryforwards..................      --      670
  Other.....................................................     205      120
                                                              ------   ------
                                                                 491    1,031
  Less -- Valuation reserve.................................      --      915
                                                              ------   ------
          Total deferred tax asset..........................     491      116
                                                              ------   ------
Deferred tax liability:
  Property and equipment....................................     (38)    (116)
                                                              ------   ------
          Total deferred liability..........................     (38)    (116)
                                                              ------   ------
Deferred tax asset, net.....................................  $  453   $   --
                                                              ======   ======

     In accordance with SFAS No. 109, a valuation allowance must be provided where it is more likely than not that the deferred income tax asset will not be realized. Upon completion of the spin-off (see Note 11), PFSweb will cease to be included in Daisytek's consolidated tax return. Accordingly, a sufficient history of earnings has not been established by PFSweb, on a stand-alone basis, and a valuation allowance has been provided for the net deferred income tax asset as of March 31, 2000. At March 31, 2000, foreign net operating loss carryforwards relate to taxable losses of the Company's Europe subsidiary that expire in 2015.

8. COMMITMENTS AND CONTINGENCIES:

     The Company leases facilities, warehouse, office, transportation and other equipment under operating leases expiring in various years through fiscal 2009. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced by other leases. Minimum future annual rental payments under non-cancelable operating leases having original terms in excess of one year are as follows (in thousands):

2001......................................................   $ 7,431
2002......................................................     7,297
2003......................................................     6,170
2004......................................................     5,986
2005......................................................     1,863
Thereafter................................................     3,799
                                                             -------
          Total...........................................   $32,546
                                                             =======

     Total rental expense under operating leases approximated $0.4 million, $0.8 million and $3.7 million for fiscal 1998, 1999 and 2000, respectively.

     The Company is involved in certain litigation arising in the ordinary course of business. Management believes that such litigation will be resolved without material effect on the Company's financial position or results of operations.

                         PFSWEB, INC. AND SUBSIDIARIES

9. SEGMENT AND GEOGRAPHIC INFORMATION:

     The Company operates one reportable segment as an international provider of transaction management services to both traditional and e-commerce companies. Geographic areas in which the Company operates include the United States, Europe and Canada.

     The following is geographic information by area. Transfers between geographic areas were immaterial.

                                                          YEAR ENDED OR AT MARCH 31,
                                                         ----------------------------
                                                          1998       1999      2000
                                                         -------   --------   -------
Revenues:
  United States........................................  $45,729   $ 85,746   $64,455
  Europe...............................................       --     10,456    18,357
  Canada...............................................    3,614      5,047     3,795
                                                         -------   --------   -------
                                                         $49,343   $101,249   $86,607
                                                         =======   ========   =======
Long-lived assets:
  United States........................................  $   318   $ 14,449   $14,465
  Europe...............................................       --        373     7,358
  Canada...............................................       10        152       260
                                                         -------   --------   -------
                                                         $   328   $ 14,974   $22,083
                                                         =======   ========   =======

10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     Unaudited quarterly results of operations for fiscal 1999 and 2000 were as follows (amounts in thousands except per share data):

                                                                FISCAL 1999
                                                 -----------------------------------------
                                                 1ST QTR.   2ND QTR.   3RD QTR.   4TH QTR.
                                                 --------   --------   --------   --------
Net sales......................................  $21,428    $22,660    $25,661    $31,500
Gross profit...................................    1,249      1,441      2,079      2,822
Net income (loss)..............................       25        (41)       164        144
Basic and diluted earnings (loss) per share....     0.00      (0.00)      0.01       0.01
Shares used in computation of basic and diluted
  income (loss) per share:.....................   14,305     14,305     14,305     14,305

                                                                FISCAL 2000
                                                 -----------------------------------------
                                                 1ST QTR.   2ND QTR.   3RD QTR.   4TH QTR.
                                                 --------   --------   --------   --------
Net sales......................................  $35,811    $26,971    $10,868    $12,957
Gross profit...................................    2,787      2,458      1,096      4,152
Net loss.......................................     (198)      (575)    (4,777)      (389)
Basic and diluted loss per share...............    (0.01)     (0.04)     (0.31)     (0.02)
Shares used in computation of basic and diluted
  loss per share:..............................   14,305     14,350     15,447     17,870

     The seasonality of the Company's business is dependent upon the seasonality of its clients' business and their sale of products. Management believes that as the Company's business grows with consumer product clients, the Company's business activity will be more significant in the quarter ended December 31.

                         PFSWEB, INC. AND SUBSIDIARIES

11. SUBSEQUENT EVENTS:

     On June 8, 2000, the Daisytek Board of Directors approved the separation of PFSweb from Daisytek by means of a tax-free dividend of Daisytek's remaining ownership of PFSweb after receiving a favorable ruling from the IRS to the effect that the distribution by Daisytek of its shares of PFSweb stock will be tax-free to Daisytek and to Daisytek's shareholders for U.S. federal income tax purposes. The distribution of Daisytek's 14,305,000 shares of PFSweb is payable at the close of business on July 6, 2000, to Daisytek shareholders of record as of June 19, 2000.

     On June 8, 2000, the Board of Directors declared a dividend distribution of one preferred stock purchase right (a "Right") for each share of the Company's common stock outstanding on July 6, 2000. Each Right entitles the registered shareholders to purchase from the Company one one-thousandth of a share of preferred stock at an exercise price of $67, subject to adjustment. The Rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 15 percent or more of the Company's outstanding shares of common stock. The Rights expire on July 6, 2010, unless redeemed or exchanged by the Company earlier.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Stockholders of the Company to be held in 2000 (the "Proxy Statement") which section is incorporated herein by reference. The Proxy Statement (or an amendment to this Form 10-K containing the relevant information) will be filed with the Securities and Exchange Commission not later than 120 days after the last day of the Company's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by Part III, Item 11, will be included in the section entitled "Election of Directors" of the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held in 2000, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by Part III, Item 12, will be included in the Sections entitled "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held in 2000, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain of the Company's relationships and related transactions will be included in the section entitled "Certain Relationships and Related Transactions" of the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held in 2000, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

1. Financial Statements

     Report of Independent Public Accountants

     Consolidated Balance Sheets as of March 31, 1999 and 2000

     Consolidated Statements of Operations for the Fiscal Years Ended March 31, 1998, 1999 and 2000

    Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended March 31, 1998, 1999 and 2000

     Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 1998, 1999 and 2000

     Notes to Consolidated Financial Statements

2. Financial Statements Schedules

     Report of Independent Public Accountants

     Schedule II -- Valuation and Qualifying Accounts

     All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

3. Exhibits

        EXHIBIT
          NO.                              DESCRIPTION OF EXHIBITS
        -------                            -----------------------
           1.1**         -- Underwriting Agreement by and among PFSweb, Inc.,
                            Daisytek International Corporation and the Underwriters
                            named therein.
           2.1*          -- Master Separation Agreement by and among Daisytek
                            International Corporation, Daisytek, Incorporated,
                            Priority Fulfillment Services, Inc. and PFSweb, Inc.
           2.2*          -- Initial Public Offering and Distribution Agreement by and
                            among Daisytek International Corporation, Daisytek,
                            Incorporated, and PFSweb, Inc.
           2.3*          -- Registration Rights Agreement by and among Daisytek
                            International Corporation, Daisytek, Incorporated and
                            PFSweb, Inc.
           2.4*          -- Tax Indemnification and Allocation Agreement between
                            Daisytek, International Corporation and PFSweb, Inc.
           2.5*          -- Transition Services Agreement between Daisytek
                            Incorporated and PFSweb, Inc.
           2.6*          -- Transaction Management Services Agreement between
                            Daisytek, Incorporated and Priority Fulfillment Services,
                            Inc.
           3.1*          -- Amended and Restated Certificate of Incorporation
           3.2*          -- Amended and Restated Bylaws
          10.1*          -- Non-Employee Director Stock Option and Retainer Plan
          10.2*          -- Employee Stock Option Plan
          10.3*          -- Employee Annual Incentive Plan
          10.4*          -- Industrial Lease Agreement between Shelby Drive
                            Corporation and Priority Fulfillment Services, Inc.
          10.5*          -- Lease Contract between Transports Weerts and Priority
                            Fulfillment Services Europe B.V.
          21 ***         -- Subsidiaries of the Registrant
          23 ***         -- Consent
          27.1***        -- Financial Data Schedule

---------------

* Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

** Incorporated by reference from Form 10-Q for the fiscal quarter ended December 31, 1999.

*** Filed herewith.

  (b) Reports on Form 8-K:

     None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Shareholders of PFSweb, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of PFSweb, Inc. (a Delaware corporation)and subsidiaries included in this report on Form 10-K and have issued our report thereon dated May 4, 2000 (except with respect to the matters discussed in Note 11, as to which the date is June 8, 2000). Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II of this report on Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                            ARTHUR ANDERSEN LLP

Dallas, Texas
May 4, 2000

                                                                     SCHEDULE II

                         PFSWEB, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                    FOR THE THREE YEARS ENDED MARCH 31, 2000
                             (AMOUNTS IN THOUSANDS)

                                                               ADDITIONS
                                                        -----------------------
                                           BALANCE AT   CHARGES TO   CHARGES TO                BALANCE AT
                                           BEGINNING     COST AND      OTHER                     END OF
                                           OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
                                           ----------   ----------   ----------   ----------   ----------
Fiscal Year Ended March 31, 1998:
  Allowance for doubtful accounts........     $122         299           --          (103)        $318
Fiscal Year Ended March 31, 1999:
  Allowance for doubtful accounts........     $318         344           --           (27)        $635
Fiscal Year Ended March 31, 2000:
  Allowance for doubtful accounts........     $635         458           --          (403)        $690
  Income tax valuation allowance.........     $ --         915           --            --         $915

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            By:    /s/ THOMAS J. MADDEN
                                              ----------------------------------
                                                      Thomas J. Madden,
                                                   Executive Vice President
                                              and Chief Financial and Accounting
                                                            Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----

                 /s/ MARK C. LAYTON                    Chairman of the Board, President   June 29, 2000
-----------------------------------------------------    and Chief Executive Officer
                   Mark C. Layton                        (Principal Executive Officer)

                /s/ THOMAS J. MADDEN                   Executive Vice President and       June 29, 2000
-----------------------------------------------------    Chief Financial and Accounting
                  Thomas J. Madden                       Officer (Principal Financial
                                                         and Accounting Officer)

                /s/ CHRISTOPHER YATES                  Director                           June 29, 2000
-----------------------------------------------------
                  Christopher Yates

                 /s/ JAMES R. POWELL                   Director                           June 29, 2000
-----------------------------------------------------
                   James R. Powell

                /s/ TIMOTHY M. MURRAY                  Director                           June 29, 2000
-----------------------------------------------------
                  Timothy M. Murray

                 /s/ JAMES F. REILLY                   Director                           June 29, 2000
-----------------------------------------------------
                   James F. Reilly

               /s/ PETER P. J. VIKANIS                 Director                           June 29, 2000
-----------------------------------------------------
                 Peter P. J. Vikanis

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                              DESCRIPTION OF EXHIBITS
        -------                            -----------------------
           1.1**         -- Underwriting Agreement by and among PFSweb, Inc.,
                            Daisytek International Corporation and the Underwriters
                            named therein.
           2.1*          -- Master Separation Agreement by and among Daisytek
                            International Corporation, Daisytek, Incorporated,
                            Priority Fulfillment Services, Inc. and PFSweb, Inc.
           2.2*          -- Initial Public Offering and Distribution Agreement by and
                            among Daisytek International Corporation, Daisytek,
                            Incorporated, and PFSweb, Inc.
           2.3*          -- Registration Rights Agreement by and among Daisytek
                            International Corporation, Daisytek, Incorporated and
                            PFSweb, Inc.
           2.4*          -- Tax Indemnification and Allocation Agreement between
                            Daisytek, International Corporation and PFSweb, Inc.
           2.5*          -- Transition Services Agreement between Daisytek
                            Incorporated and PFSweb, Inc.
           2.6*          -- Transaction Management Services Agreement between
                            Daisytek, Incorporated and Priority Fulfillment Services,
                            Inc.
           3.1*          -- Amended and Restated Certificate of Incorporation
           3.2*          -- Amended and Restated Bylaws
          10.1*          -- Non-Employee Director Stock Option and Retainer Plan
          10.2*          -- Employee Stock Option Plan
          10.3*          -- Employee Annual Incentive Plan
          10.4*          -- Industrial Lease Agreement between Shelby Drive
                            Corporation and Priority Fulfillment Services, Inc.
          10.5*          -- Lease Contract between Transports Weerts and Priority
                            Fulfillment Services Europe B.V.
          21 ***         -- Subsidiaries of the Registrant
          23 ***         -- Consent
          27.1***        -- Financial Data Schedule

---------------

* Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

** Incorporated by reference from Form 10-Q for the fiscal quarter ended December 31, 1999.

*** Filed herewith.