Form 10-Q
period 2000-06-30
PFSWEB INC
filed 2000-08-14
CIK 1095315

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2000

                                       OR

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from        to
                                               ------    ------

                        Commission File Number 000-28275

                                  PFSweb, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                   75-2837058
         -----------------------                    --------------------------
         (State of Incorporation)                   (I.R.S. Employer I.D. No.)

         500 NORTH CENTRAL EXPRESSWAY, PLANO, TEXAS            75074
         ------------------------------------------           --------
         (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:           (972) 881-2900
                                                   -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X     No
                                        ---        ---

At August 3, 2000 there were 17,870,000 shares of registrant's common stock outstanding.

                          PFSweb, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                  JUNE 30, 2000

                                      INDEX


PART I.     FINANCIAL INFORMATION                                                                    PAGE NUMBER
                                                                                                     -----------
      Item 1.     Financial Statements:
                      Condensed Consolidated Balance Sheets as of June 30, 2000
                           (unaudited) and March 31, 2000..........................................       3

                      Unaudited Interim Condensed Consolidated Statements of
                           Operations for the Three Months Ended June 30, 2000 and 1999............       4

                      Unaudited Interim Condensed Consolidated Statements of Cash
                           Flows for the Three Months Ended June 30, 2000 and 1999.................       5

                      Notes to Unaudited Interim Condensed Consolidated Financial
                           Statements..............................................................       6

      Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .........................................       9


PART II.    OTHER INFORMATION

      Item 4.     Submission of Matters to a Vote of Security Holders..............................      16

      Item 6.     Exhibits and Reports on Form 8-K ................................................      16


SIGNATURES.........................................................................................      17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          PFSweb, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                 June 30,    March 31,
                                                                                   2000        2000
                                                                                ----------   --------
                                                                                (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents ................................................   $ 22,113    $ 24,896
    Accounts receivable, net of allowance for doubtful accounts of
        $501 and $690 at June 30, 2000 and March 31, 2000, respectively ......      7,967       8,892
    Receivable from Daisytek .................................................      2,912          --
    Other receivables ........................................................      1,729       3,482
    Prepaid expenses and other current assets ................................      1,691       1,052
                                                                                 --------    --------
                  Total current assets .......................................     36,412      38,322
                                                                                 --------    --------

NET PROPERTY AND EQUIPMENT ...................................................     21,557      21,555

OTHER ASSETS .................................................................        501         528
                                                                                 --------    --------

                  Total assets ...............................................   $ 58,470    $ 60,405
                                                                                 ========    ========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt ........................................   $    281    $    274
    Trade accounts payable ...................................................      5,190       6,277
    Accrued expenses .........................................................      3,336       3,525
    Payable to Daisytek ......................................................         --         272
                                                                                 --------    --------
                  Total current liabilities ..................................      8,807      10,348
                                                                                 --------    --------

CAPITAL LEASE OBLIGATIONS, less current portion ..............................      2,342       2,407
                                                                                 --------    --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued
        and outstanding ......................................................         --          --
    Common stock, $0.001 par value; 40,000,000 shares authorized;
        17,870,000 shares issued and outstanding .............................         18          18
    Additional paid-in capital ...............................................     50,689      50,673
    Retained deficit .........................................................     (3,074)     (2,836)
    Accumulated other comprehensive loss .....................................       (312)       (205)
                                                                                 --------    --------
                  Total shareholders' equity .................................     47,321      47,650
                                                                                 --------    --------

                  Total liabilities and shareholders' equity .................   $ 58,470    $ 60,405
                                                                                 ========    ========

     The accompanying notes are an integral part of these unaudited interim condensed consolidated statements.

                          PFSweb, INC. AND SUBSIDIARIES

        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         Three Months Ended
                                                               June 30,
                                                        --------------------
                                                          2000        1999
                                                        --------    --------
REVENUES:
    Product revenue .................................   $     --    $ 32,620
    Service fee revenue .............................     13,370       3,191
                                                        --------    --------
        Total revenues ..............................     13,370      35,811
                                                        --------    --------

COSTS OF REVENUES:
    Cost of product revenue .........................         --      30,793
    Cost of service fee revenue .....................      8,645       2,231
                                                        --------    --------
        Total costs of revenues .....................      8,645      33,024
                                                        --------    --------
        Gross profit ................................      4,725       2,787

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ........      5,230       2,788
                                                        --------    --------
        Loss from operations ........................       (505)         (1)

INTEREST (INCOME) EXPENSE, net ......................       (316)        326
                                                        --------    --------
        Loss before income taxes ....................       (189)       (327)

PROVISION (BENEFIT) FOR INCOME TAXES ................         49        (129)
                                                        --------    --------

NET LOSS ............................................   $   (238)   $   (198)
                                                        ========    ========

NET LOSS PER SHARE:
     Basic and diluted ..............................   $  (0.01)   $  (0.01)
                                                        ========    ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
     Basic and diluted ..............................     17,870      14,305
                                                        ========    ========

     The accompanying notes are an integral part of these unaudited interim condensed consolidated statements.

                          PFSweb, INC. AND SUBSIDIARIES

        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                   Three Months Ended
                                                                                       June 30,
                                                                                  --------------------
                                                                                    2000        1999
                                                                                  --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ..................................................................   $   (238)   $   (198)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization ..........................................      1,380         216
       Non-cash compensation expense ..........................................         16          --
       Provision for doubtful accounts ........................................        175         105
       Deferred income tax provision (benefit) ................................         --         (15)
       Changes in operating assets and liabilities:
           Accounts and other receivables .....................................     (2,057)       (665)
           Inventories, net ...................................................         --       5,264
           Prepaid expenses and other current assets ..........................       (639)        200
           Accounts payable and accrued expenses ..............................     (1,540)     (9,312)
                                                                                  --------    --------
                Net cash used in operating activities .........................     (2,903)     (4,405)
                                                                                  --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment .......................................     (1,387)     (2,077)
    Decrease (increase) in other assets .......................................      1,675        (163)
                                                                                  --------    --------
                Net cash provided by (used in) investing activities ...........        288      (2,240)
                                                                                  --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease in long-term debt ................................................        (58)         --
    Increase in payable to Daisytek, net ......................................         --       8,460
                                                                                  --------    --------
                Net cash provided by (used in) financing activities ...........        (58)      8,460
                                                                                  --------    --------

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS .........................       (110)          6
                                                                                  --------    --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..........................     (2,783)      1,821

CASH AND CASH EQUIVALENTS, beginning of period ................................     24,896         587
                                                                                  --------    --------

CASH AND CASH EQUIVALENTS, end of period ......................................   $ 22,113    $  2,408
                                                                                  ========    ========

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

     PFSweb is an international provider of transaction management services to both traditional and e-commerce companies in the United States, Canada and Europe. The company offers such services as professional consulting services, e-marketplace order management, Web-enabled customer contact centers, customer lifecycle management, billing and collection services, information management, international distribution services.

    On June 8, 2000, the Daisytek Board of Directors approved the separation of PFSweb from Daisytek by means of a tax-free dividend of Daisytek's remaining ownership of PFSweb after receiving a favorable ruling from the IRS to the effect that the distribution by Daisytek of its shares of PFSweb stock would be tax-free to Daisytek and to Daisytek's shareholders for U.S. federal income tax purposes. The distribution of Daisytek's 14,305,000 shares of PFSweb occurred at the close of business on July 6, 2000, to Daisytek shareholders of record as of June 19, 2000.

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

     The unaudited interim condensed consolidated financial statements as of June 30, 2000, and for the three months ended June 30, 2000 and 1999, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. For all periods presented, certain expenses reflected in the unaudited interim condensed consolidated financial statements include an allocation of certain Daisytek corporate expenses and infrastructure costs. Management believes that the methods used to allocate expenses are reasonable, although the cost of services could be higher if obtained from other sources. In addition, certain service fee revenue and cost of service fee revenue have been reflected by PFSweb for services subcontracted to PFSweb by Daisytek. The service fee revenue, cost of service fee revenue and allocated expenses have been reflected on bases that Daisytek and PFSweb consider to be a reasonable reflection of the services provided and revenue earned by PFSweb and the utilization of services provided by Daisytek and the benefit received by PFSweb. The financial information included herein may not reflect the consolidated financial position, operating results, and cash flows of PFSweb in the future or what it would have been had PFSweb been a separate, stand-alone entity during the periods presented.

     In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of June 30, 2000, its results of operations and its results of cash flows for the three months ended June 30, 2000 and

                          PFSweb, INC. AND SUBSIDIARIES
     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

1999. Results of the Company's operations for interim periods may not be indicative of results for the full fiscal year.

Certain prior period data has been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income, shareholders' equity or cash flows.

2.       COMPREHENSIVE LOSS (IN THOUSANDS):

                                        Three Months Ended
                                              June 30,
                                        ------------------
                                         2000        1999
                                        ------      ------
Net loss ............................   $(238)       $(198)
Comprehensive income adjustments:
     Foreign currency translation
        adjustment ..................    (107)         (57)
                                        -----        -----
Comprehensive  loss .................   $(345)       $(255)
                                        =====        =====

3.   NET LOSS PER COMMON SHARE AND COMMON SHARE EQUIVALENT:

     Basic and diluted net loss per common share attributable to PFSweb common stock were determined based on dividing the loss available to common stockholders by the weighted-average number of common shares outstanding. For purposes of this calculation, the 14,305,000 shares of PFSweb issued prior to the Offering were treated as outstanding for the periods presented prior to the Offering. There were no potentially dilutive securities outstanding during the period presented prior to the Offering. During the three months ended June 30, 2000, outstanding options to purchase common shares were anti-dilutive and have been excluded from the weighted average share computation.

4.   TRANSACTIONS WITH DAISYTEK AND OTHER RELATED PARTIES:

     The Company's costs and expenses include allocations from Daisytek for certain general administrative services including information technology, financial, treasury, legal, insurance and other corporate functions as well as certain costs of operations including facility charges. These allocations have been estimated on bases that Daisytek and the Company consider to be a reasonable reflection of the utilization of services provided or the benefit received by the Company. The methods used for allocation of expenses from Daisytek were either (i) percentage of: revenue, shipped orders, or number of employees or (ii) management's best estimate. However, these allocations of costs and expenses do not necessarily indicate the costs and expenses that would have been or will be incurred by the Company on a stand-alone basis. Management estimates that incremental selling, general and administrative expenses associated with PFSweb operating as a stand-alone publicly traded company, including executive management, overhead and public company costs, insurance and risk management costs, and other costs would have been approximately $0.2 million and $0.5 million for the three months ended June 30, 2000 and 1999, respectively.

     The Company's product revenue from sales to Daisytek was zero and $4.1 million for the three months ended June 30, 2000 and 1999, respectively.

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

     In conjunction with the successful completion of the Offering, PFSweb entered into agreements with Daisytek, including a tax sharing agreement, a transaction management services agreement, a transition services agreement and a master separation agreement which are expected to have a significant impact on the financial position and results of operations of PFSweb.

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

     Service fee revenues charged to Daisytek under (i) the new IBM contracts, entered into during the quarter ended September 30, 1999, (ii) terms of the transaction management services agreement with Daisytek and (iii) for certain subcontracted services, were $7.5 million for the three months ended June 30, 2000. Service fee revenues applicable to the subcontracted service were $0.2 million for the three months ended June 30, 1999.

5.   SUBSEQUENT EVENT

     In connection with the completion of the spin-off, as of July 6, 2000, all outstanding Daisytek options ("Daisytek Pre-spin Options") were adjusted and/or replaced with Daisytek options (the "Daisytek Post-spin Options") and PFSweb options (the "PFSweb Post-spin Options," and together with the Daisytek Post-spin Options, the "Replacement Options").

     In general, the exercise price and the number of shares subject to each of the Replacement Options was established pursuant to a formula designed to ensure that: (1) the aggregate "intrinsic value" (i.e. the difference between the exercise price of the option and the market price of the common stock underlying the option) of the Replacement Option did not exceed the aggregate intrinsic value of the outstanding Daisytek Pre-spin Option which is replaced by such Replacement Option immediately prior to the spin-off, and (2) the ratio of the exercise price of each option to the market value of the underlying stock immediately before and after the spin-off was preserved.

     Substantially all of the other terms and conditions of each Replacement Option, including the time or times when, and the manner in which, each option is exercisable, the duration of the exercise period, the permitted method of exercise, settlement and payment, the rules that apply in the event of the termination of employment of the employee, the events, if any, that may give rise to an employee's right to accelerate the vesting or the time or exercise thereof and the vesting provisions, is the same as those of the replaced Daisytek Pre-spin Option, except that option holders who are employed by one company are permitted to exercise, and are subject to all of the terms and provisions of, options to acquire shares in the other company as if such holder was an employee of such other company.

     As a result of the spin-off, on July 6, 2000, 3,479,697 PFSweb Post-spin Options, with a weighted average exercise price of $7.26, were issued to Daisytek and PFSweb officers, directors and employees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.

FORWARD-LOOKING INFORMATION

    We have made forward-looking statements in this Report on Form 10-Q. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like "seek," "strive," "believe," "expect," "anticipate," "predict," "potential," "continue," "will," "may," "could," "intend," "plan," "target" and "estimate" or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to those set forth above or elsewhere in this Report on Form 10-Q, our Prospectus dated December 2, 1999, and our Form 10-K for the year ended March 31, 2000, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:

o our reliance on the fees generated by the transaction volume or product sales of our clients;

o    the impact of strategic alliances;

o    trends in the market for our services;

o    trends in e-commerce;

o    whether we can continue and manage growth;

o    changes in the trend toward outsourcing;

o    increased competition;

o    effects of changes in profit margins;

o the unknown effects of possible system failures and rapid changes in technology;

o    trends in government regulation; and

o    our relationship with and separation from Daisytek.

    We have based these statements on our current expectations about future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee you that these expectations actually will be achieved. This Report on Form 10-Q also contains other forward-looking statements, including those related to our completed spin-off from Daisytek. The realization of the anticipated results could take longer than expected and implementation difficulties and market factors could alter anticipated results. These factors may cause our actual results to differ materially from any forward-looking statements.

OVERVIEW

    We are an international provider of transaction management services to both traditional and e-commerce companies. We derive our revenues from a broad range of services, including order management, Web-enabled customer contact centers, billing services, information management, international fulfillment and distribution services and professional consulting services. Our distribution services are conducted at our warehouses and include picking, packing and shipping our clients' customer orders. We offer our services as an integrated solution, which enables our clients to outsource their complete transaction management needs to a single source and to focus on their core competencies. We currently provide transaction management services to over 30 clients that operate in a range of vertical markets, including apparel, computer products, printers, sporting goods, cosmetics and consumer electronics, among others.

    Our service fee revenue is typically charged on a percent of shipped revenue basis or a per-transaction basis, such as a per-minute basis for Web-enabled customer contact center services and a per-item basis for fulfillment services. Additional fees are billed for other services. We price our services based on a variety of factors, including the depth and complexity of the services provided, the amount of capital expenditures or systems customization required, the length of contract and other factors. Many of our contracts with our clients involve third-party vendors who provide additional services such as package delivery. The costs we are charged by these third-party vendors for these services are passed on to our clients (and, in many cases, our clients' customers) and are not reflected in our revenue or expense. Historically, our services have also included purchasing and reselling client product inventory. In these arrangements, our product revenue was recognized at the time product was shipped. During the quarter ended September 30, 1999, our primary client agreement under which we previously purchased and sold inventory was restructured to provide transaction management services only on a service fee basis.

    Our expenses are comprised of:

     o on an historical basis prior to September 30, 1999, cost of product revenue, which consists of the purchase price of product sold and net freight costs;

     o cost of service fee revenue, which consists primarily of compensation and related expenses for our Web-enabled customer contact center services, international fulfillment and distribution services and professional consulting services, and other fixed and variable expenses directly related to providing services under the terms of fee based contracts, including certain occupancy and information technology costs and depreciation and amortization expenses; and

     o selling, general and administrative expenses, which consist primarily of compensation and related expenses for sales and marketing staff, executive, management and administrative personnel and other overhead costs, including certain occupancy and information technology costs and depreciation and amortization expenses. In addition, on an historical basis, certain direct contract costs related to our IBM master distributor agreements have been reflected as selling and administrative expenses.

ADJUSTED FINANCIAL PRESENTATION

    We believe our June 30, 1999 historical financial statements may not provide a meaningful comparison to our current and future financial statements for the reasons described below.

    In 1996, we entered into an agreement with the printer supplies division of IBM. Under this agreement, we provided IBM with various transaction management services, such as customer contact center services and order fulfillment and distribution. We also served as an IBM master distributor of printer supply products. Under this master distributor arrangement, we purchased the printer supply products from IBM and resold them to IBM customers. Following our initial agreement with the printer supplies division, we entered into several similar agreements with other divisions of IBM, both in the U.S. and Europe, and expanded our then existing agreements to include more product lines.

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

    As a result of the restructuring of the IBM agreements, our June 30, 1999 historical financial statements may not provide a meaningful comparison to our current and future financial statements. This is because, as a master distributor under our prior agreements, we recorded revenue as product revenue as we sold the product to IBM customers. Similarly, our gross profit was based upon the difference between our revenue from product sales and the cost of purchasing the product from IBM. Currently, however, our revenue under the new IBM agreements is service fee revenue that is payable by Daisytek and is based upon a variable percentage of Daisytek's gross profit arising from its IBM product sales.

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

    In addition, upon completion of the Offering in December 1999, we entered into a new transaction management services agreement with Daisytek. Under this agreement, we receive service fee revenue based upon a percentage of Daisytek's shipped product revenue. Consequently, the service fee revenue we receive from Daisytek under this new agreement have been recognized only subsequent to the Offering.

    Additionally, upon completion of the Offering, Daisytek transferred to us fixed assets and other assets which are used in our business. We paid to Daisytek a portion of the net proceeds of the Offering and assumed capital and operating lease obligations related to these assets.

    In order to show how our current financial statements compare with our historical financial statements because of our new arrangements with IBM and Daisytek, we have set forth below an adjusted presentation of our total historical revenue and cost of revenue. This presentation shows, retroactively, what our service fee revenue and cost of service fee revenue for the three months ended June 30, 1999, would have been if (i) our modified agreement with IBM and our new agreement with Daisytek had been in effect for this period, and
(ii) our acquisition of the assets and liabilities that Daisytek transferred to us upon completion the IPO had occurred as of the beginning of the three months ended June 30, 1999.


                                                    THREE MONTHS   THREE MONTHS
                                                       ENDED          ENDED
                                                      JUNE 30,       JUNE 30,
                                                        2000           1999
                                                     ----------     ----------
                                                           (IN THOUSANDS)
                                                             (UNAUDITED)
               Service fee revenue................... $ 13,370       $ 9,250
               Cost of service fee revenue ..........    8,645         5,827
               Service fee gross profit..............    4,725         3,423
               Service fee gross profit margin ......     35.3%         37.0%

    Based on this presentation, our largest clients for the three months ended June 30, 2000 were Daisytek (43.0%) and IBM (13.5%), and our largest clients for the three months ended June 30, 1999 would have been Daisytek (52.0%) and IBM (15.5%). In calculating these percentages, we have considered IBM as our client under our new IBM agreements even though the service fees arising under these agreements are paid by Daisytek.

    We based the adjusted operating data on available information and certain estimates and assumptions. We believe that such assumptions provide a reasonable basis for presenting our results, adjusting for the transactions described above. This adjusted financial information does not reflect what our operating income or net income would have been during the period presented or what our results of operations may be in the future.

    RESULTS OF OPERATIONS

                                                      Three Months Ended
                                                           June 30,
                                                      -----------------
                                                       2000       1999
                                                      ------     ------
Product revenue .................................        -- %     91.1%
Service fee revenue .............................     100.0        8.9
                                                      -----      -----
       Total revenues ...........................     100.0      100.0
Cost of product revenue (as % of product
    revenue) ....................................        --       94.4

Cost of service fee revenue (as % of service fee
    revenue) ....................................      64.7       69.9
                                                      -----      -----
       Total costs of revenues ..................      64.7       92.2
                                                      -----      -----
Gross profit ....................................      35.3        7.8
Selling, general and administrative expenses ....      39.1        7.8
                                                      -----      -----
Loss from operations ............................      (3.8)      (0.0)
Interest (income) expense, net ..................      (2.4)       0.9
                                                      -----      -----
Loss before income taxes ........................      (1.4)      (0.9)
Provision (benefit) for income taxes ............       0.4       (0.3)
                                                      -----      -----
Net loss ........................................      (1.8)%     (0.6)%
                                                      =====     =====

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED JUNE 30, 2000 AND 1999

    We believe our June 30, 1999 historical financial statements may not provide a meaningful comparison to our current and future financial statements for the reasons described above.

    Product Revenue. Product revenue was zero for the three months ended June 30, 2000, as compared to $32.6 million for the three months ended June 30, 1999. As stated above, during the quarter ended September 30, 1999, we, Daisytek and IBM entered into new agreements applicable to all of our IBM relationships. As a result of these agreements, the activities performed under these contracts since that date were accounted for as service fee revenue as opposed to product revenue. In future periods, we do not expect to have any product revenue.

    Service Fee Revenue. Service fee revenue was $13.4 million for the three months ended June 30, 2000, as compared to $3.2 million during the three months ended June 30, 1999, an increase of $10.2 million or 319%. The increase in service fee revenues over prior periods was due to the further expansion of existing contracts, the restructuring of all the IBM contracts, and new service contract relationships, including our new transaction management services agreement with Daisytek which commenced on the completion of the Offering in December 1999. Service fee revenue from existing contracts increased $.2 million and new service contract relationships added $10.0 million for the three months ended June 30, 2000. For the three months ended June 30, 2000, new service fee revenue totaling $7.3 million included fees earned from Daisytek under our new transaction management services agreement, effective as of the Offering, and our new IBM contracts that, prior to the September 1999 quarter, would have been reported as product revenue. As a result of certain contract terminations and a longer implementation cycle associated with new larger contracts, slower service fee revenue growth is currently expected to occur over the remaining fiscal 2000 quarters.

    Cost of Product Revenue. Cost of product revenue was zero for the three months ended June 30, 2000, as compared to $30.8 million during the three months ended June 30, 1999. Cost of product revenue as a percent of product revenue was 94.4% during the three months ended June 30, 1999. The resulting gross profit margin was 5.6% during the three months ended June 30, 1999. As a result of the new IBM arrangements, we do not expect to incur any cost of product revenue in future periods.

    Cost of Service Fee Revenue. Cost of service fee revenue was $8.6 million for the three months ended June 30, 2000, as compared to $2.2 million during the three months ended June 30, 1999, an increase of $6.4 million or 287.5%. The resulting service fee gross profit margin was 35.3% during the three months ended June 30, 2000, and 30.1% during the three months ended June 30, 1999. During the three months ended June 30, 2000, cost of service fee revenue increased related to a large number of new service contract relationships.

    Gross Profit. Gross profit was $4.7 million, or 35.3% of revenues, for the three months ended June 30, 2000, as compared to $2.8 million, or 7.8% of revenues, for the three months ended June 30, 1999. The increase in total gross profit resulted primarily from the further expansion of existing contracts and new service contract relationships, including our new transaction management services agreement with Daisytek, which commenced on the completion of the Offering in December 1999. The increase in gross profit as a percentage of revenues resulted from the restructuring of all of the IBM contracts into service fee contracts, which typically have a higher gross profit margin as a percent of revenue as compared to the gross profit margin as a percent of revenue earned under the IBM master distributor agreements. In the Adjusted Financial Presentation data above, we have provided, retroactively, what our service fee gross profit margin would have been for the three months ended June 30, 1999, considering the impact of our modified agreement with IBM and our new agreement with Daisytek and our acquisition of the assets and liabilities which Daisytek transferred to us upon completion of the Offering.

    Selling, General and Administrative Expenses. SG&A expenses were $5.2 million for the three months ended June 30, 2000, or 39.1% of revenues, as compared to $2.8 million, or 7.8% of revenues, for the three months ended June 30, 1999. As a result of incremental costs, the restructuring of the IBM agreements and the related reduction in product revenue, SG&A expenses as a percentage of total revenue are higher in the current quarter than in the prior years quarter. SG&A expenses increased as a result of costs incurred to support the higher transaction volumes under both new and existing contracts, incremental investments in resources and technology to support our continued growth and public company costs. In the future, while we anticipate that we will continue to incur incremental costs as we make further SG&A investments in our sales, marketing, and technology areas to support our growth strategies and as a result of operating as a stand-alone public company, we are targeting our SG&A, as a percent of sales, to decrease as we increase our service fee revenue.

    Interest (Income) Expense, Net. Interest income was $0.3 million for the three months ended June 30, 2000 as compared to interest expense of $0.3 million for the three months ended June 30, 1999. Interest income was earned for the three months ended June 30, 2000 at a weighted average interest rate of 6.13%. The weighted average interest rate charged for the three months ended June 30, 1999 was 6.11%. In December 1999, we used a portion of the funds from the Offering to repay our intercompany payable balance to Daisytek and purchase certain assets from Daisytek. The remaining available cash will be used for future capital expenditures, general working capital needs and possible acquisitions. To the extent that we have excess cash available, we expect to generate interest income in future periods.

    Income Taxes. Our income tax provision as a percentage of pre-tax loss was 25.9% for the three months ended June 30, 2000 as compared to and income benefit of 39.4% for the three months ended June 30, 1999. Although we had a pre-tax loss for the three months ended June 30, 2000, we recorded an income tax provision associated with a pre-tax income from our Canadian operations. For the three months ended June 30, 2000 certain deferred tax assets were realized, which offset the taxes associated with our pre-tax income generated in the U.S. Because of our limited operating history in Europe, it is uncertain whether it is "more likely than not" that we will be able to utilize our European losses in future periods and therefore we did not record an income tax benefit for those pre-tax losses. To the extent we have future losses in Europe, it will continue to negatively impact our income tax provision. Additionally, since we will cease to be included in Daisytek's consolidated return due to the completion of the spin-off and we have not established a sufficient history of earnings, on a stand-alone basis, a valuation allowance has been provided for the remaining net deferred income tax asset as of June 30, 2000. For the three months ended June 30, 1999, the income tax percentage is impacted by the differences between our U.S. and foreign subsidiaries, which are taxed at different rates.

LIQUIDITY AND CAPITAL RESOURCES

     As a subsidiary of Daisytek, we have historically funded our business through intercompany borrowings from Daisytek. As a result of the Offering, we repaid such intercompany borrowings. Since Daisytek is prohibited from advancing funds to us, except in the normal course of business, in order to provide additional financing flexibility in the future above the over $22 million current cash position, we plan to seek our own credit facility. Working capital decreased to $27.6 million at June 30, 2000 from $28.0 million at March 31, 2000. We currently believe that the remaining net proceeds from the Offering and funds generated from operations will satisfy our working capital and capital expenditure requirements for the next twelve months.

     Net cash used in financing activities was $0.1 million for the three months ended June 30, 2000, representing payments on our capital lease obligations. Net cash provided by financing activities was $8.5 million for the three months ended June 30, 1999. For the three months ended June 30, 1999, cash provided by Daisytek was used to fund the incremental financing of one of our client's inventory, our capital expenditures and working capital requirements.

     Cash flows used in operating activities totaled $2.9 million and $4.4 million during the three months ended June 30, 2000 and 1999, respectively. For the three months ended June 30, 2000, the net cash used in operating activities primarily reflected a reduction in accounts payable and accrued expenses of $1.5 million and an increase in prepaid expenses and accounts receivable of $2.7 million. For the three months ended June 30, 1999, the net cash used in operating activities were primarily related to the IBM contracts and reflected a decrease in inventory of $5.3 million, an increase in accounts receivable of $.6 million, and a decrease in accounts payable and accrued expenses of $9.3 million.

     Cash provided by investing activities was $.3 million for the three months ended June 30, 2000 as compared to cash used of $2.2 million for the three months ended June 30, 1999. During the three months ended June 30, 2000, our capital expenditures of $1.4 million for property and equipment were more than offset by a reduction of third-party financed inventory. Subsequent to June 30, 2000, this client fully repaid the remaining $1.7 million balance. Cash used in investing activities for the three months ended June 30, 1999 was primarily as a result of an increase in third-part financed inventory. Capital expenditures have historically consisted primarily of additions to upgrade our management information systems, including our Internet-based customer tools, other methods of e-commerce and general expansion of our facilities, both domestic and foreign. We expect to incur significant capital expenditures in order to support new contracts and anticipated future growth opportunities. We anticipate that our total investment in upgrades and additions to facilities and information technology services for fiscal year 2001 will be approximately $7 to $10 million. Some of these expenditures may be financed through operating or capital leases.

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

     Currently, the Company believes that it is operating with and incurring costs applicable to excess capacity in both its North American and European operations. The Company estimates that it will require approximately $15 million of quarterly service fee revenue to more fully utilize its capacity, cover existing operating costs and future incremental stand-alone public company costs and reach profitability. Based on current sales and contract implementation cycles, the Company is targeting that profitability will be achieved in the middle of calendar year 2001. No assurance can be given that the Company can achieve such service fee revenue levels, or that, if achieved, the Company will be profitable in any particular fiscal period.

SEASONALITY

     The seasonality of our business is dependent upon the seasonality of our clients' business and their sale of their products. Accordingly, our management must rely upon the projections of our clients in assessing quarterly variability. We believe that with our current client mix, our business activity will be more significant in the quarter ended December 31.

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

    During 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." SAB No. 101 requires that revenue generally is realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured. SAB No. 101 is effective for the Company's fourth quarter ending March 31, 2001. The Company is currently evaluating the provisions of SAB No. 101 and its effect, if any, on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The carrying value of the Company's financial instruments, which include cash and cash equivalents and a capital lease obligation, approximate their fair values based on current market prices and rates.

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

PART II.      OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

    a)   Exhibits:

          EXHIBIT
            NO.             DESCRIPTION OF EXHIBITS
          -------           -----------------------
           3.1*             Amended and Restated Certificate of Incorporation

           3.2*             Amended and Restated Bylaws

          10.1** Form of Change in Control Severance Agreement between the Company and its executive officers

          10.2*** Rights Agreement dated as of June 8, 2000 between the Company and ChaseMellon Shareholder Services,
                            LLC, which includes the Certificate of Designation in respect of the Series A Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit
                            B, and the Summary of Rights to Purchase Series A
                            Preferred Stock as Exhibit C

          27.1**            Financial Data Schedule for the three months ended
                            June 30, 2000

-----------------
* Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

**   Filed herewith.

*** Incorporated by reference from Exhibit 4 to the Company's Report on Form 8-K dated June 14, 2000.

    b)   Reports on Form 8-K:

             Form 8-K filed on June 14, 2000 reporting Item 5, the Company's Board of Directors declared a dividend of one preferred share purchase right on each outstanding share of common stock to shareholders of record on July 6, 2000 and reporting Item 5, the Company's press release dated June 8, 2000, announcing the separation of PFSweb, Inc. from Daisytek International Corporation by means of a tax-free dividend of Daisytek's remaining 80.1% ownership of PFSweb, Inc.

             Form 8-K filed on July 12, 2000 reporting Item I, change in control of registrant, the Company's press release announced the dividend by Daisytek International Corporation of its remaining 80.1% ownership of PFSweb, Inc. to the holders of record of Daisytek common stock and referencing further information regarding the spin-off contained in the Daisytek Information Statement dated June 20, 2000 (filed as Exhibit 99 to Form 8-K filed by Daisytek on June 22, 2000).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 14, 2000


                                         PFSweb, Inc.

                                         By:  /s/ Thomas J. Madden
                                              ----------------------------
                                              Thomas J. Madden
                                              Chief Financial Officer,
                                              Chief Accounting Officer,
                                              Executive Vice President

                                INDEX TO EXHIBITS

  EXHIBIT
    NO.                            DESCRIPTION OF EXHIBITS
  -------                          -----------------------
    3.1*            Amended and Restated Certificate of Incorporation

    3.2*            Amended and Restated Bylaws

   10.1**           Form of Change in Control Severance Agreement between the
                    Company and its executive officers

   10.2***          Rights Agreement dated as of June 8, 2000 between the
                    Company and ChaseMellon Shareholder Services, LLC, which includes the Certificate of Designation in respect of the Series A Preferred Stock as Exhibit A, the form of Rights
                    Certificate as Exhibit B, and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C

    27.1**          Financial Data Schedule for the three months ended June 30,
                    2000

---------------
* Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

**   Filed herewith.

*** Incorporated by reference from Exhibit 4 to the Company's Report on Form 8-K dated June 14, 2000.