Form 10-Q
period 2000-09-30
PFSWEB INC
filed 2000-11-14
CIK 1095315

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



        [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2000

                                       OR

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from _______ to _______

                        Commission File Number 000-28275

                                  PFSWEB, INC.
                                  ------------
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                    75-2837058
        -------------------------------              ---------------------------
            (State of Incorporation)                 (I.R.S. Employer I.D. No.)

 500 NORTH CENTRAL EXPRESSWAY, PLANO, TEXAS                    75074
-------------------------------------------          --------------------------
  (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (972) 881-2900
                                                     -------------------

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

At November 3, 2000 there were 17,870,000 shares of registrant's common stock outstanding.

                          PFSWEB, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                               SEPTEMBER 30, 2000

                                      INDEX


PART I.     FINANCIAL INFORMATION                                                                     PAGE
                                                                                                     NUMBER
                                                                                                     -------
      Item 1.     Financial Statements:
                      Condensed Consolidated Balance Sheets as of September 30, 2000
                           (unaudited) and March 31, 2000..........................................     3

                      Unaudited Interim Condensed Consolidated Statements of Operations for the
                           Three and Six Months Ended September 30, 2000 and 1999..................     4

                      Unaudited Interim Condensed Consolidated Statements of Cash Flows for the
                           Six Months Ended September 30, 2000 and 1999............................     5

                      Notes to Unaudited Interim Condensed Consolidated Financial Statements.......     6

      Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .........................................    10


PART II.    OTHER INFORMATION

      Item 4.     Submission of Matters to a Vote of Security Holders..............................    18

      Item 6.     Exhibits and Reports on Form 8-K ................................................    18


SIGNATURES            .............................................................................    19

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          PFSWEB, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                     ASSETS

                                                                                      September 30,      March 31,
                                                                                          2000             2000
                                                                                      ------------     ------------
                                                                                      (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents ....................................................    $     22,218     $     24,896
    Accounts receivable, net of allowance for doubtful accounts of
        $2,573 and $690 at September 30, 2000 and March 31, 2000, respectively ...          10,811            8,892
    Other receivables ............................................................              --            3,482
    Prepaid expenses and other current assets ....................................           2,660            1,052
                                                                                      ------------     ------------
                  Total current assets ...........................................          35,689           38,322
                                                                                      ------------     ------------

NET PROPERTY AND EQUIPMENT .......................................................          20,630           21,555

OTHER ASSETS .....................................................................             138              528
                                                                                      ------------     ------------

                  Total assets ...................................................    $     56,457     $     60,405
                                                                                      ============     ============

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt ............................................    $        287     $        274
    Trade accounts payable .......................................................           6,787            6,277
    Accrued expenses .............................................................           5,262            3,525
    Payable to Daisytek ..........................................................              --              272
                                                                                      ------------     ------------
                  Total current liabilities ......................................          12,336           10,348
                                                                                      ------------     ------------

CAPITAL LEASE OBLIGATIONS, less current portion ..................................           2,257            2,407

DEFERRED CREDIT ..................................................................           1,000               --

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and
        outstanding ..............................................................              --               --
    Common stock, $0.001 par value; 40,000,000 shares authorized;
        17,870,000 shares issued and outstanding .................................              18               18
    Additional paid-in capital ...................................................          50,711           50,673
    Retained deficit .............................................................          (9,539)          (2,836)
    Accumulated other comprehensive loss .........................................            (326)            (205)
                                                                                      ------------     ------------
                  Total shareholders' equity .....................................          40,864           47,650
                                                                                      ------------     ------------

                  Total liabilities and shareholders' equity .....................    $     56,457     $     60,405
                                                                                      ============     ============


     The accompanying notes are an integral part of these unaudited interim condensed consolidated statements.

                          PFSWEB, INC. AND SUBSIDIARIES

        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                         SEPTEMBER  30,                      SEPTEMBER  30,
                                                                -------------------------------     --------------------------------


                                                                     2000             1999               2000               1999
                                                                -------------     -------------     -------------     -------------
REVENUES:
    Product revenue ........................................    $          --     $      23,158     $          --     $      55,778
    Service fee revenue ....................................           12,563             3,813            25,933             7,004
                                                                -------------     -------------     -------------     -------------
        Total revenues .....................................           12,563            26,971            25,933            62,782
                                                                -------------     -------------     -------------     -------------

COSTS OF REVENUES:
    Cost of product revenue ................................               --            21,846                --            52,639
    Cost of service fee revenue (including $711 of net costs
           from certain terminated contracts) ..............           10,169             2,667            18,814             4,898
                                                                -------------     -------------     -------------     -------------
        Total costs of revenues ............................           10,169            24,513            18,814            57,537
                                                                -------------     -------------     -------------     -------------
        Gross profit .......................................            2,394             2,458             7,119             5,245

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...............            7,358             3,083            12,588             5,871
OTHER ......................................................            1,800                --             1,800                --
                                                                -------------     -------------     -------------     -------------
        Loss from operations ...............................           (6,764)             (625)           (7,269)             (626)

INTEREST EXPENSE (INCOME), net .............................             (316)              324              (632)              650
                                                                -------------     -------------     -------------     -------------
        Loss before income taxes ...........................           (6,448)             (949)           (6,637)           (1,276)

PROVISION (BENEFIT) FOR INCOME TAXES .......................               17              (374)               66              (503)
                                                                -------------     -------------     -------------     -------------

NET LOSS ...................................................    $      (6,465)    $        (575)    $      (6,703)    $        (773)
                                                                =============     =============     =============     =============

NET LOSS PER SHARE:
     Basic and diluted .....................................    $       (0.36)    $       (0.04)    $       (0.38)    $       (0.05)
                                                                =============     =============     =============     =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
     Basic and diluted .....................................           17,870            14,305            17,870            14,305
                                                                =============     =============     =============     =============








     The accompanying notes are an integral part of these unaudited interim condensed consolidated statements.

                          PFSWEB, INC. AND SUBSIDIARIES

        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                           Six Months Ended
                                                                                              September 30,
                                                                                     -----------------------------
                                                                                         2000             1999
                                                                                     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ....................................................................    $     (6,703)    $       (773)
    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
       Depreciation and amortization ............................................           3,550              634
       Non-cash compensation expense ............................................              37               --
       Provision for doubtful accounts ..........................................           2,448              147
       Deferred income tax provision ............................................              --               71
       Changes in operating assets and liabilities:
           Accounts receivables .................................................          (4,261)          16,022
           Inventories, net .....................................................              --           29,864
           Prepaid expenses and other current assets ............................          (1,257)            (413)
           Accounts payable, accrued expenses and other liabilities .............           2,985          (31,547)
                                                                                     ------------     ------------
                Net cash provided by (used in) operating activities .............          (3,201)          14,005
                                                                                     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment .........................................          (2,626)          (6,232)
    Decrease (increase) in other assets .........................................           3,417             (344)
                                                                                     ------------     ------------
                Net cash provided by (used in) investing activities .............             791           (6,576)
                                                                                     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease in long-term debt ..................................................            (137)              --
    Decrease in payable to Daisytek, net ........................................              --           (6,710)
                                                                                     ------------     ------------
                Net cash used in financing activities ...........................            (137)          (6,710)
                                                                                     ------------     ------------
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS ...........................            (131)             (59)
                                                                                     ------------     ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ............................          (2,678)             660
CASH AND CASH EQUIVALENTS, beginning of period ..................................          24,896              587
                                                                                     ------------     ------------
CASH AND CASH EQUIVALENTS, end of period ........................................    $     22,218     $      1,247
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

                          PFSWEB, INC. AND SUBSIDIARIES
                NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS





1.   OVERVIEW AND BASIS OF PRESENTATION:

     In June 1999, Daisytek International Corporation ("Daisytek") created a separate wholly-owned subsidiary named PFSweb, Inc. (the "Company" or "PFSweb"), a Delaware corporation, to become a holding company for certain of Daisytek's wholly-owned subsidiaries ("PFS") in contemplation of an initial public offering (the "Offering") of PFSweb. Daisytek contributed $20,000 for 14,305,000 shares of common stock of PFSweb. In December 1999, PFSweb sold 3,565,000 shares of common stock at a price of $17 per share. Prior to the Offering, the financial position, results of operations and cashflows of PFS were referred to as the combined financial statements of PFSweb. Subsequent to the Offering and for all periods presented herein, the financial position, results of operations and cash flows of the Company are referred to as the consolidated financial statements of PFSweb, Inc. and subsidiaries.

     PFSweb is an international outsourcing provider of integrated business infrastructure solutions to major brand name companies seeking to maximize their supply chain efficiencies and to extend their e-commerce initiatives in the United States, Canada, and Europe. The company offers such services as professional consulting, e-marketplace logistics, order management, web-enabled customer contact centers, customer lifecycle management, billing and collection services, information management, and international distribution services.

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

     The unaudited interim condensed consolidated financial statements as of September 30, 2000, and for the three and six months ended September 30, 2000 and 1999, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. For all periods presented, certain expenses reflected in the unaudited interim condensed consolidated financial statements include an allocation of certain Daisytek corporate expenses and infrastructure costs. Management believes that the methods used to allocate expenses are reasonable, although the cost of services could be higher if obtained from other sources. In addition, certain service fee revenue and cost of service fee revenue have been reflected by PFSweb for services subcontracted to PFSweb by Daisytek. The service fee revenue, cost of service fee revenue and allocated expenses have been reflected on bases that Daisytek and PFSweb consider to be a reasonable reflection of the services provided and revenue earned by PFSweb and the utilization of services provided by Daisytek and the benefit received by PFSweb. The financial information included herein may not reflect the consolidated financial position, operating results, and cash flows of PFSweb in the future or what it would have been had PFSweb been a separate, stand-alone entity during the periods presented.

     In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of September 30, 2000, its results of operations for the three and six months ended September 30, 2000 and 1999 and its

                          PFSWEB, INC. AND SUBSIDIARIES
                NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)


results of cash flows for the six months ended September 30, 2000 and 1999. Results of the Company's operations for interim periods may not be indicative of results for the full fiscal year.

Certain prior period data has been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income, shareholders' equity or cash flows.


2.   COMPREHENSIVE LOSS (IN THOUSANDS):


                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                     -----------------------------     -----------------------------
                                         2000             1999            2000              1999
                                     ------------     ------------     ------------     ------------

Net loss ........................    $     (6,465)    $       (575)    $     (6,703)    $       (773)
Comprehensive income adjustments:
     Foreign currency translation
        adjustment ..............             (14)              11             (121)             (46)
                                     ------------     ------------     ------------     ------------
Comprehensive loss ..............    $     (6,479)    $       (564)    $     (6,824)    $       (819)
                                     ============     ============     ============     ============


3.   NET LOSS PER COMMON SHARE AND COMMON SHARE EQUIVALENT:

     Basic and diluted net loss per common share attributable to PFSweb common stock were determined based on dividing the loss available to common stockholders by the weighted average number of common shares outstanding. For purposes of this calculation, the 14,305,000 shares of PFSweb issued prior to the Offering were treated as outstanding for the periods presented prior to the Offering. There were no potentially dilutive securities outstanding during the period presented prior to the Offering. During the three and six months ended September 30, 2000, outstanding options to purchase common shares were anti-dilutive and have been excluded from the weighted average share computation.

4.   TRANSACTIONS WITH DAISYTEK:

     Until October 25, 2000, and for all periods presented prior to that date, two of the Company's executive officers served as directors of Daisytek.

     The Company's costs and expenses include allocations from Daisytek for certain general administrative services including information technology, financial, treasury, legal, insurance and other corporate functions as well as certain costs of operations including facility charges. These allocations have been estimated on bases that Daisytek and the Company consider to be a reasonable reflection of the utilization of services provided or the benefit received by the Company. The methods used for allocation of expenses from Daisytek were either (i) percentage of: revenue, shipped orders, or number of employees or (ii) management's best estimate. However, these allocations of costs and expenses do not necessarily indicate the costs and expenses that would have been or will be incurred by the Company on a stand-alone basis. Management estimates that incremental selling, general and administrative expenses associated with PFSweb operating as a stand-alone publicly traded company, including executive management, overhead and public company costs, insurance and risk management costs, and other costs would have been approximately $0.2 million for the three and six months ended September 30, 2000 and $0.5 million and $1.0 million for the three and six months ended September 30, 1999, respectively.

     The Company's product revenue from sales to Daisytek was zero for the three and six months ended September 30, 2000, and $3.1 million and $7.2 million for the three and six months ended September 30, 1999, respectively.

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

     Service fee revenues charged to Daisytek under (i) the new IBM contracts, entered into during the quarter ended September 30, 1999, (ii) terms of the transaction management services agreement with Daisytek and (iii) for certain subcontracted services, were $6.9 million and $14.4 million for the three and six months ended September 30, 2000, respectively. Service fee revenues applicable to the subcontracted services were $0.2 million and $0.4 million for the three and six months ended September 30, 1999.

5.   COSTS FROM CERTAIN TERMINATED CONTRACTS

     Included in cost of service fee revenue are costs from certain terminated contracts, net of termination fees to be collected by the Company. Costs that resulted from the contract terminations primarily include employee severance costs, asset impairments from fixed assets which were specific to terminated contracts and have no further value to PFSweb, and certain unbillable or uncollectible amounts receivables from, and liabilities applicable to, clients who have terminated contracts.

6.   OTHER EXPENSE

     Other expense represents a foreign currency transaction loss as a result of the recent devaluation in the Euro.

7.   DEFERRED CREDIT

     The deferred credit included in the accompanying financial statements represents the long-term portion of a governmental grant received by the Company related to investments in fixed assets made in its Belgium operation. The total grant of approximately $1.4 million has been deferred and will be recognized as a reduction to depreciation expense over the same period over which the costs of the related fixed assets will be depreciated. The current unrecognized portion of the grant is included in accrued expenses. The grant was earned by the company upon the achievement of certain minimum capital expenditure requirements. However, the Company could be required to refund some or all of the grant if a certain minimum workforce is not maintained through December 2004. The Company's management believes that the likelihood of a refund of this grant is remote.

8.   STOCK OPTIONS

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

     In addition to the stock options discussed above, during the three months ended September 30, 2000, stock options to purchase 1,210,700 shares of common stock, with a weighted average exercise price of $1.97, were issued to PFSweb officers, directors and employees.

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

o    trends in government regulation; and

o our relationship with and separation from Daisytek, our former parent corporation.

     In addition, some forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future. There may be additional risks that we do not currently view as material or that are not presently known.

OVERVIEW

     PFSweb is an international outsourcing provider of integrated business infrastructure solutions to major brand name companies seeking to maximize their supply chain efficiencies and to extend their e-commerce initiatives. We derive our revenues from a broad range of services, including professional consulting, e-marketplace logistics, order management, web-enabled customer contact centers, customer lifecycle management, billing and collection services, payment processing and fraud protection, data mining, and international distribution services. We offer our services as an integrated solution, which enables our clients to outsource their complete infrastructure needs to a single source and to focus on their core competencies. Our distribution services are conducted at our warehouses and include real-time inventory management and customized picking, packing and shipping of our clients' customer orders. We currently provide infrastructure and distribution solutions to over 30 clients that operate in a range of vertical markets, including apparel, computer products, printers, cosmetics, fragile goods, and consumer electronics, among others.

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

    Our expenses are comprised of:

          o on an historical basis prior to September 30, 1999, cost of product revenue, which consisted of the purchase price of product sold and net freight costs;

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

ADJUSTED FINANCIAL PRESENTATION

    We believe our historical financial statements for the three and six months ended September 30, 1999 may not provide a meaningful comparison to our current and future financial statements for the reasons described below.

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

    As a result of the restructuring of the IBM agreements, our historical financial statements for the three and six months ended September 30, 1999 may not provide a meaningful comparison to our current and future financial statements. This is because, as a master distributor under our prior agreements, we recorded revenue as product revenue as we sold the product to IBM customers. Similarly, our gross profit was based upon the difference between our revenue from product sales and the cost of purchasing the product from IBM. Currently, however, our revenue under the new IBM agreements is service fee revenue that is payable by Daisytek and is based upon a variable percentage of Daisytek's gross profit arising from its IBM product sales.

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

    We have set forth below an adjusted presentation of our total current and historical revenue and cost of revenue. This presentation shows, retroactively, what our service fee revenue and cost of service fee revenue for the three and six months ended September 30, 1999, would have been if (i) our modified agreement with IBM and our new agreement with Daisytek had been in effect for this period, and (ii) our acquisition of the assets and liabilities that Daisytek transferred to us upon completion the IPO had occurred as of the beginning of the three and six months ended September 30, 1999. This presentation also shows what our results of operations over the three and six months ended September 30, 2000 would have been excluding approximately $0.5 million of previously deferred revenue associated with terminated contracts and approximately $1.8 million of incremental costs primarily related to net costs of certain terminated contracts which we do not believe will be incurred in future periods. The incremental costs, net of termination fees to be collected by the Company, include (i) previously deferred costs associated with terminated contracts, (ii) costs that resulted from the contract terminations such as employee severance costs and asset impairments from fixed assets which were specific to terminated contracts and have no further value to PFSweb, (iii) costs related to certain unbillable or uncollectible amounts receivable from, and liabilities applicable to, clients who have terminated contracts and (iv) other incremental costs incurred during the three months ended September 30, 2000, related to the terminated contracts.


                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                SEPTEMBER  30,                 SEPTEMBER 30,
                                        ---------------------------     ---------------------------
                                           2000             1999           2000             1999
                                        -----------     -----------     -----------     -----------
                                               (IN THOUSANDS)                  (IN THOUSANDS)
                                                (UNAUDITED)                     (UNAUDITED)

Service fee revenue ................    $    12,073     $     9,831     $    25,443     $    19,081
Cost of service fee revenue ........          8,335           6,280          16,980          12,107
Service fee gross profit ...........          3,738           3,551           8,463           6,974
Service fee gross profit margin ....           31.0%           36.1%           33.3%           36.5%

    Based on this presentation, our largest clients for the three months ended September 30, 2000 were Daisytek (42.2%) and IBM (14.2%), and our largest clients for the three months ended September 30, 1999 would have been Daisytek (55.7%) and IBM (18.2%). Based on this presentation, our largest clients for the six months ended September 30, 2000 were Daisytek (42.6%) and IBM (13.8%), and our largest clients for the six months ended September 30, 1999 would have been Daisytek (52.2%) and IBM (13.4%). In calculating these percentages, we have considered IBM as our client under our new IBM agreements even though the service fees arising under these agreements are paid by Daisytek.

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

    RESULTS OF OPERATIONS


                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                              SEPTEMBER  30,                    SEPTEMBER 30,
                                                        --------------------------      --------------------------
                                                           2000            1999            2000             1999
                                                        ----------      ----------      ----------      ----------
Product revenue ....................................           0.0%           85.9%            0.0%           88.8%
Service fee revenue ................................         100.0            14.1           100.0            11.2
                                                        ----------      ----------      ----------      ----------
       Total revenues ..............................         100.0           100.0           100.0           100.0
Cost of product revenue (as % of product revenue) ..           0.0            94.3             0.0            94.4
Cost of service fee revenue (as % of service fee
    revenue) .......................................          80.9            69.9            72.5            69.9
                                                        ----------      ----------      ----------      ----------
       Total costs of revenues .....................          80.9            90.9            72.5            91.6
                                                        ----------      ----------      ----------      ----------
Gross profit .......................................          19.1             9.1            27.5             8.4
Selling, general and administrative expenses .......          58.6            11.4            48.6             9.4
Other ..............................................          14.3              --             6.9              --
                                                        ----------      ----------      ----------      ----------
Loss from operations ...............................         (53.8)           (2.3)          (28.0)           (1.0)
Interest (income) expense, net .....................          (2.4)            1.2            (2.4)            1.0
                                                        ----------      ----------      ----------      ----------
Loss before income taxes ...........................         (51.4)           (3.5)          (25.6)           (2.0)
Provision (benefit) for income taxes ...............           0.1            (1.4)            0.2            (0.8)
                                                        ----------      ----------      ----------      ----------
Net loss ...........................................         (51.5)%          (2.1)%         (25.8)%          (1.2)%
                                                        ==========      ==========      ==========      ==========


RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

    We believe our historical financial statements for the three and six months ended September 30, 1999 may not provide a meaningful comparison to our current and future financial statements for the reasons described above.

    Product Revenue. Product revenue was zero for the three and six months ended September 30, 2000. Product revenue was $23.2 and $55.8 million for the three and six months ended September 30, 1999. As stated above, during the quarter ended September 30, 1999, we, Daisytek and IBM entered into new agreements applicable to all of our IBM relationships. As a result of these agreements, the activities performed under these contracts since that date were accounted for as service fee revenue as opposed to product revenue. In future periods, we do not expect to have any product revenue.

    Service Fee Revenue. Service fee revenue was $12.6 million for the three months ended September 30, 2000, as compared to $3.8 million during the three months ended September 30, 1999, an increase of $8.8 million or 229.5%. Service fee revenue was $25.9 million for the six months ended September 30, 2000, as compared to $7.0 million during the six months ended September 30, 1999, an increase of $18.9 million or 270.3%. The increases in service fee revenues over prior periods were due to the further expansion of existing contracts, the restructuring of all the IBM contracts, and new service contract relationships, including our new transaction management services agreement with Daisytek which commenced on the completion of the Offering in December 1999. Service fee revenue from existing contracts increased $1.5 million and new service contract relationships added $6.8 million for the three months ended September 30, 2000. Service fee revenue from existing contracts increased $0.9 million and new service contract relationships added $17.5 million for the six months ended September 30, 2000. Service fee revenue for the three and six months ended September 30, 2000, also includes approximately $0.5 million of previously deferred revenue associated with terminated contracts. For the three and six months ended September 30, 2000, service fee revenue totaling $6.9 million and $14.4 million, respectively, included fees earned from Daisytek under our new transaction management services agreement, effective as of the Offering, our new IBM contracts that, prior to the September 1999 quarter, would have been reported as product revenue, and for certain subcontracted services. As a result of certain contract terminations with annualized service fee revenues of approximately $7 to $10 million and a longer implementation cycle associated with new larger contracts, service fee revenue performance is expected to be generally flat or declining for the next few quarters.

    Cost of Product Revenue. Cost of product revenue was zero for the three and six months ended September 30, 2000. Cost of product revenue as a percent of product revenue was 94.3% and 94.4% during the three and six months ended September 30, 1999, respectively. The resulting gross profit margin was 5.7% and 5.6% during the three and six months ended September 30, 1999, respectively. As a result of the new IBM arrangements, we do not expect to incur any cost of product revenue in future periods.

    Cost of Service Fee Revenue. Cost of service fee revenue was $10.2 million for the three months ended September 30, 2000, as compared to $2.7 million during the three months ended September 30, 1999, an increase of $7.5 million or 281.3%. The resulting service fee gross profit margin was 19.1% during the three months ended September 30, 2000, and 30.1% during the three months ended September 30, 1999. Cost of service fee revenue was $18.8 million for the six months ended September 30, 2000, as compared to $4.9 million during the six months ended September 30, 1999, an increase of $13.9 million or 284.1%. The resulting service fee gross profit margin was 27.5% during the six months ended September 30, 2000, and 30.1% during the six months ended September 30, 1999. During both the three and six months ended September 30, 2000, cost of service fee revenue increased related to a large number of new service contract relationships. In addition, cost of service fee revenue for the three and six months ended September 30, 2000 increased over prior quarters due to approximately $0.5 million of previously deferred costs associated with terminated contracts, $0.7 million of costs primarily related to net costs of certain contract terminations, other incremental costs related to the terminated contract, and certain infrastructure costs that, due to late notification of reduced volume expectations by certain clients, we were unable to reduce.

    Gross Profit. Gross profit was $2.4 million, or 19.1% of revenues, for the three months ended September 30, 2000, as compared to $2.5 million, or 9.1% of revenues, for the three months ended September 30, 1999. Gross profit was $7.1 million, or 27.5% of revenues, for the six months ended September 30, 2000, as compared to $5.2 million, or 8.4% of revenues, for the six months ended September 30, 1999. The changes in total gross profit, for the three and six month comparable periods, resulted primarily from the further expansion of existing contracts and new service contract relationships, including our new transaction management services agreement with Daisytek, which commenced on the completion of the Offering in December 1999, being offset by incremental costs primarily related to net costs of certain terminated contracts. The increases in gross profit as a percentage of revenues resulted from the restructuring of all of the IBM contracts into service fee contracts, which typically have a higher gross profit margin as a percent of revenue as compared to the gross profit margin as a percent of revenue earned under the IBM master distributor agreements. In the Adjusted Financial Presentation data above for the three and six months ending September 30, 2000, we have provided an adjusted presentation of our gross profit margin excluding deferred revenue and incremental costs primarily related to net costs of certain terminated contracts. We have also provided, retroactively, what our service fee gross profit margin would have been for the three and six months ended September 30, 1999, considering the impact of our modified agreement with IBM and our new agreement with Daisytek and our acquisition of the assets and liabilities which Daisytek transferred to us upon completion of the Offering.

    Selling, General and Administrative and Other Expenses. SG&A expenses were $7.4 million for the three months ended September 30, 2000, or 58.6% of revenues, as compared to $3.1 million, or 11.4% of revenues, for the three months ended September 30, 1999. SG&A expenses were $12.6 million for the six months ended September 30, 2000, or 48.6% of revenues, as compared to $5.9 million, or 9.4% of revenues, for the six months ended September 30, 1999. Primarily, as a result of the restructuring of the IBM agreements and the related reduction in product revenue, SG&A expenses as a percentage of total revenue are higher for the three and six month comparable periods. SG&A expenses increased as a result of costs incurred to support the higher transaction volumes under both new and existing contracts, incremental investments in resources and technology to support our continued growth, public company costs and incremental costs attributable to client disputed items. In the future, while we anticipate that we will continue to incur incremental costs as we make further SG&A investments in our sales, marketing, and technology areas to support our growth strategies, we are targeting our SG&A, as a percent of sales, to decrease as we increase our service fee revenue. For the three and six months ended September 30, 2000, we also incurred other costs of $1.8 million related to a foreign currency transaction loss as a result of the recent devaluation in the Euro.

    Interest (Income) Expense, Net. Interest income was $0.3 million for the three months ended September 30, 2000 as compared to interest expense of $0.3 million for the three months ended September 30, 1999.

Interest income was earned for the three months ended September 30, 2000 at a weighted average interest rate of 6.5%. The weighted average interest rate charged for the three months ended September 30, 1999 was 6.5%. Interest income was $0.6 million for the six months ended September 30, 2000 as compared to interest expense of $0.6 million for the six months ended September 30, 1999. Interest income was earned for the six months ended September 30, 2000 at a weighted average interest rate of 6.3%. The weighted average interest rate charged for the six months ended September 30, 1999 was 6.3%. In December 1999, we used a portion of the funds from the Offering to repay our intercompany payable balance to Daisytek and purchase certain assets from Daisytek. The remaining available cash will be used for future capital expenditures, general working capital needs and possible acquisitions. To the extent that we have excess cash available, we expect to generate interest income in future periods.

     Income Taxes. Our income tax provision as a percentage of pre-tax loss was 0.3% for the three months ended September 30, 2000 as compared to an income tax benefit of 39.4% for the three months ended September 30, 1999. Our income tax provision as a percentage of pre-tax loss was 1.0% for the six months ended September 30, 2000 as compared to and income benefit of 39.4% for the six months ended September 30, 1999. Although we had a pre-tax loss for the three and six months ended September 30, 2000, we recorded an income tax provision associated with a pre-tax income from our Canadian operations. Because of our limited operating history in Europe, it is uncertain whether it is "more likely than not" that we will be able to utilize our European losses in future periods and therefore we did not record an income tax benefit for those pre-tax losses. To the extent we have future losses in Europe, it will continue to negatively impact our income tax provision. Additionally, since we ceased to be included in Daisytek's consolidated return due to the completion of the spin-off and we have not established a sufficient history of earnings, on a stand-alone basis, a valuation allowance has been provided for the remaining net deferred income tax asset as of September 30, 2000. For the three and six months ended September 30, 1999, the income tax percentage is impacted by the differences between our U.S. and foreign subsidiaries, which are taxed at different rates.

LIQUIDITY AND CAPITAL RESOURCES

     As a subsidiary of Daisytek, we have historically funded our business through intercompany borrowings from Daisytek. As a result of the Offering, we repaid such intercompany borrowings. Since Daisytek is prohibited from advancing funds to us, except in the normal course of business, in order to provide additional financing flexibility in the future above the over $22 million current cash position, we plan to seek our own credit facility. Working capital decreased to $23.4 million at September 30, 2000 from $28.0 million at March 31, 2000 as a result of funding operations and capital expenditures. We currently believe that the remaining net proceeds from the Offering and funds generated from operations will satisfy our working capital and capital expenditure requirements for the next twelve months.

     Net cash used in financing activities was $0.1 million for the six months ended September 30, 2000, representing payments on our capital lease obligations. Net cash used in financing activities was $6.7 million for the six months ended September 30, 1999. This usage relates to the reduction in the intercompany payable arising primarily from the transfer of the IBM related working capital assets from us to Daisytek in conjunction with the new IBM agreements, which was partially offset by capital expenditures and incremental financing of one of our client's inventory.

     Cash flows used in operating activities totaled $3.2 million during the six months ended September 30, 2000. For the six months ended September 30, 2000, the net cash used in operating activities primarily reflected increases in prepaid expenses and accounts receivables partially offset by increases in accounts payable and accrued expenses. Cash flows provided by operating activities totaled $14.0 million during the six months ended September 30, 1999. For the six months ended September 30, 1999, the net cash provided by operating activities primarily reflected a reduction in accounts payable and accrued expenses of $31.5 million, accounts receivable of $16.0 million and inventory of $29.9 million. These reductions primarily related to the transfer of the IBM related working capital assets from us to Daisytek in conjunction with the new IBM agreements.

     Cash provided by investing activities was $0.8 million for the six months ended September 30, 2000 as compared to cash used of $6.6 million for the six months ended September 30, 1999. During the six months ended September 30, 2000, our capital expenditures of $2.6 million for property and equipment were more than offset by a $3.4 million reduction of third-party financed inventory. Cash used in investing activities for the six months ended September 30, 1999 was primarily related to the $6.2 million of capital expenditures. Capital expenditures have historically consisted primarily of additions to upgrade our management information systems, including our Internet-based customer tools, other methods of e-commerce and general expansion of our facilities, both domestic and foreign. We expect to incur significant capital expenditures in order to support new contracts and anticipated future growth opportunities. We anticipate that our total investment in upgrades and additions to facilities and information technology services for fiscal year 2001 will be approximately $7 to $10 million. Some of these expenditures may be financed through operating or capital leases.

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

     Currently, the Company believes that it is operating with and incurring costs applicable to excess capacity in both its North American and European operations. The Company estimates that it will require approximately $15 million of quarterly service fee revenue to more fully utilize its capacity, cover existing operating costs and incremental stand-alone public company costs and reach profitability. Based on current sales and contract implementation cycles, the Company is targeting that profitability will be achieved in the last half of calendar year 2001. No assurance can be given that the Company can achieve such service fee revenue levels, or that, if achieved, the Company will be profitable in any particular fiscal period.

SEASONALITY

    The seasonality of our business is dependent upon the seasonality of our clients' business and their sale of their products. Accordingly, our management must rely upon the projections of our clients in assessing quarterly variability. We believe that with our current client mix, our business activity is expected to be slightly more significant in the quarter ended December 31.

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

PART II.      OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 15, 2000, the Company held its Annual Meeting of Stockholders. The following matters were acted upon and votes cast or withheld:

         1. Election of two Class I directors:

                Peter P. J. Vikanis:

                For:  12,917,874   Withheld: 2,083,548

                James F. Reilly

                For:  12,916,202   Withheld: 2,085,220

         2. Approval of Company's 2000 Employee Stock Purchase Plan:

                For:  12,763,181   Against: 2,167,665        Abstained: 70,596

         3. Appointment of Arthur Andersen LLP as auditors for 2001 fiscal year:

                For:  13,114,603   Against: 1,414,915        Abstained: 411,904

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

    a)   Exhibits:

          EXHIBIT
            NO.             DESCRIPTION OF EXHIBITS

           3.1*             Amended and Restated Certificate of Incorporation

           3.2*             Amended and Restated Bylaws

          27.1** Financial Data Schedule for the six months ended September 30, 2000

----------

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

Date:    November 14, 2000




                                                PFSweb, Inc.

                                                By:  /s/ Thomas J. Madden
                                                   -----------------------------
                                                     Thomas J. Madden
                                                     Chief Financial Officer,
                                                     Chief Accounting Officer,
                                                     Executive Vice President

                                INDEX TO EXHIBITS



  EXHIBIT
  NUMBER         DESCRIPTION
  ------         -----------

    3.1*         Amended and Restated Certificate of Incorporation

    3.2*         Amended and Restated Bylaws

   27.1**        Financial Data Schedule for the six months ended September
                 30, 2000

----------

* Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

**       Filed herewith.