Form 10-Q
period 2000-12-31
PFSWEB INC
filed 2001-02-14
CIK 1095315

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended December 31, 2000

                                       OR

      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from _______ to _______

                        Commission File Number 000-28275

                                  PFSweb, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                    75-2837058
         ------------------------                     --------------------------
         (State of Incorporation)                     (I.R.S. Employer I.D. No.)

   500 NORTH CENTRAL EXPRESSWAY, PLANO, TEXAS                   75074
--------------------------------------------------------------------------------
    (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:     (972) 881-2900
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

                       Yes   [X]           No   [ ]

At February 3, 2001 there were 17,907,378 shares of registrant's common stock outstanding.

                          PFSweb, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                DECEMBER 31, 2000

                                      INDEX


PART I.     FINANCIAL INFORMATION                                                                    PAGE NUMBER
                                                                                                     -----------
      Item 1.     Financial Statements:
                      Condensed Consolidated Balance Sheets as of December 31, 2000
                           (unaudited) and March 31, 2000..........................................      3

                      Unaudited Interim Condensed Consolidated Statements of Operations for
                           the Three and Nine Months Ended December 31, 2000 and 1999..............      4

                      Unaudited Interim Condensed Consolidated Statements of Cash Flows for
                           the Nine Months Ended December 31, 2000 and 1999.......................       5

                      Notes to Unaudited Interim Condensed Consolidated Financial Statements......       6

      Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .........................................     10


PART II.    OTHER INFORMATION

      Item 4.     Submission of Matters to a Vote of Security Holders..............................     17

      Item 6.     Exhibits and Reports on Form 8-K ................................................     17


SIGNATURES            .............................................................................     18

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          PFSweb, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                   December 31,       March 31,
                                                                                       2000              2000
                                                                                   -------------    -------------
                                                                                    (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents ..................................................   $      18,143    $      24,896
    Accounts receivable, net of allowance for doubtful accounts of
        $1,180 and $690 at December 31, 2000 and March 31, 2000, respectively ..          12,204            8,892
    Other receivables ..........................................................              --            3,482
    Prepaid expenses and other current assets ..................................           6,047            1,052
                                                                                   -------------    -------------
                  Total current assets .........................................          36,394           38,322
                                                                                   -------------    -------------

NET PROPERTY AND EQUIPMENT .....................................................          21,172           21,555

OTHER ASSETS ...................................................................             127              528
                                                                                   -------------    -------------

                  Total assets .................................................   $      57,693    $      60,405
                                                                                   =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt ..........................................   $         293    $         274
    Trade accounts payable .....................................................           9,579            6,277
    Accrued expenses ...........................................................           5,239            3,525
    Payable to Daisytek ........................................................              --              272
                                                                                   -------------    -------------
                  Total current liabilities ....................................          15,111           10,348
                                                                                   -------------    -------------
CAPITAL LEASE OBLIGATIONS, less current portion ................................           2,181            2,407

DEFERRED CREDIT ................................................................           1,391             --

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued
        and outstanding ........................................................              --               --
    Common stock, $0.001 par value; 40,000,000 shares authorized;
        17,870,000 shares issued and outstanding ...............................              18               18
    Additional paid-in capital .................................................          50,711           50,673
    Retained deficit ...........................................................         (11,400)          (2,836)
    Accumulated other comprehensive loss .......................................            (319)            (205)
                                                                                   -------------    -------------
                  Total shareholders' equity ...................................          39,010           47,650
                                                                                   -------------    -------------

                  Total liabilities and shareholders' equity ...................   $      57,693    $      60,405
                                                                                   =============    =============


     The accompanying notes are an integral part of these unaudited interim condensed consolidated statements.

                          PFSweb, INC. AND SUBSIDIARIES

        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     DECEMBER  31,          DECEMBER  31,
                                                 --------------------    --------------------
                                                  2000        1999        2000        1999
                                                 --------    --------    --------    --------
REVENUES:
    Product revenue ..........................   $     --    $     --    $     --    $ 55,778
    Service fee revenue ......................     12,884      10,868      38,817      17,872
                                                 --------    --------    --------    --------
        Total revenues .......................     12,884      10,868      38,817      73,650
                                                 --------    --------    --------    --------

COSTS OF REVENUES:
    Cost of product revenue ..................         --          --          --      52,639
    Cost of service fee revenue ..............      8,567       9,772      27,381      14,670
                                                 --------    --------    --------    --------
        Total costs of revenues ..............      8,567       9,772      27,381      67,309
                                                 --------    --------    --------    --------
        Gross profit .........................      4,317       1,096      11,436       6,341

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .      6,456       6,593      19,044      12,464
OTHER ........................................         --          --       1,800          --
                                                 --------    --------    --------    --------
        Loss from operations .................     (2,139)     (5,497)     (9,408)     (6,123)

INTEREST EXPENSE (INCOME), net ...............       (248)        137        (880)        787
                                                 --------    --------    --------    --------
        Loss before income taxes .............     (1,891)     (5,634)     (8,528)     (6,910)

PROVISION (BENEFIT) FOR INCOME TAXES .........        (30)       (857)         36      (1,360)
                                                 --------    --------    --------    --------

NET LOSS .....................................   $ (1,861)   $ (4,777)   $ (8,564)   $ (5,550)
                                                 ========    ========    ========    ========

NET LOSS PER SHARE:
     Basic and diluted .......................   $  (0.10)   $  (0.31)   $  (0.48)   $  (0.38)
                                                 ========    ========    ========    ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
     Basic and diluted .......................     17,870      15,447      17,870      14,687
                                                 ========    ========    ========    ========


The accompanying notes are an integral part of these unaudited interim condensed consolidated statements.

                          PFSweb, INC. AND SUBSIDIARIES

        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                         Nine Months Ended
                                                                                            December 31,
                                                                                      ------------------------
                                                                                         2000          1999
                                                                                      ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ......................................................................   $   (8,564)   $   (5,550)
    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
       Depreciation and amortization ..............................................        5,128         1,397
       Non-cash compensation expense ..............................................           37            32
       Provision for doubtful accounts ............................................        2,493           198
       Deferred income tax provision ..............................................           --           122
       Changes in operating assets and liabilities:
           Accounts receivables ...................................................       (5,700)       13,743
           Inventories, net .......................................................           --        29,856
           Prepaid expenses and other current assets ..............................       (4,645)         (422)
           Accounts payable, accrued expenses and other liabilities ...............        6,025       (27,261)
                                                                                      ----------    ----------
                Net cash provided by (used in) operating activities ...............       (5,226)       12,115
                                                                                      ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment ...........................................       (4,621)      (16,370)
    Decrease in other assets ......................................................        3,417         3,639
                                                                                      ----------    ----------
                Net cash used in investing activities .............................       (1,204)      (12,731)
                                                                                      ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in long-term debt .........................................         (207)          225
    Issuance of common stock to Daisytek ..........................................                         20
    Net proceeds from initial public offering of common stock .....................                     53,014
    Decrease in payable to Daisytek, net ..........................................           --       (22,416)
                                                                                      ----------    ----------
                Net cash provided by (used in) financing activities ...............         (207)       30,843
                                                                                      ----------    ----------

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS .............................         (116)          (16)
                                                                                      ----------    ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..............................       (6,753)       30,211

CASH AND CASH EQUIVALENTS, beginning of period ....................................       24,896           587
                                                                                      ----------    ----------

CASH AND CASH EQUIVALENTS, end of period ..........................................   $   18,143    $   30,798
                                                                                      ==========    ==========


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

     PFSweb is an international outsourcing provider of integrated business infrastructure solutions to major brand name companies seeking to maximize their supply chain efficiencies and to extend their e-commerce initiatives in the United States, Canada, and Europe. The company offers such services as professional consulting, e-marketplace logistics, order management, web-enabled customer contact centers, customer relationship management, billing and collection services, information management, and international distribution services.

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

    On June 8, 2000, the Company's Board of Directors declared a dividend distribution of one preferred stock purchase right (a "Right") for each share of the Company's common stock outstanding on July 6, 2000. Each Right entitles the registered shareholders to purchase from the Company one one-thousandth of a share of preferred stock at an exercise price of $67, subject to adjustment. The Rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 15 percent or more of the Company's outstanding shares of common stock. The Rights expire on July 6, 2010, unless redeemed or exchanged by the Company earlier.

     The unaudited interim condensed consolidated financial statements as of December 31, 2000, and for the three and nine months ended December 31, 2000 and 1999, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. For the three months ended December 31, 1999 and for the nine months ended December 31, 1999 and 2000, certain expenses reflected in the unaudited interim condensed consolidated financial statements include an allocation of certain Daisytek corporate expenses and infrastructure costs. Management believes that the methods used to allocate expenses were reasonable, although the cost of services could be higher if obtained from other sources. In addition, certain service fee revenue and cost of service fee revenue have been reflected by PFSweb for services subcontracted to PFSweb by Daisytek. The service fee revenue, cost of service fee revenue and allocated expenses have been reflected on bases that Daisytek and PFSweb consider to be a reasonable reflection of the services provided and revenue earned by PFSweb and the utilization of services provided by Daisytek and the benefit received by PFSweb. The financial information included herein may not reflect the consolidated financial position, operating results, and cash flows of PFSweb in the future or what it would have been had PFSweb been a separate, stand-alone entity during the periods presented.

                          PFSweb, INC. AND SUBSIDIARIES
                NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)

     In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of December 31, 2000, its results of operations for the three and nine months ended December 31, 2000 and 1999 and its results of cash flows for the nine months ended December 31, 2000 and 1999. Results of the Company's operations for interim periods may not be indicative of results for the full fiscal year.

Certain prior period data has been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income, shareholders' equity or cash flows.


2.   COMPREHENSIVE LOSS (IN THOUSANDS):

                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     DECEMBER 31,             DECEMBER 31,
                                                ----------------------    ----------------------
                                                   2000         1999         2000         1999
                                                ---------    ---------    ---------    ---------
       Net loss .............................   $  (1,861)   $  (4,777)   $  (8,564)   $  (5,550)
       Comprehensive income adjustments:
            Foreign currency translation
               adjustment ...................           7           23         (114)         (23)
                                                ---------    ---------    ---------    ---------
       Comprehensive loss ...................   $  (1,854)   $  (4,754)   $  (8,678)   $  (5,573)
                                                =========    =========    =========    =========

3.   NET LOSS PER COMMON SHARE AND COMMON SHARE EQUIVALENT:

     Basic and diluted net loss per common share attributable to PFSweb common stock were determined based on dividing the loss available to common stockholders by the weighted average number of common shares outstanding. For purposes of this calculation, the 14,305,000 shares of PFSweb issued prior to the Offering were treated as outstanding for the periods presented prior to the Offering. There were no potentially dilutive securities outstanding during the period presented prior to the Offering. During the three and nine months ended December 31, 2000 and 1999, outstanding options to purchase common shares were anti-dilutive and have been excluded from the weighted average share computation.

4.   TRANSACTIONS WITH DAISYTEK:

     Until October 25, 2000, and for all periods presented prior to that date, two of the Company's executive officers served as directors of Daisytek.

     The Company's costs and expenses include allocations from Daisytek for certain general administrative services including information technology, financial, treasury, legal, insurance and other corporate functions as well as certain costs of operations including facility charges. These allocations have been estimated on bases that Daisytek and the Company consider to be a reasonable reflection of the utilization of services provided or the benefit received by the Company. The methods used for allocation of expenses from Daisytek were either (i) percentage of: revenue, shipped orders, or number of employees or (ii) management's best estimate. However, these allocations of costs and expenses do not necessarily indicate the costs and expenses that would have been or will be incurred by the Company on a stand-alone basis. Management estimates that incremental selling, general and administrative expenses associated with PFSweb operating as a stand-alone publicly traded company, including executive management, overhead and public company costs, insurance and risk management costs, and other costs would have been approximately zero and $0.2 million for the three and nine months ended December 31, 2000, respectively, and $0.4 million and $1.5 million for the three and nine months ended December 31, 1999, respectively.

                          PFSweb, INC. AND SUBSIDIARIES
                NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)


     The Company's product revenue from sales to Daisytek was zero for the three and nine months ended December 31, 2000, and zero and $7.2 million for the three and nine months ended December 31, 1999, respectively.

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

     In addition, included in the financial statements are service fee revenues and costs of service fee revenue which have been reflected by PFSweb for certain services subcontracted to PFSweb by Daisytek under Daisytek's contractual agreements.

     Service fee revenues charged to Daisytek under (i) the new IBM contracts, entered into during the quarter ended September 30, 1999, (ii) terms of the transaction management services agreement with Daisytek and (iii) for certain subcontracted services, were $7.2 million and $21.5 million for the three and nine months ended December 31, 2000, respectively, and $4.1 million and $4.9 million for the three and nine months ended December 31, 1999, respectively.

5.   COSTS FROM CERTAIN TERMINATED CONTRACTS

     Included in cost of service fee revenue are costs from certain terminated contracts, net of approximately $1.7 million of termination fees to be collected by the Company. Costs that resulted from the contract terminations primarily include approximately $0.4 million of employee severance costs, approximately $0.5 million of asset impairments from fixed assets which were specific to terminated contracts and have no further value to PFSweb, and approximately $1.5 million of certain unbillable or uncollectible amounts receivable from, and liabilities applicable to, clients who have terminated contracts.

6.   OTHER EXPENSE

     Other expense represents a foreign currency transaction loss as a result of changes in the valuation of the Euro.

7.   DEFERRED CREDIT

     The deferred credit included in the accompanying financial statements represents the long-term portion of a governmental grant received by the Company related to investments in fixed assets made in its Belgium operation. The total grant of approximately $1.8 million has been deferred and will be recognized as a reduction to depreciation expense over the same period over which the costs of the related fixed assets will be depreciated. The current unrecognized portion of the grant is included in accrued expenses. The grant was earned by the Company upon the achievement of certain minimum capital expenditure requirements. However, the Company could be required to refund some or all of the grant if a certain minimum workforce is not maintained through December 2004. The Company's management currently believes that the likelihood of a refund of this grant is remote.

8.   OTHER MATTERS

     During the quarter ended December 31, 2000, the Company entered into a forward exchange contract for $1 million to partially hedge the Company's Euro based VAT receivables in Europe. VAT receivables

                          PFSweb, INC. AND SUBSIDIARIES
                NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)


of approximately $3.9 million at December 31, 2000 are included in prepaid expenses and other current assets in the accompanying balance sheet.

     In January, the Company received notification from NASDAQ indicating that since the stock price had failed to maintain the minimum bid price of $1.00 over a period of 30 consecutive trading days, the Company was not in compliance with one of the NASDAQ listing requirements. The NASDAQ indicated in their notification that the Company's stock price would need to maintain a $1 bid price for a period of at least 10 consecutive trading days by April 9, 2001 to avoid a delisting determination. If the Company is unable to maintain the $1 minimum bid price requirement by that date, the Company would then have the right to appeal NASDAQ's determination.

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

o our reliance on our clients' projections of transaction volume or product sales;

o    the impact of strategic alliances;

o    trends in the market for our services;

o    trends in e-commerce;

o    whether we can continue and manage growth;

o    changes in the trend toward outsourcing;

o    increased competition;

o    effects of changes in profit margins;

o the unknown effects of possible system failures and rapid changes in technology;

o    trends in government regulation, both foreign and domestic;

o    foreign currency risks and other risks of operating in foreign countries;
     and

o our relationship with and separation from Daisytek, our former parent corporation.

     Forward-looking statements relating to the continued listing of the Company's stock on the NASDAQ, any appeal and hearing of any NASDAQ delisting determination, the success of any appeal and hearing, the postponement of any NASDAQ determination, and the time within which NASDAQ would deliver a decision from any appeal or hearing and such matters as our financial condition and operations are based on our management's current intent, belief or expectations regarding our industry or us. In addition, some forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future. There may be additional risks that we do not currently view as material or that are not presently known.

OVERVIEW

     PFSweb is an international outsourcing provider of integrated business infrastructure solutions to major brand name companies seeking to maximize their supply chain efficiencies and to extend their e-commerce initiatives. We derive our revenues from a broad range of services, including professional consulting, e-marketplace logistics, order management, web-enabled customer contact centers, customer relationship management, billing and collection services, payment processing and fraud protection, data mining, and international distribution services. We offer our services as an integrated solution, which enables our clients to outsource their complete infrastructure needs to a single source and to focus on their core competencies. Our distribution services are conducted at our warehouses and include real-time inventory management and customized picking, packing and shipping of our clients' customer orders. We currently provide infrastructure and distribution solutions to over 30 clients that operate in a range of vertical markets, including apparel, computer products, printers, cosmetics, fragile goods, pharmaceuticals, housewares, telecommunications and consumer electronics, among others.

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

HISTORICAL FINANCIAL PRESENTATION

    We believe our historical financial statements for the three and nine months ended December 31, 1999 may not provide a meaningful comparison to our current and future financial statements for the reasons described below.

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

    As a result of the restructuring of the IBM agreements, our historical financial statements for the nine months ended December 31, 1999 may not provide a meaningful comparison to our current and future financial statements. This is because, as a master distributor under our prior agreements, we recorded revenue as product revenue as we sold the product to IBM customers. Similarly, our gross profit was based upon the difference between our revenue from product sales and the cost of purchasing the product from IBM. Currently, however, our revenue under the new IBM agreements is service fee revenue that is payable by Daisytek and is based upon a variable percentage of Daisytek's gross profit arising from its IBM product sales.

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

    RESULTS OF OPERATIONS

                                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                DECEMBER 31,             DECEMBER 31,
                                                           ---------------------     ---------------------
                                                             2000         1999         2000         1999
                                                           --------     --------     --------     --------
    Product revenue ....................................        0.0%         0.0%         0.0%        75.7%
    Service fee revenue ................................      100.0        100.0        100.0         24.3
                                                           --------     --------     --------     --------
           Total revenues ..............................      100.0        100.0        100.0        100.0
    Cost of product revenue (as % of product revenue) ..        0.0          0.0          0.0         94.4
    Cost of service fee revenue (as % of service fee
        revenue) .......................................       66.5         89.9         70.5         82.1
                                                           --------     --------     --------     --------
           Total costs of revenues .....................       66.5         89.9         70.5         91.4
                                                           --------     --------     --------     --------
    Gross profit .......................................       33.5         10.1         29.5          8.6
    Selling, general and administrative expenses .......       50.1         60.7         49.1         16.9
    Other ..............................................        0.0          0.0          4.7          0.0
                                                           --------     --------     --------     --------
    Loss from operations ...............................      (16.6)       (50.6)       (24.3)        (8.3)
    Interest (income) expense, net .....................       (1.9)         1.3         (2.3)         1.1
                                                           --------     --------     --------     --------
    Loss before income taxes ...........................      (14.7)       (51.9)       (22.0)        (9.4)
    Provision (benefit) for income taxes ...............       (0.3)        (7.9)         0.1         (1.9)
                                                           --------     --------     --------     --------
    Net loss ...........................................      (14.4)%      (44.0)%      (22.1)%       (7.5)%
                                                           ========     ========     ========     ========

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED DECEMBER 31, 2000 AND 1999

    We believe our historical financial statements for the three and nine months ended December 31, 1999 may not provide a meaningful comparison to our current and future financial statements for the reasons described above.

    Product Revenue. Product revenue was zero for the three and nine months ended December 31, 2000. Product revenue was zero and $55.8 million for the three and nine months ended December 31, 1999. As stated above, during the quarter ended December 31, 1999, we, Daisytek and IBM entered into new agreements applicable to all of our IBM relationships. As a result of these agreements, the activities performed under these contracts since that date were accounted for as service fee revenue as opposed to product revenue. In future periods, we do not expect to have any product revenue.

    Service Fee Revenue. Service fee revenue was $12.9 million for the three months ended December 31, 2000, as compared to $10.9 million during the three months ended December 31, 1999, an increase of $2.0 million or 18.5%. Service fee revenue was $38.8 million for the nine months ended December 31, 2000, as compared to $17.9 million during the nine months ended December 31, 1999, an increase of $20.9 million or 117.2%. Changes in service fee revenues over prior periods were due to the further expansion of existing contracts, the restructuring of all the IBM contracts, new service contract relationships, including our new transaction management services agreement with Daisytek which commenced on the completion of the Offering in December 1999 and the impact of certain contract terminations. Service fee revenue from existing contracts decreased $0.2 million primarily as a result of certain client terminations offset by growth in other clients while new service contract relationships added $2.2 million for the three months ended December 31, 2000. Service fee revenue from existing contracts increased $16.9 million while new service contract relationships added $3.5 million for the nine months ended December 31, 2000. Service fee revenue for the nine months ended December 31, 2000, also includes approximately $0.5 million of previously deferred revenue associated with terminated contracts. For the three and nine months ended December 31, 2000, service fee revenue totaling $7.2 million and $21.5 million, respectively, included fees earned from Daisytek under our new transaction management services agreement, effective as of the Offering, our new IBM contracts that, prior to the September 1999 quarter, would have been reported as product revenue, and for certain subcontracted services. During calendar 2000 we effected certain contract terminations with service fee revenues of approximately $10 million and have experienced a longer implementation cycle associated with new larger contracts. As a result, our service fee revenue performance is expected to be generally flat or declining for the next few quarters.

    Cost of Product Revenue. Cost of product revenue was zero for the three and nine months ended December 31, 2000. Cost of product revenue as a percent of product revenue was zero and 94.4% during the three and nine months ended December 31, 1999, respectively. As a result of the new IBM arrangements, we do not expect to incur any cost of product revenue in future periods.

    Cost of Service Fee Revenue. Cost of service fee revenue was $8.6 million for the three months ended December 31, 2000, as compared to $9.8 million during the three months ended December 31, 1999, a decrease of $1.2 million or 12.3%. The resulting service fee gross profit margin was 33.5% during the three months ended December 31, 2000, and 10.1% during the three months ended December 31, 1999. Cost of service fee revenue was $27.4 million for the nine months ended December 31, 2000, as compared to $14.7 million during the nine months ended December 31, 1999, an increase of $12.7 million or 86.6%. The resulting service fee gross profit margin was 29.5% during the nine months ended December 31, 2000, and 17.9% during the nine months ended December 31, 1999. The increases in gross profit margins, for the three and nine month comparable periods, resulted primarily from the further expansion of existing contracts and new service contract relationships, including our new transaction management services agreement with Daisytek, which commenced on the completion of the Offering in December 1999, and the termination of certain lower margin producing contracts. Gross profit margins for the three and nine month comparable periods also increased because cost of service fee revenue for the prior year periods included incremental costs related to a large number of new client implementations. For the nine month ended December 31, 2000, gross profit increases were offset by approximately $0.5 million of previously deferred costs associated with terminated contracts, approximately $0.7 million of costs, net of approximately $1.7 million of termination fees, primarily related to certain contract terminations, and approximately $0.6 million of other incremental costs related to the terminated contracts and certain infrastructure costs that, due to late notification of reduced volume expectations by certain clients, we were unable to reduce. In addition, certain excess infrastructure costs and costs associated with improving service quality had a negative impact on gross margin. As a percentage of total revenues, the gross profit margin for the nine months ended December 31, 2000 of 29.5% increased when compared to the 8.6% gross profit margin for the nine months ended December 31, 1999 due to the factors discussed above as well as the restructuring of all of the IBM contracts into service fee contracts, which typically have a higher gross profit margin as a percent of revenue as compared to the gross profit margin as a percent of revenue earned under the IBM master distributor agreements.

    Selling, General and Administrative and Other Expenses. SG&A expenses were $6.5 million for the three months ended December 31, 2000, or 50.1% of revenues, as compared to $6.6 million, or 60.7% of revenues, for the three months ended December 31, 1999. SG&A expenses were $20.8 million for the nine months ended December 31, 2000, or 53.7% of revenues, as compared to $12.5 million, or 16.9% of revenues, for the nine months ended December 31, 1999. Primarily, as a result of the restructuring of the IBM agreements and the related reduction in product revenue, SG&A expenses as a percentage of total revenue are higher for the nine month comparable periods. For the three and nine month comparable periods, SG&A expenses increased as a result of costs incurred to support the higher transaction volumes, incremental investments in resources and technology to support our continued growth, public company costs and certain excess infrastructure costs. For the three month comparable periods, these increases were offset by certain incremental charges effected during last year's quarter. For the nine months ended December 31, 2000, we also incurred incremental costs attributable to client disputed items and other costs of $1.8 million related to a foreign currency transaction loss as a result of the devaluation in the Euro.

    Interest (Income) Expense, Net. Interest income was $0.2 million for the three months ended December 31, 2000 as compared to interest expense of $0.1 million for the three months ended December 31, 1999. Interest income was $0.9 million for the nine months ended December 31, 2000 as compared to interest expense of $0.8 million for the nine months ended December 31, 1999. Our intercompany payable to Daisytek, on which we incurred interest expense, was repaid with a portion of the proceeds from our Offering. Subsequent to the Offering, the remaining proceeds have been utilized to fund working capital needs and capital expenditures and generate interest income. In future periods, available cash will be used for future capital expenditures, general working capital needs and possible acquisitions, and to the extent that we have excess cash available, we expect to generate interest income.

    Income Taxes. For the three and nine months ended December 31, 2000, we recorded income taxes associated with our Canadian operations. Because of our limited operating history in Europe, it is uncertain whether it is "more likely than not" that we will be able to utilize our European losses in future periods and therefore we did not record an income tax benefit for those pre-tax losses. To the extent we have future losses in Europe, it will continue to negatively impact our income tax provision. Additionally, since we ceased to be included in Daisytek's consolidated return due to the completion of the spin-off and we have not established a sufficient history of earnings from our U.S. operations, on a stand-alone basis, a valuation allowance has been provided for the remaining net deferred income tax asset as of December 31, 2000. As a result of our inclusion in Daisytek's consolidated return prior to the spin-off, our income tax benefit as a percentage of pre-tax loss was 15.2% and 19.7% for the three and nine months ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As a subsidiary of Daisytek, we historically funded our business through intercompany borrowings from Daisytek. As a result of the Offering, we repaid such intercompany borrowings. Since Daisytek is prohibited from advancing funds to us, except in the normal course of business, in order to provide additional financing flexibility in the future, in addition to our current cash position of over $18 million, we plan to seek our own credit facility. Working capital decreased to $21.3 million at December 31, 2000 from $28.0 million at March 31, 2000 as a result of funding operations and capital expenditures. We currently believe that the remaining net proceeds from the Offering and funds generated from operations will satisfy our working capital and capital expenditure requirements for the next twelve months.

     Net cash used in financing activities was $0.2 million for the nine months ended December 31, 2000, representing payments on our capital lease obligations. Net cash provided by financing activities was $30.8 million for the nine months ended December 31, 1999. In December 1999, we successfully completed our Offering and sold 3,365,000 shares of common stock at $17 per share. Proceeds from the offering aggregated approximately $53 million. Proceeds were used to repay an intercompany payable to Daisytek of approximately $28 million, of which approximately $22 million was paid as of December 31, 1999, and to acquire from Daisytek all fixed assets in its Memphis distribution facility, as well as certain assets providing information technology services for approximately $5 million.

     Cash flows used in operating activities totaled $5.2 million during the nine months ended December 31, 2000. For the nine months ended December 31, 2000, the net cash used in operating activities primarily reflected increases in prepaid expenses and accounts receivables of $10.3 million, primarily related to $3.9 million of VAT receivables, partially offset by increases in accounts payable, accrued expenses and deferred credit of $6.0 million. Cash flows provided by operating activities totaled $12.1 million during the nine months ended December 31, 1999. For the nine months ended December 31, 1999, the net cash provided by operating activities primarily reflected a reduction in accounts payable and accrued expenses of $27.3 million, accounts receivable of $13.7 million and inventory of $29.9 million. These reductions primarily related to the transfer of the IBM related working capital assets from us to Daisytek in conjunction with the new IBM agreements.

     Cash used in investing activities was $1.2 million for the nine months ended December 31, 2000 as compared to $12.7 million for the nine months ended December 31, 1999. During the nine months ended December 31, 2000, our capital expenditures of $4.6 million for property and equipment were offset by a $3.4 million reduction of third-party financed inventory. During the nine months ended December 31, 1999, our capital expenditures included the asset purchase from Daisytek at the completion of the Offering, our new Belgium distribution facility, and the expansion of U.S. sales and distribution facilities. Partially offsetting these capital expenditures was a reduction of third-party financed inventory. Capital expenditures have historically consisted primarily of additions to upgrade our management information systems, including our Internet-based customer tools, other methods of e-commerce and general expansion of our facilities, both domestic and foreign. We expect to incur capital expenditures in order to support new contracts and anticipated future growth opportunities. We anticipate that our total investment in upgrades and additions to facilities and information technology services for fiscal year 2001 will be approximately $4 to $7 million. Some of these expenditures may be financed through operating or capital leases.

       During the quarter ended December 31, 2000, we entered into a forward exchange contract for $1 million to partially hedge our Euro based VAT receivables in Europe. In the future, we may consider entering into additional forward exchange contracts in order to hedge our net investment in our European operations or in other international countries in which we establish a presence, although no assurance can be given that we will be able to do so on acceptable terms.

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

     Currently, we believe that we are operating with and incurring costs applicable to excess capacity in both our North American and European operations. We believe that as we add revenue that we will be able to more fully cover our existing infrastructure and public company costs and reach profitability. Based on current sales and contract implementation cycles, we are targeting that profitability will be achieved in the last half of calendar year 2001. No assurance can be given that we can achieve such operating levels, or that, if achieved, we will be profitable in any particular fiscal period.

     In January, we received a notification from NASDAQ indicating that since our stock had failed to maintain the minimum bid price of $1.00 over a period of 30 consecutive trading days, we were not in compliance with one of the NASDAQ listing requirements. The NASDAQ indicated in their notification that our stock price would need to maintain a $1 bid price for a period of at least 10 consecutive trading days by April 9, 2001 to avoid a delisting determination. If we are unable to maintain the $1 minimum bid price requirement by that date, we would then have the right to appeal NASDAQ's determination. At this appeal, we would present and discuss our strong financial position and business plans towards achieving profitability and our hope would be that NASDAQ would clearly see that continuing to list the PFSweb stock is in all parties' best interest. Our continued performance towards our profitability targets, managing our cash prudently, and continuing to explore other strategic avenues will hopefully contribute to keeping our shares above the $1 bid price although no assurance can be made in that regard.

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

INFLATION

    We believe that inflation has not had a material effect on our operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that an entity recognize all derivative financial instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be used to hedge certain types of transactions, including foreign currency exposures of a net investment in a foreign operation. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, with initial application as of the beginning of an entity's fiscal quarter. We are currently evaluating the provisions of SFAS No. 133 and its effect on the accounting treatment of our financial instruments.

     During 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." SAB No. 101 requires that revenue generally is realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured. SAB No. 101 is effective for our fourth quarter ending March 31, 2001. We are currently evaluating the provisions of SAB No. 101 and its effect, if any, on our financial statements.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The carrying value of our financial instruments, which include cash and cash equivalents, capital lease obligations and a $1 million forward exchange contract, approximate their fair values based on current market prices and rates.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

    a)   Exhibits:

          EXHIBIT
            NO.             DESCRIPTION OF EXHIBITS
          -------           -----------------------

           3.1*             Amended and Restated Certificate of Incorporation

           3.2*             Amended and Restated Bylaws


--------------
* Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

    b)   Reports on Form 8-K:

             None.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    February 14, 2001


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