Form 10-K405
period 2001-03-31
PFSWEB INC
filed 2001-06-29
CIK 1095315

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

                             ---------------------

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                        COMMISSION FILE NUMBER 000-28275

                             ---------------------

                                  PFSweb, INC.
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

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 15, 2001 (based on the closing price as reported by the National Association of Securities Dealers Automated Quotation System) was $18,453,874.

     As of June 15, 2001, there were 17,970,429 shares outstanding of the registrant's Common Stock, $.001 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 2001, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                         PAGE
                                                                         ----
                                   PART 1
Item 1.   Business....................................................     3
Item 2.   Properties..................................................    26
Item 3.   Legal Proceedings...........................................    26
Item 4.   Submission of Matters to a Vote of Security Holders.........    26

                                   PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................    27
Item 6.   Selected Consolidated Financial Data........................    27
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    29
Item 7a.  Quantitative and Qualitative Disclosure about Market Risk...    38
Item 8.   Financial Statements and Supplementary Data.................    39
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................    62

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........    62
Item 11.  Executive Compensation......................................    62
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................    62
Item 13.  Certain Relationships and Related Transactions..............    62

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................    63
SIGNATURES............................................................    67

     Unless otherwise indicated, all references to "PFSweb," "the Company," "we," "us" and "our" refer to PFSweb, Inc., a Delaware corporation, and its subsidiaries. All references to "Daisytek" refer to Daisytek International Corporation, a Delaware corporation, and its subsidiaries. Reference in this Report to the Company's fiscal year means the 12 months period ending on March 31 of such year.

     The Company has elected to change its fiscal year end date from March 31 to December 31.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     PFSweb serves as the "brand behind the brand" for companies seeking to increase their supply chain efficiencies. As a business process outsourcer, offering proven, fast and secure infrastructure solutions for manufacturers, distributors and retailers, we are able to provide our clients with seamless and transparent solutions to support their business strategies. Utilizing our technology and infrastructure expertise, we enable our clients to develop and deploy new products and new business strategies rapidly through our solutions. Our clients engage us as both a consultant to assist them in the design of a business solution, as well as the virtual and physical infrastructure needed to build and operate that solution.

     We help our clients define new ways to do business. Each client has unique specifications that require highly customized solutions. Clients turn to us to help address such business issues as customer satisfaction, production capacity requirements, vendor integration, supply chain compression, and international expansion, among others. Our clients are seeking solutions that will provide them substantial supply chain and channel marketing efficiencies, while simultaneously creating a world-class customer service experience.

     Our technology and business infrastructure are adaptable, changeable and reliable. This flexibility allows us to custom design solutions to fit the business requirements of our client's strategies. Our revenue is primarily earned from service fees charged to process individual business transactions through our technology and infrastructure capabilities, on our client's behalf. These business transactions may include the answering of a phone call or an e-mail, the processing of an electronic credit card authorization, the receipt and storage of our client's inventory, the shipping of products to our client's customer, the management of a complex set of electronic data transactions designed to keep our client's suppliers and customers accounting records in balance, or the processing of a returned package.

     Our capabilities are quite expansive. In an ongoing quest to offer the most necessary and resourceful products to our clients, we are continually developing capabilities to meet the most pressing business issues in the marketplace. Our business objective is to focus on "Leading the Evolution of Outsourcing(sm)." As our tagline suggests, we will continue to evolve our service offerings to meet the needs of the marketplace and the demands of the unique client requirement. We are most successful when we develop a new capability to enable a client to pursue a new initiative and we are then able to leverage that new evolutionary development across other clients or prospects as it becomes "best practice" in the marketplace. Our team of experts designs and builds diverse solutions for Fortune 1000, Global 2000 and brand name clients around a flexible core of technology and physical infrastructure that includes:

     - Technology collaboration provided by our suite of software products, called the Entente Suite(SM), that are e-commerce and collaboration tools that enable buyers and suppliers to fully automate their business transactions within their supply chain. Entente supports industry standard collaboration techniques including XML based protocols such as Biztalk and RosettaNet, real-time application interfaces, text file exchanges via secured FTP, and traditional EDI;

     - Managed web hosting and web development, including web site design, creation, integration and ongoing maintenance, support and enhancement of web site;

     - Order management including order processing from any source of entry, back order processing and future order processing, tracking and tracing, and credit management, all with multiple currency and language options;

     - Customer Relationship Management (CRM), including web-enabled customer contact services via world-class call centers utilizing voice, e-mail, and Internet chat communications that are fully integrated with real-time systems and historical data archives to provide complete customer lifecycle management;

     - International fulfillment and distribution services, including warehouse management, inventory management, product warehousing, order picking and packing, kitting and light assembly, transportation management and returns or reverse logistics administration;

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

     We are headquartered in Plano, Texas where our executive and administrative offices are located as well as our primary technology hosting and development laboratories. We operate world-class call centers from our U.S. facilities located in Plano, Texas, and Memphis, Tennessee, and from our international facilities located in Toronto, Ontario and Liege, Belgium. We have approximately one million square feet of highly automated warehouse and distribution capability located across our facilities in Memphis, Tennessee, Toronto, Ontario and Liege, Belgium. Since our inception we have provided, and in many cases continue to provide, solutions to clients that are positioned as market leaders in a range of industries, including technology manufacturing, clothing, retailing, high security collectibles, consumer goods, pharmaceuticals, housewares and consumer electronics, among others.

     Prior to December 1999, we were a wholly-owned subsidiary of Daisytek International Corporation ("Daisytek"), one of the world's largest wholesale distributors of computer supplies, office products, and film and tape media. Our business unit was formed in 1991 to leverage Daisytek's core competencies in customer service, order management, product fulfillment and distribution. From 1996 to 1999, the operations of our business unit were primarily focused in several Daisytek subsidiaries operating collectively as Priority Fulfillment Services, Inc. ("PFS"). In June 1999, Daisytek created a separate wholly owned subsidiary named PFSweb, Inc., a Delaware corporation, to become a holding company for PFS in contemplation of an initial public offering (the "Offering") of PFSweb. In December 1999, we sold 3,565,000 shares of common stock in the Offering and Daisytek contributed to us all the assets, liabilities and equity comprising PFS. PFSweb and Daisytek completed their separation on July 6, 2000 through a pro rata distribution to Daisytek's common stockholders of all of the shares of our common stock which Daisytek then held (which is also known as a "spin-off").

     Upon completion of the Offering, we entered into a number of agreements with Daisytek relating to our business and our proposed spin-off from Daisytek. See "Spin-off of PFSweb from Daisytek." In May 2001, certain of these agreements were terminated as part of a transaction in which we sold to Daisytek certain assets used to provide transaction management services to Daisytek. As part of this sale transaction, we also entered into a short term transition services agreement with Daisytek.

INDUSTRY OVERVIEW

     Businesses today operate in an environment of rapid technological advancements, increasing competition and continuous pressure to improve operating efficiency. In response to these developments, several significant trends have emerged. For example:

     - Manufacturers are looking to restructure their supply chains to maximize efficiency and reduce costs in both business-to-business and business-to-consumer markets and to create a supply chain that is able to support the multiple unique needs of each of their initiatives, including traditional and electronic commerce.

     - Retailers and other direct marketers are increasing their emphasis on developing closer customer relationships and analyzing all forms of customer contact through CRM tools.

     - Companies in a variety of industries are using outsourcing as a method to address one or more business functions that are not within their core business competencies.

SUPPLY CHAIN MANAGEMENT TREND

     As companies continue to focus on improving their businesses and financial ratios, significant efforts and investments are being contemplated and made in order to define ways to maximize supply chain efficiency. Off balance sheet inventory financing, vendor managed inventory, supply chain visibility software solutions, distribution channel skipping, direct to consumer e-commerce sales initiatives, and complex upstream supply chain collaborative technology are products that manufacturers seek to help them achieve greater supply chain efficiency and return on capital. AMR Research predicts that the Supply Chain Management Market, which we believe includes the type of products described above, will increase from $6.7 billion in 2001 to nearly $21.1 billion in 2005.

     A key business challenge facing many manufacturers and retailers as they evaluate their supply chain efficiency is in determining how the trend for consumers to shop via the Internet in an electronic commerce fashion will effect their traditional commerce business model. While many leading industry experts, like Forrester Research, have tempered their e-commerce growth trend estimates downward over the past year, we believe that companies will still need to continue to strategically plan for the impact that e-commerce and other new technology advancements will have on their traditional commerce business models and their existing technology and infrastructure capabilities. Forrester Research predicts that within three years, online commerce will reach $6.8 trillion for both business-to-business and business-to-consumer transactions. While the majority of online transactions currently occur in the United States and North America, in the coming years we believe that certain Asian and European nations will experience significant growth in e-commerce transactions as well.

     Manufacturers, as buyers of materials, are also imposing new business practices and policies on their supplier partners in order to shift the normal supply chain costs and risk associated with inventory ownership away from their own balance sheets. Through techniques like Vendor Managed Inventory ("VMI") or Consigned Inventory Programs ("CIP"), manufacturers are asking their suppliers, as a part of the supplier selection process, to provide capabilities where the manufacturer need not own, or even possess, inventory prior to the exact moment that unit of inventory is required as a raw material component or for shipping to a customer. In order to be successful for all parties, business models such as these often require a sophisticated collection of technological capabilities that allow for complete integration and collaboration of the information technology environments of both the buyer and supplier. For example, in order for an inventory unit to arrive at the precise required moment in the manufacturing facility, it is necessary for the materials requirement procurement ("MRP") systems of the manufacturer to integrate with the CRM systems of the supplier. When hundreds of supplier partners are involved, this process can become quite complex and technologically challenging. Buyers and suppliers are seeking solutions that utilize XML based protocols like Biztalk, RosettaNet and other traditional EDI standards in order to insure an open systems platform that promotes easier technology integration in these collaborative solutions.

CRM TREND

     There is a growing trend among companies in the worldwide marketplace to focus on strengthening their intangible assets. Intangible assets can be broadly defined as including those assets related to a company's brand, intellectual property, key knowledge based personnel and detailed knowledge about its customers. CRM is the technique of widespread data collection and relational data base management of detailed information about an individual customer's habits and desires and utilizing it in such a manner that simultaneously protects the privacy of the individual, enhances the customer's experience with the company and maximizes the lifetime business value of that customer to the company. Through the analysis of customer behavior, companies can tailor their businesses to meet the needs of the customer and therefore increase revenues and improve customer service.

     To succeed in CRM, companies need an array of capabilities to support their business. Maintaining a good customer service staff is only the beginning. In order to retain and satisfy their customers and tailor their business to their clients' needs, businesses must be able to:

     - Capture and record all customer contacts;

     - Document abandonment points and view results of each customer interaction;

     - Offer a completely integrated view of all customer activity;

     - Develop an operating and technology infrastructure that can be expanded as volumes increase;

     - Offer value-added services through all customer touch-points;

     - Utilize the information gathered to profile customers for tailored marketing communications;

     - Utilize information gathered to adjust offerings to customer demand and desire;

     - Compile information on individual customers to anticipate most likely up-sell and cross-sell products;

     - Compile information on the profitability of marketing to each customer versus their overall profitability as a customer;

     - Apply customer information to increase overall revenue generated;

     - Address supply chain management and reconfiguration based on overall customer information compiled; and

     - Protect the privacy rights and other desires of the consumer.

Based on the need for companies to harness CRM techniques, analysts expect that CRM solutions development will be one of the major growth areas in the economy over the next several years. AMR Research predicts the CRM market will increase to $37.8 billion in 2005, up from $14.1 billion in 2001.

OUTSOURCING TREND

     In response to growing competitive pressures and technological innovations, we believe many companies, both large and small, are focusing their critical resources on the core competencies of their business and utilizing business process outsourcing to accelerate their business plans in a cost-effective manner and to perform non-core business functions. Outsourcing provides many key benefits, including the ability to:

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

     As a result, the market for outsourcing services has experienced significant growth. International Data Corporation expects that worldwide spending on outsourcing services will grow to more than $151 billion in 2003.

     Typically, outsourcing service providers are focused on a single function, such as information technology, call center management, credit card processing, warehousing or package delivery. This focus creates several challenges for companies looking to outsource more than one of these functions, including the need to manage multiple outsourcing service providers, share information with service providers and integrate that information into their internal systems. Additionally, the delivery of these multiple services must be transparent to the customer and enable the client to maintain brand recognition and customer loyalty.

     Furthermore, traditional commerce outsourcers are frequently providers of domestic only services versus international solutions. As a result, companies requiring global solutions must establish additional relationships with multiple geographic outsourcing parties.

     Another vital point for major brand name companies seeking to outsource, is the protection of their brand. When looking for an outsourcing partner to provide infrastructure solutions, brand name companies must find a company that is world-class and can ensure the same quality performance and superior experience that their customers expect from their brands. Working with an outsourcing partner requires finding a partner that can maintain the consistency of their brand image, which is one of the most valuable intangible assets that recognized brand name companies possess.

THE PFSWEB SOLUTION

     PFSweb serves as the "brand behind the brand" for companies seeking to increase the efficiencies of all aspects of their supply chain.

     Our value proposition is to become an extension of our clients' businesses by delivering a superior experience to increase and enhance sales and market growth, customer satisfaction and customer retention. We act as both a virtual and a physical infrastructure for our clients' businesses, which helps them enhance their traditional commerce operations and meet the operational challenges associated with the deployment of their strategic initiatives. Our integrated solutions enable clients to introduce new products and business programs, and focus on their core business, products and services without making substantial investments in fixed assets, information technology systems, facilities and ongoing personnel. We offer complete, tailored solutions based around a core infrastructure. Our infrastructure is seamlessly integrated with our clients' systems thereby making us transparent to our clients' customers. Our solutions enable our clients to quickly and efficiently implement traditional and e-commerce business initiatives. By utilizing our services, our clients are able to:

     Quickly Capitalize on Market Opportunities. Our solutions empower clients to rapidly implement their supply chain and e-commerce strategies and take advantage of opportunities without lengthy integration and implementation efforts. These solutions allow our clients to deliver consistent quality of service as transaction volumes grow and to handle daily and seasonal peak periods. Through our international locations and capabilities, our clients can use the broad reach of the Internet and e-commerce to sell their products almost anywhere in the world.

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

     Minimize Investment and Improve Operating Efficiencies. We provide our clients with access to a wide array of services and tailored solutions that cover a broad spectrum of supply chain infrastructure issues, eliminating their need to expend management time and resources to coordinate these services from different providers. By utilizing our services, our clients can capitalize on our economies of scale and expertise to grow their business without incurring the substantial fixed costs necessary to create and maintain their own transaction management infrastructure. Our clients also have the flexibility to purchase any or all of our offered services according to their transaction volume and existing transaction management infrastructure so that they do not have to invest scarce capital resources as their business grows.

     Access a Sophisticated Technology Infrastructure. We provide our clients with ready access to a sophisticated technology infrastructure through our Entente Suite, which is designed to interface seamlessly with their systems. We provide our clients with vital product and customer information which can be immediately available to them on their own systems for use in data mining, analyzing sales and marketing trends, monitoring inventory levels and performing other management functions.

THE PFSWEB STRATEGY

     Our objective is to grow by being an international provider of integrated business process outsourcing solutions. As this evolution of our business model continues, we remain focused today on the following fundamentals:

     Focus on quality performance for our existing clients. By providing superior operating results, we believe we can expand relationships with existing clients to serve additional product categories and business segments and to provide additional services. Our objective is to integrate ourselves to the point that we become our clients' physical infrastructure. Based upon our clients' needs, we will continue to introduce new services and products. We also intend to continue our commitment to invest in state-of-the-art technology, equipment and systems to provide new, high-quality, innovative solutions to our existing clients and to attract new clients.

     Engaging clients with founded business strategies and financial stability. We intend to expand our business by targeting major brand name companies with proven and founded business models that are seeking to adjust their supply chain strategy or introduce new products or business programs into their existing business. We believe these companies will be the leaders in the evolving marketplace, and this focus will provide us with opportunities to grow along with our clients' strategic initiatives. We also seek to expand our business within large brand name retailers seeking to consolidate web and traditional operations or attempting to increase their efficiencies in their traditional business model through our streamlined processes.

     Hiring, retaining and training high quality professionals. Our team and their experience are crucial elements in the expansion of our business because of the uniqueness of analyzing each individual client's business case. Hiring and retaining high quality individuals who can design expert business solutions for our prospective clients will allow PFSweb to continue to extend its expertise, knowledge, and strategy to potential clients.

     Inventing new technology and operational capabilities. We intend to aggressively expand our market potential by inventing new technology and operational capabilities that will clearly differentiate PFSweb from its competitors. We believe that companies are looking for new efficiencies that they can utilize to reduce costs and save time. Based upon our clients' and prospective clients' needs we will continue to evolve and develop solutions that can produce the most positive changes within their organizations.

     Controlling overhead costs while focusing on reducing our own excess infrastructure. We intend to continue our focus on controlling overhead costs in order to maintain our strong financial position. Our objective is to seek new business to absorb current excess capacity and to reduce our overhead costs as a percent of revenue. Through the successful execution of this strategy, it is our objective to create a strong springboard towards achieving sustainable profitability.

     To execute these strategies we may, among other things, continue to incur significant operating and marketing expenses, invest in additional technology infrastructure and continue to maintain certain excess capacity. The successful balance of the execution of these strategies over the next year, we believe, should result in the formation of a solid strategic and financial foundation for PFSweb and provide PFSweb a sustainable and profitable business model for the future. Further, with this foundation firmly in place, we can then expand our overall growth more rapidly.

     See "Risk Factors" for a complete discussion of risk factors related to our ability to achieve our objectives and fulfill our business strategies.

PFSWEB SERVICES

     We offer a comprehensive and integrated set of business infrastructure solutions that are tailored to our clients' specific needs to enable them to quickly and efficiently implement their supply chain strategies. Our services include:

     Technology Collaboration. Specifically for e-commerce initiatives, PFSweb has created the Entente Suite(SM), which alludes to the level of electronic cooperation that is possible when we construct solutions with our clients using this technology, and enables everything from order processing and inventory reporting to total e-commerce design and implementation. The Entente Suite comprises three key components -- EntenteDirect(SM), EntenteMessage(SM) and EntenteWeb(SM).

     EntenteDirect provides customers with a real-time, user-friendly interface between their system and PFSweb order processing and related functions. Using real-time or batch processes, EntenteMessage is a file delivery solution for clients using warehousing and distribution facilities. EntenteWeb is a one-stop shop for the entire e-commerce process, particularly for companies with unusual needs or specific requests that can't be met by the typical e-commerce development packages. EntenteWeb is particularly focused to enable global commerce strategies with its extensive currency and language functionality.

     The Entente Suite operates in an open systems environment and features the use of industry-standard XML, enabling customized e-commerce solutions with minimal changes to a client's or our ERP systems, speeding the implementation process. Additionally, by using XML, the Entente Suite offers companies a more robust electronic information transfer option than text file FTP or EDI.

     Managed Web Hosting and Web Development. We offer a highly available and secure managed web hosting solution that encompasses complete creation and maintenance of client web sites. Operating with an in-house creative staff, we customize commerce enabled client sites to their exact specifications and requirements. As with all major brand name companies, consistency within the brand image is vital; therefore, our design engineers create sites that seamlessly integrate and mirror the exact brand image of our clients. Operating on IBM enterprise systems and utilizing our state of the art Entente Suite technology, we can maintain a robust hosting environment where client sites reside and maintain and update all necessary infrastructure.

     Specifically through the EntenteWeb package, clients can build an e-commerce initiative with relatively low investment and in a time efficient manner. EntenteWeb is a complete front-to-back e-commerce solution which incorporates components ranging from the look of the user interface to specific business purchasing, warehousing and shipping needs, enabling companies to define in exact terms what they need their e-commerce site to do.

     Order Management. Our order management solutions provide clients with interfaces that allow for real-time information retrieval, including information on product orders, shipment, delivery and customer history. These solutions are seamlessly integrated with our Web-enabled customer care centers, allowing for the processing of orders through shopping cart, phone, fax, mail, email, Web chat, and other order receipt methods. As the information backbone for our total supply chain solution, order management services can be used on a stand alone basis or in conjunction with our other business infrastructure offerings, including customer contact, billing or distribution services. In addition, for the business-to-business market, our technology platform provides a variety of order receipt methods that facilitate commerce within various stages of the supply chain. Our systems provide the ability for both our clients' and their customers to track the status of orders at any time. Our services are transparent to our clients' customers and are seamlessly integrated with our clients' internal systems platforms and Web sites. By synchronizing these activities, we can capture and provide critical customer information, including:

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

     Customer Relationship Management. We offer a completely customized CRM solution for clients. Our CRM solution encompasses a full-scale customer contact management service offering, as well as a fully integrated customer analysis program. All customer contacts are captured and customer purchases are documented. Full-scale reporting on all customer transactions is available for evaluation purposes. Through each of our customer touch-points, information can be analyzed and processed for future use in business evaluation and supply chain planning.

     An important feature of evolving commerce remains the ability for the customer to speak with a live customer service representative. Our customer care services utilize features that integrate voice, e-mail, data and Internet chat communications to respond to and handle customer inquiries. Our customer care representatives answer various questions, acting as virtual representatives of our client's organization, regarding order status, shipping, billing, returns and product information as well as a variety of other questions. Our Web-enabled customer care technology identifies each customer contact automatically and routes it to the available customer care representative who is specially certified in the client's business and products. Our web-enabled customer care centers are designed so that our customer care representatives are capable of handling many different clients and products in a shared environment, thereby creating economy of scale benefits for our clients as well as highly customized dedicated support models that provide the ultimate customer experience and brand reinforcement. Our advanced technology also enables our representatives to up-sell, cross-sell and inform customers of other products and sales opportunities. The Web-enabled customer care center is fully integrated into the data management and order processing system, allowing full visibility into customer history and customer trends. Through this fully integrated system we are able to provide a complete CRM solution.

     International Fulfillment and Distribution Services. An integral part of our business process outsourcing solutions is the warehousing and distribution of inventory owned by our clients. We currently have approximately one million square feet of warehouse space domestically and internationally to store and process our clients' inventory. We receive client inventory in our distribution centers, verify shipment accuracy, unpack, inspect for damage and generally stock for sale the same day. On behalf of our clients, we pick, pack and ship their customer orders and can provide customized packaging, inserts and promotional literature for distribution with customer orders. Based upon our clients' needs, we are able to take advantage of a variety of shipping and delivery options, including next day service. In addition, an increasingly important function that we provide for our clients is reverse supply chain management. We offer a wide array of product return services for our clients, including issuing return authorizations, receipt of product, crediting credit card accounts, and disposition of returned product.

     Our distribution facilities contain computerized sorting equipment, powered material handling equipment, scanning and bar-coding systems and automated conveyors, in-line scales and digital cameras to photograph shipment contents for automatic accuracy checking. Our international distribution complexes include several advanced technology enhancements, such as radio frequency technology in product receiving processing to ensure accuracy, an automated package routing system and a "pick to light" paperless order picking system. Our advanced distribution systems provide us with the capability to currently warehouse an extensive number of stock keeping units (SKUs) for our clients ranging from high-end laser printers to cosmetic compacts. Our facilities are flexibly configured to process business-to-business and single pick business-to-consumer orders from the same central location.

     During the fiscal quarter ended March 31, 2001, we warehoused, managed and fulfilled approximately $1 billion (on an annualized basis) in client merchandise and transactions. This does not represent our revenue, but rather the revenue of our clients for whom we provided e-business infrastructure solutions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     While the majority of our clients maintain ownership of their own inventory, we have worked with third-party companies to finance client inventory as well. PFSweb has years of experience in dealing with the issues related to inventory ownership. We support various client third-party consigned, vendor consigned and third-party financed inventory management programs. It is customary in this arrangement for PFSweb to manage the entire customer relationship. Through CIP, we utilize technology resources to time the replenishment purchase of inventory with the simultaneous sale of product to the end user. All interfaces are done electronically and all processes regarding the financial transactions are automated, creating significant supply chain advantages.

     PFSweb is experienced in the complex legal, accounting and governmental control issues that can be hurdles in the successful implementation of an off balance sheet inventory program. Our knowledge and experience help clients achieve supply chain benefits while reducing inventory carrying costs.

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

     Billing and Collections Services. We offer secure credit and collections services for both business-to-business and business-to-consumer business. We act as virtual and physical financial management department for all potential client needs.

     Specifically, for business-to-consumer clients, we offer secure, real-time credit card processing for orders made via a client Web site or through our customer contact center. Additionally, we are able to calculate sales tax, if applicable, for numerous taxing authorities and on a variety of products. Using third-party leading-edge fraud protection services and risk management systems, we can assure the highest level of security and the lowest level of risk for client transactions.

     For business-to-business clients, we offer full-service accounts receivable management and collection capabilities, including the ability to generate customized computer-generated invoices in our clients' names. We assist clients in reducing accounts receivable and days sales outstanding, while minimizing costs associated with maintaining an in-house collections staff. In addition, we are able to offer electronic credit services in the format of EDI X12 and XML communications direct from our clients to their vendors, suppliers and retailers.

     Professional Consulting Services. As part of the tailored solution for our clients, we offer a full team of experts designated specifically to focus on our clients' businesses. They play a consultative role in which they provide evaluation, analysis and recommendations for the client's business. This team creates customized solutions and devises plans to be implemented in order to increase efficiencies and produce benefits for the client.

     Comprised of industry experts from top-tier consulting firms and industry market leaders, the PFSweb team of professional consultants provides client service focus and logistics and distribution expertise. They have built solutions for Fortune 1000 and Global 2000 market leaders in a wide range of industries, including apparel, technology products, telecommunications, cosmetics, housewares, high-value collectibles, sporting goods, pharmaceuticals and several more. Focusing on the evolving infrastructure needs of major corporations and their business initiatives, our team has a solid track record providing consulting services in the areas of supply chain management, distribution and fulfillment, technology interfacing, logistics and customer support.

CLIENTS AND MARKETING

     Our target clients include brand name manufacturers looking to quickly and efficiently implement business initiatives or introduce new products or programs, without the burden of modifying or expanding their order processing and distribution infrastructure. We also target retailers seeking to expand their sales through new channels. Our services are available for a multitude of industries and company types, including such clients as:

     International Business Machines ("IBM") (multiple divisions supplying printer and media supplies in several geographic areas), Adaptec (computer accessories), a U.S. Federal Governmental unit, Avaya Communication (formerly the Network Enterprise Division of Lucent Technology), Dell, (a computer manufacturer), Emtec (a manufacturer of BASF branded data media and audio visual products), Lancome (a cosmetics division of L'Oreal International), Xerox (printers and printer supplies), Thomson multimedia (RCA branded televisions and consumer electronics), Mary Kay Cosmetics (cosmetics), Pharmacia/Upjohn (pharmaceuticals), NokiaUSA.com (cell phone accessories), and Hewlett-Packard (printers and computer networking equipment).

     We target clients through a direct sales force, direct marketing, trade shows and industry conferences, trade journal advertising, and our Web site. We also pursue strategic marketing alliances with consultants and other professional firms to generate referrals and customer leads.

     Our direct sales force is comprised of dedicated sales professionals whose compensation is tied to their ability to expand our relationships with existing clients and attract new clients. We also employ highly trained implementation and account managers whose responsibilities include the oversight and supervision of client projects and maintaining high levels of client satisfaction.

TECHNOLOGY

     We maintain advanced management information systems and have automated key business functions using on-line, real-time systems. These systems enable us to provide our clients information concerning sales, inventory levels, customer payments and other operations that are essential for our clients to efficiently manage their electronic commerce and supply chain business programs. Our systems are designed to scale rapidly in order to handle the transaction processing demands of our clients.

     We employ technology from a selected group of partners, many of which are also our clients. For example, we deploy IBM e-servers and network printers in appropriate models to run Web site functions as well as order management and distribution functions. We utilize Avaya Communication for telephone switch and call center management functions. We also employ Avaya Communication for our Web-enabled customer care center to interact with customers via voice, e-mail or chat. Avaya Communication technology also allows us to share Web pages between customers and our service representatives. We have the ability to transmit and receive voice, data and video simultaneously on a single network connection to a customer to more effectively serve that customer for our client. Clients' interest in using this technology stems from its ability to allow shoppers to consult with known experts in a way that the customer chooses prior to purchasing. Our sophisticated computer-telephony integration has been accomplished by combining systems software from IBM and Avaya Communication together with our own application development. We use AT&T for our private enterprise network and long distance carrier. We use J.D. Edwards as the software provider for the primary ERP applications that we use in our operational areas and financial areas. We use Rapistan/Demag for our warehouse management, automated conveyor and "pick-to-light" (inventory retrieval) systems and Symbol Technologies/Telxon for our warehouse radio frequency applications.

     Today's business models do not often support the focus and speed that eBusiness demands, according to a recent study by Forrester Research. Many internal infrastructures are not sufficient to support the explosive growth in e-business, e-marketplaces, supply chain compression, distribution channel realignment and the corresponding demand for real-time information necessary for strategic decision-making and product fulfillment.

     To address this need, we have created the Entente Suite which is a comprehensive software solution, with supporting services and hardware, that enables companies with little or no e-commerce infrastructure to speed their time to market and minimize resource investment and risk, and allows all companies involved to improve the efficiency of their supply chain. The Entente Suite is comprised of three distinct offerings -- EntenteDirect, EntenteMessage and EntenteWeb -- which can stand alone or be combined for a fully customized e-commerce solution depending on the level of direct involvement a company wants to maintain in their e-commerce initiative.

     The components of the Entente Suite provide the open platform infrastructure that allows us to create complete e-commerce solutions with our customers. Using the various components of the Entente Suite, we can assist our clients in easily integrating their Web sites or ERP systems to our systems for real-time transaction processing without regard for their hardware platform or operating system. This high-level of systems integration allows our clients to automatically process orders, customer data and other e-commerce information. We can also track information sent to us by the client as it moves through our systems in the same manner a carrier would track a package throughout the delivery process. Our systems enable us to track, at a detailed level, information received, transmission timing, any errors or special processing required and information sent back to the client. The transactional and management information contained within our systems is made available to the client quickly and easily through the Entente Suite.

     The Entente Suite operates in an open systems environment and features the use of industry-standard XML messaging in a common message broker that supports all Entente Suite components. Additionally, the support of XML messaging in all client and vendor interfaces enables the creation of customized e-commerce and fulfillment solutions with minimal changes to our client's and our client's vendors' back office systems, speeding the implementation process. Additional connectivity support is provided for most system interfaces using X.12 and EDIFACT EDI, native Java and Windows interfaces, and standard text files via FTP. Our dual system architecture offers complete redundancy and high-availability hardware and software that virtually eliminates any risk of site failure or disruption in information flow to or from our clients e-commerce site or back office systems. This unique architecture also provides a very scaleable e-marketplace platform that can easily support high-volume requirements including seasonal variations. Additionally, because data and information flows through a direct, centralized, connection to our client's system, rather than several translation points, the Entente Suite offers maximum efficiency and real-time information delivery, reducing opportunities for error.

     The Entente Suite serves as a transparent interface to our back-office productivity suite which is a customized JD Edwards order management and fulfillment application that runs on IBM e-Servers. It is also designed to integrate with marketplace technologies offered by major marketplace software companies.

     To enhance our service offerings, we have invested in advanced telecommunications, computer telephony, electronic mail and messaging, automated fax technology, barcode scanning, wireless technology, fiber optic network communications and automated inventory management systems. We have also developed and utilize telecommunications technology that provides for automatic customer call recognition and customer profile recall for inbound customer service representatives.

     The primary responsibility of our systems development team of information technology professionals is directed at implementing custom solutions for new clients and maintaining existing client relationships. Our development team can also produce proprietary systems infrastructure to expand our capabilities in circumstances where we cannot purchase standard solutions from commercial providers. We also utilize temporary resources when needed for additional capacity.

     Our information technology operations and infrastructure are built on the premise of reliability and scalability. We maintain diesel generators and uninterruptible power supply equipment to provide constant availability to computer rooms, call centers and warehouses. Multiple Internet service providers and redundant Web servers provide for a high degree of availability to Web sites that interface with our systems. Capacity planning and upgrading is performed regularly to allow for quick implementation of new clients and avoid time-consuming infrastructure upgrades that could slow growth rates. We also have a disaster recovery plan for our information systems and maintain a "hot site" under contract with a major provider. Consequently, we can offer very aggressive service level agreements to our clients that exceed industry standards.

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

     Although many of our competitors can offer one or more of our services, we believe our primary competitive advantage is our ability to offer a wide array of services that cover a broad spectrum of e-commerce transaction management functions, including order processing and shipment, credit card payment and customer service, thereby eliminating any need for our clients to coordinate these services from different providers. We believe we are unique in offering our clients a physical infrastructure for their virtual business to handle all of their order processing, customer care service, billing, information management and product warehousing and distribution needs.

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

EMPLOYEES

     As of March 31, 2001, we had 575 full-time employees and 14 part-time employees, of which 507 were located in the United States. We are not a party to any collective bargaining agreements, and we have never suffered an interruption of business as a result of a labor dispute. We consider our relationship with our employees to be good.

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

REGULATION

     Our business may be affected by current and future governmental regulation. For example, the Internet Tax Freedom Act bars state and local governments from imposing taxes on Internet access or that would subject buyers and sellers of electronic commerce to taxation in multiple states. This act is in effect through October 2001. If legislation to extend this act or similar legislation is not enacted, Internet access and sales across the Internet may be subject to additional taxation by state and local governments, thereby discouraging purchases over the Internet and adversely affecting the market for our services.

SPIN-OFF OF PFSWEB FROM DAISYTEK

  History

     The PFSweb business unit was formed in 1991 as a subsidiary of Daisytek named "Working Capital of America" whose purpose was to provide inventory management, direct shipping to end-users, and accounts receivable collections for Daisytek customers and other third parties. Until 1996, this business unit was comprised of operations both at Working Capital of America and at Daisytek. As the business gradually developed, this business unit recognized an opportunity to expand its business and capitalize on Daisytek's strengths in customer service, order management, product fulfillment and distribution, and provide these services on an outsourcing basis. Since 1996, the operations of this business unit have been primarily focused in PFS. PFSweb was formed in 1999 to be a holding company for PFS and to facilitate the Offering and spin-off from Daisytek. In December 1999, we completed the Offering and entered into various agreements with Daisytek relating to the spin-off. Under these agreements, the spin-off was conditioned upon, among other things, the receipt of a ruling by the Internal Revenue Service ("IRS") that, among certain other tax consequences of the transaction, the spin-off qualify as a tax-free distribution for U.S. federal income tax purposes and not result in the recognition of taxable gain or loss for U.S. federal income tax purposes to Daisytek or its shareholders (the "IRS Ruling"). On June 8, 2000, Daisytek received the IRS Ruling and the Daisytek board of directors approved the spin-off and authorized the distribution of 14,305,000 shares of PFSweb common stock to the holders of Daisytek common stock. The distribution was made at the close of business on July 6, 2000 to Daisytek stockholders of record as of June 19, 2000.

  PFSweb's Relationship With Daisytek

     At the time of the Offering, PFSweb and Daisytek entered into various agreements providing for the separation of their respective business operations. These agreements govern various interim and ongoing relationships between the companies, including the transaction management services that PFSweb provides for Daisytek, the transitional services that Daisytek provides to PFSweb and a tax indemnification and allocation agreement which governs the allocation of tax liabilities and sets forth provisions with respect to other tax matters.

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

     Transfer of Assets and Liabilities. Following completion of the Offering, Daisytek transferred to PFSweb all of the fixed assets in Daisytek's Memphis distribution facility as well as certain assets associated with providing information technology services and the stock of several subsidiaries of Daisytek representing the business operations of PFSweb, and PFSweb transferred to Daisytek approximately $5 million in cash and assumed approximately $0.3 million of capital lease obligations, as well as the operating lease obligations related to these assets. PFSweb also repaid to Daisytek, from the net proceeds of the Offering, the aggregate sum of approximately $27 million, representing the outstanding balance of PFSweb's intercompany payable to Daisytek.

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

     Preservation of the Tax-free Status of the Spin-off. Daisytek has received a private letter ruling from the Internal Revenue Service to the effect that the spin-off qualify as a tax-free distribution under Section 355 of the Internal Revenue Code to Daisytek and its stockholders. In connection with obtaining such ruling, certain representations and warranties were made regarding Daisytek, PFSweb and their respective businesses. PFSweb has also agreed to certain covenants that are intended to preserve the tax-free status of the spin-off. These covenants include:

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

     Indemnification for Tax Liabilities. PFSweb has generally agreed to indemnify Daisytek and its affiliates against any and all tax-related losses incurred by Daisytek in connection with any proposed tax assessment or tax controversy with respect to the spin-off or the Contribution to the extent caused by any breach by it of any of its representations, warranties or covenants. If PFSweb causes the spin-off to not qualify as a tax-free distribution, Daisytek would incur federal income tax (which currently would be imposed at a 35% rate) and possibly state income taxes on the gain inherent in the shares distributed, which would be based upon the market value of the shares of PFSweb at the time of the spin-off. This indemnification does not apply to actions that Daisytek permits PFSweb to take as a result of a determination under the tax-related covenants as described above. Similarly, Daisytek has agreed to indemnify PFSweb and its affiliates against any and all tax-related losses incurred by it in connection with any proposed tax assessment or tax controversy with respect to the spin-off or the Contribution to the extent caused by any breach by Daisytek of any of its representations, warranties or covenants.

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

     Expenses. In general, PFSweb agreed to pay substantially all costs and expenses relating to the Offering, including the underwriting discounts and commissions, and Daisytek agreed to pay substantially all costs and expenses relating to the spin-off.

  Tax Matters

     Daisytek and PFSweb have entered into a tax indemnification and allocation agreement to govern the allocation of tax liabilities and to set forth agreements with respect to certain other tax matters.

     Under the Code, PFSweb ceased to be a member of the Daisytek consolidated group upon the completion of the spin-off.

     Daisytek generally will pay all taxes attributable to PFSweb and its subsidiaries for tax periods or portions thereof ending on or before the effective date of the Offering, except to the extent of any accruals thereof on the books and records of PFSweb or its subsidiaries for such taxes under generally accepted accounting principles. Thereafter, for tax periods or portions thereof during which PFSweb was a member of the Daisytek consolidated, combined or unitary group, PFSweb was apportioned its share of the group's income tax liability based on its taxable income determined separately from Daisytek's taxable income, and PFSweb paid its calculated taxes to Daisytek, which will then file a consolidated, combined or unitary return with the appropriate tax authorities. There may be certain U.S. state or local jurisdictions in which PFSweb will file separate income tax returns, not combined or consolidated with Daisytek, for such tax periods. In that circumstance, PFSweb would file a tax return with the appropriate tax authorities, and pay all taxes directly to the tax authority. PFSweb will be compensated for tax benefits generated by it before tax deconsolidation and used by the Daisytek consolidated group. PFSweb will prepare and file all tax returns, and pay all income taxes due with respect to all tax returns required to be filed by it for all tax periods after it ceased to be a member of the Daisytek consolidated, combined or unitary group.

     Daisytek is responsible for most U.S. tax adjustments related to PFSweb for all periods or portions thereof ending on or before the effective date of the Offering. In addition, PFSweb and Daisytek have agreed to cooperate in any tax audits, litigation or appeals that involve, directly or indirectly, periods prior to the time that PFSweb ceased to be a member of the Daisytek consolidated group. PFSweb and Daisytek have agreed to indemnify each other for tax liabilities resulting from the failure to cooperate in such audits, litigation or appeals, and for any tax liability resulting from the failure to maintain adequate records.

     Notwithstanding the tax allocation agreement, for all periods in which Daisytek owned 80% or more of PFSweb's capital stock, PFSweb will be included in Daisytek's consolidated group for federal income tax purposes. If Daisytek or other members of the consolidated group fail to make any federal income tax payments, PFSweb will be liable for the shortfall since each member of a consolidated group is liable for the group's entire tax obligation.

     Under the tax indemnification and allocation agreement, Daisytek has agreed to indemnify PFSweb against any taxes resulting from the failure of the spin-off to qualify for tax-free treatment, except that PFSweb will be liable for, and will indemnify Daisytek against, any taxes resulting from the failure of the spin-off to qualify for tax-free treatment if it is the result of PFSweb engaging in a "Prohibited Action" or the occurrence of a "Disqualifying Event." Neither PFSweb nor Daisytek have the option to rescind the spin-off if a tax liability results.

     A "Prohibited Action" is defined as:

     - if PFSweb takes any action which is inconsistent with the tax treatment of the spin-off as contemplated in the IRS Ruling; or

     - if, prior to the spin-off, PFSweb issued shares of stock or took any other action that would result in it not being controlled by Daisytek within the meaning of Section 368(c) of the Code.

     A "Disqualifying Event" includes any event involving the direct or indirect acquisition of the shares of PFSweb's capital stock after the spin-off which has the effect of disqualifying the spin-off from tax-free treatment, whether or not the event is the result of our direct action or within PFSweb's control.

  Transaction Management Services Agreement

     PFSweb and Daisytek entered into a transaction management services agreement which sets forth the transaction management services that PFSweb provides for Daisytek. Under this agreement, PFSweb provided a wide range of transaction management services, including information management, order fulfillment and distribution, product warehousing, inbound call center services, product return administration and other services.

     As described in "Sale of Assets to Daisytek," effective May 2001, Daisytek and PFSweb terminated the transaction management services agreement. This termination did not affect the existing arrangements with IBM. See "Historical Financial Presentation."

     As part of the restructuring of PFSweb's arrangements with IBM, PFSweb has also entered into transaction management agreements with Daisytek to provide transaction management services, on a worldwide basis, in connection with Daisytek's distribution of various IBM products. Under these agreements, PFSweb receives service fees based upon a variable percent of Daisytek's gross profit arising from its IBM product sales. These agreements are coterminous with PFSweb's IBM agreements which, have scheduled expiration dates through September 2001, although IBM may terminate these agreements at any time. Daisytek has indicated that it does not intend to continue distributing IBM product under these agreements after their scheduled expiration date. We are currently discussing with IBM the continuation of these arrangements and have received a letter of intent from IBM to extend such agreements with PFS for two years subject to obtaining satisfactory financing. There can be no assurance that these discussions will be successful or that our arrangements with IBM will continue or, if they continue, any of the terms thereof. It is possible that new arrangements with IBM may involve cash commitments by the Company, new third party financing, a joint venture with a new master distributor or direct ownership by the Company of the IBM products. We believe that through one of these financing arrangements, we will be able to continue to earn revenues in the future associated with selling or providing services related to IBM product.

  Transition Services Agreement

     Upon completion of the Offering, Daisytek and PFSweb entered into a transition services agreement. Under this agreement, Daisytek provided PFSweb with various services relating to employee payroll and benefits, use of facilities, and other administrative services. Daisytek provided PFSweb with these services until the completion of the spin-off (the "Transition Period"), except that, with respect to any particular service, PFSweb may, upon notice to Daisytek, either terminate the Transition Period as of an earlier date or extend the Transition Period for up to one year from the completion of the Offering.

     The agreement required PFSweb to use all commercially reasonable efforts to obtain these transition services from a source other than Daisytek prior to the conclusion of the Transition Period. If, however, PFSweb cannot obtain any transition service from a source other than Daisytek and the transition service was necessary for PFSweb to continue to operate its business, then, PFSweb may require Daisytek to continue to provide the transition service for an additional period not to exceed six months.

     Generally, PFSweb paid Daisytek for these transition services an amount equal to the cost historically allocated by Daisytek to PFSweb's business, adjusted to reflect any changes in the nature, cost or level of the services so provided. If PFSweb required Daisytek to provide it with any transition service after the expiration of the Transition Period, PFSweb paid Daisytek the fair market value of these services.

     Daisytek is no longer providing services to PFSweb under this transition services agreement.

  Substitute Stock Options

     In connection with the completion of the spin-off, all outstanding Daisytek stock options were replaced with substitute stock options as described below:

     Options held by Daisytek employees who were transferred to PFSweb were replaced (at the option holder's election) with either options to acquire shares of PFSweb common stock or options to acquire shares of both Daisytek common stock and PFSweb common stock (which may be exercised separately) (the "Unstapled Options"). Options held by Daisytek employees who remained with Daisytek were replaced (at the option holder's election) with either options to acquire shares of Daisytek common stock or Unstapled Options.

     In general, the adjustments to the outstanding Daisytek options were established pursuant to a formula designed to ensure that: (1) the aggregate "intrinsic value" (i.e. the difference between the exercise price of the option and the market price of the common stock underlying the option) of the substitute options did not exceed the aggregate intrinsic value of the outstanding Daisytek stock option which was replaced by such substitute option immediately prior to the spin-off, and (2) the ratio of the exercise price of each option to the market value of the underlying stock immediately before and after the spin-off was preserved.

     Substantially all of the other terms and conditions of each substitute stock option, including the time or times when, and the manner in which, each option will be exercisable, the duration of the exercise period, the permitted method of exercise, settlement and payment, the rules that will apply in the event of the termination of employment of the employee, the events, if any, that may give rise to an employee's right to accelerate the vesting or the time or exercise thereof and the vesting provisions, are the same as those of the replaced Daisytek stock option, except that option holders who are employed by one company will be permitted to exercise, and will be subject to all of the terms and provisions of, options to acquire shares in the other company as if such holder was an employee of such other company.

     No adjustment or replacement was made to outstanding PFSweb stock options as a result of the spin-off.

  Sale of Assets to Daisytek

     In May 2001, we sold to Daisytek certain of our assets used to provide transaction management services to Daisytek and its subsidiaries for a purchase price of $11 million ($10 million of which was paid at closing and $1 million is payable over a six month period subject to certain potential offsets). As part of this transaction, Daisytek and PFSweb terminated the transaction management services agreement described above. As part of this transaction, we and Daisytek entered into a six-month (subject to optional renewals) transition services agreement under which we agreed to provide Daisytek with certain information technology transition services for a monthly service fee, subject to satisfaction of certain performance criteria.

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

RISKS RELATED TO OUR BUSINESS

  Our financial information for periods prior to fiscal 2001 may not be representative of our results as a separate company.

     The financial information for periods prior to fiscal 2001 included in this Form 10-K may not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity during the periods presented or what our results of operations, financial position and cash flows will be in the future. This is because:

     - we made certain adjustments and allocations since Daisytek did not account for us as, and we were not operated as, a single stand-alone business for the periods presented; and

     - the information does not reflect many significant changes that occurred in our funding and operations as a result of our new agreements with IBM and our separation from Daisytek.

     We cannot assure you that the adjustments and allocations we made in preparing our historical consolidated financial statements appropriately reflect our operations during such periods as if we had, in fact, operated as a stand-alone entity or what the actual effect of our separation from Daisytek would have been. Accordingly, we cannot assure you that our historical results of operations are indicative of our future operating or financial performance.

  Our revenue is dependent upon our clients' business and product sales; all of our client agreements are terminable by the client at will.

     Our revenue is primarily transaction based and will fluctuate with the volume of transactions or level of sales of the products by our clients for which we provide transaction management services. If we are unable to retain existing clients or attract new clients or if we dedicate significant resources to clients whose business does not generate substantial transactions or whose products do not generate substantial customer sales, our business may be materially adversely affected. In addition, generally all of our agreements with our clients are terminable by the client at will. Therefore, we cannot assure you that any of our clients will continue to use our services for any period of time.

     In particular, after giving effect to the termination of our transaction management services agreement with Daisytek, it is estimated that approximately 21% of our revenue will be derived from our existing arrangements with IBM and Daisytek. Under these arrangements, Daisytek acts as a distributor of various IBM products. These arrangements have various scheduled expiration dates through September 2001 and are otherwise generally terminable at will. Daisytek has indicated that it does not intend to continue to distribute these products under these arrangements after their scheduled expiration dates. We are currently discussing with IBM the continuation of these arrangements and have received a letter of intent from IBM to extend such agreements with PFS for two years subject to obtaining satisfactory financing. There can be no assurance that these discussions will be successful or that our arrangements with IBM will continue or, if they continue, any of the terms thereof. It is possible that new arrangements with IBM may involve cash commitments by the Company, new third party financing, a joint venture with a new master distributor or direct ownership by the Company of the IBM products. We believe that through one of these financing arrangements, we will be able to continue to earn revenues in the future associated with selling or providing services related to IBM product. In addition, for an interim period, it is estimated that 13% of our revenue will be derived from a transition services agreement with Daisytek under which our fees are subject to potential offsets arising from performance criteria and other factors.

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

     A significant component of our business strategy is to continue to operate and expand internationally. We currently operate a 150,000 square foot distribution center in Liege, Belgium. We cannot assure you that we will be successful in expanding into additional international markets. In addition to the uncertainty regarding our ability to generate revenue from foreign operations and expand our international presence, there are risks inherent in doing business internationally, including:

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

     We may review strategic alliance or acquisition opportunities that would complement our current business or enhance our technological capabilities. Integrating any newly acquired businesses, technologies or services may be expensive and time-consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders. In addition, we have limited ability to issue capital stock during the two-year period following the spin-off. We may not be able to operate any acquired businesses profitably or otherwise implement our growth strategy successfully. If we are unable to integrate any newly acquired entities or technologies effectively, our operating results could suffer. Future acquisitions by us could also result in incremental expenses and the incurrence of debt and contingent liabilities, or amortization of expenses related to goodwill and other intangibles, any of which could harm our operating results.

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

RISKS RELATED TO DAISYTEK

  For an interim period, we depend on Daisytek for a significant portion of our revenue.

     As part of the asset sale to Daisytek described above, we will be providing information technology transition services for Daisytek under a six-month agreement (with optional renewal periods). During this period, the fees generated under this agreement are estimated to be approximately 13% of our revenue. Our fees under this agreement are subject to certain offsets and satisfaction of certain performance criteria.

  We have potential liability to Daisytek for tax indemnification obligations.

     Under the terms of our tax indemnification and allocation agreement with Daisytek, we will indemnify Daisytek for any tax liability it suffers arising out of our actions, or certain actions to which we are a party that may exist, before or after the spin-off that would cause the spin-off to lose its qualification as a tax-free distribution for federal income tax purposes. These actions include any event involving the acquisition of the shares of our capital stock after the spin-off which has the effect of disqualifying the spin-off from tax-free treatment, whether or not the event is the result of our direct action or within our control. If we cause the spin-off to not qualify as a tax-free distribution, Daisytek would incur federal income tax (which currently would be imposed at a 35% rate), and possibly state income taxes on the gain inherent in the shares distributed, which would be based upon the market value of the PFSweb shares at the time of the spin-off. In the event that we are required to indemnify Daisytek in respect of this liability, it would have a material adverse effect on our cash flow and business operations.

  We have potential liability for Daisytek's tax obligations.

     For all periods in which Daisytek owned 80% or more of our capital stock, we are included in Daisytek's consolidated group for federal income tax purposes. If Daisytek or other members of the consolidated group fail to make any federal income tax payments, we would be liable for the shortfall since each member of a consolidated group is liable for the group's entire tax obligation.

  We have limited ability to issue common stock after the spin-off.

     In order for the spin-off to be tax-free to Daisytek and Daisytek's stockholders, we agreed to certain limitations upon our issuance of capital stock during the two-year period after the spin-off, such as issuing an additional amount of our capital stock in a single transaction or series of transactions related to the spin-off which, when combined with the common stock issued in the offering, could cause a 50% or greater change in the vote or value of our outstanding capital stock. These restrictions may impede our ability to complete transactions using our capital stock or to attract qualified persons to become officers or directors.

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

RISKS RELATED TO OUR STOCK

  Our common stock is subject to possible delisting from Nasdaq.

     The closing price of our common stock on the Nasdaq National Market on June 25, 2001 was $0.94. In the event the price of our common stock is below $1.00 for 30 consecutive trading days, we are subject to a delisting determination from Nasdaq. In such event, we would expect to list our common stock on the OTC Bulletin Board or another quotation system or exchange on which our shares would qualify. The delisting of our common stock could have a material adverse effect on the market price of, and the efficiency of the trading market for, our common stock.

  Our certificate of incorporation, our bylaws, our shareholder rights plan and Delaware law make it difficult for a third party to acquire us, despite the possible benefit to our stockholders.

     Provisions of our certificate of incorporation, our bylaws, our shareholder rights plan and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. For example, our certificate of incorporation provides for a classified board of directors, meaning that only approximately one-third of our directors will be subject to re-election at each annual stockholder meeting. Our certificate of incorporation also permits our Board of Directors to issue one or more series of preferred stock which may have rights and preferences superior to those of the common stock. The ability to issue preferred stock could have the effect of delaying or preventing a third party from acquiring us. We have also adopted a shareholder rights plan. These provisions could discourage takeover attempts and could materially adversely affect the price of our stock.

ITEM 2. PROPERTIES

     Our PFSweb business is headquartered in a central office facility located in Plano, Texas, a Dallas suburb.

     In the U.S., after giving effect to the sale of assets to Daisytek, we operate an approximately eight hundred thousand square foot central distribution complex in Memphis, Tennessee. This complex is located approximately four miles from the Memphis International Airport, where both Federal Express and United Parcel Service operate large hub facilities.

     We also operate a 150,000 square foot distribution center in Liege, Belgium, which has many of the same advanced distribution systems and equipment as in our Memphis complex. We also maintain a warehouse and customer care center in Toronto, Canada under a short-term arrangement expiring in September 2001. We currently expect to relocate this facility to another location in Toronto. We operate customer service centers in Memphis, Tennessee; Plano, Texas; Toronto, Canada; and Liege, Belgium. Our call center technology permits the automatic routing of calls to available customer service representatives in several of our call centers.

     All of our facilities are leased and the material lease agreements contain one or more renewal options.

ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed and trades on the Nasdaq Stock Market under the symbol "PFSW." The following table sets forth for the period indicated the high and low sale price for the common stock as reported by the Nasdaq National
Market:

                                                                   PRICE
                                                              ----------------
                                                              HIGH        LOW
                                                              -----      -----
Fiscal Year 2000
  Third Quarter.............................................   $52 11/16  $31 5/8
  Fourth Quarter............................................   $40 3/8    $12
Fiscal Year 2001
  First Quarter.............................................   $17 1/8    $ 3 7/8
  Second Quarter............................................   $ 5        $ 1 59/64
  Third Quarter.............................................   $ 2 11/16  $  17/32
  Fourth Quarter............................................   $ 1 19/32  $  21/32

     As of June 15, 2001, there were approximately 7,500 shareholders of which 111 were record holders of the common stock.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

HISTORICAL PRESENTATION

     The selected consolidated historical statement of operations data for each of the fiscal years ended March 31, 1999, 2000 and 2001, and the selected consolidated balance sheet data as of March 31, 2000 and 2001 have been derived from our audited consolidated financial statements, and should be read in conjunction with those statements and notes, which are included in this Form 10-K. The selected consolidated statement of operations data for the fiscal years ended March 31, 1997 and 1998 and the selected consolidated balance sheet data as of March 31, 1997, 1998 and 1999 have been derived from our audited consolidated financial statements, and should be read in conjunction with those statements, which are not included in this Form 10-K. The financial information for periods prior to fiscal 2001 herein may not necessarily reflect our results of operations, financial position and cash flows in the future or what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity during the periods presented. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto which are included elsewhere in this Form 10-K.

                HISTORICAL SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        FISCAL YEARS ENDED MARCH 31,
                                              ------------------------------------------------
                                               1997      1998      1999      2000       2001
                                              -------   -------   -------   -------   --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Product revenue...........................  $16,543   $45,804   $93,702   $55,778   $     --
  Service fee revenue.......................    1,034     3,539     7,547    30,829     48,258
  Other revenue.............................       --        --        --        --      2,097
                                              -------   -------   -------   -------   --------
          Total revenues....................   17,577    49,343   101,249    86,607     50,355
                                              -------   -------   -------   -------   --------
Costs of revenues:
  Cost of product revenue...................   15,768    43,392    88,335    52,639         --
  Cost of service fee revenue...............      596     2,208     5,323    23,475     34,261
  Cost of other revenue.....................       --        --        --        --      2,470
                                              -------   -------   -------   -------   --------
          Total costs of revenues...........   16,364    45,600    93,658    76,114     36,731
                                              -------   -------   -------   -------   --------
Gross profit................................    1,213     3,743     7,591    10,493     13,624
Percent of revenues.........................      6.9%      7.6%      7.5%     12.1%      27.1%
Selling, general and administrative
  expenses..................................    1,074     3,705     6,711    17,764     25,446
                                              -------   -------   -------   -------   --------
Income (loss) from operations...............      139        38       880    (7,271)   (11,822)
Interest expense (income), net..............       77       143       374       459     (1,091)
                                              -------   -------   -------   -------   --------
Income (loss) before income taxes...........       62      (105)      506    (7,730)   (10,731)
Income tax expense (benefit)................       38       (30)      214    (1,791)        25
                                              -------   -------   -------   -------   --------
Net income (loss)...........................  $    24   $   (75)  $   292   $(5,939)   (10,756)
                                              =======   =======   =======   =======   ========
PER SHARE DATA:
Net income (loss) per share:
  Basic and diluted(a)......................  $  0.00   $ (0.01)  $ (0.02)  $ (0.38)  $  (0.60)
                                              =======   =======   =======   =======   ========
Weighted average number of shares
  outstanding:
  Basic and diluted(a)......................   14,305    14,305    14,305    15,479     17,879

---------------

(a) Prior to the Offering, which was consummated in fiscal 2000, basic and diluted net income (loss) per share was determined based on net income
     (loss) divided by the 14,305,000 shares outstanding. There were no potentially dilutive securities outstanding prior to the Offering. For fiscal 2000 and 2001, outstanding options to purchase common shares of PFSweb were anti-dilutive and have been excluded from the weighted average share computation.

                                                                AS OF MARCH 31,
                                                 ---------------------------------------------
                                                  1997     1998     1999      2000      2001
                                                 ------   ------   -------   -------   -------
CONSOLIDATED BALANCE SHEET DATA:
Working capital................................  $5,757   $1,344   $14,636   $27,974   $20,023
Total assets...................................  15,614   20,911    69,057    60,405    58,737
Long-term obligations..........................   5,851    1,827    29,029     2,407     3,379
Shareholders' equity (deficit).................      (8)    (155)      581    47,650    37,001

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K.

FORWARD-LOOKING INFORMATION

     We have made forward-looking statements in this Report on Form 10-K. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like "seek," "strive," "believe," "expect," "anticipate," "predict," "potential," "continue," "will," "may," "could," "intend," "plan," "target" and "estimate" or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to those set forth above or elsewhere in this Report on Form 10-K could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:

     - Our ability to retain and expand relationships with existing clients and attract new clients;

     - our reliance on the fees generated by the transaction volume or product sales of our clients;

     - our reliance on our clients' projections or transaction volume or product sales;

     - the impact of strategic alliances and acquisitions;

     - trends in the market for our services;

     - trends in e-commerce;

     - whether we can continue and manage growth;

     - changes in the trend toward outsourcing;

     - increased competition;

     - effects of changes in profit margins;

     - the unknown effects of possible system failures and rapid changes in technology;

     - trends in government regulation both foreign and domestic;

     - foreign currency risks and other risks of operating in foreign countries;

     - our dependency on key personnel;

     - our ability to raise additional capital;

     - the continued listing of our common stock on the NASDAQ; and

     - our relationship with and separation from Daisytek, our former parent corporation.

     We have based these statements on our current expectations about future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee you that these expectations actually will be achieved. In addition, some forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future. There may be additional risks that we do not currently view as material or that are not presently known. In evaluating these statements, you should consider various factors, including the risks set forth in the section entitled "Risk Factors" beginning on page 21.

OVERVIEW

     We are an international outsourcing provider of integrated business process outsourcing solutions to major brand name companies seeking to maximize their supply chain efficiencies and to extend their e-commerce initiatives. We derive our revenues from a broad range of services, including professional consulting, technology collaboration, order management, managed web hosting and web development, customer relationship management, billing and collection services, information management and international fulfillment and distribution services. We offer our services as an integrated solution, which enables our clients to outsource their complete infrastructure needs to a single source and to focus on their core competencies. Our distribution services are conducted at our warehouses and include real-time inventory management and customized picking, packing and shipping of our clients' customer orders. We currently provide infrastructure and distribution solutions to over 30 clients that operate in a range of vertical markets, including technology manufacturing, computer products, printers, cosmetics, fragile goods, high security collectibles, pharmaceuticals, housewares, telecommunications and consumer electronics, among others.

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

     Our expenses are comprised of:

     - prior to September 30, 1999, cost of product revenue, which consisted of the price of product sold and net freight costs;

     - cost of service fee revenue, which consists primarily of compensation and related expenses for our Web-enabled customer contact center services, international fulfillment and distribution services and professional consulting services, and other fixed and variable expenses directly related to providing services under the terms of fee based contracts, including certain occupancy and information technology costs and depreciation and amortization expenses; and selling, general and administrative expenses, which consist primarily of compensation and related expenses for sales and marketing staff, executive, management and administrative personnel and other overhead costs, including certain occupancy and information technology costs and depreciation and amortization expenses. In addition, for the periods prior to fiscal 2001, certain direct contract costs related to our IBM master distributor agreements have been reflected as selling and administrative expenses.

HISTORICAL FINANCIAL PRESENTATION

     We believe our historical financial statements for the periods prior to fiscal 2001 may not provide a meaningful comparison to our current and future financial performance for the reasons described below.

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

     As a result of the restructuring of the IBM agreements, our historical financial statements for the periods prior to fiscal 2001 may not provide a meaningful comparison to our current and future financial statements. This is because, as a master distributor under our prior agreements, we recorded revenue as product revenue as we sold the product to IBM customers. Similarly, our gross profit was based upon the difference between our revenue from product sales and the cost of purchasing the product from IBM. Currently, however, our revenue under the new IBM agreements is service fee revenue that is payable by Daisytek and is based upon a variable percentage of Daisytek's gross profit arising from its IBM product sales.

     As a result of this restructuring of our IBM agreements, our total revenues arising under our new IBM agreements have been reduced, as compared to the total revenues arising under the prior IBM agreements. However, our gross profit margin as a percent of service fee revenue under the new IBM agreements is higher as compared to our gross profit margin as a percent of product revenue under the prior IBM agreements.

     In addition, upon completion of the Offering on December 2, 1999, we entered into a new transaction management services agreement with Daisytek. Under this agreement, we received service fee revenue based upon a percentage of Daisytek's shipped product revenue. Consequently, our historical financial statements reflect the service fee revenue we received from Daisytek under this new agreement for the twelve months ended March 31, 2001, but for only four months in the fiscal year ended March 31, 2000.

     Additionally, upon completion of the Offering, Daisytek transferred to us fixed assets and other assets which are being used in our business. We paid to Daisytek a portion of the net proceeds of the Offering and assumed capital and operating lease obligations related to these assets.

RESULTS OF OPERATIONS

     The following table sets forth certain historical financial information from our audited consolidated statements of operations expressed as a percent of revenues.

                                                              FISCAL YEARS ENDED MARCH 31,
                                                              ----------------------------
                                                               1999       2000       2001
                                                              ------     ------     ------
Product revenue.............................................   92.5%      64.4%        --%
  Service fee revenue.......................................    7.5       35.6       95.8
  Other revenue.............................................     --         --        4.2
                                                              -----      -----      -----
          Total revenues....................................  100.0      100.0      100.0
                                                              -----      -----      -----
  Cost of product revenue (as % of product revenue).........   94.3       94.4         --
  Cost of service fee revenue (as % of service fee
     revenue)...............................................   70.5       76.1       71.0
  Cost of other revenue (as % of other revenue).............     --         --      117.8
                                                              -----      -----      -----
          Total costs of revenues...........................   92.5       87.9       72.9
                                                              -----      -----      -----
  Gross profit..............................................    7.5       12.1       27.1
  Selling, general and administrative expenses..............    6.6       20.5       50.5
                                                              -----      -----      -----
  Income (loss) from operations.............................    0.9       (8.4)     (23.4)
  Interest expense (income), net............................    0.4        0.5       (2.0)
                                                              -----      -----      -----
  Income (loss) before income taxes.........................    0.5       (8.9)     (21.4)
  Income tax expense (benefit)..............................    0.2       (2.0)        --
                                                              -----      -----      -----
  Net income (loss).........................................    0.3%      (6.9)%    (21.4)%
                                                              =====      =====      =====

FISCAL YEAR ENDED MARCH 31, 2001 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2000

     We believe our historical financial statements for the periods prior to fiscal 2001 may not provide a meaningful comparison to our current and future financial performance for the reasons described above.

     Product Revenue. Product revenue was zero for fiscal 2001 as compared to $55.8 million for fiscal 2000. As stated above, during the quarter ended September 30, 1999, we, Daisytek and IBM entered into new agreements applicable to all of our IBM relationships. As a result of these new agreements, the activities performed under these contracts since that date were accounted for as service fee revenue as opposed to product revenue.

     Service Fee Revenue. Service fee revenue was $48.3 million for fiscal 2001 as compared to $30.8 million during fiscal 2000, an increase of $17.5 million or 56.5%. Changes in service fee revenues over prior periods were due to the further expansion of existing contracts, the restructuring of all the IBM contracts, new service contract relationships, our transaction management services agreement with Daisytek which commenced on the completion of the Offering in December 1999 and the impact of certain contract terminations. Service fee revenue from existing contracts increased $13.3 million and new service contract relationships added $4.2 million for fiscal 2001. Service fee revenue for fiscal 2001 also includes approximately $0.5 million of previously deferred revenue associated with terminated contracts. For fiscal 2001, service fee revenue totaling $27.6 million included fees earned from Daisytek under our new transaction management services agreement, effective as of the Offering, our new IBM contracts that, prior to the September 1999 quarter, would have been reported as product revenue, and for certain subcontracted services. During fiscal 2001 we effected certain contract terminations with service fee revenues of approximately $8 million and have experienced a longer implementation cycle associated with new larger contracts. As a result of the contract terminations and the asset sale to Daisytek (discussed below in "Liquidity and Capital Resources"), our service fee revenue performance is expected to be lower for the next several quarters.

     Other Revenue. Other revenue of $2.1 million for fiscal 2001 represents the fees charged to clients in conjunction with the early termination of certain contracts.

     Cost of Product Revenue. Cost of product revenue was zero for fiscal 2001, as compared to $52.6 million during fiscal 2000. Cost of product revenue as a percent of product revenue was zero during fiscal 2001 and 94.4% during fiscal 2000. The resulting gross profit margin was 5.6% for fiscal 2000.

     Cost of Service Fee Revenue. Cost of service fee revenue was $34.3 million for fiscal 2001, as compared to $23.5 million during fiscal 2000, an increase of $10.8 million or 45.9%. The resulting service fee gross profit was $14.0 million or 29.0% of service fee revenue, during fiscal 2001 as compared to $7.4 million, or 23.9% of service fee revenue during fiscal 2000. The increase in gross profit margin for fiscal 2001 resulted primarily from the further expansion of existing contracts and new service contract relationships, including our transaction management services agreement with Daisytek, which commenced on the completion of the Offering in December 1999, and the termination of certain lower margin producing contracts. The gross profit margin also increased because cost of service fee revenue for fiscal 2000 included incremental costs related to a large number of new client implementations during that year. Fiscal 2001 gross profit increases were offset by approximately $0.5 million of previously deferred costs associated with terminated contracts. In addition, certain excess infrastructure costs, incremental operating costs related to terminated contracts and costs associated with improving service quality had a negative impact on fiscal 2001 gross margin. As a percentage of total revenues, the gross profit margin for fiscal 2001 of 27.1% increased when compared to the 12.1% gross profit margin for fiscal 2000 due to the factors discussed above as well as the restructuring of all of the IBM contracts into service fee contracts, which typically have a higher gross profit margin as a percent of revenue as compared to the gross profit margin as a percent of revenue earned under the IBM master distributor agreements.

     Cost of Other Revenue. Cost of other revenue for fiscal 2001 includes costs from certain terminated contracts and are primarily comprised of approximately $0.4 million of employee severance costs, approximately $0.5 million of asset impairments from fixed assets which were specific to terminated contracts and have no further value to PFSweb, and approximately $1.6 million of certain uncollectible amounts receivable from, and liabilities applicable to, clients who have terminated contracts.

     Selling, General and Administrative Expenses. SG&A expenses were $25.4 million for fiscal 2001, or 50.5% of revenues, as compared to $17.8 million, or 20.5% of revenues, for fiscal 2000. As a result of incremental costs, the restructuring of the IBM agreements and the related reduction in product revenue, SG&A expenses as a percentage of total revenue were higher in fiscal 2001 than in fiscal 2000. SG&A expenses increased as a result of costs incurred to support the higher sales volumes under both new and existing contracts, certain excess infrastructure costs, incremental investments in resources and technology to support our continued growth and public company costs.

     Interest Expense (Income), Net. Interest income was $1.1 million for fiscal 2001 as compared to interest expense of $0.5 million for fiscal 2000. The weighted average interest rate was 6.7% during fiscal 2000. Our intercompany payable to Daisytek, on which we incurred interest expense during fiscal 2000, was repaid with a portion of the proceeds from our Offering. Subsequent to the Offering, the remaining proceeds have been utilized to fund working capital needs and capital expenditures and generate interest income. In future periods, available cash will be used for future capital expenditures, working capital needs and possible acquisitions, and to the extent that we have excess cash available, we expect to generate interest income.

     Income Taxes. For fiscal 2001, we recorded income tax expense associated with our Canadian operations. Because of our limited operating history in Europe, it is uncertain whether it is "more likely than not" that we will be able to utilize our European losses in future periods and therefore we did not record an income tax benefit for the pre-tax losses. To the extent we have future losses in Europe, it will continue to negatively impact our income tax expense (benefit). During fiscal 2001, we recorded an income tax benefit of $0.1 million related to our ability to utilize our net operating losses to offset future taxes related to deferred tax liabilities. However, since we ceased to be included in Daisytek's consolidated return due to the completion of the spin-off and we have not established a sufficient history of earnings from our U.S. operations, on a stand-alone basis, a valuation allowance has been provided for the remaining net deferred tax asset as of March 31, 2001. For fiscal 2000, although we did not benefit our European losses, as a result of the inclusion of our

U.S. operations in Daisytek's consolidated return prior to the spin-off, our income tax benefit as a percentage of pre-tax loss was 23.2%.

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

     Income Taxes. Our income tax benefit as a percentage of pre-tax loss was 23.2% for fiscal 2000 as compared to an income tax provision as a percentage of pre-tax income of 42.3% for fiscal 1999. We were included in Daisytek's consolidated tax return for all periods through the date of the spin-off from Daisytek. As part of the tax sharing agreement entered into with Daisytek, we were reimbursed for any income tax benefit derived from our inclusion in the consolidated return. However, any loss generated by us in Europe is not included in the Daisytek consolidated return and may not be utilized at a consolidated level. Accordingly, in fiscal 2000, we recorded a benefit for the pre-tax loss generated in the U.S., however, because of our limited operating history in Europe, it was uncertain whether it is "more likely than not" that we would be able to utilize our European losses in future periods and therefore we did not record an income tax benefit for those pre-tax losses. Additionally, since we ceased to be included in Daisytek's consolidated return upon completion of the spin-off and we had not established a sufficient history of earnings, on a stand-alone basis, a valuation allowance was provided for the net deferred income tax asset as of March 31, 2000. For fiscal 1999, the income tax percentage was impacted by the differences between our U.S. and foreign subsidiaries, which are taxed at different rates.

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 2001, we utilized our capital resources, which consisted primarily of the remaining proceeds of the Offering, to fund operations and capital expenditures. As a result, working capital decreased to $20.0 million at March 31, 2001 from $28.0 million at March 31, 2000. Prior to fiscal 2001, as a subsidiary of Daisytek, we historically funded our business through intercompany borrowings from Daisytek. As a result of the Offering, we repaid such intercompany borrowings. We may seek our own credit facility in order to provide additional financing in the future, in addition to our current cash position of over $22 million. We currently believe that our cash position will satisfy our known operating cash needs and our working capital and capital expenditure requirements for the next twelve months. Our cash position was further increased as a result of an asset sale, described below, subsequent to March 31, 2001.

     Net cash used in financing activities was $0.2 million in fiscal 2001, representing payments on our capital lease obligations partially offset by the proceeds from issuance of common stock. Net cash provided by financing activities was $24.0 million for fiscal 2000. In December 1999, we successfully completed our Offering and sold 3,565,000 shares of common stock, including the underwriters over-allotment, at $17 per share. Net proceeds from the offering aggregated approximately $53.0 million. Proceeds were used to repay an intercompany payable to Daisytek of approximately $27 million and to acquire from Daisytek all fixed assets in its Memphis distribution facility, as well as certain assets providing information technology services for approximately $5 million, and we received the stock of several subsidiaries of Daisytek representing the business operations of PFSweb. Net cash provided by financing activities was $27.7 million for fiscal 1999. During fiscal 1999, cash provided by Daisytek was used to fund the incremental financing of one of our client's inventory, our capital expenditures and working capital requirements.

     Net cash used in operating activities was $0.2 million for fiscal 2001, and primarily reflected an increase in accounts payable and accrued expenses of $7.9 million and a decrease in prepaid expenses and other current assets of $5.7 million and accounts receivable of $0.6 million. The increase in accounts payable is primarily attributable to $7.2 million of VAT collections that are due one of our clients. The increase in other current assets primarily relates to receivables associated with our European operations including a $1.1 million note receivable from a terminated client, a $1.6 million receivable related to an asset based governmental grant and VAT receivables of $2.3 million. Cash flows provided by operating activities totaled $10.6 million for fiscal 2000 and primarily reflected a reduction in accounts payable and accrued expenses of $25.0 million, accounts receivable of $8.3 million and inventory of $29.9 million. These reductions primarily related to the transfer of the IBM related working capital assets from us to Daisytek in conjunction with the new IBM agreements. Net cash used in operating activities was $12.3 million for fiscal 1999. Working capital requirements increased in fiscal 1999 primarily due to product revenue growth under our North American IBM master distributor agreements. We also entered into new master distributor agreements in December 1998 to provide services for IBM in Europe. Our North American revenue growth, as well as the new European contracts, resulted in significant increases in IBM contract related accounts receivable, inventory and accounts payable.

     Cash used in investing activities for fiscal 2001 totaled $2.1 million. Capital expenditures were $5.5 million for fiscal 2001. Partially offsetting these capital expenditures was the full repayment of other receivables. Cash used in investing activities was $10.2 million for fiscal 2000. During fiscal 2000, our capital expenditures totaled $21.2 million and included the asset purchase from Daisytek at the completion of the Offering, our new Belgium distribution facility, and the expansion of U.S. sales and distribution facilities. Partially offsetting these capital expenditures was a reduction of other receivables. Cash used in investing activities for fiscal 1999 totaled $14.9 million, and was primarily a result of a long-term contractual agreement with one of our clients pursuant to which, as part of the services that we provide, we financed certain of the client's inventory. Capital expenditures were $2.7 million for fiscal 1999. Capital expenditures have historically consisted primarily of additions to upgrade our management information systems, including our Internet-based customer tools, other methods of e-commerce and general expansion of our facilities, both domestic and foreign. We expect to incur significant capital expenditures in order to support new contracts and anticipated future growth opportunities. We anticipate that our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months will be approximately $4 to $7 million. Some of these expenditures may be financed through operating or capital leases.

     On May 25, 2001, the Company completed the sale of certain assets to Daisytek pursuant to an Asset Purchase Agreement (the "Purchase Agreement"). Under the Purchase Agreement, the Company transferred and sold to Daisytek certain distribution and fulfillment assets, including equipment and fixtures, that were previously used by the Company to provide outsourcing services to Daisytek. Daisytek also assumed certain related equipment leases and a warehouse lease and hired certain employees who were associated with the warehouse facility. The consideration payable under the Purchase Agreement of $11.0 million ($10 million of which was paid at closing on May 25, 2001 and $1 million of which is payable over six months, subject to certain potential offsets) included a release by the Company and Daisytek of certain transaction management services agreements previously entered into between the Company and Daisytek and a Daisytek subsidiary. Proceeds of $10 million (excluding the $1 million deferred proceeds) were received for assets with an approximately $4.5 million net book value with a resulting $5.0 million gain, after closing costs of $0.5 million. Concurrently with the closing of the asset sale, the Company and Daisytek also entered into a six-month transition services agreement under which the Company will provide Daisytek with certain transitional and information technology services for which the Company will receive monthly service fees, subject to satisfaction of certain performance criteria.

     After giving effect to the termination of our agreement with Daisytek, approximately 21% of our revenue will be derived from our existing arrangements with IBM. Under these arrangements, Daisytek acts as a distributor of various IBM products. These arrangements have various scheduled expiration dates through September 2001 and are otherwise generally terminable at will. Daisytek has indicated that it does not intend to continue to distribute these products under these arrangements after their scheduled expiration date. We are currently discussing with IBM the continuation of these arrangements and have received a letter of intent from IBM to extend such agreements with PFS for two years subject to obtaining satisfactory financing. There can be no assurance that these discussions will be successful or that our arrangements with IBM will continue or, if they continue, any of the terms thereof. It is possible that new arrangements with IBM may involve cash commitments by the Company, new third party financing, a joint venture with a new master distributor or direct ownership by the Company of the IBM products. We believe that through one of these financing arrangements, we will be able to continue to earn revenues in the future associated with selling or providing services related to IBM product.

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

INVENTORY MANAGEMENT

     Prior to September 30, 1999, our agreements with IBM were structured as master distributor agreements. The transaction management services we provided for IBM under these agreements included purchasing and reselling IBM product inventory to IBM customers. During the quarter ended September 30, 1999, we restructured our agreements with IBM so that we will no longer be purchasing or reselling the IBM product inventory. In addition, we transferred to Daisytek the IBM-related customer accounts receivables, inventory and accounts payable. We do not currently own any product inventory.

SEASONALITY

     The seasonality of our business is dependent upon the seasonality of our clients' business and their sale of their products. Accordingly, our management must rely upon the projections of our clients in assessing quarterly variability. We believe that with our current client mix our business activity will be slightly more significant in the quarter ended December 31.

     We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.

INFLATION

     Management believes that inflation has not had a material effect on our operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, requires that an entity recognize all derivative financial instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be used to hedge certain types of transactions, including foreign currency exposures of a net investment in a foreign operation. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, with initial application as of the beginning of an entity's fiscal quarter. The adoption of SFAS No. 133 as of April 1, 2001 did not have a material impact on our financial position or consolidated financial statements.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to various market risks including interest rates on its financial instruments and foreign exchange rates.

  Interest Rate Risk

     The carrying value of our financial instruments, which include cash and cash equivalents, accounts receivable, note receivable, accounts payable and a capital lease obligation, approximate their fair values based on short terms to maturity or current market prices and rates. The impact of a 100 basis point change in interest rates would not have a material impact on the Company's results of operations or financial position.

  Foreign Exchange Risk

     We are subject to market risk associated with changes in foreign currency exchange rates. In order to manage these risks, beginning in the year ended March 31, 1999, certain of our risks were considered in Daisytek's corporate risk management program, which included entering into certain forward currency exchange contracts. Through fiscal 2000, we did not enter into any such contracts on our own. At March 31, 2001, the Company had one foreign currency hedge with a notional amount of 8 million Euros in place that expired in April 2001. The settlement of this hedge did not have a material impact on the Company's financial position or consolidated financial statements.

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

     Effective April 1, 2001, in response to a change to the Euro for transaction activity previously conducted in the U.S. dollar by the Company's largest European client, the Company adopted the Euro as its functional currency for its European operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   40
Report of Independent Public Accountants....................   41
Consolidated Balance Sheets as of March 31, 2000 and 2001...   42
Consolidated Statements of Operations for the Fiscal Years
  Ended March 31, 1999, 2000 and 2001.......................   43
Consolidated Statements of Shareholders' Equity for the
  Fiscal Years Ended March 31, 1999, 2000 and 2001..........   44
Consolidated Statements of Cash Flows for the Fiscal Years
  Ended March 31, 1999, 2000 and 2001.......................   45
Notes to Consolidated Financial Statements..................   46
Schedule II -- Valuation and Qualifying Accounts............   66

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of PFSweb, Inc.:

     We have audited the accompanying consolidated balance sheet of PFSweb, Inc. and subsidiaries as of March 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule as of and for the year ended March 31, 2001. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PFSweb, Inc. and subsidiaries as of March 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule as of and for the year ended March 31, 2001, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            KPMG LLP

Dallas, Texas
May 3, 2001, except for Notes 7 and 11
to which the date is as of June 28, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of PFSweb, Inc.:

     We have audited the accompanying consolidated balance sheet of PFSweb, Inc. (a Delaware corporation) and subsidiaries (see Note 1) as of March 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PFSweb, Inc. and subsidiaries as of March 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                            ARTHUR ANDERSEN LLP

Dallas, Texas,
May 4, 2000

                         PFSWEB, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  MARCH 31,
                                                              ------------------
                                                               2000       2001
                                                              -------   --------
                                     ASSETS


CURRENT ASSETS:
  Cash and cash equivalents.................................  $24,896   $ 22,266
  Accounts receivable, net of allowance for doubtful
     accounts of $690 and $279 at March 31, 2000 and 2001,
     respectively...........................................    8,892      7,294
  Other receivables.........................................    3,482      4,972
  Prepaid expenses and other current assets.................    1,052      3,848
                                                              -------   --------
          Total current assets..............................   38,322     38,380
                                                              -------   --------
PROPERTY AND EQUIPMENT, net.................................   21,555     20,253
OTHER ASSETS................................................      528        104
                                                              -------   --------
          Total assets......................................  $60,405   $ 58,737
                                                              =======   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES:
  Current portion of capital lease obligations..............  $   274   $    300
  Trade accounts payable....................................    6,549     11,051
  Accrued expenses..........................................    3,525      7,006
                                                              -------   --------
          Total current liabilities.........................   10,348     18,357
                                                              -------   --------
CAPITAL LEASE OBLIGATIONS, less current portion.............    2,407      2,139
                                                              -------   --------
OTHER LIABILITIES...........................................       --      1,240
                                                              -------   --------
COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)
SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 1,000,000 shares
     authorized; none issued and outstanding at March 31,
     2000 and 2001..........................................       --         --
  Common stock, $0.001 par value; 40,000,000 shares
     authorized; 17,870,000 and 17,907,378 shares issued and
     outstanding at March 31, 2000 and 2001, respectively...       18         18
  Additional paid-in capital................................   50,673     50,884
  Accumulated deficit.......................................   (2,836)   (13,592)
  Accumulated other comprehensive loss......................     (205)      (309)
                                                              -------   --------
          Total shareholders' equity........................   47,650     37,001
                                                              -------   --------
          Total liabilities and shareholders' equity........  $60,405   $ 58,737
                                                              =======   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         PFSWEB, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FISCAL YEARS ENDED MARCH 31,
                                                              -----------------------------
                                                                1999      2000       2001
                                                              --------   -------   --------
REVENUES (Note 5):
  Product revenue...........................................  $ 93,702   $55,778   $     --
  Service fee revenue.......................................     7,547    30,829     48,258
  Other revenue.............................................        --        --      2,097
                                                              --------   -------   --------
          Total revenues....................................   101,249    86,607     50,355
                                                              --------   -------   --------
COSTS OF REVENUES:
  Cost of product revenue...................................    88,335    52,639         --
  Cost of service fee revenue...............................     5,323    23,475     34,261
  Cost of other revenue.....................................        --        --      2,470
                                                              --------   -------   --------
          Total costs of revenues...........................    93,658    76,114     36,731
                                                              --------   -------   --------
          Gross profit......................................     7,591    10,493     13,624
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................     6,711    17,764     25,446
                                                              --------   -------   --------
     Income (loss) from operations..........................       880    (7,271)   (11,822)
INTEREST EXPENSE (INCOME), net..............................       374       459     (1,091)
                                                              --------   -------   --------
     Income (loss) before income taxes......................       506    (7,730)   (10,731)
INCOME TAX EXPENSE (BENEFIT)................................       214    (1,791)        25
                                                              --------   -------   --------
NET INCOME (LOSS)...........................................  $    292   $(5,939)  $(10,756)
                                                              ========   =======   ========
NET INCOME (LOSS) PER SHARE:
  Basic and diluted.........................................  $   0.02   $ (0.38)  $  (0.60)
                                                              ========   =======   ========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic and diluted.........................................    14,305    15,479     17,879
                                                              ========   =======   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         PFSWEB, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                ACCUMULATED
                                   COMMON STOCK        ADDITIONAL                 DAISYTEK'S       OTHER           TOTAL
                               ---------------------    PAID-IN     ACCUMULATED   NET EQUITY   COMPREHENSIVE   SHAREHOLDERS'
                                 SHARES      AMOUNT     CAPITAL       DEFICIT     INVESTMENT       LOSS           EQUITY
                               ----------   --------   ----------   -----------   ----------   -------------   -------------
Balance, March 31, 1998......          --   $     --    $     --     $     --      $   (100)     $    (55)       $   (155)
Net income...................          --         --          --           --           292            --             292
Contributed capital..........          --         --          --           --           520            --             520
Other comprehensive loss --
  foreign currency
  translation adjustment.....          --         --          --           --            --           (76)            (76)
                               ----------   --------    --------     --------      --------      --------        --------
Comprehensive income.........
Balance, March 31, 1999......          --         --          --           --           712          (131)            581
Net loss prior to initial
  public offering............          --         --          --           --        (3,103)           --          (3,103)
Contribution of Daisytek's
  net equity investment......          --         --      (2,391)          --         2,391            --              --
Net loss subsequent to
  initial public offering....          --         --          --       (2,836)           --            --          (2,836)
Issuance of common stock to
  Daisytek...................  14,305,000         14           6           --            --            --              20
Initial public offering, net
  of issuance costs..........   3,565,000          4      53,010           --            --            --          53,014
Stock based compensation
  expense....................          --         --          48           --            --            --              48
Other comprehensive loss --
  foreign currency
  translation adjustment.....          --         --          --           --            --           (74)            (74)
                               ----------   --------    --------     --------      --------      --------        --------
Comprehensive loss...........
Balance, March 31, 2000......  17,870,000   $     18    $ 50,673     $ (2,836)     $     --      $   (205)       $ 47,650
Net loss.....................          --         --          --      (10,756)           --            --         (10,756)
Reduction in costs of initial
  public offering............          --         --         148           --            --            --             148
Stock based compensation
  expense....................          --         --          38           --            --            --              38
Employee stock purchase
  plan.......................      37,378         --          25           --            --            --              25
Other comprehensive loss --
  foreign currency
  translation adjustment.....          --         --          --           --            --          (104)           (104)
                               ----------   --------    --------     --------      --------      --------        --------
Comprehensive loss...........
Balance, March 31, 2001......  17,907,378   $     18    $ 50,884     $(13,592)     $     --      $   (309)       $ 37,001
                               ==========   ========    ========     ========      ========      ========        ========


                               COMPREHENSIVE
                                  INCOME
                                  (LOSS)
                               -------------
Balance, March 31, 1998......
Net income...................    $    292
Contributed capital..........
Other comprehensive loss --
  foreign currency
  translation adjustment.....         (76)
                                 --------
Comprehensive income.........    $    216
                                 ========
Balance, March 31, 1999......
Net loss prior to initial
  public offering............    $ (3,103)
Contribution of Daisytek's
  net equity investment......
Net loss subsequent to
  initial public offering....      (2,836)
Issuance of common stock to
  Daisytek...................
Initial public offering, net
  of issuance costs..........
Stock based compensation
  expense....................
Other comprehensive loss --
  foreign currency
  translation adjustment.....         (74)
                                 --------
Comprehensive loss...........    $ (6,013)
                                 ========
Balance, March 31, 2000......
Net loss.....................    $(10,756)
Reduction in costs of initial
  public offering............
Stock based compensation
  expense....................
Employee stock purchase
  plan.......................
Other comprehensive loss --
  foreign currency
  translation adjustment.....        (104)
                                 --------
Comprehensive loss...........    $(10,860)
                                 ========
Balance, March 31, 2001......

  The accompanying notes are an integral part of these consolidated financial statements.

                         PFSWEB, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               FISCAL YEARS ENDED MARCH 31,
                                                              ------------------------------
                                                                1999       2000       2001
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $    292   $ (5,939)  $(10,756)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................       275      2,373      6,658
     Provision for doubtful accounts........................       344        458      2,203
     Deferred income taxes..................................      (192)       453        109
     Non-cash compensation expense..........................        --         48         38
     Changes in operating assets and liabilities:
       Accounts receivables.................................   (13,615)     8,324       (607)
       Inventories, net.....................................   (18,630)    29,856         --
       Prepaid expenses and other current assets............    (1,001)       (55)    (5,693)
       Accounts payable and accrued expenses................    20,231    (24,954)     7,871
                                                              --------   --------   --------
     Net cash provided by (used in) operating activities....   (12,296)    10,564       (177)
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (2,658)   (18,521)    (5,542)
  (Increase) decrease in other receivables..................   (12,264)     8,358      3,417
                                                              --------   --------   --------
     Net cash used in investing activities..................   (14,922)   (10,163)    (2,125)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contribution......................................       520         --         --
  Issuance of common stock to Daisytek......................        --         20         --
  Net proceeds from initial public offering of common
     stock..................................................        --     53,014         --
  Net proceeds from issuance of common stock................        --         --         25
  Repayment on capital lease obligations....................        --        (15)      (242)
  Increase (decrease) in payable to Daisytek................    27,202    (29,029)        --
                                                              --------   --------   --------
     Net cash provided by (used in) financing activities....    27,722     23,990       (217)
                                                              --------   --------   --------
EFFECT OF EXCHANGE RATES ON CASH............................       (30)       (82)      (111)
                                                              --------   --------   --------
NET INCREASE (DECREASE) IN CASH.............................       474     24,309     (2,630)
CASH AND CASH EQUIVALENTS, beginning of period..............       113        587     24,896
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS, end of period....................  $    587   $ 24,896   $ 22,266
                                                              ========   ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Fixed assets acquired under capital leases................  $     --   $  2,696   $     --
                                                              ========   ========   ========
  Governmental grant receivable for capital expenditures
     (Note 2)...............................................  $     --   $     --   $  1,564
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         PFSWEB, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. OVERVIEW AND BASIS OF PRESENTATION:

     In June 1999, Daisytek International Corporation ("Daisytek") created a separate wholly-owned subsidiary named PFSweb, Inc. (the "Company" or "PFSweb"), a Delaware corporation, to become a holding company for certain of Daisytek's wholly-owned subsidiaries ("PFS") in contemplation of an initial public offering of PFSweb. Daisytek contributed $20,000 for 14,305,000 shares of common stock of PFSweb. In December 1999, PFSweb sold 3,565,000 shares of common stock at a price of $17 per share (the "Offering"). Net proceeds from the Offering aggregated approximately $53.0 million and were used to repay the Company's payable to Daisytek and to acquire from Daisytek all fixed assets in its Memphis distribution facility as well as certain assets providing information technology services for approximately $5 million (see Note 5). Simultaneous with the completion of the Offering, Daisytek contributed to PFSweb all the assets, liabilities and equity comprising PFS.

     On June 8, 2000, the Daisytek Board of Directors approved the separation of PFSweb from Daisytek by means of a tax-free dividend of Daisytek's remaining ownership of PFSweb after receiving a favorable ruling from the IRS to the effect that the distribution by Daisytek of its shares of PFSweb stock would be tax-free to Daisytek and to Daisytek's shareholders for U.S. federal income tax purposes. The distribution of Daisytek's 14,305,000 shares of PFSweb (the "Spin-off") occurred at the close of business on July 6, 2000, to Daisytek shareholders of record as of June 19, 2000.

     PFSweb is an international provider of integrated business process outsourcing services to major brand name companies seeking to maximize their supply chain efficiencies and to extend their traditional and e-commerce initiatives in the United States, Canada, and Europe. The Company offers such services as professional consulting, technology collaboration, managed hosting and creative web development, order management, web-enabled customer contact centers, customer relationship management, billing and collection services, information management, and international distribution services.

     For all periods prior to the Spin-off, the accompanying consolidated financial statements are presented on a carve-out basis and reflect the consolidated historical results of operations, financial position and cash flows of the Company. For all periods presented, certain expenses reflected in the consolidated financial statements include an allocation of certain Daisytek corporate expenses and infrastructure costs (see Note 5). Management believes that the methods used to allocate expenses are reasonable, although the cost of services could be higher if obtained from other sources. In addition, certain service fee revenue and cost of service fee revenue have been reflected by PFSweb for services subcontracted to PFSweb by Daisytek. The service fee revenue, cost of service fee revenue and allocated expenses have been reflected on bases that Daisytek and PFSweb consider to be a reasonable reflection of the services provided and revenue earned by PFSweb and the utilization of services provided by Daisytek and the benefit received by PFSweb. The financial information included herein may not reflect the consolidated financial position, operating results, shareholders' equity and cash flows of PFSweb in the future or what it would have been had PFSweb been a separate, stand-alone entity during the periods presented.

2. SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

     Prior to the Offering, the financial position, results of operations and cash flows of PFS were referred to as the combined financial statements of PFSweb. Subsequent to the Offering and for all periods presented herein, the financial position, results of operations and cash flows of the Company are referred to as the consolidated financial statements of PFSweb, Inc. and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

                         PFSWEB, INC. AND SUBSIDIARIES

  Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates. The allocation of certain expenses (see Notes 1 and 5) in these consolidated financial statements also required management estimates and assumptions.

  Revenue and Cost Recognition

     For fiscal 1999 and 2000, the Company recognized product revenue upon shipment of product to customers and provided for estimated returns and allowances and recognized cost of product revenue upon shipment of product to customers.

     The Company's service fee revenues primarily relate to its (1) distribution services and (2) order management/customer care services.

     Distribution services relate primarily to inventory management, product receiving, warehousing and fulfillment (i.e., picking, packing and shipping). Revenue for these activities are either (i) earned on a per transaction basis or
(ii) earned at the time of product fulfillment which occurs at the completion of the distribution services.

     Order management/customer care services relate primarily to taking customer orders for our client's products via various channels such as telephone call-center, electronic or facsimile. These services also entail addressing customer questions related to orders, as well as cross-selling/up-selling activities. Revenue is recognized as the services are rendered. Fees charged to the client are on a per transaction basis based on either (i) a pre-determined fee per order or fee per telephone minutes incurred, or (ii) are included in the product fulfillment service fees which are recognized on product shipment. The Company's cost of service fee revenue, representing the cost to provide the services described above, is recognized as incurred. Cost of service fee revenue also includes costs associated with technology collaboration and ongoing technology support which consist of creative website development and maintenance, web hosting, technology interfacing, and other ongoing programming activities. These activities are primarily performed to support the distribution and order management/customer cares services and are recognized as incurred.

     The Company also performs billing services and information management services for its clients. Billing services and information management services are typically not billed separately to clients because the activities are continually performed, and the costs are insignificant and are generally covered by other fees described above. Therefore, any revenue attributable to these services is included in the distribution or order management fees which are recognized as services are performed. The service fee revenue associated with these activities are currently not significant and are incidental to the above-mentioned services.

     Other revenue of $2.1 million for fiscal 2001 represents the fees charged to clients in conjunction with the early termination of certain contracts. Cost of other revenue for fiscal 2001 includes approximately $0.4 million of employee severance costs, approximately $0.5 million of asset impairments from fixed assets which were specific to terminated contracts and have no further value to PFSweb, and approximately $1.6 million of certain uncollectible amounts receivable from, and liabilities applicable to, clients who have terminated contracts.

     The Company primarily performs its services under two to three year contracts that can be terminated by either party. In conjunction with these long-term contracts the Company generally receives start-up fees to cover its implementation costs, including certain technology infrastructure and development costs. The Company defers the fees received, and the related costs, and amortizes them over the life of the contract. The amortization of deferred revenue is included as a component of service fee revenue. The amortization of

                         PFSWEB, INC. AND SUBSIDIARIES
deferred implementation costs is included as a cost of service fee revenue. To the extent implementation costs exceed the fees received, excess costs are recognized as incurred with the remaining deferred revenues and costs being amortized over the life of the contract. At March 31, 2001, the Company had $2.3 million of deferred revenues included in current liabilities.

     Certain contracts involve third-party vendors who provide services such as package delivery. The costs incurred by the Company related to such third-party services are reimbursed at cost by its clients and are not reflected in revenue or expense.

  Concentration of Business and Credit Risk

     All of the Company's product revenue for fiscal 1999 and 2000 was generated by sales of product purchased under master distributor agreements with one supplier. Product and service fee revenue to Daisytek accounted for approximately 13%, 22% and 55% of the Company's total revenues for fiscal 1999, 2000 and 2001, respectively. No other client accounted for 10% or more of the Company's revenue during such periods. As of March 31, 2000, four customers accounted for over 75% of trade accounts receivable on an aggregate basis. As of March 31, 2001, Daisytek and one other customer accounted for approximately 55% of accounts receivable.

  Reclassifications

     Certain prior year data have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income, shareholders' equity or net cash flows.

  Cash and Cash Equivalents

     Cash equivalents are defined as short-term highly liquid investments with original maturities of three months or less.

  Accounts Receivable

     Accounts receivable include outstanding trade accounts receivable as well as certain unbilled amounts owed to PFSweb by clients in accordance with contracts. The amount of unbilled receivables at March 31, 2000 and 2001 was approximately $0.2 million and zero, respectively.

  Other Receivables and Liabilities

     During fiscal 1999, the Company entered into a contractual agreement whereby the Company financed certain inventory owned by a client of the Company. As of March 31, 2000, other receivables included approximately $3.4 million related to this receivable. During fiscal 2001, this client repaid the outstanding balance. Under terms of the agreement, the Company charged the client an asset management fee, a portion of which resulted in interest income. Although the Company no longer finances this client's inventory, the Company continues to earn service fees related to services provided to this client.

     As of March 31, 2001, other receivables includes the following items applicable to the Company's European operations (in thousands):

                                                             MARCH 31,
                                                               2001
                                                             ---------
Note......................................................    $1,132
Value added tax...........................................     2,276
Governmental grant........................................     1,564
                                                              ------
                                                              $4,972
                                                              ======

                         PFSWEB, INC. AND SUBSIDIARIES

     The note receivable amount represents the remaining balance of a $1.7 million contract termination fee. As amended, the principal balance, bearing interest at prime rate plus two percent is due in periodic payments through June 29, 2001. Value Added Tax ("VAT") receivables represent amounts due from European governments for refundable VAT payments made in the ordinary course of business. The governmental grant relates to investments made by the Company in fixed assets in its Belgium operation. The Company received approximately $1.3 million associated with this grant in April 2001 and expects the remaining balance to be paid within the next twelve months.

     At establishment, the total grant of approximately $1.6 million was deferred and is being recognized as a reduction to depreciation expense over the same period over which the costs of the related fixed assets are being depreciated. A deferred credit included in other liabilities in the accompanying consolidated financial statements represents the long-term unrecognized portion of the grant. For fiscal 2001, approximately $0.2 million was recognized as a reduction of depreciation expense. The current unrecognized portion of the grant is included in accrued expenses. The grant was earned by the Company upon the achievement of certain minimum capital expenditure requirements. Realization of the entire gain requires the Company to maintain a certain minimum workforce through December 2004. The Company's management believes that the likelihood of a refund of this grant is remote.

  Inventories

     During the quarter ended September 30, 1999, the Company transferred to Daisytek all of its inventory (see Notes 1 and 5) and as of March 31, 2000 and 2001, the Company did not own any inventory.

  Property and Equipment

     The components of property and equipment as of March 31, 2000 and 2001 are as follows (in thousands):

                                                         FISCAL YEAR ENDED
                                                             MARCH 31,
                                                         -----------------   DEPRECIABLE
                                                          2000      2001        LIFE
                                                         -------   -------   -----------
Furniture and fixtures.................................  $11,933   $13,882    5-9 years
Computer equipment.....................................    3,725     4,714    3-7 years
Leasehold improvements.................................    3,472     3,554    2-9 years
Capitalized software costs.............................    4,772     6,201    2-3 years
Other..................................................      356       251    3-7 years
                                                         -------   -------
                                                          24,258    28,602
  Less-accumulated depreciation and amortization.......   (2,703)   (8,349)
                                                         -------   -------
          Property and equipment, net..................  $21,555   $20,253
                                                         =======   =======

     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets which range from three to nine years. Leasehold improvements are amortized over the shorter of the useful life of the related asset or the remaining lease term.

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value would be determined using appraisals, discounted cash flow analysis or similar valuation techniques. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                         PFSWEB, INC. AND SUBSIDIARIES

  Foreign Currency Translation and Transactions

     For the Company's Canadian operations, the local currency is the functional currency. All assets and liabilities are translated at exchange rates in effect at the end of the period, and income and expense items are translated at the average exchange rates for the period. Translation adjustments are reported as a separate component of shareholders' equity.

     For the Company's European operations, the U.S. dollar was the functional currency. Monetary assets and liabilities are translated at the rates of exchange on the balance sheet date and certain assets (notably property and equipment) are translated at historical rates. Income and expense items are translated at average rates of exchange for the period except for those items of expense, which relate to assets, which are translated at historical rates. The gains and losses from translation related to this subsidiary are included in net income.

     Gains and losses from foreign currency transactions are included in net income.

     Effective April 1, 2001, in response to a change to the Euro for transaction activity previously conducted in the U.S. dollar by the Company's largest European client, the Company adopted the Euro as its functional currency for its European operations.

  Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Fair Value of Financial Instruments

     The carrying value of our financial instruments, which include cash and cash equivalents, accounts receivable, note receivable, accounts payable and a capital lease obligation, approximate their fair values based on short terms to maturity or current market prices and rates.

  Comprehensive Income (Loss)

     Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments.

  Net Income (Loss) Per Common Share

     Prior to the Offering, which was consummated in fiscal 2000, basic and diluted net income (loss) per share attributable to PFSweb was determined based on net income (loss) divided by the 14,305,000 shares of PFSweb, Inc. (see Note
1) outstanding. There were no potentially dilutive securities outstanding during the periods presented prior to the Offering. For fiscal 2000 and 2001 outstanding options to purchase common shares of PFSweb were anti-dilutive and have been excluded from the weighted average share computation. There are no other potentially dilutive securities outstanding.

  Cash Paid During Year

     The Company made payments for interest of approximately $16,000, $3,514,000 and $194,000 and income taxes of approximately $269,000, $6,000 and $164,000 during fiscal 1999, 2000 and 2001, respectively

                         PFSWEB, INC. AND SUBSIDIARIES

(see Notes 5 and 6). The Company's income tax receivable and intercompany accrued interest are included in the payable to Daisytek as of March 31, 2000.

3. CAPITAL LEASE OBLIGATIONS:

     During fiscal 2000, the Company entered into certain non-cancelable capital lease agreements primarily involving warehouse equipment. The Company's property held under capital leases, included in furniture and fixtures, amounted to approximately $2.7 million and $2.3 million, net of accumulated amortization of approximately $23,000 and $396,000 at March 31, 2000 and 2001, respectively.

     The following is a schedule of future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of March 31, 2001 (in thousands):

Fiscal year ended March 31, 2002...........................   $  506
2003.......................................................      506
2004.......................................................      493
2005.......................................................      425
2006.......................................................      425
Thereafter.................................................      920
                                                              ------
Total minimum lease payments...............................   $3,275
Less: Amount representing interest.........................     (836)
                                                              ------
Present value of net minimum lease payments................    2,439
Less: Current portion......................................     (300)
                                                              ------
Long-term capital lease obligations........................   $2,139
                                                              ======

4. STOCK AND STOCK OPTIONS:

  Preferred Stock Purchase Rights

     On June 8, 2000 the Company's Board of Directors declared a dividend distribution of one preferred stock purchase right (a "Right") for each share of the Company's common stock outstanding on July 6, 2000. Each Right entitles the registered shareholders to purchase from the Company one one-thousandth of a share of preferred stock at an exercise price of $67, subject to adjustment. The Rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 15 percent or more of the Company's outstanding shares of common stock. The Rights expire on July 6, 2010, unless redeemed or exchanged by the Company earlier.

  Employee Stock Purchase Plan

     On September 15, 2000, PFSweb shareholders adopted the PFSweb Employee Stock Purchase Plan (the "Stock Purchase Plan") which is qualified under Section 423 of the Internal Revenue Code of 1986, to provide employees of PFSweb an opportunity to acquire a proprietary interest in the Company. The Stock Purchase Plan provides for acquisition of PFSweb common stock at a 15% discount to the market value. The Stock Purchase Plan permits each U.S. employee who has completed ninety days of service to elect to participate in the plan. Eligible employees may elect to contribute up to 10 percent of their compensation with after-tax dollars up to a maximum annual contribution of $21,250. The Company has reserved 250,000 shares of its common stock under the Stock Purchase Plan. The Stock Purchase Plan became effective for eligible employees in September 2000. As of March 31, 2001, 37,378 shares had been issued under the Stock Purchase Plan.

                         PFSWEB, INC. AND SUBSIDIARIES

  Stock Option Plans

     PFSweb has authorized 6,000,000 shares of common stock for issuance under two 1999 stock option plans and 35,000 shares for issuance under a stock option agreement (the "PFSweb Plans"). The PFSweb Plans provide for the granting of incentive awards in the form of stock options to directors, executive management, key employees, and outside consultants of PFSweb. The right to purchase shares under the stock option agreements typically vest over a three-year period. Stock options must be exercised within 10 years from the date of grant. Stock options are generally issued at fair market value. The Company recorded stock based compensation expense of $48,000 and $38,000 in fiscal 2000 and 2001, respectively, in connection with stock options to purchase an aggregate of 60,000 shares issued under the PFSweb Plans to an outside consultant. At March 31, 2001 there is no unamortized stock based compensation expense. As of March 31, 2001 there were 3,675,650 shares available for future options.

     The following table summarizes stock option activity under the PFSweb
Plans:

                                                                             WEIGHTED AVERAGE
                                                SHARES     PRICE PER SHARE    EXERCISE PRICE
                                               ---------   ---------------   ----------------
Outstanding, March 31, 1999..................         --   $            --        $   --
  Granted....................................  1,425,000   $10.45 - $17.00        $10.69
  Exercised..................................         --   $            --        $   --
  Canceled...................................    (63,500)  $10.45 - $13.00        $10.77
                                               ---------
Outstanding, March 31, 2000..................  1,361,500   $10.45 - $17.00        $10.69
  Granted....................................  1,238,700   $ 1.16 - $11.75        $ 2.01
  Exercised..................................         --   $            --        $   --
  Canceled...................................   (240,850)  $ 1.44 - $17.00        $ 6.73
                                               ---------
Outstanding, March 31, 2001..................  2,359,350   $ 1.16 - $17.00        $ 6.54
                                               =========

     PFSweb Plan options granted prior to the Spin-off vest one-third on the anniversary of the date of grant and one-twelfth each quarter thereafter. PFSweb Plan options granted after the Spin-off vest one-twelfth each quarter. As of March 31, 2000 and 2001, zero and 963,520 options were exercisable. The weighted average fair value of options granted during fiscal 2000 and 2001 were $5.50 and $1.67, respectively. The weighted average remaining contractual life of outstanding options is 8.8 years.

     The following table summarizes information concerning currently outstanding and exercisable PFSweb stock options issued under the PFSweb Plans to PFSweb officers, directors and employees as of March 31, 2001:

                         OPTIONS OUTSTANDING
----------------------------------------------------------------------          OPTIONS EXERCISABLE
                                         WEIGHTED                        ----------------------------------
                                         AVERAGE           WEIGHTED                             WEIGHTED
   RANGE OF      OUTSTANDING AS OF      REMAINING          AVERAGE       EXERCISABLE AS OF      AVERAGE
EXERCISE PRICES   MARCH 31, 2001     CONTRACTUAL LIFE   EXERCISE PRICE    MARCH 31, 2001     EXERCISE PRICE
---------------  -----------------   ----------------   --------------   -----------------   --------------
$ 1.16 - $ 2.69      1,118,100             9.4              $ 1.94            260,481            $ 1.95
$10.45 - $17.00      1,241,250             8.3              $10.69            703,039            $10.63

     Prior to the Offering and Spin-off transaction described in Note 1, certain of the Company's employees were granted Daisytek stock options under Daisytek's stock option compensation plans (the "Daisytek Plans"). The stock options generally vest over a three to five-year period from the date of grant and expire 10 years after the date of grant.

                         PFSWEB, INC. AND SUBSIDIARIES

     In connection with the completion of the Spin-off, all outstanding Daisytek stock options were replaced with substitute stock options as described below:

     Options held by PFSweb employees were replaced (at the option holder's election made prior to the Spin-off) with either options to acquire shares of PFSweb common stock or options to acquire shares of both Daisytek common stock and PFSweb common stock (which may be exercised separately) (the "Unstapled Options"). Options held by Daisytek employees were replaced (at the option holder's election made prior to the Spin-off) with either options to acquire shares of Daisytek common stock or Unstapled Options.

     In general, the adjustments to the outstanding Daisytek options were established pursuant to a formula designed to ensure that: (1) the aggregate "intrinsic value" (i.e. the difference between the exercise price of the option and the market price of the common stock underlying the option) of the substitute options did not exceed the aggregate intrinsic value of the outstanding Daisytek stock options which were replaced by such substitute options immediately prior to the Spin-off, and (2) the ratio of the exercise price of the options to the market value of the underlying stock immediately before and after the Spin-off was preserved.

     Substantially all of the other terms and conditions of each substitute stock option, including the time or times when, and the manner in which, each option is exercisable, the duration of the exercise period, the permitted method of exercise, settlement and payment, the rules that will apply in the event of the termination of employment of the employee, the events, if any, that may give rise to an employee's right to accelerate the vesting or the time or exercise thereof and the vesting provisions, are the same as those of the replaced Daisytek stock option, except that option holders who are employed by one company will be permitted to exercise, and will be subject to all of the terms and provisions of, options to acquire shares in the other company as if such holder was an employee of such other company.

     As a result of the Spin-off on July 6, 2000, 3,479,697 non-plan PFSweb stock options (the "PFSweb Non-plan") were issued to PFSweb and Daisytek officers, directors and employees. As of March 31, 2001, 3,396,845 PFSweb Non-plan options were outstanding, of which 2,693,641 were held by PFSweb officers, directors and employees and 703,204 were held by Daisytek officers, directors and employees.

     The following table summarizes stock option activity under the PFSweb Non-plan:

                                                                             WEIGHTED AVERAGE
                                                SHARES     PRICE PER SHARE    EXERCISE PRICE
                                               ---------   ---------------   ----------------
Outstanding, March 31, 2000..................         --   $           --         $  --
  Granted....................................  3,479,697   $4.22 - $10.58         $7.26
  Exercised..................................         --   $           --         $  --
  Canceled...................................    (82,852)  $4.51 - $10.58         $7.91
                                               ---------
Outstanding, March 31, 2001..................  3,396,845   $4.22 - $10.58         $7.25
                                               =========

     The weighted average fair values of options granted during fiscal 2001, was $5.95. As of March 31, 2001, 1,895,773 of options outstanding were exercisable. The weighted average exercise price of exercisable options outstanding at March 31, 2001 was $7.12. The remaining options will become exercisable over the next two years based on vesting percentages. The weighted average remaining contractual life of outstanding PFSweb Non-Plan options is 7.4 years.

                         PFSWEB, INC. AND SUBSIDIARIES

     The following table summarizes information concerning PFSweb Non-plan options outstanding and exercisable as of March 31, 2001:

                         OPTIONS OUTSTANDING
----------------------------------------------------------------------          OPTIONS EXERCISABLE
                                         WEIGHTED                        ----------------------------------
                                         AVERAGE           WEIGHTED                             WEIGHTED
   RANGE OF      OUTSTANDING AS OF      REMAINING          AVERAGE       EXERCISABLE AS OF      AVERAGE
EXERCISE PRICES   MARCH 31, 2001     CONTRACTUAL LIFE   EXERCISE PRICE    MARCH 31, 2001     EXERCISE PRICE
---------------  -----------------   ----------------   --------------   -----------------   --------------
$4.22 - $ 5.95       2,334,755             7.4              $ 5.85           1,366,794           $ 5.87
$6.18 - $10.37          96,180             7.8              $ 7.71              46,024           $ 8.11
    $10.58             965,910             7.2              $10.58             482,955           $10.58

     The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS 123, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for the PFSweb Plans and Non-plan and the Daisytek Plans and accordingly, does not recognize compensation expense for its stock option plans because the Company and Daisytek typically do not issue options at exercise prices below the market value at the date of grant. Had compensation expense for the PFSweb Plans and Non-plan and the Daisytek Plans applicable to the Company's employees been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123, the Company's consolidated pretax income would have decreased by approximately $2,531,000 and $5,352,000 and $3,766,000 in fiscal 1999, 2000, and 2001, respectively, and would have resulted in a net loss per share of ($0.16), ($0.73) and ($0.81) in fiscal 1999, 2000, and 2001, respectively. These pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period. Additional options may be granted in future years. Options issued under the Daisytek Plans prior to April 1, 1995, were excluded from the computation.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants of PFSweb options to PFSweb officers, directors, and employees under the PFSweb Plans:

                                                     FISCAL YEARS ENDED MARCH 31,
                                                  ----------------------------------
                                                       2000               2001
                                                  ---------------   ----------------
Expected dividend yield.........................        --                 --
Expected stock price volatility.................  45.00% - 84.23%   98.37% - 128.38%
Risk - free interest rate.......................    5.5% - 6.2%       5.8% - 6.3%
Expected life of options (years)................         6                 5

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants of PFSweb options to PFSweb and Daisytek officers, directors, and employees under the PFSweb Non-Plans during fiscal 2001: no dividends; expected volatility of 112.08%, risk-free interest rate of 6.1%, and expected life of 5 years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants of Daisytek options to PFSweb officers, directors and employees under the Daisytek Plans during fiscal 1999: no dividends; expected volatility ranging between 41.42% and 47.92%; risk-free interest rate ranging between 4.6% and 5.5%; and expected life of 6 years. The following assumptions were used for grants of Daisytek options to PFSweb employees under the Daisytek Plans during fiscal 2000: no dividends; expected volatility between 49.37% and 50.02%; risk-free interest rate ranging between 5.7% and 6.0%; and expected life of 6 years. No options were granted to PFSweb officers, directors or employees under the Daisytek Plans during fiscal 2001.

                         PFSWEB, INC. AND SUBSIDIARIES

5. TRANSACTIONS WITH DAISYTEK AND OTHER RELATED PARTIES:

     Prior to the Offering, monies advanced by Daisytek were used to fund the Company's operations, working capital requirements and certain investment activities. Interest expense charged by Daisytek was based on its weighted average interest rates of 6.7% for fiscal 1999 and 2000 and approximated $1.0 million and $1.7 million, respectively.

     During fiscal 2000, PFSweb used a portion of the proceeds from the Offering to repay its payable to Daisytek. Following the completion of the Offering, Daisytek is prohibited from advancing funds to PFSweb, except in the normal course of business, and PFSweb will be restricted from borrowing from Daisytek following the Spin-off. As of March 31, 2000, the payable to Daisytek reflected payables incurred in the normal course of business.

     As of March 31, 2001, the Company had payables to Daisytek of approximately $7.2 million and receivables from Daisytek of $3.1 million.

     The Company's product revenue from sales to Daisytek was $12.4 million, $7.2 million and zero in fiscal 1999, 2000 and 2001, respectively.

     The Company's costs and expenses include allocations from Daisytek for certain general administrative services including information technology, financial, treasury, legal, insurance and other corporate functions as well as certain costs of operations including facility charges. These allocations have been estimated on bases that Daisytek and the Company consider to be a reasonable reflection of the utilization of services provided or the benefit received by the Company. The methods used for allocation of expenses from Daisytek were either (i) percentage of: revenue, shipped orders, or number of employees, or (ii) management's best estimate. However, these allocations of costs and expenses do not necessarily indicate the costs and expenses that would have been or will be incurred by the Company on a stand-alone basis. Management estimates that incremental selling, general and administrative expenses associated with PFSweb operating as a stand-alone publicly traded company, including executive management, overhead and public company costs, insurance and risk management costs, and other costs would have been approximately $2.0 million for fiscal 1999 and 2000, and $0.2 million for fiscal 2001.

     During the quarter ended September 30, 1999, and in connection with the restructuring of certain IBM master distribution agreements under which both Daisytek and PFSweb are parties, the Company transferred to Daisytek certain related product inventory, accounts receivable and accounts payable that it held under its prior agreements. In consideration of this transfer, the Company received the net book value of these assets and liabilities of approximately $20 million and reduced its payable to Daisytek by a corresponding amount.

     In conjunction with the successful completion of the Offering, PFSweb entered into agreements with Daisytek, including a tax sharing agreement, a transaction management services agreement, transition services agreement and a master separation agreement. In addition, on a going forward basis, Daisytek will continue to be an obligor and guarantor for certain of the Company's facility and equipment leases.

     Included in the consolidated financial statements are service fee revenues and cost of service fee revenues which have been reflected by PFSweb for certain services subcontracted to PFSweb by Daisytek under Daisytek's contractual agreements.

     Service fee revenues charged to Daisytek under (i) the new IBM contracts, entered into during the quarter ended September 30, 1999, (ii) terms of the transaction management services agreement with Daisytek and (iii) for certain subcontracted services, were $12.1 million and $27.6 million for fiscal 2000 and 2001, respectively. Service fee revenues applicable to the subcontracted service were $0.8 million in fiscal 1999.

                         PFSWEB, INC. AND SUBSIDIARIES

     In May 1999, the Company entered into an agreement to provide services to a certain company. During fiscal 2000, an executive officer and a director of PFSweb both served on the Board of Directors of this company. During fiscal 2001 an executive officer of PFSweb served on the Board of Directors of this company. PFSweb no longer provides services to this company. Service fee revenue earned from this company was approximately $1.8 million and $2.0 million for fiscal 2000 and 2001, respectively, and other revenue was $1.7 million for fiscal 2001.

     PFS had previously guaranteed an unsecured revolving line of credit with commercial banks of Daisytek (the "Facility"). In December 1999, PFS was released from its guarantee.

     A non-employee director of PFSweb was a Managing Director of Hambrecht and Quist LLP, one of the lead managing underwriters on the Offering.

6. INCOME TAXES:

     Prior to the Spin-off, the Company's operations were included in consolidated income tax returns filed by Daisytek. The provision for income taxes reflected in the consolidated statements of operations and the deferred tax assets reflected in the consolidated balance sheets have been prepared as computed on a separate return basis. The current income tax liability or receivable for fiscal 1999 and 2000 have been included in the payable to Daisytek. Effective with the completion of the Spin-off, PFSweb ceased to be included in Daisytek's consolidated tax return.

     A reconciliation of the difference between the expected income tax expense at the U.S. federal statutory corporate tax rate of 34%, and the Company's effective tax rate is as follows (in thousands):

                                                                FISCAL YEARS ENDED
                                                                    MARCH 31,
                                                             ------------------------
                                                             1999    2000      2001
                                                             ----   -------   -------
Income tax expense (benefit) computed at statutory rate....  $172   $(2,628)  $(3,649)
Impact of foreign taxation at different rate...............    16       (24)      (28)
State income taxes, net of federal tax impact..............    21        51        --
Expenses not deductible for tax purposes...................    11        84         9
Net operating loss carryback...............................    --      (171)       --
Change in valuation reserve................................    --       915     3,382
Other......................................................    (6)      (18)      311
                                                             ----   -------   -------
          Provision (benefit) for income taxes.............  $214   $(1,791)  $    25
                                                             ====   =======   =======

     The consolidated income (loss) before income taxes, by domestic and foreign entities, is as follows (in thousands):

                                                               FISCAL YEARS ENDED
                                                                    MARCH 31,
                                                            -------------------------
                                                            1999    2000       2001
                                                            ----   -------   --------
Domestic..................................................  $(45)  $(5,331)  $ (6,188)
Foreign...................................................   551    (2,399)    (4,543)
                                                            ----   -------   --------
          Total...........................................  $506   $(7,730)  $(10,731)
                                                            ====   =======   ========

                         PFSWEB, INC. AND SUBSIDIARIES

     Current and deferred income tax expense (benefit) is summarized as follows (in thousands):

                                                               FISCAL YEARS ENDED
                                                                    MARCH 31,
                                                             -----------------------
                                                             1999     2000     2001
                                                             -----   -------   -----
Current
  Domestic.................................................  $ 268   $(2,150)  $  57
  State....................................................     33        77      --
  Foreign..................................................    105      (171)     77
                                                             -----   -------   -----
          Total current....................................    406    (2,244)    134
Deferred
  Domestic.................................................   (175)      453    (109)
  State....................................................    (17)       --      --
                                                             -----   -------   -----
          Total deferred...................................   (192)      453    (109)
                                                             -----   -------   -----
          Total............................................  $ 214   $(1,791)  $  25
                                                             =====   =======   =====

     The components of the deferred tax asset (liability) are as follows (in thousands):

                                                                 MARCH 31,
                                                              ---------------
                                                               2000     2001
                                                              ------   ------
Deferred tax asset:
  Allowance for doubtful accounts...........................  $  241   $   95
  Net operating loss carryforwards..........................     670    4,454
  Other.....................................................     120       30
                                                              ------   ------
                                                               1,031    4,579
  Less -- Valuation reserve.................................     915    4,297
                                                              ------   ------
          Total deferred tax asset..........................     116      282
                                                              ------   ------
Deferred tax liability:
  Property and equipment....................................    (116)    (470)
                                                              ------   ------
          Total deferred liability..........................    (116)    (470)
                                                              ------   ------
Deferred tax liability, net.................................  $   --   $ (188)
                                                              ======   ======

     Management believes a sufficient history of earnings has not been established by PFSweb, on a stand-alone basis to support the more likely than not realization of deferred tax assets in excess of existing taxable temporary differences. A valuation allowance has been provided for the net deferred income tax asset as of March 31, 2000 and 2001. At March 31, 2001, net operating loss carryforwards relate to taxable losses of the Company's Europe subsidiary totaling approximately $6.6 million and the Company's U.S. subsidiary, totaling approximately $6.5 million that expire in 2016.

7. COMMITMENTS AND CONTINGENCIES:

     The Company leases facilities, warehouse, office, transportation and other equipment under operating leases expiring in various years through fiscal 2009. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced by other leases. Minimum future annual rental payments

                         PFSWEB, INC. AND SUBSIDIARIES
under non-cancelable operating leases having original terms in excess of one year are as follows (in thousands):

Fiscal year ended March 31,
2002......................................................   $ 7,354
2003......................................................     6,287
2004......................................................     6,093
2005......................................................     2,297
2006......................................................     1,618
Thereafter................................................     3,647
                                                             -------
          Total...........................................   $27,296
                                                             =======

     After giving effect to the lease assumption by Daisytek discussed in Note 11, fiscal 2002 lease commitments and total lease commitments (and leases guaranteed by Daisytek) decreased by approximately $1.4 million and $5.0 million, respectively.

     The Company has entered into an asset purchase agreement to purchase certain assets totaling approximately $8.8 million in 2001. The purchase agreement allows the Company to forfeit a portion or all of certain prepayments and deposits, which as of March 31, 2001 totaled $1 million, in lieu of liquidated damages if the Company elects not to exercise its purchase rights.

     Total rental expense under operating leases approximated $0.8 million, $3.7 million and $7.7 million for fiscal 1999, 2000 and 2001, respectively.

     For all periods prior to the spin-off Daisytek owned 80% of more of our capital stock, we are included in Daisytek's consolidated group for federal income tax purposes. If Daisytek or other members of the consolidated group fail to make any federal income tax payments, we would be liable for the shortfall since each member of a consolidated group is liable for the group's entire tax obligation.

     Subsequent to March 31, 2001, the Company exercised its option to renew a lease for an additional five year term beginning in March 2002. Annual payments under this lease, subject to adjustment, approximate $0.9 million.

8. SEGMENT AND GEOGRAPHIC INFORMATION:

     The Company is organized as a single operating segment which is an international provider of integrated business process outsourcing solutions. Geographic areas in which the Company operates include the United States, Europe (primarily Belgium), and Canada.

                         PFSWEB, INC. AND SUBSIDIARIES

     The following is geographic information by area. Transfers between geographic areas were immaterial. Revenues are attributed based on the Company's domicile.

                                                          YEAR ENDED OR AT MARCH 31,
                                                         ----------------------------
                                                           1999      2000      2001
                                                         --------   -------   -------
Revenues:
  United States........................................  $ 85,746   $64,455   $43,352
  Europe...............................................    10,456    18,357     5,863
  Canada...............................................     5,047     3,795     1,140
                                                         --------   -------   -------
                                                         $101,249   $86,607   $50,355
                                                         ========   =======   =======
Long-lived assets:
  United States........................................  $ 14,449   $14,465   $13,775
  Europe...............................................       373     7,358     6,448
  Canada...............................................       152       260       134
                                                         --------   -------   -------
                                                         $ 14,974   $22,083   $20,357
                                                         ========   =======   =======

9. EMPLOYEE SAVINGS PLAN

     The Company has a defined contribution employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all full-time and part-time U.S. employees are eligible to participate in the plan. The Company, at is discretion, may match employee contributions to the plan and also make an additional matching contribution in the form of profit sharing in recognition of the Company performance. During fiscal year 2001, the Company matched 10% of employee contributions totaling approximately $41,000.

10. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     Unaudited quarterly results of operations for fiscal 2000 and 2001 were as follows (amounts in thousands except per share data):

                                                                FISCAL 2000
                                                 -----------------------------------------
                                                 1ST QTR.   2ND QTR.   3RD QTR.   4TH QTR.
                                                 --------   --------   --------   --------
Total revenue..................................  $35,811    $26,971    $10,868    $12,957
Gross profit...................................    2,787      2,458      1,096      4,152
Net loss.......................................     (198)      (575)    (4,777)      (389)
Basic and diluted loss per share...............    (0.01)     (0.04)     (0.31)     (0.02)
Shares used in computation of basic and diluted
  loss per share:..............................   14,305     14,350     15,447     17,870

                                                          FISCAL 2001 AS REPORTED
                                                 -----------------------------------------
                                                 1ST QTR.   2ND QTR.   3RD QTR.   4TH QTR.
                                                 --------   --------   --------   --------
Total revenue..................................  $13,370    $12,563    $12,884    $11,638
Total cost of revenues.........................    8,645     10,169      8,567      7,650
Gross profit...................................    4,725      2,394      4,317      3,988
Selling, general and administrative expenses...    5,230      9,158      6,456      6,402
Loss from operations...........................     (505)    (6,764)    (2,139)    (2,414)
Net loss.......................................     (238)    (6,465)    (1,861)    (2,192)
Basic and diluted loss per share...............    (0.01)     (0.36)     (0.10)     (0.12)
Shares used in computation of basic and diluted
  loss per share:..............................   17,870     17,870     17,870     17,907

                         PFSWEB, INC. AND SUBSIDIARIES

                                                          FISCAL 2001 AS RESTATED
                                                 -----------------------------------------
                                                 1ST QTR.   2ND QTR.   3RD QTR.   4TH QTR.
                                                 --------   --------   --------   --------
Total revenue(1)...............................  $13,370    $12,963    $12,384    $11,638
Total cost of revenues(1)......................    8,645     11,869      8,567      7,650
Gross profit(1)................................    4,725      1,094      3,817      3,988
Selling, general and administrative
  expenses(1)..................................    5,230      7,858      5,956      6,402
Loss from operations...........................     (505)    (6,764)    (2,139)    (2,414)
Net loss.......................................     (238)    (6,465)    (1,861)    (2,192)
Basic and diluted loss per share...............    (0.01)     (0.36)     (0.10)     (0.12)
Shares used in computation of basic and diluted
  loss per share:..............................   17,870     17,870     17,870     17,907

---------------

(1) Represents an increase in revenue in the second quarter of $1.7 million for contract termination fees previously recorded as a reduction of cost of service fee revenue and a $1.3 million and $0.5 million reduction of previously recorded service fee revenues and selling, general and administrative expenses in the second quarter and the third quarter, respectively.

     The seasonality of the Company's business is dependent upon the seasonality of its clients' business and their sale of products. Management believes that with the Company's current client mix, the Company's business activity is expected to be slightly more significant in the quarter ended December 31.

11. SUBSEQUENT EVENTS:

     Subsequent to March 31, 2001, the Company elected to change its fiscal year end date from March 31 to December 31.

     On April 30, 2001, the Company filed a Tender Offer Statement on Schedule TO (the "Schedule TO") relating to the Company's offer to exchange certain options to purchase shares of its common stock held by certain PFSweb officers, directors and employees for new options to purchase shares of its common stock at a per share price equal to the fair market value of one share of its common stock on the date of issuance, currently expected to be December 3, 2001, upon the terms and subject to the conditions in the Offer to Exchange (the "Offer") dated April 30, 2001. On May 29, 2001 the Offer expired and the Company accepted for exchange options to purchase 3,753,044 shares of common stock, 2,663,544 of which were PFSweb Non-plan options and 1,089,500 were PFSweb Plan options. On May 29, 2001, the Company also repriced and fully vested 105,000 options issued under the PFSweb Plans and 698,860 PFSweb Non-plan options held by Daisytek officers, directors and employees and non-employees which resulted in a non-cash charge of approximately $0.7 million.

     On May 25, 2001, the Company completed the sale of certain assets to Daisytek pursuant to an Asset Purchase Agreement (the "Purchase Agreement"). Under the Purchase Agreement, the Company transferred and sold to Daisytek certain distribution and fulfillment assets, including equipment and fixtures, that were previously used by the Company to provide outsourcing services to Daisytek. Daisytek also assumed certain related equipment leases and a warehouse lease and hired certain employees who were associated with the warehouse facility. The consideration payable under the Purchase Agreement of $11.0 million ($10 million of which was paid at closing on May 25, 2001 and $1 million of which is payable over six months, subject to certain potential offsets) included a release by the Company and Daisytek of certain transaction management services agreements previously entered into between the Company and Daisytek and a Daisytek subsidiary. Proceeds of $10 million (excluding the $1 million deferred proceeds), were received for assets with an approximately $4.5 million net book value with a resulting $5.0 million gain, after closing costs of $0.5 million. Concurrently with the closing of the asset sale, the Company and Daisytek also entered into a six-month transition services agreement under which the Company will provide Daisytek with certain

                         PFSWEB, INC. AND SUBSIDIARIES
transitional and information technology services for which the Company will receive monthly service fees, subject to satisfaction of certain performance criteria.

     Pro forma revenues and pro forma loss from operations for fiscal 2001, assuming the transaction had occurred in April, 2000, would have been $29.5 million and ($18.9) million, respectively. These pro forma adjustments do not consider certain infrastructure costs, such as operating costs associated with the information technology function, salaries of certain management and personnel, telephone and lease costs, and depreciation expense which supported this business but that will continue in the future. Because these ongoing costs were not considered, the pro forma adjustments to the loss from operations are not indicative of the overall margin earned under these transaction management services agreements. These pro forma results do not give effect to any fees to be earned by PFSweb for services to be provided by Daisytek under a six-month transition services agreement.

     The Company, Daisytek and IBM are parties to various Master Distributor Agreements which have various scheduled expirations dates through September 2001 and are otherwise generally terminable at will. On June 8, 2001, Daisytek notified the Company and IBM that it does not intend to renew these agreements upon their scheduled expiration dates. Services provided under these agreements by the Company represented approximately 13.5% of the Company's total revenues in fiscal 2001. The Company is currently discussing with IBM the continuation of these arrangements and has received a letter of intent from IBM to extend such agreements with PFS for two years subject to obtaining satisfactory financing. There can be no assurance that these discussions will be successful or that the Company's arrangements with IBM will continue or, if they continue, any of the terms thereof. It is possible that new arrangements with IBM may involve cash commitments by the Company, new third party financing, a joint venture with a new master distributor or direct ownership by the Company of the IBM products. The Company believes that through one of these financing arrangements, it will be able to continue to earn revenues in the future associated with selling or providing services related to IBM product.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On February 26, 2001, PFSweb, Inc. and Arthur Andersen LLP terminated their client-auditor relationship. The reports of Arthur Andersen LLP on the consolidated financial statements for the past two years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Audit Committee of the Board of Directors of the Company approved the decision to change independent accountants. In connection with its audits for the two most recent fiscal years and through February 26, 2001, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, consolidated financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused them to make reference thereto in their report on the consolidated financial statements for such years. During the two most recent fiscal years and through February 26, 2001, there were no reportable events (as defined in Regulation S-K
Item 304(a)(1)(v)). The Company requested that Arthur Andersen LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter, dated March 2, 2001, was received. The Company appointed KPMG LLP as its new independent accountants as of February 26, 2001.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Stockholders of the Company to be held in September 2001 (the "Proxy Statement") which section is incorporated herein by reference. The Proxy Statement (or an amendment to this Form 10-K containing the relevant information) will be filed with the Securities and Exchange Commission not later than 120 days after the last day of the Company's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by Part III, Item 11, will be included in the section entitled "Election of Directors" of the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held in 2000, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by Part III, Item 12, will be included in the Sections entitled "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held in September 2001, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

     Information regarding certain of the Company's relationships and related transactions will be included in the section entitled "Certain Relationship and Related Transactions" of the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held in September 2001, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

1. Financial Statements

     Independent Auditors' Report

     Report of Independent Public Accountants

     Consolidated Balance Sheets as of March 31, 2000 and 2001

    Consolidated Statements of Operations for the Fiscal Years Ended March 31, 1999, 2000 and 2001

    Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended March 31, 1999, 2000 and 2001

    Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 1999, 2000 and 2001

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

          10.2*          -- Employee Stock Option Plan

          10.3*          -- Employee Annual Incentive Plan

          10.4*          -- Industrial Lease Agreement between Shelby Drive
                            Corporation and Priority Fulfillment Services, Inc.

          10.5*          -- Lease Contract between Transports Weerts and Priority
                            Fulfillment Services Europe B.V.

        EXHIBIT
          NO.                              DESCRIPTION OF EXHIBITS
        -------                            -----------------------

          10.6**         -- Asset Purchase Agreement by and among PFSweb, Inc.,
                            Priority Fulfillment Services, Inc., Daisytek, Inc. and
                            Daisytek International Corporation

          10.7**         -- Transition Services Agreement by and between PFSweb, Inc.
                            and Daisytek International Corporation

          10.8**         -- Form of Change of Control Agreement between the Company and each of its executive officers

          21**           -- Subsidiaries of the Registrant

          23.1**         -- Consent of KPMG LLP

          23.2**         -- Consent of Arthur Andersen LLP

---------------

 * Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

** Filed herewith.

  (b) Reports on Form 8-K:

     Form 8-K filed on March 2, 2001 reporting Item 4, Changes in Registrant's Certifying Accountant, that on February 26, 2001, PFSweb, Inc. and Arthur Andersen LLP terminated their client-auditor relationship. The reports of Arthur Andersen LLP on the consolidated financial statements for the past two years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The Audit Committee of the Board of Directors of the Company approved the decision to change independent accountants. In connection with its audits for the two most recent fiscal years and through February 26, 2001, there have been no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, consolidated financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused them to make reference thereto in their report on the consolidated financial statements for such years. During the two most recent fiscal years and through February 26, 2001, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Shareholders of PFSweb, Inc.:

     We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of PFSweb, Inc. (a Delaware corporation) and subsidiaries (see Note 1) as of March 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended March 31, 2000 included in this report on Form 10-K and have issued our report thereon dated May 4, 2000. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II of this report on Form 10-K is the responsibility of the company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements as of March 31, 2000 and for the two years then ended taken as a whole.

                                            ARTHUR ANDERSEN LLP

Dallas, Texas
May 4, 2000

                                                                     SCHEDULE II

                         PFSWEB, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                    FOR THE THREE YEARS ENDED MARCH 31, 2001
                             (AMOUNTS IN THOUSANDS)

                                                               ADDITIONS
                                                        -----------------------
                                           BALANCE AT   CHARGES TO   CHARGES TO                BALANCE AT
                                           BEGINNING     COST AND      OTHER                     END OF
                                           OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
                                           ----------   ----------   ----------   ----------   ----------
Fiscal Year Ended March 31, 1999:
  Allowance for doubtful accounts........     $318          344          --            (27)      $  635
Fiscal Year Ended March 31, 2000:
  Allowance for doubtful accounts........     $635          458          --           (403)      $  690
  Income tax valuation allowance.........     $ --          915          --             --       $  915
Fiscal Year Ended March 31, 2001:
  Allowance for doubtful accounts........     $690        2,203          --         (2,614)      $  279
  Income tax valuation allowance.........     $915        3,382          --             --       $4,297

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

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----
                 /s/ MARK C. LAYTON                    Chairman of the Board, President   June 29, 2001
-----------------------------------------------------    and Chief Executive Officer
                   Mark C. Layton                        (Principal Executive Officer)

                /s/ THOMAS J. MADDEN                   Executive Vice President and       June 29, 2001
-----------------------------------------------------    Chief Financial and Accounting
                  Thomas J. Madden                       Officer (Principal Financial
                                                         and Accounting Officer)

                /s/ CHRISTOPHER YATES                  Director                           June 29, 2001
-----------------------------------------------------
                  Christopher Yates

                 /s/ DR. NEIL JACOBS                   Director                           June 29, 2001
-----------------------------------------------------
                   Dr. Neil Jacobs

                /s/ TIMOTHY M. MURRAY                  Director                           June 29, 2001
-----------------------------------------------------
                  Timothy M. Murray

                 /s/ JAMES F. REILLY                   Director                           June 29, 2001
-----------------------------------------------------
                   James F. Reilly

                /s/ DAVID I. BEATSON                   Director                           June 29, 2001
-----------------------------------------------------
                  David I. Beatson

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                              DESCRIPTION OF EXHIBITS
        -------                            -----------------------

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

          10.2*          -- Employee Stock Option Plan

          10.3*          -- Employee Annual Incentive Plan

          10.4*          -- Industrial Lease Agreement between Shelby Drive
                            Corporation and Priority Fulfillment Services, Inc.

          10.5*          -- Lease Contract between Transports Weerts and Priority
                            Fulfillment Services Europe B.V.

          10.6**         -- Asset Purchase Agreement by and among PFSweb, Inc.,
                            Priority Fulfillment Services, Inc., Daisytek, Inc. and
                            Daisytek International Corporation

          10.7**         -- Transition Services Agreement by and between PFSweb, Inc.
                            and Daisytek International Corporation

          10.8**         -- Form of Change in Control Agreement between the Company and each of its executive officers

          21**           -- Subsidiaries of the Registrant

          23.1**         -- Consent of KPMG LLP

          23.2**         -- Consent of Arthur Andersen LLP

---------------

 * Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

** Filed herewith.