Form 10-Q
period 2001-06-30
PFSWEB INC
filed 2001-08-14
CIK 1095315

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from _______ to _______

                        Commission File Number 000-28275

                                  PFSWEB, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                     75-2837058
     -----------------------                     -------------------------
    (State of Incorporation)                     (I.R.S. Employer I.D. No.)

500 NORTH CENTRAL EXPRESSWAY, PLANO, TEXAS                 75074
------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:         (972) 881-2900
                                                     -------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X          No
                                -----           ----

At August 3, 2001 there were 18,114,092 shares of registrant's common stock outstanding.

                          PFSWEB, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                  JUNE 30, 2001

                                      INDEX


PART I. FINANCIAL INFORMATION                                                                        PAGE NUMBER
                                                                                                     -----------
      Item 1. Financial Statements:
                Condensed Consolidated Balance Sheets as of June 30, 2001
                   (unaudited) and March 31, 2001....................................................      3

                Unaudited Interim Condensed Consolidated Statements of Operations
                   for the Three Months Ended June 30, 2001 and 2000.................................      4

                Unaudited Interim Condensed Consolidated Statements of Cash Flows
                   for the Three Months Ended June 30, 2001 and 2000.................................      5

                Notes to Unaudited Interim Condensed Consolidated Financial
                   Statements........................................................................      6

      Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations .................................................     11

      Item 3. Quantitative and Qualitative Disclosure about Market Risk .............................     16

PART II. OTHER INFORMATION

      Item 4. Submission of Matters to a Vote of Security Holders....................................     18

      Item 6. Exhibits and Reports on Form 8-K ......................................................     18


SIGNATURES...........................................................................................     19

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                          PFSWEB, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS


                                                                                               June 30,       March 31,
                                                                                                 2001           2001
                                                                                             ------------    ------------
                                                                                              (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents ............................................................   $     23,152    $     22,266
    Accounts receivable, net of allowance for doubtful accounts of $321 and $279
        at June 30, 2001 and March 31, 2001, respectively ................................          6,226           7,294
    Other receivables ....................................................................          7,257           4,972
    Prepaid expenses and other current assets ............................................          3,629           3,848
                                                                                             ------------    ------------
                  Total current assets ...................................................         40,264          38,380
                                                                                             ------------    ------------

PROPERTY AND EQUIPMENT, net ..............................................................         14,688          20,253

OTHER ASSETS (including $574 of restricted cash as of June 30, 2001) .....................            646             104
                                                                                             ------------    ------------

                  Total assets ...........................................................   $     55,598    $     58,737
                                                                                             ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of capital lease obligations .........................................   $        499    $        300
    Trade accounts payable ...............................................................          5,746          11,051
    Accrued expenses .....................................................................          7,013           7,006
                                                                                             ------------    ------------
                  Total current liabilities ..............................................         13,258          18,357
                                                                                             ------------    ------------


CAPITAL LEASE OBLIGATIONS, less current portion ..........................................          2,401           2,139
OTHER LIABILITIES ........................................................................          1,125           1,240
                                                                                             ------------    ------------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and
        outstanding ......................................................................             --              --
    Common stock, $0.001 par value; 40,000,000 shares authorized;
        17,970,429 and 17,907,378 shares issued and outstanding at June 30, 2001
        and March 31, 2001,  respectively ................................................             18
                                                                                                                       18
    Additional paid-in capital ...........................................................         51,794          50,884
    Accumulated deficit ..................................................................        (11,689)        (13,592)
    Accumulated other comprehensive loss .................................................         (1,309)           (309)
                                                                                             ------------    ------------
                  Total shareholders' equity .............................................         38,814          37,001
                                                                                             ------------    ------------

                  Total liabilities and shareholders' equity .............................   $     55,598    $     58,737
                                                                                             ============    ============


The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

                          PFSWEB, INC. AND SUBSIDIARIES

        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                  Three Months Ended
                                                                      June 30,
                                                           ------------------------------
                                                               2001              2000
                                                           -------------    -------------
REVENUES:
    Service fee revenue ................................   $       9,417    $      13,370
    Other revenue ......................................             100               --
                                                           -------------    -------------
        Total revenues .................................           9,517           13,370
                                                           -------------    -------------

COSTS OF REVENUES:
    Cost of service fee revenue ........................           6,087            8,645
    Cost of other revenue ..............................              --               --
                                                           -------------    -------------
        Total costs of revenues ........................           6,087            8,645
                                                           -------------    -------------
        Gross profit ...................................           3,430            4,725

SELLING, GENERAL AND ADMINISTRATIVE
       EXPENSES ........................................           5,978            5,230
OTHER ..................................................          (4,280)              --
                                                           -------------    -------------
        Income (loss) from operations ..................           1,732             (505)

INTEREST INCOME ........................................             171              316
                                                           -------------    -------------
        Income (loss) before income taxes ..............           1,903             (189)

PROVISION FOR INCOME TAXES .............................              --               49
                                                           -------------    -------------

NET INCOME (LOSS) ......................................   $       1,903    $        (238)
                                                           =============    =============

NET INCOME (LOSS) PER SHARE:
     Basic and diluted .................................   $        0.11    $       (0.01)
                                                           =============    =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
     Basic and diluted .................................          17,970           17,870
                                                           =============    =============




The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

                          PFSWEB, INC. AND SUBSIDIARIES

        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                          Three Months Ended
                                                                                               June 30,
                                                                                        2001               2000
                                                                                   ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income  (loss) .........................................................   $         1,903    $          (238)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization ...........................................             1,480              1,380
       Non-cash compensation expense ...........................................               696                 16
       Provision for doubtful accounts .........................................                47                175
       Gain on sale of distribution facility ...................................            (4,976)                --
       Changes in operating assets and liabilities:
           Accounts and other receivables ......................................             1,104             (2,057)
           Prepaid expenses and other current assets ...........................            (2,306)              (639)
           Accounts payable and accrued expenses ...............................            (4,972)            (1,540)
                                                                                   ---------------    ---------------
                Net cash used in operating activities ..........................            (7,024)            (2,903)
                                                                                   ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment ........................................              (829)            (1,387)
    Change in other assets .....................................................              (574)             1,675
    Proceeds from sale of distribution facility, net ...........................             9,437                 --
                                                                                   ---------------    ---------------
                Net cash provided by investing activities ......................             8,034                288
                                                                                   ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease in long-term debt .................................................              (131)               (58)
    Net proceeds from issuance of common stock .................................                39                 --
                                                                                   ---------------    ---------------
                Net cash used in financing activities ..........................               (92)               (58)
                                                                                   ---------------    ---------------

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS ..........................               (32)              (110)
                                                                                   ---------------    ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........................               886             (2,783)

CASH AND CASH EQUIVALENTS, beginning of period .................................            22,266             24,896
                                                                                   ---------------    ---------------

CASH AND CASH EQUIVALENTS, end of period .......................................   $        23,152    $        22,113
                                                                                   ===============    ===============

SUPPLEMENTAL CASH FLOW INFORMATION
       Fixed assets acquired under capital leases ..............................   $           592    $            --
                                                                                   ===============    ===============




The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

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

     The unaudited interim condensed consolidated financial statements as of June 30, 2001, and for the three months ended June 30, 2001 and 2000, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. For all periods prior to the Spin-off, the accompanying consolidated financial statements are presented on a carve-out basis and reflect the consolidated historical results of operations, financial position and cash flows of the Company. For all periods prior to the Spin-off, certain expenses reflected in the consolidated financial statements include an allocation of certain Daisytek corporate expenses and infrastructure costs (see Note 5). Management believes that the methods used to allocate expenses are reasonable, although the cost of services could be higher if obtained from other sources. In addition, certain service fee revenue and cost of service fee revenue have been reflected by PFSweb for services subcontracted to PFSweb by Daisytek. The service fee revenue, cost of service fee revenue and allocated expenses have been reflected on bases that Daisytek and PFSweb consider to be a reasonable reflection of the services provided and revenue earned by PFSweb and the utilization of services provided by Daisytek and the benefit received by PFSweb. The financial information included herein may not reflect the consolidated financial position, operating results, shareholders' equity and cash flows of PFSweb in the future or what it would have been had PFSweb been a separate, stand-alone entity during the periods presented.

     In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of June 30, 2001, its results of operations and its results of cash flows for the three months ended June 30, 2001 and 2000. Results of the Company's operations for interim periods may not be indicative of results for the full fiscal year.

                          PFSWEB, INC. AND SUBSIDIARIES
     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



2. RECENTLY ISSUED ACCOUNTING PRINCIPLES

     In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and is effective after March 31, 2001. The Company adopted SFAS 140 in the quarter ended June 30, 2001. The adoption of SFAS 140 did not have a material impact on the Company's consolidated financial statements and related disclosures.

     In June, 2001, the FASB issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic fair-value based tests of the goodwill's impairment, and that intangible assets other than goodwill be amortized over their useful lives. Additionally, under the provision of the new accounting standard, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company believes that the adoption of SFAS 141 and SFAS 142 will not have a material impact on the Company's consolidated financial statements and related disclosures.


3. COMPREHENSIVE INCOME (LOSS) (IN THOUSANDS):


                                                      Three Months Ended
                                                            June 30,
                                                    2001            2000
                                                 -------------    -------------
Net income (loss) ............................   $       1,903    $        (238)
Other comprehensive income:
     Foreign currency translation
        adjustment ...........................          (1,000)            (107)
                                                 -------------    -------------
Comprehensive income (loss) ..................   $         903    $        (345)
                                                 =============    =============



     Effective April 1, 2001, in response to a change to the Euro for transaction activity previously conducted in the U.S. dollar by the Company's largest European client, the Company adopted the Euro as its functional currency for its European operations. As a result, all assets and liabilities are translated at exchange rates in effect at the end of the period, and income and expense items are translated at the average exchange rates for the period. Translation adjustments are reported as a separate component of shareholders' equity.

4. NET INCOME (LOSS) PER COMMON SHARE AND COMMON SHARE EQUIVALENT:

     Basic and diluted net income (loss) per common share attributable to PFSweb common stock were determined based on dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding. During the three months ended June 30, 2001 and 2000, outstanding options to purchase common shares were anti-dilutive and have been excluded from the weighted diluted average share computation.

                          PFSWEB, INC. AND SUBSIDIARIES
     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



5. TRANSACTIONS WITH DAISYTEK AND OTHER RELATED PARTIES:


     For periods prior to the Spin-off, the Company's costs and expenses include allocations from Daisytek for certain general administrative services including information technology, financial, treasury, legal, insurance and other corporate functions as well as certain costs of operations including facility charges.

These allocations have been estimated on bases that Daisytek and the Company consider to be a reasonable reflection of the utilization of services provided or the benefit received by the Company. The methods used for allocation of expenses from Daisytek were either (i) percentage of revenue, shipped orders, or number of employees or (ii) management's best estimate. However, these allocations of costs and expenses do not necessarily indicate the costs and expenses that would have been or will be incurred by the Company on a stand-alone basis. Management estimates that incremental selling, general and administrative expenses associated with PFSweb operating as a stand-alone publicly traded company, including executive management, overhead and public company costs, insurance and risk management costs, and other costs would have been approximately zero and $0.2 million for the three months ended June 30, 2001 and 2000, respectively.

     In conjunction with the successful completion of the Offering, PFSweb entered into agreements with Daisytek, including a tax sharing agreement, a transaction management services agreement, a transition services agreement and a master separation agreement. In addition, on a going forward basis, Daisytek will continue to be an obligator and guarantor for certain of the Company's facility and equipment leases.

     In addition, included in the financial statements are service fee revenues and cost of service fee revenue which have been reflected by PFSweb for certain services subcontracted to PFSweb by Daisytek under Daisytek's contractual agreements.

     Service fee revenues charged to Daisytek under (i) the IBM contracts, entered into during the quarter ended September 30, 1999, (ii) terms of the transaction management services agreement with Daisytek and (iii) for certain subcontracted services, were $5.7 and $7.5 million for the three months ended June 30, 2001 and 2000.

     On May 25, 2001, the Company completed the sale of a distribution facility to Daisytek pursuant to an Asset Purchase Agreement (the "Purchase Agreement"). Under the Purchase Agreement, the Company transferred and sold to Daisytek certain distribution and fulfillment assets, including equipment and fixtures, that were previously used by the Company to provide outsourcing services to Daisytek. Daisytek also assumed certain related equipment leases and a warehouse lease and hired certain employees who were associated with the warehouse facility. The consideration payable under the Purchase Agreement of $11.0 million ($10 million of which was paid at closing on May 25, 2001 and $1 million of which is payable over six months, subject to certain potential offsets) included a release by the Company and Daisytek of certain transaction management services agreements previously entered into between the Company and Daisytek and a Daisytek subsidiary. Proceeds of $10.1 million (excluding $0.8 million of remaining deferred proceeds), were received for assets with an approximately $4.5 million net book value with a resulting $5.0 million gain, after closing costs of $0.6 million. Concurrently with the closing of the sale, the Company and Daisytek also entered into a six-month transition services agreement under which the Company will provide Daisytek with certain transitional and information technology services for which the Company will receive monthly service fees, subject to satisfaction of certain performance criteria.

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

                          PFSWEB, INC. AND SUBSIDIARIES
     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The Company is currently discussing with IBM the continuation of these arrangements and has received a letter of intent from IBM to extend such agreements with PFS for two years subject to obtaining satisfactory financing.

6. STOCK OPTIONS


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

7. SUBSEQUENT EVENTS

     On August 13, 2001, the Company announced that its Board of Directors had authorized the repurchase of up to two million shares of the Company's common stock.

     In August 2001 and in conjunction with Daisytek's intention to transition the IBM business, the Company entered into a corporate structure with a third-party that established an affiliated company to replace Daisytek and provide the financing associated with this business. In support of this initiative, the Company made an equity investment of $0.75 million, for a 49% non-voting interest in this affiliate, and anticipates making an additional $5 million to $9 million subordinated debt infusion in the future. This affiliated entity has commenced negotiating financing for up to $60 million of inventory and accounts receivable and intends to enter into a transaction management services agreement with PFSweb.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.

FORWARD-LOOKING INFORMATION

    We have made forward-looking statements in this Report on Form 10-Q. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like "seek," "strive," "believe," "expect," "anticipate," "predict," "potential," "continue," "will," "may," "could," "intend," "plan," "target" and "estimate" or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to those set forth above or elsewhere in this Report on Form 10-Q could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:

o Our ability to retain and expand relationships with existing clients and attract new clients;

o our reliance on the fees generated by the transaction volume or product sales of our clients;

o our reliance on our clients' projections or transaction volume or product sales;

o        our ability to finalize pending contracts;

o        the impact of strategic alliances and acquisitions;

o        trends in the market for our services;

o        trends in e-commerce;

o        whether we can continue and manage growth;

o        changes in the trend toward outsourcing;

o        increased competition;

o        effects of changes in profit margins;

o the unknown effects of possible system failures and rapid changes in technology;

o        trends in government regulation both foreign and domestic;

o foreign currency risks and other risks of operating in foreign countries;

o        our dependency on key personnel;

o        our ability to raise additional capital;

o        the continued listing of our common stock on the NASDAQ; and

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

OVERVIEW

     We are an international provider of integrated business process outsourcing solutions to major brand name companies seeking to maximize their supply chain efficiencies and to extend their e-commerce initiatives. We derive our revenues from a broad range of services, including professional consulting, technology collaboration, order management, managed web hosting and web development, customer relationship management, billing and collection services, information management and international fulfillment and distribution services. We offer our services as an integrated solution, which enables our clients to outsource their complete infrastructure needs to a single source and to focus on their core competencies. Our distribution services are conducted at our warehouses and include real-time inventory management and customized picking, packing and shipping of our clients' customer orders. We currently provide infrastructure and distribution solutions to over 30 clients that operate in a range of vertical markets, including technology manufacturing, computer products, printers, cosmetics, fragile goods, high security collectibles, pharmaceuticals, housewares, telecommunications and consumer electronics, among others.

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

     Our expenses are comprised of (i) cost of service fee revenue, which consists primarily of compensation and related expenses for our Web-enabled customer contact center services, international fulfillment and distribution services and professional consulting services, and other fixed and variable expenses directly related to providing services under the terms of fee based contracts, including certain occupancy and information technology costs and depreciation and amortization expenses; and (ii) selling, general and administrative expenses, which consist primarily of compensation and related expenses for sales and marketing staff, executive, management and administrative personnel and other overhead costs, including certain occupancy and information technology costs and depreciation and amortization expenses.

RESULTS OF OPERATIONS


                                                                 Three Months Ended
                                                                      June 30,
                                                           -----------------------------
                                                               2001             2000
                                                           ------------     ------------
Service fee revenue ....................................           98.9%           100.0%
Other revenue ..........................................            1.1               --
                                                           ------------     ------------
       Total revenues ..................................          100.0            100.0
Cost of service fee revenue (as % of  service fee
    revenue) ...........................................           64.6             64.7
Cost of other revenue (as % of other revenue) ..........             --               --
                                                           ------------     ------------
       Total costs of revenues .........................           64.0             64.7
                                                           ------------     ------------
Gross profit ...........................................           36.0             35.3
Selling, general and administrative expenses ...........           62.8             39.1
Other ..................................................          (45.0)              --
                                                           ------------     ------------
Income (loss) from operations ..........................           18.2             (3.8)
Interest income ........................................            1.8              2.4
                                                           ------------     ------------
Income (loss) before income taxes ......................           20.0             (1.4)
Provision for income taxes .............................             --              0.4
                                                           ------------     ------------
Net income (loss) ......................................           20.0%            (1.8)%
                                                           ============     ============


RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED JUNE 30, 2001 AND 2000

     Service Fee Revenue. Service fee revenue was $9.4 million for the three months ended June 30, 2001 as compared to $13.4 million for the three months ended June 30, 2000, a decrease of $4.0 million or 29.6%. The decrease in service fee revenues over prior periods was due to the impact of certain contract terminations effected during fiscal 2001 and the reduction in fees earned from Daisytek and other existing clients, offset by the impact of new service contract relationships. The reduction in revenue attributed to the termination of lower margin producing contracts was $3.2 million. In conjunction with the sale of a distribution facility to Daisytek (discussed below in "Liquidity and Capital Resources"), we terminated certain of our transaction management services agreements entered into between us and Daisytek and a Daisytek subsidiary. Concurrently with the closing of the facility sale, we entered into a six-month transition services agreement to provide Daisytek with certain transitional and information services. The net impact of the changes in our services provided to Daisytek was a reduction in revenue of $1.9 million. The increase in revenue from new client contract relationships of $1.6 million was partially offset by a decrease in revenue from existing contracts of $0.5 million that we attribute to the recent slowdown in the U.S. economy.

     Other Revenue. Other revenue of $0.1 million for the three months ended June 30, 2001 represents the fees charged to a client in conjunction with the early termination of its contract.

     Cost of Service Fee Revenue. Cost of service fee revenue was $6.1 million for the three months ended June 30, 2001, as compared to $8.6 million during the three months ended June 30, 2000, a decrease of $2.5 million or 29.6%. The resulting service fee gross profit was $3.3, million or 35.4% of service fee revenue, during the three months ended June 30, 2001 as compared to $4.7 million, or 35.3% of service fee revenue for the three months ended June 30, 2000. The reduction in gross profit is primarily a result of the decrease in service fee revenue. By leveraging our existing infrastructure and by reducing the direct operating costs associated with the terminated contracts, such as personnel costs, warehousing and distribution costs, depreciation and other expenses, we were able to maintain a comparable gross profit margin.

     Selling, General and Administrative Expenses. SG&A expenses were $6.0 million for the three months ended June 30, 2001, or 62.8% of revenues, as compared to $5.2 million, or 39.1% of revenues, for the three months ended June 30, 2000. SG&A expenses increased over the prior year due to an increase in stand alone public company expenses, consisting primarily of taxes and insurance, incremental professional fees for audit and tax services associated with the change in our fiscal year end and increases in personnel compensation and sales and marketing costs.

     Other. Other primarily reflects the sale of a distribution facility used by PFSweb to provide outsourcing services to Daisytek. Cash proceeds of $10.1 million (excluding $0.8 million of remaining deferred proceeds), net of approximately $0.6 million of closing costs, were received for assets with an approximately $4.5 million net book value with a resulting $5.0 million gain. The net gain of approximately $5 million was offset by a $0.7 million non-cash charge associated with the Company's offer to modify certain stock options held by employees of our former parent company Daisytek.

     Interest Income. Interest income was $0.2 million for the three months ended June 30, 2001 as compared to interest income of $0.3 million for the three months ended June 30, 2000. The reduction in interest income is primarily attributable to lower interest rates.

     Income Taxes. For the three months ended June 30, 2001, we did not record any taxes associated with our net income due to previously recorded losses. Additionally, since we have not established a sufficient history of earnings for our U.S. and European operations, a valuation allowance has been provided for our net deferred tax assets as of June 30, 2001, which are primarily related to our net operating loss carryforwards. Although we had a pre-tax loss for the three months ended June 30, 2000, we recorded an income tax provision associated with a pre-tax income from our Canadian operations. For the three months ended June 30, 2000 certain deferred tax assets were realized, which offset the taxes associated with our pre-tax income generated in the U.S. We did not record an income tax benefit for our European pre-tax losses.

LIQUIDITY AND CAPITAL RESOURCES

     On May 25, 2001, the Company completed the sale of a distribution facility to Daisytek pursuant to an Asset Purchase Agreement (the "Purchase Agreement"). Under the Purchase Agreement, the Company transferred and sold to Daisytek certain distribution and fulfillment assets, including equipment and fixtures that were previously used by the Company to provide outsourcing services to Daisytek. Daisytek also assumed certain related equipment leases and a warehouse lease and hired certain employees who were associated with the warehouse facility. The consideration payable under the Purchase Agreement of $11.0 million ($10 million of which was paid at closing on May 25, 2001 and $1 million of which is payable over six months, subject to certain potential offsets) included a release by the Company and Daisytek of certain transaction management services agreements previously entered into between the Company and Daisytek and a Daisytek subsidiary. Proceeds of $10.1 million (excluding $0.8 million of remaining deferred proceeds) were received for assets with an approximately $4.5 million net book value with a resulting $5.0 million gain, after closing costs of $0.6 million. Concurrently with the closing of the sale, the Company and Daisytek also entered into a six-month transition services agreement under which the Company will provide Daisytek with certain transitional and information technology services for which the Company will receive monthly service fees, subject to satisfaction of certain performance criteria.

     After giving effect to the termination of our agreement with Daisytek, approximately 20% of our revenue will be derived from our existing arrangements related to IBM products. Under these arrangements, Daisytek acted as a distributor of various IBM products. In the quarter ended June 30, 2001 Daisytek indicated that it did not intend to continue to distribute these products under these arrangements after their scheduled expiration date. Concurrently, we received a letter of intent from IBM to extend such agreements with PFS for two years subject to obtaining satisfactory financing. In conjunction with Daisytek's intention to transition the IBM business, we entered into a corporate structure with a third-party that established an affiliated company to replace Daisytek and provide the financing associated with this business. In support of this initiative, we made an equity investment of $0.75 million, for a 49% non-voting interest in this affiliate, and anticipate making an additional $5 million to $9 million subordinated debt infusion in the future. This affiliated entity has commenced negotiating financing for up to $60 million of inventory and accounts receivable and intends to enter into a transaction management services agreement with us.

     During the three months ended June 30, 2001, our working capital increased, primarily due to the proceeds from the sale of a distribution facility, to $27.0 million at June 30, 2001 from $20.0 million at March 31, 2001. In order to provide additional financing in the future, in addition to our current cash position of over $23 million, we plan to evaluate alternatives including establishing our own credit facility or entering into asset based lending programs. In conjunction with these alternatives we may be required to provide certain letters of credit to secure these arrangements. We currently believe that our cash position will satisfy our known operating cash needs, our working capital and capital expenditure requirements and our financing alternatives, including our recently announced share repurchase program, for the next twelve months.

     Net cash used in financing activities was $0.1 million for the three months ended June 30, 2001, representing payments on our capital lease obligations offset by the proceeds from the issuance of common stock. Net cash used in financing activities was $0.1 million for the three months ended June 30, 2000, representing payments on our capital lease obligations.

     Net cash used in operating activities was $7.0 million for the three months ended June 30, 2001, and primarily reflected an increase in prepaid expenses and other current assets of $2.3 million and a decrease in accounts receivable of $1.1 million and accounts payable and accrued expenses of $5.0 million. The decrease in accounts payable is primarily attributable to a reduction of payables that was due to one of our clients. The increase in other current assets primarily relates to VAT receivables associated with our European operations which are expected to be collected in the September 2001 quarter. Net cash used in operating activities totaled $2.9 million for the three months ended June 30, 2000 and primarily reflected a reduction in accounts payable and accrued expenses of $1.5 million and an increase in prepaid expenses and accounts and other receivables of $2.7 million.

     Net cash provided by investing activities for the three months ended June 30, 2001 totaled $8.0 million. The net proceeds from the sale of one of our distribution facilities for $9.4 million were offset by capital expenditures of $0.8 million and the establishment of a restricted cash balance of $0.6 million. Net cash provided by investing activities was $0.3 million for the three months ended June 30, 2000. During the three months ended June 30, 2000, our capital expenditures totaled $1.4 million, which was offset by the full collection of other receivables. Capital expenditures have historically consisted primarily of additions to upgrade our management information systems, including our Internet-based customer tools, other methods of e-commerce and general expansion of our facilities, both domestic and foreign. We expect to incur significant capital expenditures in order to support new contracts and anticipated future growth opportunities. We anticipate that our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months will be approximately $4 to $7 million. Some of these expenditures may be financed through operating or capital leases.

     Currently, we believe that we are operating with and incurring costs applicable to excess capacity in both our North American and European operations. We believe that as we add revenue that we will be able to more fully cover our existing infrastructure and public company costs and reach profitability. We currently estimate that the revenue needed to leverage our infrastructure and reach profitability is $13 million to $14 million per quarter. No assurance can be given that we can achieve such operating levels, or that, if achieved, we will be profitable in any particular fiscal period.

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

SEASONALITY

     The seasonality of our business is dependent upon the seasonality of our clients' business and their sale of their products. Accordingly, our management must rely upon the projections of our clients in assessing quarterly variability. We believe that with our current client mix, our business activity will be slightly more significant in the quarter ended December 31.

     We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.

INFLATION

     Management believes that inflation has not had a material effect on our operations.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and is effective after March 31, 2001. The Company adopted SFAS 140 in the quarter ended June 30, 2001. The adoption of SFAS 140 did not have a material impact on the Company's consolidated financial statements and related disclosures.

     In July, 2001, the FASB issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 requires that ratable amortization of goodwill be replaced with periodic fair-value based tests of the goodwill's impairment, and that intangible assets other than goodwill be amortized over their useful lives. Additionally, under the provision of the new accounting standard, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company believes that the adoption of SFAS 141 and SFAS 142 will not have a material impact on the Company's consolidated financial statements and related disclosures.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to various market risks including interest rates on its financial instruments and foreign exchange rates.

Interest Rate Risk

     The carrying value of our financial instruments, which include cash and cash equivalents, accounts receivable, note receivable, accounts payable and capital lease obligations, approximate their fair values based on short terms to maturity or current market prices and rates. The impact of a 100 basis point change in interest rates would not have a material impact on the Company's results of operations or financial position.

Foreign Exchange Risk

     Currently, our foreign currency exchange rate risk is primarily limited to Canadian dollars and the Euro. In the future, we believe our foreign currency exchange risk will also include other currencies applicable to certain of our international operations. We may, from time to time, employ a small number of derivative financial instruments to manage our exposure to fluctuations in foreign currency rate risk. To hedge our net investment and long-term intercompany payable balance we might enter into forward currency exchange contracts. We do not hold or issue derivative financial instruments for trading purposes or enter into foreign currency transactions for speculative purposes.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a)   Exhibits:

          EXHIBIT
            NO.            DESCRIPTION OF EXHIBITS

           3.1*            Amended and Restated Certificate of Incorporation

           3.2*            Amended and Restated Bylaws

          10.1** Asset Purchase Agreement by and among PFSweb, Inc., Priority Fulfillment Services, Inc., Daisytek, Inc. and Daisytek International Corporation

          10.2** Transition Services Agreement by and between PFSweb, Inc. and Daisytek International Corporation

          10.3***          Offer to Exchange dated April 30, 2001

-----------
* Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

** Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended March 31, 2001.

*** Incorporated by reference from PFSweb, Inc. Schedule TO filed on April 30, 2001.


b)       Reports on Form 8-K:

                  Form 8-K filed on April 13, 2001 reporting Item 5, Other Events, that on April 10, 2001, PFSweb, Inc. (the "Company") received a letter from The Nasdaq Stock Market indicating that the Company no longer complies with the $1.00 minimum bid price requirement for continued listing set forth in Marketplace Rule 4450(a)(5), and that the Company's common stock is, therefore, subject to delisting from The Nasdaq National Market. The Company announced that it had requested a hearing from Nasdaq to appeal the Nasdaq Staff determination.

                  Form 8-K filed on April 30, 2001 reporting Item 5, Other Events, that on April 30, 2001, PFSweb, Inc. (the "Company") received a letter from The Nasdaq Stock Market indicating that the Company complies with the $1.00 minimum bid price requirement for continued listing set forth in Marketplace Rule 4450(a)(5), and that the delisting notice previously received from The Nasdaq National Market was rescinded.

                  Form 8-K filed on June 11, 2001 reporting Item 2, Acquisition and Disposition of Assets, that on May 25, 2001, PFSweb, Inc. (the "Company") completed the sale of certain assets to Daisytek International Corporation ("Daisytek") pursuant to an Asset Purchase Agreement (the "Purchase Agreement").

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 14, 2001




                                  PFSweb, Inc.

                                  By:  /s/ Thomas J. Madden
                                     -----------------------------------------
                                      Thomas J. Madden
                                      Chief Financial Officer,
                                      Chief Accounting Officer,
                                      Executive Vice President

                                INDEX TO EXHIBITS


  EXHIBIT
  NUMBER          DESCRIPTION OF EXHIBITS
  -------         -----------------------
    3.1*          Amended and Restated Certificate of Incorporation

    3.2*          Amended and Restated Bylaws

   10.1**         Asset Purchase Agreement by and among PFSweb, Inc., Priority
                  Fulfillment Services, Inc., Daisytek, Inc. and Daisytek
                  International Corporation

   10.2**         Transition Services Agreement by and between PFSweb, Inc. and
                  Daisytek International Corporation

  10.3***         Offer to Exchange dated April 30, 2001


----------
* Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

** Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended March 31, 2001.

*** Incorporated by reference from PFSweb, Inc. Schedule TO filed on April 30, 2001.