Form 10-Q
period 2001-09-30
PFSWEB INC
filed 2001-11-14
CIK 1095315

                                   FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



      [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2001

                                       OR

      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from         to
                                               -------    -------

                        Commission File Number 000-28275

                                  PFSWEB, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                             75-2837058
------------------------                             --------------------------
(State of Incorporation)                             (I.R.S. Employer I.D. No.)

500 NORTH CENTRAL EXPRESSWAY, PLANO, TEXAS                     75074
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:           (972) 881-2900

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

At November 3, 2001 there were 18,057,109 shares of registrant's common stock outstanding.

                          PFSWEB, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                               SEPTEMBER 30, 2001

                                      INDEX

PART I.     FINANCIAL INFORMATION                                                                    PAGE NUMBER
                                                                                                     -----------
      Item 1.     Financial Statements:
                      Condensed Consolidated Balance Sheets as of September 30, 2001
                           (unaudited) and March 31, 2001..........................................      3

                      Unaudited Interim Condensed Consolidated Statements of
                           Operations for the Three and Six Months Ended September 30,
                           2001 and 2000...........................................................      4

                      Unaudited Interim Condensed Consolidated Statements of Cash
                           Flows for the Six Months Ended September 30, 2001 and 2000..............      5

                      Notes to Unaudited Interim Condensed Consolidated Financial
                           Statements..............................................................      6

      Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .........................................     11

      Item 3.     Quantitative and Qualitative Disclosure about Market Risk .......................     17

PART II.    OTHER INFORMATION

      Item 4.     Submission of Matters to a Vote of Security Holders..............................     19

      Item 6.     Exhibits and Reports on Form 8-K ................................................     19


SIGNATURES        .................................................................................     21

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          PFSWEB, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS
                                                                                            September 30,  March 31,
                                                                                                2001         2001
                                                                                            ------------  ----------
                                                                                            (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents ..............................................................   $ 14,870    $ 22,266
    Accounts receivable, net of allowance for doubtful accounts of $186 and $279
        at September 30, 2001 and March 31, 2001, respectively .............................      8,310       7,294
    Other receivables ......................................................................      1,162       4,972
    Prepaid expenses and other current assets ..............................................      3,440       3,848
                                                                                               --------    --------
                  Total current assets .....................................................     27,782      38,380
                                                                                               --------    --------

PROPERTY AND EQUIPMENT, net ................................................................     15,574      20,253

RELATED PARTY NOTE RECEIVABLE ..............................................................      8,800        --

OTHER ASSETS (including $2,742 of restricted cash as of September 30, 2001) ................      4,512         104
                                                                                               --------    --------

                  Total assets .............................................................   $ 56,668    $ 58,737
                                                                                               ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of capital lease obligations ...........................................   $    908    $    300
    Trade accounts payable (including related party payables of $941 as of
      September 30, 2001) ..................................................................      4,738      11,051
    Accrued expenses .......................................................................      6,058       7,006
                                                                                               --------    --------
                  Total current liabilities ................................................     11,704      18,357
                                                                                               --------    --------

CAPITAL LEASE OBLIGATIONS, less current portion ............................................      3,682       2,139
OTHER LIABILITIES ..........................................................................      2,473       1,240
                                                                                               --------    --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and
        outstanding ........................................................................       --          --
    Common stock, $0.001 par value; 40,000,000 shares authorized;
        18,027,792 and 17,907,378 shares issued and outstanding at September 30,
        2001 and March 31, 2001,  respectively .............................................         18          18
    Additional paid-in capital .............................................................     51,889      50,884
    Accumulated deficit ....................................................................    (12,142)    (13,592)
    Accumulated other comprehensive loss ...................................................       (871)       (309)
    Treasury stock at cost, 86,300 shares at September 30, 2001 ............................        (85)       --
                                                                                               --------    --------
                  Total shareholders' equity ...............................................     38,809      37,001
                                                                                               --------    --------
                  Total liabilities and shareholders' equity ...............................   $ 56,668    $ 58,737
                                                                                               ========    ========

     The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

                          PFSWEB, INC. AND SUBSIDIARIES

        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                SEPTEMBER  30,         SEPTEMBER  30,
                                                             -------------------     ------------------

                                                               2001        2000        2001        2000
                                                             --------    --------    --------    --------
REVENUES:
    Service fee revenue ..................................   $  9,006    $ 11,263    $ 18,423    $ 24,633
    Service fee revenue - related party (Note 5) .........        283          --         283          --
    Other revenue ........................................         --       1,700         100       1,700
                                                             --------    --------    --------    --------
        Total revenues ...................................      9,289      12,963      18,806      26,333
                                                             --------    --------    --------    --------

COSTS OF REVENUES:
    Cost of service fee revenue ..........................      5,680       9,458      11,767      18,103
    Cost of other revenue ................................       (627)      2,411        (627)      2,411
                                                             --------    --------    --------    --------
        Total costs of revenues ..........................      5,053      11,869       1,140      20,514
                                                             --------    --------    --------    --------
        Gross profit .....................................      4,236       1,094       7,666       5,819

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .............      5,301       7,858      11,279      13,088
OTHER (Note 5) ...........................................       (500)         --      (4,780)         --
                                                             --------    --------    --------    --------
        Income (loss) from operations ....................       (565)     (6,764)      1,167      (7,269)

INTEREST INCOME ..........................................        112         316         283         632
                                                             --------    --------    --------    --------
        Income (loss) before income taxes ................       (453)     (6,448)      1,450      (6,637)

PROVISION FOR INCOME TAXES ...............................         --          17          --          66
                                                             --------    --------    --------    --------

NET INCOME (LOSS) ........................................   $   (453)   $ (6,465)   $  1,450    $ (6,703)
                                                             ========    ========    ========    ========

NET INCOME (LOSS) PER SHARE:
     Basic and diluted ...................................   $  (0.03)   $  (0.36)   $   0.08    $  (0.38)
                                                             ========    ========    ========    ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
     Basic and diluted ...................................     18,079      17,870      18,025      17,870
                                                             ========    ========    ========    ========


     The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

                          PFSWEB, INC. AND SUBSIDIARIES

        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                           Six Months Ended
                                                                                             September 30,
                                                                                           2001       2000
                                                                                         --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ................................................................   $  1,450    $ (6,703)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization .................................................      2,748       3,550
       Non-cash compensation expense .................................................        696          37
       Provision for doubtful accounts ...............................................        (51)      2,448
       Gain on sale of distribution facility .........................................     (5,476)         --
       Changes in operating assets and liabilities:
           Accounts receivable .......................................................       (872)     (4,261)
           Prepaid expenses and other current assets .................................      3,364      (1,257)
           Accounts payable and accrued expenses .....................................     (5,869)      2,985
                                                                                         --------    --------
                Net cash used in operating activities ................................     (4,010)     (3,201)
                                                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment ..............................................       (784)     (2,626)
    Change in other assets ...........................................................     (2,742)      3,417
    Equity investment in affiliate ...................................................       (750)         --
    Loans to related party ...........................................................     (8,800)         --
    Proceeds from sale of distribution facility, net .................................      9,937          --
                                                                                         --------    --------
                Net cash provided by (used in) investing activities ..................     (3,139)        791
                                                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of long-term debt .......................................................       (320)       (137)
    Purchases of  treasury stock .....................................................        (85)         --
    Net proceeds from issuance of common stock .......................................        134          --
                                                                                         --------    --------
                Net cash used in financing activities ................................       (271)       (137)
                                                                                         --------    --------

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS ................................         24        (131)
                                                                                         --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ............................................     (7,396)     (2,678)

CASH AND CASH EQUIVALENTS, beginning of period .......................................     22,266      24,896
                                                                                         --------    --------

CASH AND CASH EQUIVALENTS, end of period .............................................   $ 14,870    $ 22,218
                                                                                         ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION
       Fixed assets acquired under capital leases ....................................   $  2,472    $     --
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

    The unaudited interim condensed consolidated financial statements as of September 30, 2001, and for the three and six months ended September 30, 2001 and 2000, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of September 30, 2001, its results of operations for the three and six months ended September 30, 2001 and 2000 and its results of cash flows for the six months ended September 30, 2001 and 2000. Results of the Company's operations for interim periods may not be indicative of results for the full fiscal year.

     Certain prior period data has been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income, shareholders' equity or cash flows.

2. RECENTLY ISSUED ACCOUNTING PRINCIPLES:

       In 2001, the FASB issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 requires that ratable amortization of goodwill be replaced with annual fair-value based tests of the goodwill's impairment, and that intangible assets other than goodwill be amortized over their useful lives. Additionally, under the provision of the new accounting standard, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The adoption of SFAS 141 as of July 1,

                          PFSWEB, INC. AND SUBSIDIARIES
     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2001 did not have a material impact on the Company's financial statements and related disclosures. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company believes that the adoption SFAS 142 will not have a material impact on the Company's consolidated financial statements and related disclosures.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is currently assessing the impact on the consolidated financial statements and will adopt the provisions of this standard by the first quarter of 2003.

     In October, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a universal accounting model based on the framework established in SFAS 121 for the long-lived assets to be disposed of by sale. The Company is currently assessing the impact on the consolidated financial statements and will adopt the provisions by the first quarter of 2002.

3. COMPREHENSIVE LOSS (IN THOUSANDS):

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                ------------------     ----------------
                                                  2001       2000       2001       2000
                                                -------    -------    -------    -------
  Net income (loss) .........................   $  (453)   $(6,465)   $ 1,450    $(6,703)
  Comprehensive income adjustments:
       Foreign currency translation
          adjustment ........................       438        (14)      (562)      (121)
                                                -------    -------    -------    -------
  Comprehensive income (loss) ...............   $   (15)   $(6,479)   $   888    $(6,824)
                                                =======    =======    =======    =======

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

4. NET INCOME (LOSS) PER COMMON SHARE AND COMMON SHARE EQUIVALENT:

      Basic and diluted net income (loss) per common share attributable to PFSweb common stock were determined based on dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding. During the three and six months ended September 30, 2001 and 2000, all outstanding options to purchase common shares were anti-dilutive and have been excluded from the weighted diluted average share computation. There are no other potentially dilutive securities outstanding.

5. TRANSACTIONS WITH DAISYTEK AND OTHER RELATED PARTIES:

     For periods prior to the Spin-off, the Company's costs and expenses include allocations from Daisytek for certain general administrative services including information technology, financial, treasury, legal, insurance and other corporate functions as well as certain costs of operations including facility charges. Management estimates that incremental costs associated with PFSweb operating as a stand-alone publicly traded company would have been approximately zero for the three and six months ended September 30, 2001 and $0.2 million for the three and six months ended September 30, 2000.

     In conjunction with the successful completion of the Offering, PFSweb entered into agreements with Daisytek, including a tax sharing agreement, a transaction management services agreement, a transition

                          PFSWEB, INC. AND SUBSIDIARIES
     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

services agreement and a master separation agreement. In addition, as part of the Spin-off process, Daisytek remained an obligor and guarantor for certain of the Company's facility and equipment leases.

      On May 25, 2001, the Company completed the sale of a distribution facility to Daisytek pursuant to an Asset Purchase Agreement (the "Purchase Agreement"). Under the Purchase Agreement, the Company transferred and sold to Daisytek certain distribution and fulfillment assets, including equipment and fixtures, that were previously used by the Company to provide outsourcing services to Daisytek. Daisytek also assumed certain related equipment leases and a warehouse lease and hired certain employees who were associated with the warehouse facility. The consideration payable under the Purchase Agreement of $11.0 million ($10 million of which was paid at closing on May 25, 2001 and $1 million of which is payable over six months, subject to certain potential offsets) included a release by the Company and Daisytek of certain transaction management services agreements previously entered into between the Company and Daisytek and a Daisytek subsidiary. As of September 30, 2001, proceeds of $10.6 million (excluding $0.3 million of remaining deferred proceeds), were received for assets with an approximately $4.5 million net book value with a resulting $5.5 million gain, after closing costs of $0.6 million. Concurrently with the closing of the sale, the Company and Daisytek also entered into a six-month transition services agreement under which the Company is providing Daisytek with certain transitional and information technology services for which the Company is receiving monthly service fees, subject to satisfaction of certain performance criteria.

     Service fee revenues charged to Daisytek (i) under the IBM contracts, entered into during the quarter ended September 30, 1999, and terminated in the quarter ended September 30, 2001, (ii) under terms of the transaction management services agreement with Daisytek, which was terminated in the quarter ended June 30, 2001, (iii) for certain subcontracted service, and (iv) pursuant to the six month transition services agreement entered into during the quarter ended June 30, 2001, were $3.0 and $8.7 million for the three and six months ended September 30, 2001 and $5.5 million and $13.1 million for the three and six months ended September 30, 2000, respectively.

      On May 29, 2001, the Company repriced and vested certain options held by Daisytek officers, directors and employees and non-employees which resulted in a non-cash charge of approximately $0.7 million.

      The Company, Business Supplies Distributors, a Daisytek subsidiary ("BSD"), Daisytek and IBM were parties to various Master Distributor Agreements which had various scheduled expiration dates through September 2001. Under these agreements, BSD acted as a master distributor of various IBM products, Daisytek provided financing and credit support to BSD and the Company provided transaction management and fulfillment services to BSD. On June 8, 2001, Daisytek notified the Company and IBM that it did not intend to renew these agreements upon their scheduled expiration dates. In August 2001, the Company and Inventory Financing Partners, LLC ("IFP") formed Business Supplies Distributors Holdings, LLC ("Holdings"), and Holdings formed a wholly-owned subsidiary, BSD Acquisition Corp. ("Supplies Distributors"), and Supplies Distributors, the Company and IBM entered into Master Distributor Agreements to replace the prior agreements. Under these agreements, Supplies Distributors acts as a master distributor of various IBM products and, pursuant to a transaction management services agreement between the Company and Supplies Distributors, the Company provides transaction management and fulfillment services to Supplies Distributors. The Company made an equity investment of $0.75 million in Holdings for a 49% voting interest, and IFP made an equity investment of $0.25 million in Holdings for a 51% voting interest. As of September 30, 2001, certain officers and directors of the Company owned, individually, a 9.8% non-voting interest, and, collectively, a 49% non-voting interest, in IFP. In addition to its equity investment in Holdings, the Company has also provided Supplies Distributors with a subordinated loan which, as of September 30, 2001, had an outstanding balance of $8.8 million and accrued interest at an effective rate of approximately 10%.

      On September 26, 2001, Supplies Distributors purchased all of the stock of BSD for a purchase price of $923,000 and certain inventory purchase discount rights. On September 27, 2001, Supplies Distributors entered into short-term credit facilities with IBM Credit Corporation and IBM Belgium Financial Services S.A. for the purpose of financing its distribution of IBM products. The facilities include $40 million for the U.S. operations and 20 million Euros (approximately $18 million) for the European operations. The Company has provided a collateralized guaranty to secure the repayment of these credit facilities. As of

                          PFSWEB, INC. AND SUBSIDIARIES
     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2001, the outstanding balance of the credit facilities guaranteed by PFSweb was approximately $37 million.

  Supplies Distributors' credit facilities with IBM Credit Corporation and IBM Belgium Financial Services S.A. expire in January 2002. The Company believes that Supplies Distributors should be able to renew its credit facilities with IBM Credit Corporation and IBM Belgium Financial Services S.A., prior to or at expiration, under longer terms. However, IBM Credit Corporation and IBM Belgium Financial Services S.A. have expressed a desire to reduce the overall amounts being provided to Supplies Distributors and therefore, the Company and Supplies Distributors are currently seeking to obtain additional asset based financing for portions of the IBM business. Although the Company currently anticipates Supplies Distributors retaining its financing from IBM Credit Corporation and IBM Belgium Financial Services S.A. for a portion of the IBM business, the Company can provide no assurance with respect to Supplies Distributors' ability to renew its credit facilities with IBM Credit Corporation and IBM Belgium Financial Services S.A. at their expiration, increase its borrowing capacity, or obtain financing from additional lenders. Either the Company or Supplies Distributors will have to obtain financing to maintain the IBM business arrangements. After giving effect to the termination of our agreement with Daisytek, approximately 15% to 20% of our revenue will be derived from our arrangements with Supplies Distributors applicable to the IBM business.

       Pursuant to the terms of the Company's transaction management services agreement with Supplies Distributors, the Company earned service fees, which are reported as service fee revenue - related party in the accompanying condensed consolidated financial statements, of approximately $0.3 million for the three and six months ended September 30, 2001. For the three and six months ended September 30, 2001, PFSweb fees earned applicable to the IBM business, including related party revenue, were $2.0 million and $3.9 million, respectively. For the three and six months ended September 30, 2000, prior to becoming a related party, service fees earned by PFSweb from BSD, associated with the same business endeavor, were $0.4 million and $2.2 million, respectively. Service fee revenue earned from the IBM business for the three and six months ended September 30, 2000 were reduced by $1.3 million foreign currency transaction losses applicable to the devaluation of the Euro that were required under the terms of the arrangements between the Company and BSD to be included in the service fee calculation.

6. INVESTMENT IN UNCONSOLIDATED AFFILIATE

     The Company records its interest in Holdings' net income, which is allocated and distributed to the owners pursuant to the terms of Holdings' operating agreement, under the modified equity method, which results in the Company recording its allocated earnings of Holdings or 100% of Holdings' losses. The Company recorded no equity in earnings for the three and six months ended September 30, 2001.

     Summarized unaudited financial information for Holdings as of September 30, 2001 is as follows (in thousands):

    Current assets...............................................     $51,529
    Total assets.................................................     $52,468
    Current credit facility payable (guaranteed by PFSweb) ......     $20,747
    Current liabilities..........................................     $42,507
    Subordinated debt due to PFSweb..............................     $ 8,800
    Shareholders' equity.........................................     $ 1,161

       Summarized unaudited operating information for Holdings for the three and six months ended September 30, 2001 is as follows (in thousands):

    Net revenues.................................................     $18,294
    Cost of goods sold...........................................     $17,105
    Income before taxes..........................................     $   214
    Net income...................................................     $   152

                          PFSWEB, INC. AND SUBSIDIARIES
     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. OTHER EVENTS

     The Company has elected to change its fiscal year from March 31 to December 31.

      On August 13, 2001, the Company announced that its Board of Directors had authorized the repurchase of up to two million shares of the Company's common stock. As of September 30, 2001, the Company had purchased 86,300 shares of common stock.

     On November 1, 2001, pursuant to the terms of a release agreement, the Company and a vendor terminated an approximately $8.8 million asset purchase agreement and the Company received a full refund of its $1 million prepayment and deposit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.

FORWARD-LOOKING INFORMATION

    We have made forward-looking statements in this Report on Form 10-Q. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like "seek," "strive," "believe," "expect," "anticipate," "predict," "potential," "continue," "will," "may," "could," "intend," "plan," "target" and "estimate" or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to those set forth above or elsewhere in this Report on Form 10-Q and our Form 10-K for the year ended March 31, 2001 could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:

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

o   our ability, or that of our affiliates, to obtain working capital financing;

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

OVERVIEW

     We are an international provider of integrated business process outsourcing solutions to major brand name companies seeking to maximize their supply chain efficiencies and to extend their e-commerce initiatives. We derive our revenues from a broad range of services, including professional consulting, technology collaboration, order management, managed web hosting and web development, customer relationship management, billing and collection services, information management and international fulfillment and distribution services. We offer our services as an integrated solution, which enables our clients to outsource their complete infrastructure needs to a single source and to focus on their core competencies. Our distribution services are conducted at our warehouses and include real-time inventory management and customized picking, packing and shipping of our clients' customer orders. We currently provide infrastructure and distribution solutions to clients that operate in a range of vertical markets, including technology manufacturing, computer products, printers, cosmetics, fragile goods, high security collectibles, pharmaceuticals, housewares, telecommunications and consumer electronics, among others.

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

RESULTS OF OPERATIONS

                                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                                         SEPTEMBER  30,      SEPTEMBER  30,
                                                       ------------------   ----------------
                                                         2001      2000      2001      2000
                                                         -----     -----     -----     -----
Service fee revenue (including related party
  revenue) ...........................................   100.0%     86.9%     99.5%     93.5%
Other revenue ........................................     0.0      13.1       0.5       6.5
                                                         -----     -----     -----     -----
       Total revenues ................................   100.0     100.0     100.0     100.0
Cost of service fee revenue (as % of service
  fee revenue) .......................................    61.1      84.0      62.9      73.5
Cost of other revenue (as % of  total
  revenues) ..........................................    (6.7)     18.6      (3.3)      9.2
                                                         -----     -----     -----     -----
       Total costs of revenues .......................    54.4      91.6      59.2      77.9
                                                         -----     -----     -----     -----
Gross profit .........................................    45.6       8.4      40.8      22.1
Selling, general and administrative expenses .........    57.1      60.6      60.0      49.7
Other ................................................    (5.4)      0.0     (25.4)      0.0
                                                         -----     -----     -----     -----
Income (loss) from operations ........................    (6.1)    (52.2)      6.2     (27.6)
Interest income ......................................     1.2       2.4       1.5       2.4
                                                         -----     -----     -----     -----
Income (loss) before income taxes ....................    (4.9)    (49.8)      7.7     (25.2)
Provision  for income taxes ..........................     0.0       0.1       0.0       0.3
                                                         -----     -----     -----     -----
Net income (loss) ....................................    (4.9)%   (49.9)%     7.7%    (25.5)%
                                                         =====     =====     =====     =====

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

Service Fee Revenue (including related party service fee revenue). Service fee revenue was $9.3 million for the three months ended September 30, 2001 as compared to $11.3 million for the three months ended September 30, 2000, a decrease of $2.0 million or 17.5%. Service fee revenue was $18.7 million for the six months ended September 30, 2001, as compared to $24.6 million during the six months ended September 30, 2000, a decrease of $5.9 million or 24.1%. The decrease in service fee revenues over prior periods was due to the impact of certain contract terminations effected during fiscal 2001 and the reduction in fees earned from Daisytek, offset by the impact of new service contract relationships and other existing client relationships. The reduction in revenue attributed to the termination of lower margin producing contracts was $3.1 million and $6.6 million for the three and six months ended September 30, 2001, respectively. In conjunction with the sale of a distribution facility to Daisytek in May 2001 (discussed below in "Liquidity and Capital Resources"), we terminated certain of our transaction management services agreements entered into between us and Daisytek and a Daisytek subsidiary. Concurrently with the closing of the facility sale, we entered into a six-month transition services agreement to provide Daisytek with certain transitional and information services. The net impact of the changes in our services provided to Daisytek was a reduction in revenue of $2.5 million and $4.3 million for the three and six months ended September 30, 2001, respectively. For the three and six months ended September 30, 2001, the increase in revenue attributed to new client contract relationships was $3.3 million and $4.0 million, respectively. For the three and six months ended September 30, 2001, the increase in revenue from existing contracts was $0.3 million and $1.0 million, respectively. We believe this increase was negatively impacted by the recent slowdown in the U.S. economy.

    Pursuant to the terms of the Company's transaction management services agreement with Supplies Distributors, the Company earned service fees, which are reported as service fee revenue - related party in the accompanying condensed consolidated financial statements, of approximately $0.3 million for the three and six months ended September 30, 2001. For the three and six months ended September 30, 2001, PFSweb fees earned applicable to the IBM business, including related party revenue, were $2.0 million and $3.9 million, respectively. For the three and six months ended September 30, 2000, prior to becoming a related party, service fees earned by PFSweb from BSD, associated with the same business endeavor, were $0.4 million and $2.2 million, respectively. For the three and six months ended September 30, 2001, our revenue was negatively impacted by lower than anticipated IBM related activity due to the transition to Supplies Distributors from Daisytek but was benefited by approximately $0.8 million of service fee adjustments resulting from the finalization of the Daisytek contract. Service fee revenue earned from the

IBM business for the three and six months ended September 30, 2000 were reduced by $1.3 million foreign currency transaction losses applicable to the devaluation of the Euro that were required, under the terms of the arrangements between the Company and BSD, to be included in the service fee calculation.

    Other Revenue. Other revenue of $0.1 million for the six months ended September 30, 2001 and $1.7 million for the three and six months September 30, 2000, respectively, represents the fees charged to clients in conjunction with early contract terminations.

    Cost of Service Fee Revenue. Cost of service fee revenue was $5.7 million for the three months ended September 30, 2001, as compared to $9.5 million during the three months ended September 30, 2000, a decrease of $3.8 million or 39.9%. The resulting service fee gross profit was $3.6, million or 38.9% of service fee revenue, during the three months ended September 30, 2001 as compared to $1.8 million, or 16.0% of service fee revenue for the three months ended September 30, 2000. Cost of service fee revenue was $11.8 million for the six months ended September 30, 2001, as compared to $18.1 million during the six months ended September 30, 2000, a decrease of $6.3 million or 35.0%. The resulting service gross profit was $6.9 million, or 37.1% of service fee revenue, during the six months ended September 30, 2001 as compared to $6.5 million, or 26.5% of service fee revenue, for the six months ended September 30, 2000. For the three and six months ended September 30, 2000, the service fee gross profit was negatively impacted by a $1.3 million reduction in revenue applicable to foreign currency transaction losses discussed above, for which there was no reduction in costs. In addition, the gross profit earned on certain contracts terminated during fiscal 2001 was lower than other contracts the Company continues to operate. For the three and six months ended September 30, 2001, our gross profit margin was negatively impacted by lower than anticipated IBM related activity due to the transition to Supplies Distributors from Daisytek but was benefited by approximately $0.8 million of service fees adjustments resulting from the finalization of the Daisytek contract for which the related service activities were performed in earlier periods. Additionally, by leveraging our existing infrastructure and by reducing the direct operating costs associated with the terminated contracts, such as personnel costs, warehousing and distribution costs, depreciation and other expenses, we were able to reduce our operating costs, increase our gross profit margin and gross profit percentage.

    Cost of Other Revenue. Cost of other revenue for the three and six months ended September 30, 2001 reflect the reversal of accruals made in the prior year for estimated client termination costs that were determined this period to be in excess of the actual costs. Cost of other revenue for the three and six months ended September 30, 2000 includes costs from certain terminated contracts and are primarily comprised of approximately $0.4 million of employee severance costs, approximately $0.5 million of asset impairments from fixed assets which were specific to terminated contracts and have no further value to PFSweb, and approximately $1.6 million of certain uncollectible amounts receivable from, and liabilities applicable to, clients who have terminated contracts.

    Selling, General and Administrative Expenses. SG&A expenses were $5.3 million for the three months ended September 30, 2001, or 57.1% of revenues, as compared to $7.9 million, or 60.6% of revenues, for the three months ended September 30, 2000. SG&A expenses were $11.3 million for the six months ended September 30, 2001, or 60% of revenues, as compared to $13.1 million, or 49.7% of revenues, for the six months ended September 30, 2000. The decrease in SG&A expenses are due to costs incurred in the prior year periods which there are no or lower comparable costs incurred in the current year periods. These relate to approximately $1.4 million of incremental costs applicable to client disputed items, primarily reflected as a provision for doubtful accounts, a $0.5 million foreign currency transaction loss, due to a devaluation of the Euro, and the favorable resolution of accounts and VAT receivables in the quarter ended September 30, 2001, offset by an increase in stand alone public company expenses, consisting primarily of taxes and insurance, incremental professional services fees for audit and tax services associated with the change in our fiscal year end and increases in personnel compensation and sales and marketing costs.

    Other. Other primarily reflects the sale of a distribution facility previously used by PFSweb to provide outsourcing services to Daisytek. For the three months ended September 30, 2001, other reflects the collection of $0.5 million of the deferred proceeds, which were subject to certain performance criteria, applicable to this sale. For the six months ended September 30, 2001, cash proceeds of $10.6 million (excluding $0.3 million of remaining deferred proceeds), net of approximately $0.6 million of closing costs, were received for assets with an approximately $4.5 million net book value with a resulting $5.5 million gain. The net gain was offset by a $0.7 million non-cash charge associated with the Company's modification of certain stock options held by employees of our former parent company Daisytek.

    Interest Income. Interest income was $0.1 million for the three months ended September 30, 2001 as compared to interest income of $0.3 million for the three months ended September 30, 2000. Interest income was $0.3 million for the six months ended September 30, 2001 as compared to interest income of $0.6 million for the six months ended September 30, 2000. The reduction in interest income is primarily attributable to lower interest rates.

    Income Taxes. For the three months ended September 30 2001, we did not record an income tax benefit associated with our net loss. Since we have not established a sufficient history of earnings for our U.S. and European operations, a valuation allowance has been provided for our net deferred tax assets as of September 30, 2001, which are primarily related to our net operating loss carryforwards. For the six months ended September 30, 2001, we did not record any tax expense associated with our net income due to the expectation of losses for the year. Although we had a pre-tax loss for the three and six months ended September 30, 2000, we recorded an income tax provision associated with a pre-tax income from our Canadian operations.

LIQUIDITY AND CAPITAL RESOURCES

     On May 25, 2001, the Company completed the sale of a distribution facility to Daisytek pursuant to an Asset Purchase Agreement (the "Purchase Agreement"). Under the Purchase Agreement, the Company transferred and sold to Daisytek certain distribution and fulfillment assets, including equipment and fixtures that were previously used by the Company to provide outsourcing services to Daisytek. Daisytek also assumed certain related equipment leases and a warehouse lease and hired certain employees who were associated with the warehouse facility. The consideration payable under the Purchase Agreement of $11.0 million ($10 million of which was paid at closing on May 25, 2001 and $1 million of which is payable over six months, subject to certain potential offsets) included a release by the Company and Daisytek of certain transaction management services agreements previously entered into between the Company and Daisytek and a Daisytek subsidiary. Proceeds of $10.6 million (excluding $0.3 million of remaining deferred proceeds) have been received for assets with an approximately $4.5 million net book value with a resulting $5.5 million gain, after closing costs of $0.6 million. Concurrently with the closing of the sale, the Company and Daisytek also entered into a six-month transition services agreement under which the Company is providing Daisytek with certain transitional and information technology services for which the Company is receiving monthly service fees, subject to satisfaction of certain performance criteria.

      The Company, Business Supplies Distributors, a Daisytek subsidiary ("BSD"), Daisytek and IBM were parties to various Master Distributor Agreements which had various scheduled expirations dates through September 2001. Under these agreements, BSD acted as a master distributor of various IBM products, Daisytek provided financing and credit support to BSD and the Company provided transaction management and fulfillment services to BSD. On June 8, 2001, Daisytek notified the Company and IBM that it did not intend to renew these agreements upon their scheduled expiration dates. In August 2001, the Company and Inventory Financing Partners, LLC ("IFP") formed Business Supplies Distributors Holdings, LLC ("Holdings"), and Holdings formed a wholly-owned subsidiary, BSD Acquisition Corp. ("Supplies Distributors"), and Supplies Distributors, the Company and IBM entered into Master Distributor Agreements to replace the prior agreements. Under these agreements, Supplies Distributors acts as a master distributor of various IBM products and, pursuant to a transaction management services agreement between the Company and Supplies Distributors, the Company provides transaction management and fulfillment services to Supplies Distributors. The Company made an equity investment of $0.75 million in Holdings for a 49% voting interest, and IFP made an equity investment of $0.25 million in Holdings for a 51% voting interest. As of September 30, 2001, certain officers and directors of the Company owned, individually, a 9.8% non-voting interest, and, collectively, a 49% non-voting interest, in IFP. In addition to its equity investment in Holdings, the Company has also provided Supplies Distributors with a subordinated loan which, as of September 30, 2001, had an outstanding balance of $8.8 million and accrued interest at an effective rate of approximately 10%. Additional subordinated loans may be necessary in the future to support the expected growth in Supplies Distributors' business.

      On September 26, 2001, Supplies Distributors purchased all of the stock of BSD for a purchase price of $923,000 and certain inventory purchase discount rights. On September 27, 2001, Supplies Distributors entered into short-term credit facilities with IBM Credit Corporation and IBM Belgium Financial Services S.A. for the purpose of financing its distribution of IBM products. The facilities include $40 million for the U.S. operations and 20 million Euros (approximately $18 million) for the European operations. The Company has provided a collateralized guaranty to secure the repayment of these credit facilities. As of October 31, 2001 the outstanding balance of the credit facilities guaranteed by PFSweb was approximately $37 million.

     Supplies Distributors' credit facilities with IBM Credit Corporation and IBM Belgium Financial Services S.A. expire in January 2002. The Company believes that Supplies Distributors should be able to renew its credit facilities with IBM Credit Corporation and IBM Belgium Financial Services S.A., prior to or at expiration, under longer terms. However, IBM Credit Corporation and IBM Belgium Financial Services. S.A. have expressed a desire to reduce the overall amounts being provided to Supplies Distributors and therefore, the Company and Supplies Distributors are currently seeking to obtain additional asset based financing for portions of the IBM business. Although the Company currently anticipates Supplies Distributors retaining its financing from IBM Credit Corporation and IBM Belgium Financial Services S.A. for a portion of the IBM business, the Company can provide no assurance with respect to Supplies Distributors' ability to renew its credit facilities with IBM Credit Corporation and IBM Belgium Financial Services S.A. at their expiration, increase its borrowing capacity, or obtain financing from additional lenders. Either the Company or Supplies Distributors will have to obtain financing to maintain the IBM business arrangements. After giving effect to the termination of our agreement with Daisytek, approximately 15% to 20% of our revenue will be derived from our arrangements with Supplies Distributors applicable to the IBM business arrangements.

    During the six months ended September 30, 2001, our working capital decreased to $16.1 million from $20.0 million at March 31, 2001, primarily due to the establishment and capitalization of an affiliate, Supplies Distributors, and the funding of operations and capital expenditures offset by the proceeds from the sale of a distribution facility. In order to provide additional financing in the future, in addition to our current cash position, we plan to evaluate alternatives including establishing our own credit facility, entering into asset based lending programs, or transferring a portion or all of our subordinated loan balances, due from Supplies Distributors, to third-parties. In conjunction with these alternatives we may be required to provide certain letters of credit to secure these arrangements. We currently believe that our cash position will satisfy our known operating cash needs, our working capital and capital expenditure requirements and our financing alternatives, including additional subordinated loans to Supplies Distributors, if necessary, for the next twelve months.

     Net cash used in financing activities was $0.3 million for the six months ended September 30, 2001, representing payments on our capital lease obligations and payments to acquire treasury stock offset by the proceeds from the issuance of common stock pursuant to our employee stock purchase plan. Net cash used in financing activities was $0.1 million for the six months ended September 30, 2000, representing payments on our capital lease obligations.

    Net cash used in operating activities was $4.0 million for the six months ended September 30, 2001, and primarily reflected an increase in accounts receivable of $0.9 million and a decrease in prepaid expenses and other current assets of $3.4 million and accounts payable and accrued expenses of $5.9 million. The decrease in other current assets primarily relates to the collection of VAT receivables associated with our European operations. The decrease in accounts payable is primarily attributable to the remittance of the VAT monies due to one of our clients and the reversal of client termination reserves, previously reflected in prior years' costs, and of deferrals applicable to the finalization of the Daisytek related contract, for which the related activities occurred in earlier periods. Cash flows used in operating activities totaled $3.2 million during the six months ended September 30, 2000. For the six months ended September 30, 2000, the net cash used in operating activities primarily reflected increases in prepaid expenses and accounts receivables partially offset by increases in accounts payable and accrued expenses.

      Net cash used by investing activities for the six months ended September 30, 2001 totaled $3.1 million. The net proceeds from the sale of one of our distribution facilities for $9.9 million were offset by capital expenditures of $0.8 million, the establishment of a restricted cash balance of $2.7 million, a subordinated loan of approximately $8.8 million, and an equity investment of $0.8 million in Supplies Distributors. Cash provided by investing activities was $0.8 million for the six months ended September 30, 2000. During the six months ended September 30, 2000, our capital expenditures of $2.6 million for property and equipment were offset by a $3.4 million reduction of third-party financed inventory. Capital expenditures have historically consisted primarily of additions to upgrade our management information systems, including our Internet-based customer tools, other methods of e-commerce and general expansion of our facilities, both domestic and foreign. We expect to incur significant capital expenditures in order to support new contracts and anticipated future growth opportunities. We anticipate that our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months will be approximately $2 to $4 million. Some of these expenditures may be financed through operating or capital leases.

    Currently, we believe that we are operating with and incurring costs applicable to excess capacity in both our North American and European operations. We believe that as we add revenue that we will be able to more fully cover our existing infrastructure and public company costs and reach profitability. We currently estimate that the revenue needed to leverage our infrastructure and reach profitability is approximately $14 million per quarter. No assurance can be given that we can achieve such operating levels, or that, if achieved, we will be profitable in any particular fiscal period.

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

SEASONALITY

    The seasonality of our business is dependent upon the seasonality of our clients' business and their sale of their products. Accordingly, our management must rely upon the projections of our clients in assessing quarterly variability. We believe that with our current client mix, our business activity will be at its lowest in the quarter ended March 31 and at its highest in the quarter ended December 31.

    We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.

INFLATION

    Management believes that inflation has not had a material effect on our operations.

CHANGE IN FISCAL YEAR

     The Company has elected to change its fiscal year from March 31 to December 31.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We are exposed to various market risks including interest rates on our financial instruments and foreign exchange rates.

Interest Rate Risk

     The carrying value of our financial instruments, which include cash and cash equivalents, accounts receivable, note receivable, accounts payable and capital lease obligations approximate their fair values based on short terms to maturity or current market prices and rates. The impact of a 100 basis point change in interest rates would not have a material impact on the Company's results of operations or financial position.

Foreign Exchange Risk

     Currently, our foreign currency exchange rate risk is primarily limited to Canadian dollars and the Euro. In the future, we believe our foreign currency exchange risk may also include other currencies applicable to certain of our international operations. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rate risk. To hedge our net investment and long-term intercompany payable or receivable balances in foreign operations we may enter into forward currency exchange contracts. We do not hold or issue derivative financial instruments for trading purposes or enter into foreign currency transactions for speculative purposes.

    Effective April 1, 2001, in response to a change to the Euro for transaction activity previously conducted in the U.S. dollar by the Company's largest European client, the Company adopted the Euro as its functional currency for its European operations.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 14, 2001, the Company held its Annual Meeting of Stockholders. The following matters were acted upon and votes cast or withheld:

         1.  Election of one Class II director:

             Christopher Yates

             For:  15,679,348  Withheld: 182,926

         2. Approval of the amendment to the Company's 2000 Employee Stock Purchase Plan:

             For:  4,072,239   Against: 503,488  Abstained: 107,641
             No-vote: 11,178,906

         3. Appointment of KPMG LLP as auditors for the nine month transition period ending December 31, 2001:

             For:  15,783,616  Against: 54,676   Abstained: 23,982

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a)   Exhibits:

          EXHIBIT
            NO.             DESCRIPTION OF EXHIBITS
          --------          -----------------------

           3.1*             Amended and Restated Certificate of Incorporation

           3.2*             Amended and Restated Bylaws

           10.1** Inventory and Working Capital Financing Agreement by and among Business Supplies Distributors Holdings, LLC, BSD Acquisition Corp., Priority Fulfillment Services, Inc., PFSweb, Inc., Inventory Financing Partners, LLC and IBM Credit Corporation

           10.2** Collateralized Guaranty by and between Priority Fulfillment Services, Inc. and IBM Credit Corporation

           10.3**           Guaranty to IBM Credit Corporation by PFSweb., Inc.

           10.4** Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., BSD Acquisition Corp., and IBM Credit Corporation

           10.5** Stock Purchase Agreement by and among Daisytek, Incorporated, BSD Acquisition Corp., Priority Fulfillment Services, Inc., PFSweb, Inc. and Priority Fulfillment Services Europe B.V.

           10.6** Operating Agreement of Business Supplies Distributors Holdings, LLC

           10.7** IBM Global Financing Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors S.A., Business Supplies Distributors Europe B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

           10.8** Collateralized Guaranty between Priority Fulfillment Services, Inc. and IBM Belgium Financial Services S.A.

           10.9**         Guaranty to IBM Belgium Financial Services S.A. by
                          PFSweb, Inc.

           10.10** Subordinated Demand Note by and among BSD Acquisition Corp. and Priority Fulfillment Service, Inc.

--------------------
* Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

**       To be filed by amendment

    b)  Reports on Form 8-K:

                  Form 8-K filed on July 13, 2001 reporting Item 8, Change in Fiscal Year, that on June 28, 2001 PFSweb, Inc. (the "Company") changed its fiscal year from March 31 to December 31.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 14, 2001



                                        PFSweb, Inc.

                                        By:  /s/ Thomas J. Madden
                                             -------------------------------
                                             Thomas J. Madden
                                             Chief Financial Officer,
                                             Chief Accounting Officer,
                                             Executive Vice President

\
                                INDEX TO EXHIBITS

  EXHIBIT
    NO.                            DESCRIPTION
  -------                          -----------
    3.1*            Amended and Restated Certificate of Incorporation

    3.2*            Amended and Restated Bylaws

    10.1** Inventory and Working Capital Financing Agreement by and among Business Supplies Distributors Holdings, LLC, BSD
                    Acquisition Corp., Priority Fulfillment Services, Inc.,
                    PFSweb, Inc., Inventory Financing Partners, LLC and IBM
                    Credit Corporation

    10.2**          Collateralized Guaranty by and between Priority Fulfillment
                    Services, Inc. and IBM Credit Corporation

    10.3**          Guaranty to IBM Credit Corporation by PFSweb., Inc.

    10.4**          Notes Payable Subordination Agreement by and between
                    Priority Fulfillment Services, Inc., BSD Acquisition Corp.
                    and IBM Credit Corporation

    10.5**          Stock Purchase Agreement by and among Daisytek,
                    Incorporated, BSD Acquisition Corp., Priority Fulfillment
                    Services, Inc., PFSweb, Inc. and Priority Fulfillment
                    Services Europe B.V.

    10.6**          Operating Agreement of Business Supplies Distributors
                    Holdings, LLC

    10.7**          IBM Global Financing Platinum Plan Agreement (with Invoice
                    Discounting) by and among Supplies Distributors, S.A.,
                    Business Supplies Distributors Europe B.V., PFSweb B.V., and
                    IBM Belgium Financial Services S.A.

    10.8**          Collateralized Guaranty between Priority Fulfillment
                    Services, Inc. and IBM Belgium Financial Services S.A.

    10.9**          Guaranty to IBM Belgium Financial Services S.A. by PFSweb,
                    Inc.

    10.10**         Subordinated Demand Note by and among BSD Acquisition Corp.
                    and Priority Fulfillment Service, Inc.


----------------------
* Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

**       To be filed by amendment