Form 10-Q/A
period 2001-09-30
PFSWEB INC
filed 2001-11-16
CIK 1095315

                                  FORM 10-Q/A
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



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

**       Filed herewith

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

Date:    November 16, 2001



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

**       Filed herewith