Form 10KT405
period 2001-12-31
PFSWEB INC
filed 2002-04-03
CIK 1095315

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED
     OR
[X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM APRIL 1, 2001 TO DECEMBER 31,
     2001

                        COMMISSION FILE NUMBER 000-28275

                              [PFSWEB, INC. LOGO]
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      75-2837058
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)
  500 NORTH CENTRAL EXPRESSWAY, PLANO, TEXAS                       75074
   (Address of principal executive offices)                      (Zip code)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                  972-881-2900

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.001 PER SHARE

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2002 (based on the closing price as reported by the National Association of Securities Dealers Automated Quotation System) was $15,429,859.

     As of February 28, 2002, there were 18,149,496 shares of the registrant's Common Stock, $.001 par value, outstanding, excluding 86,300 shares of common stock in treasury.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in June 2002, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   27
Item 3.   Legal Proceedings...........................................   27
Item 4.   Submission of Matters to a Vote of Security Holders.........   27

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   28
Item 6.   Selected Consolidated Financial Data........................   28
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   30
Item 7a.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   43
Item 8.   Consolidated Financial Statements and Supplementary Data....   44
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   87

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   87
Item 11.  Executive Compensation......................................   87
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   87
Item 13.  Certain Relationships and Related Transactions..............   87

                                  PART IV
Item 14.  Exhibits, Consolidated Financial Statement Schedules, and
          Reports on Form 8-K.........................................   87
Signatures............................................................   92

     Unless otherwise indicated, all references to "PFSweb," "the Company," "we," "us" and "our" refer to PFSweb, Inc., a Delaware corporation, and its subsidiaries. All references to "Daisytek" refer to our former parent corporation, Daisytek International Corporation, a Delaware corporation, and its subsidiaries. Reference in this Report to the Company's fiscal year means the 12 month period ending on March 31 of such year. In June 2001, the Company elected to change its fiscal year end date from March 31 to December 31. Consequently the Company's most recently completed fiscal period is a nine month period ended December 31, 2001.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     PFSweb serves as the "brand behind the brand" for companies seeking to increase their supply chain efficiencies. As a business process outsourcer, offering scalable, cost effective, multi-channel infrastructure solutions for manufacturers, distributors and retailers, we are able to provide our clients with seamless and transparent solutions to support their business strategies. Utilizing our technology and infrastructure expertise, we enable our clients to develop and deploy new products and new business strategies rapidly through our solutions. Our clients engage us as both a consultant to assist them in the design of a business solution, as well as the virtual and physical infrastructure needed to build and operate that solution.

     We help our clients define new ways to do business, allowing them the ability to quickly and dramatically change how they 'go-to-market.' Each client has unique specifications that require highly customized solutions. Clients turn to us to help address such business issues as customer satisfaction, production capacity requirements, vendor integration, supply chain compression, and international expansion, among others. We also act as an agent of change providing clients the ability to alter the distribution channel, establish direct relationships with key clients, and reduce the time and costs associated with existing distribution channel strategies. Our clients are seeking solutions that will provide them substantial supply chain and channel marketing efficiencies, while simultaneously creating a world-class customer service experience.

     Our technology and business infrastructure are adaptable, changeable and reliable. This flexibility allows us to design custom, variable cost solutions to fit the business requirements of our client's strategies. Our revenue is primarily earned from service fees charged to process individual business transactions on our client's behalf through our technology and infrastructure capabilities. These business transactions may include the answering of a phone call or an e-mail, the design and hosting of a client web-site, the processing of an electronic credit card authorization, the receipt and storage of our client's inventory, the assembly of a kit of products to meet our customers specifications, the shipping of products to our client's customer, the management of a complex set of electronic data transactions designed to keep our client's suppliers and customers accounting records in balance, or the processing of a returned package.

     Our capabilities are quite expansive. In an ongoing quest to offer the most necessary and resourceful products to our clients, we are continually developing capabilities to meet the most pressing business issues in the marketplace. Our business objective is to focus on "Leading the Evolution of Outsourcing." As our tagline suggests, we will continue to evolve our service offerings to meet the needs of the marketplace and the demands of the unique client requirement. We are most successful when we develop a new capability to enable a client to pursue a new initiative and we are then able to leverage that revolutionary development across other client or prospect solutions as it becomes "best practice" in the marketplace. Our team of experts design and build diverse solutions for Fortune 1000, Global 2000 and brand name clients around a flexible core of technology and physical infrastructure that includes:

     - Technology collaboration provided by our suite of software products, called the Entente Suite(SM), that are e-commerce and collaboration tools that enable buyers and suppliers to fully automate their business transactions within their supply chain. Entente supports industry standard collaboration techniques including XML based protocols such as Biztalk and RosettaNet, real-time application interfaces, text file exchanges via secured FTP, and traditional electronic data interchange ("EDI");

     - Managed Web hosting and Web development, including web site design, creation, integration and ongoing maintenance, support and enhancement of web site;

     - Order Management, including order processing from any source of entry, back order processing and future order processing, tracking and tracing, credit management, all with multiple currency and language options;

     - Customer Relationship Management ("CRM"), including interactive voice response ("IVR") technology and web-enabled customer contact services through world-class call centers utilizing voice, e-mail, voice over Internet protocol ("VOIP") and Internet chat communications that are fully integrated with real-time systems and historical data archives to provide complete customer lifecycle management;

     - International fulfillment and distribution services, including warehouse management, inventory management, product warehousing, order picking and packing, transportation management and reverse logistics;

     - Kitting and assembly services, including light assembly, procurement services, Supplier Relationship Management, specialized kitting, and supplier consigned inventory hubbing in PFSweb's distribution facilities or co-located in other facilities;

     - Information management, including real-time data interfaces, data exchange services and data mining;

     - Financial services, including secure on-line credit card processing, fraud protection, invoicing, credit management and collection, and working capital solutions; and

     - Professional consulting services, including a consultative team of experts that customize solutions to each client and consistently seek out ways to increase efficiencies and produce benefits for the client.

     We are headquartered in Plano, Texas where our executive and administrative offices are located as well as our primary technology laboratories and hosting facilities. We operate state-of-the-art call centers from our U.S. facilities located in Plano, Texas, and Memphis, Tennessee, and from our international facilities located in Toronto, Ontario and Liege, Belgium. We have more than one million square feet of warehouse floor space located across our facilities in Memphis, Toronto and Liege allowing us to provide global distribution solutions. These distribution facilities are highly automated and contain state of the art material handling and communications equipment. We provide solutions to clients that are often regarded as market leaders in a variety of different industries. Those industries include technology manufacturing, telecommunications, computer consumables, direct marketing, apparel, retailing, collectibles, consumer goods, personal care/cosmetics, pharmaceuticals, housewares and consumer electronics, among others.

     Prior to December 1999, we were a wholly-owned subsidiary of Daisytek International Corporation ("Daisytek"), one of the world's largest wholesale distributors of computer supplies, office products, and film and tape media. Our business unit was formed in 1991 to leverage Daisytek's core competencies in customer service, order management, product fulfillment and distribution. From 1996 to 1999, the operations of our business unit were primarily focused in several Daisytek subsidiaries operating collectively as Priority Fulfillment Services, Inc. ("PFS"). In June 1999, Daisytek created a separate wholly owned subsidiary named PFSweb, Inc., a Delaware corporation, to become a holding company for PFS in contemplation of an initial public offering (the "Offering") of PFSweb. In December 1999, we sold 3,565,000 shares of common stock in the Offering and Daisytek contributed to us all the assets, liabilities and equity comprising PFS. PFSweb and Daisytek completed their separation on July 6, 2000 through a pro rata distribution to Daisytek's common stockholders of all of the shares of our common stock which Daisytek then held (the "spin-off").

     Upon completion of the Offering, we entered into a number of agreements with Daisytek relating to our business and our proposed spin-off from Daisytek. See "Spin-off of PFSweb from Daisytek." In May 2001, certain of these agreements were terminated as part of a transaction in which we sold to Daisytek certain assets used to provide transaction management services to Daisytek. As part of this sale transaction, we also entered into a short term transition services agreement with Daisytek which expired in November 2001.

     Although we continue to be party to certain agreements with Daisytek relating to the spin-off, we do not currently generate any revenues or incur any expenses related to services for Daisytek.

INDUSTRY OVERVIEW

     Business activities in the public and private sectors operate in an environment of rapid technological advancement, increasing competition and continuous pressure to improve operating and supply chain efficiency. In response to these developments, several significant trends have emerged. For example:

     - Manufacturers are looking to restructure their supply chains to maximize efficiency and reduce costs in both business-to-business and business-to-consumer markets and to create a variable-cost supply chain that is able to support the multiple unique needs of each of their initiatives, including traditional and electronic commerce.

     - Government agencies are focusing on improved citizen usability and interaction, as well as the need to manage government initiatives from an efficiency perspective.

     - Companies in a variety of industries are using outsourcing as a method to address one or more business functions that are either not within their core business competencies, or to improve the speed or cost of implementation.

SUPPLY CHAIN MANAGEMENT TREND

     As companies continue to focus on improving their businesses and balance sheet financial ratios, significant efforts and investments are being contemplated and made to identify ways to maximize supply chain efficiency. Working capital financing, vendor managed inventory, supply chain visibility software solutions, distribution channel skipping, direct to consumer e-commerce sales initiatives, and complex upstream supply chain collaborative technology are products that manufacturers seek to help them achieve greater supply chain efficiency. AMR Research predicts that the Supply Chain Management Market, which we believe includes the type of products described above, will increase from $6.7 billion in 2001 to nearly $21.1 billion by 2005.

     A key business challenge facing many manufacturers and retailers as they evaluate their supply chain efficiency is in determining how the trend for consumers to shop via the Internet in an electronic commerce fashion will affect their traditional commerce business model. AMR Research predicts that between January 2002 and January 2003, companies will continue to increase spending associated with eBusiness by 7%. While many leading industry experts have tempered their e-commerce growth trend estimates downward over the past year, we believe that companies will still need to continue to strategically plan for the impact that e-commerce and other new technology advancements will have on their traditional commerce business models and their existing technology and infrastructure capabilities. eMarketer predicts that by 2004, business-to-business e-commerce worldwide will reach $2.367 trillion up from $474 billion in 2001. While the majority of online transactions currently occur in the United States and North America, in the coming years we believe that certain Asian and European nations will experience significant growth in e-commerce transactions as well.

     Manufacturers, as buyers of materials, are also imposing new business practices and policies on their supplier partners in order to shift the normal supply chain costs and risk associated with inventory ownership away from their own balance sheets. Through techniques like Vendor Managed Inventory ("VMI") or Consigned Inventory Programs ("CIP") manufacturers are asking their suppliers, as a part of the supplier selection process, to provide capabilities where the manufacturer need not own, or even possess, inventory prior to the exact moment that unit of inventory is required as a raw material component or for shipping to a customer. In order to be successful for all parties, business models such as these often require a sophisticated collection of technological capabilities that allow for complete integration and collaboration of the information technology environments of both the buyer and supplier. For example, in order for an inventory unit to arrive at the precise required moment in the manufacturing facility, it is necessary for the Manufacturing Resource Planning ("MRP") systems of the manufacturer to integrate with the CRM systems of the supplier. When hundreds of supplier partners are involved, this process can become quite complex and technologically challenging. Buyers and suppliers are seeking solutions that utilize XML based protocols like Biztalk, RosettaNet and other traditional EDI standards in order to insure an open systems platform that promotes easier technology integration in these collaborative solutions.

GOVERNMENT OUTSOURCING TREND

     The United States government has increased its focus on streamlining work efforts and reducing overall governmental costs, which has led to further evaluation of outsourcing as a possible avenue to achieve these goals. The federal government has formulated an E-Government strategy, which was created to support multi-agency projects that improve citizen services and yield performance gains. Also, recent revisions to government mandate A-76 state that Government agencies must conduct thorough audits to determine the lowest cost and most efficient option, and to outsource to the public sector when in-house operations are unable to compete.

     With more than 60% of all Internet users coming into contact with government websites, the necessity to transform business into a more citizen-friendly environment is even more prevalent. As stated in the February 2002 E-Government Strategy document developed by the U.S. Office of Management and Budget (OMB) E-Government task force, the primary goals for this initiative are to:

     - Make it easy for citizens to obtain service and interact with the federal government;

     - Improve government efficiency and effectiveness; and

     - Improve the government's responsiveness to citizens.

     Based on the U.S. federal budget, federal information technology (IT) spending in the United States will exceed $48 billion in 2002 and $52 billion in 2003. This level of IT spending provides enormous opportunities for the government to transform itself into a citizen-centered E-Government and provides additional opportunities for the government to work with the public sector to develop more user friendly methods of interaction. A significant portion of current federal IT spending is devoted to Internet initiatives, yielding more than 35 million web pages online at more than 22,000 web sites. Past agency-centered IT approaches have limited the government's productivity gains and ability to serve citizens. With this initiative, the federal government is poised to transform the way it does business with citizens through the use of E-Government.

     The 2002 E-Government Strategy document goes on to state, "E-Government provides many opportunities to improve the quality service to citizens. Citizens should be able to get service or information in minutes or hours, versus today's standard of days or weeks. Citizens, businesses and state and local governments should be able to file required reports without having to hire accountants and lawyers. Government employees should be able to do their work as easily, efficiently and effectively as their counterparts in the commercial world. Effective execution of this strategy are targeted to:

     - Simplify delivery of services to citizens;

     - Eliminate layers of government management;

     - Make it possible for citizens, businesses, other levels of government and federal employees to easily find information and get service from the federal government;

     - Simplify agencies' business processes and reducing costs through integrating and eliminating redundant systems;

     - Enable achievement of the other elements of the President's Management Agenda; and

     - Streamline government operations to guarantee rapid response to citizen needs."

     E-Government Strategy activities are centered on four citizen-centered groups, including:

     - Individuals/Citizens:  Government-to-Citizens(G2C);

     - Businesses:  Government-to-Business(G2B);

     - Intergovernmental:  Government-to-Government(G2G);

     - Intra-governmental:  Internal Efficiency and Effectiveness(IEE);

     Through the new Government E-Strategy, Government agencies are currently faced with pressure to upgrade technology capabilities and to better interface with their audiences. Combined with the A-76 initiative that directs Government agencies to pursue the most cost-effective method of doing business, current federal strategy now enforces government's need to better understand public alternatives, submit to extensive requests for proposals to an array of government and non-government providers, and to perform complex evaluations of existing operations and functions. These initiatives will drive government usage of outside sources.

OUTSOURCING TREND

     In response to growing competitive pressures and technological innovations, we believe many companies, both large and small, are focusing their critical resources on the core competencies of their business and utilizing business process outsourcing to accelerate their business plans in a cost-effective manner and perform non-core business functions. Outsourcing provides many key benefits, including the ability to:

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

     - Improve operating performance and efficiency; and

     - Enter new business markets or geographic areas rapidly.

     As a result, the market for outsourcing services and external services has experienced significant growth. Gartner Dataquest predicts that the U.S. external services market will reach $276 billion in 2002, an 8% increase over the $254 billion spent in 2001. By 2005, they expect the industry to surpass $395 million. Gartner Dataquest defines external services to include consulting, application development and integration, management services and outsourcing, business process management, transaction processing, hardware and software support, and education and training. Gartner Dataquest foresees the Business Process and Transaction Management (BPTM) services to have a strong growth rate as enterprises attempt to reduce the cost of transaction processing in noncore areas by turning to external suppliers. Worldwide BPTM services are expected to total $145.2 billion in 2005, as compared to $74.8 billion in 2000.

     Typically, outsourcing service providers are focused on a single function, such as information technology, call center management, credit card processing, warehousing or package delivery. This focus creates several challenges for companies looking to outsource more than one of these functions, including the need to manage multiple outsourcing service providers, to share information with service providers and to integrate that information into their internal systems. Additionally, the delivery of these multiple services must be transparent to the customer and enable the client to maintain brand recognition and customer loyalty.

     Furthermore, traditional commerce outsourcers are frequently providers of domestic-only services versus international solutions. As a result, companies requiring global solutions must establish additional relationships with other outsourcing parties.

     Another vital point for major brand name companies seeking to outsource is the protection of their brand. When looking for an outsourcing partner to provide infrastructure solutions, brand name companies must find a company that can ensure the same quality performance and superior experience that their customers expect from their brands. Working with an outsourcing partner requires finding a partner that can maintain the consistency of their brand image, which is one of the most valuable intangible assets that recognized brand name companies possess.

THE PFSWEB SOLUTION

     PFSweb serves as the "brand behind the brand" for companies seeking to increase the efficiencies of all aspects of their supply chain.

     Our value proposition is to become an extension of our clients' businesses by delivering a superior experience that increases and enhances sales and market growth, customer satisfaction and customer retention. We act as both a virtual and a physical infrastructure for our clients' businesses. By utilizing our services, our clients are able to:

     Quickly Capitalize on Market Opportunities. Our solutions empower clients to rapidly implement their supply chain and e-commerce strategies and to take advantage of opportunities without lengthy integration and implementation efforts. We have ready built technology and physical infrastructure that is flexible in its design, which facilitates quick integration and implementation. Currently, PFSweb operates with substantial capacity in its call center, technology and distribution areas further aiding our clients' speed to market. The PFSweb solution is designed to allow our clients to deliver consistent quality service as transaction volumes grow and also to handle daily and seasonal peak periods. Through our international locations, our clients can use the broad reach of the Internet and e-commerce to sell their products almost anywhere in the world..

     Improve the Customer Experience. We enable our clients to provide their customers with a positive buying experience thereby maintaining and promoting brand loyalty. Through our use of advanced technology, we can respond directly to customer inquiries by e-mail, voice or data communication and assist them with on-line ordering and product information. We offer our clients a "world class" level of service, including 24-hour, seven-day-a-week, Web-enabled customer care service centers, detailed CRM and exceptional order accuracy. We have significant experience in the development of Internet web sites that allows us to recommend features and functions that are easily navigated and understood by our client's customers. Our technology platform is designed to ensure high levels of reliability and fast response times for our clients' customers. Because our technology is "world-class" our clients benefit from being able to offer the latest in customer communication and response conveniences to their customers.

     Minimize Investment and Improve Operating Efficiencies. One of the most significant benefits that outsourcing to PFSweb provides is the ability to transform fixed costs into variable costs. By eliminating the need to invest in a fixed capital infrastructure, our clients' costs typically become directly correlated with volume increases or declines. Further, as volume increases drive the demand for greater infrastructure or capacity, PFSweb is able to quickly deploy additional resources. We provide services to multiple different clients, which enables us to offer our clients economies of scale, and resulting cost efficiency, that they may not have been able to obtain on their own. Additionally, because of the large number of daily transactions we process, PFSweb has been able to justify investments in levels of automation, security surveillance, quality control processes and transportation carrier interfaces that are typically outside the scale of investment that our clients might be able to cost justify on their own. These additional capabilities can provide our clients the benefits of enhanced operating efficiency, reduced inventory shrinkage, and expanded customer service options.

     Access a Sophisticated Technology Infrastructure. We provide our clients with ready access to a sophisticated technology infrastructure through our Entente Suite, which is designed to interface seamlessly with their systems. We provide our clients with vital product and customer information which can be immediately available to them on their own systems or through web based graphic user interfaces for use in data mining, analyzing sales and marketing trends, monitoring inventory levels and performing other management functions.

THE PFSWEB STRATEGY

     Our objective is to grow by being an international provider of integrated business process outsourcing solutions. As this evolution of our business model continues, we remain focused today on the following fundamentals:

     Focus on quality performance for our existing clients. By providing our existing clients with superior operating results, we believe we can expand relationships within these existing client accounts to service additional product categories and business segments and to provide other additional services. Our objective is to integrate ourselves to the point that we become our clients' operations and technology departments. Based upon our clients' needs, we will continue to introduce new services and products. We also intend to continue our commitment to invest in state-of-the-art technology, equipment and systems to provide new, high-quality, innovative solutions to our existing clients and to attract new clients.

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

     Hiring, retaining and training high quality professionals. Our team of people and their experience are crucial elements in the expansion of our business because of the uniqueness of analyzing and developing successful solutions to each individual client's business case. Hiring and retaining high quality individuals who can design expert business solutions for our prospective clients will allow PFSweb to continue to extend its expertise, knowledge, and strategy to potential clients.

     Inventing new technology and operational capabilities. We intend to aggressively expand our market potential by inventing new technology and operational capabilities that will continue to clearly differentiate PFSweb from its competitors. We believe that companies are looking for new efficiencies that they can utilize to reduce costs and save time. Based upon our clients' and prospective clients' needs we will continue to evolve and develop solutions that can produce the most positive changes within their organizations.

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

     Seeking strategic opportunities, including acquisitions, that may further our growth objectives. We intend to examine all possible avenues for business growth, including acquisitions and strategic alliances. These alliances may include relationships with consultants, software companies and other providers of technology related services to assist in developing relationships with major brand names that are reevaluating their current infrastructure. We may also consider acquisitions of, or mergers with, synergistic businesses in order to further expand our solution offering and client base, as well as to enhance shareholder value.

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

PFSWEB SERVICES

     We offer a comprehensive and integrated set of business infrastructure solutions that are tailored to our clients' specific needs and enable them to quickly and efficiently implement their supply chain strategies. Our services include:

     Technology Collaboration. Specifically for e-commerce initiatives, PFSweb has created the Entente Suite(SM), which alludes to the level of electronic cooperation that is possible when we construct solutions with our clients using this technology. This set of software solutions enables everything from order processing and inventory reporting to total e-commerce design and implementation. The Entente Suite comprises four key components -- EntenteDirect(SM), EntenteMessage(SM), EntenteWeb(SM) and EntenteReport(SM).

     EntenteDirect provides customers with a real-time, user-friendly interface between their system and PFSweb order processing and related functions. Using real-time or batch processes, EntenteMessage is a file delivery solution for clients using warehousing and distribution facilities. EntenteWeb is a one-stop shop for the entire e-commerce process, particularly for companies with unusual needs or specific requests that can't be met by the typical e-commerce development packages. EntenteWeb is particularly focused to enable global commerce strategies with its extensive currency and language functionality. EntenteReport is a real-time, user-friendly data mining tool particularly suited to companies that need to put key e-commerce data into the hands of business users, but do not have the IT resources to facilitate the necessary data extraction, manipulation and presentation. EntenteReport is web browser-based and simplifies even the most complex data for extraction and analysis.

     The Entente Suite operates in an open systems environment and features the use of industry-standard XML, enabling customized e-commerce solutions with minimal changes to a client's or our Enterprise Resource Planning ("ERP") systems, speeding the implementation process. Additionally, by using XML, the Entente Suite offers companies a more robust electronic information transfer option than text file FTP or EDI.

     Managed Web Hosting and Web Development. We offer a highly available and secure managed web hosting solution that encompasses complete creation and maintenance of client web sites. Operating with an in-house creative staff, we customize commerce enabled client sites to their exact specifications and requirements. As with all major brand name companies, consistency within the brand image is vital; therefore, our design engineers create sites that seamlessly integrate and mirror the exact brand image of our clients. By operating on IBM enterprise systems and utilizing our state of the art Entente Suite technology along with Microsoft .Net technologies, we can maintain a robust hosting environment where client sites reside, maintain and update all necessary infrastructure.

     Specifically through the EntenteWeb package, clients can build an e-commerce initiative with relatively low investment and in a time efficient manner. EntenteWeb is a complete front-to-back e-commerce solution which incorporates components ranging from the look of the user interface to specific business purchasing, warehousing and shipping needs, enabling companies to define in exact terms their desired e-commerce site functionality.

     Order Management. Our order management solutions provide clients with interfaces that allow for real-time information retrieval, including information on product orders, shipment, delivery and customer history. These solutions are seamlessly integrated with our Web-enabled customer contact centers, allowing for the processing of orders through shopping cart, phone, fax, mail, email, Web chat, and other order receipt methods. As the information backbone for our total supply chain solution, order management services can be used on a stand alone basis or in conjunction with our other business infrastructure offerings, including customer contact, financial or distribution services. In addition, for the business-to-business market, our technology platform provides a variety of order receipt methods that facilitate commerce within various stages of the supply chain. Our systems provide the ability for both our clients' and their customers to track the status of orders at any time. Our services are transparent to our clients' customers and are seamlessly integrated with our clients' internal systems platforms and Web sites. By synchronizing these activities, we can capture and provide critical customer information, including:

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

     - Reverse logistics information including customer response and reason for the return or rotation of product;

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

     An important feature of evolving commerce remains the ability for the customer to speak with a live customer service representative. Our experience has been that a majority of consumers tell us that they visited the Web location for information, but only a fraction of those consumers chose to place their order online. Our customer care services utilize features that integrate voice, e-mail, data and Internet chat communications to respond to and handle customer inquiries. Our customer care representatives answer various questions, acting as virtual representatives of our client's organization, regarding order status, shipping, billing, returns and product information as well as a variety of other questions. Our Web-enabled customer care technology identifies each customer contact automatically and routes it to the available customer care representative who is individually certified in the client's business and products. Our web-enabled customer care centers are designed so that our customer care representatives can handle many different clients and products in a shared environment, thereby creating economy of scale benefits for our clients as well as highly customized dedicated support models that provide the ultimate customer experience and brand reinforcement. Our advanced technology also enables our representatives to up-sell, cross-sell and inform customers of other products and sales opportunities. The Web-enabled customer care center is fully integrated into the data management and order processing system, allowing full visibility into customer history and customer trends. Through this fully integrated system we are able to provide a complete CRM solution.

     With the need for efficiency and cost optimization for many of our clients, we have integrated IVR as another option for customer contacts. IVR creates an "electronic workforce" with virtual agents that can assist customers with vital information at any time of the day or night. IVR allows for our clients' customers to deal interactively with our system to handle basic customer inquiries, such as account balance, order status, shipment status, catalog requests, product and price inquiries, and routine order entry for established customers. The inclusion of IVR to our service offering allows us to offer a cost effective way to handle high volume, low complexity calls.

     International Fulfillment and Distribution Services. An integral part of our business process outsourcing solutions is the warehousing and distribution of inventory owned by our clients. We currently have more than one million square feet of warehouse space domestically and internationally to store and process our clients' inventory. We receive client inventory in our distribution centers, verify shipment accuracy, unpack, inspect for damage and stock for sale the same day. On behalf of our clients, we pick, pack and ship their customer orders and can provide customized packaging, inserts and promotional literature for distribution with customer orders. Based upon our clients' needs, we are able to take advantage of a variety of shipping and delivery options, including next day service. Our facility is equipped with multi-carrier functionality, allowing us to integrate with all major shipping carriers and provide a comprehensive transportation management offering. In addition, an increasingly important function that we provide for our clients is reverse logistics management. We offer a wide array of product return services for our clients, including issuing return authorizations, receipt of product, crediting customer accounts, and disposition of returned product.

     Our distribution facilities contain computerized sorting equipment, powered material handling equipment, scanning and bar-coding systems and automated conveyors, in-line scales, x-ray equipment and digital cameras to photograph shipment contents for automatic accuracy checking. Our international distribution complexes include several advanced technology enhancements, such as radio frequency technology in product receiving processing to ensure accuracy, an automated package routing system and a "pick to light" paperless order picking system. Our advanced distribution systems provide us with the capability to currently warehouse an extensive number of stock keeping units (SKUs) for our clients ranging from high-end laser printers to cosmetic compacts. Our facilities are flexibly configured to process business-to-business and single pick business-to-consumer orders from the same central location.

     During 2001, we warehoused, managed and fulfilled approximately $1 billion in client merchandise and transactions. This does not represent our revenue, but rather the revenue of our clients' transactions for whom we provided e-business infrastructure solutions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Kitting and Assembly Services. Our expanded kitting and assembly services reduce the time and costs associated with managing multiple suppliers, warehousing hubs, and light manufacturing partners. As a single source provider, we provide clients with the advantage of convenience, accountability and speed. Our comprehensive kitting and assembly services provide a quality one-stop resource for any international channel. PFSweb's kitting and assembly service includes light assembly, specialized kitting and supplier-consigned inventory hubbing either in our distribution facilities or co-located elsewhere. We also offer customized light manufacturing and Supplier Relationship Management ("SRM") for Fortune 1000 and Global 2000 manufacturers.

     Combining our assembly services with our supplier-owned inventory hub services allows our clients to reduce cycle times, to compress their supply chains and to consolidate their operations and supplier management functions. We have supplier inventory management, assembly and fulfillment services all in one place, providing greater flexibility in product line utilization, as well as rapid response to change orders or packaging development. Our standard capabilities include: build-to-order, build-to-stock, expedited orders, passive and active electrostatic discharge ("ESD") controls, product labeling, serial number generation, marking and/or capture, lot number generation, marking, and capture, asset tagging, bill of materials ("BOM") or computer automated design ("CAD") engineering change processing, SKU-level pricing and billing, manufacturing and metrics reporting, first article approval processes, and comprehensive quality controls.

     Our kitting and assembly service also includes procurement. We work directly with client suppliers to make Just-in-Time ("JIT") inventory orders for each component in client packages, thereby ensuring the appropriate inventory quantities at just the right time to PFSweb then turned around JIT to customers.

     Kitting and inventory hubbing services enable clients to collapse supply chains into the minimal steps necessary to prepare product for distribution to any channel, including wholesale, mass merchant retail, or direct to consumer. Clients no longer have to employ multiple providers or require suppliers to consign multiple inventory caches for each channel. We offer our clients the opportunity to consolidate operations from a channel standpoint, as well as from a geographic perspective. Our integrated, global information systems and international locations support client business needs worldwide.

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

     Financial Services. Our financial services are divided into two major areas: 1) billing and collection services for business-to-business and business-to-consumer clients and 2) working capital solutions. Through our client financial services, we act as a virtual and physical financial management department for all potential client needs.

     We offer secure credit and collections services for both business-to-business and business-to-consumer business. Specifically, for business-to-consumer clients, we offer secure, real-time credit card processing for orders made via a client Web site or through our customer contact center. Additionally, we calculate sales tax, if applicable, for numerous taxing authorities and on a variety of products. Using third-party leading-edge fraud protection services and risk management systems, we can assure the highest level of security and the lowest level of risk for client transactions.

     For business-to-business clients, we offer full-service accounts receivable management and collection capabilities, including the ability to generate customized computer-generated invoices in our clients' names. We assist clients in reducing accounts receivable and days sales outstanding, while minimizing costs associated with maintaining an in-house collections staff. In addition, we offer electronic credit services in the format of EDI X.12 and XML communications direct from our clients to their vendors, suppliers and retailers.

     PFSweb's affiliate, Supplies Distributors, Inc. provides working capital solutions, which enables manufacturers to remove inventory and receivables from their balance sheets through the use of third party financing. This service offering is available to clients operating in North America and Europe.

     While the majority of our clients maintain ownership of their own inventory, we work with Supplies Distributors to create and implement client inventory solutions as well. PFSweb has years of experience in dealing with the issues related to inventory ownership, secure inventory management, replenishment and product distribution. PFSweb and Supplies Distributors can offer prospective clients a management solution for the entire customer relationship, including ownership of inventory and receivables. Through CIP, we utilize technology resources to time the replenishment purchase of inventory with the simultaneous sale of product to the end user. All interfaces are done electronically and all processes regarding the financial transactions are automated, creating significant supply chain advantages.

     PFSweb is experienced in the complex legal, accounting and governmental control issues that can be hurdles in the successful implementation of working capital financing programs. Our knowledge and experience help clients achieve supply chain benefits while reducing inventory carrying costs. Substantial benefits and improvement to a company's balance sheet can be achieved through these working capital solutions.

     Professional Consulting Services. As part of the tailored solution for our clients, we offer a full team of experts specifically designated to focus on our clients' businesses. Team members play a consultative role, providing evaluation, analysis and recommendations for the client's business. This team creates customized solutions and devises plans that will increase efficiencies and produce benefits for the client when implemented.

     Comprised of industry experts from top-tier consulting firms and industry market leaders, our team of professional consultants provides client service focus and logistics and distribution expertise. They have built solutions for Fortune 1000 and Global 2000 market leaders in a wide range of industries, including apparel, computer-related products, telecommunications, cosmetics, housewares, high-value collectibles, sporting goods, pharmaceuticals and several more. Focusing on the evolving infrastructure needs of major corporations and their business initiatives, our team has a solid track record providing consulting services in the areas of supply chain management, distribution and fulfillment, technology interfacing, logistics and customer support.

CLIENTS AND MARKETING

     Our target clients include brand name manufacturers looking to quickly and efficiently implement business initiatives, to adapt their go-to-market strategies, or to introduce new products or programs, without the burden of modifying or expanding their order processing and distribution infrastructure. We also target retailers and direct marketers seeking to expand their sales through new channels as well as government agencies trying to reduce costs and/or increase efficiency, expectations and responsiveness. Our services are available for a multitude of industries and company types, including such clients as:

     International Business Machines ("IBM") (printer supplies in several geographic areas), Adaptec (computer accessories), a U.S. Federal Government Unit (as a sub-contractor to IBM Global Services), Avaya Communication, Dell (a computer manufacturer), Emtec Magnetics (a manufacturer of BASF-branded data media and audio visual products), Lancome (a cosmetics division of L'Oreal International), Xerox (printers and printer supplies), Thomson multimedia (RCA branded televisions and consumer electronics), Mary Kay Cosmetics (cosmetics), Pharmacia/Upjohn (pharmaceuticals), Nokia USA.com (cell phone accessories), Roots Canada (apparel), and Hewlett-Packard (printers and computer networking equipment).

     We target clients through a direct sales force dedicated to acquiring new business to fuel our growth; through direct marketing to key vertical industry segments where we feel that we are able to provide significant service differentiation; trade shows and industry conferences, trade journal advertising, and our Web site. We also pursue strategic marketing alliances with consultants and other professional firms to generate referrals and customer leads.

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

     We employ technology from a selected group of partners, many of which are also our clients. For example, we deploy IBM e-servers and network printers in appropriate models to run Web site functions as well as order management and distribution functions. We utilize Avaya Communication for telephone switch and call center management functions. We also employ Avaya Communication for our Web-enabled customer care center to interact with customers via voice, e-mail or chat. Avaya Communication technology also allows us to share Web pages between customers and our service representatives. We have the ability to transmit and receive voice, data and video simultaneously on a single network connection to a customer to more effectively serve that customer for our client. Clients' interest in using this technology stems from its ability to allow shoppers to consult with known experts in a way that the customer chooses prior to purchasing. Our sophisticated computer-telephony integration has been accomplished by combining systems software from IBM and Avaya Communication together with our own application development. We use AT&T for our private enterprise network and long distance carrier. We use J.D. Edwards as the software provider for the primary ERP applications that we use in our operational areas and financial areas. We use Siemens Dematic/ Rapistan Materials Handling Automation for our automated order selection, automated conveyor and "pick-to-light" (inventory retrieval) systems, and Symbol Technologies/Telxon for our warehouse radio frequency applications. Our Warehouse Management System ("WMS") is a highly customized J.D. Edwards' system.

     Many internal infrastructures are not sufficient to support the explosive growth in e-business, e-marketplaces, supply chain compression, distribution channel realignment and the corresponding demand for real-time information necessary for strategic decision-making and product fulfillment. To address this need, we have created the Entente Suite which is a comprehensive software solution, with supporting services and hardware, that enables companies with little or no e-commerce infrastructure to speed their time to market and minimize resource investment and risk, and allows all companies involved to improve the efficiency of their supply chain. The Entente Suite is comprised of four distinct offerings -- EntenteDirect, EntenteMessage, EntenteWeb, and EntenteReport -- which can stand alone or be combined for a fully customized e-commerce solution depending on the level of direct involvement a company wants to maintain in their e-commerce initiative.

     The components of the Entente Suite provide the open platform infrastructure that allows us to create complete e-commerce solutions with our customers. Using the various components of the Entente Suite, we can assist our clients in easily integrating their Web sites or ERP systems to our systems for real-time transaction processing without regard for their hardware platform or operating system. This high-level of systems integration allows our clients to automatically process orders, customer data and other e-commerce information. We also can track information sent to us by the client as it moves through our systems in the same manner a carrier would track a package throughout the delivery process. Our systems enable us to track, at a detailed level, information received, transmission timing, any errors or special processing required and information sent back to the client. The transactional and management information contained within our systems is made available to the client quickly and easily through the Entente Suite.

     The Entente Suite serves as a transparent interface to our back-office productivity suite which is a customized JD Edwards order management and fulfillment application that runs on IBM e-Servers. It also is designed to integrate with marketplace technologies offered by major marketplace software companies.

     To enhance our service offerings, we have invested in advanced telecommunications, computer telephony, electronic mail and messaging, automated fax technology, IVR technology, barcode scanning, wireless technology, fiber optic network communications and automated inventory management systems. We have also developed and utilize telecommunications technology that provides for automatic customer call recognition and customer profile recall for inbound customer service representatives.

     The primary responsibility of our systems development team of IT professionals is directed at implementing custom solutions for new clients and maintaining existing client relationships. Our development team can also produce proprietary systems infrastructure to expand our capabilities in circumstances where we cannot purchase standard solutions from commercial providers. We also utilize temporary resources when needed for additional capacity.

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

COMPETITION

     Many companies offer, on an individual basis, one or more of the same services we do, and we face competition from many different sources depending upon the type and range of services requested by a potential client. Our competitors include vertical outsourcers, which are companies that offer a single function, such as call centers, public warehouses or credit card processors. Many of these companies have greater capabilities than we do for the function they provide. We also compete against transportation logistics providers who offer product management functions as an ancillary service to their primary transportation services. In many instances, our competition is the in-house operations of our potential clients themselves. The in-house operations departments of potential clients often believe that they can perform the same services we do, while others are reluctant to outsource business functions which involve direct customer contact. We cannot be certain that we will be able to compete successfully against these or other competitors in the future.

     Although many of our competitors can offer one or more of our services, we believe our primary competitive advantage is our ability to offer a wide array of services that cover a broad spectrum of business processes, including web site design and hosting, kitting and assembly, order processing and shipment, credit card payment and customer service, thereby eliminating any need for our clients to coordinate these services from many different providers. We believe we are unique in offering our clients a very broad range of business process services that addresses, in many cases, the entire business transaction, from demand to delivery.

     We also compete on the basis of many other important additional factors, including:

     - operating performance and reliability;

     - ease of implementation and integration;

     - experience of the people required to successfully and efficiently design and implement solutions;

     - leading edge technology capabilities;

     - global reach; and

     - price.

     We believe that we presently compete favorably with respect to each of these factors. However, the market for our services is becoming more competitive and still evolving, and we may not be able to compete successfully against current and future competitors.

EMPLOYEES

     As of December 31, 2001, we had 575 full-time employees and 45 part-time employees, of which 498 were located in the United States. We are not a party to any collective bargaining agreements, and we have never suffered an interruption of business as a result of a labor dispute. We consider our relationship with our employees to be good.

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

REGULATION

     Our business may be affected by current and future governmental regulation, both foreign and domestic. For example, the Internet Tax Freedom Act bars state and local governments from imposing taxes on Internet access or that would subject buyers and sellers of electronic commerce to taxation in multiple states. This act is in effect through November 1, 2003. If legislation to extend this act or similar legislation is not enacted, Internet access and sales across the Internet may be subject to additional taxation by state and local governments, thereby discouraging purchases over the Internet and adversely affecting the market for our services.

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

  PFSWEB'S RELATIONSHIP WITH DAISYTEK

     At the time of the Offering, PFSweb and Daisytek entered into various agreements providing for the separation of their respective business operations. These agreements governed various interim and ongoing relationships between the companies, including the transaction management services that PFSweb provided for Daisytek, the transitional services that Daisytek provided to PFSweb and a tax indemnification and allocation agreement which governs the allocation of tax liabilities and sets forth provisions with respect to other tax matters.

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

     Although we continue to be party to certain agreements with Daisytek, such as the Master Separation Agreement, the Tax Indemnification and Allocation Agreement and the Initial Public Offering and Distribution Agreement, we do not currently generate any revenues or incur any expenses related to services for Daisytek.

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

  INITIAL PUBLIC OFFERING AND DISTRIBUTION AGREEMENT

     General. PFSweb and Daisytek entered into an Initial Public Offering and Distribution Agreement which governs their respective rights and duties with respect to the Offering and the spin-off, and sets forth certain covenants to which they are bound for various periods following the Offering and the spin-off.

     Preservation of the Tax-free Status of the Spin-off. Daisytek has received a private letter ruling from the Internal Revenue Service to the effect that the spin-off qualifies as a tax-free distribution under Section 355 of the Internal Revenue Code to Daisytek and its stockholders. In connection with obtaining such ruling, certain representations and warranties were made regarding Daisytek, PFSweb and their respective businesses. PFSweb has also agreed to certain covenants that are intended to preserve the tax-free status of the spin-off. These covenants include:

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

     Other Covenants Regarding Tax Treatment of the Transactions. The transfer of assets and liabilities from Daisytek to PFSweb as provided by the master separation agreement (the "Contribution") were intended to qualify as a reorganization under Section 368(a)(1)(D) of the Code (a "D Reorganization"). Until two years after the completion of the spin-off, PFSweb has agreed not to take, or permit any of our subsidiaries to take, any actions or enter into any transaction or series of transactions that would be reasonably likely to jeopardize the tax-free status of the spin-off or the qualification of the Contribution as a D Reorganization, including any action or transaction that would be reasonably likely to be inconsistent with any representation made in connection with Daisytek's request for the IRS Ruling. PFSweb has also agreed to take any reasonable actions necessary for the Contribution and the spin-off to qualify as a D Reorganization.

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

  TRANSACTION MANAGEMENT SERVICES AGREEMENT

     PFSweb and Daisytek entered into a transaction management services agreement which set forth the transaction management services that PFSweb provided for Daisytek. Under this agreement, PFSweb provided a wide range of transaction management services, including information management, order fulfillment and distribution, product warehousing, inbound call center services, product return administration and other services.

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

     On May 29, 2001, PFSweb repriced and fully vested all PFSweb options then held by Daisytek officers, directors and employees.

  BUSINESS SUPPLIES DISTRIBUTORS

     PFSweb, Business Supplies Distributors, (a Daisytek subsidiary -- "BSD"), Daisytek and IBM were parties to various Master Distributor Agreements which expired on various dates through September 2001. Under these agreements, BSD acted as a master distributor of various IBM products, Daisytek provided financing and credit support to BSD and PFSweb provided transaction management and fulfillment services to BSD. In July 2001, PFSweb and Inventory Financing Partners, LLC ("IFP") formed Business Supplies Distributors Holdings, LLC ("Holdings"), and Holdings formed a wholly-owned subsidiary, Supplies Distributors. Supplies Distributors, PFSweb and IBM entered into new Master Distributor Agreements to replace the prior agreements. Under these new agreements, Supplies Distributors and its subsidiaries act as master distributors of various IBM products and, pursuant to a transaction management services agreement between PFSweb and Supplies Distributors, PFSweb provides transaction management and fulfillment services to Supplies Distributors. See "Supplies Distributors".

  SALE OF ASSETS TO DAISYTEK

     In May 2001, we sold to Daisytek certain of our assets used to provide transaction management services to Daisytek and its subsidiaries for a purchase price of $11 million ($10 million of which was paid at closing and $1 million was paid over a six month period ending in November 2001). As part of this transaction, Daisytek and PFSweb terminated the transaction management services agreement described above. As part of this transaction, we entered into a six-month transition services agreement with Daisytek under which we provided certain information technology transition services for a monthly service fee through November 2001.

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

RISKS RELATED TO OUR BUSINESS

  OUR FINANCIAL INFORMATION FOR PERIODS PRIOR TO FISCAL YEAR 2001 MAY NOT BE REPRESENTATIVE OF OUR RESULTS AS A SEPARATE COMPANY.

     The financial information for periods prior to fiscal year 2001 included in this Form 10-K may not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity during the periods presented or what our results of operations, financial position and cash flows will be in the future. This is because:

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

  WE HAVE EXCESS CAPACITY AND NEED MORE REVENUE TO ACHIEVE SUSTAINABLE PROFITABILITY.

     We currently have unused space in our call centers and distribution centers and excess capacity in our systems infrastructure. As a result, we are currently incurring losses from operations. In order to properly service our existing clients and attract new clients, it may be difficult or impractical to substantially reduce many of the fixed costs associated with our unused space and excess capacity. Consequently, we may continue to incur losses from operations until we have sufficiently increased our revenue to cover our fixed and variable costs. While we believe that as we add revenue we will be able to cover our existing infrastructure costs, there can be no assurance that we will increase our revenue or achieve sustainable profitability.

  OUR REVENUE IS DEPENDENT UPON OUR CLIENTS' BUSINESS AND TRANSACTION VOLUMES; ALL OF OUR CLIENT AGREEMENTS ARE TERMINABLE BY THE CLIENT AT WILL.

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

  WE ANTICIPATE INCURRING SIGNIFICANT EXPENSES IN THE FORESEEABLE FUTURE, WHICH MAY REDUCE OUR ABILITY TO ACHIEVE PROFITABILITY.

     In order to reach our business growth objectives, we expect to incur significant operating and marketing expenses, as well as capital expenditures, during the next several years. In order to offset these expenses, we will need to generate significant additional profitable business. If our revenue grows more slowly than either we anticipate or our clients' projections indicate, or if our operating and marketing expenses exceed our expectations, we may not generate sufficient revenue to be profitable or be able to sustain or increase profitability on a quarterly or an annual basis in the future. Additionally, if our revenue grows more slowly than either we anticipate or our clients' projections indicate, we may incur unnecessary or redundant costs and our operating results could be adversely affected.

  OUR OPERATING RESULTS COULD BE MATERIALLY IMPACTED BY OUR CLIENT MIX AND THE SEASONALITY OF THEIR BUSINESS.

     Our business could be materially impacted by our client mix and the seasonality of their business. Based upon our current client mix, we anticipate our revenue to be most affected by seasonality during the first and second quarters of the fiscal year. We are unable to predict how the seasonality of future clients' business may affect our quarterly revenue.

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

  WE MAY NOT BE ABLE TO RECOVER ALL OR A PORTION OF OUR START-UP COSTS ASSOCIATED WITH ONE OR MORE OF OUR CLIENTS.

     We generally incur start-up costs in connection with the planning and implementation of business process solutions for our clients. Although we generally recover these costs from the client in the early stages of the client relationship, there is a risk that the client contract may not fully cover the start-up costs. To the extent start-up costs exceed the start-up fees received, excess costs will be expensed as incurred. Additionally, in connection with new client contracts we generally incur capital expenditures associated with assets whose primary use is related to the client solution. There is a risk that the contract may end before expected and we may not recover the full amount of our capital costs.

  OUR MARGINS MAY BE MATERIALLY IMPACTED BY CLIENT TRANSACTION VOLUMES WHICH DIFFER FROM CLIENT PROJECTIONS AND BUSINESS ASSUMPTIONS.

     Our pricing for client transaction services, such as call center and fulfillment, is often based upon volume projections and business assumptions provided by the client. In the event the actual level of activity is substantially different from the projections or assumptions, we may have insufficient or excess staffing or other assets dedicated for such client which may impact our margins and business relationship with such client. In the event we are unable to meet the service levels expected by the client, our relationship with the client will suffer and may result in the termination of the client contract.

  OUR BUSINESS IS SUBJECT TO THE RISK OF CUSTOMER CONCENTRATION.

     For the nine month period ended December 31, 2001, excluding Daisytek, a U.S. Federal Government Unit, via a subcontract agreement with IBM, and Xerox Corporation represented approximately 29% and 14%, respectively, of our total revenue for such period. The loss of any one or more of such clients would have a material adverse effect upon our business.

  WE HAVE GUARANTEED ALL OF THE INDEBTEDNESS OF OUR AFFILIATE, SUPPLIES DISTRIBUTORS, WHICH AS OF MARCH 2002 WAS APPROXIMATELY $48.5 MILLION; WE ARE REQUIRED TO MAINTAIN A MINIMUM LEVEL OF SUBORDINATED LOANS TO SUPPLIES DISTRIBUTORS; AND WE ARE OBLIGATED TO REPAY ANY OVER-ADVANCE MADE TO SUPPLIES DISTRIBUTORS BY ITS LENDERS.

     We have guaranteed all of the indebtedness of our affiliate, Supplies Distributors, which as of March 2002 was approximately $48.5 million, which guaranty is secured by a pledge of substantially all of our assets. We currently have $11.7 million of indebtedness owed to us from Supplies Distributors which is subordinated to the approximately $48.5 million of Supplies Distributors' senior indebtedness. We are required to maintain $6.5 million of subordinated loans to Supplies Distributors. Any default by Supplies Distributors under any such indebtedness would have a material adverse impact upon our business and financial condition. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders.

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

  OUR SALES AND IMPLEMENTATION CYCLES ARE HIGHLY VARIABLE AND OUR ABILITY TO FINALIZE PENDING CONTRACTS MAY CAUSE OUR OPERATING RESULTS TO VARY WIDELY.

     The sales cycle for our services is variable, typically ranging between a few weeks to six months from initial contact with the potential client to the signing of a contract. Occasionally the sales cycle requires substantially more time. Delays in signing and executing client contracts may affect our revenue and cause our operating results to vary widely. We believe that a potential client's decision to purchase our services is discretionary, involves a significant commitment of its resources and is influenced by intense internal and external pricing and operating comparisons. To successfully sell our services, we generally must educate our potential clients regarding the use and benefit of our services, which can require significant time and resources. Consequently, the period between initial contact and the purchase of our services is often long and subject to delays associated with the lengthy approval and competitive evaluation processes that typically accompany significant operational decisions. Additionally, the time required to finalize pending contracts and to implement our systems and integrate a new client can range from several weeks to many months. Delays in signing and integrating new clients may affect our revenue and cause our operating results to vary widely.

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

  WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS.

     A significant component of our business strategy is to continue to operate and expand internationally. We currently operate a 150,000 square foot distribution center in Liege, Belgium and a 33,000 square foot distribution center in Richmond Hill, Canada, near Toronto. We cannot assure you that we will be successful in expanding into additional international markets. In addition to the uncertainty regarding our ability to generate revenue from foreign operations and expand our international presence, there are risks inherent in doing business internationally, including:

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

  WE ARE UNCERTAIN ABOUT OUR NEED FOR AND THE AVAILABILITY OF ADDITIONAL FUNDS.

     Our future capital needs are difficult to predict. We may require additional capital in order to take advantage of unanticipated opportunities, including strategic alliances and acquisitions, or to respond to changing business conditions and unanticipated competitive pressures. In addition, we may require additional funds to finance our operating losses. Should these circumstances arise, we may need to raise additional funds either by borrowing money or issuing additional equity. We cannot assure you that we will be able to raise such funds on favorable terms or at all. If we were successful in completing an equity financing, this could result in dilution to our stockholders. We currently do not have any credit facility in place under which we can borrow funds when needed. If we are unable to obtain additional funds, we may be unable to take advantage of new opportunities or take other actions that otherwise might be important to our business.

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

     We may be required to expend significant capital and other resources to protect against security breaches or to address any problem they may cause. Because our activities involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation, cause us to lose clients, impact our ability to attract new clients and we could be exposed to litigation and possible liability. Our security measures may not prevent security breaches, and failure to prevent security breaches may disrupt our operations.

  WE MAY BE A PARTY TO LITIGATION INVOLVING OUR E-COMMERCE INTELLECTUAL PROPERTY RIGHTS.

     In recent years, there has been significant litigation in the United States involving patent and other intellectual property rights. We may be a party to intellectual property litigation in the future to protect our trade secrets or know-how. United States patent applications are confidential until a patent is issued and most technologies are developed in secret. Accordingly, we are not, and cannot be, aware of all patents or other intellectual property rights of which our services may pose a risk of infringement. Others asserting rights against us could force us to defend ourselves or our customers against alleged infringement of intellectual property rights. We could incur substantial costs to prosecute or defend any such litigation.

RISKS RELATED TO DAISYTEK

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

RISKS RELATED TO OUR INDUSTRY

  IF THE TREND TOWARD OUTSOURCING DOES NOT CONTINUE, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

     Our business could be materially adversely affected if the trend toward outsourcing declines or reverses, or if corporations bring previously outsourced functions back in-house. Particularly during general economic downturns, businesses may bring in-house previously outsourced functions in order to avoid or delay layoffs. The continued threat of terrorism within the United States and abroad and the potential for sustained military action may cause disruption to commerce and economic conditions, both domestic and foreign, which could have a material adverse effect upon our business and new client prospects.

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

RISKS RELATED TO OUR STOCK

  OUR COMMON STOCK IS SUBJECT TO POSSIBLE DELISTING FROM THE NASDAQ NATIONAL MARKET SYSTEM.

     Under current NASDAQ National Market System ("NMS") listing rules, listed companies are required to maintain a $1.00 minimum share price. As of February 14, 2002, our common stock share price had closed under $1.00 for 30 consecutive trading days. As a result, and in accordance with NASDAQ NMS regulations, we have until May 15, 2002 to regain compliance with this rule. If the bid price of our common stock closes at $1.00 or more for a minimum of ten days prior to May 15, 2002, under current NASDAQ NMS rules, we would be in compliance with the minimum share price requirement. Conversely, if the share price does not meet this ten day requirement, our common stock would then be subject to a delisting determination from NASDAQ. Upon receipt of such determination, we may either (1) appeal the determination to the

NASDAQ Listing Qualifications Panel (which appeal would postpone the delisting until the appeal is decided) or (2) transfer our listing to the NASDAQ SmallCap Market. The delisting of our common stock could have a material adverse effect on the market price of, and the efficiency of the trading market for, our common stock.

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

     In the U.S., we operate an approximately eight hundred thousand square foot central distribution complex in Memphis, Tennessee. This complex is located approximately four miles from the Memphis International Airport, where both Federal Express and United Parcel Service operate large hub facilities.

     We also operate a 150,000 square foot distribution center in Liege, Belgium, which contains advanced distribution systems and equipment. We also operate a 33,000 square foot distribution center in Richmond Hill, Canada, near Toronto. We operate customer service centers in Memphis, Tennessee; Plano, Texas; Richmond Hill, Canada; and Liege, Belgium. Our call center technology permits the automatic routing of calls to available customer service representatives in several of our call centers.

     All of our facilities are leased and the material lease agreements contain one or more renewal options.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed and currently trades on the Nasdaq Stock Market under the symbol "PFSW." The following table sets forth for the period indicated the high and low sale price for the common stock as reported by the Nasdaq National Market:

                                                                  PRICE
                                                              --------------
                                                               HIGH     LOW
                                                              ------   -----
Fiscal Year 2001
  First Quarter.............................................  $17.13   $3.88
  Second Quarter............................................  $ 5.00   $1.92
  Third Quarter.............................................  $ 2.69   $0.53
  Fourth Quarter............................................  $ 1.59   $0.66
Nine Months Ended December 31, 2001
  First Quarter.............................................  $ 1.45   $0.69
  Second Quarter............................................  $ 1.06   $0.35
  Third Quarter.............................................  $ 1.00   $0.67

     As of March 15, 2002, there were approximately 7,100 shareholders of which 119 were record holders of the common stock.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

HISTORICAL PRESENTATION

     In June 2001, we announced a change in our fiscal year end from March 31 to December 31. Consequently, our most recent fiscal period is a nine month transition period ended December 31, 2001.

     The selected consolidated historical statement of operations data for each of the fiscal years ended March 31, 2000 and 2001 and the nine months ended December 31, 2001, and the selected consolidated balance sheet data as of March 31, 2001 and December 31, 2001 have been derived from our audited consolidated financial statements, and should be read in conjunction with those statements and notes, which are included in this Form 10-K. The selected consolidated statement of operations data for the fiscal years ended March 31, 1998 and 1999 and the selected consolidated balance sheet data as of March 31, 1998, 1999 and 2000 have been derived from our audited consolidated financial statements, and should be read in conjunction with those statements, which are not included in this Form 10-K. The selected consolidated statement of operations data for the nine months ended December 31, 2000, and the selected consolidated balance sheet data as of December 31, 2000 have been derived from our unaudited interim condensed consolidated financial statements, and should be read in conjunction with these statements, which are not included in this Form 10-K. The financial information for periods prior to fiscal year 2001 herein may not necessarily reflect our results of operations, financial position and cash flows in the future or what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity during the periods presented. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto which are included elsewhere in this Form 10-K.

                HISTORICAL SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  NINE MONTHS ENDED
                                           FISCAL YEARS ENDED MARCH 31,             DECEMBER 31,
                                      ---------------------------------------   ---------------------
                                       1998       1999      2000       2001        2000       2001(B)
                                      -------   --------   -------   --------   -----------   -------
                                                                                (UNAUDITED)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
  Revenues:
     Product revenue................  $46,404   $ 94,768   $57,044   $     --     $    --     $    --
     Service fee revenue............    3,539      7,547    30,829     48,258      37,017      26,569
     Service fee
       revenue-affiliate............       --         --        --         --          --       1,384
     Other revenue..................       --         --        --      2,097       1,700         100
                                      -------   --------   -------   --------     -------     -------
       Total revenues...............   49,943    102,315    87,873     50,355      38,717      28,053
                                      -------   --------   -------   --------     -------     -------
  Costs of revenues:
     Cost of product revenue........   43,992     89,401    53,905         --          --          --
     Cost of service fee revenue....    2,208      5,323    23,475     34,261      26,670      17,984
     Cost of other revenue..........       --         --        --      2,470       2,411        (627)
                                      -------   --------   -------   --------     -------     -------
       Total costs of revenues......   46,200     94,724    77,380     36,731      29,081      17,357
                                      -------   --------   -------   --------     -------     -------
  Gross profit......................    3,743      7,591    10,493     13,624       9,636      10,696
  Percent of revenues...............      7.5%       7.4%     11.9%      27.1%       24.9%       38.1%
  Selling, general and
     administrative expenses........    3,705      6,711    17,764     25,446      19,044      17,117
  Other.............................       --         --        --         --          --      (5,141)
                                      -------   --------   -------   --------     -------     -------
  Income (loss) from operations.....       38        880    (7,271)   (11,822)     (9,408)     (1,280)
  Percent of revenues...............      0.1%       0.9%     (8.3)%    (23.5)%     (24.3)%      (4.6)%
  Interest expense (income), net....      143        374       459     (1,091)       (880)       (496)
                                      -------   --------   -------   --------     -------     -------
  Income (loss) before income
     taxes..........................     (105)       506    (7,730)   (10,731)     (8,528)       (784)
  Income tax expense (benefit)......      (30)       214    (1,791)        25          36        (219)
                                      -------   --------   -------   --------     -------     -------
  Net income (loss).................  $   (75)  $    292   $(5,939)  $(10,756)    $(8,564)    $  (565)
                                      =======   ========   =======   ========     =======     =======
  PER SHARE DATA:
  Net income (loss) per share:
     Basic and diluted(a)...........  $ (0.01)  $   0.02   $ (0.38)  $  (0.60)    $ (0.48)    $ (0.03)
                                      =======   ========   =======   ========     =======     =======
  Weighted average number of shares
     outstanding:
     Basic and diluted(a)...........   14,305     14,305    15,479     17,879      17,870      18,036

                                                    AS OF MARCH 31,               AS OF DECEMBER 31,
                                         -------------------------------------   ---------------------
                                          1998      1999      2000      2001        2000       2001(B)
                                         -------   -------   -------   -------   -----------   -------
                                                                                 (UNAUDITED)
CONSOLIDATED BALANCE SHEET DATA:
  Working capital......................  $ 1,344   $14,636   $27,974   $19,941     $21,055     $11,154
  Total assets.........................   20,911    69,057    60,405    59,089      58,789      51,593
  Long-term obligations................    1,827    29,029     2,407     4,353       4,100       5,873
  Shareholders' equity (deficit).......     (155)      581    47,650    37,001      39,010      36,605

---------------

(a) Prior to the Offering, which was consummated in fiscal year 2000, basic and diluted net income (loss) per share was determined based on net income
     (loss) divided by the 14,305,000 shares outstanding. There were no potentially dilutive securities outstanding prior to the Offering. For fiscal year 2000 and 2001, and the nine month periods ended December 31, 2000 and 2001, outstanding options to purchase common shares of PFSweb were anti-dilutive and have been excluded from the weighted average share computation.

(b) In June 2001, the Company elected to change its fiscal year end from March 31 to December 31. Consequently the Company's most recently completed fiscal period is a nine month period ended December 31, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K.

FORWARD-LOOKING INFORMATION

     We have made forward-looking statements in this Report on Form 10-K. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like "seek," "strive," "believe," "expect," "anticipate," "predict," "potential," "continue," "will," "may," "could," "intend," "plan," "target" and "estimate" or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to those set forth above or elsewhere in this Report on Form 10-K, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:

     - Our ability to retain and expand relationships with existing clients and attract new clients;

     - our reliance on the fees generated by the transaction volume or product sales of our clients;

     - our reliance on our clients' projections or transaction volume or product sales;

     - our client mix and the seasonality of their business;

     - our ability to finalize pending contracts;

     - the impact of strategic alliances and acquisitions;

     - trends in the market for our services;

     - trends in e-commerce;

     - whether we can continue and manage growth;

     - changes in the trend toward outsourcing;

     - increased competition;

     - our ability to generate more revenue and achieve sustainable profitability;

     - effects of changes in profit margins;

     - the customer concentration of our business;

     - the unknown effects of possible system failures and rapid changes in technology;

     - trends in government regulation both foreign and domestic;

     - foreign currency risks and other risks of operating in foreign countries;

     - potential litigation involving our e-commerce intellectual property rights;

     - our dependency on key personnel;

     - our ability to raise additional capital;

     - our relationship with and our guarantees of the working capital indebtedness of our affiliate, Supplies Distributors;

     - the continued listing of our common stock on the NASDAQ; and

     - our relationship with and separation from Daisytek, our former parent corporation.

     We have based these statements on our current expectations about future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee you that these expectations actually will be achieved. In addition, some forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future. There may be additional risks that we do not currently view as material or that are not presently known. In evaluating these statements, you should consider various factors, including the risks set forth in the section entitled "Risk Factors".

OVERVIEW

     We are an international outsourcing provider of integrated business process outsourcing solutions to major brand name companies seeking to maximize their supply chain efficiencies and to extend their e-commerce initiatives. We derive our revenues from a broad range of services, including professional consulting, technology collaboration, order management, managed web hosting and web development, customer relationship management, financial services including billing and collection services, options kitting and assembly services, information management and international fulfillment and distribution services. We offer our services as an integrated solution, which enables our clients to outsource their complete infrastructure needs to a single source and to focus on their core competencies. Our distribution services are conducted at our warehouses and include real-time inventory management and customized picking, packing and shipping of our clients' customer orders. We currently provide infrastructure and distribution solutions to clients that operate in a range of vertical markets, including technology manufacturing, computer products, printers, cosmetics, fragile goods, high security collectibles, pharmaceuticals, housewares, apparel, telecommunications and consumer electronics, among others.

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

     Our expenses are comprised of:

     - prior to September 30, 1999, cost of product revenue, which consisted of the price of product sold and freight costs;

     - cost of service fee revenue, which consists primarily of compensation and related expenses for our Web-enabled customer contact center services, international fulfillment and distribution services and professional consulting services, and other fixed and variable expenses directly related to providing services under the terms of fee based contracts, including certain occupancy and information technology costs and depreciation and amortization expenses; and selling, general and administrative expenses, which consist primarily of compensation and related expenses for sales and marketing staff, executive, management and administrative personnel and other overhead costs, including certain occupancy and information technology costs and depreciation and amortization expenses. In addition, for the periods prior to September 30, 1999, certain direct contract costs related to our IBM master distributor agreements were reflected as selling and administrative expenses.

HISTORICAL FINANCIAL PRESENTATION

     We believe our historical financial statements for the periods prior to fiscal year 2001 may not provide a meaningful comparison to our current and future financial performance for the reasons described below.

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

     During the quarter ended September 30, 1999, we, Daisytek and IBM entered into new agreements to conform to our current business model. Under these new agreements, Daisytek acted as the master distributor of the IBM products and we provided various transaction management services. As part of this restructuring, we transferred to Daisytek the IBM product inventory, which we held as the master distributor, together with our customer accounts receivable and our accounts payable owing to IBM in respect of the product inventory. The purpose of the restructuring was to separate the master distributor and transaction management responsibilities between ourselves and Daisytek so that each could focus on its core competencies.

     As a result of the restructuring of the IBM agreements, our historical financial statements for the periods prior to fiscal year 2001 may not provide a meaningful comparison to our current and future financial statements. This is because, as a master distributor under our prior agreements, we recorded revenue as product revenue as we sold the product to IBM customers. Similarly, our gross profit was based upon the difference between our revenue from product sales and the cost of purchasing the product from IBM.

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

     In September 2001, Daisytek sold its subsidiaries that had been conducting the IBM business to a subsidiary of our affiliate, Business Supplies Distributors Holdings, LLC. In conjunction with this transaction, we entered into a new service fee contract with this affiliate. See "Supplies Distributors."

     In addition, upon completion of the Offering on December 2, 1999, we entered into a transaction management services agreement with Daisytek. Under this agreement, we received service fee revenue based upon a percentage of Daisytek's shipped product revenue. Consequently, our historical financial statements reflect the service fee revenue we received from Daisytek under this new agreement for the twelve months ended March 31, 2001, but for only four months in the fiscal year ended March 31, 2000. Effective May 2001, our transaction management services agreement with Daisytek was terminated. Concurrently, we also entered into a six-month transitional and information technology services agreement with Daisytek, which terminated in November 2001.

RESULTS OF OPERATIONS

     The following table sets forth certain historical financial information from our consolidated statements of operations expressed as a percent of revenues.

                                                    FISCAL YEARS ENDED     NINE MONTHS ENDED
                                                         MARCH 31,           DECEMBER 31,
                                                    -------------------   -------------------
                                                     2000        2001        2000       2001
                                                    -------     -------   -----------   -----
                                                                          (UNAUDITED)
Product revenue...................................    64.9%         --%         --%        --%
Service fee revenue...............................    35.1        95.8        95.6       94.7
Service fee revenue -- affiliate..................      --          --          --        4.9
Other revenue.....................................      --         4.2         4.4        0.4
                                                     -----       -----       -----      -----
          Total revenues..........................   100.0       100.0       100.0      100.0
                                                     -----       -----       -----      -----
Cost of product revenue (as % of product
  revenue)........................................    94.5          --          --         --
Cost of service fee revenue (as % of service fee
  revenue)........................................    76.1        71.0        72.0       64.3
Cost of other revenue (as % of total revenues)....      --         4.9         6.2       (2.2)
                                                     -----       -----       -----      -----
          Total costs of revenues.................    88.1        72.9        75.1       61.9
                                                     -----       -----       -----      -----
Gross profit......................................    11.9        27.1        24.9       38.1
Selling, general and administrative expenses......    20.2        50.5        49.2       61.0
Other.............................................      --          --          --      (18.3)
                                                     -----       -----       -----      -----
Loss from operations..............................    (8.3)      (23.4)      (24.3)      (4.6)
Interest expense (income), net....................     0.5        (2.0)       (2.3)      (1.8)
                                                     -----       -----       -----      -----
Loss before income taxes..........................    (8.8)      (21.4)      (22.0)      (2.8)
Income tax expense (benefit)......................    (2.0)         --         0.1       (0.8)
                                                     -----       -----       -----      -----
Net loss..........................................    (6.8)%     (21.4)%     (22.1)%     (2.0)%
                                                     =====       =====       =====      =====

  NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2000

     Service Fee Revenue (including service fee revenue -- affiliate). Service fee revenue was $28.0 million for the nine months ended December 31, 2001 as compared to $37.0 million for the nine months ended December 31, 2000, a decrease of $9.0 million or 24.5%. The decrease in service fee revenue over the prior period was due to the impact of certain contract terminations, primarily the Daisytek contract, as well as certain other lower margin producing contracts. This reduction was partially offset by the impact of new service contract relationships and growth in existing client relationships. In conjunction with the $10.9 million sale of a distribution facility to Daisytek in May 2001 (discussed below in "Liquidity and Capital Resources"), we terminated certain of our transaction management services agreements entered into between us and Daisytek and a Daisytek subsidiary. Concurrently with the closing of the facility sale, we entered into a six-month transition services agreement to provide Daisytek with certain transitional and information technology services, under which we earned $2.6 million. The net impact of the changes in our services provided to Daisytek was a reduction in revenue of $10.6 million for the nine months ended December 31, 2001. The reduction in revenue attributed to the termination of lower margin producing contracts was $8.2 million for the nine months ended December 31, 2001. For the nine months ended December 31, 2001, the increase in revenue attributed to new client contract relationships was $7.2 million. For the nine months ended December 31, 2001, the increase in revenue from existing contracts was $2.6 million. We believe this increase was negatively impacted by the recent slowdown in the U.S. economy.

     Pursuant to the terms of the Company's transaction management services agreement with Supplies Distributors, the Company earned service fees, which are reported as service fee revenue -- affiliate in the accompanying consolidated financial statements, of approximately $1.4 million for the nine months ended

December 31, 2001. For the nine months ended December 31, 2001, PFSweb fees earned from BSD (the Daisytek subsidiary and predecessor to Supplies Distributors) were $3.6 million. For the nine months ended December 31, 2000, prior to becoming a related party, service fees earned by PFSweb from BSD, associated with the same business activities, were $4.6 million. For the nine months ended December 31, 2001, our revenue was negatively impacted by lower than anticipated IBM related activity due to the transition to Supplies Distributors from Daisytek but was benefited by approximately $0.8 million of service fee adjustments resulting from the termination of the Daisytek transaction management service agreements. Service fee revenue earned from the IBM business for the nine months ended December 31, 2000 were reduced by $1.3 million foreign currency transaction losses applicable to the devaluation of the Euro that were required, under the terms of the arrangements between us and BSD, to be included as part of the service fee billings.

     Other Revenue. Other revenue of $0.1 million for the nine months ended December 31, 2001 and $1.7 million for the nine months December 31, 2000, respectively, represents the fees charged to clients in conjunction with early contract terminations.

     Cost of Service Fee Revenue. Cost of service fee revenue was $18.0 million for the nine months ended December 31, 2001, as compared to $26.7 million during the nine months ended December 31, 2000, a decrease of $8.7 million or 32.6%. The resulting service fee gross profit was $10.0 million or 35.7% of service fee revenue, during the nine months ended December 31, 2001 as compared to $10.3 million, or 28.0% of service fee revenue for the nine months ended December 31, 2000. For the nine months ended December 31, 2000, the service fee gross profit was negatively impacted by a $1.3 million reduction in revenue applicable to foreign currency transaction losses discussed above, for which there was no reduction in costs. In addition, the gross profit earned on certain contracts terminated during the nine months ended December 31, 2000 was lower than other contracts we continue to operate. Additionally, by leveraging our existing infrastructure and by reducing the direct operating costs associated with the terminated contracts, such as personnel costs, warehousing and distribution costs, lower depreciation costs resulting from the sale of assets, and other expenses, we were able to reduce our operating costs and increase our gross profit percentage. For the nine months ended December 31, 2001, our gross profit margin was negatively impacted by lower than anticipated IBM related activity due to the transition to Supplies Distributors from Daisytek but was benefited by approximately $0.8 million of service fees adjustments resulting from the termination of the Daisytek transaction management services agreements for which the related service activities were performed in earlier periods. Furthermore, the revenue generated by our transition services agreement with Daisytek, under which we provided certain transitional and information technology services, primarily utilized infrastructure, which existed in the prior periods and will continue to exist in future periods.

     Cost of Other Revenue. Cost of other revenue for the nine months ended December 31, 2001 reflect the reversal of $0.6 million of accruals made in the prior year for estimated client termination costs that were determined this period to be in excess of the actual costs. Cost of other revenue for the nine months ended December 31, 2000 includes costs from certain terminated contracts and are primarily comprised of approximately $0.4 million of employee severance costs, approximately $0.5 million of asset impairments from fixed assets which were specific to terminated contracts and produced no further value to PFSweb, and approximately $1.6 million of certain uncollectible amounts receivable from, and accrued expenses applicable to, clients who terminated contracts.

     Selling, General and Administrative Expenses. SG&A expenses were $17.1 million for the nine months ended December 31, 2001, or 61.0% of revenues, as compared to $19.0 million, or 49.2% of revenues, for the nine months ended December 31, 2000. The decrease in SG&A expenses are due to costs incurred in the prior nine month periods for which there are no or lower comparable costs incurred in the current year periods. These relate to approximately $1.4 million of incremental costs primarily applicable to provisions for doubtful accounts, a $0.5 million foreign currency transaction loss, due to a devaluation of the Euro, and the $0.3 million favorable resolution of accounts and Value Added Tax ("VAT") receivables in the quarter ended September 30, 2001, offset by an increase in stand alone public company expenses, consisting primarily of taxes and insurance, incremental professional services fees for audit and tax services associated with the change in our fiscal year end and increases in personnel compensation and sales and marketing costs.

     Other. Other primarily reflects the sale of a distribution facility previously used by PFSweb to provide outsourcing services to Daisytek. For the nine months ended December 31, 2001, cash proceeds of $10.9 million, net of approximately $0.6 million of closing costs, were received for assets with an approximately $4.5 million net book value with a resulting $5.8 million gain. The net gain was offset by a $0.7 million non-cash stock compensation charge associated with our modification of certain PFSweb stock options held by employees of our former parent company Daisytek.

     Interest Income. Interest income was $0.5 million for the nine months ended December 31, 2001 as compared to interest income of $0.9 million for the nine months ended December 31, 2000. The reduction in interest income is attributable to lower interest rates earned by our cash and cash equivalents and higher interest expense due to an increase in our long-term debt and capital lease obligations partially offset by the impact of higher interest rates charged on our subordinated loan to Supplies Distributors.

     Income Taxes. For the nine months ended December 31, 2001, we recorded an income tax benefit of $0.2 million which primarily relates to a pre-tax loss from our Canadian operations that can be carried back to prior tax years. For the nine months ended December 31, 2001, we did not record an income tax benefit associated with our net loss in our U.S. or European operations. Since we have not established a sufficient history of earnings for our U.S. and European operations, a valuation allowance has been provided for our net deferred tax assets as of December 31, 2001, which are primarily related to our net operating loss carryforwards. Although we had a pre-tax loss for the nine months ended December 31, 2000, we recorded an income tax provision associated with a pre-tax income from our Canadian operations.

  FISCAL YEAR ENDED MARCH 31, 2001 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2000

     We believe our historical financial statements for the periods prior to fiscal 2001 may not provide a meaningful comparison to our current and future financial performance for the reasons described above in "Historical Financial Presentation."

     Product Revenue. Product revenue was zero for fiscal 2001 as compared to $57.0 million for fiscal 2000. As stated above, during the quarter ended September 30, 1999, we, Daisytek and IBM entered into new agreements applicable to all of our IBM relationships. As a result of these new agreements, the activities performed under these contracts since that date were accounted for as service fee revenue as opposed to product revenue.

     Service Fee Revenue. Service fee revenue was $48.3 million for fiscal 2001 as compared to $30.8 million during fiscal 2000, an increase of $17.5 million or 56.5%. Changes in service fee revenues over prior periods were due to the further expansion of existing contracts, the restructuring of all the IBM contracts, new service contract relationships, our transaction management services agreement with Daisytek which commenced on the completion of the Offering in December 1999 and the impact of certain contract terminations. Service fee revenue from existing contracts increased $13.3 million and new service contract relationships added $4.2 million for fiscal 2001. Service fee revenue for fiscal 2001 also includes approximately $0.5 million of previously deferred revenue associated with terminated contracts. For fiscal 2001, service fee revenue totaling $27.6 million included fees earned from Daisytek under our new transaction management services agreement, effective as of the Offering, our new IBM contracts that, prior to the September 1999 quarter, would have been reported as product revenue, and for certain subcontracted services. During fiscal 2001, we effected certain contract terminations with service fee revenues of approximately $8 million and experienced a longer implementation cycle associated with new larger contracts.

     Other Revenue. Other revenue of $2.1 million for fiscal 2001 represents the fees charged to clients in conjunction with the early termination of certain contracts.

     Cost of Product Revenue. Cost of product revenue was zero for fiscal 2001, as compared to $53.9 million during fiscal 2000. Cost of product revenue as a percent of product revenue was zero during fiscal 2001 and 94.5% during fiscal 2000. The resulting gross profit margin was 5.5% for fiscal 2000.

     Cost of Service Fee Revenue. Cost of service fee revenue was $34.3 million for fiscal 2001, as compared to $23.5 million during fiscal 2000, an increase of $10.8 million or 45.9%. The resulting service fee gross profit was $14.0, million or 29.0% of service fee revenue, during fiscal 2001 as compared to $7.4 million, or 23.9% of service fee revenue during fiscal 2000. The increase in gross profit margin for fiscal 2001 resulted primarily from the further expansion of existing contracts and new service contract relationships, including our transaction management services agreement with Daisytek, which commenced on the completion of the Offering in December 1999, and the termination of certain lower margin producing contracts. The gross profit margin also increased because cost of service fee revenue for fiscal 2000 included incremental costs related to a large number of new client implementations during that year. Fiscal 2001 gross profit increases were offset by approximately $0.5 million of previously deferred costs associated with terminated contracts. In addition, certain excess infrastructure costs, incremental operating costs related to terminated contracts and costs associated with improving service quality had a negative impact on fiscal 2001 gross margin. As a percentage of total revenues, the gross profit margin for fiscal 2001 of 27.1% increased when compared to the 11.9% gross profit margin for fiscal 2000 due to the factors discussed above as well as the restructuring of all of the IBM contracts into service fee contracts, which typically have a higher gross profit margin as a percent of revenue as compared to the gross profit margin as a percent of revenue earned under the IBM master distributor agreements.

     Cost of Other Revenue. Cost of other revenue for fiscal 2001 includes costs from certain terminated contracts and are primarily comprised of approximately $0.4 million of employee severance costs, approximately $0.5 million of asset impairments from fixed assets which were specific to terminated contracts and provided no further value to PFSweb, and approximately $1.6 million of certain uncollectible amounts receivable from, and liabilities applicable to, clients who terminated contracts.

     Selling, General and Administrative Expenses. SG&A expenses were $25.4 million for fiscal 2001, or 50.5% of revenues, as compared to $17.8 million, or 20.2% of revenues, for fiscal 2000. As a result of incremental costs, the restructuring of the IBM agreements and the related reduction in product revenue, SG&A expenses as a percentage of total revenue were higher in fiscal 2001 than in fiscal 2000. SG&A expenses increased as a result of costs incurred to support the higher sales volumes under both new and existing contracts, certain excess infrastructure costs, incremental investments in resources and technology to support our continued growth and public company costs.

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

SUPPLIES DISTRIBUTORS

     Business Supplies Distributors (a Daisytek subsidiary -- "BSD"), Daisytek and IBM and us were parties to various Master Distributor Agreements which had various scheduled expiration dates through September 2001. Under these agreements, BSD and its affiliates Business Supplies Distributors Europe B.V. ("BSD Europe"), a Daisytek subsidiary, and BSD (Canada) Inc., a Daisytek subsidiary ("BSD Canada" and together with BSD and BSD Europe, the "BSD Companies"), acted as master distributors of various IBM products, Daisytek provided financing and credit support to the BSD Companies and we provided transaction management and fulfillment services to the BSD Companies. On June 8, 2001, Daisytek notified us and IBM that it did not intend to renew these agreements upon their scheduled expiration dates. In July 2001, we and Inventory Financing Partners, LLC ("IFP") formed Business Supplies Distributors Holdings, LLC ("Holdings"), and Holdings formed a wholly-owned subsidiary, Supplies Distributors ("Supplies Distributors"). Concurrently, Supplies Distributors formed its wholly-owned subsidiaries Supplies Distributors of Canada, Inc. ("SDC") and Supplies Distributors S.A. ("SDSA"), a Belgium corporation. Supplies Distributors, SDSA, IBM and PFSweb entered into new Master Distributor Agreements to replace the prior agreements. Under the new agreements, Supplies Distributors and SDSA act as master distributors of various IBM products and, pursuant to a transaction management services agreement between us and Supplies Distributors, we provide transaction management and fulfillment services to Supplies Distributors. We made an equity investment of $0.75 million in Holdings for a 49% voting interest, and IFP made an equity investment of $0.25 million in Holdings for a 51% voting interest. Certain officers and directors of PFSweb own, individually, a 9.8% non-voting interest, and, collectively, a 49% non-voting interest, in IFP. In addition to its equity investment in Holdings, we have also provided Supplies Distributors with a subordinated loan which, as of December 31, 2001, had an outstanding balance of $11.7 million and accrued interest at approximately 10%. The balance can be decreased to $6.5 million subject to Supplies Distributors' compliance with the covenants of its senior loan facilities, as amended.

     On September 26, 2001, Supplies Distributors purchased all of the stock of the BSD Companies for a purchase price of $923,000. In conjunction with the purchase, BSD and Supplies Distributors were merged with Supplies Distributors being the surviving corporation. Effective December 31, 2001, BSD Canada and SDC were amalgamated, with SDC being the surviving corporation. On September 27, 2001, Supplies Distributors entered into short-term credit facilities with IBM Credit Corporation ("IBM Credit") and IBM Belgium Financial Services S.A. ("IBM Belgium") for the purpose of financing its distribution of IBM products. The facilities, which at inception included $40 million for the U.S. operations and 20 million Euros (approximately $18 million) for the European operations, were subsequently increased to $45 million and 27 million Euros (approximately $24 million), respectively, and extended through March 25, 2002. The Company has provided a collateralized guaranty to secure the repayment of these credit facilities.

     On March 29, 2002, Supplies Distributors entered into amended credit facilities with IBM Credit and SDSA and BSD Europe entered into amended credit facilities with IBM Belgium. The asset based credit facility with IBM Credit provides financing for purchasing IBM inventory up to $32.5 million through June 30, 2002 and $27.5 million from July 1, 2002 through its expiration on March 29, 2003. The asset based credit facility with IBM Belgium provides up to 27 million Euros (approximately $24.3 million) in financing for purchasing IBM inventory through June 30, 2002 and 22 million Euros (approximately $19.8 million) thereafter. The IBM Belgium facility remains in force until not less than 60 days written notice by any party, but no sooner than March 29, 2003. These credit facilities contain cross default provisions, various restrictions upon the ability of Holdings, Supplies Distributors, SDSA and BSD Europe to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, we are required to maintain a subordinated loan to Supplies Distributors of no less than $6.5 million, and shareholders' equity of at least $25.0 million. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or SDSA under these facilities. An over-advance would arise in the event borrowings exceeded the maximum amount available under the eligible borrowing base, as defined.

     Concurrent with these amended agreements, Supplies Distributors entered into a loan and security agreement with Congress Financial Corporation (Southwest) ("Congress") to provide financing for up to $25 million of eligible accounts receivables in the U.S. and Canada. The Congress facility expires on the earlier of three years or the date on which the parties to the IBM Master Distributor Agreement shall no longer operate under the terms of such agreement and/or IBM no longer supplies products pursuant to such agreement. Borrowings under the Congress facility accrue interest at prime rate plus 0.25% or Eurodollar rate plus 3.0% or on an adjusted basis, as defined. In Europe, SDSA entered into a two year factoring agreement with Fortis Commercial Finance N.V. ("Fortis") to provide factoring for up to 10 million Euros (approximately $9 million) of eligible accounts receivables. Borrowings under this agreement accrue interest at 8.5%, or on an adjusted basis as defined. These credit facilities contain cross default provisions, various restrictions upon the ability of Holdings, Supplies Distributors and SDSA to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, we are required to maintain a subordinated loan of no less than $6.5 million to Supplies Distributors and restricted cash of less than $5.0 million, and are restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors under the Congress facility. An over-advance would arise in the event borrowings exceeded the maximum amount available under the eligible borrowing base, as defined. PFS has also provided a guarantee of the obligations of Supplies Distributors and SDSA to IBM, excluding the trade payables that are financed by IBM credit.

     Pursuant to the terms of our transaction management services agreement with Supplies Distributors, we earned service fees, which are reported as service fee revenue -- affiliate in the accompanying consolidated financial statements, of approximately $1.4 million for the nine months ended December 31, 2001. For the nine months ended December 31, 2001, our fees earned from services provided under the IBM Master Distributor Agreements, including related party revenue, were $5.0 million. For the nine months ended December 31, 2000, prior to becoming a related party, service fees earned by PFSweb from BSD, associated with the Master Distributor Agreements, were $4.6 million. As of December 31, 2001, we had trade accounts receivables of $0.9 million due from Supplies Distributors.

     We record our interest in Holdings' net income, which is allocated and distributed to the owners pursuant to the terms of Holdings' operating agreement, under the modified equity method, which results in us recording our allocated earnings of Holdings or 100% of Holdings' losses. Pursuant to Holdings' operating agreement, Holdings allocates its earning and distributes its cash flow, as defined, in the following order of priority: first, to IFP until it has received a one-time amount equal to its capital contribution of $0.25 million; second, to IFP until it has received an amount equal to a 35% cumulative annual return on its capital contribution; third, to PFSweb until it has received a one-time amount equal to its capital contribution of $0.75 million; fourth, to PFSweb until it has received an amount equal to a 35% cumulative annual return on its capital contribution; and fifth, to PFSweb and IFP, pro rata, in accordance with their respective capital accounts. Notwithstanding the foregoing, no distribution may be made if, after giving effect thereto, the net worth of Holdings shall be less than $1.0 million. Under terms of the credit agreements described above, Holdings is currently limited to annual cash dividends of $0.6 million. We did not record any equity in the earnings of Holdings for the nine months ended December 31, 2001.

     Summarized financial information for Holdings as of December 31, 2001 is as follows (in thousands):

Current assets..............................................  $80,247
Total assets................................................  $81,554
Current liabilities.........................................  $ 9,651
Credit facilities (guaranteed by PFSweb)....................  $59,038
Subordinated debt due to PFSweb.............................  $11,655
Members' capital............................................  $ 1,210

     Summarized operating information for Holdings for the period from July 3, 2001 (Inception) through December 31, 2001 is as follows (in thousands):

Net revenues................................................   $75,444
Cost of goods sold..........................................   $71,870
Income before taxes.........................................   $   673
Net income..................................................   $   401

LIQUIDITY AND CAPITAL RESOURCES

     On May 25, 2001, we completed the sale of certain assets to Daisytek pursuant to an Asset Purchase Agreement (the "Purchase Agreement"). Under the Purchase Agreement, we transferred and sold to Daisytek certain distribution and fulfillment assets, including equipment and fixtures, that were previously used by us to provide outsourcing services to Daisytek. Daisytek also assumed certain related equipment leases and a warehouse lease and hired certain employees who were associated with the warehouse facility. The consideration payable under the Purchase Agreement of $11.0 million included a termination by us and Daisytek of certain transaction management services agreements previously entered into between us and Daisytek and a Daisytek subsidiary. Proceeds of $10.9 million were received for assets with an approximately $4.5 million net book value with a resulting $5.8 million gain, after closing costs of $0.6 million. Concurrently with the closing of the asset sale, we and Daisytek also entered into a six-month transition services agreement, which terminated in November 2001, under which we provided Daisytek with certain transitional and information technology services.

     Net cash used in operating activities was $4.5 million for the nine months ended December 31, 2001, and primarily resulted from cash used to fund operating losses and the net impact of decreases in accounts payable and accrued expenses of $9.1 million, partially offset by a decrease in prepaid expenses and other current assets of $5.1 million. The decrease in accounts payable and accrued expenses is primarily attributable to the remittance of the VAT monies due to one of our clients and the reversal of client termination reserves, recorded as expense in prior year, and the reversal of deferrals applicable to the termination of the Daisytek transaction management services agreements, for which the related activities occurred in earlier periods. The decrease in other current assets primarily relates to the collection of a note receivable, a governmental grant and VAT receivables associated with our European operations. Net cash provided by operating activities was $0.6 million for fiscal 2001, and primarily resulted from an increase in accounts payable and accrued expenses of $8.2 million partially offset by cash used to fund operating losses and an increase to prepaid expenses and other current assets of $5.4 million. The increase in other current assets primarily relates to receivables associated with our European operations including a $1.1 million note receivable from a terminated client, a $1.6 million receivable related to an asset based governmental grant and VAT receivables of $2.3 million. The increase in accounts payable was primarily attributable to $7.2 million of VAT collections that was due one of our clients. Cash flows provided by operating activities totaled $10.6 million for fiscal 2000 and primarily relate to a reduction in accounts receivable of $8.3 million and inventory of $29.9 million, net of a reduction in accounts payable and accrued expenses of $25.0 million. These reductions primarily related to the transfer of the IBM related working capital assets from us to Daisytek in conjunction with the new IBM agreements. The cash flow impact of these reductions was partially offset by cash used to fund operating losses.

     Net cash used by investing activities for the nine months ended December 31, 2001 totaled $8.1 million. The net proceeds of $10.3 million from the sale of one of our distribution facilities to Daisytek were offset by capital expenditures of $3.2 million, the establishment of a restricted cash balance of $2.8 million to support our long-term debt and lease financing, and a subordinated loan of approximately $11.7 million to Supplies Distributors and an equity investment of $0.8 million in Holdings. Cash used in investing activities for fiscal 2001 totaled $2.9 million. Capital expenditures were $6.3 million for fiscal 2001. Partially offsetting the cash usage associated with these capital expenditures was the full collection of other receivables. Cash used in investing activities was $10.2 million for fiscal 2000. During fiscal 2000, our capital expenditures totaled $18.5 million and included the asset purchase from Daisytek at the completion of the Offering, our new Belgium distribution facility, and the expansion of U.S. sales and distribution facilities. Partially offsetting the cash usage associated with these capital expenditures was the $8.4 million collection of other receivables. Capital expenditures have historically consisted primarily of additions to upgrade our management information systems, including our Internet-based customer tools, other methods of e-commerce and general expansion of our facilities, both domestic and foreign. We expect to incur capital expenditures in order to support new contracts and anticipated future growth opportunities. We anticipate that our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months will be approximately $2 to $4 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. Some of these expenditures may be financed through operating or capital leases.

     Net cash provided by financing activities was $1.0 million for the nine months ended December 31, 2001, representing the proceeds from debt and from the issuance of common stock pursuant to our employee stock purchase plan offset by payments on our capital lease obligations and payments to acquire treasury stock. Net cash used in financing activities was $0.2 million in fiscal 2001, representing payments on our capital lease obligations partially offset by the proceeds from issuance of common stock. Net cash provided by financing activities was $24.0 million for fiscal 2000. In December 1999, we successfully completed our Offering and sold 3,565,000 shares of common stock, including the underwriters over-allotment, at $17 per share. Net proceeds from the Offering aggregated approximately $53.0 million. Proceeds were used to repay an intercompany payable to Daisytek of approximately $27 million and to acquire from Daisytek all fixed assets in its Memphis distribution facility, as well as certain assets providing information technology services for approximately $5 million, and we received the stock of several subsidiaries of Daisytek representing the business operations of PFSweb.

     During the nine months ended December 31, 2001, our working capital decreased to $11.2 million from $19.9 million at March 31, 2001, primarily due to the establishment and capitalization of an affiliate, Supplies Distributors, and the funding of operations and capital expenditures offset by the proceeds from the sale of a distribution facility. In order to obtain additional financing in the future, in addition to our current cash position, we plan to evaluate alternatives including utilizing capital or operating leases, establishing our own credit facility, entering into asset based lending or factoring programs, or transferring a portion of our subordinated loan balances, due from Supplies Distributors, to third-parties. In conjunction with these alternatives we may be required to provide certain letters of credit to secure these arrangements. No assurances can be given that we will be successful in obtaining any additional financing or the terms thereof. We currently believe that our cash position and funds generated from operations will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements and our lease obligations, and additional subordinated loans to Supplies Distributors, if necessary, through April 2003.

     The following is a schedule of our total contractual cash obligations, which is comprised of operating leases and long-term debt and capital leases (including interest), as of December 31, 2001 (in millions):

                                                       LONG-TERM
                                                       DEBT AND    CONTRACTUAL
                                                       OPERATING     CAPITAL     TOTAL CASH
                                                        LEASES       LEASES      OBLIGATIONS
                                                       ---------   -----------   -----------
Fiscal Year Ended December 31,
  2002...............................................   $ 6,060      $1,238        $ 7,298
  2003...............................................     5,985       1,248          7,233
  2004...............................................     4,198         943          5,141
  2005...............................................     2,782         786          3,568
  2006...............................................     2,751         620          3,371
  Thereafter.........................................     2,696         602          3,298
                                                        -------      ------        -------
          Total contractual cash obligations.........   $24,472      $5,437        $29,909
                                                        =======      ======        =======

     In support of certain debt instruments and leases, as of December 31, 2001, we had $2.8 million of cash restricted in the form of a letter of credit. The letter of credit expires at the termination of the underlying long-term debt and lease obligations in July 2004. As described above, we have provided collateralized guarantees to secure the repayment of Supplies Distributors' credit facilities. As of December 31, 2001, the outstanding balance of the credit facilities guaranteed by PFSweb was approximately $59.0 million. In association with the new credit facilities entered into in March 2002, the outstanding balance of the credit facilities guaranteed by PFSweb was approximately $48.5 million. These guarantees expire concurrently with the expiration of the underlying credit agreements. To the extent Supplies Distributors or its subsidiaries fails to comply with its covenants, including its monthly financial covenant requirements, and the lenders accelerate the repayment of the credit facility obligations, Supplies Distributors or its subsidiaries would be required to repay all amounts outstanding thereunder. In such event, we would be obligated to perform under those guarantees and repay, to the extent Supplies Distributors or its subsidiaries was unable to, Supplies Distributors' or its subsidiaries credit facility obligations. Additionally, if we were unable to maintain our required level of stockholders' equity of $25.0 million, we could also be obligated to perform under these guarantees. Any requirement to perform under our guarantees would have a material adverse impact on our financial condition and results of operations and no assurance can be given that we will have the financial ability to repay all of such guaranteed obligations. In addition, in the event Supplies Distributors or its subsidiaries is, or would be, in default of its obligations under its credit facilities, we are restricted from receiving any payment of our subordinated loans and such event would also have a material adverse impact upon our financial condition and results of operations. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or its subsidiaries by its lenders. An over-advance would arise in the event borrowings exceeded the maximum amount available under the eligible borrowing base, as defined. The Company does not have any other material commercial commitments.

     Currently, we believe that we are operating with and incurring costs applicable to excess capacity in both our North American and European operations. We believe that as we add revenue, we will be able to cover our existing infrastructure and public company costs and reach profitability. We currently estimate that the revenue needed to leverage our infrastructure and reach profitability is approximately $14 million per quarter. No assurance can be given that we can achieve such operating levels, or that, if achieved, we will be profitable in any particular fiscal period.

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

INVENTORY MANAGEMENT

     Prior to September 30, 1999, our agreements with IBM were structured as master distributor agreements. The transaction management services we provided for IBM under these agreements included purchasing and reselling IBM product inventory to IBM customers. During the quarter ended September 30, 1999, we restructured our agreements with IBM so that we no longer purchased or resold the IBM product inventory. In addition, we transferred to Daisytek the IBM-related customer accounts receivables, inventory and accounts payable. We do not currently own any product inventory.

SEASONALITY

     The seasonality of our business is dependent upon the seasonality of our clients' business and the sale of their products. Accordingly, our management must rely upon the projections of our clients in assessing quarterly variability. We believe that with our current client mix our business activity will be at its lowest in the quarter ended March 31 and at its highest in the quarter ended June 30.

     We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.

INFLATION

     Management believes that inflation has not had a material effect on our operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 requires that ratable amortization of goodwill be replaced with annual fair-value based tests of the goodwill's impairment, and that intangible assets other than goodwill be amortized over their useful lives. Additionally, under the provision of the new accounting standard, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The adoption of SFAS 141 as of July 1, 2001 did not have a material impact on the Company's financial statements and related disclosures. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company's adoption SFAS 142 on January 1, 2002 did not have a material impact on the Company's consolidated financial statements and related disclosures.

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

     In October, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a universal accounting model based on the framework established in SFAS 121 for the long-lived assets to be disposed of by sale. The Company's adoption of SFAS 144 on January 1, 2002 did not have a material impact on the Company's consolidated financial statements and related disclosures.

CRITICAL ACCOUNTING POLICIES

     Our service fee revenues primarily relate to our (1) distribution services and (2) order management/customer care services.

     Distribution services relate primarily to inventory management, product receiving, warehousing and fulfillment (i.e., picking, packing and shipping). Revenue for these activities are either (i) earned on a per transaction basis or
(ii) earned at the time of product fulfillment which occurs at the completion of the distribution services.

     Order management/customer care services relate primarily to taking customer orders for our client's products via various channels such as telephone call-center, electronic or facsimile. These services also entail addressing customer questions related to orders, as well as cross-selling/up-selling activities. Revenue is recognized as the services are rendered. Fees charged to the client are on a per transaction basis based on either (i) a pre-determined fee per order or fee per telephone minutes incurred, or (ii) are included in the product fulfillment service fees which are recognized on product shipment. Our cost of service fee revenue, representing the cost to provide the services described above, is recognized as incurred. Cost of service fee revenue also includes costs associated with technology collaboration and ongoing technology support which consist of creative website development and maintenance, web hosting, technology interfacing, and other ongoing programming activities. These activities are primarily performed to support the distribution and order management/customer cares services and are recognized as incurred.

     We also perform billing services and information management services for its clients. Billing services and information management services are typically not billed separately to clients because the activities are continually performed, and the costs are insignificant and are generally covered by other fees described above.

Therefore, any revenue attributable to these services is often included in the distribution or order management fees which are recognized as services are performed. The service fee revenue associated with these activities are currently not significant and are incidental to the above-mentioned services.

     We recognize revenue, and record trade accounts receivables, pursuant to the methods described above when collectibility is reasonably assured. Collectibility is evaluated on an individual customer basis taking into consideration historical payment trends, current financial position, results of independent credit evaluations and payment terms.

     We primarily perform our services under two to three year contracts that can be terminated by either party. In conjunction with these long-term contracts we generally receive start-up fees to cover our implementation costs, including certain technology infrastructure and development costs. We defer the fees received, and the related costs, and amortize them over the life of the contract. The amortization of deferred revenue is included as a component of service fee revenue. The amortization of deferred implementation costs is included as a cost of service fee revenue. To the extent implementation costs exceed the fees received, excess costs are expensed as incurred.

     A description of other significant accounting policies is included in footnote 2 to the accompanying consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to various market risks including interest rates on its financial instruments and foreign exchange rates.

INTEREST RATE RISK

     The carrying value of our financial instruments, which include cash and cash equivalents, accounts receivable, note receivable, accounts payable, long-term debt and capital lease obligations, approximate their fair values based on short terms to maturity or current market prices and rates. The impact of a 100 basis point change in interest rates would not have a material impact on the Company's results of operations or financial position.

FOREIGN EXCHANGE RISK

     Currently, our foreign currency exchange rate risk is primarily limited to the Canadian Dollar and the Euro. In the future, we believe our foreign currency exchange risk may also include other currencies applicable to certain of our international operations. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates. To hedge our net investment and long-term intercompany payable or receivable balances in foreign operations, we may enter into forward currency exchange contracts. We do not hold or issue derivative financial instruments for trading purposes or for speculative purposes.

     Effective April 1, 2001, in response to a change to the Euro for transaction activity previously conducted in the U.S. dollar by our largest European client, we adopted the Euro as our functional currency for our European operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
PFSWEB, INC. AND SUBSIDIARIES
Independent Auditors' Report................................   45
Report of Independent Public Accountants....................   46
Consolidated Balance Sheets.................................   47
Consolidated Statements of Operations.......................   48
Consolidated Statements of Shareholders' Equity and
  Comprehensive Loss........................................   49
Consolidated Statements of Cash Flows.......................   50
Notes to Consolidated Financial Statements..................   51
BUSINESS SUPPLIES DISTRIBUTORS HOLDINGS, LLC AND
  SUBSIDIARIES
Independent Auditors' Report................................   72
Consolidated Balance Sheet..................................   73
Consolidated Statement of Operations........................   74
Consolidated Statement of Members' Capital and Comprehensive
  Income....................................................   75
Consolidated Statement of Cash Flows........................   76
Notes to Consolidated Financial Statements..................   77
SUPPLEMENTARY DATA
Schedule II -- Valuation and Qualifying Accounts............   91

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of PFSweb, Inc.:

     We have audited the accompanying consolidated balance sheets of PFSweb, Inc. and subsidiaries as of March 31, 2001 and December 31, 2001, and the related consolidated statements of operations, shareholders' equity and comprehensive loss and cash flows for the year ended March 31, 2001 and the nine-month period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule as of March 31, 2001 and December 31, 2001 and for the year ended March 31, 2001 and the nine-month period ended December 31, 2001. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PFSweb, Inc. and subsidiaries as of March 31, 2001 and December 31, 2001, and the results of their operations and their cash flows for the year ended March 31, 2001 and the nine-month period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule as of March 31, 2001 and December 31, 2001 and for the year ended March 31, 2001 and the nine-month period ended December 31, 2001, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                         KPMG LLP

Dallas, Texas
February 15, 2002, except for Note 7 and 9 to which the date is as of March 29, 2002

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of PFSweb, Inc.:

     We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of PFSweb, Inc. (a Delaware corporation) and subsidiaries (see Note 1) for the year ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PFSweb, Inc. and subsidiaries as of March 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

                                                   ARTHUR ANDERSEN LLP

Dallas, Texas,
May 4, 2000

                         PFSWEB, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              MARCH 31,    DECEMBER 31,
                                                                2001           2001
                                                              ---------    ------------
                                        ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 22,266       $ 10,751
  Accounts receivable, net of allowance for doubtful
     accounts of $279 and $254 at March 31, 2001 and
     December 31, 2001, respectively (Note 7)...............     7,294          6,780
  Other receivables.........................................     4,972             92
  Prepaid expenses and other current assets.................     3,144          2,646
                                                              --------       --------
          Total current assets..............................    37,676         20,269
                                                              --------       --------
PROPERTY AND EQUIPMENT, net.................................    20,875         15,329
NOTE RECEIVABLE FROM AFFILIATE (Note 7).....................        --         11,655
OTHER ASSETS (including $2,757 of restricted cash as of
  December 31, 2001)........................................       538          4,340
                                                              --------       --------
          Total assets......................................  $ 59,089       $ 51,593
                                                              ========       ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt and capital lease
     obligations............................................  $    300       $    995
  Trade accounts payable....................................    11,403          2,820
  Accrued compensation payable..............................       734            608
  Accrued expenses..........................................     5,298          4,692
                                                              --------       --------
          Total current liabilities.........................    17,735          9,115
                                                              --------       --------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current
  portion...................................................     2,139          3,663
                                                              --------       --------
OTHER LIABILITIES...........................................     2,214          2,210
                                                              --------       --------
COMMITMENTS AND CONTINGENCIES (Notes 7 and 9)
SHAREHOLDERS' EQUITY:
  Preferred stock, $1.00 par value; 1,000,000 shares
     authorized; none issued and outstanding at March 31,
     2001 and December 31, 2001.............................        --             --
  Common stock, $0.001 par value; 40,000,000 shares
     authorized; 17,907,378 and 18,143,409 shares issued at
     March 31, 2001 and December 31, 2001, respectively;
     17,907,378 and 18,057,109 outstanding at March 31 and
     December 31, 2001, respectively........................        18             18
  Additional paid-in capital................................    50,884         51,942
  Accumulated deficit.......................................   (13,592)       (14,157)
  Accumulated other comprehensive loss......................      (309)        (1,113)
  Treasury stock at cost, 86,300 shares at December 31,
     2001...................................................        --            (85)
                                                              --------       --------
          Total shareholders' equity........................    37,001         36,605
                                                              --------       --------
          Total liabilities and shareholders' equity........  $ 59,089       $ 51,593
                                                              ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         PFSWEB, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          FISCAL YEARS ENDED
                                                              MARCH 31,
                                                          ------------------   NINE MONTHS ENDED
                                                           2000       2001     DECEMBER 31, 2001
                                                          -------   --------   -----------------
REVENUES (Note 5):
  Product revenue.......................................  $57,044   $     --        $    --
  Service fee revenue...................................   30,829     48,258         26,569
  Service fee revenue, affiliate (Note 7)...............       --         --          1,384
  Other revenue.........................................       --      2,097            100
                                                          -------   --------        -------
          Total revenues................................   87,873     50,355         28,053
                                                          -------   --------        -------
COSTS OF REVENUES:
  Cost of product revenue...............................   53,905         --             --
  Cost of service fee revenue...........................   23,475     34,261         17,984
  Cost of other revenue.................................       --      2,470           (627)
                                                          -------   --------        -------
          Total costs of revenues.......................   77,380     36,731         17,357
                                                          -------   --------        -------
          Gross profit..................................   10,493     13,624         10,696
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES............   17,764     25,446         17,117
OTHER (Note 5)..........................................       --         --         (5,141)
                                                          -------   --------        -------
          Loss from operations..........................   (7,271)   (11,822)        (1,280)
INTEREST EXPENSE (INCOME), net..........................      459     (1,091)          (496)
                                                          -------   --------        -------
          Loss before income taxes......................   (7,730)   (10,731)          (784)
INCOME TAX EXPENSE (BENEFIT)............................   (1,791)        25           (219)
                                                          -------   --------        -------
NET LOSS................................................  $(5,939)  $(10,756)       $  (565)
                                                          =======   ========        =======
NET LOSS PER SHARE:
  Basic and diluted.....................................  $ (0.38)  $  (0.60)       $ (0.03)
                                                          =======   ========        =======
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic and diluted.....................................   15,479     17,879         18,036
                                                          =======   ========        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         PFSWEB, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                     ACCUMULATED
                                         COMMON STOCK       ADDITIONAL                 DAISYTEK'S       OTHER
                                      -------------------    PAID-IN     ACCUMULATED   NET EQUITY   COMPREHENSIVE
                                        SHARES     AMOUNT    CAPITAL       DEFICIT     INVESTMENT       LOSS
                                      ----------   ------   ----------   -----------   ----------   -------------
Balance, March 31, 1999.............          --    $--      $    --      $     --      $   712        $  (131)
 Net loss prior to initial public
   offering.........................          --     --           --            --       (3,103)            --
 Contribution of Daisytek's net
   equity investment................          --     --       (2,391)           --        2,391             --
 Net loss subsequent to initial
   public offering..................          --     --           --        (2,836)          --             --
 Issuance of common stock to
   Daisytek.........................  14,305,000     14            6            --           --             --
 Initial public offering, net of
   issuance costs...................   3,565,000      4       53,010            --           --             --
 Stock based compensation expense...          --     --           48            --           --             --
 Other comprehensive loss -- foreign
   currency translation
   adjustment.......................          --     --           --            --           --            (74)
                                      ----------    ---      -------      --------      -------        -------
 Comprehensive loss.................
Balance, March 31, 2000.............  17,870,000    $18      $50,673      $ (2,836)     $    --        $  (205)
 Net loss...........................          --     --           --       (10,756)          --             --
 Reduction in costs of initial
   public offering..................          --     --          148            --           --             --
 Stock based compensation expense...          --     --           38            --           --             --
 Employee stock purchase plan.......      37,378     --           25            --           --             --
 Other comprehensive loss -- foreign
   currency translation
   adjustment.......................          --     --           --            --           --           (104)
                                      ----------    ---      -------      --------      -------        -------
 Comprehensive loss.................
Balance, March 31, 2001.............  17,907,378    $18      $50,884      $(13,592)     $    --        $  (309)
 Net loss...........................          --     --           --          (565)          --             --
 Reduction in costs of initial
   public offering..................          --     --          175            --           --             --
 Purchases of treasury stock........          --     --           --            --           --             --
 Stock based compensation expense...          --     --          704            --           --             --
 Tax benefit from exercise of
   Daisytek stock options...........          --     --           26            --           --             --
 Employee stock purchase plan.......     236,031     --          153            --           --             --
 Other comprehensive loss -- foreign
   currency translation
   adjustment.......................          --     --           --            --           --           (804)
                                      ----------    ---      -------      --------      -------        -------
 Comprehensive loss.................
Balance, December 31, 2001..........  18,143,409    $18      $51,942      $(14,157)     $    --        $(1,113)
                                      ==========    ===      =======      ========      =======        =======


                                       TREASURE STOCK        TOTAL
                                      ----------------   SHAREHOLDERS'   COMPREHENSIVE
                                      SHARES    AMOUNT      EQUITY           LOSS
                                      -------   ------   -------------   -------------
Balance, March 31, 1999.............       --    $ --      $    581
 Net loss prior to initial public
   offering.........................       --      --        (3,103)       $ (3,103)
 Contribution of Daisytek's net
   equity investment................       --      --            --
 Net loss subsequent to initial
   public offering..................       --      --        (2,836)         (2,836)
 Issuance of common stock to
   Daisytek.........................       --      --            20
 Initial public offering, net of
   issuance costs...................       --      --        53,014
 Stock based compensation expense...       --      --            48
 Other comprehensive loss -- foreign
   currency translation
   adjustment.......................       --      --           (74)            (74)
                                      -------    ----      --------        --------
 Comprehensive loss.................                                       $ (6,013)
                                                                           ========
Balance, March 31, 2000.............       --    $ --      $ 47,650
 Net loss...........................       --      --       (10,756)       $(10,756)
 Reduction in costs of initial
   public offering..................       --      --           148
 Stock based compensation expense...       --      --            38
 Employee stock purchase plan.......       --      --            25
 Other comprehensive loss -- foreign
   currency translation
   adjustment.......................       --      --          (104)           (104)
                                      -------    ----      --------        --------
 Comprehensive loss.................                                       $(10,860)
                                                                           ========
Balance, March 31, 2001.............       --    $ --      $ 37,001
 Net loss...........................       --      --          (565)       $   (565)
 Reduction in costs of initial
   public offering..................       --      --           175
 Purchases of treasury stock........   86,300     (85)          (85)
 Stock based compensation expense...       --      --           704
 Tax benefit from exercise of
   Daisytek stock options...........       --      --            26
 Employee stock purchase plan.......       --      --           153
 Other comprehensive loss -- foreign
   currency translation
   adjustment.......................       --      --          (804)           (804)
                                      -------    ----      --------        --------
 Comprehensive loss.................                                       $ (1,369)
                                                                           ========
Balance, December 31, 2001..........   86,300    $(85)     $ 36,605
                                      =======    ====      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         PFSWEB, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                FISCAL YEARS       NINE MONTHS
                                                               ENDED MARCH 31,        ENDED
                                                             -------------------   DECEMBER 31,
                                                               2000       2001         2001
                                                             --------   --------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................................  $ (5,939)  $(10,756)    $   (565)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization.........................     2,373      6,803        4,605
     Provision for doubtful accounts.......................       458      2,203           17
     Deferred income taxes.................................       453        109           --
     Non-cash compensation expense.........................        48         38          704
     Gain on sale of distribution facility.................        --         --       (5,837)
     Changes in operating assets and liabilities:
       Accounts receivables................................     8,324       (607)         524
       Inventories, net....................................    29,856         --           --
       Prepaid expenses and other current assets...........       (55)    (5,423)       5,152
       Accounts payable and accrued expenses...............   (24,954)     8,223       (9,061)
                                                             --------   --------     --------
     Net cash provided by (used in) operating activities...    10,564        590       (4,461)
                                                             --------   --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment......................   (18,521)    (6,309)      (3,237)
  (Increase) decrease in other assets......................     8,358      3,417       (2,757)
  Equity investment in affiliate...........................        --         --         (750)
  Proceeds from sale of distribution facility, net.........        --         --       10,298
  Loan to affiliate........................................        --         --      (11,655)
                                                             --------   --------     --------
     Net cash used in investing activities.................   (10,163)    (2,892)      (8,101)
                                                             --------   --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock to Daisytek.....................        20         --           --
  Net proceeds from initial public offering of common
     stock.................................................    53,014         --           --
  Net proceeds from issuance of common stock...............        --         25          153
  Payment on capital lease obligations.....................       (15)      (242)        (558)
  Proceeds from debt.......................................        --         --        1,529
  Purchases of treasury stock..............................        --         --          (85)
  Decrease in payable to Daisytek..........................   (29,029)        --           --
                                                             --------   --------     --------
     Net cash provided by (used in) financing activities...    23,990       (217)       1,039
                                                             --------   --------     --------
EFFECT OF EXCHANGE RATES ON CASH...........................       (82)      (111)           8
                                                             --------   --------     --------
NET INCREASE (DECREASE) IN CASH............................    24,309     (2,630)     (11,515)
CASH AND CASH EQUIVALENTS, beginning of period.............       587     24,896       22,266
                                                             --------   --------     --------
CASH AND CASH EQUIVALENTS, end of period...................  $ 24,896   $ 22,266     $ 10,751
                                                             ========   ========     ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Non-cash investing and financing activities:
  Fixed assets acquired under capital leases...............  $  2,696   $     --     $  2,777
                                                             ========   ========     ========
  Governmental grant receivable for capital expenditures
     (Note 2)..............................................  $     --   $  1,564     $     --
                                                             ========   ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         PFSWEB, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  OVERVIEW AND BASIS OF PRESENTATION

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

     PFSweb is an international provider of integrated business process outsourcing services to major brand name companies seeking to maximize their supply chain efficiencies and to extend their traditional and e-commerce initiatives in the United States, Canada, and Europe. The Company offers such services as professional consulting, technology collaboration, managed hosting and creative web development, order management, web-enabled customer contact centers, customer relationship management, financial services including billing and collection services, information management, option kitting and assembly services, and international fulfillment and distribution services.

     For all periods prior to the Spin-off, the accompanying consolidated financial statements are presented on a carve-out basis and reflect the consolidated historical results of operations, financial position and cash flows of the Company. For all periods prior to the nine month period ended December 31, 2001, certain expenses reflected in the consolidated financial statements include an allocation of certain Daisytek corporate expenses and infrastructure costs (see Note 5). Management believes that the methods used to allocate expenses are reasonable, although the cost of services could be higher if obtained from other sources. In addition, certain service fee revenue and cost of service fee revenue have been reflected by PFSweb for services subcontracted to PFSweb by Daisytek. The service fee revenue, cost of service fee revenue and allocated expenses have been reflected on bases that Daisytek and PFSweb consider to be a reasonable reflection of the services provided and revenue earned by PFSweb and the utilization of services provided by Daisytek and the benefit received by PFSweb. The financial information included herein may not reflect the consolidated financial position, operating results, shareholders' equity and cash flows of PFSweb in the future or what it would have been had PFSweb been a separate, stand-alone entity during the periods presented.

     In June 2001, the Company changed its fiscal year from March 31 to December
31. Consequently, the most recent fiscal period is a nine month transition period ended December 31, 2001.

2.  SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

     Prior to the Offering, the financial position, results of operations and cash flows of PFS were referred to as the combined financial statements of PFSweb. Subsequent to the Offering and for all periods presented herein, the financial position, results of operations and cash flows of the Company are referred to as the consolidated

                         PFSWEB, INC. AND SUBSIDIARIES
financial statements of PFSweb, Inc. and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

  INVESTMENT IN AFFILIATE

     During the nine month period ended December 31, 2001, the Company made a 49% investment in Business Supplies Distributors Holdings, LLC, ("Holdings") an affiliate (see Note 7). The Company records its interest in Holdings' net income, which is allocated and distributed to the owners pursuant to the terms of Holdings' operating agreement, under the modified equity method, which results in the Company recording its allocated earnings of Holdings or 100% of Holdings' losses.

     In addition to the equity investment, the Company loaned a subsidiary of this affiliate $11.7 million in the form of a Subordinated Demand Note (the "Note"). The Note can be decreased to $6.5 million subject to Holdings' compliance with the covenants of its senior loan facilities, as amended. Management believes that the Note, which is due on demand, will not be repaid in its entirety within the upcoming year and has therefore classified the entire balance as long-term.

  USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. The allocation of certain expenses and the determination of costs applicable to client terminations (see Notes 1 and 5) in these consolidated financial statements also required management estimates and assumptions. Actual results could differ from those estimates.

  REVENUE AND COST RECOGNITION

     For fiscal 2000, the Company recognized product revenue and cost of product revenue upon shipment of product to customers and provided for estimated returns and allowances. The Company's service fee revenues primarily relate to its (1) distribution services and (2) order management/customer care services.

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

     The Company also performs billing services and information management services for its clients. Billing services and information management services are typically not billed separately to clients because the activities are continually performed, and the costs are insignificant and are generally covered by other fees described above. Therefore, any revenue attributable to these services is often included in the distribution or

                         PFSWEB, INC. AND SUBSIDIARIES
order management fees which are recognized as services are performed. The service fee revenue associated with these activities are currently not significant and are incidental to the above-mentioned services.

     The Company recognizes revenue, and records trade accounts receivables, pursuant to the methods described above when collectibility is reasonably assured. Collectibility is evaluated on an individual customer basis taking into consideration historical payment trends, current financial position, results of independent credit evaluations and payment terms.

     Other revenue of $2.1 million and $0.1 million for fiscal 2001 and the nine months ended December 31, 2001, respectively, represents the fees charged to clients in conjunction with the early termination of certain contracts. Cost of other revenue for fiscal 2001 includes approximately $0.4 million of employee severance costs, approximately $0.5 million of asset impairments from fixed assets which were specific to terminated contracts and provided no further value to PFSweb, and approximately $1.6 million of certain uncollectible amounts receivable from, and liabilities applicable to, clients who terminated contracts. Cost of other revenue for the nine months ended December 31, 2001 of $0.6 million reflects the benefit associated with the reversal of accruals made in the prior year for estimated client terminations costs that were determined this period to be in excess of actual costs incurred.

     The Company primarily performs its services under two to three year contracts that can be terminated by either party. In conjunction with these long-term contracts the Company generally receives start-up fees to cover its implementation costs, including certain technology infrastructure and development costs. The Company defers the fees received, and the related costs, and amortizes them over the life of the contract. The amortization of deferred revenue is included as a component of service fee revenue. The amortization of deferred implementation costs is included as a cost of service fee revenue. To the extent implementation costs exceed the fees received, excess costs are expensed as incurred. The following summarizes the deferred implementation costs and revenues (in thousands):

                                                         MARCH 31, 2001   DECEMBER 31, 2001
                                                         --------------   -----------------
Deferred implementation costs
  Current..............................................      $  518            $  845
  Non-current..........................................         434               655
                                                             ------            ------
                                                             $  952            $1,500
                                                             ======            ======
Deferred implementation revenues
  Current..............................................       1,283             1,434
  Non-current..........................................         974               988
                                                             ------            ------
                                                             $2,257            $2,422
                                                             ======            ======

     Current and non-current deferred implementation costs are a component of prepaid expenses and other assets, respectively. Current and non-current deferred implementation revenues are a component of accrued expenses and other liabilities, respectively.

     Certain contracts involve third-party vendors who provide services such as package delivery. The costs incurred by the Company related to such third-party services are reimbursed at cost by its clients and are not reflected in revenue or expense.

  CONCENTRATION OF BUSINESS AND CREDIT RISK

     All of the Company's product revenue for fiscal 2000 was generated by sales of product purchased under master distributor agreements with one supplier. Product and service fee revenue from Daisytek accounted for approximately 22%, 55% and 34% of the Company's total revenues for fiscal years 2000 and 2001, and the nine

                         PFSWEB, INC. AND SUBSIDIARIES
month period ended December 31, 2001, respectively. The Company had one other client which accounted for approximately 19% of the Company's revenue for the nine-month period ended December 31, 2001. For the nine month period ended December 31, 2001, excluding Daisytek, two clients accounted for approximately 43% of the Company's revenue. As of March 31, 2001, Daisytek and one other customer accounted for approximately 55% of accounts receivable. As of December 31, 2001, two customers accounted for approximately 34% of accounts receivable, of which 12% is due from an affiliate (see Note 7).

  RECLASSIFICATIONS

     Certain prior year data have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income or shareholders' equity.

  CASH AND CASH EQUIVALENTS

     Cash equivalents are defined as short-term highly liquid investments with original maturities of three months or less.

  RESTRICTED CASH

     In conjunction with certain long-term debt and leases, as of December 31, 2001, the Company had approximately $2.8 million of cash restricted as collateral for of a letter of credit that secures these debt and lease obligations. The letter of credit expires in July, 2004.

  OTHER RECEIVABLES AND LIABILITIES

     As of March 31, 2001, other receivables includes the following items applicable to the Company's European operations (in thousands):

                                                              MARCH 31,
                                                                2001
                                                              ---------
Note........................................................   $1,132
Value added tax.............................................    2,276
Governmental grant..........................................    1,564
                                                               ------
                                                               $4,972
                                                               ======

     The note receivable amount represented the remaining balance of a $1.7 million contract termination fee which was collected in full during the nine months ended December 31, 2001. Value Added Tax ("VAT") receivables represent amounts due from European governments for refundable VAT payments made in the ordinary course of business. The Company received approximately $2.2 million, net, associated with VAT in the nine months ended December 31, 2001. The governmental grant relates to investments made by the Company in fixed assets in its Belgium operation. The grant was fully collected as of December 31, 2001.

     At establishment, the total grant of approximately $1.6 million was deferred and is being recognized as a reduction in depreciation expense over the same period over which the related fixed assets are being depreciated. A deferred credit of $1.1 million and $1.0 million as of March 31, 2001 and December 31, 2001, respectively, is included in other liabilities in the accompanying consolidated balance sheets and represents the unamortized portion of the grant. For fiscal 2001 and the nine months ended December 31, 2001, approximately $0.2 million and $0.1 million, respectively, was recognized as a reduction of depreciation expense. The grant was earned by the Company upon the achievement of certain minimum capital expenditure requirements. Realization of the entire gain requires the Company to maintain a certain minimum workforce through December 2004. The Company's management believes that the likelihood that it would be required to refund this grant is remote.

                         PFSWEB, INC. AND SUBSIDIARIES

  PROPERTY AND EQUIPMENT

     The components of property and equipment as of March 31, 2001 and December 31, 2001 are as follows (in thousands):

                                                    MARCH 31,   DEC. 31,
                                                      2001        2001     DEPRECIABLE LIFE
                                                    ---------   --------   ----------------
Furniture and fixtures............................   $13,882    $  7,725      5-9 years
Computer equipment................................     4,714       5,638      3-7 years
Leasehold improvements............................     3,554       3,761      2-9 years
Purchased and Capitalized software costs..........     6,968       8,482      1-3 years
Other.............................................       251         206      3-7 years
                                                     -------    --------
                                                      29,369      25,812
  Less-accumulated depreciation and
     amortization.................................    (8,494)    (10,483)
                                                     -------    --------
     Property and equipment, net..................   $20,875    $ 15,329
                                                     =======    ========

     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the useful life of the related asset or the remaining lease term.

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value would be determined using appraisals, discounted cash flow analysis or similar valuation techniques. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

     For the Company's European operations, the U.S. dollar was the functional currency through March 31, 2001. Through this date, monetary assets and liabilities were translated at the rates of exchange on the balance sheet date and certain assets (notably property and equipment) were translated at historical rates. Income and expense items were translated at average rates of exchange for the period except for those items of expense, which related to asset amortization, which were translated at historical rates. The gains and losses from translation related to this subsidiary were included in net income through March 31, 2001.

     Effective April 1, 2001, in response to a change to the Euro for transaction activity previously conducted in the U.S. dollar by the Company's largest European client, the Company adopted the Euro as its functional currency for its European operations. As a result, beginning April 1, 2001, all assets and liabilities are translated at exchange rates in effect at the end of the period, and income and expense items are translated at the average exchange rates for the period. Translation adjustments are reported as a separate component of shareholders' equity.

     Gains and losses from foreign currency transactions are included in net income.

                         PFSWEB, INC. AND SUBSIDIARIES

  STOCK BASED COMPENSATION

     The Company accounts for stock options using the intrinsic-value method as outlined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation and Interpretation of APB No. 25, issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

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

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of our financial instruments, which include cash and cash equivalents, accounts receivable, note receivable, accounts payable, long-term debt and capital lease obligations, approximate their fair values based on short terms to maturity or current market prices and interest rates.

  COMPREHENSIVE LOSS

     Comprehensive loss is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss consists of net loss and foreign currency translation adjustments.

  NET LOSS PER COMMON SHARE

     Prior to the Offering, which was consummated in fiscal 2000, basic and diluted net loss per share attributable to PFSweb was determined based on net loss divided by the 14,305,000 shares of PFSweb, Inc. (see Note 1) outstanding. There were no potentially dilutive securities outstanding during the periods presented prior to the Offering. For fiscal years 2000 and 2001 and the nine-month period ended December 31, 2001 outstanding options to purchase common shares of PFSweb were anti-dilutive and have been excluded from the weighted average share computation. There are no other potentially dilutive securities outstanding.

  CASH PAID DURING YEAR

     The Company made payments for interest of approximately $3,514,000, $194,000 and $238,000 and income taxes of approximately $6,000, $164,000 and $94,000 during fiscal 2000 and 2001 and the nine-month period ended December 31, 2001, respectively (see Notes 5 and 8).

3.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     During the nine months ended December 31, 2001, the Company entered into a Term Lease Master Agreement with IBM Credit Corporation ("Master Agreement") which provides for leasing or financing

                         PFSWEB, INC. AND SUBSIDIARIES
transactions of equipment with terms of 3 to 5 years. The leasing transactions are secured by the related equipment. The leasing and financing transactions are secured by a letter of credit (see Note 2). Financing transactions under the Master Agreement during the nine months ended December 31, 2001 totaled $1.5 million and carried interest rates ranging from 6.2% to 7.0%. The aggregate maturities of long-term debt subsequent to December 31, 2001 are as follows.

Fiscal year ended December 31,
2002........................................................   $  293
2003........................................................      306
2004........................................................      324
2005........................................................      320
2006........................................................      177
Thereafter..................................................       --
                                                               ------
Total long-term debt payments...............................   $1,420
                                                               ======

     The Company has certain non-cancelable capital lease agreements including those under the Master Agreement, primarily involving warehouse and computer equipment.

     The Company's property held under capital leases, included in furniture and fixtures amounted to approximately $2.3 million and $2.9 million, net of accumulated amortization of approximately $0.4 million and $1.0 million at March 31, 2001 and December 31, 2001, respectively.

     The following is a schedule of future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 2001 (in thousands):

Fiscal year ended December 31,
2002........................................................   $  945
2003........................................................      942
2004........................................................      619
2005........................................................      466
2006........................................................      443
Thereafter..................................................      602
                                                               ------
Total minimum lease payments................................   $4,017
Less: Amount representing interest at rates ranging from
  6.5% to 9.2%..............................................     (779)
                                                               ------
Present value of net minimum lease payments.................    3,238
Less: Current portion.......................................     (702)
                                                               ------
Long-term capital lease obligations.........................   $2,536
                                                               ======

4.  STOCK AND STOCK OPTIONS

  TREASURY STOCK

     On August 13, 2001, the Company announced that its Board of Directors had authorized the repurchase of up to two million shares of the Company's common stock. As of December 31, 2001, the Company had purchased 86,300 shares of common stock.

                         PFSWEB, INC. AND SUBSIDIARIES

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

  EMPLOYEE STOCK PURCHASE PLAN

     On September 15, 2000, PFSweb shareholders adopted the PFSweb Employee Stock Purchase Plan (the "Stock Purchase Plan") which is qualified under Section 423 of the Internal Revenue Code of 1986, to provide employees of PFSweb an opportunity to acquire a proprietary interest in the Company. The Stock Purchase Plan provides for acquisition of PFSweb common stock at a 15% discount to the market value. The Stock Purchase Plan permits each U.S. employee who has completed ninety days of service to elect to participate in the plan. Eligible employees may elect to contribute up to 10 percent of their compensation with after-tax dollars up to a maximum annual contribution of $21,250. The Company has reserved 2,000,000 shares of its common stock under the Stock Purchase Plan, as amended. The Stock Purchase Plan became effective for eligible employees in September 2000. During fiscal 2001 and the nine-month period ended December 31, 2001, 37,378 and 236,031 shares were issued under the Stock Purchase Plan, respectively.

  STOCK OPTIONS AND STOCK OPTION PLANS

  Spin-off

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

     Substantially all of the other terms and conditions of each substitute stock option, including the time or times when, and the manner in which, each option is exercisable, the duration of the exercise period, the permitted method of exercise, settlement and payment, the rules that will apply in the event of the termination of employment of the employee, the events, if any, that may give rise to an employee's right to accelerate the

                         PFSWEB, INC. AND SUBSIDIARIES
vesting or the time or exercise thereof and the vesting provisions, are the same as those of the replaced Daisytek stock option, except that option holders who are employed by one company will be permitted to exercise, and will be subject to all of the terms and provisions of, options to acquire shares in the other company as if such holder was an employee of such other company.

     As a result of the stock option replacement process described above, in conjunction with the Spin-off on July 6, 2000, 3,479,697 non-plan PFSweb stock options (the "PFSweb Non-plan") were issued to PFSweb and Daisytek officers, directors and employees.

  Offer to Exchange

     On April 30, 2001, the Company filed a Tender Offer Statement on Schedule TO (the "Schedule TO") relating to the Company's offer to exchange certain PFSweb Plan and Non-plan options to purchase shares of its common stock held by certain PFSweb officers, directors and employees for new options to purchase shares of its common stock at a per share price equal to the fair market value of one share of its common stock on the date of issuance, which occurred on December 5, 2001, upon the terms and subject to the conditions in the Offer to Exchange (the "Offer") dated April 30, 2001. On May 29, 2001, the Offer expired and the Company accepted for exchange options to purchase 3,753,044 shares of common stock, 2,663,544 of which were PFSweb Non-plan options and 1,089,500 were PFSweb Plan options. On May 29, 2001, the Company also repriced and fully vested 105,000 options issued under the PFSweb Plans and 698,860 PFSweb Non-plan options held by Daisytek officers, directors and employees and non-employees which resulted in a non-cash stock compensation charge of approximately $0.7 million.

     Pursuant to the terms of the Offer, on December 5, 2001, the Company granted 3,184,963 options to officers, directors and employees of PFSweb, 2,462,614 of which were issued as PFSweb Plan options and 722,349 were issued as Non-plan options. At issuance, pursuant to terms of the Offer, 658,000 of the PFSweb Plan options and 293,000 of the Non-plan options were 75% vested on the date of issuance with the remaining 25% vesting quarterly over one year and 1,804,614 of the PFSweb Plan options and 429,349 of the Non-plan options vest quarterly over one year.

  PFSweb Plan Options

     PFSweb has authorized 6,000,000 shares of common stock for issuance under two 1999 stock option plans and 35,000 shares for issuance under a stock option agreement (the "PFSweb Plans"). The PFSweb Plans provide for the granting of incentive awards in the form of stock options to directors, executive management, key employees, and outside consultants of PFSweb. The right to purchase shares under the employee stock option agreements typically vest over a three-year period. Stock options must be exercised within 10 years from the date of grant. Stock options are generally issued at fair market value. The Company recorded stock based compensation expense of $48,000, $38,000 and $7,000 in fiscal 2000 and 2001, and the nine month period ended December 31, 2001, respectively, in connection with stock options to purchase an aggregate of 72,500 shares issued under the PFSweb Plans to non-employees. At December 31, 2001 there is no unamortized stock based compensation expense.

     As of December 31, 2001 there were 2,438,631 shares available for future options under the PFSweb Plans.

                         PFSWEB, INC. AND SUBSIDIARIES

     The following table summarizes stock option activity under the PFSweb
Plans:

                                                                            WEIGHTED AVERAGE
                                               SHARES     PRICE PER SHARE    EXERCISE PRICE
                                             ----------   ---------------   ----------------
Outstanding, March 31, 1999................          --    $          --         $   --
  Granted..................................   1,425,000    $10.45-$17.00         $10.69
  Exercised................................          --    $          --         $   --
  Canceled.................................     (63,500)   $10.45-$13.00         $10.77
                                             ----------
Outstanding, March 31, 2000................   1,361,500    $10.45-$17.00         $10.69
  Granted..................................   1,238,700    $ 1.16-$11.75         $ 2.01
  Exercised................................          --    $          --         $   --
  Canceled.................................    (240,850)   $ 1.44-$17.00         $ 6.73
                                             ----------
Outstanding, March 31, 2001................   2,359,350    $ 1.16-$17.00         $ 6.54
  Granted..................................   2,507,819    $ 0.60-$ 1.20         $ 0.91
  Exercised................................          --    $          --         $   --
  Canceled.................................  (1,270,800)   $ 1.92-$17.00         $ 9.84
                                             ----------
Outstanding, December 31, 2001.............   3,596,369    $ 0.60-$16.00         $ 1.27
                                             ==========

     PFSweb Plan options granted prior to the Spin-off and not included in the Offer, referred to above, vest one-third on the anniversary of the date of grant and one-twelfth each quarter thereafter. PFSweb Plan options granted after the Spin-off, excluding those issued pursuant to the Offer, vest one-twelfth each quarter. As of March 31, 2001 and December 31, 2001, 963,520 and 1,092,419
options were exercisable. The weighted average fair value of options granted during fiscal 2000 and 2001 and the nine month period ended December 31, 2001 were $5.50, $1.67, and $0.76 respectively.

     The following table summarizes information concerning currently outstanding and exercisable PFSweb stock options issued under the PFSweb Plans to PFSweb officers, directors and employees as of December 31, 2001:

                          OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
-----------------------------------------------------------------------   ----------------------------------
                                          WEIGHTED
                                          AVERAGE           WEIGHTED                             WEIGHTED
   RANGE OF       OUTSTANDING AS OF      REMAINING          AVERAGE       EXERCISABLE AS OF      AVERAGE
EXERCISE PRICES   DECEMBER 31, 2001   CONTRACTUAL LIFE   EXERCISE PRICE   DECEMBER 31, 2001   EXERCISE PRICE
---------------   -----------------   ----------------   --------------   -----------------   --------------
 $ 0.60-$ 2.69        3,571,369             9.5              $ 1.20           1,073,834           $ 1.41
 $10.45-$16.00           25,000             7.5              $10.67              18,585           $10.62
                      ---------                                               ---------
                      3,596,369             9.5              $ 1.27           1,092,419           $ 1.57
                      =========                                               =========

  PFSweb Non-plan Options

     As of December 31, 2001, 1,431,503 PFSweb Non-plan options were outstanding, of which 747,172 were held by PFSweb officers, directors and employees and 684,331 were held by Daisytek officers, directors and employees.

                         PFSWEB, INC. AND SUBSIDIARIES

     The following table summarizes stock option activity under the PFSweb Non-plan:

                                                                              WEIGHTED AVERAGE
                                                 SHARES     PRICE PER SHARE    EXERCISE PRICE
                                               ----------   ---------------   ----------------
Outstanding, March 31, 2000..................          --    $          --         $  --
  Granted....................................   3,479,697    $ 4.22-$10.58         $7.26
  Exercised..................................          --    $          --         $  --
  Canceled...................................     (82,852)   $ 4.51-$10.58         $7.91
                                               ----------
Outstanding, March 31, 2001..................   3,396,845    $ 4.22-$10.58         $7.25
  Granted....................................     757,349    $  0.91-$1.17         $0.92
  Exercised..................................          --    $          --         $  --
  Canceled...................................  (2,722,691)   $ 1.17-$10.58         $6.87
                                               ----------
Outstanding, December 31, 2001...............   1,431,503    $ 0.91-$10.58         $1.15
                                               ==========

     The weighted average fair values of options granted during fiscal 2001 and nine months ended December 31, 2001 were $5.95 and $0.77, respectively. As of March 31, 2001 and December 31, 2001, 1,895,773 and 918,106 of options outstanding were exercisable, respectively. The remaining options will become exercisable over the next year.

     The following table summarizes information concerning PFSweb Non-plan options outstanding and exercisable as of December 31, 2001:

                         OPTIONS OUTSTANDING
----------------------------------------------------------------------          OPTIONS EXERCISABLE
                                         WEIGHTED                        ----------------------------------
                 OUTSTANDING AS OF       AVERAGE           WEIGHTED      EXERCISABLE AS OF      WEIGHTED
   RANGE OF        DECEMBER 31,         REMAINING          AVERAGE         DECEMBER 31,         AVERAGE
EXERCISE PRICES        2001          CONTRACTUAL LIFE   EXERCISE PRICE         2001          EXERCISE PRICE
---------------  -----------------   ----------------   --------------   -----------------   --------------
 $0.91-$ 1.17        1,406,680             8.3              $ 1.04             904,092           $ 1.11
 $5.78-$10.58           24,823             7.1              $ 7.36              14,014           $ 7.51
                     ---------                                               ---------
                     1,431,503             8.3              $ 1.15             918,106           $ 1.20
                     =========                                               =========

     Had compensation expense for the PFSweb Plans and Non-plan and the Daisytek Plans applicable to the Company's employees been determined based upon the fair value at the grant date for awards consistent with the methodology prescribed by SFAS 123, the Company's consolidated pretax loss would have increased by approximately $5,352,000 and $3,766,000 in fiscal 2000 and 2001, respectively, and would have resulted in a net loss per share of ($0.73) and ($0.81) in fiscal 2000 and 2001, respectively. For the nine months ended December 31, 2001, the Company's pretax loss would have decreased by $2,650,000 and would have resulted in a net income per share of $0.12. These pro forma effects may not be representative of expense in future periods since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period. Options issued under the Daisytek Plans prior to April 1, 1995, were excluded from the computation.

                         PFSWEB, INC. AND SUBSIDIARIES

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants of PFSweb options to PFSweb officers, directors, and employees under the PFSweb Plans:

                                  FISCAL YEARS ENDED MARCH 31,    NINE MONTH PERIOD
                                 ------------------------------   ENDED DECEMBER 31,
                                     2000             2001               2001
                                 -------------   --------------   ------------------
Expected dividend yield........       --               --                --
Expected stock price
  volatility...................  45.00%-84.23%   98.37%-128.38%    117.27%-126.08%
Risk-free interest rate........    5.5%-6.2%       5.8%-6.3%          4.6%-5.3%
Expected life of options
  (years)......................        6               5                  5

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

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants of PFSweb options to PFSweb officers, directors, and employees and a Daisytek director under the PFSweb Non-Plan during fiscal the nine months ended December 31, 2001: no dividends; expected volatility between 117.27% and 124.12%, risk-free interest rate ranging between 4.9% and 5.5%, and expected life of 5 years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants of Daisytek options to PFSweb employees under the Daisytek Plans during fiscal 2000: no dividends; expected volatility between 49.37% and 50.02%; risk-free interest rate ranging between 5.7% and 6.0%; and expected life of 6 years. No options were granted to PFSweb officers, directors or employees under the Daisytek Plans during fiscal 2001 or the nine-month period ended December 31, 2001.

     On January 25, 2002, the Company issued 970,000 options to purchase shares of common stock at $0.84, from the PFSweb Plans to officers, directors and employees of PFSweb and certain non-employees, recording a non-cash stock compensation charge of approximately $24,000.

5.  TRANSACTIONS WITH DAISYTEK

     Prior to the Offering, monies advanced by Daisytek were used to fund the Company's operations, working capital requirements and certain investment activities. Interest expense charged by Daisytek was based on its weighted average interest rates of 6.7% for fiscal 2000 and approximated $1.7 million.

     During fiscal 2000, PFSweb used a portion of the proceeds from the Offering to repay its payable to Daisytek. Following the completion of the Offering, Daisytek is prohibited from advancing funds to PFSweb, except in the normal course of business, and PFSweb is restricted from borrowing from Daisytek.

     As of March 31, 2001 the Company had payables to Daisytek of approximately $7.2 million and receivables from Daisytek of $3.1 million. As of December 31, 2001, the Company had receivables from Daisytek of $0.1 million.

     The Company's product revenue from sales to Daisytek was $7.2 million in fiscal year 2000.

     In fiscal years 2000 and 2001, the Company's costs and expenses include allocations from Daisytek for certain general administrative services including information technology, financial, treasury, legal, insurance and other corporate functions as well as certain costs of operations including facility charges. These allocations were estimated on bases that Daisytek and the Company consider to be a reasonable reflection of the

                         PFSWEB, INC. AND SUBSIDIARIES
utilization of services provided or the benefit received by the Company. The methods used for allocation of expenses from Daisytek were either (i) percentage of: revenue, shipped orders, or number of employees, or (ii) management's best estimate. However, these allocations of costs and expenses do not necessarily indicate the costs and expenses that would have been or will be incurred by the Company on a stand-alone basis. Management estimates that incremental selling, general and administrative expenses associated with PFSweb operating as a stand-alone publicly traded company, including executive management, overhead and public company costs, insurance and risk management costs, and other costs would have been approximately $2.0 million for fiscal year 2000, $0.2 million for fiscal year 2001 and zero for the nine month period ended December 31, 2001.

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

     On May 25, 2001, the Company completed the sale of certain assets to Daisytek pursuant to an Asset Purchase Agreement (the "Purchase Agreement") (See Notes 6 and 7). The Purchase Agreement included a termination by the Company and Daisytek of certain transaction management services agreements previously entered into between the Company and Daisytek and a Daisytek subsidiary. Concurrently with the closing of the asset sale, the Company and Daisytek also entered into a six-month transition services agreement under which the Company provided Daisytek with certain transitional and information technology services that expired in November 2001.

     Through September 2001, the consolidated financial statements include service fee revenues and cost of service fee revenues for certain services subcontracted to PFSweb by Daisytek under Daisytek's contractual agreements.

     Service fee revenues charged to Daisytek under (i) the IBM Master Distributor Agreements, entered into during the quarter ended September 30, 1999, (ii) terms of the transaction management services agreement with Daisytek,
(iii) for certain subcontracted services, and (iv) for certain transaction and information technology services, were $12.1 million, $27.6 million and $9.6 million for fiscal 2000 and 2001, and the nine-month period ended December 31, 2001, respectively.

     As of December 31, 2001, the Company is not party to any agreement to provide services for Daisytek.

6.  DISPOSITION OF ASSETS

     On May 25, 2001, the Company completed the sale of certain assets to Daisytek pursuant to the Purchase Agreement. Under the Purchase Agreement, the Company transferred and sold to Daisytek certain distribution and fulfillment assets, including equipment and fixtures, that were previously used by the Company to provide outsourcing services to Daisytek. Daisytek also assumed certain related equipment leases and a warehouse lease and hired certain employees who were associated with the warehouse facility. The consideration payable under the Purchase Agreement of $11.0 million included a termination by the Company and Daisytek of certain transaction management services agreements previously entered into between the Company and Daisytek and a Daisytek subsidiary. Proceeds of $10.9 million were received for assets with an approximately $4.5 million net book value with a resulting $5.8 million gain, after closing costs of $0.6 million. Concurrently with the closing of the asset sale, the Company and Daisytek also entered into a six-month

                         PFSWEB, INC. AND SUBSIDIARIES
transition services agreement under which the Company provided Daisytek with certain transitional and information technology services.

     Pro forma revenues and pro forma loss from operations for fiscal 2001, assuming the transaction had occurred in April 2000, would have been $29.5 million and ($18.9) million, respectively. Pro forma revenues and pro forma loss from operations for the nine months ended December 31, 2001, had the transaction occurred on April 2000, would have been $22.0 million and ($10.4) million, respectively. The pro forma data do not give effect to any fees earned by PFSweb for services provided to Daisytek under a six-month transition services agreement entered into on May 25, 2001 or the effect of the $5.8 million gain on the sale of the assets. Additionally, these pro forma adjustments do not consider certain infrastructure costs, such as operating costs associated with the information technology function, salaries of certain management and personnel, telephone and lease costs, and depreciation expense which supported this business but that will continue in the future. Because these ongoing costs were not considered, the pro forma adjustments to the loss from operations are not indicative of the overall margin earned under these transaction management services agreements.

7.  SUPPLIES DISTRIBUTORS AND OTHER RELATED PARTIES

  SUPPLIES DISTRIBUTORS

     The Company, Business Supplies Distributors (a Daisytek subsidiary -- "BSD"), Daisytek and IBM were parties to various Master Distributor Agreements which had various scheduled expiration dates through September 2001. Under these agreements, BSD and its affiliates Business Supplies Distributors Europe B.V. ("BSD Europe"), a Daisytek subsidiary, and BSD (Canada) Inc., a Daisytek subsidiary ("BSD Canada" and together with BSD and BSD Europe, the "BSD Companies"), acted as master distributors of various IBM products, Daisytek provided financing and credit support to the BSD Companies and the Company provided transaction management and fulfillment services to the BSD Companies.

     On June 8, 2001, Daisytek notified the Company and IBM that it did not intend to renew these agreements upon their scheduled expiration dates. In July 2001, the Company and Inventory Financing Partners, LLC ("IFP") formed Holdings, and Holdings formed a wholly-owned subsidiary, Supplies Distributors ("Supplies Distributors"). Concurrently, Supplies Distributors formed its wholly-owned subsidiaries Supplies Distributors of Canada, Inc. ("SDC") and Supplies Distributors S.A. ("SDSA"), a Belgium corporation. Supplies Distributors, SDSA, the Company and IBM entered into new Master Distributor Agreements to replace the prior agreements. Under these agreements, Supplies Distributors and SDSA act as master distributors of various IBM products and, pursuant to a transaction management services agreement between the Company and Supplies Distributors, the Company provides transaction management and fulfillment services to Supplies Distributors.

     The Company made an equity investment of $0.75 million in Holdings, which is included in other assets in the accompanying consolidated financial statements, for a 49% voting interest, and IFP made an equity investment of $0.25 million in Holdings for a 51% voting interest. Certain officers and directors of the Company own, individually, a 9.8% non-voting interest, and, collectively, a 49% non-voting interest, in IFP. In addition to its equity investment in Holdings, the Company has also provided Supplies Distributors with a subordinated loan, evidenced by the Note which, as of December 31, 2001, had an outstanding balance of $11.7 million. The Note, which is classified as a note receivable from affiliate, accrues interest at a fluctuating rate per annum equal to the Company's cost of funds, as determined by the Company. For the period ended December 31, 2001, the Company charged interest at 10% and earned $0.3 million associated with the Note.

     On September 26, 2001, Supplies Distributors purchased all of the stock of the BSD Companies for a purchase price of $923,000. On September 27, 2001, Supplies Distributors entered into short-term credit facilities with IBM Credit Corporation ("IBM Credit") and IBM Belgium Financial Services S.A. ("IBM Belgium") for the purpose of financing its distribution of IBM products. The facilities, which at inception

                         PFSWEB, INC. AND SUBSIDIARIES
included $40 million for the U.S. operations and 20 million Euros (approximately $18 million) for the European operations, were subsequently increased to $45 million and 27 million Euros (approximately $24 million), respectively, and extended through March 25, 2002.

     On March 29, 2002, Supplies Distributors entered into amended credit facilities with IBM Credit and SDSA and BSD Europe entered into amended credit facilities with IBM Belgium. The asset based credit facility with IBM Credit provides financing for purchasing IBM inventory up to $32.5 million through June 30, 2002 and $27.5 million from July 1, 2002 through its expiration on March 29, 2003. The asset based credit facility with IBM Belgium provides up to 27 million Euros (approximately $24.3 million) in financing for purchasing IBM inventory through June 30, 2002 and 22 million Euros (approximately $19.8 million) thereafter. The IBM Belgium facility remains in force until not less than 60 days written notice by any party, but no sooner than March 29, 2003. These credit facilities contain cross default provisions and various restrictions upon the ability of Holdings, Supplies Distributors, SDSA and BSD Europe to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, the Company is required to maintain a subordinated loan to Supplies Distributors of no less than $6.5 million and shareholders' equity of at least $25.0 million.

     Concurrent with these amended agreements, Supplies Distributors entered into a loan and security agreement with Congress Financial Corporation (Southwest) ("Congress") to provide financing for up to $25 million of eligible accounts receivables in the U.S. and Canada. The Congress facility expires on the earlier of three years or the date on which the parties to the IBM Master Distributor Agreement shall no longer operate under the terms of such agreement and/or IBM no longer supplies products pursuant to such agreement. Borrowings under the Congress facility accrue interest at prime rate plus 0.25% or Eurodollar rate plus 3.0% or on an adjusted basis, as defined. In Europe, SDSA entered into a two year factoring agreement with Fortis Commercial Finance N.V. ("Fortis") to provide factoring for up to 10 million Euros (approximately $9 million) of eligible accounts receivables. Borrowings under this agreement accrue interest at 8.5%, or on an adjusted basis as defined. These credit facilities contain cross default provisions and various restrictions upon the ability of Holdings, Supplies Distributors and SDSA to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, the Company is required to maintain a subordinated loan to Supplies Distributors of no less than $6.5 million and restricted cash of less than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure.

     The Company has provided a collateralized guaranty to secure the repayment of these credit facilities (see Note 9).

     Pursuant to the terms of the Company's transaction management services agreement with Supplies Distributors, the Company earned service fees, which are reported as service fee revenue -- affiliate in the accompanying consolidated financial statements, of approximately $1.4 million for the nine months ended December 31, 2001. For the nine months ended December 31, 2001, PFSweb fees earned from BSD (the Daisytek subsidiary and predecessor to Supplies Distributors) were $3.6 million. For the nine months ended December 31, 2000, prior to becoming a related party, service fees earned by PFSweb from BSD, associated with the same business activities, were $4.6 million. As of December 31, 2001, the Company has trade accounts receivables of $0.9 million due from Supplies Distributors.

                         PFSWEB, INC. AND SUBSIDIARIES

     Pursuant to Holdings' operating agreement, Holdings allocates its earning and distributes its cash flow, as defined, in the following order of priority: first, to IFP until it has received a one-time amount equal to its capital contribution of $0.25 million; second, to IFP until it has received an amount equal to a 35% cumulative annual return on its capital contribution; third, to PFSweb until it has received a one-time amount equal to its capital contribution of $0.75 million; fourth, to PFSweb until it has received an amount equal to a 35% cumulative annual return on its capital contribution; and fifth, to PFSweb and IFP, pro rata, in accordance with their respective capital accounts. Notwithstanding the foregoing, no distribution may be made if, after giving effect thereto, the net worth of Holdings may be less than $1.0 million. Under the terms of its credit agreements, Holdings is currently limited to annual cash dividends of $0.6 million. The Company did not record any equity in the earnings of Holdings for the nine months ended December 31, 2001.

     Summarized financial information for Holdings as of December 31, 2001 is as follows (in thousands):

Current assets..............................................   $80,247
Total assets................................................   $81,554
Current liabilities.........................................   $ 9,651
Credit facilities (guaranteed by PFSweb)....................   $59,038
Subordinated note due to PFSweb.............................   $11,655
Members' capital............................................   $ 1,210

     Summarized operating information for Holdings for the period from July 3, 2001 (Inception) through December 31, 2001 is as follows (in thousands):

Net revenues................................................   $75,444
Cost of goods sold..........................................   $71,870
Income before taxes.........................................   $   673
Net income..................................................   $   401

  OTHER RELATED PARTIES

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

     PFS had previously guaranteed an unsecured revolving line of credit with commercial banks of Daisytek. In December 1999, PFS was released from its guarantee.

     A non-employee director of PFSweb was a Managing Director of Hambrecht and Quist LLP, one of the lead managing underwriters on the Offering.

8.  INCOME TAXES

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

                         PFSWEB, INC. AND SUBSIDIARIES

     A reconciliation of the difference between the expected income tax expense at the U.S. federal statutory corporate tax rate of 34%, and the Company's effective tax rate is as follows (in thousands):

                                                   FISCAL YEARS ENDED
                                                        MARCH 31,        NINE MONTHS ENDED
                                                   -------------------     DECEMBER 31,
                                                     2000       2001           2001
                                                   --------   --------   -----------------
Income tax expense (benefit) computed at
  statutory rate.................................  $(2,628)   $(3,649)         $(267)
Impact of foreign taxation at different rate.....      (24)       (28)           (35)
State income taxes, net of federal tax impact....       51         --             --
Expenses not deductible for tax purposes.........       84          9             54
Net operating loss carryback.....................     (171)        --             --
Change in valuation reserve......................      915      3,567            125
Other............................................      (18)       126            (96)
                                                   -------    -------          -----
  Provision (benefit) for income taxes...........  $(1,791)   $    25          $(219)
                                                   =======    =======          =====

     The consolidated income (loss) before income taxes, by domestic and foreign entities, is as follows (in thousands):

                                                  FISCAL YEARS ENDED
                                                      MARCH 31,        NINE MONTHS ENDED
                                                  ------------------     DECEMBER 31,
                                                   2000       2001           2001
                                                  -------   --------   -----------------
Domestic........................................  $(5,331)  $ (6,188)       $   988
Foreign.........................................   (2,399)    (4,543)        (1,772)
                                                  -------   --------        -------
          Total.................................  $(7,730)  $(10,731)       $  (784)
                                                  =======   ========        =======

     Current and deferred income tax expense (benefit) is summarized as follows (in thousands):

                                                    FISCAL YEARS ENDED
                                                         MARCH 31,        NINE MONTHS ENDED
                                                    -------------------     DECEMBER 31,
                                                      2000       2001           2001
                                                    ---------   -------   -----------------
Current
  Domestic........................................   $(2,150)    $  57          $ (68)
  State...........................................        77        --             --
  Foreign.........................................      (171)       77           (151)
                                                     -------     -----          -----
          Total current...........................    (2,244)      134           (219)
Deferred
  Domestic........................................       453      (109)            --
  State...........................................        --        --             --
                                                     -------     -----          -----
     Total deferred...............................       453      (109)            --
                                                     -------     -----          -----
          Total...................................   $(1,791)    $  25          $(219)
                                                     =======     =====          =====

                         PFSWEB, INC. AND SUBSIDIARIES

     The components of the deferred tax asset (liability) are as follows (in thousands):

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2001
                                                              ---------   ------------
Deferred tax asset:
  Allowance for doubtful accounts...........................   $   95        $   63
  Net operating loss carryforwards..........................    4,639         5,411
  Other.....................................................       30           127
                                                               ------        ------
                                                                4,764         5,601
  Less -- Valuation reserve.................................    4,482         5,429
                                                               ------        ------
          Total deferred tax asset..........................      282           172
                                                               ------        ------
Deferred tax liability:
  Property and equipment....................................     (470)         (360)
                                                               ------        ------
          Total deferred liability..........................     (470)         (360)
                                                               ------        ------
Deferred tax liability, net.................................   $ (188)       $ (188)
                                                               ======        ======

     Management believes a sufficient history of earnings has not been established by PFSweb, on a stand-alone basis, to support the more likely than not realization of deferred tax assets in excess of existing taxable temporary differences. A valuation allowance has been provided for the net deferred income tax asset as of March 31, 2001 and December 31, 2001. At December 31, 2001, net operating loss carryforwards relate to taxable losses of the Company's Europe subsidiary totaling approximately $8.0 million and the Company's U.S. subsidiary, totaling approximately $5.4 million that expire in 2017. Approximately $0.8 million of the valuation allowance recorded against deferred tax assets relates to $0.8 million of tax benefits of stock option exercises and will be recorded against additional paid-in-capital upon utilization rather that as an adjustment to income tax expense from continuing operations.

9.  COMMITMENTS AND CONTINGENCIES

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

Fiscal year ended December 31,
2002........................................................   $ 6,060
2003........................................................     5,985
2004........................................................     4,198
2005........................................................     2,782
2006........................................................     2,751
Thereafter..................................................     2,696
                                                               -------
Total.......................................................   $24,472
                                                               =======

     Total rental expense under operating leases, net of sublease rental income, approximated $3.7 million, $7.7 million and $4.4 million for fiscal 2000 and 2001, and the nine-month period ended December 31, 2001, respectively.

                         PFSWEB, INC. AND SUBSIDIARIES

     For all periods prior to the Spin-off, Daisytek owned 80% of more of our capital stock, the Company was included in Daisytek's consolidated group for federal income tax purposes. If Daisytek or other members of the consolidated group fail to make any federal income tax payments, the Company would be liable for the shortfall since each member of a consolidated group is liable for the group's entire tax obligation.

     In December 2001, the Company contracted with a marketing and lead generation firm to assist in new business development. In addition to a monthly retainer payment the Company is obligated to make a $320,000 payment to this firm if it performs the requirements of the contract, as defined.

     The Company has provided collateralized guarantees to secure the repayment of Supplies Distributors' credit facilities. As of December 31, 2001 the outstanding balance of the credit facilities guaranteed by the Company was approximately $59.0 million. In association with the new credit facilities entered into in March 2002, the outstanding balance of the credit facilities guaranteed by the Company was approximately $48.5 million. These guarantees expire concurrently with the expiration of the underlying credit agreements. To the extent Supplies Distributors or its subsidiaries fails to comply with its covenants, including its monthly financial covenant requirements, and the lenders accelerate the repayment of the credit facility obligations, Supplies Distributors or its subsidiaries would be required to repay all amounts outstanding thereunder. In such event, the Company would be obligated to perform under those guarantees and repay, to the extent Supplies Distributors or its subsidiaries was unable to, Supplies Distributors' or its subsidiaries credit facility obligations. Additionally, if the Company was unable to maintain the Company's required level of stockholders' equity of $25.0 million, the Company could also be obligated to perform under these guarantees. Any requirement to perform under the Company's guarantees would have a material adverse impact on the Company's financial condition and results of operations and no assurance can be given that the Company will have the financial ability to repay all of such guaranteed obligations. In addition, in the event Supplies Distributors or its subsidiaries is, or would be, in default of its obligations under its credit facilities, the Company is restricted from receiving any payment of its Note and such event would also have a material adverse impact upon the Company's financial condition and results of operations. Furthermore, the Company is obligated to repay any over-advance made to Supplies Distributors or its subsidiaries by its lenders. An over-advance would arise in the event borrowings exceeded the maximum amount available under the eligible borrowing base, as defined. The Company has also provided a guarantee of the obligations or Supplies Distributors and its subsidiaries to IBM, excluding the trade payables that are financed by IBM Credit.

10.  SEGMENT AND GEOGRAPHIC INFORMATION

     The Company is organized as a single operating segment, which is an international provider of integrated business process outsourcing solutions. Geographic areas in which the Company operates include the United States, Europe (primarily Belgium), and Canada.

                         PFSWEB, INC. AND SUBSIDIARIES

     The following is geographic information by area. Transfers between geographic areas were immaterial. Revenues are attributed based on the Company's domicile.

                                                                           NINE MONTHS
                                                       YEAR ENDED OR AT    ENDED OR AT
                                                           MARCH 31,       DECEMBER 31,
                                                       -----------------   ------------
                                                        2000      2001         2001
                                                       -------   -------       ----
Revenues:
  (in thousands)
  United States......................................  $65,278   $43,352     $25,325
  Europe.............................................   18,796     5,863       2,274
  Canada.............................................    3,799     1,140         454
                                                       -------   -------     -------
                                                       $87,873   $50,355     $28,053
                                                       =======   =======     =======
Long-lived assets:
  (in thousands)
  United States......................................  $14,465   $14,397     $10,233
  Europe.............................................    7,358     6,448       4,961
  Canada.............................................      260       134         190
                                                       -------   -------     -------
                                                       $22,083   $20,979     $15,384
                                                       =======   =======     =======

11.  EMPLOYEE SAVINGS PLAN

     The Company has a defined contribution employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all full-time and part-time U.S. employees are eligible to participate in the plan. The Company, at is discretion, may match employee contributions to the plan and also make an additional matching contribution in the form of profit sharing in recognition of the Company performance. During fiscal year 2001, the Company matched 10% of employee contributions totaling approximately $41,000, and provided an additional discretionary match of approximately $38,000. During the nine months ended December 31, 2001, the Company matched 10% of employee contributions totaling approximately $34,000.

12.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Unaudited quarterly results of operations for fiscal 2001 and the nine-month period ended December 31, 2001 were as follows (amounts in thousands except per share data):

                                                                FISCAL 2001
                                                 -----------------------------------------
                                                 1ST QTR.   2ND QTR.   3RD QTR.   4TH QTR.
                                                 --------   --------   --------   --------
Total revenues.................................  $13,370    $12,963    $12,384    $11,638
Total cost of revenues.........................    8,645     11,869      8,567      7,650
Gross profit...................................    4,725      1,094      3,817      3,988
Selling, general and administrative expenses...    5,230      7,858      5,956      6,402
Loss from operations...........................     (505)    (6,764)    (2,139)    (2,414)
Net loss.......................................     (238)    (6,465)    (1,861)    (2,192)
Basic and diluted loss per share...............    (0.01)     (0.36)     (0.10)     (0.12)
Shares used in computation of basic and diluted
  loss per share:..............................   17,870     17,870     17,870     17,907

                         PFSWEB, INC. AND SUBSIDIARIES

                                                             NINE-MONTH PERIOD ENDED
                                                                DECEMBER 31, 2001
                                                          ------------------------------
                                                          1ST QTR.   2ND QTR.   3RD QTR.
                                                          --------   --------   --------
Total revenues..........................................  $ 9,517    $ 9,289    $ 9,247
Total cost of revenues..................................    6,087      5,053      6,217
Gross profit............................................    3,430      4,236      3,030
Selling, general and administrative expenses............    5,978      5,301      5,838
Other...................................................   (4,280)      (500)      (361)
Income (loss) from operations...........................    1,732       (565)    (2,447)
Net income (loss).......................................    1,903       (453)    (2,015)
Basic and diluted income (loss) per share...............     0.11      (0.03)     (0.11)
Shares used in computation of basic and diluted loss per
  share:................................................   17,970     18,079     18,057

     The seasonality of the Company's business is dependent upon the seasonality of its clients' business and their sale of products. Management believes that with the Company's current client mix, the Company's business activity is expected to be at its lowest in the quarter ended March 31 and at its highest in the quarter ended June 30.

                          INDEPENDENT AUDITORS' REPORT

To the Members of
Business Supplies Distributors Holdings, LLC:

     We have audited the accompanying consolidated balance sheet of Business Supplies Distributors Holdings, LLC and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, members' capital and comprehensive income, and cash flows for the period from July 3, 2001 (inception) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Business Supplies Distributors Holdings, LLC and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the period from July 3, 2001 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                          KPMG LLP

Dallas, Texas
March 29, 2002

         BUSINESS SUPPLIES DISTRIBUTORS HOLDINGS, LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 2001
                                 (IN THOUSANDS)

                               ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $   578
  Accounts receivable, net of allowance for doubtful
     accounts of $616.......................................   23,231
  Inventories, net..........................................   32,847
  Inventories in-transit....................................   10,544
  Other receivables.........................................   12,364
  Prepaid expenses and other current assets.................      683
                                                              -------
          Total current assets..............................   80,247
                                                              -------
OTHER ASSETS, net (including restricted cash of $982).......    1,307
                                                              -------
          Total assets......................................  $81,554
                                                              =======

                  LIABILITIES AND MEMBERS' CAPITAL
CURRENT LIABILITIES:
  Trade accounts payable....................................  $ 4,205
  Trade accounts payable -- related parties (Note 7)........    2,403
  Value added tax payable...................................    1,424
  Marketing funds payable...................................      493
  Accrued expenses..........................................      717
  Income taxes payable......................................      409
                                                              -------
          Total current liabilities.........................    9,651
                                                              -------
LONG-TERM DEBT (Note 6).....................................   59,038
                                                              -------
NOTE PAYABLE TO AFFILIATE...................................   11,655
                                                              -------
COMMITMENTS AND CONTINGENCIES
MEMBERS' CAPITAL:
  Capital contributions.....................................    1,000
  Retained earnings.........................................      401
  Unrealized loss on investment.............................      (85)
  Accumulated other comprehensive loss......................     (106)
                                                              -------
          Total members' capital............................    1,210
                                                              -------
          Total liabilities and members' capital............  $81,554
                                                              =======

  The accompanying notes are an integral part of these consolidated financial statements.

         BUSINESS SUPPLIES DISTRIBUTORS HOLDINGS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
     FOR THE PERIOD FROM JULY 3, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001
                                 (IN THOUSANDS)

NET REVENUES................................................  $75,444
COST OF GOODS SOLD..........................................   71,870
                                                              -------
  Gross profit..............................................    3,574
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
(including affiliate expenses of $1,384, Note 7)............    2,098
                                                              -------
  Income from operations....................................    1,476
INTEREST EXPENSE, net.......................................      803
                                                              -------
  Income before income taxes................................      673
INCOME TAX EXPENSE..........................................      272
                                                              -------
NET INCOME..................................................  $   401
                                                              =======

  The accompanying notes are an integral part of these consolidated financial statements.

         BUSINESS SUPPLIES DISTRIBUTORS HOLDINGS, LLC AND SUBSIDIARIES

      CONSOLIDATED STATEMENT OF MEMBERS' CAPITAL AND COMPREHENSIVE INCOME FOR THE PERIOD FROM JULY 3, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                                        ACCUMULATED
                                 MEMBERS'                 UNREALIZED       OTHER        TOTAL
                                  CAPITAL      RETAINED    LOSS ON     COMPREHENSIVE   MEMBERS'   COMPREHENSIVE
                               CONTRIBUTIONS   EARNINGS   INVESTMENT       LOSS        CAPITAL       INCOME
                               -------------   --------   ----------   -------------   --------   -------------
Balance, at inception........     $   --         $ --        $ --          $  --        $   --
  Net income.................         --          401                         --           401        $ 401
  Capital contributions......      1,000                       --             --         1,000           --
  Unrealized loss on
     investment..............         --           --         (85)            --           (85)         (85)
  Other comprehensive loss --
     foreign currency
     translation
     adjustment..............         --           --          --           (106)         (106)        (106)
                                  ------         ----        ----          -----        ------        -----
Comprehensive income.........                                                                         $ 210
                                                                                                      =====
Balance, December 31, 2001...     $1,000         $401        $(85)         $(106)       $1,210
                                  ======         ====        ====          =====        ======

  The accompanying notes are an integral part of these consolidated financial statements.

         BUSINESS SUPPLIES DISTRIBUTORS HOLDINGS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
     FOR THE PERIOD FROM JULY 3, 2001 (INCEPTION) THROUGH DECEMBER 31, 2001
                                 (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $    401
  Adjustments to reconcile net income to net cash used in
     operating activities:
     Amortization...........................................        51
     Provision for doubtful accounts........................       353
     Provision for inventory obsolescence...................        13
     Deferred income taxes..................................      (300)
     Changes in operating assets and liabilities, net of
      effect of acquisition:
       Accounts receivables.................................   (20,480)
       Inventories, net.....................................   (30,154)
       Prepaid expenses and other current assets............    (7,229)
       Accounts payable and accrued expenses................   (20,625)
                                                              --------
          Net cash provided by (used in) operating
          activities........................................   (77,970)
                                                              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in acquisition of BSD Companies, net (Note
     3).....................................................     7,555
                                                              --------
          Net cash provided by investing activities.........     7,555
                                                              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributions.....................................     1,000
  Proceeds from debt........................................    59,352
  Proceeds from affiliate loan..............................    11,655
  Restricted cash...........................................      (982)
                                                              --------
          Net cash provided by financing activities.........    71,025
                                                              --------
EFFECT OF EXCHANGE RATES ON CASH............................       (32)
                                                              --------
NET INCREASE IN CASH........................................       578
CASH AND CASH EQUIVALENTS, beginning of period..............        --
                                                              --------
CASH AND CASH EQUIVALENTS, end of period....................  $    578
                                                              ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest....................................  $    463
                                                              ========
  Cash paid for taxes.......................................  $     --
                                                              ========

  The accompanying notes are an integral part of these consolidated financial statements.

         BUSINESS SUPPLIES DISTRIBUTORS HOLDINGS, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  OVERVIEW AND BASIS OF PRESENTATION:

     PFSweb, Inc. ("PFS"), Daisytek International, Inc. ("Daisytek"), Business Supplies Distributors, Inc., (a Daisytek subsidiary -- "BSD"), and International Business Machines Corporation ("IBM") were parties to various Master Distributor Agreements that had various scheduled expiration dates through September 2001. Under these agreements, BSD and its affiliates Business Supplies Distributors Europe B.V. ("BSD Europe"), a Daisytek subsidiary, and BSD (Canada) Inc., a Daisytek subsidiary ("BSD Canada" and together with BSD and BSD Europe, the "BSD Companies"), acted as master distributors of various IBM products. Daisytek provided financing and credit support to the BSD Companies and PFS provided transaction management and fulfillment services to the BSD Companies. On June 8, 2001, Daisytek notified PFS and IBM that it did not intend to renew these agreements upon their scheduled expiration dates.

     On July 3, 2001, PFS and Inventory Financing Partners, LLC ("IFP") formed Business Supplies Distributors Holdings, LLC ("Holdings"), and Holdings formed a wholly-owned subsidiary, Supplies Distributors, Inc. ("Supplies Distributors"). Concurrently, Supplies Distributors formed its wholly-owned subsidiaries Supplies Distributors of Canada, Inc. ("SDC") and Supplies Distributors S.A. ("SDSA"), a Belgium corporation. Supplies Distributors, SDSA, PFS and IBM entered into new Master Distributor Agreements to replace the prior agreements (see Note 4). Under the new agreements, Supplies Distributors and SDSA act as master distributors of various IBM products and, pursuant to a transaction management services agreement between PFS and Supplies Distributors, PFS provides transaction management and fulfillment services to Supplies Distributors. On September 26, 2001, Supplies Distributors purchased all of the stock of the BSD Companies for a purchase price of $923,000 and incurred $60,000 of acquisition costs (see Note 3). In conjunction with the purchase, BSD and Supplies Distributors were merged with Supplies Distributors being the surviving corporation. Effective December 31, 2001, BSD Canada and SDC were amalgamated, with SDC being the surviving corporation.

     All references to the "Company" include Holdings and Supplies Distributors and its subsidiaries.

     The Company, through its subsidiaries, is primarily a master distributor of various IBM products. Supplies Distributors and SDSA have obtained certain financing (see Note 6 and 7) that allows them to fund the working capital requirements for the sale of IBM products. Pursuant to the transaction management services agreement between PFS and Supplies Distributors, PFS provides to Supplies Distributors and SDSA such services as managed website hosting and maintenance, procurement support, web-enabled customer contact center services, customer relationship management, financial services including billing and collection services, information management, selected financial services and international distribution services. Additionally, IBM and Holdings have outsourced its product demand generation to Global Marketing Services, Inc. ("GMS"). The Company, via its arrangements with GMS and PFS, sells its products in the United States, Canada and Europe.

     All of the agreements between PFS and Holdings were made in the context of a related party relationship and were negotiated in the overall context of PFS' and Holdings' prior arrangement with IBM. Although management generally believes that the terms of these agreements are consistent with fair market values, there can be no assurance that the prices charged to or by each company under these arrangements are not higher or lower than the prices that may be charged by, or to, unaffiliated third parties for similar services.

2.  SIGNIFICANT ACCOUNTING POLICIES:

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         BUSINESS SUPPLIES DISTRIBUTORS HOLDINGS, LLC AND SUBSIDIARIES

  USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  REVENUE AND COST RECOGNITION

     The Company recognizes revenue upon shipment of product to customers and collectibility is reasonably assured. Collectibility is evaluated on an individual customer basis taking into consideration historical payment trends, current financial position, results of independent credit evaluations and payment terms. The Company permits its customers to return defective products (which are then returned by the Company to the manufacturer) and incorrect shipments for credit against other purchases and provides for estimated returns and allowances. The Company offers terms to its customers that it believes are standard for its industry.

     Freight costs billed to customers are reflected as components of net revenues. Freight costs incurred by the Company are recorded as a component of cost of good sold. The Company records its costs as they are incurred by the Company or its service providers.

  CONCENTRATION OF BUSINESS AND CREDIT RISK

     In conjunction with Supplies Distributors' financing, PFS provided certain collaterized guarantees on behalf of Supplies Distributors. Supplies Distributors' ability to obtain financing on similar terms would be significantly impacted without these guarantees. Additionally, since Holdings has limited personnel and physical resources, its ability to conduct business could be materially impacted by contract terminations by either PFS or GMS.

     All of the Company's revenue was generated by sales of product purchased under master distributor agreements with one supplier. Sales to two customers accounted for approximately 25% of the Company's total revenues. No other client accounted for 10% or more of the Company's revenue. As of December 31, 2001, two customers accounted for over 37% of trade accounts receivable on an aggregate basis.

  CASH AND CASH EQUIVALENTS

     Cash equivalents are defined as short-term highly liquid investments with original maturities of three months or less.

  INVENTORIES

     Inventories (merchandise, held for resale, all of which are finished goods) are stated at the lower of weighted average cost or market. As of December 31, 2001, the Company's allowance for obsolete inventory is approximately $13,000.

  INVENTORIES IN-TRANSIT

     Inventories in-transit represents merchandise that has not been received by the Company but that has been shipped and invoiced by the Company's vendors. The corresponding payable for inventories in-transit is included in long-term debt in the accompanying consolidated financial statement.

         BUSINESS SUPPLIES DISTRIBUTORS HOLDINGS, LLC AND SUBSIDIARIES

  OTHER RECEIVABLES

     Other receivables represent $7.1 million of Value Added Tax ("VAT") amounts due from European governments for refundable VAT payments made in the ordinary course of business and $5.2 million of amounts due from IBM under the Master Distributor Agreements (see Note 4).

  OTHER ASSETS

     Other assets includes restricted cash of $1.0 million, which represents customer remittances received in Holdings' bank accounts that are payable to certain of the Company's lenders, and the value attributable to the Master Distributor Agreements of $0.4 million. This indentifiable intangible asset is being amortized on a straight-line basis over the terms of the Master Distributor Agreements which are two years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the remaining balance over its remaining life can be recovered through undiscounted future operating cash flows of the associated contracts.

  FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

     For the Company's Canadian and European operations, the local currency is the functional currency. All assets and liabilities are translated at exchange rates in effect at the end of the period, and income and expense items are translated at the average exchange rates for the period. Translation adjustments are reported as a separate component of members' equity.

     Gains or losses on intercompany foreign currency transactions that are of a long-term investment nature are also reported as a separate component of members' capital.

  INCOME TAXES

     Although Holdings is an LLC, it has elected to be taxed, for federal income tax purposes, as a C corporation. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and debt, approximate their fair values based on short terms to maturity or current market prices and rates.

  COMPREHENSIVE INCOME

     Comprehensive income represents the change in members' capital available for distribution to the partners pursuant to the Operating Agreements (see Note
5). Comprehensive income consists of net income, foreign currency translation adjustments and the loss associated with long-term intercompany foreign currency transactions.

         BUSINESS SUPPLIES DISTRIBUTORS HOLDINGS, LLC AND SUBSIDIARIES

3.  ACQUISITION OF THE BSD COMPANIES:

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of September 26, 2001, the acquisition date of the BSD Companies (unaudited, in thousands):

Cash........................................................  $ 8,538
Accounts receivable, net....................................    3,230
Receivable from Daisytek....................................    5,715
Receivable from Supplies Distributors.......................    5,877
Other receivables...........................................    6,022
Inventories, net............................................   13,516
Other assets -- identifiable intangible (see Note 2)........      378
                                                              -------
Total assets acquired.......................................   43,276
                                                              -------
Trade accounts payable......................................   40,557
Accrued expenses............................................    1,679
Other current liabilities...................................       57
                                                              -------
Total liabilities assumed...................................   42,293
                                                              -------
Net assets acquired.........................................  $   983
                                                              =======

     The receivable from Daisytek was repaid concurrently with the acquisition. The results of the BSD Companies' operations have been included in the consolidated financial statements since the acquisition date. For the period from inception through December 31, 2001, the Company recorded approximately $51,000 of amortization expense associated with the identifiable intangible.

     Pro forma revenues and pro forma income from operations for the period from inception through December 31, 2001, assuming the transaction had occurred on July 3, 2001, would have been $90.6 million and $2.1 million, respectively. Because of the negative impact to revenue as a result of the transition of the master distributor agreements from Daisytek to Supplies Distributors, the pro forma adjustments to the operating results of the business may not be indicative of future results.

4.  MASTER DISTRIBUTOR AGREEMENTS:

     In August 2001, Supplies Distributors, SDSA, PFS and IBM entered into Master Distributor Agreements whereby Supplies Distributors and SDSA act as master distributors of various IBM products and PFS provides transaction management and fulfillment services to Supplies Distributors. The Master Distributor Agreements expire in August 2003 and can be extended for additional one year terms upon mutual agreement by all parties. Under the Master Distributor Agreements, IBM reimburses Supplies Distributors for certain freight costs, direct costs incurred in passing on any price decreases offered by IBM to Supplies Distributors customers to cover price protection and certain special bids, the cost of products provided to replace defective product returned by customers and other certain expenses as defined. Supplies Distributors can return to IBM product rendered obsolete by IBM engineering changes after customer demand ends. IBM determines when a product is obsolete. IBM and SDSA also have verbal agreements under which IBM reimburses or collects from SDSA amounts calculated in certain inventory cost adjustments, amounts applicable to currency related inventory cost variances, and amounts applicable to favorable or unfavorable gross margin performance versus targeted objectives.

     Supplies Distributors and SDSA pass through to customers marketing programs specified by IBM and administer, along with GMS, such programs according to IBM guidelines.

         BUSINESS SUPPLIES DISTRIBUTORS HOLDINGS, LLC AND SUBSIDIARIES

5.  MEMBERS' CAPITAL:

     PFS made an equity investment of $0.75 million in Holdings for a 49% voting interest, and IFP made an equity investment of $0.25 million in Holdings for a 51% voting interest. Certain officers and directors of PFS own, individually, a 9.8% non-voting interest, and, collectively, a 49% non-voting interest, in IFP. The contributions do not accrue interest. No member, solely by reason of being a member, has any obligation to make any additional capital contribution or loan to Holdings or guaranty any indebtedness or obligation of Holdings. (See Note 6)

     Holdings' comprehensive income is allocated and distributed to the members pursuant to the terms of the operating agreement, which expires on December 31, 2050. Pursuant to the operating agreement, Holdings allocates its earning and distributes its cash flow, as defined, in the following order of priority:

     - to IFP until it has received a one-time amount equal to its capital contribution of $0.25 million;

     - to IFP until it has received an amount equal to a 35% cumulative annual return on its capital contribution;

     - to PFS until it has received a one-time amount equal to its capital contribution of $0.75 million;

     - to PFS until it has received an amount equal to a 35% cumulative annual return on its capital contribution; and

     - to PFS and IFP, pro rata, in accordance with their respective capital accounts.

Notwithstanding the foregoing, no distribution may be made if, after giving effect thereto, the net worth of Holdings shall be less than $1.0 million. Pursuant to the terms of its credit agreements, Holdings is currently limited to annual cash dividends of $0.6 million.

     Following the earnings allocation priority, the members' capital accounts as of December 31, 2001 are as follows:

PFS.........................................................  $  750
IFP.........................................................     460
                                                              ------
Total members' capital......................................  $1,210
                                                              ======

     In the event of liquidations, distributions will be made in accordance with the operating agreement. The distribution will be made based upon members' capital as determined on a basis in a manner similar to the comprehensive income and cash flow distributions described above.

6.  LONG-TERM DEBT:

     As of December 31, 2001, debt consists of the following (in thousands):

Inventory and working capital financing agreement, United
  States....................................................  $39,292
Inventory and working capital financing agreement, Europe...   19,746
                                                              -------
Total debt..................................................  $59,038
                                                              =======

  INVENTORY AND WORKING CAPITAL FINANCING AGREEMENT, UNITED STATES

     On September 27, 2001, Supplies Distributors entered into a short-term credit facility with IBM Credit Corporation ("IBM Credit") to finance its distribution of IBM products in the United States. At inception, the facility provided for a $40 million credit line and expired on January 25, 2002. Prior to expiration, the credit line was increased to $45 million and extended through March 25, 2002. Availability under the credit

         BUSINESS SUPPLIES DISTRIBUTORS HOLDINGS, LLC AND SUBSIDIARIES facility was subject to certain borrowing base limitations, including eligible receivables and inventory, as defined. Borrowings under the credit facility accrued interest, after a defined free financing period, at prime rate plus 1%, which was 6.0% as of December 31, 2001. Supplies Distributors paid a quarterly commitment fee of 0.375% on the unused portion of the commitment, and a monthly service fee. The credit facility contained cross default provisions and various monthly financial covenant compliance requirements for Supplies Distributors and Holdings based on (i) annualized revenue to working capital, (ii) net profit after tax to revenue, and (iii) total liabilities to tangible net worth, as defined. In general, these covenants required minimum levels of net income and capitalization. Additionally, PFS was required to maintain shareholders' equity of at least $30 million. The credit facility also contained restrictions on certain activities, including loans and payments to related parties, incurring additional debt, acquisitions, investments, dividends and asset sales. The credit facility was secured by a security interest in Supplies Distributors' assets, including accounts receivable and inventory and 65% of the stock of SDC, and was guaranteed by PFS and Holdings. Supplies Distributors entered into a Blocked Account Agreement with its bank and IBM Credit whereby a security interest was granted to IBM Credit for all customer remittances received in specified bank accounts. At December 31, 2001, these bank accounts held $1.0 million, which was restricted for payment to IBM Credit.

  INVENTORY AND WORKING CAPITAL FINANCING AGREEMENT, EUROPE

     On September 27, 2001, SDSA entered into a short-term credit facility with IBM Belgium Financial Services S.A. ("IBM Belgium") to finance its distribution of IBM products in Europe. At inception, the facility provided for a 20 million euro credit line (approximately $18 million) and expired on January 25, 2002. Prior to expiration, the credit line was increased to 27 million euros (approximately $24.3 million) and extended through March 25, 2002. Availability under the credit facility was subject to certain borrowing base limitations, including eligible receivables and inventory, as defined. Borrowings under the credit facility accrued interest, after a defined free financing period, at euribor plus 4%, which was 7.425% as of December 31, 2001. SDSA paid a monthly service fee on the commitment. The credit facility contained cross default provisions and various monthly financial covenant compliance requirements for SDSA based on (i) annualized revenue to working capital, (ii) net profit after tax to revenue, and (iii) total liabilities to tangible net worth, as defined. In general, these covenants required minimum levels of net income and capitalization. Additionally, PFS was required to have shareholders' equity of at least $30 million. The credit facility also contained restrictions on certain activities, including acquisitions, liquidations, dividends, asset sales and payments on SDSA's intercompany debt with Supplies Distributors. The credit facility was secured by a security interest in all of SDSA's assets, including accounts receivable, bank accounts, inventory and 65% of the stock of SDSA and BSD Europe and was guaranteed by Holdings, Supplies Distributors and PFS. SDSA entered into a Blocked Account Agreement with its bank and IBM Belgium whereby a security interest was granted to IBM Belgium for all customer remittances received in specified bank accounts.

  AMENDED AGREEMENTS

     On March 29, 2002, Supplies Distributors entered into amended credit facilities with IBM Credit and SDSA and BSD Europe entered into amended credit facilities with IBM Belgium. The asset based credit facility with IBM Credit provides financing for purchasing IBM inventory up to $32.5 million through June 30, 2002 and $27.5 million from July 1, 2002 through its expiration on March 29, 2003. The asset based credit facility with IBM Belgium provides up to 27 million Euros (approximately $24.3 million) in financing for purchasing IBM inventory through June 30, 2002 and 22 million Euros (approximately $19.8 million) thereafter. The IBM Belgium facility remains in force until not less than 60 days written notice by any party, but no sooner than March 29, 2003. These credit facilities contain cross default provisions, various restrictions upon the ability of Holdings, Supplies Distributors, SDSA and BSD Europe to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay

         BUSINESS SUPPLIES DISTRIBUTORS HOLDINGS, LLC AND SUBSIDIARIES dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFS. Additionally, PFS is required to maintain a subordinated receivable balance of no less than $6.5 million from Supplies Distributors, and shareholders' equity of at least $25.0 million.

  LOAN AND SECURITY AND FACTORING AGREEMENT

     Concurrent with these amended agreements, Supplies Distributors entered into a loan and security agreement with Congress Financial Corporation (Southwest) ("Congress") to provide financing for up to $25 million of eligible accounts receivables in the U.S. and Canada. The Congress facility expires on the earlier of three years or the date on which the parties to the IBM Master Distributor Agreement shall no longer operate under the terms of such agreement and/or IBM no longer supplies products pursuant to such agreement. Borrowings under the Congress facility accrue interest at prime rate plus 0.25% or Eurodollar rate plus 3.0% or on an adjusted basis, as defined. In Europe, SDSA entered into a two year factoring agreement with Fortis Commercial Finance N.V. ("Fortis") to provide factoring for up to 10 million Euros (approximately $9 million) of eligible accounts receivables. Borrowings under this agreement accrue interest at 8.5%, or on an adjusted basis as defined. These credit facilities contain cross default provisions, various restrictions upon the ability of Holdings, Supplies Distributors and SDSA to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFS. Additionally, PFS is required to maintain a subordinated loan to Supplies Distributors of no less than $6.5 million and restricted cash of less than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure.

  GUARANTEES

     PFS has provided collateralized guarantees to secure the repayment of all of the Company's credit facilities. As of December 31, 2001 the outstanding balance of the credit facilities guaranteed by PFS was approximately $59.0 million. In association with the new credit facilities entered into on March 29, 2002, the outstanding balance of the credit facilities guaranteed by PFS was approximately $48.5 million. These guarantees expire concurrently with the expiration of the underlying credit agreements. To the extent Supplies Distributors fails to comply with its covenants, including its monthly financial covenant requirements, and the lenders accelerate the repayment of the credit facility obligations, Supplies Distributors would be required to repay all amounts outstanding thereunder. In such event, PFS would be obligated to perform under those guarantees and repay, to the extent Supplies Distributors was unable to, Supplies Distributors' credit facility obligations. Additionally, if PFS was unable to maintain PFS' required level of stockholders' equity of $25.0 million, PFS could also be obligated to perform under these guarantees. Any requirement to perform under PFS' guarantees would have a material adverse impact on PFS' financial condition and results of operations and no assurance can be given that PFS will have the financial ability to repay all of such guaranteed obligations. Furthermore, PFS is obligated to repay any over-advance made to Supplies Distributors by its lenders. An over-advance would arise in the event borrowings exceeded the maximum amount available under the eligible borrowing base, as defined.

     PFS has also provided a guarantee of the obligations of Supplies Distributors and SDSA to IBM, excluding the trade payables that are financed by IBM credit.

         BUSINESS SUPPLIES DISTRIBUTORS HOLDINGS, LLC AND SUBSIDIARIES

7.  TRANSACTIONS WITH RELATED PARTIES:

     In August 2001, Supplies Distributors entered into an Agreement for Sales Forces Services ("ASFS") with IBM, whereby Supplies Distributors is to actively generate demand for and promote brand loyalty for IBM products. The ASFS expires on the earlier of December 31, 2003 or the termination of the Master Distributor Agreements. The ASFS automatically renews for successive one-year periods unless either party provides prior written notice. Pursuant to the ASFS, IBM pays to Supplies Distributors a quarterly service fee as agreed to by both parties. Supplies Distributors has subcontracted with GMS to provide the sales force activities for an amount equal to the fees received by Supplies Distributors. The principal officer of GMS owns 46% of IFP. As of December 31, 2001, Supplies Distributors has $1.1 million due from IBM under the terms of the ASFS included in accounts receivable and approximately $1.5 million of unpaid service fees due to GMS.

     In August 2001, PFS and Supplies Distributors entered into Transaction Management Services Agreements ("TMSA") whereby PFS provides transaction management and fulfillment services to Supplies Distributors (see Note 1). Under terms of the TMSA, PFS is required to conduct its services within certain performance levels, as defined, and is liable to indemnify Supplies Distributors for inventory losses, as defined. The TMSA has terms corresponding with the Master Distributor Agreements (see Note 4).

     Under the terms of the TMSA, PFS charges Supplies Distributors for its services based on a percentage of Supplies Distributors' shipped revenue. Percentages vary by geographic location and by the amount of shipped revenue. Dependent on changes in the type and levels of transactions, percentages charged by PFS can be amended by mutual consent of PFS and Supplies Distributors. Pursuant to the TMSA, Supplies Distributors incurred service expenses, reported as selling, general and administrative expenses in the accompanying consolidated financial statement, of approximately $1.4 million to PFS. As of December 31, 2001, the Company owes PFS $0.9 million.

     In September 2001, Supplies Distributors issued a Subordinated Demand Note (the "Note") to PFS in exchange for proceeds of $8.8 million. The balance of the Note can be increased by PFS, at its discretion or as required to meet the senior financial obligations of the Company, as needed, and as of December 31, 2001, had an outstanding balance of $11.7 million, which is classified as note payable to affiliate. The Note can be decreased to $6.5 million subject to Supplies Distributors' compliance with the covenants of its senior loan facilities, as amended. The Note accrues interest at a fluctuating rate per annum equal to PFS' cost of funds as determined by PFS, approximately 10% as of December 31, 2001. During the period from inception through December 31, 2001, Supplies Distributors recorded $0.3 million of interest associated with the amount due to PFS.

     In December 2001, PFS issued 12,500 stock options to Supplies Distributors' President. The options were immediately vested and have an exercise price of $0.91.

8.  INCOME TAXES:

     The Company has elected to be taxed as a C corporation. A reconciliation of the difference between the expected income tax expense at the U.S. federal statutory corporate tax rate of 34%, and the Company's effective tax rate, for the period from inception through December 31, 2001, is as follows (in thousands):

Income tax expense (benefit) computed at statutory rate.....  $228
Impact of foreign taxation at different rate................    27
Expenses not deductible for tax purposes....................    17
                                                              ----
  Provision for income taxes................................  $272
                                                              ====

         BUSINESS SUPPLIES DISTRIBUTORS HOLDINGS, LLC AND SUBSIDIARIES

     The consolidated income before income taxes, by domestic and foreign entities, for the period from inception through December 31, 2001, is as follows (in thousands):

Domestic....................................................  $243
Foreign.....................................................   429
                                                              ----
          Total.............................................  $672
                                                              ====

     Current and deferred income tax expense for the period from inception through December 31, 2001, is summarized as follows (in thousands):

Current
  Domestic..................................................  $ 156
  Foreign...................................................    416
                                                              -----
          Total current.....................................    572
                                                              -----
Deferred
  Domestic..................................................    (55)
  Foreign...................................................   (245)
                                                              -----
          Total deferred....................................   (300)
                                                              -----
          Total.............................................  $ 272
                                                              =====

     The components of the deferred tax asset (liability) as of December 31, 2001 are as follows (in thousands):

Deferred tax asset:
  Allowance for doubtful accounts...........................  $300
  Other.....................................................    31
                                                              ----
          Total deferred tax asset..........................   331
                                                              ----
Deferred tax liability:
          Total deferred liability..........................    89
                                                              ----
Deferred tax asset, net.....................................  $242
                                                              ====

9.  SEGMENT AND GEOGRAPHIC INFORMATION:

     The Company is organized as a single operating segment, which is international distribution of computer supplies. Geographic areas in which the Company operates include the United States, Europe (primarily Belgium), and Canada.

         BUSINESS SUPPLIES DISTRIBUTORS HOLDINGS, LLC AND SUBSIDIARIES

     The following is geographic information by area. Revenues are attributed based on the Company's domicile. Amounts shown are for the period from inception through December 31, 2001 (in thousands):

Revenues:
  United States.............................................  $ 53,077
  Europe....................................................    42,116
  Canada....................................................     4,073
  Eliminations..............................................   (23,822)
                                                              --------
                                                              $ 75,444
                                                              ========

     The eliminations amount above primarily relates to intercompany sales in Europe from BSD Europe to SDSA.

     The company has $0.3 million of long-lived assets in the United States associated with the acquisition of the BSD companies.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Stockholders of the Company to be held in June 2002 (the "Proxy Statement") which section is incorporated herein by reference. The Proxy Statement (or an amendment to this Form 10-K containing the relevant information) will be filed with the Securities and Exchange Commission not later than 120 days after the last day of the Company's transition period ended December 31, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by Part III, Item 11, will be included in the section entitled "Election of Directors" of the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held in June 2002, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by Part III, Item 12, will be included in the Sections entitled "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held in June 2002, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

     Information regarding certain of the Company's relationships and related transactions will be included in the section entitled "Certain Relationship and Related Transactions" of the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held in June 2002, and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          1. Financial Statements

        PFSweb, Inc. and Subsidiaries

        Independent Auditors' Report
        Report of Independent Public Accountants
        Consolidated Balance Sheets
        Consolidated Statements of Operations
        Consolidated Statements of Shareholders' Equity and Comprehensive Loss Consolidated Statements of Cash Flows
        Notes to Consolidated Financial Statements

        Business Supplies Distributors Holdings, LLC

        Independent Auditors' Report
        Consolidated Balance Sheet

        Consolidated Statement of Operations
        Consolidated Statement of Members' Capital and Comprehensive Income Consolidated Statement of Cash Flows
        Notes to Consolidated Financial Statements

        Financial Statements Schedules

        Report of Independent Public Accountants
        Schedule II -- Valuation and Qualifying Accounts

             All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

          2. Exhibits

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
-------                        -----------------------
 2.1*        Master Separation Agreement by and among Daisytek
             International Corporation, Daisytek, Incorporated, Priority
             Fulfillment Services, Inc. and PFSweb, Inc.
 2.2*        Initial Public Offering and Distribution Agreement by and
             among Daisytek International Corporation, Daisytek,
             Incorporated, and PFSweb, Inc.
 2.3*        Registration Rights Agreement by and among Daisytek
             International Corporation, Daisytek, Incorporated and
             PFSweb, Inc.
 2.4*        Tax Indemnification and Allocation Agreement between
             Daisytek, International Corporation and PFSweb, Inc.
 3.1*        Amended and Restated Certificate of Incorporation
 3.2*        Amended and Restated Bylaws
10.1*        Non-Employee Director Stock Option and Retainer Plan
10.2*        Employee Stock Option Plan
10.3*        Employee Annual Incentive Plan
10.4*        Industrial Lease Agreement between Shelby Drive Corporation and Priority Fulfillment Services, Inc.
10.5*        Lease Contract between Transports Weerts and Priority
             Fulfillment Services Europe B.V.
10.6**       Asset Purchase Agreement by and among PFSweb, Inc., Priority
             Fulfillment Services, Inc., Daisytek, Inc. and Daisytek
             International Corporation
10.7**       Transition Services Agreement by and between PFSweb, Inc.
             and Daisytek International Corporation
10.8**       Form of Change of Control Agreement between the Company and each of its executive officers
10.9***      Offer to Exchange dated April 30, 2001
10.10****    Inventory and Working Capital Financing Agreement by and
             among Business Supplies Distributors Holdings, LLC, BSD
             Acquisition Corp., Priority Fulfillment Services, Inc.,
             PFSweb, Inc., Inventory Financing Partners, LLC and IBM
             Credit Corporation
10.11****    Collateralized Guaranty by and between Priority Fulfillment
             Services, Inc. and IBM Credit Corporation
10.12****    Guaranty to IBM Credit Corporation by PFSweb, Inc.
10.13****    Notes Payable Subordination Agreement by and between
             Priority Fulfillment Services, Inc., BSD Acquisition Corp.
             and IBM Credit Corporation
10.14****    Stock Purchase Agreement by and among Daisytek,
             Incorporated, BSD Acquisition Corp., Priority Fulfillment
             Services, Inc., PFSweb, Inc. and Priority Fulfillment
             Services Europe B.V.
10.15****    Operating Agreement of Business Supplies Distributors
             Holdings, LLC

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
-------                        -----------------------
10.16****    IBM Global Financing Platinum Plan Agreement (with Invoice
             Discounting) by and among Supplies Distributors, S.A.,
             Business Supplies Distributors Europe, B.V., PFSweb B.V.,
             and IBM Belgium Financial Services S.A.
10.17****    Collateralized Guaranty between Priority Fulfillment
             Services, Inc. and IBM Belgium Financial Services S.A.
10.18****    Guaranty to IBM Belgium Financial Services S.A. by PFSweb,
             Inc.
10.19****    Subordinated Demand Note by and among BSD Acquisition Corp.
             and Priority Fulfillment Services, Inc.
10.20*****   Ninth Amendment to Lease Agreement by and between AGBRI
             ATRIUM, L.P., and Priority Fulfillment Services, Inc.
10.21*****   Stock Option Agreement
21*****      Subsidiaries of the Registrant
23.1*****    Consent of KPMG LLP
23.2*****    Consent of Arthur Andersen LLP

---------------

     * Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

   ** Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended March 31, 2001

  *** Incorporated by reference from PFSweb, Inc. Schedule TO filed on April 30,
      2001

 **** Incorporated by reference from PFSweb, Inc. Form 10-Q/A for the quarterly period ended September 30, 2001

***** Filed herewith.

     (b) Reports on Form 8-K:

     None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Shareholders of PFSweb, Inc.:

     We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated statement of operations, shareholders' equity and cash flows of PFSweb, Inc. (a Delaware corporation) and subsidiaries (see Note 1) for the year ended March 31, 2000 included in this report on Form 10-K and have issued our report thereon dated May 4, 2000. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II of this report on Form 10-K is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements as of March 31, 2000 and for the year then ended taken as a whole.

                                                   ARTHUR ANDERSEN LLP

Dallas, Texas
May 4, 2000

                                                                     SCHEDULE II

                         PFSWEB, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE FISCAL YEARS ENDED MARCH 31, 2000 AND 2001,
               AND THE NINE MONTH PERIOD ENDED DECEMBER 31, 2001
                             (AMOUNTS IN THOUSANDS)

                                                               ADDITIONS
                                                        -----------------------
                                           BALANCE AT   CHARGES TO   CHARGES TO                BALANCE AT
                                           BEGINNING     COST AND      OTHER                     END OF
                                           OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
                                           ----------   ----------   ----------   ----------   ----------
Fiscal Year Ended March 31, 2000:
  Allowance for doubtful accounts........    $  635         458          --           (403)      $  690
  Income tax valuation allowance.........    $   --         915          --             --       $  915
Fiscal Year Ended March 31, 2001:
  Allowance for doubtful accounts........    $  690       2,203          --         (2,614)      $  279
  Income tax valuation allowance.........    $  915       3,567          --             --       $4,482
Nine Months Ended December 31, 2001:
  Allowance for doubtful accounts........    $  279          17          --            (42)      $  254
  Income tax valuation allowance.........    $4,482         125         822             --       $5,429

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          By:     /s/ THOMAS J. MADDEN
                                            ------------------------------------
                                                     Thomas J. Madden,
                                                Executive Vice President and
                                               Chief Financial and Accounting
                                                           Officer

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

                    SIGNATURE                                       TITLE                       DATE
                    ---------                                       -----                       ----

                /s/ MARK C. LAYTON                   Chairman of the Board, President and   April 2, 2002
 ------------------------------------------------     Chief Executive Officer (Principal
                  Mark C. Layton                              Executive Officer)


               /s/ THOMAS J. MADDEN                   Executive Vice President and Chief    April 2, 2002
 ------------------------------------------------      Financial and Accounting Officer
                 Thomas J. Madden                    (Principal Financial and Accounting
                                                                   Officer)


               /s/ DR. NEIL JACOBS                                 Director                 April 2, 2002
 ------------------------------------------------
                 Dr. Neil Jacobs


              /s/ TIMOTHY M. MURRAY                                Director                 April 2, 2002
 ------------------------------------------------
                Timothy M. Murray


               /s/ JAMES F. REILLY                                 Director                 April 2, 2002
 ------------------------------------------------
                 James F. Reilly


               /s/ DAVID I. BEATSON                                Director                 April 2, 2002
 ------------------------------------------------
                 David I. Beatson

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
-------                        -----------------------
 2.1*        Master Separation Agreement by and among Daisytek
             International Corporation, Daisytek, Incorporated, Priority
             Fulfillment Services, Inc. and PFSweb, Inc.
 2.2*        Initial Public Offering and Distribution Agreement by and
             among Daisytek International Corporation, Daisytek,
             Incorporated, and PFSweb, Inc.
 2.3*        Registration Rights Agreement by and among Daisytek
             International Corporation, Daisytek, Incorporated and
             PFSweb, Inc.
 2.4*        Tax Indemnification and Allocation Agreement between
             Daisytek, International Corporation and PFSweb, Inc.
 3.1*        Amended and Restated Certificate of Incorporation
 3.2*        Amended and Restated Bylaws
10.1*        Non-Employee Director Stock Option and Retainer Plan
10.2*        Employee Stock Option Plan
10.3*        Employee Annual Incentive Plan
10.4*        Industrial Lease Agreement between Shelby Drive Corporation and Priority Fulfillment Services, Inc.
10.5*        Lease Contract between Transports Weerts and Priority
             Fulfillment Services Europe B.V.
10.6**       Asset Purchase Agreement by and among PFSweb, Inc., Priority
             Fulfillment Services, Inc., Daisytek, Inc. and Daisytek
             International Corporation
10.7**       Transition Services Agreement by and between PFSweb, Inc.
             and Daisytek International Corporation
10.8**       Form of Change of Control Agreement between the Company and each of its executive officers
10.9***      Offer to Exchange dated April 30, 2001
10.10****    Inventory and Working Capital Financing Agreement by and
             among Business Supplies Distributors Holdings, LLC, BSD
             Acquisition Corp., Priority Fulfillment Services, Inc.,
             PFSweb, Inc., Inventory Financing Partners, LLC and IBM
             Credit Corporation
10.11****    Collateralized Guaranty by and between Priority Fulfillment
             Services, Inc. and IBM Credit Corporation
10.12****    Guaranty to IBM Credit Corporation by PFSweb, Inc.
10.13****    Notes Payable Subordination Agreement by and between
             Priority Fulfillment Services, Inc., BSD Acquisition Corp.
             and IBM Credit Corporation
10.14****    Stock Purchase Agreement by and among Daisytek,
             Incorporated, BSD Acquisition Corp., Priority Fulfillment
             Services, Inc., PFSweb, Inc. and Priority Fulfillment
             Services Europe B.V.
10.15****    Operating Agreement of Business Supplies Distributors
             Holdings, LLC
10.16****    IBM Global Financing Platinum Plan Agreement (with Invoice
             Discounting) by and among Supplies Distributors, S.A.,
             Business Supplies Distributors Europe, B.V., PFSweb B.V.,
             and IBM Belgium Financial Services S.A.
10.17****    Collateralized Guaranty between Priority Fulfillment
             Services, Inc. and IBM Belgium Financial Services S.A.
10.18****    Guaranty to IBM Belgium Financial Services S.A. by PFSweb,
             Inc.
10.19****    Subordinated Demand Note by and among BSD Acquisition Corp.
             and Priority Fulfillment Services, Inc.
10.20*****   Ninth Amendment to Lease Agreement by and between AGBRI
             ATRIUM, L.P., and Priority Fulfillment Services, Inc.
10.21*****   Stock Option Agreement
21*****      Subsidiaries of the Registrant
23.1*****    Consent of KPMG LLP
23.2*****    Consent of Arthur Andersen LLP

---------------

     * Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

   ** Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended March 31, 2001

  *** Incorporated by reference from PFSweb, Inc. Schedule TO filed on April 30,
      2001

 **** Incorporated by reference from PFSweb, Inc. Form 10-Q/A for the quarterly period ended September 30, 2001

***** Filed herewith.