Form 10-Q
period 2002-03-31
PFSWEB INC
filed 2002-05-15
CIK 1095315

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from _______ to _______

                        Commission File Number 000-28275

                                  PFSWEB, INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                     75-2837058
    ------------------------------------              --------------------------
           (State of Incorporation)                   (I.R.S. Employer I.D. No.)

 500 NORTH CENTRAL EXPRESSWAY, PLANO, TEXAS                       75074
-------------------------------------------------------------------------------
 (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:           (972) 881-2900
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

At May 3, 2002 there were 18,183,272 shares of registrant's common stock outstanding, excluding 86,300 shares of common stock in treasury.

                          PFSWEB, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                 MARCH 31, 2002

                                      INDEX


                                                                                                 PAGE NUMBER
                                                                                                 -----------
PART I. FINANCIAL INFORMATION

      Item 1.     Financial Statements:
                      Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited) and
                           December 31, 2001.......................................................      3

                      Unaudited Interim Condensed Consolidated Statements of Operations for the Three
                           Months Ended March 31, 2002 and 2001....................................      4

                      Unaudited Interim Condensed Consolidated Statements of Cash Flows for the Three
                           Months Ended March 31, 2002 and 2001...................................       5

                      Notes to Unaudited Interim Condensed Consolidated Financial Statements......       6

      Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .........................................     14

      Item 3.     Quantitative and Qualitative Disclosure about Market Risk .......................     23

PART II. OTHER INFORMATION

      Item 4.     Submission of Matters to a Vote of Security Holders..............................     24

      Item 6.     Exhibits and Reports on Form 8-K ................................................     24


SIGNATURES            .............................................................................     25

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          PFSWEB, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                      ASSETS                                                    March 31,        December 31,
                                                                                                   2002              2001
                                                                                               ------------      ------------
                                                                                               (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents ............................................................     $      9,322      $     10,786
    Accounts receivable, net of allowance for doubtful accounts of $248 and $254
        at March 31, 2002 and December 31, 2001, respectively ............................            7,882             6,915
    Other receivables ....................................................................               --                92
    Prepaid expenses and other current assets ............................................            2,068             2,646
                                                                                               ------------      ------------
                  Total current assets ...................................................           19,272            20,439
                                                                                               ------------      ------------

PROPERTY AND EQUIPMENT, net ..............................................................           14,079            15,329

NOTE RECEIVABLE FROM AFFILIATE ...........................................................           11,800            11,655

OTHER ASSETS (including $2,876 and $2,722 of restricted cash at March 31, 2002 and
        December 31, 2001, respectively) .................................................            4,547             4,305
                                                                                               ------------      ------------

                  Total assets ...........................................................     $     49,698      $     51,728
                                                                                               ============      ============

                                                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt and capital lease obligations ......................     $      1,128      $        995
    Trade accounts payable ...............................................................            4,345             2,995
    Accrued expenses .....................................................................            5,526             5,300
                                                                                               ------------      ------------
                  Total current liabilities ..............................................           10,999             9,250
                                                                                               ------------      ------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current
                  portion ................................................................            3,629             3,663
                                                                                               ------------      ------------
DEFERRED INCOME ..........................................................................            2,061             2,210
                                                                                               ------------      ------------

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and
        outstanding ......................................................................               --                --
    Common stock, $0.001 par value; 40,000,000 shares authorized;
        18,235,796 and 18,143,409 shares issued at March 31, 2002 and December 31,
        2001, respectively; and 18,149,496 and 18,057,109 outstanding at March 31,
        2002 and December 31, 2001, respectively .........................................               18                18
    Additional paid-in capital ...........................................................           52,020            51,942
    Accumulated deficit ..................................................................          (17,384)          (14,157)
    Accumulated other comprehensive loss .................................................           (1,560)           (1,113)
    Treasury stock at cost, 86,300 shares at March 31, 2002 and December 31, 2001 ........              (85)              (85)
                                                                                               ------------      ------------
                  Total shareholders' equity .............................................           33,009            36,605
                                                                                               ------------      ------------

                  Total liabilities and shareholders' equity .............................     $     49,698      $     51,728
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

                          PFSWEB, INC. AND SUBSIDIARIES

        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               Three Months Ended
                                                                    March 31,
                                                         ------------------------------
                                                            2002               2001
                                                         ------------      ------------
REVENUES:
    Gross service fee revenue ......................     $      7,826      $     12,638
    Gross service fee revenue, affiliate (Note 8) ..            1,565                --
                                                         ------------      ------------
      Total gross service fee revenue ..............            9,391            12,638
    Less pass through charges ......................            1,073             1,397
                                                         ------------      ------------
      Net service fee revenue ......................            8,318            11,241
    Other net revenue ..............................               --               397
                                                         ------------      ------------
        Total  net revenues ........................            8,318            11,638
                                                         ------------      ------------

COSTS OF REVENUES:
    Cost of net service fee revenue ................            5,229             7,591
    Cost of other revenue ..........................               --                59
                                                         ------------      ------------
        Total costs of  net revenues ...............            5,229             7,650
                                                         ------------      ------------

        Gross profit ...............................            3,089             3,988

SELLING, GENERAL AND ADMINISTRATIVE
       EXPENSES ....................................            7,093             6,402
                                                         ------------      ------------
        Loss from operations .......................           (4,004)           (2,414)

EQUITY IN EARNINGS OF AFFILIATE ....................              512                --

INTEREST INCOME ....................................              265               211
                                                         ------------      ------------
        Loss before income taxes ...................           (3,227)           (2,203)

INCOME TAX BENEFIT .................................               --                11
                                                         ------------      ------------

NET LOSS ...........................................     $     (3,227)     $     (2,192)
                                                         ============      ============

NET LOSS PER SHARE:
     Basic and diluted .............................     $      (0.18)     $      (0.12)
                                                         ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
     Basic and diluted .............................           18,149            17,907
                                                         ============      ============


         The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

                          PFSWEB, INC. AND SUBSIDIARIES

        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                          ------------------------------
                                                                                              2002             2001
                                                                                          ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ........................................................................     $     (3,227)     $     (2,192)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization ................................................            1,648             1,635
       Deferred income taxes ........................................................               --               109
       Provision for doubtful accounts ..............................................               21               211
       Equity in earnings of affiliate ..............................................             (512)               --
       Non-cash compensation expense ................................................               24                --
       Changes in operating assets and liabilities:
           Accounts receivables .....................................................           (1,008)            1,575
           Prepaid expenses and other current assets ................................              713             1,546
           Accounts payable, accrued expenses and deferred income ...................            1,555             2,493
                                                                                          ------------      ------------
                Net cash provided by (used in) operating activities .................             (786)            5,377
                                                                                          ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment .............................................             (338)           (1,249)
    Increase in restricted cash .....................................................             (154)               --
    Loan to affiliate ...............................................................             (145)               --
                                                                                          ------------      ------------
                Net cash used in investing activities ...............................             (637)           (1,249)
                                                                                          ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment on long-term debt and capital lease obligations .........................             (259)              (35)
    Proceeds from issuance of common stock ..........................................               54                25
    Proceeds from debt ..............................................................              172                --
                                                                                          ------------      ------------
                Net cash used in financing activities ...............................              (33)              (10)
                                                                                          ------------      ------------

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS ...............................               (8)                5
                                                                                          ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS ...........................................           (1,464)            4,123

CASH AND CASH EQUIVALENTS, beginning of period ......................................           10,786            18,143
                                                                                          ------------      ------------

CASH AND CASH EQUIVALENTS, end of period ............................................     $      9,322      $     22,266
                                                                                          ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION Non-cash investing and financing activities:
    Fixed assets acquired under capital leases ......................................     $        186      $         --
                                                                                          ============      ============

    Increase in equity investment in affiliate ......................................     $        149      $         --
                                                                                          ============      ============


         The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.       OVERVIEW AND BASIS OF PRESENTATION

         PFSweb, Inc. (the "Company" or "PFSweb") is an international provider of integrated business process outsourcing services to major brand name companies seeking to maximize their supply chain efficiencies and to extend their traditional and e-commerce initiatives in the United States, Canada, and Europe. The Company offers such services as professional consulting, technology collaboration, managed hosting and creative web development, order management, web-enabled customer contact centers, customer relationship management, financial services including billing and collection services, information management, option kitting and assembly services, and international fulfillment and distribution services.

         The unaudited interim condensed consolidated financial statements as of March 31, 2002, and for the three months ended March 31, 2002 and 2001, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of March 31, 2002, its results of operations for the three months ended March 31, 2002 and 2001 and its results of cash flows for the three months ended March 31, 2002 and 2001. Results of the Company's operations for interim periods may not be indicative of results for the full fiscal year.

         Certain prior period data has been reclassified to conform to the current period presentation. Included in selling, general and administrative expenses in the three months ended March 31, 2002, are approximately $0.8 million of technology infrastructure costs that were incurred in both periods but that were recorded a component of cost of net service fee revenue in the three months ended March 31, 2001. These technology costs were principally dedicated to the activities that generated service fee revenue under the transaction management services contract with Daisytek International Corporation ("Daisytek"), the Company's former parent corporation, which was terminated in November 2001 (see Note 6). These reclassifications had no effect on previously reported net income or shareholders' equity.

2.       SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         Subsequent to the Offering and for all periods presented herein, the financial position, results of operations and cash flows of the Company are referred to as the consolidated financial statements of PFSweb, Inc. and subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

INVESTMENT IN AFFILIATE

         In 2001 the Company paid $750,000 in cash for a 49% ownership interest in Business Supplies Distributors Holdings, LLC, ("Holdings") (see Note 8). The Company records its interest in Holdings' net income, which is allocated and distributed to the owners pursuant to the terms of Holdings' operating agreement, under the modified equity method, which results in the Company recording its allocated earnings of Holdings or 100% of Holdings' losses.

         In addition to the equity investment, the Company has loaned a subsidiary of this affiliate $11.8 million in the form of a Subordinated Demand Note (the "Note"). The Note can be decreased to $6.5 million subject to Holdings' compliance with the covenants of its senior loan facilities, as amended. Management believes that the Note, which is due on demand, will not be repaid in its entirety within the upcoming year and has therefore classified the entire balance as long-term.

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




REVENUE AND COST RECOGNITION

         The Company's service fee revenues primarily relate to its (1) distribution services, (2) order management/customer care services and (3) the reimbursement of out-of-pocket and third-party vendor expenses.

         Distribution services relate primarily to inventory management, product receiving, warehousing and fulfillment (i.e., picking, packing and shipping). Revenue for these activities are either (i) earned on a per transaction basis or
(ii) earned at the time of product fulfillment which occurs at the completion of the distribution services.

         Order management/customer care services relate primarily to taking customer orders for our client's products via various channels such as telephone call-center, electronic or facsimile. These services also entail addressing customer questions related to orders, as well as cross-selling/up-selling activities. Revenue is recognized as the services are rendered. Fees charged to the client are on a per transaction basis based on either (i) a pre-determined fee per order or fee per telephone minutes incurred, or (ii) are included in the product fulfillment service fees which are recognized on product shipment. The Company's cost of service fee revenue, representing the cost to provide the services described above, is recognized as incurred. Cost of service fee revenue also includes certain costs associated with technology collaboration and ongoing technology support which consist of creative website development and maintenance, web hosting, technology interfacing, and other ongoing programming activities. These activities are primarily performed to support the distribution and order management/customer cares services and are recognized as incurred.

         The Company also performs billing services and information management services for its clients. Billing services and information management services are typically not billed separately to clients because the activities are continually performed, and the costs are insignificant and are generally covered by other fees described above. Therefore, any revenue attributable to these services is often included in the distribution or order management fees which are recognized as services are performed. The service fee revenue associated with these activities is currently not significant and is incidental to the above-mentioned services.

         The Company's billings for reimbursement of out-of-pocket expenses, such as travel, and certain third-party vendor expenses such as shipping and handling costs and telecommunication charges are included in gross service fee revenue. The related reimbursable costs are reflected as pass-through charges and reduce total gross service fee revenue in computing net service fee revenue.

         The Company recognizes revenue, and records trade accounts receivables, pursuant to the methods described above when collectibility is reasonably assured. Collectibility is evaluated on an individual customer basis taking into consideration historical payment trends, current financial position, results of independent credit evaluations and payment terms.

         Other revenue of $0.4 million for the three months ended March 31, 2001 represents the fees charged to a client in conjunction with the early termination of its contract. Cost of other revenue for the three months ended March 31, 2001 includes approximately $0.1 million of certain uncollectible amounts receivable from, and liabilities applicable to, clients who terminated contracts.

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

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                           MARCH 31, 2002   DECEMBER 31, 2001
                                           --------------   -----------------
Deferred implementation costs
  Current ..............................     $        761     $        845
  Non-current ..........................              607              655
                                             ------------     ------------
                                             $      1,368     $      1,500
                                             ============     ============
Deferred implementation revenues
  Current ..............................            1,254            1,434
  Non-current ..........................              913              988
                                             ------------     ------------
                                             $      2,167     $      2,422
                                             ============     ============

         Current and non-current deferred implementation costs are a component of prepaid expenses and other assets, respectively. Current and non-current deferred implementation revenues are a component of accrued expenses and deferred income, respectively.

CONCENTRATION OF BUSINESS AND CREDIT RISK

         The Company had four clients which accounted for approximately 67% of the Company's revenue for the three months ended March 31, 2002, of which 19% was from Holdings or its wholly-owned subsidiaries. Service fee revenue from Daisytek accounted for approximately 63% of the Company's total revenues for the three months ended March 31, 2001, of which 20% was from the Daisytek subsidiaries that were the predecessors to Supplies Distributors. As of March 31, 2002, three customers accounted for approximately 40% of accounts receivable, of which 14% is due from Holdings or its wholly-owned subsidiaries. as of December 31, 2001, two customers accounted for approximately 36% of accounts receivable, of which 12% was due from Holdings or its wholly-owned subsidiaries.

RESTRICTED CASH

         In conjunction with certain long-term debt and leases, as of March 31, 2002 and December 31, 2001, the Company had approximately $2.9 million and $2.7 million of cash restricted, respectively, as collateral for letters of credit that secure these debt and lease obligations. The letters of credit expire at various dates through July, 2004.

3.       RECENTLY ISSUED ACCOUNTING PRINCIPLES

         On January 1, 2002, the Company adopted the provisions of EITF D-103 "Income Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred." The Company's billings for out-of-pocket expenses, such as travel, and certain third-party vendor expenses such as shipping and handling costs and telecommunication charges are included in gross service fee revenue. The related reimbursable costs are reflected as pass-through charges and reduce total gross service fee revenue in computing net service fee revenues.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is currently assessing the impact on the consolidated financial statements and will adopt the provisions of this standard in the first quarter of 2003.

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.       COMPREHENSIVE LOSS (IN THOUSANDS)


                                                  Three Months Ended
                                                      March 31,
                                             ----------------------------
                                                 2002            2001
                                             -----------      -----------

Net loss ...............................     $    (3,227)     $    (2,192)
Other comprehensive income:
     Foreign currency translation
        adjustment .....................            (447)              10
                                             -----------      -----------
Comprehensive loss .....................     $    (3,674)     $    (2,182)
                                             ===========      ===========

         Effective April 1, 2001, in response to a change to the Euro for transaction activity previously conducted in the U.S. dollar by the Company's largest European client, the Company adopted the Euro as its functional currency for its European operations. As a result, beginning April 1, 2001, all assets and liabilities are translated at exchange rates in effect at the end of the period, and income and expense items are translated at the average exchange rates for the period. Translation adjustments are reported as a separate component of shareholders' equity. Gains and losses from foreign currency transactions are included in net loss.

5.       NET LOSS PER COMMON SHARE AND COMMON SHARE EQUIVALENT

         Basic and diluted net loss per common share attributable to PFSweb common stock were determined based on dividing the loss available to common stockholders by the weighted-average number of common shares outstanding. During the three months ended March 31, 2002 and 2001, all outstanding options to purchase common shares were anti-dilutive and have been excluded from the weighted diluted average share computation. As of March 31, 2002 and 2001 there were 5,982,391 and 5,756,195 options outstanding. There are no other potentially dilutive securities outstanding.

6.       TRANSACTIONS WITH DAISYTEK

         As of March 31, 2002, the Company had no receivables from Daisytek. As of December 31, 2001 the Company had receivables from Daisytek of approximately $0.1 million.

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

         On May 25, 2001, the Company completed the sale of certain assets to Daisytek pursuant to an Asset Purchase Agreement (the "Purchase Agreement") (See
Note 7). The Purchase Agreement included a termination by the Company and Daisytek of certain transaction management services agreements previously entered into between the Company and Daisytek and a Daisytek subsidiary. Concurrently with the closing of the asset sale, the Company and Daisytek also entered into a six-month transition services agreement under which the Company provided Daisytek with certain transitional and information technology services that expired in November 2001.

         For the three months ended March 31, 2001, the unaudited interim condensed consolidated financial statements include service fee revenues and cost of service fee revenues for certain services subcontracted to PFSweb by Daisytek under Daisytek's contractual agreements.

         Service fee revenues charged to Daisytek under (i) the IBM Master Distributor Agreements (See Note 8), entered into during the quarter ended September 30, 1999, (ii) terms of the transaction management services agreement with Daisytek, and (iii) for certain subcontracted services, were $7.4 million, for the three months ended March 31, 2001.

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



         Effective November 2001, the Company is not a party to any agreement to provide services for Daisytek.

7.       DISPOSITION OF ASSETS

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

         Pro forma net revenues and pro forma loss from operations for the three months ended March 31, 2001, assuming the transaction had occurred in January 2001, would have been $6.6 million and ($4.3) million, respectively. The pro forma data do not give effect to any fees earned by PFSweb for services provided to Daisytek under a six-month transition services agreement entered into on May 25, 2001 or the effect of the $5.8 million gain on the sale of the assets. Additionally, these pro forma adjustments do not consider certain infrastructure costs, such as operating costs associated with the information technology function, salaries of certain management and personnel, telephone and lease costs, and depreciation expense which supported this business but that will continue in the future. Because these ongoing costs were not considered, the pro forma adjustments to the loss from operations are not indicative of the overall margin earned under these transaction management services agreements.

8.       SUPPLIES DISTRIBUTORS

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

         The Company made an equity investment of $0.75 million in Holdings, which is included in other assets in the accompanying consolidated financial statements, for a 49% voting interest, and IFP made an equity investment of $0.25 million in Holdings for a 51% voting interest. Certain officers and a director of the

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Company collectively own a 49% non-voting interest in IFP. In addition to its equity investment in Holdings, the Company has also provided Supplies Distributors with a subordinated loan, evidenced by the Note, which, as of March 31, 2002, had an outstanding balance of $11.8 million. The Note, which is classified as a note receivable from affiliate, accrues interest at a fluctuating rate per annum equal to the Company's cost of funds, as determined by the Company. For the three months ended March 31, 2002, the Company charged interest at 10% and earned $0.3 million associated with the Note.

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

         On March 29, 2002, Supplies Distributors entered into amended credit facilities with IBM Credit and SDSA and BSD Europe entered into amended credit facilities with IBM Belgium. The asset based credit facility with IBM Credit provides financing for purchasing IBM inventory up to $32.5 million through June 30, 2002 and $27.5 million from July 1, 2002 through its expiration on March 29, 2003. The asset based credit facility with IBM Belgium provides up to 27 million Euros (approximately $23.5 million) in financing for purchasing IBM inventory through June 30, 2002 and 22 million Euros (approximately $19.1 million) thereafter. The IBM Belgium facility remains in force until not less than 60 days written notice by any party, but no sooner than March 29, 2003. These credit facilities contain cross default provisions, various restrictions upon the ability of Holdings, Supplies Distributors, SDSA and BSD Europe to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb (See
Note 9). Additionally, the Company is required to maintain a subordinated loan to Supplies Distributors of no less than $6.5 million and shareholders' equity of at least $25.0 million.

         Concurrent with these amended agreements, Supplies Distributors entered into a loan and security agreement with Congress Financial Corporation (Southwest) ("Congress") to provide financing for up to $25 million of eligible accounts receivables in the U.S. and Canada. The Congress facility expires on the earlier of three years or the date on which the parties to the IBM Master Distributor Agreement shall no longer operate under the terms of such agreement and/or IBM no longer supplies products pursuant to such agreement. Borrowings under the Congress facility accrue interest at prime rate plus 0.25% or Eurodollar rate plus 3.0% or on an adjusted basis, as defined. In Europe, SDSA entered into a two year factoring agreement with Fortis Commercial Finance N.V. ("Fortis") to provide factoring for up to 10 million Euros (approximately $8.7 million) of eligible accounts receivables. Borrowings under this agreement accrue interest at 8.5%, or on an adjusted basis as defined. These credit facilities contain cross default provisions, various restrictions upon the ability of Holdings, Supplies Distributors and SDSA to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb (See Note 9). Additionally, the Company is required to maintain a subordinated loan to Supplies Distributors of no less than $6.5 million and may not maintain restricted cash of more than $5.0 million as security for capital leases, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure.

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



         Pursuant to the terms of the Company's transaction management services agreement with Supplies Distributors, the Company earned service fees, which are reported as service fee revenue, affiliate in the accompanying unaudited interim condensed consolidated financial statements, of approximately $1.6 million for the three months ended March 31, 2002. For the three months ended March 31, 2001, prior to becoming a related party, service fees earned by PFSweb from BSD (the Daisytek subsidiary and predecessor to Supplies Distributors), associated with the same business activities, were $2.3 million, net of $0.2 million of pass-through charges. As of March 31, 2002 and December 31, 2001, the Company has trade accounts receivables of $1.1 million and $0.9 million due from Supplies Distributors, respectively.

         Pursuant to Holdings' operating agreement, Holdings allocates its earning and distributes its cash flow, as defined, in the following order of priority: first, to IFP until it has received a one-time amount equal to its capital contribution of $0.25 million; second, to IFP until it has received an amount equal to a 35% cumulative annual return on its capital contribution; third, to PFSweb until it has received a one-time amount equal to its capital contribution of $0.75 million; fourth, to PFSweb until it has received an amount equal to a 35% cumulative annual return on its capital contribution; and fifth, to PFSweb and IFP, pro rata, in accordance with their respective capital accounts. Notwithstanding the foregoing, no distribution may be made if, after giving effect thereto, the net worth of Holdings may be less than $1.0 million. Under the terms of its credit agreements, Holdings is currently limited to annual cash dividends of $0.6 million. The Company recorded $0.5 million of equity in the earnings of Holdings for the three months ended March 31, 2002.

         Summarized financial information for Holdings as of March 31, 2002 is as follows (in thousands):



Cash and cash equivalents .............................     $      2,583
Accounts receivable, net of allowance for
     doubtful accounts of $673 ........................           31,264
Inventories, net ......................................           41,971
Prepaid expenses and other current assets .............            4,388
Other assets, net (including restricted cash of
     $608) ............................................              851
                                                            ------------
       Total assets ...................................     $     81,057
                                                            ============

Trade accounts payable ................................     $     11,639
Accrued expenses ......................................            2,213
Debt (guaranteed by PFSweb) ...........................           53,779
Other debt ............................................              169
Note payable to affiliate .............................           11,800
Members' capital:
    Capital contributions .............................            1,000
    Retained earnings .................................              820
    Unrealized loss on investment .....................             (207)
    Accumulated other comprehensive loss ..............             (156)
                                                            ------------
       Total members' capital .........................            1,457
                                                            ------------
       Total liabilities and members' capital .........     $     81,057
                                                            ============

         Summarized operating information for Holdings for the three months ending March 31, 2002 is as follows (in thousands):


Net revenues .....................................     $     53,103
Cost of goods sold ...............................           50,080
                                                       ------------
Gross profit .....................................            3,023
Selling, general and administrative expenses .....            1,875
                                                       ------------
Income from operations ...........................            1,148
Interest expense .................................              433
                                                       ------------
Income before income taxes .......................              715
Income tax expense ...............................              296
                                                       ------------
Net income .......................................     $        419
                                                       ============

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



9.       COMMITMENTS AND CONTINGENCIES

         The Company has provided collateralized guarantees to secure the repayment of Supplies Distributors' credit facilities. As of March 31, 2002 the outstanding balance of the credit facilities guaranteed by the Company was approximately $54.0 million. These guarantees expire concurrently with the expiration of the underlying credit agreements. To the extent Supplies Distributors or its subsidiaries fails to comply with its covenants, including its monthly financial covenant requirements, and the lenders accelerate the repayment of the credit facility obligations, Supplies Distributors or its subsidiaries would be required to repay all amounts outstanding thereunder. In such event, the Company would be obligated to perform under those guarantees and repay, to the extent Supplies Distributors or its subsidiaries was unable to, Supplies Distributors' or its subsidiaries credit facility obligations. Additionally, if the Company was unable to maintain the Company's required level of stockholders' equity of $25.0 million or if the Company was to violate any of the restricted transactions pursuant to the IBM Credit, IBM Belgium, or Congress agreements (see Note 8), the Company could also be obligated to perform under these guarantees. Any requirement to perform under the Company's guarantees would have a material adverse impact on the Company's financial condition and results of operations and no assurance can be given that the Company will have the financial ability to repay all of such guaranteed obligations. In addition, in the event Supplies Distributors or its subsidiaries is, or would be, in default of its obligations under its credit facilities, the Company is restricted from receiving any payment of its Note and such event would also have a material adverse impact upon the Company's financial condition and results of operations. Furthermore, the Company is obligated to repay any over-advance made to Supplies Distributors or its subsidiaries by its lenders. An over-advance would arise in the event borrowings exceeded the maximum amount available under the eligible borrowing base, as defined. The Company has also provided a guarantee of the obligations of Supplies Distributors and its subsidiaries to IBM, excluding the trade payables that are financed by IBM Credit. No liabilities have been recorded in the accompanying financial statements for these guarantee obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.

FORWARD-LOOKING INFORMATION

         We have made forward-looking statements in this Report on Form 10-Q. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like "seek," "strive," "believe," "expect," "anticipate," "predict," "potential," "continue," "will," "may," "could," "intend," "plan," "target" and "estimate" or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to those set forth above or elsewhere in this Report on Form 10-Q and our Form 10-K for the nine-month transition period ended December 31, 2001, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:

         o our ability to retain and expand relationships with existing clients and attract new clients;

         o our reliance on the fees generated by the transaction volume or product sales of our clients;

         o our reliance on our clients' projections or transaction volume or product sales;

         o        our client mix and the seasonality of their business;

         o        our ability to finalize pending contracts;

         o        the impact of strategic alliances and acquisitions;

         o        trends in the market for our services;

         o        trends in e-commerce;

         o        whether we can continue and manage growth;

         o        changes in the trend toward outsourcing;

         o        increased competition;

         o our ability to generate more revenue and achieve sustainable profitability;

         o        effects of changes in profit margins;

         o        the customer concentration of our business;

         o the unknown effects of possible system failures and rapid changes in technology;

         o        trends in government regulation both foreign and domestic;

         o foreign currency risks and other risks of operating in foreign countries;

         o potential litigation involving our e-commerce intellectual property rights;

         o        our dependency on key personnel;

         o        our ability to raise additional capital;

         o our relationship with and our guarantees of the working capital indebtedness of our affiliate, Supplies Distributors;

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

         Our service fee revenue is typically charged on a percent of shipped revenue basis or on a per-transaction basis, such as a per-minute basis for Web-enabled customer contact center services and a per-item basis for fulfillment services. Additional fees are billed for other services. We price our services based on a variety of factors, including the depth and complexity of the services provided, the amount of capital expenditures or systems customization required, the length of contract and other factors. Our billings for reimbursements of out-of-pocket expenses, such as travel and certain third-party vendor expenses such as shipping and handling costs and telecommunication charges are included in gross service fee revenue. The related reimbursable costs are reflected as pass-through charges and reduce total gross service fee revenue in computing net service fee revenue.

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

RESULTS OF OPERATIONS

         The following table sets forth certain historical financial information from our unaudited interim condensed consolidated statements of operations expressed as a percent of revenue.


                                                             Three Months Ended
                                                                   March 31,
                                                       -------------------------------
                                                          2002                2001
                                                       ------------       ------------
Gross service fee revenue ........................             94.1%             108.6%
Gross service fee revenue, affiliate .............             18.8                 --
                                                       ------------       ------------
Total gross service fee revenue ..................            112.9              108.6
Pass-through charges .............................            (12,9)             (12.0)
                                                       ------------       ------------
Net service fee revenue ..........................            100.0               96.6
Other net revenue ................................               --                3.4
                                                       ------------       ------------
       Total net revenues ........................            100.0              100.0
Cost of net service fee revenue (as % of  net
    service fee revenue) .........................             62.9               67.5
Cost of other net revenue (as % of total net
    revenue) .....................................               --                0.5
                                                       ------------       ------------
       Total costs of net revenues ...............             62.9               65.7
                                                       ------------       ------------
Gross profit .....................................             37.1               34.3
Selling, general and administrative expenses .....             85.3               55.0
                                                       ------------       ------------
Loss from operations .............................            (48.2)             (20.7)
Equity in earnings of affiliate ..................              6.2                 --
Interest income ..................................              3.2                1.8
                                                       ------------       ------------
Loss before income taxes .........................            (38.8)             (18.9)
Income tax benefit ...............................               --                0.1
                                                       ------------       ------------
Net loss .........................................            (38.8)%            (18.8)%
                                                       ============       ============


RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED MARCH 31, 2002 AND 2001

         Net Service Fee Revenue (including service fee revenue, affiliate). Service fee revenue was $8.3 million for the three months ended March 31, 2002 as compared to $11.2 million for the three months ended March 31, 2001, a decrease of $2.9 million or 26.0%. The decrease in service fee revenue over the prior period was due to the impact of certain contract terminations, primarily the Daisytek contract, as well as certain other lower margin producing contracts. This reduction was partially offset by the impact of new service contract relationships and growth in existing client relationships. In conjunction with the $10.9 million sale of a distribution facility to Daisytek in May 2001 (discussed below in "Liquidity and Capital Resources"), we terminated certain of our transaction management services agreements entered into between us and Daisytek and a Daisytek subsidiary. Concurrently with the closing of the facility sale, we entered into a six-month transition services agreement to provide Daisytek with certain transitional and information technology services. The net impact of the changes in our services provided to Daisytek was a reduction in revenue of $7.4 million for the three months ended March 31, 2002. The reduction in net service fee revenue attributed to the termination of lower margin producing contracts was $0.7 million for the three months ended March 31, 2002. For the three months ended March 31, 2002, the increase in net service fee revenue attributed to new client contract relationships was $3.3 million. For the three months ended March 31, 2002, the increase in net service fee revenue from existing contracts was $1.9 million. We believe our revenue was negatively impacted by the recent slowdown in the U.S. economy and the seasonality of our largest client, which has a low first quarter of business activity followed by a higher second quarter.

         Pursuant to the terms of the Company's transaction management services agreement with Supplies Distributors, the Company earned service fees, which are reported as service fee revenue, affiliate in the accompanying unaudited interim condensed consolidated financial statements, of approximately $1.6 million for the three months ended March 31, 2002. For the three months ended March 31, 2001, prior to becoming a related party, service fees earned by PFSweb from BSD (the Daisytek subsidiary and predecessor to Supplies Distributors), associated with the same business activities, were $2.3 million, net of $0.2 million of pass-through charges.

         Other Revenue. Other revenue of $0.4 million for the three months ended March 31, 2001 represents the fees charged to a client in conjunction with the early termination of its contract.

         Cost of Net Service Fee Revenue. Cost of net service fee revenue was $5.2 million for the three months ended March 31, 2002, as compared to $7.6 million during the three months ended March 31, 2001, a decrease of $2.4 million or 31.1%. The resulting service fee gross profit was $3.1, million or 37.1% of net service fee revenue, during the three months ended March 31, 2002 as compared to $3.6 million, or 32.5% of net service fee revenue for the three months ended March 31, 2001. The reduction in gross profit is primarily a result of the decrease in service fee revenue. However, our gross profit as a percent of net service fee revenue increased in the current period because the gross profit percentage earned on certain contracts terminated during or since the three months ended March 31, 2001 was lower than the contracts we continue to operate.

         Cost of Other Net Revenue. Cost of other revenue for the three months ended March 31, 2001 reflect approximately $0.1 million of certain uncollectible amounts receivable from, and accrued expenses applicable to, clients who terminated contracts.

         Selling, General and Administrative Expenses. SG&A expenses were $7.1 million for the three months ended March 31, 2002, or 85.3% of revenues, as compared to $6.4 million, or 55.0% of revenues, for the three months ended March 31, 2001. SG&A expenses increased over the prior year due to approximately $0.8 million of technology infrastructure costs that were incurred in both periods but that were recorded as a component of cost of service fee revenue in the prior year. These technology costs were principally dedicated to the activities that generated service fee revenue under the transaction management services contract with Daisytek, which was terminated in November 2001. Increases in sales and marketing costs in the current period were offset by a net decrease in personnel compensation costs due to head count reductions.

         Equity in Earnings of Affiliate. For the three months ended March 31, 2002, we recorded $0.5 million of equity in earnings of affiliate which represents our allocation of Holdings earnings.

         Interest Income. Interest income was $0.3 million for the three months ended March 31, 2002 as compared to interest income of $0.2 million for the three months ended March 31, 2001. The increase in interest income is attributable to the impact of higher interest rates charged on our subordinated loan to Supplies Distributors partially offset by lower interest rates earned by our cash and cash equivalents and higher interest expense due to an increase in our long-term debt and capital lease obligations.

         Income Taxes. For the three months ended March 31, 2002, we did not record any tax benefits associated with our net loss since we have not established a sufficient history of earnings for our operations. A valuation allowance has been provided for our net deferred tax assets as of March 31, 2002, which are primarily related to our net operating loss carryforwards. For the three months ended March 31, 2001, we recorded an income tax benefit associated with the true-up of previously estimated tax attributes for fiscal 2000, which were due to us since our prior results were included in Daisytek's consolidated tax return, offset by an income tax provision associated with a pre-tax income from our Canadian operations. We did not record an income tax benefit for our European pre-tax losses in the current or prior period.

SUPPLIES DISTRIBUTORS

         Business Supplies Distributors (a Daisytek subsidiary -- "BSD"), Daisytek and IBM and us were parties to various Master Distributor Agreements which had various scheduled expiration dates through September 2001. Under these agreements, BSD and its affiliates Business Supplies Distributors Europe B.V. ("BSD Europe"), a Daisytek subsidiary, and BSD (Canada) Inc., a Daisytek subsidiary ("BSD Canada" and together with BSD and BSD Europe, the "BSD Companies"), acted as master distributors of various IBM products, Daisytek provided financing and credit support to the BSD Companies and we provided transaction management and fulfillment services to the BSD Companies. On June 8, 2001, Daisytek notified us and IBM that it did not intend to renew these agreements upon their scheduled expiration dates. In July 2001, we and Inventory Financing Partners, LLC ("IFP") formed Business Supplies Distributors Holdings,

LLC ("Holdings"), and Holdings formed a wholly-owned subsidiary, Supplies Distributors ("Supplies Distributors"). Concurrently, Supplies Distributors formed its wholly-owned subsidiaries Supplies Distributors of Canada, Inc. ("SDC") and Supplies Distributors S.A. ("SDSA"), a Belgium corporation. Supplies Distributors, SDSA, IBM and PFSweb entered into new Master Distributor Agreements to replace the prior agreements. Under the new agreements, Supplies Distributors and SDSA act as master distributors of various IBM products and, pursuant to a transaction management services agreement between us and Supplies Distributors, we provide transaction management and fulfillment services to Supplies Distributors. We made an equity investment of $0.75 million in Holdings for a 49% voting interest, and IFP made an equity investment of $0.25 million in Holdings for a 51% voting interest. Certain officers and a director of PFSweb own a 49% non-voting interest in IFP. In addition to its equity investment in Holdings, we have also provided Supplies Distributors with a subordinated loan, which, as of March 31, 2002, had an outstanding balance of $11.8 million and accrued interest at approximately 10%. The balance can be decreased to $6.5 million subject to Supplies Distributors' compliance with the covenants of its senior loan facilities, as amended.

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

         On March 29, 2002, Supplies Distributors entered into amended credit facilities with IBM Credit and SDSA and BSD Europe entered into amended credit facilities with IBM Belgium. The asset based credit facility with IBM Credit provides financing for purchasing IBM inventory up to $32.5 million through June 30, 2002 and $27.5 million from July 1, 2002 through its expiration on March 29, 2003. The asset based credit facility with IBM Belgium provides up to 27 million Euros (approximately $23.5 million) in financing for purchasing IBM inventory through June 30, 2002 and 22 million Euros (approximately $19.1 million) thereafter. The IBM Belgium facility remains in force until not less than 60 days written notice by any party, but no sooner than March 29, 2003. These credit facilities contain cross default provisions, various restrictions upon the ability of Holdings, Supplies Distributors, SDSA and BSD Europe to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, we are required to maintain a subordinated loan to Supplies Distributors of no less than $6.5 million, and shareholders' equity of at least $25.0 million. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or SDSA under these facilities. An over-advance would arise in the event borrowings exceeded the maximum amount available under the eligible borrowing base, as defined.

         Concurrent with these amended agreements, Supplies Distributors entered into a loan and security agreement with Congress Financial Corporation (Southwest) ("Congress") to provide financing for up to $25 million of eligible accounts receivables in the U.S. and Canada. The Congress facility expires on the earlier of three years or the date on which the parties to the IBM Master Distributor Agreement shall no longer operate under the terms of such agreement and/or IBM no longer supplies products pursuant to such agreement. Borrowings under the Congress facility accrue interest at prime rate plus 0.25% or Eurodollar rate plus 3.0% or on an adjusted basis, as defined. In Europe, SDSA entered into a two year factoring agreement with Fortis Commercial Finance N.V. ("Fortis") to provide factoring for up to 10 million Euros (approximately $8.7 million) of eligible accounts receivables. Borrowings under this agreement accrue interest at 8.5%, or on an adjusted basis as defined. These credit facilities contain cross default provisions, various restrictions upon the ability of Holdings, Supplies Distributors and SDSA to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, we are required to maintain a subordinated loan of no less than $6.5 million to Supplies Distributors and may not maintain restricted cash of more than $5.0 million as security for capital leases, and are restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors under the Congress facility. An over-advance would arise in the event borrowings exceeded the maximum amount available under the eligible borrowing base, as defined. PFS has also provided a guarantee of the obligations of Supplies Distributors and SDSA to IBM, excluding the trade payables that are financed by IBM credit.

         Pursuant to the terms of our transaction management services agreement with Supplies Distributors, we earned service fees, which are reported as gross service fee revenue, affiliate in the accompanying unaudited interim condensed consolidated financial statements, of approximately $1.6 million for the three months ended March 31, 2002. For the three months ended March 31, 2001, prior to becoming a related party, service fees earned by PFSweb from BSD, associated with the Master Distributor Agreements, were $2.3 million, net of $0.2 million of pass-through charges. As of March 31, 2002 and December 31, 2001 we had trade accounts receivables of $1.1 million and $0.9 million due from Supplies Distributors, respectively.

         We record our interest in Holdings' net income, which is allocated and distributed to the owners pursuant to the terms of Holdings' operating agreement, under the modified equity method, which results in us recording our allocated earnings of Holdings or 100% of Holdings' losses. Pursuant to Holdings' operating agreement, Holdings allocates its earning and distributes its cash flow, as defined, in the following order of priority: first, to IFP until it has received a one-time amount equal to its capital contribution of $0.25 million; second, to IFP until it has received an amount equal to a 35% cumulative annual return on its capital contribution; third, to PFSweb until it has received a one-time amount equal to its capital contribution of $0.75 million; fourth, to PFSweb until it has received an amount equal to a 35% cumulative annual return on its capital contribution; and fifth, to PFSweb and IFP, pro rata, in accordance with their respective capital accounts. Notwithstanding the foregoing, no distribution may be made if, after giving effect thereto, the net worth of Holdings shall be less than $1.0 million. Under terms of the credit agreements described above, Holdings is currently limited to annual cash dividends of $0.6 million. We recorded $0.5 million of equity in the earnings of Holdings for the three months ended March 31, 2002.

         Summarized financial information for Holdings as of March 31, 2002 is as follows (in thousands):


Cash and cash equivalents ...........................     $      2,583
Accounts receivable, net of allowance for
   doubtful accounts of $673 ........................           31,264
Inventories, net ....................................           41,971
Prepaid expenses and other current assets ...........            4,388
Other assets, net (including restricted cash of
  $608) .............................................              851
                                                          ------------
        Total assets ................................     $     81,057
                                                          ============

Trade accounts payable ..............................     $     11,639
Accrued expenses ....................................            2,213
Debt (guaranteed by PFSweb) .........................           53,779
Other debt ..........................................              169
Note payable to affiliate ...........................           11,800
Members' capital:
    Capital contributions ...........................            1,000
    Retained earnings ...............................              820
    Unrealized loss on investment ...................             (207)
    Accumulated other comprehensive loss ............             (156)
                                                          ------------
       Total members' capital .......................            1,457
                                                          ------------
       Total liabilities and members' capital .......     $     81,057
                                                          ============

         Summarized operating information for Holdings for the three months ended March 31, 2002 is as follows (in thousands):


Net revenues .....................................     $     53,103
Cost of goods sold ...............................           50,080
                                                       ------------
Gross profit .....................................            3,023
Selling, general and administrative expenses .....            1,875
                                                       ------------
Income from operations ...........................            1,148
Interest expense .................................              433
                                                       ------------
Income before income taxes .......................              715
Income tax expense ...............................              296
                                                       ------------
Net income .......................................     $        419
                                                       ============

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

         Net cash used in operating activities was $0.8 million for the three months ended March 31, 2002, and primarily resulted from cash used to fund operating losses and the net impact of an increase in accounts receivables of $1.0 million, partially offset by an increase in accounts payable and accrued expenses of $1.6 million and a decrease in prepaid expenses and other current assets of $0.7 million. The increase in accounts receivable is primarily due to a $1.2 million increase in credit card charges owed to us as part of the billing and collection services we perform on behalf of our clients. Once collected, these funds are remitted to our clients. The increase in accounts payable and accrued expenses is primarily due to a $2.0 million increase in credit card charges collected or to be collected that are owed to our clients and were remitted in April. The decrease in other current assets primarily relates to the collection of VAT receivables associated with our European operations. Net cash provided by operating activities was $5.4 million for the three months ended March 31, 2001, and primarily resulted from an increase in accounts payable and accrued expenses of $2.5 million, decreases in accounts receivable of $1.6 million and prepaid expenses and other current assets of $1.5 million, partially offset by cash used to fund operating losses.

         Net cash used by investing activities for the three months ended March 31, 2002 totaled $0.6 million, representing capital expenditures of $0.3 million, a $0.2 million increase in our restricted cash balance to $2.9 million, which is to secure our long-term debt and lease financing, and an increase of $0.1 million in our subordinated loan to Supplies Distributors, which totaled $11.8 million at March 31, 2002. Cash used in investing activities for capital expenditures totaled $1.2 million for the three months ended March 31, 2001. Capital expenditures have historically consisted primarily of additions to upgrade our management information systems, including our Internet-based customer tools, other methods of e-commerce and general expansion of our facilities, both domestic and foreign. We expect to incur capital expenditures in order to support new contracts and anticipated future growth opportunities. We anticipate that our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months will be approximately $2 to $4 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. A portion of these expenditures may be financed through operating or capital leases.

         Net cash used in financing activities was approximately $33,000 for the three months ended March 31, 2002, representing the proceeds from debt and from the issuance of common stock pursuant to our employee stock purchase plan offset by payments on our long-term debt and capital lease obligations. Net cash used in financing activities was approximately $10,000 for the three months ended March 31, 2001, representing payments on our capital lease obligations offset by the proceeds from issuance of common stock.

         During the three months ended March 31, 2002, our working capital decreased to $8.3 million from $11.2 million at December 31, 2001, primarily due to the funding of operations and capital expenditures. In order to obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including utilizing capital or operating leases, establishing our own credit facility, entering into asset based lending or factoring programs, or transferring a portion of our subordinated loan balances, due from Supplies Distributors, to third-parties. In conjunction with these alternatives we may be required to provide certain letters of credit to secure these arrangements. No assurances can be given that we will be successful in obtaining any additional financing or the terms thereof. Additionally, in conjunction with Supplies Distributors finalizing its long-term financing objectives, we anticipate that up to several million of PFSweb's subordinated debt will be repaid in the June quarter. We currently believe that our cash position and funds generated from operations will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements and our lease obligations, and additional subordinated loans to Supplies Distributors, if necessary, for at least the next twelve months.

         The following is a schedule of our total contractual cash and other obligations, which is comprised of operating leases, other obligations, which represents $0.2 million of contingent obligations that we believe will be paid in the next twelve months, long-term debt and capital leases, including interest (in millions):


                                                                                                    TOTAL
                                                              OPERATING        LONG-TERM         CONTRACTUAL
                                                               LEASES           DEBT AND          CASH AND
                                                              AND OTHER         CAPITAL             OTHER
                                                             OBLIGATIONS         LEASES          OBLIGATIONS
                                                            -------------     -------------     -------------
Twelve Months Ended March 31,
  2003 ................................................     $       6,254     $       1,367     $       7,621
  2004 ................................................             5,948             1,359             7,307
  2005 ................................................             3,371               950             4,321
  2006 ................................................             2,787               786             3,573
  2007 ................................................             2,606               531             3,137
  Thereafter ..........................................             1,904               496             2,400
                                                            -------------     -------------     -------------
          Total contractual cash obligations ..........     $      22,870     $       5,489     $      28,359
                                                            =============     =============     =============

         In support of certain debt instruments and leases, as of March 31, 2002, we had $2.9 million of cash restricted in the form of letters of credit. The letters of credit expire at various dates through July 2004. As described above, we have provided collateralized guarantees to secure the repayment of Supplies Distributors' credit facilities. As of March 31, 2002, the outstanding balance of the credit facilities guaranteed by PFSweb was approximately $54.0 million. These guarantees expire concurrently with the expiration of the underlying credit agreements. To the extent Supplies Distributors or its subsidiaries fails to comply with its covenants, including its monthly financial covenant requirements, and the lenders accelerate the repayment of the credit facility obligations, Supplies Distributors or its subsidiaries would be required to repay all amounts outstanding thereunder. In such event, we would be obligated to perform under those guarantees and repay, to the extent Supplies Distributors or its subsidiaries was unable to, Supplies Distributors' or its subsidiaries credit facility obligations. Additionally, if we were unable to maintain our required level of stockholders' equity of $25.0 million or if we were to violate any of the restricted transactions pursuant to the IBM Credit, IBM Belgium, or Congress agreements, we could also be obligated to perform under these guarantees. Any requirement to perform under our guarantees would have a material adverse impact on our financial condition and results of operations and no assurance can be given that we will have the financial ability to repay all of such guaranteed obligations. In addition, in the event Supplies Distributors or its subsidiaries is, or would be, in default of its obligations under its credit facilities, we are restricted from receiving any payment of our subordinated loans and such event would also have a material adverse impact upon our financial condition and results of operations. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or its subsidiaries by its lenders. An over-advance would arise in the event borrowings exceeded the maximum amount available under the eligible borrowing base, as defined. No liabilities have been recorded in the accompanying financial statements for these guarantee obligations. The Company does not have any other material commercial commitments.

         Currently, we believe that we are operating with and incurring costs applicable to excess capacity in both our North American and European operations. We believe that as we add revenue, we will be able to cover our existing infrastructure and public company costs and reach profitability. We currently estimate that the net service fee revenue needed to leverage our infrastructure and reach profitability is approximately $14 million per quarter. No assurance can be given that we can achieve such operating levels, or that, if achieved, we will be profitable in any particular fiscal period.

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

SEASONALITY

         The seasonality of our business is dependent upon the seasonality of our clients' business and their sale of their products. Accordingly, our management must rely upon the projections of our clients in assessing quarterly variability. We believe that with our current client mix, our business activity will be at it lowest in the quarter ended March 31 and at its highest in the quarter ended June 30.

         We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.

INFLATION

         Management believes that inflation has not had a material effect on our operations.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         On January 1, 2002, the Company adopted the provisions of EITF D-103 "Income Characterization of Reimbursements Received for `Out-of -Pocket' Expenses Incurred." For the periods presented above, our billings for reimbursements of `out-of-pocket' expenses, such as travel, and certain third-party vendor expenses such as shipping and handling costs and telecommunication charges are included in gross service fee revenue. The related reimbursable costs are reflected as pass-through charges and reduce total gross service fee revenue in computing net service fee revenue.

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

CRITICAL ACCOUNTING POLICIES

         A description of critical accounting policies is included in footnote 2 to the accompanying unaudited interim condensed consolidated financial statements. For other significant accounting policies, see Note 2 to the consolidated financial statements in the Company's December 31, 2001 Annual Report on Form 10-K.

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

    a)   Exhibits:

          EXHIBIT
            NO.             DESCRIPTION OF EXHIBITS
          -------           -----------------------

           3.1*

                            Amended and Restated Certificate of Incorporation

           3.2*             Amended and Restated Bylaws

          10.1** Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., Inventory Financing Partners, LLC and IBM Credit Corporation

          10.2** Amended and Restated Collateralized Guaranty by and between Priority Fulfillment Services, Inc. and IBM Credit Corporation

          10.3** Amended and Restated Guaranty to IBM Credit Corporation by PFSweb, Inc.

          10.4** Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation

          10.5** Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors Europe B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

          10.6** Amended and Restated Collateralized Guaranty between Priority Fulfillment Services, Inc. and IBM Belgium Financial Services S.A.

          10.7** Amended and Restated Guaranty to IBM Belgium Financial Services S.A. by PFSweb, Inc.

          10.8** Subordinated Demand Note by and between Supplies Distributors, Inc. and Priority Fulfillment Services, Inc.

          10.9** Notes Payable Subordination Agreement between Congress Financial Corporation (Southwest) and Priority Fulfillment Services, Inc.

          10.10** Guarantee in favor of Congress Financial Corporation (Southwest) by Business Supplies Distributors Holdings, LLC, Priority Fulfillment Services, Inc. and PFSweb, Inc.

          10.11** General Security Agreement by Priority Fulfillment Services, Inc. in favor of Congress Financial Corporation (Southwest).

          10.12** Inducement Letter by Priority Fulfillment Services, Inc. and PFSweb, Inc. in favor of Congress Financial Corporation (Southwest).

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

Date: May 15, 2002




                                                PFSweb, Inc.

                                                By:  /s/ Thomas J. Madden
                                                     ---------------------------
                                                     Thomas J. Madden
                                                     Chief Financial Officer,
                                                     Chief Accounting Officer,
                                                     Executive Vice President

                                INDEX TO EXHIBITS




       EXHIBIT
        NUMBER                    DESCRIPTION
       -------                    -----------

           3.1*             Amended and Restated Certificate of Incorporation

           3.2*             Amended and Restated Bylaws

          10.1** Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC,
                            Supplies Distributors, Inc., Priority Fulfillment
                            Services, Inc., PFSweb, Inc., Inventory Financing
                            Partners, LLC and IBM Credit Corporation

          10.2** Amended and Restated Collateralized Guaranty by and between Priority Fulfillment Services, Inc. and IBM
                            Credit Corporation

          10.3**            Amended and Restated Guaranty to IBM Credit
                            Corporation by PFSweb, Inc.

          10.4**            Amended and Restated Notes Payable Subordination
                            Agreement by and between Priority Fulfillment
                            Services, Inc., Supplies Distributors, Inc. and IBM
                            Credit Corporation

          10.5**            Amended and Restated Platinum Plan Agreement (with
                            Invoice Discounting) by and among Supplies
                            Distributors, S.A., Business Supplies Distributors
                            Europe B.V., PFSweb B.V., and IBM Belgium Financial
                            Services S.A.

          10.6**            Amended and Restated Collateralized Guaranty between
                            Priority Fulfillment Services, Inc. and IBM Belgium
                            Financial Services S.A.

          10.7**            Amended and Restated Guaranty to IBM Belgium
                            Financial Services S.A. by PFSweb, Inc.

          10.8**            Subordinated Demand Note by and between Supplies
                            Distributors, Inc. and Priority Fulfillment
                            Services, Inc.

          10.9**            Notes Payable Subordination Agreement between
                            Congress Financial Corporation (Southwest) and
                            Priority Fulfillment Services, Inc.

          10.10**           Guarantee in favor of Congress Financial Corporation
                            (Southwest) by Business Supplies Distributors
                            Holdings, LLC, Priority Fulfillment Services, Inc.
                            and PFSweb, Inc.

          10.11**           General Security Agreement by Priority Fulfillment
                            Services, Inc. in favor of Congress Financial
                            Corporation (Southwest).

          10.12**           Inducement Letter by Priority Fulfillment Services,
                            Inc. and PFSweb, Inc. in favor of Congress Financial
                            Corporation (Southwest).

----------

* Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

**       Filed herewith.