Form 10-Q
period 2002-06-30
PFSWEB INC
filed 2002-08-14
CIK 1095315

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly
                  Period Ended June 30, 2002

                                       OR

         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from _______ to _______

                        Commission File Number 000-28275

                                  PFSWEB, INC.
                                  ------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                      75-2837058
-------------------------------              ----------------------------------
    (State of Incorporation)                    (I.R.S. Employer I.D. No.)

  500 NORTH CENTRAL EXPRESSWAY, PLANO, TEXAS                    75074
--------------------------------------------          -------------------------
  (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:           (972) 881-2900
                                                     ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  X             No
                          ----               ----

At August 7, 2002 there were 18,268,154 shares of registrant's common stock outstanding, excluding 86,300 shares of common stock in treasury.

                          PFSWEB, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                  JUNE 30, 2002

                                      INDEX


PART I.     FINANCIAL INFORMATION                                                                    PAGE NUMBER
                                                                                                     -----------
      Item 1.     Financial Statements:
                      Condensed Consolidated Balance Sheets as of June 30, 2002
                           (unaudited) and December 31, 2001.......................................      3

                      Unaudited Interim Condensed Consolidated Statements of
                           Operations for the Three and Six Months Ended June 30, 2002
                           and 2001................................................................      4

                      Unaudited Interim Condensed Consolidated Statements of Cash
                           Flows for the Three and Six Months Ended June 30, 2002 and
                           2001...................................................................       5

                      Notes to Unaudited Interim Condensed Consolidated Financial
                           Statements.............................................................       6

      Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .........................................     15

      Item 3.     Quantitative and Qualitative Disclosure about Market Risk .......................     25

PART II.    OTHER INFORMATION

      Item 4.     Submission of Matters to a Vote of Security Holders..............................     26

      Item 6.     Exhibits and Reports on Form 8-K ................................................     27


SIGNATURES            .............................................................................     28

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          PFSWEB, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                      ASSETS                                                  June 30,        December 31,
                                                                                                2002              2001
                                                                                             ------------     ------------
                                                                                             (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents ...........................................................    $      9,124     $     10,669
    Accounts receivable, net of allowance for doubtful accounts of $238 and $254
        at June 30, 2002 and December 31, 2001, respectively ............................           8,560            6,915
    Other receivables ...................................................................              --               92
    Prepaid expenses and other current assets ...........................................           1,541            2,646
                                                                                             ------------     ------------
                  Total current assets ..................................................          19,225           20,322
                                                                                             ------------     ------------

PROPERTY AND EQUIPMENT, net .............................................................          14,250           15,329
NOTE RECEIVABLE FROM AFFILIATE ..........................................................           8,800           11,655
RESTRICTED CASH .........................................................................           2,884            2,722
INVESTMENT IN AFFILIATE .................................................................           1,955              750
OTHER ASSETS ............................................................................             541              833
                                                                                             ------------     ------------

                  Total assets ..........................................................    $     47,655     $     51,611
                                                                                             ============     ============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt and capital lease obligations .....................    $      1,344     $        995
    Trade accounts payable ..............................................................           3,000            2,838
    Accrued expenses ....................................................................           5,908            5,300
                                                                                             ------------     ------------
                  Total current liabilities .............................................          10,252            9,133
                                                                                             ------------     ------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current
                  portion ...............................................................           3,620            3,663
                                                                                             ------------     ------------
DEFERRED INCOME .........................................................................           1,842            2,210
                                                                                             ------------     ------------

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and
        outstanding .....................................................................              --               --
    Common stock, $0.001 par value; 40,000,000 shares authorized;
        18,269,572 and 18,143,409 shares issued at June 30, 2002 and December
        31, 2001, respectively; and 18,183,272 and 18,057,109 outstanding at

        June 30, 2002 and December 31, 2001, respectively ...............................              18               18
    Additional paid-in capital ..........................................................          52,047           51,942
    Accumulated deficit .................................................................         (19,792)         (14,157)
    Accumulated other comprehensive loss ................................................            (247)          (1,113)
    Treasury stock at cost, 86,300 shares at June 30, 2002 and December 31, 2001 ........             (85)             (85)
                                                                                             ------------     ------------
                  Total shareholders' equity ............................................          31,941           36,605
                                                                                             ------------     ------------

                  Total liabilities and shareholders' equity ............................    $     47,655     $     51,611
                                                                                             ============     ============

         The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

                          PFSWEB, INC. AND SUBSIDIARIES

        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                 JUNE  30,                        JUNE  30,
                                                         ---------------------------     ---------------------------
                                                            2002            2001            2002            2001
                                                         -----------     -----------     -----------     -----------
REVENUES:
    Gross service fee revenue .......................    $     9,880     $    10,621     $    17,706     $    23,259
    Gross service fee revenue, affiliate (Note 8) ...          1,575              --           3,140              --
                                                         -----------     -----------     -----------     -----------
      Total gross service fee revenue ...............         11,455          10,621          20,846          23,259
    Less pass-through charges .......................          1,117           1,204           2,190           2,601
                                                         -----------     -----------     -----------     -----------
      Net service fee revenue .......................         10,338           9,417          18,656          20,658
    Other net revenue ...............................             --             100              --             497
                                                         -----------     -----------     -----------     -----------
        Total  net revenues .........................         10,338           9,517          18,656          21,155
                                                         -----------     -----------     -----------     -----------

COSTS OF REVENUES:
    Cost of net service fee revenue .................          6,376           6,087          11,605          13,678
    Cost of other revenue ...........................             --              --              --              59
                                                         -----------     -----------     -----------     -----------
        Total costs of  net revenues ................          6,376           6,087          11,605          13,737
                                                         -----------     -----------     -----------     -----------

        Gross profit ................................          3,962           3,430           7,051           7,418

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES .......................................           7024           5,978          14,117          12,380
OTHER ...............................................             --          (4,280)             --          (4,280)
                                                         -----------     -----------     -----------     -----------
        Income (loss) from operations ...............         (3,062)          1,732          (7,066)           (682)

EQUITY IN EARNINGS OF AFFILIATE .....................            386              --             898              --

INTEREST INCOME, NET ................................            268             171             533             382
                                                         -----------     -----------     -----------     -----------
        Income (loss) before income taxes ...........         (2,408)          1,903          (5,635)           (300)

INCOME TAX BENEFIT ..................................             --              --              --              11
                                                         -----------     -----------     -----------     -----------

NET INCOME (LOSS) ...................................    $    (2,408)    $     1,903     $    (5,635)    $      (289)
                                                         ===========     ===========     ===========     ===========

NET INCOME (LOSS) PER SHARE:
     Basic and diluted ..............................    $     (0.13)    $      0.11     $     (0.31)    $     (0.02)
                                                         ===========     ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING:
     Basic and diluted ..............................         18,183          17,970          18,166          17,939
                                                         ===========     ===========     ===========     ===========





         The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

                          PFSWEB, INC. AND SUBSIDIARIES

        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                Six Months Ended
                                                                                                    June 30,

                                                                                         -----------------------------
                                                                                              2002             2001
                                                                                         ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ........................................................................    $     (5,635)    $       (289)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization ................................................           3,098            3,274
       Deferred income taxes ........................................................              --              109
       Provision for doubtful accounts ..............................................              11              258
       Equity in earnings of affiliate ..............................................            (898)              --
       Non-cash compensation expense ................................................              28              696
       Gain on sale of distribution facility ........................................              --           (4,976)
       Changes in operating assets and liabilities:
           Accounts receivable ......................................................          (1,588)           2,679
           Prepaid expenses and other current assets ................................           1,496             (421)
           Accounts payable, accrued expenses and deferred income ...................             247           (2,831)
                                                                                         ------------     ------------
                Net cash used in operating activities ...............................          (3,241)          (1,501)
                                                                                         ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment .............................................            (922)          (2,224)
    Increase in restricted cash .....................................................            (154)            (574)
    Proceeds from loan to affiliate, net ............................................           2,855               --
    Proceeds from sale of distribution facility, net ................................              --            9,437
                                                                                         ------------     ------------
                Net cash provided by investing activities ...........................           1,779            6,639
                                                                                         ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt and capital lease obligations ........................            (506)            (166)
    Proceeds from issuance of common stock ..........................................              77               64
    Proceeds from debt ..............................................................             172               --
                                                                                         ------------     ------------
                Net cash used in financing activities ...............................            (257)            (102)
                                                                                         ------------     ------------

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS ...............................             174              (27)
                                                                                         ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................................          (1,545)           5,009

CASH AND CASH EQUIVALENTS, beginning of period ......................................          10,669           18,143
                                                                                         ------------     ------------

CASH AND CASH EQUIVALENTS, end of period ............................................    $      9,124     $     23,152
                                                                                         ============     ============

SUPPLEMENTAL CASH FLOW INFORMATION Non-cash investing and financing activities:

      Fixed assets acquired under capital leases ....................................    $        633     $        592
                                                                                         ============     ============




         Theaccompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

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

         The unaudited interim condensed consolidated financial statements as of June 30, 2002, and for the three and six months ended June 30, 2002 and 2001, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of June 30, 2002, its results of operations for the three and six months ended June 30, 2002 and 2001 and its results of cash flows for the six months ended June 30, 2002 and 2001. Results of the Company's operations for interim periods may not be indicative of results for the full fiscal year.

         Certain prior period data has been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income or shareholders' equity. Included in selling, general and administrative expenses in the three and six months ended June 30, 2002, are approximately $0.8 and $1.5 million, respectively, of technology infrastructure costs that were incurred in both periods but that were recorded as a component of cost of net service fee revenue in the three and six months ended June 30, 2001. These technology costs were principally dedicated to the activities that generated service fee revenue under the transaction management services contract with Daisytek International Corporation ("Daisytek"), the Company's former parent corporation, which was terminated in November 2001 (see Note 6).

2.       SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         All intercompany accounts and transactions have been eliminated in consolidation.

INVESTMENT IN AFFILIATE

         In 2001 the Company paid $750,000 in cash for a 49% ownership interest in Business Supplies Distributors Holdings, LLC, ("Holdings") (see Note 8). The Company records its interest in Holdings' net income, which is allocated and distributed to the owners pursuant to the terms of Holdings' operating agreement, under the modified equity method, which results in the Company recording its allocated earnings of Holdings or 100% of Holdings' losses and the Company's proportionate share of Holdings' cumulative foreign currency translation adjustments.

         In addition to the equity investment, at June 30, 2002 the Company has an $8.8 million outstanding loan to Supplies Distributors, a subsidiary of Holdings, in the form of a Subordinated Demand Note (the "Note"). The Note can be decreased to $6.5 million subject to Holdings' compliance with the covenants of its senior loan facilities, as amended. Management believes that the Note, which is due on demand, will not be repaid in its entirety within the upcoming year and has therefore classified the entire balance as long-term.

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         The Company evaluates each period whether the carrying value of the Note from Supplies Distributors is impaired and whether it will be required to perform under its primary guarantee obligation associated with the Supplies Distributors debt obligations ($57.4 million at June 30, 2002) (See Note 8). As of June 30, 2002, management believes the carrying value of the Note is recoverable and that no liability should be recorded in the consolidated financial statements of PFSweb associated with its guarantee obligation.

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

         Order management/customer care services relate primarily to taking customer orders for our client's products via various channels such as telephone call-center, electronic or facsimile. These services also entail addressing customer questions related to orders, as well as cross-selling/up-selling activities. Revenue is recognized as the services are rendered. Fees charged to the client are on a per transaction basis based on either (i) a pre-determined fee per order or fee per telephone minutes incurred, or (ii) are included in the product fulfillment service fees which are recognized on product shipment. The Company's cost of service fee revenue, representing the cost to provide the services described above, is recognized as incurred. Cost of service fee revenue also includes certain costs associated with technology collaboration and ongoing technology support which consist of creative website development and maintenance, web hosting, technology interfacing, and other ongoing programming activities. These activities are primarily performed to support the distribution and order management/customer care services and are recognized as incurred.

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

         Other revenue of $0.1 million and $0.5 million for the three and six months ended June 30, 2001, respectively, represents the fees charged to clients in conjunction with early contract terminations. Cost of other revenue for the three and six months ended June 30, 2001 includes approximately $0.1 million of certain uncollectible amounts receivable from, and liabilities applicable to, clients who terminated contracts.

         The Company primarily performs its services under two to three year contracts that can be terminated by either party. In conjunction with these long-term contracts the Company generally receives start-up fees to

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

         The following summarizes the deferred implementation costs and revenues (in thousands):

                                     JUNE 30, 2002             DECEMBER 31, 2001
                                     -------------             -----------------
Deferred implementation costs

  Current .........................   $        626                $        857
  Non-current  ....................            382                         655
                                      ------------                ------------
                                      $      1,008                $      1,512
                                      ============                ============
Deferred implementation revenues

  Current .........................          1,134                       1,486
  Non-current .....................            606                         988
                                      ------------                ------------
                                      $      1,740                $      2,474
                                      ============                ============

         Current and non-current deferred implementation costs are a component of prepaid expenses and other assets, respectively. Current and non-current deferred implementation revenues are a component of accrued expenses and deferred income, respectively.

CONCENTRATION OF BUSINESS AND CREDIT RISK

         The Company had three clients that each exceeded 10% of the Company's net service fee revenues for the six months ended June 30, 2002. In total, these clients represented approximately 63% of the Company's net service fee revenue, with the Company's largest client representing 33% of net revenues, and Supplies Distributors and its affiliates (see Note 8) representing 16% of net revenues. Service fee revenue from Daisytek accounted for approximately 62% of the Company's total revenues for the six months ended June 30, 2001, of which 20% was from the Daisytek subsidiaries that were the predecessors to Supplies Distributors. As of June 30, 2002, the Company's largest client accounted for approximately 40% of accounts receivable. As of December 31, 2001, two clients accounted for approximately 36% of accounts receivable, of which 12% was due from Supplies Distributors and its affiliates.

         As of June 30, 2002 and December 31, 2001, the Company had a note receivable of $8.8 million and $11.7 million, respectively, outstanding from Supplies Distributors.

RESTRICTED CASH

         In conjunction with certain long-term debt and leases, as of June 30, 2002 and December 31, 2001, the Company had $2.9 million and $2.7 million of cash restricted, respectively, as collateral for letters of credit that secure these debt and lease obligations. The letters of credit expire at various dates through July, 2004.

PROPERTY AND EQUIPMENT

         The Company's property held under capital leases amounted to approximately $5.3 million and $5.5 million, net of accumulated amortization of approximately $3.4 million and $2.4 million at June 30, 2002 and December 31, 2001, respectively.

3.       RECENTLY ISSUED ACCOUNTING PRINCIPLES

         On January 1, 2002, the Company adopted the provisions of EITF D-103 "Income Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred." The Company's billings for out-of-pocket expenses, such as travel, and certain third-party vendor expenses such as shipping and handling costs and telecommunication charges are included in gross service fee revenue. The related reimbursable costs are reflected as pass-through charges and reduce total gross service fee revenue in computing net service fee revenues.

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company is currently assessing the impact on the consolidated financial statements and will adopt the provisions of this standard by the first quarter of 2003.

4.       COMPREHENSIVE INCOME (LOSS) (IN THOUSANDS)

                                           Three Months Ended                 Six Months Ended
                                                 June 30,                         June 30,
                                      -----------------------------     -----------------------------
                                         2002             2001              2002             2001
                                      ------------     ------------     ------------     ------------
Net income (loss) ..................  $     (2,408)    $      1,903     $     (5,635)    $       (289)
Other comprehensive income:
     Foreign currency translation

        Adjustment .................         1,313           (1,000)             866             (990)
                                      ------------     ------------     ------------     ------------
Comprehensive income (loss) ........  $     (1,095)    $        903     $     (4,769)    $     (1,279)
                                      ============     ============     ============     ============

         Effective April 1, 2001, in response to a change to the Euro for transaction activity previously conducted in the U.S. dollar by the Company's largest European client, the Company adopted the Euro as its functional currency for its European operations. As a result, beginning April 1, 2001, all assets and liabilities are translated at exchange rates in effect at the end of the period, and income and expense items are translated at the average exchange rates for the period. Translation adjustments are reported as a separate component of shareholders' equity. Gains and losses from foreign currency transactions are included in net income (loss).

5.       NET INCOME (LOSS) PER COMMON SHARE AND COMMON SHARE EQUIVALENT

         Basic and diluted net loss per common share attributable to PFSweb common stock were determined based on dividing the income or loss available to common stockholders by the weighted-average number of common shares outstanding. During the three and six months ended June 30, 2002 and 2001, all outstanding options to purchase common shares were anti-dilutive and have been excluded from the weighted diluted average share computation. As of June 30, 2002 and 2001 there were 6,007,797 and 1,934,983 options outstanding, respectively. There are no other potentially dilutive securities outstanding.

6.       TRANSACTIONS WITH DAISYTEK

         As of June 30, 2002, the Company had no receivables from Daisytek. As of December 31, 2001 the Company had receivables from Daisytek of approximately $0.1 million.

         In conjunction with the successful completion of an initial public offering of PFSweb common stock, PFSweb entered into agreements with Daisytek, including a tax sharing agreement, a transaction management services agreement, a transition services agreement and a master separation agreement. In addition, on a going forward basis, Daisytek continues to be an obligor and guarantor for certain of the Company's facility and equipment leases.

         On May 25, 2001, the Company completed the sale of certain assets to Daisytek pursuant to an Asset Purchase Agreement (the "Purchase Agreement") (See
Note 7). The Purchase Agreement included a termination by the Company and Daisytek of certain transaction management services agreements previously entered into between the Company and Daisytek and a Daisytek subsidiary. Concurrently with the closing of the asset sale, the Company and Daisytek also entered into a six-month transition services agreement under which the Company provided Daisytek with certain transitional and information

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


technology services that expired in November 2001.

         For the three and six months ended June 30, 2001, the unaudited interim condensed consolidated financial statements include service fee revenues and cost of service fee revenues for certain services subcontracted to PFSweb by Daisytek under Daisytek's contractual agreements.

         Net service fee revenue charged to Daisytek under (i) the IBM Master Distributor Agreements (See Note 8), entered into during the quarter ended September 30, 1999, (ii) the transaction management services agreement with Daisytek, and (iii) certain subcontracted services, were $5.7 million, net of $0.1 million of pass-through charges, and $13.1 million, net of $0.1 million of pass-through charges, for the three and six months ended June 30, 2001, respectively.

         Effective November 2001, the Company is no longer a party to any agreement to provide services for Daisytek.

7.       DISPOSITION OF ASSETS

         On May 25, 2001, the Company completed the sale of certain assets to Daisytek pursuant to the Purchase Agreement. Under the Purchase Agreement, the Company transferred and sold to Daisytek certain distribution and fulfillment assets, including equipment and fixtures, that were previously used by the Company to provide outsourcing services to Daisytek. Daisytek also assumed certain related equipment leases and a warehouse lease and hired certain employees who were associated with the warehouse facility. The consideration payable under the Purchase Agreement of $11.0 million included a termination by the Company and Daisytek of certain transaction management services agreements previously entered into between the Company, Daisytek and a Daisytek subsidiary. Proceeds of $10.9 million were received for assets with an approximately $4.5 million net book value with a resulting $5.8 million gain, after closing costs of $0.6 million. Concurrently with the closing of the asset sale, the Company and Daisytek also entered into a six-month transition services agreement under which the Company provided Daisytek with certain transitional and information technology services.

         Pro forma net revenues and pro forma loss from operations for the three months ended June 30, 2001, assuming the transaction had occurred in January 2001, would have been $5.7 million and $(4.3) million, respectively. Pro forma net revenues and pro forma loss from operations for the six months ended June 30, 2001, assuming the transaction had occurred in January 2001, would have been $12.2 million and $(8.6) million, respectively. The pro forma data do not give effect to any fees earned by PFSweb for services provided to Daisytek under a six-month transition services agreement entered into on May 25, 2001 or the effect of the $5.8 million gain on the sale of the assets. Additionally, these pro forma adjustments do not consider certain infrastructure costs, such as operating costs associated with the information technology function, salaries of certain management and personnel, telephone and lease costs, and depreciation expense which supported this business but that will continue in the future. Because these ongoing costs were not considered, the pro forma adjustments to the loss from operations are not indicative of the overall margin earned under these transaction management services agreements.

8.       SUPPLIES DISTRIBUTORS

         The Company, Business Supplies Distributors (a Daisytek subsidiary -- "BSD"), Daisytek and IBM were parties to various Master Distributor Agreements that had various scheduled expiration dates through September 2001. Under these agreements, BSD and its affiliates Business Supplies Distributors Europe B.V. ("BSD Europe"), a Daisytek subsidiary, and BSD (Canada) Inc., a Daisytek subsidiary ("BSD Canada" and together with BSD and BSD Europe, the "BSD Companies"), acted as master distributors of various IBM products, Daisytek provided financing and credit support to the BSD Companies and the Company provided transaction management and fulfillment services to the BSD Companies.

         On June 8, 2001, Daisytek notified the Company and IBM that it did not intend to renew these agreements upon their scheduled expiration dates. In July 2001, the Company and Inventory Financing

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

         The Company made an equity investment of $0.75 million in Holdings, which is included in investment in affiliate in the accompanying consolidated financial statements, for a 49% voting interest, and IFP made an equity investment of $0.25 million in Holdings for a 51% voting interest. Certain officers and a director of the Company collectively own a 49% non-voting interest in IFP. In addition to its equity investment in Holdings, the Company has also provided Supplies Distributors with a subordinated loan, evidenced by the Note, which, as of June 30, 2002, had an outstanding balance of $8.8 million (see Note 2). In June 2002, Supplies Distributors repaid $3.0 million to the Company, reducing the outstanding balance of the Note. The Note, which is classified as a note receivable from affiliate, accrues interest at a fluctuating rate per annum equal to the Company's cost of funds, as determined by the Company. For the three and six months ended June 30, 2002, the Company charged interest at 10% and earned $0.3 and $0.6 million, respectively, associated with the Note.

         On September 26, 2001, Supplies Distributors purchased all of the stock of the BSD Companies for a purchase price of $923,000. In conjunction with the purchase, BSD and Supplies Distributors were merged with Supplies Distributors being the surviving corporation. Effective December 31, 2001, BSD Canada and SDC were amalgamated, with SDC being the surviving corporation. On September 27, 2001, Supplies Distributors entered into short-term credit facilities with IBM Credit Corporation ("IBM Credit") and IBM Belgium Financial Services S.A. ("IBM Belgium") for the purpose of financing its distribution of IBM products. The facilities, which at inception included $40 million for the U.S. operations and 20 million Euros (approximately $19.8 million) for the European operations, were subsequently increased to $45 million and 27 million Euros (approximately $26.8 million), respectively, and extended through March 25, 2002.

         On March 29, 2002, Supplies Distributors entered into amended credit facilities with IBM Credit and SDSA and BSD Europe entered into amended credit facilities with IBM Belgium. The asset based credit facility with IBM Credit provides financing for purchasing IBM inventory up to $32.5 million through June 30, 2002 and $27.5 million from July 1, 2002 through its expiration on March 29, 2003. The asset based credit facility with IBM Belgium provides up to 27 million Euros (approximately $26.8 million) in financing for purchasing IBM inventory through June 30, 2002 and 22 million Euros (approximately $21.8 million) thereafter. The IBM Belgium facility remains in force until not less than 60 days written notice by any party, but no sooner than March 29, 2003. These credit facilities contain cross default provisions, various restrictions upon the ability of Holdings, Supplies Distributors, SDSA and BSD Europe to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb (See
Note 9). Additionally, the Company is required to maintain a subordinated loan to Supplies Distributors of no less than $6.5 million and shareholders' equity of at least $25.0 million.

         Concurrent with these amended agreements, Supplies Distributors entered into a loan and security agreement with Congress Financial Corporation (Southwest) ("Congress") to provide financing for up to $25 million of eligible accounts receivables in the U.S. and Canada. The Congress facility expires on the earlier of three years or the date on which the parties to the IBM Master Distributor Agreement shall no longer operate under the terms of such agreement and/or IBM no longer supplies products pursuant to such agreement. Borrowings under the Congress facility accrue interest at prime rate plus 0.25% or Eurodollar

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


rate plus 3.0% or on an adjusted basis, as defined. In Europe, SDSA entered into a two year factoring agreement with Fortis Commercial Finance N.V. ("Fortis") to provide factoring for up to 10 million Euros (approximately $9.9 million) of eligible accounts receivables. Borrowings under this agreement accrue interest at 8.5%, or on an adjusted basis as defined. These credit facilities contain cross default provisions, various restrictions upon the ability of Holdings, Supplies Distributors and SDSA to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb (See Note 9). Additionally, the Company is required to maintain a subordinated loan to Supplies Distributors of no less than $6.5 million and may not maintain restricted cash of more than $5.0 million as security for capital leases, and is restricted with regard to transactions with related parties, capital expenditures, indebtedness and changes to capital stock ownership structure.

         Pursuant to the terms of the Company's transaction management services agreement with Supplies Distributors, the Company earned service fees, which are reported as service fee revenue, affiliate in the accompanying unaudited interim condensed consolidated financial statements, of approximately $1.5 million, net of $0.1 million of pass-through charges, for the three months ended June 30, 2002 and $3.0 million, net of $0.1 million of pass-through charges, for the six months ended June 30, 2002. Prior to becoming a related party, service fees earned by PFSweb from BSD (the Daisytek subsidiary and predecessor to Supplies Distributors), associated with the same business activities, were $2.0 million, net of $0.1 million of pass-through charges, for the three months ended June 30, 2001 and $4.3 million, net of $0.3 million of pass-through charges, for the six months ended June 30, 2001. As of June 30, 2002 and December 31, 2001, the Company has trade accounts receivables of $0.7 million and $0.9 million due from Supplies Distributors, respectively.

         Pursuant to Holdings' operating agreement, Holdings allocates its earning and distributes its cash flow, as defined, in the following order of priority: first, to IFP until it has received a one-time amount equal to its capital contribution of $0.25 million; second, to IFP until it has received an amount equal to a 35% cumulative annual return on its capital contribution; third, to PFSweb until it has received a one-time amount equal to its capital contribution of $0.75 million; fourth, to PFSweb until it has received an amount equal to a 35% cumulative annual return on its capital contribution; and fifth, to PFSweb and IFP, pro rata, in accordance with their respective capital accounts. Notwithstanding the foregoing, no distribution may be made if, after giving effect thereto, the net worth of Holdings shall be less than $1.0 million. In May 2002, Holdings paid a $0.2 million dividend to IFP. Under the terms of its credit agreements, Holdings is currently limited to annual cash dividends of $0.6 million. The Company recorded $0.4 million and $0.9 million of equity in the earnings of Holdings for the three and six months ended June 30, 2002, respectively. The Company's investment in Holdings includes the Company's proportionate share of cumulative foreign currency translation adjustments reflected in Holdings equity section, which, as of June 30, 2002, resulted in a decrease of $0.3 million to the Company's accumulated other comprehensive loss.

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Summarized financial information for Holdings as of June 30, 2002 is as follows (in thousands):

Cash and cash equivalents  (including restricted
     cash of $738) ...................................    $      1,443
Accounts receivable, net of allowance for
     doubtful accounts of $312 .......................          29,988
Inventories, net .....................................          41,236
Prepaid expenses and other current assets ............           3,408
Other assets, net (including restricted
     cash of $875) ...................................           1,072
                                                          ------------
       Total assets ..................................    $     77,147
                                                          ============

Trade accounts payable ...............................    $      2,895
Accrued expenses .....................................           2,204
Debt (guaranteed by PFSweb) ..........................          57,445


Other debt ...........................................           3,256
Note payable to affiliate ............................           8,800
Members' capital:
    Capital contributions ............................           1,000
    Retained earnings ................................           1,018
    Unrealized gain on investment ....................             294
    Accumulated other comprehensive loss .............             235
                                                          ------------
       Total members' capital ........................           2,547
                                                          ------------
       Total liabilities and members' capital ........    $     77,147
                                                          ============


         Summarized operating information for Holdings for the three and six months ending June 30, 2002 is as follows (in thousands):


                                                              June 30, 2002
                                                      ------------------------------
                                                      Three Months      Six Months

                                                      -------------    -------------
Net revenues .....................................    $      52,936    $     106,039
Cost of goods sold ...............................           49,771           99,851
                                                      -------------    -------------
Gross profit .....................................            3,165            6,188
Selling, general and administrative expenses .....            1,352            3,227
                                                      -------------    -------------
Income from operations ...........................            1,813            2,961
Interest expense .................................            1,148            1,581
                                                      -------------    -------------
Income before income taxes .......................              665            1,380
Income tax expense ...............................              257              553
                                                      -------------    -------------
Net income .......................................    $         408    $         827
                                                      =============    =============

9.       COMMITMENTS AND CONTINGENCIES

         The Company has provided collateralized guarantees to secure the repayment of Supplies Distributors' credit facilities. As of June 30, 2002 the outstanding balance of the credit facilities guaranteed by the Company was approximately $57.4 million. These guarantees expire concurrently with the expiration of the underlying credit agreements. To the extent Supplies Distributors or its subsidiaries fails to comply with its covenants, including its monthly financial covenant requirements, and the lenders accelerate the repayment of the credit facility obligations, Supplies Distributors or its subsidiaries would be required to repay all amounts outstanding thereunder. In such event, the Company would be obligated to perform under those guarantees and repay, to the extent Supplies Distributors or its subsidiaries was unable to, Supplies Distributors' or its subsidiaries credit facility obligations. Additionally, if the Company was unable to maintain the Company's required level of stockholders' equity of $25.0 million or if the Company was to violate any of the restricted transactions pursuant to the IBM Credit, IBM Belgium, or Congress agreements (see Note 8), the Company could also be obligated to perform under these guarantees. Any requirement to perform under the Company's guarantees would have a material adverse impact on the Company's financial condition and results of operations and no assurance can be given that the Company will have the financial ability to repay all of such guaranteed obligations. In addition, in the event Supplies Distributors or its subsidiaries is, or would be, in default of its obligations under its credit facilities, the Company is restricted from receiving any payment of its Note and such event would also have a material adverse impact upon the Company's financial condition and results of operations. Furthermore, the Company is obligated to repay any over-advance made to Supplies Distributors or its subsidiaries by its lenders. An over-advance would arise in the event borrowings exceeded the maximum amount available under the eligible borrowing base, as defined. The Company has also provided a guarantee of the obligations of Supplies Distributors and its subsidiaries to IBM, excluding the trade payables that are financed by IBM Credit. No liabilities have been recorded in the accompanying financial statements for these guarantee obligations.

         Although the parties to these credit facilities are currently in compliance with all of the covenants and other provisions required thereunder, the Company may seek the consent of the required lenders to modify, amend or waive some of the restrictions and financial covenants thereunder prior to its maturity in March 2003. No assurance can be given that the Company will be able to obtain such modifications, amendments or waivers, and the failure to obtain one or more of such modifications, amendments or waivers will have a material adverse effect upon Holdings, Supplies Distributors and PFSweb and their respective financial condition and operations.

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

         o the continued listing of our common stock on the NASDAQ SmallCap Market; and

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

                                                                   Three Months Ended                     Six Months Ended
                                                                         June 30,                             June 30,
                                                              ------------------------------      ------------------------------
                                                                  2002              2001               2002             2001
                                                              ------------      ------------      ------------      ------------
Gross service fee revenue ................................            95.6%            111.6%             94.9%            110.0%
Gross service fee revenue, affiliate .....................            15.2                --              16.8                --
                                                              ------------      ------------      ------------      ------------
Total gross service fee revenue ..........................           110.8             111.6             111.7             110.0
Pass-through charges .....................................           (10.8)            (12.7)            (11.7)            (12.3)
                                                              ------------      ------------      ------------      ------------
Net service fee revenue ..................................           100.0              98.9             100.0              97.7
Other net revenue ........................................              --               1.1                --               2.3
                                                              ------------      ------------      ------------      ------------
       Total net revenues ................................           100.0             100.0             100.0             100.0
Cost of net service fee revenue (as % of  net
    service fee revenue) .................................            61.7              64.6              62.2              66.2
Cost of other net revenue (as % of total net revenue) ....              --                --                --               0.3
                                                              ------------      ------------      ------------      ------------
       Total costs of net revenues .......................            61.7              64.0              62.2              64.9
                                                              ------------      ------------      ------------      ------------
Gross profit .............................................            38.3              36.0              37.8              35.1
Selling, general and administrative expenses .............            67.9              62.8              75.7              58.5
Other ....................................................              --             (45.0)               --             (20.2)
                                                              ------------      ------------      ------------      ------------
Income (loss) from operations ............................           (29.6)             18.2             (37.9)             (3.2)
Equity in earnings of affiliate ..........................             3.7                --               4.8                --
Interest income, net .....................................             2.6               1.8               2.9               1.8
                                                              ------------      ------------      ------------      ------------
Income (loss) before income taxes ........................           (23.3)             20.0             (30.2)             (1.4)
Income tax benefit .......................................              --                --                --                --
                                                              ------------      ------------      ------------      ------------
Net income (loss) ........................................           (23.3)%            20.0%            (30.2)%            (1.4)%
                                                              ============      ============      ============      ============


RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED JUNE 30, 2002 AND 2001

         Net Service Fee Revenue (including service fee revenue, affiliate). Net service fee revenue was $10.3 million for the three months ended June 30, 2002 as compared to $9.4 million for the three months ended June 30, 2001, an increase of $0.9 million or 9.8%. The increase in net service fee revenue over the prior period was due to the impact of new service contract relationships of $5.4 million and a seasonably high revenue period of our largest client. The impact of such new contracts was partially offset by the impact of terminated contracts in calendar year 2001 of $3.8 million, primarily the Daisytek contracts. Net service fee revenue for the three months ended June 30, 2002, included $0.4 million of contracts terminated in the current fiscal year. Net service fee revenue was $18.7 million for the six months ended June 30, 2002 as compared to $20.7 million for the six months ended June 30, 2001, a decrease of $2.0 million or 9.7%. The decrease in net service fee revenue over the prior period was due to the impact of certain client terminations in calendar year 2001 of $9.6 million, primarily the Daisytek contracts. This reduction was partially offset by the impact of new service contract relationships of $8.6 million. Net service fee revenue for the six month period ended June 30, 2002 included $0.9 million of contracts terminated in the current fiscal year. For the three and six month periods ended June 30, 2002, net service fee revenue from existing clients declined $0.7 million and $1.0 million, respectively, from the prior periods, primarily related to decreases in the net service fee revenues earned from the business activity with Supplies Distributors versus its predecessor company.

         In conjunction with the $10.9 million sale of a distribution facility to Daisytek in May 2001 (discussed below in "Liquidity and Capital Resources"), we terminated certain of our transaction management services agreements entered into between us, Daisytek and a Daisytek subsidiary. Concurrently with the closing of the facility sale, we entered into a six-month transition services agreement to provide Daisytek with certain transitional and information technology services. The net impact of the changes in our services provided to Daisytek, excluding the business activity previously provided to BSD, another Daisytek subsidiary, was a reduction in net service fee revenue of $3.8 million and $9.0 million for the three and six months ended June 30, 2002, respectively. Such terminated contracts do not include the business activity previously provided to BSD, a Daisytek subsidiary, which now operates through Supplies Distributors, our affiliate company.

         Pursuant to the terms of the Company's transaction management services agreement with Supplies Distributors, the Company earned service fees, which are reported as service fee revenue, affiliate in the accompanying unaudited interim condensed consolidated financial statements, of approximately $1.5 million, net of $0.1 million of pass-through charges, for the three months ended June 30, 2002 and $3.0 million, net of $0.1 million of pass-through charges, for the six months ended June 30, 2002. Prior to becoming a related party, service fees earned by PFSweb from BSD (the Daisytek subsidiary and predecessor to Supplies Distributors), associated with the same business activities, were $2.0 million, net of $0.1 million of pass-through charges, for the three months ended June 30, 2001 and $4.3 million, net of $0.3 million of pass-through charges, for the six months ended June 30, 2001.

         Other Revenue. Other revenue of $0.1 million and $0.5 million for the three and six months ended June 30, 2001, respectively, represents the fees charged to clients in conjunction with early contract terminations.

         Cost of Net Service Fee Revenue. Cost of net service fee revenue was $6.4 million for the three months ended June 30, 2002, as compared to $6.1 million during the three months ended June 30, 2001, an increase of $0.3 million or 4.7%. The resulting service fee gross profit was $4.0 million, or 38.3% of net service fee revenue, during the three months ended June 30, 2002 as compared to $3.3 million, or 35.4% of net service fee revenue for the three months ended June 30, 2001. The increase in gross profit is primarily a result of the increase in service fee revenue. Our gross profit as a percent of net service fee revenue also increased in the current period because the gross profit percentage earned on certain contracts terminated in calendar year 2001 was lower than the contracts we currently operate. In addition, our net service fee revenue with our new largest client is seasonally high during the June quarter, which favorably impacts our gross margin percentage, as the fixed costs represent a lower percentage of net service fee revenue. This was partially offset by $0.3 million of costs in excess of start up fees incurred for a new client implementation during the three months ended June 30, 2002. Cost of net service fee revenue was $11.6 million for the six months ended June 30, 2002, as compared to $13.7 million during the six months ended June 30, 2001, a decrease of $2.1 million or 15.2%. The resulting service fee gross profit was $7.1 million or 37.8% of net service fee revenue, during the six months ended June 30, 2002 as compared to $7.0 million, or 33.8% of net service fee revenue for the six months ended June 30, 2001. The reduction in gross profit is primarily a result of the decrease in service fee revenue. However, our gross profit as a percent of net service fee revenue increased in the current period because the gross profit percentage earned on certain contracts terminated in calendar year 2001 was lower than the contracts we currently operate. This was partially offset by $0.3 million of costs in excess of start up fees incurred for a new client implementation during the six months ended June 30, 2002.

         Cost of Other Net Revenue. Cost of other revenue for the three and six months ended June 30, 2001 reflect approximately $0.1 million of certain uncollectible amounts receivable from, and accrued expenses applicable to, clients who terminated contracts.

         Selling, General and Administrative Expenses. SG&A expenses were $7.0 million for the three months ended June 30, 2002, or 67.9% of revenues, as compared to $6.0 million, or 62.8% of revenues, for the three months ended June 30, 2001. SG&A expenses were $14.1 million for the six months ended June 30, 2002, or 75.7% of revenues, as compared to $12.4 million, or 58.5% of revenues, for the six months ended June 30, 2001. SG&A expenses increased over the prior year due to approximately $0.8 million and $1.5 million for the three and six months ended June 30, 2002, respectively, of technology infrastructure costs that were incurred in both periods but that were recorded as a component of cost of service fee revenue in the prior year. These technology costs were principally dedicated to the activities that generated service fee revenue under the transaction management services contract with Daisytek, which was terminated in November 2001. Increases in sales and marketing costs in the current six month period were offset by a net decrease in personnel compensation costs due to head count reductions.

         Equity in Earnings of Affiliate. For the three and six months ended June 30, 2002, we recorded $0.4 million and $0.9 million, respectively, of equity in earnings of affiliate that represents our allocation of Holdings earnings.

         Interest Income. Interest income was $0.3 million for the three months ended June 30, 2002 as compared to interest income of $0.2 million for the three months ended June 30, 2001. Interest income was $0.5 million for the six months ended June 30, 2002 as compared to interest income of $0.4 million for the six months ended June 30, 2001. The increase in interest income is attributable to the impact of higher interest rates charged on our subordinated loan to Supplies Distributors partially offset by lower interest rates earned by our cash and cash equivalents and higher interest expense due to an increase in our long-term debt and capital lease obligations. We anticipate that interest income will decrease in the future due to the reduction of the outstanding balance on our subordinated loan to Supplies Distributors.

         Income Taxes. For the three and six months ended June 30, 2002, we did not record any tax benefits associated with our net loss since we have not established a sufficient history of earnings for our operations. A valuation allowance has been provided for our net deferred tax assets as of June 30, 2002, which are primarily related to our net operating loss carryforwards. For the six months ended June 30, 2001, we recorded an income tax benefit associated with the true-up of previously estimated tax attributes for fiscal 2000, which were due to us since our prior results were included in Daisytek's consolidated tax return, offset by an income tax provision associated with a pre-tax income from our Canadian operations. We did not record an income tax benefit for our European pre-tax losses in the current or prior period.

SUPPLIES DISTRIBUTORS

         Business Supplies Distributors (a Daisytek subsidiary -- "BSD"), Daisytek, IBM and us were parties to various Master Distributor Agreements that had various scheduled expiration dates through September 2001. Under these agreements, BSD and its affiliates Business Supplies Distributors Europe B.V. ("BSD Europe"), a Daisytek subsidiary, and BSD (Canada) Inc., a Daisytek subsidiary ("BSD Canada" and together with BSD and BSD Europe, the "BSD Companies"), acted as master distributors of various IBM products, Daisytek provided financing and credit support to the BSD Companies and we provided transaction management and fulfillment services to the BSD Companies.

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

         We made an equity investment of $0.75 million in Holdings for a 49% voting interest, and IFP made an equity investment of $0.25 million in Holdings for a 51% voting interest. Certain officers and a director of PFSweb own a 49% non-voting interest in IFP. In addition to its equity investment in Holdings, we have also provided Supplies Distributors with a subordinated loan, which, as of June 30, 2002, had an outstanding balance of $8.8 million and accrued interest at approximately 10%. During June 2002, Supplies Distributors repaid us $3.0 million, reducing the balance of our subordinated loan. The balance can be decreased to $6.5 million subject to Supplies Distributors' compliance with the covenants of its senior loan facilities, as amended.

         On September 26, 2001, Supplies Distributors purchased all of the stock of the BSD Companies for a purchase price of $923,000. In conjunction with the purchase, BSD and Supplies Distributors were merged with Supplies Distributors being the surviving corporation. Effective December 31, 2001, BSD Canada and SDC were amalgamated, with SDC being the surviving corporation. On September 27, 2001, Supplies Distributors entered into short-term credit facilities with IBM Credit Corporation ("IBM Credit") and IBM Belgium Financial Services S.A. ("IBM Belgium") for the purpose of financing its distribution of IBM products. The facilities, which at inception included $40 million for the U.S. operations and 20 million Euros (approximately $19.8 million) for the European operations, were subsequently increased to $45 million and 27 million Euros (approximately $26.8 million), respectively, and extended through March 25, 2002. The Company has provided a collateralized guaranty to secure the repayment of these credit facilities.

         On March 29, 2002, Supplies Distributors entered into amended credit facilities with IBM Credit and SDSA and BSD Europe entered into amended credit facilities with IBM Belgium. The asset based credit facility with IBM Credit provides financing for purchasing IBM inventory up to $32.5 million through June 30, 2002 and $27.5 million from July 1, 2002 through its expiration on March 29, 2003. The asset based credit facility with IBM Belgium provides up to 27 million Euros (approximately $26.8 million) in financing for purchasing IBM inventory through June 30, 2002 and 22 million Euros (approximately $21.8 million) thereafter. The IBM Belgium facility remains in force until not less than 60 days written notice by any party, but no sooner than March 29, 2003. These credit facilities contain cross default provisions, various restrictions upon the ability of Holdings, Supplies Distributors, SDSA and BSD Europe to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, we are required to maintain a subordinated loan to Supplies Distributors of no less than $6.5 million, and shareholders' equity of at least $25.0 million. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or SDSA under these facilities. An over-advance would arise in the event borrowings exceeded the maximum amount available under the eligible borrowing base, as defined.

         Concurrent with these amended agreements, Supplies Distributors entered into a loan and security agreement with Congress Financial Corporation (Southwest) ("Congress") to provide financing for up to $25 million of eligible accounts receivables in the U.S. and Canada. The Congress facility expires on the earlier of three years or the date on which the parties to the IBM Master Distributor Agreement shall no longer operate under the terms of such agreement and/or IBM no longer supplies products pursuant to such agreement. Borrowings under the Congress facility accrue interest at prime rate plus 0.25% or Eurodollar rate plus 3.0% or on an adjusted basis, as defined. In Europe, SDSA entered into a two year factoring agreement with Fortis Commercial Finance N.V. ("Fortis") to provide factoring for up to 10 million Euros (approximately $9.9 million) of eligible accounts receivables. Borrowings under this agreement accrue interest at 8.5%, or on an adjusted basis as defined. These credit facilities contain cross default provisions, various restrictions upon the ability of Holdings, Supplies Distributors and SDSA to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, we are required to maintain a subordinated loan of no less than $6.5 million to Supplies Distributors and may not maintain restricted cash of more than $5.0 million as security for capital leases, and are restricted with regard to transactions with related parties, capital expenditures, indebtedness and changes to capital stock ownership structure. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors under the Congress facility. An over-advance would arise in the event borrowings exceeded the maximum amount available under the eligible borrowing base, as defined. PFS has also provided a guarantee of the obligations of Supplies Distributors and SDSA to IBM, excluding the trade payables that are financed by IBM credit.

         Pursuant to the terms of our transaction management services agreement with Supplies Distributors, we earned service fees, which are reported as gross service fee revenue, affiliate in the accompanying unaudited interim condensed consolidated financial statements, of approximately $1.5 million, net of $0.1 million of pass-through charges, for the three months ended June 30, 2002 and $3.0 million, net of $0.1 million of pass-through charges, for the six months ended June 30, 2002. Prior to becoming a related party, service fees earned by PFSweb from BSD (the Daisytek subsidiary and predecessor to Supplies Distributors), associated with the same business activities, were $2.0 million, net of $0.1 million of pass-through charges, for the three months ended June 30, 2001 and $4.3 million, net of $0.3 million of pass-through charges, for the six months ended June 30, 2001. As of June 30, 2002 and December 31, 2001 we had trade accounts receivables of $0.7 million and $0.9 million due from Supplies Distributors, respectively.

We record our interest in Holdings' net income, which is allocated and distributed to the owners pursuant to the terms of Holdings' operating agreement, under the modified equity method, which results in us recording our allocated earnings of Holdings or 100% of Holdings' losses and our proportionate share of Holdings' cumulative foreign currency translation adjustments. Pursuant to Holdings' operating agreement, Holdings allocates its earning and distributes its cash flow, as defined, in the following order of priority: first, to IFP until it has received a one-time amount equal to its capital contribution of $0.25 million; second, to IFP until it has received an amount equal to a 35% cumulative annual return on its capital contribution; third, to PFSweb until it has received a one-time amount equal to its capital contribution of $0.75 million; fourth, to PFSweb until it has received an amount equal to a 35% cumulative annual return on its capital contribution; and fifth, to PFSweb and IFP, pro rata, in accordance with their respective capital accounts. Notwithstanding the foregoing, no distribution may be made if, after giving effect thereto, the net worth of Holdings shall be less than $1.0 million. In May 2002, Holdings paid a $0.2 million dividend to IFP. Under terms of the credit agreements described above, Holdings is currently limited to annual cash dividends of $0.6 million. We recorded $0.4 million and $0.9 million of equity in the earnings of Holdings for the three and six months ended June 30, 2002, respectively. Our investment in Holdings includes our proportionate share of cumulative foreign currency translation adjustments reflected in Holdings equity section, which, as of June 30, 2002, resulted in a decrease of $0.3 million to our accumulated other comprehensive loss.

         Summarized financial information for Holdings as of June 30, 2002 is as follows (in thousands):

Cash and cash equivalents (including restricted
   cash of $738) .....................................    $      1,443
Accounts receivable, net of allowance for
   doubtful accounts of $312 .........................          29,988
Inventories, net .....................................          41,236
Prepaid expenses and other current assets ............           3,408
Other assets, net (including restricted
   cash of $875) .....................................           1,072
                                                          ------------
        Total assets .................................    $     77,147
                                                          ============

Trade accounts payable ...............................    $      2,895
Accrued expenses .....................................           2,204
Debt (guaranteed by PFSweb) ..........................          57,445
Other debt ...........................................           3,256
Note payable to affiliate ............................           8,800
Members' capital:
    Capital contributions ............................           1,000
    Retained earnings ................................           1,018
    Unrealized loss on investment ....................             294
    Accumulated other comprehensive loss .............             235
                                                          ------------
       Total members' capital ........................           2,547
                                                          ------------
       Total liabilities and members' capital ........    $     77,147
                                                          ============


         Summarized operating information for Holdings for the three and six months ended June 30, 2002 is as follows (in thousands):


                                                             June 30, 2002
                                                      ----------------------------
                                                      Three Months     Six Months

                                                      ------------    ------------
Net revenues .....................................    $     52,936    $    106,039
Cost of goods sold ...............................          49,771          99,851
                                                      ------------    ------------
Gross profit .....................................           3,165           6,188
Selling, general and administrative expenses .....           1,352           3,227
                                                      ------------    ------------
Income from operations ...........................           1,813           2,961
Interest expense .................................           1,148           1,581
                                                      ------------    ------------
Income before income taxes .......................             665           1,380
Income tax expense ...............................             257             553
                                                      ------------    ------------
Net income .......................................    $        408    $        827
                                                      ============    ============

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

         Net cash used in operating activities was $3.2 million for the six months ended June 30, 2002, and primarily resulted from cash used to fund operating losses and the net impact of an increase in accounts receivable of $1.6 million, partially offset by an increase in accounts payable and accrued expenses of $0.2 million and a decrease in prepaid expenses and other current assets of $1.5 million. The increase in accounts receivable is primarily due to increased service fee billings for our largest client, which has a seasonally high second quarter of business activity, and a $0.4 million increase in credit card charges owed to us as part of the billing and collection services we perform on behalf of our clients. Once collected, these funds are remitted to our clients. The decrease in other current assets primarily relates to the collection of VAT receivables associated with our European operations. Net cash used in operating activities was $1.5 million for the six months ended June 30, 2001, and primarily resulted from cash used to fund operating losses and the net impact of an increase in prepaid expenses and other current assets of $0.4 million and a decrease in accounts payable and accrued expenses of $2.8 million partially offset a decrease in accounts receivable of $2.7 million.

         Net cash provided by investing activities for the six months ended June 30, 2002 totaled $1.8 million, representing the net repayment of $2.9 million by Supplies Distributors of our subordinated loan, which totaled $8.8 million at June 30, 2002, offset by capital expenditures of $0.9 million and a $0.2 million increase in our restricted cash balance to $2.9 million, which is to secure our long-term debt and lease financing. Cash provided by investing activities totaled $6.6 million for the six months ended June 30, 2001, which primarily included $9.4 million in net proceeds from the sale of the distribution facility offset by $2.2 million of capital expenditures. Capital expenditures have historically consisted primarily of additions to upgrade our management information systems, including our Internet-based customer tools, other methods of e-commerce and general expansion of our facilities, both domestic and foreign. We expect to incur capital expenditures in order to support new contracts and anticipated future growth opportunities. We anticipate that our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months will be approximately $2 to $4 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. A portion of these expenditures may be financed through operating or capital leases. We may elect to modify or defer a portion of such anticipated investments in the event that we do not achieve the revenue necessary to support such investments.

         Net cash used in financing activities was approximately $0.3 million for the six months ended June 30, 2002, representing the proceeds from debt and from the issuance of common stock pursuant to our employee stock purchase plan offset by payments on our long-term debt and capital lease obligations. Net cash used in financing activities was approximately $0.1 million for the six months ended June 30, 2001, representing payments on our capital lease obligations offset by the proceeds from issuance of common stock.

         During the six months ended June 30, 2002, our working capital decreased to $9.0 million from $11.2 million at December 31, 2001, primarily due to the funding of operations and capital expenditures, offset by the repayment from Supplies Distributors of $2.9 million against our subordinated loan. In order to obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including utilizing capital or operating leases, establishing our own credit facility, entering into asset based lending or factoring programs, or transferring a portion of our subordinated loan balances, due from Supplies Distributors, to third-parties. In conjunction with certain of these alternatives, we may be required to provide certain letters of credit to secure these arrangements. No assurances can be given that we will be successful in obtaining any additional financing or the terms thereof. We currently believe that our cash position and funds generated from operations (including our anticipated revenue growth and/or cost reductions to offset lower than anticipated revenue growth) will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements and our lease obligations, and additional subordinated loans to Supplies Distributors, if necessary, for at least the next twelve months.

         The following is a schedule of our total contractual cash obligations, which is comprised of operating leases, long-term debt and capital leases, including interest (in millions):


                                                                      LONG-TERM          TOTAL
                                                                       DEBT AND       CONTRACTUAL
                                                       OPERATING       CAPITAL           CASH
                                                        LEASES          LEASES        OBLIGATIONS
                                                      ------------    ------------    ------------
Twelve Months Ended June 30,
  2003 ...........................................    $      6,053    $      1,615    $      7,668
  2004 ...........................................           5,521           1,542           7,063
  2005 ...........................................           3,012             921           3,933
  2006 ...........................................           2,794             790           3,584
  2007 ...........................................           2,254             447           2,701
  Thereafter .....................................           1,562             389           1,951
                                                      ------------    ------------    ------------
          Total contractual cash obligations .....    $     21,196    $      5,704    $     26,900
                                                      ============    ============    ============

         In support of certain debt instruments and leases, as of June 30, 2002, we had $2.9 million of cash restricted in the form of letters of credit. The letters of credit expire at various dates through July 2004. As described above, we have provided collateralized guarantees to secure the repayment of Supplies Distributors' credit facilities. As of June 30, 2002, the outstanding balance of the credit facilities guaranteed by PFSweb was approximately $57.4 million. These guarantees expire concurrently with the expiration of the underlying credit agreements. To the extent Supplies Distributors or its subsidiaries fails to comply with its covenants, including its monthly financial covenant requirements, and the lenders accelerate the repayment of the credit facility obligations, Supplies Distributors or its subsidiaries would be required to repay all amounts outstanding thereunder. In such event, we would be obligated to perform under those guarantees and repay, to the extent Supplies Distributors or its subsidiaries was unable to, Supplies Distributors' or its subsidiaries credit facility obligations. Additionally, if we were unable to maintain our required level of stockholders' equity of $25.0 million or if we were to violate any of the restricted transactions pursuant to the IBM Credit, IBM Belgium, or Congress agreements, we could also be obligated to perform under these guarantees. Any requirement to perform under our guarantees would have a material adverse impact on our financial condition and results of operations and no assurance can be given that we will have the financial ability to repay all of such guaranteed obligations. In addition, in the event Supplies Distributors or its subsidiaries is, or would be, in default of its obligations under its credit facilities, we are restricted from receiving any payment of our subordinated loans and such event would also have a material adverse impact upon our financial condition and results of operations. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or its subsidiaries by its lenders. An over-advance would arise in the event borrowings exceeded the maximum amount available under the eligible borrowing base, as defined. Although the parties to these credit facilities are currently in compliance with all of the covenants and other provisions required thereunder, we may seek the consent of the required lenders to modify, amend or waive some of the restrictions and financial covenants thereunder prior to its maturity in March 2003. No assurance can be given that we will be able to obtain such modifications, amendments or waivers, and the failure to obtain one or more of such modifications, amendments or waivers will have a material adverse effect upon Holdings, Supplies Distributors and PFSweb and their respective financial condition and operations. PFS has also provided a guarantee of the obligations of Supplies Distributors and SDSA to IBM, excluding the trade payables that are financed by IBM credit. No liabilities have been recorded in the accompanying financial statements for these guarantee obligations. We do not have any other material commercial commitments.

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

         In the future, we may attempt to acquire other businesses or seek an equity or strategic partner to expand our services or capabilities in connection with our efforts to grow our business. Acquisitions involve certain risks and uncertainties and may require additional financing. Therefore, we can give no assurance with respect to whether we will be successful in identifying businesses to acquire or an equity or strategic partner, whether we or they will be able to obtain financing to complete a transaction, or whether we or they will be successful in operating the acquired business.

CONTINUED LISTING ON NASDAQ SMALLCAP MARKET

         In June 2002, the NASDAQ approved our transition from the NASDAQ National Market System to the NASDAQ SmallCap Market. Our securities began trading on the NASDAQ SmallCap Market on June 10, 2002.

         This transition occurred in response to NASDAQ Marketplace Rule 4450(a)(5), which requires a minimum bid price of $1.00 for continued listing on the NASDAQ National Market. The SmallCap Market also has a minimum bid price of $1.00 per share. However, as compared to the 90-day grace period provided by the NASDAQ National Market, the SmallCap Market currently has a longer bid price minimum grace period of 180 days from receipt of NASDAQ Delisting Notification (February 14, 2002 for the Company). This grace period extended us through August 13, 2002.

         Due to our compliance with the initial listing requirements for the NASDAQ SmallCap Market, on August 14, 2002 we have been provided an additional 180 day grace period, or until February 10, 2003 to regain compliance. We can, however, provide no assurance as to our ability to maintain compliance with the listing standards and our continued listing in the NASDAQ SmallCap Market.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         On January 1, 2002, we adopted the provisions of EITF D-103 "Income Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred." For the periods presented above, our billings for reimbursements of 'out-of-pocket' expenses, such as travel, and certain third-party vendor expenses such as shipping and handling costs and telecommunication charges are included in gross service fee revenue. The related reimbursable costs are reflected as pass-through charges and reduce total gross service fee revenue in computing net service fee revenue.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are currently assessing the impact on the consolidated financial statements and will adopt the provisions of this standard by the first quarter of 2003.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal

 Activities," which addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." We are currently assessing the impact on the consolidated financial statements and will adopt the provisions of this standard by the first quarter of 2003.

CRITICAL ACCOUNTING POLICIES

         A description of critical accounting policies is included in footnote 2 to the accompanying unaudited interim condensed consolidated financial statements. For other significant accounting policies, see Note 2 to the consolidated financial statements in our December 31, 2001 Annual Report on Form 10-K.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 7, 2002, the Company held its Annual Meeting of Stockholders. The following matters were acted upon and votes cast or withheld:

         1.       Election of three Class III directors:

                  Mark C. Layton

                  For: 15,268,730       Withheld: 953,587

                  Timothy M. Murray

                  For: 15,644,386       Withheld: 577,931

                  Dr. Neil W. Jacobs

                  For: 15,650,814       Withheld: 571,503

         2.       Approval of the amendment to the Company's Certificate of
                  Incorporation:

                  For: 13,987,203       Against: 2,205,559    Abstained: 29,555

         3. Appointment of KPMG LLP as auditors for the fiscal year ending December 31, 2002:

                  For: 15,905,954       Against: 293,622      Abstained: 22,741

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a)   Exhibits:

          EXHIBIT

            NO.             DESCRIPTION OF EXHIBITS

           3.1*             Amended and Restated Certificate of Incorporation

           3.2*             Amended and Restated Bylaws

           10.1 Form of Executive Severance Agreement between the Company and each of its executive officers

           99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002

           99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002

----------

* Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

b)       Reports on Form 8-K:

             Form 8-K filed on May 20, 2002 reporting Item 5, Other Events, that on May 16, 2002 PFSweb, Inc. (the "Company") received a letter from The NASDAQ Stock Market indicating that the Company no longer complied with the $1.00 minimum bid price requirement for continued listing set forth in Marketplace Rule 4450 (c)(5), and that the Company's stock is, therefore, subject to delisting from the Nasdaq National Market. The Company announced that it had requested a hearing from Nasdaq to appeal the Nasdaq stock determination.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002




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

                                INDEX TO EXHIBITS


         EXHIBIT

         NUMBER                    DESCRIPTION
         -------                   -----------


           3.1*            Amended and Restated Certificate of Incorporation

           3.2*            Amended and Restated Bylaws

           10.1            Form of Executive Severance Agreement between the
                           Company and each of its executive officers

           99.1            Certification of Chief Executive Officer Pursuant to
                           18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

           99.2            Certification of Chief Financial Officer Pursuant to
                           18 U.S.C. Section 1350, as Adopted Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

----------

* Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).