Form 10-Q
period 2002-09-30
PFSWEB INC
filed 2002-11-14
CIK 1095315

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 30, 2002

                                       OR

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from _______ to _______

                        Commission File Number 000-28275

                                  PFSWEB, INC.
                                  ------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                     75-2837058
      ------------------------                     -------------------------
      (State of Incorporation)                     (I.R.S. Employer I.D. No.)

500 NORTH CENTRAL EXPRESSWAY, PLANO, TEXAS                    75074
-----------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code: (972) 881-2900
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]         No [ ]

At November 7, 2002 there were 18,311,683 shares of registrant's common stock outstanding, excluding 86,300 shares of common stock in treasury.

                          PFSWEB, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                               SEPTEMBER 30, 2002

                                      INDEX


PART I. FINANCIAL INFORMATION                                                                     PAGE NUMBER
                                                                                                  -----------
      Item 1.     Financial Statements:
                      Condensed Consolidated Balance Sheets as of September 30, 2002
                           (unaudited) and December 31, 2001.......................................      3

                      Unaudited Interim Condensed Consolidated Statements of
                           Operations for the Three and Nine Months Ended September 30,
                           2002 and 2001...........................................................      4

                      Unaudited Interim Condensed Consolidated Statements of Cash
                           Flows for the Three and Nine Months Ended September 30, 2002
                           and 2001................................................................      5

                      Notes to Unaudited Interim Condensed Consolidated Financial
                           Statements..............................................................      6

      Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .........................................     15

      Item 3.     Quantitative and Qualitative Disclosure about Market Risk .......................     26

      Item 4.     Controls and Procedures .........................................................     27

PART II.    OTHER INFORMATION

      Item 1.     Legal Proceedings...............................................................      28

      Item 2.     Changes in Securities and Use of Proceeds.......................................      28

      Item 3.     Defaults Upon Senior Securities..................................................     28

      Item 4.     Submission of Matters to a Vote of Security Holders..............................     28

      Item 5.     Other Information................................................................     28

      Item 6.     Exhibits and Reports on Form 8-K ................................................     28


SIGNATURES            .............................................................................     29

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          PFSWEB, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                      ASSETS                                           September 30,   December 31,
                                                                                           2002            2001
                                                                                       ------------    ------------
                                                                                         (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents .........................................................   $  8,611    $ 10,669
    Accounts receivable, net of allowance for doubtful accounts of $197
         and $254 at September 30, 2002 and December 31, 2001, respectively ...........      6,992       6,915
    Other receivables .................................................................         --          92
    Prepaid expenses and other current assets .........................................      1,946       2,646
                                                                                          --------    --------
                  Total current assets ................................................     17,549      20,322
                                                                                          --------    --------

PROPERTY AND EQUIPMENT, net ...........................................................     12,411      15,329
NOTE RECEIVABLE FROM AFFILIATE ........................................................      8,800      11,655
RESTRICTED CASH .......................................................................      2,877       2,722
INVESTMENT IN AFFILIATE ...............................................................      2,109         750
OTHER ASSETS ..........................................................................        401         833
                                                                                          --------    --------

                  Total assets ........................................................   $ 44,147    $ 51,611
                                                                                          ========    ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt and capital lease obligations ...................   $  1,482    $    995
    Trade accounts payable ............................................................      3,373       2,838
    Accrued expenses ..................................................................      7,219       5,300
                                                                                          --------    --------
                  Total current liabilities ...........................................     12,074       9,133
                                                                                          --------    --------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current
                  portion .............................................................      3,436       3,663
                                                                                          --------    --------
DEFERRED INCOME .......................................................................      1,540       2,210
                                                                                          --------    --------

COMMITMENTS AND CONTINGENCIES (Notes 8 and 10)

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and
        outstanding ...................................................................         --          --
    Common stock, $0.001 par value; 40,000,000 shares authorized;
        18,354,454 and 18,143,409 shares issued at September 30, 2002 and December
        31, 2001, respectively; and 18,268,154 and 18,057,109 outstanding at
        September 30, 2002 and December 31, 2001, respectively ........................         18          18
    Additional paid-in capital ........................................................     52,083      51,942
    Accumulated deficit ...............................................................    (24,486)    (14,157)
    Accumulated other comprehensive loss ..............................................       (433)     (1,113)
    Treasury stock at cost, 86,300 shares at September 30, 2002 and December 31,
        2001 ..........................................................................        (85)        (85)
                                                                                          --------    --------
                  Total shareholders' equity ..........................................     27,097      36,605
                                                                                          --------    --------

                  Total liabilities and shareholders' equity ..........................   $ 44,147    $ 51,611
                                                                                          ========    ========


     The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

                          PFSWEB, INC. AND SUBSIDIARIES

        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Three Months Ended     Nine Months Ended
                                                            September  30,           September  30,
                                                         --------------------    --------------------
                                                           2002        2001        2002        2001
                                                         --------    --------    --------    --------
REVENUES:
    Gross service fee revenue ........................   $  8,583    $ 10,312    $ 26,289    $ 33,571
    Gross service fee revenue, affiliate (Note 8) ....      1,722         460       4,862         460
                                                         --------    --------    --------    --------
      Total gross service fee revenue ................     10,305      10,772      31,151      34,031
    Less pass-through charges ........................        783       1,483       2,973       4,084
                                                         --------    --------    --------    --------
      Net service fee revenue ........................      9,522       9,289      28,178      29,947
    Other net revenue ................................         --          --          --         497
                                                         --------    --------    --------    --------
        Total  net revenues ..........................      9,522       9,289      28,178      30,444
                                                         --------    --------    --------    --------

COSTS OF REVENUES:
    Cost of net service fee revenue ..................      5,797       5,755      17,552      19,583
    Cost of other revenue ............................         --        (627)         --        (568)
                                                         --------    --------    --------    --------
        Total costs of net revenues ..................      5,797       5,128      17,552      19,015
                                                         --------    --------    --------    --------

        Gross profit .................................      3,725       4,161      10,626      11,429

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES ........................................      6,669       5,226      20,636      17,456
SEVERANCE AND OTHER TERMINATION
     COSTS (Note 9) ..................................      1,248          --       1,248          --
ASSET IMPAIRMENTS (Note 7) ...........................        922          --         922          --
OTHER ................................................         --        (500)         --      (4,780)
                                                         --------    --------    --------    --------
        Loss from operations .........................     (5,114)       (565)    (12,180)     (1,247)
EQUITY IN EARNINGS OF AFFILIATE ......................        265          --       1,163          --
INTEREST INCOME, NET .................................        155         112         688         494
                                                         --------    --------    --------    --------
         Loss before income taxes ....................     (4,694)       (453)    (10,329)       (753)

INCOME TAX BENEFIT ...................................         --          --          --          11
                                                         --------    --------    --------    --------

NET LOSS .............................................   $ (4,694)   $   (453)   $(10,329)   $   (742)
                                                         ========    ========    ========    ========

NET LOSS PER SHARE:
     Basic and diluted ...............................   $  (0.26)   $  (0.03)   $  (0.57)   $  (0.04)
                                                         ========    ========    ========    ========
WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING:
     Basic and diluted ...............................     18,268      18,079      18,201      17,986
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

                          PFSWEB, INC. AND SUBSIDIARIES

        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                         --------------------
                                                                                           2002       2001
                                                                                         --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .........................................................................   $(10,329)   $   (742)
    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
       Depreciation and amortization .................................................      4,607       4,720
       Asset impairments .............................................................        922          --
       Deferred income taxes .........................................................         --         109
       Allowances for doubtful accounts ..............................................        (29)        160
       Equity in earnings of affiliate ...............................................     (1,163)         --
       Non-cash compensation expense .................................................         28         696
       Gain on sale of distribution facility .........................................         --      (5,476)
       Changes in operating assets and liabilities:
           Accounts receivable .......................................................         26         703
           Prepaid expenses and other current assets .................................      1,227       5,362
           Accounts payable, accrued expenses and deferred income ....................      1,720      (3,728)
                                                                                         --------    --------
                Net cash provided by (used in) operating activities ..................     (2,991)      1,804
                                                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment ..............................................     (1,485)     (2,470)
    Increase in restricted cash ......................................................       (154)     (2,742)
    (Loans to) proceeds from affiliate, net ..........................................      2,855      (8,800)
    Equity investment in affiliate ...................................................         --        (750)
    Proceeds from sale of distribution facility, net .................................         --       9,937
                                                                                         --------    --------
                Net cash provided by (used in) investing activities ..................      1,216      (4,825)
                                                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt and capital lease obligations .........................       (845)       (355)
    Purchase of treasury stock .......................................................         --         (85)
    Proceeds from issuance of common stock ...........................................        113         159
    Proceeds from debt ...............................................................        325          --
                                                                                         --------    --------
                Net cash used in financing activities ................................       (407)       (281)
                                                                                         --------    --------

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS ................................        124          29
                                                                                         --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ............................................     (2,058)     (3,273)

CASH AND CASH EQUIVALENTS, beginning of period .......................................     10,669      18,143
                                                                                         --------    --------

CASH AND CASH EQUIVALENTS, end of period .............................................   $  8,611    $ 14,870
                                                                                         ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION
  Non-cash investing and financing activities:
    Fixed assets acquired under capital leases .......................................   $    779    $  2,472
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

       The unaudited interim condensed consolidated financial statements as of September 30, 2002, and for the three and nine months ended September 30, 2002 and 2001, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of September 30, 2002, its results of operations for the three and nine months ended September 30, 2002 and 2001 and its results of cash flows for the nine months ended September 30, 2002 and 2001. Results of the Company's operations for interim periods may not be indicative of results for the full fiscal year.

       Certain prior period data has been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income or shareholders' equity. Included in selling, general and administrative expenses in the three and nine months ended September 30, 2002, are approximately $0.8 and $2.3 million, respectively, of technology infrastructure costs that were incurred in both periods but that were recorded as a component of cost of net service fee revenue in the three and nine months ended September 30, 2001. These technology costs were principally dedicated to the activities that generated service fee revenue under the transaction management services contract with Daisytek International Corporation ("Daisytek"), the Company's former parent corporation, which was terminated in November 2001 (see Note 6).

2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

       All intercompany accounts and transactions have been eliminated in consolidation.

INVESTMENT IN AFFILIATE

       In 2001 the Company paid $750,000 in cash for a 49% ownership interest in Business Supplies Distributors Holdings, LLC, ("Holdings") (see Notes 8, 10 and
11). The Company recorded its interest in Holdings' net income, which was allocated and distributed to the owners pursuant to the terms of Holdings' operating agreement, under the modified equity method, which resulted in the Company recording its allocated earnings of Holdings or 100% of Holdings' losses and the Company's proportionate share of Holdings' cumulative foreign currency translation adjustments.

       In addition to the equity investment, at September 30, 2002 the Company had an $8.8 million outstanding loan to Supplies Distributors, a subsidiary of Holdings, in the form of a Subordinated Demand Note (the "Note"). The Note can be decreased to $8.0 million (previously $6.5 million, see Note 11) subject to Holdings' compliance with the covenants of its senior loan facilities, as amended. Management believes that the Note, which is due on demand, will not be repaid in its entirety within the upcoming year and has therefore classified the entire balance as long-term. The Company evaluates each period whether the carrying value of the Note is impaired and whether it will be required to perform under its primary

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


guarantee obligation associated with the Supplies Distributors debt obligations ($48.8 million at September 30, 2002) (see Notes 8 and 10). As of September 30, 2002, management believes the carrying value of the Note is recoverable and that no liability should be recorded in the consolidated financial statements of PFSweb associated with its guarantee obligation.

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

       The Company also performs billing services and information management services for its clients. Billing services and information management services are typically not billed separately to clients because the activities are continually performed, and the costs are insignificant and are generally covered by other fees described above. Therefore, any revenue attributable to these services is often included in the distribution or order management fees that are recognized as services are performed. The service fee revenue associated with these activities is currently not significant and is incidental to the above-mentioned services.

       The Company's billings for reimbursement of out-of-pocket expenses, such as travel, and certain third-party vendor expenses such as shipping and handling costs and telecommunication charges are included in gross service fee revenue. The related reimbursable costs are reflected as pass-through charges and reduce total gross service fee revenue in computing net service fee revenue.

       The Company recognizes revenue, and records trade accounts receivables, pursuant to the methods described above when collectibility is reasonably assured. Collectibility is evaluated on an individual client basis taking into consideration historical payment trends, current financial position, results of independent credit evaluations and payment terms.

       Other revenue of $0.5 million for the nine months ended September 30, 2001 represents the fees charged to clients in conjunction with early contract terminations. Cost of other revenue for the three and nine months ended September 30, 2001 of $0.6 million primarily reflects the benefit associated with the reversal of accruals made in the prior year for estimated client terminated costs that were determined this period to be in excess of actual costs incurred.

       The Company primarily performs its services under one to three year contracts that can be terminated by either party. In conjunction with these long-term contracts the Company generally receives start-up fees to cover its implementation costs, including certain technology infrastructure and development costs. The Company defers the fees received, and the related costs, and amortizes them over the life of the contract.

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

       The following summarizes the deferred implementation costs and revenues (in thousands):


                                        September 30,  December 31,
                                            2002           2001
                                        ------------   ------------
Deferred implementation costs
  Current ...........................   $        732   $        857
  Non-current .......................            253            655
                                        ------------   ------------
                                        $        985   $      1,512
                                        ============   ============
Deferred implementation revenues
  Current ...........................          1,580          1,486
  Non-current .......................            370            988
                                        ------------   ------------
                                        $      1,950   $      2,474
                                        ============   ============

       Current and non-current deferred implementation costs are a component of prepaid expenses and other assets, respectively. Implementation costs associated with technology infrastructure and development costs are a component of property and equipment. Current and non-current deferred implementation revenues are a component of accrued expenses and deferred income, respectively.

CONCENTRATION OF BUSINESS AND CREDIT RISK

       The Company had three clients that each exceeded 10% of the Company's net service fee revenues for the nine months ended September 30, 2002. In total, these clients represented approximately 64% of the Company's net service fee revenue, with the Company's largest client representing 35% of net revenues, and Supplies Distributors and its affiliates (see Note 8) representing 17% of net revenues. Service fee revenue from Daisytek accounted for approximately 53% of the Company's total revenues for the nine months ended September 30, 2001, of which 19% was from the Daisytek subsidiaries that were the predecessors to Supplies Distributors. As of September 30, 2002, three clients accounted for approximately 49% of accounts receivable, of which 28% was due from the Company's largest client and 9.5% was due from Supplies Distributors and its affiliates. as of December 31, 2001, two clients accounted for approximately 36% of accounts receivable, of which 12% was due from Supplies Distributors and its affiliates.

       As of September 30, 2002 and December 31, 2001, the Company had a subordinated note receivable, evidenced by the Note, of $8.8 million and $11.7 million, respectively, outstanding from Supplies Distributors.

RESTRICTED CASH

       In conjunction with certain long-term debt and leases, as of September 30, 2002 and December 31, 2001, the Company had $2.9 million and $2.7 million of cash restricted, respectively, as collateral for letters of credit that secure these debt and lease obligations. The letters of credit expire at various dates through July 2004.

PROPERTY AND EQUIPMENT

       The Company's property held under capital leases amounted to approximately $4.6 million and $5.5 million, net of accumulated amortization of approximately $3.1 million and $2.4 million, at September 30, 2002 and December 31, 2001, respectively.

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

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company does not believe that early adoption of SFAS No. 146 would have had a material impact on the consolidated financial statements for the three and nine months ended September 30, 2002 and currently expects to adopt the provisions of this standard on January 1, 2003.

4. COMPREHENSIVE LOSS (IN THOUSANDS)

                                          Three Months Ended      Nine Months Ended
                                              September 30,          September 30,
                                         --------------------    --------------------
                                           2002        2001        2002        2001
                                         --------    --------    --------    --------
Net loss .............................   $ (4,694)   $   (453)   $(10,329)   $   (742)
Other comprehensive income (loss):
     Foreign currency translation
        adjustment ...................       (186)        438         680        (552)
                                         --------    --------    --------    --------
Comprehensive loss ...................   $ (4,880)   $    (15)   $ (9,649)   $ (1,294)
                                         ========    ========    ========    ========


       Effective April 1, 2001, in response to a change to the Euro for transaction activity previously conducted in the U.S. dollar by the Company's largest European client, the Company adopted the Euro as its functional currency for its European operations. As a result, beginning April 1, 2001, all assets and liabilities are translated at exchange rates in effect at the end of the period, and income and expense items are translated at the average exchange rates for the period. Translation adjustments are reported as a separate component of shareholders' equity. .

5. NET LOSS PER COMMON SHARE AND COMMON SHARE EQUIVALENT

       Basic and diluted net loss per common share attributable to PFSweb common stock were determined based on dividing the income or loss available to common stockholders by the weighted-average number of common shares outstanding. During the three and nine months ended September 30, 2002 and 2001, all outstanding options to purchase common shares were anti-dilutive and have been excluded from the weighted diluted average share computation. As of September 30, 2002 and 2001 there were 4,953,814 and 1,924,646 options outstanding, respectively. There are no other potentially dilutive securities outstanding.

6. TRANSACTIONS WITH DAISYTEK

       As of September 30, 2002, the Company had no receivables from Daisytek. As of December 31, 2001 the Company had receivables from Daisytek of approximately $0.1 million.

       In conjunction with the successful completion of an initial public offering of PFSweb common stock,

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

       For the three and nine months ended September 30, 2001, the unaudited interim condensed consolidated financial statements include service fee revenues and cost of service fee revenues for certain services subcontracted to PFSweb by Daisytek under Daisytek's contractual agreements.

       Net service fee revenue charged to Daisytek under (i) the IBM Master Distributor Agreements (see Note 8), entered into during the quarter ended September 30, 1999, (ii) the transaction management services agreement with Daisytek, and (iii) certain subcontracted services, were $3.0 million, net of $0.2 million of pass-through charges, and $16.1 million, net of $0.5 million of pass-through charges, for the three and nine months ended September 30, 2001, respectively.

       Effective November 2001, the Company is no longer a party to any agreement to provide services for Daisytek.

7. DISPOSITION AND IMPAIRMENT OF ASSETS

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

       Pro forma net revenues and pro forma loss from operations for the three months ended September 30, 2001, assuming the transaction had occurred in January 2001, would have been $8.0 million and $(2.3) million, respectively. Pro forma net revenues and pro forma loss from operations for the nine months ended September 30, 2001, assuming the transaction had occurred in January 2001, would have been $20.2 million and $(10.9) million, respectively. The pro forma data do not give effect to any fees earned by PFSweb for services provided to Daisytek under a six-month transition services agreement entered into on May 25, 2001 or the effect of the $5.8 million gain on the sale of the assets. Additionally, these pro forma adjustments do not consider certain infrastructure costs, such as operating costs associated with the information technology function, salaries of certain management and personnel, telephone and lease costs, and depreciation expense which supported this business but that will continue in the future. Because these ongoing costs were not considered, the pro forma adjustments to the loss from operations are not indicative of the overall margin earned under these transaction management services agreements.

       In September 2002, the Company changed the manner in which certain warehouse and order

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


management transactions are processed. These changes eliminated the future service potential of selected software applications to the Company. Accordingly, the Company recorded a $0.7 million asset impairment charge during the three months ended September 30, 2002. The Company has also abandoned certain distribution center assets and recorded a $0.2 million asset impairment charge during the three months ended September 30, 2002.

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

       On June 8, 2001, Daisytek notified the Company and IBM that it did not intend to renew these agreements upon their scheduled expiration dates. In July 2001, the Company and Inventory Financing Partners, LLC ("IFP") formed Holdings, and Holdings formed a wholly-owned subsidiary, Supplies Distributors ("Supplies Distributors") (see Note 11). Concurrently, Supplies Distributors formed its wholly-owned subsidiaries Supplies Distributors of Canada, Inc. ("SDC") and Supplies Distributors S.A. ("SDSA"), a Belgium corporation. Supplies Distributors, SDSA, the Company and IBM entered into new Master Distributor Agreements to replace the prior agreements. Under these agreements, Supplies Distributors and SDSA act as master distributors of various IBM products and, pursuant to a transaction management services agreement between the Company and Supplies Distributors, the Company provides transaction management and fulfillment services to Supplies Distributors.

       The Company made an equity investment of $0.75 million in Holdings, which is included in investment in affiliate in the accompanying consolidated financial statements, for a 49% voting interest, and IFP made an equity investment of $0.25 million in Holdings for a 51% voting interest. Certain officers and directors of the Company collectively owned a 49% non-voting interest in IFP (see Note 11). In addition to its equity investment in Holdings, the Company has also provided Supplies Distributors with a subordinated loan, evidenced by the Note, which, as of September 30, 2002, had an outstanding balance of $8.8 million (see Note 2). In June 2002, Supplies Distributors repaid $3.0 million to the Company, reducing the outstanding balance of the Note. The Note, which is classified as a note receivable from affiliate, accrues interest at a fluctuating rate per annum equal to the Company's cost of funds, as determined by the Company. For the three and nine months ended September 30, 2002, the Company charged interest at 10% and earned $0.2 million and $0.8 million, respectively, associated with the Note.

       On September 26, 2001, Supplies Distributors purchased all of the stock of the BSD Companies for a purchase price of $923,000. In conjunction with the purchase, BSD and Supplies Distributors were merged with Supplies Distributors being the surviving corporation. Effective December 31, 2001, BSD Canada and SDC were amalgamated, with SDC being the surviving corporation. On September 27, 2001, Supplies Distributors entered into short-term credit facilities with IBM Credit Corporation ("IBM Credit") and IBM Belgium Financial Services S.A. ("IBM Belgium") for the purpose of financing its distribution of IBM products. The facilities, which at inception included $40 million for the U.S. operations and 20 million Euros (approximately $19.6 million) for the European operations, were subsequently increased to $45 million and 27 million Euros (approximately $26.5 million), respectively, and extended through March 25, 2002.

       On March 29, 2002, Supplies Distributors entered into amended credit facilities with IBM Credit and SDSA and BSD Europe entered into amended credit facilities with IBM Belgium. The asset based credit facility with IBM Credit provides financing for purchasing IBM inventory up to $27.5 million through its expiration on March 29, 2003. The asset based credit facility with IBM Belgium provides up to 22 million Euros (approximately $21.6 million) in financing for purchasing IBM inventory. The IBM

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Belgium facility remains in force until not less than 60 days written notice by any party, but no sooner than March 29, 2003. These credit facilities contain cross default provisions, various restrictions upon the ability of Holdings, Supplies Distributors, SDSA and BSD Europe to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb (see Note 10). Additionally, the Company is required to maintain a subordinated loan to Supplies Distributors of no less than $8.0 million and a minimum shareholders' equity balance, as modified in November 2002 (see Note 11).

       Concurrent with these amended agreements, Supplies Distributors entered into a loan and security agreement with Congress Financial Corporation (Southwest) ("Congress") to provide financing for up to $25 million of eligible accounts receivables in the U.S. and Canada. The Congress facility expires on the earlier of three years or the date on which the parties to the IBM Master Distributor Agreement shall no longer operate under the terms of such agreement and/or IBM no longer supplies products pursuant to such agreement. Borrowings under the Congress facility accrue interest at prime rate plus 0.25% or Eurodollar rate plus 3.0% or on an adjusted basis, as defined. In Europe, SDSA entered into a two year factoring agreement with Fortis Commercial Finance N.V. ("Fortis") to provide factoring for up to 7.5 million Euros (approximately $7.4 million) (previously 10 million Euros, see Note 11) of eligible accounts receivables. Borrowings under this agreement accrue interest at 8.5%, or on an adjusted basis as defined. These credit facilities contain cross default provisions, various restrictions upon the ability of Holdings, Supplies Distributors and SDSA to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb (see Note 10). Additionally, the Company is required to maintain a subordinated loan to Supplies Distributors of no less than $8.0 million (previously $6.5 million, see Note 11) and may not maintain restricted cash of more than $5.0 million as security for capital leases, and is restricted with regard to transactions with related parties, capital expenditures, indebtedness and changes to capital stock ownership structure.

       Pursuant to the terms of the Company's transaction management services agreement with Supplies Distributors, the Company earned service fees, which are reported as service fee revenue, affiliate in the accompanying unaudited interim condensed consolidated financial statements, of approximately $1.7 million, net of $0.1 million of pass-through charges, for the three months ended September 30, 2002 and $4.7 million, net of $0.1 million of pass-through charges, for the nine months ended September 30, 2002. Prior to becoming a related party, service fees earned by PFSweb from BSD (the Daisytek subsidiary and predecessor to Supplies Distributors), associated with the same business activities, were $1.7 million, net of $0.2 million of pass-through charges, for the three months ended September 30, 2001 and $6.0 million, net of $0.5 million of pass-through charges, for the nine months ended September 30, 2001. As of September 30, 2002 and December 31, 2001, the Company has trade accounts receivables of $0.7 million and $0.9 million due from Supplies Distributors, respectively.

       Pursuant to Holdings' operating agreement, Holdings allocated its earning and distributed its cash flow, as defined, in the following order of priority: first, to IFP until it received a one-time amount equal to its capital contribution of $0.25 million; second, to IFP until it received an amount equal to a 35% cumulative annual return on its capital contribution; third, to PFSweb until it received a one-time amount equal to its capital contribution of $0.75 million; fourth, to PFSweb until it received an amount equal to a 35% cumulative annual return on its capital contribution; and fifth, to PFSweb and IFP, pro rata, in accordance with their respective capital accounts. Notwithstanding the foregoing, no distribution could be made if, after giving effect thereto, the net worth of Holdings would be less than $1.0 million. In May 2002, Holdings paid a $0.2 million dividend to IFP. Under the terms of its credit agreements, Holdings is currently limited to annual cash dividends of $0.6 million. The Company recorded $0.3 million and $1.2 million of equity in the earnings of Holdings for the three and nine months ended September 30, 2002, respectively. The

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Company's investment in Holdings includes the Company's proportionate share of cumulative foreign currency translation adjustments reflected in Holdings equity section, which, as of September 30, 2002, resulted in a decrease of $0.2 million to the Company's accumulated other comprehensive loss.

       Summarized financial information for Holdings as of September 30, 2002 is as follows (in thousands):

Cash and cash equivalents  (including restricted
    cash of $1,745) .................................   $ 2,578
Accounts receivable, net of allowance for
     doubtful accounts of $152 ......................    28,110
Inventories, net ....................................    37,193
Prepaid expenses ....................................       684
Other assets, net ...................................       455
                                                        -------
       Total assets .................................   $69,020
                                                        =======

Trade accounts payable ..............................   $ 3,611
Accrued expenses ....................................     1,901
Debt (guaranteed by PFSweb) .........................    48,823
Other debt ..........................................     3,070
Note payable to affiliate ...........................     8,800
Members' capital:
    Capital contributions ...........................     1,000
    Retained earnings ...............................     1,417
    Unrealized gain on investment ...................       260
    Accumulated other comprehensive loss ............       138
                                                        -------
       Total members' capital .......................     2,815
                                                        -------
       Total liabilities and members' capital .......   $69,020
                                                        =======


       Summarized operating information for Holdings for the three and nine months ending September 30, 2002 is as follows (in thousands):

                                                       September 30, 2002
                                                    ---------------------------
                                                    Three Months    Nine Months
                                                    ------------   ------------
Net revenues ....................................   $     57,614   $    163,653
Cost of goods sold ..............................         54,423        154,274
                                                    ------------   ------------
Gross profit ....................................          3,191          9,379
Selling, general and administrative expenses ....          1,748          4,975
                                                    ------------   ------------
Income from operations ..........................          1,443          4,404
Interest expense ................................            843          2,424
                                                    ------------   ------------
Income before income taxes ......................            600          1,980
Income tax expense ..............................            201            754
                                                    ------------   ------------
Net income ......................................   $        399   $      1,226
                                                    ============   ============

9. RESTRUCTURING

       In September 2002, the Company implemented a restructuring plan that resulted in the termination of approximately 60 employees, of which 20 were hourly employees. The Company recorded $1.2 million for severance and other termination costs, of which $0.2 million was paid during September. The remaining $1.0 million is included in accrued expenses, of which $0.7 million is expected to be paid during the December 2002 quarter and the remainder paid by March 2004. The Company did not finalize all restructuring activities as of September 30, 2002, and expects to incur an additional amount totaling $0.5 million to $1.0 million of restructuring charges during the December 2002 and March 2003 quarters.

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


10. COMMITMENTS AND CONTINGENCIES

       The Company has provided collateralized guarantees to secure the repayment of Supplies Distributors' credit facilities. As of September 30, 2002 the outstanding balance of the credit facilities guaranteed by the Company was approximately $48.8 million. These guarantees expire concurrently with the expiration of the underlying credit agreements. To the extent Supplies Distributors or its subsidiaries fails to comply with its covenants, including its monthly financial covenant requirements, and the lenders accelerate the repayment of the credit facility obligations, Supplies Distributors or its subsidiaries would be required to repay all amounts outstanding thereunder. In such event, the Company would be obligated to perform under those guarantees and repay, to the extent Supplies Distributors or its subsidiaries was unable to, Supplies Distributors' or its subsidiaries credit facility obligations. Additionally, if the Company was unable to maintain the Company's required level of stockholders' equity (see Note 11), or if the Company was to violate any of the restricted transactions pursuant to the IBM Credit, IBM Belgium, or Congress agreements (see Notes 8 and 11), the Company could also be obligated to perform under these guarantees. Any requirement to perform under the Company's guarantees would have a material adverse impact on the Company's financial condition and results of operations and no assurance can be given that the Company will have the financial ability to repay all of such guaranteed obligations. In addition, in the event Supplies Distributors or its subsidiaries is, or would be, in default of its obligations under its credit facilities, the Company is restricted from receiving any payment of its Note and such event would also have a material adverse impact upon the Company's financial condition and results of operations. Furthermore, the Company is obligated to repay any over-advance made to Supplies Distributors or its subsidiaries by its lenders if Supplies Distributors or its subsidiaries is unable to do so. An over-advance would arise in the event borrowings exceeded the maximum amount available under the eligible borrowing base, as defined. The Company has also provided a guarantee of the obligations of Supplies Distributors and its subsidiaries to IBM, excluding the trade payables that are financed by IBM Credit. No liabilities have been recorded in the accompanying financial statements for these guarantee obligations (see Note 11).

11. SUBSEQUENT EVENT

       Effective October 1, 2002, the Company purchased the remaining 51% interest in Holdings from IFP for $0.3 million. As a result of the purchase, in the future the Company will consolidate 100% of Holdings' financial position and results of operations into the Company's consolidated financial statements. Pro forma net revenues and pro forma net loss for the three months ended September 30, 2002, assuming the transaction had occurred in January 2002, would have been $65.5 million and $(4.4) million, respectively. Pro forma net revenues and pro forma net loss for the nine months ended September 30, 2002, assuming the transaction had occurred in January 2002, would have been $187.1 million and $(9.9) million, respectively. The pro forma data do not give effect to an approximate $0.3 million extraordinary gain expected to result from the purchase from IFP, primarily as a result of the purchase price being less than IFP's capital account. The unaudited pro forma net revenue and pro forma net loss are not necessarily indicative of the consolidated results of operations for future periods or the results of operations that would have been realized had we consolidated Supplies Distributors during the period noted. The purchase price allocation is preliminary and subject to change.

       In November, 2002, Supplies Distributors amended its credit facility with IBM Credit. The amendments modify certain financial covenants, such as annualized revenue to working capital and total liabilities to tangible net worth, as defined. The amendments also increase the Company's minimum required subordinated loan to Supplies Distributors to $8.0 million and reduce the Company's minimum shareholders' equity amount to $24.0 million as of September 30, 2002, $20.0 million for the period from October through December 2002, and $18.0 million for the period from January through March 2003. Also, in November, 2002, SDSA modified its factoring agreement with Fortis to reduce the maximum factoring amount to 7.5 million Euros (approximately $7.4 million).

                          PFSWEB, INC. AND SUBSIDIARIES


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

       o our relationship with and our guarantees of the working capital indebtedness of our subsidiary, Supplies Distributors;

       o the ability of our subsidiary, Supplies Distributors, to maintain and renew its working capital indebtedness facilities;

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

                          PFSWEB, INC. AND SUBSIDIARIES


OVERVIEW

       We are an international provider of integrated business process outsourcing solutions to major brand name companies seeking to maximize their supply chain efficiencies and to extend their traditional and e-commerce initiatives in the United States, Canada and Europe. We derive our revenues from a broad range of services, including professional consulting, technology collaboration, order management, managed web hosting and creative web development, web-enabled customer contact centers, customer relationship management, financial services including billing and collection services, options kitting and assembly services, information management and international fulfillment and distribution services. We offer our services as an integrated solution, which enables our clients to outsource their complete infrastructure needs to a single source and to focus on their core competencies. Our distribution services are conducted at our warehouses and include real-time inventory management and customized picking, packing and shipping of our clients' customer orders. We currently provide infrastructure and distribution solutions to clients that operate in a range of vertical markets, including technology manufacturing, computer products, printers, cosmetics, fragile goods, high security collectibles, pharmaceuticals, housewares, apparel, telecommunications and consumer electronics, among others.

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

                                                     Three Months Ended       Nine Months Ended
                                                        September 30,           September 30,
                                                     -------------------     -------------------
                                                       2002        2001        2002        2001
                                                     -------     -------     -------     -------
Gross service fee revenue ........................      90.1%      111.0%       93.3%      110.3%
Gross service fee revenue, affiliate .............      18.1         5.0        17.3         1.5
                                                     -------     -------     -------     -------
Total gross service fee revenue ..................     108.2       116.0       110.6       111.8
Pass-through charges .............................      (8.2)      (16.0)      (10.6)      (13.4)
                                                     -------     -------     -------     -------
Net service fee revenue ..........................     100.0       100.0       100.0        98.4
Other net revenue ................................        --          --          --         1.6
                                                     -------     -------     -------     -------
       Total net revenues ........................     100.0       100.0       100.0       100.0
Cost of net service fee revenue (as % of  net
    service fee revenue) .........................      60.9        62.0        62.3        65.4

                          PFSWEB, INC. AND SUBSIDIARIES


                                                     Three Months Ended       Nine Months Ended
                                                        September 30,           September 30,
                                                     -------------------     -------------------
                                                       2002        2001        2002        2001
                                                     -------     -------     -------     -------
Cost of other net revenue (as % of total net
    revenue) .....................................        --        (6.7)         --        (1.9)
                                                     -------     -------     -------     -------
       Total costs of net revenues ...............      60.9        55.2        62.3        62.5
                                                     -------     -------     -------     -------
Gross profit .....................................      39.1        44.8        37.7        37.5
Selling, general and administrative expenses .....      70.0        56.3        73.2        57.3
Severance and other termination costs ............      13.1          --         4.4          --
Asset impairments ................................       9.7          --         3.3          --
Other ............................................        --        (5.4)         --       (15.7)
                                                     -------     -------     -------     -------
Loss from operations .............................     (53.7)       (6.1)      (43.2)       (4.1)
Equity in earnings of affiliate ..................       2.8          --         4.1          --
Interest income, net .............................       1.6         1.2         2.4         1.7
                                                     -------     -------     -------     -------
Loss before income taxes .........................     (49.3)       (4.9)      (36.7)       (2.4)
Income tax benefit ...............................        --          --          --          --
                                                     -------     -------     -------     -------
Net loss .........................................     (49.3)%      (4.9)%     (36.7)%      (2.4)%
                                                     =======     =======     =======     =======


RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

       Net Service Fee Revenue (including service fee revenue, affiliate). Net service fee revenue was $9.5 million for the three months ended September 30, 2002 as compared to $9.3 million for the three months ended September 30, 2001, an increase of $0.2 million or 2.5%. The increase in net service fee revenue over the prior period was due to the impact of new service contract relationships of $1.1 million and the increase in net service fee revenue from existing clients of $0.7 million, partially offset by the impact of terminated contracts in calendar year 2001 of $1.6 million, primarily the Daisytek contracts. Net service fee revenue was $28.2 million for the nine months ended September 30, 2002 as compared to $29.9 million for the nine months ended September 30, 2001, a decrease of $1.7 million or 5.9%. The decrease in net service fee revenue over the prior period was due to the impact of certain client terminations in calendar year 2001 of $11.5 million, primarily the Daisytek contracts, partially offset by an increase in net service fee revenue from existing clients of $6.3 million and the impact of new service contract relationships of $3.5 million. Net service fee revenue for the three and nine months ended September 30, 2002, included $0.3 million and $1.2 million, respectively, of client relationships terminated in the current fiscal year. For the three and nine months ended September 30, 2002, net service fee revenue from existing clients increased from the prior periods, primarily related to the addition of our largest client offset by decreases in the net service fee revenues earned from the business activity with Supplies Distributors versus its predecessor company.

       In conjunction with the $10.9 million sale of a distribution facility to Daisytek in May 2001 (discussed below in "Liquidity and Capital Resources"), we terminated certain of our transaction management services agreements entered into between us, Daisytek and a Daisytek subsidiary. Concurrently with the closing of the facility sale, we entered into a six-month transition services agreement to provide Daisytek with certain transitional and information technology services. The net impact of the changes in our services provided to Daisytek, excluding the business activity previously provided to BSD, another Daisytek subsidiary, was a reduction in net service fee revenue of $1.3 million and $10.1 million for the three and nine months ended September 30, 2002, respectively.

       Pursuant to the terms of the Company's transaction management services agreement with Supplies Distributors, the Company earned service fees, which are reported as service fee revenue, affiliate in the accompanying unaudited interim condensed consolidated financial statements, of approximately $1.7 million, net of $0.1 million of pass-through charges, for the three months ended September 30, 2002 and $4.7 million, net of $0.1 million of pass-through charges, for the nine months ended September 30, 2002. Prior to becoming a related party, service fees earned by PFSweb from BSD (the Daisytek subsidiary and predecessor to Supplies Distributors), associated with the same business activities, were $1.7 million, net of $0.2 million of pass-through charges, for the three months ended September 30, 2001 and $6.0 million, net of $0.5 million of pass-through charges, for the nine months ended September 30, 2001. For the three and nine months ended September, 2001, our revenue was negatively impacted by lower than anticipated IBM related activity due to transition to Supplies Distributors from Daisytek but was benefited by approximately $0.8 million of service fee adjustments resulting from the finalization of the Daisytek contract.

                          PFSWEB, INC. AND SUBSIDIARIES

       Due to the consolidation of Holdings (see "Supplies Distributors" below), in the future we will also report product revenue arising from the sale by Supplies Distributors of IBM products. Based on Supplies Distributors' current run rate, we currently expect to report product revenue of approximately $60 million on a quarterly basis.

       Other Revenue. Other revenue of $0.5 million for the nine months ended September 30, 2001 represents the fees charged to clients in conjunction with early contract terminations.

       Cost of Net Service Fee Revenue. Cost of net service fee revenue was $5.8 million for the three months ended September 30, 2002 and September 30, 2001. The resulting service fee gross profit was $3.7 million, or 39.1% of net service fee revenue, during the three months ended September 30, 2002 as compared to $3.5 million, or 38.0% of net service fee revenue for the three months ended September 30, 2001. The increase in gross profit is primarily a result of the increase in service fee revenue. Our gross profit as a percent of net service fee revenue also increased in the current period because the gross profit percentage earned on certain contracts terminated in calendar year 2001 was lower than the contracts we currently operate. Cost of net service fee revenue was $17.6 million for the nine months ended September 30, 2002, as compared to $19.6 million during the nine months ended September 30, 2001, a decrease of $2.0 million or 10.4%. The resulting service fee gross profit was $10.6 million or 37.7% of net service fee revenue, during the nine months ended September 30, 2002 as compared to $10.4 million, or 34.6% of net service fee revenue for the nine months ended September 30, 2001. Our gross profit as a percent of net service fee revenue increased in the current period because the gross profit percentage earned on certain contracts terminated in calendar year 2001 was lower than the contracts we currently operate. This was partially offset by $0.4 million of costs in excess of start up fees incurred for a new client implementation during the nine months ended September 30, 2002. For the three and nine months ended September, 2001, our gross profit margin was negatively impacted by lower than anticipated IBM related activity due to transition to Supplies Distributors from Daisytek but was benefited by approximately $0.8 million of service fee adjustments resulting from the finalization of the Daisytek contract for which the related service activities were performed in earlier periods.

       Due to the consolidation of Holdings (see "Supplies Distributors" below), in the future we will also report cost of product revenue arising from the sale by Supplies Distributors of IBM products. Based on Supplies Distributors' current run rate, we currently expect to report cost of product revenue of approximately $57 million on a quarterly basis.

       Cost of Other Net Revenue. Cost of other revenue for the three and nine months ended September 30, 2001 of ($0.6) million primarily reflects the benefit associated with the reversal of accruals made in prior years for estimated client termination costs that were determined during the September 2001 period to be in excess of actual costs incurred.

       Selling, General and Administrative Expenses. SG&A expenses were $6.7 million for the three months ended September 30, 2002, or 70.0% of revenues, as compared to $5.2 million, or 56.3% of revenues, for the three months ended September 30, 2001. SG&A expenses were $20.6 million for the nine months ended September 30, 2002, or 73.2% of revenues, as compared to $17.5 million, or 57.3% of revenues, for the nine months ended September 30, 2001. SG&A expenses increased over the prior year due to approximately $0.8 million and $2.3 million for the three and nine months ended September 30, 2002, respectively, of technology infrastructure costs that were incurred in both periods but that were recorded as a component of cost of service fee revenue in the prior year. In addition, SG&A expenses for the three and nine months ended September 30, 2001, were benefited by the favorable resolution of certain accounts and VAT receivables. These technology costs were principally dedicated to the activities that generated service fee revenue under the transaction management services contract with Daisytek, which was terminated in November 2001. In future periods, as a result of personnel reductions and certain asset write-offs recorded during the three months ended September 30, 2002, we believe our SG&A expenses will decline by approximately $1.5 million per quarter. Due to the consolidation of Holdings (see "Supplies Distributors" below), we will also reclassify certain costs previously characterized as cost of service fee revenue to SG&A.

                          PFSWEB, INC. AND SUBSIDIARIES

       Asset Impairments. For the three and nine months ended September 30, 2002, we recorded $0.9 million of expense for asset impairment and abandonment charges. This charge relates to an older warehouse management system that was upgraded to a new system during the quarter, as well as the disposition of certain other assets no longer used in the business. We did not finalize all restructuring activities as of September 30, 2002, and thus expect to incur an additional amount totaling $0.5 million to $1.0 million of restructuring charges during the December 2002 and March 2003 quarters.

       Severance and Other Terminations Costs. For the three and nine months ended September 30, 2002, we recorded $1.2 million of severance and other termination charges associated with a restructuring plan to reduce costs.

       Equity in Earnings of Affiliate. For the three and nine months ended September 30, 2002, we recorded $0.3 million and $1.2 million, respectively, of equity in earnings of affiliate that represents our allocation of Holdings earnings. Due to the consolidation of Holdings (see "Supplies Distributors" below), in the future we will not report equity in earnings of affiliate.

       Interest Income. Interest income was $0.2 million for the three months ended September 30, 2002 as compared to interest income of $0.1 million for the three months ended September 30, 2001. Interest income was $0.7 million for the nine months ended September 30, 2002 as compared to interest income of $0.5 million for the nine months ended September 30, 2001. The increase in interest income is attributable to the impact of higher interest rates charged on our subordinated loan to Supplies Distributors partially offset by lower interest rates earned by our cash and cash equivalents and higher interest expense due to an increase in our long-term debt and capital lease obligations. Due to the consolidation of Holdings (see "Supplies Distributors" below), in the future we will report a higher consolidated interest expense resulting from interest paid under Holdings' credit facilities.

       Income Taxes. For the three and nine months ended September 30, 2002, we did not record any tax benefits associated with our net loss since we have not established a sufficient history of earnings for our operations. A valuation allowance has been provided for our net deferred tax assets as of September 30, 2002, which are primarily related to our net operating loss carryforwards. For the nine months ended September 30, 2001, we recorded an income tax benefit associated with the true-up of previously estimated tax attributes for fiscal 2000, which were due to us since our prior results were included in Daisytek's consolidated tax return, offset by an income tax provision associated with a pre-tax income from our Canadian operations. We did not record an income tax benefit for our European pre-tax losses in the current or prior period. Due to the consolidation of Holdings (see "Supplies Distributors" below), in the future we anticipate that we will record an income tax provision associated with Holdings' Canadian and European results of operations.

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

                          PFSWEB, INC. AND SUBSIDIARIES

and SDSA act as master distributors of various IBM products and, pursuant to a transaction management services agreement between us and Supplies Distributors, we provide transaction management and fulfillment services to Supplies Distributors.

       We made an equity investment of $0.75 million in Holdings for a 49% voting interest, and IFP made an equity investment of $0.25 million in Holdings for a 51% voting interest. Certain officers and directors of PFSweb owned a 49% non-voting interest in IFP. In addition to its equity investment in Holdings, we have also provided Supplies Distributors with a subordinated loan, which, as of September 30, 2002, had an outstanding balance of $8.8 million and accrued interest at approximately 10%. During June 2002, Supplies Distributors repaid us $3.0 million, reducing the balance of our subordinated loan to this level. The balance can be decreased to $8.0 million subject to Supplies Distributors' financing requirements and compliance with the covenants of its senior loan facilities, as amended.

       On September 26, 2001, Supplies Distributors purchased all of the stock of the BSD Companies for a purchase price of $923,000. In conjunction with the purchase, BSD and Supplies Distributors were merged with Supplies Distributors being the surviving corporation. Effective December 31, 2001, BSD Canada and SDC were amalgamated, with SDC being the surviving corporation. On September 27, 2001, Supplies Distributors entered into short-term credit facilities with IBM Credit Corporation ("IBM Credit") and IBM Belgium Financial Services S.A. ("IBM Belgium") for the purpose of financing its distribution of IBM products. The facilities, which at inception included $40 million for the U.S. operations and 20 million Euros (approximately $19.6 million) for the European operations, were subsequently increased to $45 million and 27 million Euros (approximately $26.5 million), respectively, and extended through March 25, 2002. The Company provided a collateralized guaranty to secure the repayment of these credit facilities.

       On March 29, 2002, Supplies Distributors entered into amended credit facilities with IBM Credit and SDSA and BSD Europe entered into amended credit facilities with IBM Belgium. The asset based credit facility with IBM Credit provides financing for purchasing IBM inventory up to $27.5 million through its expiration on March 29, 2003. The asset based credit facility with IBM Belgium provides up to 22 million Euros (approximately $21.6 million) in financing for purchasing IBM inventory. The IBM Belgium facility remains in force until not less than 60 days written notice by any party, but no sooner than March 29, 2003. These credit facilities contain cross default provisions, various restrictions upon the ability of Holdings, Supplies Distributors, SDSA and BSD Europe to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, we are required to maintain a minimum subordinated loan balance due from Supplies Distributors and a minimum shareholders' equity balance. In November, 2002, Supplies Distributors amended the credit facility with IBM Credit. The amendments modify certain financial covenants, such as annualized revenue to working capital and total liabilities to tangible net worth, as defined. The amendments also increase our minimum required subordinated loan to Supplies Distributors to $8.0 million and reduce our minimum shareholders' equity amount to $24.0 million as of September 30, 2002, $20.0 million for the period from October through December 2002, and $18.0 million for the period from January through March 2003. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or SDSA under these facilities if Supplies Distributors or SDSA is unable to do so. An over-advance would arise in the event borrowings exceeded the maximum amount available under the eligible borrowing base, as defined.

       Concurrent with these amended agreements, Supplies Distributors entered into a loan and security agreement with Congress Financial Corporation (Southwest) ("Congress") to provide financing for up to $25 million of eligible accounts receivables in the U.S. and Canada. The Congress facility expires on the earlier of three years or the date on which the parties to the IBM Master Distributor Agreement shall no longer operate under the terms of such agreement and/or IBM no longer supplies products pursuant to such agreement. Borrowings under the Congress facility accrue interest at prime rate plus 0.25% or Eurodollar rate plus 3.0% or on an adjusted basis, as defined. In Europe, SDSA entered into a two year factoring

                          PFSWEB, INC. AND SUBSIDIARIES

agreement with Fortis Commercial Finance N.V. ("Fortis") to provide factoring of eligible accounts receivables. In November, 2002, SDSA amended the factoring agreement with Fortis to reduce the maximum factoring amount to 7.5 million Euros (approximately $7.4 million), from its previous maximum of 10 million Euros (approximately $9.8 million). Borrowings under this agreement accrue interest at 8.5%, or on an adjusted basis as defined. These credit facilities contain cross default provisions, various restrictions upon the ability of Holdings, Supplies Distributors and SDSA to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, we are required to maintain a subordinated loan of no less than $6.5 million to Supplies Distributors and may not maintain restricted cash of more than $5.0 million as security for capital leases, and are restricted with regard to transactions with related parties, capital expenditures, indebtedness and changes to capital stock ownership structure. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors under the Congress facility if Supplies Distributors is unable to do so. An over-advance would arise in the event borrowings exceeded the maximum amount available under the eligible borrowing base, as defined. PFS has also provided a guarantee of the obligations of Supplies Distributors and SDSA to IBM, excluding the trade payables that are financed by IBM credit.

       Pursuant to the terms of our transaction management services agreement with Supplies Distributors, we earned service fees, which are reported as service fee revenue, affiliate in the accompanying unaudited interim condensed consolidated financial statements, of approximately $1.7 million, net of $0.1 million of pass-through charges, for the three months ended September 30, 2002 and $4.7 million, net of $0.1 million of pass-through charges, for the nine months ended September 30, 2002. Prior to becoming a related party, service fees earned by PFSweb from BSD (the Daisytek subsidiary and predecessor to Supplies Distributors), associated with the same business activities, were $1.7 million, net of $0.2 million of pass-through charges, for the three months ended September 30, 2001 and $6.0 million, net of $0.5 million of pass-through charges, for the nine months ended September 30, 2001. As of September 30, 2002 and December 31, 2001 we had trade accounts receivables of $0.7 million and $0.9 million due from Supplies Distributors, respectively.

       We have historically recorded our interest in Holdings' net income, which was allocated and distributed to the owners pursuant to the terms of Holdings' operating agreement, under the modified equity method, which resulted in us recording our allocated earnings of Holdings or 100% of Holdings' losses and our proportionate share of Holdings' cumulative foreign currency translation adjustments. Pursuant to Holdings' operating agreement, Holdings allocated its earning and distributed its cash flow, as defined, in the following order of priority: first, to IFP until it received a one-time amount equal to its capital contribution of $0.25 million; second, to IFP until it received an amount equal to a 35% cumulative annual return on its capital contribution; third, to PFSweb until it received a one-time amount equal to its capital contribution of $0.75 million; fourth, to PFSweb until it received an amount equal to a 35% cumulative annual return on its capital contribution; and fifth, to PFSweb and IFP, pro rata, in accordance with their respective capital accounts. Notwithstanding the foregoing, no distribution could be made if, after giving effect thereto, the net worth of Holdings would be less than $1.0 million. In May 2002, Holdings paid a $0.2 million dividend to IFP. Under terms of the credit agreements described above, Holdings is currently limited to annual cash dividends of $0.6 million. We recorded $0.3 million and $1.2 million of equity in the earnings of Holdings for the three and nine months ended September 30, 2002, respectively. Our investment in Holdings includes our proportionate share of cumulative foreign currency translation adjustments reflected in Holdings equity section, which, as of September 30, 2002, resulted in a decrease of $0.2 million to our accumulated other comprehensive loss.

                          PFSWEB, INC. AND SUBSIDIARIES

       Summarized financial information for Holdings as of September 30, 2002 is as follows (in thousands):

Cash and cash equivalents (including restricted
   cash of $1,745) .........................................   $ 2,578
Accounts receivable, net of allowance for
   doubtful accounts of $152 ...............................    28,110
Inventories, net ...........................................    37,193
Prepaid expenses ...........................................       684
Other assets, net ..........................................       455
                                                               -------
        Total assets .......................................   $69,020
                                                               =======

Trade accounts payable .....................................   $ 3,611
Accrued expenses ...........................................     1,901
Debt (guaranteed by PFSweb) ................................    48,823
Other debt .................................................     3,070
Note payable to affiliate ..................................     8,800
Members' capital:
    Capital contributions ..................................     1,000
    Retained earnings ......................................     1,417
    Unrealized loss on investment ..........................       260
    Accumulated other comprehensive loss ...................       138
                                                               -------
       Total members' capital ..............................     2,815
                                                               -------
       Total liabilities and members' capital ..............   $69,020
                                                               =======

       Summarized operating information for Holdings for the three and nine months ended September 30, 2002 is as follows (in thousands):


                                                      September 30, 2002
                                                   -------------------------
                                                   Three Months  Nine Months
                                                   ------------  ----------
Net revenues ....................................   $   57,614   $  163,653
Cost of goods sold ..............................       54,423      154,274
                                                    ----------   ----------
Gross profit ....................................        3,191        9,379
Selling, general and administrative expenses ....        1,748        4,975
                                                    ----------   ----------
Income from operations ..........................        1,443        4,404
Interest expense ................................          843        2,424
                                                    ----------   ----------
Income before income taxes ......................          600        1,980
Income tax expense ..............................          201          754
                                                    ----------   ----------
Net income ......................................   $      399   $    1,226
                                                    ==========   ==========


       In October 2002, we purchased the remaining 51% interest in Holdings from IFP for $0.3 million. In the future, as a result of the purchase, we will consolidate 100% of Holdings financial position and results of operations into our consolidated financial statements. Pro forma net revenues and pro forma net loss for the three months ended September 30, 2002, assuming the transaction had occurred in January 2002, would have been $65.5 million and $(4.4) million, respectively. Pro forma net revenues and pro forma net loss for the nine months ended September 30, 2002, assuming the transaction had occurred in January 2002, would have been $187.1 million and $(9.9) million, respectively. The pro forma data do not give effect to an approximate $0.3 million extraordinary gain expected to result from the purchase from IFP, primarily as a result of the purchase price being less than IFP's capital account. The unaudited pro forma net revenue and pro forma net loss are not necessarily indicative of the consolidated results of operations for future periods or the results of operations that would have been realized had we consolidated Supplies Distributors during the period noted. The purchase price allocation is preliminary and subject to change.


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

                          PFSWEB, INC. AND SUBSIDIARIES

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

       Net cash used in operating activities was $3.0 million for the nine months ended September 30, 2002, and primarily resulted from cash used to fund operating losses, partially offset by an increase in accounts payable and accrued expenses of $1.7 million and a decrease in prepaid expenses and other current assets of $1.2 million. The increase in accrued expenses relate primarily to accrued severance costs. Of the $1.2 million severance and other termination costs recorded in the September 2002 quarter, $0.2 million was paid in September. Of the remaining $1.0 million, we expect to be pay $0.7 million in the December quarter and the remainder by March 2004. The decrease in other current assets primarily relates to the collection of VAT receivables associated with our European operations. Net cash provided by operating activities was $1.8 million for the nine months ended September 30, 2001, and primarily resulted from cash used to fund operating losses and the net impact of decreases in prepaid expenses and other current assets of $5.4 million, accounts payable and accrued expenses of $3.7 million and accounts receivable of $0.7 million. The prior year decrease in other current assets primarily relates to the collection of VAT receivables associated with our European operations. The decrease in accounts payable is primarily attributable to the remittance of the VAT monies due to one of our clients and the reversal of client termination reserves, previously reflected in prior years' costs, and of deferrals applicable to the finalization of the Daisytek related contract, for which the related activities occurred in earlier periods.

       Net cash provided by investing activities for the nine months ended September 30, 2002 totaled $1.2 million, representing the net repayment of $2.9 million by Supplies Distributors of our subordinated loan, which totaled $8.8 million at September 30, 2002, offset by capital expenditures of $1.5 million and a $0.2 million increase in our restricted cash balance to $2.9 million, which is to secure our long-term debt and lease financing. Net cash used by investing activities totaled $4.8 million for the nine months ended September 30, 2001, which primarily included $2.5 million of capital expenditures, the establishment of a restricted cash balance of $2.7 million, a subordinated loan to Supplies Distributors of approximately $8.8 million, and an equity investment of $0.8 million in Supplies Distributors offset by $9.9 million in net proceeds from the sale of the distribution facility. Capital expenditures have historically consisted primarily of additions to upgrade our management information systems, including our Internet-based customer tools, other methods of e-commerce and general expansion of and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures in order to support new contracts and anticipated future growth opportunities. We anticipate that our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months will be approximately $2 to $4 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. A portion of these expenditures may be financed through operating or capital leases. We may elect to modify or defer a portion of such anticipated investments in the event that we do not achieve the revenue necessary to support such investments.

       Net cash used in financing activities was approximately $0.4 million for the nine months ended September 30, 2002, representing $0.8 million of payments on our long-term debt and capital lease obligations offset by the proceeds from debt and from the issuance of common stock pursuant to our employee stock purchase plan. Net cash used in financing activities was approximately $0.3 million for the nine months ended September 30, 2001, representing payments on our capital lease obligations offset by the proceeds from issuance of common stock.

       During the nine months ended September 30, 2002, our working capital decreased to $5.5 million from $11.2 million at December 31, 2001, primarily due to the funding of operations and capital expenditures, offset by the repayment from Supplies Distributors of $2.9 million against our subordinated loan. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including utilizing capital or operating leases, establishing our own credit facility, entering into asset based lending or factoring programs, or transferring a portion of our subordinated loan balances, due from Supplies Distributors, to third-parties. In conjunction with certain of these alternatives, we may be required to provide certain letters of credit to secure these arrangements. No assurances can be given that we will be successful in obtaining any additional financing or the terms thereof. We currently believe that our cash position and funds generated from operations (including our anticipated revenue

                          PFSWEB, INC. AND SUBSIDIARIES

growth and/or cost reductions to offset lower than anticipated revenue growth) will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements and our lease obligations, and additional subordinated loans to Supplies Distributors, if necessary, for at least the next twelve months.

       The following is a schedule of our total contractual cash and other obligations, which is comprised of operating leases, other obligations, which represents $0.1 million of contingent obligations we believe will be paid in the next twelve months, long-term debt and capital leases, including interest (in millions):

                                                                                   TOTAL
                                                    OPERATING      LONG-TERM    CONTRACTUAL
                                                    LEASES AND     DEBT AND      CASH AND
                                                      OTHER         CAPITAL        OTHER
                                                   OBLIGATIONS      LEASES      OBLIGATIONS
                                                    ---------      --------      ---------
Twelve Months Ended September 30,
  2003 ..........................................   $   6,072      $  1,755      $   7,827
  2004 ..........................................       4,940         1,519          6,459
  2005 ..........................................       2,785           905          3,690
  2006 ..........................................       2,785           720          3,505
  2007 ..........................................       1,902           425          2,327
  Thereafter ....................................       1,219           283          1,502
                                                    ---------      --------      ---------
          Total contractual cash obligations ....   $  19,703      $  5,607      $  25,310
                                                    =========      ========      =========

       In support of certain debt instruments and leases, as of September 30, 2002, we had $2.9 million of cash restricted in the form of letters of credit. The letters of credit expire at various dates through July 2004. As described above, we have provided collateralized guarantees to secure the repayment of Supplies Distributors' credit facilities. As of September 30, 2002, the outstanding balance of the credit facilities guaranteed by PFSweb was approximately $48.8 million. These guarantees expire concurrently with the expiration of the underlying credit agreements. To the extent Supplies Distributors or its subsidiaries fails to comply with its covenants, including its monthly financial covenant requirements, and the lenders accelerate the repayment of the credit facility obligations, Supplies Distributors or its subsidiaries would be required to repay all amounts outstanding thereunder. In such event, we would be obligated to perform under those guarantees and repay, to the extent Supplies Distributors or its subsidiaries was unable to, Supplies Distributors' or its subsidiaries credit facility obligations. Additionally, if we were unable to maintain our required level of stockholders' equity, or if we were to violate any of the restricted transactions pursuant to the IBM Credit, IBM Belgium, or Congress agreements, we could also be obligated to perform under these guarantees. Any requirement to perform under our guarantees would have a material adverse impact on our financial condition and results of operations and no assurance can be given that we will have the financial ability to repay all of such guaranteed obligations. In addition, in the event Supplies Distributors or its subsidiaries is, or would be, in default of its obligations under its credit facilities, we are restricted from receiving any payment of our subordinated loans and such event would also have a material adverse impact upon our financial condition and results of operations. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or its subsidiaries by its lenders if Supplies Distributors or its subsidiaries is unable to do so. An over-advance would arise in the event borrowings exceeded the maximum amount available under the eligible borrowing base, as defined. PFS has also provided a guarantee of the obligations of Supplies Distributors and SDSA to IBM, excluding the trade payables that are financed by IBM credit. No liabilities have been recorded in the accompanying financial statements for these guarantee obligations. No assurance can be given that Supplies Distributors will be able to renew their credit facilities upon their expiration in March 2003. The failure to renew these credit facilities will require Supplies Distributors to obtain replacement financing to repay these facilities. No assurance can be given that Supplies Distributors will be able to obtain replacement financing or repay its existing credit facilities. In the event Supplies Distributors is unable to do so, the Company may be called upon to repay such credit facilities under the terms of its guaranty. No assurance can be given that the Company will be able to do so. As a result, the failure of Supplies Distributors to renew its existing credit facilities will have a material adverse effect upon Holdings, Supplies Distributors and PFSweb and their respective financial condition and operations. We do not have any other material commercial commitments.

\
                          PFSWEB, INC. AND SUBSIDIARIES

       In September 2002, we implemented a restructuring plan and terminated approximately 10% of our workforce. As a result of the terminations and certain asset write-offs recorded during the three months ended September 30, 2002, we believe we have reduced our annual operating expenses by approximately $6 million. We also continue to seek out other non-payroll related operating expense reductions that could impact this amount further.

       We currently believe that we are still operating with and incurring costs applicable to excess physical capacity in both our North American and European operations. We believe that as we add revenue, and based upon our current cost structure, we will be able to cover our reduced infrastructure and public company costs and reach profitability. We currently estimate that the net service fee revenue needed to leverage our existing infrastructure and cost structure and reach profitability is approximately between $12 million to $13 million per quarter. No assurance can be given that we can achieve such operating levels, or that, if achieved, we will be profitable in any particular fiscal period.

       In the future, we may attempt to acquire other businesses or seek an equity or strategic partner to generate capital or expand our services or capabilities in connection with our efforts to grow our business. Acquisitions involve certain risks and uncertainties and may require additional financing. Therefore, we can give no assurance with respect to whether we will be successful in identifying businesses to acquire or an equity or strategic partner, whether we or they will be able to obtain financing to complete a transaction, or whether we or they will be successful in operating the acquired business.


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

       Due to our compliance with the initial listing requirements for the NASDAQ SmallCap Market, on August 14, 2002 we have been provided an additional 180 day grace period, or until February 10, 2003 to regain compliance. We can, however, provide no assurance as to our ability to maintain compliance with the core listing standards and our continued listing in the NASDAQ SmallCap Market.

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

                          PFSWEB, INC. AND SUBSIDIARIES


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

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." We do not believe that early adoption of SFAS No. 146 would have had a material impact on our consolidated financial statements for the three and nine months ended September 30, 2002 and we currently expect to adopt the provisions of this standard in the first quarter of 2003.

CRITICAL ACCOUNTING POLICIES

       A description of critical accounting policies is included in Note 2 to the accompanying unaudited interim condensed consolidated financial statements. For other significant accounting policies, see Note 2 to the consolidated financial statements in our December 31, 2001 Annual Report on Form 10-K.


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

                          PFSWEB, INC. AND SUBSIDIARIES

       Effective April 1, 2001, in response to a change to the Euro for transaction activity previously conducted in the U.S. dollar by our largest European client, we adopted the Euro as the functional currency for our European operations.

ITEM 4. CONTROLS AND PROCEDURES

       We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial and Accounting Officer, within 90 days prior to the filing date of this report. Based upon the evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5. OTHER INFORMATION

       None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a)  Exhibits:

EXHIBIT NO.     DESCRIPTION OF EXHIBITS
----------      -----------------------
 3.1*     Amended and Restated Certificate of Incorporation

 3.2*     Amended and Restated Bylaws

10.1      Option Purchase Agreement between the Company and C. Cliff Defee

10.2      Form of Severance Agreement between the Company and Lindsley Medlin,
          Martin Anderson and Valarie Remmers

10.3**    Assignment of Membership Interest Agreement between the Company and
          Inventory Financing Partners, LLC

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

** Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 12, 2002.

      b) Reports on Form 8-K:

         None.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002


                                                PFSweb, Inc.

                                                By:  /s/ Thomas J. Madden
                                                     --------------------------
                                                     Thomas J. Madden
                                                     Chief Financial Officer,
                                                     Chief Accounting Officer,
                                                     Executive Vice President

                  CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

I, Mark Layton,  certify that:

1. I have reviewed this quarterly report on Form 10-Q of PFSweb, Inc. ;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002
         -----------------------

By:      /s/ Mark C. Layton
         -----------------------
         Chief Executive Officer

                  CERTIFICATIONS OF PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

I, Tom Madden, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PFSweb, Inc. ;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002
         -----------------------

By:      /s/ Thomas J. Madden
         -----------------------
         Chief Financial Officer and Chief Accounting Officer

                                INDEX TO EXHIBITS


EXHIBIT
   NO.     DESCRIPTION OF EXHIBITS
-------    -----------------------
 3.1*      Amended and Restated Certificate of Incorporation

 3.2*      Amended and Restated Bylaws

10.1      Option Purchase Agreement between the Company and C. Cliff Defee

10.2      Form of Severance Agreement between the Company and Lindsley Medlin,
          Martin Anderson and Valarie Remmers

10.3**    Assignment of Membership Interest Agreement between the Company and
          Inventory Financing Partners, LLC

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

** Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 12, 2002.