Form 10-K
period 2002-12-31
PFSWEB INC
filed 2003-03-31
CIK 1095315

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____ TO _____


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

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002 (based on the closing price as reported by the National Association of Securities Dealers Automated Quotation System) was $9,091,636.

     As of February 28, 2003, there were 18,417,077 shares of the registrant's Common Stock, $.001 par value, outstanding, excluding 86,300 shares of common stock in treasury.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in June 2003, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

                                      INDEX

                                                                                                  PAGE
                                                                                                  ----
                                                 PART 1

     Item 1.      Business.......................................................................    1
     Item 2.      Properties.....................................................................   26
     Item 3.      Legal Proceedings..............................................................   26
     Item 4.      Submission of Matters to a Vote of Security Holders............................   26

                                                 PART II

     Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters..........   27
     Item 6.      Selected Consolidated Financial Data ..........................................   27
     Item 7.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................................   29
     Item 7a.     Quantitative and Qualitative Disclosure about Market Risk......................   45
     Item 8.      Financial Statements and Supplementary Data....................................   46
     Item 9.      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure............................................   94

                                                PART III

     Item 10.     Directors and Executive Officers of the Registrant.............................   94
     Item 11.     Executive Compensation.........................................................   94
     Item 12.     Security Ownership of Certain Beneficial Owners and Management.................   94
     Item 13.     Certain Relationships and Related Transactions.................................   94
     Item 14.     Controls and Procedures........................................................   94

                                                 PART IV

     Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K................   95
     Signatures .................................................................................   99
     Certification of Principal Executive Officer................................................  100
     Certification of Principal Financial Officer................................................  101

     Unless otherwise indicated, all references to "PFSweb," "the Company," "we," "us" and "our" refer to PFSweb, Inc., a Delaware corporation, and its subsidiaries. All references to "Daisytek" refer to our former parent corporation, Daisytek International Corporation, a Delaware corporation, and its subsidiaries. In June 2001, we elected to change our fiscal year end date from March 31 to December 31.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    PFSweb is a leading provider of outsourcing services. These services include web-site development and hosting, order management, call center, product kitting and assembly, order fulfillment, warehousing, credit and collections, technology capabilities and more. Collectively we define this group of services as Business Process Outsourcing because we offer our clients infrastructure and technology capabilities that address an entire business transaction cycle, from demand generation to product delivery.

    PFSweb serves as the "brand behind the brand" for companies seeking to increase their supply chain efficiencies. As a business process outsourcer, we offer scalable and cost-effective solutions for manufacturers, distributors, retailers and direct marketing organizations. We provide our clients with seamless and transparent solutions to support their business strategies, allowing them to focus on their core competencies while we provide cost effective capabilities for areas of their business that are not core competencies. Leveraging PFSweb's technology, expertise and proven methodology, we enable client organizations to develop and deploy new products quickly and implement new business strategies or address new distribution channels rapidly and efficiently through our optimized solutions. Our clients engage us both as a consulting partner to assist them in the design of a business solution as well as a virtual and physical infrastructure partner providing the mission critical operations required to build and manage that business solution. Together, we not only help our clients define new ways of doing business, but also provide them the technology and physical infrastructure necessary to quickly implement this new business model. We allow our clients to quickly and dramatically change how they 'go-to-market.'

    Each client has a unique business model and unique strategic objectives that require highly customized solutions. Clients in a wide array of industries, from computer products to cosmetics to consumer goods to collectibles, turn to PFSweb for help in addressing a variety of business issues, such as customer satisfaction, production capacity requirements, vendor integration, supply chain compression, cost model realignment and international expansion, among others. We also act as an agent of change, providing clients the ability to alter their current distribution model, establish direct relationships with end-customers, and reduce the overall time and costs associated with existing distribution channel strategies. Our clients are seeking solutions that will provide them with dynamic supply chain and channel marketing efficiencies, while ultimately delivering a world-class customer service experience.

    Our technology and business infrastructures are adaptable, changeable and reliable. This flexibility allows us to design custom, variable cost solutions to fit the business requirements of our client's strategies. Our revenue is primarily earned from product revenue earned through our master distribution relationship with certain clients and service fees charged to process individual business transactions on our client's behalf through our technology and infrastructure capabilities. These business transactions may include the answering of a phone call or an e-mail, the design and hosting of a client web-site, the processing of an electronic credit card authorization, the receipt and storage of our client's inventory, the assembly of a kit of products to meet our customers specifications, the shipping of products to our client's customer, the management of a complex set of electronic data transactions designed to keep our client's suppliers and customers accounting records in balance, or the processing of a returned package.

    Our capabilities are expansive. In an ongoing quest to offer the most necessary and resourceful products to our clients, we are continually developing capabilities to meet the most pressing business issues in the marketplace. Our business objective is to focus on "Leading the Evolution of Outsourcing." As our tagline suggests, we will continue to evolve our master distributor relationships and service offerings to meet the needs of the marketplace and the demands of unique client requirements. We are most successful when we develop a new capability to enable a client to pursue a new initiative and we are then able to leverage that revolutionary development across other client or prospect solutions as it becomes "best practice" in the marketplace. Our team of experts design and build diverse solutions for Fortune 1000, Global 2000 and brand name clients around a flexible core of technology and physical infrastructure that includes:

    o Technology collaboration provided by our suite of technology services, called the Entente Suite(SM), that are e-commerce and collaboration services that enable buyers and suppliers to fully automate their business transactions within their supply chain. Entente supports industry standard collaboration techniques including XML based protocols such as Biztalk and RosettaNet, real-time application interfaces, text file exchanges via secured FTP, and traditional electronic data interchange ("EDI");

    o Managed hosting and internet application development services, including web site design, creation, integration and ongoing maintenance, support and enhancement of web site;

    o Order management, including order processing from any source of entry, back order processing and future order processing, tracking and tracing, credit management, electronic payment processing, calculation and collection of sales tax and VAT comprehensive freight calculation and email notification, all with multiple currency and language options;

    o Customer Relationship Management ("CRM"), including interactive voice response ("IVR") technology and web-enabled customer contact services through world-class call centers utilizing voice, e-mail, voice over internet protocol ("VOIP") and internet chat communications that are fully integrated with real-time systems and historical data archives to provide complete customer lifecycle management;

    o International fulfillment and distribution services, including warehouse management, inventory management, inventory postponement, product warehousing, order picking and packing, transportation management and reverse logistics;

    o Kitting and assembly services, including light assembly, procurement services, Supplier Relationship Management, specialized kitting, and supplier consigned inventory hubbing in PFSweb's distribution facilities or co-located in other facilities;

    o Information management, including real-time data interfaces, data exchange services and data mining;

    o Financial services, including secure on-line credit card processing, fraud protection, invoicing, credit management and collection, and working capital solutions; and

    o Professional consulting services, including a consultative team of experts that customize solutions to each client and continuously seeks out ways to increase efficiencies and produce benefits for the client.

    We are headquartered in Plano, Texas where our executive and administrative offices are located as well as our primary technology laboratories and hosting facilities. We operate state-of-the-art call centers from our U.S. facilities located in Plano, Texas, and Memphis, Tennessee, and from our international facility located in Liege, Belgium. We have approximately one million square feet of warehouse floor space located across our facilities in Memphis, Toronto and Liege allowing us to provide global distribution solutions. These distribution facilities are highly automated and contain state of the art material handling and communications equipment. We provide solutions to clients that are often regarded as market leaders in a variety of different industries. Those industries include technology manufacturing, telecommunications, computer consumables, direct marketing, apparel, retailing, collectibles, consumer goods, personal care/cosmetics, pharmaceuticals, housewares and consumer electronics, among others.

    Prior to December 1999, we were a wholly-owned subsidiary of Daisytek International Corporation ("Daisytek"), one of the world's largest wholesale distributors of computer supplies, office products, and film and tape media. Our business unit was formed in 1991 to leverage Daisytek's core competencies in customer service, order management, product fulfillment and distribution. From 1996 to 1999, the operations of our business unit were primarily focused in several Daisytek subsidiaries operating collectively as Priority Fulfillment Services, Inc. ("PFS"). In June 1999, Daisytek created a separate wholly owned subsidiary named PFSweb, Inc., a Delaware corporation, to become a holding company for PFS in contemplation of an initial public offering (the "Offering") of PFSweb. In December 1999, we sold 3,565,000 shares of common stock in the Offering and Daisytek contributed to us all the assets, liabilities and equity comprising PFS. PFSweb and Daisytek completed their separation on July 6, 2000 through a pro rata distribution to Daisytek's common stockholders of all of the shares of our common stock that Daisytek then held (the "spin-off").

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

    Although we continue to be party to certain agreements with Daisytek relating to the spin-off, we do not currently generate any service fee revenues or incur any expenses related to services for Daisytek. However, through our master distributor relationship operated by our subsidiary, Supplies Distributors, we sell certain products to Daisytek and also purchase certain products from them.

INDUSTRY OVERVIEW

    Business activities in the public and private sectors continue to operate in an environment of rapid technological advancement, increasing competition and continuous pressure to improve operating and supply chain efficiency while decreasing costs. We continue to see the following trends within the industry:

    o Manufacturers look to restructure their supply chains to maximize efficiency and reduce costs in both business-to-business and business-to-consumer markets and to create a variable-cost supply chain that is able to support the multiple unique needs of each of their initiatives, including traditional and electronic commerce.

    o Government agencies are increasingly focused on improved citizen usability and interaction, as well as the need to manage government initiatives from an efficiency perspective.

    o Companies in a variety of industries seek outsourcing as a method to address one or more business functions that are either not within their core business competencies, to reduce operating costs or to improve the speed or cost of implementation.

SUPPLY CHAIN MANAGEMENT TREND

    As companies maintain focus on improving their businesses and balance sheet financial ratios, significant efforts and investments continue to be made identifying ways to maximize supply chain efficiency and extend supply chain processes. Working capital financing, vendor managed inventory, supply chain visibility software solutions, distribution channel skipping, direct to consumer e-commerce sales initiatives, and complex upstream supply chain collaborative technology are products that manufacturers seek to help them achieve greater supply chain efficiency. Forrester Research predicts that U.S. firms will spend a total of $35 billion over the next five years to improve business processes, which we believe includes the type of products described above, that monitor, manage, and optimize their extended supply chains.

    A key business challenge facing many manufacturers and retailers as they evaluate their supply chain efficiency is in determining how the trend for consumers to shop via the Internet in an electronic commerce fashion will affect their traditional commerce business model. According to the International Data Corporation's ("IDC") eWorld survey, eBusiness grew more than 20% in 2001 and they predict this growth will continue as companies make ebusiness one of their top priorities. IDC further reports that companies will continue to invest in eBusiness initiatives to reduce costs, improve customer service and enhance coordination with customers and suppliers. We believe that companies will continue to strategically plan for the impact that e-commerce and other new technology advancements will have on their traditional commerce business models and their existing technology and infrastructure capabilities. eMarketer predicts that by 2004, business to business e-commerce worldwide will reach $2.8 trillion up from $448 billion in 2001. While the majority of online transactions currently occur in the United States and North America, in the coming years we believe that certain Asian and European nations will experience significant growth in e-commerce transactions as well.

    Manufacturers, as buyers of materials, are also imposing new business practices and policies on their supplier partners in order to shift the normal supply chain costs and risks associated with inventory ownership away from their own balance sheets. Through techniques like Vendor Managed Inventory ("VMI") or Consigned Inventory

Programs ("CIP"), manufacturers are asking their suppliers, as a part of the supplier selection process, to provide capabilities where the manufacturer need not own, or even possess, inventory prior to the exact moment that unit of inventory is required as a raw material component or for shipping to a customer. To be successful for all parties, business models such as these often require a sophisticated collection of technological capabilities that allow for complete integration and collaboration of the information technology environments of both the buyer and supplier. For example, in order for an inventory unit to arrive at the precise required moment in the manufacturing facility, it is necessary for the Manufacturing Resource Planning ("MRP") systems of the manufacturer to integrate with the CRM systems of the supplier. When hundreds of supplier partners are involved, this process can become quite complex and technologically challenging. Buyers and suppliers are seeking solutions that utilize XML based protocols like Biztalk, RosettaNet and other traditional EDI standards in order to ensure an open systems platform that promotes easier technology integration in these collaborative solutions.

GOVERNMENT OUTSOURCING TREND

    The United States government has increased its focus on streamlining work efforts and reducing overall governmental costs, which has led to further evaluation of outsourcing as a possible avenue to achieve these goals. The federal government formulated an E-Government strategy in 2002, which was created to support multi-agency projects that improve citizen services and yield performance gains. Also, recent revisions to government mandate A-76 state that Government agencies must conduct thorough audits to determine the lowest cost and most efficient method of doing business, and to outsource to the public sector when in-house operations are unable to compete.

     As stated in the February 2002 E-Government Strategy document developed by the U.S. Office of Management and Budget (OMB) E-Government task force, the primary goals for this initiative are to:

    o Make it easy for citizens to obtain service and interact with the federal government;

    o   Improve government efficiency and effectiveness; and

    o   Improve the government's responsiveness to citizens.

    According to the Budget of the United States Government, fiscal year 2004, the federal government's investment in information technology (IT) is estimated to be increased to $59 billion for 2004 versus the 2003 budget request of $53 billion. This increased level of IT spending provides enormous opportunities for the government to transform itself into a citizen-centered E-Government and provides additional opportunities for the government to work with the public sector to develop more user friendly methods of interaction. Past agency-centered IT approaches have limited the government's productivity gains and ability to serve citizens. With this initiative, the federal government is poised to transform the way it does business with citizens through the use of E-Government.

    The 2002 E-Government strategy document goes on to state, "E-Government provides many opportunities to improve the quality of service to citizens. Citizens should be able to get service or information in minutes or hours, versus today's standard of days or weeks. Citizens, businesses and state and local governments should be able to file required reports without having to hire accountants and lawyers. Government employees should be able to do their work as easily, efficiently and effectively as their counterparts in the commercial world. Effective execution of this strategy are targeted to:

    o   Simplify delivery of services to citizens;

    o   Eliminate layers of government management;

    o Make it possible for citizens, businesses, other levels of government and federal employees to easily find information and get service from the federal government;

    o Simplify agencies' business processes and reduce costs through integrating and eliminating redundant systems;

    o Enable achievement of the other elements of the President's Management Agenda; and

    o Streamline government operations to guarantee rapid response to citizen needs."

    E-Government Strategy activities are centered on four citizen-centered groups, including:

    o   Individuals/Citizens: Government-to-Citizens (G2C);

    o   Businesses: Government-to-Business (G2B);

    o   Intergovernmental: Government-to-Government (G2G);

    o   Intra-governmental: Internal Efficiency and Effectiveness (IEE);

    Through the E-Government Strategy, Government agencies are currently faced with pressure to upgrade technology capabilities and to better interface with their audiences. Combined with the A-76 initiative that directs Government agencies to pursue the most cost-effective method of doing business, current federal strategy now enforces government's need to better understand public alternatives, submit to extensive requests for proposals to an array of government and non-government providers, and to perform complex evaluations of existing operations and functions. These initiatives will continue to drive government usage of outside sources.

OUTSOURCING TREND

    In response to the current economic situation, growing competitive pressures and technological innovations, we believe many companies, both large and small, are focusing their critical resources on the core competencies of their business and utilizing business process outsourcing to accelerate their business plans in a cost-effective manner and perform non-core business functions. Outsourcing provides many key benefits, including the ability to:

    o Capitalize on skills, expertise and technology infrastructure that would otherwise be unavailable or expensive given the scale of the business;

    o Reduce capital and personnel investments and convert fixed investments to variable costs;

    o Increase flexibility to meet changing business conditions and demand for products and services;

    o   Enhance customer satisfaction and gain competitive advantage;

    o   Improve operating performance and efficiency; and

    o   Enter new business markets or geographic areas rapidly.

    As a result, the market for business process outsourcing services continues to grow. IDC predicts that worldwide logistics business process outsourcing trends will continue to evolve and grow to reach $308.7 billion in 2006.

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

    Improve the Customer Experience. We enable our clients to provide their customers with a positive buying experience thereby maintaining and promoting brand loyalty. Through our use of advanced technology, we can respond directly to customer inquiries by e-mail, voice or data communication and assist them with on-line ordering and product information. We offer our clients a "world-class" level of service, including 24-hour, seven-day-a-week, Web-enabled customer care service centers, detailed CRM reporting and exceptional order accuracy. We have significant experience in the development of Internet web sites that allows us to recommend features and functions that are easily navigated and understood by our client's customers. Our technology platform is designed to ensure high levels of reliability and fast response times for our clients' customers. Because our technology is "world-class," our clients benefit from being able to offer the latest in customer communication and response conveniences to their customers.

    Minimize Investment and Improve Operating Efficiencies. One of the most significant benefits that outsourcing to PFSweb provides is the ability to transform fixed costs into variable costs. By eliminating the need to invest in a fixed capital infrastructure, our clients' costs typically become directly correlated with volume increases or declines. Further, as volume increases drive the demand for greater infrastructure or capacity, PFSweb is able to quickly deploy additional resources. We provide services to multiple clients, which enables us to offer our clients economies of scale, and resulting cost efficiency, that they may not have been able to obtain on their own. Additionally, because of the large number of daily transactions we process, PFSweb has been able to justify investments in levels of automation, security surveillance, quality control processes and transportation carrier interfaces that are typically outside the scale of investment that our clients might be able to cost justify on their own. These additional capabilities can provide our clients the benefits of enhanced operating efficiency, reduced inventory shrinkage, and expanded customer service options.

    Access a Sophisticated Technology Infrastructure. We provide our clients with ready access to a sophisticated technology infrastructure through our Entente Suite, which is designed to interface seamlessly with their systems. We provide our clients with vital product and customer information that can be immediately available to them on their own systems or through web based graphic user interfaces for use in data mining, analyzing sales and marketing trends, monitoring inventory levels and performing other management functions.

THE PFSWEB STRATEGY

    As we look to 2003, we have adopted a simple but effective strategy statement to drive our actions for the year, QGP. This acronym stands for Quality, Growth and Profit. We believe that if we can achieve outstanding performance on these three basic elements, they will provide for a stable foundation for the future of PFSweb. As this evolution of our business model continues, we will remain focused on these three fundamentals:

    Quality: To meet our client's service level requirements and enhance the value of their "brand" while providing their customers a positive, memorable and efficient experience.

    Growth: To increase our company's revenue and gross profit from its current levels. To expand our product offering and to add new clients that drive revenue and profit growth. To become a larger company in order to create career and additional employment opportunities.

    Profit: To increase the value of our company for all of its stake holders while rewarding our team members with challenging, fun and memorable life experiences.

    The successful balance of the execution of these fundamental strategies over the next year is targeted to result in the formation of a solid strategic and financial foundation for PFSweb and provide PFSweb a sustainable and profitable business model for the future.

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

    Technology Collaboration. Specifically for e-commerce initiatives, PFSweb has created the Entente Suite, which illustrates the level of electronic cooperation that is possible when we construct solutions with our clients using this technology service offering. This set of technology services enables everything from order processing and inventory reporting to total e-commerce design and implementation. The Entente Suite comprises four key services-- EntenteDirect(SM), EntenteMessage(SM), EntenteWeb(SM) and EntenteReport(SM).

    EntenteDirect provides clients with a real-time, user-friendly interface between their system and PFSweb order processing, warehouse management and related functions. Using real-time or batch processes, EntenteMessage is a file exchange service for clients using our warehousing and distribution facilities. EntenteWeb is a one-stop shop for the entire e-commerce process, particularly for companies with unusual needs or specific requests that are not easily met by the typical e-commerce development packages. EntenteWeb is a service particularly focused to enable global commerce strategies with its extensive currency and language functionality. EntenteReport is a real-time, user-friendly data mining service particularly suited to companies that need to put key e-commerce information into the hands of business users, but do not have the IT resources to facilitate the necessary data extraction, manipulation and presentation. EntenteReport is web browser-based and simplifies even the most complex data for extraction and analysis.

    The Entente Suite operates in an open systems environment and features the use of industry-standard XML, enabling customized e-commerce solutions with minimal changes to a clients' systems or our Enterprise Resource Planning ("ERP") systems. The result is a faster implementation process. Additionally, by using XML, the Entente Suite offers companies a more robust electronic information transfer option than text file FTP or EDI.

    Managed Hosting and Internet Application Development. We offer a highly available and secure managed hosting solution that encompasses complete creation and maintenance of client web sites. Operating with an in-house creative staff, we customize commerce enabled client sites to their exact specifications and requirements. As with all major brand name companies, consistency within the brand image is vital; therefore, our design engineers create sites that seamlessly integrate and mirror the exact brand image of our clients. By operating on IBM enterprise systems and utilizing our state of the art Entente Suite technology along with Microsoft.Net technologies, we can maintain a robust hosting environment for client sites to reside.

    Specifically through the EntenteWeb package, clients can build an e-commerce offering with relatively low investment and in a time efficient manner. EntenteWeb is a complete front-to-back e-commerce solution that incorporates components ranging from the look of the user interface to specific business purchasing, warehousing and shipping needs, enabling companies to define in exact terms their desired e-commerce site functionality.

    Order Management. Our order management solutions provide clients with interfaces that allow for real-time information retrieval, including information on inventory, product orders, shipment, delivery and customer history. These solutions are seamlessly integrated with our web-enabled customer contact centers, allowing for the processing of orders through shopping cart, phone, fax, mail, email, web chat, and other order receipt methods. As the information backbone for our total supply chain solution, order management services can be used on a stand alone basis or in conjunction with our other business infrastructure offerings, including customer contact, financial or distribution services. In addition, for the business-to-business market, our technology platform provides a variety of order receipt methods that facilitate commerce within various stages of the supply chain. Our systems provide the ability for both our clients' and their customers to track the status of orders at any time. Our services are transparent to our clients' customers and are seamlessly integrated with our clients' internal systems platforms and web sites. By synchronizing these activities, we can capture and provide critical customer information, including:

    o Statistical measurements critical to creating a quality customer experience, containing real-time order status, order exceptions, back order tracking, allocation of product based on timing of online purchase and business rules, the ratio of customer inquiries to purchases, average order sizes and order response time;

    o Business-to-business supply chain management information critical to evaluating inventory positioning, for the purpose of reducing inventory turns, product flow through and end-consumer demand;

    o Reverse logistics information including customer response and reason for the return or rotation of product and desired customer action;

    o Detailed marketing information about what was sold and to whom it was sold, by location and preference; and

    o Web traffic reporting showing the number of visits ("hits") received, areas visited, and products and information requested.

    Customer Relationship Management. We offer a completely customized CRM solution for clients. Our CRM solution encompasses a full-scale customer contact management service offering, as well as a fully integrated customer analysis program. All customer contacts are captured and customer purchases are documented. Full-scale reporting on all customer transactions is available for evaluation purposes. Through each of our customer touch-points, information can be analyzed and processed for current or future use in business evaluation, product effectiveness and positioning, and supply chain planning.

    An important feature of evolving commerce remains the ability for the customer to speak with a live customer service representative. Our experience has been that a majority of consumers tell us they visited the web location for information, but only a fraction of those consumers chose to place their order online. Our customer care services utilize features that integrate voice, e-mail, standard mail, data and internet chat communications to respond to and handle customer inquiries. Our customer care representatives answer various questions, acting as virtual representatives of our client's organization, regarding order status, shipping, billing, returns and product information and availability as well as a variety of other questions. Our web-enabled customer care technology identifies each customer contact automatically and routes it to the available customer care representative who is individually certified in the client's business and products. Our web-enabled customer care centers are designed so that our customer care representatives can handle several different clients and products in a shared environment, thereby creating economy of scale benefits for our clients as well as highly customized dedicated support models that provide the ultimate customer experience and brand reinforcement. Our advanced technology also enables our representatives to up-sell, cross-sell and inform customers of other products and sales opportunities. The web-enabled customer care center is fully integrated into the data management and order processing system, allowing full visibility into customer history and customer trends. Through this fully integrated system, we are able to provide a complete CRM solution.

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

    International Fulfillment and Distribution Services. An integral part of our business process outsourcing solutions is the warehousing and distribution of inventory either owned by our clients or owned by us through our master distributor relationships. We currently have approximately one million square feet of warehouse space domestically and internationally to store and process our clients' inventory. We receive client inventory in our distribution centers, verify shipment accuracy, unpack, audit (a process that includes spot-checking a small percentage of the clients inventory to validate piece counts and check for damages that may have occurred during loading and unloading), inspect for other damages (which may include checking fabric, stitching and zippers, for soft goods, or 'testing' power-up capabilities for electronic items) and stock for sale the same day. On behalf of our clients, we pick, pack and ship their customer orders and can provide customized packaging, inserts and promotional literature for distribution with customer orders.

    We will also work with clients to re-sequence certain supply to aid in an inventory postponement strategy. We can build clients assembly flow lines and create thousands of units daily to stock in a JIT environment. This service, for example, can entail the procurement of packaging materials including retail boxes, foam inserts and anti-static bags. These raw material components would be shipped to PFSweb from overseas manufacturers, and PFSweb will build the finished SKU units to stock for the client. This strategy allows manufacturers to make a smaller investment in inventory while meeting changing customer demand.

    Based upon our clients' needs, we are able to take advantage of a variety of shipping and delivery options, including next day service. Our facilities are equipped with multi-carrier functionality, allowing us to integrate with all major shipping carriers and provide a comprehensive transportation management offering. In addition, an increasingly important function that we provide for our clients is reverse logistics management. We offer a wide array of product return services for our clients, including issuing return authorizations, receipt of product, crediting customer accounts, and disposition of returned product.

    Our distribution facilities contain computerized sorting equipment, highly mobile pick-to-light carts, powered material handling equipment, scanning and bar-coding systems and automated conveyors, in-line scales, x-ray equipment and digital cameras to photograph shipment contents for automatic accuracy checking. Our international distribution complexes include several advanced technology enhancements, such as radio frequency technology in product receiving processing to ensure accuracy, an automated package routing system and a pick-to-light paperless order picking system. Our advanced distribution systems provide us with the capability to currently warehouse an extensive number of stock keeping units (SKUs) for our clients ranging from high-end laser printers to cosmetic compacts. Our facilities are flexibly configured to process business-to-business and single pick business-to-consumer orders from the same central location.

    During 2002, we warehoused, managed and fulfilled approximately $1 billion in client merchandise and transactions. Much of this does not represent our revenue, but rather the revenue of our clients' transactions for whom we provided e-business infrastructure solutions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Domestic clients of PFSweb enjoy the benefits of having their inventory assets secured by a network of trained law enforcement professionals who have developed and continue to operate a world-class security network from our security headquarters in Memphis, TN. Because of our strong relationship with the US Government pursuant to our US Mint contract, our security plans and procedures are under constant evaluation and evolution to ensure that we employ the latest in security processes and procedures as either new threats are uncovered, or as new technology is announced that further enhances our surveillance and detection capabilities.

Some of the security actions that PFSweb has recently implemented for our U.S. operations include;

    - A continuous and thorough review of local and regional threats and incidents that might affect the flow of product to/from our PFSweb facilities,

    -   Regular reviews of security processes and procedures ,

    -   Performing ongoing risk assessment,

    -   Identifying hazard severity and probability,

    -   Resolution of identified risks and hazards,

    -   Using available surveillance and detection capabilities,

    -   Coordination with Law Enforcement Agencies, and

    -   Alert levels with predetermined security measures.

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

    Combining our assembly services with our supplier-owned inventory hub services allows our clients to reduce cycle times, to compress their supply chains and to consolidate their operations and supplier management functions. We have supplier inventory management, assembly and fulfillment services all in one place, providing greater flexibility in product line utilization, as well as rapid response to change orders or packaging development. Our standard capabilities include: build-to-order, build-to-stock, expedited orders, passive and active electrostatic discharge ("ESD") controls, product labeling, serial number generation, marking and/or capture, lot number generation, asset tagging, bill of materials ("BOM") or computer automated design ("CAD") engineering change processing, SKU-level pricing and billing, manufacturing and metrics reporting, first article approval processes, and comprehensive quality controls.

    Our kitting and assembly services also include procurement. We work directly with client suppliers to make Just-in-Time ("JIT") inventory orders for each component in client packages, thereby ensuring the appropriate inventory quantities arrive at just the right time to PFSweb and then turned around JIT to customers.

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

    Information Management. We have the ability to communicate with and transfer information to and from our clients through a wide variety of technology services, including real-time data interfaces, file transferring and electronic data interchange. Our systems are designed to capture, store and electronically forward to our clients critical information regarding customer inquiries and orders, product shipments, inventory status (for example, levels of inventory on hand, on backorder, on purchase order and inventory due dates to our warehouse), product returns and other information. We maintain for our clients detailed product databases that can be seamlessly integrated with their web sites. Our systems are capable of providing our clients with customer inventory and order information for use in analyzing sales and marketing trends and introducing new products. We also offer customized reports and data analyses based upon specific client needs to assist them in their budgeting and business decision process.

    Financial Services. Our financial services are divided into two major areas:
1) billing and collection services for business-to-business and business-to-consumer clients and 2) working capital solutions. Through our client financial services, we act as a virtual and physical financial management department for all potential client needs.

    We offer secure credit and collections services for both business-to-business and business-to-consumer business. Specifically, for business-to-consumer clients, we offer secure, real-time credit card processing for orders made via a client web site or through our customer contact center. Additionally, we calculate sales or VAT tax, if applicable, for numerous taxing authorities and on a variety of products. Using third-party leading-edge fraud protection services and risk management systems, we can assure the highest level of security and the lowest level of risk for client transactions.

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

    PFSweb's subsidiary, Supplies Distributors, Inc. provides working capital solutions, which enables manufacturers to remove inventory and receivables from their balance sheets through the use of third party financing. This service offering is available to clients operating in North America and Europe.

    While the majority of our clients maintain ownership of their own inventory, through Supplies Distributors we can create and implement client inventory solutions as well. PFSweb has years of experience in dealing with the issues related to inventory ownership, secure inventory management, replenishment and product distribution. PFSweb and Supplies Distributors can offer prospective clients a management solution for the entire customer relationship, including ownership of inventory and receivables. Through CIP, we utilize technology resources to time the replenishment purchase of inventory with the simultaneous sale of product to the end user. All interfaces are done electronically and all processes regarding the financial transactions are automated, creating significant supply chain advantages.

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

CLIENTS AND MARKETING

    Our target clients include brand name manufacturers looking to quickly and efficiently implement business initiatives, to adapt their go-to-market strategies, or to introduce new products or programs, without the burden of modifying or expanding their order processing, customer service and distribution infrastructure. We also target retailers and direct marketers seeking to expand their sales through new channels as well as government agencies trying to reduce costs and/or increase efficiency, meet customer expectations and responsiveness. Our solutions are applicable to a multitude of industries and company types and we have provided solutions for such companies as:

    International Business Machines ("IBM") (printer supplies in several geographic areas), Adaptec (computer accessories), the U.S. Mint (as a sub-contractor to IBM Global Services), Avaya Communication, Dell (a computer manufacturer), Emtec Magnetics (a manufacturer of BASF-branded data media and audio visual products), Lancome (a cosmetics division of L'Oreal International), Xerox (printers and printer supplies), Thomson Multimedia (RCA branded televisions and consumer electronics), Mary Kay Cosmetics (cosmetics), Pharmacia/Upjohn

(pharmaceuticals), Nokia USA.com (cell phone accessories), Roots Canada (apparel), Hewlett-Packard (printers and computer networking equipment) and The Smithsonian Business Ventures (a collectibles cataloger). We target potential clients through an extensive integrated marketing program that comprises a variety of direct marketing techniques, high impact direct print advertising and a sophisticated tele-sales model. We target our direct marketing efforts to selected key vertical industry segments where we feel that we are able to provide significant service differentiation and value. We also utilize trade shows, industry conferences, trade journal advertising, internet search engines, and our web site www.pfsweb.com. We also pursue strategic marketing alliances with consulting firms, software manufacturers and other logistics providers to generate referrals and customer leads.

    Because of the highly complex nature of the solutions we provide, our clients demand significant competence and experience from a variety of different business disciplines during the sales cycle. As such, we utilize a selected member of our senior executive team to lead the design and proposal development of each potential new client we choose to pursue. The senior executive is supported by a select group of highly experienced individuals from our professional services group with specific industry knowledge or experience to the solutions development process. We employ a team of highly trained implementation managers whose responsibilities include the oversight and supervision of client projects and maintaining high levels of client satisfaction during the transition process between the sales cycle and steady state operations.

TECHNOLOGY

    We maintain advanced management information systems and have automated key business functions using on-line, real-time systems. These systems enable us to provide our clients information concerning sales, inventory status, customer payments and other operations that are essential for our clients to efficiently manage their electronic commerce and supply chain business programs. Our systems are designed to scale rapidly in order to handle the transaction processing demands of our clients.

    We employ technology from a selected group of partners, many of whom are also our clients. For example, we deploy IBM e-servers and network printers in appropriate models to run web site functions as well as order management and distribution functions. We utilize Avaya Communication for telephone switch and call center management functions. We employ Avaya Communication for our web-enabled customer care center to interact with customers via voice, e-mail or chat. Avaya Communication technology also allows us to share web pages between customers and our service representatives. We have the ability to transmit and receive voice, data and video simultaneously on a single network connection to a customer to more effectively serve that customer for our client. Clients' interest in using this technology stems from its ability to allow shoppers to consult with known experts in a way that the customer chooses prior to purchasing. Our sophisticated computer-telephony integration has been accomplished by combining systems software from IBM and Avaya Communication together with our own application development. We use AT&T for our private enterprise network and long distance carrier. We use J.D. Edwards as the software provider for the primary ERP applications that we use in our operational areas and financial areas. We use Ecometry as the software provider for the primary multi-channel direct marketing application we deploy for our catalog and direct marketing clients. We use Siemens Dematic/Rapistan Materials Handling Automation for our automated order selection, automated conveyor and "pick-to-light" (inventory retrieval) systems, and Symbol Technologies/Telxon for our warehouse radio frequency applications. Our Warehouse Management System ("WMS") and Distribution Requirements Planning ("DRP") system have been developed in-house to meet the varied unique requirements of our vertical markets. Both the WMS and DRP are tightly integrated to both the North American and European deployments of our J.D. Edwards' system.

    Many internal infrastructures are not sufficient to support the explosive growth in e-business, e-marketplaces, supply chain compression, distribution channel realignment and the corresponding demand for real-time information necessary for strategic decision-making and product fulfillment. To address this need, we have created the Entente Suite, which is a comprehensive suite of technology services, with supporting software and hardware infrastructure, that enables companies with little or no e-commerce infrastructure to speed their time to market and minimize resource investment and risk, and allows all companies involved to improve the efficiency of their supply chain. The Entente Suite is comprised of four distinct service offerings -- EntenteDirect, EntenteMessage, EntenteWeb, and EntenteReport -- which can stand alone or be combined for a fully customized e-commerce solution depending on the level of direct involvement a company wants to maintain in their e-commerce initiative.

    The components of the Entente Suite provide the open platform service infrastructure that allows us to create complete e-commerce solutions with our customers. Using the various services of the Entente Suite, we can assist our clients in easily integrating their web sites or ERP systems to our systems for real-time transaction processing without regard for their hardware platform or operating system. This high-level of systems integration allows our clients to automatically process orders, customer data and other e-commerce information. We also can track information sent to us by the client as it moves through our systems in the same manner a carrier would track a package throughout the delivery process. Our systems enable us to track, at a detailed level, information received, transmission timing, any errors or special processing required and information sent back to the client. The transactional and management information contained within our systems is made available to the client quickly and easily through the Entente Suite.

    The Entente Suite serves as a transparent interface to our back-office productivity applications including our customized J.D. Edwards order management and fulfillment application and our Ecometry multi-channel direct marketing application that runs on IBM e-Servers. It also is designed to integrate with marketplace technologies offered by major marketplace software companies.

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

    Our information technology operations and infrastructure are built on the premise of reliability and scalability. We maintain diesel generators and un-interruptible power supply equipment to provide constant availability to computer rooms, call centers and warehouses. Multiple internet service providers and redundant web servers provide for a high degree of availability to web sites that interface with our systems. Capacity planning and upgrading is performed regularly to allow for quick implementation of new clients and avoid time-consuming infrastructure upgrades that could slow growth rates. We also have a disaster recovery plan for our information systems and maintain a "hot site" under contract with a major provider.

COMPETITION

    Many companies offer, on an individual basis, one or more of the same services we do, and we face competition from many different sources depending upon the type and range of services requested by a potential client. Our competitors include vertical outsourcers, which are companies that offer a single function, such as call centers, public warehouses or credit card processors. Many of these companies have greater capabilities than we do for the single function they provide. We also compete against transportation logistics providers who offer product management functions as an ancillary service to their primary transportation services. In many instances, our competition is the in-house operations of our potential clients themselves. The in-house operations departments of potential clients often believe that they can perform the same services we do, while others are reluctant to outsource business functions that involve direct customer contact. We cannot be certain that we will be able to compete successfully against these or other competitors in the future.

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

    We also compete on the basis of many other important additional factors, including:

    o   operating performance and reliability;

    o   ease of implementation and integration;

    o experience of the people required to successfully and efficiently design and implement solutions;

    o   leading edge technology capabilities;

    o   global reach; and

    o   price.

    We believe that we compete favorably with respect to each of these factors. However, the market for our services is becoming more competitive and still evolving, and we may not be able to compete successfully against current and future competitors.

EMPLOYEES

    As of December 31, 2002, we had 437 full-time employees and 113 part-time employees, of which 503 were located in the United States. We are not a party to any collective bargaining agreements, and we have never suffered an interruption of business as a result of a labor dispute. We consider our relationship with our employees to be good.

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

INTERNET ACCESS TO REPORTS

    We maintain an internet website, www.pfsweb.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K (and amendments, if any, to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934) are made available, free of charge, through the investor relations section of this website as soon as reasonably practicable after we electronically file such material, or furnish it to the Securities and Exchange Commission.

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

SPIN-OFF OF PFSWEB FROM DAISYTEK

HISTORY

    The PFSweb business unit was formed in 1991 as a subsidiary of Daisytek named "Working Capital of America" whose purpose was to provide inventory management, direct shipping to end-users, and accounts receivable collections for Daisytek customers and other third parties. Until 1996, this business unit was comprised of operations both at Working Capital of America and at Daisytek. As the business gradually developed, this business unit recognized an opportunity to expand its business and capitalize on Daisytek's strengths in customer service, order management, product fulfillment and distribution, and technology and provide these services on an outsourcing basis. Since 1996, the operations of this business unit have been primarily focused in PFS. PFSweb was formed in 1999 to be a holding company for PFS and to facilitate the Offering and spin-off from Daisytek. In December 1999, we completed the Offering and entered into various agreements with Daisytek relating to the spin-off. Under these agreements, the spin-off was conditioned upon, among other things, the receipt of a ruling by the Internal Revenue Service ("IRS") that, among certain other tax consequences of the transaction, the spin-off qualify as a tax-free distribution for U.S. federal income tax purposes and not result in the recognition of taxable gain or loss for U.S. federal income tax purposes to Daisytek or its shareholders (the "IRS Ruling"). On June 8, 2000, Daisytek received the IRS Ruling and the Daisytek board of directors approved the spin-off and authorized the distribution of 14,305,000 shares of PFSweb common stock to the holders of Daisytek common stock. The distribution was made at the close of business on July 6, 2000 to Daisytek stockholders of record as of June 19, 2000.

PFSWEB'S RELATIONSHIP WITH DAISYTEK

    At the time of the Offering, PFSweb and Daisytek entered into various agreements providing for the separation of their respective business operations. These agreements governed various interim and ongoing relationships between the companies, including the transaction management services that PFSweb provided for Daisytek, the transitional services that Daisytek provided to PFSweb and a tax indemnification and allocation agreement that governed the allocation of tax liabilities and set forth provisions with respect to other tax matters.

    All of the agreements between PFSweb and Daisytek were made in the context of a parent-subsidiary relationship and were negotiated in the overall context of the spin-off. Although we generally believe that the terms of these agreements were consistent with fair market values, there can be no assurance that the prices charged to or by each company under these agreements were not higher or lower than the prices that may have been charged by, or to, unaffiliated third parties for similar services.

    Although we continue to be party to certain agreements with Daisytek, such as the Master Separation Agreement, the Tax Indemnification and Allocation Agreement and the Initial Public Offering and Distribution Agreement, we do not currently generate any service revenues or incur any related expenses related to services for Daisytek. However, through our master distributor relationships operated by our subsidiary, Supplies Distributors, we sell certain products to Daisytek and also purchase certain products from them (see "Supplies Distributors").

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

INITIAL PUBLIC OFFERING AND DISTRIBUTION AGREEMENT

    General. PFSweb and Daisytek entered into an Initial Public Offering and Distribution Agreement that governs their respective rights and duties with respect to the Offering and the spin-off, and sets forth certain covenants to which they are bound for various periods following the Offering and the spin-off.

    Preservation of the Tax-free Status of the Spin-off. Daisytek received a private letter ruling from the Internal Revenue Service to the effect that the spin-off qualified as a tax-free distribution under Section 355 of the Internal Revenue Code to Daisytek and its stockholders. In connection with obtaining such ruling, certain representations and warranties were made regarding Daisytek, PFSweb and their respective businesses. PFSweb has also agreed to certain covenants that were intended to preserve the tax-free status of the spin-off. These included covenants whereby PFSweb agreed to restrictions on certain acquisition transactions, to continue as an active trade or business and to not have indebtedness to Daisytek, other than in the ordinary course of business from the date of spin-off through July 2002. These covenants did not prohibit PFSweb from implementing or complying with any transaction permitted by an IRS ruling or a tax opinion.

    Other Covenants Regarding Tax Treatment of the Transactions. The transfer of assets and liabilities from Daisytek to PFSweb as provided by the Master Separation Agreement (the "Contribution") was intended to qualify as a reorganization under Section 368(a)(1)(D) of the Code (a "D Reorganization"). PFSweb agreed not to take, or permit any of our subsidiaries to take, any actions or enter into any transaction or series of transactions that would have been reasonably likely to jeopardize the tax-free status of the spin-off or the qualification of the Contribution as a D Reorganization, including any action or transaction that would have been reasonably likely to be inconsistent with any representation made in connection with Daisytek's request for the IRS Ruling prior to July 2002. PFSweb also agreed to take any reasonable actions necessary for the Contribution and the spin-off to qualify as a D Reorganization.

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

    Other Indemnification. PFSweb has generally agreed to indemnify Daisytek and its affiliates against all liabilities arising out of any material untrue statements and omissions in PFSweb's prospectus and the registration statement of which it was a part and in any and all registration statements, information statements and/or other documents filed with the SEC in connection with the spin-off or otherwise. However, PFSweb's indemnification of Daisytek does not apply to information relating to Daisytek. Daisytek agreed to indemnify PFSweb for this information.

    Expenses. In general, PFSweb agreed to pay substantially all costs and expenses relating to the Offering, including the underwriting discounts and commissions, and Daisytek agreed to pay substantially all costs and expenses relating to the spin-off.

TAX MATTERS

    Daisytek and PFSweb entered into a Tax Indemnification and Allocation Agreement to govern the allocation of tax liabilities and to set forth agreements with respect to certain other tax matters.

    Under the Code, PFSweb ceased to be a member of the Daisytek consolidated group upon the completion of the spin-off.

    Under these agreements, Daisytek has the responsibility to pay all taxes attributable to PFSweb and its subsidiaries for tax periods or portions thereof ending on or before the effective date of the Offering, except to the extent of any accruals thereof on the books and records of PFSweb or its subsidiaries for such taxes under generally accepted accounting principles. Thereafter, for tax periods or portions thereof during which PFSweb was a member of the Daisytek consolidated, combined or unitary group, PFSweb was apportioned its share of the group's income tax liability based on its taxable income determined separately from Daisytek's taxable income, and PFSweb paid its calculated taxes to Daisytek, which then filed a consolidated, combined or unitary return with the appropriate tax authorities. There were certain U.S. state or local jurisdictions in which PFSweb filed separate income tax returns, not combined or consolidated with Daisytek, for such tax periods. In that circumstance, PFSweb filed a tax return with the appropriate tax authorities, and paid all taxes directly to the tax authority. PFSweb was compensated for tax benefits generated by it before tax deconsolidation and used by the Daisytek consolidated group. PFSweb prepared and filed all tax returns, and paid all income taxes due with respect to all tax returns required to be filed by it for all tax periods after it ceased to be a member of the Daisytek consolidated, combined or unitary group.

    Daisytek was responsible for most U.S. tax adjustments related to PFSweb for all periods or portions thereof ending on or before the effective date of the Offering. In addition, PFSweb and Daisytek have agreed to cooperate in any tax audits, litigation or appeals that involve, directly or indirectly, periods prior to the time that PFSweb ceased to be a member of the Daisytek consolidated group. PFSweb and Daisytek have agreed to indemnify each other for tax liabilities resulting from the failure to cooperate in such audits, litigation or appeals, and for any tax liability resulting from the failure to maintain adequate records.

    Notwithstanding the tax allocation agreement, for all periods in which Daisytek owned 80% or more of PFSweb's capital stock, PFSweb was included in Daisytek's consolidated group for federal income tax purposes. If Daisytek or other members of the consolidated group failed to make any federal income tax payments, PFSweb would be liable for the shortfall since each member of a consolidated group is liable for the group's entire tax obligation.

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

    A "Prohibited Action" is defined as:

    o if PFSweb takes any action that is inconsistent with the tax treatment of the spin-off as contemplated in the IRS Ruling; or

    o if, prior to the spin-off, PFSweb issued shares of stock or took any other action that would result in it not being controlled by Daisytek within the meaning of Section 368(c) of the Code.

    A "Disqualifying Event" includes any event involving the direct or indirect acquisition of the shares of PFSweb's capital stock after the spin-off that has the effect of disqualifying the spin-off from tax-free treatment, whether or not the event was the result of our direct action or within PFSweb's control.

TRANSACTION MANAGEMENT SERVICES AGREEMENT

    PFSweb and Daisytek entered into a Transaction Management Services Agreement that set forth the transaction management services that PFSweb provided for Daisytek. Under this agreement, PFSweb provided a wide range of transaction management services, including information management, order fulfillment and distribution, product warehousing, inbound call center services, product return administration and other services.

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

SUBSTITUTE STOCK OPTIONS

    In connection with the completion of the spin-off, all outstanding Daisytek stock options were replaced with substitute stock options as described below:

    Options held by Daisytek employees who were transferred to PFSweb were replaced (at the option holder's election) with either options to acquire shares of PFSweb common stock or options to acquire shares of both Daisytek common stock and PFSweb common stock, which may be exercised separately (the "Unstapled Options"). Options held by Daisytek employees who remained with Daisytek were replaced (at the option holder's election) with either options to acquire shares of Daisytek common stock or Unstapled Options.

    In general, the adjustments to the outstanding Daisytek options were established pursuant to a formula designed to ensure that: (1) the aggregate "intrinsic value" (i.e. the difference between the exercise price of the option and the market price of the common stock underlying the option) of the substitute options did not exceed the aggregate intrinsic value of the outstanding Daisytek stock option that was replaced by such substitute option immediately prior to the spin-off, and (2) the ratio of the exercise price of each option to the market value of the underlying stock immediately before and after the spin-off was preserved.

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

BUSINESS SUPPLIES DISTRIBUTORS

    PFSweb, Business Supplies Distributors, (a Daisytek subsidiary -- "BSD"), Daisytek and IBM were parties to various Master Distributor Agreements that expired on various dates through September 2001. Under these agreements, BSD acted as a master distributor of various IBM products, Daisytek provided financing and credit support to BSD and PFSweb provided transaction management and fulfillment services to BSD. In July 2001, PFSweb and Inventory Financing Partners, LLC ("IFP") formed Business Supplies Distributors Holdings, LLC ("Holdings"), and Holdings formed a wholly-owned subsidiary, Supplies Distributors. Supplies Distributors, PFSweb and IBM entered into new Master Distributor Agreements to replace the prior agreements. Under these new agreements, Supplies Distributors and its subsidiaries act as master distributors of various IBM products and, pursuant to a transaction management services agreement between PFSweb and Supplies Distributors, PFSweb provides transaction management and fulfillment services to Supplies Distributors. In October 2002, PFSweb acquired the remaining ownership interest in Holdings from IFP and as a result now owns 100% of Holdings.
See "Supplies Distributors."

SALE OF ASSETS TO DAISYTEK

    In May 2001, PFSweb sold to Daisytek certain of our assets used to provide transaction management services to Daisytek and its subsidiaries for a purchase price of $11 million. As part of this transaction, Daisytek and PFSweb terminated the transaction management services agreement described above. As part of this transaction, PFSweb entered into a six-month transition services agreement with Daisytek under which we provided certain information technology transition services for a monthly service fee through November 2001. Effective November 2001, we are no longer a party to any agreement to provide services for Daisytek. Although we continue to be party to certain agreements with Daisytek, such as the Master Separation Agreement, the Tax Indemnification and Allocation Agreement and the Initial Public Offering and Distribution Agreement, we do not currently generate any service revenues or incur any related expenses related to services for Daisytek. However, through our master distributor relationships operated by our subsidiary, Supplies Distributors, we sell certain products to Daisytek and also purchase certain products from them (see "Supplies Distributors").

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

RISKS RELATED TO OUR BUSINESS

OUR HISTORICAL FINANCIAL INFORMATION MAY NOT BE REPRESENTATIVE OF OUR FUTURE RESULTS.

    The financial information for periods prior to the year ended March 31, 2001 included in this Form 10-K may not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity during the periods presented. This is because we made certain adjustments and allocations since Daisytek did not account for us as, and we were not operated as, a single stand-alone business for the periods presented.

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

    The financial information for periods prior to September 30, 1999, subsequent to October 1, 2002 and currently, reflect product revenue earned from the master distributor agreements with IBM. In 1996 we entered into an agreement with the printer supplies division of IBM. Under this agreement, we served as an IBM master distributor of printer supply products and purchased product from IBM and resold them to IBM customers. We subsequently entered into a similar agreement in Europe and expanded our existing agreements to include more product lines. During the quarter ended September 30, 1999, we, BSD and IBM entered into new agreements to conform to a service fee revenue business model. Under these agreements, BSD acted as a master distributor of various IBM products, Daisytek provided financing and credit support to BSD and PFSweb provided transaction management and fulfillment services to BSD. As part of this restructuring, we transferred to BSD the IBM product inventory we held as the master distributor, together with our customer accounts receivable and our accounts payable owing to IBM in respect to the product inventory. As a master distributor under the original agreements, we recorded product revenue as we sold the product to IBM customers. Similarly, our gross profit was based upon the difference between our revenue from product sales and the cost of purchasing the product from IBM. Under the new agreements, whereby BSD acted as the master distributor, our revenue was service fee revenue based on a percentage of IBM product sales.

    In July 2001, PFSweb and Inventory Financing Partners, LLC ("IFP") formed Business Supplies Distributors Holdings, LLC ("Holdings"), and Holdings formed a wholly-owned subsidiary, Supplies Distributors. PFSweb originally had a 49% voting interest and IFP had a 51% voting interest in Holdings. Supplies Distributors, PFSweb and IBM entered into new Master Distributor Agreements to replace the prior agreements. Under these new agreements, Supplies Distributors and its subsidiaries act as master distributors of various IBM products and, pursuant to a transaction management services agreement between PFSweb and Supplies Distributors, PFSweb provides transaction management and fulfillment services to Supplies Distributors. Under the agreements with Supplies Distributors, PFSweb continued to recognize service fee revenue.

    In October 2002, we acquired the remaining 51% ownership interest in Holdings from IFP and thus now own 100% of Holdings. As a result of the purchase, we will now consolidate 100% of Holdings financial position and results of operations into our consolidated financial statements. Upon consolidation, effective October 1, 2002, we will eliminate the service fee revenue earned from our subsidiary, Supplies Distributors.

    As a result of reflecting revenue earned under the IBM agreements as product revenue in certain historical periods and as service fee revenue in others, our historical results of operations may not be indicative of our future operating or financial performance.

WE HAVE EXCESS CAPACITY, ARE INCURRING LOSSES FROM OPERATIONS AND NEED MORE REVENUE TO ACHIEVE SUSTAINABLE PROFITABILITY.

    We currently have unused space in our call centers and distribution centers and excess capacity in our systems infrastructure. As a result, we are currently incurring losses from operations. To properly service our existing clients and attract new clients, it may be difficult or impractical to substantially reduce many of the fixed costs associated with our unused space and excess capacity. Consequently, we may continue to incur losses from operations until we have sufficiently increased our revenue to cover our fixed and variable costs. Alternatively, we may incur restructuring charges to reduce portions of the fixed costs associated with the unused space and fixed capacity. While we believe that as we add revenue we will be able to cover our existing infrastructure costs, there can be no assurance that we will increase our revenue or achieve sustainable profitability.

OUR SERVICE FEE REVENUE IS DEPENDENT UPON OUR CLIENTS' BUSINESS AND TRANSACTION VOLUMES; ALL OF OUR CLIENT SERVICE AGREEMENTS ARE TERMINABLE BY THE CLIENT AT WILL.

    Our service fee revenue is primarily transaction based and fluctuates with the volume of transactions or level of sales of the products by our clients for which we provide transaction management services. If we are unable to retain existing clients or attract new clients or if we dedicate significant resources to clients whose business does not generate substantial transactions or whose products do not generate substantial customer sales, our business may be materially adversely affected. In addition, generally all of our service agreements with our clients are terminable by the client at will. Therefore, we cannot assure you that any of our clients will continue to use our services for any period of time.

WE ANTICIPATE INCURRING SIGNIFICANT EXPENSES IN THE FORESEEABLE FUTURE, WHICH MAY REDUCE OUR ABILITY TO ACHIEVE PROFITABILITY.

    In order to reach our business growth objectives, we expect to incur significant operating and marketing expenses, as well as capital expenditures, during the next several years. In order to offset these expenses, we will need to generate significant additional profitable business. If our revenue grows slower than either we anticipate or our clients' projections indicate, or if our operating and marketing expenses exceed our expectations, we may not generate sufficient revenue to be profitable or be able to sustain or increase profitability on a quarterly or an annual basis in the future. Additionally, if our revenue grows slower than either we anticipate or our clients' projections indicate, we may incur unnecessary or redundant costs and our operating results could be adversely affected.

OUR OPERATING RESULTS COULD BE MATERIALLY IMPACTED BY OUR CLIENT MIX AND THE SEASONALITY OF THEIR BUSINESS.

    Our business could be materially impacted by our client mix and the seasonality of their business. Based upon our current client mix, we anticipate our service fee revenue business activity will be at its lowest in the first quarter and at its highest in the second quarter of the fiscal year and that our product revenue business activity will be at its highest in the fourth quarter of our fiscal year. We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year. We are unable to predict how the seasonality of future clients' business may affect our quarterly revenue.

OUR SYSTEMS MAY NOT ACCOMMODATE SIGNIFICANT GROWTH IN OUR NUMBER OF CLIENTS.

    Our success depends on our ability to handle a large number of transactions for many different clients in various product categories. We expect that the volume of transactions will increase significantly as we expand our operations. If this occurs, additional stress will be placed upon the network hardware and software that manages our operations. We cannot assure you of our ability to efficiently manage a large number of transactions. If we are not able to maintain an appropriate level of operating performance, we may develop a negative reputation, and impair existing and prospective client relationships and our business would be materially adversely affected.

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

OUR MARGINS MAY BE MATERIALLY IMPACTED BY CLIENT TRANSACTION VOLUMES THAT DIFFER FROM CLIENT PROJECTIONS AND BUSINESS ASSUMPTIONS.

    Our pricing for client transaction services, such as call center and fulfillment, is often based upon volume projections and business assumptions provided by the client. In the event the actual level of activity is substantially different from the projections or assumptions, we may have insufficient or excess staffing or other assets dedicated for such client that may impact our margins and business relationship with such client. In the event we are unable to meet the service levels expected by the client, our relationship with the client will suffer and may result in the termination of the client contract.

OUR BUSINESS IS SUBJECT TO THE RISK OF CUSTOMER AND SUPPLIER CONCENTRATION.

    For the year ended December 31, 2002, the U.S. Mint, via a subcontract agreement with IBM, Supplies Distributors (prior to consolidation effective October 1, 2002) and Xerox Corporation represented approximately 35%, 13% and 14%, respectively, of our total service fee revenue for such period. The loss of either, or both, the U.S. Mint or Xerox Corporation as clients would have a material adverse effect upon our business.

    Substantially all of our product revenue was generated by sales of product purchased under master distributor agreements with IBM and is dependent on IBM's business. Sales to two customers accounted for approximately 13% and 12% of our total product revenues for the year ended December 31, 2002. The loss of any one or more of such customers would have a material adverse effect upon our business.

WE OPERATE WITH SIGNIFICANT LEVELS OF INDEBTEDNESS AND ARE REQUIRED TO COMPLY WITH CERTAIN FINANCIAL AND NON FINANCIAL COVENANTS; WE ARE REQUIRED TO MAINTAIN A MINIMUM LEVEL OF SUBORDINATED LOANS TO OUR SUBSIDIARY SUPPLIES DISTRIBUTORS; AND WE ARE OBLIGATED TO REPAY ANY OVER-ADVANCE MADE TO SUPPLIES DISTRIBUTORS BY ITS LENDERS.

    As of February 28, 2003, our senior indebtedness totaled $54.3 million. In addition we have provided $8.0 million of subordinated indebtedness to Supplies Distributors, the minimum level required under certain senior indebtedness facilities and the maximum level that may be provided without approval from our lenders. The restrictions on increasing this amount without lender approval may limit our ability to comply with certain loan covenants or further grow and develop Supplies Distributors' business. We have guaranteed most of the indebtedness of Supplies Distributors. These guarantees are secured by a pledge of substantially all of our assets. The senior indebtedness have maturity dates in calendar year 2004 and 2005, but are classified as current debt in the accompanying financial statements. We cannot provide assurance that such indebtedness will be renewed by the senior lending parties. Additionally, these senior indebtedness facilities include both financial and non-financial covenants. We can not provide assurance that we will be able to maintain compliance with these covenants. Any non-renewal of these senior indebtedness facilities or any default under any of our senior indebtedness would have a material adverse impact upon our business and financial condition. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so.

WE FACE COMPETITION FROM MANY SOURCES THAT COULD ADVERSELY AFFECT OUR BUSINESS.

    Many companies offer, on an individual basis, one or more of the same services we do, and we face competition from many different sources depending upon the type and range of services requested by a potential client. Our competitors include vertical outsourcers, which are companies that offer a single function, such as call centers, public warehouses or credit card processors. Many of these companies have greater capabilities than we do for the single function they provide. We also compete against transportation logistics providers who offer product management functions as an ancillary service to their primary transportation services. In many instances, our competition is the in-house operations of our potential clients themselves. The in-house operations departments of potential clients often believe that they can perform the same services we do, while others are reluctant to outsource business functions that involve direct customer contact. We cannot be certain that we will be able to compete successfully against these or other competitors in the future.

OUR SALES AND IMPLEMENTATION CYCLES ARE HIGHLY VARIABLE AND OUR ABILITY TO FINALIZE PENDING CONTRACTS MAY CAUSE OUR OPERATING RESULTS TO VARY WIDELY.

    The sales cycle for our services is variable, typically ranging between several months to up to a year from initial contact with the potential client to the signing of a contract. Occasionally the sales cycle requires substantially more time. Delays in signing and executing client contracts may affect our revenue and cause our operating results to vary widely. We believe that a potential client's decision to purchase our services is discretionary, involves a significant commitment of its resources and is influenced by intense internal and external pricing and operating comparisons. To successfully sell our services, we generally must educate our potential clients regarding the use and benefit of our services, which can require significant time and resources. Consequently, the period between initial contact and the purchase of our services is often long and subject to delays associated with the lengthy approval and competitive evaluation processes that typically accompany significant operational decisions. Additionally, the time required to finalize pending contracts and to implement our systems and integrate a new client can range from several weeks to many months. Delays in signing and integrating new clients may affect our revenue and cause our operating results to vary widely.

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

WE ARE SUBJECT TO RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS.

    We currently operate a 150,000 square foot distribution center in Liege, Belgium and a 33,000 square foot distribution center in Richmond Hill, Canada, near Toronto, both of which currently have excess capacity. We cannot assure you that we will be successful in expanding in these or any additional international markets. In addition to the uncertainty regarding our ability to generate revenue from foreign operations and expand our international presence, there are risks inherent in doing business internationally, including:

    o   changing regulatory requirements;

    o legal uncertainty regarding foreign laws, tariffs and other trade barriers;

    o   political instability;

    o   potentially adverse tax consequences;

    o   foreign currency fluctuations; and

    o   cultural differences.

    Any one or more of these factors could materially adversely affect our business in a number of ways, such as increased costs, operational difficulties and reductions in revenue.

WE ARE UNCERTAIN ABOUT OUR NEED FOR AND THE AVAILABILITY OF ADDITIONAL FUNDS.

     Our future capital needs are difficult to predict. We may require additional capital in order to take advantage of unanticipated opportunities, including strategic alliances and acquisitions and to fund capital expenditures, or to respond to changing business conditions and unanticipated competitive pressures. In addition, we may require additional funds to finance our operating losses. Should these circumstances arise, we may need to raise additional funds either by borrowing money or issuing additional equity. Although we recently entered into a $7.5 million accounts receivable line of credit, we cannot assure you that such financings will be adequate or available for all of our future financing needs. If we were successful in completing an equity financing, this could result in dilution to our stockholders.

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

RISKS RELATED TO DAISYTEK

WE HAVE POTENTIAL LIABILITY TO DAISYTEK FOR TAX INDEMNIFICATION OBLIGATIONS.

    Under the terms of our tax indemnification and allocation agreement with Daisytek, we will indemnify Daisytek for any tax liability it suffers arising out of our actions, or certain actions to which we are a party that may exist, before or after the spin-off that would cause the spin-off to lose its qualification as a tax-free distribution for federal income tax purposes. These actions include any event involving the acquisition of the shares of our capital stock after the spin-off that has the effect of disqualifying the spin-off from tax-free treatment, whether or not the event is the result of our direct action or within our control. If we cause the spin-off to not qualify as a tax-free distribution, Daisytek would incur federal income tax (that currently would be imposed at a 35% rate), and possibly state income taxes on the gain inherent in the shares distributed, which would be based upon the market value of the PFSweb shares at the time of the spin-off. In the event that we are required to indemnify Daisytek in respect of this liability, it would have a material adverse effect on our cash flow and business operations.

WE HAVE POTENTIAL LIABILITY FOR DAISYTEK'S TAX OBLIGATIONS.

    For all periods in which Daisytek owned 80% or more of our capital stock, we were included in Daisytek's consolidated group for federal income tax purposes. If Daisytek or other members of the consolidated group fail to make any federal income tax payments, we would be liable for the shortfall since each member of a consolidated group is liable for the group's entire tax obligation.

RISKS RELATED TO OUR INDUSTRY

IF THE TREND TOWARD OUTSOURCING DOES NOT CONTINUE, OUR BUSINESS WILL BE ADVERSELY AFFECTED.

    Our business could be materially adversely affected if the trend toward outsourcing declines or reverses, or if corporations bring previously outsourced functions back in-house. Particularly during general economic downturns, businesses may bring in-house previously outsourced functions to avoid or delay layoffs. The continued threat of terrorism within the United States and abroad and the potential for sustained military action may cause disruption to commerce and economic conditions, both domestic and foreign, which could have a material adverse effect upon our business and new client prospects.

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

RISKS RELATED TO OUR STOCK

OUR COMMON STOCK IS SUBJECT TO POSSIBLE DELISTING FROM THE NASDAQ SMALLCAP
MARKET.

     In June 2002, the NASDAQ approved our transition from the NASDAQ National Market System to the NASDAQ SmallCap Market. Our securities began trading on the NASDAQ SmallCap Market on June 10, 2002.

     This transition occurred in response to NASDAQ Marketplace Rule 4450(a)(5), which requires a minimum bid price of $1.00 for continued listing on the NASDAQ National Market. The SmallCap Market also has a minimum bid price of $1.00 per share. However, as compared to the 90-day grace period provided by the NASDAQ National Market, the SmallCap Market currently has a longer minimum bid price grace period of 180 days from receipt of NASDAQ Delisting Notification (February 14, 2002 for the Company). This grace period extended us through August 13, 2002.

    Due to our compliance with the initial listing requirements for the NASDAQ SmallCap Market, on August 14, 2002 we were provided an additional 180 day grace period, or until February 10, 2003 to regain compliance. In March 2003, we were provided an additional 90 day grace period, or until May 12, 2003, to regain compliance. We can, however, provide no assurance as to our ability to maintain compliance with the core listing standards and our continued listing in the NASDAQ SmallCap Market. If we are unable to regain compliance with the minimum bid price requirement, our common stock would then be subject to a delisting determination from NASDAQ. Upon receipt of such determination, we plan to appeal the determination to the NASDAQ Listing Qualifications Panel. The appeal would postpone the delisting until the appeal is decided. The delisting of our common stock could have a material adverse effect on the market price of, and the efficiency of the trading market for, our common stock.

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

    In the U.S., we operate an approximately 800,000 square foot central distribution complex in Memphis, Tennessee. This complex is located approximately four miles from the Memphis International Airport, where both Federal Express and United Parcel Service operate large hub facilities.

    We operate a 150,000 square foot distribution center in Liege, Belgium, which contains advanced distribution systems and equipment. We also operate a 33,000 square foot distribution center in Richmond Hill, Canada, near Toronto. We operate customer service centers in Memphis, Tennessee; Plano, Texas; and Liege, Belgium. Our call center technology permits the automatic routing of calls to available customer service representatives in several of our call centers.

    All of our facilities are leased and the material lease agreements contain one or more renewal options.

ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is listed and currently trades on the NASDAQ SmallCap Stock Market under the symbol "PFSW." The following table sets forth for the period indicated the high and low sale price for the common stock as reported by
NASDAQ:

                                                               PRICE
                                                        ------------------
                                                          HIGH       LOW
                                                        --------   -------
        Nine Months Ended December 31, 2001
          First Quarter.............................    $   1.45   $  0.69
          Second Quarter............................    $   1.06   $  0.35
          Third Quarter.............................    $   1.00   $  0.67
        Year Ended December 31, 2002
          First Quarter.............................    $   0.98   $  0.76
          Second Quarter............................    $   0.90   $  0.37
          Third Quarter.............................    $   0.53   $  0.28
          Fourth Quarter............................    $   0.54   $  0.25

    As of March 15, 2003, there were approximately 5,855 shareholders of which 127 were record holders of the common stock.

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

    The selected consolidated historical statement of operations data for the year ended March 31, 2001, the nine months ended December 31, 2001, and the year ended December 31, 2002, and the selected consolidated balance sheet data as of December 31, 2001 and 2002 have been derived from our audited consolidated financial statements, and should be read in conjunction with those statements and notes, which are included in this Form 10-K. The selected consolidated statement of operations data for the years ended March 31, 1999 and 2000 and the selected consolidated balance sheet data as of March 31, 1999, 2000 and 2001 have been derived from our audited consolidated financial statements, and should be read in conjunction with those statements, which are not included in this Form 10-K. The selected consolidated statement of operations data for the nine months ended December 31, 2000 and twelve months ended December 31, 2001, and the selected consolidated balance sheet data as of December 31, 2000 have been derived from our unaudited interim condensed consolidated financial statements, and should be read in conjunction with those statements, which are not included in this Form 10-K.

    The financial information for periods prior to the year ended March 31, 2001 herein may not necessarily reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity during the periods presented. This is because we made certain adjustments and allocations since Daisytek did not account for us as, and we were not operated as, a single stand-alone business for the periods presented.

    The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risks Related to Our Business - Our historical

Operations," "Risks Related to Our Business - Our historical financial information may not be representative of our future results," and the consolidated financial statements and notes thereto that are included elsewhere in this Form 10-K.

                 HISTORICAL SELECTED CONSOLIDATED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             NINE MONTHS ENDED          YEAR ENDED
                                              YEAR ENDED MARCH 31,              DECEMBER 31,           DECEMBER 31,
                                       ---------------------------------    --------------------    --------------------
                                         1999       2000         2001        2000       2001(B)      2001         2002
                                       ---------  --------     ---------    -------     --------    -------     --------

CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
  Revenues:
     Product revenue, net............. $  94,768  $ 57,044     $      --    $    --     $     --    $    --     $ 57,492
     Net service fee revenue..........     7,547    30,829        48,258     37,017       27,953     39,194       35,825
     Other net revenue................        --        --         2,097      1,700          100        497           --
                                       ---------  --------     ---------    -------     --------    -------     --------
       Total net revenues.............   102,315    87,873        50,355     38,717       28,053     39,691       93,317
                                       ---------  --------     ---------    -------     --------    -------     --------
  Costs of revenues:
     Cost of product revenue..........    89,401    53,905            --         --           --         --       54,343
     Cost of service fee revenue......     5,323    23,475        34,421     26,790       18,209     25,840       22,660
     Cost of other revenue............        --        --         2,470      2,411         (627)      (568)          --
                                       ---------  --------     ---------    -------     --------    -------     --------
       Total costs of revenues........    94,724    77,380        36,891     29,201       17,582     25,572       77,003
                                       ---------  --------     ---------    -------     --------    -------     --------
  Gross profit........................     7,591    10,493        13,464      9,516       10,471     14,419       16,314
  Percent of revenues.................       7.4%     11.9%         26.7%      24.6%        37.3%      36.3%        17.5%
  Selling, general and
     Administrative expenses..........     6,711    17,764        25,286     18,924       16,892     23,254       27,012
  Severance and other termination
     costs............................        --        --            --         --           --         --        1,213
  Asset impairments...................        --        --            --         --           --         --          922
  Other...............................        --        --            --         --       (5,141)    (5,141)          --
                                       ---------  --------     ---------    -------     --------   --------     --------
     Income (loss) from operations....       880    (7,271)      (11,822)    (9,408)      (1,280)    (3,694)     (12,833)
  Percent of revenues.................       0.9%     (8.3)%       (23.5)%    (24.3)%       (4.6)%     (9.3)%      (13.7)%
  Equity in earnings of affiliate.....        --        --            --         --           --         --        1,163
  Interest expense (income), net......       374       459        (1,091)      (880)        (496)      (707)        (161)
                                       ---------  --------     ---------    -------     --------    --------    --------
    Income (loss) before income
      taxes and extraordinary item....       506    (7,730)      (10,731)    (8,528)        (784)    (2,987)     (11,509)
  Income tax expense (benefit)........       214    (1,791)           25         36         (219)      (230)          94
                                       ---------  --------     ---------    -------     --------    --------    --------
    Income (loss) before
      extraordinary item..............       292    (5,939)      (10,756)    (8,564)        (565)    (2,757)     (11,603)
  Extraordinary item - gain on
    purchase of 51% share of Supplies
    Distributors......................        --        --            --         --           --         --          203
                                       ---------  --------     ---------    -------      -------    -------     --------
      Net income (loss)............... $     292  $ (5,939)    $ (10,756)   $(8,564)    $   (565)   $(2,757)    $(11,400)
                                       =========  ========     =========    =======     ========    ========    ========
  PER SHARE DATA:
  Net income (loss) per share:
     Basic and diluted (a)............ $    0.02  $  (0.38)    $   (0.60)   $ (0.48)    $  (0.03)   $ (0.15)    $  (0.63)
                                       =========  ========     =========    =======     ========    =======     ========
  Weighted average number of shares
     outstanding:
     Basic and diluted (a)............    14,305    15,479        17,879     17,870       18,036     18,004       18,229



                                                  AS OF MARCH 31,                      AS OF DECEMBER 31,
                                      ------------------------------------   ------------------------------------
                                         1999         2000         2001         2000        2001(b)       2002
                                      ----------   ----------   ----------   ----------   ----------   ----------
                                                                            (UNAUDITED)
CONSOLIDATED BALANCE SHEET DATA:
  Working capital...................  $   14,636   $   27,974   $   19,941   $   21,055   $   11,189   $   15,910
  Total assets......................      69,057       60,405       59,089       58,789       51,611      107,026
  Long-term obligations.............      29,029        2,407        4,353        4,100        5,873        4,514
  Shareholders' equity..............         581       47,650       37,001       39,010       36,605       26,470

(a) Prior to the Offering, which was consummated in the year ended March 31, 2000, basic and diluted net income (loss) per share was determined based on net income (loss) divided by the 14,305,000 shares outstanding. There were no potentially dilutive securities outstanding prior to the Offering. For the years ended March, 31, 2000 and 2001, the nine month periods ended December 31, 2000 and 2001, and the years ended December 31, 2001 and 2002, outstanding options to purchase common shares of PFSweb were anti-dilutive and have been excluded from the weighted average share computation.

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

FORWARD-LOOKING INFORMATION

    We have made forward-looking statements in this Report on Form 10-K. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like "seek," "strive," "believe," "expect," "anticipate," "predict," "potential," "continue," "will," "may," "could," "intend," "plan," "target" and "estimate" or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to those set forth above or elsewhere in this Report on Form 10-K, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:

    o our ability to retain and expand relationships with existing clients and attract new clients;
    o our reliance on the fees generated by the transaction volume or product sales of our clients;
    o our reliance on our clients' projections or transaction volume or product sales;
    o   our client mix and the seasonality of their business;
    o   our ability to finalize pending contracts;
    o   the impact of strategic alliances and acquisitions;
    o   trends in the market for our services;
    o   trends in e-commerce;
    o   whether we can continue and manage growth;
    o   changes in the trend toward outsourcing;
    o   increased competition;
    o our ability to generate more revenue and achieve sustainable profitability;
    o   effects of changes in profit margins;
    o   the customer concentration of our business;
    o the unknown effects of possible system failures and rapid changes in technology;
    o   trends in government regulation both foreign and domestic;
    o foreign currency risks and other risks of operating in foreign countries;
    o potential litigation involving our e-commerce intellectual property rights;
    o   our dependency on key personnel;
    o   our ability to raise additional capital or obtain additional financing;
    o our relationship with and our guarantees of the working capital indebtedness of our subsidiary, Supplies Distributors;
    o our ability or the ability of our subsidiaries to borrow under current financing arrangements and maintain compliance with debt covenants; and
    o   the continued listing of our common stock on the NASDAQ SmallCap Market.

    We have based these statements on our current expectations about future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee you that these expectations actually will be achieved. In addition, some forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future. There may be additional risks that we do not currently view as material or that are not presently known. In evaluating these statements, you should consider various factors, including the risks set forth in the section entitled "Risk Factors."

OVERVIEW

    We are an international outsourcing provider of integrated business process outsourcing solutions to major brand name companies seeking to maximize their supply chain efficiencies and to extend their e-commerce initiatives. We derive our revenues from a broad range of services, including professional consulting, technology collaboration, order management, managed web hosting and web development, customer relationship management, financial services including billing and collection services and working capital solutions, options kitting and assembly services, information management and international fulfillment and distribution services. We offer our services as an integrated solution, which enables our clients to outsource their complete infrastructure needs to a single source and to focus on their core competencies. Our distribution services are conducted at our warehouses and include real-time inventory management and customized picking, packing and shipping of our clients' customer orders. We currently provide infrastructure and distribution solutions to clients that operate in a range of vertical markets, including technology manufacturing, computer products, printers, cosmetics, fragile goods, high security collectibles, pharmaceuticals, housewares, apparel, telecommunications and consumer electronics, among others.

    Our service fee revenue is typically charged on a percent of shipped revenue basis or a per-transaction basis, such as a per-minute basis for web-enabled customer contact center services and a per-item basis for fulfillment services. Additional fees are billed for other services. We price our services based on a variety of factors, including the depth and complexity of the services provided, the amount of capital expenditures or systems customization required, the length of contract and other factors. Many of our contracts with our clients involve third-party vendors who provide additional services such as package delivery. The costs we are charged by these third-party vendors for these services are passed on to our clients (and, in many cases, our clients' customers). Our billings for reimbursements of these and other 'out-of-pocket' expenses, such as travel, shipping and handling costs and telecommunication charges are included in gross service fee revenue. The related reimbursable costs are reflected as pass-through charges and reduce total gross service fee revenue in computing net service fee revenue.

    For the periods prior to September 30, 1999, subsequent to October 1, 2002 and currently, our services include purchasing and reselling client product inventory under our master distributor agreements with IBM and certain other clients. In these arrangements, our product revenue is recognized at the time product is shipped. During this time, product revenue includes freight costs billed to customers and is reduced for pass through customer marketing programs. For the period from October 1, 1999, to September 30, 2002, these IBM and other agreements were restructured to provide transaction management services only on a service fee basis based on a percentage of shipped revenue. See "Historical Financial Presentation."

    Our expenses are comprised of:

    o prior to September 30, 1999, subsequent to October 1, 2002 and currently, cost of product revenue, which consists of the price of product sold and freight costs and is reduced by certain reimbursable expenses such as pass through customer marketing programs, direct costs incurred in passing on any price decreases offered by IBM to Supplies Distributors customers to cover price protection and certain special bids, the cost of products provided to replace defective product returned by customers and certain other expenses as defined under the master distributor agreements;

    o cost of service fee revenue, which consists primarily of compensation and related expenses for our Web-enabled customer contact center services, international fulfillment and distribution services and professional consulting services, and other fixed and variable expenses directly related to providing services under the terms of fee based contracts, including certain occupancy and information technology costs and depreciation and amortization expenses; and

    o selling, general and administrative expenses, which consist primarily of compensation and related expenses for sales and marketing staff, executive, management and administrative personnel and other overhead costs, including certain occupancy and information technology costs and depreciation and amortization expenses. In addition, for the periods prior to September 30, 1999, subsequent to October 1, 2002 and currently, certain direct contract costs related to our IBM and other master distributor agreements are reflected as selling and administrative expenses.

HISTORICAL FINANCIAL PRESENTATION

    We believe our historical financial statements may not provide a meaningful comparison to our current and future financial performance for the reasons described below.

    In 1996, we entered into an agreement with the printer supplies division of IBM. Under this agreement, we provided IBM with various transaction management services, such as call center services and order fulfillment and distribution. We also served as an IBM master distributor of printer supply products. Under this master distributor arrangement, we purchased the printer supply products from IBM and resold them to IBM customers. Following our initial agreement with the printer supplies division, we expanded our agreements to include more product lines.

    During the quarter ended September 30, 1999, we, Daisytek and IBM entered into new agreements to conform this IBM business to our service fee business model. Under these new agreements, Daisytek acted as the master distributor of the IBM products and we provided various transaction management services. As part of this restructuring, we transferred to Daisytek the IBM product inventory, which we held as the master distributor, together with our customer accounts receivable and our accounts payable owing to IBM in respect of the product inventory. The purpose of the restructuring was to separate the master distributor and transaction management responsibilities between ourselves and Daisytek so that each could focus on its core competencies.

    As a master distributor under our prior agreements, we recorded revenue as product revenue as we sold the product to IBM customers. Similarly, our gross profit was based upon the difference between our revenue from product sales and the cost of purchasing the product from IBM. Under the revised agreements, whereby Daisytek acted as the master distributor, our revenue was service fee revenue based on a percentage of IBM product sales.

    In July 2001, PFSweb and Inventory Financing Partners, LLC ("IFP") formed Business Supplies Distributors Holdings, LLC ("Holdings"), and Holdings formed a wholly-owned subsidiary, Supplies Distributors, Inc. ("Supplies Distributors"). PFSweb originally had a 49% voting interest and IFP had a 51% voting interest in Holdings. In September 2001, Daisytek sold its subsidiaries that had been conducting the IBM master distributor business to Holdings. Supplies Distributors, PFSweb and IBM entered into new Master Distributor Agreements to replace the prior agreements. Under these new agreements, Supplies Distributors and its subsidiaries act as master distributors of various IBM products and, pursuant to a transaction management services agreement between PFSweb and Supplies Distributors, PFSweb provides transaction management and fulfillment services to Supplies Distributors. Under the agreements with Supplies Distributors, we continued to recognize service fee revenue.

    In October 2002, we acquired the remaining 51% ownership interest in Holdings from IFP and, as a result, we now own 100% of Holdings. As the Company initially owned 49% of Holdings, the results of Holdings were not previously consolidated into our results. Instead, our equity interest was presented in the consolidated balance sheet as investment in affiliate and our allocation of Holdings' net income were presented in the consolidated statement of operations as equity in earnings of affiliate. As a result of the purchase, effective October 1, 2002, we began consolidating 100% of Holdings' financial position and results of operations into our consolidated financial statements. Upon consolidation, we eliminate the service fee revenue earned from our subsidiary, Supplies Distributors, as well as the corresponding expense recorded by Supplies Distributors in its selling, general and administrative expense. In addition, our costs previously reflected as cost of service fee revenues under the service fee arrangement are now recorded on a consolidated basis as selling, general and administrative expense. Subsequent to October 1, 2002, and currently our consolidated revenue earned under the IBM agreements is reflected as product revenue. See "Supplies Distributors."

    As a result of this purchase, our total revenues arising under our new IBM agreements will increase, as compared to the total revenues arising under the prior IBM agreements. This is because we will now recognize product revenue for this arrangement as compared to our previous recognition of service fees, which equaled a percentage of the associated product revenue. However, our gross profit margin as a percent of product revenue under the new IBM agreements is lower as compared to our gross profit margin as a percent of net service fee revenue under the prior IBM service fee agreements.

    In addition, upon completion of the Offering on December 2, 1999, we entered into a transaction management services agreement with Daisytek. Under this agreement, we received service fee revenue based upon a percentage of Daisytek's shipped product revenue. Consequently, our historical financial statements reflect the service fee revenue we received from Daisytek under this new agreement for the twelve months ended March 31, 2001, but for only four months in the fiscal year ended March 31, 2000. Effective May 2001, our transaction management services agreement with Daisytek was terminated. Concurrently, we also entered into a six-month transitional and information technology services agreement with Daisytek, which terminated in November 2001. Effective November 2001, we are no longer party to any agreement to provide services for Daisytek, however, through our master distributor relationships operated by our subsidiary Supplies Distributors, we sell and purchase certain products to and from Daisytek.

RESULTS OF OPERATIONS

    The following table sets forth certain historical financial information from our consolidated statements of operations expressed as a percent of net revenues.

                                                             NINE MONTHS ENDED                 YEAR ENDED
                                                                DECEMBER 31,                  DECEMBER 31,
                                                         -------------------------     -------------------------
                                                            2000           2001           2001           2002
                                                         ----------     ----------     ----------     ----------
                                                        (UNAUDITED)                   (UNAUDITED)
Product revenue.......................................           --%            --%            --%          61.6%
                                                         ----------     ----------     ----------     ----------
Gross service fee revenue.............................        110.0          107.3          107.7           37.1
Gross service fee revenue, affiliate..................           --            5.6            4.0            5.2
                                                         ----------     ----------     ----------     ----------
       Total gross service fee revenue................        110.0          112.9          111.7           42.3
Pass-through charges..................................        (14.4)         (13.3)         (13.0)          (3.9)
                                                         ----------     ----------     ----------     ----------
Net service fee revenue...............................         95.6           99.6           98.7           38.4
Other revenue.........................................          4.4            0.4            1.3             --
                                                         ----------     ----------     ----------     ----------
       Total net revenues.............................        100.0          100.0          100.0          100.0
                                                         ----------     ----------     ----------     ----------
Cost of product revenue (as % of product
  revenue)............................................           --             --             --           94.5
Cost of service fee revenue (as % of net service fee
  revenue)............................................         72.4           65.1           65.9           63.3
Cost of other revenue (as % of total revenues)........          6.2           (2.2)          (1.4)            --
                                                         ----------     ----------     ----------     ----------
       Total costs of revenues........................         75.4           62.7           63.7           82.5
                                                         ----------     ----------     ----------     ----------
       Gross profit...................................         24.6           37.3           36.3           17.5
Selling, general and administrative expenses..........         48.9           60.2           58.6           28.9
Severance and other termination costs.................           --             --             --            1.3
Asset impairments.....................................           --             --             --            1.0
Other.................................................           --          (18.3)         (13.0)            --
                                                         ----------     ----------     ----------     ----------
       Loss from operations...........................        (24.3)          (4.6)          (9.3)         (13.7)
Equity in earnings of affiliate.......................           --             --             --            1.2
Interest expense......................................          0.3            0.9            0.6            0.9
Interest income.......................................         (2.6)          (2.7)          (2.4)          (1.1)
                                                         ----------     ----------     ----------     ----------
       Loss before income taxes and extraordinary
          gain........................................        (22.0)          (2.8)          (7.5)         (12.3)
Income tax expense (benefit)..........................          0.1           (0.8)          (0.6)           0.1
                                                         ----------     ----------     ----------     ----------
       Loss before extraordinary gain.................        (22.1)          (2.0)          (6.9)         (12.4)
Extraordinary gain....................................           --             --             --            0.2
                                                         ----------     ----------     ----------     ----------
       Net loss.......................................        (22.1)%         (2.0)%         (6.9)%        (12.2)%
                                                         ==========     ==========     ==========     ==========

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

    Product Revenue. Product revenue was $57.5 million for the year ended December 31, 2002, which reflects product sales for Supplies Distributors subsequent to its consolidation effective October 1, 2002 (see "Supplies Distributors"). Supplies Distributors had $163.6 million of product revenue for the nine months ended September 30, 2002 prior to consolidation, or a total of $221.1 million of product revenue for the year ended December 31, 2002. Based on Supplies Distributors' current business plan, we expect to report future product revenue of approximately $240 million in calendar year 2003.

    Net Service Fee Revenue (including service fee revenue, affiliate). Net service fee revenue was $35.8 million for the year ended December 31, 2002 as compared to $39.2 million for the year ended December 31, 2001, a decrease of $3.4 million or 8.6%. The decrease in net service fee revenue over the prior period was due to the impact of certain client terminations in calendar year 2001 of $12.6 million, primarily the Daisytek contracts discussed below, partially offset by an increase in net service fee revenue from existing clients of $4.7 million and the impact of new service contract relationships of $4.5 million. The increase in net service fee revenue from existing clients would have been $6.5 million had we not consolidated Supplies Distributors, and thus eliminated service fee revenue, affiliate for the three months ended December 31, 2002. Net service fee revenue for the year ended December 31, 2002, included

$1.3 million of client relationships terminated in the current fiscal year. For the year ended December 31, 2002, net service fee revenue from existing clients increased from the prior periods, primarily related to increased service fee revenue from of our largest client offset by decreases in the net service fee revenues earned from the business activity with Supplies Distributors versus its predecessor company.

    In conjunction with the $10.9 million sale of a distribution facility to Daisytek in May 2001 (discussed below in "Liquidity and Capital Resources"), we terminated certain of our transaction management services agreements entered into between us, Daisytek and a Daisytek subsidiary. Concurrently with the closing of the facility sale, we entered into a six-month transition services agreement to provide Daisytek with certain transitional and information technology services. The net impact of the changes in our services provided to Daisytek, excluding the business activity previously provided to BSD, another Daisytek subsidiary, was a reduction in net service fee revenue of $11.0 million for the year ended December 31, 2002 as compared to the year ended December 31, 2001.

    Pursuant to the terms of our transaction management services agreement with Supplies Distributors, we earned service fees, which are reported as service fee revenue, affiliate in the accompanying consolidated financial statements (prior to the consolidation of Holdings' results of operations effective October 1,
2002), of approximately $4.7 million, net of $0.2 million of pass-through charges, for the year ended December 31, 2002. Prior to becoming a related party, service fees earned by PFSweb from BSD (the Daisytek subsidiary and predecessor to Supplies Distributors), associated with the same business activities, were $6.0 million, net of $0.5 million of pass-through charges, for the year ended December 31, 2001. For the year ended December 31, 2001, our revenue was negatively impacted by lower than anticipated IBM related activity due to the transition to Supplies Distributors from Daisytek but was benefited by approximately $0.8 million of service fee adjustments resulting from the finalization of the Daisytek contract.

    Other Revenue. Other revenue of $0.5 million for the year ended December 31, 2001 represents the fees charged to clients in conjunction with early contract terminations.

    Cost of Product Revenue. Cost of product revenue was $54.3 million for the year ended December 31, 2002, which reflects cost of product sales for Supplies Distributors subsequent to its consolidation effective October 1, 2002 ("see Supplies Distributors"). Cost of product revenue as a percent of product revenue was 94.5% during the year ended December 31, 2002 and zero during the year ended December 31, 2001. The resulting gross profit margin was 5.5% for the year ended December 31, 2002. Supplies Distributors had $154.3 million of cost of product revenue, prior to consolidation, or a total of $208.6 million of cost of product revenue for the year ended December 31, 2002. Based on Supplies Distributors' current business plan, we expect to report future cost of product revenue of approximately $228 million in calendar year 2003.

    Cost of Net Service Fee Revenue. Cost of net service fee revenue was $22.7 million for the year ended December 31, 2002, as compared to $25.8 million during the year ended December 31, 2001, a decrease of $3.1 million or 12.3%. The resulting service fee gross profit was $13.2 million or 36.7% of net service fee revenue, during the year ended December 31, 2002 as compared to $13.4 million, or 34.1% of net service fee revenue for the year ended December 31, 2001. Our gross profit as a percent of net service fee revenue increased in the current period because the gross profit percentage earned on certain contracts terminated in calendar year 2001 was lower than the contracts we currently operate. This was partially offset by $0.4 million of costs in excess of start up fees incurred for a new client implementation during the year ended December 31, 2002. For the year ended December 31, 2001, our gross profit margin was negatively impacted by lower than anticipated IBM related activity due to the transition to Supplies Distributors from Daisytek but was benefited by approximately $0.8 million of service fee adjustments resulting from the finalization of the Daisytek contract for which the related service activities were performed in earlier periods. As we add new service fee revenue in the future, we will target the underlying contracts to earn a gross profit of 35-40%.

    Cost of Other Net Revenue. Cost of other revenue for the year ended December 31, 2001 of ($0.6) million primarily reflects the benefit associated with the reversal of accruals made in the previous years for estimated client termination costs that were determined to be in excess of actual costs incurred.

    Selling, General and Administrative Expenses. SG&A expenses were $27.0 million for the year ended December 31, 2002, or 28.9% of total net revenues, as compared to $23.3 million, or 58.6% of total revenues, for the year ended December 31, 2001. SG&A expenses increased over the prior year due to approximately $2.8 million for the year ended December 31, 2002, of technology infrastructure costs that were incurred in both periods but that were recorded as a component of cost of service fee revenue in the prior year. These technology costs were principally dedicated to the activities that generated service fee revenue under the transaction management services contract with Daisytek, which was terminated in November 2001. In addition, SG&A expenses for the year ended December 31, 2001, were benefited by the favorable resolution of certain accounts and VAT receivables. SG&A expenses as a percentage of total net revenues decreased from the prior year due to the increase in total net revenues, resulting from the inclusion of product sales subsequent to the consolidation of Holdings effective October 1, 2002. In future periods, as a result of personnel reductions and certain asset write-offs recorded during the year ended December 31, 2002, we believe our SG&A expenses will decline by approximately $1.2 million quarterly as compared to the $7.0 million expense level incurred in the March and June quarters of calendar year 2002. However this benefit will be partially offset, as due to the consolidation of Holdings (see "Supplies Distributors"), we reclassify certain costs previously characterized as cost of service fee revenue to SG&A. We believe that the percentage of SG&A expenses to total net revenues will further decrease in calendar year 2003 as total net revenues for calendar year 2003 will include a full twelve months of Supplies Distributors' product revenue as compared to one quarter in calendar year 2002.

    Severance and Other Terminations Costs. For the year ended December 31, 2002, we recorded $1.2 million of severance and other termination charges associated with a restructuring plan to reduce costs.

    Asset Impairments. For the year ended December 31, 2002, we recorded $0.9 million of expense for asset impairment and abandonment charges. This charge relates to an older warehouse management system that was upgraded to a new system during the year, as well as the disposition of certain other assets no longer used in the business. We did not finalize all restructuring activities as of December 31, 2002, and thus expect to incur an additional amount totaling $0.5 million to $1.0 million of restructuring charges during calendar year 2003.

    Equity in Earnings of Affiliate. For the year ended December 31, 2002, we recorded $1.2 million of equity in earnings of affiliate that represents our allocation of Holdings earnings prior to October 1, 2002. Due to the consolidation of Holdings (see "Supplies Distributors"), effective October 1, 2002, we will not report equity in earnings of affiliate for our ownership of Holdings in the future.

    Interest Expense. Interest expense was $0.8 million for the year ended December 31, 2002 as compared to $0.3 million for the year ended December 31, 2001. The increase in interest expense is due to the consolidation of Holdings (see "Supplies Distributors"). In the future we will report a higher consolidated interest expense resulting from interest paid under Holdings' credit facilities and higher interest expense due to an increase in our long-term debt and capital lease obligations. Interest expense, without the consolidation of Holdings, would have been $0.4 million for the year ended December 31, 2002, an increase compared to the year ended December 31, 2001, due to an increase in our long-term debt and capital lease obligations.

    Interest Income. Interest income was $1.0 million and $1.0 million for the year ended December 31, 2002 and 2001, respectively. In the future we will report lower consolidated interest income resulting from the elimination of interest income from the Subordinated Note due to PFS from Holdings upon consolidating Holdings (see "Supplies Distributors"). Interest income, without the consolidation of Holdings, would have been $1.2 million for the year ended December 31, 2002. Interest income increased as compared to the year ended December 31, 2001, attributable to the interest charged on our subordinated loan to Supplies Distributors, which was reflected in our consolidated results for nine months during the year ended December 31, 2002 (through the October 1, 2002 acquisition date) as compared to approximately four months during the prior year, offset by lower interest rates earned by our cash and cash equivalents and lower balances of cash and cash equivalents.

    Income Taxes. For the year ended December 31, 2002, we recorded a tax provision of $0.1 million primarily associated with Holdings' Canadian and European operations. We did not record an income tax benefit associated with our consolidated net loss in our U.S. operations. A valuation allowance has been provided for our net deferred tax assets as of December 31, 2002, which are primarily related to our net operating loss carryforwards. For the year ended December 31, 2001, we recorded an income tax benefit of $0.2 million, which primarily related to a pre-tax loss from our Canadian operations that can be carried back to prior tax years. We did not record an income tax benefit for our European pre-tax losses in the current or prior period. Due to the consolidation of Holdings (see

"Supplies Distributors"), in the future we anticipate that we will record an income tax provision associated with Holdings' Canadian and European results of operations.

NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2000

    Service Fee Revenue (including service fee revenue, affiliate). Service fee revenue was $28.0 million for the nine months ended December 31, 2001 as compared to $37.0 million for the nine months ended December 31, 2000, a decrease of $9.0 million or 24.5%. The decrease in service fee revenue over the prior period was due to the impact of certain contract terminations, primarily the Daisytek contract, as well as certain other lower margin producing contracts. This reduction was partially offset by the impact of new service contract relationships and growth in existing client relationships. In conjunction with the $10.9 million sale of a distribution facility to Daisytek in May 2001 (discussed below in "Liquidity and Capital Resources"), we terminated certain of our transaction management services agreements entered into between us and Daisytek and a Daisytek subsidiary. Concurrently with the closing of the facility sale, we entered into a six-month transition services agreement to provide Daisytek with certain transitional and information technology services, under which we earned $2.6 million. The net impact of the changes in our services provided to Daisytek was a reduction in revenue of $10.6 million for the nine months ended December 31, 2001. The reduction in revenue attributed to the termination of lower margin producing contracts was $8.2 million for the nine months ended December 31, 2001. For the nine months ended December 31, 2001, the increase in revenue attributed to new client contract relationships was $7.2 million. For the nine months ended December 31, 2001, the increase in revenue from existing contracts was $2.6 million. We believe this increase was negatively impacted by a slowdown in the U.S. economy.

    Pursuant to the terms of our transaction management services agreement with Supplies Distributors, we earned service fees, which are reported as service fee revenue -- affiliate in the accompanying consolidated financial statements, of approximately $1.4 million, net of $0.3 million of pass-through charges, for the nine months ended December 31, 2001. For the nine months ended December 31, 2001, the fees we earned from BSD (the Daisytek subsidiary and predecessor to Supplies Distributors) were $3.6 million. For the nine months ended December 31, 2000, prior to becoming a related party, service fees earned by PFSweb from BSD, associated with the same business activities, were $4.6 million. For the nine months ended December 31, 2001, our revenue was negatively impacted by lower than anticipated IBM related activity due to the transition to Supplies Distributors from Daisytek but was benefited by approximately $0.8 million of service fee adjustments resulting from the termination of the Daisytek transaction management service agreements. Service fee revenue earned from the IBM business for the nine months ended December 31, 2000 were reduced by $1.3 million foreign currency transaction losses applicable to the devaluation of the Euro that were required, under the terms of the arrangements between us and BSD, to be included as part of the service fee billings.

    Other Revenue. Other revenue of $0.1 million for the nine months ended December 31, 2001 and $1.7 million for the nine months December 31, 2000, respectively, represents the fees charged to clients in conjunction with early contract terminations.

    Cost of Service Fee Revenue. Cost of service fee revenue was $18.2 million for the nine months ended December 31, 2001, as compared to $26.8 million during the nine months ended December 31, 2000, a decrease of $8.6 million or 32.0%. The resulting service fee gross profit was $9.8 million or 34.9% of service fee revenue, during the nine months ended December 31, 2001 as compared to $10.2 million, or 27.6% of service fee revenue for the nine months ended December 31, 2000. For the nine months ended December 31, 2000, the service fee gross profit was negatively impacted by a $1.3 million reduction in revenue applicable to foreign currency transaction losses discussed above, for which there was no reduction in costs. In addition, the gross profit earned on certain contracts terminated during the nine months ended December 31, 2000 was lower than other contracts we continue to operate. Additionally, by leveraging our existing infrastructure and by reducing the direct operating costs associated with the terminated contracts, such as personnel costs, warehousing and distribution costs, lower depreciation costs resulting from the sale of assets, and other expenses, we were able to reduce our operating costs and increase our gross profit percentage. For the nine months ended December 31, 2001, our gross profit margin was negatively impacted by lower than anticipated IBM related activity due to the transition to Supplies Distributors from Daisytek but was benefited by approximately $0.8 million of service fees adjustments resulting from the termination of the Daisytek transaction management services agreements for which the related service activities were performed in earlier periods. Furthermore, the revenue generated by our transition services agreement with Daisytek, under which we provided certain transitional and information technology services, primarily utilized infrastructure, which existed in the prior periods and will continue to exist in future periods.

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

    Selling, General and Administrative Expenses. SG&A expenses were $16.9 million for the nine months ended December 31, 2001, or 60.2% of revenues, as compared to $18.9 million, or 48.9% of revenues, for the nine months ended December 31, 2000. The decrease in SG&A expenses are due to costs incurred in the prior nine month periods for which there are no or lower comparable costs incurred in the current year periods. These relate to approximately $1.4 million of incremental costs primarily applicable to provisions for doubtful accounts, a $0.5 million foreign currency transaction loss, due to a devaluation of the Euro, and the $0.3 million favorable resolution of accounts and Value Added Tax ("VAT") receivables in the quarter ended September 30, 2001, offset by an increase in stand alone public company expenses, consisting primarily of taxes and insurance, incremental professional services fees for audit and tax services associated with the change in our fiscal year end and increases in personnel compensation and sales and marketing costs.

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

    Interest Expense. Interest expense was $0.2 million for the nine months ended December 31, 2001 as compared to interest expense of $0.1 million for the nine months ended December 31, 2000. The increase is due to an increase in our long-term debt and capital lease obligations.

    Interest Income. Interest income was $0.7 million for the nine months ended December 31, 2001 as compared to interest income of $1.1 million for the nine months ended December 31, 2000. The reduction in interest income is attributable to lower interest rates earned by our cash and cash equivalents partially offset by the impact of higher interest rates charged on our subordinated loan to Supplies Distributors established in September 2001.

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

SUPPLIES DISTRIBUTORS

    Business Supplies Distributors (a Daisytek subsidiary -- "BSD"), Daisytek, IBM and us were parties to various Master Distributor Agreements that had various scheduled expiration dates through September 2001. Under these agreements, BSD and its affiliates Business Supplies Distributors Europe B.V. ("BSD Europe"), a Daisytek subsidiary, and BSD (Canada) Inc., a Daisytek subsidiary ("BSD Canada" and together with BSD and BSD Europe, the "BSD Companies"), acted as master distributors of various IBM products. Also under these agreements, Daisytek provided financing and credit support to the BSD Companies and we provided transaction management and fulfillment services to the BSD Companies. In June 2001, Daisytek notified us and IBM that it did not intend to renew these agreements upon their scheduled expiration dates.

    In July 2001, we and Inventory Financing Partners, LLC ("IFP") formed Business Supplies Distributors Holdings, LLC ("Holdings"), and Holdings formed a wholly-owned subsidiary, Supplies Distributors ("Supplies Distributors"). Concurrently, Supplies Distributors formed its wholly-owned subsidiaries, Supplies Distributors of Canada, Inc. ("SDC") and Supplies Distributors S.A. ("SDSA"), a Belgium corporation. Supplies Distributors, SDSA, IBM and us entered into new Master Distributor Agreements to replace the prior agreements. Under the new agreements, Supplies Distributors and SDSA act as master distributors of various IBM products and, pursuant to a transaction management services agreement between us and Supplies Distributors, we provide transaction management and fulfillment services to Supplies Distributors. We made an initial equity investment of $0.75 million in Holdings for a 49% voting interest, and IFP made an initial equity investment of $0.25 million in Holdings for a 51% voting interest. Certain officers and directors of PFSweb owned, individually, a 9.8% non-voting interest, and, collectively, a 49% non-voting interest, in IFP.

    On September 26, 2001, Supplies Distributors purchased all of the stock of the BSD Companies for a purchase price of $923,000. In conjunction with the purchase, BSD and Supplies Distributors were merged with Supplies Distributors being the surviving corporation. Effective December 31, 2001, BSD Canada and SDC were amalgamated, with SDC being the surviving corporation. On September 27, 2001, Supplies Distributors entered into short-term credit facilities with IBM Credit Corporation ("IBM Credit") and IBM Belgium Financial Services S.A. ("IBM Belgium") for the purpose of financing its distribution of IBM products. The facilities, which at inception included $40 million for the U.S. operations and 20 million Euros (approximately $21 million) for the European operations, were subsequently increased to $45 million and 27 million Euros (approximately $28 million), respectively, and extended through March 25, 2002. The Company provided a collaterialized guaranty to secure the repayment of these credit facilities.

    On March 29, 2002, Supplies Distributors entered into amended credit facilities with IBM Credit and SDSA and BSD Europe entered into amended credit facilities with IBM Belgium. The asset based credit facility with IBM Credit provides financing for purchasing IBM inventory and certain other receivables up to $30.5 million through its expiration on March 29, 2003. The asset based credit facility with IBM Belgium provides up to 19 million Euros (approximately $19.9 million) in financing for purchasing IBM inventory and certain other receivables. The IBM Belgium facility remains in force until not less than 60 days written notice by any party, but no sooner than March 29, 2003. These credit facilities contain cross default provisions, various restrictions upon the ability of Holdings, Supplies Distributors, SDSA and BSD Europe to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, we are required to maintain a subordinated loan to Supplies Distributors of no less than $8.0 million, and shareholders' equity of at least $20.0 million as of December 31, 2002 and $18.0 million thereafter. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or SDSA under these facilities to the extent Supplies Distributors or SDSA are unable to do so. An over-advance would arise in the event borrowings exceeded the maximum amount available under the eligible borrowing base, as defined.

    Concurrent with these amended agreements, Supplies Distributors entered into a loan and security agreement with Congress Financial Corporation (Southwest) ("Congress") to provide financing for up to $25 million of eligible accounts receivables in the U.S. and Canada. The Congress facility expires on the earlier of three years or the date on which the parties to the IBM Master Distributor Agreement shall no longer operate under the terms of such agreement and/or IBM no longer supplies products pursuant to such agreement. Borrowings under the Congress facility accrue interest at prime rate plus 0.25% or Eurodollar rate plus 3.0% or on an adjusted basis, as defined. In Europe, SDSA entered into a two year factoring agreement with Fortis Commercial Finance N.V. ("Fortis") to provide factoring for up to 7.5 million Euros (approximately $7.9 million) (originally 10 million euros, amended in October 2002) of eligible accounts receivables. Borrowings under this agreement can be either cash advances or straight loans, as defined. Cash advances accrue interest at 8.5%, or on an adjusted basis as defined, and straight loans accrue interest at Euribor plus 1.4% for the agreement's first year (4.45% as of December 31, 2002) and Euribor plus 1.3% for the agreement's second year. These credit facilities contain cross default provisions, various restrictions upon the ability of Holdings, Supplies Distributors and SDSA to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, we are required to maintain a subordinated loan of no less than $6.5 million to Supplies Distributors and restricted cash of less than $5.0 million, and are restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors under the Congress facility if Supplies Distributors is unable to do so. An over-advance would arise in the event borrowings exceeded the maximum amount available under the eligible borrowing base, as defined. We have also provided a guarantee of the obligations of Supplies Distributors and SDSA to IBM, excluding the trade payables that are financed by IBM credit.

    Effective October 1, 2002, we purchased the remaining 51% interest in Holdings from IFP for $0.3 million. In addition to our equity investment in Holdings, we have also provided Supplies Distributors with a subordinated loan that, as of December 31, 2002, had an outstanding balance of $8.0 million and accrued interest at a rate of approximately 10%. The balance must be maintained at a minimum of $8.0 million to ensure Supplies Distributors' compliance with the covenants of its senior loan facilities, as amended.

    On March 28, 2003, Supplies Distributors and SDSA entered into amended credit facilities with IBM Credit and IBM Belgium, respectively. The amendments extend the termination dates through March 29, 2004, reduce Supplies Distributors' and SDSA's maximum financing amounts to $27.5 million and 12.5 million Euros (approximately $13.1 million), respectively, restrict Holdings' ability to declare and pay a dividend without the prior approval of IBM Credit and IBM Belgium and expand and modify certain financial covenants.

    Pursuant to the terms of our transaction management services agreement with Supplies Distributors, we earned service fees, which are reported as service fee revenue, affiliate in the accompanying consolidated financial statements (prior to the consolidation of Holdings' results of operations effective October 1,
2002), of approximately $1.4 million, net of $0.3 million of pass-through charges, for the nine months ended December 31, 2001 and $4.7 million, net of $0.2 million of pass-through charges, for the year ended December 31, 2002. For the nine months ended December 31, 2001, our fees earned from BSD (the Daisytek subsidiary and predecessor to Supplies Distributors) were $3.7 million, net of $0.3 million of pass-through charges. For the year ended March 31, 2001, prior to becoming a related party, we earned service fees from BSD, associated with the same business activities, of $7.1 million, net of $0.7 million of pass-through charges.

    Prior to the consolidation of Holdings' operating results effective October 1, 2002, we recorded our interest in Holdings' net income, which was allocated and distributed to the owners pursuant to the terms of Holdings' operating agreement, under the modified equity method, which resulted in us recording our allocated earnings of Holdings or 100% of Holdings' losses. Pursuant to Holdings' operating agreement, Holdings allocated its earning and distributed its cash flow, as defined, in the following order of priority: first, to IFP until it received a one-time amount equal to its capital contribution of $0.25 million; second, to IFP until it received an amount equal to a 35% cumulative annual return on its capital contribution; third, to us until we received a one-time amount equal to our capital contribution of $0.75 million; fourth, to us until we received an amount equal to a 35% cumulative annual return on our capital contribution; and fifth, to us and IFP, pro rata, in accordance with our respective capital accounts. As a result of our 100% ownership of Holdings, future earnings and dividends will be allocated and paid 100% to PFSweb. In May 2002, Holdings paid a $0.2 million dividend to IFP. In December 2002, Holdings paid us a $0.4 million dividend. Pursuant to the terms of its amended credit agreements, Holdings is currently restricted from paying cash dividends without the prior approval of its lenders. Notwithstanding the foregoing, no distribution may be made if, after giving effect thereto, the net worth of Holdings could be less than $1.0 million.

    Summarized financial information for Holdings as of December 31, 2002 is as follows (in thousands):

Current assets .................................   $     76,730
Total assets ...................................   $     77,018
Current liabilities (including $56.1 million
    guaranteed by PFSweb .......................   $     66,094
Subordinated debt due to PFSweb ................   $      8,005
Members' capital ...............................   $      2,919

    Summarized operating results for Holdings for the year ended December 31, 2002 is as follows (in thousands):

Net revenues ............   $    221,145
Gross profit ............   $     12,528
Income before taxes .....   $      2,421
Net income ..............   $      1,492

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

    Net cash used in operating activities was $9.9 million for the year ended December 31, 2002, and primarily resulted from cash used to fund operating losses and the net impact of increases in Holdings' inventories of $8.1 million from October 1, 2002 to December 31, 2002, partially offset by decreases in accounts receivable of $2.1 million and prepaid expenses and other current assets of $1.8 million. Net cash used in operating activities was $4.6 million for the nine months ended December 31, 2001, and primarily resulted from cash used to fund operating losses and the net impact of decreases in accounts payable and accrued expenses of $9.0 million, partially offset by a decrease in prepaid expenses and other current assets of $5.2 million. The decrease in accounts payable and accrued expenses is primarily attributable to the remittance of the VAT monies due to the predecessor of Supplies Distributors and the reversal of client termination reserves, recorded as expense in prior year, and the reversal of deferrals applicable to the termination of the Daisytek transaction management services agreements, for which the related activities occurred in earlier periods. The decrease in other current assets primarily relates to the collection of a note receivable, a governmental grant and VAT receivables associated with our European operations. Net cash provided by operating activities was $0.6 million for the year ended March 31, 2001, and primarily resulted from an increase in accounts payable and accrued expenses of $8.2 million partially offset by cash used to fund operating losses and an increase to prepaid expenses and other current assets of $5.4 million. The increase in other current assets primarily relates to receivables associated with our European operations including a $1.1 million note receivable from a terminated client, a $1.6 million receivable related to an asset based governmental grant and VAT receivables of $2.3 million. The increase in accounts payable was primarily attributable to $7.2 million of VAT collections that was due to the predecessor of Supplies Distributors.

    Net cash provided by investing activities for the year ended December 31, 2002 totaled $1.5 million, representing the net repayment of $2.9 million by Supplies Distributors of our subordinated loan, which totaled $8.8 million at September 30, 2002, but which is now eliminated due to the consolidation of Holdings, (see "Supplies Distributors") and net cash acquired in our acquisition of the remaining 51% interest of Holdings from IFP, offset by capital expenditures of $1.8 million. Net cash used by investing activities for the nine months ended December 31, 2001 totaled $8.1 million. The net proceeds of $10.3 million from the sale of one of our distribution facilities to Daisytek were offset by capital expenditures of $3.2 million, the establishment of a restricted cash balance of $2.7 million to support our long-term debt and lease financing, and a subordinated loan of approximately $11.7 million to Supplies Distributors and an equity investment of $0.8 million in Holdings. Cash used in investing activities during the year ended March 31, 2001 totaled $2.9 million, representing capital expenditures of $6.3 million partially offset by the full collection of other receivables. Capital expenditures have historically consisted primarily of additions to upgrade our management information systems, including our internet-based customer tools, other methods of e-commerce and general expansion of our facilities, both domestic and foreign. We expect to incur capital expenditures in order to support new contracts and anticipated future growth opportunities. We anticipate that our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months will be approximately $2 to $4 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. A portion of these expenditures may be financed through operating or capital leases. We may elect to modify or defer a portion of such anticipated investments in the event that we do not achieve the revenue necessary to support such investments.

    Net cash provided by financing activities was $6.3 million for the year ended December 31, 2002, primarily representing $6.3 million of proceeds from debt. Net cash provided by financing activities was $1.0 million for the nine months ended December 31, 2001, representing the proceeds from debt and from the issuance of common stock pursuant to our employee stock purchase plan offset by payments on our capital lease obligations and payments to acquire treasury stock. Net cash used in financing activities was $0.2 million during the year ended March 31, 2001, representing payments on our capital lease obligations partially offset by the proceeds from issuance of common stock.

    During the year ended December 31, 2002, our working capital increased to $15.9 million from $11.2 million at December 31, 2001, primarily due to the consolidation of Holdings (see "Supplies Distributors") offset by the funding of operations and capital expenditures. To enhance our financing of future working capital needs, in March 2003, we entered into a two year credit facility with a bank. This credit facility provides financing for up to $7.5 million of eligible accounts. In addition to our current cash position and this new credit facility, we will continue to evaluate alternatives including utilizing capital or operating leases, or transferring a portion of our subordinated loan balances, due from Supplies Distributors, to third-parties. In conjunction with these alternatives we may be required to provide certain letters of credit to secure these arrangements. No assurances can be given that we will be successful in obtaining any additional financing or the terms thereof. We currently believe that our cash position, the new credit facility and funds generated from operations will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements and our lease obligations, and additional subordinated loans to Supplies Distributors, if necessary, through at least April 2004.

    The following is a schedule of our total contractual cash obligations, which is comprised of operating leases, other obligations, which represents $0.1 million of contingent obligations we believe will be paid in the next twelve months, long-term debt and capital leases (including interest), as of December 31, 2002 (in millions):

                                                                                     TOTAL
                                                     LONG-TERM                    CONTRACTUAL
                                                      DEBT AND     CONTRACTUAL     CASH AND
                                                     OPERATING       CAPITAL         OTHER
                                                       LEASES         LEASES      OBLIGATIONS
                                                   ------------   ------------   ------------
Fiscal Year Ended December 31,
  2003 .........................................   $     65,812   $      1,373   $     67,185
  2004 .........................................          4,619            918          5,537
  2005 .........................................          3,164            507          3,671
  2006 .........................................          2,942            451          3,393
  2007 .........................................          1,481            425          1,906
  Thereafter ...................................            976            177          1,153
                                                   ------------   ------------   ------------
          Total contractual cash obligations ...   $     78,994   $      3,851   $     82,845
                                                   ============   ============   ============

    In support of certain debt instruments and leases, as of December 31, 2002, we had $2.9 million of cash restricted as collateral for letters of credit. The letters of credit currently expire at various dates through July 2004, but require renewal through the related debt and lease obligations termination dates. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain Supplies Distributors' credit facilities. As of December 31, 2002, the outstanding balance of our senior credit facilities was approximately $60.7 million. As of February 28, 2003, the outstanding balance of our senior credit facilities was approximately $54.3 million. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of stockholders' equity, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder, either through Supplies Distributors or under our related guarantees, to the extent Supplies Distributors or its subsidiaries was unable to do so. Any requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of December 31, 2002, we were in compliance with all debt covenants and we believe that we will maintain such compliance throughout calendar year 2003. Furthermore, we are obligated to repay any over-advance made to Supplies

Distributors or its subsidiaries by its lenders, in the event that Supplies Distributors or its subsidiaries are unable to do so. An over-advance would arise in the event borrowings exceeded the maximum amount available under the eligible borrowing base, as defined. We are also required to maintain a minimum subordinated loan to Supplies Distributors of $8.0 million. We have to seek lender approval to increase or decrease this amount. We do not have any other material commercial commitments.

    In September 2002, we implemented a restructuring plan and terminated approximately 10% of our workforce. In conjunction with the terminations and certain asset write-offs recorded during the year ended December 31, 2002, we believe we reduced our annual operating expenses by approximately $5.0 to $6.0 million, as compared to our annual run-rate incurred in the first six months of the year ended December 31, 2002. We did not finalize all restructuring activities as of December 31, 2002, and thus expect to incur an additional amount aggregating $0.5 million to $1.0 million of restructuring charges during calendar year 2003. We also continue to seek out other non-payroll related operating expense reductions that could impact this amount further.

    We currently believe that we are still operating with and incurring costs applicable to excess capacity in our North American and European warehouse operations and our information technology infrastructure. We believe that based on our current cost structure, as we add revenue, we will be able to cover our reduced infrastructure costs and reach profitability. We currently estimate that the net service fee revenue needed to leverage our infrastructure and cost structure and reach profitability is approximately between $12 million to $13 million per quarter. No assurance can be given that we can achieve such operating levels, or that, if achieved, we will be profitable in any particular fiscal period. We will reevaluate the carrying value of certain of the excess long-lived warehouse operation and information technology infrastructure assets for impairment in 2003, in conjunction with our future operating plans, and determine if additional asset impairment costs should be recognized.

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

    On March 28, 2003, Priority Fulfillment Services, Inc. and Priority Fulfillment Services of Canada, Inc., (both wholly-owned subsidiaries of PFSweb and collectively the "Borrowers") entered into a two year Loan and Security Agreement with Comerica Bank ("Comerica") to provide financing for up to $7.5 million of eligible accounts receivable in the U.S. and Canada. Borrowings under the Comerica facility will accrue interest at prime rate plus 1%. The agreement contains cross default provisions, various restrictions upon the Borrowers' ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth, as defined, and a minimum liquidity ratio, as defined. The agreement also limits our ability to increase the subordinated loan to Supplies Distributors without the lender's approval. The agreement is secured by all of the assets of the Borrowers, as well as a guarantee of PFSweb.

INVENTORY MANAGEMENT

    Prior to September 30, 1999, our agreements with IBM and certain other clients were structured as master distributor agreements. The transaction management services we provided for IBM under these agreements included purchasing and reselling IBM product inventory to IBM customers. During the quarter ended September 30, 1999, we restructured our agreements with IBM so that we no longer purchased or resold the IBM product inventory. In addition, we transferred to Daisytek the IBM-related customer accounts receivables, inventory and accounts payable. As such, we did not own product inventory while Daisytek, through its subsidiary BSD, purchased and resold the product inventory and we provided transaction management services and fulfillment services to BSD. In September 2001, us, our then affiliate Supplies Distributors and IBM entered into new agreements whereby Supplies Distributors became the master distributor of IBM product inventory. Effective October 1, 2002, we purchased the remaining ownership interest in Supplies Distributors and as such now consolidate their financial position with our own.

    We manage our inventories held for sale by maintaining sufficient quantities of product to achieve high order fill rates while at the same time maximizing inventory turnover rates. Inventory balances will fluctuate as we add new product lines. To reduce the risk of loss due to supplier price reductions, our master distributor agreement provides for price protection under which we receive credits if the supplier lowers prices on previously purchased inventory.

SEASONALITY

    The seasonality of our business is dependent upon the seasonality of our clients' business and the sale of their products. Accordingly, our management must rely upon the projections of our clients in assessing quarterly variability. We believe that with our current client mix our service fee business activity will be at its lowest in the quarter ended March 31 and at its highest in the quarter ended June 30. We anticipate that our product revenue will be highest during the quarter ended December 31.

    We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.

INFLATION

    Management believes that inflation has not had a material effect on our operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 requires that ratable amortization of goodwill be replaced with annual fair-value based tests of the goodwill's impairment, and that intangible assets other than goodwill be amortized over their useful lives. Additionally, under the provision of the new accounting standard, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The adoption of SFAS 141 as of July 1, 2001 did not have a material impact on our financial statements and related disclosures. The provisions of SFAS 142 were effective for fiscal years beginning after December 15, 2001. Our adoption of SFAS 142 on January 1, 2002 did not have a material impact on our consolidated financial statements and related disclosures.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We do not believe the adoption of this standard will have a material impact on the consolidated financial statements and we will adopt the provisions of this standard by the first quarter of 2003.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." We do not believe the early adoption of SFAS No. 146 would have had a material impact on our consolidated financial statements for the year ended December 31, 2002 and we will adopt the provisions of this standard in the first quarter of 2003.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the provisions of SFAS 123 to require more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results of operations. We adopted the disclosure requirements of SFAS 148 as of December 31, 2002.

    On January 1, 2002, we adopted the provisions of EITF D-103 "Income Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred." Our billings for reimbursements of 'out-of-pocket' expenses, such as travel, and certain third-party vendor expenses such as shipping and handling costs and telecommunication charges are included in gross service fee revenue. The related reimbursable costs are reflected as pass-through charges and reduce total gross service fee revenue in computing net service fee revenue.

    In January 2003, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN No. 45 requires a company to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. The measurement provisions of this statement apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure provisions of the statement apply to financial statements for periods ending after December 15, 2002. We adopted the disclosure provisions of the statement as of December 31, 2002 and will adopt the measurement provisions of this statement in the first quarter of 2003 and do not expect the measurement adoption to have a material effect on the consolidated financial statements when adopted.

    In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003. We will adopt the provisions of FIN No. 46 in the first quarter of 2003 and do not expect the adoption to have a material effect on the financial statements.

    The FASB Emerging Issues Task Force issued EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," to address certain revenue recognition issues. The guidance provided from EITF 00-21 addresses both the timing and classification in accounting for different earnings processes. We do not expect that the adoption of EITF 00-21 will have a material impact on our consolidated financial condition or operations.

CRITICAL ACCOUNTING POLICIES

    REVENUE AND COST RECOGNITION

    We recognize product revenue upon shipment of product to customers. We permit our customers to return defective products (that we then return to the manufacturer) and incorrect shipments for credit against other purchases and provide for estimated returns and allowances. We offer terms to our customers that we believe are standard for our industry.

    We reflect freight costs billed to customers as components of product revenues. We record freight costs as a component of cost of goods sold. We record our product costs as they are incurred.

     Under the Master Distributor Agreements, we bill IBM for reimbursements of certain expenses, including: pass through customer marketing programs; certain freight costs; direct costs incurred in passing on any price decreases offered by IBM to Supplies Distributors customers to cover price protection and certain special bids; the cost of products provided to replace defective product returned by customers; and certain other expenses as defined. We record a receivable for these reimbursable amounts as they are incurred with a corresponding reduction in either inventory or cost of product revenue. We also reflect pass through customer marketing programs as a reduction of product revenue.

    Our service fee revenues primarily relate to our (1) distribution services,
(2) order management/customer care services and (3) the reimbursement of out-of-pocket and third party expenses.

    Distribution services relate primarily to inventory management, product receiving, warehousing and fulfillment (i.e., picking, packing and shipping). Service fee revenue for these activities are recognized as earned, which is, either (i) on a per transaction basis or (ii) at the time of product fulfillment, which occurs at the completion of the distribution services.

    Order management/customer care services relate primarily to taking customer orders for our client's products via various channels such as telephone call-center, electronic or facsimile. These services also entail addressing customer questions related to orders, as well as cross-selling/up-selling activities. The service fee revenue is recognized as the services are rendered. Fees charged to the client are on a per transaction basis based on either (i) a pre-determined fee per order or fee per telephone minutes incurred, or (ii) are included in the product fulfillment service fees which are recognized on product shipment.

    Our billings for reimbursement of out-of-pocket expenses, such as travel, and certain third-party vendor expenses such as shipping and handling costs and telecommunication charges are included in gross service fee revenue. The related reimbursable costs are reflected as pass-through charges and reduce total gross service fee revenue in computing net service fee revenue.

    Our cost of service fee revenue, representing the cost to provide the services described above, is recognized as incurred. Cost of service fee revenue also includes costs associated with technology collaboration and ongoing technology support, which consist of creative website development and maintenance, web hosting, technology interfacing, and other ongoing programming activities. These activities are primarily performed to support the distribution and order management/customer care services and are recognized as incurred.

    We also perform billing services and information management services for its clients. Billing services and information management services are typically not billed separately to clients because the activities are continually performed, and the costs are insignificant and are generally covered by other fees described above. Therefore, any revenue attributable to these services is often included in the distribution or order management fees that we recognize as services are performed. The service fee revenue associated with these activities are currently not significant and are incidental to the above-mentioned services.

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

    INVENTORIES

    Inventories (merchandise, held for resale, all of which are finished goods) are stated at the lower of weighted average cost or market. Supplies Distributors assumes responsibility for slow-moving inventory under the Master Distributor Agreements. We review inventory for impairment on a periodic basis, but at a minimum, annually. Recoverability of the inventory on hand is measured by comparison of the carrying value of the inventory to the fair value of the inventory. Supplies Distributors is able to return product rendered obsolete by IBM engineering changes after customer demand for the product ceases. In the event we, Supplies Distributors and IBM do not renew the Master Distributor Agreements, the parties shall mutually agree on a plan of disposition of Supplies Distributors' then existing inventory.

    FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

    For our Canadian operations, the local currency is the functional currency. All assets and liabilities are translated at exchange rates in effect at the end of the period, and income and expense items are translated at the average exchange rates for the period.

    For our European operations, the U.S. dollar was the functional currency through March 31, 2001. Through that date, monetary assets and liabilities were translated at the rates of exchange on the balance sheet date and certain assets (notably property and equipment) were translated at historical rates. Income and expense items were translated at average rates of exchange for the period except for those items of expense, which related to asset amortization, which were translated at historical rates. The gains and losses from translation related to these operations were included in net income through March 31, 2001.

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

    Historically, we deemed intercompany transactions with our foreign subsidiaries as long-term investments part of our net investment. Accordingly, we recorded transaction gains or losses on these intercompany transactions in other comprehensive income (loss). Effective September 30, 2002, due to changes in the operations of the subsidiaries whereby we no longer believe certain of these transactions to be long-term in nature, we will include certain future intercompany transaction gains and losses in the determination of net income. We will continue to report gains or losses on intercompany foreign currency transactions that are of a long-term investment nature as a separate component of members' capital.

    A description of other significant accounting policies is included in footnote 2 to the accompanying consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We are exposed to various market risks including interest rates on our financial instruments and foreign exchange rates.

INTEREST RATE RISK

    Our interest rate risk is limited to our outstanding balances on our inventory and working capital financing agreements, loan and security agreement and factoring agreement for the financing of inventory, accounts receivable and certain other receivables, which amounted to $59.3 million at December 31, 2002. A 100 basis point movement in interest rates would result in approximately $0.3 million annualized increase or decrease in interest expense based on the outstanding balance of these agreements at December 31, 2002.

FOREIGN EXCHANGE RISK

    Currently, our foreign currency exchange rate risk is primarily limited to the Canadian Dollar and the Euro. In the future, our foreign currency exchange risk may also include other currencies applicable to certain of our international operations. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates. To hedge our net investment and intercompany payable or receivable balances in foreign operations, we may enter into forward currency exchange contracts. We do not hold or issue derivative financial instruments for trading purposes or for speculative purposes.

    Effective April 1, 2001, in response to a change to the Euro for transaction activity previously conducted in the U.S. dollar by our largest European client, we adopted the Euro as our functional currency for our European operations.

    Historically, we deemed intercompany transactions with our foreign subsidiaries as long-term investments and thus part of our net investment. Accordingly, we recorded transaction gains or losses on these intercompany transactions in other comprehensive income (loss). Effective September 30, 2002, due to changes in the operations of our subsidiaries whereby we no longer believe certain of these transactions to be long-term in nature, we will include certain future intercompany transaction gains and losses in the determination of net income or loss.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE


                                                                            PAGE
                                                                            ----
PFSWEB, INC. AND SUBSIDIARIES

Independent Auditors' Report...............................................   47

Consolidated Balance Sheets................................................   48

Consolidated Statements of Operations......................................   49

Consolidated Statements of Shareholders' Equity and Comprehensive Loss.....   50

Consolidated Statements of Cash Flows......................................   51

Notes to Consolidated Financial Statements.................................   52

BUSINESS SUPPLIES DISTRIBUTORS HOLDINGS, LLC AND SUBSIDIARIES

Independent Auditors' Report...............................................   77

Consolidated Balance Sheets................................................   78

Consolidated Statements of Operations......................................   79

Consolidated Statements of Members' Capital and Comprehensive Income.......   80

Consolidated Statements of Cash Flows......................................   81

Notes to Consolidated Financial Statements.................................   82

SUPPLEMENTARY DATA

Schedule II - Valuation and Qualifying Accounts............................   98

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of PFSweb, Inc.:

We have audited the accompanying consolidated balance sheets of PFSweb, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and comprehensive loss and cash flows for the year ended December 31, 2002, the nine-month period ended December 31, 2001 and the year ended March 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule as of December 31, 2002 and 2001 and for the year ended December 31, 2002, the nine-month period ended December 31, 2001 and the year ended March 31, 2001. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PFSweb, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the year ended December 31, 2002, the nine-month period ended December 31, 2001 and the year ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule as of December 31, 2002 and 2001 and for the year ended December 31, 2002, the nine-month period ended December 31, 2001 and the year ended March 31, 2001 when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                     KPMG LLP

Dallas, Texas
February 14, 2003, except for Notes 3 and 15 as to which the date is March 28, 2003

                          PFSWEB, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   December 31,     December 31,
                                                                                       2001            2002
                                                                                   ------------    ------------
                                    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ..................................................   $     10,669    $      8,595
    Restricted cash ............................................................             --             800
    Accounts receivable, net of allowance for doubtful accounts of $254
         and $411 at December 31, 2001 and 2002, respectively ..................          6,915          29,961
    Inventories, net ...........................................................             --          46,291
    Other receivables ..........................................................             92           3,417
    Prepaid expenses and other current assets ..................................          2,646           2,888
                                                                                   ------------    ------------
                  Total current assets .........................................         20,322          91,952
                                                                                   ------------    ------------

PROPERTY AND EQUIPMENT, net ....................................................         15,329          11,695
NOTE RECEIVABLE FROM AFFILIATE .................................................         11,655              --
RESTRICTED CASH ................................................................          2,722           3,094
INVESTMENT IN AFFILIATE ........................................................            750              --
OTHER ASSETS ...................................................................            833             285
                                                                                   ------------    ------------

                  Total assets .................................................   $     51,611    $    107,026
                                                                                   ============    ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt and capital lease obligations ............   $        995    $     60,863
    Trade accounts payable .....................................................          2,641           7,317
    Accrued compensation payable ...............................................            608             527
    Marketing funds payable ....................................................             --             880
    Deferred revenue ...........................................................          1,486           1,707
    Accrued expenses ...........................................................          3,403           4,748
                                                                                   ------------    ------------
                  Total current liabilities ....................................          9,133          76,042
                                                                                   ------------    ------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current
      portion ..................................................................          3,663           3,094
OTHER LIABILITIES ..............................................................          2,210           1,420
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized; none
      issued and outstanding ...................................................             --              --
    Common stock, $0.001 par value; 40,000,000 shares authorized;
      18,143,409 and 18,397,983 shares issued at December 31, 2001 and 2002, respectively; and 18,057,109 and 18,311,683 outstanding at December 31,
      2001 and 2002, respectively ..............................................             18              18
    Additional paid-in capital .................................................         51,942          52,094
    Accumulated deficit ........................................................        (14,157)        (25,557)
    Accumulated other comprehensive income (loss) ..............................         (1,113)             --
    Treasury stock at cost, 86,300 shares at December 31, 2001 and 2002 ........            (85)            (85)
                                                                                   ------------    ------------
                  Total shareholders' equity ...................................         36,605          26,470
                                                                                   ------------    ------------

                  Total liabilities and shareholders' equity ...................   $     51,611    $    107,026
                                                                                   ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                          PFSWEB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            NINE
                                                                         YEAR ENDED     MONTHS ENDED     YEAR ENDED
                                                                          MARCH 31,      DECEMBER 31,   DECEMBER 31,
                                                                            2001            2001            2002
                                                                        ------------    ------------    ------------

REVENUES:
    Product revenue, net ............................................   $         --    $         --    $     57,492
                                                                        ------------    ------------    ------------
    Gross service fee revenue .......................................         55,210          29,955          34,655
    Gross service fee revenue, affiliate ............................             --           1,719           4,862
                                                                        ------------    ------------    ------------
      Total gross service fee revenue ...............................         55,210          31,674          39,517
    Less pass-through charges .......................................          6,952           3,721           3,692
                                                                        ------------    ------------    ------------
      Net service fee revenues ......................................         48,258          27,953          35,825
    Other revenue ...................................................          2,097             100              --
                                                                        ------------    ------------    ------------
      Total net revenues ............................................         50,355          28,053          93,317
                                                                        ------------    ------------    ------------
COSTS OF REVENUES:
    Cost of product revenue .........................................             --              --          54,343
    Cost of net service fee revenue .................................         34,421          18,209          22,660
    Cost of other revenue ...........................................          2,470            (627)             --
                                                                        ------------    ------------    ------------
      Total costs of revenues .......................................         36,891          17,582          77,003
                                                                        ------------    ------------    ------------

      Gross profit ..................................................         13,464          10,471          16,314

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ........................         25,286          16,892          27,012
SEVERANCE AND OTHER TERMINATION COSTS ...............................             --              --           1,213
ASSET IMPAIRMENTS ...................................................             --              --             922
OTHER ...............................................................             --          (5,141)             --
                                                                        ------------    ------------    ------------

      Loss from operations ..........................................        (11,822)         (1,280)        (12,833)

EQUITY IN EARNINGS OF AFFILIATE .....................................             --              --           1,163
INTEREST EXPENSE ....................................................            145             243             816
INTEREST INCOME .....................................................         (1,236)           (739)           (977)
                                                                        ------------    ------------    ------------
      Loss before income taxes and extraordinary item ...............        (10,731)           (784)        (11,509)
INCOME TAX EXPENSE (BENEFIT) ........................................             25            (219)             94
                                                                        ------------    ------------    ------------
      Loss before extraordinary item ................................        (10,756)           (565)        (11,603)
EXTRAORDINARY ITEM - gain on purchase of 51% share of Supplies
    Distributors ....................................................             --              --             203
                                                                        ------------    ------------    ------------
      NET LOSS ......................................................   $    (10,756)   $       (565)   $    (11,400)
                                                                        ============    ============    ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
    Loss before extraordinary item ..................................   $      (0.60)   $      (0.03)   $      (0.64)
    Extraordinary item - gain on purchase of 51% share of Supplies
      Distributors ..................................................             --              --            0.01
                                                                        ------------    ------------    ------------
    Net loss ........................................................   $      (0.60)   $      (0.03)   $      (0.63)
                                                                        ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic and diluted ...............................................         17,879          18,036          18,229
                                                                        ============    ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                          PFSWEB, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                                                      ACCUMULATED
                                                               COMMON STOCK             ADDITIONAL                       OTHER
                                                        ----------------------------     PAID-IN      ACCUMULATED     COMPREHENSIVE
                                                           SHARES          AMOUNT        CAPITAL        DEFICIT       INCOME (LOSS)
                                                        ------------    ------------   ------------   ------------    ------------

Balance, March 31, 2000 ..............................    17,870,000    $         18   $     50,673   $     (2,836)   $       (205)
   Net loss ..........................................            --              --             --        (10,756)             --

   Reduction in costs of initial public offering .....            --              --            148             --              --

   Stock based compensation expense ..................            --              --             38             --              --
   Employee stock purchase plan ......................        37,378              --             25             --              --

   Other comprehensive loss --
       foreign currency  translation adjustment ......            --              --             --             --            (104)
                                                        ------------    ------------   ------------   ------------    ------------
   Comprehensive loss ................................

Balance, March 31, 2001 ..............................    17,907,378    $         18   $     50,884   $    (13,592)   $       (309)
   Net loss ..........................................            --              --             --           (565)             --

   Reduction in costs of initial public offering .....            --              --            175             --              --
   Purchases of treasury stock .......................            --              --             --             --              --
   Stock based compensation expense ..................            --              --            704             --              --

   Tax benefit from exercise of Daisytek stock options            --              --             26             --              --
   Employee stock purchase plan ......................       236,031              --            153             --              --


   Other comprehensive loss --
      foreign currency translation adjustment ........            --              --             --             --            (804)
                                                        ------------    ------------   ------------   ------------    ------------
   Comprehensive loss ................................

Balance, December 31, 2001 ...........................    18,143,409    $         18   $     51,942   $    (14,157)   $     (1,113)
   Net loss ..........................................            --              --             --        (11,400)             --

   Stock based compensation expense ..................            --              --             28             --              --
   Employee stock purchase plan ......................       254,574              --            124             --              --


   Other comprehensive income --
      foreign currency translation adjustment ........            --              --             --             --           1,113
                                                        ------------    ------------   ------------   ------------    ------------
   Comprehensive loss ................................

Balance, December 31, 2002 ...........................    18,397,983    $         18   $     52,094   $    (25,557)   $         --
                                                        ============    ============   ============    ============    ============





                                                              TREASURY STOCK                TOTAL       COMPREHENSIVE
                                                         ---------------------------    SHAREHOLDERS'      INCOME
                                                           SHARES          AMOUNT          EQUITY          (LOSS)
                                                         ------------   ------------    ------------    ------------

Balance, March 31, 2000 ..............................             --   $         --    $     47,650
   Net loss ..........................................             --             --         (10,756)   $    (10,756)

   Reduction in costs of initial public offering .....             --             --             148

   Stock based compensation expense ..................             --             --              38
   Employee stock purchase plan ......................             --             --              25

   Other comprehensive loss --
       foreign currency  translation adjustment ......             --             --            (104)           (104)
                                                         ------------   ------------    ------------    ------------
   Comprehensive loss ................................                                                  $    (10,860)
                                                                                                        ============
Balance, March 31, 2001 ..............................             --   $         --    $     37,001
   Net loss ..........................................             --             --            (565)   $       (565)

   Reduction in costs of initial public offering .....             --             --             175
   Purchases of treasury stock .......................         86,300            (85)            (85)
   Stock based compensation expense ..................             --             --             704

   Tax benefit from exercise of Daisytek stock options             --             --              26
   Employee stock purchase plan ......................             --             --             153


   Other comprehensive loss --
      foreign currency translation adjustment ........             --             --            (804)           (804)
                                                         ------------   ------------    ------------    ------------
   Comprehensive loss ................................                                                  $     (1,369)
                                                                                                        ============
Balance, December 31, 2001 ...........................         86,300   $        (85)   $     36,605
   Net loss ..........................................             --             --         (11,400)   $    (11,400)

   Stock based compensation expense ..................             --             --              28
   Employee stock purchase plan ......................             --             --             124


   Other comprehensive income --
      foreign currency translation adjustment ........             --             --           1,113           1,113
                                                         ------------   ------------    ------------    ------------
   Comprehensive loss ................................                                                  $    (10,287)
                                                                                                        ============
Balance, December 31, 2002 ...........................         86,300   $        (85)   $     26,470
                                                         ============    ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.

                          PFSWEB, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      YEAR ENDED    NINE MONTHS ENDED      YEAR ENDED
                                                                       MARCH 31,       DECEMBER 31,       DECEMBER 31,
                                                                         2001             2001               2002
                                                                     ------------   -----------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .......................................................   $    (10,756)   $       (565)       $    (11,400)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization ...............................          6,803           4,605               5,851
     Asset impairments ...........................................             --              --                 922
     Extraordinary gain ..........................................             --              --                (203)
     Provision for doubtful accounts .............................          2,203              17                  38
     Deferred income taxes .......................................            109              --                 (54)
     Equity in earnings of affiliate .............................             --              --              (1,163)
     Non-cash compensation expense ...............................             38             704                  28
     Gain on sale of distribution facility .......................             --          (5,837)                 --
     Changes in operating assets and liabilities:
       Accounts receivables ......................................           (607)            389               2,087
       Inventories, net ..........................................             --              --              (8,120)
       Prepaid expenses and other current assets .................         (5,423)          5,152               1,824
       Accounts payable, accrued expenses and other current and
         long-term liabilities ...................................          8,223          (9,043)                302
                                                                     ------------    ------------        ------------
     Net cash provided by (used in) operating activities .........            590          (4,578)             (9,888)
                                                                     ------------    ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ............................         (6,309)         (3,237)             (1,762)
  (Increase) decrease in restricted cash and other assets ........          3,417          (2,722)               (156)
  Cash acquired in acquisition of affiliate, net cash paid .......             --              --                 501
  Equity investment in affiliate .................................             --            (750)                 --
  Proceeds from sale of distribution facility, net ...............             --          10,298                  --
  Proceeds from sale of distribution equipment ...................             --              --                  85
  Proceeds from (loans to) affiliate, net ........................             --         (11,655)              2,855
                                                                     ------------    ------------        ------------
     Net cash provided by (used in) investing activities .........         (2,892)         (8,066)              1,523
                                                                     ------------    ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock .....................             25             153                 124
  Restricted cash ................................................             --              --                 780
  Payments on capital lease obligations ..........................           (242)           (558)               (862)
  Proceeds from debt, net ........................................             --           1,529               6,257
  Purchases of treasury stock ....................................             --             (85)                 --
                                                                     ------------    ------------        ------------
     Net cash provided by (used in) financing activities .........           (217)          1,039               6,299
                                                                     ------------    ------------        ------------

EFFECT OF EXCHANGE RATES ON CASH .................................           (111)              8                  (8)
                                                                     ------------    ------------        ------------

NET DECREASE IN CASH .............................................         (2,630)        (11,597)             (2,074)

CASH AND CASH EQUIVALENTS, beginning of period ...................         24,896          22,266              10,669
                                                                     ------------    ------------        ------------

CASH AND CASH EQUIVALENTS, end of period .........................   $     22,266    $     10,669        $      8,595
                                                                     ============    ============        ============

SUPPLEMENTAL CASH FLOW INFORMATION
  Non-cash investing and financing activities:
      Fixed assets acquired under capital leases .................   $         --    $      2,777        $        848
                                                                     ============    ============        ============
      Governmental grant receivable for capital expenditures .....   $      1,564    $         --        $         --
                                                                     ============    ============        ============

        The accompanying notes are an integral part of these consolidated financial statements.

                          PFSWEB, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. OVERVIEW AND BASIS OF PRESENTATION

PFSWEB, INC. OVERVIEW

    In June 1999, Daisytek International Corporation ("Daisytek") created a separate wholly-owned subsidiary named PFSweb, Inc. (the "Company" or "PFSweb"), a Delaware corporation, to become a holding company for certain of Daisytek's wholly-owned subsidiaries ("PFS") in contemplation of an initial public offering of PFSweb. Daisytek contributed $20,000 for 14,305,000 shares of common stock of PFSweb. In December 1999, PFSweb sold 3,565,000 shares of common stock at a price of $17 per share in an initial public offering (the "Offering"). Net proceeds from the Offering aggregated approximately $53.0 million and were used to repay the Company's payable to Daisytek and to acquire from Daisytek all fixed assets in its Memphis distribution facility as well as certain assets providing information technology services for approximately $5 million (see Note
6). Simultaneous with the completion of the Offering, Daisytek contributed to PFSweb all the assets, liabilities and equity comprising PFS.

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

    PFSweb is an international provider of integrated business process outsourcing services to major brand name companies seeking to maximize their supply chain efficiencies and to extend their traditional and e-commerce initiatives in the United States, Canada, and Europe. The Company offers such services as professional consulting, technology collaboration, managed hosting and internet application development, order management, web-enabled customer contact centers, customer relationship management, financial services including billing and collection services and working capital solutions, information management, option kitting and assembly services, and international fulfillment and distribution services.

SUPPLIES DISTRIBUTORS OVERVIEW

    The Company, Daisytek, Business Supplies Distributors, Inc., (a Daisytek subsidiary -- "BSD"), and International Business Machines Corporation ("IBM") were parties to various Master Distributor Agreements that had various scheduled expiration dates through September 2001. Under these agreements, BSD and its affiliates Business Supplies Distributors Europe B.V. ("BSD Europe"), a Daisytek subsidiary, and BSD (Canada) Inc., a Daisytek subsidiary ("BSD Canada" and together with BSD and BSD Europe, the "BSD Companies"), acted as master distributors of various IBM and other products. Daisytek provided financing and credit support to the BSD Companies and PFSweb provided transaction management and fulfillment services to the BSD Companies. On June 8, 2001, Daisytek notified PFSweb and IBM that it did not intend to renew these agreements upon their scheduled expiration dates.

    On July 3, 2001, the Company and Inventory Financing Partners, LLC ("IFP") formed Business Supplies Distributors Holdings, LLC ("Holdings"), and Holdings formed a wholly-owned subsidiary, Supplies Distributors, Inc. ("Supplies Distributors"). Concurrently, Supplies Distributors formed its wholly-owned subsidiaries Supplies Distributors of Canada, Inc. ("SDC") and Supplies Distributors S.A. ("SDSA"), a Belgium corporation. Supplies Distributors, SDSA, the Company and IBM entered into new Master Distributor Agreements to replace the prior agreements. Under the new agreements, Supplies Distributors and SDSA act as master distributors of various products, primarily IBM product, and, pursuant to a transaction management services agreement between the Company and Supplies Distributors, the Company provides transaction management and fulfillment services to Supplies Distributors. On September 26, 2001, Supplies Distributors purchased all of the stock of the BSD Companies for a purchase price of $923,000 and incurred $140,000 of acquisition costs. In conjunction with the purchase, BSD and Supplies Distributors were merged with Supplies Distributors being the surviving corporation. Effective December 31, 2001, BSD Canada and SDC were amalgamated, with SDC being the surviving corporation.

                          PFSWEB, INC. AND SUBSIDIARIES

    Supplies Distributors and SDSA have obtained certain financing (see Note 3) that allows them to fund the working capital requirements for the sale of primarily IBM products. Pursuant to the transaction management services agreements, the Company provides to Supplies Distributors, SDC and SDSA such services as managed web hosting and maintenance, procurement support, web-enabled customer contact center services, customer relationship management, financial services including billing and collection services, information management, and international distribution services. Additionally, IBM and Holdings have outsourced the product demand generation to Global Marketing Services, Inc. ("GMS"). Holdings, via its arrangements with GMS and the Company, sells its products in the United States, Canada and Europe.

    All of the agreements between the Company and Holdings were made in the context of a related party relationship and were negotiated in the overall context of the Company's and Holdings' prior arrangement with IBM. Although management generally believes that the terms of these agreements are consistent with fair market values, there can be no assurance that the prices charged to or by each company under these arrangements are not higher or lower than the prices that may be charged by, or to, unaffiliated third parties for similar services.

BASIS OF PRESENTATION

    For all periods prior to the Spin-off, the accompanying consolidated financial statements are presented on a carve-out basis and reflect the consolidated historical results of operations, financial position and cash flows of the Company. For the year ended March 31, 2001, certain expenses reflected in the consolidated financial statements include an allocation of certain Daisytek corporate expenses and infrastructure costs (see Note 6). Management believes that the methods used to allocate expenses were reasonable, although the cost of services could have been higher if obtained from other sources. In addition, PFSweb has reflected certain service fee revenue and cost of service fee revenue for services subcontracted to PFSweb by Daisytek. The service fee revenue, cost of service fee revenue and allocated expenses have been reflected on the basis that Daisytek and PFSweb consider to be a reasonable reflection of the services provided and revenue earned by PFSweb and the utilization of services provided by Daisytek and the benefit received by PFSweb. The financial information included herein may not reflect what the consolidated financial position, operating results, shareholders' equity and cash flows would have been had PFSweb been a separate, stand-alone entity during the year ended March 31, 2001.

    For the period from July 2001 to September 2002, the Company owned 49% of Holdings and as such the results of Holdings were not consolidated into the Company's results. The Company's equity interest in Holdings was presented in the consolidated balance sheet as investment in affiliate at December 31, 2001 and the Company's allocation of Holdings' net income (see Note 9) was presented in the consolidated statement of operations as equity in earnings of affiliate for the nine months ended December 31, 2001 and the year ended December 31, 2002 (through September 30, 2002). Effective October 1, 2002, the Company purchased the remaining 51% interest in Holdings from IFP for $0.3 million. As a result of the purchase, effective October 1, 2002, the Company began consolidating 100% of Holdings' financial position and results of operations into the Company's consolidated financial statements.

    In June 2001, the Company changed its fiscal year from March 31 to December 31.

2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    All intercompany accounts and transactions have been eliminated in consolidation. Accounts and transactions between the Company and its now consolidated subsidiary, Holdings, have been eliminated as of and for the three months ended December 31, 2002 (see Note 1).

                          PFSWEB, INC. AND SUBSIDIARIES

INVESTMENT IN AFFILIATE

    In July 2001, the Company made a 49% investment in Holdings (see Note 9). Effective October 1, 2002, the Company purchased the remaining 51% ownership interest of Holdings. Prior to consolidating Holdings' financial position and results of operations, the Company recorded its interest in Holdings' net income, which was allocated and distributed to the owners pursuant to the terms of Holdings' operating agreement, under the modified equity method, which resulted in the Company recording its allocated earnings of Holdings or 100% of Holdings' losses.

     In addition to the equity investment, the Company loaned Supplies Distributors monies in the form of a Subordinated Demand Note (the "Note"). Under certain new and amended terms of its senior debt facilities, the outstanding balance of the Note cannot be increased or decreased without prior approval of the Company's lenders (see Notes 3 and 15). As of December 31, 2001 and 2002, the outstanding balance of the Note was $11.7 million and $8.0 million, respectively.

USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses, including allowances for the collectibility of accounts and other receivable and the recoverability of inventory. The recognition and allocation of certain operating expenses, restructuring costs (see Note 8) and the determination of costs applicable to client terminations (see Notes 1 and 6) in these consolidated financial statements also required management estimates and assumptions.

REVENUE AND COST RECOGNITION

    The Company recognizes product revenue and product cost upon shipment of product to customers. The Company permits its customers to return defective products (that the Company then returns to the manufacturer) and incorrect shipments for credit against other purchases and provides a reserve for estimated returns and allowances. The Company offers terms to its customers that it believes are standard for its industry.

    Freight costs billed to customers are reflected as components of product revenues. Freight costs incurred by the Company are recorded as a component of cost of goods sold.

     Under the Master Distributor Agreements (see Note 5), the Company bills IBM for reimbursements of certain expenses, including: pass through customer marketing programs; certain freight costs; direct costs incurred in passing on any price decreases offered by IBM to Supplies Distributors customers to cover price protection and certain special bids; the cost of products provided to replace defective product returned by customers; and certain other expenses as defined. The Company records a receivable for these reimbursable amounts as they are incurred with a corresponding reduction in either inventory or cost of product revenue. The Company also reflects pass through customer marketing programs as a reduction of product revenue.

    The Company's service fee revenues primarily relate to its (1) distribution services, (2) order management/customer care services and (3) the reimbursement of out-of-pocket and third party expenses.

    Distribution services relate primarily to inventory management, product receiving, warehousing and fulfillment (i.e., picking, packing and shipping). Service fee revenue for these activities is recognized as earned, which is either (i) on a per transaction basis or (ii) at the time of product fulfillment, which occurs at the completion of the distribution services.

    Order management/customer care services relate primarily to taking customer orders for the Company's client's products via various channels such as telephone call-center, electronic or facsimile. These services also entail addressing customer questions related to orders, as well as cross-selling/up-selling activities. Service fee revenue for this activity is recognized as the services are rendered. Fees charged to the client are on a per transaction basis based on either (i) a pre-determined fee per order or fee per telephone minutes incurred, or (ii) are included in the product fulfillment service fees that are recognized on product shipment.

    The Company's billings for reimbursement of out-of-pocket expenses, such as travel, and certain third-party vendor expenses such as shipping and handling costs and telecommunication charges are included in gross service fee revenue. The related reimbursable costs are reflected as pass-through charges and reduce total gross service fee revenue in computing net service fee revenue.

                          PFSWEB, INC. AND SUBSIDIARIES

    The Company's cost of service fee revenue, representing the cost to provide the services described above, is recognized as incurred. Cost of service fee revenue also includes costs associated with technology collaboration and ongoing technology support that consist of creative internet application development and maintenance, web hosting, technology interfacing, and other ongoing programming activities. These activities are primarily performed to support the distribution and order management/customer care services and are recognized as incurred.

    The Company also performs billing services and information management services for certain of its clients. Billing services and information management services are typically not billed separately to clients because the activities are continually performed, and the costs are insignificant and are generally covered by other fees described above. Therefore, any revenue attributable to these services is often included in the distribution or order management fees that are recognized as services are performed. The service fee revenue associated with these activities are currently not significant and are incidental to the above-mentioned services.

    The Company recognizes revenue, and records trade accounts receivables, pursuant to the methods described above, when collectibility is reasonably assured. Collectibility is evaluated on an individual customer basis taking into consideration historical payment trends, current financial position, results of independent credit evaluations and payment terms.

    Other revenue of $2.1 million and $0.1 million for the year ended March 31, 2001 and the nine months ended December 31, 2001, respectively, represents the fees charged to clients in conjunction with the early termination of certain contracts. Cost of other revenue for the year ended March 31, 2001 includes approximately $0.4 million of employee severance costs, approximately $0.5 million of asset impairments from fixed assets that were specific to terminated contracts and provided no further value to PFSweb, and approximately $1.6 million of certain uncollectible amounts receivable from, and liabilities applicable to, clients who terminated contracts. Cost of other revenue for the nine months ended December 31, 2001 of $0.6 million reflects the benefit associated with the reversal of accruals made in the previous year for estimated client terminations costs that were determined to be in excess of actual costs incurred.

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

                                      DECEMBER 31, 2001   DECEMBER 31, 2002
                                      -----------------   -----------------
Deferred implementation costs
  Current ..........................   $           857     $           843
  Non-current ......................               655                 112
                                       ---------------     ---------------
                                       $         1,512     $           955
                                       ===============     ===============
Deferred implementation revenues
  Current ..........................             1,486               1,707
  Non-current ......................               988                 241
                                       ---------------     ---------------
                                       $         2,474     $         1,948
                                       ===============     ===============

    Current and non-current deferred implementation costs are a component of prepaid expenses and other assets, respectively. Implementation costs associated with technology infrastructure and development costs are a component of property and equipment and are not included in the above analysis. Current and non-current deferred implementation revenues are a component of deferred revenue and other liabilities, respectively.

CONCENTRATION OF BUSINESS AND CREDIT RISK

    Service fee revenue from Daisytek accounted for approximately 55% and 34% of the Company's total net revenues for the year ended March 31, 2001 and the nine months ended December 31, 2001, respectively.

                          PFSWEB, INC. AND SUBSIDIARIES

    For the nine months ended December 31, 2001, excluding Daisytek, two clients accounted for approximately 43% of the Company's revenue. As of December 31, 2001, two clients accounted for approximately 34% of accounts receivable, of which 12% was due from Supplies Distributors (see Note 9).

    The Company's product revenue was primarily generated by sales of product purchased under master distributor agreements with one supplier. Sales to two customers accounted for approximately 13% and 12% of the Company's total product revenues for the year ended December 31, 2002. Service fee revenue from two clients accounted for approximately 35% and 14% of net service fee revenue for the year ended December 31, 2002. In addition, service fee revenue earned from Supplies Distributors prior to the October 1, 2002 acquisition date approximated 13% of net service fee revenue for the year ended December 31, 2002. On a consolidated basis, one client accounted for approximately 22% of the Company's total revenues for the year ended December 31, 2002. As of December 31, 2002, three customers/clients accounted for approximately 39% of accounts receivable.

    In conjunction with Supplies Distributors' financing, the Company has provided certain collateralized guarantees on behalf of Supplies Distributors. Supplies Distributors' ability to obtain financing on similar terms would be significantly impacted without these guarantees. Additionally, since Holdings has limited personnel and physical resources, its ability to conduct business could be materially impacted by contract terminations by GMS.

CASH AND CASH EQUIVALENTS

    Cash equivalents are defined as short-term highly liquid investments with original maturities of three months or less.

RESTRICTED CASH

    Restricted cash includes the following items (in thousands):

                                     DECEMBER 31,     DECEMBER 31,
                                         2001             2002
                                    --------------   --------------
Current:
  VAT collateral deposit ........   $           --   $          800
                                    --------------   --------------
Long term:
  Letters of credit security ....            2,722            2,878
  Customer remittances ..........               --              216
                                    --------------   --------------
     Total long term ............            2,722            3,094
                                    --------------   --------------
     Total restricted cash ......   $        2,722   $        3,894
                                    ==============   ==============

    The Company has cash restricted as collateral for letters of credit that secure certain debt and lease obligations (see Note 3). The letters of credit currently expire at various dates through July 2004, but require renewal through the related debt and lease obligations termination dates.

    In conjunction with certain of its financing agreements, Supplies Distributors has entered into agreements with its banks and lenders whereby a security interest was granted to the lender for all customer remittances received in specified bank accounts (see Note 3). At December 31, 2002, these bank accounts held $0.2 million, which was restricted for payment to the lender against the outstanding long term debt.

    To facilitate Value Added Tax ("VAT") processing on its inventory transactions, BSD Europe provided a bank guarantee to the Belgium government. To secure the guarantee, the bank required BSD Europe to maintain cash balances as collateral for the guarantee. The Company's maximum exposure under this guarantee was $0.8 million at December 31, 2002. The Company expects this collateral to be released in 2003.

OTHER RECEIVABLES AND LIABILITIES

    Other receivables include the following items (in thousands):

                                          DECEMBER 31,    DECEMBER 31,
                                             2001             2002
                                        --------------   --------------

Amounts due from IBM ................   $           --   $        3,318
Other ...............................               92               99
                                        --------------   --------------
    Total other receivables .........   $           92   $        3,417
                                        ==============   ==============

                          PFSWEB, INC. AND SUBSIDIARIES

    The amounts due from IBM represent billings under the Master Distributor Agreements (see Note 5).

    During 2001, the Company received a governmental grant for investments made in fixed assets in its Belgium operations. At establishment, the total grant of approximately $1.6 million was deferred and is being recognized as a reduction in depreciation expense over the same period over which the related fixed assets are being depreciated. As of December 31, 2001 and 2002, a deferred credit of $0.2 million at each year end and $1.0 million at each year end is included in accrued expenses and other liabilities, respectively, in the accompanying consolidated balance sheets and represents the unamortized portion of the grant. For the year ended March 31, 2001, the nine months ended December 31, 2001, and the year ended December 31, 2002, approximately $0.2 million, $0.1 million, and $0.2 million, respectively, was recognized as a reduction of depreciation expense. The grant was earned by the Company upon the achievement of certain minimum capital expenditure requirements. Realization of the entire gain requires the Company to maintain a certain minimum workforce through December 2004. The Company's management believes that the likelihood that it would be required to refund this grant is remote.

INVENTORIES

    Inventories (merchandise, held for resale, all of which are finished goods) are stated at the lower of weighted average cost or market. Supplies Distributors assumes responsibility for slow-moving inventory under the Master Distributor Agreements (see Note 5). The Company reviews inventory for impairment on a periodic basis, but at a minimum, annually. Recoverability of the inventory on hand is measured by comparison of the carrying value of the inventory to the fair value of the inventory. As of December 31, 2002, the Company's allowance for slow-moving inventory was approximately $0.1 million. Supplies Distributors is able to return product rendered obsolete by IBM engineering changes after customer demand for the product ceases. In the event the Company, Supplies Distributors and IBM do not renew the Master Distributor Agreements, the parties shall mutually agree on a plan of disposition of Supplies Distributors' then existing inventory.

    Inventories include merchandise in-transit that has not been received by the Company but that has been shipped and invoiced by Supplies Distributors' vendors. The corresponding payable for inventories in-transit is included in debt in the accompanying consolidated financial statements.

PROPERTY AND EQUIPMENT

    The components of property and equipment as of December 31, 2001 and 2002 are as follows (in thousands):

                                           DECEMBER 31,    DECEMBER 31,
                                               2001            2002         DEPRECIABLE LIFE
                                           ------------    ------------     ----------------
Furniture and fixtures .................   $      7,725    $      8,293       5-9 years
Computer equipment .....................          5,638           5,259       3-7 years
Leasehold improvements .................          3,761           4,720       2-9 years
Purchased and capitalized software costs          8,482           7,143       1-3 years
Other ..................................            206             164       3-7 years
                                           ------------    ------------
                                                 25,812          25,579
Less-accumulated depreciation and
     amortization ......................        (10,483)        (13,884)
                                           ------------    ------------
     Property and equipment, net .......   $     15,329    $     11,695
                                           ============    ============

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

                          PFSWEB, INC. AND SUBSIDIARIES

    The Company's property held under capital leases amount to approximately $5.5 million and $4.3 million, net of accumulated amortization of approximately $2.4 million and $3.5 million, at December 31, 2001 and 2002, respectively.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

    For the Company's Canadian operations, the local currency is the functional currency. All assets and liabilities are translated at exchange rates in effect at the end of the period, and income and expense items are translated at the average exchange rates for the period.

    For the Company's European operations, the U.S. dollar was the functional currency through March 31, 2001. Through that date, monetary assets and liabilities were translated at the rates of exchange on the balance sheet date and certain assets (notably property and equipment) were translated at historical rates. Income and expense items were translated at average rates of exchange for the period except for those items of expense, which related to asset amortization, which were translated at historical rates. The gains and losses from translation related to this subsidiary were included in net income through March 31, 2001.

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

    Historically, the Company deemed intercompany transactions with its foreign subsidiaries as long-term investments and part of its net investment. Accordingly, the Company recorded currency gains or losses on these intercompany transactions in other comprehensive income (loss). Effective September 30, 2002, due to changes in the operations of the subsidiaries whereby the Company no longer believes certain of these transactions to be long-term in nature, the Company will include certain future intercompany currency gains and losses in the determination of net income. Intercompany transaction gains and losses included in net loss were not material for the year ended December 31, 2002. The Company will continue to report gains or losses on intercompany foreign currency transactions that are of a long-term investment nature as a separate component of members' capital.

STOCK BASED COMPENSATION

    The Company accounts for stock options using the intrinsic-value method as outlined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation and Interpretation of APB No. 25, issued in March 2000 (see Note
4). Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. The exercise prices of all options granted during the year ended March 31, 2001, the nine months ended December 31, 2001 and the year ended December 31, 2002 were equal to the market price of the Company's common stock at the date of grant. As such, no compensation cost was recognized during those years for stock options granted to employees (see Note 4). The following table shows the pro forma effect on the Company's net loss and loss per share as if compensation cost had been recognized for stock options based on their fair value at the date of the grant. The pro forma effect of stock options on the Company's net loss for those years may not be representative of the pro forma effect for future years due to the impact of vesting and potential future awards. Options issued under the Daisytek Plans (see Note 4) prior to April 1, 1995, were excluded from the computation.

                          PFSWEB, INC. AND SUBSIDIARIES

                                                                                      NINE MONTHS
                                                                     YEAR ENDED          ENDED           YEAR ENDED
                                                                      MARCH 31,       DECEMBER 31,      DECEMBER 31,
                                                                        2001              2001             2002
                                                                   --------------    --------------    --------------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net loss as reported ...........................................   $      (10,756)   $         (565)   $      (11,400)
Add: Stock-based non-employee compensation expense included
    in reported net loss .......................................               38               704                28
Deduct: total stock-based employee and non-employee
    compensation benefit (expense) determined under fair
    value based method .........................................           (3,804)            1,946            (1,569)
                                                                   --------------    --------------    --------------
Pro forma net income (loss), applicable to common stock for
    basic and diluted computations .............................   $      (14,522)   $        2,085    $      (12,941)
                                                                   ==============    ==============    ==============
Loss per common share - basic and diluted
    As reported ................................................   $        (0.60)   $        (0.03)   $        (0.63)
                                                                   ==============    ==============    ==============
    Pro forma ..................................................   $        (0.81)   $         0.12    $        (0.71)
                                                                   ==============    ==============    ==============

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value of our financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and debt and capital lease obligations, approximate their fair values based on short terms to maturity or current market prices and interest rates.

COMPREHENSIVE LOSS

    Comprehensive loss is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss consists of net losses and foreign currency translation adjustments.

NET LOSS PER COMMON SHARE

    For the year ended March 31, 2001, the nine-month period ended December 31, 2001, and the year ended December 31, 2002, outstanding options to purchase common shares of PFSweb were anti-dilutive and have been excluded from the weighted average share computation (see Note 4). There are no other potentially dilutive securities outstanding.

CASH PAID DURING YEAR

    The Company made payments for interest of approximately $0.2 million, $0.2 million and $0.8 million and income taxes of approximately $0.2 million, $0.1 million and $0.8 million during the year ended March 31, 2001, the nine-month period ended December 31, 2001, and the year ended December 31, 2002, respectively (see Notes 3 and 10).

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 requires that ratable amortization of goodwill be replaced with annual fair-value based tests of the

                          PFSWEB, INC. AND SUBSIDIARIES
goodwill's impairment, and that intangible assets other than goodwill be amortized over their useful lives. Additionally, under the provision of the new accounting standard, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The adoption of SFAS 141 as of July 1, 2001 did not have a material impact on the Company's financial statements and related disclosures. The provisions of SFAS 142 was effective for fiscal years beginning after December 15, 2001. The Company's adoption of SFAS 142 on January 1, 2002 did not have a material impact on its consolidated financial statements and related disclosures.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not believe the adoption of this standard will have a material impact on the consolidated financial statements and will adopt the provisions of this standard by the first quarter of 2003.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company does not believe the early adoption of SFAS No. 146 would have had a material impact on our consolidated financial statements for the year ended December 31, 2002 and will adopt the provisions of this standard in the first quarter of 2003.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the provisions of SFAS 123 to require more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results of operations. The Company adopted the disclosure requirements of SFAS 148 as of December 31, 2002.

    On January 1, 2002, the Company adopted the provisions of EITF D-103 "Income Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred." For all periods presented, our billings for reimbursements of 'out-of-pocket' expenses, such as travel, and certain third-party vendor expenses such as shipping and handling costs and telecommunication charges are included in gross service fee revenue. The related reimbursable costs are reflected as pass-through charges and reduce total gross service fee revenue in computing net service fee revenue.

    In January 2003, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN No. 45 requires a company to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. The measurement provisions of this statement apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure provisions of the statement apply to financial statements for periods ending after December 15, 2002. The Company adopted the disclosure provisions of the statement as of December 31, 2002 and will adopt the measurement provisions of this statement in the first quarter of 2003. The Company does not expect the adoption to have a material effect on the financial statements when adopted.

    In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the

                          PFSWEB, INC. AND SUBSIDIARIES
first interim or annual period beginning after June 15, 2003. The Company will adopt the provisions of FIN No. 46 in the first quarter of 2003 and does not expect the adoption of the statement to have a material effect on the financial statements.

    The FASB Emerging Issues Task Force issued EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," to address certain revenue recognition issues. The guidance provided from EITF 00-21 addresses both the timing and classification in accounting for different earnings processes. The Company does not expect that the adoption of EITF 00-21 will have a material impact on our consolidated financial condition or operations.

RECLASSIFICATIONS

    Certain prior year data have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income or shareholders' equity.

3. DEBT AND CAPITAL LEASE OBLIGATIONS:

    Debt and capital lease obligations consist of the following (in thousands):

                                                          DECEMBER 31,   DECEMBER 31,
                                                              2001           2002
                                                          ------------   ------------

Term master lease agreement ...........................   $      4,658   $      4,627
Inventory and working capital financing agreements:
     United States ....................................             --         28,147
     Europe ...........................................             --         15,219
Loan and security agreement, United  States ...........             --         12,552
Factoring agreement, Europe ...........................             --          3,202
Other .................................................             --            210
                                                          ------------   ------------
     Total ............................................          4,658         63,957
Less current portion of long-term debt ................            995         60,863
                                                          ------------   ------------
     Long-term debt, less current portion .............   $      3,663   $      3,094
                                                          ============   ============

TERM MASTER LEASE AGREEMENT

     During the nine months ended December 31, 2001, the Company entered into a Term Lease Master Agreement with IBM Credit Corporation ("Master Lease Agreement") that provides for leasing or financing transactions of equipment with terms of 3 to 5 years. The leasing transactions are secured by the related equipment and letters of credit (see Note 2). The financing transactions are secured by a letter of credit (see Note 2). Leasing and financing transactions under the Master Lease Agreement during the nine months ended December 31, 2001, and the year ended December 31, 2002, totaled $1.5 million and $0.3 million, respectively.

    The Company has certain non-cancelable capital lease agreements including those under the Master Lease Agreement, primarily involving warehouse and computer equipment.

    The following is a schedule of future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 2002 (in thousands):

Fiscal year ended December 31,
2003..............................................................    $  1,373
2004..............................................................         918
2005..............................................................         507
2006..............................................................         451
2007..............................................................         425
Thereafter........................................................         177
                                                                      --------
     Total minimum lease payments.................................    $  3,851
Less amount representing interest at rates ranging from 5.75%
    to 16.29%.....................................................        (622)
                                                                      ---------
Present value of net minimum lease payments.......................       3,229
Less: Current portion.............................................      (1,119)
                                                                      --------
     Long-term capital lease obligations..........................    $  2,110
                                                                      ========

                          PFSWEB, INC. AND SUBSIDIARIES

INVENTORY AND WORKING CAPITAL FINANCING AGREEMENT, UNITED STATES

    On September 27, 2001, Supplies Distributors entered into a short-term credit facility with IBM Credit Corporation ("IBM Credit") to finance its distribution of IBM products in the United States. On March 29, 2002, Supplies Distributors entered into an amended credit facility with IBM Credit that was subsequently further amended. The asset based credit facility provides financing for purchasing IBM inventory and for certain other receivables up to $30.5 million through its expiration on March 29, 2003. The credit facility contains cross default provisions, various restrictions upon the ability of Holdings and Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, PFSweb is required to maintain a minimum subordinated note receivable balance from Supplies Distributors of $8.0 million and a minimum shareholders' equity, as modified, of $20.0 million as of December 31, 2002 and $18.0 million thereafter. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 1%, which was 5.25% as of December 31, 2002. The facility accrues a quarterly commitment fee of 0.375% on the unused portion of the commitment, and a monthly service fee.

    On March 28, 2003, Supplies Distributors entered into an amended credit facility with IBM Credit LLC (formerly IBM Credit Corporation). The amendment extends the termination date through March 29, 2004, reduces the maximum financing amount to $27.5 million, restricts Holdings' ability to declare and pay a dividend without the prior approval of IBM Credit and expands and modifies certain financial covenants. The Company has classified the outstanding amount under this facility as current at December 31, 2002.

INVENTORY AND WORKING CAPITAL FINANCING AGREEMENT, EUROPE

    On September 27, 2001, SDSA entered into a short-term credit facility with IBM Belgium Financial Services S.A. ("IBM Belgium") to finance its distribution of IBM products in Europe. On March 29, 2002, SDSA and BSD Europe entered into an amended credit facility with IBM Belgium that was subsequently further amended. The asset based credit facility with IBM Belgium provides up to 19 million Euros (approximately $19.9 million) in financing for purchasing IBM inventory and for certain other receivables. The IBM Belgium facility remains in force until not less than 60 days written notice by any party, but no sooner than March 29, 2003. The credit facility contains cross default provisions, various restrictions upon the ability of Holdings and Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, PFSweb is required to maintain a minimum subordinated note receivable balance from Supplies Distributors of $8.0 million and a minimum shareholders' equity, as modified, of $20.0 million as of December 31, 2002, and $18.0 million thereafter. Borrowings under the credit facility accrue interest, after a defined free financing period, at euribor plus 4%, which was 6.93% as of December 31, 2002. SDSA pays a monthly service fee on the commitment.

    On March 28, 2003, SDSA entered into an amended credit facility with IBM Belgium. The amendment extends the termination date through March 29, 2004, reduces the maximum financing amount to 12.5 million Euros (approximately $13.1 million), restricts SDSA's ability to declare and pay a dividend without the prior approval of IBM Belgium and modifies certain financial covenants. The Company has classified the outstanding amount under this facility as current at December 31, 2002.

LOAN AND SECURITY AGREEMENT

    On March 29, 2002, Supplies Distributors entered into a loan and security agreement with Congress Financial Corporation (Southwest) ("Congress") to provide financing for up to $25 million of eligible accounts receivable in the U.S. and Canada. The Congress facility expires on the earlier of three years or the date on which the parties to the IBM Master Distributor Agreement shall no longer operate under the terms of such agreement and/or IBM no

                          PFSWEB, INC. AND SUBSIDIARIES
longer supplies products pursuant to such agreement (see Note 5). Borrowings under the Congress facility accrue interest at prime rate plus 0.25% (4.5% at December 31, 2002) or Eurodollar rate plus 3.0% or on an adjusted basis, as defined. This agreement contains cross default provisions, various restrictions upon the ability of Holdings and Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, PFSweb is required to maintain a subordinated loan to Supplies Distributors of no less than $6.5 million and restricted cash of less than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors and SDC entered into Blocked Account Agreements with their banks and Congress whereby a security interest was granted to Congress for all customer remittances received in specified bank accounts. At December 31, 2002, these bank accounts held $0.2 million, which was restricted for payment to Congress. The Company has classified the outstanding amount under this facility as current at December 31, 2002.

FACTORING AGREEMENT

    On March 29, 2002, SDSA entered into a two year factoring agreement with Fortis Commercial Finance N.V. ("Fortis") to provide factoring for up to 7.5 million euros (approximately $7.9 million) (originally 10 million euros, amended in October 2002) of eligible accounts receivables. Borrowings under this agreement can be either cash advances or straight loans, as defined. Cash advances accrue interest at 8.5%, or on an adjusted basis as defined, and straight loans accrue interest at Euribor plus 1.4% for the agreement's first year (4.45% as of December 31, 2002) and Euribor plus 1.3% for the agreement's second year. This agreement contains various restrictions upon the ability of SDSA to, among other things, merge, consolidate, incur indebtedness, as well as financial covenants, such as minimum net worth. This agreement is secured by a guarantee of Supplies Distributors, up to a maximum of 200,000 euros. The Company has classified the outstanding amount under this facility as current at December 31, 2002.

DEBT COVENANTS

    To the extent the Company fails to comply with its covenants, including the monthly financial covenant requirements and required level of stockholders' equity ($20.0 million as of December 31, 2002 and $18.0 million thereafter), and the lenders accelerate the repayment of the credit facility obligations, the Company would be required to repay all amounts outstanding thereunder, either through Supplies Distributors or under PFSweb's related guarantees, to the extent Supplies Distributors or its subsidiaries was unable to do so. Any requirement to accelerate the repayment of the credit facilities obligations would have a material adverse impact on the Company's financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. At December 31, 2002, the Company was in compliance with all debt covenants. Furthermore, PFSweb is obligated to repay any over-advance made to Supplies Distributors by its lenders, if Supplies Distributors is unable to do so. An over-advance would arise in the event borrowings exceeded the maximum amount available under the eligible borrowing base, as defined.

    PFSweb has also provided a guarantee of the obligations of Supplies Distributors and SDSA to IBM, excluding the trade payables that are financed by IBM credit.

    The Company's aggregate maturities of long-term debt subsequent to December 31, 2002 are as follows:

           Fiscal year ended December 31,
           2003...........................................      $     59,744
           2004...........................................               438
           2005...........................................               369
           2006...........................................               177
           2007...........................................                --
           Thereafter.....................................                --
                                                                ------------
           Total long-term debt payments..................      $     60,728
                                                                ============

                          PFSWEB, INC. AND SUBSIDIARIES

4. STOCK AND STOCK OPTIONS

TREASURY STOCK

    On August 13, 2001, the Company announced that its Board of Directors had authorized the repurchase of up to two million shares of the Company's common stock. As of December 31, 2001 and 2002, the Company had repurchased 86,300 shares of common stock.

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

EMPLOYEE STOCK PURCHASE PLAN

    On September 15, 2000, PFSweb shareholders adopted the PFSweb Employee Stock Purchase Plan (the "Stock Purchase Plan") that is qualified under Section 423 of the Internal Revenue Code of 1986, to provide employees of PFSweb an opportunity to acquire a proprietary interest in the Company. The Stock Purchase Plan provides for acquisition of PFSweb common stock at a 15% discount to the market value. The Stock Purchase Plan permits each U.S. employee who has completed ninety days of service to elect to participate in the plan. Eligible employees may elect to contribute up to 10 percent of their compensation with after-tax dollars up to a maximum annual contribution of $21,250. The Company has reserved 2,000,000 shares of its common stock under the Stock Purchase Plan, as amended. The Stock Purchase Plan became effective for eligible employees in September 2000. During the year ended March 31, 2001, the nine months ended December 31, 2001, and the year ended December 31, 2002, 37,378, 236,031 and 254,574 shares were issued under the Stock Purchase Plan, respectively.

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

                          PFSWEB, INC. AND SUBSIDIARIES

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

PFSweb Plan Options

    PFSweb has authorized 6,000,000 shares of common stock for issuance under two 1999 stock option plans and 35,000 shares for issuance under a stock option agreement (the "PFSweb Plans"). The PFSweb Plans provide for the granting of incentive awards in the form of stock options to directors, executive management, key employees, and outside consultants of PFSweb. The right to purchase shares under the employee stock option agreements typically vest over a three-year period. Stock options must be exercised within 10 years from the date of grant. Stock options are generally issued at fair market value. The Company recorded stock based compensation expense of $38,000, $7,000 and $28,000 in the year ended March 31, 2001, the nine month period ended December 31, 2001, and the year ended December 31, 2002 respectively, in connection with stock options to purchase an aggregate of 124,200 shares issued under the PFSweb Plans to non-employees.

    As of December 31, 2002, there were 2,429,331 shares available for future options under the PFSweb Plans.

                          PFSWEB, INC. AND SUBSIDIARIES

    The following table summarizes stock option activity under the PFSweb Plans:

                                                                          WEIGHTED AVERAGE
                                           SHARES       PRICE PER SHARE    EXERCISE PRICE
                                        ------------   ----------------   ----------------

Outstanding, March 31, 2000.........      1,361,500     $10.45-$17.00       $    10.69
  Granted...........................      1,238,700     $ 1.16-$11.75       $     2.01
  Exercised.........................             --     $          --       $       --
  Canceled..........................       (240,850)    $ 1.44-$17.00       $     6.73
                                        -----------

Outstanding, March 31, 2001.........      2,359,350     $ 1.16-$17.00       $     6.54
  Granted...........................      2,507,819     $ 0.60-$ 1.20       $     0.91
  Exercised.........................             --     $          --       $       --
  Canceled..........................     (1,270,800)    $ 1.92-$17.00       $     9.84
                                        -----------

Outstanding, December 31, 2001......      3,596,369     $ 0.60-$16.00       $     1.27
  Granted...........................      1,090,000     $ 0.44-$ 0.84       $     0.81
  Exercised.........................             --     $          --       $       --
  Canceled..........................     (1,080,700)    $ 0.80-$10.45       $     1.29
                                        -----------
Outstanding, December 31, 2002......      3,605,669     $ 0.44-$16.00       $     1.12
                                        ===========

    PFSweb Plan options granted prior to the Spin-off and not included in the Offer, referred to above, vest one-third on the anniversary of the date of grant and one-twelfth each quarter thereafter. PFSweb Plan options granted after the Spin-off, excluding those issued pursuant to the Offer, vest one-twelfth each quarter. As of December 31, 2001 and 2002, 1,092,419 and 2,797,077 options were exercisable, respectively. The weighted average fair value of options granted during the year ended March 31, 2001, the nine month period ended December 31, 2001 and the year ended December 31, 2002 were $1.67, $0.76 and $0.67, respectively.

    The following table summarizes information concerning currently outstanding and exercisable PFSweb stock options issued under the PFSweb Plans to PFSweb officers, directors and employees as of December 31, 2002:

                          OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
------------------------------------------------------------------------  ---------------------------------
                                           WEIGHTED
                                            AVERAGE          WEIGHTED                           WEIGHTED
   RANGE OF        OUTSTANDING AS OF       REMAINING          AVERAGE     EXERCISABLE AS OF      AVERAGE
EXERCISE PRICES    DECEMBER 31, 2002   CONTRACTUAL LIFE   EXERCISE PRICE  DECEMBER 31, 2002  EXERCISE PRICE
---------------    -----------------   ----------------   --------------  -----------------  --------------

$ 0.44-$ 2.69           3,596,419             8.7            $  1.10          2,787,910          $ 1.12
$10.45-$16.00               9,250             6.6            $ 11.05              9,167          $11.01
                        ---------                                            ----------
                        3,605,669             8.7            $  1.12          2,797,077          $ 1.15
                        =========                                            ==========

PFSweb Non-plan Options

    As of December 31, 2002, 1,184,807 PFSweb Non-plan options were outstanding, of which 610,624 were held by PFSweb officers, directors and employees and 574,183 were held by Daisytek officers, directors and employees.

    The following table summarizes stock option activity under the PFSweb Non-plan:

                                                                            WEIGHTED AVERAGE
                                           SHARES       PRICE PER SHARE      EXERCISE PRICE
                                      --------------    ---------------     ----------------

Outstanding, March 31, 2000 .......               --    $           --         $        --
  Granted .........................        3,479,697    $ 4.22--$10.58         $      7.26
  Exercised .......................               --    $           --         $        --
  Canceled ........................          (82,852)   $ 4.51--$10.58         $      7.91
                                      --------------
Outstanding, March 31, 2001 .......        3,396,845    $ 4.22--$10.58         $      7.25
  Granted .........................          757,349    $ 0.91--$ 1.17         $      0.92
  Exercised .......................               --    $           --         $        --
  Canceled ........................       (2,722,691)   $ 1.17--$10.58         $      6.87
                                      --------------
Outstanding, December 31, 2001 ....        1,431,503    $ 0.91--$10.58         $      1.15
  Granted .........................               --    $           --         $        --
  Exercised .......................               --    $           --         $        --
  Canceled ........................         (246,696)   $ 0.91--$10.58         $      1.59
                                      --------------
Outstanding, December 31, 2002 ....        1,184,807    $ 0.91--$10.58         $      1.05
                                      ==============

                          PFSWEB, INC. AND SUBSIDIARIES

    The weighted average fair values of options granted during the year ended March 31, 2001 and nine months ended December 31, 2001 were $5.95 and $0.77, respectively. As of December 31, 2001 and 2002, 918,106 and 1,184,807 of options outstanding were exercisable, respectively.

    The following table summarizes information concerning PFSweb Non-plan options outstanding and exercisable as of December 31, 2002:

                         OPTIONS OUTSTANDING                                          OPTIONS EXERCISABLE
--------------------------------------------------------------------------   -----------------------------------
                                            WEIGHTED
                   OUTSTANDING AS OF        AVERAGE            WEIGHTED       EXERCISABLE AS OF     WEIGHTED
    RANGE OF          DECEMBER 31,          REMAINING          AVERAGE           DECEMBER 31,        AVERAGE
 EXERCISE PRICES          2002          CONTRACTUAL LIFE    EXERCISE PRICE          2002          EXERCISE PRICE
----------------  -------------------   ----------------    --------------    -----------------   --------------

  $0.91-$ 1.17         1,182,008              7.3               $1.04                 1,182,008        $1.04
  $5.78-$10.58             2,799              4.9               $8.35                     2,799        $8.35
                     -----------                                                   ------------
                       1,184,807              7.3               $1.05                 1,184,807        $1.05
                     ===========                                                   ============

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants of PFSweb options to PFSweb officers, directors, and employees under the PFSweb Plans:

                                           YEAR ENDED     NINE MONTHS ENDED      YEAR ENDED
                                         MARCH 31, 2001   DECEMBER 31, 2001   DECEMBER 31, 2002
                                         --------------   -----------------   -----------------

Expected dividend yield ...............         --                 --                  --
Expected stock price volatility........     98% - 128%        117% - 126%         112% - 114%
Risk-free interest rate................    5.8% - 6.3%        4.6% - 5.3%             5.1%
Expected life of options (years).......         5                  5                   5

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants of PFSweb options to PFSweb and Daisytek officers, directors, and employees under the PFSweb Non-Plans during the year ended March 31, 2001: no dividends; expected volatility of 112%, risk-free interest rate of 6.1% and expected life of 5 years.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants of PFSweb options to PFSweb officers, directors, and employees and a Daisytek director under the PFSweb Non-Plan during the nine months ended December 31, 2001: no dividends; expected volatility between 117% and 124%, risk-free interest rate ranging between 4.9% and 5.5% and expected life of 5 years.

    No options were granted to PFSweb officers, directors or employees under the Daisytek Plans during the nine-month period ended December 31, 2001 or the year ended December 31, 2002. No options were granted to PFSweb officers, directors, or employees under the PFSweb Non-Plan during the year ended December 31, 2002.

5. MASTER DISTRIBUTOR AGREEMENTS:

    In August 2001, Supplies Distributors, SDSA, the Company and IBM entered into Master Distributor Agreements whereby Supplies Distributors and SDSA act as master distributors of various IBM products and PFSweb provides transaction management and fulfillment services to Supplies Distributors. The Master Distributor Agreements expire in March 2004 and can be extended for additional one-year terms upon mutual agreement by all parties. Under the Master Distributor Agreements, IBM sells product to Supplies Distributors and reimburses Supplies Distributors for certain freight costs, direct costs incurred in passing on any price decreases offered by IBM to Supplies Distributors customers to cover price protection and certain special bids, the cost of products provided to replace defective product returned by customers and other certain expenses as defined. Supplies Distributors can return to IBM product rendered obsolete by IBM engineering changes after customer demand ends. IBM determines when a product is obsolete. IBM, Supplies Distributors and SDSA also have verbal agreements under which IBM reimburses or collects from Supplies Distributors or SDSA amounts calculated in certain inventory cost adjustments and amounts applicable to certain favorable or unfavorable gross margin performance versus targeted objectives.

    Supplies Distributors, SDC and SDSA pass through to customers marketing programs specified by IBM and administer, along with GMS, such programs according to IBM guidelines.

                          PFSWEB, INC. AND SUBSIDIARIES

6. TRANSACTIONS WITH DAISYTEK

    During the year ended March 31, 2001, the Company's costs and expenses include allocations from Daisytek for certain general administrative services including information technology, financial, treasury, legal, insurance and other corporate functions as well as certain costs of operations including facility charges. These allocations were estimated on the basis that Daisytek and the Company consider to be a reasonable reflection of the utilization of services provided or the benefit received by the Company. The methods used for allocation of expenses from Daisytek were either (i) percentage of: revenue, shipped orders, or number of employees, or (ii) management's best estimate. However, these allocations of costs and expenses do not necessarily indicate the costs and expenses that would have been incurred by the Company on a stand-alone basis. Management estimates that incremental selling, general and administrative expenses associated with PFSweb operating as a stand-alone publicly traded company, including executive management, overhead and public company costs, insurance and risk management costs, and other costs would have been approximately $0.2 million for the year ended March 31, 2001.

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

    Service fee revenues charged to Daisytek under (i) certain IBM master distributor agreements, (ii) terms of the transaction management services agreement with Daisytek, (iii) for certain subcontracted services, and (iv) for certain transaction and information technology services, were $27.6 million and $9.6 million for the year ended March 31, 2001, and the nine months ended December 31, 2001, respectively.

    As of December 31, 2001, the Company was no longer party to any agreement to provide services for Daisytek, however, through its master distributor relationships operated by Supplies Distributors, the Company continues to buy and sell certain product from Daisytek.

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

    Pro forma revenues and pro forma loss from operations for the year ended March 31, 2001, assuming the transaction had occurred in April 2000, would have been $29.5 million and ($18.9) million, respectively. Pro forma revenues and pro forma loss from operations for the nine months ended December 31, 2001, had the transaction occurred in April 2000, would have been $22.0 million and ($10.4) million, respectively. The pro forma data do not give effect to any fees earned by PFSweb for services provided to Daisytek under a six-month transition services

                          PFSWEB, INC. AND SUBSIDIARIES
agreement entered into on May 25, 2001 or the effect of the $5.8 million gain on the sale of the assets. Additionally, these pro forma adjustments do not consider certain infrastructure costs, such as operating costs associated with the information technology function, salaries of certain management and personnel, telephone and lease costs, and depreciation expense which supported this business but that will continue in the future. Because these ongoing costs were not considered, the pro forma adjustments to the loss from operations are not indicative of the overall margin earned under these transaction management services agreements.

    In September 2002, the Company changed the manner in which certain warehouse and order management transactions are processed. These changes eliminated the future service potential of selected software applications to the Company. Accordingly, the Company recorded a $0.7 million asset impairment charge during the year ended December 31, 2002. The Company also abandoned certain distribution center assets and recorded a $0.2 million asset impairment charge during the year ended December 31, 2002. The Company continues to operate with excess physical infrastructure in its warehouse operations and information technology systems. The Company reviewed the carrying amount of certain of these excess long-lived assets for impairment and determined no further impairment charges were required at December 31, 2002. The Company will reevaluate such assets in calendar year 2003, in conjunction with its future operating plans, to determine if any additional asset impairment charges should be recognized.

8. RESTRUCTURING

    In September 2002, the Company implemented a restructuring plan that resulted in the termination of approximately 60 employees, of which 20 were hourly employees. The Company recorded $1.2 million for severance and other termination costs, of which $0.8 million was paid during the year ended December 31, 2002. The remaining $0.4 million is included in accrued expenses and is expected to be paid by March 2004. The Company did not finalize all restructuring activities as of December 31, 2002, and expects to incur an additional amount totaling $0.5 million to $1.0 million of restructuring charges during calendar year 2003.

9. SUPPLIES DISTRIBUTORS AND OTHER RELATED PARTIES

SUPPLIES DISTRIBUTORS

    In September 2001, the Company made an equity investment of $0.75 million in Holdings, for a 49% voting interest, and IFP made an equity investment of $0.25 million in Holdings for a 51% voting interest. Certain officers and directors of the Company owned, individually, a 9.8% non-voting interest, and, collectively, a 49% non-voting interest, in IFP. Effective October 1, 2002, the Company purchased the remaining 51% interest in Holdings from IFP for $0.3 million. As the acquired proportionate share of the fair value of Holdings' net assets was greater than the purchase price, the Company recognized an extraordinary gain on the purchase of $0.2 million in accordance with SFAS No. 141.

    Pursuant to the terms of the Company's transaction management services agreement with Supplies Distributors, the Company earned service fees, which, prior to the consolidation effective October 1, 2002 are reported as service fee revenue, affiliate in the accompanying consolidated financial statements, of approximately $1.4 million, net of $0.3 million of pass-through charges, and $4.7 million, net of $0.2 million of pass-through charges, for the nine months ended December 31, 2001, and the year ended December 31, 2002, respectively. For the nine months ended December 31, 2001, PFSweb fees earned from BSD (the Daisytek subsidiary and predecessor to Supplies Distributors) were $3.7 million, net of $0.3 million of pass-through charges. For the year ended March 31, 2001, prior to becoming a related party, service fees earned by PFSweb from BSD, associated with the same business activities, were $7.1 million, net of $0.7 million of pass-through charges. As of December 31, 2001, the Company had trade accounts receivables of $0.9 million due from Supplies Distributors.

    Pursuant to Holdings' operating agreement, prior to the October 1, 2002 acquisition date, Holdings allocated its earning and distributed its cash flow, as defined, in the following order of priority: first, to IFP until it received a one-time amount equal to its capital contribution of $0.25 million; second, to IFP until it received an amount equal to a 35% cumulative annual return on its capital contribution; third, to PFSweb until it received a one-time amount equal to its capital contribution of $0.75 million; fourth, to PFSweb until it received an amount equal to a 35% cumulative annual return on its capital contribution; and fifth, to PFSweb and IFP, pro rata, in accordance with their

                          PFSWEB, INC. AND SUBSIDIARIES
respective capital accounts. As a result of the Company's 100% ownership of Holdings, future earnings and dividends will be allocated and paid 100% to the Company. Notwithstanding the foregoing, no distribution could be made if, after giving effect thereto, the net worth of Holdings would be less than $1.0 million. At December 31, 2002, Holdings' net worth was $2.9 million. Under the terms of its amended credit agreements, Holdings is currently restricted from paying annual cash dividends without the prior approval of its lenders (see Note
3). In May 2002, Holdings paid a $0.2 million dividend to IFP. In December 2002, Holdings paid a $0.4 million dividend to the Company. The Company recorded $1.2 million of equity in the earnings of Holdings, prior to the October 1, 2002 acquisition, for the year ended December 31, 2002.

    The following summarizes the purchase price allocation of the Company's purchase of the remaining 51% interest in Holdings from IFP (in thousands):

Cash and cash equivalents  (including
     restricted cash of $1,745) ............   $        2,578
Accounts receivable ........................           28,110
Inventories ................................           37,193
Prepaid expenses ...........................              684
Other assets, net ..........................              284
                                               --------------
       Total assets acquired ...............   $       68,849
                                               --------------

Trade accounts payable .....................   $        3,611
Accrued expenses ...........................            1,901
Debt (guaranteed by the Company) ...........           48,823
Other debt .................................            3,070
Note payable to affiliate ..................            8,800
                                               --------------
       Total liabilities assumed ...........           66,205
                                               --------------
       Net assets ..........................            2,644
Less PFS' prior investment .................            2,109
                                               --------------
       Net assets acquired .................              535
Less cash purchase price ...................              332
                                               --------------
       Extraordinary gain on purchase ......   $          203
                                               ==============


    As a result of the Company's purchase of the remaining 51% interest in Holdings from IFP, effective October 1, 2002, the Company began consolidating 100% of Holdings' financial position and results of operations into the Company's consolidated financial statements. Following is (1) an unaudited, pro forma, condensed consolidating income statement for the full calendar year 2002, as if the acquisition had occurred as of January 1, 2002, and (2) an unaudited, pro forma, condensed consolidated income statement for the nine months ended December 31, 2001

                          PFSWEB, INC. AND SUBSIDIARIES

(including Supplies Distributors' results of operations for the period from July 3, 2001, inception, to December 31, 2001), as if the acquisition had occurred as of April 1, 2001, (in thousands):

                                                                                                                Nine Months
                                                                                                                   Ended
                                                                                                                December 31,
                                                                     Calendar Year 2002                             2001
                                                 -----------------------------------------------------------    ------------
                                                                                  Pro Forma       Pro Forma       Pro Forma
                                                   PFSweb           Holdings     Adjustments    Consolidated    Consolidated
                                                 ------------    ------------   ------------    ------------    ------------
Revenues:
    Gross product revenue ....................   $         --    $    221,145   $         --    $    221,145    $     73,052
    Gross service fee revenue ................         34,655              --             --          34,655          29,955
    Gross service fee revenue, affiliate .....          6,676              --         (6,676)             --              --
    Other ....................................             --              --             --              --             100
                                                 ------------    ------------   ------------    ------------    ------------
        Total gross revenues .................         41,331         221,145         (6,676)        255,800         103,107
    Less pass-through charges ................          3,714              --           (151)          3,563           3,386
                                                 ------------    ------------   ------------    ------------    ------------
        Net revenues .........................         37,617         221,145         (6,525)        252,237          99,721
                                                 ------------    ------------   ------------    ------------    ------------
Costs of Revenues:
    Cost of product revenue ..................             --         208,617             --         208,617          69,478
    Cost of service fee revenue ..............         23,252              --         (2,258)         20,994          17,216
    Other ....................................             --              --             --              --            (627)
                                                 ------------    ------------   ------------    ------------    ------------
        Total costs of revenues ..............         23,252         208,617         (2,258)        229,611          86,067
                                                 ------------    ------------   ------------    ------------    ------------
        Gross profit .........................         14,365          12,528         (4,267)         22,626          13,654
                                                                 ------------   ------------    ------------    ------------
Selling, general and administrative
    expenses .................................         26,206           6,997         (4,319)         28,884          18,573
Other ........................................          2,135              --             --           2,135          (5,141)
                                                 ------------    ------------   ------------    ------------    ------------
        Income (loss) from operations ........        (13,976)          5,531             52          (8,393)            222
Equity in earnings of affiliate ..............          1,429              --         (1,429)             --              --
Interest expense (income), net ...............           (847)          3,110             --           2,263             307
                                                 ------------    ------------   ------------    ------------    ------------
        Income (loss) before income
           taxes and extraordinary item ......        (11,700)          2,421         (1,377)        (10,656)            (85)
Income tax expense (benefit) .................            (81)            929           (343)            505             (48)
                                                 ------------    ------------   ------------    ------------    ------------
        Income (loss) before
         extraordinary item ..................        (11,619)          1,492         (1,034)        (11,161)            (37)
Extraordinary gain on purchase of 51%
     share of Supplies Distributors ..........            203              --             --             203              --
                                                 ------------    ------------   ------------    ------------    ------------
Net income (loss) ............................   $    (11,416)   $      1,492   $     (1,034)   $    (10,958)   $        (37)
                                                 ============    ============   ============    ============    ============
Net loss per share:
    Basic and diluted ........................   $     ( 0.63)                                  $      (0.60)   $      (0.00)
                                                 ============                                   ============    ============
Weighted average number of shares
    outstanding
    Basic and diluted ........................         18,229                                         18,229          18,036
                                                 ============                                   ============    ============


The unaudited pro forma data are not necessarily indicative of the consolidated results of operations for future periods or the results of operations that would have been realized had the Company consolidated Holdings during the periods presented.

    In September 2001, Supplies Distributors issued the Note to PFSweb in exchange for proceeds of $8.8 million. As of December 31, 2001 and 2002, the Note had an outstanding balance of $11.7 million and $8.0 million, respectively. Under certain new and amended terms of its senior debt facilities, the Note cannot be increased or decreased without the prior approval of the Company's lenders (see Notes 3 and 15). The Note accrues interest at a fluctuating rate per annum equal to PFSweb's cost of funds as determined by PFSweb, approximately 10% as of December 31, 2001 and 2002. During the period from July 3, 2001 (inception) through December 31, 2001, and the year ended December 31, 2002, excluding the period from October 1, 2002 through December 31, 2002, the Company earned $0.3 million and $0.8 million, respectively, of interest associated with the Note.

OTHER RELATED PARTIES

    In May 1999, the Company entered into an agreement to provide services to a certain company. During the year ended March 31, 2001, an executive officer of PFSweb served on the Board of Directors of this company. PFSweb no longer provides services to this company. Service fee revenue earned from this company was approximately $2.0 million for the year ended March 31, 2001, and other revenue was $1.7 million for the year ended March 31, 2001.

                          PFSWEB, INC. AND SUBSIDIARIES

    In August 2001, Supplies Distributors entered into an Agreement for Sales Forces Services ("ASFS") with IBM, whereby Supplies Distributors is to actively generate demand for and promote brand loyalty for IBM products. The ASFS expires on the earlier of December 31, 2003 or the termination of the Master Distributor Agreements. The ASFS automatically renews for successive one-year periods unless either party provides prior written notice. Pursuant to the ASFS, IBM pays to Supplies Distributors a quarterly service fee as agreed to by both parties. Supplies Distributors has subcontracted with GMS to provide the sales force activities for an amount equal to the fees received by Supplies Distributors. The principal officer of GMS owned 46% of IFP, prior to PFSweb's purchase of IFP's interest in Holdings. As of December 31, 2002, the Company had no amounts due from IBM under the terms of the ASFS included in accounts receivable and approximately $1.7 million of unpaid service fees due to GMS.

10. INCOME TAXES

    Prior to the Spin-off, the Company's operations were included in consolidated income tax returns filed by Daisytek. The provision for income taxes reflected in the consolidated statements of operations and the deferred tax assets reflected in the consolidated balance sheets were prepared as computed on a separate return basis. Effective with the completion of the Spin-off, PFSweb ceased to be included in Daisytek's consolidated tax return.

    A reconciliation of the difference between the expected income tax expense at the U.S. federal statutory corporate tax rate of 34%, and the Company's effective tax rate is as follows (in thousands):

                                                                      NINE MONTHS
                                                       YEAR ENDED        ENDED         YEAR ENDED
                                                        MARCH 31,     DECEMBER 31,    DECEMBER 31,
                                                          2001           2001             2002
                                                      ------------    ------------    ------------
Income tax benefit computed at statutory rate .....   $     (3,649)   $       (267)   $     (3,844)
Impact of foreign taxation at different rate ......            (28)            (35)           (230)
Expenses not deductible for tax purposes ..........              9              54              30
Change in valuation reserve .......................          3,567             125           4,224
Other .............................................            126             (96)            (86)
                                                      ------------    ------------    ------------
       Provision (benefit) for income taxes .......   $         25    $       (219)   $         94
                                                      ============    ============    ============

    The consolidated income (loss) before income taxes, by domestic and foreign entities, is as follows (in thousands):

                                         NINE MONTHS
                          YEAR ENDED        ENDED          YEAR ENDED
                           MARCH 31,     DECEMBER 31,     DECEMBER 31,
                             2001            2001            2002
                         ------------    ------------    ------------
Domestic .............   $     (6,188)   $        988    $     (7,983)
Foreign ..............         (4,543)         (1,772)         (3,526)
                         ------------    ------------    ------------
          Total ......   $    (10,731)   $       (784)   $    (11,509)
                         ============    ============    ============

    Current and deferred income tax expense (benefit) is summarized as follows (in thousands):

                                                  NINE MONTHS
                                   YEAR ENDED        ENDED          YEAR ENDED
                                    MARCH 31,     DECEMBER 31,    DECEMBER 31,
                                      2001            2001            2002
                                  ------------    ------------    ------------
Current
  Domestic ....................   $         57    $        (68)   $         --
  State .......................             --              --              --
  Foreign .....................             77            (151)            148
                                  ------------    ------------    ------------
          Total current .......            134            (219)            148
Deferred
  Domestic ....................           (109)             --             (17)
  State .......................             --              --              --
  Foreign .....................             --              --             (37)
                                  ------------    ------------    ------------
     Total deferred ...........           (109)             --             (54)
                                  ------------    ------------    ------------
          Total ...............   $         25    $       (219)   $         94
                                  ============    ============    ============

                          PFSWEB, INC. AND SUBSIDIARIES

    The components of the deferred tax asset (liability) are as follows (in thousands):

                                          DECEMBER 31,    DECEMBER 31,
                                              2001            2002
                                          ------------    ------------
Deferred tax asset:
  Allowance for doubtful accounts .....   $         63    $        180
  Net operating loss carryforwards ....          5,411          10,127
  Other ...............................            127             345
                                          ------------    ------------
                                                 5,601          10,652
  Less -- Valuation reserve ...........          5,429          10,207
                                          ------------    ------------
          Total deferred tax asset ....            172             445
                                          ------------    ------------
Deferred tax liability:
  Property and equipment ..............           (360)           (540)
  Other ...............................             --            (111)
                                          ------------    ------------
          Total deferred liability ....           (360)           (651)
                                          ------------    ------------
Deferred tax liability, net ...........   $       (188)   $       (206)
                                          ============    ============

    Management believes a sufficient history of earnings has not been established by PFSweb, on a stand-alone basis, to support the more likely than not realization of deferred tax assets in excess of existing taxable temporary differences. A valuation allowance has been provided for the net deferred income tax asset as of December 31, 2001 and 2002. At December 31, 2002, net operating loss carryforwards relate to taxable losses of the Company's Europe subsidiary totaling approximately $9.8 million and the Company's U.S. subsidiary, totaling approximately $12.9 million that expire through 2018. Approximately $1.4 million of the valuation allowance recorded against deferred tax assets relates to tax benefits of stock option exercises and, if utilized, will be recorded against additional paid-in-capital upon utilization rather that as an adjustment to income tax expense from continuing operations.

11. COMMITMENTS AND CONTINGENCIES

    The Company leases facilities, warehouse, office, transportation and other equipment under operating leases expiring in various years through the year ended December 31, 2009. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced by other leases. Minimum future annual rental payments under non-cancelable operating leases having original terms in excess of one year are as follows (in thousands):

                Fiscal year ended December 31,
                2003...............................    $   5,968
                2004...............................        4,181
                2005...............................        2,795
                2006...............................        2,765
                2007...............................        1,481
                Thereafter.........................          976
                                                       ---------
                Total..............................    $  18,166
                                                       =========

    Total rental expense under operating leases, net of sublease rental income, approximated $7.7 million, $4.4 million and $5.8 million for the year ended March 31, 2001, the nine months ended December 31, 2001, and the year ended December 31, 2002, respectively.

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

     This transition occurred in response to NASDAQ Marketplace Rule 4450(a)(5), which requires a minimum bid price of $1.00 for continued listing on the NASDAQ National Market. The SmallCap Market also has a minimum bid price of $1.00 per share. However, as compared to the 90-day grace period provided by the NASDAQ National

                          PFSWEB, INC. AND SUBSIDIARIES

Market, the SmallCap Market currently has a longer minimum bid price grace period of 180 days from receipt of NASDAQ Delisting Notification (February 14, 2002 for the Company). This grace period extended us through August 13, 2002.

    Due to our compliance with the initial listing requirements for the NASDAQ SmallCap Market, on August 14, 2002 we were provided an additional 180 day grace period, or until February 10, 2003 to regain compliance. In March 2003, we were provided an additional 90 day grace period, or until May 12, 2003, to regain compliance. We can, however, provide no assurance as to our ability to maintain compliance with the core listing standards and our continued listing in the NASDAQ SmallCap Market. If we are unable to regain compliance with the minimum bid price requirement, our common stock would then be subject to a delisting determination from NASDAQ. Upon receipt of such determination, we plan to appeal the determination to the NASDAQ Listing Qualifications Panel. The appeal would postpone the delisting until the appeal is decided. The delisting of our common stock could have a material adverse effect on the market price of, and the efficiency of the trading market for, our common stock.

    The Company is involved in certain litigation arising in the ordinary course of business. Management believes that such litigation will be resolved without material effect on the Company's financial position or results of operations.

12. SEGMENT AND GEOGRAPHIC INFORMATION

    The Company is organized into two operating segments: PFS, is an international provider of integrated business process outsourcing solutions and operates as a service fee business; Supplies Distributors is a master distributor of primarily IBM products, and recognizes revenues and costs when product is shipped.

                                             YEAR        NINE MONTHS       YEAR
                                          ENDED OR AT    ENDED OR AT    ENDED OR AT
                                           MARCH 31,    DECEMBER 31,   DECEMBER 31,
                                              2001           2001          2002
                                         ------------   ------------   ------------
Revenues (in thousands):
  PFS ................................   $     50,355   $     28,053   $     37,617
  Supplies Distributors ..............             --             --         57,492
  Eliminations .......................             --             --         (1,792)
                                         ------------   ------------   ------------
                                         $     50,355   $     28,053   $     93,317
                                         ============   ============   ============
Long-lived assets (in thousands):
  PFS ................................   $     20,979   $     15,384   $     11,710
  Supplies Distributors ..............             --             --             35
                                         ------------   ------------   ------------
                                         $     20,979   $     15,384   $     11,745
                                         ============   ============   ============

    Geographic areas in which the Company operates include the United States, Europe (primarily Belgium), and Canada.

    The following is geographic information by area. Revenues are attributed based on the Company's domicile.

                                             YEAR       NINE MONTHS       YEAR
                                         ENDED OR AT    ENDED OR AT    ENDED OR AT
                                          MARCH 31,    DECEMBER 31,   DECEMBER 31,
                                            2001           2001           2002
                                        ------------   ------------   ------------
Revenues (in thousands):
  United States .....................   $     43,352   $     25,325   $     70,965
  Europe ............................          5,863          2,274         21,627
  Canada ............................          1,140            454          4,828
  Inter-segment Eliminations ........             --             --         (4,103)
                                        ------------   ------------   ------------
                                        $     50,355   $     28,053   $     93,317
                                        ============   ============   ============
Long-lived assets (in thousands):
  United States .....................   $     14,397   $     10,233   $      6,973
  Europe ............................          6,448          4,961          4,501
  Canada ............................            134            190            271
                                        ------------   ------------   ------------
                                        $     20,979   $     15,384   $     11,745
                                        ============   ============   ============

                          PFSWEB, INC. AND SUBSIDIARIES

13. EMPLOYEE SAVINGS PLAN

    The Company has a defined contribution employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all full-time and part-time U.S. employees are eligible to participate in the plan. The Company, at is discretion, may match employee contributions to the plan and also make an additional matching contribution in the form of profit sharing in recognition of the Company performance. During the year ended March 31, 2001, the Company matched 10% of employee contributions totaling approximately $41,000, and provided an additional discretionary match of approximately $38,000. During the nine months ended December 31, 2001, and the year ended December 31, 2002, the Company matched 10% of employee contributions totaling approximately $34,000 each period.

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    Unaudited quarterly results of operations for nine-month period ended December 31, 2001 and the year ended December 31, 2002 were as follows (amounts in thousands except per share data):

                                                             NINE-MONTH PERIOD ENDED
                                                                DECEMBER 31, 2001
                                                   --------------------------------------------
                                                     1ST QTR.         2ND QTR.       3RD QTR.
                                                   ------------    ------------    ------------

Total revenues .................................   $      9,517    $      9,289    $      9,247
Total cost of revenues .........................          6,162           5,128           6,292
Gross profit ...................................          3,355           4,161           2,955
Selling, general and administrative expenses ...          5,903           5,226           5,763
Other ..........................................         (4,280)           (500)           (361)
Income (loss) from operations ..................          1,732            (565)         (2,447)
Net income (loss) ..............................          1,903            (453)         (2,015)
Basic and diluted income (loss) per share ......           0.11           (0.03)          (0.11)

                                                                   YEAR ENDED DECEMBER 31, 2002
                                                    ------------------------------------------------------------
                                                      1ST QTR.        2ND QTR.        3RD QTR.        4TH QTR.
                                                    ------------    ------------    ------------    ------------
Total revenues ..................................   $      8,318    $     10,338    $      9,522    $     65,139
Total cost of revenues ..........................          5,304           6,451           5,797          59,451
Gross profit ....................................          3,014           3,887           3,725           5,688
Selling, general and administrative expenses ....          7,018           6,949           6,669           6,376
Severance and other termination costs ...........             --              --           1,248             (35)
Asset impairments ...............................             --              --             922              --
Loss from operations ............................         (4,004)         (3,062)         (5,114)           (653)
Net loss before extraordinary gain ..............         (3,227)         (2,408)         (4,694)         (1,274)
Extraordinary gain on purchase of 51% share of
   Supplies Distributors ........................             --              --              --             203
Net loss ........................................         (3,227)         (2,408)         (4,694)         (1,071)
Basic and diluted loss per share
   Loss before extraordinary item ...............          (0.18)          (0.13)          (0.26)          (0.07)
   Net loss .....................................          (0.18)          (0.13)          (0.26)          (0.06)

    The seasonality of the Company's business is dependent upon the seasonality of its clients' business and their sale of products. Management believes that with the Company's current client mix, the Company's service fee revenue business activity is expected to be at its lowest in the quarter ended March 31 and at its highest in the quarter ended June 30. The Company's product revenue business activity is expected to be at its highest in the quarter ended December 31.

15. SUBSEQUENT EVENTS

     On March 28, 2003, Priority Fulfillment Services, Inc. and Priority Fulfillment Services of Canada, Inc., (both wholly-owned subsidiaries of PFSweb and collectively the "Borrowers") entered into a two year Loan and Security Agreement with Comerica Bank ("Comerica") to provide financing for up to $7.5 million of eligible accounts receivable in the U.S. and Canada. Borrowings under the Comerica facility will accrue interest at prime rate plus 1%. The agreement contains cross default provisions, various restrictions upon the Borrowers' ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, make

                          PFSWEB, INC. AND SUBSIDIARIES
investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth, as defined, and a minimum liquidity ratio, as defined. The agreement restricts the amount of the Note to a maximum of $8.0 million. The agreement is secured by all of the assets of the Borrowers, as well as a guarantee of PFSweb.

                          INDEPENDENT AUDITORS' REPORT

To the Members of
Business Supplies Distributors Holdings, LLC:

We have audited the accompanying consolidated balance sheets of Business Supplies Distributors Holdings, LLC and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, members' capital and comprehensive income, and cash flows for the year ended December 31, 2002 and the period from July 3, 2001 (inception) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Business Supplies Distributors Holdings, LLC and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the year ended December 31, 2002 and the period from July 3, 2001 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                               KPMG LLP

Dallas, Texas
February 14, 2003, except for Note 6 as to which the date is March 28, 2003

          BUSINESS SUPPLIES DISTRIBUTORS HOLDINGS, LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    December 31,    December 31,
                                                                        2001            2002
                                                                    ------------    ------------
                            ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .....................................   $        578    $        715
  Restricted cash ...............................................             --             800
  Accounts receivable, net of allowance for doubtful
     accounts of $616 and $224, as of December 31, 2001
    and 2002, respectively ......................................         23,231          24,225
  Inventories, net ..............................................         32,847          43,022
  Inventories in-transit ........................................         10,544           3,269
  Other receivables .............................................         12,364           3,417
  Prepaid expenses and other current assets .....................            683           1,282
                                                                    ------------    ------------
          Total current assets ..................................         80,247          76,730
                                                                    ------------    ------------

OTHER ASSETS, net (including restricted cash of  $982 and
    $216 at December 31, 2001 and 2002, respectively) ...........          1,307             288
                                                                    ------------    ------------
          Total assets ..........................................   $     81,554    $     77,018
                                                                    ============    ============

               LIABILITIES AND MEMBERS' CAPITAL

CURRENT LIABILITIES:
  Current portion of long-term debt .............................   $         --    $     59,120
  Trade accounts payable ........................................          4,205           2,719
  Trade accounts payable -- related parties .....................          2,403           2,269
  Value added tax payable .......................................          1,424              --
  Marketing funds payable .......................................            493             880
  Accrued expenses ..............................................            717             720
  Income taxes payable ..........................................            409             176
  Other .........................................................             --             210
                                                                    ------------    ------------
          Total current liabilities .............................          9,651          66,094
                                                                    ------------    ------------

LONG-TERM DEBT, less current portion ............................         59,038              --
                                                                    ------------    ------------

NOTE PAYABLE TO RELATED PARTY ...................................         11,655           8,005
                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES

MEMBERS' CAPITAL:
  Capital contributions .........................................          1,000           1,000
  Retained earnings .............................................            401           1,293
  Accumulated other comprehensive income (loss) .................           (191)            626
                                                                    ------------    ------------
          Total members' capital ................................          1,210           2,919
                                                                    ------------    ------------
          Total liabilities and members' capital ................   $     81,554    $     77,018
                                                                    ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

          BUSINESS SUPPLIES DISTRIBUTORS HOLDINGS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                      July 3, 2001
                                                                       (Inception)
                                                                         through      Year Ended
                                                                      December 31,   December 31,
                                                                           2001           2002
                                                                      ------------   ------------

NET REVENUES ......................................................   $     73,052   $    221,145

COST OF GOODS SOLD ................................................         69,478        208,617
                                                                      ------------   ------------
  Gross profit ....................................................          3,574         12,528

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including related party expenses of $1,384 and $6,437, for the period ending
    December 31, 2001 and 2002, respectively) .....................          2,098          6,997
                                                                      ------------   ------------
Income from operations ............................................          1,476          5,531

INTEREST EXPENSE, net .............................................            803          3,110
                                                                      ------------   ------------
Income before income taxes ........................................            673          2,421

INCOME TAX EXPENSE ................................................            272            929
                                                                      ------------   ------------

NET INCOME ........................................................   $        401   $      1,492
                                                                      ============   ============

        The accompanying notes are an integral part of these consolidated financial statements.

          BUSINESS SUPPLIES DISTRIBUTORS HOLDINGS, LLC AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF MEMBERS' CAPITAL AND COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                             ACCUMULATED
                                                  MEMBERS'                      OTHER          TOTAL
                                                  CAPITAL       RETAINED    COMPREHENSIVE     MEMBERS'     COMPREHENSIVE
                                               CONTRIBUTIONS    EARNINGS    INCOME (LOSS)     CAPITAL      INCOME (LOSS)
                                               -------------    --------    -------------     -------      -------------
           Balance, at inception.........        $    --         $  --         $   --         $   --
             Net income..................             --           401             --            401          $  401
             Capital contributions.......          1,000            --             --          1,000              --
             Other comprehensive loss --
               foreign currency translation
               adjustment................             --            --           (191)          (191)           (191)
                                                 -------         -----         ------         ------          ------
             Comprehensive income........                                                                     $  210
                                                                                                              ------
           Balance, December 31, 2001....        $ 1,000         $ 401         $ (191)        $1,210
             Net income..................             --         1,492             --          1,492          $1,492
             Capital contributions.......             --            --             --             --              --
             Dividends...................             --          (600)            --           (600)             --
             Other comprehensive income --
               foreign currency translation
               adjustment................             --            --            817            817             817
                                                 -------         -----         ------         ------          ------
             Comprehensive income........                                                                     $2,309
                                                                                                              ======
           Balance, December 31, 2002....        $ 1,000         $1,293        $  626         $2,919
                                                 =======         ======        ======         ======

        The accompanying notes are an integral part of these consolidated financial statements.

          BUSINESS SUPPLIES DISTRIBUTORS HOLDINGS, LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                July 3, 2001
                                                                 (Inception)
                                                                   through       Year Ended
                                                                December 31,    December 31,
                                                                    2001            2002
                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ................................................   $        401    $      1,492
  Adjustments to reconcile net income to net cash used in
     operating activities:
     Amortization ...........................................             51             103
     Provision for doubtful accounts ........................            353            (243)
     Provision for inventory obsolescence ...................             13              79
     Deferred income taxes ..................................           (300)             61
     Changes in operating assets and liabilities, net of
      effect of acquisition:
       Accounts receivables .................................        (20,480)            376
       Inventories ..........................................        (30,154)           (398)
       Prepaid expenses and other current assets and other
       receivables ..........................................         (7,229)          9,136
       Accounts payable, accrued expenses and other current
         liabilities ........................................        (20,625)         (2,990)
                                                                ------------    ------------
          Net cash provided by (used in) operating activities        (77,970)          7,616
                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in acquisition of BSD Companies, net ........          7,555              --
                                                                ------------    ------------
          Net cash provided by investing activities .........          7,555              --
                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contributions .....................................          1,000              --
  Proceeds from (payments on) debt, net .....................         59,352          (3,059)
  Proceeds from (payments on) related party loan, net .......         11,655          (3,650)
  Dividends paid ............................................             --            (600)
  Restricted cash ...........................................           (982)             44
                                                                ------------    ------------
          Net cash provided by (used in) financing activities         71,025          (7,265)
                                                                ------------    ------------

EFFECT OF EXCHANGE RATES ON CASH ............................            (32)           (214)
                                                                ------------    ------------

NET INCREASE IN CASH ........................................            578             137

CASH AND CASH EQUIVALENTS, beginning of period ..............             --             578
                                                                ------------    ------------

CASH AND CASH EQUIVALENTS, end of period ....................   $        578    $        715
                                                                ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest ....................................   $        463    $      2,849
                                                                ============    ============
  Cash paid for taxes .......................................   $         --    $      1,298
                                                                ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

          BUSINESS SUPPLIES DISTRIBUTORS HOLDINGS, LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1. OVERVIEW AND BASIS OF PRESENTATION:

     PFSweb, Inc. ("PFSweb"), Daisytek International, Inc. ("Daisytek"), Business Supplies Distributors, Inc., (a Daisytek subsidiary -- "BSD"), and International Business Machines Corporation ("IBM") were parties to various Master Distributor Agreements that had various scheduled expiration dates through September 2001. Under these agreements, BSD and its affiliates Business Supplies Distributors Europe B.V. ("BSD Europe"), a Daisytek subsidiary, and BSD (Canada) Inc., a Daisytek subsidiary ("BSD Canada" and together with BSD and BSD Europe, the "BSD Companies"), acted as master distributors of various IBM and other products. Daisytek provided financing and credit support to the BSD Companies and PFSweb provided transaction management and fulfillment services to the BSD Companies. On June 8, 2001, Daisytek notified PFSweb and IBM that it did not intend to renew these agreements upon their scheduled expiration dates.

     On July 3, 2001, PFSweb and Inventory Financing Partners, LLC ("IFP") formed Business Supplies Distributors Holdings, LLC ("Holdings"), and Holdings formed a wholly-owned subsidiary, Supplies Distributors, Inc. ("Supplies Distributors"). Concurrently, Supplies Distributors formed its wholly-owned subsidiaries Supplies Distributors of Canada, Inc. ("SDC") and Supplies Distributors S.A. ("SDSA"), a Belgium corporation. Supplies Distributors, SDSA, PFSweb and IBM entered into new Master Distributor Agreements to replace the prior agreements. Under the new agreements, Supplies Distributors and SDSA act as master distributors of various IBM and other products and, pursuant to a transaction management services agreement between PFSweb and Supplies Distributors, PFSweb provides transaction management and fulfillment services to Supplies Distributors. On September 26, 2001, Supplies Distributors purchased all of the stock of the BSD Companies for a purchase price of $923,000 and incurred $140,000 of acquisition costs. In conjunction with the purchase, BSD and Supplies Distributors were merged with Supplies Distributors being the surviving corporation. Effective December 31, 2001, BSD Canada and SDC were amalgamated, with SDC being the surviving corporation.

     PFSweb made an equity investment of $0.75 million in Holdings for a 49% voting interest, and IFP made an equity investment of $0.25 million in Holdings for a 51% voting interest (see Note 5). Effective October 1, 2002, PFSweb purchased the remaining 51% interest in Holdings from IFP for $0.3 million. The consolidated financial statements presented herein do not reflect any purchase price adjustments related to the acquisition of the Holdings by PFSweb.

     All references to the "Company" include Holdings and Supplies Distributors and its subsidiaries.

     The Company, through its subsidiaries, is primarily a master distributor of various IBM products. Supplies Distributors and SDSA have obtained certain financing (see Notes 6 and 7) that allows them to fund the working capital requirements for the sale of IBM products. Pursuant to the transaction management services agreement between PFSweb and Supplies Distributors, PFSweb provides to Supplies Distributors, SDC and SDSA such services as managed web hosting and maintenance, procurement support, web-enabled customer contact center services, customer relationship management, financial services including billing and collection services, information management, selected financial services and international distribution services. Additionally, IBM and Holdings have outsourced the product demand generation to Global Marketing Services, Inc. ("GMS"). The Company, via its arrangements with GMS and PFSweb, sells its products in the United States, Canada and Europe.

     All of the agreements between PFSweb and the Company were made in the context of a related party relationship and were negotiated in the overall context of PFSweb's and the Company's prior arrangement with IBM. Although management generally believes that the terms of these agreements are consistent with fair market values, there can be no assurance that the prices charged to or by each company under these arrangements are not higher or lower than the prices that may be charged by, or to, unaffiliated third parties for similar services.

     Certain prior period data has been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income or members' capital.

          BUSINESS SUPPLIES DISTRIBUTORS HOLDINGS, LLC AND SUBSIDIARIES

     2. SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes, primarily related to the collectibility of accounts receivable and the recoverability of inventory. Actual results could differ from those estimates.

     REVENUE AND COST RECOGNITION

     The Company recognizes revenue upon shipment of product to customers. The Company permits its customers to return defective products (that the Company then returns to the manufacturer) and incorrect shipments for credit against other purchases and provides for estimated returns and allowances. The Company offers terms to its customers that it believes are standard for its industry.

     The Company records trade accounts receivables, pursuant to methods described above, when collectibility is reasonably assured. Collectibility is evaluated on an individual customer basis taking into consideration historical payment trends, current financial position, results of independent credit evaluations and payment terms.

     Freight costs billed to customers are reflected as components of net revenues. Freight costs incurred by the Company are recorded as a component of cost of goods sold. The Company records its costs as they are incurred by the Company or its service providers.

     Under the Master Distributor Agreements (see Note 4), the Company bills IBM for reimbursements of certain expenses, including: pass through customer marketing programs; certain freight costs; direct costs incurred in passing on any price decreases offered by IBM to Supplies Distributors customers to cover price protection and certain special bids; the cost of products provided to replace defective product returned by customers; and certain other expenses as defined. The Company records a receivable for these reimbursable amounts as they are incurred. The Company reflects pass through customer marketing programs as a reduction of both product revenue and cost of product revenue.

     CONCENTRATION OF BUSINESS AND CREDIT RISK

     In conjunction with the Company's financing, PFSweb provided certain collateralized guarantees on behalf of the Company. Supplies Distributors' ability to obtain financing on similar terms would be significantly impacted without these guarantees. Additionally, since Holdings has limited personnel and physical resources, its ability to conduct business could be materially impacted by contract terminations by either PFSweb or GMS.

     The Company's revenue was primarily generated by sales of product purchased under master distributor agreements with one supplier. Sales to two customers accounted for approximately 14% and 11% of the Company's total revenues for the period from July 3, 2001 (inception) through December 31, 2001. No other client accounted for 10% or more of the Company's revenue for the period ended July 3, 2001 (inception) through December 31, 2001. As of December 31, 2001, two customers accounted for over 37% of trade accounts receivable on an aggregate basis. Sales to two customers accounted for approximately 12% and 10% of the Company's total revenues for the year ended December 31, 2002. No other client accounted for 10% or more of the Company's revenue for the year ended December 31, 2002. As of December 31, 2002, three customers accounted for over 42% of trade accounts receivable on an aggregate basis.

          BUSINESS SUPPLIES DISTRIBUTORS HOLDINGS, LLC AND SUBSIDIARIES

     CASH AND CASH EQUIVALENTS

     Cash equivalents are defined as short-term highly liquid investments with original maturities of three months or less.

     RESTRICTED CASH

     Restricted cash includes the following items (in thousands):

                                            DECEMBER 31,   DECEMBER 31,
                                                2001           2002
                                            ------------   ------------
Current:
  Value Added Tax collateral deposit ....   $         --   $        800
Long term:
  Customer remittances ..................            982            216
                                            ------------   ------------
     Total restricted cash ..............   $        982   $      1,016
                                            ============   ============

     In conjunction with certain of its financing agreements, Supplies Distributors has entered into agreements with its banks and the lenders whereby a security interest was granted to the lender for all customer remittances received in specified bank accounts (see Note 6). At December 31, 2001 and 2002, these bank accounts held $1.0 and $0.2 million, respectively, which was restricted for payment to the lenders against the outstanding long-term debt and is reflected as a component of other assets.

     To facilitate Value Added Tax ("VAT") processing on its inventory transactions, BSD Europe provided a bank guarantee to the Belgium government. To secure the guarantee, the bank required BSD Europe to maintain cash balances as collateral for the guarantee. The Company's maximum exposure under this guarantee was $0.8 million at December 31, 2002. The Company expects this collateral to be released in 2003.

INVENTORIES

    Inventories (merchandise, held for resale, all of which are finished goods) are stated at the lower of weighted average cost or market. The Company assumes responsibility for slow-moving inventory under the Master Distributor Agreements (see Note 4). The Company reviews inventory for impairment on a periodic basis, but at a minimum, annually. Recoverability of the inventory on hand is measured by comparison of the carrying value of the inventory to the fair value of the inventory. As of December 31, 2001 and 2002, the Company's allowance for slow-moving inventory was approximately $0.01 million and $0.1 million, respectively. The Company is able to return product rendered obsolete by IBM engineering changes after customer demand for the product ceases. In the event the Company, PFSweb and IBM do not renew the Master Distributor Agreements, the parties shall mutually agree on a plan of disposition of Supplies Distributors' then existing inventory.

INVENTORIES IN-TRANSIT

    Inventories in-transit represents merchandise that has not been received by the Company but that has been shipped and invoiced by the Company's vendors. The corresponding payable for inventories in-transit is included in debt in the accompanying consolidated financial statements.

OTHER RECEIVABLES

    Other receivables include the following items (in thousands):

                               DECEMBER 31,   DECEMBER 31,
                                    2001           2002
                               ------------   ------------
VAT ........................   $      7,080   $         99
Amounts due from IBM .......          5,284          3,318
                               ------------   ------------
     Other receivables .....   $     12,364   $      3,417
                               ============   ============

          BUSINESS SUPPLIES DISTRIBUTORS HOLDINGS, LLC AND SUBSIDIARIES

    VAT represents amounts due from European governments for refundable VAT payments made in the ordinary course of business. The amounts due from IBM represent billings under the Master Distributor Agreements (see Note 4).

OTHER ASSETS

    Other assets includes restricted cash (see "Restricted Cash") and an identifiable intangible asset of $0.3 million and $0.1 million as of December 31, 2001 and 2002, respectively. The identifiable intangible asset represents the value attributable to the Master Distributor Agreements and is being amortized on a straight-line basis over the length of the Master Distributor Agreements. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the remaining balance over its remaining life can be recovered through undiscounted future operating cash flows of the associated contracts.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

    For the Company's Canadian and European operations, the local currency is the functional currency. All assets and liabilities are translated at exchange rates in effect at the end of the period, and income and expense items are translated at the average exchange rates for the period.

    Historically, the Company deemed intercompany transactions with its foreign subsidiaries as long-term investments and part of its net investment. Accordingly, the Company recorded currency gains or losses on these intercompany transactions in other comprehensive income (loss). Effective September 30, 2002, due to changes in the operations of the subsidiaries whereby the Company no longer believes certain of these transactions to be long-term in nature, the Company will include certain future intercompany currency gains and losses in the determination of net income. Intercompany transaction gains and losses included in the determination of net income for the year ended December 31, 2002 were $0.1 million. The Company will continue to report gains or losses on intercompany foreign currency transactions that are of a long-term investment nature as a separate component of members' capital.

INCOME TAXES

    Although Holdings is an LLC, it historically elected to be taxed, for federal income tax purposes, as a C corporation. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Beginning October 1, 2002, the Company's domestic operations will be included in the U.S. federal income tax return filed by PFSweb.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value of financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and debt, approximate their fair values based on short terms to maturity or current market prices and rates.

COMPREHENSIVE INCOME

    Comprehensive income represents the change in members' capital available for distribution to the partners pursuant to the Operating Agreements (see Note 5). Comprehensive income consists of net income and foreign currency translation adjustments.

          BUSINESS SUPPLIES DISTRIBUTORS HOLDINGS, LLC AND SUBSIDIARIES

RECENTLY ISSUED ACCOUNTING PRINCIPLES

    In 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS 142 requires that ratable amortization of goodwill be replaced with annual fair-value based tests of the goodwill's impairment, and that intangible assets other than goodwill be amortized over their useful lives. Additionally, under the provision of the new accounting standard, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. SFAS 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The adoption of SFAS 141 did not have a material impact on the Company's financial statements and related disclosures. The provisions of SFAS 142 was effective for fiscal years beginning after December 15, 2001. The Company's adoption of SFAS 142 on January 1, 2002 did not have a material impact on its consolidated financial statements and related disclosures.

    On January 1, 2002, the Company adopted the provisions of EITF D-103 "Income Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred." The Company's billings for certain reimbursable expenses, such as customer marketing programs, are deducted from cost of goods sold under the EITF. Prior period amounts reclassified as a result of the adoption of the EITF were not material to the Company's consolidated financial statements.

    In January 2003, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN No. 45 requires a company to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. The measurement provisions of this statement apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure provisions of the statement apply to financial statements for periods ending after December 15, 2002. The Company adopted the disclosure provisions of the statement as of December 31, 2002 and will adopt the measurement provisions of this statement in the first quarter of 2003. The Company does not expect the adoption to have a material effect on the financial statements when adopted.

    In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003. The Company will adopt the provisions of FIN No. 46 in the first quarter of 2003 and does not expect the adoption of the statement to have a material effect on the financial statements.

    The FASB Emerging Issues Task Force issued EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," to address certain revenue recognition issues. The guidance provided from EITF 00-21 addresses both the timing and classification in accounting for different earnings processes. The Company does not expect that the adoption of EITF 00-21 will have a material impact on our consolidated financial condition or operations.

          BUSINESS SUPPLIES DISTRIBUTORS HOLDINGS, LLC AND SUBSIDIARIES

3. ACQUISITION OF THE BSD COMPANIES:

     The following table summarizes the fair value of the assets acquired and liabilities assumed as of September 26, 2001, the acquisition date of the BSD Companies (unaudited, in thousands):

Cash ....................................................   $      8,529
Accounts receivable, net ................................          3,271
Receivable from Daisytek ................................          5,715
Receivable from Supplies Distributors ...................          5,877
Other receivables .......................................          6,022
Inventories, net ........................................         13,547
Other assets -- identifiable intangible (see Note 2) ....            243
                                                            ------------
Total assets acquired ...................................         43,204
                                                            ------------
Trade accounts payable ..................................         40,557
Accrued expenses ........................................          1,527
Other current liabilities ...............................             57
                                                            ------------
Total liabilities assumed ...............................         42,141
                                                            ------------
Net assets acquired .....................................   $      1,063
                                                            ============

    The receivable from Daisytek was repaid concurrently with the acquisition. The results of the BSD Companies' operations have been included in the consolidated financial statements since the acquisition date. The purchase price adjustment was finalized during the year ended December 31, 2002 for additional acquisition expenses and certain adjustments to other receivables and payables resulting in a decrease to the identifiable intangible of $0.1 million. For the period from inception through December 31, 2001, and the year ended December 31, 2002, the Company recorded approximately $0.1 million each period of amortization expense associated with the identifiable intangible.

    Pro forma revenues and pro forma income from operations for the period from inception through December 31, 2001, assuming the transaction had occurred on July 3, 2001, would have been $90.6 million and $2.1 million, respectively. Because of the negative impact to revenue as a result of the transition of the master distributor agreements from Daisytek to the Company, the pro forma adjustments to the operating results of the business may not be indicative of future results.

4. MASTER DISTRIBUTOR AGREEMENTS:

    In August 2001, Supplies Distributors, SDSA, PFSweb and IBM entered into Master Distributor Agreements whereby Supplies Distributors and SDSA act as master distributors of various IBM products and PFSweb provides transaction management and fulfillment services to Supplies Distributors. The Master Distributor Agreements expire in March 2004 and can be extended for additional one-year terms upon mutual agreement by all parties. Under the Master Distributor Agreements, IBM reimburses the Company for certain freight costs, direct costs incurred in passing on any price decreases offered by IBM to the Company's customers to cover price protection and certain special bids, the cost of products provided to replace defective product returned by customers and other certain expenses as defined. The Company can return to IBM product rendered obsolete by IBM engineering changes after customer demand ends. IBM determines when a product is obsolete. IBM, Supplies Distributors and SDSA also have verbal agreements under which IBM reimburses or collects from Supplies Distributors or SDSA amounts calculated in certain inventory cost adjustments and amounts applicable to certain favorable or unfavorable gross margin performance versus targeted objectives.

    Supplies Distributors, SDC and SDSA pass through to customers marketing programs specified by IBM and administer, along with GMS, such programs according to IBM guidelines.

5. MEMBERS' CAPITAL:

    PFSweb made an equity investment of $0.75 million in Holdings for a 49% voting interest, and IFP made an equity investment of $0.25 million in Holdings for a 51% voting interest. Certain officers and directors of PFSweb owned, individually, a 9.8% non-voting interest, and, collectively, a 49% non-voting interest, in IFP. The contributions do not accrue interest. No member, solely by reason of being a member, has any obligation to make

          BUSINESS SUPPLIES DISTRIBUTORS HOLDINGS, LLC AND SUBSIDIARIES any additional capital contribution or loan to Holdings or guaranty any indebtedness or obligation of Holdings. Effective October 1, 2002, PFSweb purchased the remaining 51% interest in Holdings from IFP for $0.3 million.

    Prior to October 1, 2002, Holdings' comprehensive income was allocated and distributed to the members pursuant to the terms of its operating agreement, which expires on December 31, 2050. Pursuant to the operating agreement, Holdings allocated its earning and distributed its cash flow, as defined, in the following order of priority:

  o to IFP until it had received a one-time amount equal to its capital contribution of $0.25 million;

  o to IFP until it had received an amount equal to a 35% cumulative annual return on its capital contribution;

  o to PFSweb until it had received a one-time amount equal to its capital contribution of $0.75 million;

  o to PFSweb until it had received an amount equal to a 35% cumulative annual return on its capital contribution; and

  o to PFSweb and IFP, pro rata, in accordance with their respective capital accounts.

     In May 2002, the Company paid a $0.2 million dividend to IFP. In December 2002, the Company paid a $0.4 million dividend to PFSweb. Pursuant to the terms of its amended credit agreements, Holdings is currently restricted from paying annual cash dividends without the prior approval of its lenders (see Note 6). Notwithstanding the foregoing, no distribution could be made if, after giving effect thereto, the net worth of Holdings would be less than $1.0 million. As a result of PFSweb's ownership of 100% of Holdings following PFSweb's purchase of the remaining 51% ownership interest from IFP, future earnings and dividends will be allocated 100% to PFSweb.

    Following the earnings allocation priority, the members' capital accounts were as follows (in thousands):

                                DECEMBER 31,   DECEMBER 31,
                                    2001           2002
                                ------------   ------------

PFSweb ......................   $        750   $      2,919
IFP .........................            460             --
                                ------------   ------------
Total members' capital ......   $      1,210   $      2,919
                                ============   ============

6.  DEBT:

    Debt consists of the following (in thousands):

                                                            DECEMBER 31,     DECEMBER 31,
                                                                2001             2002
                                                           --------------   --------------
Inventory and working capital financing agreement:
     United States .....................................   $       39,292   $       28,147
     Europe ............................................           19,746           15,219
Loan and security agreement, United  States ............               --           12,552
Factoring agreement, Europe ............................               --            3,202
                                                           --------------   --------------
     Total .............................................           59,038           59,120
Less current portion of long-term debt .................               --           59,120
                                                           --------------   --------------
     Long-term debt, less current portion ..............   $       59,038   $           --
                                                           ==============   ==============

INVENTORY AND WORKING CAPITAL FINANCING AGREEMENT, UNITED STATES

    On September 27, 2001, Supplies Distributors entered into a short-term credit facility with IBM Credit Corporation ("IBM Credit"), to finance its distribution of IBM products in the United States. At inception, the facility provided for a $40 million credit line and expired on January 25, 2002. Prior to expiration, the credit line was increased to $45 million and extended through March 25, 2002. Availability under the credit facility was subject to certain borrowing base limitations, including eligible receivables and inventory, as defined. Supplies Distributors entered into a Blocked Account Agreement with its bank and IBM Credit whereby a security interest was granted to IBM Credit for all customer remittances received in specified bank accounts. At December 31, 2001, these bank accounts held $1.0 million, which was restricted for payment to IBM Credit. Borrowings under the credit facility accrued interest, after a defined free financing period, at prime rate plus 1%, which was 6.0% as of December 31, 2001. The facility accrued a quarterly commitment fee of 0.375% on the unused portion of the commitment, and a monthly service fee.

          BUSINESS SUPPLIES DISTRIBUTORS HOLDINGS, LLC AND SUBSIDIARIES

    On March 29, 2002, Supplies Distributors entered into an amended credit facility with IBM Credit that was subsequently amended. The asset based credit facility provides financing for purchasing IBM inventory and certain other receivables up to $30.5 million through its expiration on March 29, 2003. The credit facility contains cross default provisions, various restrictions upon the ability of Holdings and Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends; as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, PFSweb is required to maintain a minimum subordinated receivable balance from Supplies Distributors of $8.0 million and a minimum shareholders' equity, as modified, of $20.0 million as of December 31, 2002 and $18.0 million thereafter. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 1%, which was 5.25% as of December 31, 2002. The facility accrues a quarterly commitment fee of 0.375% on the unused portion of the commitment and a monthly service fee.

    On March 28, 2003, Supplies Distributors entered into an amended credit facility with IBM Credit LLC, formerly IBM Credit Corporation. The amendment extends the termination date through March 29, 2004, reduces the maximum financing amount to $27.5 million, restricts Holdings' ability to declare and pay a dividend without the prior approval of IBM Credit and modifies certain financial covenants. The Company has classified the outstanding amount under this facility as current at December 31, 2002.

INVENTORY AND WORKING CAPITAL FINANCING AGREEMENT, EUROPE

    On September 27, 2001, SDSA and BSD Europe entered into a short-term credit facility with IBM Belgium Financial Services S.A. ("IBM Belgium") to finance its distribution of IBM products in Europe. At inception, the facility provided for a 20 million euro credit line (approximately $21.0 million) and expired on January 25, 2002. Prior to expiration, the credit line was increased to 27 million euros (approximately $28.3 million) and extended through March 25, 2002. Availability under the credit facility was subject to certain borrowing base limitations, including eligible receivables and inventory, as defined. SDSA entered into a Blocked Account Agreement with its bank and IBM Belgium whereby a security interest was granted to IBM Belgium for all customer remittances received in specified bank accounts. Borrowings under the credit facility accrued interest, after a defined free financing period, at euribor plus 4%, which was 7.43% as of December 31, 2001. SDSA paid a monthly service fee on the commitment.

    On March 29, 2002, SDSA and BSD Europe entered into an amended credit facility with IBM Belgium that was subsequently amended. The asset based credit facility with IBM Belgium provides up to 19 million Euros (approximately $19.9 million) in financing for purchasing IBM inventory and certain other receivables. The IBM Belgium facility remains in force until not less than 60 days written notice by any party, but no sooner than March 29, 2003. The credit facility contains cross default provisions, various restrictions upon the ability of the Company to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends; as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by all of the assets of SDSA and BSD Europe, as well as collateralized guaranties of Holdings, Supplies Distributors and PFSweb. Additionally, PFSweb is required to maintain a minimum subordinated receivable balance from the Company of $8.0 million and a minimum shareholders' equity, as modified, of $20.0 million as of December 31, 2002 and $18.0 million thereafter. Borrowings under the credit facility accrue interest, after a defined free financing period, at euribor plus 4%, which was 6.93% as of December 31, 2002. SDSA paid a monthly service fee on the commitment.

    On March 28, 2003, SDSA entered into an amended credit facility with IBM Belgium. The amendment extends the termination date through March 29, 2004, reduces the maximum financing amount to 12.5 million Euros (approximately $13.1 million), restricts SDSA's ability to declare and pay a dividend without the prior approval of IBM Belgium and modifies certain financial covenants. The Company has classified the outstanding amount under this facility as current at December 31, 2002.

          BUSINESS SUPPLIES DISTRIBUTORS HOLDINGS, LLC AND SUBSIDIARIES

LOAN AND SECURITY AGREEMENT

    On March 29, 2002, Supplies Distributors entered into a loan and security agreement with Congress Financial Corporation (Southwest) ("Congress") to provide financing for up to $25 million of eligible accounts receivables in the U.S. and Canada. The Congress facility expires on the earlier of three years or the date on which the parties to the IBM Master Distributor Agreement shall no longer operate under the terms of such agreement and/or IBM no longer supplies products pursuant to such agreement (see Note 4). Borrowings under the Congress facility accrue interest at prime rate plus 0.25% (4.5% at December 31, 2002) or Eurodollar rate plus 3.0% or on an adjusted basis as defined. This agreement contains cross default provisions, various restrictions upon the ability of the Company to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, PFSweb is required to maintain a subordinated loan to the Company of no less than $6.5 million and restricted cash of less than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors and SDC entered into Blocked Account Agreements with their banks and Congress whereby a security interest was granted to Congress for all customer remittances received in specified bank accounts. At December 31, 2002, these bank accounts held $0.2 million, which was restricted for payment to Congress. The Company has classified the outstanding amount under this facility as current at December 31, 2002.

FACTORING AGREEMENT

    On March 29, 2002, SDSA entered into a two year factoring agreement with Fortis Commercial Finance N.V. ("Fortis") to provide factoring for up to 7.5 million euros (approximately $7.9 million) (originally 10 million euros, amended in October 2002) of eligible accounts receivables. Borrowings under this agreement can be either cash advances or straight loans, as defined. Cash advances accrue interest at 8.5%, or on an adjusted basis as defined, and straight loans accrue interest at Euribor plus 1.4% for the agreement's first year (4.45% as of December 31, 2002) and Euribor plus 1.3% for the agreement's second year. This agreement contains various restrictions upon the ability of SDSA to, among other things, merge, consolidate, incur indebtedness, as well as financial covenants, such as minimum net worth. This agreement is secured by a guarantee of Supplies Distributors, up to a maximum of 200,000 euros. The Company has classified the outstanding amount under this facility as current at December 31, 2002.

DEBT COVENANTS AND GUARANTEES

    PFSweb has provided collateralized guarantees to secure the repayment of certain of the Company's credit facilities. As of December 31, 2002 the outstanding balance of the credit facilities guaranteed by PFSweb was approximately $56.1 million. These guarantees expire concurrently with the expiration of the underlying credit agreements. To the extent the Company and PFSweb fail to comply with its covenants, including its monthly financial covenant requirements, and the lenders accelerate the repayment of the credit facility obligations, the Company would be required to repay all amounts outstanding thereunder which would have a material adverse impact on the Company's financial condition. In such event, PFSweb would be obligated to perform under those guarantees and repay, to the extent Supplies Distributors was unable to, Supplies Distributors' credit facility obligations. Any requirement to perform under PFSweb's guarantees would have a material adverse impact on PFSweb's financial condition and results of operations and no assurance can be given that PFSweb will have the financial ability to repay all of such guaranteed obligations. At December 31, 2002, the Company and PFSweb were in compliance with all of the Company's debt covenants. Furthermore, PFSweb is obligated to repay any over-advance made to Supplies Distributors by its lenders, in the event Supplies Distributors is unable to do so. An over-advance would arise in the event borrowings exceeded the maximum amount available under the eligible borrowing base, as defined.

    PFSweb has also provided a guarantee of the obligations of Supplies Distributors and SDSA to IBM, excluding the trade payables that are financed by IBM credit.

          BUSINESS SUPPLIES DISTRIBUTORS HOLDINGS, LLC AND SUBSIDIARIES

7. TRANSACTIONS WITH RELATED PARTIES:

    In August 2001, the Company entered into an Agreement for Sales Forces Services ("ASFS") with IBM, whereby the Company is to actively generate demand for and promote brand loyalty for IBM products. The ASFS expires on the earlier of December 31, 2003 or the termination of the Master Distributor Agreements. The ASFS automatically renews for successive one-year periods unless either party provides prior written notice. Pursuant to the ASFS, IBM pays to Supplies Distributors a quarterly service fee as agreed to by both parties. Supplies Distributors has subcontracted with GMS to provide the sales force activities for an amount equal to the fees received by the Company. The principal officer of GMS owned 46% of IFP, prior to its sale to PFSweb (see Note 5). As of December 31, 2002 and 2001, the Company had zero and $1.1 million, respectively, due from IBM under the terms of the ASFS included in accounts receivable and approximately $1.7 million and $1.5 million, respectively, of unpaid service fees due to GMS.

    In August 2001, PFSweb and the Company entered into Transaction Management Services Agreements ("TMSA") whereby PFSweb provides transaction management and fulfillment services to the Company. Under terms of the TMSA, PFSweb is required to conduct its services within certain performance levels, as defined, and is liable to indemnify Supplies Distributors for inventory losses, as defined. The TMSA has terms corresponding with the Master Distributor Agreements among Supplies Distributors, SDSA, PFSweb, and IBM, whereby Supplies Distributors and SDSA act as master distributors of various IBM products. The Master Distributor Agreements expire in March 2004 and can be extended for additional one year terms upon mutual agreement by all parties (see Note 4).

    Under the terms of the TMSA, PFSweb charges the Company for its services based on a percentage of Supplies Distributors' shipped revenue. Percentages vary by geographic location and by the amount of shipped revenue. Dependent on changes in the type and levels of transactions, percentages charged by PFSweb can be amended by mutual consent of PFSweb and Supplies Distributors. Pursuant to the TMSA, the Company incurred service expenses, reported as selling, general and administrative expenses in the accompanying consolidated financial statement, of approximately $6.4 million and $1.4 million to PFSweb for the year ended December 31, 2002 and the period from July 3, 2001 (inception) to December 31, 2001, respectively. As of December 31, 2002 and 2001, the Company owes PFSweb $0.6 million and $0.9 million, respectively.

    In September 2001, the Company issued a Subordinated Demand Note (the "Note") to PFSweb in exchange for proceeds of $8.8 million. As of December 31, 2002 and 2001, the Note had an outstanding balance of $8.0 million and $11.7 million, respectively, which is classified as note payable to affiliate. The Note cannot be increased or decreased without the prior approval of the Company's and PFSweb's lenders (see Note 6). The Note accrues interest at a fluctuating rate per annum equal to PFSweb's cost of funds as determined by PFSweb, approximately 10% as of December 31, 2002 and 2001. During the year ended December 31, 2002 and the period from July 3, 2001 (inception) through December 31, 2001, the Company recorded $1.0 million and $0.3 million, respectively, of interest associated with the amount due to PFSweb.

    PFSweb issued 12,500 and 21,000 stock options to the Company's President in December 2001 and January 2002, respectively. These options were immediately vested and have an exercise price of $0.91 and $0.84, respectively.

8. INCOME TAXES:

    The Company has elected to be taxed as a C corporation for U.S. tax reporting. Beginning October 1, 2002, the Company's domestic operations will be included in the domestic income tax return filed by PFSweb. A reconciliation of the difference between the expected income tax expense at the U.S. federal statutory corporate tax rate of 34%, and the Company's effective tax rate, is as follows (in thousands):

          BUSINESS SUPPLIES DISTRIBUTORS HOLDINGS, LLC AND SUBSIDIARIES

                                                      JULY 3, 2001
                                                       (INCEPTION)
                                                        THROUGH       YEAR ENDED
                                                      DECEMBER 31,   DECEMBER 31,
                                                          2001           2002
                                                      ------------   ------------
Income tax expense computed at statutory rate .....   $        228   $        823
Impact of foreign taxation at different rate ......             27             87
Expenses not deductible for tax purposes ..........             17             36
Other .............................................             --            (17)
                                                      ------------   ------------
  Provision for income taxes ......................   $        272   $        929
                                                      ============   ============

    The consolidated income before income taxes, by domestic and foreign entities, is as follows (in thousands):

                           JULY 3, 2001
                           (INCEPTION)
                             THROUGH       YEAR ENDED
                           DECEMBER 31,   DECEMBER 31,
                               2001           2002
                           ------------   ------------
Domestic ...............   $        243   $      1,129
Foreign ................            430          1,292
                           ------------   ------------
  Total ................   $        673   $      2,421
                           ============   ============

    Current and deferred income tax expense is summarized as follows (in thousands):

                                           JULY 3, 2001
                                           (INCEPTION)
                                             THROUGH        YEAR ENDED
                                           DECEMBER 31,    DECEMBER 31,
                                               2001            2002
                                           ------------    ------------
Current
  Domestic .............................   $        156    $        295
  Foreign ..............................            416             573
                                           ------------    ------------
          Total current ................            572             868
                                           ------------    ------------
Deferred
  Domestic .............................            (55)            125
  Foreign ..............................           (245)            (64)
                                           ------------    ------------
          Total deferred ...............           (300)             61
                                           ------------    ------------
          Total ........................   $        272    $        929
                                           ============    ============

    The components of the deferred tax asset (liability) are as follows (in thousands):

                                            JULY 3, 2001
                                             (INCEPTION)
                                               THROUGH       YEAR ENDED
                                            DECEMBER 31,    DECEMBER 31,
                                                2001            2002
                                            ------------    ------------
Deferred tax asset:
  Allowance for doubtful accounts .......   $        300    $        117
  Other .................................             31              92
                                            ------------    ------------
          Total deferred tax asset ......            331             209
                                            ------------    ------------
Deferred tax liability:
          Total deferred liability ......            (89)            (96)
                                            ------------    ------------
Deferred tax asset, net .................   $        242    $        113
                                            ============    ============

9. SEGMENT AND GEOGRAPHIC INFORMATION:

     The Company is organized as a single operating segment, which is international distribution of computer supplies. Geographic areas in which the Company operates include the United States, Europe (primarily Belgium), and Canada.

     The following is geographic information by area. Revenues are attributed based on the Company's domicile (in thousands):

          BUSINESS SUPPLIES DISTRIBUTORS HOLDINGS, LLC AND SUBSIDIARIES

                                    JULY 3, 2001
                                     (INCEPTION)
                                       THROUGH        YEAR ENDED
                                    DECEMBER 31,    DECEMBER 31,
                                        2001            2002
                                    ------------    ------------
Revenues:
  United States .................   $     51,152    $    153,700
  Europe ........................         41,649          76,260
  Canada ........................          4,073          10,452
  Inter-segment eliminations ....        (23,822)        (19,267)
                                    ------------    ------------
                                    $     73,052    $    221,145
                                    ============    ============

    The eliminations amount for the period July 3, 2001 (inception) through December 31, 2001 above primarily relates to intercompany sales in Europe from BSD Europe to SDSA. The eliminations for the year ended December 31, 2002 primarily relate to intercompany sales from Supplies Distributors to SDC, from SDSA to Supplies Distributors and in Europe from BSD Europe to SDSA.

    The Company has $0.3 million and $0.1 million as of December 31, 2001 and 2002, respectively, of long-lived assets in the United States associated with the acquisition of the BSD companies.

10. COMMITMENTS AND CONTINGENCIES

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Reference is made to the information to be set forth in the section entitled "Election of Directors" in the definitive proxy statement involving the election of directors in connection with the Annual Meeting of Stockholders of the Company to be held in June 2003 (the "Proxy Statement"), which section is incorporated herein by reference. The Proxy Statement (or an amendment to this Form 10-K containing the relevant information) will be filed with the Securities and Exchange Commission not later than 120 days after the last day of the Company's fiscal year ended December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION

    Information required by Part III, Item 11, will be included in the section entitled "Election of Directors" of the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held in June 2003, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by Part III, Item 12, will be included in the Sections entitled "Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" of the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held in June 2003, and is incorporated herein by reference.

    The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2002:

                                                NUMBER OF        WEIGHTED-
                                              SECURITIES TO       AVERAGE            NUMBER OF
                                              BE ISSUED UPON      EXERCISE          SECURITIES
                                               EXERCISE OF        PRICE OF          REMAINING
                                               OUTSTANDING      OUTSTANDING        AVAILABLE FOR
             PLAN CATEGORY(1)                    OPTIONS          OPTIONS         FUTURE ISSUANCE
             ----------------                ---------------   ----------------  ----------------

Equity compensation plans approved by
    security holders.........................   3,605,669          $   1.12           2,429,331
Equity compensation plans not approved by
    security holders.........................   1,184,807          $   1.05                   -
                                                ---------                            ----------
     Total...................................   4,790,476          $   1.11           2,429,331
                                                =========                             =========

(1) See Note 4 to the Consolidated Financial Statements for more detailed information regarding the registrant's equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

    Information regarding certain of the Company's relationships and related transactions will be included in the section entitled "Certain Relationship and Related Transactions" of the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held in June 2003, and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

    1. Financial Statements

       PFSweb, Inc. and Subsidiaries

       Independent Auditors' Report
       Consolidated Balance Sheets
       Consolidated Statements of Operations
       Consolidated Statements of Shareholders' Equity and Comprehensive Loss Consolidated Statements of Cash Flows
       Notes to Consolidated Financial Statements

       Financial Statement Schedules

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

    2. Exhibits

EXHIBIT
NUMBER              DESCRIPTION OF EXHIBITS
-------             -----------------------

  2.1 (1)           Tax Indemnification and Allocation Agreement between
                    Daisytek, International Corporation and PFSweb, Inc.

  3.1 (1)           Amended and Restated Certificate of Incorporation

  3.2 (1)           Amended and Restated Bylaws

 10.1 (1)           Non-Employee Director Stock Option and Retainer Plan

 10.2 (1)           Employee Stock Option Plan

 10.3 (1)           Employee Annual Incentive Plan

 10.4 (1) Industrial Lease Agreement between Shelby Drive Corporation and Priority Fulfillment Services, Inc.

 10.5 (1)           Lease Contract between Transports Weerts and Priority
                    Fulfillment Services Europe B.V.

 10.6 (2) Form of Change of Control Agreement between the Company and each of its executive officers

 10.7 (3)           Operating Agreement of Business Supplies Distributors
                    Holdings, LLC

 10.8 (4)           Ninth Amendment to Lease Agreement by and between AGBRI
                    ATRIUM, L.P., and Priority Fulfillment Services, Inc.

 10.9 (4)           Stock Option Agreement

 10.10 (5)          Agreement for Inventory Financing by and among Business
                    Supplies Distributors Holdings, LLC, Supplies Distributors,
                    Inc., Priority Fulfillment Services, Inc., PFSweb, Inc.,
                    Inventory Financing Partners, LLC and IBM Credit Corporation

 10.11 (5)          Amended and Restated Collateralized Guaranty by and between
                    Priority Fulfillment Services, Inc. and IBM Credit
                    Corporation

 10.12 (5)          Amended and Restated Guaranty to IBM Credit Corporation by
                    PFSweb, Inc.

 10.13 (5)          Amended and Restated Notes Payable Subordination Agreement
                    by and between Priority Fulfillment Services, Inc., Supplies
                    Distributors, Inc. and IBM Credit Corporation

 10.14 (5)          Amended and Restated Platinum Plan Agreement (with Invoice
                    Discounting) by and among Supplies Distributors, S.A.,
                    Business Supplies Distributors Europe B.V., PFSweb B.V., and
                    IBM Belgium Financial Services S.A.

 10.15 (5)          Amended and Restated Collateralized Guaranty between
                    Priority Fulfillment Services, Inc. and IBM Belgium
                    Financial Services S.A.

 10.16 (5)          Amended and Restated Guaranty to IBM Belgium Financial
                    Services S.A. by PFSweb, Inc.

 10.17 (5)          Subordinated Demand Note by and between Supplies
                    Distributors, Inc. and Priority Fulfillment Services, Inc.

 10.18 (5)          Notes Payable Subordination Agreement between Congress
                    Financial Corporation (Southwest) and Priority Fulfillment
                    Services, Inc.

 10.19 (5)          Guarantee in favor of Congress Financial Corporation
                    (Southwest) by Business Supplies Distributors Holdings, LLC,
                    Priority Fulfillment Services, Inc. and PFSweb, Inc.

 10.20 (5)          General Security Agreement by Priority Fulfillment Services,
                    Inc. in favor of Congress Financial Corporation (Southwest).

 10.21 (5)          Inducement Letter by Priority Fulfillment Services, Inc. and
                    PFSweb, Inc. in favor of Congress Financial Corporation
                    (Southwest).

 10.22 (6)          Form of Executive Severance Agreement between the Company
                    and each of its executive officers

 10.23 (7)          Option Purchase Agreement between the Company and C. Cliff
                    Defee

 10.24 (7)          Form of Severance Agreement between the Company and Lindsley
                    Medlin, Martin Anderson and Valarie Remmers

 10.25 (8)          Assignment of Membership Interest Agreement between the
                    Company and Inventory Financing Partners, LLC

 10.26 (9)          Amendment to Agreement for Inventory Financing by and among
                    Business Supplies Distributors Holdings, LLC, Supplies
                    Distributors, Inc., Priority Fulfillment Services, Inc.,
                    PFSweb, Inc., Inventory Financing Partners, LLC and IBM
                    Credit Corporation

 10.27 (9)          Amendment to Amended and Restated Platinum Plan Agreement
                    (with Invoice Discounting) by and among Supplies
                    Distributors, S.A., Business Supplies Distributors Europe
                    B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

 10.28 (9)          Amended and Restated Notes Payable Subordination Agreement
                    by and between Priority Fulfillment Services, Inc., Supplies
                    Distributors, Inc. and IBM Credit Corporation

 10.29 (9)          Amendment to Factoring agreement dated March 29, 2002
                    between Supplies Distributors S.A. and Fortis Commercial
                    Finance N.V.

 23.1 (9)           Consent of KPMG LLP

 99.1 (9)           Certification of Chief Executive Officer Pursuant to 18
                    U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 99.2 (9)           Certification of Chief Financial Officer Pursuant to 18
                    U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------

     (1) Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

     (2) Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended March 31, 2001

     (3) Incorporated by reference from PFSweb, Inc. Form 10-Q/A for the quarterly period ended September 30, 2001

     (4) Incorporated by reference from PFSweb, Inc. Form 10-K for the transition period ended December 31, 2001

     (5) Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2002

     (6) Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2002

     (7) Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2002

     (8) Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 12, 2002

     (9)  Filed herewith

(b)  Reports on Form 8-K:

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

     Form 8-K filed on November 11, 2002 reporting Item 2, Acquisition or Disposition of Assets, that on October 25, 2002, Priority Fulfillment Services, Inc. (the "Company") acquired the remaining 51% ownership interest in Business Supplies Distributors Holdings, LLC ("Holdings") for $331,758. Also reporting Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, that the financial statements of Holdings and Pro forma financial statements of the Company would be filed by amendment within 60 days as required.

     Form 8-K/A filed on January 8, 2003 reporting Item 2, Acquisition or Disposition of Assets, that on October 25, 2002, Priority Fulfillment Services, Inc. (the "Company") acquired the remaining 51% ownership interest in Business Supplies Distributors Holdings, LLC ("Holdings") for $331,758. Also reporting Item 7, Financial Statements of Holdings and the Pro Forma Financial Information of the Company.

                                                                     SCHEDULE II

                          PFSWEB, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                     FOR THE YEAR ENDED MARCH 31, 2001, THE
 NINE MONTH PERIOD ENDED DECEMBER 31, 2001 AND THE YEAR ENDED DECEMBER 31, 2002
                             (AMOUNTS IN THOUSANDS)

                                                                ADDITIONS
                                                         -----------------------
                                            BALANCE AT   CHARGES TO   CHARGES TO                 BALANCE AT
                                             BEGINNING    COST AND      OTHER                      END OF
                                             OF PERIOD    EXPENSES     ACCOUNTS    DEDUCTIONS      PERIOD
                                            ----------   ----------   ----------   ----------    ----------

Year Ended March 31, 2001:
  Allowance for doubtful accounts .......   $      690        2,203           --       (2,614)   $      279
  Income tax valuation allowance ........   $      915        3,567           --           --    $    4,482
Nine Months Ended December 31, 2001:
  Allowance for doubtful accounts .......   $      279           17           --          (42)   $      254
  Income tax valuation allowance ........   $    4,482          125          822           --    $    5,429
Year Ended December 31, 2002:
  Allowance for doubtful accounts .......   $      254           38          152          (33)   $      411
  Income tax valuation allowance ........   $    5,429        4,224          554           --    $   10,207

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     By: /s/ THOMAS J. MADDEN
                                         --------------------------------------
                                         Thomas J. Madden,
                                         Executive Vice President and
                                         Chief Financial and Accounting Officer

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                           TITLE                      DATE
---------------------    -------------------------------------  --------------

/s/ MARK C. LAYTON       Chairman of the Board, President and   March 31, 2003
---------------------    Chief Executive Officer (Principal
Mark C. Layton           Executive Officer)

/s/ THOMAS J. MADDEN     Executive Vice President and Chief     March 31, 2003
---------------------    Financial and Accounting Officer
Thomas J. Madden         (Principal Financial and Accounting
                         Officer)

/s/ DR. NEIL JACOBS      Director                               March 31, 2003
---------------------
Dr. Neil Jacobs

/s/ TIMOTHY M. MURRAY    Director                               March 31, 2003
---------------------
Timothy M. Murray

/s/ JAMES F. REILLY      Director                               March 31, 2003
---------------------
James F. Reilly

/s/ DAVID I. BEATSON     Director                               March 31, 2003
---------------------
David I. Beatson

                  CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

I, Mark Layton, certify that:

1.   I have reviewed this annual report on Form 10-K of PFSweb, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003
       --------------------------

By:    /s/ Mark C. Layton
       --------------------------
       Chief Executive Officer

                  CERTIFICATIONS OF PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

I, Tom Madden, certify that:

1.   I have reviewed this annual report on Form 10-K of PFSweb, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003
       ----------------------------------------------------

By:    /s/ Thomas J. Madden
       ----------------------------------------------------
       Chief Financial Officer and Chief Accounting Officer