Form 10-Q
period 2003-03-31
PFSWEB INC
filed 2003-05-15
CIK 1095315

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2003

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from _______ to _______

                        Commission File Number 000-28275

                                  PFSWEB, INC.
                                  ------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                         75-2837058
------------------------------------                 ---------------------------
     (State of Incorporation)                         (I.R.S. Employer I.D. No.)

     500 NORTH CENTRAL EXPRESSWAY, PLANO, TEXAS                 75074
--------------------------------------------------------------------------------
     (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code: (972) 881-2900
                                                    -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [X]         No  [ ]

At May 7, 2003 there were 18,428,871 shares of registrant's common stock outstanding, excluding 86,300 shares of common stock in treasury.

                          PFSWEB, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                 MARCH 31, 2003

                                      INDEX

PART I.     FINANCIAL INFORMATION                                                                  PAGE NUMBER
                                                                                                   -----------
      Item 1.     Financial Statements:
                      Condensed Consolidated Balance Sheets as of March 31, 2003 (unaudited)
                           and December 31, 2002...................................................      3

                      Unaudited Interim Condensed Consolidated Statements of Operations for the
                           Three Months Ended March 31, 2003 and 2002..............................      4

                      Unaudited Interim Condensed Consolidated Statements of Cash Flows for the
                           Three Months Ended March 31, 2003 and 2002..............................      5

                      Notes to Unaudited Interim Condensed Consolidated Financial Statements.......      6

      Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .........................................     17

      Item 3.     Quantitative and Qualitative Disclosure about Market Risk .......................     26

      Item 4.     Controls and Procedures .........................................................     26


PART II.    OTHER INFORMATION

      Item 1.     Legal Proceedings ...............................................................     27

      Item 2.     Changes in Securities and Use of Proceeds .......................................     27

      Item 3.     Defaults Upon Senior Securities .................................................     27

      Item 4.     Submission of Matters to a Vote of Security Holders..............................     27

      Item 5.     Other Information ...............................................................     27

      Item 6.     Exhibits and Reports on Form 8-K ................................................     27


SIGNATURES            .............................................................................     29

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          PFSWEB, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            March 31,        December 31,
                                                                                              2003               2002
                                                                                           ------------      ------------
                                                                                           (Unaudited)
                                    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ........................................................     $      8,858      $      8,595
    Restricted cash ..................................................................            1,387             1,016
    Accounts receivable, net of allowance for doubtful accounts of $531
         and $411 at March 31, 2003 and December 31, 2002, respectively ..............           32,158            29,961
    Inventories, net .................................................................           39,531            46,291
    Other receivables ................................................................            3,544             3,417
    Prepaid expenses and other current assets ........................................            2,776             2,888
                                                                                           ------------      ------------
                  Total current assets ...............................................           88,254            92,168
                                                                                           ------------      ------------

PROPERTY AND EQUIPMENT, net ..........................................................           10,947            11,695
RESTRICTED CASH ......................................................................            2,889             2,878
OTHER ASSETS .........................................................................              211               285
                                                                                           ------------      ------------

                  Total assets .......................................................     $    102,301      $    107,026
                                                                                           ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt and capital lease obligations ..................     $     58,706      $     60,863
    Trade accounts payable ...........................................................            7,006             7,317
    Accrued expenses .................................................................            7,570             7,862
                                                                                           ------------      ------------
                  Total current liabilities ..........................................           73,282            76,042
                                                                                           ------------      ------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current
      portion ........................................................................            2,761             3,094
OTHER LIABILITIES ....................................................................            1,246             1,420
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized; none
      issued and outstanding .........................................................               --                --
    Common stock, $0.001 par value; 40,000,000 shares authorized;
      18,503,377 and 18,397,983 shares issued at March 31, 2003 and December 31,
      2002, respectively; and 18,417,077 and 18,311,683 outstanding at
      March 31, 2003 and December 31, 2002, respectively .............................               18                18
    Additional paid-in capital .......................................................           52,122            52,094
    Accumulated deficit ..............................................................          (27,331)          (25,557)
    Accumulated other comprehensive income ...........................................              288              --
    Treasury stock at cost, 86,300 shares at March 31, 2003 and December 31, 2002 ....              (85)              (85)
                                                                                           ------------      ------------
                  Total shareholders' equity .........................................           25,012            26,470
                                                                                           ------------      ------------

                  Total liabilities and shareholders' equity .........................     $    102,301      $    107,026
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

                          PFSWEB, INC. AND SUBSIDIARIES

        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Three Months Ended
                                                               March 31,
                                                        ----------------------
                                                          2003          2002
                                                        --------      --------
REVENUES:
    Product revenue, net ..........................     $ 59,719      $     --
                                                        --------      --------
    Gross service fee revenue .....................        7,248         7,826
    Gross service fee revenue, affiliate ..........           --         1,565
                                                        --------      --------
      Total gross service fee revenue .............        7,248         9,391
    Less pass-through charges .....................          640         1,073
                                                        --------      --------
      Net service fee revenues ....................        6,608         8,318
                                                        --------      --------
      Total net revenues ..........................       66,327         8,318
                                                        --------      --------
COSTS OF REVENUES:
    Cost of product revenue .......................       56,407            --
    Cost of net service fee revenue ...............        4,913         5,304
                                                        --------      --------
      Total costs of revenues .....................       61,320         5,304
                                                        --------      --------

      Gross profit ................................        5,007         3,014

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ......        6,112         7,018
                                                        --------      --------
      Loss from operations ........................       (1,105)       (4,004)

EQUITY IN EARNINGS OF AFFILIATE ...................           --           512
INTEREST EXPENSE ..................................          638            83
INTEREST INCOME ...................................          (30)         (348)
                                                        --------      --------
      Loss before income taxes ....................       (1,713)       (3,227)
INCOME TAX EXPENSE ................................           61            --
                                                        --------      --------
      NET LOSS ....................................     $ (1,774)     $ (3,227)
                                                        ========      ========

NET LOSS PER SHARE:
    Basic and diluted .............................     $  (0.10)     $  (0.18)
                                                        ========      ========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic and diluted .............................       18,416        18,149
                                                        ========      ========


The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

                          PFSWEB, INC. AND SUBSIDIARIES

        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             Three Months Ended
                                                                                                   March 31,
                                                                                           ----------------------
                                                                                              2003          2002
                                                                                           --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .........................................................................     $ (1,774)     $ (3,227)
    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
       Depreciation and amortization .................................................        1,189         1,648
       Provision for doubtful accounts ...............................................          151            21
       Equity in earnings of affiliate ...............................................           --          (512)
       Non-cash compensation expense .................................................           --            24
       Changes in operating assets and liabilities:
           Accounts receivables ......................................................       (2,030)       (1,008)
           Inventories, net ..........................................................        7,237            --
           Prepaid expenses, other receivables and other current assets ..............          134           713
           Accounts payable, accrued expenses and deferred income ....................         (885)        1,555
                                                                                           --------      --------
                Net cash provided by (used in) operating activities ..................        4,022          (786)
                                                                                           --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment ..............................................         (267)         (338)
    Increase in restricted cash ......................................................           --          (154)
    Payments of loans to affiliate, net ..............................................           --          (145)
                                                                                           --------      --------
                Net cash used in investing activities ................................         (267)         (637)
                                                                                           --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on capital lease obligations ............................................         (272)         (259)
    Increase in restricted cash ......................................................         (342)           --
    Proceeds from issuance of common stock ...........................................           28            54
    Proceeds from (payments on) debt, net ............................................       (2,821)          172
                                                                                           --------      --------
                Net cash used in financing activities ................................       (3,407)          (33)
                                                                                           --------      --------

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS ................................          (85)           (8)
                                                                                           --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................................          263        (1,464)

CASH AND CASH EQUIVALENTS, beginning of period .......................................        8,595        10,786
                                                                                           --------      --------

CASH AND CASH EQUIVALENTS, end of period .............................................     $  8,858      $  9,322
                                                                                           ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION
  Non-cash investing and financing activities:
    Fixed assets acquired under capital leases .......................................     $     64      $    186
                                                                                           ========      ========


The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. OVERVIEW AND BASIS OF PRESENTATION

PFSWEB OVERVIEW

     PFSweb, Inc. and its subsidiaries (the "Company" or "PFSweb") is an international provider of integrated business process outsourcing services to major brand name companies seeking to maximize their supply chain efficiencies and to extend their traditional and e-commerce initiatives in the United States, Canada, and Europe. The Company offers such services as professional consulting, technology collaboration, managed hosting and internet application development, order management, web-enabled customer contact centers, customer relationship management, financial services including billing and collection services and working capital solutions, information management, option kitting and assembly services, and international fulfillment and distribution services.

SUPPLIES DISTRIBUTORS OVERVIEW

     Business Supplies Distributors Holdings, LLC ("Holdings") and its subsidiaries (collectively "Supplies Distributors") are master distributors of various products, primarily International Business Machines ("IBM") products. Pursuant to transaction management services agreement between the Company and Supplies Distributors, the Company provides to Supplies Distributors such services as managed web hosting and maintenance, procurement support, web-enabled customer contact center services, customer relationship management, financial services including billing and collection services, information management, and international distribution services. Additionally, IBM and Supplies Distributors have outsourced the product demand generation to Global Marketing Services, Inc. ("GMS"). Supplies Distributors, via its arrangements with GMS and the Company, sells its products in the United States, Canada and Europe.

     All of the agreements between the Company and Supplies Distributors were made in the context of a related party relationship and were negotiated in the overall context of the Company's and Supplies Distributors' prior arrangement with IBM. Although management generally believes that the terms of these agreements are consistent with fair market values, there can be no assurance that the prices charged to or by each company under these arrangements are not higher or lower than the prices that may be charged by, or to, unaffiliated third parties for similar services.

BASIS OF PRESENTATION

     For the period from July 2001 to September 2002, the Company owned 49% of Supplies Distributors and as such the results of Supplies Distributors were not consolidated into the Company's results. The Company's equity interest in Supplies Distributors was presented in the consolidated balance sheet as investment in affiliate prior to October 2002 and the Company's allocation of Supplies Distributors' net income was presented in the consolidated statement of operations as equity in earnings of affiliate for the period from inception (July 2001) to September 2002, including the three months ended March 31, 2002. Effective October 1, 2002, the Company purchased the remaining 51% interest in Supplies Distributors from Inventory Financing Partners, LLC ("IFP"). As a result of the purchase, effective October 1, 2002, the Company began consolidating 100% of Supplies Distributors' financial position and results of operations into the Company's consolidated financial statements. The following table presents selected pro forma information, for comparative purposes, assuming the acquisition had occurred on January 1, 2002, for the three months ended March 31, 2002:

               Net revenues......................      $ 59,879
                                                       ========
               Net loss..........................      $  2,927
                                                       ========
               Loss per share....................      $   0.16
                                                       ========

The pro forma data includes a $0.2 million extraordinary gain on the purchase from IFP, primarily as a result of the purchase price being less than IFP's capital account. The unaudited pro forma net revenue and pro forma net loss are not necessarily indicative of the consolidated results of operations for future periods

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


or the results of operations that would have been realized had we consolidated Supplies Distributors during the period noted.

     The unaudited interim condensed consolidated financial statements as of March 31, 2003, and for the three months ended March 31, 2003 and 2002, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of March 31, 2003, its results of operations for the three months ended March 31, 2003 and 2002 and its results of cash flows for the three months ended March 31, 2003 and 2002. Results of the Company's operations for interim periods may not be indicative of results for the full fiscal year.

     Certain prior period data has been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income or shareholders' equity.

2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     All intercompany accounts and transactions have been eliminated in consolidation. Accounts and transactions between the Company and Supplies Distributors have been eliminated as of December 31, 2002 and as of and for the three months ended March 31, 2003.

INVESTMENT IN AFFILIATE

     In July 2001, the Company made a 49% investment in Supplies Distributors. Effective October 1, 2002, the Company purchased the remaining 51% ownership interest of Supplies Distributors. Prior to consolidating Supplies Distributors' financial position and results of operations, the Company recorded its interest in Supplies Distributors' net income, which was allocated and distributed to the owners pursuant to the terms of Supplies Distributors' operating agreement, under the modified equity method, which resulted in the Company recording its allocated earnings of Supplies Distributors or 100% of Supplies Distributors' losses.

     In addition to the equity investment, the Company loaned Supplies Distributors monies in the form of a Subordinated Demand Note (the "Subordinated Demand Note"). Under certain new and amended terms of its senior debt facilities, the outstanding balance of the Subordinated Demand Note cannot be increased or decreased without prior approval of the Company's lenders. As of March 31, 2003 and December 31, 2002, the outstanding balance of the Subordinated Demand Note was $8.0 million.

USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses, including allowances for the collectibility of accounts and other receivable and the recoverability of inventory. The recognition and allocation of certain operating expenses, restructuring costs and the determination of costs applicable to client terminations in these consolidated financial statements also required management estimates and assumptions.

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

     Under the Master Distributor Agreements, the Company bills IBM for reimbursements of certain expenses, including: pass through customer marketing programs, including rebates and coop funds; certain freight costs; direct costs incurred in passing on any price decreases offered by IBM to Supplies Distributors or its customers to cover price protection and certain special bids; the cost of products provided to replace defective product returned by customers; and certain other expenses as defined. The Company records a receivable for these reimbursable amounts as they are incurred with a corresponding reduction in either inventory or cost of product revenue. The Company also reflects pass through customer marketing programs as a reduction of product revenue.

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

     The Company primarily performs its services under one to three year contracts that can be terminated by either party. In conjunction with these long-term contracts the Company generally receives start-up fees to cover its implementation costs, including certain technology infrastructure and development costs. The Company defers the fees received, and the related costs, and amortizes them over the life of the contract. The amortization of deferred revenue is included as a component of service fee revenue. The amortization of deferred implementation costs is included as a cost of service fee revenue. To the extent implementation costs, excluding certain technology infrastructure and development costs, exceed the fees received, excess costs are expensed as incurred.

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

CONCENTRATION OF BUSINESS AND CREDIT RISK

     The Company's product revenue was primarily generated by sales of product purchased under master distributor agreements with one supplier. Sales to three customers accounted for approximately 13% 11% and 11% of the Company's total product revenues for the three months ended March 31, 2003. Service fee revenue from two clients accounted for approximately 30% and 22% of net service fee revenue for the three months ended March 31, 2003. On a consolidated basis, three clients accounted for approximately 15%, 10% and 10% of the Company's total revenues for the three months ended March 31, 2003. As of March 31, 2003, three customers/clients accounted for approximately 41% of accounts receivable. As of December 31, 2002, three customers/clients accounted for approximately 39% of accounts receivable.

     In conjunction with Supplies Distributors' financing, the Company has provided certain collaterized guarantees on behalf of Supplies Distributors. Supplies Distributors' ability to obtain financing on similar terms would be significantly impacted without these guarantees. Additionally, since Supplies Distributors has limited personnel and physical resources, its ability to conduct business could be materially impacted by contract terminations by GMS.

     The Company has multiple arrangements with IBM and is dependent upon the continuation of such arrangements. These arrangements, which are critical to the Company's ongoing operations, include Supplies Distributors' master distributor agreements, Supplies Distributors' working capital financing agreements, product sales to IBM business units, a general contractor relationship through the Company's largest client, and a term master lease agreement.

CASH AND CASH EQUIVALENTS

     Cash equivalents are defined as short-term highly liquid investments with original maturities of three months or less.

INVENTORIES

     Inventories (merchandise, held for resale, all of which are finished goods) are stated at the lower of weighted average cost or market. Supplies Distributors assumes responsibility for slow-moving inventory under the Master Distributor Agreements. The Company reviews inventory for impairment on a periodic basis, but at a minimum, annually. Recoverability of the inventory on hand is measured by comparison of the carrying value of the inventory to the fair value of the inventory. As of March 31, 2003 and December

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


31, 2002, the Company's allowance for slow-moving inventory was approximately $0.2 million and $0.1 million, respectively. Supplies Distributors is able to return product rendered obsolete by IBM engineering changes after customer demand for the product ceases. In the event the Company, Supplies Distributors and IBM do not renew the Master Distributor Agreements, the parties shall mutually agree on a plan of disposition of Supplies Distributors' then existing inventory.

     Inventories include merchandise in-transit that has not been received by the Company but that has been shipped and invoiced by Supplies Distributors' vendors. The corresponding payable for inventories in-transit is included in debt in the accompanying consolidated financial statements.

PROPERTY AND EQUIPMENT

     The Company's property held under capital leases amounted to approximately $4.1 million and $4.3 million, net of accumulated amortization of approximately $3.8 million and $3.5 million, at March 31, 2003 and December 31, 2002, respectively.

STOCK BASED COMPENSATION

     The Company accounts for stock options using the intrinsic-value method as outlined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation and Interpretation of APB No. 25, issued in March 2000. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. The exercise prices of all options granted during the three months ended March 31, 2003 and 2002 were equal to the market price of the Company's common stock at the date of grant. As such, no compensation cost was recognized during those periods for stock options granted to employees. The following table shows the pro forma effect on the Company's net loss and loss per share as if compensation cost had been recognized for stock options based on their fair value at the date of the grant. The pro forma effect of stock options on the Company's net loss for those years may not be representative of the pro forma effect for future years due to the impact of vesting and potential future awards.

                                                                  THREE MONTHS      THREE MONTHS
                                                                      ENDED            ENDED
                                                                    MARCH 31,         MARCH 31,
                                                                      2003              2002
                                                                  ------------      ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss as reported ........................................     $     (1,774)     $     (3,227)
Add: Stock-based non-employee compensation expense
    included in reported net loss ...........................               --                24
Deduct: Total stock-based employee and non-employee
    compensation expense determined under fair value
    based method ............................................             (108)             (613)
                                                                  ------------      ------------
Pro forma net loss, applicable to common stock for basic
    and diluted computations ................................     $     (1,882)     $     (3,816)
                                                                  ============      ============
Loss per common share - basic and diluted
    As reported .............................................     $      (0.10)     $      (0.18)
                                                                  ============      ============
    Pro forma ...............................................     $      (0.10)     $      (0.21)
                                                                  ============      ============


     On April 14, 2003, the Company issued an aggregate of 750,000 options to purchase shares of common stock at $0.44 to officers and employees of PFSweb.

3. RECENTLY ISSUED ACCOUNTING PRINCIPLES

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this standard did not have a material impact on the consolidated financial statements.

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of this standard did not have a material impact on the consolidated financial statements.

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

     In January 2003, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN No. 45 requires a company to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. The measurement provisions of this statement apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure provisions of the statement apply to financial statements for periods ending after December 15, 2002. The Company adopted the disclosure provisions of the statement as of December 31, 2002 and the measurement provisions of this statement during the three months ended March 31, 2003. The adoption of this statement did not have a material effect on the consolidated financial statements.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003. The Company adopted the provisions of FIN No. 46 during the three months ended March 31, 2003. The adoption of the statement did not have a material effect on the consolidated financial statements.

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

4. COMPREHENSIVE LOSS (IN THOUSANDS)

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                             ----------------------
                                               2003          2002
                                             --------      --------
Net loss ...............................     $ (1,774)     $ (3,227)
Other comprehensive income (loss):
     Foreign currency translation
        adjustment .....................          288          (447)
                                             --------      --------
Comprehensive loss .....................     $ (1,486)     $ (3,674)
                                             ========      ========

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5. NET LOSS PER COMMON SHARE AND COMMON SHARE EQUIVALENT

     Basic and diluted net loss per common share attributable to PFSweb common stock were determined based on dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding. During the three months ended March 31, 2003 and 2002, all outstanding options to purchase common shares were anti-dilutive and have been excluded from the weighted diluted average share computation. As of March 31, 2003 and 2002 there were 4,724,835 and 5,982,391 options outstanding, respectively. There are no other potentially dilutive securities outstanding.

     6. DEBT AND CAPITAL LEASE OBLIGATIONS:

     Debt and capital lease obligations consist of the following (in thousands):

                                                               MARCH 31,      DECEMBER 31,
                                                                2003              2002
                                                             ------------     ------------
Term master lease agreement ............................     $      4,338     $      4,627
Inventory and working capital financing agreements:
     United States .....................................           27,299           28,147
     Europe ............................................           10,441           15,219
Loan and security agreements:
     Supplies Distributors .............................           15,552           12,552
     PFSweb ............................................               --               --
Factoring agreement, Europe ............................            3,621            3,202
Other ..................................................              216              210
                                                             ------------     ------------
     Total .............................................           61,467           63,957
Less current portion of long-term debt .................           58,706           60,863
                                                             ------------     ------------
     Long-term debt, less current portion ..............     $      2,761     $      3,094
                                                             ============     ============

INVENTORY AND WORKING CAPITAL FINANCING AGREEMENT, UNITED STATES - SUPPLIES DISTRIBUTORS

     On September 27, 2001, Supplies Distributors entered into a short-term credit facility with IBM Credit LLC (formerly IBM Credit Corporation) to finance its distribution of IBM products in the United States, which has subsequently been amended. The amended asset based credit facility provides financing for purchasing IBM inventory and for certain other receivables up to $27.5 million ($30.5 million at December 31, 2002) through its expiration on March 29, 2004. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, cash flow from operations, and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, PFSweb is required to maintain a minimum subordinated note receivable balance from Supplies Distributors of $8.0 million and a minimum shareholders' equity, as modified, of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 1%. The facility accrues a quarterly commitment fee of 0.375% on the unused portion of the commitment, and a monthly service fee.

INVENTORY AND WORKING CAPITAL FINANCING AGREEMENT, EUROPE - SUPPLIES
DISTRIBUTORS

     On September 27, 2001, Supplies Distributors S.A. ("SDSA"), a Belgium corporation and wholly-owned subsidiary of Supplies Distributors, entered into a short-term credit facility with IBM Belgium Financial Services S.A. ("IBM Belgium") to finance its distribution of IBM products in Europe, which has subsequently been amended. The amended asset based credit facility with IBM Belgium provides up to 12.5 million Euros (approximately $13.5 million) (19.0 million euros, or approximately $20.5 million at December 31, 2002) in financing for purchasing IBM inventory and for certain other receivables. The IBM Belgium facility remains in force until not less than 60 days written notice by any party, but no sooner than March 29, 2004. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, cash flow from operations and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, PFSweb is required to maintain a minimum subordinated note receivable balance from Supplies Distributors of $8.0 million and a minimum shareholders' equity, as modified, of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at Euribor plus 4%. SDSA pays a monthly service fee on the commitment.

LOAN AND SECURITY AGREEMENT - SUPPLIES DISTRIBUTORS

     On March 29, 2002, Supplies Distributors entered into a loan and security agreement with Congress Financial Corporation (Southwest) ("Congress") to provide financing for up to $25 million of eligible accounts receivable in the U.S. and Canada. The Congress facility expires on the earlier of three years or the date on which the parties to the IBM Master Distributor Agreement shall no longer operate under the terms of such agreement and/or IBM no longer supplies products pursuant to such agreement. Borrowings under the Congress facility accrue interest at prime rate plus 0.25% or Eurodollar rate plus 3.0% or on an adjusted basis, as defined. This agreement contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, PFSweb is required to maintain a subordinated loan to Supplies Distributors of no less than $6.5 million and restricted cash of less than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors entered into Blocked Account Agreements with its banks and Congress whereby a security interest was granted to Congress for all customer remittances received in specified bank accounts.

LOAN AND SECURITY AGREEMENT - PFSWEB

     On March 28, 2003, Priority Fulfillment Services, Inc. and Priority Fulfillment Services of Canada, Inc., (both wholly-owned subsidiaries of PFSweb and collectively the "Borrowers") entered into a two year Loan and Security Agreement with Comerica Bank ("Comerica") to provide financing for up to $7.5 million of eligible accounts receivable in the U.S. and Canada. Borrowings under the Comerica facility will accrue interest at prime rate plus 1%. The agreement contains cross default provisions, various restrictions upon the Borrowers' ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth, as defined, and a minimum liquidity ratio, as defined. The agreement restricts the amount of the Subordinated Demand Note to a maximum of $8.0 million. The agreement is secured by all of the assets of the Borrowers, as well as a guarantee of PFSweb. There were no amounts outstanding under this facility as of March 31, 2003.

FACTORING AGREEMENT - SUPPLIES DISTRIBUTORS

     On March 29, 2002, SDSA entered into a two year factoring agreement with Fortis Commercial Finance N.V. ("Fortis") to provide factoring for up to 7.5 million euros (approximately $8.1 million) (originally 10 million euros, amended in October 2002) of eligible accounts receivables. Borrowings under this agreement can be either cash advances or straight loans, as defined. Cash advances accrue interest at 8.5%, or on an adjusted basis as defined, and straight loans accrue interest at Euribor plus 1.4% for the agreement's first year and Euribor plus 1.3% for the agreement's second year. This agreement contains various restrictions upon the ability of SDSA to, among other things, merge, consolidate, incur indebtedness, as well as financial covenants, such as minimum net worth. This agreement is secured by a guarantee of Supplies Distributors, up to a maximum of 200,000 euros.

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


DEBT COVENANTS

     To the extent the Company or Supplies Distributors fail to comply with its covenants, including the monthly financial covenant requirements and required level of consolidated stockholders' equity ($18.0 million), and the lenders accelerate the repayment of the credit facility obligations, the Company would be required to repay all amounts outstanding thereunder. Any acceleration of the repayment of the credit facilities would have a material adverse impact on the Company's financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. At March 31, 2003, the Company and Supplies Distributors were in compliance with all debt covenants.

     PFSweb has also provided a guarantee of the obligations of Supplies Distributors and SDSA to IBM, excluding the trade payables that are financed by IBM credit.

7. SUPPLIES DISTRIBUTORS AND OTHER RELATED PARTIES

SUPPLIES DISTRIBUTORS

     In September 2001, the Company made an equity investment of $0.75 million in Supplies Distributors, for a 49% voting interest, and IFP made an equity investment of $0.25 million in Supplies Distributors for a 51% voting interest. Certain officers and directors of the Company owned, individually, a 9.8% non-voting interest, and, collectively, a 49% non-voting interest, in IFP. Effective October 1, 2002, the Company purchased the remaining 51% interest in Supplies Distributors from IFP for $0.3 million.

     Pursuant to the terms of the Company's transaction management services agreement with Supplies Distributors, the Company earned service fees, which, prior to the consolidation effective October 1, 2002 are reported as service fee revenue, affiliate in the accompanying consolidated financial statements, of approximately $1.5 million for the three months ended March 31, 2002.

     Pursuant to Supplies Distributors' operating agreement, prior to the October 1, 2002 acquisition date, Supplies Distributors allocated its earning and distributed its cash flow, as defined, in the following order of priority: first, to IFP until it received a one-time amount equal to its capital contribution of $0.25 million; second, to IFP until it received an amount equal to a 35% cumulative annual return on its capital contribution; third, to PFSweb until it received a one-time amount equal to its capital contribution of $0.75 million; fourth, to PFSweb until it received an amount equal to a 35% cumulative annual return on its capital contribution; and fifth, to PFSweb and IFP, pro rata, in accordance with their respective capital accounts. The Company recorded $0.5 million of equity in the earnings of Supplies Distributors, prior to the October 1, 2002 acquisition, for the three months ended March 31, 2002. As a result of the Company's 100% ownership of Supplies Distributors, future earnings and dividends will be allocated and paid 100% to the Company. Under the terms of its amended credit agreements, Supplies Distributors is currently restricted from paying annual cash dividends without the prior approval of its lenders. In March 2003, Supplies Distributors received lender approval for a distribution to PFSweb of up to $600,000, none of which has been declared.

OTHER RELATED PARTIES

     In August 2001, Supplies Distributors entered into an Agreement for Sales Forces Services ("ASFS") with IBM, whereby Supplies Distributors is to actively generate demand for and promote brand loyalty for IBM products. The ASFS expires on the earlier of December 31, 2003 or the termination of the Master Distributor Agreements. The ASFS automatically renews for successive one-year periods unless either party provides prior written notice. Pursuant to the ASFS, IBM pays to Supplies Distributors a quarterly service fee as agreed to by both parties. Supplies Distributors has subcontracted with GMS to provide the sales force activities required under the ASFS for an amount equal to the fees received by Supplies Distributors from IBM under the ASFS. The principal officer of GMS owned 46% of IFP, prior to PFSweb's purchase of IFP's interest in Supplies Distributors.

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


8. RESTRUCTURING

     In September 2002, the Company implemented a restructuring plan that resulted in the termination of approximately 60 employees, of which 20 were hourly employees. The Company recorded $1.2 million for severance and other termination costs, of which $0.8 million was paid during the year ended December 31, 2002, and $0.2 million was paid during the three months ended March 31, 2003. The remaining $0.2 million at March 31, 2003 is included in accrued expenses and is expected to be paid by March 2004. The Company did not finalize all restructuring activities as of December 31, 2002, and expects to incur an additional amount totaling $0.5 million to $1.0 million of restructuring charges during calendar year 2003.

9. COMMITMENTS AND CONTINGENCIES

     In June 2002, the NASDAQ approved our transition from the NASDAQ National Market System to the NASDAQ SmallCap Market. Our securities began trading on the NASDAQ SmallCap Market on June 10, 2002.

     This transition occurred in response to NASDAQ Marketplace Rule 4450(a)(5), which requires a minimum bid price of $1.00 for continued listing on the NASDAQ National Market. The SmallCap Market also has a minimum bid price of $1.00 per share. However, as compared to the 90 day grace period provided by the NASDAQ National Market, the SmallCap Market currently has a longer minimum bid price grace period of 180 days from receipt of NASDAQ Delisting Notification (February 14, 2002 for the Company). This grace period extended us through August 13, 2002.

     Due to the Company's compliance with the initial listing requirements for the NASDAQ SmallCap Market, on August 14, 2002 PFSweb was provided an additional 180 day grace period, or until February 10, 2003 to regain compliance. In March 2003, the Company was provided an additional 90 day grace period, or until May 12, 2003, to regain compliance. On May 14, 2003, we received a NASDAQ Staff Determination letter, indicating that the Company no longer complies with the $1 minimum bid price requirement for continued listing and that the Company's common stock is, therefore, subject to delisting from the NASDAQ SmallCap Market at the opening of business on May 23, 2003. The Company will request a hearing to appeal this notice. The Company's hearing request will defer delisting until the NASDAQ Listing Qualifications Panel reaches a decision. Until then, the Company's common stock will remain listed and will continue to trade on the NASDAQ SmallCap Market. There can be no assurance as to when the Panel will reach a decision or that such a decision will be favorable to the Company. If the Company subsequently decides not to appeal the delisting notice, or if the Panel denies the appeal, the Company's securities may be immediately eligible for quotation on the OTC Bulletin Board. The delisting of the Company's common stock could have a material adverse effect on the market price of, and the efficiency of the trading market for, PFSweb's common stock.

     The Company is involved in certain litigation arising in the ordinary course of business. Management believes that such litigation will be resolved without material effect on the Company's financial position or results of operations.

10. SEGMENT INFORMATION

     The Company is organized into two operating segments: PFSweb is an international provider of integrated business process outsourcing solutions and operates as a service fee business; Supplies Distributors is a master distributor of primarily IBM products, and recognizes revenues and costs when product is shipped.

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                            THREE MONTHS      THREE MONTHS
                                               ENDED             ENDED
                                             MARCH 31,         MARCH 31,
                                               2003              2002
                                           ------------      ------------
Revenues (in thousands):
  PFS ................................     $      8,528      $      8,318
  Supplies Distributors ..............           59,719                --
  Eliminations .......................           (1,920)               --
                                           ------------      ------------
                                           $     66,327      $      8,318
                                           ============      ============


                                             MARCH 31,       DECEMBER 31,
                                               2003              2002
                                           ------------      ------------

Long-lived assets (in thousands):
 PFS .................................     $     10,949      $     11,710
  Supplies Distributors ..............               28                35
                                           ------------      ------------
                                           $     10,977      $     11,745
                                           ============      ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.

FORWARD-LOOKING INFORMATION

     We have made forward-looking statements in this Report on Form 10-Q. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like "seek," "strive," "believe," "expect," "anticipate," "predict," "potential," "continue," "will," "may," "could," "intend," "plan," "target" and "estimate" or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to those set forth above or elsewhere in this Report on Form 10-Q and our Form 10-K for the year ended December 31, 2002, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:

     o our ability to retain and expand relationships with existing clients and attract new clients;

     o our reliance on the fees generated by the transaction volume or product sales of our clients;

     o our reliance on our clients' projections or transaction volume or product sales;

     o    our dependence upon our agreements with IBM;

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

     For the periods subsequent to October 1, 2002 and currently, our services include purchasing and reselling client product inventory under our master distributor agreements with IBM and certain other clients. In these arrangements, our product revenue is recognized at the time product is shipped. Product revenue includes freight costs billed to customers and is reduced for pass through customer marketing programs. For the period from January 1, 2002, to September 30, 2002, these IBM and other agreements were structured to provide transaction management services only on a service fee basis based on a percentage of shipped revenue.

     Our expenses are comprised of:

     o subsequent to October 1, 2002 and currently, cost of product revenue, which consists of the price of product sold and freight costs and is reduced by certain reimbursable expenses such as pass through customer marketing programs, direct costs incurred in passing on any price decreases offered by IBM to Supplies Distributors customers to cover price protection and certain special bids, the cost of products provided to replace defective product returned by customers and certain other expenses as defined under the master distributor agreements;

     o cost of service fee revenue, which consists primarily of compensation and related expenses for our Web-enabled customer contact center services, international fulfillment and distribution services and professional consulting services, and other fixed and variable expenses directly related to providing services under the terms of fee based contracts, including certain occupancy and information technology costs and depreciation and amortization expenses; and

     o selling, general and administrative expenses, which consist primarily of compensation and related expenses for sales and marketing staff, executive, management and administrative personnel and other overhead costs, including certain occupancy and information technology costs and depreciation and amortization expenses. In addition, for the periods subsequent to October 1, 2002 and currently, certain direct contract costs related to our IBM and other master distributor agreements are reflected as selling and administrative expenses.

RESULTS OF OPERATIONS

     The following table sets forth certain historical financial information from our unaudited interim condensed consolidated statements of operations expressed as a percent of revenue.

                                                                 Three Months Ended
                                                                       March 31,
                                                              ------------------------
                                                                2003            2002
                                                              --------       --------
                                                             (Unaudited)    (Unaudited)
Product revenue .........................................         90.0%            --%
                                                              --------       --------
Gross service fee revenue ...............................         10.9           94.1
Gross service fee revenue, affiliate ....................           --           18.8
                                                              --------       --------
       Total gross service fee revenue ..................         10.9          112.9
Pass-through charges ....................................         (0.9)         (12.9)
                                                              --------       --------
Net service fee revenue .................................         10.0          100.0
       Total net revenues ...............................        100.0          100.0
                                                              --------       --------
Cost of product revenue (as % of product revenue) .......         94.5             --
Cost of service fee revenue (as % of net service fee
  revenue) ..............................................         74.3           63.8
       Total costs of revenues ..........................         92.5           63.8
                                                              --------       --------
       Gross profit .....................................          7.5           36.2
Selling, general and administrative expenses ............          9.2           84.4
                                                              --------       --------
       Loss from operations .............................         (1.7)         (48.2)
Equity in earnings of affiliate .........................           --            6.2
Interest expense ........................................          1.0            1.0
Interest income .........................................         (0.1)          (4.2)
                                                              --------       --------
       Loss before income taxes .........................         (2.6)         (38.8)
Income tax expense (benefit) ............................          0.1             --
                                                              --------       --------
       Net loss .........................................         (2.7)%        (38.8)%
                                                              ========       ========

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED MARCH 31, 2003 AND 2002

     Product Revenue. Product revenue was $59.7 million for the three months ended March 31, 2003, which reflects product sales for Supplies Distributors subsequent to its consolidation effective October 1, 2002 (see "Supplies Distributors"). Supplies Distributors had $53.1 million of product revenue for the three months ended March 31, 2002 prior to consolidation. Based on Supplies Distributors' current business plan, we expect to report future product revenue of approximately $60 million per quarter in calendar year 2003.

     Net Service Fee Revenue (including service fee revenue, affiliate). Net service fee revenue was $6.6 million for the three months ended March 31, 2003 as compared to $8.3 million for the three months ended March 31, 2002, a decrease of $1.7 million or 20.6%. We earned $1.2 million of service fee revenues in the three months ended March 31, 2003, applicable to new service contract relationships. However, this increase was more than offset primarily by
(i) $1.5 million applicable to the elimination of service fee revenue, affiliate earned from our arrangements with Supplies Distributors, subsequent to its consolidation effective October 1, 2002, (ii) the prior year period including service fees of $0.9 million applicable to an incremental project for a certain client which did not recur this year, and (iii) the impact of certain client terminations in calendar year 2002, which had generated $0.5 million of net service fee revenue in the prior year period. Net service fee revenue during the March quarter is seasonably lower than other quarters due to the seasonality of our largest client, which is expected to be followed by a higher second quarter.

     Cost of Product Revenue. Cost of product revenue was $56.4 million for the three months ended March 31, 2003, which reflects cost of product sales for Supplies Distributors subsequent to its consolidation effective October 1, 2002. Cost of product revenue as a percent of product revenue was 94.5% during the three months ended March 31, 2003. The resulting gross profit margin was 5.5% for the three months ended March 31, 2003. Supplies Distributors had $50.1 million of cost of product revenue, prior to consolidation, for the three months ended March 31, 2002. Based on Supplies Distributors' current business plan, we expect to report future cost of product revenue of approximately $57 million per quarter in calendar year 2003.

     Cost of Net Service Fee Revenue. Cost of net service fee revenue was $4.9 million for the three months ended March 31, 2003, as compared to $5.3 million during the three months ended March 31, 2002, a decrease of $0.4 million or 7.4%. The resulting service fee gross profit was $1.7 million or 25.7% of net service fee revenue, during the three months ended March 31, 2003 as compared to $3.0 million, or 36.2% of net service fee revenue for the three months ended March 31, 2002. Our gross profit as a percent of net service fee revenue decreased in the current period primarily as a result of the elimination of the service fee revenue affiliate and resulting gross profit, from services provided under our arrangements with Supplies Distributors and due to the seasonality of our largest client. As we add new service fee revenue in the future, we currently intend to target the underlying contracts to earn an average gross profit percentage of 35-40%.

     Selling, General and Administrative Expenses. SG&A expenses were $6.1 million for the three months ended March 31, 2003, or 9.2% of total net revenues, as compared to $7.0 million, or 84.4% of total net revenues, for the three months ended March 31, 2002. SG&A expenses as a percentage of total net revenues decreased from the prior year due to the increase in total net revenues, resulting from the inclusion of product sales subsequent to the consolidation of Supplies Distributors effective October 1, 2002. SG&A expenses decreased from the prior year due to the restructuring actions, including personnel reductions, which occurred in September 2002. In addition, the prior year SG&A expense included certain incremental sales and marketing costs. These items were partially offset as due to the consolidation of Supplies Distributors, we reclassify certain costs previously characterized as cost of service fee revenue to SG&A. We are targeting our future consolidated SG&A expenses to be between approximately $6.0 million to $7.0 million on a quarterly basis for calendar year 2003.

     Equity in Earnings of Affiliate. For the three months ended March 31, 2002, we recorded $0.5 million of equity in earnings of affiliate that represents our allocation of Supplies Distributors' earnings prior to October 1, 2002. Due to the consolidation of Supplies Distributors, effective October 1, 2002, we no longer report equity in earnings of affiliate, on a consolidated basis, for our ownership of Supplies Distributors in the future.

     Interest Expense. Interest expense was $0.6 million for the three months ended March 31, 2003 as compared to $0.1 million for the three months ended March 31, 2002. The increase in interest expense is due to the consolidation of Supplies Distributors. Based on current estimates of interest rates and borrowing levels, we expect interest expense to be approximately $0.6 million to $0.8 million on a quarterly basis for calendar year 2003.

     Interest Income. Interest income was $0.03 million and $0.3 million for the three months ended March 31, 2003 and 2002, respectively. Effective October 1, 2002 we now report lower consolidated interest income resulting from the elimination of interest income from the Subordinated Note due to PFS from Supplies Distributors upon consolidating Supplies Distributors. Interest income, prior to the consolidation of Supplies Distributors, would have been $0.2 million for the three months ended March 31, 2003. Interest income decreased as compared to the three months ended March 31, 2003, attributable to lower interest rates earned by our cash and cash equivalents and lower balances of cash and cash equivalents.

     Income Taxes. For the three months ended March 31, 2003, we recorded a tax provision of $0.1 million primarily associated with Supplies Distributors' Canadian and European operations. We did not record an income tax benefit associated with our consolidated net loss in our U.S. operations. A valuation allowance has been provided for our net deferred tax assets as of December 31, 2002, which are primarily related to our net operating loss carryforwards. For the three months ended March 31, 2002, we did not record an income tax benefit. We did not record an income tax benefit for our European pre-tax losses in the current or prior period. Due to the consolidation of Supplies Distributors, in the future we anticipate that we will continue to record an income tax provision associated with Supplies Distributors' Canadian and European results of operations.

SUPPLIES DISTRIBUTORS

     In July 2001, we and Inventory Financing Partners, LLC ("IFP") formed Business Supplies Distributors Holdings, LLC ("Holdings"), and Holdings formed a wholly-owned subsidiary, Supplies Distributors ("SD"). Concurrently, SD formed its wholly-owned subsidiaries Supplies Distributors of Canada, Inc. ("SDC") and Supplies Distributors S.A. ("SDSA"), a Belgium corporation (collectively with Holdings, SD, SDC and SDSA, "Supplies Distributors"). Supplies Distributors acts as master distributors of various IBM and other products and, pursuant to a transaction management services agreement between us and Supplies Distributors, we provide transaction management and fulfillment services to Supplies Distributors. We made an initial equity investment in Holdings for a 49% voting interest, and IFP made an equity investment for a 51% voting interest. Certain officers and directors of PFSweb owned, individually, a 9.8% non-voting interest, and, collectively, a 49% non-voting interest, in IFP. In addition to our equity investment in Holdings, we have also provided Supplies Distributors with a subordinated loan that, as of March 31, 2003, had an outstanding balance of $8.0 million and accrued interest at a rate of approximately 10%.

     On September 27, 2001, Supplies Distributors entered into short-term credit facilities with IBM Credit Corporation ("IBM Credit") and IBM Belgium Financial Services S.A. ("IBM Belgium") to finance its distribution of IBM products. We provided a collateralized guaranty to secure the repayment of these credit facilities. As of March 31, 2003, the subsequently amended asset-based credit facilities provided financing for up to $27.5 million and up to 12.5 million Euros (approximately $13.5 million) with IBM Credit and IBM Belgium, respectively. These agreements expire in March 2004

     In March 2002, Supplies Distributors also entered into a loan and security agreement with Congress Financial Corporation (Southwest) ("Congress") to provide financing for up to $25 million of eligible accounts receivables in the U.S. and Canada. The Congress facility expires on the earlier of three years or the date on which the parties to the IBM Master Distributor Agreement shall no longer operate under the terms of such agreement and/or IBM no longer supplies products pursuant to such agreement. In March 2002, SDSA entered into a two year factoring agreement with Fortis Commercial Finance N.V. ("Fortis") to provide factoring for up to 7.5 million Euros (approximately $8.1 million) of eligible accounts receivables. Borrowings under this agreement can be either cash advances or straight loans, as defined.

     These credit facilities contain cross default provisions, various restrictions upon the ability of Holdings, SD and SDSA to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as cash flow from operations, annualized revenue to working capital, net profit after tax to revenue, minimum net worth and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, we are required to maintain a subordinated loan to Supplies Distributors of no less than $8.0 million, maintain restricted cash of less than $5.0 million, are restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure and a minimum shareholders' equity of at least $18.0 million. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or SDSA under these facilities if SD, SDC or SDSA is unable to do so. We have also provided a guarantee of the obligations of SD and SDSA to IBM, excluding the trade payables that are financed by IBM credit.

     Effective October 1, 2002, we purchased the remaining 51% interest in Holdings from IFP.

     Pursuant to the terms of our transaction management services agreement with Supplies Distributors, we earned service fees, which are reported as service fee revenue, affiliate in the accompanying unaudited interim condensed consolidated financial statements (prior to the consolidation of Supplies Distributors' results of operations effective October 1, 2002), of approximately $1.5 million for the three months ended March 31, 2002.

     Prior to the consolidation of Supplies Distributors' operating results effective October 1, 2002, we recorded our interest in Supplies Distributors' net income, which was allocated and distributed to the owners pursuant to the terms of Supplies Distributors' operating agreement, under the modified equity method, which resulted in us recording our allocated earnings of Supplies Distributors or 100% of Supplies Distributors' losses and our proportionate share of Supplies Distributors' cumulative foreign currency translation adjustments. Pursuant to Supplies Distributors' operating agreement, Supplies Distributors allocated its earning and distributed its cash flow, as defined, in the following order of priority: first, to IFP until it received a one-time amount equal to its capital contribution of $0.25 million; second, to IFP until it received an amount equal to a 35% cumulative annual return on its capital contribution; third, to PFSweb until it received a one-time amount equal to its capital contribution of $0.75 million; fourth, to PFSweb until it received an amount equal to a 35% cumulative annual return on its capital contribution; and fifth, to PFSweb and IFP, pro rata, in accordance with their respective capital accounts. We recorded $0.5 million of equity in the earnings of Supplies Distributors for the three months ended March 31, 2002. As a result of our 100% ownership of Supplies Distributors, future earnings and dividends will be allocated and paid 100% to PFSweb. Notwithstanding the foregoing, no distribution could be made if, after giving effect thereto, the net worth of Supplies Distributors would be less than $1.0 million. Under terms of the credit agreements described above, Supplies Distributors is currently limited to annual cash dividends of $0.6 million.

     In the future, as a result of the purchase, we will consolidate 100% of Supplies Distributors financial position and results of operations into our consolidated financial statements. Pro forma net revenues and pro forma net loss for the three months ended March 31, 2002, assuming our purchase of the remaining 51% interest in Supplies Distributors from IFP had occurred in January 2002, would have been $59.9 million and $2.9 million, respectively. The pro forma data includes a $0.2 million extraordinary gain on the purchase from IFP, primarily as a result of the purchase price being less than IFP's capital account. The unaudited pro forma net revenue and pro forma net loss are not necessarily indicative of the consolidated results of operations for future periods or the results of operations that would have been realized had we consolidated Supplies Distributors during the period noted.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $4.0 million for the three months ended March 31, 3003, and primarily resulted from a $7.2 million decrease in inventory, partially offset by cash used to fund operating losses and an increase in accounts receivable of $2.0 million and decrease in accounts payable and accrued expenses of $0.9 million. Net cash used in operating activities was $0.8 million for the three months ended March 31, 2002, and primarily resulted from cash used to fund operating losses and an increase in accounts receivable, partially offset by a decrease in prepaid expenses and other current assets and a decrease in accounts payable, accrued expenses, and deferred income.

     Net cash used in investing activities for the three months ended March 31, 2003 totaled $0.3 million, representing capital expenditures. Net cash used by investing activities totaled $0.6 million for the three months ended March 31, 2002, which primarily included $0.3 million of capital expenditures. Capital expenditures have historically consisted primarily of additions to upgrade our management information systems, including our Internet-based customer tools, other methods of e-commerce and general expansion of and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures in order to support new contracts and anticipated future growth opportunities. We anticipate that our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months will be approximately $2 to $4 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. A portion of these expenditures may be financed through operating or capital leases. We may elect to modify or defer a portion of such anticipated investments in the event that we do not achieve the revenue necessary to support such investments.

     Net cash used in financing activities was approximately $3.4 million for the three months ended March 31, 2003, primarily representing $0.3 million of payments on our long-term debt and capital lease obligations and $2.8 million of payments on debt.

     During the three months ended March 31, 2003, our working capital decreased to $15.0 million from $16.1 million at December 31, 2002 primarily as a result of our operating losses. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including utilizing capital or operating leases, borrowing under our own credit facility, or transferring a portion of our subordinated loan balances, due from Supplies Distributors, to third-parties. In conjunction with certain of these alternatives, we may be required to provide certain letters of credit to secure these arrangements. No assurances can be given that we will be successful in obtaining any additional financing or the terms thereof. We currently believe that our cash position, financing available under our credit facilities and funds generated from operations (including our anticipated revenue growth and/or cost reductions to offset lower than anticipated revenue growth) will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our lease obligations, and additional subordinated loans to Supplies Distributors, if necessary, for at least the next twelve months.

     The following is a schedule of our total contractual cash and other obligations, which is comprised of operating leases, other obligations, which represents $0.1 million of contingent obligations we believe will be paid in the next twelve months, long-term debt and capital leases, including interest (in millions):


                                                                                        TOTAL
                                                                                     CONTRACTUAL
                                                        DEBT AND      CONTRACTUAL    CASH AND
                                                       OPERATING        CAPITAL        OTHER
                                                        LEASES          LEASES      OBLIGATIONS
                                                      ----------     ----------     -----------
Twelve Months Ended March 31,
  2003 ..........................................     $   63,609     $    1,385     $    64,994
  2004 ..........................................          3,840            763           4,603
  2005 ..........................................          3,150            501           3,651
  2006 ..........................................          2,717            441           3,158
  2007 ..........................................          1,172            425           1,597
  Thereafter ....................................            732             71             803
                                                      ----------     ----------     -----------
          Total contractual cash obligations ....     $   75,220     $    3,586     $    78,806
                                                      ==========     ==========     ===========

     In support of certain debt instruments and leases, as of March 31, 2003, we had $2.9 million of cash restricted as collateral for letters of credit. The letters of credit currently expire at various dates through July 2004, but require renewal through the related debt and lease obligations termination dates. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain Supplies Distributors' credit facilities. As of March 31, 2003, the outstanding balance of our senior credit facilities was approximately $58.4 million. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of stockholders' equity, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. Any requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of March 31, 2003, we were in compliance with all debt covenants and we believe that we will maintain such compliance throughout calendar year 2003. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or its subsidiaries by its lenders, in the event that Supplies Distributors or its subsidiaries are unable to do so. An over-advance would arise in the event borrowings exceeded the maximum amount available under the eligible borrowing base, as defined. We are also required to maintain a minimum subordinated loan to Supplies Distributors of $8.0 million. We have to seek lender approval to increase or decrease this amount. We do not have any other material financial commitments.

     In September 2002, we implemented a restructuring plan and terminated approximately 10% of our workforce. As a result of the terminations and certain asset write-offs recorded during the three months ended September 30, 2002, we believe we have reduced our annual operating expenses by approximately $5 million to $6 million. We also continue to seek out other non-payroll related operating expense reductions that could impact this amount further.

     We currently believe that we are still operating with and incurring costs applicable to excess physical capacity in our North American and European operations. We believe that based on our current cost structure, as we add revenue, we will be able to cover our reduced infrastructure costs and reach profitability. We currently estimate that the net service fee revenue needed to leverage our existing infrastructure and cost structure and reach profitability is approximately between $12 million to $13 million per quarter. No assurance can be given that we can achieve such operating levels, or that, if achieved, we will be profitable in any particular fiscal period. We will reevaluate the carrying value of certain of the excess long-lived warehouse operation and information technology infrastructure assets for impairment in

2003, in conjunction with our future operating plans, and determine if additional asset impairment costs should be recognized.

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

     On March 28, 2003, Priority Fulfillment Services, Inc. and Priority Fulfillment Services of Canada, Inc., (both wholly-owned subsidiaries of PFSweb and collectively the "Borrowers") entered into a two year Loan and Security Agreement with Comerica Bank ("Comerica") to provide financing for up to $7.5 million of eligible accounts receivable in the U.S. and Canada. We entered this agreement to supplement our existing cash position, and provide funding for our future operations, including our targeted growth. Borrowings under the Comerica facility will accrue interest at prime rate plus 1%. The agreement contains cross default provisions, various restrictions upon the Borrowers' ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth, as defined, and a minimum liquidity ratio, as defined. The agreement also limits our ability to increase the subordinated loan to Supplies Distributors without the lender's approval. The agreement is secured by all of the assets of the Borrowers, as well as a guarantee of PFSweb.

CONTINUED LISTING ON NASDAQ SMALLCAP MARKET

     In June 2002, the NASDAQ approved our transition from the NASDAQ National Market System to the NASDAQ SmallCap Market. Our securities began trading on the NASDAQ SmallCap Market on June 10, 2002.

     This transition occurred in response to NASDAQ Marketplace Rule 4450(a)(5), which requires a minimum bid price of $1.00 for continued listing on the NASDAQ National Market. The SmallCap Market also has a minimum bid price of $1.00 per share. However, as compared to the 90 day grace period provided by the NASDAQ National Market, the SmallCap Market currently has a longer minimum bid price grace period of 180 days from receipt of NASDAQ Delisting Notification (February 14, 2002 for the Company). This grace period extended us through August 13, 2002.

     Due to our compliance with the initial listing requirements for the NASDAQ SmallCap Market, on August 14, 2002 we were provided an additional 180 day grace period, or until February 10, 2003 to regain compliance. In March 2003, we were provided an additional 90 day grace period, or until May 12, 2003, to regain compliance. On May 14, 2003, we received a NASDAQ Staff Determination letter, indicating that we no longer comply with the $1 minimum bid price requirement for continued listing and that our common stock is, therefore, subject to delisting from the NASDAQ SmallCap Market at the opening of business on May 23, 2003. We will request a hearing to appeal this notice. Our hearing request will defer delisting until the NASDAQ Listing Qualifications Panel reaches a decision. Until then, our common stock will remain listed and will continue to trade on the NASDAQ SmallCap Market. There can be no assurance as to when the Panel will reach a decision or that such a decision will be favorable to us. If we subsequently decide not to appeal the delisting notice, or if the Panel denies the appeal, our securities may be immediately eligible for quotation on the OTC Bulletin Board. The delisting of our common stock could have a material adverse effect on the market price of, and the efficiency of the trading market for, our common stock.

 SEASONALITY

     The seasonality of our business is dependent upon the seasonality of our clients' business and their sale of their products. Accordingly, our management must rely upon the projections of our clients in assessing quarterly variability. We believe that with our current client mix, our service fee business activity will be at it lowest in the quarter ended March 31 and at its highest in the quarter ended June 30. We expect our Supplies Distributors business to be seasonally strong in the December quarter of each year.

     We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.

INFLATION

     Management believes that inflation has not had a material effect on our operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this standard did not have a material impact on the consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of this standard did not have a material impact on the consolidated financial statements.

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

     In January 2003, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN No. 45 requires a company to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. The measurement provisions of this statement apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure provisions of the statement apply to financial statements for periods ending after December 15, 2002. We adopted the disclosure provisions of the statement as of December 31, 2002 and the measurement provisions of this statement during the three months ended March 31, 2003. The adoption of this statement did not have a material effect on the consolidated financial statements.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003. We adopted the provisions of FIN No. 46 during the three months ended March 31, 2003. The adoption of the statement did not have a material effect on the consolidated financial statements.

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

CRITICAL ACCOUNTING POLICIES

     A description of critical accounting policies is included in Note 2 to the accompanying unaudited interim condensed consolidated financial statements. For other significant accounting policies, see Note 2 to the consolidated financial statements in our December 31, 2002 Annual Report on Form 10-K.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to various market risks including interest rates on its financial instruments and foreign exchange rates.

Interest Rate Risk

Our interest rate risk is limited to our outstanding balances on our inventory and working capital financing agreements, loan and security agreement and factoring agreement for the financing of inventory, accounts receivable and certain other receivables, which amounted to $57.1 million at March 31, 2003. A 100 basis point movement in interest rates would result in approximately $0.2 million annualized increase or decrease in interest expense based on the outstanding balance of these agreements at March 31, 2003.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits:

         EXHIBIT
           NO.               DESCRIPTION OF EXHIBITS
         -------             -----------------------

          3.1*     Amended and Restated Certificate of Incorporation

          3.2*     Amended and Restated Bylaws

         10.1**   Loan and Security Agreement by and between Comerica Bank -
                  California ("Bank") and Priority Fulfillment Services, Inc.
                  ("Priority") and Priority Fulfillment Services of Canada, Inc.
                  ("Priority Canada")

         10.2**   Unconditional Guaranty of PFSweb, Inc. to Comerica
                  Bank-California

         10.3**   Security Agreement of PFSweb, Inc. to Comerica Bank-California

         10.4**   Intellectual Property Security Agreement between Priority
                  Fulfillment Services, Inc. and Comerica Bank-California

         10.5**   Amendment 2 to Amended and Restated Platinum Plan Agreement
                  (with Invoice Discounting) by and among Supplies Distributors,
                  S.A., Business Supplies Distributors B.V., PFSweb B.V., and
                  IBM Belgium Financial Services S.A.

         10.6** Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplied
                  Distributors, Inc., Priority Fulfillment Services, Inc.,
                  PFSweb, Inc., and IBM Credit LLC

         99.1**   Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002

         99.2**   Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002

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

Date:     May 15, 2003




                                                  PFSweb, Inc.

                                                  By: /s/ Thomas J. Madden
                                                      -------------------------
                                                      Thomas J. Madden
                                                      Chief Financial Officer,
                                                      Chief Accounting Officer,
                                                      Executive Vice President

                  CERTIFICATIONS OF PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

I, Mark Layton, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PFSweb, Inc.;

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

Date:  May 15, 2003
       -----------------------

By:    /s/ Mark C. Layton
       -----------------------
       Chief Executive Officer

                  CERTIFICATIONS OF PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

I, Tom Madden, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PFSweb, Inc.;

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

Date:  May 15, 2003
       ---------------------------

By:    /s/ Thomas J. Madden
       ---------------------------
       Chief Financial Officer and
       Chief Accounting Officer

                                INDEX TO EXHIBITS


EXHIBIT
  NO.                        DESCRIPTION OF EXHIBITS
-------                      -----------------------
 3.1*          Amended and Restated Certificate of Incorporation

 3.2*          Amended and Restated Bylaws

10.1**         Loan and Security Agreement by and between Comerica Bank -
               California ("Bank") and Priority Fulfillment Services, Inc.
               ("Priority") and Priority Fulfillment Services of Canada, Inc.
               ("Priority Canada")

10.2**         Unconditional Guaranty of PFSweb, Inc. to Comerica
               Bank-California

10.3**         Security Agreement of PFSweb, inc. to Comerica Bank-California

10.4**         Intellectual Property Security Agreement between Priority
               Fulfillment Services, Inc. and Comerica Bank-California

10.5**         Amendment 2 to Amended and Restated Platinum Plan Agreement (with
               Invoice Discounting) by and among Supplies Distributors, S.A.,
               Business Supplies Distributors B.V., PFSweb B.V., and IBM Belgium
               Financial Services S.A.

10.6** Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplied
               Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb,
               Inc., and IBM Credit LLC

99.1**         Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002

99.2**         Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002

---------
* Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

**   Filed herewith