Form 10-Q
period 2003-06-30
PFSWEB INC
filed 2003-08-14
CIK 1095315

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2003

                                       OR

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from _______ to _______

                        Commission File Number 000-28275

                                  PFSWEB, INC.
                                  ------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  75-2837058
------------------------------------       -------------------------------------
      (State of Incorporation)                  (I.R.S. Employer I.D. No.)

500 NORTH CENTRAL EXPRESSWAY, PLANO, TEXAS                75074
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

                        Yes [X]             No [ ]

At August 11, 2003 there were 18,640,914 shares of registrant's common stock outstanding, excluding 86,300 shares of common stock in treasury.

                          PFSWEB, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                  JUNE 30, 2003

                                      INDEX

                                                                                                         PAGE NUMBER
                                                                                                         -----------
PART I. FINANCIAL INFORMATION

      Item 1.     Financial Statements:
                      Condensed Consolidated Balance Sheets as of June 30, 2003
                           (unaudited) and December 31, 2002..........................................        3

                      Unaudited Interim Condensed Consolidated Statements of Operations
                           for the Three and Six Months Ended June 30, 2003 and 2002..................        4

                      Unaudited Interim Condensed Consolidated Statements of Cash Flows
                           for the Six Months Ended June 30, 2003 and 2002............................        5

                      Notes to Unaudited Interim Condensed Consolidated Financial Statements..........        6

      Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ............................................       17

      Item 3.     Quantitative and Qualitative Disclosure about Market Risk ..........................       26

      Item 4.     Controls and Procedures ............................................................       26

PART II. OTHER INFORMATION

      Item 1.     Legal Proceedings ..................................................................       28

      Item 2.     Changes in Securities and Use of Proceeds ..........................................       28

      Item 3.     Defaults Upon Senior Securities ....................................................       28

      Item 4.     Submission of Matters to a Vote of Security Holders.................................       28

      Item 5.     Other Information ..................................................................       28

      Item 6.     Exhibits and Reports on Form 8-K ...................................................       28

SIGNATURES ...........................................................................................       30

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          PFSWEB, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         June 30,        December 31,
                                                                                           2003              2002
                                                                                        -----------      ------------
                                                                                        (Unaudited)
                                    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents .....................................................     $     9,880      $      8,595
    Restricted cash ...............................................................             835             1,016
    Accounts receivable, net of allowance for doubtful accounts of $731
         and $411 at June 30, 2003 and December 31, 2002, respectively ............          34,929            29,961
    Inventories, net ..............................................................          37,181            46,291
    Other receivables .............................................................           4,012             3,417
    Prepaid expenses and other current assets .....................................           3,082             2,888
                                                                                        -----------      ------------
                  Total current assets ............................................          89,919            92,168
                                                                                        -----------      ------------

PROPERTY AND EQUIPMENT, net .......................................................          10,221            11,695
RESTRICTED CASH ...................................................................           2,849             2,878
OTHER ASSETS ......................................................................             170               285
                                                                                        -----------      ------------

                  Total assets ....................................................     $   103,159      $    107,026
                                                                                        ===========      ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt and capital lease obligations ...............     $    58,154      $     60,863
    Trade accounts payable ........................................................           8,120             7,317
    Accrued expenses ..............................................................           7,274             7,862
                                                                                        -----------      ------------
                  Total current liabilities .......................................          73,548            76,042
                                                                                        -----------      ------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current
      portion .....................................................................           2,418             3,094
OTHER LIABILITIES .................................................................           1,190             1,420
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized; none
      issued and outstanding ......................................................              --                --
    Common stock, $0.001 par value; 40,000,000 shares authorized;
      18,515,171 and 18,397,983 shares issued at June 30, 2003 and December 31,
      2002, respectively; and 18,428,871 and 18,311,683 outstanding at
      June 30, 2003 and December 31, 2002, respectively ...........................              19                18
    Additional paid-in capital ....................................................          52,125            52,094
    Accumulated deficit ...........................................................         (26,864)          (25,557)
    Accumulated other comprehensive income ........................................             808                --
    Treasury stock at cost, 86,300 shares at June 30, 2003 and December 31, 2002 ..             (85)              (85)
                                                                                        -----------      ------------
                  Total shareholders' equity ......................................          26,003            26,470
                                                                                        -----------      ------------

                  Total liabilities and shareholders' equity ......................     $   103,159      $    107,026
                                                                                        ===========      ============

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

                          PFSWEB, INC. AND SUBSIDIARIES

        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  Three Months Ended                   Six Months Ended
                                                                       June 30,                            June 30,
                                                            ------------------------------      ------------------------------
                                                                2003              2002              2003              2002
                                                            ------------      ------------      ------------      ------------
REVENUES:
    Product revenue, net ..............................     $     63,137      $          -      $    122,856      $          -
                                                            ------------      ------------      ------------      ------------
    Gross service fee revenue .........................           11,279             9,880            18,527            17,706
    Gross service fee revenue, affiliate ..............                -             1,575                 -             3,140
                                                            ------------      ------------      ------------      ------------
      Total gross service fee revenue .................           11,279            11,455            18,527            20,846
    Less pass-through charges .........................              798             1,117             1,438             2,190
                                                            ------------      ------------      ------------      ------------
       Net service fee revenues .......................           10,481            10,338            17,089            18,656
                                                            ------------      ------------      ------------      ------------
      Total net revenues ..............................           73,618            10,338           139,945            18,656
                                                            ------------      ------------      ------------      ------------
COSTS OF REVENUES:
    Cost of product revenue ...........................           59,585                 -           115,992                 -
    Cost of net service fee revenue ...................            6,414             6,451            11,327            11,755
                                                            ------------      ------------      ------------      ------------
      Total costs of revenues .........................           65,999             6,451           127,319            11,755
                                                            ------------      ------------      ------------      ------------
      Gross profit ....................................            7,619             3,887            12,626             6,901

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ..........            6,443             6,949            12,555            13,967
                                                            ------------      ------------      ------------      ------------
      Income (loss) from operations ...................            1,176            (3,062)               71            (7,066)

EQUITY IN EARNINGS OF AFFILIATE .......................                -               386                 -               898
INTEREST EXPENSE ......................................              558                67             1,196               150
INTEREST INCOME .......................................              (52)             (335)              (82)             (683)
                                                            ------------      ------------      ------------      ------------
      Income (loss) before income taxes ...............              670            (1,043)           (2,408)           (5,635)
INCOME TAX EXPENSE ....................................              203                 -               264                 -
                                                            ------------      ------------      ------------      ------------
      NET INCOME (LOSS) ...............................     $        467      $     (2,408)     $     (1,307)     $     (5,635)
                                                            ============      ============      ============      ============

NET INCOME (LOSS) PER SHARE:
    Basic .............................................     $       0.03      $      (0.13)     $      (0.07)     $      (0.31)
                                                            ============      ============      ============      ============
    Diluted ...........................................     $       0.03      $      (0.13)     $      (0.07)     $      (0.31)
                                                            ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic .............................................           18,429            18,183            18,422            18,166
                                                            ============      ============      ============      ============
    Diluted ...........................................           18,605            18,183            18,422            18,166
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

                          PFSWEB, INC. AND SUBSIDIARIES

        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                          ------------------------------
                                                                                              2003              2002
                                                                                          ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .......................................................................      $     (1,307)     $     (5,635)
    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
       Depreciation and amortization ...............................................             2,355             3,098
       Provision for doubtful accounts .............................................               363                11
       Deferred income taxes .......................................................                42                 -
       Equity in earnings of affiliate .............................................                 -              (898)
       Non-cash compensation expense ...............................................                 6                28
       Changes in operating assets and liabilities:
           Accounts receivables ....................................................            (4,395)           (1,588)
           Inventories, net ........................................................            10,460                 -
           Prepaid expenses, other receivables and other current assets ............              (471)            1,496
           Accounts payable, accrued expenses and deferred income ..................              (381)              247
                                                                                          ------------      ------------
                Net cash provided by (used in) operating activities ................             6,672            (3,241)
                                                                                          ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment ............................................              (481)             (922)
    Decrease (increase) in restricted cash .........................................                51              (154)
    Proceeds from loans to affiliate, net ..........................................                 -             2,855
                                                                                          ------------      ------------
                Net cash provided by (used in) investing activities ................              (430)            1,779
                                                                                          ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on capital lease obligations ..........................................              (558)             (347)
    Decrease in restricted cash ....................................................               239                 -
    Proceeds from issuance of common stock .........................................                32                77
    Proceeds from (payments on) debt, net ..........................................            (4,467)               13
                                                                                          ------------      ------------
                Net cash used in financing activities ..............................            (4,754)             (257)
                                                                                          ------------      ------------

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS ..............................              (203)              174
                                                                                          ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............................             1,285            (1,545)

CASH AND CASH EQUIVALENTS, beginning of period .....................................             8,595            10,669
                                                                                          ------------      ------------

CASH AND CASH EQUIVALENTS, end of period ...........................................      $      9,880      $      9,124
                                                                                          ============      ============

SUPPLEMENTAL CASH FLOW INFORMATION
 Non-cash investing and financing activities:
   Fixed assets acquired under capital leases ......................................      $         64      $        633
                                                                                          ============      ============

     The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   OVERVIEW AND BASIS OF PRESENTATION

PFSWEB OVERVIEW

     PFSweb, Inc. and its subsidiaries are collectively referred to as the "Company," while the term "PFSweb" refers to PFSweb, Inc. and its subsidiaries excluding Business Supplies Distributors Holdings, LLC and its subsidiaries.

     PFSweb is an international provider of integrated business process outsourcing services to major brand name companies seeking to maximize their supply chain efficiencies and to extend their traditional and e-commerce initiatives in the United States, Canada, and Europe. PFSweb offers such services as professional consulting, technology collaboration, managed hosting and internet application development, order management, web-enabled customer contact centers, customer relationship management, financial services including billing and collection services and working capital solutions, information management, option kitting and assembly services, and international fulfillment and distribution services.

SUPPLIES DISTRIBUTORS OVERVIEW

     Business Supplies Distributors Holdings, LLC ("Holdings") and its subsidiaries (collectively "Supplies Distributors") are master distributors of various products, primarily International Business Machines ("IBM") products. Pursuant to transaction management services agreements between PFSweb and Supplies Distributors, PFSweb provides to Supplies Distributors such services as managed web hosting and maintenance, procurement support, web-enabled customer contact center services, customer relationship management, financial services including billing and collection services, information management, and international distribution services. Additionally, IBM and Supplies Distributors have outsourced to Global Marketing Services, Inc. ("GMS") the product demand generation function for the IBM products distributed by Supplies Distributors. Supplies Distributors, via its arrangements with GMS and PFSweb, sells its products in the United States, Canada and Europe.

     All of the agreements between PFSweb and Supplies Distributors were made in the context of a related party relationship and were negotiated in the overall context of PFSweb's and Supplies Distributors' prior arrangement with IBM. Although management generally believes that the terms of these agreements are consistent with fair market values, there can be no assurance that the prices charged to or by each company under these arrangements are not higher or lower than the prices that may be charged by, or to, unaffiliated third parties for similar services.

BASIS OF PRESENTATION

     For the period from July 2001 to September 2002, PFSweb owned 49% of Supplies Distributors and as such the results of Supplies Distributors were not consolidated into the Company's results. The Company's equity interest in Supplies Distributors was presented in the consolidated balance sheet as investment in affiliate prior to October 2002 and the Company's allocation of Supplies Distributors' net income was presented in the consolidated statement of operations as equity in earnings of affiliate for the period from inception (July 2001) to September 2002, including the three and six months ended June 30, 2002. Effective October 1, 2002, the Company purchased the remaining 51% interest in Supplies Distributors from Inventory Financing Partners, LLC ("IFP"). As a result of the purchase, effective October 1, 2002, the Company began consolidating 100% of Supplies Distributors' financial position and results of operations into the Company's consolidated financial statements. The following table presents selected pro forma information, for comparative purposes, assuming the acquisition had occurred on January 1, 2002:

                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                      JUNE 30, 2002           JUNE 30, 2002
                                   ------------------       ----------------
Net revenues....................       $   61,776              $  121,655
                                       ==========              ==========
Net loss........................       $   (2,268)             $   (5,195)
                                       ==========              ==========
Loss per share .................       $    (0.12)             $    (0.29)
                                       ==========              ==========

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The pro forma data for the six months ended June 30, 2002 includes a $0.2 million extraordinary gain on the purchase from IFP, primarily as a result of the purchase price being less than IFP's capital account. The unaudited pro forma net revenue and pro forma net loss are not necessarily indicative of the consolidated results of operations for future periods or the results of operations that would have been realized had Supplies Distributors been consolidated during the period noted.

     The unaudited interim condensed consolidated financial statements as of June 30, 2003, and for the three and six months ended June 30, 2003 and 2002, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of June 30, 2003, its results of operations for the three and six months ended June 30, 2003 and 2002 and its results of cash flows for the six months ended June 30, 2003 and 2002. Results of the Company's operations for interim periods may not be indicative of results for the full fiscal year.

     Certain prior period data has been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income (loss) or shareholders' equity.

2.   SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     All intercompany accounts and transactions have been eliminated in consolidation. Accounts and transactions between PFSweb and Supplies Distributors have been eliminated as of June 30, 2003 and December 31, 2002 and for the three and six months ended June 30, 2003.

INVESTMENT IN AFFILIATE

     In July 2001, PFSweb purchased a 49% equity interest in Supplies Distributors. Effective October 1, 2002, PFSweb purchased the remaining 51% equity interest of Supplies Distributors. Prior to consolidating Supplies Distributors' financial position and results of operations, PFSweb recorded its interest in Supplies Distributors' net income, which was allocated and distributed to the owners pursuant to the terms of Supplies Distributors' operating agreement, under the modified equity method, which resulted in PFSweb recording its allocated earnings of Supplies Distributors or 100% of Supplies Distributors' losses.

     In addition to the equity investment, PFSweb loaned Supplies Distributors monies in the form of a Subordinated Demand Note (the "Subordinated Demand Note"). Under certain new and amended terms of its senior debt facilities, the outstanding balance of the Subordinated Demand Note cannot be increased or decreased without prior approval of the Company's lenders. As of June 30, 2003 and December 31, 2002, the outstanding balance of the Subordinated Demand Note was $8.0 million.

USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses, including allowances for the collectibility of accounts and other receivables and the recoverability of inventory. The recognition and allocation of certain operating expenses, restructuring costs and the determination of costs applicable to client terminations in these consolidated financial statements also required management estimates and assumptions.

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

CONCENTRATION OF BUSINESS AND CREDIT RISK

     The Company's product revenue was primarily generated by sales of product purchased under master distributor agreements with one supplier. Sales to three customers accounted for approximately 13%, 11% and 11% of the Company's total product revenues for the six months ended June 30, 2003. Service fee revenue from two clients accounted for approximately 40% and 15% of net service fee revenue for the six months ended June 30, 2003. On a consolidated basis, one client accounted for approximately 16% of the Company's total revenues for the six months ended June 30, 2003. As of June 30, 2003, three customers/clients accounted for approximately 54% of accounts receivable. As of December 31, 2002, three customers/clients accounted for approximately 39% of accounts receivable.

     In conjunction with Supplies Distributors' financing, PFSweb has provided certain collaterized guarantees on behalf of Supplies Distributors. Supplies Distributors' ability to obtain financing on similar terms would be significantly impacted without these guarantees. Additionally, since Supplies Distributors has limited personnel and physical resources, its ability to conduct business could be materially impacted by contract terminations by GMS.

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

INVENTORIES

     Inventories (merchandise, held for resale, all of which are finished goods) are stated at the lower of weighted average cost or market. Supplies Distributors assumes responsibility for slow-moving inventory under the Master Distributor Agreements with IBM. The Company reviews inventory for impairment on a periodic basis, but at a minimum, annually. Recoverability of the inventory on hand is measured by comparison of the carrying value of the inventory to the fair value of the inventory. As of June 30, 2003 and

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, the Company's allowance for slow-moving inventory was approximately $0.2 million and $0.1 million, respectively. Supplies Distributors is able to return product rendered obsolete by IBM engineering changes after customer demand for the product ceases. In the event the Company, Supplies Distributors and IBM do not renew the Master Distributor Agreements, the parties shall mutually agree on a plan of disposition of Supplies Distributors' then existing inventory.

     Inventories include merchandise in-transit that has not been received by the Company but that has been shipped and invoiced by Supplies Distributors' vendors. The corresponding payable for inventories in-transit is included in debt in the accompanying consolidated financial statements.

PROPERTY AND EQUIPMENT

     The Company's property held under capital leases amounted to approximately $3.8 million and $4.3 million, net of accumulated amortization of approximately $4.4 million and $3.5 million, at June 30, 2003 and December 31, 2002, respectively.

STOCK BASED COMPENSATION

     The Company accounts for stock options using the intrinsic-value method as outlined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation and Interpretation of APB No. 25, issued in March 2000. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. The exercise prices of all options granted during the three and six months ended June 30, 2003 and 2002 were equal to the market price of the Company's common stock at the date of grant. As such, no compensation cost was recognized during those periods for stock options granted to employees. The following table shows the pro forma effect on the Company's net income (loss) and income (loss) per share as if compensation cost had been recognized for stock options based on their fair value at the date of the grant. The pro forma effect of stock options on the Company's net income (loss) for those periods may not be representative of the pro forma effect for future periods due to the impact of vesting and potential future awards.

                                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                          JUNE 30,                            JUNE 30,
                                                               ------------------------------      ------------------------------
                                                                   2003              2002              2003              2002
                                                               ------------      ------------      ------------      ------------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss) as reported ............................     $        467      $     (2,408)     $     (1,307)     $     (5,635)
Add: Stock-based non-employee compensation expense
    included in reported net income (loss) ...............                6                 4                 6                28
Deduct: Total stock-based employee and non-employee
    compensation expense determined under fair value
    based method .........................................             (168)             (674)           (1,316)             (312)
                                                               ------------      ------------      ------------      ------------
Pro forma net income (loss), applicable to common stock
    for basic and diluted computations ...................     $        305      $     (3,078)     $     (1,613)     $     (6,923)
                                                               ============      ============      ============      ============
Income (loss) per common share - as reported
    Basic ................................................     $       0.03      $      (0.13)     $      (0.07)     $      (0.31)
                                                               ============      ============      ============      ============
    Diluted ..............................................     $       0.03      $      (0.13)     $      (0.07)     $      (0.31)
                                                               ============      ============      ============      ============
Income (loss) per common share - pro forma
    Basic ................................................     $       0.02      $      (0.17)     $      (0.09)     $      (0.38)
                                                               ============      ============      ============      ============
    Diluted ..............................................     $       0.02      $      (0.17)     $      (0.09)     $      (0.38)
                                                               ============      ============      ============      ============

     During the six months ended June 30, 2003, the Company issued an aggregate of 826,000 options to purchase shares of common stock to officers, directors, employees and consultants of PFSweb.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and classifies them in its statements of financial position. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15,

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2003, and is not expected to have a material impact on the Company's financial statements.

4.   COMPREHENSIVE INCOME (LOSS) (IN THOUSANDS)

                                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                       JUNE 30,                            JUNE 30,
                                                            ------------------------------      ------------------------------
                                                                2003              2002              2003              2002
                                                            ------------      ------------      ------------      ------------
Net income (loss) .....................................     $        467      $     (2,408)     $     (1,307)     $     (5,635)
Other comprehensive income (loss):
     Foreign currency translation
        adjustment ....................................              520             1,313               808               866
                                                            ------------      ------------      ------------      ------------
Comprehensive income (loss) ...........................     $        987      $     (1,095)     $       (499)     $     (4,769)
                                                            ============      ============      ============      ============

5.   NET INCOME (LOSS) PER COMMON SHARE AND COMMON SHARE EQUIVALENT

     Basic and diluted net income (loss) per common share attributable to the Company's common stock were determined based on dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding. For the six months ended June 30, 2003 and the three and six months ended 2002, all outstanding options to purchase common shares were anti-dilutive and have been excluded from the weighted diluted average share computation. For the three months ended June 30, 2003, the effect of dilutive stock options increased the number of weighted average shares outstanding by 176,543 for computing diluted net income per share. As of June 30, 2003 and 2002 there were 5,124,405 and 6,007,797 options outstanding, respectively. There are no other potentially dilutive securities outstanding.

6.   DEBT AND CAPITAL LEASE OBLIGATIONS:

     Debt and capital lease obligations consist of the following (in thousands):

                                                          JUNE 30,       DECEMBER 31,
                                                           2003             2002
                                                        ------------     ------------
Term master lease agreement .......................     $      3,958     $      4,627
Inventory and working capital financing agreements:
     United States ................................           24,669           28,147
     Europe .......................................           11,621           15,219
Loan and security agreements:
     Supplies Distributors ........................           12,966           12,552
     PFSweb .......................................            2,869                -
Factoring agreement, Europe .......................            4,260            3,202
Other .............................................              229              210
                                                        ------------     ------------
     Total ........................................           60,572           63,957
Less current portion of long-term debt ............           58,154           60,863
                                                        ------------     ------------
     Long-term debt, less current portion .........     $      2,418     $      3,094
                                                        ============     ============

INVENTORY AND WORKING CAPITAL FINANCING AGREEMENT, UNITED STATES - SUPPLIES DISTRIBUTORS

     On September 27, 2001, Supplies Distributors entered into a short-term credit facility with IBM Credit LLC (formerly IBM Credit Corporation) to finance its distribution of IBM products in the United States, which has subsequently been amended. The amended asset based credit facility provides financing for eligible IBM inventory and for certain other receivables up to $27.5 million ($30.5 million at December 31, 2002) through its expiration on March 29, 2004. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, cash flow from operations, and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Demand Note receivable balance from Supplies

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Distributors of $8.0 million and a minimum shareholders' equity, as defined, of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 1%. The facility accrues a quarterly commitment fee of 0.375% on the unused portion of the commitment, and a monthly service fee.

INVENTORY AND WORKING CAPITAL FINANCING AGREEMENT, EUROPE - SUPPLIES
DISTRIBUTORS

     On September 27, 2001, Supplies Distributors S.A. ("SDSA"), a Belgium corporation and wholly-owned subsidiary of Supplies Distributors, entered into a short-term credit facility with IBM Belgium Financial Services S.A. ("IBM Belgium") to finance its distribution of IBM products in Europe, which has subsequently been amended. The amended asset based credit facility with IBM Belgium provides up to 12.5 million Euros (approximately $14.3 million) (19.0 million euros, or approximately $21.7 million at December 31, 2002) in financing for eligible IBM inventory and for certain other receivables. The IBM Belgium facility remains in force until not less than 60 days written notice by any party, but no sooner than March 29, 2004. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, cash flow from operations and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Demand Note receivable balance from Supplies Distributors of $8.0 million and a minimum shareholders' equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at Euribor plus 4%. SDSA pays a monthly service fee on the commitment.

LOAN AND SECURITY AGREEMENT - SUPPLIES DISTRIBUTORS

     On March 29, 2002, Supplies Distributors entered into a loan and security agreement with Congress Financial Corporation (Southwest) ("Congress") to provide financing for up to $25 million of eligible accounts receivable in the U.S. and Canada. The Congress facility expires on the earlier of three years or the date on which the parties to the IBM Master Distributor Agreement shall no longer operate under the terms of such agreement and/or IBM no longer supplies products pursuant to such agreement. Borrowings under the Congress facility accrue interest at prime rate plus 0.25% or Eurodollar rate plus 3.0% or on an adjusted basis, as defined. This agreement contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, PFSweb is required to maintain a Subordinated Demand Note to Supplies Distributors of no less than $6.5 million and restricted cash of less than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors entered into Blocked Account Agreements with its banks and Congress whereby a security interest was granted to Congress for all customer remittances received in specified bank accounts.

LOAN AND SECURITY AGREEMENT - PFSWEB

     On March 28, 2003, Priority Fulfillment Services, Inc. and Priority Fulfillment Services of Canada, Inc., (both wholly-owned subsidiaries of PFSweb and collectively the "Borrowers") entered into a two year Loan and Security Agreement with Comerica Bank ("Comerica") to provide financing for up to $7.5 million of eligible accounts receivable in the U.S. and Canada. Borrowings under the Comerica facility accrue interest at prime rate plus 1%. The agreement contains cross default provisions, various restrictions upon the Borrowers' ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth, as defined, of

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$19.0 million and a minimum liquidity ratio, as defined. The agreement restricts the amount of the Subordinated Demand Note to a maximum of $8.0 million. The agreement is secured by all of the assets of the Borrowers, as well as a guarantee of PFSweb.

FACTORING AGREEMENT - SUPPLIES DISTRIBUTORS

     On March 29, 2002, SDSA entered into a two year factoring agreement with Fortis Commercial Finance N.V. ("Fortis") to provide factoring for up to 7.5 million euros (approximately $8.6 million) (originally 10 million euros, amended in October 2002) of eligible accounts receivables, which has subsequently been amended. Borrowings under this agreement can be either cash advances or straight loans, as defined. Cash advances accrue interest at 7.9%, or on an adjusted basis as defined, and straight loans accrue interest at Euribor plus 1.4% for the agreement's first year and Euribor plus 1.3% for the agreement's second year. This agreement contains various restrictions upon the ability of SDSA to, among other things, merge, consolidate, incur indebtedness, as well as financial covenants, such as minimum net worth. This agreement is secured by a guarantee of Supplies Distributors, up to a maximum of 200,000 euros.

DEBT COVENANTS

     To the extent PFSweb or Supplies Distributors fail to comply with their covenants, including the monthly financial covenant requirements and required minimum level of consolidated stockholders' equity ($19.0 million), as defined, and the lenders accelerate the repayment of the credit facility obligations, the Company would be required to repay all amounts outstanding thereunder. Any acceleration of the repayment of the credit facilities would have a material adverse impact on the Company's financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. At June 30, 2003, PFSweb and Supplies Distributors were in compliance with all debt covenants.

     PFSweb has also provided a guarantee of the obligations of Supplies Distributors and SDSA to IBM, excluding the trade payables that are financed by IBM credit.

7.   SUPPLIES DISTRIBUTORS AND OTHER RELATED PARTIES

SUPPLIES DISTRIBUTORS

     In September 2001, PFSweb made an equity investment of $0.75 million in Supplies Distributors, for a 49% voting interest, and IFP made an equity investment of $0.25 million in Supplies Distributors for a 51% voting interest. Certain officers and directors of PFSweb owned, individually, a 9.8% non-voting interest, and, collectively, a 49% non-voting interest, in IFP. Effective October 1, 2002, PFSweb purchased the remaining 51% interest in Supplies Distributors from IFP for $0.3 million.

     Pursuant to the terms of PFSweb's transaction management services agreement with Supplies Distributors, PFSweb earned service fees, which, prior to the consolidation effective October 1, 2002, are reported as service fee revenue, affiliate in the accompanying consolidated financial statements, of approximately $1.5 million and $3.0 million for the three and six months, respectively, ended June 30, 2002.

     Pursuant to Supplies Distributors' operating agreement, prior to the October 1, 2002 acquisition date, Supplies Distributors allocated its earning and distributed its cash flow, as defined, in the following order of priority: first, to IFP until it received a one-time amount equal to its capital contribution of $0.25 million; second, to IFP until it received an amount equal to a 35% cumulative annual return on its capital contribution; third, to PFSweb until it received a one-time amount equal to its capital contribution of $0.75 million; fourth, to PFSweb until it received an amount equal to a 35% cumulative annual return on its capital contribution; and fifth, to PFSweb and IFP, pro rata, in accordance with their respective capital accounts. PFSweb recorded $0.4 million and $0.9 million of equity in the earnings of Supplies Distributors, prior to the October 1, 2002 acquisition, for the three and six months ended June 30, 2002, respectively. As

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

a result of PFSweb's 100% ownership of Supplies Distributors, future earnings and dividends will be allocated and paid 100% to PFSweb. Under the terms of its amended credit agreements, Supplies Distributors is currently restricted from paying annual cash dividends without the prior approval of its lenders. In March 2003, Supplies Distributors received lender approval for a distribution to PFSweb of up to $600,000, none of which has been declared.

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

8.   RESTRUCTURING

     In September 2002, the Company implemented a restructuring plan that resulted in the termination of approximately 60 employees, of which 20 were hourly employees. The Company recorded $1.2 million for severance and other termination costs, of which $0.8 million was paid during the year ended December 31, 2002, and $0.1 million and $0.2 million were paid during the three and six months ended June 30, 2003, respectively. The remaining $0.2 million at June 30, 2003 is included in accrued expenses and is expected to be paid by March 2004. The Company did not finalize all restructuring activities as of December 31, 2002, and expects to incur an additional amount totaling $0.5 million to $1.0 million of restructuring charges during calendar year 2003.

9.   COMMITMENTS AND CONTINGENCIES

     On August 12, 2003, we received a NASDAQ Listing Qualifications Panel Notification that PFSweb has evidenced compliance with all NASDAQ SmallCap Market listing requirements. Accordingly, our stock will continue to be traded on The NASDAQ SmallCap Market. The Panel has closed our hearing file, and PFSweb's common stock will not be subject to delisting.

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

                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                  JUNE 30,                      JUNE 30,
                                          ------------------------      -----------------------
                                            2003           2002           2003          2002
                                          ---------      ---------      ---------     ---------
Revenues (in thousands):
  PFS.............................        $  12,530      $  10,338      $  21,058     $  18,656
  Supplies Distributors...........           63,137              -        122,856             -
  Eliminations....................           (2,049)             -         (3,969)            -
                                          ----------     ---------      ----------    ---------
                                          $  73,618      $  10,338      $ 139,945     $  18,656
                                          =========      =========      =========     =========

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                               JUNE 30,       DECEMBER 31,
                                                 2003             2002
                                             ------------     ------------
Long-lived assets (in thousands):
 PFS ...................................     $     10,221     $     11,710
  Supplies Distributors ................               21               35
                                             ------------     ------------
                                             $     10,242     $     11,745
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

     -   our dependence upon our agreements with IBM;

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

     -   our dependency on key personnel;

     -   our ability to raise additional capital or obtain additional financing;

     - our relationship with and our guarantees of the working capital indebtedness of our subsidiary, Supplies Distributors;

     - our ability or the ability of our subsidiaries to borrow under current financing arrangements and maintain compliance with debt covenants; and

     -   the continued listing of our common stock on the NASDAQ SmallCap
         Market.

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

     Our service fee revenue is typically charged on a percent of shipped revenue basis or a per-transaction basis, such as a per-minute basis for web-enabled customer contact center services and a per-item basis for fulfillment services. Additional fees are billed for other services. We price our services based on a variety of factors, including the depth and complexity of the services provided, the amount of capital expenditures or systems customization required, the length of contract and other factors. Many of our contracts with our clients involve third-party vendors who provide additional services such as package delivery. The costs we are charged by these third-party vendors for these services are passed on to our clients (and, in many cases, our clients' customers). Our billings for reimbursements of these and other `out-of-pocket' expenses, such as travel, shipping and handling costs and telecommunication charges are included in gross service fee revenue. The related reimbursable costs are reflected as pass-through charges and reduce total gross service fee revenue in computing net service fee revenue.

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

     Our expenses are comprised of:

     - subsequent to October 1, 2002 and currently, cost of product revenue, which consists of the price of product sold and freight costs and is reduced by certain reimbursable expenses such as pass through customer marketing programs, direct costs incurred in passing on any price decreases offered by IBM to Supplies Distributors customers to cover price protection and certain special bids, the cost of products provided to replace defective product returned by customers and certain other expenses as defined under the master distributor agreements;

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

                                                            Three Months Ended              Six Months Ended
                                                                  June                            June
                                                         ------------------------       ------------------------
                                                           2003           2002            2003           2002
                                                         ---------      ---------       ---------      ---------
                                                        (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)
Product revenue.....................................       85.8%             --%           87.8%            --%
                                                           ----           -----           -----          -----
Gross service fee revenue ..........................       15.3            95.6            13.2           94.9
Gross service fee revenue, affiliate ...............         --            15.2              --           16.8
                                                           ----           -----           -----          -----
       Total gross service fee revenue .............       15.3           110.8            13.2          111.7
Pass-through charges ...............................       (1.1)          (10.8)           (1.0)         (11.7)
                                                           ----           -----           -----          -----
Net service fee revenue ............................       14.2           100.0            12.2          100.0
                                                           ----           -----           -----          -----
       Total net revenues ..........................       00.0           100.0           100.0          100.0
                                                           ----           -----           -----          -----
Cost of product revenue (as % of product revenue) ..       94.4              --            94.4             --
Cost of service fee revenue (as % of net
service fee revenue) ...............................       61.2            61.7            66.3           62.2
          Total costs of revenues ..................       89.7            61.7            91.0           62.2
                                                           ----           -----           -----          -----
       Gross profit ................................       10.3            38.3             9.0           37.8
Selling, general and administrative expenses .......        8.8            67.9             9.0           75.7
                                                           ----           -----           -----          -----
       Income (loss) from operations ...............        1.5           (29.6)            0.0          (37.9)
Equity in earnings of affiliate ....................         --             3.7              --            4.8
Interest expense ...................................        0.7             0.6             0.8            0.8
Interest income ....................................       (0.1)           (3.2)           (0.1)          (3.7)
                                                           ----           -----           -----          -----
       Income (loss) before income taxes ...........        0.9           (23.3)           (0.7)         (30.2)
Income tax expense .................................        0.3              --             0.2             --
                                                           ----           -----           -----          -----
       Net income (loss) ...........................        0.6%          (23.3)%          (0.9)%        (30.2)%
                                                           ====           =====           =====          =====

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED JUNE 30, 2003 AND 2002

     Product Revenue. Product revenue was $63.1 million and $122.9 million for the three and six months ended June 30, 2003, respectively, which reflects product sales for Supplies Distributors subsequent to its consolidation effective October 1, 2002 (see "Supplies Distributors"). Supplies Distributors had $52.9 and $106.0 million of product revenue for the three and six months respectively, ended June 30, 2002 prior to consolidation. Based on Supplies Distributors' current business plan, we expect to report future product revenue of approximately $60 million to $65 million per quarter in calendar year 2003.

     Net Service Fee Revenue (including service fee revenue, affiliate). Net service fee revenue was $10.5 million for the three months ended June 30, 2003 as compared to $10.3 million for the three months ended June 30, 2002, an increase of $0.2 million or 1.4%. We earned $0.8 million of service fee revenues in the three months ended June 30, 2003, applicable to new service contract relationships. For the three months ended June 30, 2003, service fee revenues from existing clients increased $1.4 million from the prior period, including the impact of organic client growth and certain incremental projects.
However, these increases were partially offset by (i) $1.5 million applicable to the elimination of service fee revenue, affiliate earned from our arrangements with Supplies Distributors, subsequent to its consolidation effective October 1, 2002, and (ii) the impact of certain client terminations in calendar year 2002, which had generated $0.5 million of net service fee revenue in the prior year period. Net service fee revenue was $17.1 million for the six months ended June 30, 2003 as compared to $18.7 million for the six months ended June 30, 2002, a decrease of $1.6 million or 8.4%. We earned $1.6 million of service fee revenues in the six months ended June 30, 2003, applicable to new service contract relationships. For the six months ended June 30, 2003, service fee revenues from existing clients increased $0.9 million from the prior period. However, these increases were more than offset primarily by (i) $3.0 million applicable to the elimination of service fee revenue, affiliate earned from our arrangements with Supplies Distributors, subsequent to its consolidation effective October 1, 2002, and (ii) the impact of certain client terminations in calendar year 2002, which had generated $1.1 million of net service fee revenue in the prior year period. Net service fee revenue during the June quarter is higher than other quarters due to the seasonality of our largest client.

     Cost of Product Revenue. Cost of product revenue was $59.6 million and $116.0 million for the three and six months ended June 30, 2003, which reflects cost of product sales for Supplies Distributors subsequent to its consolidation effective October 1, 2002. Cost of product revenue as a percent of product revenue was 94.4% during the three and six months ended June 30, 2003. The resulting gross profit margin was 5.6% for the three and six months ended June 30, 2003. Supplies Distributors had $49.8 million and $99.9 million of cost of product revenue, prior to consolidation, for the three and six months ended June 30, 2002, respectively. Based on Supplies Distributors' current business plan, we expect to report future cost of product revenue of approximately $57 million to $62 million per quarter in calendar year 2003.

     Cost of Net Service Fee Revenue. Cost of net service fee revenue was $6.4 million for the three months ended June 30, 2003, as compared to $6.5 million during the three months ended June 30, 2002, a decrease of $0.1 million or 0.6%. The resulting service fee gross profit was $4.1 million or 38.8% of net service fee revenue, during the three months ended June 30, 2003 as compared to $3.9 million, or 37.6% of net service fee revenue for the three months ended June 30, 2002. Our gross profit as a percent of net service fee revenue increased in the current period primarily due to the seasonality of our largest client offset by the elimination of the service fee revenue affiliate and resulting gross profit, from services provided under our arrangements with Supplies Distributors. Cost of net service fee revenue was $11.3 million for the six months ended June 30, 2003, as compared to $11.8 million during the six months ended June 30, 2002, a decrease of $0.5 million or 3.6%. The resulting service fee gross profit was $5.8 million or 33.7% of net service fee revenue, during the six months ended June 30, 2003 as compared to $6.9 million, or 37.0% of net service fee revenue for the six months ended June 30, 2002. Our gross profit as a percent of net service fee revenue decreased in the current period primarily as a result of the elimination of the service fee revenue affiliate and resulting gross profit, from services provided under our arrangements with Supplies Distributors. As we add new service fee revenue in the future, we currently intend to target the underlying contracts to earn an average gross profit percentage of 35-40%.

     Selling, General and Administrative Expenses. SG&A expenses were $6.4 million for the three months ended June 30, 2003, or 8.8% of total net revenues, as compared to $6.9 million, or 67.2% of total net revenues, for the three months ended June 30, 2002. SG&A expenses were $12.6 million for the six months ended June 30, 2003, or 9.0% of total net revenues, as compared to $14.0 million, or 74.9% of total net revenues, for the six months ended June 30, 2002. SG&A expenses as a percentage of total net revenues decreased from the prior year due to the increase in total net revenues, resulting from the inclusion of product sales subsequent to the consolidation of Supplies Distributors effective October 1, 2002. SG&A expenses decreased from the prior year due to the restructuring actions, including personnel reductions, which occurred in September 2002. In addition, the prior year SG&A expense included certain incremental sales and marketing costs. These items were partially offset as due to the consolidation of Supplies Distributors, we reclassify certain costs previously characterized as cost of service fee revenue to SG&A. We are targeting our future consolidated SG&A expenses to be between approximately $6.0 million to $7.0 million on a quarterly basis for calendar year 2003.

     Equity in Earnings of Affiliate. For the three and six months ended June 30, 2002, we recorded $0.4 million and $0.9 million, respectively, of equity in earnings of affiliate that represents our allocation of Supplies Distributors' earnings prior to October 1, 2002. Due to the consolidation of Supplies Distributors, effective October 1, 2002, we no longer report equity in earnings of affiliate, on a consolidated basis, for our ownership of Supplies Distributors.

     Interest Expense. Interest expense was $0.6 million for the three months ended June 30, 2003 as compared to $0.1 million for the three months ended June 30, 2002. Interest expense was $1.2 million for the six months ended June 30, 2003 as compared to $0.2 million for the six months ended June 30, 2002. The increase in interest expense is due to the consolidation of Supplies Distributors. Based on current estimates of interest rates and borrowing levels, we expect interest expense to be approximately $0.6 million to $0.8 million on a quarterly basis for calendar year 2003.

     Interest Income. Interest income was $0.1 million and $0.3 million for the three months ended June 30, 2003 and 2002, respectively. Interest income was $0.1 million and $0.7 million for the six months ended June 30, 2003 and 2002, respectively. Effective October 1, 2002 we now report lower consolidated interest income resulting from the elimination of interest income from the Subordinated Note due to PFS from Supplies Distributors upon consolidating Supplies Distributors. Interest income, prior to the consolidation of Supplies Distributors, would have been $0.2 million and $0.5 million for the three and six months ended June 30, 2003 respectively. Interest income decreased as compared to the three and six months ended June 30, 2003, respectively, attributable to lower interest rates earned by our cash and cash equivalents and lower balances of cash and cash equivalents.

     Income Taxes. For the three and six months ended June 30, 2003, we recorded a tax provision of $0.2 million and $0.3 million, respectively, primarily associated with Supplies Distributors' Canadian and European operations. We did not record an income tax benefit associated with our consolidated net loss in our U.S. operations. A valuation allowance has been provided for our net deferred tax assets as of June 30, 2003, which are primarily related to our net operating loss carryforwards. For the three and six months ended June 30, 2002, we did not record an income tax benefit. We did not record an income tax benefit for our PFSweb European pre-tax losses in the current or prior period. Due to the consolidation of Supplies Distributors, in the future we anticipate that we will continue to record an income tax provision associated with Supplies Distributors' Canadian and European results of operations.

SUPPLIES DISTRIBUTORS

     In July 2001, we and Inventory Financing Partners, LLC ("IFP") formed Business Supplies Distributors Holdings, LLC ("Holdings"), and Holdings formed a wholly-owned subsidiary, Supplies Distributors ("SD"). Concurrently, SD formed its wholly-owned subsidiaries Supplies Distributors of Canada, Inc. ("SDC") and Supplies Distributors S.A. ("SDSA"), a Belgium corporation (collectively with Holdings, SD, SDC and SDSA, "Supplies Distributors"). Supplies Distributors acts as master distributors of various IBM and other products and, pursuant to a transaction management services agreement between us and Supplies Distributors, we provide transaction management and fulfillment services to Supplies Distributors. We made an initial equity investment in Holdings for a 49% voting interest, and IFP made an equity investment for a 51% voting interest. Certain officers and directors of PFSweb owned, individually, a 9.8% non-voting interest, and, collectively, a 49% non-voting interest, in IFP. In addition to our equity investment in Holdings, we have also provided Supplies Distributors with a subordinated loan that, as of June 30, 2003, had an outstanding balance of $8.0 million and accrued interest at a rate of approximately 10%.

     On September 27, 2001, Supplies Distributors entered into short-term credit facilities with IBM Credit Corporation ("IBM Credit") and IBM Belgium Financial Services S.A. ("IBM Belgium") to finance its distribution of IBM products. We provided a collateralized guaranty to secure the repayment of these credit facilities. As of June 30, 2003, the subsequently amended asset-based credit facilities provided financing for up to $27.5 million and up to 12.5 million Euros (approximately $14.3 million) with IBM Credit and IBM Belgium, respectively. These agreements expire in March 2004

     In March 2002, Supplies Distributors also entered into a loan and security agreement with Congress Financial Corporation (Southwest) ("Congress") to provide financing for up to $25 million of eligible accounts receivables in the U.S. and Canada. The Congress facility expires on the earlier of three years or the date on which the parties to the IBM Master Distributor Agreement shall no longer operate under the terms of such agreement and/or IBM no longer supplies products pursuant to such agreement. In March 2002, SDSA entered into a two year factoring agreement with Fortis Commercial Finance N.V. ("Fortis") to provide factoring for up to 7.5 million Euros (approximately $8.6 million) of eligible accounts receivables. Borrowings under this agreement can be either cash advances or straight loans, as defined.

     These credit facilities contain cross default provisions, various restrictions upon the ability of Holdings, SD and SDSA to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as cash flow from operations, annualized revenue to working capital, net profit after tax to revenue, minimum net worth and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, we are required to maintain a subordinated loan to Supplies Distributors of no less than $8.0 million, maintain restricted cash of less than $5.0 million, are restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure and a minimum shareholders' equity, as defined, of at least $18.0 million. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or SDSA under these facilities if SD, SDC or SDSA is unable to do so. We have also provided a guarantee of the obligations of SD and SDSA to IBM, excluding the trade payables that are financed by IBM credit.

     Effective October 1, 2002, we purchased the remaining 51% interest in Holdings from IFP.

     Pursuant to the terms of our transaction management services agreement with Supplies Distributors, we earned service fees, which are reported as service fee revenue, affiliate in the accompanying unaudited interim condensed consolidated financial statements (prior to the consolidation of Supplies Distributors' results of operations effective October 1, 2002), of approximately $1.5 million and $3.0 million for the three and six months ended June 30, 2002, respectively.

     Prior to the consolidation of Supplies Distributors' operating results effective October 1, 2002, we recorded our interest in Supplies Distributors' net income, which was allocated and distributed to the owners pursuant to the terms of Supplies Distributors' operating agreement, under the modified equity method, which resulted in us recording our allocated earnings of Supplies Distributors or 100% of Supplies Distributors' losses and our proportionate share of Supplies Distributors' cumulative foreign currency translation adjustments. Pursuant to Supplies Distributors' operating agreement, Supplies Distributors allocated its earning and distributed its cash flow, as defined, in the following order of priority: first, to IFP until it received a one-time amount equal to its capital contribution of $0.25 million; second, to IFP until it received an amount equal to a 35% cumulative annual return on its capital contribution; third, to PFSweb until it received a one-time amount equal to its capital contribution of $0.75 million; fourth, to PFSweb until it received an amount equal to a 35% cumulative annual return on its capital contribution; and fifth, to PFSweb and IFP, pro rata, in accordance with their respective capital accounts. We recorded $0.4 million and $0.9 million of equity in the earnings of Supplies Distributors for the three and six months ended June 30, 2002, respectively. As a result of our 100% ownership of Supplies Distributors, future earnings and dividends will be allocated and paid 100% to PFSweb. Notwithstanding the foregoing, no distribution could be made if, after giving effect thereto, the net worth of Supplies Distributors would be less than $1.0 million. Under terms of the credit agreements described above, Supplies Distributors is currently limited to annual cash dividends of $0.6 million. In March 2003, Supplies Distributors received lender approval for a distribution to us of up to $600,000, none of which has been declared.

     Beginning October 1, 2002, as a result of the purchase, we now consolidate 100% of Supplies Distributors financial position and results of operations into our consolidated financial statements. Pro forma net revenues and pro forma net loss for the three months ended June 30, 2002, assuming our purchase of the remaining 51% interest in Supplies Distributors from IFP had occurred in January 2002, would have been $61.8 million and $2.3 million, respectively. Pro forma net revenues and pro forma net loss for the six months ended June 30, 2002, assuming our purchase of the remaining 51% interest in Supplies Distributors from IFP had occurred in January 2002, would have been $121.7 million and $5.2 million, respectively. The pro forma data for the six months ended June 30, 2002 includes a $0.2 million extraordinary gain on the purchase from IFP, primarily as a result of the purchase price being less than IFP's capital account. The unaudited pro forma net revenue and pro forma net loss are not necessarily indicative of the consolidated results of operations for future periods or the results of operations that would have been realized had we consolidated Supplies Distributors during the period noted.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $6.7 million for the six months ended June 30, 2003, and primarily resulted from a $10.5 million decrease in inventory, partially offset by an increase in accounts receivable of $4.4 million and decrease in accounts payable and accrued expenses of $0.4 million. The increase in accounts receivable is partially due to increased service fee billings for our largest client, which has a seasonally high second quarter of business activity. Net cash used in operating activities was $3.2 million for the six months ended June 30, 2002, and primarily resulted from cash used to fund operating losses and the net impact of an increase in accounts receivable of $1.6 million, partially offset by a decrease in prepaid expenses and other current assets of $1.5 million.

     Net cash used in investing activities for the six months ended June 30, 2003 totaled $0.4 million, primarily representing capital expenditures. Net cash provided by investing activities totaled $1.8 million for the six months ended June 30, 2002, representing the net repayment of $2.9 million by Supplies Distributors of the subordinated loan, offset by capital expenditures of $0.9 million and a $0.2 million increase in our restricted cash balance. Capital expenditures have historically consisted primarily of additions to upgrade our management information systems, including our Internet-based customer tools, other methods of e-commerce and general expansion of and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures in order to support new contracts and anticipated future growth opportunities. We anticipate that our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months will be approximately $2 to $4 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. A portion of these expenditures may be financed through operating or capital leases. We may elect to modify or defer a portion of such anticipated investments in the event that we do not achieve the revenue necessary to support such investments.

     Net cash used in financing activities was approximately $4.8 million for the six months ended June 30, 2003, primarily representing $0.6 million of payments on our capital lease obligations and $4.5 million of payments on debt. Net cash used in financing activities was approximately $0.3 million for the six months ended June 30, 2002, representing the payments on our capital lease obligations.

     During the six months ended June 30, 2003, our working capital increased slightly to $16.4 million from $16.1 million at December 31, 2002 resulting from a decrease in working capital assets more than offset by a decrease in debt. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including utilizing capital or operating leases, borrowing under our own credit facility, or transferring a portion of our subordinated loan balances due from Supplies Distributors to third-parties. In conjunction with certain of these alternatives, we may be required to provide certain letters of credit to secure these arrangements. No assurances can be given that we will be successful in obtaining any additional financing or the terms thereof. We currently believe that our cash position, financing available under our credit facilities and funds generated from operations (including our anticipated revenue growth and/or cost reductions to offset lower than anticipated revenue growth) will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our lease obligations, and additional subordinated loans to Supplies Distributors, if necessary, for at least the next twelve months.

     The following is a schedule of our total contractual cash and other obligations, which is comprised of operating leases, other obligations, which represents $0.1 million of contingent obligations we believe will be paid in the next twelve months, long-term debt and capital leases, including interest (in millions):

                                                                                 TOTAL
                                                                              CONTRACTUAL
                                                   DEBT AND     CONTRACTUAL    CASH AND
                                                  OPERATING       CAPITAL        OTHER
                                                    LEASES        LEASES      OBLIGATIONS
                                                  ---------     -----------   -----------
Twelve Months Ended June 30,
  2004.......................................     $  63,179      $  1,245      $  64,424
  2005.......................................         3,453           578          4,031
  2006.......................................         3,143           485          3,628
  2007.......................................         2,279           431          2,710
  2008.......................................         1,073           389          1,462
  Thereafter.................................           488             -            488
                                                  ---------      --------      ---------
          Total contractual cash obligations.     $  73,615      $  3,128      $  76,743
                                                  =========      ========      =========

     In support of certain debt instruments and leases, as of June 30, 2003, we had $2.8 million of cash restricted as collateral for letters of credit. The letters of credit currently expire at various dates through July 2004, but require renewal through the related debt and lease obligations termination dates. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain Supplies Distributors' credit facilities. As of June 30, 2003, the outstanding balance of our senior credit facilities was approximately $54.7 million. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of stockholders' equity, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. Any requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of June 30, 2003, we were in compliance with all debt covenants and we believe that we will maintain such compliance throughout calendar year 2003. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or its subsidiaries by its lenders, in the event that Supplies Distributors or its subsidiaries are unable to do so. An over-advance would arise in the event borrowings exceeded the maximum amount available under the eligible borrowing base, as defined. We are also required to maintain a subordinated loan to Supplies Distributors of $8.0 million. We have to seek lender approval to increase or decrease this amount. We do not have any other material financial commitments.

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

On March 28, 2003, Priority Fulfillment Services, Inc. and Priority Fulfillment Services of Canada, Inc., (both wholly-owned subsidiaries of PFSweb and collectively the "Borrowers") entered into a two year Loan and Security Agreement with Comerica Bank ("Comerica") to provide financing for up to $7.5 million of eligible accounts receivable in the U.S. and Canada. We entered this agreement to supplement our existing cash position, and provide funding for our future operations, including our targeted growth. Borrowings under the Comerica facility accrue interest at prime rate plus 1%. The agreement contains cross default provisions, various restrictions upon the Borrowers' ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth, as defined, and a minimum liquidity ratio, as defined. The agreement also limits our ability to increase the subordinated loan to Supplies Distributors without the lender's approval. The agreement is secured by all of the assets of the Borrowers, as well as a guarantee of PFSweb. During the three months ended June 30, 2003, we borrowed $2.9 million under this facility that was subsequently repaid in July 2003. We are currently seeking to amend this agreement to provide financing for up to $5.0 million of eligible accounts receivable and for up to $2.5 million of eligible equipment purchases, which should allow us to cancel certain of our existing letters of credit, and thus remove restrictions on the related cash security. We can provide no assurance that we will be able to execute this amendment, or the impact it might have on our restricted cash and letters of credit.

CONTINUED LISTING ON NASDAQ SMALLCAP MARKET

     In June 2002, the NASDAQ approved our transition from the NASDAQ National Market System to the NASDAQ SmallCap Market. Our securities began trading on the NASDAQ SmallCap Market on June 10, 2002.

     This transition occurred in response to the Company's inability to meet NASDAQ Marketplace Rule 4450(a)(5), which requires a minimum bid price of $1.00 for continued listing on the NASDAQ National Market. The SmallCap Market also has a minimum bid price of $1.00 per share. On August 12, 2003, we received a NASDAQ Listing Qualifications Panel Notification that PFSweb has evidenced compliance with all NASDAQ SmallCap Market listing requirements. Accordingly, our stock will continue to be traded on the NASDAQ SmallCap Market. The Panel has closed our hearing file, and PFSweb's common stock will not be subject to delisting.

SEASONALITY

     The seasonality of our business is dependent upon the seasonality of our clients' business and sales of their products. Accordingly, our management must rely upon the projections of our clients in assessing quarterly variability. We believe that with our current client mix, our PFSweb service fee business activity will be at it lowest in the quarter ended March 31 and at its highest in the quarter ended June 30. We expect our Supplies Distributors business to be seasonally strong in the December quarter of each year.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and classifies them in its statements of financial position. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, and is not expected to have a material impact on our financial statements.

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

Interest Rate Risk

Our interest rate risk is limited to our outstanding balances on our inventory and working capital financing agreements, loan and security agreements and factoring agreement for the financing of inventory, accounts receivable and certain other receivables, which amounted to $56.6 million at June 30, 2003. A 100 basis point movement in interest rates would result in approximately $0.3 million annualized increase or decrease in interest expense based on the outstanding balance of these agreements at June 30, 2003.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b), Company management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), Company management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

    None

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              On June 6, 2003, the Company held its Annual Meeting of Stockholders. The following matters were acted upon and votes cast or withheld:

              1.  Election of two Class I directors:

                  David I. Beatson
                  For: 15,612,370       Withheld: 367,746

                  James F. Reilly
                  For: 15,616,384       Withheld: 363,732

              2.  Approval of the amendment to the Company's Certificate of
                  Incorporation:

                  For: 15,262,800       Against: 675,897      Abstained: 41,419

              3. Appointment of KPMG LLP as auditors for the fiscal year ending December 31, 2003

                  For: 15,674,580       Against: 206,450     Abstained: 99,086

ITEM 5.       OTHER INFORMATION

     None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

    a)   Exhibits:

    EXHIBIT
      NO.                                         DESCRIPTION OF EXHIBITS
---------------       --------------------------------------------------------------------------------
     3.1*             Amended and Restated Certificate of Incorporation

     3.2*             Amended and Restated Bylaws

     10.1**           Amendment to factoring agreement dated April 30, 2003 between Supplies
                      Distributors S.A. and Fortis Commercial Finance N.V.

     10.2**           Loan and Security Agreement by and between Congress Financial Corporation
                      (Southwest), as Lender and Supplies Distributors, Inc., as Borrower dated March
                      29, 2002.

     10.3**           General Security Agreement - Business Supplies Distributors Holdings, LLC in
                      favor of Congress Financial Corporation (Southwest)

     10.4**           Stock Pledge Agreement between Supplies Distributors, Inc. and Congress
                      Financial Corporation (Southwest)

     10.5**           First Amendment to General Security Agreement by Priority Fulfillment Services,
                      Inc. in favor of Congress Financial Corporation (Southwest)

     31.1**           Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

     31.2**           Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

     32.1**           Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as
                      Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2**           Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350,
                      as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------------------
* Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

**   Filed herewith

b)   Reports on Form 8-K:

     Form 8-K furnished on May 12, 2003 reporting Item 12, Results of Operations and Financial Condition, that on May 12, 2003, PFSweb, Inc. issued a press release announcing its financial results for the quarter ended March 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003

                                       PFSweb, Inc.

                                       By: /s/ Thomas J. Madden
                                          --------------------------------------
                                           Thomas J. Madden
                                           Chief Financial Officer,
                                           Chief Accounting Officer,
                                           Executive Vice President

                                INDEX TO EXHIBITS

 EXHIBIT                                     DESCRIPTION OF EXHIBITS
   NO.            ---------------------------------------------------------------------------------
   3.1*           Amended and Restated Certificate of Incorporation

   3.2*           Amended and Restated Bylaws

  10.1**          Amendment to factoring agreement dated April 30, 2003 between Supplies
                  Distributors S.A. and Fortis Commercial Finance N.V.

  10.2**          Loan and Security Agreement by and between Congress Financial Corporation
                  (Southwest), as Lender and Supplies Distributors, Inc., as Borrower dated March
                  29, 2002.

 10.3**           General Security Agreement - Business Supplies Distributors Holdings, LLC in
                  favor of Congress Financial Corporation (Southwest)

 10.4**           Stock Pledge Agreement between Supplies Distributors, Inc. and Congress
                  Financial Corporation (Southwest)

 10.5**           First Amendment to General Security Agreement by Priority Fulfillment Services,
                  Inc. in favor of Congress Financial Corporation (Southwest)

 31.1**           Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

 31.2**           Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

 32.1**           Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as
                  Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.2**           Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350,
                  as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------------------
* Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

**       Filed herewith