Form 10-Q
period 2003-09-30
PFSWEB INC
filed 2003-11-14
CIK 1095315

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from _______ to _______

                        Commission File Number 000-28275

                                  PFSWEB, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                      75-2837058
------------------------------------------           --------------------------
       (State of Incorporation)                      (I.R.S. Employer I.D. No.)

500 NORTH CENTRAL EXPRESSWAY, PLANO, TEXAS                     75074
------------------------------------------           --------------------------
 (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:           (972) 881-2900
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

                            Yes   X            No
                                -----             -----

At November 11, 2003 there were 20,971,317 shares of registrant's common stock outstanding, excluding 86,300 shares of common stock in treasury.

                          PFSWEB, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                               SEPTEMBER 30, 2003

                                      INDEX


                                                                                      PAGE
                                                                                     NUMBER
                                                                                     ------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Condensed Consolidated Balance Sheets as of September 30, 2003
            (unaudited) and December 31, 2002 .....................................    3

          Unaudited Interim Condensed Consolidated Statements of Operations
            for the Three and Nine Months Ended September 30, 2003 and 2002 .......    4

          Unaudited Interim Condensed Consolidated Statements of Cash Flows
            for the Nine Months Ended September 30, 2003 and 2002 .................    5

          Notes to Unaudited Interim Condensed Consolidated Financial Statements ..    6

  Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations .................................   17

  Item 3. Quantitative and Qualitative Disclosure about Market Risk ...............   27

  Item 4. Controls and Procedures .................................................   27

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings .......................................................   28

  Item 2. Changes in Securities and Use of Proceeds ...............................   28

  Item 3. Defaults Upon Senior Securities .........................................   28

  Item 4. Submission of Matters to a Vote of Security Holders .....................   28

  Item 5. Other Information .......................................................   28

  Item 6. Exhibits and Reports on Form 8-K ........................................   28


SIGNATURES ........................................................................   29

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          PFSWEB, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                 September 30,   December 31,
                                                                                     2003           2002
                                                                                 -------------   ------------
                                                                                          (Unaudited)
                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents ................................................     $  11,350      $   8,595
    Restricted cash ..........................................................         1,429          1,016
    Accounts receivable, net of allowance for doubtful accounts of $633
         and $411 at September 30, 2003 and December 31, 2002, respectively ..        31,616         29,961
    Inventories, net .........................................................        37,877         46,291
    Other receivables ........................................................         4,048          3,417
    Prepaid expenses and other current assets ................................         3,163          2,888
                                                                                   ---------      ---------
                  Total current assets .......................................        89,483         92,168
                                                                                   ---------      ---------

PROPERTY AND EQUIPMENT, net ..................................................         9,732         11,695
RESTRICTED CASH ..............................................................           876          2,878
OTHER ASSETS .................................................................           171            285
                                                                                   ---------      ---------

                  Total assets ...............................................     $ 100,262      $ 107,026
                                                                                   =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt and capital lease obligations ..........     $  51,305      $  60,863
    Trade accounts payable ...................................................        11,968          7,317
    Accrued expenses .........................................................         7,799          7,862
                                                                                   ---------      ---------
                  Total current liabilities ..................................        71,072         76,042
                                                                                   ---------      ---------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current
      portion ................................................................         2,544          3,094
OTHER LIABILITIES ............................................................         1,132          1,420
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 1,000,000 shares authorized; none
      issued and outstanding .................................................            --             --
    Common stock, $0.001 par value; 40,000,000 shares authorized;
      19,178,459 and 18,397,983 shares issued at September 30, 2003 and
      December 31, 2002, respectively; and 19,092,159 and 18,311,683
      outstanding at September 30, 2003 and December 31, 2002, respectively ..            19             18
    Additional paid-in capital ...............................................        52,673         52,094
    Accumulated deficit ......................................................       (28,005)       (25,557)
    Accumulated other comprehensive income ...................................           912             --
    Treasury stock at cost, 86,300 shares at September 30, 2003 and
        December 31, 2002 ....................................................           (85)           (85)
                                                                                   ---------      ---------
                  Total shareholders' equity .................................        25,514         26,470
                                                                                   ---------      ---------

                  Total liabilities and shareholders' equity .................     $ 100,262      $ 107,026
                                                                                   =========      =========


The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

                          PFSWEB, INC. AND SUBSIDIARIES

        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      Three Months Ended         Nine Months Ended
                                                         September 30,             September 30,
                                                    ----------------------    ----------------------
                                                       2003         2002         2003         2002
                                                    ---------    ---------    ---------    ---------
REVENUES:
    Product revenue, net ........................   $  60,300    $      --    $ 183,156    $      --
                                                    ---------    ---------    ---------    ---------
    Gross service fee revenue ...................       8,918        8,583       27,445       26,289
    Gross service fee revenue, affiliate ........          --        1,722           --        4,862
                                                    ---------    ---------    ---------    ---------
      Total gross service fee revenue ...........       8,918       10,305       27,445       31,151
    Less pass-through charges ...................         858          783        2,296        2,973
                                                    ---------    ---------    ---------    ---------
      Net service fee revenues ..................       8,060        9,522       25,149       28,178
                                                    ---------    ---------    ---------    ---------
      Total net revenues ........................      68,360        9,522      208,305       28,178
                                                    ---------    ---------    ---------    ---------
COSTS OF REVENUES:
    Cost of product revenue .....................      56,988           --      172,980           --
    Cost of net service fee revenue .............       5,691        5,797       17,018       17,552
                                                    ---------    ---------    ---------    ---------
      Total costs of revenues ...................      62,679        5,797      189,998       17,552
                                                    ---------    ---------    ---------    ---------

      Gross profit ..............................       5,681        3,725       18,307       10,626

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES .....................................       6,275        6,669       18,830       20,636
SEVERENCE AND OTHER TERMINATION COSTS ...........          --        1,248           --        1,248
ASSET IMPAIRMENTS ...............................          --          922           --          922
                                                    ---------    ---------    ---------    ---------
      Loss from operations ......................        (594)      (5,114)        (523)     (12,180)

EQUITY IN EARNINGS OF AFFILIATE .................          --          265           --        1,163
INTEREST EXPENSE ................................         489          114        1,685          264
INTEREST INCOME .................................         (14)        (269)         (96)        (952)
                                                    ---------    ---------    ---------    ---------
      Loss before income taxes ..................      (1,069)      (4,694)      (2,112)     (10,329)
INCOME TAX PROVISION ............................          72           --          336           --
                                                    ---------    ---------    ---------    ---------
      NET LOSS ..................................   $  (1,141)   $  (4,694)   $  (2,448)   $ (10,329)
                                                    =========    =========    =========    =========

NET LOSS PER SHARE:
    Basic and diluted ...........................   $   (0.06)   $   (0.26)   $   (0.13)   $   (0.57)
                                                    =========    =========    =========    =========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
    Basic and diluted ...........................      18,761       18,268       18,537       18,201
                                                    =========    =========    =========    =========


The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

                          PFSWEB, INC. AND SUBSIDIARIES

        UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                                --------------------
                                                                                  2003        2002
                                                                                --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ................................................................   $ (2,448)   $(10,329)
    Adjustments to reconcile net loss to net cash provided by (used in)
          operating activities:
       Depreciation and amortization ........................................      3,497       4,607
       Asset impairments ....................................................         --         922
       Provision for doubtful accounts ......................................        387         (29)
       Provision for excess and obsolete inventory ..........................      1,412          --
       Deferred income taxes ................................................        (78)         --
       Equity in earnings of affiliate ......................................         --      (1,163)
       Non-cash compensation expense ........................................          6          28
       Changes in operating assets and liabilities:
           Accounts receivables .............................................     (1,094)         26
           Inventories, net .................................................      8,528          --
           Prepaid expenses, other receivables and other current assets .....       (459)      1,227
           Accounts payable, accrued expenses and deferred income ...........      3,948       1,720
                                                                                --------    --------
                Net cash provided by (used in) operating activities .........     13,699      (2,991)
                                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment .....................................     (1,002)     (1,485)
    Decrease (increase) in restricted cash ..................................      1,700        (154)
    Proceeds from loans to affiliate, net ...................................         --       2,855
                                                                                --------    --------
                Net cash provided by investing activities ...................        698       1,216
                                                                                --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on capital lease obligations ...................................       (672)       (845)
    Decrease in restricted cash .............................................        (29)         --
    Proceeds from issuance of common stock ..................................        573         113
    Proceeds from (payments on) debt, net ...................................    (11,352)        325
                                                                                --------    --------
                Net cash used in financing activities .......................    (11,480)       (407)
                                                                                --------    --------

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS .......................       (162)        124
                                                                                --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........................      2,755      (2,058)

CASH AND CASH EQUIVALENTS, beginning of period ..............................      8,595      10,669
                                                                                --------    --------

CASH AND CASH EQUIVALENTS, end of period ....................................   $ 11,350    $  8,611
                                                                                ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION
  Non-cash investing and financing activities:
    Fixed assets acquired under capital leases ..............................   $    204    $    779
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

BASIS OF PRESENTATION

     For the period from July 2001 to September 2002, PFSweb owned 49% of Supplies Distributors and as such the results of Supplies Distributors were not consolidated into the Company's results. The Company's equity interest in Supplies Distributors was presented in the consolidated balance sheet as investment in affiliate prior to October 2002 and the Company's allocation of Supplies Distributors' net income was presented in the consolidated statement of operations as equity in earnings of affiliate for the period from inception (July 2001) to September 2002, including the three and nine months ended September 30, 2002. Effective October 1, 2002, PFSweb purchased the remaining 51% interest in Supplies Distributors from Inventory Financing Partners, LLC ("IFP"). As a result of the purchase, effective October 1, 2002, the Company began consolidating 100% of Supplies Distributors' financial position and results of operations into the Company's consolidated financial statements. The following table presents selected pro forma information of the Company, for comparative purposes, assuming the acquisition had occurred on January 1, 2002:

                                   THREE MONTHS ENDED   NINE MONTHS ENDED
                                   SEPTEMBER 30, 2002   SEPTEMBER 30, 2002
                                   ------------------   ------------------
          Net revenues .......       $      65,443        $     187,098
                                     =============        =============
          Net loss ...........       $      (4,489)       $      (9,684)
                                     =============        =============
          Loss per share .....       $       (0.25)       $       (0.53)
                                     =============        =============

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The pro forma data for the nine months ended September 30, 2002 includes a $0.2 million extraordinary gain on the purchase from IFP, primarily as a result of the purchase price being less than IFP's capital account. The unaudited pro forma net revenue and pro forma net loss are not necessarily indicative of the consolidated results of operations for future periods or the results of operations that would have been realized had Supplies Distributors been consolidated during the period noted.

    The unaudited interim condensed consolidated financial statements as of September 30, 2003, and for the three and nine months ended September 30, 2003 and 2002, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of September 30, 2003, its results of operations for the three and nine months ended September 30, 2003 and 2002 and its results of cash flows for the nine months ended September 30, 2003 and 2002. Results of the Company's operations for interim periods may not be indicative of results for the full fiscal year.

     Certain prior period data has been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income (loss) or shareholders' equity.

2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    All intercompany accounts and transactions have been eliminated in consolidation. Accounts and transactions between PFSweb and Supplies Distributors have been eliminated as of September 30, 2003 and December 31, 2002 and for the three and nine months ended September 30, 2003.

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

    In addition to the equity investment, PFSweb loaned Supplies Distributors funds in the form of a Subordinated Demand Note (the "Subordinated Demand Note"). Under certain new and amended terms of its senior debt facilities, the outstanding balance of the Subordinated Demand Note cannot be increased or decreased without prior approval of the Company's lenders. As of September 30, 2003 and December 31, 2002, the outstanding balance of the Subordinated Demand Note was $8.0 million.

USE OF ESTIMATES

    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. These estimates include allowances for the collectibility of accounts and other receivables, the recoverability of inventory and liabilities for incurred but not reported healthcare claims. The recognition and allocation of certain operating expenses, restructuring costs and the determination of costs applicable to client terminations in these consolidated financial statements also required management estimates and assumptions.

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

CONCENTRATION OF BUSINESS AND CREDIT RISK

    The Company's product revenue was primarily generated by sales of product purchased under master distributor agreements with one supplier. Sales to three customers accounted for approximately 13%, 11% and 10% of the Company's total product revenues for the nine months ended September 30, 2003. Service fee revenue from two clients accounted for approximately 40% and 16% of net service fee revenue for the nine months ended September 30, 2003. On a consolidated basis, two customers/clients accounted for approximately 16% and 10% of the Company's total revenues for the nine months ended September 30, 2003. As of September 30, 2003, three customers/clients accounted for approximately 51% of accounts receivable. As of December 31, 2002, three customers/clients accounted for approximately 39% of accounts receivable.

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

INVENTORIES

    Inventories (merchandise, held for resale, all of which are finished goods) are stated at the lower of weighted average cost or market. Supplies Distributors assumes responsibility for slow-moving inventory under certain master distributor agreements, subject to certain termination rights, but has the right to return product rendered obsolete by engineering changes, as defined. The Company reviews inventory for impairment on a periodic basis, but at a minimum, annually. Recoverability of the inventory on hand is measured by comparison of the carrying value of the inventory to the fair value of the inventory. During the three months ended September 30, 2003, the Company agreed to certain modifications to a selected master distributor agreement. As a result of these modifications, the Company reevaluated its inventory for impairment as of September 30, 2003. Based on such review, the Company increased its allowance for slow moving inventory from $0.2 million as of June 30, 2003, ($0.1 million at December 31, 2002) to $1.6 million as of September 30, 2003.

    In the event the Company, Supplies Distributors and IBM do not renew their Master Distributor Agreements, the parties shall mutually agree on a plan of disposition of Supplies Distributors' then existing inventory.

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



    Inventories include merchandise in-transit that has not been received by the Company but that has been shipped and invoiced by Supplies Distributors' vendors. The corresponding payable for inventories in-transit is included in debt in the accompanying consolidated financial statements.

PROPERTY AND EQUIPMENT

     The Company's property held under capital leases amounted to approximately $3.5 million and $4.3 million, net of accumulated amortization of approximately $4.8 million and $3.5 million, at September 30, 2003 and December 31, 2002, respectively.

STOCK BASED COMPENSATION

    The Company accounts for stock options using the intrinsic-value method as outlined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation and Interpretation of APB No. 25, issued in March 2000. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. The exercise prices of all options granted during the three and nine months ended September 30, 2003 and 2002 were equal to the market price of the Company's common stock at the date of grant. As such, no compensation cost was recognized during those periods for stock options granted to employees. The following table shows the pro forma effect on the Company's net loss and loss per share as if compensation cost had been recognized for stock options based on their fair value at the date of the grant. The pro forma effect of stock options on the Company's net loss for those periods may not be representative of the pro forma effect for future periods due to the impact of vesting and potential future awards.

                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                                ----------------------      ----------------------
                                                                  2003          2002          2003          2002
                                                                --------      --------      --------      --------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss as reported ......................................     $ (1,141)     $ (4,694)     $ (2,448)     $(10,329)
Add: Stock-based non-employee compensation expense
    included in reported net loss .........................           --            --             6            28
Deduct: Total stock-based employee and non-employee
    compensation expense determined under fair value
    based method ..........................................         (107)         (262)         (418)       (1,578)
                                                                --------      --------      --------      --------

Pro forma net loss, applicable to common stock for basic
    and diluted computations ..............................     $ (1,248)     $ (4,956)     $ (2,860)     $(11,879)
                                                                ========      ========      ========      ========
Loss per common share - as reported
    Basic and diluted .....................................     $  (0.06)     $  (0.26)     $  (0.13)     $  (0.57)
                                                                ========      ========      ========      ========
 Loss per common share - pro forma
    Basic and diluted .....................................     $  (0.07)     $  (0.27)     $  (0.15)     $  (0.65)
                                                                ========      ========      ========      ========

    During the nine months ended September 30, 2003, the Company issued an aggregate of 831,000 options to purchase shares of common stock to officers, directors, employees and consultants of PFSweb.

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

    The FASB Emerging Issues Task Force issued EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," to address certain revenue recognition issues. The guidance provided from EITF 00-21 addresses both the timing and classification in accounting for different earnings processes. The adoption of EITF 00-21 did not have a material impact on the consolidated financial statements.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and classifies them in its statements of financial position. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, and the adoption of SFAS 150 did not have a material impact on the consolidated financial statements.

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4. COMPREHENSIVE LOSS (IN THOUSANDS)

                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                               SEPTEMBER 30,               SEPTEMBER 30,
                                          ----------------------      ----------------------
                                            2003          2002          2003          2002
                                          --------      --------      --------      --------
Net loss ............................     $ (1,141)     $ (4,694)     $ (2,448)     $(10,329)
Other comprehensive income (loss):
     Foreign currency translation
        adjustment ..................          104          (186)          912           680
                                          --------      --------      --------      --------
Comprehensive loss ..................     $ (1,037)     $ (4,880)     $ (1,536)     $ (9,649)
                                          ========      ========      ========      ========

5. NET LOSS PER COMMON SHARE AND COMMON SHARE EQUIVALENT

     Basic and diluted net loss per common share attributable to the Company's common stock were determined based on dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding. For the three and nine months ended September 30, 2003 and 2002, all outstanding options to purchase common shares were anti-dilutive and have been excluded from the weighted diluted average share computation. As of September 30, 2003 and 2002 there were 4,668,292 and 4,953,814 options outstanding, respectively. There are no other potentially dilutive securities outstanding.

6. DEBT AND CAPITAL LEASE OBLIGATIONS:

    Debt and capital lease obligations consist of the following (in thousands):

                                                          SEPTEMBER 30,  DECEMBER 31,
                                                              2003           2002
                                                          -------------  ------------
Term master lease agreement ..........................       $ 3,847       $ 4,627
Inventory and working capital financing agreements:
     United States ...................................        22,170        28,147
     Europe ..........................................        10,386        15,219
Loan and security agreements:
     Supplies Distributors ...........................        12,804        12,552
     PFSweb ..........................................         1,289            --
Factoring agreement, Europe ..........................         3,123         3,202
Other ................................................           230           210
                                                             -------       -------
     Total ...........................................        53,849        63,957
Less current portion of long-term debt ...............        51,305        60,863
                                                             -------       -------
     Long-term debt, less current portion ............       $ 2,544       $ 3,094
                                                             =======       =======

INVENTORY AND WORKING CAPITAL FINANCING AGREEMENT, UNITED STATES - SUPPLIES DISTRIBUTORS

    On September 27, 2001, Supplies Distributors entered into a short-term credit facility with IBM Credit LLC (formerly IBM Credit Corporation) to finance its distribution of IBM products in the United States, which has subsequently been amended. The amended asset based credit facility provides financing for eligible IBM inventory and for certain other receivables up to $27.5 million ($30.5 million at December 31, 2002) through its expiration on March 29, 2004. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, cash flow from operations, and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Demand Note receivable balance from Supplies Distributors of $8.0 million and a minimum shareholders' equity, as defined, of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 1%. The facility accrues a quarterly commitment fee of 0.375% on the unused portion of the commitment, and a monthly service fee.

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


INVENTORY AND WORKING CAPITAL FINANCING AGREEMENT, EUROPE - SUPPLIES
DISTRIBUTORS

    On September 27, 2001, Supplies Distributors S.A. ("SDSA"), a Belgium corporation and wholly-owned subsidiary of Supplies Distributors, entered into a short-term credit facility with IBM Belgium Financial Services S.A. ("IBM Belgium") to finance its distribution of IBM products in Europe, which has subsequently been amended. The amended asset based credit facility with IBM Belgium provides up to 12.5 million Euros (approximately $14.1 million) (19.0 million euros, or approximately $21.4 million at December 31, 2002) in financing for eligible IBM inventory and for certain other receivables. The IBM Belgium facility remains in force until not less than 60 days written notice by any party, but no sooner than March 29, 2004. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, cash flow from operations and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Demand Note receivable balance from Supplies Distributors of $8.0 million and a minimum shareholders' equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at Euribor plus 4%. SDSA pays a monthly service fee on the commitment.

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

LOAN AND SECURITY AGREEMENT - PFSWEB

     On March 28, 2003, Priority Fulfillment Services, Inc. and Priority Fulfillment Services of Canada, Inc., (both wholly-owned subsidiaries of PFSweb and collectively the "Borrowers") entered into a two year Loan and Security Agreement with Comerica Bank ("Comerica") to provide financing for up to $7.5 million of eligible accounts receivable in the U.S. and Canada. Borrowings under the Comerica facility accrue interest at prime rate plus 1%. The agreement contains cross default provisions, various restrictions upon the Borrowers' ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth, as defined, of $19.0 million and a minimum liquidity ratio, as defined. The agreement restricts the amount of the Subordinated Demand Note to a maximum of $8.0 million. The agreement is secured by all of the assets of the Borrowers, as well as a guarantee of PFSweb. On September 11, 2003, the Borrowers and Comerica amended this agreement to provide for up to $5.0 million of eligible accounts receivable financing and up to

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


$2.5 million of eligible equipment purchases ("Equipment Advances"). Outstanding Equipment Advances under the amended Comerica facility accrue interest at prime rate plus 1.5% and have a final maturity date of September 10, 2006. The amendment requires the Borrowers to maintain a minimum cash balance of $1.25 million at Comerica.

FACTORING AGREEMENT - SUPPLIES DISTRIBUTORS

    On March 29, 2002, SDSA entered into a two year factoring agreement with Fortis Commercial Finance N.V. ("Fortis") to provide factoring for up to 7.5 million euros (approximately $8.4 million) (originally 10 million euros, amended in October 2002) of eligible accounts receivables, which has subsequently been amended. Borrowings under this agreement can be either cash advances or straight loans, as defined. Cash advances accrue interest at 7.9%, or on an adjusted basis as defined, and straight loans accrue interest at Euribor plus 1.4% for the agreement's first year and Euribor plus 1.3% for the agreement's second year. This agreement contains various restrictions upon the ability of SDSA to, among other things, merge, consolidate, incur indebtedness, as well as financial covenants, such as minimum net worth. This agreement is secured by a guarantee of Supplies Distributors, up to a maximum of 200,000 euros.

DEBT COVENANTS

    To the extent PFSweb or Supplies Distributors fail to comply with their covenants, including the monthly financial covenant requirements and required minimum level of consolidated shareholders' equity ($19.0 million), as defined, and the lenders accelerate the repayment of the credit facility obligations, the Company would be required to repay all amounts outstanding thereunder. Any acceleration of the repayment of the credit facilities would have a material adverse impact on the Company's financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. At September 30, 2003, PFSweb and Supplies Distributors were in compliance with all debt covenants.

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

    Pursuant to the terms of PFSweb's transaction management services agreement with Supplies Distributors, PFSweb earned service fees, which, prior to the consolidation effective October 1, 2002, are reported as service fee revenue, affiliate in the accompanying consolidated financial statements, of approximately $1.7 million and $4.7 million for the three and nine months, respectively, ended September 30, 2002.

    Pursuant to Supplies Distributors' operating agreement, prior to the October 1, 2002 acquisition date, Supplies Distributors allocated its earning and distributed its cash flow, as defined, in the following order of priority: first, to IFP until it received a one-time amount equal to its capital contribution of $0.25 million; second, to IFP until it received an amount equal to a 35% cumulative annual return on its capital contribution; third, to PFSweb until it received a one-time amount equal to its capital contribution of $0.75 million; fourth, to PFSweb until it received an amount equal to a 35% cumulative annual return on its capital contribution; and fifth, to PFSweb and IFP, pro rata, in accordance with their respective capital accounts. PFSweb recorded $0.3 million and $1.2 million of equity in the earnings of Supplies Distributors,

                          PFSWEB, INC. AND SUBSIDIARIES

     NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


prior to the October 1, 2002 acquisition, for the three and nine months ended September 30, 2002, respectively. As a result of PFSweb's 100% ownership of Supplies Distributors, future earnings and dividends will be allocated and paid 100% to PFSweb. Under the terms of its amended credit agreements, Supplies Distributors is currently restricted from paying annual cash dividends without the prior approval of its lenders. In March 2003, Supplies Distributors received lender approval for a distribution to PFSweb of $600,000, which was paid in September 2003.

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

8. RESTRUCTURING

    In September 2002, the Company implemented a restructuring plan that resulted in the termination of approximately 60 employees, of which 20 were hourly employees. The Company recorded $1.2 million for severance and other termination costs, of which $0.8 million was paid during the year ended December 31, 2002, and $0.1 million and $0.3 million were paid during the three and nine months ended September 30, 2003, respectively. The remaining $0.1 million at September 30, 2003 is included in accrued expenses and is expected to be paid by March 2004. The Company did not finalize all restructuring activities as of December 31, 2002, and expects to incur an additional amount totaling $0.5 million to $1.0 million of restructuring charges during next twelve months.

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

                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                        SEPTEMBER 30,           SEPTEMBER 30,
                                   ----------------------   ----------------------
                                     2003         2002        2003         2002
                                   ---------    ---------   ---------    ---------
     Revenues (in thousands):
     PFS .......................   $  10,079    $   9,522   $  31,137    $  28,178
     Supplies Distributors .....      60,300           --     183,156           --
     Eliminations ..............      (2,019)          --      (5,988)          --
                                   ---------    ---------   ---------    ---------
                                   $  68,360    $   9,522   $ 208,305    $  28,178
                                   =========    =========   =========    =========

                                           SEPTEMBER 30,    DECEMBER 31,
                                                2003            2002
                                           -------------    ------------
     Long-lived assets (in thousands):
      PFS ...............................     $ 9,732         $11,710
      Supplies Distributors .............          14              35
                                              -------         -------
                                              $ 9,746         $11,745
                                              =======         =======

11. SUBSEQUENT EVENT

    On November 7, 2003, the Company entered into a Securities Purchase Agreement (the "Agreement") with certain institutional investors in a private placement transaction pursuant to which the Company issued and sold an aggregate of 1,581,944 shares of its common stock, par value $.001 per share (the "Common Stock"), at $2.16 per share, resulting in gross proceeds of $3.4 million. After deducting expenses, the net proceeds are approximately $3.2 million. In addition to the Common Stock, the investors received one-year warrants to purchase an aggregate 525,692 shares of Common Stock at an exercise price of $3.25 per share and four-year warrants to purchase an aggregate of 395,486 shares of Common Stock at an exercise price of $3.30 per share (collectively with the one year warrants, the "Warrants").

    The securities issued in the private placement have not been registered under the Securities Act of 1933 or any state securities laws and unless so registered may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act of 1933 and applicable state securities laws. The Company has agreed to file a registration statement within 30 days for the resale of the shares of the Common Stock, including all shares of Common Stock underlying the Warrants, and to use its reasonable efforts to have the registration statement declared effective by the Securities and Exchange Commission within 90 days of the closing. The Company will be required to pay a monthly penalty to the investors equal to 1% of the aggregate proceeds paid by the investors to the Company, pro rated for each day after the 90th day that the registration statement has not been declared effective and under certain other circumstances described in the Agreement.

    The Company intends to use the net proceeds from the private placement for general working capital purposes.

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

    o our ability or the ability of our subsidiaries to borrow under current financing arrangements and maintain compliance with debt covenants; and

    o our ability to comply with our obligations under our recently completed private placement transaction and whether warrants sold in the private placement will be exercised in the future.

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

                                                    Three Months Ended        Nine Months Ended
                                                       September 30,             September 30,
                                                 ------------------------  ------------------------
                                                     2003         2002         2003         2002
                                                 -----------  -----------  -----------  -----------
                                                 (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
Product revenue, net ..........................       88.2%         --%         87.9%         --%
                                                    ------       ------       ------       ------
Gross service fee revenue .....................       13.0         90.1         13.2         93.3
Gross service fee revenue, affiliate ..........         --         18.1           --         17.3
                                                    ------       ------       ------       ------
          Total gross service fee revenue .....       13.0        108.2         13.2        110.6
Pass-through charges ..........................       (1.2)        (8.2)        (1.1)       (10.6)
                                                    ------       ------       ------       ------
Net service fee revenues ......................       11.8        100.0         12.1        100.0
                                                    ------       ------       ------       ------
          Total net revenues ..................      100.0        100.0        100.0        100.0
                                                    ------       ------       ------       ------
Cost of product revenue (as % of product
       revenue) ...............................       94.5           --         94.4           --
Cost of service fee revenue (as % of net
       service fee revenue) ...................       70.6         60.9         67.7         62.3
                                                    ------       ------       ------       ------
          Total costs of revenues .............       91.7         60.9         91.2         62.3
                                                    ------       ------       ------       ------
          Gross profit ........................        8.3         39.1          8.8         37.7
Selling, general and administrative expenses ..        9.2         70.0          9.0         73.2
Severance and other termination costs .........         --         13.1           --          4.4
Asset impairments .............................         --          9.7           --          3.3
                                                    ------       ------       ------       ------
          Loss from operations ................       (0.9)       (53.7)        (0.2)       (43.2)
Equity in earnings of affiliate ...............         --          2.8           --          4.1
Interest expense ..............................        0.7          1.2          0.8          0.9
Interest income ...............................         --         (2.8)          --         (3.3)
                                                    ------       ------       ------       ------
          Loss before income taxes ............       (1.6)       (49.3)        (1.0)       (36.7)
Income tax expense ............................        0.1           --          0.2           --
                                                    ------       ------       ------       ------
          Net loss ............................       (1.7)%      (49.3)%       (1.2)%      (36.7)%
                                                    ======       ======       ======       ======

RESULTS OF OPERATIONS FOR THE INTERIM PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

    Product Revenue. Product revenue was $60.3 million and $183.2 million for the three and nine months ended September 30, 2003, respectively, which reflects product sales for Supplies Distributors subsequent to its consolidation effective October 1, 2002 (see "Supplies Distributors"). Supplies Distributors had $57.6 and $163.7 million of product revenue for the three and nine months, respectively, ended September 30, 2002 prior to consolidation. Based on Supplies Distributors' current business plan, we expect to report future product revenue of approximately $60 million to $70 million in the fourth quarter of 2003.

    Net Service Fee Revenue (including service fee revenue, affiliate). Net service fee revenue was $8.1 million for the three months ended September 30, 2003 as compared to $9.5 million for the three months ended September 30, 2002, a decrease of $1.4 million or 14.9%. We earned $0.2 million of service fee revenues in the three months ended September 30, 2003, applicable to new service contract relationships. For the three months ended September 30, 2003, service fee revenues from existing clients increased $0.2 million from the prior period, including the impact of organic client growth and certain incremental projects. However, service fee revenues also decreased by (i) $2.0 million applicable to the elimination of service fee revenue, affiliate earned from our arrangements with Supplies Distributors, subsequent to its consolidation effective October 1, 2002, and (ii) the impact of certain client terminations in calendar year 2002, which had generated $0.1 million of net service fee revenue in the prior year period. Net service fee revenue was $25.1 million for the nine months ended September 30, 2003 as compared to $28.2 million for the nine months ended September 30, 2002, a decrease of $3.1 million or 11.0%. We earned $1.1 million of service fee revenues in the nine months ended September 30, 2003, applicable to new service contract relationships. For the nine months ended September 30, 2003, service fee revenues from existing clients increased $1.8 million from the prior period. However, these increases were more than offset primarily by (i) $6.0 million applicable to the elimination of service fee revenue, affiliate earned from our arrangements with Supplies Distributors, subsequent to its consolidation effective October 1, 2002, and (ii) the impact of certain client terminations in calendar year 2002, which had generated $1.2 million of net service fee revenue in the prior year period.

    Cost of Product Revenue. Cost of product revenue was $57.0 million and $173.0 million for the three and nine months ended September 30, 2003, which reflects cost of product sales for Supplies Distributors subsequent to its consolidation effective October 1, 2002. Cost of product revenue as a percent of product revenue was 94.5% and 94.4% during the three and nine months ended September 30, 2003, respectively. Cost of product revenue includes additional reserves for inventory impairment of $1.4 million and $1.5 million for the three and nine months ended September 30, 2003, respectively. These additional reserves were partially offset by other inventory cost reductions from a vendor. The resulting gross profit margin was 5.5% and 5.6% for the three and nine months ended September 30, 2003, respectively, and includes the effect of the additional inventory impairment reserves and cost reductions along with certain increases in the sales prices for certain related product. Supplies Distributors had $54.4 million and $154.3 million of cost of product revenue, prior to consolidation, for the three and nine months ended September 30, 2002, respectively. The resulting gross profit margin was 5.6% and 5.7% for the three and nine months ended September 30, 2002, respectively. Based on Supplies Distributors' current business plan, we expect to report future cost of product revenue of approximately $57 million to $67 million in the fourth quarter of 2003.

    Cost of Net Service Fee Revenue. Cost of net service fee revenue was $5.7 million for the three months ended September 30, 2003, as compared to $5.8 million during the three months ended September 30, 2002, a decrease of $0.1 million or 1.7%. The resulting service fee gross profit was $2.4 million or 29.4% of net service fee revenue, during the three months ended September 30, 2003 as compared to $3.7 million, or 39.1% of net service fee revenue for the three months ended September 30, 2002. Our gross profit as a percent of net service fee revenue decreased in the current period primarily as a result of the elimination of the service fee revenue affiliate and resulting gross profit from services provided under our arrangements with Supplies Distributors due to our consolidation in October 2002. Cost of net service fee revenue was $17.0 million for the nine months ended September 30, 2003, as compared to $17.5 million during the nine months ended September 30, 2002, a decrease of $0.5 million or 2.9%. The resulting service fee gross profit was $8.1 million or 32.3% of net service fee revenue, during the nine months ended September 30, 2003 as compared to $10.6 million, or 37.7% of net service fee revenue for the nine months ended September 30, 2002. Our gross profit as a percent of net service fee revenue decreased in the current period primarily as a result of the elimination of the service fee revenue affiliate and resulting gross profit from services provided under our arrangements with Supplies Distributors. As we add new service fee revenue in the future, we currently intend to target the underlying contracts to earn an average gross profit percentage of 30-40%.

    Selling, General and Administrative Expenses. SG&A expenses were $6.3 million for the three months ended September 30, 2003, or 9.2% of total net revenues, as compared to $6.7 million, or 70.0% of total net revenues, for the three months ended September 30, 2002. SG&A expenses were $18.8 million for the nine months ended September 30, 2003, or 9.0% of total net revenues, as compared to $20.6 million, or 73.2% of total net revenues, for the nine months ended September 30, 2002. SG&A expenses as a percentage of total net revenues decreased from the prior year due to the increase in total net revenues, resulting from the inclusion of product sales subsequent to the consolidation of Supplies Distributors effective October 1, 2002. SG&A expenses decreased from the prior year due to the restructuring actions, including personnel reductions, which occurred in September 2002. In addition, the prior year SG&A expense included certain incremental sales and marketing costs. These items were partially offset as due to the consolidation of Supplies Distributors, we reclassify certain costs previously characterized as cost of service fee revenue to SG&A. We are targeting our future consolidated SG&A expenses to be between approximately $6.0 million to $7.0 million in the fourth quarter of 2003.

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

    Interest Expense. Interest expense was $0.5 million for the three months ended September 30, 2003 as compared to $0.1 million for the three months ended September 30, 2002. Interest expense was $1.7 million for the nine months ended September 30, 2003 as compared to $0.3 million for the nine months ended September 30, 2002. The increase in interest expense is due to the consolidation of Supplies Distributors. Based on current estimates of interest rates and borrowing levels, we expect interest expense to be approximately $0.4 million to $0.7 million in the fourth quarter of 2003.

    Interest Income. Interest income was $0.01 million and $0.3 million for the three months ended September 30, 2003 and 2002, respectively. Interest income was $0.1 million and $1.0 million for the nine months ended September 30, 2003 and 2002, respectively. Effective October 1, 2002 we now report lower consolidated interest income resulting from the elimination of interest income from the Subordinated Note due to PFS from Supplies Distributors upon consolidating Supplies Distributors. Interest income, prior to the consolidation of Supplies Distributors, would have been $0.2 million and $0.7 million for the three and nine months ended September 30, 2003 respectively. Interest income decreased as compared to the three and nine months ended September 30, 2002, respectively, attributable to lower interest rates earned by our cash and cash equivalents and lower balances of cash and cash equivalents.

    Income Taxes. For the three and nine months ended September 30, 2003, we recorded a tax provision of $0.1 million and $0.3 million, respectively, primarily associated with Supplies Distributors' Canadian and European operations. We did not record an income tax benefit associated with our consolidated net loss in our U.S. operations. A valuation allowance has been provided for our net deferred tax assets as of September 30, 2003, which are primarily related to our net operating loss carryforwards. For the three and nine months ended September 30, 2002, we did not record an income tax benefit. We did not record an income tax benefit for our PFSweb European pre-tax losses in the current or prior period. Due to the consolidation of Supplies Distributors, in the future we anticipate that we will continue to record an income tax provision associated with Supplies Distributors' Canadian and European results of operations.

SUPPLIES DISTRIBUTORS

    In July 2001, we and Inventory Financing Partners, LLC ("IFP") formed Business Supplies Distributors Holdings, LLC ("Holdings"), and Holdings formed a wholly-owned subsidiary, Supplies Distributors ("SD"). Concurrently, SD formed its wholly-owned subsidiaries Supplies Distributors of Canada, Inc. ("SDC") and Supplies Distributors S.A. ("SDSA"), a Belgium corporation (collectively with Holdings, SD, SDC and SDSA, "Supplies Distributors"). Supplies Distributors acts as master distributors of various IBM and other products and, pursuant to a transaction management services agreement between us and Supplies Distributors, we provide transaction management and fulfillment services to Supplies Distributors. We made an initial equity investment in Holdings for a 49% voting interest, and IFP made an equity investment for a 51% voting interest. Certain officers and directors of PFSweb owned, individually, a 9.8% non-voting interest, and, collectively, a 49% non-voting interest, in IFP. In addition to our equity investment in Holdings, we have also provided Supplies Distributors with a subordinated loan that, as of September 30, 2003, had an outstanding balance of $8.0 million and accrued interest at a rate of approximately 10%.

    On September 27, 2001, Supplies Distributors entered into short-term credit facilities with IBM Credit Corporation ("IBM Credit") and IBM Belgium Financial Services S.A. ("IBM Belgium") to finance its distribution of IBM products. We provided a collateralized guaranty to secure the repayment of these credit facilities. As of September 30, 2003, the subsequently amended asset-based credit facilities provided financing for up to $27.5 million and up to 12.5 million Euros (approximately $14.1 million) with IBM Credit and IBM Belgium, respectively. These agreements expire in March 2004.

    In March 2002, Supplies Distributors also entered into a loan and security agreement with Congress Financial Corporation (Southwest) ("Congress") to provide financing for up to $25 million of eligible accounts receivables in the U.S. and Canada. The Congress facility expires on the earlier of three years or the date on which the parties to the IBM Master Distributor Agreement shall no longer operate under the terms of such agreement and/or IBM no longer supplies products pursuant to such agreement. In March

2002, SDSA entered into a two year factoring agreement with Fortis Commercial Finance N.V. ("Fortis") to provide factoring for up to 7.5 million Euros (approximately $8.4 million) of eligible accounts receivables. Borrowings under this agreement can be either cash advances or straight loans, as defined.

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

    Pursuant to the terms of our transaction management services agreement with Supplies Distributors, we earned service fees, which are reported as service fee revenue, affiliate in the accompanying unaudited interim condensed consolidated financial statements (prior to the consolidation of Supplies Distributors' results of operations effective October 1, 2002), of approximately $1.7 million and $4.7 million for the three and nine months ended September 30, 2002, respectively.

    Prior to the consolidation of Supplies Distributors' operating results effective October 1, 2002, we recorded our interest in Supplies Distributors' net income, which was allocated and distributed to the owners pursuant to the terms of Supplies Distributors' operating agreement, under the modified equity method, which resulted in us recording our allocated earnings of Supplies Distributors or 100% of Supplies Distributors' losses and our proportionate share of Supplies Distributors' cumulative foreign currency translation adjustments. Pursuant to Supplies Distributors' operating agreement, Supplies Distributors allocated its earning and distributed its cash flow, as defined, in the following order of priority: first, to IFP until it received a one-time amount equal to its capital contribution of $0.25 million; second, to IFP until it received an amount equal to a 35% cumulative annual return on its capital contribution; third, to PFSweb until it received a one-time amount equal to its capital contribution of $0.75 million; fourth, to PFSweb until it received an amount equal to a 35% cumulative annual return on its capital contribution; and fifth, to PFSweb and IFP, pro rata, in accordance with their respective capital accounts. We recorded $0.3 million and $1.2 million of equity in the earnings of Supplies Distributors for the three and nine months ended September 30, 2002, respectively. As a result of our 100% ownership of Supplies Distributors, future earnings and dividends will be allocated and paid 100% to PFSweb. Notwithstanding the foregoing, no distribution could be made if, after giving effect thereto, the net worth of Supplies Distributors would be less than $1.0 million. Under terms of the credit agreements described above, Supplies Distributors is currently limited to annual cash dividends of $0.6 million. In March 2003, Supplies Distributors received lender approval for a distribution to us of $600,000, which was paid in September 2003.

    Beginning October 1, 2002, as a result of the purchase, we now consolidate 100% of Supplies Distributors financial position and results of operations into our consolidated financial statements. Pro forma net revenues and pro forma net loss for the three months ended September 30, 2002, assuming our purchase of the remaining 51% interest in Supplies Distributors from IFP had occurred in January 2002, would have been $65.4 million and $4.5 million, respectively. Pro forma net revenues and pro forma net loss for the nine months ended September 30, 2002, assuming our purchase of the remaining 51% interest in Supplies Distributors from IFP had occurred in January 2002, would have been $187.1 million and $9.7 million, respectively. The pro forma data for the nine months ended September 30, 2002 includes a $0.2 million extraordinary gain on the purchase from IFP, primarily as a result of the purchase price being less than IFP's capital account. The unaudited pro forma net revenue and pro forma net loss are not necessarily indicative of the consolidated results of operations for future periods or the results of operations that would have been realized had we consolidated Supplies Distributors during the period noted.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $13.7 million for the nine months ended September 30, 2003, and primarily resulted from a $8.5 million decrease in inventory and an increase in accounts payable and accrued expenses of $3.9 million, partially offset by an increase in accounts receivable of $1.1 million. The September 30, 2003, accounts payable balance was higher than normal primarily due to the timing of invoice processing by our large master distributor vendor and due to the timing of certain client remittances. We expect accounts payable to decrease during the December 31, 2003 quarter. Net cash used in operating activities was $3.0 million for the nine months ended September 30, 2002, and primarily resulted from cash used to fund operating losses, partially offset by an increase in accounts payable and accrued expenses of $1.7 million and a decrease in prepaid expenses, other receivables and other current assets of $1.2 million.

    Net cash provided by investing activities for the nine months ended September 30, 2003 totaled $0.7 million, resulting primarily from a decrease in restricted cash offset by capital expenditures. Net cash provided by investing activities totaled $1.2 million for the nine months ended September 30, 2002, representing the net repayment of $2.9 million by Supplies Distributors of the subordinated loan, offset by capital expenditures of $1.5 million and a $0.2 million increase in our restricted cash balance. Capital expenditures have historically consisted primarily of additions to upgrade our management information systems, including our Internet-based customer tools, other methods of e-commerce and general expansion of and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures in order to support new contracts and anticipated future growth opportunities. We anticipate that our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months will be approximately $2 to $4 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. A portion of these expenditures may be financed through operating or capital leases. We may elect to modify or defer a portion of such anticipated investments in the event that we do not achieve the revenue necessary to support such investments.

    Net cash used in financing activities was approximately $11.5 million for the nine months ended September 30, 2003, primarily representing $0.7 million of payments on our capital lease obligations and $11.4 million of payments on debt, offset by $0.6 million of proceeds from the issuance of common stock pursuant to our employee stock purchase and stock option programs. As a result of anticipated reductions in our accounts payable balance during the December 31, 2003 quarter, we expect to have corresponding increases in our outstanding debt levels. Net cash used in financing activities was approximately $0.4 million for the nine months ended September 30, 2002, representing $0.8 million of payments on our long-term debt and capital lease obligations offset by the proceeds from debt and from the issuance of common stock pursuant to our employee stock purchase program.

    During the nine months ended September 30, 2003, our working capital increased slightly to $18.4 million from $16.1 million at December 31, 2002 resulting primarily from a reduction in our restricted cash balance, which resulted in a reclassification of a portion of our restricted cash from a long-term asset to a current asset. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity (including a November 2003 private placement transaction discussed below), utilizing capital or operating leases, borrowing under our own credit facility, or transferring a portion of our subordinated loan balances due from Supplies Distributors to third-parties. In conjunction with certain of these alternatives, we may be required to provide certain letters of credit to secure these arrangements. No assurances can be given that we will be successful in obtaining any additional financing or the terms thereof. We currently believe that our cash position, financing available under our credit facilities and funds generated from operations (including our anticipated revenue growth and/or cost reductions to offset lower than anticipated revenue growth) will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our lease obligations, and additional subordinated loans to Supplies Distributors, if necessary, for at least the next twelve months.

    The following is a schedule of our total contractual cash and other obligations, which is comprised of operating leases, other obligations (which represents $0.1 million of contingent obligations we believe will be paid in the next twelve months), long-term debt and capital leases, including interest (in millions):

                                                                                 TOTAL
                                                                              CONTRACTUAL
                                                   DEBT AND     CONTRACTUAL    CASH AND
                                                   OPERATING      CAPITAL        OTHER
                                                    LEASES        LEASES      OBLIGATIONS
                                                   ---------    -----------   -----------
Twelve Months Ended September 30,
  2004.......................................      $  55,713     $    921      $  56,634
  2005.......................................          3,568          575          4,143
  2006.......................................          3,291          429          3,720
  2007.......................................          1,907          425          2,332
  2008.......................................            894          283          1,177
  Thereafter.................................            326           --            326
                                                   ---------     --------      ---------
        Total contractual cash obligations...      $  65,699     $  2,633      $  68,332
                                                   =========     ========      =========

    In support of certain debt instruments and leases, as of June 30, 2003, we had $2.8 million of cash restricted as collateral for letters of credit. In September 2003, in connection with the amendment to our credit facility with Comerica, we refinanced certain debt instruments and leases. This refinancing allowed us to reduce the amount of letters of credit, and resulting restricted cash collateral to $1.1 million. The remaining letters of credit currently expire at various dates through April 2006, the related debt and lease obligations termination dates. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain Supplies Distributors' credit facilities. As of September 30, 2003, the outstanding balance of our senior credit facilities was approximately $50.0 million. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of stockholders' equity, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. Any requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of September 30, 2003, we were in compliance with all debt covenants and we believe that we will maintain such compliance throughout calendar year 2003. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or its subsidiaries by its lenders, in the event that Supplies Distributors or its subsidiaries are unable to do so. An over-advance would arise in the event borrowings exceeded the maximum amount available under the eligible borrowing base, as defined. We are also required to maintain a subordinated loan to Supplies Distributors of $8.0 million. We have to seek lender approval to increase or decrease this amount. We do not have any other material financial commitments.

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

    We currently believe that we are still operating with and incurring costs applicable to excess physical capacity in our North American and European operations. We believe that based on our current cost structure, as we add revenue, we will be able to cover our reduced infrastructure costs and reach profitability. We currently estimate that the net service fee revenue needed to leverage our existing infrastructure and cost structure and reach profitability is approximately between $12 million to $13 million per quarter, including service fees earned from our subsidiary Supplies Distributors, which are eliminated in consolidation. No assurance can be given that we can achieve such operating levels, or that, if achieved, we will be profitable in any particular fiscal period. We will reevaluate the carrying value of certain of the excess long-lived warehouse operation and information technology infrastructure assets for impairment in 2003, in conjunction with our future operating plans, and determine if additional asset impairment costs should be recognized.

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

    On March 28, 2003, Priority Fulfillment Services, Inc. and Priority Fulfillment Services of Canada, Inc., (both wholly-owned subsidiaries of PFSweb and collectively the "Borrowers") entered into a two year Loan and Security Agreement with Comerica Bank ("Comerica") to provide financing for up to $7.5 million of eligible accounts receivable in the U.S. and Canada. We entered this agreement to supplement our existing cash position, and provide funding for our future operations, including our targeted growth. Borrowings under the Comerica facility accrue interest at prime rate plus 1%. On September 11, 2003, the Borrowers and Comerica amended this agreement to provide financing for up to $5.0 million of eligible accounts receivable and financing for up to $2.5 million of eligible equipment purchases (Equipment Advances). Outstanding Equipment Advances under the amended Comerica facility accrue interest at prime rate plus 1.5% and have a final maturity date of September 10, 2006. The agreement contains cross default provisions, various restrictions upon the Borrowers' ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth, as defined, and a minimum liquidity ratio, as defined. The agreement also limits our ability to increase the subordinated loan to Supplies Distributors without the lender's approval. The agreement is secured by all of the assets of the Borrowers, as well as a guarantee of PFSweb. At September 30, 2003, we had $1.3 million outstanding under this facility that was subsequently repaid in October 2003. The amendment in September 2003 allowed us to reduce certain of our existing letters of credit, and thus remove restrictions on the related cash security.

    On November 7, 2003, We entered into a Securities Purchase Agreement (the "Agreement") with certain institutional investors in a private placement transaction pursuant to which we issued and sold an aggregate of 1,581,944 shares of our common stock, par value $.001 per share (the "Common Stock"), at $2.16 per share, resulting in gross proceeds of $3.4 million. After deducting expenses, the net proceeds are approximately $3.2 million. In addition to the Common Stock, the investors received one-year warrants to purchase an aggregate 525,692 shares of Common Stock at an exercise price of $3.25 per share and four-year warrants to purchase an aggregate of 395,486 shares of Common Stock at an exercise price of $3.30 per share (collectively with the one year warrants, the "Warrants").

    The securities issued in the private placement have not been registered under the Securities Act of 1933 or any state securities laws and unless so registered may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act of 1933 and applicable state securities laws. We have agreed to file a registration statement within 30 days for the resale of the shares of the Common Stock, including all shares of Common Stock underlying the Warrants, and to use our reasonable efforts to have the registration statement declared effective by the Securities and Exchange Commission within 90 days of the closing. We will be required to pay a monthly penalty to the investors equal to 1% of the aggregate proceeds paid by the investors to the Company, pro rated for each day after the 90th day that the registration statement has not been declared effective and under certain other circumstances described in the Agreement.

    We intend to use the net proceeds from the private placement for general working capital purposes.

CONTINUED LISTING ON NASDAQ SMALLCAP MARKET

    In June 2002, the NASDAQ approved our transition from the NASDAQ National Market System to the NASDAQ SmallCap Market. Our securities began trading on the NASDAQ SmallCap Market on June 10, 2002.

    This transition occurred in response to the Company's liability to meet NASDAQ Marketplace Rule 4450(a), which requires a minimum bid price of $1.00 for continued listing on the NASDAQ National

Market. The SmallCap Market also has a minimum bid price of $1.00 per share. On August 12, 2003, we received a NASDAQ Listing Qualifications Panel Notification that PFSweb has evidenced compliance with all NASDAQ SmallCap Market listing requirements. Accordingly, our stock will continue to be traded on the NASDAQ SmallCap Market. The Panel has closed our hearing file, and PFSweb's common stock will not be subject to delisting.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The adoption of this standard did not have a material impact on our consolidated financial statements.

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

    In January 2003, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others." FIN No. 45 requires a company to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. The measurement provisions of this statement apply prospectively to guarantees issued or modified after December 31, 2002. The disclosure provisions of the statement apply to financial statements for periods ending after December 15, 2002. We adopted the disclosure provisions of the statement as of December 31, 2002 and the measurement provisions of this statement during the three months ended March 31, 2003. The adoption of this statement did not have a material effect on our consolidated financial statements.

    In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003. We adopted the provisions of FIN No. 46 during the three months ended March 31, 2003. The adoption of the statement did not have a material effect on our consolidated financial statements.

    The FASB Emerging Issues Task Force issued EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," to address certain revenue recognition issues. The guidance provided from EITF 00-21 addresses both the timing and classification in accounting for different earnings processes. The adoption of EITF 00-21 did not have a material impact on our consolidated financial statements.

    In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and classifies them in its statements of financial position. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, and the adoption of SFAS 150 did not have a material impact on our consolidated financial statements.

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

Interest Rate Risk

Our interest rate risk is limited to our outstanding balances on our inventory and working capital financing agreements, loan and security agreements and factoring agreement for the financing of inventory, accounts receivable and certain other receivables, which amounted to $49.8 million at September 30, 2003. A 100 basis point movement in interest rates would result in approximately $0.2 million annualized increase or decrease in interest expense based on the outstanding balance of these agreements at September 30, 2003.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a)   Exhibits:

    EXHIBIT
      NO.             DESCRIPTION OF EXHIBITS
    -------           -----------------------
      3.1*            Amended and Restated Certificate of Incorporation

      3.2*            Amended and Restated Bylaws

     10.1**           First Amendment to Loan and Security Agreement made as of
                      September 11, 2003 by and between Priority Fulfillment
                      Services, Inc., Priority Fulfillment Services of Canada,
                      Inc. and Comerica Bank.

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

----------

* Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

**  Filed herewith

    b)   Reports on Form 8-K:

         Form 8-K furnished on August 13, 2003 reporting Item 12, Results of Operations and Financial Condition, that on August 13, 2003, PFSweb, Inc. issued a press release announcing its financial results for the quarter ended June 30, 2003.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003




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

                                INDEX TO EXHIBITS


    EXHIBIT
      NO.                             DESCRIPTION OF EXHIBITS
    -------                           -----------------------
      3.1*            Amended and Restated Certificate of Incorporation

      3.2*            Amended and Restated Bylaws

     10.1**           First Amendment to Loan and Security Agreement made as of
                      September 11, 2003 by and between Priority Fulfillment
                      Services, Inc., Priority Fulfillment Services of Canada,
                      Inc. and Comerica Bank.

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