Form 10-K
period 2003-12-31
PFSWEB INC
filed 2004-03-30
CIK 1095315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-28275

PFSWEB, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 500 North Central Expressway, Plano, Texas (Address of principal executive offices)	75-2837058 (I.R.S. Employer Identification Number) 75074 (Zip code)

Registrant’s telephone number, including area code:
972-881-2900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 (based on the closing price as reported by the National Association of Securities Dealers Automated Quotation System) was $11,794,477.

     As of February 28, 2004, there were 21,188,311 shares of the registrant’s Common Stock, $.001 par value, outstanding, excluding 86,300 shares of common stock in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders to be held in June 2004, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

     Unless otherwise indicated, all references to “PFSweb,” “the Company,” “we,” “us” and “our” refer to PFSweb, Inc., a Delaware corporation, and its subsidiaries. All references to “Daisytek” refer to our former parent corporation, Daisytek International Corporation, a Delaware corporation, and its subsidiaries. In June 2001, we elected to change our fiscal year end date from March 31 to December 31.

PART I

Item 1. Business

General

     PFSweb is a leading provider of outsourcing services. These services include web-site development and hosting, order management, call center, product kitting and assembly, order fulfillment, warehousing, credit and collections, technology solutions and more. Collectively we define this group of services as Business Process Outsourcing because we offer our clients infrastructure and technology capabilities that can address an entire business transaction cycle, from demand generation to product delivery.

     PFSweb serves as the “brand behind the brand” for companies seeking to increase their supply chain efficiencies. As a business process outsourcer, we offer scalable and cost-effective solutions for manufacturers, distributors, retailers and direct marketing organizations. We provide our clients with seamless and transparent solutions to support their business strategies, allowing them to focus on their core competencies while we provide cost effective capabilities for areas of their business that are not core competencies. Leveraging PFSweb’s technology, expertise and proven methodology, we enable client organizations to develop and deploy new products quickly and implement new business strategies or address new distribution channels rapidly and efficiently through our optimized solutions. Our clients engage us both as a consulting partner to assist them in the design of a business solution as well as a virtual and physical infrastructure partner providing the mission critical operations required to build and manage that business solution. Together, we not only help our clients define new ways of doing business, but also provide them the technology and physical infrastructure necessary to quickly implement this new business model. We allow our clients to quickly and dramatically change how they ‘go-to-market.’

     Each client has a unique business model and unique strategic objectives that require highly customized solutions. Clients in a wide array of industries, from computer products to cosmetics to consumer goods to collectibles, turn to PFSweb for help in addressing a variety of business issues, such as customer satisfaction, production capacity requirements, vendor integration, supply chain compression, cost realignment, international & domestic transportation management and international expansion, among others. We also act as a constructive agent of change, providing clients the ability to alter their current distribution model, establish direct relationships with end-customers, and reduce the overall time and costs associated with existing distribution channel strategies. Our clients are seeking solutions that will provide them with dynamic supply chain and channel marketing efficiencies, while ultimately delivering a world-class customer service experience.

     Our technology and business infrastructures are adaptable, changeable and reliable. This flexibility allows us to design custom, variable cost solutions to fit the business requirements of our client’s strategies. We earn revenue from two distinct business segments, yet operationally similar business models:

•	First, we earn service fee revenues from charges to process individual business transactions on our client’s behalf through our technology and infrastructure capabilities. These business transactions may include the answering of a phone call or an e-mail, the design and hosting of a client web-site, the receipt and storage of our client’s inventory, the assembly of a kit of products to meet our client’s customer’s specifications, the shipping of products to our client’s customers, the management of a complex set of electronic data transactions designed to keep our client’s suppliers and customers accounting records in balance, or the processing of a returned package. In the service fee revenue business segment, we do not own the inventory or the resulting accounts receivable, but provide management services for these client-owned assets.

•	Secondly, we earn product revenue through our master distributor relationship with certain clients. In the product revenue business segment, we purchase inventory, and upon sale of the product, own the accounts receivable.

     Our capabilities are expansive. To offer the most necessary and resourceful products to our clients, we are continually developing capabilities to meet the pressing business issues in the marketplace. Our business objective is to focus on “Leading the Evolution of Outsourcing.” As our tagline suggests, we will continue to evolve our service offerings to meet the needs of the marketplace and the demands of unique client requirements. We are most successful when we develop a new capability to enable a client to pursue a new initiative and we are then able to leverage that revolutionary development across other client or prospect solutions, as it becomes “best practice” in the marketplace. Our team of experts design and build diverse solutions for Fortune 1000, Global 2000 and brand name clients around a flexible core of technology and physical infrastructure that includes:

•	Technology collaboration provided by our suite of technology services, called the Entente Suite(SM), that are e-commerce and collaboration services that enable buyers and suppliers to fully automate their business transactions within their supply chain. Entente supports industry standard collaboration techniques including XML based protocols such as Biztalk and RosettaNet, real-time application interfaces, text file exchanges via secured FTP, and traditional electronic data interchange (“EDI”);

•	Managed hosting and internet application development services, including web site design, creation, integration and ongoing maintenance, support and enhancement of web site;

•	Order management, including order processing from any source of entry, back order processing and future order processing, tracking and tracing, credit management, electronic payment processing, calculation and collection of sales tax and VAT, comprehensive freight calculation and email notification, all with multiple currency and language options;

•	Customer Relationship Management (“CRM”), including interactive voice response (“IVR”) technology and web-enabled customer contact services through world-class call centers utilizing voice, e-mail, voice over internet protocol (“VOIP”) and internet chat communications that are fully integrated with real-time systems and historical data archives to provide complete customer lifecycle management;

•	International fulfillment and distribution services, including warehouse management, inventory management, inventory postponement, product warehousing, order picking and packing, transportation management and reverse logistics;

•	Kitting and assembly services, including light assembly, procurement services, Supplier Relationship Management, specialized kitting, and supplier consigned inventory hub in PFSweb’s distribution facilities or co-located in other facilities;

•	Information management, including real-time data interfaces, data exchange services and data mining;

•	Financial services, including secure on-line credit card processing related services, fraud protection, invoicing, credit management and collection, and working capital solutions; and

•	Professional consulting services, including a consultative team of experts that customize solutions to each client and continuously seek out ways to increase efficiencies and produce benefits for the client.

     We are headquartered in Plano, Texas where our executive and administrative offices are located as well as our primary technology laboratories and hosting facilities. We operate state-of-the-art call centers from our U.S. facilities located in Plano, Texas, and Memphis, Tennessee, and from our international facility located in Liege, Belgium. We have approximately one million square feet of warehouse space located across our facilities in Memphis, Toronto and Liege allowing us to provide global distribution solutions. These distribution facilities are highly automated and contain state of the art material handling and communications equipment. We provide solutions to clients that are often regarded as market leaders in a variety of different industries. Those industries include technology manufacturing, telecommunications, computer consumables, direct marketing, apparel, retailing, collectibles, consumer goods, personal care/cosmetics, pharmaceuticals and consumer electronics, among others.

Industry Overview

     Business activities in the public and private sectors continue to operate in an environment of rapid technological advancement, increasing competition and continuous pressure to improve operating and supply chain efficiency while decreasing costs. We currently see the following trends within the industry:

•	Manufacturers strive to restructure their supply chains to maximize efficiency and reduce costs in both business-to-business (“B2B”) and business-to-consumer (“B2C”) markets and to create a variable-cost supply chain able to support the multiple unique needs of each of their initiatives, including traditional and electronic commerce.

•	Government agencies are increasingly focused on improved citizen usability and interaction, as well as the need to manage government initiatives from an efficiency perspective. With revisions to the United States Government’s Competitive Sourcing Program (A-76), the government is mandated to obtain commercially available goods and services from the private sector when it makes economic sense to do so.

•	Companies in a variety of industries seek outsourcing as a method to address one or more business functions that are not within their core business competencies, to reduce operating costs or to improve the speed or cost of implementation.

Supply Chain Management Trend

     As companies maintain focus on improving their businesses and balance sheet financial ratios, significant efforts and investments continue to be made identifying ways to maximize supply chain efficiency and extend supply chain processes. Working capital financing, vendor managed inventory, supply chain visibility software solutions, distribution channel skipping, direct to consumer e-commerce sales initiatives, and complex upstream supply chain collaborative technology are products that manufacturers seek to help them achieve greater supply chain efficiency. International Data Corporation (“IDC”) forecasts that the supply chain management services market will represent the largest solutions services opportunity, reaching $40.5 billion by 2007, which we believe includes the type of products described above, that monitor, manage, and optimize companies’ extended supply chains.

     A key business challenge facing many manufacturers and retailers as they evaluate their supply chain efficiency is in determining how the trend for consumers to shop via the Internet in an electronic commerce fashion will affect their traditional commerce business model. According to eMarketer’s eBusiness in 2003 review, B2B worldwide e-commerce is expected to grow at an annual rate of between 50% and 60%, and in the U.S. B2B e-commerce is expected to grow from $721 billion in 2003 to $1.3 trillion in 2005. Forrester Research projects that U.S. B2C e-commerce activity will reach nearly $230 billion in 2008, and will account for 10 percent of total U.S. retail sales. We believe that companies will continue to strategically plan for the impact that e-commerce and other new technology advancements will have on their traditional commerce business models and their existing technology and infrastructure capabilities.

     Manufacturers, as buyers of materials, are also imposing new business practices and policies on their supplier partners in order to shift the normal supply chain costs and risks associated with inventory ownership away from their own balance sheets. Through techniques like Vendor Managed Inventory (“VMI”) or Consigned Inventory Programs (“CIP”), manufacturers are asking their suppliers, as a part of the supplier selection process, to provide capabilities where the manufacturer need not own, or even possess, inventory prior to the exact moment that unit of inventory is required as a raw material component or for shipping to a customer. To be successful for all parties, business models such as these often require a sophisticated collection of technological capabilities that allow for complete integration and collaboration of the information technology environments of both the buyer and supplier. For example, in order for an inventory unit to arrive at the precise required moment in the manufacturing facility, it is necessary for the Manufacturing Resource Planning (“MRP”) systems of the manufacturer to integrate with the CRM systems of the supplier. When hundreds of supplier partners are involved, this process can become quite complex and technologically challenging. Buyers and suppliers are seeking solutions that utilize XML based protocols like Biztalk, RosettaNet and other traditional EDI standards in order to ensure an open systems platform that promotes easier technology integration in these collaborative solutions.

Government Outsourcing Trend

     In 2001, a task force was launched to identify priority actions to achieve strategic improvements in government and set in motion a transformation of government around citizens’ needs. The federal government formulated an E-Government strategy in 2002, which was created to support multi-agency projects that improve citizen services and yield performance gains. Also, recent revisions to government mandate A-76 state that Government agencies must conduct thorough audits to determine the lowest cost and most efficient method of doing business, and to outsource to the public sector when in-house operations are unable to compete.

     As stated in the February 2002 E-Government Strategy document developed by the U.S. Office of Management and Budget (OMB) E-Government task force, the primary goals for this initiative are to:

•	Make it easy for citizens to obtain service and interact with the federal government;

•	Improve government efficiency and effectiveness; and

•	Improve the government’s responsiveness to citizens.

     According to the E-Government Strategy document, for fiscal year 2005, the federal government’s investment in information technology (IT) is estimated to be $59 billion. The continued investment made in IT spending provides opportunities for the government to continue to transform itself into a citizen-centered E-Government and provide additional opportunities for the government to work with the public sector to develop more user friendly methods of interaction. Past agency-centered IT approaches have limited the government’s productivity gains and ability to serve citizens.

     The 2002 E-Government Strategy document goes on to state, “E-Government provides many opportunities to improve the quality of service to citizens. Citizens should be able to get service or information in minutes or hours, versus today’s standard of days or weeks. Citizens, businesses and state and local governments should be able to file required reports without having to hire accountants and lawyers. Government employees should be able to do their work as easily, efficiently and effectively as their counterparts in the commercial world. Effective execution of this strategy are targeted to:

•	Simplify delivery of services to citizens;

•	Eliminate layers of government management;

•	Make it possible for citizens, businesses, other levels of government and federal employees to easily find information and get service from the federal government;

•	Simplify agencies’ business processes and reduce costs through integrating and eliminating redundant systems;

•	Enable achievement of the other elements of the President’s Management Agenda; and

•	Streamline government operations to guarantee rapid response to citizen needs.”

     E-Government Strategy activities are centered on four citizen-centered groups, including:

•	Individuals/Citizens: Government-to-Citizens (G2C);

•	Businesses: Government-to-Business (G2B);

•	Intergovernmental: Government-to-Government (G2G);

•	Intra-governmental: Internal Efficiency and Effectiveness (IEE);

     Through the E-Government Strategy, Government agencies are currently faced with pressure to upgrade technology capabilities and to better interface with their audiences. Combined with the A-76 initiative that directs Government agencies to pursue the most cost-effective method of doing business, current federal strategy now enforces government’s need to better understand public alternatives, submit to extensive requests for proposals to an array of government and non-government providers, and to perform complex evaluations of existing operations and functions. These initiatives will continue to drive government usage of outside sources.

Outsourcing Trend

     In response to growing competitive pressures and technological innovations, we believe many companies, both large and small, are focusing their critical resources on the core competencies of their business and utilizing business process outsourcing to accelerate their business plans in a cost-effective manner and perform non-core business functions. Outsourcing provides many key benefits, including the ability to:

•	Capitalize on skills, expertise and technology infrastructure that would otherwise be unavailable or expensive given the scale of the business;

•	Reduce capital and personnel investments and convert fixed investments to variable costs;

•	Increase flexibility to meet changing business conditions and demand for products and services;

•	Enhance customer satisfaction and gain competitive advantage;

•	Improve operating performance and efficiency; and

•	Enter new business markets or geographic areas rapidly.

     As a result, the market for business process outsourcing services continues to grow. IDC predicts that the worldwide logistics business process outsourcing market will expand from $155.8 billion in 2002 to $276.5 billion in 2007.

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

The PFSweb Solution

     PFSweb serves as the “brand behind the brand” for companies seeking to increase the efficiencies of all aspects of their supply chain.

     Our value proposition is to become an extension of our clients’ businesses by delivering a superior experience that increases and enhances sales and market growth, customer satisfaction and customer retention. We act as both a virtual and a physical infrastructure for our clients’ businesses. By utilizing our services, our clients are able to:

     Quickly Capitalize on Market Opportunities. Our solutions empower clients to rapidly implement their supply chain and e-commerce strategies and to take advantage of opportunities without lengthy integration and implementation efforts. We have ready built technology and physical infrastructure that is flexible in its design, which facilitates quick integration and implementation. Currently, PFSweb operates with excess capacity in its call center, technology and distribution areas further aiding our clients’ speed to market. The PFSweb solution is designed to allow our clients to deliver consistent quality service as transaction volumes grow and also to handle daily and seasonal peak periods. Through our international locations, our clients can use the broad reach of the internet and e-commerce to sell their products almost anywhere in the world.

     Improve the Customer Experience. We enable our clients to provide their customers with a positive buying experience thereby maintaining and promoting brand loyalty. Through our use of advanced technology, we can respond directly to customer inquiries by e-mail, voice or data communication and assist them with on-line ordering and product information. We offer our clients a “world-class” level of service, including 24-hour, seven-day-a-week, Web-enabled customer care service centers, detailed CRM reporting and exceptional order accuracy. We have significant experience in the development of Internet web sites that allows us to recommend features and functions that are easily navigated and understood by our client’s customers. Our technology platform is designed to ensure high levels of reliability and fast response times for our clients’ customers. Because our technology is “world-class,” our clients benefit from being able to offer the latest in customer communication and response conveniences to their customers.

     Minimize Investment and Improve Operating Efficiencies. One of the most significant benefits that outsourcing to PFSweb provides is the ability to transform fixed costs into variable costs. By eliminating the need to invest in a fixed capital infrastructure, our clients’ costs typically become directly correlated with volume increases or declines. Further, as volume increases drive the demand for greater infrastructure or capacity, PFSweb is able to quickly deploy additional resources. We provide services to multiple clients, which enables us to offer our clients economies of scale, and resulting cost efficiency, that they may not have been able to obtain on their own. Additionally, because of the large number of daily transactions we process, PFSweb has been able to justify investments in levels of automation, security surveillance, quality control processes and transportation carrier interfaces that are typically outside the scale of investment that our clients might be able to cost justify on their own. These additional capabilities can provide our clients the benefits of enhanced operating efficiency, reduced inventory shrinkage, and expanded customer service options.

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

The PFSweb Strategy

     In 2004, we intend to maintain our simple but effective strategy statement to drive our actions for the year, QGP. This acronym stands for Quality, Growth and Profit. We believe that if we can achieve outstanding performance on these three basic elements, they will provide for a stable foundation for the future of PFSweb. As this evolution of our business model continues, we will remain focused on these three fundamentals:

     Quality: To exceed our client’s service level requirements and enhance the value of their “brand” while providing their customers a positive, memorable and efficient experience.

     Growth: To increase our company’s revenue and gross profit from its current levels. To aggressively market simplified product messages to drive new clients and revenue and profit growth. To become a larger company in order to create career and additional employment opportunities. Embrace strategic partnering to accentuate strengths and minimize weaknesses.

     Profit: To generate positive cash flow and to become sustainably profitable. To increase the value of our company for all of its stakeholders while rewarding our team members with challenging, fun and memorable life experiences.

     The successful balance of the execution of these fundamental strategies over the next year is targeted to result in the formation of a solid strategic and financial foundation for PFSweb and provide PFSweb a sustainable and profitable business model for the future.

     See “Risk Factors” for a complete discussion of risk factors related to our ability to achieve our objectives and fulfill our business strategies.

PFSweb Services

     We offer a comprehensive and integrated set of business infrastructure solutions that are tailored to our clients’ specific needs and enable them to quickly and efficiently implement their supply chain strategies. Our services include:

     Technology Collaboration. Specifically for e-commerce initiatives, PFSweb has created the Entente Suite, which illustrates the level of electronic cooperation that is possible when we construct solutions with our clients using this technology service offering. This set of technology services enables everything from order processing and inventory reporting to total e-commerce design and implementation. The Entente Suite comprises four key services— EntenteWeb®, EntenteDirect®, EntenteMessage® and EntenteReport®.

     EntenteWeb is a one-stop shop for the entire e-commerce process, particularly for companies with unusual needs or specific requests that are not easily met by the typical e-commerce development packages. EntenteWeb is a service utilizing our revolutionary GlobalMerchant Commerceware™ e-commerce software platform that is particularly focused to enable global commerce strategies with its extensive currency and language functionality. EntenteDirect provides clients with a real-time, user-friendly interface between their system and PFSweb order processing, warehouse management and related functions. Using real-time or batch processes, EntenteMessage is a file exchange service for clients using our warehousing and distribution facilities. EntenteReport is a reporting and inquiry service particularly suited to companies that need to put key e-commerce information into the hands of business users, but do not have the IT resources to facilitate the necessary data extraction, manipulation and presentation. EntenteReport consists of an industry-standard browser-based report writer, a client-customized data warehouse configuration, and, new in 2003, access to a robust browser-based Supply Chain Visibility dashboard.

     The Entente Suite operates in an open systems environment and features the use of industry-standard XML, enabling customized e-commerce solutions with minimal changes to a client’s systems or our Enterprise Resource Planning (“ERP”) systems. The result is a faster implementation process. Additionally, by using XML, the Entente Suite offers companies a more robust electronic information transfer option than text file FTP or EDI, although the text file FTP, EDI and other transfer methods are still supported.

     EntenteWeb Managed Hosting and Internet Application Development. We offer a highly available and secure managed hosting solution that encompasses complete creation and maintenance of client web sites using the EntenteWeb service. Operating with an in-house creative staff, we customize commerce-enabled client sites to their exact specifications and requirements. As with all major brand name companies, consistency within the brand image is vital; therefore, our design engineers create sites that seamlessly integrate and mirror the exact brand image of our clients. By operating on IBM enterprise systems and utilizing our state of the art Entente Suite technology along with Microsoft.Net technologies, we maintain a robust hosting environment for our hosted client web site properties.

     Specifically through the EntenteWeb service, we can assist clients using the GlobalMerchant Commerceware software to build an e-commerce offering with relatively low investment and in a time efficient manner. EntenteWeb is a complete front-to-back e-commerce service that incorporates components ranging from the look of the user interface to specific business purchasing, warehousing and shipping needs, enabling companies to define in exact terms their desired e-commerce site functionality.

     Order Management. Our order management solutions provide clients with interfaces that allow for real-time information retrieval, including information on inventory, sales orders, shipments, delivery, purchase orders, warehouse receipts, customer history, accounts receivable and credit lines. These solutions are seamlessly integrated with our web-enabled customer contact centers, allowing for the processing of orders through shopping cart, phone, fax, mail, email, web chat, and other order receipt methods. As the information backbone for our total supply chain solution, order management services can be used on a stand alone basis or in conjunction with our other business infrastructure offerings, including customer contact, financial or distribution services. In addition, for the B2B market, our technology platform provides a variety of order receipt methods that facilitate commerce within various stages of the supply chain. Our systems provide the ability for both our clients and their customers to track the status of orders at any time. Our services are transparent to our clients’ customers and are seamlessly integrated with our clients’ internal systems platforms and web sites. By synchronizing these activities, we can capture and provide critical customer information, including:

•	Statistical measurements critical to creating a quality customer experience, containing real-time order status, order exceptions, back order tracking, allocation of product based on timing of online purchase and business rules, the ratio of customer inquiries to purchases, average order sizes and order response time;

•	B2B supply chain management information critical to evaluating inventory positioning, for the purpose of reducing inventory turns, and assessing product flow through and end-consumer demand;

•	Reverse logistics information including customer response and reason for the return or rotation of product and desired customer action;

•	Detailed marketing information about what was sold and to whom it was sold, by location and preference; and

•	Web traffic reporting showing the number of visits (“hits”) received, areas visited, and products and information requested.

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

     An important feature of evolving commerce remains the ability for the customer to speak with a live customer service representative. Our experience has been that a majority of consumers tell us they visited the web location for information, but not all of those consumers chose to place their order online. Our customer care services utilize features that integrate voice, e-mail, standard mail, data and internet chat communications to respond to and handle customer inquiries. Our customer care representatives answer various questions, acting as virtual representatives of our client’s organization, regarding order status, shipping, billing, returns and product information and availability as well as a variety of other questions. Our web-enabled customer care technology identifies each customer contact automatically and routes it to the available customer care representative who is individually certified in the client’s business and products. Our web-enabled customer care centers are designed so that our customer care representatives can handle several different clients and products in a shared environment, thereby creating economy of scale benefits for our clients as well as highly customized dedicated support models that provide the ultimate customer experience and brand reinforcement. Our advanced technology also enables our representatives to up-sell, cross-sell and inform customers of other products and sales opportunities. The web-enabled customer care center is fully integrated into the data management and order processing system, allowing full visibility into customer history and customer trends. Through this fully integrated system, we are able to provide a complete CRM solution.

With the need for efficiency and cost optimization for many of our clients, we have integrated IVR as another option for customer contacts. IVR creates an “electronic workforce” with virtual agents that can assist customers with vital information at any time of the day or night. IVR allows for our clients’ customers to deal interactively with our system to handle basic customer inquiries, such as account balance, order status, shipment status, catalog requests, product and price inquiries, and routine order entry for established customers. The inclusion of IVR to our service offering allows us to offer a cost effective way to handle high volume, low complexity calls.

     International Fulfillment and Distribution Services. An integral part of our business process outsourcing solutions is the warehousing and distribution of inventory either owned by our clients or owned by us through our master distributor relationships. We currently have approximately one million square feet of warehouse space domestically and internationally to store and process our clients’ inventory. We receive client inventory in our distribution centers, verify shipment accuracy, unpack and audit (a process that includes spot-checking a small percentage of the clients inventory to validate piece counts and check for damages that may have occurred during shipping, loading and unloading). Upon request, we inspect for other damages or defects, which may include checking fabric, stitching and zippers for soft goods, or ‘testing’ power-up capabilities for electronic items. We generally stock for sale within one business day of unloading. On behalf of our clients, we pick, pack and ship their customer orders and can provide customized packaging, inserts and promotional literature for distribution with customer orders.

     We will also work with clients to re-sequence certain supply to aid in an inventory postponement strategy. We can build clients assembly flow lines and provide kitting services for thousands of units daily to stock in a Just-in-Time (“JIT”) environment. This service, for example, can entail the procurement of packaging materials including retail boxes, foam inserts and anti-static bags. These raw material components would be shipped to PFSweb from overseas manufacturers, and PFSweb will build the finished SKU units to stock for the client. This strategy allows manufacturers to make a smaller investment in inventory while meeting changing customer demand.

     Based upon our clients’ needs, we are able to take advantage of a variety of shipping and delivery options, which range from next day service to zone skipping to optimize transportation costs. Our facilities and systems are equipped with multi-carrier functionality, allowing us to integrate with all leading package carriers and provide a comprehensive transportation management offering. In addition, an increasingly important function that we provide for our clients is reverse logistics management. We offer a wide array of product return services for our clients, including issuing return authorizations, receipt of product, crediting customer accounts, and disposition of returned product.

     Our distribution facilities contain computerized sorting equipment, highly mobile pick-to-light carts, powered material handling equipment, scanning and bar-coding systems and automated conveyors, in-line scales and x-ray equipment used to inspect shipment contents for automatic accuracy checking. Our international distribution complexes include several advanced technology enhancements, such as radio frequency technology in product receiving processing to ensure accuracy, as well as an automated package routing and a pick-to-light paperless order fulfillment system. Our advanced distribution systems provide us with the capability to currently warehouse an extensive number of stock keeping units (SKUs) for our clients ranging from large high-end laser printers to small cosmetic compacts. Our facilities are flexibly configured to process B2B and single pick B2C orders from the same central location.

     During 2003, we warehoused, managed and fulfilled approximately $1 billion in client merchandise and transactions. Much of this does not represent our revenue, but rather the revenue of our clients’ transactions for whom we provided business process outsourcing solutions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Domestic clients of PFSweb enjoy the benefits of having their inventory assets secured by a network of trained law enforcement professionals, who have developed and continue to operate a world-class security network from our security headquarters in Memphis, TN. A part of our services for the United States Mint, our security plans and procedures are under constant evaluation and evolution. Continual validation ensures that we employ the latest in security processes and procedures to further enhance our surveillance and detection capabilities.

     Kitting and Assembly Services. Our expanded kitting and assembly services enable our clients to reduce the time and costs associated with managing multiple suppliers, warehousing hubs, and light manufacturing partners. As a single source provider, we provide clients with the advantage of convenience, accountability and speed. Our comprehensive kitting and assembly services provide a quality one-stop resource for any international channel. PFSweb’s kitting and assembly service includes light assembly, specialized kitting and supplier-consigned inventory hub either in our distribution facilities or co-located elsewhere. We also offer customized light manufacturing and Supplier Relationship Management (“SRM”) for Fortune 1000 and Global 2000 manufacturers.

     Combining our assembly services with our supplier-owned inventory hub services allows our clients to reduce cycle times, to compress their supply chains and to consolidate their operations and supplier management functions. We have supplier inventory management, assembly and fulfillment services all in one place, providing greater flexibility in product line utilization, as well as rapid response to change orders or packaging development. Our standard capabilities include: build-to-order, build-to-stock, expedited orders, passive and active electrostatic discharge (“ESD”) controls, product labeling, serial number generation, marking and/or capture, lot number generation, asset tagging, bill of materials (“BOM”) or computer automated design (“CAD”) engineering change processing, SKU-level pricing and billing, manufacturing and metrics reporting, first article approval processes, and comprehensive quality controls.

     Our kitting and assembly services also include procurement. We work directly with client suppliers to make JIT inventory orders for each component in client packages, thereby ensuring the appropriate inventory quantities arrive at just the right time to PFSweb and then turned around JIT to customers.

     Kitting and inventory hub services enable clients to collapse supply chains into the minimal steps necessary to prepare product for distribution to any channel, including wholesale, mass merchant retail, or direct to consumer. Clients no longer have to employ multiple providers or require suppliers to consign multiple inventory caches for each channel. We offer our clients the opportunity to consolidate operations from a channel standpoint, as well as from a geographic perspective. Our integrated, global information systems and international locations support client business needs worldwide.

     Information Management. We have the ability to communicate with and transfer information to and from our clients through a wide variety of technology services, including real-time data interfaces, file transfer methods and electronic data interchange. Our systems are designed to capture, store and electronically forward to our clients critical information regarding customer inquiries and orders, product shipments, inventory status (for example, levels of inventory on hand, on backorder, on purchase order and inventory due dates to our warehouse), product returns and other information. We maintain for our clients detailed product databases that can be seamlessly integrated with their web sites utilizing the capabilities of the Entente Suite. Our systems are capable of providing our clients with customer inventory and order information for use in analyzing sales and marketing trends and introducing new products. We also offer customized reports and data analyses based upon specific client needs to assist them in their budgeting and business decision process.

     Financial Services. Our financial services are divided into two major areas: 1) billing and collection services for B2B and B2C clients and 2) working capital solutions, where we act as a virtual and physical financial management department to fulfill our clients’ needs.

     We offer secure credit and collections services for both B2B and B2C businesses. Specifically, for B2C clients, we offer secure, real-time credit card processing related services for orders made via a client web site or through our customer contact center. Additionally, we can calculate sales taxes, goods and services taxes or value added taxes, if applicable, for numerous taxing authorities and on a variety of products. Using third-party leading-edge fraud protection services and risk management systems, we can assure the highest level of security and the lowest level of risk for client transactions.

     For B2B clients, we offer full-service accounts receivable management and collection capabilities, including the ability to generate customized computer-generated invoices in our clients’ names. We assist clients in reducing accounts receivable and days sales outstanding, while minimizing costs associated with maintaining an in-house collections staff. We offer electronic credit services in the format of EDI X.12 and XML communications direct from our clients to their vendors, suppliers and retailers.

     PFSweb’s subsidiary, Supplies Distributors, Inc. provides working capital solutions, which enable manufacturers to remove inventory and receivables from their balance sheets through the use of third party financing. This service offering is available to clients operating in North America and Europe.

     While the majority of our clients maintain ownership of their own inventory, through Supplies Distributors, we can create and implement client inventory solutions as well. PFSweb has years of experience in dealing with the issues related to inventory ownership, secure inventory management, replenishment and product distribution. PFSweb and Supplies Distributors can offer prospective clients a management solution for the entire customer relationship, including ownership of inventory and receivables. Through CIP, we utilize technology resources to time the replenishment purchase of inventory with the simultaneous sale of product to the end user. All interfaces are done electronically and almost all processes regarding the financial transactions are automated, creating significant supply chain advantages.

     PFSweb is experienced in the complex legal, accounting and governmental control issues that can be hurdles in the successful implementation of working capital financing programs. Our knowledge and experience help clients achieve supply chain benefits while reducing inventory carrying costs. Substantial benefits and improvement to a company’s balance sheet can be achieved through these working capital solutions.

     Professional Consulting Services. As part of the tailored solution for our clients, we offer a full team of experts specifically designated to focus on our clients’ businesses. Team members play a consultative role, providing constructive evaluation, analysis and recommendations for the client’s business. This team creates customized solutions and devises plans that will increase efficiencies and produce benefits for the client when implemented.

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

Clients and Marketing

     Our target clients include technology and consumer goods brand name manufacturers looking to quickly and efficiently implement business initiatives, to adapt their go-to-market strategies, or to introduce new products or programs, without the burden of modifying or expanding their order processing, customer service, supply chain and distribution infrastructure. We also target retailers and multi-channel direct marketers seeking to expand their sales through new channels and technology platforms, as well as government agencies trying to reduce costs and/or increase efficiencies, meet customer expectations and responsiveness. Our solutions are applicable to a multitude of industries and company types and we have provided solutions for such companies as:

International Business Machines (“IBM”) (printer supplies in several geographic areas), Adaptec (computer accessories), the United States Mint (as a sub-contractor to IBM Global Services), Avaya Communication, Emtec Magnetics (a manufacturer of BASF-branded data media and audio visual products), Lancôme (a cosmetics division of L’Oreal International), Chiasso (a contemporary home furnishings and decor cataloguer), Xerox (printers and printer supplies), Pfizer (pharmaceuticals), Nokia USA.com (cell phone accessories), Roots Canada (apparel), Hewlett-Packard (printers and computer networking equipment), and The Smithsonian Business Ventures (a collectibles cataloger), amongst many others. We target potential clients through an extensive integrated marketing program that comprises a variety of direct marketing techniques, high impact print advertising, trade event participation, search engines and e-marketing, public relations and a sophisticated tele-sales lead generation model. We have also developed an intricate messaging matrix that defines our various business process outsourcing solutions and products, the vehicles we utilize to deliver marketing communication on these solutions/products and the target audience segments that display a demand for these solutions/products. This messaging matrix allows us to deploy highly targeted solution messages to selected key vertical industry segments where we feel that we are able to provide significant service differentiation and value. We also pursue strategic marketing alliances with consulting firms, software manufacturers and other logistics providers to increase market awareness and generate referrals and customer leads.

     Because of the highly complex nature of the solutions we provide, our clients demand significant competence and experience from a variety of different business disciplines during the sales cycle. As such, we utilize a selected member of our senior executive team to lead the design and proposal development of each potential new client we choose to pursue. The senior executive is supported by a select group of highly experienced individuals from our professional services group with specific industry knowledge or experience to the solutions development process. We employ a team of highly trained implementation managers whose responsibilities include the oversight and supervision of client projects and maintaining high levels of client satisfaction during the transition process between the various stages of the sales cycle and steady state operations.

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

     We employ technology from a selected group of partners, many of whom are also our clients. For example, we deploy IBM e-servers and network printers in appropriate models to run web site functions as well as order management and distribution functions. We utilize Avaya Communication for telephone switch and call center management functions and to interact with customers via voice, e-mail or chat. Avaya Communication technology also allows us to share web pages between customers and our service representatives. We have the ability to transmit and receive voice, data and video simultaneously on a single network connection to a customer to more effectively serve that customer for our client. Clients’ interest in using this technology stems from its ability to allow shoppers to consult with known experts in a way that the customer chooses prior to purchasing. Our sophisticated computer-telephony integration has been accomplished by combining systems software from IBM and Avaya Communication together with our own application development. We use AT&T for our private enterprise network and long distance carrier. We use J.D. Edwards as the software provider for the primary ERP applications that we use in our operational areas and financial areas. We use Ecometry as the software provider for the primary multi-channel direct marketing application we deploy for our catalog and direct marketing clients. We use Siemens Dematic/Rapistan Materials Handling Automation for our automated order selection, automated conveyor and “pick-to-light” (inventory retrieval) systems, and Symbol Technologies/Telxon for our warehouse radio frequency applications. Our Warehouse Management System (“WMS”) and Distribution Requirements Planning (“DRP”) system have been developed in-house to meet the varied unique requirements of our vertical markets. Both the WMS and DRP are tightly integrated to both the North American and European deployments of our J.D. Edwards’ system.

     Many internal infrastructures are not sufficient to support the explosive growth in e-business, e-marketplaces, supply chain compression, distribution channel realignment and the corresponding demand for real-time information necessary for strategic decision-making and product fulfillment. To address this need, we have created the Entente Suite, which is a comprehensive suite of technology services, with supporting software and hardware infrastructure, that enables companies with little or no e-commerce infrastructure to speed their time to market and minimize resource investment and risk, and allows all companies involved to improve the efficiency of their supply chain. The Entente Suite is comprised of four distinct service offerings — EntenteWeb, EntenteDirect, EntenteMessage, and EntenteReport — that can stand alone or be combined for a fully customized e-commerce solution depending on the level of direct involvement a company wants to maintain in their e-commerce initiative.

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

     Our information technology operations and infrastructure are built on the premise of reliability and scalability. We maintain diesel generators and un-interruptible power supply equipment to provide constant availability to computer rooms, call centers and warehouses. Multiple internet service providers and redundant web servers provide for a high degree of availability to web sites that interface with our systems. Capacity planning and upgrading is performed regularly to allow for quick implementation of new clients and avoid time-consuming infrastructure upgrades that could slow growth rates. We also have a disaster recovery plan for our information systems and maintain a “hot site” under contract with a major provider.

Competition

     Many companies offer, on an individual basis, one or more of the same services we do, and we face competition from many different sources depending upon the type and range of services requested by a potential client. Our competitors include vertical outsourcers, which are companies that offer a single function solution, such as call centers, public warehouses or credit card processors. Many of these companies have greater capabilities than we do for the single function they provide. We also compete against transportation logistics providers, known in the industry as 3PL’s and 4PL’s, who offer product management functions as an ancillary service to their primary transportation services. In many instances, our competition is the in-house operations of our potential clients themselves. The in-house operations departments of potential clients often believe that they can perform the same services we do, while others are reluctant to outsource business functions that involve direct customer contact. We cannot be certain that we will be able to compete successfully against these or other competitors in the future.

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

     We also compete on the basis of many other important additional factors, including:

•	operating performance and reliability;

•	ease of implementation and integration;

•	experience of the people required to successfully and efficiently design and implement solutions;

•	leading edge technology capabilities;

•	global reach; and

•	price.

     We believe that we compete favorably with respect to each of these factors. However, the market for our services is competitive and still evolving, and we may not be able to compete successfully against current and future competitors.

Employees

     As of December 31, 2003, we had 551 full-time employees and 67 part-time employees, of which 565 were located in the United States. We are not a party to any collective bargaining agreements, and we have never suffered an interruption of business as a result of a labor dispute. We consider our relationship with our employees to be good.

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

Internet Access to Reports

     We maintain an internet website, www.pfsweb.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K (and amendments, if any, to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934) are made available, free of charge, through the investor relations section of this website as soon as reasonably practicable after we electronically file such material, or furnish it to the Securities and Exchange Commission. The information on our website is not incorporated in this report.

Regulation

     Our business may be affected by current and future governmental regulation, both foreign and domestic. For example, the internet Tax Freedom Act bars state and local governments from imposing taxes on internet access or that would subject buyers and sellers of electronic commerce to taxation in multiple states. This act was in effect until November 1, 2003. If legislation to extend this act or similar legislation is not enacted, internet access and sales across the Internet may be subject to additional taxation by state and local governments, thereby discouraging purchases over the Internet and adversely affecting the market for our services.

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

     Prior to December 1999, we were a wholly-owned subsidiary of Daisytek International Corporation (“Daisytek”). Our business unit was formed in 1991 to leverage Daisytek’s core competencies in customer service, order management, product fulfillment and distribution. From 1996 to 1999, the operations of our business unit were primarily focused in several Daisytek subsidiaries operating collectively as Priority Fulfillment Services, Inc. (“PFS”). In June 1999, a separate wholly owned subsidiary named PFSweb, Inc., a Delaware corporation, was created to become a holding company for PFS and facilitate a December 1999 initial public offering of PFSweb. PFSweb and Daisytek completed their separation on July 6, 2000 through a pro rata distribution to Daisytek’s common stockholders of all of the shares of our common stock that Daisytek then held.

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

     The financial information for periods prior to September 30, 1999, subsequent to October 1, 2002, and currently, reflect product revenue earned from certain master distributor agreements, primarily with IBM. In 1996 we entered into an agreement with the printer supplies division of IBM. Under this agreement, we served as an IBM master distributor of printer supply products and purchased product from IBM and resold them to IBM customers. We subsequently entered into a similar agreement in Europe and expanded our existing agreements to include more product lines. During the quarter ended September 30, 1999, we, Business Supplies Distributors (a Daisytek Subsidiary – “BSD”) and IBM entered into new agreements to enable PFSweb to conform to a service fee revenue business model. Under these agreements, BSD acted as a master distributor of various IBM products, Daisytek provided financing and credit support to BSD and PFSweb provided transaction management and fulfillment services to BSD. As part of this restructuring, we transferred to BSD the IBM product inventory we held as the master distributor, together with our customer accounts receivable and our accounts payable owing to IBM in respect to the product inventory. As a master distributor under the original agreements, we recorded product revenue as we sold the product to IBM customers. Similarly, our gross profit was based upon the difference between our revenue from product sales and the cost of purchasing the product from IBM. Under the new agreements, whereby BSD acted as the master distributor, our revenue was service fee revenue based on a percentage of IBM product sales.

     In July 2001, PFSweb and Inventory Financing Partners, LLC (“IFP”) formed Business Supplies Distributors Holdings, LLC (“Holdings”), and Holdings formed a wholly-owned subsidiary, Supplies Distributors. PFSweb originally had a 49% voting interest and IFP had a 51% voting interest in Holdings. Supplies Distributors, PFSweb and IBM entered into new master distributor agreements to replace the prior agreements. Under these new agreements, Supplies Distributors and its subsidiaries act as the master distributors and, pursuant to a transaction management services agreement between PFSweb and Supplies Distributors, PFSweb provides transaction management and fulfillment services to Supplies Distributors. Under the agreements with Supplies Distributors, PFSweb continued to recognize service fee revenue.

     In October 2002, we acquired the remaining 51% ownership interest in Holdings from IFP and thus now own 100% of Holdings. As a result of the purchase, we now consolidate 100% of Holdings financial position and results of operations into our consolidated financial statements. Upon consolidation, effective October 1, 2002, we also now eliminate the service fee revenue earned from our subsidiary, Supplies Distributors.

     As a result of reflecting revenue earned under the master distributor agreements as product revenue in certain historical periods and as service fee revenue in others, our historical results of operations may not be indicative of our future operating or financial performance.

We have excess capacity, are incurring losses from operations and need more revenue to achieve sustainable profitability; we anticipate incurring significant expenses in the foreseeable future, which may reduce our ability to achieve profitability.

     We currently have unused space in our call centers and distribution centers and excess capacity in our systems infrastructure, and we are currently incurring losses from operations. To properly service our existing clients and attract new clients, it may be difficult or impractical to substantially reduce our costs, including the fixed costs associated with our unused space and excess capacity. Consequently, we may continue to incur losses from operations until we have sufficiently increased our revenue to cover our fixed and variable costs. Alternatively, we may incur restructuring charges to reduce portions of the fixed costs associated with the unused space and fixed capacity. While we believe that as we add revenue we will be able to cover our existing infrastructure costs, there can be no assurance that we will increase our revenue or achieve sustainable profitability.

     To reach our business growth objectives, we may increase our operating and marketing expenses, as well as capital expenditures. To offset these expenses, we will need to generate additional profitable business. If our revenue grows slower than either we anticipate or our clients’ projections indicate, or if our operating and marketing expenses exceed our expectations, we may not generate sufficient revenue to be profitable or be able to sustain or increase profitability on a quarterly or an annual basis in the future. Additionally, if our revenue grows slower than either we anticipate or our clients’ projections indicate, we may incur unnecessary or redundant costs and our operating results could be adversely affected.

Our service fee revenue is dependent upon our clients’ business and transaction volumes; our client service agreements are generally terminable by the client at will; we may incur financial penalties if we fail to meet contractual service levels under certain client service agreements.

     Our service fee revenue is primarily transaction based and fluctuates with the volume of transactions or level of sales of the products by our clients for whom we provide transaction management services. If we are unable to retain existing clients or attract new clients or if we dedicate significant resources to clients whose business does not generate substantial transactions or whose products do not generate substantial customer sales, our business may be materially adversely affected. In addition, our service agreements with our clients are generally terminable by the client at will. Therefore, we cannot assure you that any of our clients will continue to use our services for any period of time. Certain of our client service agreements contain minimum service level requirements and impose financial penalties if we fail to meet such requirements. The imposition of a substantial number of such penalties could have a material adverse effect on our business and operations.

Our operating results are materially impacted by our client mix and the seasonality of their business.

     Our business is materially impacted by our client mix and the seasonality of their business. Based upon our current client mix and their current business volumes, we anticipate our service fee revenue business activity will be at its lowest in the first quarter and at its highest in the second quarter of our fiscal year and that our product revenue business activity will be at its highest in the fourth quarter of our fiscal year. We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year. We are unable to predict how the seasonality of future clients’ business may affect our quarterly revenue.

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

     We generally incur start-up costs in connection with the planning and implementation of business process solutions for our clients. Although we generally attempt to recover these costs from the client in the early stages of the client relationship, there is a risk that the client contract may not fully cover the start-up costs. To the extent start-up costs exceed the start-up fees received, excess costs will be expensed as incurred. Additionally, in connection with new client contracts we generally incur capital expenditures associated with assets whose primary use is related to the client solution. There is a risk that the contract may end before expected and we may not recover the full amount of our capital costs.

Our margins may be materially impacted by client transaction volumes that differ from client projections and business assumptions.

     Our pricing for client transaction services, such as call center and fulfillment, is often based upon volume projections and business assumptions provided by the client and our anticipated costs to perform such work. In the event the actual level of activity or cost is substantially different from the projections or assumptions, we may have insufficient or excess staffing or other assets dedicated for such client that may negatively impact our margins and business relationship with such client. In the event we are unable to meet the service levels expected by the client, our relationship with the client will suffer and may result in the termination of the client contract.

Our business is subject to the risk of customer and supplier concentration.

     For the year ended December 31, 2002, the U.S. Mint (via a subcontract agreement with IBM), our affiliate Supplies Distributors (prior to consolidation effective October 1, 2002) and Xerox Corporation (“Xerox”) represented approximately 35%, 13% and 14%, respectively, of our total net service fee revenue for such period. For the year ended December 31, 2003, the U.S. Mint and Xerox represented approximately 40% and 16%, respectively, of our total net service fee revenue for such period. The loss of, or non-payment of invoices by either or both of the U.S. Mint or Xerox as clients would have a material adverse effect upon our business. In particular, the agreement under which we provide services to the U.S. Mint has a scheduled renewal date of May 2005 and there is a risk that such agreement may not be renewed or that we are unable to enter into a similar agreement to continue to provide services to the U.S. Mint. Similarly, as is the case with our agreements with most of our clients, our agreement with Xerox is terminable at will upon notice.

     Substantially all of our product revenue was generated by sales of product purchased under master distributor agreements with IBM and is dependent on IBM’s business. Our product revenue business is dependent upon our master distributor relationship with IBM and the continuing market for IBM products. A termination of the relationship with IBM or a decline in customer demand for such products could have a material adverse effect on our business. Sales to two customers accounted for approximately 13% and 12% of our total product revenues for the year ended December 31, 2002. Sales to three customers accounted for approximately 13%, 12% and 10% of our total product revenues for the year ended December 31, 2003. The loss of any one or more of such customers, or non-payment of any material amount by these or any other customer, would have a material adverse effect upon our business.

We operate with significant levels of indebtedness and are required to comply with certain financial and non-financial covenants; we are required to maintain a minimum level of subordinated loans to our subsidiary Supplies Distributors; and we are obligated to repay any over-advance made to Supplies Distributors by its lenders.

     As of December 31, 2003, our total debt outstanding, including capital lease obligations, was approximately $59.8 million. Certain of the indebtedness have maturity dates in calendar year 2005, but are classified as current debt in our consolidated financial statements. We cannot provide assurance that our indebtedness will be renewed by the lending parties. Additionally, these debt facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. We cannot provide assurance that we will be able to maintain compliance with these covenants. Any non-renewal of these debt facilities or any default under any of our indebtedness would have a material adverse impact upon our business and financial condition. In addition we have provided $8.0 million of subordinated indebtedness to Supplies Distributors, the minimum level required under certain indebtedness facilities as of December 31, 2003, and the maximum level that may be provided without approval from our lenders. The restrictions on increasing this amount without lender approval may limit our ability to comply with certain loan covenants or further grow and develop Supplies Distributors’ business. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so.

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

     The sales cycle for our services is variable, typically ranging between several months to up to a year from initial contact with the potential client to the signing of a contract. Occasionally the sales cycle requires substantially more time. Delays in signing and executing client contracts may affect our revenue and cause our operating results to vary widely. We believe that a potential client’s decision to purchase our services is discretionary, involves a significant commitment of its resources and is influenced by intense internal and external pricing and operating comparisons. To successfully sell our services, we generally must educate our potential clients regarding the use and benefit of our services, which can require significant time and resources. Consequently, the period between initial contact and the purchase of our services is often long and subject to delays associated with the lengthy approval and competitive evaluation processes that typically accompany significant operational decisions. Additionally, the time required to finalize pending contracts and to implement our systems and integrate a new client can range from several weeks to many months. Delays in signing and integrating new clients may affect our revenue and cause our operating results to vary widely.

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

     We currently operate a 150,000 square foot distribution center in Liege, Belgium and a 13,000 square foot distribution center in Richmond Hill, Canada, near Toronto, both of which currently have excess capacity. We cannot assure you that we will be successful in expanding in these or any additional international markets. In addition to the uncertainty regarding our ability to generate revenue from foreign operations and expand our international presence, there are risks inherent in doing business internationally, including:

•	changing regulatory requirements;

•	legal uncertainty regarding foreign laws, tariffs and other trade barriers;

•	political instability;

•	potentially adverse tax consequences;

•	foreign currency fluctuations; and

•	cultural differences.

     Any one or more of these factors could materially adversely affect our business in a number of ways, such as increased costs, operational difficulties and reductions in revenue.

We are uncertain about our need for and the availability of additional funds.

     Our future capital needs are difficult to predict. We may require additional capital in order to take advantage of unanticipated opportunities, including strategic alliances and acquisitions and to fund capital expenditures, or to respond to changing business conditions and unanticipated competitive pressures. In addition, we may require additional funds to finance our operating losses. Should these circumstances arise, our existing credit facilities may be insufficient and we may need to raise additional funds either by borrowing money or issuing additional equity. We cannot assure you that such resources will be adequate or available for all of our future financing needs. If we are successful in completing an additional equity financing, this could result in further dilution to our stockholders.

We may engage in future strategic alliances or acquisitions that could dilute our existing stockholders, cause us to incur significant expenses or harm our business.

     We may review strategic alliance or acquisition opportunities that would complement our current business or enhance our technological capabilities. Integrating any newly acquired businesses, technologies or services may be expensive and time-consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through borrowing money or completing public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders. We may not be able to operate any acquired businesses profitably or otherwise implement our growth strategy successfully. If we are unable to integrate any newly acquired entities or technologies effectively, our operating results could suffer. Future acquisitions by us could also result in incremental expenses and the incurrence of debt and contingent liabilities, any of which could harm our operating results.

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

     Our clients’ businesses may also be harmed from any system or equipment failures we experience. In that event, our relationship with these clients may be adversely affected, we may lose these clients, our ability to attract new clients may be adversely affected and we could be exposed to liability.

     Interruptions could also result from the intentional acts of others, like “hackers.” If our systems are penetrated by computer hackers, or if computer viruses infect our systems, our computers could fail or proprietary information could be misappropriated.

     If our clients suffer similar interruptions in their operations, for any of the reasons discussed above or for others, our business could also be adversely affected. Many of our clients’ computer systems interface with our own. If they suffer interruptions in their systems, the link to our systems could be severed and sales of their products could be slowed or stopped.

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

     To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our services and the underlying network infrastructure. If we are unable to adapt to changing market conditions, client requirements or emerging industry standards, our business could be adversely affected. The internet and e-commerce environments are characterized by rapid technological change, changes in user requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our technology and systems obsolete. Our success will depend, in part, on our ability to both internally develop and license leading technologies to enhance our existing services and develop new services. We must continue to address the increasingly sophisticated and varied needs of our clients and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of proprietary technology involves significant technical and business risks. We may fail to develop new technologies effectively or to adapt our proprietary technology and systems to client requirements or emerging industry standards.

Risks Related to Our Stock

Our common stock is at risk for delisting from the Nasdaq SmallCapMarket. If it is delisted, our stock price and your liquidity may be impacted.

     Our common stock is currently listed on the Nasdaq SmallCap Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq SmallCap Market. These requirements include maintaining a minimum closing bid price of $1.00. The closing bid price for our common stock has had periods of time when it traded below $1.00 for more than 30 consecutive trading days. We currently meet all the minimum continued listing requirements for the Nasdaq SmallCap Market.

     If we fail to maintain the standards necessary to be quoted on the Nasdaq SmallCap Market and our common stock is delisted, trading in our common stock would be conducted on the OTC Bulletin Board as long as we continue to file reports required by the Securities and Exchange Commission. The OTC Bulletin Board is generally considered to be a less efficient market than the Nasdaq SmallCap Market, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

Our stock price could decline if a significant number of shares become available for sale.

     In November 2003 we issued in a private placement transaction warrants to purchase an aggregate of 921,178 shares of common stock. The shares of common stock that may be issued upon exercise of these warrants may be resold into the public market. Sales of substantial amounts of common stock in the public market as a result of the exercise of these warrants, or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.

The market price of our common stock may be volatile. You may not be able to sell your shares at or above the price at which you purchased such shares.

     The trading price of our common stock may be subject to wide fluctuations in response to quarter-to-quarter fluctuations in operating results, announcements of material adverse events, general conditions in our industry or the public marketplace and other events or factors. In addition, stock markets have experienced extreme price and trading volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many technology related companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Our certificate of incorporation, our bylaws, our shareholder rights plan and Delaware law make it difficult for a third party to acquire us, despite the possible benefit to our stockholders.

     Provisions of our certificate of incorporation, our bylaws, our shareholder rights plan and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. For example, our certificate of incorporation provides for a classified board of directors, meaning that only approximately one-third of our directors may be subject to re-election at each annual stockholder meeting. Our certificate of incorporation also permits our Board of Directors to issue one or more series of preferred stock which may have rights and preferences superior to those of the common stock. The ability to issue preferred stock could have the effect of delaying or preventing a third party from acquiring us. We have also adopted a shareholder rights plan. These provisions could discourage takeover attempts and could materially adversely affect the price of our stock. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit large stockholders from consummating a merger with, or acquisition of us. These provisions may prevent a merger or acquisition that would be attractive to stockholders and could limit the price that investors would be willing to pay in the future for our common stock.

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

     We operate a 150,000 square foot distribution center in Liege, Belgium, which contains advanced distribution systems and equipment. We also operate a 13,000 square foot distribution center in Richmond Hill, Canada, near Toronto. We operate customer service centers in Memphis, Tennessee; Plano, Texas; and Liege, Belgium. Our call center technology permits the automatic routing of calls to available customer service representatives in several of our call centers.

     All of our facilities are leased and the material lease agreements contain one or more renewal options.

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Our common stock is listed and currently trades on the NASDAQ SmallCap Stock Market under the symbol “PFSW.” The following table sets forth for the period indicated the high and low sale price for the common stock as reported by NASDAQ:

	Price
	High	Low
Year Ended December 31, 2002
First Quarter	$0.98	$0.76
Second Quarter	$0.90	$0.37
Third Quarter	$0.53	$0.28
Fourth Quarter	$0.54	$0.25
Year Ended December 31, 2003
First Quarter	$0.50	$0.35
Second Quarter	$0.79	$0.34
Third Quarter	$2.86	$0.59
Fourth Quarter	$3.25	$1.37

     As of March 18, 2004, there were approximately 5,201 shareholders of which 149 were record holders of the common stock.

     We have never declared or paid cash dividends on our common stock and do not anticipate the payment of cash dividends on our common stock in the foreseeable future. We are also restricted from paying dividends under our debt agreements, without the prior approval of our lenders. We currently intend to retain all earnings to finance the further development of our business. The payment of any future cash dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions and the approval of our lenders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 6. Selected Consolidated Financial Data

Historical Presentation

     In June 2001, we announced a change in our fiscal year end from March 31 to December 31.

     The selected consolidated historical statement of operations data for the years ended December 31, 2003 and 2002, and the nine months ended December 31, 2001, and the selected consolidated balance sheet data as of December 31, 2003 and 2002 have been derived from our audited consolidated financial statements, and should be read in conjunction with those statements and notes, which are included in this Form 10-K. The selected consolidated statement of operations data for the years ended March 31, 2001 and 2000 and the selected consolidated balance sheet data as of December 31, 2001, March 31, 2001 and March 31, 2000 have been derived from our audited consolidated financial statements, and should be read in conjunction with those statements, which are not included in this Form 10-K. The selected consolidated statement of operations data for the twelve months ended December 31, 2001 and nine months ended December 31, 2000, and the selected consolidated balance sheet data as of December 31, 2000 have been derived from our unaudited interim condensed consolidated financial statements, and should be read in conjunction with those statements, which are not included in this Form 10-K.

     The financial information for periods through the year ended March 31, 2001 herein may not necessarily reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity during the periods presented. This is because we made certain adjustments and allocations since Daisytek did not account for us as, and we were not operated as, a single stand-alone business for the periods presented.

     The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risks Related to Our Business – Our historical financial information may not be representative of our future results,” and the consolidated financial statements and notes thereto that are included elsewhere in this Form 10-K.

Historical Selected Condensed Consolidated Financial Data
(In thousands, except per share data)

	Year Ended			Nine Months Ended		Year Ended
	December 31,			December 31,		March 31,
	2003	2002	2001	2001 (b)	2000	2001	2000
			(Unaudited)		(Unaudited)
Condensed Consolidated Statements of Operations Data:
Revenues:
Product revenue, net	$249,230	$57,492	$—	$—	$—	$—	$57,044
Net service fee revenue	33,175	35,825	39,194	27,953	37,017	48,258	30,829
Other net revenue	—	—	497	100	1,700	2,097	—

Total net revenues	282,405	93,317	39,691	28,053	38,717	50,355	87,873

Costs of revenues:
Cost of product revenue	235,317	54,343	—	—	—	—	53,905
Cost of service fee revenue	22,844	22,660	25,840	18,209	26,790	34,421	23,475
Cost of other revenue	—	—	(568)	(627)	2,411	2,470	—

Total costs of revenues	258,161	77,003	25,572	17,582	29,201	36,891	77,380

Gross profit	24,244	16,314	14,419	10,471	9,516	13,464	10,493
Percent of revenues	8.6%	17.5%	36.3%	37.3%	24.6%	26.7%	11.9%
Selling, general and administrative expenses	25,161	27,012	23,254	16,892	18,924	25,286	17,764
Severance and other termination costs	—	1,213	—	—	—	—	—
Asset and lease impairments	257	922	—	—	—	—	—
Other	—	—	(5,141)	(5,141)	—	—	—

Loss from operations	(1,174)	(12,833)	(3,694)	(1,280)	(9,408)	(11,822)	(7,271)
Percent of revenues	(0.4)%	(13.7)%	(9.3)%	(4.6)%	(24.3)%	(23.5)%	(8.3)%
Equity in earnings of affiliate	—	1,163	—	—	—	—	—
Interest expense (income), net	2,000	(161)	(707)	(496)	(880)	(1,091)	459

Loss before income taxes and extraordinary item	(3,174)	(11,509)	(2,987)	(784)	(8,528)	(10,731)	(7,730)
Income tax expense (benefit)	572	94	(230)	(219)	36	25	(1,791)

Loss before extraordinary item	(3,746)	(11,603)	(2,757)	(565)	(8,564)	(10,756)	(5,939)
Extraordinary item – gain on purchase of 51% share of Holdings	—	203	—	—	—	—	—

Net loss	$(3,746)	$(11,400)	$(2,757)	$(565)	$(8,564)	$(10,756)	$(5,939)

Per share data:
Net loss per share:
Basic and diluted (a)	$(0.20)	$(0.63)	$(0.15)	$(0.03)	$(0.48)	$(0.60)	$(0.38)

Weighted average number of shares outstanding:
Basic and diluted (a)	19,011	18,229	18,004	18,036	17,870	17,879	15,479

	As of December 31,				As of March 31,
	2003	2002	2001 (b)	2000	2001	2000
				(Unaudited)
Consolidated Balance Sheet Data:
Working capital	$21,407	$16,045	$11,189	$21,055	$19,941	$27,974
Total assets	108,359	107,222	51,611	58,789	59,089	60,405
Long-term obligations	3,760	4,514	5,873	4,100	4,353	2,407
Shareholders’ equity	28,417	26,470	36,605	39,010	37,001	47,650

(a)	Outstanding options to purchase common shares of PFSweb were anti-dilutive and have been excluded from the weighted average share computation.

(b)	In June 2001, we changed our fiscal year end from March 31 to December 31.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K.

Forward-Looking Information

     We have made forward-looking statements in this Report on Form 10-K. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “seek,” “strive,” “believe,” “expect,” “anticipate,” “predict,” “potential,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “target” and “estimate” or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to those set forth above or elsewhere in this Report on Form 10-K, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:

•	our ability to retain and expand relationships with existing clients and attract and implement new clients;

•	our reliance on the fees generated by the transaction volume or product sales of our clients;

•	our reliance on our clients’ projections or transaction volume or product sales;

•	our dependence upon our agreements with IBM;

•	our client mix, their business volumes and the seasonality of their business;

•	our ability to finalize pending contracts;

•	the impact of strategic alliances and acquisitions;

•	trends in the market for our services;

•	trends in e-commerce;

•	whether we can continue and manage growth;

•	changes in the trend toward outsourcing;

•	increased competition;

•	our ability to generate more revenue and achieve sustainable profitability;

•	effects of changes in profit margins;

•	the customer and supplier concentration of our business;

•	the unknown effects of possible system failures and rapid changes in technology;

•	trends in government regulation both foreign and domestic;

•	foreign currency risks and other risks of operating in foreign countries;

•	potential litigation;

•	our dependency on key personnel;

•	our ability to raise additional capital or obtain additional financing; and

•	our ability or the ability of our subsidiaries to borrow under current financing arrangements and maintain compliance with debt covenants.

     We have based these statements on our current expectations about future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee you that these expectations actually will be achieved. In addition, some forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future. There may be additional risks that we do not currently view as material or that are not presently known. In evaluating these statements, you should consider various factors, including the risks set forth in the section entitled “Risk Factors.”

Overview

     We are an international provider of integrated business process outsourcing solutions to major brand name companies seeking to maximize their supply chain efficiencies and to extend their traditional business and e-commerce initiatives. We derive our revenues from a broad range of services, including professional consulting, technology collaboration, order management, managed web hosting and web development, customer relationship management, financial services including billing and collection services and working capital solutions, options kitting and assembly services, information management and international fulfillment and distribution services. We offer our services as an integrated solution, which enables our clients to outsource their complete infrastructure needs to a single source and to focus on their core competencies. Our distribution services are conducted at our warehouses and include real-time inventory management and customized picking, packing and shipping of our clients’ customer orders. We currently provide infrastructure and distribution solutions to clients that operate in a range of vertical markets, including technology manufacturing, computer products, printers, cosmetics, fragile goods, high security collectibles, pharmaceuticals, contemporary home furnishings, apparel, telecommunications and consumer electronics, among others.

     We provide these services, and earn our revenue, through two separate business segments, which have operationally similar business models. The first business segment is a service fee revenue model. In this segment, we do not own the underlying inventory or the resulting accounts receivable, but provide management services for these client-owned assets. We typically charge our service fee revenue on a percent of shipped revenue basis or a per-transaction basis, such as a per-minute basis for web-enabled customer contact center services and a per-item basis for fulfillment services. Additional fees are billed for other services. We price our services based on a variety of factors, including the depth and complexity of the services provided, the amount of capital expenditures or systems customization required, the length of contract and other factors.

     Many of our service fee contracts involve third-party vendors who provide additional services such as package delivery. The costs we are charged by these third-party vendors for these services are often passed on to our clients (and, in many cases, our clients’ customers). Our billings for reimbursements of these and other ‘out-of-pocket’ expenses, such as travel, shipping and handling costs and telecommunication charges are included in gross service fee revenue. The related reimbursable costs for pass-through expenditures are reflected as pass-through charges and reduce total gross service fee revenue in computing net service fee revenue.

     Our second business segment is a product revenue model. In this segment, we are a master distributor of product for IBM and certain other clients. In this capacity, we purchase, and thus own, inventory. As a result, upon the sale of inventory, we own the accounts receivable. This business segment requires significant working capital requirements, for which we have senior financing facilities to provide for up to approximately $77 million of available financing.

     For the periods prior to September 30, 1999, subsequent to October 1, 2002 and currently, our services include purchasing and reselling client product inventory within this product revenue segment. In these arrangements, our product revenue is recognized at the time product is shipped. During this time, product revenue includes freight costs billed to customers and is reduced for pass through customer marketing programs. For the period from October 1, 1999, to September 30, 2002, these IBM and other agreements were restructured to provide transaction management services only on a service fee basis based on a percentage of shipped revenue. See “Historical Financial Presentation.”

     Growth is a key element to us achieving our future goals, including reaching sustainable profitability. Our growth is driven by two main elements: new client relationships and organic growth from existing clients. On an overall basis, we experienced an increase in service fee revenues from existing clients and an increase in product revenues in 2003. However, due to uncertainty in the United States economic climate, lead times to close new business continue to be longer than we would ultimately desire and our closure rate is difficult to predict. As such, our new business closures for 2003 were behind our plan.

     As our recent growth was lower than we had targeted, we continue to monitor and control our costs. During 2003, we realized the benefits of reduced costs from certain restructuring efforts made in September 2002. We continue to see signs of economic recovery and as such we expect to increase certain expenses in 2004 to further enhance our sales and marketing efforts.

     Our expenses comprise primarily three categories: 1) cost of service fee revenue, 2) cost of product revenue and 3) selling, general and administrative (“SG&A”) expenses.

     Cost of service fee revenue - consists primarily of compensation and related expenses for our Web-enabled customer contact center services, international fulfillment and distribution services and professional consulting services, and other fixed and variable expenses directly related to providing services under the terms of fee based contracts, including certain occupancy and information technology costs and depreciation and amortization expenses.

     Cost of product revenue - prior to September 30, 1999, subsequent to October 1, 2002 and currently, cost of product revenue consists of the purchase price of product sold and freight costs, which are reduced by certain reimbursable expenses. These reimbursable expenses include pass through customer marketing programs, direct costs incurred in passing on any price decreases offered by IBM to Supplies Distributors or its customers to cover price protection and certain special bids, the cost of products provided to replace defective product returned by customers and certain other expenses as defined under the master distributor agreements.

     SG&A expenses - consist primarily of compensation and related expenses for sales and marketing staff, executive, management and administrative personnel and other overhead costs, including certain occupancy and information technology costs and depreciation and amortization expenses. In addition, for the periods prior to September 30, 1999, subsequent to October 1, 2002 and currently, certain direct contract costs related to our IBM and other master distributor agreements are reflected as selling and administrative expenses.

     Monitoring and controlling our available cash balances continues to be a primary focus. Our cash and liquidity positions are important components of our financing of both current operations and our targeted growth. During 2003 we added to our available cash and liquidity positions through two primary transactions. First we entered into a working capital financing agreement with a bank that currently provides financing for up to $5 million of eligible accounts receivable and financing for up to $2.5 million of eligible capital expenditures. Secondly, we completed a private placement of approximately 1.6 million shares of our common stock to certain investors that provided net proceeds of approximately $3.2 million.

Historical Financial Presentation

     We believe our historical financial statements may not provide a meaningful comparison to our current and future financial performance for the reasons described below.

     Prior to December 1999, we were a wholly-owned subsidiary of Daisytek International Corporation (“Daisytek”). Our business unit was formed in 1991 to leverage Daisytek’s core competencies in customer service, order management, product fulfillment and distribution. From 1996 to 1999, the operations of our business unit were primarily focused in several Daisytek subsidiaries operating collectively as Priority Fulfillment Services, Inc. (“PFS”). In June 1999, a separate wholly owned subsidiary named PFSweb, Inc., a Delaware corporation, was created to become a holding company for PFS and facilitate a December 1999 initial public offering of PFSweb. PFSweb and Daisytek completed their separation on July 6, 2000 through a pro rata distribution to Daisytek’s common stockholders of all of the shares of our common stock that Daisytek then held.

     The financial information for periods through the year ended March 31, 2001 may not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity during the periods presented. This is because we made certain adjustments and allocations since Daisytek did not account for us as, and we were not operated as, a single stand-alone business for the periods presented.

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

     The financial information for periods prior to September 30, 1999, subsequent to October 1, 2002, and currently, reflect product revenue earned within our product revenue business segment from certain master distributor agreements, primarily with IBM. In 1996 we entered into an agreement with the printer supplies division of IBM. Under this agreement, we served as an IBM master distributor of printer supply products and purchased product from IBM and resold them to IBM customers. We subsequently entered into a similar agreement in Europe and expanded our existing agreements to include more product lines. During the quarter ended September 30, 1999, we, Business Supplies Distributors (a Daisytek subsidiary – “BSD”) and IBM entered into new agreements to enable PFSweb to conform to a service fee revenue business model. Under these agreements, BSD acted as a master distributor of various IBM products, Daisytek provided financing and credit support to BSD and PFSweb provided transaction management and fulfillment services to BSD. As part of this restructuring, we transferred to BSD the IBM product inventory we held as the master distributor, together with our customer accounts receivable and our accounts payable owing to IBM in respect to the product inventory. As a master distributor under the original agreements, we recorded product revenue as we sold the product to IBM customers. Similarly, our gross profit was based upon the difference between our revenue from product sales and the cost of purchasing the product from IBM. Under the new agreements, whereby BSD acted as the master distributor, our revenue was service fee revenue based on a percentage of IBM product sales.

     In July 2001, PFSweb and Inventory Financing Partners, LLC (“IFP”) formed Business Supplies Distributors Holdings, LLC (“Holdings”), and Holdings formed a wholly-owned subsidiary, Supplies Distributors, Inc. (“Supplies Distributors”). PFSweb originally had a 49% voting interest and IFP had a 51% voting interest in Holdings. In September 2001, Daisytek sold its subsidiaries that had been conducting the IBM master distributor business to Holdings. Supplies Distributors and its subsidiaries, PFSweb and IBM entered into new master distributor agreements to replace the prior agreements. Under these new agreements, Supplies Distributors and its subsidiaries act as master distributors of various IBM products and, pursuant to a transaction management services agreement between PFSweb and Supplies Distributors, PFSweb provides transaction management and fulfillment services to Supplies Distributors. Under the agreements with Supplies Distributors, we continued to recognize service fee revenue.

     In October 2002, we acquired the remaining 51% ownership interest in Holdings from IFP and thus we now own 100% of Holdings. As we initially owned 49% of Holdings, the results of Holdings were not previously consolidated into our results. Instead, our equity interest was presented in the consolidated balance sheet as investment in affiliate and our allocation of Holdings’ net income were presented in the consolidated statement of operations as equity in earnings of affiliate. As a result of the purchase, effective October 1, 2002, we now consolidate 100% of Holdings’ financial position and results of operations into our consolidated financial statements. Upon consolidation, we now eliminate the service fee revenue earned from our subsidiary, Supplies Distributors, as well as the corresponding expense recorded by Supplies Distributors in its selling, general and administrative expense. In addition, our costs previously reflected as cost of service fee revenues under the service fee arrangement are now recorded on a consolidated basis as selling, general and administrative expense. Subsequent to October 1, 2002, and currently, our consolidated revenue earned under the IBM agreements is reflected as product revenue.

     As a result of consolidating Holdings’ financial position and results of operations, our total revenues arising under our new IBM agreements will increase, as compared to the total revenues arising under the prior IBM agreements. However, our gross profit margin as a percent of product revenue under the new IBM agreements is lower as compared to our gross profit margin as a percent of net service fee revenue under the prior IBM service fee agreements.

     As a result of reflecting revenue earned under the master distributor agreements as product revenue in certain periods and as service fee revenue in others, our historical results of operations may not be indicative of our future operating or financial performance.

Results of Operations

     The following table sets forth certain historical financial information from our consolidated statements of operations expressed as a percent of net revenues.

	Year Ended December 31
	2003	2002	2001
			(Unaudited)
Product revenue, net	88.2%	61.6%	—%

Gross service fee revenue	13.0	37.1	107.7
Gross service fee revenue, affiliate	—	5.2	4.0

Total gross service fee revenue	13.0	42.3	111.7
Pass-through charges	(1.2)	(3.9)	(13.0)

Net service fee revenues	11.8	38.4	98.7
Other revenue	—	—	1.3

Total net revenues	100.0	100.0	100.0

Cost of product revenue (as % of product revenue)	94.4	94.5	—
Cost of net service fee revenue (as % of net service fee revenue)	68.9	63.3	65.9
Cost of other revenue (as % of total revenues)	—	—	(1.4)

Total costs of revenues	91.4	82.5	63.7

Gross profit	8.6	17.5	36.3
Selling, general and administrative expenses	8.9	28.9	58.6
Severance and other termination costs	—	1.3	—
Asset and lease impairments	0.1	1.0	—
Other	—	—	(13.0)

Loss from operations	(0.4)	(13.7)	(9.3)
Equity in earnings of affiliate	—	1.2	—
Interest expense	0.8	0.9	0.6
Interest income	(0.1)	(1.1)	(2.4)

Loss before income taxes and extraordinary gain	(1.1)	(12.3)	(7.5)
Income tax expense (benefit)	0.2	0.1	(0.6)

Loss before extraordinary gain	(1.3)	(12.4)	(6.9)
Extraordinary gain	—	0.2	—

Net loss	(1.3)%	(12.2)%	(6.9)%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Product Revenue. Product revenue was $249.2 million for the year ended December 31, 2003, as compared to $57.5 million for the year ended December 31, 2002, which reflects product sales for Supplies Distributors subsequent to its consolidation effective October 1, 2002 (see “Supplies Distributors”). Supplies Distributors had $163.6 million of product revenue for the nine months ended September 30, 2002 prior to consolidation, or a total of $221.1 million of product revenue for the year ended December 31, 2002. The increase in annual product revenue resulted primarily from the favorable impact of exchange rates on our European and Canadian operations and increased sales volumes of many existing products. In addition, product revenue was favorably impacted by the addition of certain new products and increased sales prices for certain products.

     Net Service Fee Revenue (including service fee revenue, affiliate). Net service fee revenue was $33.2 million for the year ended December 31, 2003 as compared to $35.8 million for the year ended December 31, 2001, a decrease of $2.6 million or 7.4%. The change in net service fee revenue is shown below ($ millions):

Year ended December 31, 2002	$35.8
New service contract relationships	0.2
Increase in existing client service fees from organic growth and certain incremental projects	3.1
Elimination of service fees earned from our affiliate, Supplies Distributors	(4.7)
Terminated clients not included in 2003 revenue	(1.2)

Year ended December 31, 2003	$33.2

     Net service fee revenue for the year ended December 31, 2003 included approximately $0.9 of fees earned from client contracts terminated during 2003.

     Cost of Product Revenue. Cost of product revenue was $235.3 million for the year ended December 31, 2003, as compared to $54.3 million for the year ended December 31, 2002, which reflects cost of product sales for Supplies Distributors subsequent to its consolidation effective October 1, 2002. Cost of product revenue as a percent of product revenue was 94.4% during the year ended December 31, 2003 and 94.5% during the year ended December 31, 2002. Supplies Distributors had $154.3 million of cost of product revenue, prior to consolidation, or a total of $208.6 million of cost of product revenue for the year ended December 31, 2002. Annual cost of product revenue increased from the prior year from the impact of exchange rates on our European and Canadian operations, increased volumes of many existing products. The addition of certain new product and additional reserves for inventory impairment for the year ended December 31, 2003. The impact of these increases and additional reserves were partially offset by other inventory cost reductions from a vendor. The resulting gross profit margin was 5.6% and 5.5% for the year ended December 31, 2003 and the three months ended December 31, 2002, respectively.

     Cost of Net Service Fee Revenue. Cost of net service fee revenue was $22.8 million for the year ended December 31, 2003, as compared to $22.7 million during the year ended December 31, 2002, an increase of $0.1 million or 0.8%. The resulting service fee gross profit was $10.3 million or 31.1% of net service fee revenue, during the year ended December 31, 2003 as compared to $13.2 million, or 36.7% of net service fee revenue for the year ended December 31, 2002. Our gross profit as a percent of net service fee revenue decreased in the current period primarily as a result of the elimination of the service fee revenue affiliate and resulting gross profit from services provided under our arrangements with Supplies Distributors due to our consolidation in October 2002. As we add new service fee revenue in the future, we currently intend to target the underlying contracts to earn an average gross profit percentage of 30-40%.

     Selling, General and Administrative Expenses. SG&A expenses were $25.2 million for the year ended December 31, 2003 or 8.9% of total net revenues, as compared to $27.0 million, or 28.9% of total revenues, for the year ended December 31, 2002. SG&A expenses decreased from the prior year primarily due to certain restructuring actions, including personnel reductions, which occurred in September 2002. In addition, the prior year SG&A expense included certain incremental sales and marketing costs. These items were partially offset as due to the consolidation of Supplies Distributors, we now reclassify certain costs previously characterized as cost of service fee revenue to SG&A. SG&A expenses as a percentage of total net revenues decreased from the prior year due to the increase in total net revenues, resulting from the inclusion of product sales subsequent to the consolidation of Supplies Distributors effective October 1, 2002. We expect SG&A expense to increase in calendar year 2004 due primarily to additional sales and marketing expenses and incremental professional fees primarily related to compliance with the requirements of the Sarbanes-Oxley Act.

     Asset and Lease Impairments. In December 2003, we relocated our Canadian operations within Toronto. In conjunction with this relocation, we recorded an impairment expense for an operating lease and the write-down of certain assets. For the year ended December 31, 2002, we recorded $0.9 million of expense for asset impairment and abandonment charges. This charge relates to an older warehouse management system that was upgraded to a new system, as well as the disposition of certain other assets no longer used in the business. While we do not anticipate further restructuring related charges, we constantly review our operating expenses to ensure they match our targeted growth levels.

     Equity in Earnings of Affiliate. For the year ended December 31, 2002, we recorded $1.2 million of equity in earnings of affiliate that represents our allocation of Supplies Distributors’ earnings prior to October 1, 2002. Due to the consolidation of Supplies Distributors, effective October 1, 2002, we no longer report equity in earnings of affiliate, on a consolidated basis, for our ownership of Supplies Distributors.

     Interest Expense. Interest expense was $2.1 million for the year ended December 31, 2003 as compared to $0.8 million for the year ended December 31, 2002. The increase in interest expense is due to the consolidation of Supplies Distributors, which, as a distributor, requires substantial borrowings to fund its working capital needs.

     Interest Income. Interest income was $0.1 million for the year ended December 31, 2003 as compared to $1.0 million for the year ended December 31, 2002. Effective October 1, 2002 we now report lower consolidated interest income resulting from the elimination of interest income from the subordinated note due to PFS from Supplies Distributors upon consolidating Supplies Distributors, which caused the reduction in interest income for the year ended December 31, 2003. Interest income decreased as compared to the year ended December 31, 2002 attributable to lower interest rates earned by our cash and cash equivalents and lower balances of cash and cash equivalents.

     Income Taxes. For the years ended December 31, 2003 and 2002, we recorded a tax provision of $0.6 million and $0.1 million, respectively, primarily associated with Supplies Distributors’ Canadian and European operations. We did not record an income tax benefit associated with our consolidated net loss in our U.S. operations or the net loss from our Canadian and European service fee segments. A valuation allowance has been provided for our net deferred tax assets as of December 31, 2003, which are primarily related to our net operating loss carryforwards.

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

     Net Service Fee Revenue (including service fee revenue, affiliate). Net service fee revenue was $35.8 million for the year ended December 31, 2002 as compared to $39.2 million for the year ended December 31, 2001, a decrease of $3.4 million or 8.6%. The decrease in net service fee revenue over the prior period was due to the impact of certain client terminations in calendar year 2001 of $12.6 million, primarily the Daisytek contracts discussed below, partially offset by an increase in net service fee revenue from existing clients of $4.7 million and the impact of new service contract relationships of $4.5 million. The increase in net service fee revenue from existing clients would have been $6.5 million had we not consolidated Supplies Distributors, and thus eliminated service fee revenue, affiliate for the three months ended December 31, 2002. Net service fee revenue for the year ended December 31, 2002, included $1.3 million of client relationships terminated in the year ended December 31, 2002. For the year ended December 31, 2002, net service fee revenue from existing clients increased from the prior periods, primarily related to increased service fee revenue from our largest client offset by decreases in the net service fee revenues earned from the business activity with Supplies Distributors due to the consolidation in October 2002.

     In conjunction with a $10.9 million sale of a distribution facility to Daisytek in May 2001, we terminated certain of our transaction management services agreements entered into between us, Daisytek and a Daisytek subsidiary. Concurrently with the closing of the facility sale, we entered into a six-month transition services agreement to provide Daisytek with certain transitional and information technology services. The net impact of the changes in our services provided to Daisytek, excluding the business activity previously provided to BSD, another Daisytek subsidiary, was a reduction in net service fee revenue of $11.0 million for the year ended December 31, 2002 as compared to the year ended December 31, 2001.

     Pursuant to the terms of our transaction management services agreement with Supplies Distributors, we earned service fees, which are reported as service fee revenue, affiliate in the accompanying consolidated financial statements (prior to the consolidation of Holdings’ results of operations effective October 1, 2002), of approximately

$4.7 million, net of $0.2 million of pass-through charges, for the year ended December 31, 2002. Prior to becoming a related party, service fees earned by PFSweb from BSD (the Daisytek subsidiary and predecessor to Supplies Distributors), associated with the same business activities, were $6.0 million, net of $0.5 million of pass-through charges, for the year ended December 31, 2001. For the year ended December 31, 2001, our revenue was negatively impacted by lower than anticipated IBM related activity due to the transition to Supplies Distributors from Daisytek but was benefited by approximately $0.8 million of service fee adjustments resulting from the finalization of the Daisytek contract.

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

     Cost of Net Service Fee Revenue. Cost of net service fee revenue was $22.7 million for the year ended December 31, 2002, as compared to $25.8 million during the year ended December 31, 2001, a decrease of $3.1 million or 12.3%. The resulting service fee gross profit was $13.2 million or 36.7% of net service fee revenue, during the year ended December 31, 2002 as compared to $13.4 million, or 34.1% of net service fee revenue for the year ended December 31, 2001. Our gross profit as a percent of net service fee revenue increased in the year ended December 31, 2002, because the gross profit percentage earned on certain contracts terminated in calendar year 2001 was lower than the contracts operating in calendar year 2002. This was partially offset by $0.4 million of costs in excess of start up fees incurred for a new client implementation during the year ended December 31, 2002. For the year ended December 31, 2001, our gross profit margin was negatively impacted by lower than anticipated IBM related activity due to the transition to Supplies Distributors from Daisytek but was benefited by approximately $0.8 million of service fee adjustments resulting from the finalization of the Daisytek contract for which the related service activities were performed in earlier periods.

     Cost of Other Net Revenue. Cost of other revenue for the year ended December 31, 2001 of ($0.6) million primarily reflects the benefit associated with the reversal of accruals made in the previous years for estimated client termination costs that were determined to be in excess of actual costs incurred.

     Selling, General and Administrative Expenses. SG&A expenses were $27.0 million for the year ended December 31, 2002, or 28.9% of total net revenues, as compared to $23.3 million, or 58.6% of total revenues, for the year ended December 31, 2001. SG&A expenses increased over the prior year due to approximately $2.8 million of technology infrastructure costs that were incurred in both periods but that were recorded as a component of cost of service fee revenue in the prior year. These technology costs were principally dedicated to the activities that generated service fee revenue under the transaction management services contract with Daisytek, which was terminated in November 2001. In addition, SG&A expenses for the year ended December 31, 2001, were benefited by the favorable resolution of certain accounts and VAT receivables. SG&A expenses as a percentage of total net revenues decreased from the prior year due to the increase in total net revenues, resulting from the inclusion of product sales subsequent to the consolidation of Holdings effective October 1, 2002.

     Severance and Other Terminations Costs. For the year ended December 31, 2002, we recorded $1.2 million of severance and other termination charges associated with a restructuring plan to reduce costs.

     Asset and Lease Impairments. For the year ended December 31, 2002, we recorded $0.9 million of expense for asset impairment and abandonment charges. This charge relates to an older warehouse management system that was upgraded to a new system during the year, as well as the disposition of certain other assets no longer used in the business.

     Equity in Earnings of Affiliate. For the year ended December 31, 2002, we recorded $1.2 million of equity in earnings of affiliate that represents our allocation of Holdings’ earnings prior to October 1, 2002.

     Interest Expense. Interest expense was $0.8 million for the year ended December 31, 2002 as compared to $0.3 million for the year ended December 31, 2001. The increase in interest expense is due to the consolidation of Holdings. Interest expense, without the consolidation of Holdings, would have been $0.4 million for the year ended December 31, 2002, an increase compared to the year ended December 31, 2001, due to an increase in our long-term debt and capital lease obligations.

     Interest Income. Interest income was $1.0 million and $1.0 million for the year ended December 31, 2002 and 2001, respectively. Interest income, without the consolidation of Holdings, would have been $1.2 million for the year ended December 31, 2002. Interest income increased as compared to the year ended December 31, 2001, attributable to interest charged on our subordinated loan to Supplies Distributors, which was reflected in our consolidated results for nine months during the year ended December 31, 2002 (through the October 1, 2002 acquisition date), as compared to approximately four months during the prior year, offset by lower interest rates earned by our cash and cash equivalents and lower balances of cash and cash equivalents.

     Income Taxes. For the year ended December 31, 2002, we recorded a tax provision of $0.1 million primarily associated with Holdings’ Canadian and European operations. We did not record an income tax benefit associated with our consolidated net loss in our U.S. operations or the net loss from our Canadian and European service fee segments. A valuation allowance was provided for our net deferred tax assets as of December 31, 2002, which were primarily related to our net operating loss carryforwards. For the year ended December 31, 2001, we recorded an income tax benefit of $0.2 million, which primarily related to a pre-tax loss from our Canadian operations that was able to be carried back to prior tax years. We did not record an income tax benefit for our European pre-tax losses in the current or prior period.

Supplies Distributors and Subsidiaries

     BSD, Daisytek, IBM and us were parties to various master distributor agreements that had various scheduled expiration dates through September 2001. Under these agreements, BSD and its affiliates Business Supplies Distributors Europe B.V. (“BSD Europe”), a Daisytek subsidiary, and BSD (Canada) Inc., a Daisytek subsidiary (“BSD Canada” and together with BSD and BSD Europe, the “BSD Companies”), acted as master distributors of various IBM products. Also under these agreements, Daisytek provided financing and credit support to the BSD Companies and we provided transaction management and fulfillment services to the BSD Companies. In June 2001, Daisytek notified us and IBM that it did not intend to renew these agreements upon their scheduled expiration dates.

     In July 2001, Supplies Distributors formed its wholly-owned subsidiaries Supplies Distributors of Canada, Inc. (“SDC”) and Supplies Distributors S.A. (“SDSA”), a Belgium corporation. Supplies Distributors and its subsidiaries act as master distributors of various IBM and other products and, pursuant to a transaction management services agreement between us and Supplies Distributors, we provide transaction management and fulfillment services to Supplies Distributors, SDC and SDSA. We made an initial equity investment in Holdings for a 49% voting interest, and IFP made an equity investment for a 51% voting interest. Certain officers and directors of PFSweb owned, individually, a 9.8% non-voting interest, and, collectively, a 49% non-voting interest, in IFP. In addition to our equity investment in Holdings, we have also provided Supplies Distributors with a subordinated loan that, as of December 31, 2003, had an outstanding balance of $8.0 million and accrued interest at a rate of approximately 10%.

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

     Pursuant to the terms of our transaction management services agreement with Supplies Distributors, we earned service fees, which are reported as service fee revenue, affiliate in the accompanying consolidated financial statements (prior to the consolidation of Holdings’ results of operations effective October 1, 2002), of approximately $4.7 million, net of $0.2 million of pass-through charges, for the year ended December 31, 2002 and $1.4 million, net of $0.3 million of pass-through charges, for the nine months ended December 31, 2001. For the nine months ended December 31, 2001, our fees earned from BSD (the Daisytek subsidiary and predecessor to Supplies Distributors) were $3.7 million, net of $0.3 million of pass-through charges.

     Prior to the consolidation of Holdings’ operating results effective October 1, 2002, we recorded our interest in Holdings’ net income, which was allocated and distributed to the owners pursuant to the terms of Holdings’ operating agreement, under the modified equity method, which resulted in us recording our allocated earnings of Holdings or 100% of Holdings’ losses. As a result of our 100% ownership of Holdings, future earnings and dividends will be allocated and paid 100% to PFSweb. In May 2002, Holdings paid a $0.2 million dividend to IFP. In December 2002, Holdings paid us a $0.4 million dividend. In September 2003, Holdings paid us a $0.6 million dividend. Pursuant to the terms of its amended credit agreements, Holdings is currently restricted from paying cash dividends without the prior approval of its lenders. In addition, no distribution may be made if, after giving effect thereto, the net worth of Holdings would be less than $1.0 million.

     Summarized financial information for Holdings is as follows (in thousands):

	December 31,	December 31,
	2003	2002
Current assets	$77,864	$76,946
Current liabilities	$64,769	$66,094
Subordinated debt due to PFSweb	$8,005	$8,005
Member’s capital	$5,104	$2,919

     Summarized operating results for Holdings are as follows (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002
Net revenues	$249,230	$221,145
Gross profit	$13,913	$12,528
Income before taxes	$2,615	$2,421
Net income	$1,613	$1,492

Liquidity and Capital Resources

     Net cash provided by operating activities was $9.3 million for the year ended December 31, 2003, and primarily resulted from an increase in accounts payable and accrued expenses of $2.5 million and decreases in inventory of $2.5 million and in prepaid expenses and other current assets of $1.6 million partially offset by an increase in accounts receivable of $0.5 million. The December 31, 2003, accounts payable balance was higher than normal primarily due to the timing of invoice processing by one of our master distribution vendors. Net cash used in operating activities was $10.1 million for the year ended December 31, 2002, and primarily resulted from cash used to fund operating losses and the net impact of increases in Holdings’ inventories of $8.1 million from October 1, 2002 to December 31, 2002, partially offset by decreases in accounts receivable of $2.1 million and prepaid expenses and other current assets of $1.6 million. Net cash used in operating activities was $4.6 million for the nine months ended December 31, 2001, and primarily resulted from cash used to fund operating losses and the net impact of decreases in accounts payable and accrued expenses of $9.0 million, partially offset by a decrease in prepaid expenses and other current assets of $5.2 million. The decrease in accounts payable and accrued expenses was primarily attributable to the remittance of the VAT monies due to the predecessor of Supplies Distributors and the reversal of client termination reserves, recorded as expense in prior year, and the reversal of deferrals applicable to the termination of the Daisytek transaction management services agreements, for which the related activities occurred in earlier periods. The decrease in other current assets primarily related to the collection of a note receivable, a governmental grant and VAT receivables associated with our European operations.

     Net cash used in investing activities for the year ended December 31, 2003 totaled $0.2 million, resulting primarily from capital expenditures of $1.9 million partially offset by a decrease in restricted cash of $1.7 million. The decrease in restricted cash resulted from a refinancing of certain of our previous debt and lease balances to remove the associated letter of credit cash restrictions. Net cash provided by investing activities for the year ended December 31, 2002 totaled $1.5 million, representing the net repayment of $2.9 million by Supplies Distributors of our subordinated loan, which totaled $8.8 million at September 30, 2002, but which is now eliminated due to the consolidation of Holdings, (see “Supplies Distributors”) and net cash acquired in our acquisition of the remaining 51% interest of Holdings from IFP, offset by capital expenditures of $1.8 million. Net cash used by investing activities for the nine months ended December 31, 2001 totaled $8.1 million. The net proceeds of $10.3 million from the sale of one of our distribution facilities to Daisytek were offset by capital expenditures of $3.2 million, the establishment of a restricted cash balance of $2.7 million to support our long-term debt and lease financing, and a subordinated loan of approximately $11.7 million to Supplies Distributors and an equity investment of $0.8 million in Holdings.

     Capital expenditures have historically consisted primarily of additions to upgrade our management information systems and general expansion of our facilities, both domestic and foreign. We expect to incur capital expenditures to support new contracts and anticipated future growth opportunities. We anticipate that our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months will be approximately $2 to $4 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. A portion of these expenditures may be financed through operating or capital leases. We may elect to modify or defer a portion of such anticipated investments in the event that we do not achieve the revenue necessary to support such investments.

     Net cash used in financing activities was approximately $2.9 million for the year ended December 31, 2003, primarily representing $6.2 million of payments on debt and $1.0 million of payments on our capital lease obligations, offset by $4.1 million of proceeds from the issuance of common stock pursuant to our employee stock purchase and stock option programs and the sale of 1,581,944 shares of our common stock to certain institutional investors in a private placement transaction. Net cash provided by financing activities was $6.5 million for the year ended December 31, 2002, primarily representing $6.5 million of proceeds from debt. Net cash provided by financing activities was $1.0 million for the nine months ended December 31, 2001, representing the proceeds from debt and from the issuance of common stock pursuant to our employee stock purchase plan offset by payments on our capital lease obligations and payments to acquire treasury stock.

     During the year ended December 31, 2003, our working capital increased to $21.4 million from $16.0 million at December 31, 2002 resulting primarily from the net proceeds from the sale of our common stock in a private placement transaction and a reduction in our restricted cash balance, which resulted in a reclassification of a portion of our previously restricted cash from a long-term asset to a current asset. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our own credit facility, or transferring a portion of our subordinated loan balances due from Supplies Distributors to third-parties. In conjunction with certain of these alternatives, we may be required to provide certain letters of credit to secure these arrangements. No assurances can be given that we will be successful in obtaining any additional financing or the terms thereof. We currently believe that our cash position, financing available under our credit facilities and funds generated from operations (including our anticipated revenue growth and/or cost reductions to offset lower than anticipated revenue growth) will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our lease obligations, and additional subordinated loans to Supplies Distributors, if necessary, for at least the next twelve months.

     The following is a schedule of our total contractual cash obligations, which is comprised of operating leases, debt and capital leases (including interest), as of December 31, 2003 (in millions):

	Payments Due By Period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Debt	$57,547	$56,299	$1,248	$—	$—
Capital lease obligations	2,741	991	1,148	602	—
Operating leases	21,850	6,126	9,571	5,990	163

Total	$82,138	$63,416	$11,967	$6,592	$163

     In support of certain debt instruments and leases, as of December 31, 2002, we had $2.9 million of cash restricted as collateral for letters of credit. In September 2003, in connection with the amendment to our credit facility with Comerica, we refinanced certain debt instruments and leases. This refinancing allowed us to reduce the amount of letters of credit, and resulting restricted cash collateral to $1.2 million at December 31, 2003. The remaining letters of credit currently expire at various dates through March 2007, the related debt and lease obligations termination dates. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain of Supplies Distributors’ and it subsidiaries’ credit facilities. Many of the debt facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other agreements. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of stockholders’ equity, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. Any requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of December 31, 2003, we were in compliance with all debt covenants and we believe that we will maintain such compliance throughout calendar year 2004. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or its subsidiaries by its lenders, in the event that Supplies Distributors or its subsidiaries are unable to do so. We are also required to maintain a subordinated loan to Supplies Distributors of $7.0 million, as amended. We have to seek lender approval to increase or decrease this amount. We do not have any other material financial commitments.

     In September 2002, we implemented a restructuring plan and terminated approximately 10% of our workforce. In conjunction with the terminations and certain asset write-offs recorded during the year ended December 31, 2002, we believe we reduced our annual operating expenses by approximately $5.0 to $6.0 million, as compared to our annual run-rate incurred in the first six months of the year ended December 31, 2002. In December 2003, we finalized the restructuring activities by relocating our Canadian operations within Toronto to further reduce our annual operating expenses. While we do not anticipate further restructuring related charges, we constantly review our operating expenses to ensure they match our targeted growth levels.

     We currently believe that we are still operating with and incurring costs applicable to excess physical capacity in our U.S. and European operations. We believe that based on our current cost structure, as we add revenue, we will be able to cover our reduced infrastructure costs and reach profitability. We currently estimate that the net service fee revenue needed to leverage our existing infrastructure and cost structure and reach profitability is approximately between $12 million to $13 million per quarter, including service fees earned from our subsidiary Supplies Distributors, which are eliminated in consolidation. No assurance can be given that we can achieve such operating levels, or that, if achieved, we will be profitable in any particular fiscal period. We will reevaluate the carrying value of certain of the excess long-lived warehouse operation and information technology infrastructure assets for impairment in 2004, in conjunction with our future operating plans, and determine if additional asset impairment costs should be recognized.

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

     On September 27, 2001, Supplies Distributors and its subsidiaries entered into short-term credit facilities with IBM Credit Corporation (“IBM Credit”) and IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance its distribution of IBM products. As of December 31, 2003, the subsequently amended asset-based credit facilities provided financing for purchasing IBM inventory and certain other receivables up to $27.5 million and up to 12.5 million Euros (approximately $15.7 million) with IBM Credit and IBM Belgium, respectively. On March 29, 2004, we amended these credit facilities to extend the expiration date through March 2005 and to reduce the minimum subordinated loan balance PFSweb is required to maintain with Supplies Distributors to $7 million. This amendment also provides for the reduction of the maximum credit limit under the IBM Credit facility to $22.5 million effective July 1, 2004, unless IBM Credit sells a participation interest in the facility, at which time the credit limit will be raised by the amount of the participation interest, yet in no event to more than $27.5 million.

     In March 2002, Supplies Distributors also entered into a loan and security agreement with Congress Financial Corporation (Southwest) (“Congress”) to provide financing for up to $25 million of eligible accounts receivables in the U.S. and Canada. The Congress facility expires on the earlier of three years or the date on which the parties to the IBM master distributor agreement no longer operate under the terms of such agreement and/or IBM no longer supplies products pursuant to such agreement. In Europe, SDSA and BSD Europe entered into a two year factoring agreement, which has subsequently been renewed through March 2005, with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million Euros (approximately $9.4 million) (originally 10 million euros, amended in October 2002) of eligible accounts receivables. Borrowings under this agreement can be either cash advances or straight loans, as defined.

     These credit facilities contain cross default provisions, various restrictions upon the ability of Holdings and its subsidiaries to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, minimum net worth and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors and its subsidiaries, as well as collateralized guaranties of Holdings and PFSweb. Additionally, we are required to maintain a subordinated loan to Supplies Distributors of no less than $7.0 million, maintain restricted cash of less than $5.0 million and a minimum shareholders’ equity, as defined, of at least $18.0 million. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or SDSA under these facilities if Supplies Distributors, SDC, or SDSA are unable to do so. We have also provided a guarantee of the obligations of Supplies Distributors and SDSA to IBM, excluding the trade payables that are financed by IBM Credit.

     On March 28, 2003, Priority Fulfillment Services, Inc. and Priority Fulfillment Services of Canada, Inc., (both wholly-owned subsidiaries of PFSweb and collectively the “Borrowers”) entered into a two year Loan and Security Agreement with Comerica Bank (“Comerica”) to provide financing for up to $7.5 million of eligible accounts receivable in the U.S. and Canada. We entered this agreement to supplement our existing cash position and provide funding for our future operations, including our targeted growth. On September 11, 2003, the Borrowers and Comerica amended this agreement to provide financing for up to $5.0 million of eligible accounts receivable (“Working Capital Advances”) and financing for up to $2.5 million of eligible equipment purchases (“Equipment Advances”). Outstanding Equipment Advances under the amended Comerica facility have a final maturity date of September 10, 2006. The agreement contains cross default provisions, various restrictions upon the Borrowers’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth, as defined, and a minimum liquidity ratio, as defined. The agreement also limits our ability to increase the subordinated loan to Supplies Distributors without the lender’s approval. The agreement is secured by all of the assets of the Borrowers, as well as a guarantee of PFSweb. At December 31, 2003, we had $2.2 million of Working Capital Advances and $1.3 million of Equipment Advances outstanding under this facility. The Working Capital Advances were subsequently repaid in January 2004. The amendment in September 2003 allowed us to reduce certain of our existing letters of credit, and thus remove restrictions on the related cash security.

     On November 7, 2003, we entered into a Securities Purchase Agreement with certain institutional investors in a private placement transaction pursuant to which we issued and sold an aggregate of 1,581,944 shares of our common stock, par value $.001 per share (the “Common Stock”), at $2.16 per share, resulting in gross proceeds of $3.4 million. After deducting expenses, the net proceeds are approximately $3.2 million. In addition to the Common Stock, the investors received one-year warrants to purchase an aggregate 525,692 shares of Common Stock at an exercise price of $3.25 per share and four-year warrants to purchase an aggregate of 395,486 shares of Common Stock at an exercise price of $3.30 per share. We intend to use the net proceeds from this private placement for general working capital purposes.

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

Seasonality

     The seasonality of our business is dependent upon the seasonality of our clients’ business and the sale of their products. Accordingly, our management must rely upon the projections of our clients in assessing quarterly variability. We believe that with our current client mix and their current business volumes our service fee business activity will be at its lowest in the quarter ended March 31 and at its highest in the quarter ended June 30. We anticipate that our product revenue will be highest during the quarter ended December 31.

     We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.

Inflation

     Management believes that inflation has not had a material effect on our operations.

Impact of Recently Issued Accounting Standards

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of this standard did not have a material impact on our consolidated financial statements.

     In January 2003, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others.” FIN No. 45 requires a company to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. The adoption of this statement did not have a material effect on the consolidated financial statements.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003. The adoption of this statement did not have a material effect on the consolidated financial statements.

     The FASB Emerging Issues Task Force issued EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” to address certain revenue recognition issues. The guidance provided from EITF 00-21 addresses both the timing and classification in accounting for different earnings processes. The adoption of this statement did not have a material impact on our consolidated financial statements.

Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses, including allowances for the collectibility of accounts and other receivable and the recoverability of inventory. The recognition and allocation of certain operating expenses, restructuring costs and the determination of costs applicable to client terminations in our consolidated financial statements also required us to make estimates and assumptions. Our estimates and assumptions are continually evaluated based on available information and experience. Because the use of estimates is inherent in the financial reporting process, actual results could differ from estimates. If there is a significant unfavorable change to current conditions, it would likely result in a material adverse impact to our business, operating results and financial condition.

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

     Order management/customer care services relate primarily to taking customer orders for our client’s products via various channels such as telephone call-center, electronic or facsimile. These services also entail addressing customer questions related to orders, as well as cross-selling/up-selling activities. The service fee revenue is recognized as the services are rendered. Fees charged to the client are on a per transaction basis based on either (i) a pre-determined fee per order or fee per telephone minutes incurred, or (ii) are included in the product fulfillment service fees which are recognized on product shipment.

     Our billings for reimbursement of out-of-pocket expenses, such as travel, and certain third-party vendor expenses such as shipping and handling costs and telecommunication charges are included in gross service fee revenue. The related reimbursable costs are reflected as pass-through charges and reduce total gross service fee revenue in computing net service fee revenue.

     Our cost of service fee revenue, representing the cost to provide the services described above, is recognized as incurred. Cost of service fee revenue also includes certain costs associated with technology collaboration and ongoing technology support, which include creative website development and maintenance, web hosting, technology interfacing, and other ongoing programming activities. These activities are primarily performed to support the distribution and order management/customer care services and are recognized as incurred.

     We also perform billing services and information management services for our clients. Billing services and information management services are typically not billed separately to clients because the activities are continually performed, and the costs are insignificant and are generally covered by other fees described above. Therefore, any revenue attributable to these services is often included in the distribution or order management fees that we recognize as services are performed. The service fee revenue associated with these activities are currently not significant and are incidental to the above-mentioned services.

     We recognize revenue, and record trade accounts receivables, pursuant to the methods described above when collectibility is reasonably assured. Collectibility is evaluated on an individual customer basis taking into consideration historical payment trends, current financial position, results of independent credit evaluations and payment terms.

     We primarily perform our services under one to three year contracts that can be terminated by either party. In conjunction with these long-term contracts we sometimes receive start-up fees to cover our implementation costs, including certain technology infrastructure and development costs. We defer the fees received, and the related costs, and amortize them over the life of the contract. The amortization of deferred revenue is included as a component of service fee revenue. The amortization of deferred implementation costs is included as a cost of service fee revenue. To the extent implementation costs, excluding certain technology infrastructure and development costs, exceed the fees received, excess costs are expensed as incurred.

     Current and non-current deferred implementation costs are a component of prepaid expenses and other assets, respectively. Implementation costs associated with technology infrastructure and development costs are a component of property and equipment. Current and non-current deferred implementation revenues are a component of accrued expenses and other liabilities, respectively.

     Inventories

     Inventories (merchandise, held for resale, all of which are finished goods) are stated at the lower of weighted average cost or market. Supplies Distributors and its subsidiaries assume responsibility for slow-moving inventory under certain master distributor agreements, subject to certain termination rights, but have the right to return product rendered obsolete by engineering changes as defined. We review inventory for impairment on a periodic basis, but at a minimum, annually. Recoverability of the inventory on hand is measured by comparison of the carrying value of the inventory to the fair value of the inventory. During 2003, we agreed to certain modifications to a selected master distributor agreement. As a result of these modifications, we reevaluated our inventory for impairment during 2003. Based on this review, we increased our allowance for slow moving inventory from $0.1 million at December 31, 2002 to $1.3 million as of December 31, 2003.

     In the event we and IBM do not renew the master distributor agreements, we will mutually agree on a plan of disposition of Supplies Distributors’ and its subsidiaries’ then existing inventory.

     Inventories include merchandise in-transit that has not been received by us but that has been shipped and invoiced by Supplies Distributors’ vendors. The corresponding payable for inventories in-transit is included in debt in the accompanying consolidated financial statements.

     Foreign Currency Translation and Transactions

     For our Canadian and European operations, the local currency is the functional currency. All assets and liabilities are translated at exchange rates in effect at the end of the period, and income and expense items are translated at the average exchange rates for the period.

     Historically, we deemed intercompany transactions with our foreign subsidiaries as long-term investments part of our net investment. Accordingly, we recorded transaction gains or losses on these intercompany transactions in other comprehensive income (loss). Effective September 30, 2002, due to changes in the operations of the subsidiaries whereby we no longer believe certain of these transactions to be long-term in nature, we will include certain future intercompany transaction gains and losses in the determination of net income or loss. We will continue to report gains or losses on intercompany foreign currency transactions that are of a long-term investment nature as a separate component of members’ capital.

     A description of other significant accounting policies is included in footnote 2 to the accompanying consolidated financial statements.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk

     We are exposed to various market risks including interest rates on our financial instruments and foreign exchange rates.

Interest Rate Risk

     Our interest rate risk is limited to our outstanding balances on our inventory and working capital financing agreements, loan and security agreement and factoring agreement for the financing of inventory, accounts receivable and certain other receivables, which amounted to $56.8 million at December 31, 2003. A 100 basis point movement in interest rates would result in approximately $0.3 million annualized increase or decrease in interest expense based on the outstanding balance of these agreements at December 31, 2003.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and
Shareholders of PFSweb, Inc.:

We have audited the accompanying consolidated balance sheets of PFSweb, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss and cash flows for the years ended December 31, 2003 and 2002 and the nine-month period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedules as of December 31, 2003 and 2002 and for the years ended December 31, 2003 and 2002 and the nine-month period ended December 31, 2001. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PFSweb, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 and the nine-month period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules as of December 31, 2003 and 2002 and for the years ended December 31, 2003 and 2002 and the nine-month period ended December 31, 2001, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Dallas, Texas
February 13, 2004, except for Note 3 as to which the date is March 29, 2004

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,743	$8,595
Restricted cash	1,091	1,016
Accounts receivable, net of allowance for doubtful accounts of $339 and $411 at December 31, 2003 and 2002, respectively	31,658	29,961
Inventories, net	44,589	46,291
Other receivables	3,091	3,417
Prepaid expenses and other current assets	2,417	3,003

Total current assets	97,589	92,283

PROPERTY AND EQUIPMENT, net	9,589	11,695
RESTRICTED CASH	900	2,878
OTHER ASSETS	281	366

Total assets	$108,359	$107,222

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$57,085	$61,059
Trade accounts payable	11,996	7,317
Accrued expenses	5,930	5,042
Other current liabilities	1,171	2,820

Total current liabilities	76,182	76,238

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	2,762	3,094
OTHER LIABILITIES	998	1,420
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 21,247,941 and 18,397,983 shares issued at December 31, 2003 and 2002, respectively; and 21,161,641 and 18,311,683 outstanding at December 31, 2003 and 2002, respectively	21	18
Additional paid-in capital	56,156	52,094
Accumulated deficit	(29,303)	(25,557)
Accumulated other comprehensive income	1,628	—
Treasury stock at cost, 86,300 shares at December 31, 2003 and 2002	(85)	(85)

Total shareholders’ equity	28,417	26,470

Total liabilities and shareholders’ equity	$108,359	$107,222

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

			Nine
	Year Ended	Year Ended	Months Ended
	December 31,	December 31,	December 31,
	2003	2002	2001
REVENUES:
Product revenue, net	$249,230	$57,492	$—

Gross service fee revenue	36,578	34,655	29,955
Gross service fee revenue, affiliate	—	4,862	1,719

Total gross service fee revenue	36,578	39,517	31,674
Less pass-through charges	3,403	3,692	3,721

Net service fee revenue	33,175	35,825	27,953
Other revenue	—	—	100

Total net revenues	282,405	93,317	28,053

COSTS OF REVENUES:
Cost of product revenue	235,317	54,343	—
Cost of net service fee revenue	22,844	22,660	18,209
Cost of other revenue	—	—	(627)

Total costs of revenues	258,161	77,003	17,582

Gross profit	24,244	16,314	10,471
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	25,161	27,012	16,892
SEVERANCE AND OTHER TERMINATION COSTS	—	1,213	—
ASSET AND LEASE IMPAIRMENTS	257	922	—
OTHER	—	—	(5,141)

Loss from operations	(1,174)	(12,833)	(1,280)
EQUITY IN EARNINGS OF AFFILIATE	—	1,163	—
INTEREST EXPENSE	2,124	816	243
INTEREST INCOME	(124)	(977)	(739)

Loss before income taxes and extraordinary item	(3,174)	(11,509)	(784)
INCOME TAX EXPENSE (BENEFIT)	572	94	(219)

Loss before extraordinary item	(3,746)	(11,603)	(565)
EXTRAORDINARY ITEM – gain on purchase of 51% share of Holdings	—	203	—

NET LOSS	$(3,746)	$(11,400)	$(565)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Loss before extraordinary item	$(0.20)	$(0.64)	$(0.03)
Extraordinary item – gain on purchase of 51% share of Holdings	—	0.01	—

Net loss	$(0.20)	$(0.63)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	19,011	18,229	18,036

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands, except share data)

					Accumulated
	Common Stock		Additional		Other	Treasury Stock		Total	Comprehensive
			Paid-In	Accumulated	Comprehensive			Shareholders’	Income
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity	(Loss)
Balance, March 31, 2001	17,907,378	$18	$50,884	$(13,592)	$(309)	—	$—	$37,001
Net loss	—	—	—	(565)	—	—	—	(565)	$(565)
Reduction in costs of initial public offering	—	—	175	—	—	—	—	175
Purchases of treasury stock	—	—	—	—	—	86,300	(85)	(85)
Stock based compensation expense	—	—	704	—	—	—	—	704
Tax benefit from exercise of Daisytek stock options	—	—	26	—	—	—	—	26
Employee stock purchase plan	236,031	—	153	—	—	—	—	153
Other comprehensive loss — foreign currency translation adjustment	—	—	—	—	(804)	—	—	(804)	(804)

Comprehensive loss									$(1,369)

Balance, December 31, 2001	18,143,409	$18	$51,942	$(14,157)	$(1,113)	86,300	$(85)	$36,605
Net loss	—	—	—	(11,400)	—	—	—	(11,400)	$(11,400)
Stock based compensation expense	—	—	28	—	—	—	—	28
Employee stock purchase plan	254,574		124	—	—	—	—	124
Other comprehensive income— foreign currency translation adjustment	—	—	—	—	1,113	—	—	1,113	1,113

Comprehensive loss									$(10,287)

Balance, December 31, 2002	18,397,983	$18	$52,094	$(25,557)	$—	86,300	$(85)	$26,470
Net loss	—	—	—	(3,746)	—	—	—	(3,746)	$(3,746)
Stock based compensation expense	—	—	6	—	—	—	—	6
Employee stock purchase plan	618,446	1	261	—	—	—	—	262
Proceeds from exercised options	649,568	1	618	—	—	—	—	619
Private placement of common stock	1,581,944	1	3,177	—	—	—	—	3,178
Other comprehensive income— foreign currency translation adjustment	—	—	—	—	1,628	—	—	1,628	1,628

Comprehensive loss									$(2,118)

Balance, December 31, 2003	21,247,941	$21	$56,156	$(29,303)	$1,628	86,300	$(85)	$28,417

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended	Year Ended	Nine Months Ended
	December 31,	December 31,	December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,746)	$(11,400)	$(565)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,497	5,851	4,605
Loss on disposition of assets	32	—	—
Asset and lease impairments	257	922	—
Extraordinary gain	—	(203)	—
Provision for doubtful accounts	351	38	17
Provision for excess and obsolete inventory	1,984	(10)	—
Deferred income taxes	(134)	(54)	—
Equity in earnings of affiliate	—	(1,163)	—
Non-cash compensation expense	6	28	704
Gain on sale of distribution facility	—	—	(5,837)
Changes in operating assets and liabilities:
Accounts receivables	(507)	2,087	389
Inventories, net	2,527	(8,110)	—
Prepaid expenses and other current assets, other receivables and other assets	1,576	1,628	5,152
Accounts payable, accrued expenses and other current and long-term liabilities	2,492	302	(9,043)

Net cash provided by (used in) operating activities	9,335	(10,084)	(4,578)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,982)	(1,762)	(3,237)
Decrease (increase) in restricted cash	1,744	(156)	(2,722)
Cash acquired in acquisition of affiliate, net of cash paid	—	501	—
Equity investment in affiliate	—	—	(750)
Proceeds from sale of distribution facility, net	—	—	10,298
Proceeds from sale of distribution equipment	—	85	—
Proceeds from (loans to) affiliate, net	—	2,855	(11,655)

Net cash provided by (used in) investing activities	(238)	1,523	(8,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	4,059	124	153
Restricted cash	268	780	—
Payments on capital lease obligations	(954)	(862)	(558)
Proceeds from (repayments of) debt, net	(6,241)	6,453	1,529
Purchases of treasury stock	—	—	(85)

Net cash provided by (used in) financing activities	(2,868)	6,495	1,039

EFFECT OF EXCHANGE RATES ON CASH	(81)	(8)	8

NET INCREASE (DECREASE) IN CASH	6,148	(2,074)	(11,597)
CASH AND CASH EQUIVALENTS, beginning of period	8,595	10,669	22,266

CASH AND CASH EQUIVALENTS, end of period	$14,743	$8,595	$10,669

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Fixed assets acquired under capital leases	$538	$848	$2,777

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Overview and Basis of Presentation

PFSweb, Inc. Overview

     In June 1999, Daisytek International Corporation (“Daisytek”) created a separate wholly-owned subsidiary named PFSweb, Inc., a Delaware corporation, to become a holding company for certain of Daisytek’s wholly-owned subsidiaries (“PFS”) in contemplation of an initial public offering. PFSweb, Inc. and its subsidiaries are collectively referred to as the “Company,” while the term “PFSweb” refers to PFSweb, Inc. and its subsidiaries excluding Business Supplies Distributors Holdings, LLC and its subsidiaries.

     On June 8, 2000, the Daisytek Board of Directors approved the separation of PFSweb from Daisytek by means of a tax-free dividend of Daisytek’s then remaining ownership of PFSweb after receiving a favorable ruling from the IRS to the effect that the distribution by Daisytek of its shares of PFSweb stock would be tax-free to Daisytek and to Daisytek’s shareholders for U.S. federal income tax purposes. The distribution of Daisytek’s shares of PFSweb (the “Spin-off”) occurred at the close of business on July 6, 2000, to Daisytek shareholders of record as of June 19, 2000.

     PFSweb is an international provider of integrated business process outsourcing services to major brand name companies seeking to maximize their supply chain efficiencies and to extend their traditional and e-commerce initiatives in the United States, Canada, and Europe. PFSweb offers such services as professional consulting, technology collaboration, managed web hosting and internet application development, order management, web-enabled customer contact centers, customer relationship management, financial services including billing and collection services and working capital solutions, information management, option kitting and assembly services, and international fulfillment and distribution services.

Supplies Distributors Overview

     PFSweb, Daisytek, Business Supplies Distributors, Inc., (a Daisytek subsidiary — “BSD”), and International Business Machines Corporation (“IBM”) were parties to various master distributor agreements that had various scheduled expiration dates through September 2001. Under these agreements, BSD and its affiliates Business Supplies Distributors Europe B.V. (“BSD Europe”), a Daisytek subsidiary, and BSD (Canada) Inc., a Daisytek subsidiary (“BSD Canada” and together with BSD and BSD Europe, the “BSD Companies”), acted as master distributors of various IBM and other products. Daisytek provided financing and credit support to the BSD Companies and PFSweb provided transaction management and fulfillment services to the BSD Companies. On June 8, 2001, Daisytek notified PFSweb and IBM that it did not intend to renew these agreements upon their scheduled expiration dates.

     On July 3, 2001, PFSweb and Inventory Financing Partners, LLC (“IFP”) formed Business Supplies Distributors Holdings, LLC (“Holdings”), and Holdings formed a wholly-owned subsidiary, Supplies Distributors, Inc. (“Supplies Distributors”). Concurrently, Supplies Distributors formed its wholly-owned subsidiaries Supplies Distributors of Canada, Inc. (“SDC”) and Supplies Distributors S.A. (“SDSA”), a Belgium corporation. Supplies Distributors, SDSA, PFSweb and IBM entered into new master distributor agreements to replace the prior agreements. Under the new agreements, Supplies Distributors and its subsidiaries act as master distributors of various products, primarily IBM product. Pursuant to a transaction management services agreement between PFSweb and Supplies Distributors, PFSweb provides transaction management and fulfillment services to Supplies Distributors and its subsidiaries. On September 26, 2001, Supplies Distributors purchased all of the stock of the BSD Companies for a purchase price of $923,000 and incurred $140,000 of acquisition costs. In conjunction with the purchase, BSD and Supplies Distributors were merged with Supplies Distributors being the surviving corporation. Effective December 31, 2001, BSD Canada and SDC were amalgamated, with SDC being the surviving corporation.

     Supplies Distributors and SDSA have obtained certain financing (see Note 3) that allows them to fund the working capital requirements for the sale of primarily IBM products. Pursuant to the transaction management services agreements, PFSweb provides to Supplies Distributors, SDC and SDSA such services as managed web

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

hosting and maintenance, procurement support, web-enabled customer contact center services, customer relationship management, financial services including billing and collection services, information management, and international distribution services. Additionally, IBM and Supplies Distributors and its subsidiaries have outsourced the product demand generation to Global Marketing Services, Inc. (“GMS”). Supplies Distributors and its subsidiaries, via arrangements with GMS and PFSweb, sell products in the United States, Canada and Europe.

     All of the agreements between PFSweb, Holdings and Supplies Distributors and its subsidiaries were made in the context of a related party relationship and were negotiated in the overall context of PFSweb’s and Holdings’ prior arrangement with IBM. Although management generally believes that the terms of these agreements are consistent with fair market values, there can be no assurance that the prices charged to or by each company under these arrangements are not higher or lower than the prices that may be charged by, or to, unaffiliated third parties for similar services.

Basis of Presentation

     For the period from July 2001 to September 2002, PFSweb owned 49% of Holdings and as such the results of Holdings were not consolidated into the Company’s results. The Company’s allocation of Holdings’ net income (see Note 9) was presented in the consolidated statements of operations as equity in earnings of affiliate for year ended December 31, 2002 (through September 30, 2002) and the nine months ended December 31, 2001. Effective October 1, 2002, PFSweb purchased the remaining 51% interest in Holdings from IFP for $0.3 million. As a result of the purchase, effective October 1, 2002, the Company began consolidating 100% of Holdings’ financial position and results of operations into the Company’s consolidated financial statements.

     In June 2001, the Company changed its fiscal year from March 31 to December 31.

2. Significant Accounting Policies

Principles of Consolidation

     All intercompany accounts and transactions have been eliminated in consolidation. Accounts and transactions between PFSweb and Holdings have been eliminated as of December 31, 2003 and 2002 and for the year ended December 31, 2003, and the three-month period ended December 31, 2002 (see Note 1).

Investment in Affiliate

     In July 2001, PFSweb purchased a 49% investment in Holdings (see Note 9). Effective October 1, 2002, PFSweb purchased the remaining 51% ownership interest of Holdings. Prior to consolidating Holdings’ financial position and results of operations, PFSweb recorded its interest in Holdings’ net income, which was allocated and distributed to the owners pursuant to the terms of Holdings’ operating agreement, under the modified equity method, which resulted in PFSweb recording its allocated earnings of Holdings or 100% of Holdings’ losses.

     In addition to the equity investment, PFSweb loaned Supplies Distributors monies in the form of a Subordinated Demand Note (the “Subordinated Note”). Under certain new and amended terms of certain of the Company’s debt facilities, the outstanding balance of the Subordinated Note cannot be increased or decreased without prior approval of the Company’s lenders (see Note 3). As of December 31, 2003 and 2002, the outstanding balance of the Subordinated Note, which is eliminated upon the consolidation of Holdings’ financial position, was $8.0 million.

Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses, including allowances for the collectibility of accounts and other receivables and the recoverability of inventory. The recognition and allocation of certain operating expenses, restructuring costs (see Note 8) and the determination of costs applicable to client terminations (see Note 6) in these consolidated financial statements also required management estimates and assumptions. The Company’s estimates and assumptions are continually evaluated

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

based on available information and experience. Because the use of estimates is inherent in the financial reporting process, actual results could differ from estimates. If there is a significant unfavorable change to current conditions, it would likely result in a material adverse impact to the Company’s business, operating results and financial condition.

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

     Under the master distributor agreements (see Note 5), the Company bills IBM for reimbursements of certain expenses, including: pass through customer marketing programs, including rebates and coop funds; certain freight costs; direct costs incurred in passing on any price decreases offered by IBM to Holdings or its customers to cover price protection and certain special bids; the cost of products provided to replace defective product returned by customers; and certain other expenses as defined. The Company records a receivable for these reimbursable amounts as they are incurred with a corresponding reduction in either inventory or cost of product revenue. The Company also reflects pass through customer marketing programs as a reduction of product revenue.

     The Company’s service fee revenues primarily relate to its (1) distribution services, (2) order management/customer care services and (3) the reimbursement of out-of-pocket and third party expenses.

     Distribution services relate primarily to inventory management, product receiving, warehousing and fulfillment (i.e., picking, packing and shipping). Service fee revenue for these activities is recognized as earned, which is either (i) on a per transaction basis or (ii) at the time of product fulfillment, which occurs at the completion of the distribution services.

     Order management/customer care services relate primarily to taking customer orders for the Company’s client’s products via various channels such as telephone call-center, electronic or facsimile. These services also entail addressing customer questions related to orders, as well as cross-selling/up-selling activities. Service fee revenue for this activity is recognized as the services are rendered. Fees charged to the client are on a per transaction basis based on either (i) a pre-determined fee per order or fee per telephone minutes incurred, or (ii) are included in the product fulfillment service fees that are recognized on product shipment.

     The Company’s billings for reimbursement of out-of-pocket expenses, such as travel, and certain third-party vendor expenses such as shipping and handling costs and telecommunication charges are included in gross service fee revenue. The related reimbursable costs are reflected as pass-through charges and reduce total gross service fee revenue in computing net service fee revenue.

     The Company’s cost of service fee revenue, representing the cost to provide the services described above, is recognized as incurred. Cost of service fee revenue also includes certain costs associated with technology collaboration and ongoing technology support that include creative internet application development and maintenance, web hosting, technology interfacing, and other ongoing programming activities. These activities are primarily performed to support the distribution and order management/customer care services and are recognized as incurred.

     The Company also performs billing services and information management services for certain of its clients. Billing services and information management services are not always billed separately to clients because while the activities are continually performed, the costs may be insignificant and covered by other fees described above. Therefore, if not billed separately, any revenue attributable to these services is included in the distribution or order management fees that are recognized as services are performed. The service fee revenue associated with these activities not billed separately are currently not significant and are incidental to the above-mentioned services.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

     The Company recognizes revenue, and records trade accounts receivables, pursuant to the methods described above, when collectibility is reasonably assured. Collectibility is evaluated on an individual customer basis taking into consideration historical payment trends, current financial position, results of independent credit evaluations and payment terms.

     Other revenue of $0.1 million for the nine months ended December 31, 2001 represents the fees charged to clients in conjunction with the early termination of certain contracts. Cost of other revenue for the nine months ended December 31, 2001 of $0.6 million reflects the benefit associated with the reversal of accruals made in the previous year for estimated client terminations costs that were in excess of actual costs incurred.

     The Company primarily performs its services under one to three year contracts that can be terminated by either party. In conjunction with these long-term contracts, the Company sometimes receives start-up fees to cover its implementation costs, including certain technology infrastructure and development costs. The Company defers the fees received, and the related costs, and amortizes them over the life of the contract. The amortization of deferred revenue is included as a component of service fee revenue. The amortization of deferred implementation costs is included as a cost of service fee revenue. To the extent implementation costs exceed the fees received, excess costs are expensed as incurred. The following summarizes the deferred implementation costs and revenues (in thousands):

	December 31,	December 31,
	2003	2002
Deferred implementation costs
Current	$204	$843
Non-current	26	112

	$230	$955

Deferred implementation revenues
Current	466	1,707
Non-current	87	241

	$553	$1,948

     Current and non-current deferred implementation costs are a component of prepaid expenses and other assets, respectively. Implementation costs associated with technology infrastructure and development costs are a component of property and equipment and are not included in the above analysis. Current and non-current deferred implementation revenues are a component of other current liabilities and other liabilities, respectively.

Concentration of Business and Credit Risk

     Service fee revenue from Daisytek accounted for approximately 34% of the Company’s total net revenues for the nine months ended December 31, 2001. For the nine months ended December 31, 2001, excluding Daisytek, two clients accounted for approximately 43% of the Company’s revenue.

     The Company’s product revenue is primarily generated by sales of product purchased under master distributor agreements with one supplier. Sales to two customers accounted for approximately 13% and 12% of the Company’s total product revenues for the year ended December 31, 2002. Service fee revenue from two clients accounted for approximately 35% and 14% of net service fee revenue for the year ended December 31, 2002. In addition, service fee revenue earned from Supplies Distributors prior to the October 1, 2002 acquisition date approximated 13% of net service fee revenue for the year ended December 31, 2002. On a consolidated basis, one client, with multiple relationships, accounted for approximately 22% of the Company’s total revenues for the year ended December 31, 2002. As of December 31, 2002, three customers/clients accounted for approximately 39% of accounts receivable.

     Sales to three customers accounted for approximately 13%, 12% and 10% of the Company’s total product revenues for the year ended December 31, 2003. Service fee revenue from two clients accounted for approximately 40% and 16% of net service fee revenue for year ended December 31, 2003. On a consolidated basis, two customers/clients accounted for approximately 16% and 10% of the Company’s total revenues for the year ended December 31, 2003. As of December 31, 2003, two customers/clients accounted for approximately 37% of accounts receivable.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

     In conjunction with Supplies Distributors’ and its subsidiaries’ financings, PFSweb has provided certain collaterized guarantees on behalf of Supplies Distributors and its subsidiaries. Supplies Distributors’ and its subsidiaries’ ability to obtain financing on similar terms would be significantly impacted without these guarantees. Additionally, since Supplies Distributors and its subsidiaries have limited personnel and physical resources, their ability to conduct business could be materially impacted by contract terminations by GMS.

     The Company has multiple arrangements with IBM and is dependent upon the continuation of such arrangements. These arrangements, which are critical to the Company’s ongoing operations, include Supplies Distributors’ and its subsidiaries’ master distributor agreements, Supplies Distributors’ and its subsidiaries’ working capital financing agreements, product sales to IBM business units, a general contractor relationship through PFSweb’s largest client, and a term master lease agreement.

Cash and Cash Equivalents

     Cash equivalents are defined as short-term highly liquid investments with original maturities of three months or less.

Restricted Cash

     Restricted cash includes the following items (in thousands):

	December 31,	December 31,
	2003	2002
Current:
Letters of credit security	$260	$—
Customer remittances	831	216
VAT collateral deposit	—	800

Total current	1,091	1,016
Long term:
Letters of credit security	900	2,878

Total restricted cash	$1,991	$3,894

     The Company has cash restricted as collateral for letters of credit that secure certain debt and lease obligations (see Note 3). The letters of credit currently expire at various dates through March 2007.

     In conjunction with certain of its financing agreements, Supplies Distributors and its subsidiaries have entered into agreements with their banks and lenders whereby a security interest was granted to the lender for all customer remittances received in specified bank accounts (see Note 3). At December 31, 2003 and 2002, these bank accounts held $0.8 million and $0.2 million, respectively, which was restricted for payment to the lender against the outstanding long term debt.

     To facilitate Value Added Tax (“VAT”) processing on its inventory transactions, BSD Europe provided a bank guarantee to the Belgium government. To secure the guarantee, the bank required BSD Europe to maintain cash balances as collateral for the guarantee. The Company’s maximum exposure under this guarantee was $0.8 million at December 31, 2002. The guarantee was cancelled in 2003.

Other Receivables and Liabilities

     Other receivables include $3.0 million and $3.3 million as of December 31, 2003 and 2002, respectively, for amounts due from IBM for billings under the master distributor agreements (see Note 5).

     During 2001, the Company received a governmental grant for investments made in fixed assets in its Belgium operations. At establishment, the total grant of approximately $1.6 million was deferred and is being recognized as a reduction in depreciation expense over the same period over which the related fixed assets are being depreciated. As of December 31, 2003 and 2002, a deferred credit of $0.3 million and $0.2 million, respectively, at each year end and $0.7 million and $1.0 million, respectively, at each year end is included in other current liabilities and other liabilities, respectively, in the accompanying consolidated balance sheets and represents the unamortized portion of

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

the grant. For the years ended December 31, 2003 and 2002 and the nine months ended December 31, 2001, approximately $0.4 million, $0.2 million and $0.1 million, respectively, was recognized as a reduction of depreciation expense. The grant was earned by the Company upon the achievement of certain minimum capital expenditure requirements. Realization of the entire grant requires the Company to maintain a certain minimum workforce through December 2004. The Company’s management believes that the likelihood that it would be required to refund this grant is remote.

Inventories

     Inventories (merchandise, held for resale, all of which are finished goods) are stated at the lower of weighted average cost or market. Supplies Distributors and its subsidiaries assume responsibility for slow-moving inventory under certain master distributor agreements, subject to certain termination rights, but have the right to return product rendered obsolete by engineering changes, as defined (see Note 5). The Company reviews inventory for impairment on a periodic basis, but at a minimum, annually. Recoverability of the inventory on hand is measured by comparison of the carrying value of the inventory to the fair value of the inventory. During 2003, the Company agreed to certain modifications to a selected master distributor agreement. As a result of these modifications, the Company reevaluated its inventory for impairment during 2003. Based on this review, the Company increased its allowance for slow moving inventory from $0.1 million as of December 31, 2002, to $1.3 million as of December 31, 2003.

     In the event PFSweb, Supplies Distributors and its subsidiaries and IBM terminate the master distributor agreements, the parties shall mutually agree on a plan of disposition of Supplies Distributors’ and its subsidiaries’ then existing inventory.

     Inventories include merchandise in-transit that has not been received by the Company but that has been shipped and invoiced by Supplies Distributors’ and its subsidiaries’ vendors. The corresponding payable for inventories in-transit is included in debt in the accompanying consolidated financial statements.

Property and Equipment

     The components of property and equipment as of December 31, 2003 and 2002 are as follows (in thousands):

	December 31,	December 31,
	2003	2002	Depreciable Life
Furniture and fixtures	$9,255	$8,293	5-9 years
Computer equipment	6,425	5,259	2-3 years
Leasehold improvements	5,401	4,720	2-9 years
Purchased and capitalized software costs	7,866	7,143	1-7 years
Other	28	164	3-7 years

	28,975	25,579
Less-accumulated depreciation and amortization	(19,386)	(13,884)

Property and equipment, net	$9,589	$11,695

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

     The Company’s property held under capital leases amount to approximately $3.1 million and $4.3 million, net of

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

accumulated amortization of approximately $4.6 million and $3.5 million, at December 31, 2003 and 2002, respectively.

Foreign Currency Translation and Transactions

     For the Company’s Canadian and European operations, the local currency is the functional currency. All assets and liabilities are translated at exchange rates in effect at the end of the period, and income and expense items are translated at the average exchange rates for the period.

     Historically, the Company deemed intercompany transactions with its foreign subsidiaries as long-term investments and part of its net investment. Accordingly, the Company recorded currency gains or losses on these intercompany transactions in other comprehensive income (loss). Effective September 30, 2002, due to changes in the operations of the subsidiaries whereby the Company no longer believes certain of these transactions to be long-term in nature, the Company now includes certain intercompany currency gains and losses in the determination of net income. Intercompany currency transaction gains and losses included in net loss were a net gain of $0.3 million and a net loss of $0.1 million for the years ended December 31, 2003 and 2002, respectively. The Company will continue to report gains or losses on intercompany foreign currency transactions that are of a long-term investment nature as a separate component of shareholders’ equity.

Stock Based Compensation

     The Company accounts for stock options using the intrinsic-value method as outlined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation and Interpretation of APB No. 25, issued in March 2000 (see Note 4). Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. The exercise prices of all options granted during the years ended December 31, 2003 and 2002, and the nine months ended December 31, 2001 were equal to the market price of the Company’s common stock at the date of grant. As such, no compensation cost was recognized during those years for stock options granted to employees (see Note 4). The following table shows the pro forma effect on the Company’s net loss and loss per share as if compensation cost had been recognized for stock options based on their fair value at the date of the grant. The pro forma effect of stock options on the Company’s net loss for those years may not be representative of the pro forma effect for future years due to the impact of vesting and potential future awards. Options issued under the Daisytek Plans (see Note 4) prior to April 1, 1995, were excluded from the computation.

			Nine Months
	Year Ended	Year Ended	Ended
	December 31,	December 31,	December 31,
	2003	2002	2001
	(In thousands, except per share amounts)
Net loss as reported	$(3,746)	$(11,400)	$(565)
Add: Stock-based non-employee compensation expense included in reported net loss	6	28	704
Deduct: total stock-based employee and non-employee compensation benefit (expense) determined under fair value based method	(485)	(2,236)	1,946

Pro forma net income (loss), applicable to common stock for basic and diluted computations	$(4,255)	$(13,608)	$2,085

Income (loss) per common share – basic and diluted
As reported	$(0.20)	$(0.63)	$(0.03)

Pro forma	$(0.22)	$(0.75)	$0.12

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

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Fair Value of Financial Instruments

     The carrying value of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and debt and capital lease obligations, approximate their fair values based on short terms to maturity or current market prices and interest rates.

Comprehensive Loss

     Comprehensive loss is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss consists of net losses and foreign currency translation adjustments.

Net Loss Per Common Share

     For the years ended December 31, 2003 and 2002, and the nine-month period ended December 31, 2001, outstanding options to purchase common shares of PFSweb were anti-dilutive and have been excluded from the weighted average share computation (see Note 4). There are no other potentially dilutive securities outstanding.

Cash Paid During Year

     The Company made payments for interest of approximately $1.6 million, $0.8 million and $0.2 million and income taxes of approximately $0.4 million, $0.8 million and $0.1 million during the years ended December 31, 2003 and 2002, and the nine-month period ended December 31, 2001, respectively (see Notes 3 and 10).

Impact of Recently Issued Accounting Standards

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The adoption of this standard did not have a material impact on the consolidated financial statements.

     In January 2003, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others.” FIN No. 45 requires a company to recognize a liability for the obligations it has undertaken in issuing a guarantee. This liability would be recorded at the inception of a guarantee and would be measured at fair value. The adoption of this standard did not have a material effect on the consolidated financial statements.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership. The adoption of this standard did not have a material effect on the consolidated financial statements.

     The FASB Emerging Issues Task Force issued EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” to address certain revenue recognition issues. The guidance provided from EITF 00-21 addresses both the timing and classification in accounting for different earnings processes. The adoption of EITF 00-21 did not have a material impact on the consolidated financial statements.

Reclassifications

     Certain prior year data have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net loss or shareholders’ equity.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

3. Debt and Capital Lease Obligations:

     Debt and capital lease obligations consist of the following (in thousands):

	December 31,	December 31,
	2003	2002
Inventory and working capital financing agreements:
United States	$26,034	$28,170
Europe	11,526	15,219
Loan and security agreements, United States
Supplies Distributors	13,146	12,725
PFSweb	3,514	—
Factoring agreement, Europe	2,296	3,202
Master lease agreements	3,080	4,627
Other	251	210

Total	59,847	64,153
Less current portion of long-term debt	57,085	61,059

Long-term debt, less current portion	$2,762	$3,094

Inventory and Working Capital Financing Agreement, United States

     On September 27, 2001, Supplies Distributors entered into a short-term credit facility with IBM Credit Corporation (“IBM Credit”) to finance its distribution of IBM products in the United States, which has subsequently been amended. The amended asset based credit facility provides financing for eligible IBM inventory and for certain other receivables up to $27.5 million and $30.5 million as of December 31, 2003 and 2002, respectively, through its expiration. As of December 31, 2003, the Company had $1.5 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Holdings and Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $8.0 million and a minimum shareholders’ equity, as defined, of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 1%, which was 5% and 5.25% as of December 31, 2003 and 2002, respectively. The facility accrues a quarterly commitment fee of 0.375% on the unused portion of the commitment, and a monthly service fee.

     On March 29, 2004, Supplies Distributors entered into an amended credit facility with IBM Credit LLC (formerly IBM Credit Corporation). The amendment extends the termination date through March 29, 2005 and reduces the minimum Subordinated Note balance to $7 million. The amendment also provides for the reduction of the maximum credit limit on the earlier of July 1, 2004 or the date IBM Credit LLC sells a participation interest in the facility (“Principal Reduction Date”). On the Principal Reduction Date, the maximum credit limit will be reduced to either $22.5 million or $22.5 million plus the amount of any participation interest, but in no event more than $27.5 million. The Company has classified the outstanding amount under this facility as current at December 31, 2003 and 2002.

Inventory and Working Capital Financing Agreement, Europe

     On September 27, 2001, SDSA and BSD Europe entered into a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance their distribution of IBM products in Europe, which has subsequently been amended. The amended asset based credit facility with IBM Belgium currently provides up to 12.5 million Euros (approximately $15.7 million) as of December 31, 2003 and 19 million euros (approximately $23.9 million) at December 31, 2002, in financing for eligible IBM inventory and for certain other receivables. As of December 31, 2003, SDSA and BSD Europe had 1.7 million euros ($2.1 million) of available credit under this facility. The IBM Belgium facility remains in force until not less than 60 days written notice by any party, but no sooner than March 29, 2004. The credit facility contains cross default provisions, various restrictions upon the ability of Holdings, Supplies

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Distributors, SDSA and BSD Europe to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue and total liabilities to tangible net worth, as defined, and is secured by all of the assets of SDSA and BSD Europe, as well as collateralized guaranties of Supplies Distributors, Holdings and PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $8.0 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at Euribor plus 3.5%, which was 5.7% and 6.9% as of December 31, 2003 and 2002, respectively. SDSA and BSDE Europe pay a monthly service fee on the commitment.

     On March 29, 2004, SDSA and BSDE Europe entered into an amended credit facility with IBM Belgium. The amendment extends the termination date through March 29, 2005, reduces the interest rate to Euribor plus 2.5% and reduces the minimum Subordinated Note balance to $7 million. The Company has classified the outstanding amount under this facility as current at December 31, 2003 and 2002.

Loan and Security Agreement – Supplies Distributors

     On March 29, 2002, Supplies Distributors entered into a loan and security agreement with Congress Financial Corporation (Southwest) (“Congress”) to provide financing for up to $25 million of eligible accounts receivable in the U.S. and Canada. As of December 31, 2003, Supplies Distributors had $0.7 million of available credit under this agreement. The Congress facility expires on the earlier of three years or the date on which the parties to the IBM master distributor agreement no longer operate under the terms of such agreement and/or IBM no longer supplies products pursuant to such agreement (see Note 5). Borrowings under the Congress facility accrue interest at prime rate plus 0.25% (4.25% at December 31, 2003) or Eurodollar rate plus 3% or on an adjusted basis, as defined. This agreement contains cross default provisions, various restrictions upon the ability of Holdings and Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, PFSweb is required to maintain a Subordinated Note balance with Supplies Distributors of no less than $6.5 million and restricted cash of less than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors and SDC entered into Blocked Account Agreements with their banks and Congress whereby a security interest was granted to Congress for all customer remittances received in specified bank accounts. At December 31, 2003 and 2002, these bank accounts held $0.8 million and $0.2 million, respectively, which was restricted for payment to Congress. The Company has classified the outstanding amount under this facility as current at December 31, 2003 and 2002.

Loan and Security Agreement – PFSweb

     On March 28, 2003, Priority Fulfillment Services, Inc. and Priority Fulfillment Services of Canada, Inc., (both wholly-owned subsidiaries of PFSweb and collectively the “Borrowers”) entered into a two year Loan and Security Agreement with Comerica Bank (“Comerica Agreement”), which was subsequently amended. The amended Comerica Agreement provides for up to $5.0 million of eligible accounts receivable financing in the U.S. and Canada (“Working Capital Advances”) and up to $2.5 million of eligible equipment purchases (“Equipment Advances”). Outstanding Working Capital Advances, $2.2 million as of December 31, 2003, accrue interest at prime rate plus 1% (5% as of December 31, 2003). Outstanding Equipment Advances, $1.3 million as of December 31, 2003, accrue interest at prime rate plus 1.5% (5.5% as of December 31, 2003) and have a final maturity date of September 10, 2006. As of December 31, 2003, the Borrowers had $2.0 million of available credit under the Working Capital Advance portion of this facility. In January 2004, the Company repaid the $2.2 million of Working Capital Advances outstanding as of December 31, 2003. The agreement contains cross default provisions, various restrictions upon the Borrowers’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth, as defined, of $19.0 million and a minimum liquidity ratio, as defined. The agreement restricts the amount of the Subordinated Note to a maximum of $8.0 million. The agreement is secured by all of the assets of the Borrowers, as well as a guarantee of

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

PFSweb, Inc. The amendment requires the Borrowers to maintain a minimum cash balance of $1.25 million at Comerica, but does not legally restrict cash unless an event of default, as defined, occurs.

Factoring Agreement

     On March 29, 2002, SDSA entered into a two year factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million euros (approximately $9.4 million) (originally 10 million euros, amended in October 2002) of eligible accounts receivables, which was subsequently renewed through 2005. As of December 31, 2003, SDSA had approximately 1.6 million euros ($2.0 million) of available credit under this agreement. Borrowings under this agreement can be either cash advances or straight loans, as defined. Cash advances accrue interest at the fixed interest rate of Belgium banks plus .75% (7.9% as of December 31, 2003), or on an adjusted basis as defined, but not lower than 6%; and straight loans accrue interest at Euribor plus 1.4% for the agreement’s first year (4.45% as of December 31, 2002) and Euribor plus 1.3% for the agreement’s second year (3.4% as of December 31, 2003). This agreement contains various restrictions upon the ability of SDSA to, among other things, merge, consolidate and incur indebtedness, as well as financial covenants, such as minimum net worth. This agreement is secured by a guarantee of Supplies Distributors, up to a maximum of 200,000 euros. The Company has classified the outstanding amount under this facility as current at December 31, 2003 and 2002.

Debt Covenants

     To the extent the Company fails to comply with its covenants, including the monthly financial covenant requirements and required level of stockholders’ equity ($19.0 million), and the lenders accelerate the repayment of the credit facility obligations, the Company would be required to repay all amounts outstanding thereunder. Any acceleration of the repayment of the credit facilities would have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. At December 31, 2003, the Company was in compliance with all debt covenants.

     PFSweb has also provided a guarantee of the obligations of Supplies Distributors and SDSA to IBM, excluding the trade payables that are financed by IBM credit.

Master Lease Agreements

     The Company has a Term Lease Master Agreement with IBM Credit Corporation (“Master Lease Agreement”) that provides for leasing or financing transactions of equipment and other assets, which generally have terms of 3 to 5 years. The outstanding leasing transactions ($0.1 million and $1.0 million as of December 31, 2003 and 2002, respectively) are secured by the related equipment and letters of credit (see Note 2). The outstanding financing transactions ($0.8 million and $1.4 million as of December 31, 2003 and 2002, respectively) are secured by a letter of credit (see Note 2). In October 2003, the Company refinanced certain amounts outstanding under the Master Lease Agreement with an Equipment Advance under the Comerica Agreement, which reduced the letter of credit security requirement.

     The Company has a master agreement with a leasing company that provided for leasing transactions of certain equipment. The amounts outstanding under this agreement as of December 31, 2003 and 2002 were $1.5 million and $1.8 million, respectively, and are secured by the related equipment.

     The Company enters into other leasing and financing agreements as needed to finance the purchasing or leasing of certain equipment or other assets. Borrowings under these agreements are generally secured by the related equipment.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Debt and Capital Lease Maturities

     The Company’s aggregate maturities of debt subsequent to December 31, 2003 are as follows (in thousands):

Fiscal year ended December 31,
2004	$56,299
2005	881
2006	367
Thereafter	—

Total	$57,547

     The following is a schedule of the Company’s future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 2003 (in thousands):

Fiscal year ended December 31,
2004	$991
2005	692
2006	456
2007	425
2008	177
Thereafter	—

Total minimum lease payments	$2,741
Less amount representing interest at rates ranging from 5.75% to 18.0%	(441)

Present value of net minimum lease payments	2,300
Less: Current portion	(786)

Long-term capital lease obligations	$1,514

4. Stock and Stock Options

Preferred Stock Purchase Rights

     On June 8, 2000, the Company’s Board of Directors declared a dividend distribution of one preferred stock purchase right (a “Right”) for each share of the Company’s common stock outstanding on July 6, 2000 and each share of common stock issued thereafter. Each Right entitles the registered shareholders to purchase from the Company one one-thousandth of a share of preferred stock at an exercise price of $67, subject to adjustment. The Rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 15 percent or more of the Company’s outstanding shares of common stock. The Rights expire on July 6, 2010, unless redeemed or exchanged by the Company earlier.

Employee Stock Purchase Plan

     On September 15, 2000, PFSweb, Inc. shareholders adopted the PFSweb Employee Stock Purchase Plan (the “Stock Purchase Plan”) that is qualified under Section 423 of the Internal Revenue Code of 1986, to provide employees of PFSweb an opportunity to acquire a proprietary interest in the Company. The Stock Purchase Plan provides for acquisition of PFSweb, Inc. common stock at a 15% discount to the market value. The Stock Purchase Plan permits each U.S. employee who has completed ninety days of service to elect to participate in the plan. Eligible employees may elect to contribute up to 10 percent of their compensation with after-tax dollars up to a maximum annual contribution of $25,000. The Company has reserved 2,000,000 shares of its common stock under the Stock Purchase Plan, as amended. The Stock Purchase Plan became effective for eligible employees in September 2000. During the years ended December 31, 2003 and 2002, and the nine-month period ended December 31, 2001, the Company issued 618,446, 254,574 and 236,031 shares under the Stock Purchase Plan, respectively. As of December 31, 2003, there were 853,571 shares available for further issuance under the Stock Purchase Plan.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Private Placement Transaction

     On November 7, 2003, the Company entered into a Securities Purchase Agreement with certain institutional investors in a private placement transaction pursuant to which the Company issued and sold an aggregate of 1,581,944 shares of its common stock, par value $.001 per share (the “Common Stock”), at $2.16 per share, resulting in gross proceeds of $3.4 million. After deducting expenses, the net proceeds were approximately $3.2 million. In addition to the Common Stock, the investors received one-year warrants to purchase an aggregate 525,692 shares of Common Stock at an exercise price of $3.25 per share and four-year warrants to purchase an aggregate of 395,486 shares of Common Stock at an exercise price of $3.30 per share.

Stock Options and Stock Option Plans

PFSweb Plan Options

     PFSweb has authorized 6,000,000 shares of common stock for issuance under two 1999 stock option plans and 35,000 shares for issuance under a stock option agreement (the “PFSweb Plans”). The PFSweb Plans provide for the granting of incentive awards in the form of stock options to directors, executive management, key employees, and outside consultants of PFSweb. The right to purchase shares under the employee stock option agreements typically vest over a three-year period. Stock options must be exercised within 10 years from the date of grant. Stock options are generally issued at fair market value. The Company recorded stock based compensation expense of $6,000, $28,000 and $7,000 in the years ended December 31, 2003 and 2002 and the nine month period ended December 31, 2001, respectively, in connection with stock options to purchase an aggregate of 67,500 shares issued under the PFSweb Plans to non-employees.

     As of December 31, 2003, there were 1,815,539 shares available for future options under the PFSweb Plans.

     The following table summarizes stock option activity under the PFSweb Plans:

			Weighted Average
	Shares	Price Per Share	Exercise Price
Outstanding, March 31, 2001	2,359,350	$1.16-$17.00	$6.54
Granted	2,507,819	$0.60-$1.20	$0.91
Exercised	—	$—	$—
Canceled	(1,270,800)	$1.92-$17.00	$9.84

Outstanding, December 31, 2001	3,596,369	$0.60-$16.00	$1.27
Granted	1,090,000	$0.44-$0.84	$0.81
Exercised	—	$—	$—
Canceled	(1,080,700)	$0.80-$10.45	$1.29

Outstanding, December 31, 2002	3,605,669	$0.44-$16.00	$1.12
Granted	835,000	$0.39-$2.26	$0.42
Exercised	(328,730)	$0.39-$1.92	$0.81
Canceled	(256,208)	$0.39-$1.92	$1.10

Outstanding, December 31, 2003	3,855,731	$0.39-$16.00	$1.00

     PFSweb Plan options granted prior to the Spin-off and not included in the Offer, referred to below, vest one-third on the anniversary of the date of grant and one-twelfth each quarter thereafter. PFSweb Plan options granted after the Spin-off, excluding those issued pursuant to the Offer, generally vest one-twelfth each quarter. As of December 31, 2003 and 2002, 2,892,126 and 2,797,077 options were exercisable, respectively. The weighted average fair value per share of options granted during the years ended December 31, 2003 and 2002 and the nine month period ended December 31, 2001 were $0.35, $0.67 and $0.76, respectively.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

     The following table summarizes information concerning currently outstanding and exercisable PFSweb stock options issued under the PFSweb Plans to PFSweb officers, directors and employees as of December 31, 2003:

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Outstanding as of	Remaining	Average	Exercisable as of	Average
Exercise Prices	December 31, 2003	Contractual Life	Exercise Price	December 31, 2003	Exercise Price
$ 0.39-$2.69	3,846,481	8.0	$0.98	2,882,876	$1.13
$10.45-$16.00	9,250	5.6	$11.05	9,250	$11.05

	3,855,731	8.0	$1.00	2,892,126	$1.16

PFSweb Non-plan Options

     Prior to the Company’s initial public offering described in Note 1, certain of the Company’s employees had been granted Daisytek stock options under Daisytek’s stock option compensation plans (the “Daisytek Plans”). The stock options generally vest over a three to five-year period from the date of grant and expire 10 years after the date of grant.

     In connection with the completion of the Spin-off, all outstanding Daisytek stock options were replaced with substitute stock options. Options held by PFSweb employees were replaced (at the option holder’s election made prior to the Spin-off) with either options to acquire shares of PFSweb common stock or options to acquire shares of both Daisytek common stock and PFSweb common stock (which may be exercised separately) (the “Unstapled Options”). Options held by Daisytek employees were replaced (at the option holder’s election made prior to the Spin-off) with either options to acquire shares of Daisytek common stock or Unstapled Options.

     As a result of the stock option replacement process described above, in conjunction with the Spin-off on July 6, 2000, 3,479,697 non-plan PFSweb stock options (the “PFSweb Non-plan”) were issued to PFSweb and Daisytek officers, directors and employees.

     As of December 31, 2003, 504,968 PFSweb Non-plan options were outstanding, all of which were held by PFSweb officers, directors and employees.

     The following table summarizes stock option activity under the PFSweb Non-plan:

			Weighted Average
	Shares	Price Per Share	Exercise Price
Outstanding, March 31, 2001	3,396,845	$4.22—$10.58	$7.25
Granted	757,349	$0.91—$ 1.17	$0.92
Exercised	—	$—	$—
Canceled	(2,722,691)	$1.17—$10.58	$6.87

Outstanding, December 31, 2001	1,431,503	$0.91—$10.58	$1.15
Granted	—	$—	$—
Exercised	—	$—	$—
Canceled	(246,696)	$0.91—$10.58	$1.59

Outstanding, December 31, 2002	1,184,807	$0.91—$10.58	$1.05
Granted	—	$—	$—
Exercised	(320,838)	$0.91—$ 1.17	$1.10
Canceled	(359,001)	$0.91—$ 1.17	$1.16

Outstanding, December 31, 2003	504,968	$0.91—$10.58	$0.95

     The weighted average fair values of options granted during the nine months ended December 31, 2001 was $0.77. As of December 31, 2003 and 2002, 504,968 and 1,184,807 of options outstanding were exercisable, respectively.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

     The following table summarizes information concerning PFSweb Non-plan options outstanding and exercisable as of December 31, 2003:

Options Outstanding				Options Exercisable
		Weighted
	Outstanding as of	Average	Weighted	Exercisable as of	Weighted
Range of	December 31,	Remaining	Average	December 31,	Average
Exercise Prices	2003	Contractual Life	Exercise Price	2003	Exercise Price
$ 0.91	502,169	7.9	$0.91	502,169	$0.91
$5.78-$10.58	2,799	3.9	$8.35	2,799	$8.35

	504,968	7.9	$0.95	504,968	$0.95

Offer to Exchange

     On April 30, 2001, the Company filed a Tender Offer Statement on Schedule TO (the “Schedule TO”) relating to the Company’s offer to exchange certain options to purchase shares of its common stock held by certain PFSweb officers, directors and employees for new options to purchase shares of its common stock at a per share price equal to the fair market value of one share of its common stock on the date of issuance, which occurred on December 5, 2001, upon the terms and subject to the conditions in the Offer to Exchange (the “Offer”) dated April 30, 2001. On May 29, 2001, the Offer expired and the Company accepted for exchange options to purchase 3,753,044 shares of common stock, 2,663,544 of which were PFSweb Non-plan options and 1,089,500 were PFSweb Plan options. On May 29, 2001, the Company also repriced and fully vested 105,000 options issued under the PFSweb Plans and 698,860 PFSweb Non-plan options held by Daisytek officers, directors and employees and non-employees which resulted in a non-cash stock compensation charge of approximately $0.7 million.

     Pursuant to the terms of the Offer, on December 5, 2001, the Company granted 3,184,963 options to officers, directors and employees of PFSweb, 2,462,614 of which were issued as PFSweb Plan options and 722,349 were issued as Non-plan options. At issuance, pursuant to terms of the Offer, 658,000 of the PFSweb Plan options and 293,000 of the Non-plan options were 75% vested on the date of issuance with the remaining 25% vesting quarterly over one year and 1,804,614 of the PFSweb Plan options and 429,349 of the Non-plan options vested quarterly over one year.

Fair Value

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants of PFSweb options to PFSweb officers, directors, and employees under the PFSweb Plans:

	Year Ended	Year Ended	Nine Months Ended
	December 31, 2003	December 31, 2002	December 31, 2002_
Expected dividend yield	—	—	—
Expected stock price volatility	115% - 118%	112% - 114%	117% - 126%
Risk-free interest rate	3.4% - 4.3%	5.1%	4.6% - 5.3%
Expected life of options (years)	5	5	5

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants of PFSweb options to PFSweb officers, directors, and employees and a Daisytek director under the PFSweb Non-Plan during fiscal the nine months ended December 31, 2001: no dividends; expected volatility between 117% and 124%, risk-free interest rate ranging between 4.9% and 5.5%, and expected life of 5 years.

     5. Master Distributor Agreements:

     In August 2001, Supplies Distributors, SDSA, PFSweb and IBM entered into master distributor agreements whereby Supplies Distributors and its subsidiaries act as master distributors of various IBM products and PFSweb provides transaction management and fulfillment services to Supplies Distributors and its subsidiaries. The master distributor agreements expire in March 2006 and can be extended for additional one-year terms upon mutual agreement by all parties. Under the master distributor agreements, IBM sells product to Supplies Distributors and SDSA and reimburses Supplies Distributors and SDSA for certain freight costs, direct costs incurred in passing on any price decreases offered by IBM to Supplies Distributors, SDSA or its customers to cover price protection and

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

certain special bids, the cost of products provided to replace defective product returned by customers and other certain expenses as defined. Supplies Distributors and its subsidiaries can return to IBM product rendered obsolete by IBM engineering changes after customer demand ends. IBM determines when a product is obsolete. IBM, Supplies Distributors and SDSA also have verbal agreements under which IBM reimburses or collects from Supplies Distributors or SDSA amounts calculated in certain inventory cost adjustments.

     Supplies Distributors and its subsidiaries pass through to customers marketing programs specified by IBM and administer, along with GMS, such programs according to IBM guidelines.

6. Transactions with Daisytek

     On May 25, 2001, PFSweb completed the sale of certain assets to Daisytek pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) (See Note 7). The Purchase Agreement included a termination by PFSweb and Daisytek of certain transaction management services agreements previously entered into between PFSweb and Daisytek and a Daisytek subsidiary. Concurrently with the closing of the asset sale, PFSweb and Daisytek also entered into a six-month transition services agreement under which PFSweb provided Daisytek with certain transitional and information technology services that expired in November 2001.

     Through September 2001, the consolidated financial statements include service fee revenues and cost of service fee revenues for certain services subcontracted to PFSweb by Daisytek under Daisytek’s contractual agreements.

     Service fee revenues charged to Daisytek under (i) certain IBM master distributor agreements, (ii) terms of the transaction management services agreement with Daisytek, (iii) for certain subcontracted services, and (iv) for certain transaction and information technology services, were $9.6 million for the nine months ended December 31, 2001.

     As of December 31, 2001, the Company was no longer party to any agreement to provide services for Daisytek, however, through its master distributor relationships operated by Supplies Distributors, the Company continued to buy and sell certain product from Daisytek. As of December 31, 2003, the Company no longer buys or sells product from Daisytek or any Daisytek-owned subsidiary.

7. Disposition and Impairment of Assets and Leases

     On May 25, 2001, PFSweb completed the sale of certain assets to Daisytek pursuant to the Purchase Agreement. Under the Purchase Agreement, PFSweb transferred and sold to Daisytek certain distribution and fulfillment assets, including equipment and fixtures, that were previously used by PFSweb to provide outsourcing services to Daisytek. Daisytek also assumed certain related equipment leases and a warehouse lease and hired certain employees who were associated with the warehouse facility. The consideration payable under the Purchase Agreement of $11.0 million included a termination by PFSweb and Daisytek of certain transaction management services agreements previously entered into between PFSweb and Daisytek and a Daisytek subsidiary. Proceeds of $10.9 million were received for assets with an approximately $4.5 million net book value with a resulting $5.8 million gain, after closing costs of $0.6 million. Concurrently with the closing of the asset sale, PFSweb and Daisytek also entered into a six-month transition services agreement under which PFSweb provided Daisytek with certain transitional and information technology services.

     Unaudited pro forma revenues and pro forma loss from operations for the nine months ended December 31, 2001, assuming the transaction had occurred in April 2001, would have been $22.0 million and ($10.4) million, respectively. The pro forma data do not give effect to any fees earned by PFSweb for services provided to Daisytek under a six-month transition services agreement entered into on May 25, 2001 or the effect of the $5.8 million gain on the sale of the assets. Additionally, these pro forma adjustments do not consider certain infrastructure costs, such as operating costs associated with the information technology function, salaries of certain management and personnel, telephone and lease costs, and depreciation expense which supported this business but that will continue in the future. Because these ongoing costs were not considered, the pro forma adjustments to the loss from operations are not indicative of the overall margin earned under these transaction management services agreements.

     In September 2002, the Company changed the manner in which certain warehouse and order management

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

transactions are processed. These changes eliminated the future service potential of selected software applications to the Company. Accordingly, the Company recorded a $0.7 million asset impairment charge during the year ended December 31, 2002. The Company also abandoned certain distribution center assets and recorded a $0.2 million asset impairment charge during the year ended December 31, 2002. In December 2003, the Company relocated its Canadian operations within Toronto. In conjunction with this relocation, the Company entered into a sublease agreement on the former facility as sub-lessor, and a sublease agreement on the new facility as sub-lessee. As such, the Company recorded an impairment expense for the operating lease on the former facility and the write-down of certain assets of approximately $0.3 million during the year ended December 31, 2003.

     The Company continues to operate with excess physical infrastructure in its warehouse operations and information technology systems. The Company reviewed the carrying amount of certain of these excess long-lived assets for impairment and determined no further impairment charges were required at December 31, 2003. The Company will reevaluate such assets in calendar year 2004, in conjunction with its future operating plans, to determine if any additional asset impairment charges should be recognized.

8. Restructuring

     In September 2002, the Company implemented a restructuring plan that resulted in the termination of approximately 60 employees, of which 20 were hourly employees. The Company recorded $1.2 million for severance and other termination costs, of which $0.3 million and $0.8 million was paid during the years ended December 31, 2003 and 2002, respectively. The remaining $0.1 million is included in accrued expenses and is expected to be paid by March 2004.

9. Supplies Distributors and Other Related Parties

Supplies Distributors and Subsidiaries

     In September 2001, PFSweb made an equity investment of $0.75 million in Holdings, for a 49% voting interest, and IFP made an equity investment of $0.25 million in Holdings for a 51% voting interest. Certain officers and directors of PFSweb owned, individually, a 9.8% non-voting interest, and, collectively, a 49% non-voting interest, in IFP. Effective October 1, 2002, PFSweb purchased the remaining 51% interest in Holdings from IFP for $0.3 million. As the acquired proportionate share of the fair value of Holdings’ net assets was greater than the purchase price, the Company recognized an extraordinary gain on the purchase of $0.2 million in accordance with SFAS No. 141.

     Pursuant to the terms of PFSweb’s transaction management services agreements with Supplies Distributors and its subsidiaries, PFSweb earned service fees, which, prior to the consolidation effective October 1, 2002 are reported as service fee revenue, affiliate in the accompanying consolidated financial statements, of approximately $4.7 million, net of $0.2 million of pass-through charges, and $1.4 million, net of $0.3 million of pass-through charges, for the year ended December 31, 2002, and the nine months ended December 31, 2001, respectively. For the nine months ended December 31, 2001, PFSweb fees earned from BSD (the Daisytek subsidiary and predecessor to Supplies Distributors) were $3.7 million, net of $0.3 million of pass-through charges.

     Pursuant to Holdings’ operating agreement, prior to the October 1, 2002 acquisition date, Holdings allocated its earnings and distributed its cash flow, as defined, in the following order of priority: first, to IFP until it received a one-time amount equal to its capital contribution of $0.25 million; second, to IFP until it received an amount equal to a 35% cumulative annual return on its capital contribution; third, to PFSweb until it received a one-time amount equal to its capital contribution of $0.75 million; fourth, to PFSweb until it received an amount equal to a 35% cumulative annual return on its capital contribution; and fifth, to PFSweb and IFP, pro rata, in accordance with their respective capital accounts. As a result of PFSweb’s 100% ownership of Holdings, future earnings and dividends will be allocated and paid 100% to PFSweb. In addition, no distribution can be made if, after giving effect thereto, the net worth of Holdings would be less than $1.0 million. At December 31, 2003, Holdings’ net worth was $5.1 million. Under the terms of its amended credit agreements, Holdings is currently restricted from paying annual cash dividends without the prior approval of its lenders (see Note 3). In May 2002, Holdings paid a $0.2 million dividend to IFP. In December 2002, Holdings paid a $0.4 million dividend to PFSweb. In September 2003, Holdings paid a $0.6 million dividend to PFSweb. PFSweb recorded $1.2 million of equity in the earnings of Holdings, prior to the

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

October 1, 2002 acquisition, for the year ended December 31, 2002.

     The following summarizes the purchase price allocation of PFSweb’s purchase of the remaining 51% interest in Holdings from IFP (in thousands):

Cash and cash equivalents (including restricted cash of $1,745)	$2,578
Accounts receivable	28,110
Inventories	37,193
Prepaid expenses	684
Other assets, net	284

Total assets acquired	$68,849

Trade accounts payable	$3,611
Accrued expenses	1,901
Debt (guaranteed by PFSweb)	48,823
Other debt	3,070
Note payable to affiliate	8,800

Total liabilities assumed	66,205

Net assets	2,644
Less PFSweb’s prior investment	2,109

Net assets acquired	535
Less cash purchase price	332

Extraordinary gain on purchase	$203

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

     As a result of PFSweb’s purchase of the remaining 51% interest in Holdings from IFP, effective October 1, 2002, PFSweb began consolidating 100% of Holdings’ and its subsidiaries’ financial position and results of operations into the Company’s consolidated financial statements. Following is (1) an unaudited, pro forma, condensed consolidating income statement for the full calendar year 2002, as if the acquisition had occurred as of January 1, 2002, and (2) an unaudited, pro forma, condensed consolidated income statement for the nine months ended December 31, 2001 (including Holdings’ and its subsidiaries’ results of operations for the period from July 3, 2001, inception, to December 31, 2001), as if the acquisition had occurred as of April 1, 2001, (in thousands):

					Nine Months
					Ended
					December 31,
	Calendar Year 2002				2001
			Pro Forma	Pro Forma	Pro Forma
	PFSweb	Holdings	Adjustments	Consolidated	Consolidated
Revenues:
Gross product revenue	$—	$221,145	$—	$221,145	$73,052
Gross service fee revenue	34,655	—	—	34,655	29,955
Gross service fee revenue, affiliate	6,676	—	(6,676)	—	—
Other	—	—	—	—	100

Total gross revenues	41,331	221,145	(6,676)	255,800	103,107
Less pass-through charges	3,714	—	(151)	3,563	3,386

Net revenues	37,617	221,145	(6,525)	252,237	99,721

Costs of Revenues:
Cost of product revenue	—	208,617	—	208,617	69,478
Cost of service fee revenue	23,252	—	(2,258)	20,994	17,216
Other	—	—	—	—	(627)

Total costs of revenues	23,252	208,617	(2,258)	229,611	86,067

Gross profit	14,365	12,528	(4,267)	22,626	13,654

Selling, general and administrative expenses	26,206	6,997	(4,319)	28,884	18,573
Other	2,135	—	—	2,135	(5,141)

Income (loss) from operations	(13,976)	5,531	52	(8,393)	222
Equity in earnings of affiliate	1,429	—	(1,429)	—	—
Interest expense (income), net	(847)	3,110	—	2,263	307

Income (loss) before income taxes and extraordinary item	(11,700)	2,421	(1,377)	(10,656)	(85)
Income tax expense (benefit)	(81)	929	(343)	505	(48)

Income (loss) before extraordinary item	(11,619)	1,492	(1,034)	(11,161)	(37)
Extraordinary gain on purchase of 51% share of Holdings	203	—	—	203	—

Net income (loss)	$(11,416)	$1,492	$(1,034)	$(10,958)	$(37)

Net loss per share:
Basic and diluted	$(0.63)			$(0.60)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	18,229			18,229	18,036

     The unaudited pro forma data are not necessarily indicative of the consolidated results of operations for future periods or the results of operations that would have been realized had the Company consolidated Holdings and its subsidiaries during the periods presented.

     In September 2001, Supplies Distributors issued the Subordinated Note to PFSweb in exchange for proceeds of $8.8 million. As of December 31, 2003 and 2002, the Subordinated Note had an outstanding balance of $8.0 million. Under certain new and amended terms of certain of its debt facilities, the Subordinated Note cannot be increased or

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

decreased without the prior approval of the Company’s lenders (see Note 3). The Subordinated Note accrues interest at a fluctuating rate per annum equal to PFSweb’s cost of funds as determined by PFSweb, approximately 10% as of December 31, 2003 and 2002. During the period from July 3, 2001 (inception) through December 31, 2001, and the year ended December 31, 2002, excluding the period from October 1, 2002 through December 31, 2002, PFSweb earned $0.3 million and $0.8 million, respectively, of interest associated with the Subordinated Note.

Other Related Parties

     In August 2001, Supplies Distributors entered into an Agreement for Sales Forces Services (“ASFS”) with IBM, whereby Supplies Distributors is to actively generate demand for and promote brand loyalty for IBM products. The ASFS expires on the earlier of December 31, 2004 or the termination of the master distributor agreements. The ASFS automatically renews for successive one-year periods unless either party provides prior written notice. Pursuant to the ASFS, IBM pays to Supplies Distributors a quarterly service fee as agreed to by both parties. Supplies Distributors has subcontracted with GMS to provide the sales force activities for an amount equal to the fees received by Supplies Distributors. The principal officer of GMS owned 46% of IFP, prior to PFSweb’s purchase of IFP’s interest in Holdings. As of December 31, 2003 and 2002, the Company had no amounts due from IBM under the terms of the ASFS included in accounts receivable and approximately $1.5 million and $1.7 million, respectively, of unpaid service fees due to GMS.

10. Income Taxes

     A reconciliation of the difference between the expected income tax expense at the U.S. federal statutory corporate tax rate of 34%, and the Company’s effective tax rate is as follows (in thousands):

			Nine Months
	Year Ended	Year Ended	Ended
	December 31,	December 31,	December 31,
	2003	2002	2001
Income tax benefit computed at statutory rate	$(1,079)	$(3,844)	$(267)
Impact of foreign taxation at different rate	(48)	(230)	(35)
Items not deductible for tax (book) purposes	623	30	54
Change in valuation reserve	1,197	4,224	125
Other	(121)	(86)	(96)

Provision (benefit) for income taxes	$572	$94	$(219)

     The consolidated income (loss) before income taxes, by domestic and foreign entities, is as follows (in thousands):

			Nine Months
	Year Ended	Year Ended	Ended
	December 31,	December 31,	December 31,
	2003	2002	2002
Domestic	$(2,745)	$(7,983)	$988
Foreign	(429)	(3,526)	(1,772)

Total	$(3,174)	$(11,509)	$(784)

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

     Current and deferred income tax expense (benefit) is summarized as follows (in thousands):

		Year	Nine Months
	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2003	2002	2001
Current
Domestic	$79	$—	$(68)
State	64	—	—
Foreign	563	148	(151)

Total current.	706	148	(219)
Deferred
Domestic	—	(17)	—
State	(31)	—	—
Foreign	(103)	(37)	—

Total deferred	(134)	(54)	—

Total	$572	$94	$(219)

     The components of the deferred tax asset (liability) are as follows (in thousands):

	December 31,	December 31,
	2003	2002
Deferred tax asset:
Allowance for doubtful accounts	$120	$180
Inventory reserve	743	—
Net operating loss carryforwards	10,063	10,127
Other	653	345

	11,579	10,652
Less — Valuation reserve	11,404	10,207

Total deferred tax asset	175	445

Deferred tax liability:
Property and equipment	(155)	(540)
Other	(92)	(111)

Total deferred liability	(247)	(651)

Deferred tax liability, net	$(72)	$(206)

     Management believes a sufficient history of earnings has not been established by PFSweb, on a stand-alone basis, to support the more likely than not realization of deferred tax assets in excess of existing taxable temporary differences. A valuation allowance has been provided for the net deferred income tax asset as of December 31, 2003 and 2002. At December 31, 2003, net operating loss carryforwards relate to taxable losses of PFSweb’s Europe subsidiary totaling approximately $11.5 million, PFSweb’s Canada subsidiary totaling approximately $1.7 million and PFSweb’s U.S. subsidiary totaling approximately $16.1 million that expire through 2018. The U.S. net operating loss carryforward includes $4.1 million relating to tax benefits of stock option exercises and, if utilized, will be recorded against additional paid-in-capital upon utilization rather than as an adjustment to income tax expense from continuing operations.

11. Commitments and Contingencies

     The Company leases facilities, warehouse, office, transportation and other equipment under operating leases expiring in various years through the year ended December 31, 2009. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced by other leases. The Company also subleases a certain Canadian facility under a sublease agreement through the year ended December 31, 2006. Minimum future annual rental payments and sublease receipts under non-cancelable operating leases having original terms in excess of one year and are as follows (in thousands):

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Operating
	Lease	Sub-Lease
	Payments	Income
Fiscal year ended December 31,
2004	$6,126	$149
2005	4,831	149
2006	4,740	124
2007	3,371	—
2008	2,619	—
Thereafter	163	—

Total	$21,850	$422

     Total rental expense under operating leases approximated $6.3 million, $5.8 million and $4.4 million for the years ended December 31, 2003 and 2002, and the nine months ended December 31, 2001, respectively.

12. Segment and Geographic Information

     The Company is organized into two operating segments: PFSweb, is an international provider of integrated business process outsourcing solutions and operates as a service fee business; Holdings and its subsidiaries are master distributors of primarily IBM products, and recognize revenues and costs when product is shipped.

	Year	Year	Nine Months
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2003	2002	2001
Revenues (in thousands):
PFSweb	$41,266	$37,617	$28,053
Holdings	249,230	57,492	—
Eliminations	(8,091)	(1,792)	—

	$282,405	$93,317	$28,053

Income (loss) from operations (in thousands):
PFSweb	$(6,317)	$(13,976)	$(1,280)
Holdings	5,114	1,127	—
Eliminations	29	16	—

	$(1,174)	$(12,833)	$(1,280)

Depreciation and amortization (in thousands):
PFSweb	$4,469	$5,836	$4,605
Holdings	58	31	—
Eliminations	(30)	(16)	—

	$4,497	$5,851	$4,605

Capital expenditures (in thousands):
PFSweb	$1,982	$1,762	$3,237
Holdings	—	—	—
Eliminations	—	—	—

	$1,982	$1,762	$3,237

	December 31,	December 31,
	2003	2002
Assets (in thousands):
PFSweb	$43,629	$41,323
Holdings	77,878	77,414
Eliminations	(13,148)	(11,515)

	$108,359	$107,222

     Geographic areas in which the Company operates include the United States, Europe (primarily Belgium), and

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Canada. The following is geographic information by area. Revenues are attributed based on the Company’s domicile.

	Year	Year	Nine Months
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2003	2002	2001
Revenues (in thousands):
United States	$197,215	$70,965	$25,325
Europe	90,879	21,627	2,274
Canada	9,695	4,828	454
Inter-segment Eliminations	(15,384)	(4,103)	—

	$282,405	$93,317	$28,053

	December 31,	December 31,
	2003	2002
Long-lived assets (in thousands):
United States	$6,419	$10,012
Europe	4,166	4,501
Canada	185	426

	$10,770	$14,939

13. Employee Savings Plan

     The Company has a defined contribution employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all full-time and part-time U.S. employees are eligible to participate in the plan. The Company, at its discretion, may match employee contributions to the plan and also make an additional matching contribution in the form of profit sharing in recognition of the Company performance. During the years ended December 31, 2003 and 2002, and the nine months ended December 31, 2001, the Company matched 10% of employee contributions totaling approximately $30,000, $34,000 and $34,000, respectively.

14. Quarterly Results of Operations (Unaudited)

     Unaudited quarterly results of operations for years ended December 31, 2003 and 2002 were as follows (amounts in thousands except per share data):

	Year Ended December 31, 2003
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Total revenues	$66,327	$73,618	$68,360	$74,100
Total cost of revenues	61,320	65,999	62,679	68,163
Gross profit	5,007	7,619	5,681	5,937
Selling, general and administrative expenses	6,112	6,443	6,275	6,331
Asset and lease impairments	—	—	—	257
Income (loss) from operations	(1,105)	1,176	(594)	(651)
Net income (loss)	(1,774)	467	(1,141)	(1,298)
Basic and diluted net income (loss) per share	(0.10)	0.03	(0.06)	(0.06)

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Year Ended December 31, 2002
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Total revenues	$8,318	$10,338	$9,522	$65,139
Total cost of revenues	5,304	6,451	5,797	59,451
Gross profit	3,014	3,887	3,725	5,688
Selling, general and administrative expenses	7,018	6,949	6,669	6,376
Severance and other termination costs	—	—	1,248	(35)
Asset impairments	—	—	922	—
Loss from operations	(4,004)	(3,062)	(5,114)	(653)
Net loss before extraordinary gain	(3,227)	(2,408)	(4,694)	(1,274)
Extraordinary gain on purchase of 51% share of Holdings	—	—	—	203
Net loss	(3,227)	(2,408)	(4,694)	(1,071)
Basic and diluted loss per share:
Loss before extraordinary item	(0.18)	(0.13)	(0.26)	(0.07)
Net loss	(0.18)	(0.13)	(0.26)	(0.06)

     The seasonality of the Company’s business is dependent upon the seasonality of its clients’ business and their sale of products. Management believes that with the Company’s current client mix and their clients’ business volumes, the Company’s service fee revenue business activity is expected to be at its lowest in the quarter ended March 31 and at its highest in the quarter ended June 30. The Company’s product revenue business activity is expected to be at its highest in the quarter ended December 31.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in all material respects as of the end of the period covered by this annual report.

     There were no changes to our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Reference is made to the information to be set forth in the section entitled “Board of Directors” and “Committees of the Board” in the definitive proxy statement in connection with our Annual Meeting of Stockholders to be held in June 2004 (the “Proxy Statement”), which section is incorporated herein by reference. Our Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the last day of our fiscal year ended December 31, 2003.

Item 11. Executive Compensation

     Information required by Part III, Item 11, will be included in the section entitled “Election of Directors” of our Proxy Statement relating to our annual meeting of stockholders to be held in June 2004, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information required by Part III, Item 12, will be included in the Sections entitled “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement relating to our annual meeting of stockholders to be held in June 2004, and is incorporated herein by reference.

     The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2003:

	Number of securities	Weighted-average	Number of
	to be issued upon	exercise price of	securities
	exercise of	outstanding	remaining
	outstanding options	options and	available for
Plan category (1)	and warrants	warrants	future issuance
Equity compensation plans approved by security holders	3,855,731	$1.00	1,815,539
Equity compensation plans not approved by security holders	504,968	$0.95	—

Total	4,360,699	$	1,815,539

(1)	See Note 4 to the Consolidated Financial Statements for more detailed information regarding the registrant’s equity compensation plans.

Item 13. Certain Relationship and Related Transactions

     Information regarding certain of our relationships and related transactions will be included in the section entitled “Certain Relationship and Related Transactions” of our Proxy Statement relating to our annual meeting of stockholders to be held in June 2004, and is incorporated herein by reference.

Item 14. Principal Accountant and Fees and Services

     Information required by Part III, Item 14, will be included in the section entitled “Ratification of Appointment of Independent Auditors” of our Proxy Statement relating to our annual meeting of stockholders to be held in 2004, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements

PFSweb, Inc. and Subsidiaries

Independent Auditors’ Report
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Shareholders’ Equity and Comprehensive Loss
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

2.	Exhibits

Exhibit
Number	Description of Exhibits
2.1 (1)	Tax Indemnification and Allocation Agreement between Daisytek, International Corporation and PFSweb, Inc.

3.1 (1)	Amended and Restated Certificate of Incorporation

3.2 (1)	Amended and Restated Bylaws

10.1 (1)	Non-Employee Director Stock Option and Retainer Plan

10.2 (1)	Employee Stock Option Plan

10.3 (1)	Employee Annual Incentive Plan

10.4 (1)	Industrial Lease Agreement between Shelby Drive Corporation and Priority Fulfillment Services, Inc.

10.5 (1)	Lease Contract between Transports Weerts and Priority Fulfillment Services Europe B.V.

10.6 (2)	Form of Change of Control Agreement between the Company and each of its executive officers

10.7 (3)	Operating Agreement of Business Supplies Distributors Holdings, LLC

10.8 (4)	Ninth Amendment to Lease Agreement by and between AGBRI ATRIUM. L.P., and Priority Fulfillment Services, Inc.

Exhibit
Number	Description of Exhibits
10.9 (5)	Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., Inventory Financing Partners, LLC and IBM Credit Corporation

10.10 (5)	Amended and Restated Collateralized Guaranty by and between Priority Fulfillment Services, Inc. and IBM Credit Corporation

10.11 (5)	Amended and Restated Guaranty to IBM Credit Corporation by PFSweb, Inc.

10.12 (5)	Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation

10.13 (5)	Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors Europe B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

10.14 (5)	Amended and Restated Collateralized Guaranty between Priority Fulfillment Services, Inc. and IBM Belgium Financial Services S.A.

10.15 (5)	Amended and Restated Guaranty to IBM Belgium Financial Services S.A. by PFSweb, Inc.

10.16 (5)	Subordinated Demand Note by and between Supplies Distributors, Inc. and Priority Fulfillment Services, Inc.

10.17 (5)	Notes Payable Subordination Agreement between Congress Financial Corporation (Southwest) and Priority Fulfillment Services, Inc.

10.18 (5)	Guarantee in favor of Congress Financial Corporation (Southwest) by Business Supplies Distributors Holdings, LLC, Priority Fulfillment Services, Inc. and PFSweb, Inc.

10.19 (5)	General Security Agreement by Priority Fulfillment Services, Inc. in favor of Congress Financial Corporation (Southwest).

10.20 (5)	Inducement Letter by Priority Fulfillment Services, Inc. and PFSweb, Inc. in favor of Congress Financial Corporation (Southwest).

10.21 (6)	Form of Executive Severance Agreement between the Company and each of its executive officers.

10.22 (7)	Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., Inventory Financing Partners, LLC and IBM Credit Corporation

10.23 (7)	Amendment to Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors Europe B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

10.24 (7)	Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation

10.25 (7)	Amendment to Factoring agreement dated March 29, 2002 between Supplies Distributors S.A. and Fortis Commercial Finance N.V.

10.26 (8)	Loan and Security Agreement by and between Comerica Bank – California (“Bank”) and Priority Fulfillment Services, Inc. (“Priority”) and Priority Fulfillment Services of Canada, Inc. (“Priority Canada”)

10.27 (8)	Unconditional Guaranty of PFSweb, Inc. to Comerica Bank – California

10.28 (8)	Security Agreement of PFSweb, Inc. to Comerica Bank – California

10.29 (8)	Intellectual Property Security Agreement between Priority Fulfillment Services, Inc. and Comerica Bank – California

10.30 (8)	Amendment 2 to Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

Exhibit
Number	Description of Exhibits
10.31 (8)	Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., and IBM Credit LLC

10.32 (9)	Amendment to factoring agreement dated April 30, 2003 between Supplies Distributors S.A. and Fortis Commercial Finance N.V.

10.33 (9)	Loan and Security Agreement by and between Congress Financial Corporation (Southwest), as Lender and Supplies Distributors, Inc., as Borrower dated March 29, 2002.

10.34 (9)	General Security Agreement – Business Supplies Distributors Holdings, LLC in favor of Congress Financial Corporation (Southwest)

10.35 (9)	Stock Pledge Agreement between Supplies Distributors, Inc. and Congress Financial Corporation (Southwest)

10.36 (9)	First Amendment to General Security Agreement by Priority Fulfillment Services, Inc. in favor of Congress Financial Corporation (Southwest)

10.37 (10)	First Amendment to Loan and Security Agreement made as of September 11, 2003 by and between Priority Fulfillment Services, Inc., Priority Fulfillment Services of Canada, Inc. and Comerica Bank.

10.38 (11)	Securities Purchase Agreement dated as of November 7, 2003 between PFSweb, Inc. and the Purchasers named therein.

10.39 (11)	Form of One Year Warrant dated as of November 7, 2003 issued to each of the Purchasers pursuant to the Securities Purchase Agreement.

10.40 (11)	Form of Four Year Warrant dated as of November 7, 2003 issued to each of the Purchasers pursuant to the Securities Purchase Agreement.

10.41 (12)	Industrial Lease Agreement between New York Life Insurance Company and Daisytek, Inc.

10.42 (12)	First Amendment to Industrial Lease Agreement between New York Life Insurance Company, Daisytek, Inc. and Priority Fulfillment Services, Inc.

10.43 (12)	Second Amendment to Industrial Lease Agreement between ProLogis North Carolina Limited Partnership and Priority Fulfillment Services, Inc.

10.44 (12)	Modification, Ratification and Extension of Lease between Shelby Drive Corporation and Priority Fulfillment Services, Inc.

23.1 (12)	Consent of KPMG LLP

31.1 (12)	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2 (12)	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1 (13)	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended March 31, 2001

(3)	Incorporated by reference from PFSweb, Inc. Form 10-Q/A for the quarterly period ended September 30, 2001

(4)	Incorporated by reference from PFSweb, Inc. Form 10-K for the transition period ended December 31, 2001

(5)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2002

(6)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2002

(7)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2002

(8)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2003

(9)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2003

(10)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2003

(11)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 10, 2003

(12)	Filed herewith

(13)	Furnished herewith

(b) Reports on Form 8-K:

     Form 8-K furnished on November 10, 2003 reporting Item 12, results of Operations and Financial Condition, that on November 10, 2003, PFSweb, Inc. issued a press release announcing its financial results for the quarter and fiscal year ended December 31, 2003.

     Form 8-K filed on November 10, 2003 reporting Item 5, Other Events that on November 7, 2003, PFSweb, Inc. “the Company”, entered into a Securities Purchase Agreement with certain institutional investors in a private placement transaction pursuant to which the Company issued and sold an aggregate of 1,581,944 shares of its common stock, par value $.001 per share (the “Common Stock”), at $2.16 per share, resulting in gross proceeds of $3.4 million. After deducting expenses, the net proceeds are approximately $3.2 million. In addition to the Common Stock, the investors received one-year warrants to purchase an aggregate 525,692 shares of Common Stock at an exercise price of $3.25 per share and four-year warrants to purchase an aggregate of 395,486 shares of Common Stock at an exercise price of $3.30 per share.

SCHEDULE I

PFSWEB, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS – PARENT COMPANY ONLY
(In thousands)

	December 31,	December 31,
	2003	2002
ASSETS:
Cash and cash equivalents	$—	$22
Receivable from Priority Fulfillment Services, Inc.	4,296	215
Investment in subsidiaries	24,121	26,233

Total assets	$28,417	$26,470

LIABILITIES:
Total liabilities	$—	$—
SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	21	18
Additional paid-in capital	56,156	52,094
Accumulated deficit	(29,303)	(25,557)
Accumulated other comprehensive income	1,628	—
Treasury stock	(85)	(85)

Total shareholders’ equity	28,417	26,470

Total liabilities and shareholders’ equity	$28,417	$26,470

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

SCHEDULE I

PFSWEB, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS – PARENT COMPANY ONLY
(In thousands)

			Nine Months
	Year Ended	Year Ended	Ended
	December 31,	December 31,	December 31,
	2003	2002	2001
EQUITY IN NET INCOME OF UNCONSOLIDATED SUBSIDIARY	$—	$1,163	$—
EQUITY IN NET LOSS OF CONSOLIDATED SUBSIDIARIES	(3,746)	(12,563)	(565)

NET LOSS	$(3,746)	$(11,400)	$(565)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

SCHEDULE I

PFSWEB, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS – PARENT COMPANY ONLY
(In thousands)

	Year Ended	Year Ended	Nine Months Ended
	December 31,	December 31,	December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,746)	$(11,400)	$(565)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in net income of unconsolidated subsidiaries	—	(1,163)	—
Equity in net loss of consolidated subsidiaries	3,746	12,563	565

Net cash provided by operating activities	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	4,059	124	153
Increase in receivable from Priority Fulfillment Services, Inc.	(4,081)	(124)	(67)
Purchases of treasury stock	—	—	(85)

Net cash provided by (used in) financing activities	(22)	—	1

NET INCREASE (DECREASE) IN CASH	(22)	—	1
CASH AND CASH EQUIVALENTS, beginning of period	22	22	21

CASH AND CASH EQUIVALENTS, end of period	$—	$22	$22

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

SCHEDULE II

PFSWEB, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2003 and 2002 and,
the Nine Month Period Ended December 31, 2001
(Amounts in thousands)

		Additions
	Balance at	Charges to	Charges to		Balance at
	Beginning	Cost and	Other		End of
	of Period	Expenses	Accounts	Deductions	Period
Nine Months Ended December 31, 2001:
Allowance for doubtful accounts	$279	17	—	(42)	$254
Allowance for slow moving inventory	$—	—	—	—	$—
Income tax valuation allowance	$4,482	125	822	—	$5,429
Year Ended December 31, 2002:
Allowance for doubtful accounts	$254	38	152	(33)	$411
Allowance for slow moving inventory	$—	10	132	—	$142
Income tax valuation allowance	$5,429	4,224	554	—	$10,207
Year Ended December 31, 2003:
Allowance for doubtful accounts	$411	351	—	(423)	$339
Allowance for slow moving inventory	$142	1,984	—	(812)	$1,314
Income tax valuation allowance	$10,207	1,197	—	—	$11,404

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

Signature	Title	Date
/s/ MARK C. LAYTON	Chairman of the Board, President and	March 30, 2004
Chief Executive Officer (Principal
Mark C. Layton	Executive Officer)

/s/ THOMAS J. MADDEN	Executive Vice President and Chief	March 30, 2004
Financial and Accounting Officer
Thomas J. Madden	(Principal Financial and Accounting Officer)

/s/ DR. NEIL JACOBS	Director	March 30, 2004

Dr. Neil Jacobs

/s/ TIMOTHY M. MURRAY	Director	March 30, 2004

Timothy M. Murray

/s/ JAMES F. REILLY	Director	March 30, 2004

James F. Reilly

/s/ DAVID I. BEATSON	Director	March 30, 2004

David I. Beatson