Form 10-Q
period 2004-03-31
PFSWEB INC
filed 2004-05-17
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to

Commission File Number 000-28275

PFSweb, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-2837058

(State of Incorporation)	(I.R.S. Employer I.D. No.)

500 North Central Expressway, Plano, Texas	75074

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 881-2900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

At May 6, 2004 there were 21,247,401 shares of registrant’s common stock outstanding, excluding 86,300 shares of common stock in treasury.

PFSWEB, INC. AND SUBSIDIARIES
Form 10-Q
March 31, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PFSWEB, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,488	$14,743
Restricted cash	890	1,091
Accounts receivable, net of allowance for doubtful accounts of $376 and $339 at March 31, 2004 and December 31, 2003, respectively	35,316	31,658
Inventories, net	38,365	44,589
Other receivables	3,985	3,091
Prepaid expenses and other current assets	2,135	2,417

Total current assets	95,179	97,589

PROPERTY AND EQUIPMENT, net	10,280	9,589
RESTRICTED CASH	830	900
OTHER ASSETS	330	281

Total assets	$106,619	$108,359

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$55,671	$57,085
Trade accounts payable	12,327	11,996
Accrued expenses	7,913	7,101

Total current liabilities	75,911	76,182

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	3,424	2,762
OTHER LIABILITIES	882	998
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 21,276,110 and 21,247,941 shares issued at March 31, 2004 and December 31, 2003, respectively; and 21,189,810 and 21,161,641 outstanding at March 31, 2004 and December 31, 2003, respectively	21	21
Additional paid-in capital	56,189	56,156
Accumulated deficit	(31,070)	(29,303)
Accumulated other comprehensive income	1,347	1,628
Treasury stock at cost, 86,300 shares	(85)	(85)

Total shareholders’ equity	26,402	28,417

Total liabilities and shareholders’ equity	$106,619	$108,359

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2004	2003
REVENUES:
Product revenue, net	$68,570	$59,719

Gross service fee revenue	8,743	7,248
Less pass-through charges	1,781	640

Net service fee revenues	6,962	6,608

Total net revenues	75,532	66,327

COSTS OF REVENUES:
Cost of product revenue	64,453	56,407
Cost of net service fee revenue	5,193	4,913

Total costs of revenues	69,646	61,320

Gross profit	5,886	5,007
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	7,023	6,112

Loss from operations	(1,137)	(1,105)
INTEREST EXPENSE, NET	428	608

Loss before income taxes	(1,565)	(1,713)
INCOME TAX EXPENSE	202	61

NET LOSS	$(1,767)	$(1,774)

NET LOSS PER SHARE:
Basic and diluted	$(0.08)	$(0.10)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	21,186	18,416

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,767)	$(1,774)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,126	1,189
Provision for doubtful accounts	39	151
Provision for excess and obsolete inventory	354	13
Deferred income taxes	(49)	—
Changes in operating assets and liabilities:
Accounts receivables	(3,927)	(2,030)
Inventories, net	5,442	7,224
Prepaid expenses, other receivables and other current assets	(673)	134
Accounts payable, accrued expenses and deferred income	1,362	(885)

Net cash provided by operating activities	1,907	4,022

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(956)	(267)
Decrease in restricted cash	83	—

Net cash used in investing activities	(873)	(267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(216)	(272)
Decrease (increase) in restricted cash	185	(342)
Proceeds from issuance of common stock	33	28
Payments on debt, net	(1,274)	(2,821)

Net cash used in financing activities	(1,272)	(3,407)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(17)	(85)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(255)	263
CASH AND CASH EQUIVALENTS, beginning of period	14,743	8,595

CASH AND CASH EQUIVALENTS, end of period	$14,488	$8,858

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Fixed assets acquired under capital leases	$1,298	$64

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

Supplies Distributors Overview

In 2001, Business Supplies Distributors Holdings, LLC (“Holdings”) formed a wholly-owned subsidiary, Supplies Distributors, Inc. (“Supplies Distributors”). Concurrently, Supplies Distributors formed its wholly-owned subsidiaries, Supplies Distributors of Canada, Inc. (“SDC”) and Supplies Distributors S.A. (“SDSA”), a Belgium Corporation. Supplies Distributors and its subsidiaries are master distributors of various products, primarily International Business Machines (“IBM”) products. Pursuant to a transaction management services agreement between PFSweb and Supplies Distributors, PFSweb provides to Supplies Distributors and its subsidiaries such services as managed web hosting and maintenance, procurement support, web-enabled customer contact center services, customer relationship management, financial services including billing and collection services, information management, and international distribution services. Additionally, IBM and Supplies Distributors and its subsidiaries have outsourced the product demand generation function for the IBM products distributed by Supplies Distributors and its subsidiaries. Supplies Distributors and its subsidiaries sell their products in the United States, Canada and Europe.

Basis of Presentation

     The unaudited interim condensed consolidated financial statements as of March 31, 2004, and for the three months ended March 31, 2004 and 2003, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of March 31, 2004, its results of operations for the three months ended March 31, 2004 and 2003 and its results of cash flows for the three months ended March 31, 2004 and 2003. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.

     Certain prior period data has been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net loss or shareholders’ equity.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

All intercompany accounts and transactions have been eliminated in consolidation. Accounts and transactions between PFSweb and Holdings and its subsidiaries have been eliminated as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Subordinated Loan to Affiliate

     PFSweb has loaned Supplies Distributors monies in the form of a Subordinated Demand Note (“Subordinated Note”). Under certain terms of its senior debt facilities, the outstanding balance of the Subordinated Note cannot be increased or decreased without prior approval of the Company’s lenders. During the three months ended March 31, 2004, the Company’s lenders agreed to reduce the required minimum Subordinated Note balance from $8.0 million to $7.0 million. As of March 31, 2004 and December 31, 2003, the outstanding balance of the Subordinated Note, which is eliminated upon the consolidation of Holdings’ financial position, was $7.5 million and $8.0 million, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses, including allowances for the collectibility of accounts and other receivables and the recoverability of inventory. The recognition and allocation of certain operating expenses in these consolidated financial statements also required management estimates and assumptions. The Company’s estimates and assumptions are continually evaluated based on available information and experience. Because the use of estimates is inherent in the financial reporting process, actual results could differ from estimates. If there is a significant unfavorable change to current conditions, it would likely result in a material adverse impact to the Company’s business, operating results and financial condition.

Concentration of Business and Credit Risk

     The Company’s product revenue was primarily generated by sales of product purchased under master distributor agreements with one supplier. Sales to two customers accounted for approximately 13% and 10% of the Company’s total product revenues for the three months ended March 31, 2004. Service fee revenue from two clients accounted for approximately 31% and 22% of net service fee revenue for the three months ended March 31, 2004. On a consolidated basis, two customers/clients accounted for approximately 15% and 10% of the Company’s total revenues for the three months ended March 31, 2004. As of March 31, 2004, two customers/clients accounted for approximately 30% of accounts receivable. As of December 31, 2003, two customers/clients accounted for approximately 37% of accounts receivable.

     In conjunction with Supplies Distributors’ and its subsidiaries’ financings, PFSweb has provided certain collaterized guarantees on behalf of Supplies Distributors and its subsidiaries. Supplies Distributors’ and its subsidiaries’ ability to obtain financing on similar terms would be significantly impacted without these guarantees. Additionally, since Supplies Distributors and its subsidiaries have limited personnel and physical resources, their ability to conduct business could be materially impacted by contract terminations by the party performing product demand generation for the IBM products.

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Inventories

     Inventories (merchandise, held for resale, all of which are finished goods) are stated at the lower of cost or market. Supplies Distributors and its subsidiaries assume responsibility for slow-moving inventory under certain master distributor agreements, subject to certain termination rights, but have the right to return product rendered obsolete by engineering changes, as defined. The Company reviews inventory for impairment on a periodic basis, but at a minimum, annually. Recoverability of the inventory on hand is measured by comparison of the carrying value of the inventory to the fair value of the inventory. The allowance for slow moving inventory was $1.7 million and $1.3 million at March 31, 2004 and December 31, 2003, respectively.

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

Property and Equipment

     The Company’s property held under capital leases amounted to approximately $4.0 million and $3.1 million, net of accumulated amortization of approximately $4.8 million and $4.6 million, at March 31, 2004 and December 31, 2003, respectively.

Stock-Based Compensation

     The Company accounts for stock options using the intrinsic-value method as outlined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation and Interpretation of APB No. 25, issued in March 2000. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. The exercise prices of all options granted during the three months ended March 31, 2004 and 2003 were equal to the market price of the Company’s common stock at the date of grant. As such, no compensation cost was recognized during those periods for stock options granted to employees. The following table shows the pro forma effect on the Company’s net loss and loss per share as if compensation cost had been recognized for stock options based on their fair value at the date of the grant. The pro forma effect of stock options on the Company’s net loss for those years may not be representative of the pro forma effect for future years due to the impact of vesting and potential future awards.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003
	(In thousands, except per share amounts)
Net loss as reported	$(1,767)	$(1,774)
Add: Stock-based non-employee compensation expense included in reported net loss	—	—
Deduct: Total stock-based employee and non-employee compensation expense determined under fair value based method	(71)	(144)

Pro forma net loss, applicable to common stock for basic and diluted computations	$(1,838)	$(1,918)

Loss per common share – basic and diluted
As reported	$(0.08)	$(0.10)

Pro forma	$(0.09)	$(0.10)

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

     During the three months ended March 31, 2004, the Company issued an aggregate of 708,500 options to purchase shares of common stock to officers and employees of PFSweb.

3. COMPREHENSIVE LOSS (in thousands)

	Three Months Ended
	March 31,
	2004	2003
Net loss	$(1,767)	$(1,774)
Other comprehensive income (loss):
Foreign currency translation adjustment	(281)	288

Comprehensive loss	$(2,048)	$(1,486)

4. NET LOSS PER COMMON SHARE AND COMMON SHARE EQUIVALENT

Basic and diluted net loss per common share attributable to PFSweb, Inc. common stock were determined based on dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding. During the three months ended March 31, 2004 and 2003, all outstanding options to purchase common shares were anti-dilutive and have been excluded from the weighted diluted average share computation. As of March 31, 2004 and 2003 there were 5,051,554 and 4,724,835 options outstanding, respectively.

5. DEBT AND CAPITAL LEASE OBLIGATIONS:

     Debt and capital lease obligations consist of the following (in thousands):

	March 31,	December 31,
	2004	2003
Inventory and working capital financing agreements:
United States	$23,836	$26,034
Europe	11,303	11,526
Loan and security agreements:
Supplies Distributors	13,490	13,146
PFSweb	1,929	3,514
Factoring agreement, Europe	4,283	2,296
Term master lease agreement	4,010	3,080
Other	244	251

Total	59,095	59,847
Less current portion of long-term debt	55,671	57,085

Long-term debt, less current portion	$3,424	$2,762

Inventory and Working Capital Financing Agreement, United States

     Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of IBM products in the United States, providing financing for eligible IBM inventory and for certain other receivables up to $27.5 million as of March 31, 2004 and December 31, 2003. The asset based credit facility provides for the reduction of the maximum credit limit from $27.5 million to $22.5 million on July 1, 2004 unless IBM Credit LLC sells a participation interest in the facility, in which event the maximum credit limit will be reduced to $22.5 million plus the amount of any participation interest, but in no event more than $27.5 million through its expiration on March 29, 2005. As of March 31, 2004, Supplies Distributors had $1.2 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Holdings and Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by all of the assets

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $7.0 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 1%. The facility accrues a quarterly commitment fee of 0.375% on the unused portion of the commitment, and a monthly service fee.

Inventory and Working Capital Financing Agreement, Europe

     SDSA and Supplies Distributors’ wholly-owned subsidiary Business Supplies Distributors Europe B.V. (“BSD Europe”) have a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance their distribution of IBM products in Europe. The asset based credit facility with IBM Belgium provides up to 12.5 million Euros (approximately $15.2 million) in financing for purchasing IBM inventory and for certain other receivables through March 29, 2005. As of March 31, 2004, SDSA and BSD Europe had 0.6 million euros ($0.7 million) of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Holdings, Supplies Distributors, SDSA and BSD Europe to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by all of the assets of SDSA and BSD Europe, as well as collateralized guaranties of Holdings, Supplies Distributors and PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $7.0 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at Euribor plus 2.5%. SDSA and BSD Europe pay a monthly service fee on the commitment.

Loan and Security Agreement - Supplies Distributors

     Supplies Distributors has a loan and security agreement with Congress Financial Corporation (Southwest) (“Congress”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of March 31, 2004, Supplies Distributors had $0.6 million of available credit under this agreement. The Congress facility expires on the earlier of March 29, 2005 or the date on which the parties to the IBM master distributor agreement shall no longer operate under the terms of such agreement and/or IBM no longer supplies products pursuant to such agreement. Borrowings under the Congress facility accrue interest at prime rate plus 0.25% or Eurodollar rate plus 3.0% or on an adjusted basis, as defined. This agreement contains cross default provisions, various restrictions upon the ability of Holdings and Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, PFSweb is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $6.5 million and restricted cash of less than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors and SDC entered into blocked account agreements with their banks and Congress whereby a security interest was granted to Congress for all customer remittances received in specified bank accounts. At March 31, 2004 and December 31, 2003, these bank accounts held $0.6 million and $0.8 million, respectively, which was restricted for payment to Congress.

     On April 20, 2004, the Company amended the facility with Congress. The amendment lowers the interest rate charged on borrowings, as defined, reduces certain fees, and extends the expiration date to the earlier of March 29, 2007 or the date on which the parties to the IBM master distribution agreement no longer operate under the terms of such agreement and/or IBM no longer supplies products pursuant to such agreement.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Loan and Security Agreement – PFSweb

Priority Fulfillment Services, Inc. and Priority Fulfillment Services of Canada, Inc. (both wholly-owned subsidiaries of PFSweb and collectively the “Borrowers”) have a Loan and Security Agreement with Comerica Bank (“Comerica Agreement”). The Comerica Agreement provides for up to $5.0 million of eligible accounts receivable financing in the United States and Canada (“Working Capital Advances”) through March 28, 2005 and up to $2.5 million of eligible equipment purchases (“Equipment Advances”) through September 10, 2006. Outstanding Working Capital Advances, $0.5 million as of March 31, 2004, accrue interest at prime rate plus 1%. Outstanding Equipment Advances, $1.4 million as of March 31, 2004, accrue interest at prime rate plus 1.5%. As of March 31, 2004, the Borrowers had $2.6 million of available credit under the Working Capital Advance portion of this facility. In April 2004, the Company repaid the $0.5 million of Working Capital Advances outstanding as of March 31, 2004. The agreement contains cross default provisions, various restrictions upon the Borrowers’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth, as defined, of $19.0 million and a minimum liquidity ratio, as defined. The agreement restricts the amount of the Subordinated Note to a maximum of $8.0 million. The agreement is secured by all of the assets of the Borrowers, as well as a guarantee of PFSweb, Inc. The amendment requires the Borrowers to maintain a minimum cash balance of $1.25 million at Comerica.

Factoring Agreement

     SDSA has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million euros (approximately $9.1 million) of eligible accounts receivables through March 29, 2005. As of March 31, 2004, SDSA had approximately 1.3 million euros ($1.6 million) of available credit under this agreement. Borrowings under this agreement can be either cash advances or straight loans, as defined. Cash advances accrue interest at the fixed interest rate of Belgium banks plus .75%, or on an adjusted basis as defined, but not lower than 6%; and straight loans accrue interest at Euribor plus 1.3%. This agreement contains various restrictions upon the ability of SDSA to, among other things, merge, consolidate and incur indebtedness, as well as financial covenants, such as minimum net worth. This agreement is secured by a guarantee of Supplies Distributors, up to a maximum of 200,000 euros.

Debt Covenants

     To the extent the Company fails to comply with its covenants, including the monthly financial covenant requirements and required level of consolidated shareholders’ equity ($19.0 million), and the lenders accelerate the repayment of the credit facility obligations, the Company would be required to repay all amounts outstanding thereunder. Any acceleration of the repayment of the credit facilities would have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. At March 31, 2004, the Company and Supplies Distributors were in compliance with all debt covenants.

     PFSweb has also provided a guarantee of the obligations of Supplies Distributors and SDSA to IBM, excluding the trade payables that are financed by IBM credit.

Master Lease Agreements

The Company has a Term Lease Master Agreement with IBM Credit Corporation (“Master Lease Agreement”) that provides for leasing or financing transactions of equipment and other assets, which generally have terms of 3 to 5 years. The outstanding leasing transactions ($1.3 million and $0.1 million as of March 31, 2004 and December 31, 2003, respectively) are secured by the related equipment and a letter of credit. The outstanding financing transactions ($0.7 million and $0.8 million as of March 31, 2004 and December 31, 2003, respectively) are secured by a letter of credit. In October 2003, the Company refinanced certain amounts outstanding under the Master Lease Agreement with an Equipment Advance

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

under the Comerica Agreement, which reduced the letter of credit security requirement.

     The Company has a master agreement with a leasing company that provided for leasing transactions of certain equipment. The amounts outstanding under this agreement were $1.5 million as of both March 31, 2004 and December 31, 2003, and are secured by the related equipment.

     The Company enters into other leasing and financing agreements as needed to finance the purchasing or leasing of certain equipment or other assets. Borrowings under these agreements are generally secured by the related equipment.

6. SEGMENT INFORMATION

     The Company is organized into two operating segments. PFSweb is an international provider of integrated business process outsourcing solutions and operates as a service fee business. Holdings and its subsidiaries are master distributors of primarily IBM products, and recognize revenues and costs when product is shipped.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003
Revenues (in thousands):
PFSweb	$9,224	$8,528
Holdings	68,570	59,719
Eliminations	(2,262)	(1,920)

	$75,532	$66,327

Income (loss) from operations (in thousands):
PFSweb	$(2,821)	$(2,200)
Holdings	1,677	1,088
Eliminations	7	7

	$(1,137)	$(1,105)

Depreciation and amortization (in thousands):
PFSweb	$1,119	$1,182
Holdings	14	14
Eliminations	(7)	(7)

	$1,126	$1,189

Capital expenditures (in thousands):
PFSweb	$956	$267
Holdings	—	—
Eliminations	—	—

	$956	$267

	March 31,	December 31,
	2004	2003
Assets (in thousands):
PFSweb	$43,951	$43,629
Holdings	76,048	77,878
Eliminations	(13,380)	(13,148)

	$106,619	$108,359

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.

Forward-Looking Information

     We have made forward-looking statements in this Report on Form 10-Q. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “seek,” “strive,” “believe,” “expect,” “anticipate,” “predict,” “potential,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “target” and “estimate” or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to those set forth above or elsewhere in this Report on Form 10-Q and our Form 10-K for the year ended December 31, 2003, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:

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

Growth is a key element to us achieving our future goals, including reaching sustainable profitability. Our growth is driven by two main elements: new client relationships and organic growth from existing clients. On an overall basis, we have experienced an increase in service fee revenues from existing clients and an increase in product revenues in recent periods. However, due to uncertainty in the United States economic climate, lead times to close new business continue to be longer than we would ultimately desire and our closure rate is difficult to predict.

     Our expenses comprise primarily three categories: 1) cost of service fee revenue, 2) cost of product revenue and 3) selling, general and administrative (“SG&A”) expenses.

     Cost of service fee revenue – consists primarily of compensation and related expenses for our web-enabled customer contact center services, international fulfillment and distribution services and professional consulting services, and other fixed and variable expenses directly related to providing services under the terms of fee based contracts, including certain occupancy and information technology costs and depreciation and amortization expenses.

     Cost of product revenue - cost of product revenue consists of the purchase price of product sold and freight costs, which are reduced by certain reimbursable expenses. These reimbursable expenses include pass through customer marketing programs, direct costs incurred in passing on any price decreases offered by IBM to us or our customers to cover price protection and certain special bids, the cost of products provided to replace defective product returned by customers and certain other expenses as defined under the master distributor agreements.

     SG&A expenses - consist primarily of compensation and related expenses for sales and marketing staff, executive, management and administrative personnel and other overhead costs, including certain occupancy and information technology costs and depreciation and amortization expenses. In addition, certain direct contract costs related to our IBM and other master distributor agreements are reflected as selling and administrative expenses.

     Monitoring and controlling our available cash balances continues to be a primary focus. Our cash and liquidity positions are important components of our financing of both current operations and our targeted growth. During 2003 we added to our available cash and liquidity positions through two primary transactions. First, we entered into a working capital financing agreement with a bank that currently provides financing for up to $5 million of eligible accounts receivable and financing for up to $2.5 million of eligible capital expenditures. Secondly, we completed a private placement of approximately 1.6 million shares of our common stock to certain investors that provided net proceeds of approximately $3.2 million.

Results of Operations

     The following table sets forth certain historical financial information from our unaudited interim condensed consolidated statements of operations expressed as a percent of revenue.

	Three Months Ended
	March 31,
	2004	2003
	(Unaudited)	(Unaudited)
Product revenue	90.8%	90.0%

Gross service fee revenue	11.6	10.9
Pass-through charges	(2.4)	(0.9)

Net service fee revenue	9.2	10.0
Total net revenues	100.0	100.0

Cost of product revenue (as % of product revenue)	94.0	94.5
Cost of service fee revenue (as % of net service fee revenue)	74.6	74.3
Total costs of revenues	92.2	92.5

Gross profit	7.8	7.5
Selling, general and administrative expenses	9.3	9.2

Loss from operations	(1.5)	(1.7)
Interest expense, net	0.5	0.9

Loss before income taxes	(2.0)	(2.6)
Income tax expense	0.3	0.1

Net loss	(2.3)%	(2.7)%

Results of Operations for the Interim Periods Ended March 31, 2004 and 2003

     Product Revenue. Product revenue was $68.6 million for the three months ended March 31, 2004, as compared to $59.7 million for the three months ended March 31, 2003, an increase of $8.9 million, or 14.8%. The increase in product revenue resulted primarily from the favorable impact of exchange rates on our European and Canadian operations and increased sales volumes of many existing products. In addition, product revenue was favorably impacted by the addition of certain new products and increased sales prices for certain products.

     Net Service Fee Revenue. Net service fee revenue was $7.0 million for the three months ended March 31, 2004 as compared to $6.6 million for the three months ended March 31, 2003, an increase of $0.4 million or 5.4%. The change in net service fee revenue is shown below ($ millions):

Three months ended March 31, 2003	$6.6
New service contract relationships	0.3
Increase in existing client service fees from organic growth and certain incremental projects	0.5
Terminated clients not included in 2004 revenue	(0.4)

Three months ended March 31, 2004	$7.0

     Net service fee revenue for the three months ended March 31, 2004 included approximately $0.6 million of fees earned from clients contracts terminated during 2004.

     Cost of Product Revenue. Cost of product revenue was $64.5 million for the three months ended March 31, 2004, as compared to $56.4 million for the three months ended March 31, 2003, an increase of $8.1 million or 14.3%. Cost of product revenue as a percent of product revenue was 94.0% during the three months ended March 31, 2004 and 94.5% during the three months ended March 31, 2003. Cost of product revenue increased from the prior period from the impact of exchange rates on our European and Canadian operations, increased volumes of many existing products and the addition of certain new product and additional reserves for inventory impairment for the three months ended March 31, 2004. The resulting gross profit margin was 6.0% for the three months ended March 31, 2004 and 5.5% for the three months ended March 31, 2003.

     Cost of Net Service Fee Revenue. Cost of net service fee revenue was $5.2 million for the three months ended March 31, 2004, as compared to $4.9 million during the three months ended March 31, 2003, an increase of $0.3 million or 5.7%. The resulting service fee gross profit was $1.8 million, or 25.4% of net service fee revenue, during the three months ended March 31, 2004 as compared to $1.7 million, or 25.7% of net service fee revenue for the three months ended March 31, 2003. As we add new service fee revenue in the future, we currently intend to target the underlying contracts to earn an average gross profit percentage of 30-40%.

     Selling, General and Administrative Expenses. SG&A expenses were $7.0 million for the three months ended March 31, 2004, or 9.3% of total net revenues, as compared to $6.1 million, or 9.2% of total net revenues, for the three months ended March 31, 2003. SG&A expenses increased from the prior year primarily due to additional expenses incurred in preparation of complying with the Sarbanes-Oxley Act and incremental sales and marketing expenses.

     Interest Expense, net. Interest expense was $0.4 million for the three months ended March 31, 2004 as compared to $0.6 million for the three months ended March 31, 2003. The decrease in interest expense is primarily due to lower average loan balances as a result of reduced inventory levels.

Income Taxes. For the three months ended March 31, 2004 and 2003, we recorded a tax provision of $0.2 million and $0.1 million, respectively, primarily associated with our subsidiary Supplies Distributors’ Canadian and European operations. We did not record an income tax benefit associated with our consolidated net loss in our U.S. operations. A valuation allowance has been provided for our net deferred tax assets, which are primarily related to our net operating loss carryforwards. We did not record an income tax benefit for our European pre-tax losses in the current or prior period. Due to the consolidation of Supplies Distributors and its subsidiaries, in the future we anticipate that we will continue to record an income tax provision associated with Supplies Distributors’ Canadian and European results of operations.

Liquidity And Capital Resources

     Net cash provided by operating activities was $1.9 million for the three months ended March 31, 2004, and primarily resulted from a $5.4 million decrease in inventory and a $1.4 million increase in accounts payable and accrued expenses, partially offset by cash used to fund operating losses and increases in accounts receivable of $3.9 million and prepaid expenses, other receivables and other current assets of $0.7 million. Net cash provided by operating activities was $4.0 million for the three months ended March 31, 2003, and primarily resulted from a $7.2 million decrease in inventory, partially offset by cash used to fund operating losses and an increase in accounts receivable of $2.0 million and decrease in accounts payable and accrued expenses of $0.9 million.

     Net cash used in investing activities for the three months ended March 31, 2004 totaled $0.9 million, primarily representing capital expenditures. Net cash used in investing activities totaled $0.3 million for the three months ended March 31, 2003, representing capital expenditures. Capital expenditures have historically consisted primarily of additions to upgrade our management information systems, including our Internet-based customer tools, other methods of e-commerce and general expansion of and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures in order to support new contracts and anticipated future growth opportunities. We anticipate that our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months will be approximately $2 to $4 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. A portion of these expenditures may be financed through operating or capital leases. We may elect to modify or defer a portion of such anticipated investments in the event that we do not achieve the revenue necessary to support such investments.

     Net cash used in financing activities was approximately $1.3 million for the three months ended March 31, 2004, primarily representing $0.2 million of payments on our capital lease obligations and $1.3 million of payments on debt. Net cash used in financing activities was approximately $3.4 million for the three months ended March 31, 2003, primarily representing $0.3 million of payments on our capital lease obligations and $2.8 million of payments on debt.

     During the three months ended March 31, 2004, our working capital decreased to $19.3 million from $21.4 million at December 31, 2003 primarily as a result of funding operating losses and capital expenditures. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including utilizing capital or operating leases, borrowing under our own credit facility, or transferring a portion of our subordinated loan balance due from Supplies Distributors, to third-parties. In conjunction with certain of these alternatives, we may be required to provide certain letters of credit to secure these arrangements. No assurances can be given that we will be successful in obtaining any additional financing or the terms thereof. We currently believe that our cash position, financing available under our credit facilities and funds generated from operations (including our anticipated revenue growth and/or cost reductions to offset lower than anticipated revenue growth) will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our lease obligations, and additional subordinated loans to our subsidiary Supplies Distributors, Inc. (“Supplies Distributors”), if necessary, for at least the next twelve months.

     Supplies Distributors has a short-term credit facility with IBM Credit LLC (“IBM Credit”) and its subsidiaries Supplies Distributors S.A. (“SDSA”) and Business Supplies Distributors Europe B.V., European corporations, have a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance their distribution of IBM products. We have provided a collateralized guaranty to secure the repayment of these credit facilities. As of March 31, 2004, the asset-based credit facilities provided financing for up to $27.5 million and up to 12.5 million Euros (approximately $15.2 million) with IBM Credit and IBM Belgium, respectively. These agreements expire in March 2005. The agreement with IBM Credit provides for the reduction of the maximum credit limit from $27.5 million to $22.5 million on July 1, 2004 unless IBM Credit LLC sells a participation interest in the facility, in which event the maximum credit limit will be reduced to $22.5 million plus the amount of any participation interest, but in no event more than $27.5 million through its expiration on March 29, 2005.

     Supplies Distributors also has a loan and security agreement with Congress Financial Corporation (Southwest) (“Congress”) to provide financing for up to $25 million of eligible accounts receivables in the United States and Canada. The Congress facility expires on the earlier of March 29, 2007 or the date on which the parties to the IBM master distributor agreement shall no longer operate under the terms of such agreement and/or IBM no longer supplies products pursuant to such agreement.

     SDSA has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million Euros (approximately $9.1 million) of eligible accounts receivables through March 29, 2005. Borrowings under this agreement can be either cash advances or straight loans, as defined.

     These credit facilities contain cross default provisions, various restrictions upon the ability of our subsidiaries Business Supplies Distributors Holdings, LLC (Holdings”), Supplies Distributors and SDSA to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as cash flow from operations, annualized revenue to working capital, net profit after tax to revenue, minimum net worth and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, we are required to maintain a subordinated loan to Supplies Distributors of no less than $7.0 million, maintain restricted cash of less than $5.0 million, are restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure and a minimum shareholders’ equity of at least $19.0 million. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or SDSA under these facilities if Supplies Distributors or SDSA is unable to do so. We have also provided a guarantee of the obligations of Supplies Distributors and SDSA to IBM, excluding the trade payables that are financed by IBM credit.

     Priority Fulfillment Services, Inc. and Priority Fulfillment Services of Canada, Inc., (both wholly-owned subsidiaries of PFSweb and collectively the “Borrowers”) have a Loan and Security Agreement (the “Agreement”) with Comerica Bank (“Comerica”). The Agreement provides for up to $5.0 million of eligible accounts receivable financing in the U.S. and Canada through March 28, 2005, and up to $2.5 million of eligible equipment purchases through September 10, 2006. We entered this Agreement to supplement our existing cash position, and provide funding for our future operations, including our targeted growth. The Agreement contains cross default provisions, various restrictions upon the Borrowers’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth, as defined, and a minimum liquidity ratio, as defined. The Agreement also limits our ability to increase the subordinated loan to Supplies Distributors without the lender’s approval. The Agreement is secured by all of the assets of the Borrowers, as well as a guarantee of PFSweb.

     The following is a schedule of our total contractual cash and other obligations, which is comprised of operating leases, debt and capital leases, including interest (in millions):

	Payments Due By Period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Debt	$55,786	$54,608	$1,178	$—	$—
Capital lease obligations	3,798	1,306	1,996	496	—
Operating leases	25,589	6,648	11,760	7,181	—

Total	$85,173	$62,562	$14,934	$7,677	$—

     In support of certain debt instruments and leases, as of March 31, 2004, we had $1.1 million of cash restricted as collateral for a letter of credit. The letter of credit automatically decreases at certain dates through its expiration in March 2007. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain Supplies Distributors’ credit facilities. Many of the debt facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other agreements. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. Any requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of March 31, 2004, we were in compliance with all debt covenants and we believe that we will maintain such compliance throughout calendar year 2004. We do not have any other material financial commitments.

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

Seasonality

     The seasonality of our business is dependent upon the seasonality of our clients’ business and their sale of their products. Accordingly, our management must rely upon the projections of our clients in assessing quarterly variability. We believe that with our current client mix, our service fee business activity will be at its lowest in the quarter ended March 31 and at its highest in the quarter ended June 30. We expect our Supplies Distributors business to be seasonally strong in the December quarter of each year.

     We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.

Inflation

     Management believes that inflation has not had a material effect on our operations.

Critical Accounting Policies

     A description of critical accounting policies is included in Note 2 to the accompanying unaudited interim condensed consolidated financial statements. For other significant accounting policies, see Note 2 to the consolidated financial statements in our December 31, 2003 Annual Report on Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

     We are exposed to various market risks including interest rates on its financial instruments and foreign exchange rates.

Interest Rate Risk

     Our interest rate risk is limited to our outstanding balances on our inventory and working capital financing agreements, loan and security agreements and factoring agreement for the financing of inventory, accounts receivable and certain other receivables, which amounted to $55.1 million at March 31, 2004. A 100 basis point movement in interest rates would result in approximately $0.2 million annualized increase or decrease in interest expense based on the outstanding balance of these agreements at March 31, 2004.

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

     None.

ITEM 5. Other Information

     None.

ITEM 6. Exhibits and Reports on Form 8-K

     a) Exhibits:

Exhibit No.	Description of Exhibits
3.1*	Amended and Restated Certificate of Incorporation

3.2*	Amended and Restated Bylaws

10.1**	Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., and IBM Credit LLC

10.2**	Amendment 4 to Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

10.3**	Third Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation

10.4**	First Amendment to Loan and Security Agreement by and between Congress Financial Corporation (Southwest), as Lender and Supplies Distributors, Inc., as Borrower.

10.5**	Form of Modification to Executive Severance Agreement.

31.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

**	Filed herewith

b)	Reports on Form 8-K:

Form 8-K filed on February 23, 2004 reporting Item 12, Results of Operations and Financial Condition, that on February 23, 2004, PFSweb, Inc. issued a press release announcing its financial results for the quarter and fiscal year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2004

PFSweb, Inc.
By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer, Chief Accounting Officer, Executive Vice President

INDEX TO EXHIBITS

Exhibit
No.	Description of Exhibits
3.1*	Amended and Restated Certificate of Incorporation

3.2*	Amended and Restated Bylaws

10.1**	Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., and IBM Credit LLC

10.2**	Amendment 4 to Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

10.3**	Third Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation

10.4**	First Amendment to Loan and Security Agreement by and between Congress Financial Corporation (Southwest), as Lender and Supplies Distributors, Inc., as Borrower.

10.5**	Form of Modification to Executive Severance Agreement.

31.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

**	Filed herewith