Form 10-Q
period 2004-06-30
PFSWEB INC
filed 2004-08-16
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2004

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

At August 1, 2004 there were 21,382,971 shares of registrant’s common stock outstanding, excluding 86,300 shares of common stock in treasury.

PFSWEB, INC. AND SUBSIDIARIES
Form 10-Q
June 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PFSWEB, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,487	$14,743
Restricted cash	605	1,091
Accounts receivable, net of allowance for doubtful accounts of $483 and $339 at June 30, 2004 and December 31, 2003, respectively	37,602	31,658
Inventories, net	42,716	44,589
Other receivables	4,763	3,091
Prepaid expenses and other current assets	2,608	2,417

Total current assets	103,781	97,589

PROPERTY AND EQUIPMENT, net	9,988	9,589
RESTRICTED CASH	675	900
OTHER ASSETS	319	281

Total assets	$114,763	$108,359

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$55,376	$57,085
Trade accounts payable	20,003	11,996
Accrued expenses	8,403	7,101

Total current liabilities	83,782	76,182

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	3,287	2,762
OTHER LIABILITIES	799	998
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 21,342,092 and 21,247,941 shares issued at June 30, 2004 and December 31, 2003, respectively; and 21,255,792 and 21,161,641 outstanding at June 30, 2004 and December 31, 2003, respectively	21	21
Additional paid-in capital	56,294	56,156
Accumulated deficit	(30,591)	(29,303)
Accumulated other comprehensive income	1,256	1,628
Treasury stock at cost, 86,300 shares	(85)	(85)

Total shareholders’ equity	26,895	28,417

Total liabilities and shareholders’ equity	$114,763	$108,359

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUES:
Product revenue, net	$65,304	$63,137	$133,874	$122,856

Gross service fee revenue	14,550	11,279	23,293	18,527
Less pass-through charges	3,685	798	5,466	1,438

Net service fee revenues	10,865	10,481	17,827	17,089

Total net revenues	76,169	73,618	151,701	139,945

COSTS OF REVENUES:
Cost of product revenue	61,723	59,585	126,176	115,992
Cost of net service fee revenue	6,650	6,414	11,843	11,327

Total costs of revenues	68,373	65,999	138,019	127,319

Gross profit	7,796	7,619	13,682	12,626
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,805	6,443	13,828	12,555

Income (loss) from operations	991	1,176	(146)	71
INTEREST EXPENSE, NET	324	506	752	1,114

Income (loss) before income taxes	667	670	(898)	(1,043)
INCOME TAX EXPENSE	188	203	390	264

NET INCOME (LOSS)	$479	$467	$(1,288)	$(1,307)

NET INCOME (LOSS) PER SHARE:
Basic	$0.02	$0.03	$(0.06)	$(0.07)

Diluted	$0.02	$0.03	$(0.06)	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	21,239	18,429	21,212	18,422

Diluted	23,129	18,605	21,212	18,422

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,288)	$(1,307)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,336	2,355
Provision for doubtful accounts	148	363
Provision for excess and obsolete inventory	728	—
Deferred income taxes	(95)	42
Non-cash compensation expense	14	6
Changes in operating assets and liabilities:
Accounts receivables	(6,339)	(4,395)
Inventories, net	538	10,460
Prepaid expenses, other receivables and other current assets	(1,894)	(471)
Accounts payable, accrued expenses and deferred income	9,617	(381)

Net cash provided by operating activities	3,765	6,672

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,797)	(481)
Decrease in restricted cash	257	51

Net cash used in investing activities	(1,540)	(430)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(529)	(558)
Decrease in restricted cash	448	239
Proceeds from issuance of common stock	124	32
Payments on debt, net	(1,498)	(4,467)

Net cash used in financing activities	(1,455)	(4,754)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(26)	(203)

NET INCREASE IN CASH AND CASH EQUIVALENTS	744	1,285
CASH AND CASH EQUIVALENTS, beginning of period	14,743	8,595

CASH AND CASH EQUIVALENTS, end of period	$15,487	$9,880

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Fixed assets acquired under capital leases	$1,490	$64

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

1.	OVERVIEW AND BASIS OF PRESENTATION

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

Basis of Presentation

     The unaudited interim condensed consolidated financial statements as of June 30, 2004, and for the three and six months ended June 30, 2004 and 2003, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of June 30, 2004, its results of operations for the three and six months ended June 30, 2004 and 2003 and its results of cash flows for the three and six months ended June 30, 2004 and 2003. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.

     Certain prior period data has been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net loss or shareholders’ equity.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     All intercompany accounts and transactions have been eliminated in consolidation. Accounts and transactions between PFSweb and Holdings and its subsidiaries have been eliminated as of June 30, 2004

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

and December 31, 2003 and for the three and six months ended June 30, 2004 and 2003.

Subordinated Loan to Affiliate

     PFSweb has loaned Supplies Distributors monies in the form of a Subordinated Demand Note (“Subordinated Note”). Under certain terms of the Company’s senior debt facilities, the outstanding balance of the Subordinated Note cannot be increased or decreased without prior approval of the Company’s lenders. In March 2004, the Company’s lenders agreed to reduce the required minimum Subordinated Note balance from $8.0 million to $7.0 million. As of June 30, 2004 and December 31, 2003, the outstanding balance of the Subordinated Note, which is eliminated upon the consolidation of Holdings’ financial position, was $7.0 million and $8.0 million, respectively.

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

Concentration of Business and Credit Risk

     The Company’s product revenue was primarily generated by sales of product purchased under master distributor agreements with one supplier. Sales to one customer accounted for approximately 12%, and sales to another customer accounted for approximately 11% of the Company’s total product revenues for the six months ended June 30, 2004. Service fee revenue from two clients individually accounted for approximately 44% and 17% of net service fee revenue for the six months ended June 30, 2004. On a consolidated basis, one client accounted for approximately 16% of the Company’s total revenues for the six months ended June 30, 2004. As of June 30, 2004, one customer/client accounted for approximately 18% of accounts receivable. As of December 31, 2003, two customers/clients accounted for approximately 37% of accounts receivable.

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Inventories

     Inventories (merchandise, held for resale, all of which are finished goods) are stated at the lower of cost or market. Supplies Distributors and its subsidiaries assume responsibility for slow-moving inventory under certain master distributor agreements, subject to certain termination rights, but have the right to return product rendered obsolete by engineering changes, as defined. The Company reviews inventory for impairment on a periodic basis, but at a minimum, annually. Recoverability of the inventory on hand is measured by comparison of the carrying value of the inventory to the fair value of the inventory. The allowance for slow moving inventory was $2.1 million and $1.3 million at June 30, 2004 and December 31, 2003, respectively.

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

Property and Equipment

     The Company’s property held under capital leases amounted to approximately $3.6 million and $3.1 million, net of accumulated amortization of approximately $4.7 million and $4.6 million, at June 30, 2004 and December 31, 2003, respectively.

Stock-Based Compensation

     The Company accounts for stock options using the intrinsic-value method as outlined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation and Interpretation of APB No. 25, issued in March 2000. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. The exercise prices of all options granted during the three and six months ended June 30, 2004 and 2003 were equal to the market price of the Company’s common stock at the date of grant. As such, no compensation cost was recognized during those periods for stock options granted to employees. The following table shows the pro forma effect on the Company’s net income (loss) and income (loss) per share as if compensation cost had been recognized for stock options based on their fair value at the date of the grant. The pro forma effect of stock options on the Company’s net income (loss) for those periods may not be representative of the pro forma effect for future periods due to the impact of vesting and potential future awards.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net income (loss) as reported	$479	$467	$(1,288)	$(1,307)
Add: Stock-based non-employee compensation expense included in reported net income (loss)	14	6	14	6
Deduct: Total stock-based employee and non-employee compensation expense determined under fair value based method	(201)	(168)	(272)	(312)

Pro forma net income (loss), applicable to common stock for basic and diluted computations	$292	$305	$(1,546)	$(1,613)

Income (loss) per common share – as reported
Basic	$0.02	$0.03	$(0.06)	$(0.07)

Diluted	$0.02	$0.03	$(0.06)	$(0.07)

Income (loss) per common share – pro forma
Basic	$0.01	$0.02	$(0.07)	$(0.09)

Diluted	$0.01	$0.02	$(0.07)	$(0.09)

     During the six months ended June 30, 2004, the Company issued an aggregate of 767,500 options to purchase shares of common stock to officers, directors, employees and consultants of PFSweb.

3.	COMPREHENSIVE INCOME (LOSS) (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$479	$467	$(1,288)	$(1,307)
Other comprehensive income (loss):
Foreign currency translation adjustment	(91)	520	(372)	808

Comprehensive income (loss)	$388	$987	$(1,660)	$(499)

4.	NET INCOME (LOSS) PER COMMON SHARE AND COMMON SHARE EQUIVALENT

     Basic and diluted net income (loss) per common share attributable to the Company’s common stock were determined based on dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding. For the six months ended June 30, 2004 and 2003, all outstanding options to purchase common shares were anti-dilutive and have been excluded from the weighted diluted average share computation. For the three months ended June 30, 2004 and 2003, the effect of dilutive stock options increased the number of weighted average shares outstanding by 1,890,640 and 176,543, respectively, for computing diluted net income per share. As of June 30, 2004 and 2003 there were 5,081,913 and 5,124,405 options outstanding, respectively.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

5.	DEBT AND CAPITAL LEASE OBLIGATIONS:

     Debt and capital lease obligations consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
Inventory and working capital financing agreements:
United States	$24,481	$26,034
Europe	11,637	11,526
Loan and security agreements:
Supplies Distributors	10,555	13,146
PFSweb	3,545	3,514
Factoring agreement, Europe	4,388	2,296
Term master lease agreement	3,815	3,080
Other	242	251

Total	58,663	59,847
Less current portion of long-term debt	55,376	57,085

Long-term debt, less current portion	$3,287	$2,762

Inventory and Working Capital Financing Agreement, United States

     Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of IBM products in the United States, providing financing for eligible IBM inventory and for certain other receivables up to $27.5 million through its expiration on March 29, 2005. As of June 30, 2004, Supplies Distributors had $2.4 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Holdings and Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $7.0 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 1%. The facility accrues a quarterly commitment fee of 0.375% on the unused portion of the commitment, and a monthly service fee.

Inventory and Working Capital Financing Agreement, Europe

     SDSA and Supplies Distributors’ wholly-owned subsidiary Business Supplies Distributors Europe B.V. (“BSD Europe”) have a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance their distribution of IBM products in Europe. The asset based credit facility with IBM Belgium provides up to 12.5 million Euros (approximately $15.1 million) in financing for purchasing IBM inventory and for certain other receivables through March 29, 2005. As of June 30, 2004, SDSA and BSD Europe had 2.1 million euros ($2.5 million) of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Holdings, Supplies Distributors, SDSA and BSD Europe to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by all of the assets of SDSA and BSD Europe, as well as collateralized guaranties of Holdings, Supplies Distributors and PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $7.0 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at Euribor plus 2.5%. SDSA and BSD Europe pay a monthly service fee on the commitment.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Loan and Security Agreement — Supplies Distributors

     Supplies Distributors has a loan and security agreement with Congress Financial Corporation (Southwest) (“Congress”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of June 30, 2004, Supplies Distributors had $4.7 million of available credit under this agreement. The Congress facility expires on the earlier of March 29, 2007 or the date on which the parties to the IBM master distributor agreement shall no longer operate under the terms of such agreement and/or IBM no longer supplies products pursuant to such agreement. Borrowings under the Congress facility accrue interest at prime rate, prime rate plus up to 0.25%, Eurodollar rate or Eurodollar rate plus up to 2.75%, as defined. This agreement contains cross default provisions, various restrictions upon the ability of Holdings and Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, PFSweb is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $6.5 million and restricted cash of less than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors and SDC entered into blocked account agreements with their banks and Congress whereby a security interest was granted to Congress for all customer remittances received in specified bank accounts. At June 30, 2004 and December 31, 2003, these bank accounts held $0.4 million and $0.8 million, respectively, which was restricted for payment to Congress.

Loan and Security Agreement – PFSweb

     Priority Fulfillment Services, Inc. and Priority Fulfillment Services of Canada, Inc. (both wholly-owned subsidiaries of PFSweb and collectively the “Borrowers”) have a Loan and Security Agreement with Comerica Bank (“Comerica Agreement”). The Comerica Agreement provides for up to $5.0 million of eligible accounts receivable financing in the United States and Canada (“Working Capital Advances”) through March 28, 2005 and up to $2.5 million of eligible equipment purchases (“Equipment Advances”) through September 10, 2006. Outstanding Working Capital Advances, $1.9 million as of June 30, 2004, accrue interest at prime rate plus 1%. Outstanding Equipment Advances, $1.6 million as of June 30, 2004, accrue interest at prime rate plus 1.5%. As of June 30, 2004, the Borrowers had $2.4 million of available credit under the Working Capital Advance portion of this facility. In July 2004, the Company repaid the $1.9 million of Working Capital Advances outstanding as of June 30, 2004. The Comerica Agreement contains cross default provisions, various restrictions upon the Borrowers’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth, as defined, of $19.0 million and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the Subordinated Note to a maximum of $8.0 million. The Comerica Agreement is secured by all of the assets of the Borrowers, as well as a guarantee of PFSweb, Inc. The Comerica Agreement requires the Borrowers to maintain a minimum cash balance of $1.25 million at Comerica Bank.

Factoring Agreement

     SDSA has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million euros (approximately $9.1 million) of eligible accounts receivables through March 29, 2005. As of June 30, 2004, SDSA had approximately 0.7 million euros ($0.8 million) of available credit under this agreement. Borrowings under this agreement can be either cash advances or straight loans, as defined. Cash advances accrue interest at the fixed interest rate of Belgium banks plus .75%, or on an adjusted basis as defined, but not lower than 6%; and straight loans accrue interest at Euribor plus 1.3%. This agreement contains various restrictions upon the ability of SDSA to, among other things, merge, consolidate and incur indebtedness, as well as financial covenants, such as minimum net worth. This agreement is secured by a guarantee of Supplies Distributors, up to a maximum of 200,000 euros.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Debt Covenants

     To the extent the Company fails to comply with its covenants, including the monthly financial covenant requirements and required level of consolidated shareholders’ equity ($19.0 million), and the lenders accelerate the repayment of the credit facility obligations, the Company would be required to repay all amounts outstanding thereunder. Any acceleration of the repayment of the credit facilities would have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. At June 30, 2004, the Company was in compliance with all debt covenants.

     PFSweb has also provided a guarantee of the obligations of Supplies Distributors and SDSA to IBM, excluding the trade payables that are financed by IBM credit.

Master Lease Agreements

     The Company has a Term Lease Master Agreement with IBM Credit Corporation (“Master Lease Agreement”) that provides for leasing or financing transactions of equipment and other assets, which generally have terms of 3 to 5 years. The outstanding leasing transactions ($1.4 million and $0.1 million as of June 30, 2004 and December 31, 2003, respectively) are secured by the related equipment and a letter of credit. The outstanding financing transactions ($0.6 million and $0.8 million as of June 30, 2004 and December 31, 2003, respectively) are secured by a letter of credit.

     The Company has a master agreement with a leasing company that has provided for leasing transactions of certain equipment. The amounts outstanding under this agreement were $1.4 million and $1.5 million as of June 30, 2004 and December 31, 2003, respectively, and are secured by the related equipment.

     The Company enters into other leasing and financing agreements as needed to finance the purchasing or leasing of certain equipment or other assets. Borrowings under these agreements are generally secured by the related equipment.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

6.	SEGMENT INFORMATION

     The Company is organized into two operating segments, PFSweb and Holdings. PFSweb is an international provider of integrated business process outsourcing solutions and operates as a service fee business. Holdings and its subsidiaries are master distributors of primarily IBM products, and recognize revenues and costs when product is shipped.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues (in thousands):
PFS	$12,967	$12,530	$22,191	$21,058
Holdings	65,304	63,137	133,874	122,856
Eliminations	(2,102)	(2,049)	(4,364)	(3,969)

	$76,169	$73,618	$151,701	$139,945

Income (loss) from operations (in thousands):
PFS	$(236)	$(231)	$(3,057)	$(2,431)
Holdings	1,227	1,400	2,904	2,488
Eliminations	—	7	7	14

	$991	$1,176	$(146)	$71

Depreciation and amortization (in thousands):
PFS	$1,210	$1,158	$2,329	$2,340
Holdings	—	15	14	29
Eliminations	—	(7)	(7)	(14)

	$1,210	$1,166	$2,336	$2,355

Capital expenditures (in thousands):
PFS	$841	$214	$1,797	$481
Holdings	—	—	—	—
Eliminations	—	—	—	—

	$841	$214	$1,797	$481

	June 30,	December 31,
	2004	2003
Assets (in thousands):
PFS	$47,430	$43,629
Holdings	80,548	77,878
Eliminations	(13,215)	(13,148)

	$114,763	$108,359

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

     Growth is a key element to us achieving our future goals, including reaching sustainable profitability. Our growth is driven by two main elements: new client relationships and organic growth from existing clients. On an overall basis, we have experienced an increase in service fee revenues from existing clients and an increase in product revenues in recent periods. In recent months we have also seen an increase in the activity with new service contract relationships. While the lead times to close new deals continue to be unpredictable, our recent closure rate has been more successful than in the past. Due to the time period estimated to fully implement recent wins, we expect to realize the majority of the financial benefit of these recent wins beginning in calendar year 2005.

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

     Cost of product revenue — cost of product revenue consists of the purchase price of product sold and freight costs, which are reduced by certain reimbursable expenses. These reimbursable expenses include pass through customer marketing programs, direct costs incurred in passing on any price decreases offered by IBM to us or our customers to cover price protection and certain special bids, the cost of products provided to replace defective product returned by customers and certain other expenses as defined under the master distributor agreements.

     SG&A expenses — consist primarily of compensation and related expenses for sales and marketing staff, executive, management and administrative personnel and other overhead costs, including certain occupancy and information technology costs and depreciation and amortization expenses. In addition, certain direct contract costs related to our IBM and other master distributor agreements are reflected as selling and administrative expenses.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Product revenue	85.7%	85.8%	88.2%	87.8%

Gross service fee revenue	19.1	15.3	15.4	13.2
Pass-through charges	(4.8)	(1.1)	(3.6)	(1.0)

Net service fee revenue	14.3	14.2	11.8	12.2

Total net revenues	100.0	100.0	100.0	100.0

Cost of product revenue (as % of product revenue)	94.5	94.4	94.2	94.4
Cost of service fee revenue (as % of net service fee revenue)	61.2	61.2	66.4	66.3
Total costs of revenues	89.8	89.7	91.0	91.0

Gross profit	10.2	10.3	9.0	9.0
Selling, general and administrative expenses	8.9	8.8	9.1	9.0

Income (loss) from operations	1.3	1.5	(0.1)	0.0
Interest expense, net	0.4	0.7	0.4	0.8

Income (loss) before income taxes	0.9	0.9	(0.5)	(0.7)
Income tax expense	0.3	0.3	0.3	0.2

Net income (loss)	0.6%	0.6%	(0.8)%	(0.9)%

Results of Operations for the Interim Periods Ended June 30, 2004 and 2003

     Product Revenue. Product revenue was $65.3 million for the three months ended June 30, 2004, as compared to $63.1 million for the three months ended June 30, 2003, an increase of $2.2 million, or 3.4%. Product revenue was $133.9 million for the six months ended June 30, 2004, as compared to $122.9 million for the six months ended June 30, 2003, an increase of $11.0 million, or 9.0%. The increase in product revenue for both periods resulted primarily from the favorable impact of exchange rates on our European and Canadian operations, increased sales volumes of certain existing products, and the addition of certain new products.

     Net Service Fee Revenue. Net service fee revenue was $10.9 million for the three months ended June 30, 2004 as compared to $10.5 million for the three months ended June 30, 2003, an increase of $0.4 million or 3.7%. Net service fee revenue for both the three months ended June 30, 2004 and 2003 included increased service fees generated from the favorable impact of seasonality of our largest service fee client and from incremental projects with certain client relationships. Net service fee revenue was $17.8 million for the six months ended June 30, 2004 as compared to $17.1 million for the six months ended June 30, 2003, an increase of $0.7 million or 4.3%. The change in net service fee revenue is shown below ($ millions):

	Three	Six
	Months	Months
Period ended June 30, 2003	$10.5	$17.1
New service contract relationships, including certain incremental projects	1.0	1.3
Increase (decrease) in existing client service fees from organic growth and certain incremental projects	(0.3)	0.1
Terminated clients not included in 2004 revenue	(0.3)	(0.7)

Period ended June 30, 2004	$10.9	$17.8

     Net service fee revenue for the three and six months ended June 30, 2004 included approximately $0.5 million and $1.0 million, respectively, of fees earned from clients contracts terminated during 2004.

     Cost of Product Revenue. Cost of product revenue was $61.7 million for the three months ended June 30, 2004, as compared to $59.6 million for the three months ended June 30, 2003, an increase of $2.1 million or 3.6%. Cost of product revenue as a percent of product revenue was 94.5% during the three months ended June 30, 2004 and 94.4% during the three months ended June 30, 2003. The resulting gross profit margin was 5.5% for the three months ended June 30, 2004 and 5.6% for the three months ended June 30, 2003. Cost of product revenue was $126.2 million for the six months ended June 30, 2004, as compared to $116.0 million for the six months ended June 30, 2003, an increase of $10.2 million or 8.8%. Cost of product revenue as a percent of product revenue was 94.2% during the six months ended June 30, 2004 and 94.4 % during the six months ended June 30, 2003. The resulting gross profit margin was 5.8% for the six months ended June 30, 2004 and 5.6% for the six months ended June 30, 2003. Cost of product revenue increased during each period from the impact of exchange rates on our European and Canadian operations, increased volumes of certain existing products and the addition of certain new products and additional reserves for inventory impairment.

     Cost of Net Service Fee Revenue. Cost of net service fee revenue was $6.7 million for the three months ended June 30, 2004, as compared to $6.4 million during the three months ended June 30, 2003, an increase of $0.3 million or 3.7%. The resulting service fee gross profit was $4.2 million or 38.8% of net service fee revenue, during the three months ended June 30, 2004 as compared to $4.1 million, or 38.8% of net service fee revenue for the three months ended June 30, 2003. Our gross profit as a percent of net service fee revenue is higher during the three months ending June 30, 2004 and 2003, as compared to other quarters, due to the seasonality of our largest service fee client and incremental projects with certain client relationships. Cost of net service fee revenue was $11.8 million for the six months ended June 30, 2004, as compared to $11.3 million during the six months ended June 30, 2003, an increase of $0.5 million or 4.6%. The resulting service fee gross profit was $6.0 million or 33.6% of net service fee revenue, during the six months ended June 30, 2004 as compared to $5.8 million, or 33.7% of net service fee revenue for the six months ended June 30, 2003. As we add new service fee revenue in the future, we currently intend to target the underlying contracts to earn an average gross profit percentage of 30-40%, but we may target lower percentages on certain larger contracts depending on contract scope and other factors.

     Selling, General and Administrative Expenses. SG&A expenses were $6.8 million for the three months ended June 30, 2004, or 8.9% of total net revenues, as compared to $6.4 million, or 8.8% of total net revenues, for the three months ended June 30, 2003. SG&A expenses were $13.8 million for the six months ended June 30, 2004, or 9.1% of total net revenues, as compared to $12.6 million, or 9.0% of total net revenues, for the six months ended June 30, 2003. SG&A expenses increased from the prior year periods primarily due to additional expenses incurred in preparation of complying with the Sarbanes-Oxley Act and incremental sales and marketing expenses.

     Interest Expense, net. Interest expense was $0.3 million for the three months ended June 30, 2004 as compared to $0.5 million for the three months ended June 30, 2003. Interest expense was $0.8 million for the six months ended June 30, 2004 as compared to $1.1 million for the six months ended June 30, 2003. The decrease in interest expense is primarily due to lower average loan balances as a result of reduced inventory levels.

     Income Taxes. For the three months ended June 30, 2004 and 2003, we recorded a tax provision of $0.2 million primarily associated with our subsidiary Supplies Distributors’ Canadian and European operations. For the six months ended June 30, 2004 and 2003, we recorded a tax provision of $0.4 million and $0.3 million, respectively, primarily associated with our subsidiary Supplies Distributors’ Canadian and European operations. We did not record an income tax benefit associated with our consolidated net loss in our U.S. operations. A valuation allowance has been provided for our net deferred tax assets as of June 30, 2004, which are primarily related to our net operating loss carryforwards. We did not record an income tax benefit for our PFSweb European pre-tax losses in the current or prior periods. Due to the consolidation of Supplies Distributors, in the future we anticipate that we will continue to record an income tax provision associated with Supplies Distributors’ Canadian and European results of operations.

Liquidity and Capital Resources

     Net cash provided by operating activities was $3.8 million for the six months ended June 30, 2004, and primarily resulted from a $9.6 million increase in accounts payable, accrued expenses and deferred income partially offset by increases in accounts receivable of $6.3 million and prepaid expenses, other receivables and other current assets of $1.9 million. The increase in accounts payable was due to the timing of invoice processing by one of our master distribution vendors and an increase in certain liabilities due to clients for unremitted funds collected on their behalf and reimbursable expense deposits. The increase in accounts receivable is partially due to increased service fee billings for our largest client, which has a seasonally high second quarter of business activity, and increased revenue from our Supplies Distributors business segment. Net cash provided by operating activities was $6.7 million for the six months ended June 30, 2003, and primarily resulted from a $10.5 million decrease in inventory, partially offset by an increase in accounts receivable of $4.4 million. The increase in accounts receivable was partially due to increased service fee billings for our largest client, which has a seasonally high second quarter of business activity, and increased revenue from our Supplies Distributors business segment.

     Net cash used in investing activities for the six months ended June 30, 2004 and 2003 totaled $1.5 million and $0.4 million, respectively, primarily representing capital expenditures. Capital expenditures have historically consisted primarily of additions to upgrade our management information systems, including our Internet-based customer tools, other methods of e-commerce and general expansion of and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures in order to support new contracts and anticipated future growth opportunities. Based on our current client business activity, we anticipate that our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months will be approximately $2 to $4 million. Future client contracts may require additional capital expenditures to support the services to such clients. A portion of these expenditures may be financed through operating or capital leases. We may elect to modify or defer a portion of such anticipated investments in the event that we do not achieve the revenue necessary to support such investments.

     Net cash used in financing activities was approximately $1.5 million for the six months ended June 30, 2004, primarily representing $0.5 million of payments on our capital lease obligations and $1.5 million of payments on debt. Net cash used in financing activities was approximately $4.8 million for the six months ended June 30, 2003, primarily representing $0.6 million of payments on our capital lease obligations and $4.5 million of payments on debt.

     During the six months ended June 30, 2004, our working capital decreased to $20.0 million from $21.4 million at December 31, 2003, primarily as a result of funding operating losses and capital expenditures. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including utilizing capital or operating leases, borrowing under our credit facilities, expanding our credit facilities, or transferring a portion of our subordinated loan balance due from Supplies Distributors, to third-parties. In conjunction with certain of these alternatives, we may be required to provide certain letters of credit to secure these arrangements. No assurances can be given that we will be successful in obtaining any additional financing or the terms thereof. We currently believe that our cash position, financing available under our credit facilities and funds generated from operations (including our anticipated revenue growth and/or cost reductions to offset lower than anticipated revenue growth) will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our lease obligations, and additional subordinated loans to our subsidiary Supplies Distributors, Inc. (“Supplies Distributors”), if necessary, for at least the next twelve months.

     Supplies Distributors has a short-term credit facility with IBM Credit LLC (“IBM Credit”) and its subsidiaries Supplies Distributors S.A. (“SDSA”) and Business Supplies Distributors Europe B.V., European corporations, have a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance their distribution of IBM products. We have provided a collateralized guaranty to secure the repayment of these credit facilities. As of June 30, 2004, the asset-based credit facilities provided financing for up to $27.5 million and up to 12.5 million Euros (approximately $15.1 million) with IBM Credit and IBM Belgium, respectively. These agreements expire in March 2005.

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

     The following is a schedule of our total contractual cash and other obligations as of June 30, 2004, which is comprised of operating leases, debt and capital leases, including interest (in millions):

	Payments Due By Period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Debt	$55,478	$54,309	$1,169	$—	$—
Capital lease obligations	3,619	1,297	1,933	389	—
Operating leases	18,472	5,050	9,078	4,344	—

Total	$77,569	$60,656	$12,180	$4,733	$—

     In support of certain debt instruments and leases, as of June 30, 2004, we had $0.9 million of cash restricted as collateral for a letter of credit. The letter of credit automatically decreases at certain dates through its expiration in March 2007. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain Supplies Distributors’ credit facilities. Many of the debt facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other agreements. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. Any requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of June 30, 2004, we were in compliance with all debt covenants and we believe that we will maintain such compliance throughout calendar year 2004. We do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.

     We currently believe that we are still operating with and incurring costs applicable to excess capacity in certain of our North American and European operations. We currently estimate that the net service fee revenue needed to leverage our existing infrastructure and cost structure and reach profitability is approximately between $12.5 million to $15 million per quarter, including service fees earned from our subsidiary Supplies Distributors, which are eliminated in consolidation, dependent upon the gross margins earned from existing business and the incremental service fee revenue business. No assurance can be given that we can achieve such operating levels, or that, if achieved, we will be profitable in any particular fiscal period. We will reevaluate the carrying value of certain of the excess long-lived warehouse operation and information technology infrastructure assets for impairment in 2004, in conjunction with our future operating plans, and determine if additional asset impairment costs should be recognized.

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

Seasonality

     The seasonality of our business is dependent upon the seasonality of our clients’ business and sales of their products. Accordingly, our management must rely upon the projections of our clients in assessing quarterly variability. We believe that with our current client mix, our PFSweb service fee business activity will be at it lowest in the quarter ended March 31 and at its highest in the quarter ended June 30. We expect our Supplies Distributors business to be seasonally strong in the December quarter of each year.

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

Interest Rate Risk

     Our interest rate risk is limited to our outstanding balances on our inventory and working capital financing agreements, loan and security agreements and factoring agreement for the financing of inventory, accounts receivable and certain other receivables, which amounted to $54.8 million at June 30, 2004. A 100 basis point movement in interest rates would result in approximately $0.2 million annualized increase or decrease in interest expense based on the outstanding balance of these agreements at June 30, 2004.

Foreign Exchange Risk

     Currently, our foreign currency exchange rate risk is primarily limited to the Canadian Dollar and the Euro. In the future, our foreign currency exchange risk may also include other currencies applicable to certain of our international operations. From time to time, we employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates. To hedge our net investment and intercompany payable or receivable balances in foreign operations, from time to time we may enter into forward currency exchange contracts.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     None

ITEM 2. Changes in Securities and Use of Proceeds

     None

ITEM 3. Defaults Upon Senior Securities

     None

ITEM 4. Submission of Matters to a Vote of Security Holders

          On June 4, 2004, the Company held its Annual Meeting of Stockholders. The following matters were acted upon and votes cast or withheld:

          1. Appointment of KPMG LLP as auditors for the fiscal year ending December 31, 2004

For: 19,190,013	Against: 65,038	Abstained: 22,259

ITEM 5. Other Information

     None.

ITEM 6. Exhibits and Reports on Form 8-K

a)	Exhibits:

Exhibit
No.	Description of Exhibits
3.1*	Amended and Restated Certificate of Incorporation

3.2*	Amended and Restated Bylaws

31.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

**	Filed herewith

b)	Reports on Form 8-K:

Form 8-K furnished on May 10, 2004 reporting Item 12, Results of Operations and Financial Condition, that on May 10, 2004, PFSweb, Inc. issued a press release announcing its financial results for the quarter ended March 31, 2004.

Form 8-K furnished on May 20, 2004 reporting Item 5, Other Events, that on May 19, 2004, PFSweb, Inc. issued a press release regarding its presentation at the sixth annual AeA Micro Cap Financial Conference in Monterey, California.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2004

PFSweb, Inc.
By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer, Chief Accounting Officer, Executive Vice President

INDEX TO EXHIBITS

Exhibit
No.	Description of Exhibits
3.1*	Amended and Restated Certificate of Incorporation

3.2*	Amended and Restated Bylaws

31.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

**	Filed herewith