Form 10-Q
period 2004-09-30
PFSWEB INC
filed 2004-11-15
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2004

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

At November 8, 2004 there were 21,449,356 shares of registrant’s common stock outstanding, excluding 86,300 shares of common stock in treasury.

PFSWEB, INC. AND SUBSIDIARIES
Form 10-Q
September 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PFSWEB, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,941	$14,743
Restricted cash	329	1,091
Accounts receivable, net of allowance for doubtful accounts of $436 and $339 at September 30, 2004 and December 31, 2003, respectively	37,219	31,658
Inventories, net	42,908	44,589
Other receivables	4,679	3,091
Prepaid expenses and other current assets	3,327	2,417

Total current assets	103,403	97,589

PROPERTY AND EQUIPMENT, net	10,453	9,589
RESTRICTED CASH	675	900
OTHER ASSETS	339	281

Total assets	$114,870	$108,359

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$54,972	$57,085
Trade accounts payable	19,767	11,996
Accrued expenses	8,914	7,101

Total current liabilities	83,653	76,182

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	2,781	2,762
OTHER LIABILITIES	778	998
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 21,486,146 and 21,247,941 shares issued at September 30, 2004 and December 31, 2003, respectively; and 21,399,846 and 21,161,641 outstanding at September 30, 2004 and December 31, 2003, respectively	21	21
Additional paid-in capital	56,473	56,156
Accumulated deficit	(30,171)	(29,303)
Accumulated other comprehensive income	1,420	1,628
Treasury stock at cost, 86,300 shares	(85)	(85)

Total shareholders’ equity	27,658	28,417

Total liabilities and shareholders’ equity.	$114,870	$108,359

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUES:
Product revenue, net	$61,561	$60,300	$195,435	$183,156

Gross service fee revenue	15,456	9,100	39,087	27,908
Less pass-through charges	3,856	880	9,327	2,325

Net service fee revenues	11,600	8,220	29,760	25,583

Total net revenues	73,161	68,520	225,195	208,739

COSTS OF REVENUES:
Cost of product revenue	58,126	56,988	184,302	172,980
Cost of net service fee revenue	7,648	5,790	19,610	17,253

Total costs of revenues	65,774	62,778	203,912	190,233

Gross profit	7,387	5,742	21,283	18,506
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,451	6,336	20,493	19,029

Income (loss) from operations	936	(594)	790	(523)
INTEREST EXPENSE, NET	373	475	1,125	1,589

Income (loss) before income taxes	563	(1,069)	(335)	(2,112)
INCOME TAX EXPENSE	143	72	533	336

NET INCOME (LOSS)	$420	$(1,141)	$(868)	$(2,448)

NET INCOME (LOSS) PER SHARE:
Basic	$0.02	$(0.06)	$(0.04)	$(0.13)

Diluted	$0.02	$(0.06)	$(0.04)	$(0.13)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	21,386	18,761	21,270	18,537

Diluted	23,071	18,761	21,270	18,537

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(868)	$(2,448)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,509	3,497
Provision for doubtful accounts	235	387
Provision for excess and obsolete inventory	1,036	1,412
Deferred income taxes	(109)	(78)
Non-cash compensation expense	14	6
Changes in operating assets and liabilities:
Accounts receivables	(5,805)	(1,094)
Inventories, net	382	8,528
Prepaid expenses, other receivables and other current assets	(2,480)	(459)
Accounts payable, accrued expenses and deferred income	9,793	3,948

Net cash provided by operating activities	5,707	13,699

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,442)	(1,002)
Decrease in restricted cash	258	1,700

Net cash provided by (used in) investing activities	(3,184)	698

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(793)	(672)
Decrease (increase) in restricted cash	727	(29)
Proceeds from issuance of common stock	303	573
Payments on debt, net	(2,472)	(11,352)

Net cash used in financing activities	(2,235)	(11,480)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(90)	(162)

NET INCREASE IN CASH AND CASH EQUIVALENTS	198	2,755
CASH AND CASH EQUIVALENTS, beginning of period	14,743	8,595

CASH AND CASH EQUIVALENTS, end of period	$14,941	$11,350

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under capital leases	$1,490	$204

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

Basis of Presentation

     The unaudited interim condensed consolidated financial statements as of September 30, 2004, and for the three and nine months ended September 30, 2004 and 2003, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of September 30, 2004, its results of operations for the three and nine months ended September 30, 2004 and 2003 and its results of cash flows for the three and nine months ended September 30, 2004 and 2003. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Subordinated Loan to Affiliate

     PFSweb has loaned Supplies Distributors monies in the form of a Subordinated Demand Note (“Subordinated Note”). Under certain terms of the Company’s senior debt facilities, the outstanding balance of the Subordinated Note cannot be increased or decreased without prior approval of the Company’s lenders. In March 2004, the Company’s lenders agreed to reduce the required minimum Subordinated Note balance from $8.0 million to $7.0 million. As of September 30, 2004 and December 31, 2003, the outstanding balance of the Subordinated Note, which is eliminated upon the consolidation of Holdings’ financial position, was $7.0 million and $8.0 million, respectively.

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

Concentration of Business and Credit Risk

     The Company’s product revenue was primarily generated by sales of product purchased under master distributor agreements with one supplier. Sales to one customer accounted for approximately 12%, and sales to another customer accounted for approximately 10% of the Company’s total product revenues for the nine months ended September 30, 2004. Service fee revenue from two clients individually accounted for approximately 44% and 16% of net service fee revenue for the nine months ended September 30, 2004. On a consolidated basis, one client accounted for approximately 16% of the Company’s total revenues for the nine months ended September 30, 2004. As of September 30, 2004, one customer/client accounted for approximately 19% of accounts receivable. As of December 31, 2003, two customers/clients accounted for approximately 37% of accounts receivable.

     In conjunction with Supplies Distributors’ and its subsidiaries’ financings, PFSweb has provided certain collateralized guarantees on behalf of Supplies Distributors and its subsidiaries. Supplies Distributors’ and its subsidiaries’ ability to obtain financing on similar terms would be significantly impacted without these guarantees. Additionally, since Supplies Distributors and its subsidiaries have limited personnel and physical resources, their ability to conduct business could be materially impacted by contract terminations by the party performing product demand generation for the IBM products.

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Inventories

     Inventories (merchandise, held for resale, all of which are finished goods) are stated at the lower of cost or market. Supplies Distributors and its subsidiaries assume responsibility for slow-moving inventory under certain master distributor agreements, subject to certain termination rights, but have the right to return product rendered obsolete by engineering changes, as defined. The Company reviews inventory for impairment on a quarterly basis. Recoverability of the inventory on hand is measured by comparison of the carrying value of the inventory to the fair value of the inventory. The allowance for slow moving inventory was $2.4 million and $1.3 million at September 30, 2004 and December 31, 2003, respectively.

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

Property and Equipment

     The Company’s property held under capital leases amounted to approximately $3.2 million and $3.1 million, net of accumulated amortization of approximately $5.1 million and $4.6 million, at September 30, 2004 and December 31, 2003, respectively.

Stock-Based Compensation

     The Company accounts for stock options using the intrinsic-value method as outlined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation and Interpretation of APB No. 25, issued in March 2000. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. The exercise prices of all options granted during the three and nine months ended September 30, 2004 and 2003 were equal to the market price of the Company’s common stock at the date of grant. As such, no compensation cost was recognized during those periods for stock options granted to employees. The following table shows the pro forma effect on the Company’s net income (loss) and income (loss) per share as if compensation cost had been recognized for stock options based on their fair value at the date of the grant. The pro forma effect of stock options on the Company’s net income (loss) for those periods may not be representative of the pro forma effect for future periods due to the impact of vesting and potential future awards.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net income (loss) as reported	$420	$(1,141)	$(868)	$(2,448)
Add: Stock-based non-employee compensation expense included in reported net income (loss)	—	—	14	6
Deduct: Total stock-based employee and non-employee compensation expense determined under fair value based method	(128)	(110)	(400)	(422)

Pro forma net income (loss), applicable to common stock for basic and diluted computations	$292	$(1,251)	$(1,254)	$(2,864)

Income (loss) per common share – as reported
Basic	$0.02	$(0.06)	$(0.04)	$(0.13)

Diluted	$0.02	$(0.06)	$(0.04)	$(0.13)

Income (loss) per common share – pro forma
Basic	$0.01	$(0.07)	$(0.06)	$(0.15)

Diluted	$0.01	$(0.07)	$(0.06)	$(0.15)

     During the nine months ended September 30, 2004, the Company issued an aggregate of 789,000 options to purchase shares of common stock to officers, directors, employees and consultants of PFSweb.

3. COMPREHENSIVE INCOME (LOSS) (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$420	$(1,141)	$(868)	$(2,448)
Other comprehensive income (loss):
Foreign currency translation adjustment	164	104	(208)	912

Comprehensive income (loss)	$584	$(1,037)	$(1,076)	$(1,536)

4. NET INCOME (LOSS) PER COMMON SHARE AND COMMON SHARE EQUIVALENT

     Basic and diluted net income (loss) per common share attributable to the Company’s common stock were determined based on dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding. For the three months ended September 30, 2003 and the nine months ended September 30, 2004 and 2003, all outstanding options to purchase common shares were anti-dilutive and have been excluded from the weighted diluted average share computation. For the three months ended September 30, 2004, the effect of dilutive stock options increased the number of weighted average shares outstanding by 1,685,072 for computing diluted net income per share. As of September 30, 2004 and 2003 there were 5,036,251 and 4,668,292 options outstanding, respectively.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

5. DEBT AND CAPITAL LEASE OBLIGATIONS:

     Debt and capital lease obligations consist of the following (in thousands):

	September 30,	December 31,
	2004	2003
Inventory and working capital financing agreements:
United States	$21,467	$26,034
Europe	11,220	11,526
Loan and security agreements:
Supplies Distributors	11,602	13,146
PFSweb	5,081	3,514
Factoring agreement, Europe	4,362	2,296
Term master lease agreements	3,478	3,080
Other	543	251

Total	57,753	59,847
Less current portion of long-term debt	54,972	57,085

Long-term debt, less current portion	$2,781	$2,762

Inventory and Working Capital Financing Agreement, United States

     Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of IBM products in the United States, providing financing for eligible IBM inventory and for certain other receivables up to $27.5 million through its expiration on March 29, 2005. As of September 30, 2004, Supplies Distributors had $6.0 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Holdings and Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $7.0 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 1%. The facility accrues a quarterly commitment fee of 0.375% on the unused portion of the commitment, and a monthly service fee.

Inventory and Working Capital Financing Agreement, Europe

     SDSA and Supplies Distributors’ wholly-owned subsidiary Business Supplies Distributors Europe B.V. (“BSD Europe”) have a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance their distribution of IBM products in Europe. The asset based credit facility with IBM Belgium provides up to 12.5 million Euros (approximately $15.4 million) in financing for purchasing IBM inventory and for certain other receivables through March 29, 2005. As of September 30, 2004, SDSA and BSD Europe had 2.6 million euros ($3.2 million) of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Holdings, Supplies Distributors, SDSA and BSD Europe to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by all of the assets of SDSA and BSD Europe, as well as collateralized guaranties of Holdings, Supplies Distributors and PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $7.0 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at Euribor plus 2.5%. SDSA and BSD Europe pay a monthly service fee on the commitment.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Loan and Security Agreement – Supplies Distributors

     Supplies Distributors has a loan and security agreement with Congress Financial Corporation (Southwest) (“Congress”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of September 30, 2004, Supplies Distributors had $2.6 million of available credit under this agreement. The Congress facility expires on the earlier of March 29, 2007 or the date on which the parties to the IBM master distributor agreement shall no longer operate under the terms of such agreement and/or IBM no longer supplies products pursuant to such agreement. Borrowings under the Congress facility accrue interest at prime rate, prime rate plus up to 0.25%, Eurodollar rate or Eurodollar rate plus up to 2.75%, as defined. This agreement contains cross default provisions, various restrictions upon the ability of Holdings and Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, PFSweb is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $6.5 million and restricted cash of less than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors and SDC entered into blocked account agreements with their banks and Congress whereby a security interest was granted to Congress for all customer remittances received in specified bank accounts. At September 30, 2004 and December 31, 2003, these bank accounts held $0.1 million and $0.8 million, respectively, which was restricted for payment to Congress.

Loan and Security Agreement – PFSweb

     Priority Fulfillment Services, Inc. and Priority Fulfillment Services of Canada, Inc. (both wholly-owned subsidiaries of PFSweb and collectively the “Borrowers”) have a Loan and Security Agreement with Comerica Bank (“Comerica Agreement”). The Comerica Agreement provides for up to $5.0 million of eligible accounts receivable financing in the United States and Canada (“Working Capital Advances”) through March 28, 2005 and up to $2.5 million of eligible equipment purchases (“Equipment Advances”) through September 10, 2006. Outstanding Working Capital Advances, $3.5 million as of September 30, 2004, accrue interest at prime rate plus 1%. Outstanding Equipment Advances, $1.6 million as of September 30, 2004, accrue interest at prime rate plus 1.5%. As of September 30, 2004, the Borrowers had $1.4 million of available credit under the Working Capital Advance portion of this facility. In October 2004, the Company repaid the $3.5 million of Working Capital Advances outstanding as of September 30, 2004. The Comerica Agreement contains cross default provisions, various restrictions upon the Borrowers’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth, as defined, of $19.0 million and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the Subordinated Note to a maximum of $8.0 million. The Comerica Agreement is secured by all of the assets of the Borrowers, as well as a guarantee of PFSweb, Inc. The Comerica Agreement requires the Borrowers to maintain a minimum cash balance of $1.25 million at Comerica Bank.

Factoring Agreement

     SDSA has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million euros (approximately $9.2 million) of eligible accounts receivables through March 29, 2005. As of September 30, 2004, SDSA had approximately 0.4 million euros ($0.5 million) of available credit under this agreement. Borrowings under this agreement can be either cash advances or straight loans, as defined. Cash advances accrue interest at the fixed interest rate of Belgium banks plus .75%, or on an adjusted basis as defined, but not lower than 6%; and straight loans accrue interest at Euribor plus 1.3%. This agreement contains various restrictions upon the ability of SDSA to, among other things, merge, consolidate and incur indebtedness, as well as financial covenants, such as minimum net worth. This agreement is secured by a guarantee of Supplies Distributors, up to a maximum of 200,000 euros.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Debt Covenants

     To the extent the Company fails to comply with its covenants, including the monthly financial covenant requirements and required level of consolidated shareholders’ equity ($19.0 million), and the lenders accelerate the repayment of the credit facility obligations, the Company would be required to repay all amounts outstanding thereunder. Any acceleration of the repayment of the credit facilities would have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. At September 30, 2004, the Company was in compliance with all debt covenants.

     PFSweb has also provided a guarantee of the obligations of Supplies Distributors and SDSA to IBM, excluding the trade payables that are financed by IBM credit.

Master Lease Agreements

     The Company has a Term Lease Master Agreement with IBM Credit Corporation (“Master Lease Agreement”) that provides for leasing or financing transactions of equipment and other assets, which generally have terms of 3 to 5 years. The outstanding leasing transactions ($1.3 million and $0.1 million as of September 30, 2004 and December 31, 2003, respectively) are secured by the related equipment and a letter of credit. The outstanding financing transactions ($0.6 million and $0.8 million as of September 30, 2004 and December 31, 2003, respectively) are secured by a letter of credit.

     The Company has a master agreement with a leasing company that has provided for leasing transactions of certain equipment. The amounts outstanding under this agreement were $1.3 million and $1.5 million as of September 30, 2004 and December 31, 2003, respectively, and are secured by the related equipment.

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues (in thousands):
PFS	$13,452	$10,079	$35,643	$31,137
Holdings	61,561	60,300	195,435	183,156
Eliminations	(1,852)	(1,859)	(5,883)	(5,554)

	$73,161	$68,520	$225,195	$208,739

Income (loss) from operations (in thousands):
PFS	$(337)	$(1,703)	$(3,394)	$(4,134)
Holdings	1,273	1,101	4,177	3,589
Eliminations	—	8	7	22

	$936	$(594)	$790	$(523)

Depreciation and amortization (in thousands):
PFS	$1,173	$1,136	$3,502	$3,476
Holdings	—	14	14	43
Eliminations	—	(8)	(7)	(22)

	$1,173	$1,142	$3,509	$3,497

Capital expenditures (in thousands):
PFS	$1,645	$521	$3,442	$1,002
Holdings	—	—	—	—
Eliminations	—	—	—	—

	$1,645	$521	$3,442	$1,002

	September 30,	December 31,
	2004	2003
Assets (in thousands):
PFS	$49,041	$43,629
Holdings	79,155	77,878
Eliminations	(13,326)	(13,148)

	$114,870	$108,359

7. COMMITMENTS AND CONTINGENCIES

     In August 2004, the Company entered into a three-year contract relationship with a new client. To fulfill its obligations under this relationship, the Company entered into a three-year operating lease arrangement for a new distribution facility in Southaven, MS, near its existing distribution complex in Memphis, TN.

     The Company receives municipal tax abatements in certain locations. During 2004 the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements. The Company has disputed the notice and has had preliminary discussions with the municipality. If the dispute is not resolved favorably, the Company could be assessed additional taxes for calendar year 2004. The Company has not accrued for the additional taxes, which through September 30, 2004 could be $0.3 million to $0.4 million, as it does not believe that it is probable that an additional assessment will be incurred.

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

Forward-Looking Information

     We have made forward-looking statements in this Report on Form 10-Q. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “seek,” “strive,” “believe,” “expect,” “anticipate,” “predict,” “potential,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “target” and “estimate” or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to those set forth above or elsewhere in this Report on Form 10-Q and our Form 10-K for the year ended December 31, 2003, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:

•	our ability to retain and expand relationships with existing clients and attract and implement new clients;

•	our reliance on the fees generated by the transaction volume or product sales of our clients;

•	our reliance on our clients’ projections or transaction volume or product sales;

•	our dependence upon our agreements with IBM;

•	our dependence upon our agreements with our major clients;

•	our client mix, their business volumes and the seasonality of their business;

•	our ability to finalize pending contracts;

•	the impact of strategic alliances and acquisitions;

•	trends in the market for our services;

•	trends in e-commerce;

•	whether we can continue and manage growth;

•	changes in the trend toward outsourcing;

•	increased competition;

•	our ability to generate more revenue and achieve sustainable profitability;

•	effects of changes in profit margins;

•	the customer and supplier concentration of our business;

•	the unknown effects of possible system failures and rapid changes in technology;

•	trends in government regulation both foreign and domestic;

•	foreign currency risks and other risks of operating in foreign countries;

•	potential litigation;

•	our dependency on key personnel;

•	our ability to raise additional capital or obtain additional financing; and

•	our ability or the ability of our subsidiaries to borrow under current financing arrangements and maintain compliance with debt covenants.

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

Overview

     We are an international provider of integrated business process outsourcing solutions to major brand name companies seeking to maximize their supply chain efficiencies and to extend their traditional business and e-commerce initiatives. We derive our revenues from a broad range of services, including professional consulting, technology collaboration, order management, managed web hosting and web development, customer relationship management, financial services including billing and collection services and working capital solutions, options kitting and assembly services, information management and international fulfillment and distribution services. We offer our services as an integrated solution, which enables our clients to outsource their complete infrastructure needs to a single source and to focus on their core competencies. Our distribution services are primarily conducted at our warehouses and include real-time inventory management and customized picking, packing and shipping of our clients’ customer orders. We currently provide infrastructure and distribution solutions to clients that operate in a range of vertical markets, including technology manufacturing, computer products, printers, cosmetics, fragile goods, high security collectibles, pharmaceuticals, contemporary home furnishings, apparel, telecommunications and consumer electronics, among others.

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

     Growth is a key element to us achieving our future goals, including reaching sustainable profitability. Our growth is driven by two main elements: new client relationships and organic growth from existing clients. On an overall basis, we have experienced an increase in service fee revenues from existing clients and an increase in product revenues in recent periods. In recent months we have also seen an increase in the activity with new service contract relationships. While the lead times to close new deals continue to be unpredictable, our recent closure rate has been more successful than in the past. Due to the time period estimated to fully implement recent new client contracts, we expect to realize the majority of the service fee revenue and gross margin benefit of these recent contracts in calendar year 2005. However, we do expect to recognize some revenue contributions as well as incremental implementation costs for certain of these recent contracts during the quarter ending December 31, 2004.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Product revenue	84.1%	88.0%	86.8%	87.7%

Gross service fee revenue	21.1	13.3	17.4	13.4
Pass-through charges	(5.3)	(1.3)	(4.1)	(1.1)

Net service fee revenue	15.9	12.0	13.2	12.3

Total net revenues	100.0	100.0	100.0	100.0

Cost of product revenue (as % of product revenue)	94.4	94.5	94.3	94.4
Cost of service fee revenue (as % of net service fee revenue)	65.9	70.4	65.9	67.4
Total costs of revenues	89.9	91.6	90.5	91.1

Gross profit	10.1	8.4	9.5	8.9
Selling, general and administrative expenses	8.8	9.3	9.1	9.1

Income (loss) from operations	1.3	(0.9)	0.4	(0.2)
Interest expense, net	0.5	0.7	0.5	0.8

Income (loss) before income taxes	0.8	(1.6)	(0.1)	(1.0)
Income tax expense	0.2	0.1	0.3	0.2

Net income (loss)	0.6%	(1.7)%	(0.4)%	(1.2)%

Results of Operations for the Interim Periods Ended September 30, 2004 and 2003

     Product Revenue. Product revenue was $61.6 million for the three months ended September 30, 2004, as compared to $60.3 million for the three months ended September 30, 2003, an increase of $1.3 million, or 2.1%. The increase in product revenue resulted primarily from the favorable impact of exchange rates on our European and Canadian operations. Product revenue was $195.4 million for the nine months ended September 30, 2004, as compared to $183.2 million for the nine months ended September 30, 2003, an increase of $12.2 million, or 6.7%. The increase in product revenue resulted primarily from the favorable impact of exchange rates on our European and Canadian operations, increased sales volumes of certain existing products and the addition of certain new products.

     Net Service Fee Revenue. Net service fee revenue was $11.6 million for the three months ended September 30, 2004 as compared to $8.2 million for the three months ended September 30, 2003, an increase of $3.4 million or 41.1%. Net service fee revenue for both the three months ended September 30, 2004 and 2003 included increased service fees generated from incremental projects with certain client relationships. Net service fee revenue was $29.8 million for the nine months ended September 30, 2004 as compared to $25.6 million for the nine months ended September 30, 2003, an increase of $4.2 million or 16.3%. The change in net service fee revenue is shown below ($ millions):

	Three	Nine
	Months	Months
Period ended September 30, 2003	$8.2	$25.6
New service contract relationships, including certain incremental projects under new contracts	1.5	2.7
Increase in existing client service fees from organic growth and certain incremental projects with existing clients	2.4	2.6
Terminated clients not included in 2004 revenue	(0.5)	(1.1)

Period ended September 30, 2004	$11.6	$29.8

     Net service fee revenue for the three and nine months ended September 30, 2004 included approximately $0.02 million and $1.0 million, respectively, of fees earned from clients contracts terminated during 2004.

     Cost of Product Revenue. Cost of product revenue was $58.1 million for the three months ended September 30, 2004, as compared to $57.0 million for the three months ended September 30, 2003, an increase of $1.1 million or 2.0%. Cost of product revenue as a percent of product revenue was 94.4% during the three months ended September 30, 2004 and 94.5% during the three months ended September 30, 2003. The resulting gross profit margin was 5.6% for the three months ended September 30, 2004 and 5.5% for the three months ended September 30, 2003. Cost of product revenue was $184.3 million for the nine months ended September 30, 2004, as compared to $173.0 million for the nine months ended September 30, 2003, an increase of $11.3 million or 6.5%. Cost of product revenue as a percent of product revenue was 94.3% during the nine months ended September 30, 2004 and 94.4% during the nine months ended September 30, 2003. The resulting gross profit margin was 5.7% for the nine months ended September 30, 2004 and 5.6% for the nine months ended September 30, 2003. Cost of product revenue increased during each period primarily as the result of the impact of exchange rates on our European and Canadian operations, increased volumes of certain existing products and the addition of certain new products and additional reserves for inventory impairment.

     Cost of Net Service Fee Revenue. Cost of net service fee revenue was $7.6 million for the three months ended September 30, 2004, as compared to $5.8 million during the three months ended September 30, 2003, an increase of $1.8 million or 32.1%. The resulting service fee gross profit was $4.0 million or 34.1% of net service fee revenue, during the three months ended September 30, 2004 as compared to $2.4 million, or 29.6% of net service fee revenue for the three months ended September 30, 2003. Our gross profit as a percent of net service fees increased in the current period primarily due to incremental projects with certain client relationships offset by incremental costs on new contracts. Cost of net service fee revenue was $19.6 million for the nine months ended September 30, 2004, as compared to $17.3 million during the nine months ended September 30, 2003, an increase of $2.3 million or 13.7%. The resulting service fee gross profit was $10.2 million or 34.1% of net service fee revenue, during the nine months ended September 30, 2004 as compared to $8.3 million, or 32.6% of net service fee revenue for the nine months ended September 30, 2003. Our gross profit as a percent of net service fees increased primarily due to incremental projects with certain client relationships offset by incremental costs on new contracts. As we add new service fee revenue in the future, we currently intend to target the underlying contracts to earn an average gross profit percentage of 30-40%, but we have and may continue to accept lower gross margin percentages on certain contracts depending on contract scope and other factors.

     Selling, General and Administrative Expenses. SG&A expenses were $6.5 million for the three months ended September 30, 2004, or 8.8% of total net revenues, as compared to $6.3 million, or 9.3% of total net revenues, for the three months ended September 30, 2003. SG&A expenses were $20.5 million for the nine months ended September 30, 2004, or 9.1% of total net revenues, as compared to $19.0 million, or 9.1% of total net revenues, for the nine months ended September 30, 2003. SG&A expenses for the nine months ended September 30, 2004 increased from the prior year period primarily due to additional expenses incurred in preparation of complying with the Sarbanes-Oxley Act and incremental sales and marketing expenses. SG&A expenses declined from the quarter ended June 30, 2004 primarily due to the timing of certain expenditures, including professional fees and sales and marketing costs. Due to the timing of certain expenditures, we expect an increase in SG&A expenses in the quarter ending December 31, 2004 from the amount incurred during the quarter ended September 30, 2004.

     Interest Expense, net. Net interest expense was $0.4 million for the three months ended September 30, 2004 as compared to $0.5 million for the three months ended September 30, 2003. Net interest expense was $1.1 million for the nine months ended September 30, 2004 as compared to $1.6 million for the nine months ended September 30, 2003. The decrease in net interest expense is primarily due to lower average loan balances as a result of reduced inventory levels.

     Income Taxes. For the three months ended September 30, 2004 and 2003, we recorded a tax provision of $0.1 million primarily associated with our subsidiary Supplies Distributors’ Canadian and European operations. For the nine months ended September 30, 2004 and 2003, we recorded a tax provision of $0.5 million and $0.3 million, respectively, primarily associated with our subsidiary Supplies Distributors’ Canadian and European operations. We did not record an income tax benefit associated with our consolidated net loss in our U.S. operations. A valuation allowance has been provided for our net deferred tax assets as of September 30, 2004, which are primarily related to our net operating loss carryforwards. We did not record an income tax benefit for our PFSweb European pre-tax losses in the current or prior periods. Due to the consolidation of Supplies Distributors, in the future we anticipate that we will continue to record an income tax provision associated with Supplies Distributors’ Canadian and European results of operations.

Liquidity and Capital Resources

     Net cash provided by operating activities was $5.7 million for the nine months ended September 30, 2004, and primarily resulted from a $9.8 million increase in accounts payable, accrued expenses and deferred income partially offset by increases in accounts receivable of $5.8 million and prepaid expenses, other receivables and other current assets of $2.5 million. The increase in accounts payable was due to the timing of invoice processing by one of our master distribution vendors and an increase in certain liabilities due to clients for unremitted funds collected on their behalf and reimbursable expense deposits. The increase in accounts receivable was partially due to increased service fee billings for certain client relationships and increased receivables from our Supplies Distributors business segment. Net cash provided by operating activities was $13.7 million for the nine months ended September 30, 2003, and primarily resulted from a $8.5 million decrease in inventory and an increase in accounts payable and accrued expenses of $3.9 million, partially offset by an increase in accounts receivable of $1.1 million.

     Net cash used in investing activities for the nine months ended September 30, 2004 totaled $3.2 million, primarily representing capital expenditures. Net cash provided by investing activities for the nine months ended September 30, 2003 totaled $0.7 million, resulting from a decrease in restricted cash offset by capital expenditures. Capital expenditures have historically consisted primarily of additions to upgrade our management information systems, including our Internet-based customer tools, other methods of e-commerce and general expansion of and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures in order to support new contracts and anticipated future growth opportunities. Based on our current client business activity, we anticipate that our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months will be approximately $7 to $10 million, including expenditures to equip our new leased facility in Southaven, MS as discussed below. Future client contracts may require additional capital expenditures to support the services to such clients. A portion of these expenditures may be financed through operating or capital leases. We may elect to modify or defer a portion of such anticipated investments in the event that we do not achieve the revenue necessary to support such investments.

     Net cash used in financing activities was approximately $2.2 million for the nine months ended September 30, 2004, primarily representing $0.8 million of payments on our capital lease obligations and $2.5 million of payments on debt partially offset by a $0.7 million decrease in restricted cash. Net cash used in financing activities was approximately $11.5 million for the nine months ended September 30, 2003, primarily representing $0.7 million of payments on our capital lease obligations and $11.4 million of payments on debt, offset by $0.6 million of proceeds from the issuance of common stock pursuant to our employee stock purchase and stock option programs.

     During the nine months ended September 30, 2004, our working capital decreased to $19.8 million from $21.4 million at December 31, 2003, primarily as a result of funding operating losses and capital expenditures. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities, entering into new debt agreements or transferring a portion of our subordinated loan balance due from our subsidiary Supplies Distributors, Inc. (“Supplies Distributors”) to third-parties. In conjunction with certain of these alternatives, we may be required to provide certain letters of credit to secure these arrangements. No assurances can be given that we will be successful in obtaining any additional financing or the terms thereof. We currently believe that our cash position, financing available under our credit facilities and funds generated from operations (including our anticipated revenue growth and/or cost reductions to offset lower than anticipated revenue growth) will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our lease obligations, and additional subordinated loans to our subsidiary Supplies Distributors, if necessary, for at least the next twelve months.

     Supplies Distributors has a short-term credit facility with IBM Credit LLC (“IBM Credit”) and its subsidiaries Supplies Distributors S.A. (“SDSA”) and Business Supplies Distributors Europe B.V., European corporations, have a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance their distribution of IBM products. We have provided a collateralized guaranty to secure the repayment of these credit facilities. As of September 30, 2004, the asset-based credit facilities provided financing for up to $27.5 million and up to 12.5 million Euros (approximately $15.4 million) with IBM Credit and IBM Belgium, respectively. These agreements expire in March 2005.

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

     SDSA has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million Euros (approximately $9.2 million) of eligible accounts receivables through March 29, 2005. Borrowings under this agreement can be either cash advances or straight loans, as defined.

     These credit facilities contain cross default provisions, various restrictions upon the ability of our subsidiaries Business Supplies Distributors Holdings, LLC (“Holdings”), Supplies Distributors and SDSA to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as cash flow from operations, annualized revenue to working capital, net profit after tax to revenue, minimum net worth and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as collateralized guaranties of Holdings and PFSweb. Additionally, we are required to maintain a subordinated loan to Supplies Distributors of no less than $7.0 million, maintain restricted cash of less than $5.0 million, are restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure and a minimum shareholders’ equity of at least $19.0 million. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or SDSA under these facilities if Supplies Distributors or SDSA is unable to do so. We have also provided a guarantee of the obligations of Supplies Distributors and SDSA to IBM, excluding the trade payables that are financed by IBM credit.

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

     In August 2004, we entered into a three-year contract relationship with a new client. To fulfill our obligations under this relationship, we entered into a three-year operating lease arrangement for a new distribution facility in Southaven, MS, near our existing distribution complex in Memphis, TN. Additionally, we expect to incur capital expenditures of $4 million to $5 million to equip the new facility. We intend to finance these capital expenditures through leases or debt financing, however we can provide no assurance that we will be able to obtain such financing.

     The following is a schedule of our total contractual cash and other obligations as of September 30, 2004, which is comprised of operating leases, debt and capital leases, including interest (in millions):

	Payments Due By Period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Debt	$54,829	$53,908	$921	$—	$—
Capital lease obligations	3,294	1,269	1,742	283	—
Operating leases	22,167	6,188	11,132	3,700	1,147

Total	$80,290	$61,365	$13,795	$3,983	$1,147

     In support of certain debt instruments and leases, as of September 30, 2004, we had $0.9 million of cash restricted as collateral for a letter of credit. The letter of credit automatically decreases at certain dates through its expiration in March 2007. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain Supplies Distributors’ credit facilities. Many of the debt facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other agreements. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. Any requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of September 30, 2004, we were in compliance with all debt covenants and we believe that we will maintain such compliance throughout calendar year 2004. Other than those noted herein, we do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.

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

Interest Rate Risk

     Our interest rate risk is limited to our outstanding balances on our inventory and working capital financing agreements, loan and security agreements and factoring agreement for the financing of inventory, accounts receivable and certain other receivables, which amounted to $54.3 million at September 30, 2004. A 100 basis point movement in interest rates would result in approximately $0.2 million annualized increase or decrease in interest expense based on the outstanding balance of these agreements at September 30, 2004.

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

     None

ITEM 3. Defaults Upon Senior Securities

     None

ITEM 4. Submission of Matters to a Vote of Security Holders

     None

ITEM 5. Other Information

     None.

ITEM 6. Exhibits and Reports on Form 8-K

a)	Exhibits:

Exhibit
No.	Description of Exhibits
3.1*	Amended and Restated Certificate of Incorporation

3.2*	Amended and Restated Bylaws

10.1**	Industrial Lease Agreement by and between Industrial Developments International, Inc. and Priority Fulfillment Services, Inc.

10.2**	Guaranty by PFSweb, Inc. in favor of Industrial Developments International, Inc.

10.3**	Lease between Fleet National Bank and Priority Fulfillment Services, Inc.

10.4**	Guaranty by PFSweb, Inc. in favor of Fleet National Bank

10.5**	Amendment No. 3 to Lease dated as of March 3, 1999 between Fleet National Bank and Priority Fulfillment Services, Inc.

31.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

**	Filed herewith

b)	Reports on Form 8-K:

Form 8-K furnished on August 16, 2004 reporting Item 12, Results of Operations and Financial Condition, that on August 16, 2004, PFSweb, Inc. issued a press release announcing its financial results for the quarter ended March 31, 2004.

Form 8-K filed on August 30, 2004 reporting Item 1.01, Entry into a Material Definitive Agreement, that on August 25, 2004, Priority Fulfillment Services, Inc., a wholly-owned subsidiary of PFSweb, Inc., entered into a Lease with Fleet National Bank.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2004

PFSweb, Inc.
By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer, Chief Accounting Officer, Executive Vice President

INDEX TO EXHIBITS

Exhibit
No.	Description of Exhibits
3.1*	Amended and Restated Certificate of Incorporation

3.2*	Amended and Restated Bylaws

10.1**	Industrial Lease Agreement by and between Industrial Developments International, Inc. and Priority Fulfillment Services, Inc.

10.2**	Guaranty by PFSweb, Inc. in favor of Industrial Developments International, Inc.

10.3**	Lease between Fleet National Bank and Priority Fulfillment Services, Inc.

10.4**	Guaranty by PFSweb, Inc. in favor of Fleet National Bank

10.5**	Amendment No. 3 to Lease dated as of March 3, 1999 between Fleet National Bank and Priority Fulfillment Services, Inc.

31.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

**	Filed herewith