Form 10-K
period 2004-12-31
PFSWEB INC
filed 2005-03-31
CIK 1095315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-28275

PFSWEB, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2837058
(State or other jurisdiction of incorporation or organization) 500 North Central Expressway, Plano, Texas	(I.R.S. Employer Identification Number) 75074
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:
972-881-2900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

     Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 (based on the closing price as reported by the National Association of Securities Dealers Automated Quotation System) was $28,916,890.

     As of February 28, 2005, there were 22,247,891 shares of the registrant’s Common Stock, $.001 par value, outstanding, excluding 86,300 shares of common stock in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

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

PART I

Item 1. Business

General

     PFSweb is a leading provider of outsourcing and supply chain solutions. PFSweb’s service breadth includes logistics and fulfillment, freight and transportation management, real-time order management, kitting and assembly, customer care (CRM), facility operations and management, web-commerce design and hosting, payment processing and financial services and more. Collectively, we define our offering as Business Process Outsourcing because we extend our clients infrastructure and technology capabilities, addressing an entire business transaction cycle from demand generation to product delivery. Our solutions support both business-to-business (“B2B”) and business-to-consumer (“B2C”) segments of the supply chain.

     PFSweb serves as the “brand behind the brand” for companies seeking to increase their supply chain efficiencies. As a business process outsourcer, we offer scalable and cost-effective solutions for manufacturers, distributors, retailers and direct marketing organizations across a wide range of industry segments, from consumer goods to aviation. We provide our clients with seamless and transparent solutions to support their business strategies, allowing them to focus on their core competencies. Leveraging PFSweb’s technology, expertise and proven methodology, we enable client organizations to develop and deploy new products, and implement new business strategies or address new distribution channels rapidly and efficiently through our optimized solutions. Our clients engage us both as a consulting partner to assist them in the design of a business solution as well as a virtual and physical infrastructure partner providing the mission critical operations required to build and manage that business solution. Together, we not only help our clients define new ways of doing business, but also provide them the technology, physical infrastructure and professional resources necessary to quickly implement this new business model. We allow our clients to quickly and dramatically change how they ‘go-to-market.’

     Each client has a unique business model and unique strategic objectives that require highly customized solutions. PFSweb supports clients in a wide array of industries including technology products, consumer goods, aviation, collectibles, food and beverage, apparel and home furnishings. These clients turn to PFSweb for help in addressing a variety of business issues that include customer satisfaction and retention, time-definite logistics, vendor managed inventory and integration, supply chain compression, cost model realignments, transportation management and international expansion, among others. We also act as a constructive agent of change, providing clients the ability to alter their current distribution model, establish direct relationships with end-customers, and reduce the overall time and costs associated with existing distribution channel strategies. Our clients are seeking solutions that will provide them with dynamic supply chain and channel marketing efficiencies, while ultimately delivering a world-class customer service experience.

     Our technology and business infrastructure offering is flexible, reliable and fully scalable. This flexibility allows us to design custom, variable cost solutions to fit the business requirements of our clients’ strategies. We earn revenue from two distinct business segments, yet operationally similar business models:

•	First, we earn service fee revenues from charges to process individual business transactions on our clients behalf through our technology and infrastructure capabilities. These business transactions may include the answering of a phone call or an e-mail, the design and hosting of a client web-site, the receipt and storage of a client’s inventory, the kitting and assembly of products to meet a client’s customer’s specifications, the shipping of products to our client’s customer base, the management of a complex set of electronic data transactions designed to keep our client’s suppliers and customers accounting records in balance, or the processing of a returned package. In the service fee revenue business segment, we do not own the inventory or the resulting accounts receivable, but provide management services for these client-owned assets.

•	Secondly, we earn product revenue through our master distributor relationship with certain clients. In the product revenue business segment, we purchase inventory and upon sale of the product, own the accounts receivable.

     Our capabilities are expansive. To offer the most necessary and resourceful solutions to our clients, we are continually developing capabilities to meet the pressing business issues in the marketplace. Our business objective is to focus on “Leading the Evolution of Outsourcing.” As our tagline suggests, we will continue to evolve our service offering to meet the needs of the marketplace and the demands of unique client requirements. We are most successful when we develop a new capability to enable a client to pursue a new initiative and we are then able to leverage that revolutionary development across other client or prospect solutions, as it becomes “best practice” in the marketplace. Our team of experts design and build diverse solutions for Fortune 1000, Global 2000 and major brand name clients around a flexible core of technology and physical infrastructure that includes:

•	Technology collaboration provided by our suite of technology services, called the Entente Suite(SM), that are e-commerce and collaboration services that enable buyers and suppliers to fully automate their business transactions within their supply chain. Entente supports industry standard collaboration techniques including XML based protocols such as Biztalk and RosettaNet, real-time application interfaces, text file exchanges via secured FTP, and traditional electronic data interchange (“EDI”);

•	Managed hosting and Internet application development services, including web site design, creation, integration and ongoing maintenance, support and enhancement of web site;

•	Order management, including order processing from any source of entry, back order processing and future order processing, tracking and tracing, credit management, electronic payment processing, calculation and collection of sales tax and VAT, comprehensive freight calculation and email notification, all with multiple currency and language options;

•	Customer Relationship Management (“CRM”), including interactive voice response (“IVR”) technology and web-enabled customer contact services through world-class call centers utilizing voice, e-mail, voice over internet protocol (“VOIP”) and internet chat communications that are fully integrated with real-time systems and historical data archives to provide complete customer lifecycle management;

•	International fulfillment and distribution services, including warehouse management, inventory management, vendor managed inventory, inventory postponement, product warehousing, order picking and packing, freight and transportation management and reverse logistics;

•	Facility Operations and Management (FOM) that includes process reengineering, facility design and engineering and employee administration;

•	Kitting and assembly services, including light assembly, procurement services, Supplier Relationship Management, specialized kitting, and supplier consigned inventory hub in PFSweb’s distribution facilities or co-located in other facilities;

•	Information management, including real-time data interfaces, data exchange services and data mining;

•	Financial services, including secure on-line credit card processing related services, fraud protection, invoicing, credit management and collection, and working capital solutions; and

•	Professional consulting services, including a consultative team of experts that customize solutions to each client and continuously seek out ways to increase efficiencies and produce benefits for the client.

     We are headquartered in Plano, Texas where our executive and administrative offices are located as well as our primary technology laboratories and hosting facilities. We operate state-of-the-art call centers from our U.S. facilities located in Plano, Texas, and Memphis, Tennessee, and from our international facility located in Liege, Belgium. We have more than 1.6 million square feet of warehouse space in our leased and managed facilities in Memphis, TN, Southaven, MS, Grapevine, TX, Toronto, Canada and Liege, Belgium allowing us to provide global distribution solutions. The majority of these distribution facilities are highly automated and contain state of the art material handling and communications equipment. We provide solutions to clients that are often regarded as market leaders in a variety of different industries.

Industry Overview

     Business activities in the public and private sectors continue to operate in an environment of rapid technological advancement, increasing competition and continuous pressure to improve operating and supply chain efficiency while decreasing costs. We currently see the following trends within the industry:

•	Manufacturers strive to restructure their supply chains to maximize efficiency and reduce costs in both B2B and B2C markets and to create a variable-cost supply chain able to support the multiple unique needs of each of their initiatives, including traditional and electronic commerce.

•	Government agencies are increasingly focused on improved citizen usability and interaction, as well as the need to manage government initiatives from an efficiency perspective. With revisions to the United States Government’s Competitive Sourcing Program (A-76), the government is mandated to obtain commercially available goods and services from the private sector when it makes economic sense to do so.

•	Companies in a variety of industries seek outsourcing as a method to address one or more business functions that are not within their core business competencies, to reduce operating costs or to improve the speed or cost of implementation.

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

     A key business challenge facing many manufacturers and retailers as they evaluate their supply chain efficiency is in determining how the trend toward increased direct-to-consumer business activity will impact their traditional B2B and B2C commerce business models. Order management and small package fulfillment and distribution capabilities are becoming increasingly important processes as this trend evolves. We believe manufacturers will look to outsource their non-core competency functions to support this modified business model. Forrester Research reports US online retail sales will more than double over the next six years, reaching $316 billion by 2010. They attribute this growth to the growing population for online shopping households, combined with effective multi-channel integration and site improvements from retailers. We believe that companies will continue to strategically plan for the impact that e-commerce and other new technology advancements will have on their traditional commerce business models and their existing technology and infrastructure capabilities.

     Manufacturers, as buyers of materials, are also imposing new business practices and policies on their supplier partners in order to shift the normal supply chain costs and risks associated with inventory ownership away from their own balance sheets. Through techniques like Vendor Managed Inventory (“VMI”) or Consigned Inventory Programs (“CIP”), manufacturers are asking their suppliers, as a part of the supplier selection process, to provide capabilities where the manufacturer need not own, or even possess, inventory prior to the exact moment that unit of inventory is required as a raw material component or for shipping to a customer. To be successful for all parties, business models such as these often require a sophisticated collection of technological capabilities that allow for complete integration and collaboration of the information technology environments of both the buyer and supplier. For example, for an inventory unit to arrive at the precise required moment in the manufacturing facility, it is necessary for the Manufacturing Resource Planning (“MRP”) systems of the manufacturer to integrate with the CRM systems of the supplier. When hundreds of supplier partners are involved, this process can become quite complex and technologically challenging. Buyers and suppliers are seeking solutions that utilize XML based protocols like Biztalk, RosettaNet and other traditional EDI standards in order to ensure an open systems platform that promotes easier technology integration in these collaborative solutions.

Government Outsourcing Trend

     In 2001, a task force was launched to identify priority actions to achieve strategic improvements in government and set in motion a transformation of government around citizens’ needs. The federal government formulated an E-Government strategy in 2002, which was created to support multi-agency projects that improve citizen services and yield performance gains. Also, government mandate A-76 states that Government agencies must conduct thorough audits to determine the lowest cost and most efficient method of doing business, and to outsource to the public sector when in-house operations are unable to compete.

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

     According to the E-Government Strategy document for fiscal year 2006, the federal government’s investment in information technology (IT) is estimated to be $65 billion. The continued investment made in IT spending provides opportunities for the government to continue to transform itself into a citizen-centered E-Government and provide additional opportunities for the government to work with the private sector to develop more user friendly methods of interaction. Past agency-centered IT approaches have limited the government’s productivity gains and ability to serve citizens.

     In addition to the E-government strategy, the Administration announced its intentions to open commercial activities performed by the government to the dynamics of competition between the public and private sectors, known as Competitive Sourcing. According to “Competitive Sourcing, Conducting Public-Private Competition in a Reasoned and Responsible Manner; Executive Office of the President OMB” July 2004, the OMB estimates that approximately 26% of the 1.6 million workforce from government agencies are engaged in commercial activities that should be available for competition. Activities that fall into the Competitive Sourcing agenda include data center services, information technology services, financial management and logistics.

     Other opportunities within the government sector include Business Process Outsourcing initiatives. According to the U.S. Federal Government Business Process Outsourcing 2004-2008 Forecast by IDC, “BPO in general, and spare parts supply chain management in particular, is a growing opportunity within the federal government. Growth is expected to continue through 2008 and beyond, as more government agencies see the success for both the Defense Department and civilian BPO efforts.”

     Through the E-Government Strategy, Government agencies are currently faced with pressure to upgrade technology capabilities and to better interface with their audiences. Combined with the A-76 initiative that directs Government agencies to pursue the most cost-effective method of doing business, current federal strategy now enforces government’s need to better understand public alternatives, submit to extensive requests for proposals to an array of government and non-government providers, and to perform complex evaluations of existing operations and functions. An ongoing requirement is to migrate the management of systems, data and business processes from multiple agencies to a joint solution, supported by one or two service providers. We believe these initiatives will continue to drive government usage of outside sources.

Outsourcing Trend

     In response to growing competitive pressures and technological innovations, we believe many companies, both large and small, are focusing their critical resources on the core competencies of their business and utilizing business process outsourcing to accelerate their business plans in a cost-effective manner and perform non-core business functions. Outsourcing provides many key benefits, including the ability to:

•	Enter new business markets or geographic areas rapidly;

•	Increase flexibility to meet changing business conditions and demand for products and services;

•	Enhance customer satisfaction and gain competitive advantage;

•	Reduce capital and personnel investments and convert fixed investments to variable costs;

•	Improve operating performance and efficiency; and

•	Capitalize on skills, expertise and technology infrastructure that would otherwise be unavailable or expensive given the scale of the business.

     As a result, the market for business process outsourcing services continues to grow. IDC predicts that the worldwide business process outsourcing market will reach $682.5 billion in 2008, an 11% annual increase from the estimated $405.1 spent in 2003. They further predict the U.S. BPO market, accounting for approximately 60% of the worldwide market, is expected to increase to $392.7 billion in 2008 from $241.3 billion in 2003.

     According to IDC’s Worldwide and U.S. Business Process Outsourcing Forecast, the market has gone through profound changes in recent years that have forced companies to reevaluate their business operations. Many companies have begun to “explore and evaluate the applicability of BPO to their business operations and its role in helping them achieve the new goals they are thinking about. This process is causing unprecedented demand for BPO services across an ever-expanding list of business functions.”

     Typically, outsourcing service providers are focused on a single function, such as information technology, call center management, credit card processing, warehousing or package delivery. This focus creates several challenges for companies looking to outsource more than one of these functions, including the need to manage multiple outsourcing service providers, to share information with service providers and to integrate that information into their internal systems. Additionally, the delivery of these multiple services must be transparent to the customer and enable the client to maintain brand recognition and customer loyalty. According to IDC, the ability to provide a total package of services continues to be one of the key buying trends of BPO services. Furthermore, traditional commerce outsourcers are frequently providers of domestic-only services versus international solutions. As a result, companies requiring global solutions must establish additional relationships with other outsourcing parties.

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

     Quickly Capitalize on Market Opportunities. Our solutions empower clients to rapidly implement their supply chain and e-commerce strategies and to take advantage of opportunities without lengthy integration and implementation efforts. We have ready built technology and physical infrastructure that is flexible in its design, which facilitates quick integration and implementation. The PFSweb solution is designed to allow our clients to deliver consistent quality service as transaction volumes grow and also to handle daily and seasonal peak periods. Through our international locations, our clients can sell their products almost anywhere in the world.

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

     Minimize Investment and Improve Operating Efficiencies. One of the most significant benefits that outsourcing to PFSweb provides is the ability to transform fixed costs into variable costs. By eliminating the need to invest in a fixed capital infrastructure, our clients’ costs typically become directly correlated with volume increases or declines. Further, as volume increases drive the demand for greater infrastructure or capacity, PFSweb is able to quickly deploy additional resources. We provide services to multiple clients, which enables us to offer our clients economies of scale, and resulting cost efficiency, that they may not have been able to obtain on their own. Additionally, because of the large number of daily transactions we process, PFSweb has been able to justify investments in levels of automation, security surveillance, quality control processes and transportation carrier interfaces that are typically outside the scale of investment that our clients might be able to cost justify on their own. These additional capabilities can provide our clients the benefits of enhanced operating performance and efficiency, reduced inventory shrinkage, and expanded customer service options.

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

The PFSweb Strategy

     In 2005, we continue to maintain a simple but effective strategy statement to drive our actions for the year, QGP. This acronym stands for Quality, Growth and Profit. We believe that if we can achieve outstanding performance on these three basic elements, they will provide for a stable foundation for the future of PFSweb. As the evolution of our business model continues, we will remain focused on these three fundamentals:

     Quality: To exceed our client’s service level requirements and enhance the value of their “brand” while providing their customers a positive, memorable and efficient experience.

     Growth: To increase our company’s revenue and gross profit from its current levels. To aggressively market simplified product messages to drive new clients and revenue and profit growth. To become a larger company and create career and additional employment opportunities. Embrace strategic partnering to accentuate strengths and minimize weaknesses.

     Profit: To generate positive cash flow and continue to strive for consistent profitable results. To increase the value of our company for all of its stakeholders while rewarding our team members with challenging, fun and memorable life experiences.

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

     Technology Collaboration. We have created the Entente Suite, which illustrates the level of electronic cooperation that is possible when we construct solutions with our clients using this technology service offering. This set of technology services enables everything from order processing and inventory reporting to total e-commerce design and implementation. The Entente Suite comprises four key services— EntenteWeb®, EntenteDirect®, EntenteMessage® and EntenteReport®.

     EntenteWeb is a one-stop shop for the entire e-commerce process, particularly for companies with unusual needs or specific requests that are not easily met by the typical e-commerce development packages. EntenteWeb is a service utilizing our revolutionary GlobalMerchant Commerceware™ e-commerce software platform that is particularly focused to enable global commerce strategies with its extensive currency and language functionality. EntenteDirect provides clients with a real-time, user-friendly interface between their system and PFSweb order processing, warehouse management and related functions. Using real-time or batch processes, EntenteMessage is a file exchange service for clients using our warehousing and distribution facilities. EntenteReport is a reporting and inquiry service particularly suited to companies that need to put key e-commerce information into the hands of business users, but do not have the IT resources to facilitate the necessary data extraction, manipulation and presentation. EntenteReport consists of an industry-standard browser-based report writer and a client-customized data warehouse configuration.

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

     EntenteWeb Managed Hosting and Internet Application Development. Our EntenteWeb service provides a complete e-commerce website solution for our clients. We engage collaboratively with our clients to design, build, host, and manage fully branded, fully customized and fully integrated e-commerce web applications for B2C and B2B channels. As with all major brand name companies, consistency within the brand image is vital; therefore, our web designers create online stores that seamlessly integrate and mirror the exact brand image of our clients.

     We offer a broad range of hosting and support plans that can be tailored to fit the needs of each client. Utilizing IBM’s eServer xSeries servers, Microsoft’s.NET Technologies and our proprietary GlobalMerchant Commerceware platform, we maintain a robust hosting environment for our hosted client web site properties. Additionally, our EntenteWeb service includes state-of-the-art web analytics via Web Trends OnDemand — Enterprise Edition. This highly advanced and flexible analytics tool delivers the critical e-business information that our clients need to maximize the effectiveness of their online store.

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

     An important feature of evolving commerce remains the ability for the customer to speak with a live customer service representative. Our experience has been that a majority of consumers tell us they visited the web location for information, but not all of those consumers chose to place their order online. Our customer care services utilize features that integrate voice, e-mail, standard mail, data and Internet chat communications to respond to and handle customer inquiries. Our customer care representatives answer various questions, acting as virtual representatives of our client’s organization, regarding order status, shipping, billing, returns and product information and availability as well as a variety of other questions. For certain clients, we handle Level I and Level II technical support. Level I technical support involves assisting clients’ customers with basic technical issues, i.e. computer application issues. Level II support may involve a more in-depth question and answer session with the customer. These customer care representatives are certified in the appropriate applications and have the ability to evaluate hardware, compatibility and software installation issues. Our web-enabled customer care technology identifies each customer contact automatically and routes it to the available customer care representative who is individually certified in the client’s business and products. Our web-enabled customer care centers are designed so that our customer care representatives can handle several different clients and products in a shared environment, thereby creating economy of scale benefits for our clients as well as highly customized dedicated support models that provide the ultimate customer experience and brand reinforcement. Our advanced technology also enables our representatives to up-sell, cross-sell and inform customers of other products and sales opportunities. The web-enabled customer care center is fully integrated into the data management and order processing system, allowing full visibility into customer history and customer trends. Through this fully integrated system, we are able to provide a complete CRM solution.

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

     International Fulfillment and Distribution Services. An integral part of our business process outsourcing solutions is the warehousing and distribution of inventory either owned by our clients or owned by us through our master distributor relationships. We currently have more than 1.6 million square feet of leased or managed warehouse space domestically and internationally to store and process our clients’ inventory. We receive client inventory in our distribution centers, verify shipment accuracy, unpack and audit (a process that includes spot-checking a small percentage of the clients inventory to validate piece counts and check for damages that may have occurred during shipping, loading and unloading). Upon request, we inspect for other damages or defects, which may include checking fabric, stitching and zippers for soft goods, or ‘testing’ power-up capabilities for electronic items. We generally stock for sale within one business day of unloading. On behalf of our clients, we pick, pack and ship their customer orders and can provide customized packaging, inserts and promotional literature for distribution with customer orders.

     Our distribution facilities contain computerized sortation equipment, highly mobile pick-to-light carts, powered material handling equipment, scanning and bar-coding systems and automated conveyors, in-line scales and x-ray equipment used to inspect shipment contents for automatic accuracy checking. Our international distribution complexes include several advanced technology enhancements, such as radio frequency technology in product receiving processing to ensure accuracy, as well as an automated package routing and a pick-to-light paperless order fulfillment system. Our advanced distribution systems provide us with the capability to warehouse an extensive number of stock keeping units (SKUs) for our clients, ranging from large high-end laser printers to small cosmetic compacts. Our facilities are flexibly configured to process B2B and single pick B2C orders from the same central location.

     During 2004, we warehoused, managed and fulfilled more than $1.5 billion in client merchandise and transactions. Much of this does not represent our revenue, but rather the revenue of our clients’ transactions for whom we provided business process outsourcing solutions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Based upon our clients’ needs, we are able to take advantage of a variety of shipping and delivery options, which range from next day service to zone skipping to optimize transportation costs. Our facilities and systems are equipped with multi-carrier functionality, allowing us to integrate with all leading package carriers and provide a comprehensive freight and transportation management offering. In addition, an increasingly important function that we provide for our clients is reverse logistics management. We offer a wide array of product return services for our clients, including issuing return authorizations, receipt of product, crediting customer accounts, and disposition of returned product.

     Domestic clients of PFSweb enjoy the benefits of having their inventory assets secured by a network of trained law enforcement professionals, who have developed and continue to operate a world-class security network from our security headquarters in Memphis, TN. As part of our services are for the United States Government, our security plans and procedures are under constant evaluation and evolution. Continual validation ensures that we employ the latest in security processes and procedures to further enhance our surveillance and detection capabilities.

     Facility Operations and Management. Our FOM service offering includes distribution facility design and optimization, business process reengineering and ongoing staffing and management. Along with our high-volume fulfillment center in Mississippi and our automated fulfillment center in Tennessee, we also manage an aircraft parts distribution center in Grapevine, Texas on behalf of Raytheon Aircraft Company. Our expertise in supply chain management, logistics and customer-centric fulfillment operations extends through our management of client-owned facilities, resulting in cost reductions, process improvements and technology-driven efficiencies.

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

     We will work with clients to re-sequence certain supply chain activities to aid in an inventory postponement strategy. We can provide kitting and assembly services and build-to-stock thousands of units daily to stock in a Just-

in-Time (“JIT”) environment. This service, for example, can entail the procurement of packaging materials including retail boxes, foam inserts and anti-static bags. These raw material components would be shipped to PFSweb from domestic or overseas manufacturers, and PFSweb will build the finished SKU units to stock for the client. This strategy allows manufacturers to make a smaller investment in inventory while meeting changing customer demand.

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

     Financial Services. Our financial services are divided into two major areas: 1) billing, credit and collection services for B2B and B2C clients and 2) working capital solutions, where we act as a virtual and physical financial management department to fulfill our clients’ needs.

     We offer secure credit and collections services for both B2B and B2C businesses. Specifically, for B2C clients, we offer secure credit card processing related services for orders made via a client web site or through our customer contact center. We offer manual credit card order review as an additional level of fraud protection. We also calculate sales taxes, goods and services taxes or value added taxes, if applicable, for numerous taxing authorities and on a variety of products. Using third-party leading-edge fraud protection services and risk management systems, we can assure the highest level of security and the lowest level of risk for client transactions.

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

     Our subsidiary, Supplies Distributors, Inc. provides working capital solutions, which enable manufacturers to remove inventory and receivables from their balance sheets through the use of third party financing. This service offering is available to clients operating in North America and Europe.

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

     PFSweb is experienced in the complex legal, accounting and governmental control issues that can be hurdles in the successful implementation of working capital financing programs. Our knowledge and experience help clients achieve supply chain benefits while reducing inventory-carrying costs. Substantial benefits and improvement to a company’s balance sheet can be achieved through these working capital solutions.

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

     Comprised of industry experts from top-tier consulting firms and industry market leaders, our team of professional consultants provides client service focus and logistics and distribution expertise. They have built solutions for Fortune 1000 and Global 2000 market leaders in a wide range of industries, including apparel, technology, telecommunications, cosmetics, aviation, housewares, high-value collectibles, sporting goods, pharmaceuticals and several more. Focusing on the evolving infrastructure needs of major corporations and their business initiatives, our team has a solid track record providing consulting services in the areas of supply chain management, distribution and fulfillment, technology interfacing, logistics and customer support.

Clients and Marketing

     Our target clients include Fortune 1000 and major brand name technology and consumer goods companies looking to quickly and efficiently implement or enhance business initiatives, adapt their go-to-market strategies, or introduce new products or programs, without the burden of modifying or expanding their technology, customer care, supply chain and logistics infrastructure. We also provide FOM solutions that include Process Reengineering, Facility Design and Employee Administration services. Our solutions are applicable to a multitude of industries and company types and we have provided solutions for such companies as:

     International Business Machines (“IBM”) (printer supplies in several geographic areas), Adaptec (computer accessories), the United States Government as a sub-contractor (high-value collectibles), Avaya Communication, Emtec Magnetics (a manufacturer of BASF-branded data media and audio visual products), CHiA’SSO (a contemporary home furnishings and decor cataloguer), Xerox (printers and printer supplies), Pfizer (pharmaceuticals), Lancôme (a cosmetic division of L’Oreal), NokiaUSA.com (cell phone accessories), Roots Canada (apparel), Hewlett-Packard (printers and computer networking equipment), Flavia (a beverage division of Mars), Raytheon Aircraft Company (FOM and time-definite logistics supporting parts distribution) and The Smithsonian Business Ventures (a collectibles cataloger), amongst many others. We target potential clients through an extensive integrated marketing program that comprises a variety of direct marketing techniques, trade event participation, search engine marketing, public relations and a sophisticated outbound tele-sales lead generation model. We have also developed an intricate messaging matrix that defines our various business process outsourcing solutions and products, the vehicles we utilize to deliver marketing communication on these solutions/products and the target audience segments that display a demand for these solutions/products. This messaging matrix allows us to deploy highly targeted solution messages to selected key vertical industry segments where we feel that we are able to provide significant service differentiation and value. We also pursue strategic marketing alliances with consulting firms, software manufacturers and other logistics providers to increase market awareness and generate referrals and customer leads.

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

     We employ technology from a selected group of partners, some of whom are also our clients. For example, we deploy IBM e-servers and network printers in appropriate models to run web site functions as well as order management and distribution functions. We utilize Avaya Communication for telephone switch and call center management functions and to interact with customers via voice, e-mail or chat. Avaya Communication technology also allows us to share web pages between customers and our service representatives. We have the ability to transmit and receive voice, data and video simultaneously on a single network connection to a customer to more effectively serve that customer for our client. Clients’ interest in using this technology stems from its ability to allow shoppers to consult with known experts in a way that the customer chooses prior to purchasing. Our sophisticated computer-telephony integration has been accomplished by combining systems software from IBM and Avaya Communication together with our own application development. We use AT&T for our private enterprise network and long distance carrier. We use J.D. Edwards as the software provider for the primary ERP applications that we use in our operational areas and financial areas. We use Ecometry as the software provider for the primary multi-channel direct marketing application we deploy for our catalog and direct marketing clients. We use Siemens Dematic/Rapistan Materials Handling Automation for our automated order selection, automated conveyor and “pick-to-light” (inventory retrieval) systems, and Symbol Technologies/Telxon for our warehouse radio frequency applications. Our Warehouse Management System (“WMS”) and Distribution Requirements Planning (“DRP”) system have been developed in-house to meet the varied unique requirements of our vertical markets. Both the WMS and DRP are tightly integrated to both the North American and European deployments of our J.D. Edwards’ system.

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

     The Entente Suite serves as a transparent interface to our back-office productivity applications including our customized J.D. Edwards order management and fulfillment application and our Ecometry multi-channel direct marketing application that runs on IBM’s e-Server xSeries servers. It also is designed to integrate with marketplace technologies offered by major marketplace software companies. PFSweb utilizes Gentran Integration Suite™ (“GIS”) as our technology platform for Enterprise Application Integration with our clients and client’s trading partners. With GIS, we have greatly increased our ability to quickly design and deploy customized B2B e-commerce solutions for our clients by utilizing a robust business process modeling tool and a highly scalable operating infrastructure. This platform facilitates the efficient and secure exchange of electronic business transactions/documents in a wide variety of formats (i.e. XML, X.12 EDI, delimited text, IDOCS, RosettaNet) and communication protocols (i.e. FTP/SFTP, HTTP/HTTPS, SMTP).

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

Competition

     Many companies offer, on an individual basis, one or more of the same services we do, and we face competition from many different sources depending upon the type and range of services requested by a potential client. Our competitors include vertical outsourcers, which are companies that offer a single function solution, such as call centers, public warehouses or credit card processors. We compete against transportation logistics providers, known in the industry as 3PL’s and 4PL’s, who offer product management functions as an ancillary service to their primary transportation services. We also compete against other business process outsourcing providers, who perform many similar services as us. Many of these companies have greater capabilities than we do for the single or multiple functions they provide. In many instances, our competition is the in-house operations of our potential clients themselves. The in-house operations departments of potential clients often believe that they can perform the same services we do, while others are reluctant to outsource business functions that involve direct customer contact. We cannot be certain that we will be able to compete successfully against these or other competitors in the future.

     Although many of our competitors can offer one or more of our services, we believe our primary competitive advantage is our ability to offer a wide array of customized services that cover a broad spectrum of business processes, including web-site design and hosting, kitting and assembly, order processing and shipment, credit card payment and customer service, thereby eliminating any need for our clients to coordinate these services from many different providers. We believe we are unique in offering our clients a very broad range of business process services that addresses, in many cases, the entire business transaction, from demand to delivery.

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

Employees

     As of December 31, 2004, we had 799 full-time employees and 82 part-time employees, of which 819 were located in the United States. We are not a party to any collective bargaining agreements, and we have never suffered an interruption of business as a result of a labor dispute. We consider our relationship with our employees to be good.

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

Regulation

     Our business may be affected by current and future governmental regulation, both foreign and domestic. For example, the internet Tax Freedom Act bars state and local governments from imposing taxes on internet access or that would subject buyers and sellers of electronic commerce to taxation in multiple states. This act is in effect until November 1, 2006. If legislation to extend this act or similar legislation is not enacted, internet access and sales across the Internet may be subject to additional taxation by state and local governments, thereby discouraging purchases over the Internet and adversely affecting the market for our services.

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

     Prior to our initial public offering in December 1999, we were a wholly-owned subsidiary of Daisytek International Corporation (“Daisytek”). We completed our separation from Daisytek on July 6, 2000 through a pro rata distribution to Daisytek’s common stockholders of all of the shares of our common stock that Daisytek then held.

     The financial information for the periods ended March 31, 2001 included in this Form 10-K may not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity during the periods presented. This is because we made certain adjustments and allocations since Daisytek did not account for us as, and we were not operated as, a single stand-alone business for the periods presented.

     We cannot assure you that the adjustments and allocations we made in preparing our historical consolidated financial statements appropriately reflect our operations during such period as if we had, in fact, operated as a stand-alone entity or what the actual effect of our separation from Daisytek would have been. Accordingly, we cannot assure you that our historical results of operations are indicative of our future operating or financial performance.

     The financial information for the periods October 1, 1999 to October 1, 2002 reflect our agreements with IBM and master distributors of certain IBM products (until July 2001 a Daisytek subsidiary, and from July 2001 until September 2002, Supplies Distributors, Inc. (“Supplies Distributors”), our then 49% owned subsidiary). Under these agreements, the master distributors owned and distributed the IBM product and we provided transaction management and fulfillment services to the master distributors. Under these agreements, we did not own the IBM product and our revenue was service fee revenue (based on product sales volume or other transaction based pricing) and not product revenue.

     In October 2002, we acquired the remaining 51% ownership interest in Supplies Distributors and we now consolidate 100% of Supplies Distributors financial position and results of operations into our consolidated financial statements. Upon consolidation, effective October 1, 2002, we own the IBM product and record product revenue as the product is sold to IBM customers.

     As a result of reflecting revenue earned under the master distributor agreements as product revenue in certain historical periods and as service fee revenue in others, our historical results of operations may not be indicative of our future operating or financial performance.

We anticipate incurring significant expenses in the foreseeable future, which may reduce our ability to achieve or maintain profitability.

     To reach our business growth objectives, we may increase our operating and marketing expenses, as well as capital expenditures. To offset these expenses, we will need to generate additional profitable business. If our revenue grows slower than either we anticipate or our clients’ projections indicate, or if our operating and marketing expenses exceed our expectations, we may not generate sufficient revenue to be profitable or be able to sustain or increase profitability on a quarterly or an annual basis in the future. Additionally, if our revenue grows slower than either we anticipate or our clients’ projections indicate, we may incur unnecessary or redundant costs and our operating results could be adversely affected. We also expect to incur additional expenses beginning in July 2005 upon the adoption of Statement on Financial Accounting Standards No. 123R, Accounting for Stock-based Compensation.

Our service fee revenue and gross margin is dependent upon our clients’ business and transaction volumes and our costs; many of our client service agreements are terminable by the client at will; we may incur financial penalties if we fail to meet contractual service levels under certain client service agreements.

     Our service fee revenue is primarily transaction based and fluctuates with the volume of transactions or level of sales of the products by our clients for whom we provide transaction management services. If we are unable to retain existing clients or attract new clients or if we dedicate significant resources to clients whose business does not generate sufficient revenue or whose products do not generate substantial customer sales, our business may be materially adversely affected. Moreover, our ability to estimate service fee revenue for future periods is substantially dependent upon our clients’ and our own projections, the accuracy of which has been, and will continue to be, unpredictable. Therefore, our planning for client activity and targeted goals for service fee revenue and gross margin may be materially adversely affected by incomplete, delayed or inaccurate projections. In addition, many of our service agreements with our clients are terminable by the client at will. Therefore, we cannot assure you that any of our clients will continue to use our services for any period of time. The loss of a significant amount of service fee revenue due to client terminations could have a material adverse effect on our ability to cover our costs and thus on our profitability. Certain of our client service agreements contain minimum service level requirements and impose financial penalties if we fail to meet such requirements. The imposition of a substantial amount of such penalties could have a material adverse effect on our business and operations.

Our operating results are materially impacted by our client mix and the seasonality of their business.

     Our business is materially impacted by our client mix and the seasonality of their business. Based upon our current client mix and their current projected business volumes, we anticipate our service fee revenue business activity will be at its lowest in the first quarter of our fiscal year and that our product revenue business activity will be at its highest in the fourth quarter of our fiscal year. We believe results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year. We are unable to predict how the seasonality of future clients’ business may affect our quarterly revenue and whether the seasonality may change due to modifications to a client’s business. As such, we believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.

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

     We generally incur start-up costs in connection with the planning and implementation of business process solutions for our clients. Although we generally attempt to recover these costs from the client in the early stages of the client relationship, or upon contract termination if the client terminates without cause prior to full amortization of these costs, there is a risk that the client contract may not fully cover the start-up costs. To the extent start-up costs exceed the start-up fees received, excess costs will be expensed as incurred. Additionally, in connection with new client contracts we generally incur capital expenditures associated with assets whose primary use is related to the client solution. There is a risk that the contract may end before expected and we may not recover the full amount of our capital costs.

Our revenue and margins may be materially impacted by client transaction volumes that differ from client projections and business assumptions.

     Our pricing for client transaction services, such as call center and fulfillment, is often based upon volume projections and business assumptions provided by the client and our anticipated costs to perform such work. In the event the actual level of activity or cost is substantially different from the projections or assumptions, we may have insufficient or excess staffing, incremental costs or other assets dedicated for such client that may negatively impact our margins and business relationship with such client. In the event we are unable to meet the service levels expected by the client, our relationship with the client will suffer and may result in financial penalties and/or the termination of the client contract.

Our business is subject to the risk of customer and supplier concentration.

     For the years ended December 31, 2004 and 2003, a U.S. government agency (via a subcontract agreement with IBM) and Xerox Corporation (“Xerox”) represented approximately 40%, and 15%, respectively, of our total service fee revenue for both periods. The loss of, or non-payment of invoices by, either or both of such U.S. agency or Xerox as clients would have a material adverse effect upon our business. In particular, the agreement under which we provide services to such clients are terminable at will upon notice by such clients.

     Substantially all of our product revenue was generated by sales of product purchased under master distributor agreements with IBM and is dependent on IBM’s business. Our product revenue business is dependent upon our master distributor relationship with IBM and the continuing market for IBM products. A termination of the relationship with IBM or a decline in customer demand for such products could have a material adverse effect on our business. Sales to two customers accounted for approximately 12% and 11% of our total product revenues for the year ended December 31, 2004. Sales to three customers accounted for approximately 13%, 12% and 10% of our total product revenues for the year ended December 31, 2003. The loss of any one or more of such customers, or non-payment of any material amount by these or any other customer, would have a material adverse effect upon our business.

Changes to financial accounting standards may affect our reported results of operations.

     We prepare our financial statements to conform to generally accepted accounting principles, or GAAP. GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions completed before a change is announced. Accounting rules affecting many aspects of our business, including rules relating to accounting for asset impairments, revenue recognition, arrangements involving multiple deliverables, employee stock purchase plans and stock option grants have recently been revised or are currently under review. Changes to those rules or current interpretation of those rules may have a material adverse effect on our reported financial results or on the way we conduct our business.

We operate with significant levels of indebtedness and are required to comply with certain financial and non-financial covenants; we are required to maintain a minimum level of subordinated loans to our subsidiary Supplies Distributors; and we are obligated to repay any over-advance made to Supplies Distributors by its lenders.

     As of December 31, 2004, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of IBM product inventory, was approximately $66.4 million. Certain of the credit facilities have maturity dates in calendar year 2006 or after, but are classified as current liabilities in our consolidated financial statements. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. We cannot provide assurance that we will be able to maintain compliance with these covenants. Any non-renewal or any default under any of our credit facilities would have a material adverse impact upon our business and financial condition. In addition we have provided $7.0 million of subordinated indebtedness to Supplies Distributors, the minimum level required under certain credit facilities as of December 31, 2004. The maximum level of this subordinated indebtedness to Supplies Distributors that may be provided without approval from our lenders is $8.0 million. The restrictions on increasing this amount without lender approval may limit our ability to comply with certain loan covenants or further grow and develop Supplies Distributors’ business. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so.

We face competition from many sources that could adversely affect our business.

     Many companies offer, on an individual basis, one or more of the same services we do, and we face competition from many different sources depending upon the type and range of services requested by a potential client. Our competitors include vertical outsourcers, which are companies that offer a single function, such as call centers, public warehouses or credit card processors. We compete against transportation logistics providers who offer product management functions as an ancillary service to their primary transportation services. We also compete against other business process outsourcing providers, who perform many similar services as us. Many of these companies have greater capabilities than we do for the single or multiple functions they provide. In many instances, our competition is the in-house operations of our potential clients themselves. The in-house operations departments of potential clients often believe that they can perform the same services we do, while others are reluctant to outsource business functions that involve direct customer contact. We cannot be certain that we will be able to compete successfully against these or other competitors in the future.

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

     Our performance is highly dependent on the continued services of our executive officers and other key personnel, the loss of any of whom could materially adversely affect our business. In addition, we need to attract and retain other highly-skilled, technical and managerial personnel for whom there is intense competition. We cannot assure you that we will be able to attract and retain the personnel necessary for the continuing growth of our business. Our inability to attract and retain qualified technical and managerial personnel would materially adversely affect our ability to maintain and grow our business.

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

     Our future capital needs are difficult to predict. We may require additional capital to take advantage of unanticipated opportunities, including strategic alliances and acquisitions and to fund capital expenditures, or to respond to changing business conditions and unanticipated competitive pressures. In addition, we may require additional funds to finance operating losses. Should these circumstances arise, our existing cash balance and credit facilities may be insufficient and we may need to raise additional funds either by borrowing money or issuing additional equity. We cannot assure you that such resources will be adequate or available for all of our future financing needs. Our inability to finance our growth, either internally or externally, may limit our growth potential and our ability to execute our business strategy. If we are successful in completing an additional equity financing, this could result in further dilution to our stockholders or reduce the market value of our common stock.

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

A breach of our e-commerce security measures could reduce demand for our services. Credit card fraud and other fraud could adversely affect our business.

     A requirement of the continued growth of e-commerce is the secure transmission of confidential information over public networks. A party who is able to circumvent our security measures could misappropriate proprietary information or interrupt our operations. Any compromise or elimination of our security could reduce demand for our services.

     We may be required to expend significant capital and other resources to protect against security breaches or to address any problem they may cause. Because our activities involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation, cause us to lose clients, impact our ability to attract new clients and we could be exposed to litigation and possible liability. Our security measures may not prevent security breaches, and failure to prevent security breaches may disrupt our operations. We do not carry insurance against the risk of credit card fraud and other fraud, so the failure to adequately control fraudulent transactions on our client’s behalf could increase our expenses. To date we have not suffered material losses due to fraud.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business, and the trading price of our common stock.

     We have begun a process to document and evaluate our internal controls over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. Based on the current requirements, and our current public float, we are not required to comply with Section 404 until 2006. If our public float increases to more than $75 million as of June 30, 2005, we will be required to comply in 2005. However, in this regard, management has been dedicating internal resources, has engaged outside consultants and has begun to develop a detailed work plan to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, and (iii) validate through testing that controls are functioning as documented. If we fail to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fail to prevent fraud, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

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

     In November 2003 we issued in a private placement transaction warrants to purchase an aggregate of 921,178 shares of common stock, of which 395,486 warrants (having an exercise price of $ 3.30 per share) currently remain outstanding. In addition, as of December 31, 2004, we have an aggregate of 4,915,376 stock options outstanding to employees, directors and others with a weighted average exercise price of $1.10 per share. The shares of common stock that may be issued upon exercise of these warrants and options may be resold into the public market. Sales of substantial amounts of common stock in the public market as a result of the exercise of these warrants or options, or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.

The market price of our common stock may be volatile. You may not be able to sell your shares at or above the price at which you purchased such shares.

     The trading price of our common stock may be subject to wide fluctuations in response to quarter-to-quarter fluctuations in operating results, announcements of material adverse events, general conditions in our industry or the public marketplace and other events or factors. In addition, stock markets have experienced extreme price and trading volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many technology related companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. In addition, if our operating results differ from our announced guidance or the expectations of equity research analysts or investors, the price of our common stock could decrease significantly.

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

There are limitations on the liabilities of our directors and executive officers.

     Pursuant to our bylaws and under Delaware law, our directors are not liable to us or our stockholders for monetary damages for breach of fiduciary duty, except for liability for breach of a director’s duty of loyalty, acts or omissions by a director not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction in which a director has derived an improper personal benefit.

Item 2. Properties

     Our PFSweb business is headquartered in a central office facility located in Plano, Texas, a Dallas suburb.

     In the U.S., we operate a central distribution complex in Memphis, Tennessee, which includes floor and mezzanine space of approximately 1 million square feet. We also operate a 600,000 square foot distribution facility in Southaven, Mississippi. Both of these complexes are located approximately five miles from the Memphis International Airport, where both Federal Express and United Parcel Service operate large hub facilities. We also manage a 200,000 square foot distribution facility in Grapevine, Texas.

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

     Except for the Grapevine, Texas facility, which we manage on our client’s behalf, all of our facilities are leased and the material lease agreements contain one or more renewal options.

Item 3. Legal Proceedings

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our common stock is listed and currently trades on the NASDAQ SmallCap Stock Market under the symbol “PFSW.” The following table sets forth for the period indicated the high and low sale price for the common stock as reported by NASDAQ:

	Price
	High	Low
Year Ended December 31, 2003
First Quarter	$0.50	$0.35
Second Quarter	$0.79	$0.34
Third Quarter	$2.86	$0.59
Fourth Quarter	$3.25	$1.37
Year Ended December 31, 2004
First Quarter	$2.15	$1.59
Second Quarter	$1.85	$1.30
Third Quarter	$1.69	$1.20
Fourth Quarter	$3.60	$1.45

     As of March 24, 2005, there were approximately 6,324 shareholders of which 148 were record holders of the common stock.

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

     The selected consolidated historical statement of operations data for the years ended December 31, 2004, 2003 and 2002, and the selected consolidated balance sheet data as of December 31, 2004 and 2003 have been derived from our audited consolidated financial statements, and should be read in conjunction with those statements and notes, which are included in this Form 10-K. The selected consolidated statement of operations data for the year ended March 31, 2001 and the nine months ended December 31, 2001 and the selected consolidated balance sheet data as of December 31, 2002 and 2001 and March 31, 2001 have been derived from our audited consolidated financial statements, and should be read in conjunction with those statements, which are not included in this Form 10-K. The selected consolidated statement of operations data for the twelve months ended December 31, 2001 and nine months ended December 31, 2000, and the selected consolidated balance sheet data as of December 31, 2000 have been derived from our unaudited interim condensed consolidated financial statements, and should be read in conjunction with those statements, which are not included in this Form 10-K.

     The financial information for the periods ended March 31, 2001 herein may not necessarily reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity during the periods presented. This is because we made certain adjustments and allocations since Daisytek did not account for us as, and we were not operated as, a single stand-alone business for the periods presented.

     The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risks Related to Our Business — Our historical financial information may not be representative of our future results,” and the consolidated financial statements and notes thereto that are included elsewhere in this Form 10-K.

Historical Selected Condensed Consolidated Financial Data
(In thousands, except per share data)

							Year
	Year Ended				Nine Months Ended		Ended
	December 31,				December 31,		March 31,
	2004	2003	2002	2001	2001 (a)	2000	2001
	(Unaudited)					(Unaudited)
Condensed Consolidated Statements of Operations Data:
Revenues:
Product revenue, net	$267,470	$249,230	$57,492	$—	$—	$—	$—
Service fee revenue	42,076	33,771	35,825	39,194	27,953	37,017	48,258
Pass-through revenue	12,119	3,435	3,692	5,118	3,721	5,554	6,952
Other revenue	—	—	—	497	100	1,700	2,097

Total revenues	321,665	286,436	97,009	44,809	31,774	44,271	57,307

Costs of revenues:
Cost of product revenue	251,968	235,317	54,343	—	—	—	—
Cost of service fee revenue	28,067	23,159	22,660	25,840	18,209	26,790	34,421
Cost of pass-through revenue	12,119	3,435	3,692	5,118	3,721	5,554	6,952
Cost of other revenue	—	—	—	(568)	(627)	2,411	2,470

Total costs of revenues	292,154	261,911	80,695	30,390	21,303	34,755	43,843

Gross profit	29,511	24,525	16,314	14,419	10,471	9,516	13,464
Percent of revenues	9.2%	8.6%	16.8%	32.2%	33.0%	21.5%	23.5%
Selling, general and administrative expenses	27,091	25,442	27,012	23,254	16,892	18,924	25,286
Severance and other termination costs	—	—	1,213	—	—	—	—
Asset and lease impairments	—	257	922	—	—	—	—
Other	—	—	—	(5,141)	(5,141)	—	—

Income (loss) from operations	2,420	(1,174)	(12,833)	(3,694)	(1,280)	(9,408)	(11,822)
Percent of revenues	0.8%	(0.4)%	(13.2)%	(8.2)%	(4.0)%	(21.3)%	(20.6)%
Equity in earnings of affiliate	—	—	1,163	—	—	—	—
Interest expense (income), net	1,460	2,000	(161)	(707)	(496)	(880)	(1,091)

Income (loss) before income taxes and extraordinary item	960	(3,174)	(11,509)	(2,987)	(784)	(8,528)	(10,731)
Income tax expense (benefit)	734	572	94	(230)	(219)	36	25

Income (loss) before extraordinary item	226	(3,746)	(11,603)	(2,757)	(565)	(8,564)	(10,756)
Extraordinary item — gain on purchase of 51% share of Supplies Distributors	—	—	203	—	—	—	—

Net income (loss)	$226	$(3,746)	$(11,400)	$(2,757)	$(565)	$(8,564)	$(10,756)

Per share data:
Net income (loss) per share:
Basic	$0.01	$(0.20)	$(0.63)	$(0.15)	$(0.03)	$(0.48)	$(0.60)

Diluted	$0.01	$(0.20)	$(0.63)	$(0.15)	$(0.03)	$(0.48)	$(0.60)

Weighted average number of shares outstanding:
Basic	21,332	19,011	18,229	18,004	18,036	17,870	17,879
Diluted	23,468	19,011	18,229	18,004	18,036	17,870	17,879

						As of
	As of December 31,					March 31,
	2004	2003	2002	2001 (a)	2000	2001
					(Unaudited)
Consolidated Balance Sheet Data:
Working capital	$22,608	$21,407	$16,045	$11,189	$21,055	$19,941
Total assets	130,327	108,359	107,222	51,611	58,789	59,089
Long-term obligations	8,749	3,760	4,514	5,873	4,100	4,353
Shareholders’ equity	29,926	28,417	26,470	36,605	39,010	37,001

(a)	In June 2001, we changed our fiscal year end from March 31 to December 31.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     We believe the following discussion and analysis provides information that is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K. This Management’s Discussion and Analysis will help you understand:

•	The impact of forward looking statements;

•	Key transactions that we completed in 2004;

•	Our financial structure, including our historical financial presentation;

•	Our results of operations for the last three years;

•	Our relationship with our subsidiary Supplies Distributors;

•	Our liquidity and capital resources;

•	The impact of seasonality, inflation and recently issued accounting standards on our financial statements; and

•	Our critical accounting policies and estimates.

Forward-Looking Information

     We have made forward-looking statements in this Report on Form 10-K. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “seek,” “strive,” “believe,” “expect,” “anticipate,” “predict,” “potential,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “target” and “estimate” or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to those set forth above or elsewhere in this Report on Form 10-K, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:

•	our ability to retain and expand relationships with existing clients and attract and implement new clients;

•	our reliance on the fees generated by the transaction volume or product sales of our clients;

•	our reliance on our clients’ projections or transaction volume or product sales;

•	our dependence upon our agreements with IBM;

•	our dependence upon our agreements with our major clients;

•	our client mix, their business volumes and the seasonality of their business;

•	our ability to finalize pending contracts;

•	the impact of strategic alliances and acquisitions;

•	trends in the market for our services;

•	trends in e-commerce;

•	whether we can continue and manage growth;

•	changes in the trend toward outsourcing;

•	increased competition;

•	our ability to generate more revenue and achieve sustainable profitability;

•	effects of changes in profit margins;

•	the customer and supplier concentration of our business;

•	the unknown effects of possible system failures and rapid changes in technology;

•	trends in government regulation both foreign and domestic;

•	foreign currency risks and other risks of operating in foreign countries;

•	potential litigation;

•	our dependency on key personnel;

•	the impact of new accounting standards and rules regarding revenue recognition, stock options and other matters;

•	changes in accounting rules or the interpretations of those rules;

•	our ability to raise additional capital or obtain additional financing; and

•	our ability or the ability of our subsidiaries to borrow under current financing arrangements and maintain compliance with debt covenants.

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

Key Transactions in 2004

     During 2004, we completed the following key transactions:

•	We entered into new contracts with new and existing clients with estimated annual service fees of more than $20 million based on current client projections. Service fee revenues invoiced from these new contracts in 2004 were approximately $5.0 million. We also recognized approximately $5.0 million of service fee revenue in 2004 from special projects with new and existing clients;

-	We began managing a 220,000 square feet facility in Grapevine, Texas under a new facility operation and management contractual relationship;

-	We entered into a new lease for an additional 602,000 square feet distribution facility in Southaven, Mississippi;

•	We amended and extended our financing agreement with Comerica Bank to provide for up to $5 million of available financing under a revolving working capital line of credit through 2007 and a $2.5 million equipment line of credit through June 2008; and

•	We issued $5 million of taxable revenue bonds to finance a portion of our capital investments at our new distribution facility in Mississippi.

Overview

     We are an international provider of integrated business process outsourcing solutions to major brand name companies seeking to maximize their supply chain efficiencies and to extend their traditional business and e-commerce initiatives. We derive our revenues from a broad range of services, including professional consulting, technology collaboration, order management, managed web hosting and web development, customer relationship management, financial services including billing and collection services and working capital solutions, options kitting and assembly services, facilities and operations management, information management and international fulfillment and distribution services. We offer our services as an integrated solution, which enables our clients to outsource their complete infrastructure needs to a single source and to focus on their core competencies. Our distribution services are conducted at warehouses that we lease or manage and include real-time inventory management and customized picking, packing and shipping of our clients’ customer orders. We offer the ability to provide infrastructure and distribution solutions to clients that operate in a range of vertical markets, including technology manufacturing, computer products, printers, cosmetics, fragile goods, high security collectibles, pharmaceuticals, contemporary home furnishings, apparel, aviation, telecommunications and consumer electronics, among others.

     We provide these services, and earn our revenue, through two separate business segments, which have operationally similar business models. The first business segment is a service fee revenue model. In this segment, we do not own the underlying inventory or the resulting accounts receivable, but provide management services for these client-owned assets. We typically charge our service fee revenue on a cost-plus basis, a percent of shipped revenue basis or a per-transaction basis, such as a per-minute basis for web-enabled customer contact center services and a per-item basis for fulfillment services. Additional fees are billed for other services. We price our services based on a variety of factors, including the depth and complexity of the services provided, the amount of capital expenditures or systems customization required, the length of contract and other factors.

     Many of our service fee contracts involve third-party vendors who provide additional services such as package delivery. The costs we are charged by these third-party vendors for these services are often passed on to our clients. Our billings for reimbursements of these and other ‘out-of-pocket’

expenses include travel, shipping and handling costs and telecommunication charges are included in pass through revenue.

     Our second business segment is a product revenue model. In this segment, we are a master distributor of product for IBM and certain other clients. In this capacity, we purchase, and thus own, inventory and recognize the corresponding product revenue. As a result, upon the sale of inventory, we own the accounts receivable. Freight costs billed to customers are reflected as components of product revenue. This business segment requires significant working capital requirements, for which we have senior credit facilities to provide for up to approximately $84 million of available financing.

     For the periods subsequent to October 1, 2002, our services include purchasing and reselling client product inventory within this product revenue segment. In these arrangements, our product revenue is recognized at the time product is shipped. During this time, product revenue includes freight costs billed to customers and is reduced for pass through customer marketing programs. For the period prior to September 30, 2002, these IBM and other agreements were structured such that we provided transaction management services only on a service fee basis based on a percentage of shipped revenue. See “Historical Financial Presentation.”

     Growth is a key element to us achieving our future goals, including maintaining sustainable profitability. Our growth is driven by two main elements: new client relationships and organic growth from existing clients. On an overall basis, we have experienced an increase in service fee revenues from existing clients and an increase in product revenues in recent years. During 2004, we were successful in winning new contracts with new and existing clients. Due to the length of the sales cycle and the time required to implement these new contracts, our 2004 results include approximately 25%, or approximately $5 million, of what we believe will ultimately be the fully operational annual fee revenue under these contracts which is currently estimated at more than $20 million. We expect to invoice more than 80% of the annual run-rate revenue of these new contracts during 2005.

     Although our success with winning new contracts has recently improved, we continue to monitor and control our costs to focus on profitability. While we expect our new service fee contracts to yield increased gross profit, we expect this profit to be somewhat offset by incremental investments to implement new contracts, investments in infrastructure and sales and marketing to support our targeted growth and increased public company professional fees.

     Our expenses comprise primarily four categories: 1) cost of product revenue, 2) cost of service fee revenue, 3) cost of pass-through revenue and 4) selling, general and administrative (“SG&A”) expenses.

     Cost of product revenue - subsequent to October 1, 2002 cost of product revenue consists of the purchase price of product sold and freight costs, which are reduced by certain reimbursable expenses. These reimbursable expenses include pass-through customer marketing programs, direct costs incurred in passing on any price decreases offered by IBM to Supplies Distributors or its customers to cover price protection and certain special bids, the cost of products provided to replace defective product returned by customers and certain other expenses as defined under the master distributor agreements.

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

     Cost of pass-through revenue –the related reimbursable costs for pass-through expenditures are reflected as cost of pass-through revenue.

     SG&A expenses - consist primarily of compensation and related expenses for sales and marketing staff, executive, management and administrative personnel and other overhead costs, including certain occupancy and information technology costs and depreciation and amortization expenses. In addition, subsequent to October 1, 2002, certain direct contract costs related to our IBM and other master distributor agreements are reflected as selling and administrative expenses.

     Monitoring and controlling our available cash balances continues to be a primary focus. Our cash and liquidity positions are important components of our financing of both current operations and our targeted growth. In recent years we have added to our available cash and liquidity positions through various transactions. First we have a working capital financing agreement with a bank that currently provides financing for up to $5 million of eligible accounts receivable and financing for up to $2.5 million of eligible capital expenditures. Secondly, in 2003 we completed a private placement of approximately 1.6 million shares of our common stock to certain investors that provided net proceeds of approximately $3.2 million. In January 2005, we issued an additional 0.4 million shares of common stock to certain of these investors who exercised warrants issued in the private placement. The warrants exercised provided $1.3 million of additional proceeds. Thirdly, in 2004 we issued $5 million of taxable revenue bonds to finance capital additions to our new facility in Southaven, MS.

Historical Financial Presentation

     We believe our historical financial statements may not provide a meaningful comparison to our current and future financial performance for the reasons described below.

     Prior to our public offering in December 1999, we were a wholly-owned subsidiary of Daisytek International Corporation (“Daisytek”). We completed our separation from Daisytek on July 6, 2000 through a pro rata distribution to Daisytek’s common stockholders of all of the shares of our common stock that Daisytek then held.

     The financial information presented for the year ended March 31, 2001 may not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity during the period presented. This is because we made certain adjustments and allocations since Daisytek did not account for us as, and we were not operated as, a single stand-alone business for the period presented.

     We cannot assure you that the adjustments and allocations we made in preparing our historical consolidated financial statements appropriately reflect our operations during such period as if we had, in fact, operated as a stand-alone entity or what the actual effect of our separation from Daisytek would have been. Accordingly, we cannot assure you that our historical results of operations are indicative of our future operating or financial performance.

     The financial information presented for the periods prior to October 1, 2002 reflect our agreements with IBM and master distributors of certain IBM products (until July 2001 a Daisytek subsidiary, and from July 2001 until September 2002, Supplies Distributors, our 49% owned subsidiary). Under these agreements, the master distributors owned and distributed the IBM product and we provided transaction management and fulfillment services to the master distributors. Under these agreements, we did not own the IBM product and our revenue was service fee revenue (based on product sales volume or other transaction based pricing) and not product revenue.

     In October 2002, we acquired the remaining 51% ownership interest in Supplies Distributors and we now consolidate 100% of Supplies Distributors financial position and results of operations into our consolidated financial statements. Upon consolidation, effective October 1, 2002, we own the IBM product and record product revenue as the product is sold to IBM customers.

     As a result of consolidating Supplies Distributors’ financial position and results of operations, our total revenues arising under our new IBM agreements have increased, as compared to the total revenues arising under the prior IBM agreements. However, our gross profit margin as a percent of product revenue under the new IBM agreements is lower as compared to our gross profit margin as a percent of net service fee revenue under the prior IBM service fee agreements.

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

	Year Ended December 31
	2004	2003	2002
Product revenue, net	83.1%	87.0%	59.3%
Service fee revenue	13.1	11.8	31.9
Service fee revenue, affiliate	—	—	5.0
Pass-through revenue	3.8	1.2	3.8

Total revenues	100.0	100.0	100.0

Cost of product revenue (as % of product revenue)	94.2	94.4	94.5
Cost of service fee revenue (as % of service fee revenue)	66.7	68.6	63.3
Cost of pass-through revenue (as % of pass-through revenue)	100.0	100.0	100.0

Total costs of revenues	90.8	91.4	83.2

Gross profit	9.2	8.6	16.8
Selling, general and administrative expenses	8.4	8.9	27.8
Severance and other termination costs	—	—	1.3
Asset and lease impairments	—	0.1	1.0

Income (loss) from operations	0.8	(0.4)	(13.3)
Equity in earnings of affiliate	—	—	1.2
Interest expense	0.5	0.7	1.0
Interest income	—	—	(0.8)%

Income (loss) before income taxes and extraordinary gain	0.3	(1.1)	(11.9)
Income tax expense (benefit)	0.2	0.2	0.1

Income (loss) before extraordinary gain	0.1	(1.3)	(12.0)
Extraordinary gain	—	—	0.2

Net income (loss)	0.1%	(1.3)%	(11.8)%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

     Product Revenue, Net. Product revenue was $267.5 million for the year ended December 31, 2004, as compared to $249.2 million for the year ended December 31, 2003, an increase of $18.3 million or 7.3%. The increase in annual product revenue resulted primarily from the favorable impact of exchange rates on our European and Canadian operations, increased sales volumes of certain existing products and the addition of certain new products.

     Service Fee Revenue. Service fee revenue was $42.1 million for the year ended December 31, 2004 as compared to $33.7 million for the year ended December 31, 2003, an increase of $8.4 million or 24.6%. Service fee revenue for the period included increased service fees generated from incremental projects with certain client relationships. The change in service fee revenue is shown below ($ millions):

Year ended December 31, 2003	$33.7
New service contract relationships, including projects	5.3
Increase in existing client service fees from organic growth and certain incremental projects	4.7
Terminated clients not included in 2004 revenue	(1.6)

Year ended December 31, 2004	$42.1

     Service fee revenue for the year ended December 31, 2004 included approximately $1.0 million of fees earned from client contracts terminated during 2004.

     Cost of Product Revenue. Cost of product revenue was $252.0 million for the year ended December 31, 2004, as compared to $235.3 million for the year ended December 31, 2003, an increase of $16.7 million or 7.1%. Cost of product revenue as a percent of product revenue was 94.2% during the year ended December 31, 2004 and 94.4% during the year ended December 31, 2003. The increase in annual cost of product revenue from the prior year resulted primarily from the impact of exchange rates on our European and Canadian operations, increased sales volumes of certain existing products and the addition of certain new products partially offset by a reduction in our provision for excess and obsolete inventory. In both years, the cost of product revenue was also partially offset by other inventory cost reductions from a vendor. The resulting gross profit margin was 5.8% and 5.6% for the year ended December 31, 2004 and 2003, respectively.

     Cost of Service Fee Revenue. Cost of service fee revenue was $28.1 million for the year ended December 31, 2004, as compared to $23.2 million during the year ended December 31, 2003, an increase of $4.9 million or 21.2%. The resulting service fee gross profit was $14.0 million or 33.3% of service fee revenue, during the year ended December 31, 2004 as compared to $10.6 million, or 31.4% of service fee revenue for the year ended December 31, 2003. Our gross profit as a percent of service fee revenue increased in the current period primarily due to incremental projects with certain client relationships partially offset by lower gross margins on certain new contracts, including certain start up costs. As we add new service fee revenue in the future, we currently intend to target the underlying contracts to earn an average gross profit percentage of 25-35%, but we have and may continue to accept lower gross margin percentages on certain contracts depending on contract scope and other factors.

     Selling, General and Administrative Expenses. SG&A expenses were $27.1 million for the year ended December 31, 2004 or 8.4% of total net revenues, as compared to $25.4 million, or 8.9% of total revenues, for the year ended December 31, 2003. SG&A expenses increased from the prior year primarily due to additional expenses incurred in preparation of complying with the Sarbanes-Oxley Act of 2002 and incremental sales and marketing expenses. We expect SG&A expense to increase in calendar year 2005 due primarily to investments in infrastructure and sales and marketing expenses to support our targeted growth and professional fees primarily related to compliance with the requirements of the Sarbanes-Oxley Act.

     Interest Expense. Interest expense was $1.6 million for the year ended December 31, 2004 as compared to $2.1 million for the year ended December 31, 2003. The decrease in interest expense is primarily due to lower average loan balances as a result of reduced inventory levels.

     Income Taxes. For the years ended December 31, 2004 and 2003, we recorded a tax provision of $0.7 million and $0.6 million, respectively, primarily associated with Supplies Distributors’ Canadian and European operations. We did not record an income tax benefit associated with our consolidated net loss in our U.S. operations. A valuation allowance has been provided for certain of our net deferred tax assets as of December 30, 2004, which are primarily related to our net operating loss carryforwards. We did not record an income tax benefit for our PFSweb European pre-tax losses in the current or prior periods. Due to the consolidation of Supplies Distributors, in the future we anticipate that we will continue to record an income tax provision associated with Supplies Distributors’ Canadian and European results of operations.

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

     Service Fee Revenue (including service fee revenue, affiliate). Service fee revenue was $33.8 million for the year ended December 31, 2003 as compared to $35.8 million for the year ended December 31, 2002, a decrease of $2.0 million or 5.7%. The change in service fee revenue is shown below ($ millions):

Year ended December 31, 2002	$35.8
New service contract relationships	0.2
Increase in existing client service fees from organic growth and certain incremental projects	3.7
Elimination of service fees earned from our affiliate, Supplies Distributors	(4.7)
Terminated clients not included in 2003 revenue	(1.2)

Year ended December 31, 2003	$33.8

     Service fee revenue for the year ended December 31, 2003 included approximately $0.9 million of fees earned from client contracts terminated during 2003.

     Cost of Product Revenue. Cost of product revenue was $235.3 million for the year ended December 31, 2003, as compared to $54.3 million for the year ended December 31, 2002, which reflects cost of product sales for Supplies Distributors subsequent to its consolidation effective October 1, 2002. Cost of product revenue as a percent of product revenue was 94.4% during the year ended December 31, 2003 and 94.5% during the year ended December 31, 2002. Supplies Distributors had $154.3 million of cost of product revenue, prior to consolidation, or a total of $208.6 million of cost of product revenue for the year ended December 31, 2002. Annual cost of product revenue increased from the prior year from the impact of exchange rates on our European and Canadian operations, increased volumes of many existing products, the addition of certain new products and additional reserves for inventory impairment for the year ended December 31, 2003. The impact of these increases and additional reserves were partially offset by other inventory cost reductions from a vendor. The resulting gross profit margin was 5.6% and 5.5% for the year ended December 31, 2003 and the three months ended December 31, 2002, respectively.

     Cost of Service Fee Revenue. Cost of service fee revenue was $23.2 million for the year ended December 31, 2003, as compared to $22.7 million during the year ended December 31, 2002, an increase of $0.5 million or 2.2%. The resulting service fee gross profit was $10.6 million or 31.4% of service fee revenue, during the year ended December 31, 2003 as compared to $13.2 million, or 36.7% of service fee revenue for the year ended December 31, 2002. Our gross profit as a percent of service fee revenue decreased in the current period primarily as a result of the elimination of the service fee revenue affiliate and resulting gross profit from services provided under our arrangements with Supplies Distributors due to our consolidation in October 2002.

     Selling, General and Administrative Expenses. SG&A expenses were $25.4 million for the year ended December 31, 2003 or 8.9% of total revenues, as compared to $27.0 million, or 27.8% of total revenues, for the year ended December 31, 2002. SG&A expenses decreased from the prior year primarily due to certain restructuring actions, including personnel reductions, which occurred in September 2002. In addition, the prior year SG&A expense included certain incremental sales and marketing costs. These items were partially offset as due to the consolidation of Supplies Distributors, we now reclassify certain costs previously characterized as cost of service fee revenue to SG&A. SG&A expenses as a percentage of total net revenues decreased from the prior year due to the increase in total net revenues, resulting from the inclusion of product sales subsequent to the consolidation of Supplies Distributors effective October 1, 2002.

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

Supplies Distributors and Subsidiaries

     Supplies Distributors and its subsidiaries act as master distributors of various IBM and other products and, pursuant to a transaction management services agreement between us and Supplies Distributors, we provide transaction management and fulfillment services to Supplies Distributors and its subsidiaries. Since October 2002, we have owned 100% of Supplies Distributors. In addition to our equity investment in Supplies Distributors, we have also provided Supplies Distributors with a subordinated loan that, as of December 31, 2004, had an outstanding balance of $7.0 million.

     Pursuant to the terms of our transaction management services agreement with Supplies Distributors, we earned service fees, which are reported as service fee revenue, affiliate in the accompanying consolidated financial statements (prior to the consolidation of Supplies Distributors’ results of operations effective October 1, 2002), of approximately $4.9 million.

     Prior to the consolidation of Supplies Distributors’ operating results effective October 1, 2002, we recorded our interest in Supplies Distributors’ net income, which was allocated and distributed to the owners pursuant to the terms of Supplies Distributors’ operating agreement, under the modified equity method, which resulted in us recording our allocated earnings of Supplies Distributors or 100% of Supplies Distributors’ losses. As a result of our 100% ownership of Supplies Distributors, future earnings will be allocated and dividends will be paid 100% to PFSweb. In September 2003, Supplies Distributors paid us a $0.6 million dividend. In September 2004 and December 2004, Supplies Distributors paid us a $0.6 million and $0.2 million dividend, respectively. Pursuant to the terms of its amended credit agreements, Supplies Distributors is currently restricted from paying cash dividends without the prior approval of its lenders. In addition, no distribution may be made if, after giving effect thereto, the net worth of Supplies Distributors would be less than $1.0 million.

Liquidity and Capital Resources

     Net cash provided by operating activities was $5.5 million for the year ended December 31, 2004 and primarily resulted from cash generated from operations along with increases in accounts payable and accrued expenses of $15.1 million partially offset by an increase in accounts receivable of $9.8 million, an increase in prepaid expenses and other current assets of $5.8 million. Net cash provided by operating activities was $1.3 million for the year ended December 31, 2003, and primarily resulted from cash generated from operations plus decreases in inventory of $2.5 million and in prepaid expenses and other current assets of $0.9 million partially offset by a decrease in accounts payable and accrued expenses of $5.6 million. The December 31, 2004, accounts payable balance was higher than normal primarily due to the timing of invoice processing by one of our master distribution vendors. Net cash used in operating activities was $15.0 million for the year ended December 31, 2002, and primarily resulted from cash used to fund operating losses and the net impact of increases in Supplies Distributors’ inventories of $8.1 million from October 1, 2002 to December 31, 2002 and accounts payable and accrued expenses of $4.6 million, partially offset by decreases in accounts receivable of $2.1 million and prepaid expenses and other current assets of $1.6 million.

     Net cash used in investing activities for the year ended December 31, 2004 totaled $8.8 million, resulting from capital expenditures of $7.7 million and an increase in restricted cash of $1.1 million. The increase in restricted cash resulted primarily from Mississippi taxable bond proceeds that are restricted specifically for payment on capital additions or as repayment on the outstanding bonds. Net cash used in investing activities for the year ended December 31, 2003 totaled $0.2 million, resulting from capital expenditures of $2.0 million partially offset by a decrease in restricted cash of $1.7 million. The decrease in restricted cash resulted from a refinancing of certain of our previous debt and lease balances to remove the associated letter of credit cash restrictions. Net cash provided by investing activities for the year ended December 31, 2002 totaled $1.5 million, representing the net repayment of $2.9 million by Supplies Distributors of our subordinated loan, which totaled $8.8 million at September 30, 2002, but which is now eliminated due to the consolidation of Supplies Distributors, (see “Supplies Distributors and Subsidiaries”) and net cash acquired in our acquisition of the remaining 51% interest of Supplies Distributors, offset by capital expenditures of $1.8 million.

     Capital expenditures have historically consisted primarily of additions to upgrade our management information systems and general expansion of our facilities, both domestic and foreign. We expect to incur capital expenditures to support new contracts and anticipated future growth opportunities. We anticipate that our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months will be approximately $7 million to $10 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. To maintain our current operating cash position, a portion of these expenditures may be financed through debt, operating or capital leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event that we do not achieve the revenue necessary to support such investments.

     Net cash provided by financing activities was approximately $2.2 million for the year ended December 31, 2004, primarily representing $3.3 million of proceeds from debt and $0.5 million of proceeds from the issuance of common stock pursuant to our employee stock purchase and stock option programs partially offset by $1.1 million of payments on our capital lease obligations. Net cash provided by financing activities was approximately $5.2 million for the year ended December 31, 2003, primarily representing $4.1 million of proceeds from the issuance of common stock pursuant to our employee stock purchase and stock option programs and the sale of 1,581,944 shares of our common stock to certain institutional investors in a private placement transaction and $1.8 million of proceeds from debt partially offset by $1.0 million of payments on our capital lease obligations. Net cash provided by financing activities was $11.4 million for the year ended December 31, 2002, primarily representing $11.3 million of proceeds from debt.

     During the year ended December 31, 2004, our working capital increased to $22.6 million from $21.4 million at December 31, 2003 primarily as a result of cash flow from operations plus incremental debt, partially offset by capital expenditures. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our own credit facility, or transferring a portion of our subordinated loan balances due from Supplies Distributors to third-parties. In conjunction with certain of these alternatives, we may be required to provide certain letters of credit to secure these arrangements. No assurances can be given that we will be successful in obtaining any additional financing or the terms thereof. We currently believe that our cash position, financing available under our credit facilities and funds generated from operations (including our anticipated revenue growth and/or cost reductions to offset lower than anticipated revenue growth) will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our lease obligations, and additional subordinated loans to Supplies Distributors, if necessary, for at least the next twelve months.

     The following is a schedule of our total contractual cash obligations, which is comprised of operating leases, debt, vendor financing and capital leases (including interest), as of December 31, 2004 (in millions):

	Payments Due By Period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Debt and vendor financing	$63,744	$58,127	$1,617	$1,600	$2,400
Capital lease obligations	2,978	1,232	1,569	177	—
Operating leases	20,664	6,207	10,644	2,764	1,049

Total	$87,386	$65,566	$13,830	$4,541	$3,449

     In support of certain debt instruments and leases, as of December 31, 2004 and 2003, we had $0.9 million and $1.2 million, respectively, of cash restricted as collateral for letters of credit. These letters of credit expire at various dates through March 2007, the related debt and lease obligations termination dates. As of December 31, 2004 and 2003, we had $2.5 million and $0.8 million, respectively, of cash restricted for payment of capital expenditures or repayment to lenders. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain of Supplies Distributors’ and it subsidiaries’ credit facilities. Many of our debt facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other agreements. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of stockholders’ equity, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. Any requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of December 31, 2004, we were in compliance with all debt covenants and we believe that we will maintain such compliance throughout calendar year 2005. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or its subsidiaries by its lenders, in the event that Supplies Distributors or its subsidiaries are unable to do so. We are also required to maintain a minimum subordinated loan to Supplies Distributors of $7.0 million, as amended. We must seek lender approval to increase this amount to more than $8.0 million. We do not have any other material financial commitments.

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

     Supplies Distributors has a short-term credit facility with IBM Credit LLC (“IBM Credit”) and Supplies Distributors’ European subsidiaries have a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance their distribution of IBM products. We have provided a collateralized guaranty to secure the repayment of these credit facilities. As of December 31, 2004, the asset-based credit facilities provided financing for up to $31.0 million through February 28, 2005 and up to $27.5 million thereafter and up to 12.5 million Euros (approximately $17.0 million) with IBM Credit and IBM Belgium, respectively. These agreements expire in March 2006.

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

     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million Euros (approximately $10.2 million) of eligible accounts receivables through March 2006. Borrowings under this agreement can be either cash advances or straight loans, as defined.

     These credit facilities contain cross default provisions, various restrictions upon the ability of Supplies Distributors and its subsidiaries to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as cash flow from operations, annualized revenue to working capital, net profit after tax to revenue, minimum net worth and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, we are required to maintain a subordinated loan to Supplies Distributors of no less than $7.0 million, maintain restricted cash of less than $5.0 million, are restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure and a minimum shareholders’ equity of at least $18.0 million. Furthermore, we are obligated to repay any over-advance made to

Supplies Distributors or its subsidiaries under these facilities if they are unable to do so. We have also provided a guarantee of the obligations of Supplies Distributors and its subsidiaries to IBM, excluding the trade payables that are financed by IBM credit.

     Our subsidiary, Priority Fulfillment Services, Inc. (“PFS”), has entered into a Loan and Security Agreement with Comerica Bank (“Comerica”), which provides for up to $5.0 million of eligible accounts receivable financing through March 2007, and up to $2.5 million of eligible equipment purchases through June 2008 (of which $0.5 million is available at February 28, 2005). We entered this Agreement to supplement our existing cash position, and provide funding for our future operations, including our targeted growth. The Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, and a minimum liquidity ratio, as defined. The agreement also limits our ability to increase the subordinated loan to Supplies Distributors to more than $8.0 million without the lender’s approval. The agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb.

     In 2004, to fulfill our obligations under certain new client relationships, we entered into a three-year operating lease arrangement for a new distribution facility in Southaven, MS, near our existing distribution complex in Memphis, TN. Additionally, we incurred additional capital expenditures during 2004, primarily to support the incremental business in this new distribution center. Upon completion, which is expected to occur during the first and second quarters of 2005, we expect the total capital expenditures to support this facility will total approximately $6 million. We financed a significant portion of these expenditures via the issuance of $5 million of Mississippi taxable revenue bonds.

     On November 7, 2003, we entered into a Securities Purchase Agreement with certain institutional investors in a private placement transaction pursuant to which we issued and sold an aggregate of 1.6 million shares of our common stock, par value $.001 per share (the “Common Stock”), at $2.16 per share, resulting in gross proceeds of $3.4 million. After deducting expenses, the net proceeds were approximately $3.2 million. In addition to the Common Stock, the investors received one-year warrants to purchase an aggregate 525,692 shares of Common Stock at an exercise price of $3.25 per share and four-year warrants to purchase an aggregate of 395,486 shares of Common Stock at an exercise price of $3.30 per share. In January 2005, 394,865 of the one-year warrants were exercised prior to their expiration, generating net proceeds to us of $1.3 million. We intend to use the net proceeds from the private placement and warrant exercises for general working capital purposes.

     On December 29, 2004, we entered into a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of $5 million MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned us the proceeds of the Bonds for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in our new Southaven, Mississippi distribution facility. The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) in the initial face amount of $5.1 million issued by Comerica pursuant to a Reimbursement Agreement between us and Comerica under which we are obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has an initial maturity date of December 2006 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof.

Inventory Management

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

Seasonality

     The seasonality of our business is dependent upon the seasonality of our clients’ business and the sale of their products. Accordingly, our management must rely upon the projections of our clients in assessing quarterly variability. We believe that with our current client mix and their current business volumes our service fee business activity will be at its lowest in the quarter ended March 31. However due to product release schedule changes from certain of our clients, we believe this seasonal impact will not be as significant in 2005 as it has been in prior years. We anticipate that our product revenue will be highest during the quarter ended December 31.

     We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.

Inflation

     Management believes that inflation has not had a material effect on our operations.

Impact of Recently Issued Accounting Standards

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Critical Accounting Policies and Estimates

     Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. If there is a significant unfavorable change to current conditions, it would likely result in a material adverse impact to our business, operating results and financial condition. We evaluate our estimates and assumptions on an ongoing basis. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances. All of our significant accounting policies are disclosed in the notes to our consolidated financial statements.

     We have defined a critical accounting estimate as one that is both important to the portrayal of our financial condition and results of operations and requires us to make difficult, subjective or complex judgments or estimates about matters that are uncertain. During the past three fiscal years, we have not made any material changes in accounting methodology used to establish the critical accounting estimates discussed below, unless otherwise noted. All of our significant accounting policies are disclosed in the notes to our consolidated financial statements. The following represent certain critical accounting policies that require us to exercise our business judgment or make significant estimates. In addition, there are other items within our consolidated financial statements that require estimation but are not deemed critical as defined above.

     Cost of Service Fee Revenue

     Our service fee revenues primarily relate to our distribution services and order management/customer care services. Distribution services relate primarily to inventory management, product receiving, warehousing and fulfillment (i.e., picking, packing and shipping). Order management/customer care services relate primarily to taking customer orders for our client’s products via various channels such as telephone call-center, electronic or facsimile. These services also entail addressing customer questions related to orders, as well as cross-selling/up-selling activities.

     Our cost of service fee revenue represents the cost to provide the services described above, primarily compensation and related expenses and other fixed and variable expenses directly related to providing the services. These include certain occupancy and information technology costs and depreciation and amortization expenses. Certain of these costs are allocated from general and administrative expenses. For these allocations, we estimate the amount of direct expenses based on a client-specific number of transactions processed. We believe our allocation methodology is reasonable, however a change in assumptions would result in a different gross profit in our statement of operations, yet no change to the resulting net income or loss.

     Allowance for Doubtful Accounts

     The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current credit worthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make frequent judgments and estimates regarding our customers’ ability to pay amounts due us to determine the appropriate amount of valuation allowances required for doubtful accounts. Provisions for doubtful accounts are recorded when it becomes evident that the customer will not make the required payments at either contractual due dates or in the future. At December 31, 2004 and 2003, reserves for doubtful accounts totaled $0.5 million and $0.3 million, respectively. We believe that our reserve for doubtful accounts is adequate to cover anticipated losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required.

     Inventory Reserves

     Inventories (merchandise, held for resale, all of which are finished goods) are stated at the lower of weighted average cost or market. Supplies Distributors and its subsidiaries assume responsibility for slow-moving inventory under certain master distributor agreements, subject to certain termination rights, but have the right to return product rendered obsolete by engineering changes, as defined. We review inventory for impairment on a periodic basis, but at a minimum, annually. Recoverability of the inventory on hand is measured by comparison of the carrying value of the inventory to the fair value of the inventory. This requires us to record provisions and maintain reserves for excess or obsolete inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand and market conditions. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. At December 31, 2004 and 2003, our allowance for slow moving inventory totaled $2.5 million and $1.3 million, respectively. We believe that our reserves are adequate to cover anticipated losses under current conditions. Significant or unanticipated changes to our estimates and forecasts, either adverse or positive, could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required.

     Income Taxes

     The liability method is used for determining our income taxes, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for valuation allowances, we have considered and made judgments and estimates regarding estimated future taxable income. These estimates and judgments include some degree of uncertainty and changes in these estimates and assumptions could require us to adjust the valuation allowances for our deferred tax assets. The ultimate realization of the certain of our deferred tax assets depends on the generation of sufficient taxable income in the applicable taxing jurisdictions. Although we believe our estimates and judgments are reasonable, actual results may differ, which could be material.

     As we operate in multiple countries, we are subject to the jurisdiction of multiple domestic and foreign tax authorities. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact on the amount of income taxes that we provide during any given year.

     Capitalized Software

     Our capitalized software includes internal and external costs incurred in developing or obtaining computer software for internal use and to implement new or expanded client relationships. We make judgments to determine if each project will satisfy its intended use. Additionally, we estimate the average internal costs incurred for payroll related benefits for the employees who directly devote time relating to the design, development and testing phase of the project. On an ongoing basis, we perform an impairment analysis on various technologies. If the carrying value of the various technologies exceeds the fair value, impairment charges are recorded.

     Long-Lived Assets

     Long-lived assets include property, intangible assets and certain other assets. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, we review long-lived assets for impairment periodically or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We record impairment losses in the period in which we determine that the carrying amount is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. This may require us to make judgments regarding long-term forecasts of our future revenues and costs related to the assets subject to review.

     Self Insurance

     We are self-insured for medical insurance benefits up to certain stop-loss limits. Each reporting period we record the costs, including paid claims, an estimate for the change in incurred but not reported (“IBNR”) claims and administrative fees as an expense in the consolidated statement of operations. We base the estimated IBNR claims upon both (i) a recent level of monthly paid claims; and (ii) historical lag information provided by claims administrators based on recent paid claims, to provide for those claims that have been incurred but not yet paid. We believe the use of recent claims activity is representative of incurred and paid trends during the reporting period. Using the historical lag information involves a significant level of judgment. Accordingly, an increase (or decrease) in the estimated IBNR liability would result in a corresponding decrease (or increase) to net income.

Item 7a.	Quantitative and Qualitative Disclosure about Market Risk

     We are exposed to various market risks including interest rates on our financial instruments and foreign exchange rates.

Interest Rate Risk

     Our interest rate risk is limited to our outstanding balances on our inventory and working capital financing agreements, loan and security agreement, taxable revenue bonds, and factoring agreement for the financing of inventory, accounts receivable and certain other receivables, which amounted to $63.3 million at December 31, 2004. A 100 basis point movement in interest rates would result in approximately $0.2 million annualized increase or decrease in interest expense based on the outstanding balance of these agreements at December 31, 2004.

Foreign Exchange Risk

     Currently, our foreign currency exchange rate risk is primarily limited to the Canadian Dollar and the Euro. In the future, our foreign currency exchange risk may also include other currencies applicable to certain of our international operations. We have and may continue, from time to time, to employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates. To hedge our net investment and intercompany payable or receivable balances in foreign operations, we may enter into forward currency exchange contracts. We do not hold or issue derivative financial instruments for trading purposes or for speculative purposes.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
PFSweb, Inc.:

We have audited the accompanying consolidated balance sheets of PFSweb, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedules as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PFSweb, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Dallas, Texas
February 17, 2005, except for Notes 3 and 4 as to which the date is March 29, 2005

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,592	$14,743
Restricted cash	2,746	1,091
Accounts receivable, net of allowance for doubtful accounts of $504 and $339 at December 31, 2004 and 2003, respectively	41,565	30,877
Inventories, net	44,947	44,589
Other receivables	8,061	3,872
Prepaid expenses and other current assets	3,349	2,417

Total current assets	114,260	97,589

PROPERTY AND EQUIPMENT, net	14,264	9,589
RESTRICTED CASH	675	900
OTHER ASSETS	1,128	281

Total assets	$130,327	$108,359

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$19,098	$19,533
Trade accounts payable	61,583	49,548
Accrued expenses	10,971	7,101

Total current liabilities	91,652	76,182

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	7,232	2,762
OTHER LIABILITIES	1,517	998
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 21,665,585 and 21,247,941 shares issued at December 31, 2004 and 2003, respectively; and 21,579,285 and 21,161,641 outstanding at December 31, 2004 and 2003, respectively	22	21
Additional paid-in capital	56,645	56,156
Accumulated deficit	(29,077)	(29,303)
Accumulated other comprehensive income	2,421	1,628
Treasury stock at cost, 86,300 shares	(85)	(85)

Total shareholders’ equity	29,926	28,417

Total liabilities and shareholders’ equity	$130,327	$108,359

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31
(In thousands, except per share data)

	2004	2003	2002
REVENUES:
Product revenue, net	$267,470	$249,230	$57,492
Service fee revenue	42,076	33,771	31,094
Service fee revenue, affiliate	—	—	4,731
Pass-through revenue	12,119	3,435	3,692

Total revenues	321,665	286,436	97,009

COSTS OF REVENUES:
Cost of product revenue	251,968	235,317	54,343
Cost of service fee revenue	28,067	23,159	22,660
Cost of pass-through revenue	12,119	3,435	3,692

Total costs of revenues	292,154	261,911	80,695

Gross profit	29,511	24,525	16,314

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	27,091	25,442	27,012
SEVERANCE AND OTHER TERMINATION COSTS	—	—	1,213
ASSET AND LEASE IMPAIRMENTS	—	257	922

Income (loss) from operations	2,420	(1,174)	(12,833)

EQUITY IN EARNINGS OF AFFILIATE	—	—	1,163
INTEREST EXPENSE	1,590	2,124	816
INTEREST INCOME	(130)	(124)	(977)

Income (loss) before income taxes and extraordinary item	960	(3,174)	(11,509)
INCOME TAX EXPENSE	734	572	94

Income (loss) before extraordinary item	226	(3,746)	(11,603)
EXTRAORDINARY ITEM – gain on purchase of 51% share of Supplies Distributors	—	—	203

NET INCOME (LOSS)	$226	$(3,746)	$(11,400)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Income (loss) before extraordinary item	$0.01	$(0.20)	$(0.64)
Extraordinary item – gain on purchase of 51% share of Supplies Distributors	—	—	0.01

Net income (loss)	$0.01	$(0.20)	$(0.63)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	21,332	19,011	18,229

Diluted	23,468	19,011	18,229

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data)

					Accumulated
			Additional		Other			Total	Comprehensive
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders’	Income
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity	(Loss)
Balance, December 31, 2001	18,143,409	$18	$51,942	$(14,157)	$(1,113)	86,300	$(85)	$36,605
Net loss	—	—	—	(11,400)	—	—	—	(11,400)	$(11,400)
Stock based compensation expense	—	—	28	—	—	—	—	28
Employee stock purchase plan	254,574	—	124	—	—	—	—	124
Other comprehensive income— foreign currency translation adjustment	—	—	—	—	1,113	—	—	1,113	1,113

Comprehensive loss									$(10,287)

Balance, December 31, 2002	18,397,983	$18	$52,094	$(25,557)	$—	86,300	$(85)	$26,470
Net loss	—	—	—	(3,746)	—	—	—	(3,746)	$(3,746)
Stock based compensation expense	—	—	6	—	—	—	—	6
Employee stock purchase plan	618,446	1	261	—	—	—	—	262
Proceeds from exercised options	649,568	1	618	—	—	—	—	619
Private placement of common stock	1,581,944	1	3,177	—	—	—	—	3,178
Other comprehensive income— foreign currency translation adjustment	—	—	—	—	1,628	—	—	1,628	1,628

Comprehensive loss									$(2,118)

Balance, December 31, 2003	21,247,941	$21	$56,156	$(29,303)	$1,628	86,300	$(85)	$28,417

Net income	—	—	—	226	—	—	—	226	$226
Stock based compensation expense	—	—	14	—	—	—	—	14
Employee stock purchase plan	226,381	1	316	—	—	—	—	317
Proceeds from exercised options	191,263	—	159	—	—	—	—	159
Other comprehensive income— foreign currency translation adjustment	—	—	—	—	793	—	—	793	793

Comprehensive income									$1,019

Balance, December 31, 2004	21,665,585	$22	$56,645	$(29,077)	$2,421	86,300	$(85)	$29,926

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
(In thousands)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$226	$(3,746)	$(11,400)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,643	4,497	5,851
Loss on disposition of assets	—	32	—
Asset and lease impairments	—	257	922
Extraordinary gain	—	—	(203)
Provision for doubtful accounts	289	351	38
Provision for excess and obsolete inventory	1,204	1,984	(10)
Deferred income taxes	(81)	(134)	(54)
Equity in earnings of affiliate	—	—	(1,163)
Non-cash compensation expense	14	6	28
Changes in operating assets and liabilities:
Accounts receivables	(9,838)	173	2,087
Inventories, net	(318)	2,527	(8,110)
Prepaid expenses and other current assets, other receivables and other assets	(5,825)	896	1,628
Accounts payable, accrued expenses and other current and long-term liabilities	15,149	(5,565)	(4,564)

Net cash provided by (used in) operating activities	5,463	1,278	(14,950)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,698)	(1,982)	(1,762)
Decrease (increase) in restricted cash	(1,071)	1,744	(156)
Cash acquired in acquisition of affiliate, net of cash paid	—	—	501
Proceeds from sale of distribution equipment	—	—	85
Proceeds from loans to affiliate, net	—	—	2,855

Net cash provided by (used in) investing activities	(8,769)	(238)	1,523

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	475	4,059	124
Decrease (increase) in restricted cash	(359)	268	780
Payments on capital lease obligations	(1,134)	(954)	(862)
Proceeds from debt, net	3,266	1,816	11,319

Net cash provided by financing activities	2,248	5,189	11,361

EFFECT OF EXCHANGE RATES ON CASH	(93)	(81)	(8)

NET INCREASE (DECREASE) IN CASH	(1,151)	6,148	(2,074)

CASH AND CASH EQUIVALENTS, beginning of period	14,743	8,595	10,669

CASH AND CASH EQUIVALENTS, end of period	$13,592	$14,743	$8,595

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Fixed assets acquired under capital leases	$1,330	$538	$848

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Overview and Basis of Presentation

PFSweb, Inc. Overview

     PFSweb, Inc. and its subsidiaries, including Supplies Distributors, Inc, are collectively referred to as the “Company;” “Supplies Distributors” refers to Supplies Distributors, Inc. and its subsidiaries; and “PFSweb” refers to PFSweb, Inc. and its subsidiaries excluding Supplies Distributors.

     PFSweb is an international provider of integrated business process outsourcing services to major brand name companies seeking to maximize their supply chain efficiencies and to extend their traditional and e-commerce initiatives in the United States, Canada, and Europe. PFSweb offers such services as professional consulting, technology collaboration, managed web hosting and internet application development, order management, web-enabled customer contact centers, customer relationship management, financial services including billing and collection services and working capital solutions, information management, facilities and operations management, kitting and assembly services, and international fulfillment and distribution services.

Supplies Distributors Overview

     Supplies Distributors, PFSweb and International Business Machines Corporation (“IBM”) entered into master distributor agreements whereby Supplies Distributors acts as a master distributor of various products, primarily IBM product. Pursuant to transaction management services agreements between PFSweb and Supplies Distributors, PFSweb provides transaction management and fulfillment services to Supplies Distributors.

     Supplies Distributors has obtained certain financing (see Notes 3 and 4) that allows it to fund the working capital requirements for the sale of primarily IBM products. Pursuant to the transaction management services agreements, PFSweb provides to Supplies Distributors such services as managed web hosting and maintenance, procurement support, web-enabled customer contact center services, customer relationship management, financial services including billing and collection services, information management, and international distribution services. Additionally, IBM and Supplies Distributors have outsourced the product demand generation to Global Marketing Services, Inc. (“GMS”). Supplies Distributors, via arrangements with GMS and PFSweb, sells products in the United States, Canada and Europe.

     All of the agreements between PFSweb and Supplies Distributors were made in the context of a related party relationship and were negotiated in the overall context of PFSweb’s and Supplies Distributors’ arrangement with IBM. Although management generally believes that the terms of these agreements are consistent with fair market values, there can be no assurance that the prices charged to or by each company under these arrangements are not higher or lower than the prices that may be charged by, or to, unaffiliated third parties for similar services.

Basis of Presentation

     For the period prior to September 2002, PFSweb owned 49% of Supplies Distributors and as such the results of Supplies Distributors were not consolidated into the Company’s results. The Company’s allocation of Supplies Distributors’ net income (see Note 9) was presented in the consolidated statements of operations as equity in earnings of affiliate for year ended December 31, 2002 (through September 30, 2002). Effective October 1, 2002, PFSweb purchased the remaining 51% interest in Supplies Distributors. As a result of the purchase, effective October 1, 2002, the Company began consolidating 100% of Supplies Distributors’ financial position and results of operations into the Company’s consolidated financial statements.

2. Significant Accounting Policies

Principles of Consolidation

     All intercompany accounts and transactions have been eliminated in consolidation. Accounts and transactions

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

between PFSweb and Supplies Distributors have been eliminated as of December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003, and the three-month period ended December 31, 2002 (see Note 1).

Investment in Affiliate

     In July 2001, PFSweb purchased a 49% investment in Supplies Distributors (see Note 9). Effective October 1, 2002, PFSweb purchased the remaining 51% ownership interest of Supplies Distributors. Prior to consolidating Supplies Distributors’ financial position and results of operations, PFSweb recorded its interest in Supplies Distributors’ net income, which was allocated and distributed to the owners pursuant to the terms of an operating agreement, under the modified equity method, which resulted in PFSweb recording its allocated earnings of Supplies Distributors or 100% of Supplies Distributors’ losses.

     In addition to the equity investment, PFSweb loaned Supplies Distributors monies in the form of a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Subordinated Note cannot be increased to more than $8.0 million or decreased to lower than $7.0 million without prior approval of the Company’s lenders (see Notes 3 and 4). As of December 31, 2004 and 2003, the outstanding balance of the Subordinated Note, which is eliminated upon the consolidation of Supplies Distributors’ financial position, was $7.0 million and $8.0 million, respectively.

Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. The recognition and allocation of certain operating expenses in these consolidated financial statements also require management estimates and assumptions. The Company’s estimates and assumptions are continually evaluated based on available information and experience. Because the use of estimates is inherent in the financial reporting process, actual results could differ from estimates.

Revenue and Cost Recognition

     Depending on the terms of the customer arrangement, the Company recognizes product revenue and product cost either upon the shipment of product to customers or when the customer receives the product. The Company permits its customers to return product for credit against other purchases, including defective products (that the Company then returns to the manufacturer) and incorrect shipments. The Company provides a reserve for estimated returns and allowances. The Company offers terms to its customers that it believes are standard for its industry.

     Freight costs billed to customers are reflected as components of product revenues. Freight costs incurred by the Company are recorded as a component of cost of goods sold.

     Under the master distributor agreements (see Note 6), the Company bills IBM for reimbursements of certain expenses, including: pass through customer marketing programs, including rebates and coop funds; certain freight costs; direct costs incurred in passing on any price decreases offered by IBM to Supplies Distributors or its customers to cover price protection and certain special bids; the cost of products provided to replace defective product returned by customers; and certain other expenses as defined. The Company records a receivable for these reimbursable amounts as they are incurred with a corresponding reduction in either inventory or cost of product revenue. The Company also reflects pass through customer marketing programs as a reduction of product revenue.

     The Company’s service fee revenues primarily relate to its (1) distribution services, (2) order management/customer care services and (3) the reimbursement of out-of-pocket and third-party expenses. The Company typically charges its service fee revenue on a cost-plus basis, a percent of shipped revenue basis or a per transaction basis, such as a per item basis for fulfillment services or a per minute basis for web-enabled customer contact center services. Additional fees are billed for other services.

     Distribution services relate primarily to inventory management, product receiving, warehousing and fulfillment (i.e., picking, packing and shipping) and facilities and operations management. Service fee revenue for these

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

activities is recognized as earned, which is either (i) on a per transaction basis or (ii) at the time of product fulfillment, which occurs at the completion of the distribution services.

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

     The Company’s billings for reimbursement of out-of-pocket expenses, including travel and certain third-party vendor expenses such as shipping and handling costs and telecommunication charges are included in pass-through revenue. The related reimbursable costs are reflected as cost of pass-through revenue.

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

     The Company also performs billing services and information management services for certain of its clients. Billing services and information management services are not always billed separately to clients because while the activities are continually performed, the costs may be insignificant and covered by other fees described above. If billed separately, the fees are recognized as the services are performed. If not billed separately, any revenue attributable to these services is included in the distribution or order management fees that are recognized as services are performed. The service fee revenue associated with these activities not billed separately are currently not significant and are incidental to the above-mentioned services.

     The Company recognizes revenue, and records trade accounts receivables, pursuant to the methods described above, when collectibility is reasonably assured. Collectibility is evaluated on an individual customer basis taking into consideration historical payment trends, current financial position, results of independent credit evaluations and payment terms.

     The Company primarily performs its services under one to three-year contracts that can generally be terminated by either party. In conjunction with these long-term contracts, the Company sometimes receives start-up fees to cover its implementation costs, including certain technology infrastructure and development costs. The Company defers the fees received, and the related costs, and amortizes them over the life of the contract. The amortization of deferred revenue is included as a component of service fee revenue. The amortization of deferred implementation costs is included as a cost of service fee revenue. To the extent implementation costs for non-technology infrastructure and development exceed the fees received, the excess costs are expensed as incurred. The following summarizes the deferred implementation revenues and costs, excluding technology and development costs, which are included in property and equipment (in thousands):

	December 31,	December 31,
	2004	2003
Deferred implementation costs
Current	$507	$204
Non-current	658	26

	$1,165	$230

Deferred implementation revenues
Current	898	466
Non-current	821	87

	$1,791	$553

     Current and non-current deferred implementation costs are a component of prepaid expenses and other assets, respectively. Current and non-current deferred implementation revenues, which may precede the timing of when the

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

related implementation costs are incurred and thus deferred, are a component of accrued expenses and other liabilities, respectively.

Concentration of Business and Credit Risk

     The Company’s product revenue is primarily generated by sales of product purchased under master distributor agreements with one supplier.

     Sales to two customers accounted for approximately 12% and 11% of the Company’s total product revenues for the year ended December 31, 2004. Service fee revenue from two clients accounted for approximately 42% and 15% of service fee revenue for year ended December 31, 2004. On a consolidated basis, one customer/client accounted for approximately 18% of the Company’s total revenues for the year ended December 31, 2004. As of December 31, 2004, two customers/clients accounted for approximately 27% of accounts receivable.

     Sales to three customers accounted for approximately 13%, 12% and 10% of the Company’s total product revenues for the year ended December 31, 2003. Service fee revenue from two clients accounted for approximately 40% and 16% of service fee revenue for year ended December 31, 2003. On a consolidated basis, two customers/clients accounted for approximately 16% and 10% of the Company’s total revenues for the year ended December 31, 2003. As of December 31, 2003, two customers/clients accounted for approximately 37% of accounts receivable.

     Sales to two customers accounted for approximately 13% and 12% of the Company’s total product revenues for the year ended December 31, 2002. Service fee revenue from two clients accounted for approximately 35% and 14% of net service fee revenue for the year ended December 31, 2002. In addition, service fee revenue earned from Supplies Distributors prior to the October 1, 2002 acquisition date approximated 13% of net service fee revenue for the year ended December 31, 2002. On a consolidated basis, one customer/client accounted for approximately 21% of the Company’s total revenues for the year ended December 31, 2002.

     In conjunction with Supplies Distributors’ financings, PFSweb has provided certain collaterized guarantees on behalf of Supplies Distributors. Supplies Distributors’ ability to obtain financing on similar terms would be significantly impacted without these guarantees. Additionally, since Supplies Distributors has limited personnel and physical resources, its ability to conduct business could be materially impacted by contract terminations by GMS.

     The Company has multiple arrangements with IBM and is dependent upon the continuation of such arrangements. These arrangements, which are critical to the Company’s ongoing operations, include Supplies Distributors’ and its subsidiaries’ master distributor agreements, Supplies Distributors’ and its subsidiaries’ working capital financing agreements, product sales to IBM business units, a service fee relationship and a term master lease agreement.

Cash and Cash Equivalents

     Cash equivalents are defined as short-term highly liquid investments with original maturities of three months or less.

Restricted Cash

     Restricted cash includes the following items (in thousands):

	December 31,	December 31,
	2004	2003
Current:
Letters of credit security	$225	$260
Customer remittances	1,190	831
Bond financing	1,331	—

Total current	2,746	1,091
Long term:
Letters of credit security	675	900

Total restricted cash	$3,421	$1,991

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     The Company has cash restricted as collateral for letters of credit that secure certain debt and lease obligations (see Note 4). The letters of credit currently expire at various dates through March 2007.

     In conjunction with certain of its financing agreements, Supplies Distributors has granted to its lenders a security interest in all customer remittances received in specified bank accounts (see Note 4). At December 31, 2004 and 2003, these bank accounts held $1.2 million and $0.8 million, respectively, which was restricted for payment to the lender against the outstanding debt.

     At December 31, 2004, the Company has classified $1.3 million of the proceeds from the issuance of Mississippi taxable revenue bonds (see Note 4) as restricted cash since the proceeds are restricted specifically for payment on capital expenditures or as payment on the outstanding bonds.

Other Receivables and Liabilities

     Other receivables include $7.9 million and $3.8 million as of December 31, 2004 and 2003, respectively, for amounts due from IBM for billings under the master distributor agreements (see Note 6).

     During 2001, the Company received a governmental grant for investments made in fixed assets in its Belgium operations. At establishment, the total grant of approximately $1.6 million was deferred and is being recognized as a reduction in depreciation expense over the same period over which the related fixed assets are being depreciated. As of December 31, 2004 and 2003, a deferred credit of $0.3 million at each year end and $0.5 million and $0.7 million, respectively, at each year end is included in accrued expenses and other liabilities, respectively, in the accompanying consolidated balance sheets and represents the unamortized portion of the grant. For the years ended December 31, 2004 and 2003 and 2002, approximately $0.3 million, $0.4 million and $0.2 million, respectively, was recognized as a reduction of depreciation expense.

Inventories

     Inventories (all of which are finished goods) are stated at the lower of weighted average cost or market. Supplies Distributors assumes responsibility for slow-moving inventory under certain master distributor agreements, subject to certain termination rights, but has the right to return product rendered obsolete by engineering changes, as defined (see Note 6). The Company reviews inventory for impairment on a periodic basis, but at a minimum, annually. Recoverability of the inventory on hand is measured by comparison of the carrying value of the inventory to the fair value of the inventory. During 2003, the Company agreed to certain modifications to a selected master distributor agreement. As a result of these modifications, the Company reevaluated its inventory for impairment during 2003, and increased its allowance for slow moving inventory. As of December 31, 2004 and 2003, the allowance for slow moving inventory was $2.5 million and $1.3 million, respectively.

     In the event PFSweb, Supplies Distributors and IBM terminate the master distributor agreements, the agreements provide for the parties to mutually agree on a plan of disposition of Supplies Distributors’ then existing inventory.

     Inventories include merchandise in-transit that has not been received by the Company but that has been shipped and invoiced by Supplies Distributors’ vendors. The corresponding payable for inventories in-transit is included in accounts payable in the accompanying consolidated financial statements.

Property and Equipment

     The components of property and equipment as of December 31, 2004 and 2003 are as follows (in thousands):

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	December 31,	December 31,
	2004	2003	Depreciable Life
Furniture and fixtures	$9,996	$9,255	2-10 years
Computer equipment	8,130	6,425	2-3 years
Leasehold improvements	6,044	5,401	2-9 years
Purchased and capitalized software costs	9,356	7,866	1-7 years
Other, primarily construction-in-progress	3,982	28	3-7 years

	37,508	28,975

Less-accumulated depreciation and amortization	(23,244)	(19,386)

Property and equipment, net	$14,264	$9,589

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

     The Company’s property held under capital leases amount to approximately $3.0 million and $3.1 million, net of accumulated amortization of approximately $5.4 million and $4.7 million, at December 31, 2004 and 2003, respectively.

Foreign Currency Translation and Transactions

     For the Company’s Canadian and European operations, the local currency is the functional currency. All assets and liabilities are translated at exchange rates in effect at the end of the period, and income and expense items are translated at the average exchange rates for the period.

     The Company includes currency gains and losses on short-term intercompany advances in the determination of net income. Intercompany currency transaction gains and losses included in net income or loss were a net gain of $0.2 million and $0.3 million for the years ended December 31, 2004 and 2003, respectively. The Company will continue to report gains or losses on intercompany foreign currency transactions that are of a long-term investment nature as a separate component shareholders’ equity.

Stock Based Compensation

     The Company accounts for stock-based employee compensation plans using the intrinsic-value method as outlined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation and Interpretation of APB No. 25, issued in March 2000 (see Note 5). The following table shows the pro forma effect on the Company’s net income (loss) and income (loss) per share as if compensation cost had been recognized for stock-based employee compensation plans based on their fair value at the date of the grant. The pro forma effect of stock-based employee compensation plans on the Company’s net income (loss) for those years may not be representative of the pro forma effect for future years due to the impact of vesting and potential future awards.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002
	(In thousands, except per share amounts)
Net income (loss) as reported	$226	$(3,746)	$(11,400)
Add: Stock-based non-employee compensation expense included in reported net loss	14	6	28
Deduct: total stock-based employee and non-employee compensation expense determined under fair value based method	(841)	(754)	(2,295)

Pro forma net income (loss), applicable to common stock for basic and diluted computations	$(601)	$(4,494)	$(13,667)

Income (loss) per common share – basic and diluted
As reported	$0.01	$(0.20)	$(0.63)

Pro forma	$(0.03)	$(0.24)	$(0.75)

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

Self Insurance

     The Company is self-insured for medical insurance benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred, but not reported (“IBNR”) claims. IBNR claims are estimated using historical lag information and other data provided by claims administrators.

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

Net Income (Loss) Per Common Share

     Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the reporting period. For the calculation of diluted net income per share for the year ended 2004, weighted average shares outstanding are increased by approximately 2.1 million shares, reflecting the dilutive effect of stock options. Stock options not included in the calculation of diluted net income (loss) per share for the years ended December 31, 2004, 2003 and 2002, were 0.7 million, 4.4 million, and 4.8 million, respectively, as the effect would be anti-dilutive. Warrants not included in the calculation of diluted net income (loss) per share for both of the years ended December 31, 2004 and 2003, were 0.9 million, as the effect would be anti-dilutive.

Cash Paid During Year

     The Company made payments for interest of approximately $1.7 million, $1.9 million and $0.8 million and income taxes of approximately $0.6 million, $0.5 million and $0.8 million during the years ended December 31,

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

2004, 2003, and 2002, respectively (see Notes 3, 4 and 10).

Impact of Recently Issued Accounting Standards

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on the Company’s consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and it has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Reclassifications

     Certain prior year data have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income (loss) or shareholders’ equity.

3. Vendor Financing:

     Outstanding obligations under vendor financing arrangements consist of the following (in thousands):

	December 31,	December 31,
	2004	2003
Inventory and working capital financing agreements:
United States	$26,962	$26,034
Europe	13,110	11,518

Total	$40,072	$37,552

Inventory and Working Capital Financing Agreement, United States

     Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of IBM products in the United States, providing financing for eligible IBM inventory and for certain other receivables up to $31.0 million through February 28, 2005 and up to $27.5 million thereafter through its expiration on March 29, 2005. As of December 31, 2004, Supplies Distributors had $3.3 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $7.0 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 1% (6% and 5% as of December 31, 2004 and 2003, respectively). The facility also includes a monthly service fee.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     On March 29, 2005, Supplies Distributors entered into an amended credit facility with IBM Credit LLC, which extends the termination date through March 2006. The Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.

Inventory and Working Capital Financing Agreement, Europe

     Supplies Distributors’ European subsidiaries have a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance their distribution of IBM products in Europe. The asset based credit facility with IBM Belgium provides up to 12.5 million Euros (approximately $17.0 million) in financing for purchasing IBM inventory and for certain other receivables through March 29, 2005. As of December 31, 2004, Supplies Distributors’ European subsidiaries had 2.4 million euros ($3.3 million) of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors and its European subsidiaries to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors’ European subsidiaries, as well as collateralized guaranties of Supplies Distributors and PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $7.0 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at Euribor plus 2.5% (4.7% and 3.5% as of December 31, 2004 and 2003, respectively). Supplies Distributors’ European subsidiaries pay a monthly service fee on the commitment.

     On March 29, 2005, Supplies Distributors’ European subsidiaries entered into an amended credit facility with IBM Belgium, which extends the termination date through March 2006. The Company has classified the outstanding amounts under this facility that are collateralized by inventory as accounts payable in the consolidated balance sheets.

4. Debt and Capital Lease Obligations:

     Outstanding obligations under debt and capital lease obligations consist of the following (in thousands):

	December 31,	December 31,
	2004	2003
Loan and security agreements, United States
Supplies Distributors	$8,328	$13,146
PFSweb	4,853	3,514
Factoring agreement, Europe	3,848	2,296
Taxable revenue bonds	5,000	—
Master lease agreements	3,141	3,080
Inventory and working capital financing agreement – Europe	682	8
Other	478	251

Total	26,330	22,295
Less current portion of long-term debt	19,098	19,533

Long-term debt, less current portion	$7,232	$2,762

Loan and Security Agreement — Supplies Distributors

     Supplies Distributors has a loan and security agreement with Congress Financial Corporation (Southwest) (“Congress”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of December 31, 2004, Supplies Distributors had $8.0 million of available credit under this agreement. The Congress facility expires on the earlier of March 29, 2007 or the date on which the parties to the IBM master distributor agreement no longer operate under the terms of such agreement and/or IBM no longer supplies products pursuant to such agreement. Borrowings under the Congress facility accrue interest at prime rate plus 0.00% to 0.25% or Eurodollar rate plus 2.25% to 2.75%, dependent on excess availability, as defined. The interest rate on outstanding borrowings at December 31, 2004 was 5.0%. This agreement contains cross default provisions, various restrictions

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

upon the ability of and Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $6.5 million and restricted cash of less than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks and Congress pursuant to which a security interest was granted to Congress for all customer remittances received in specified bank accounts. At December 31, 2004 and December 31, 2003, these bank accounts held $1.2 million and $0.8 million, respectively, which was restricted for payment to Congress.

Loan and Security Agreement – PFSweb

     Priority Fulfillment Services, Inc. (the “Borrower”), a wholly-owned subsidiary of PFSweb, has a Loan and Security Agreement with Comerica Bank (“Comerica”), which was amended in December 2004 (“Comerica Agreement”). The Comerica Agreement provides for up to $5.0 million of eligible accounts receivable financing (“Working Capital Advances”) through March 2, 2007, $1.5 million of existing equipment financing and up to an additional $1.0 million of eligible equipment purchases (collectively the “Equipment Advances”) through June 15, 2008. Outstanding Working Capital Advances, $3.5 million as of December 31, 2004, accrue interest at prime rate plus 1% (6.25% as of December 31, 2004). Outstanding Equipment Advances, $1.4 million as of December 31, 2004, accrue interest at prime rate plus 1.5% (6.75% as of December 31, 2004). As of December 31, 2004, the Borrower had $1.4 million of available credit under the Working Capital Advance portion of this facility and $1.0 million of available credit under the Equipment Advance portion of this facility. In January 2005, the Company repaid the $3.5 million of Working Capital Advances outstanding as of December 31, 2004. The Comerica Agreement contains cross default provisions, various restrictions upon the Borrower’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the Subordinated Note to a maximum of $8 million. The Comerica Agreement is secured by all of the assets of the Borrower, as well as a guarantee of PFSweb, Inc. The Comerica Agreement requires the Borrower to maintain a minimum cash balance of $1.3 million at Comerica.

Factoring Agreement

     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million euros (approximately $10.2 million) of eligible accounts receivables through March 2006. As of December 31, 2004, Supplies Distributors’ European subsidiary had approximately 2.3 million euros ($3.1 million) of available credit under this agreement. Borrowings under this agreement can be either cash advances or straight loans, as defined. Cash advances accrue interest at 3.8% and straight loans accrue interest at Euribor plus 1.3%. As of December 31, 2004, there were no straight loans outstanding. This agreement contains various restrictions upon the ability of Supplies Distributors’ European subsidiary to, among other things, merge, consolidate and incur indebtedness, as well as financial covenants, such as minimum net worth. This agreement is secured by a guarantee of Supplies Distributors, up to a maximum of 200,000 euros.

Taxable Revenue Bonds

     On December 29, 2004, PFSweb entered into a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of $5 million MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned the proceeds of the Bonds to PFSweb for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in the Company’s Southaven, Mississippi distribution facility. The Bonds bear interest at a variable rate (2.65% as of December 31, 2004), as determined by Comerica Securities, as Remarketing Agent. PFSweb, at its option, may convert the Bonds to a fixed rate, to be

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

determined by the Remarketing Agent at the time of conversion.

     The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) in the initial face amount of $5.1 million issued by Comerica pursuant to a Reimbursement Agreement between PFSweb and Comerica under which PFSweb is obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has an initial maturity date of December 2006 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof.

Debt Covenants

     To the extent the Company fails to comply with its covenants applicable to its debt or vendor financing obligations, including the monthly financial covenant requirements and required level of stockholders’ equity ($20.0 million), and the lenders accelerate the repayment of the credit facility obligations, the Company would be required to repay all amounts outstanding thereunder. Any acceleration of the repayment of the credit facilities would have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations.

     PFSweb has also provided a guarantee of the obligations of Supplies Distributors to IBM, excluding the trade payables that are financed by IBM credit.

Master Lease Agreements

     The Company has a Term Lease Master Agreement with IBM Credit Corporation (“Master Lease Agreement”) that provides for leasing or financing transactions of equipment and other assets, which generally have terms of 3 to 5 years. The outstanding leasing transactions ($1.2 million and $0.1 million as of December 31, 2004 and 2003, respectively) are secured by the related equipment and letters of credit (see Note 2). The outstanding financing transactions ($0.5 million and $0.8 million as of December 31, 2004 and 2003, respectively) are secured by a letter of credit (see Note 2).

     The Company has a master agreement with a leasing company that provided for leasing transactions of certain equipment. The amounts outstanding under this agreement as of December 31, 2004 and 2003 were $1.2 million and $1.5 million, respectively, and are secured by the related equipment.

     The Company enters into other leasing and financing agreements as needed to finance the purchasing or leasing of certain equipment or other assets. Borrowings under these agreements are generally secured by the related equipment.

Debt and Capital Lease Maturities

     The Company’s aggregate maturities of debt subsequent to December 31, 2004 are as follows (in thousands):

Fiscal year ended December 31,
2005	$18,055
2006	1,117
2007	500
2008	800
2009	800
Thereafter	2,400

Total	$23,672

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     The following is a schedule of the Company’s future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 2004 (in thousands):

Fiscal year ended December 31,
2005	$1,232
2006	995
2007	574
2008	177
Thereafter	—

Total minimum lease payments	$2,978
Less amount representing interest at rates ranging from 5.75% to 18.0%	(320)

Present value of net minimum lease payments	2,658
Less: Current portion	(1,043)

Long-term capital lease obligations	$1,615

5. Stock and Stock Options

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

Employee Stock Purchase Plan

     On September 15, 2000, the Company’s shareholders approved the PFSweb Employee Stock Purchase Plan (the “Stock Purchase Plan”) that is qualified under Section 423 of the Internal Revenue Code of 1986, to provide employees of the Company an opportunity to acquire a proprietary interest in the Company. The Stock Purchase Plan provides for acquisition of the Company’s common stock at a 15% discount to the market value. The Stock Purchase Plan permits each U.S. employee who has completed ninety days of service to elect to participate in the plan. Eligible employees may elect to contribute with after-tax dollars up to a maximum annual contribution of $25,000. The Company has reserved 2,000,000 shares of its common stock under the Stock Purchase Plan. The Stock Purchase Plan became effective for eligible employees in September 2000. During the years ended December 31, 2004, 2003 and 2002, the Company issued 226,381, 618,446 and 254,574 shares under the Stock Purchase Plan, respectively. As of December 31, 2004, there were 627,190 shares available for further issuance under the Stock Purchase Plan, of which 248,921 were issued in January 2005.

Private Placement Transaction

     On November 7, 2003, the Company entered into a Securities Purchase Agreement with certain institutional investors in a private placement transaction pursuant to which the Company issued and sold an aggregate of 1,581,944 shares of its common stock, par value $.001 per share (the “Common Stock”), at $2.16 per share, resulting in gross proceeds of $3.4 million. After deducting expenses, the net proceeds were approximately $3.2 million. In addition to the Common Stock, the investors received one-year warrants to purchase an aggregate 525,692 shares of Common Stock at an exercise price of $3.25 per share and four-year warrants to purchase an aggregate of 395,486 shares of Common Stock at an exercise price of $3.30 per share. In January 2005, 394,685 of the one-year warrants were exercised prior to their expiration, generating net proceeds to the Company of $1.3 million.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Stock Options and Stock Option Plans

PFSweb Plan Options

     The Company has authorized 6,000,000 shares of common stock for issuance under two 1999 stock option plans and 35,000 shares for issuance under a stock option agreement (the “Stock Option Plans”). The Stock Option Plans provide for the granting of incentive awards in the form of stock options to directors, executive management, key employees, and outside consultants of the Company. The right to purchase shares under the employee stock option agreements typically vest over a three-year period. Stock options must be exercised within 10 years from the date of grant. Stock options are generally issued at fair market value. The Company recorded stock based compensation expense of $14,000, $6,000 and $28,000 in the years ended December 31, 2004, 2003 and 2002, respectively, in connection with stock options to purchase an aggregate of 65,000 shares issued under the Stock Option Plans to non-employees.

     As of December 31, 2004, there were 1,069,030 shares available for future options under the Stock Option Plans.

     The following table summarizes stock option activity under the Stock Option Plans:

						Weighted Average
	Shares	Price Per Share				Exercise Price
Outstanding, December 31, 2001	3,596,369		$0.60	—	$16.00	$1.27
Granted	1,090,000		$0.44	—	$0.84	$0.81
Exercised	—	$			—	$—
Canceled	(1,080,700)		$0.80	—	$10.45	$1.29

Outstanding, December 31, 2002	3,605,669		$0.44	—	$16.00	$1.12
Granted	835,000		$0.39	—	$2.26	$0.42
Exercised	(328,730)		$0.39	—	$1.92	$0.81
Canceled	(256,208)		$0.39	—	$1.92	$1.10

Outstanding, December 31, 2003	3,855,731		$0.39	—	$16.00	$1.00
Granted	808,000		$1.48	—	$2.96	$1.64
Exercised	(160,133)		$0.39	—	$1.92	$0.85
Canceled	(61,491)		$0.39	—	$10.45	$1.65

Outstanding, December 31, 2004	4,442,107		$0.39	—	$16.00	$1.11

     Stock Option Plan options generally vest one-twelfth each quarter. As of December 31, 2004 and 2003, 3,395,120 and 2,892,126 options were exercisable, respectively. The weighted average fair value per share of options granted during the years ended December 31, 2004, 2003 and 2002 was $1.40, $0.35 and $0.67, respectively.

     The following table summarizes information concerning currently outstanding and exercisable PFSweb stock options issued under the Stock Option Plans to PFSweb officers, directors and employees as of December 31, 2004:

Options Outstanding
				Weighted		Options Exercisable
				Average	Weighted		Weighted
Range of			Outstanding as of	Remaining	Average	Exercisable as of	Average
Exercise Prices			December 31, 2004	Contractual Life	Exercise Price	December 31, 2004	Exercise Price
$0.39	—	$0.91	2,991,658	7.3	$0.77	2,586,245	$0.82
$1.16	—	$1.92	1,394,699	7.6	$1.73	759,792	$1.82
$2.26	—	$2.96	48,000	6.3	$2.68	41,333	$2.68
$10.45	—	$16.00	7,750	4.6	$11.17	7,750	$11.17

			4,442,107	7.4	$1.11	3,395,120	$1.09

PFSweb Non-plan Options

     Prior to the Company’s initial public offering, certain of the Company’s employees were holders of stock options of the Company’s former parent company, Daisytek International Corporation (“Daisytek”), issued under Daisytek’s stock option plans.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

     In connection with the completion of the Company’s spin-off from Daisytek on July 6, 2000 (the “Spin-off”), all outstanding Daisytek stock options were replaced with substitute stock options. Daisytek options held by PFSweb employees were replaced (at the option holder’s election made prior to the Spin-off) with either options to acquire shares of PFSweb common stock or options to acquire shares of both Daisytek common stock and PFSweb common stock (which may be exercised separately) (the “Unstapled Options”). Options held by Daisytek employees were replaced (at the option holder’s election made prior to the Spin-off) with either options to acquire shares of Daisytek common stock or Unstapled Options.

     As a result of the stock option replacement process described above, in conjunction with the Spin-off, PFSweb stock options (the “Non-plan Options”) were issued to PFSweb and Daisytek officers, directors and employees. These options were issued as one-time grants and were not issued under the Stock Option Plans.

     As of December 31, 2004, 473,269 Non-plan Options were outstanding, all of which were held by PFSweb officers, directors and employees.

     The following table summarizes stock option activity under the Non-plan Options:

			Weighted Average
	Shares	Price Per Share	Exercise Price
Outstanding, December 31, 2001	1,431,503	$0.91—$10.58	$1.15
Granted	—	$—	$—
Exercised	—	$—	$—
Canceled	(246,696)	$0.91—$10.58	$1.59

Outstanding, December 31, 2002	1,184,807	$0.91—$10.58	$1.05
Granted	—	$—	$—
Exercised	(320,838)	$0.91—$ 1.17	$1.10
Canceled	(359,001)	$0.91—$ 1.17	$1.16

Outstanding, December 31, 2003	504,968	$0.91—$10.58	$0.95
Granted	—	$—	$—
Exercised	(31,130)	$0.91—$ 0.91	$0.91
Canceled	(569)	$5.78—$10.58	$6.47

Outstanding, December 31, 2004	473,269	$0.91—$10.58	$0.95

     As of December 31, 2004 and 2003, 473,269 and 504,968 of Non-plan Options outstanding were exercisable, respectively.

     The following table summarizes information concerning Non-plan Options outstanding and exercisable as of December 31, 2004:

Options Outstanding
		Weighted		Options Exercisable
	Outstanding as of	Average	Weighted	Exercisable as of	Weighted
Range of	December 31,	Remaining	Average	December 31,	Average
Exercise Prices	2004	Contractual Life	Exercise Price	2004	Exercise Price
$0.91	471,039	6.9	$0.91	471,039	$0.91
$5.78-$10.58	2,230	3.0	$8.83	2,230	$8.83

	473,269	6.9	$0.95	473,269	$0.95

Fair Value

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants of PFSweb options to PFSweb officers, directors, and employees under the Stock Option Plans:

	Year Ended	Year Ended	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
Expected dividend yield	—	—	—
Expected stock price volatility	107% - 118%	115% - 118%	112% - 114%
Risk-free interest rate	3.9% - 4.8%	3.4% - 4.3%	5.1%
Expected life of options (years)	5	5	5

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     The fair value of each share of common stock granted under the Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended	Year Ended	Year Ended
	December 31, 2004	December 31, 2003	December 31, 2002
Expected dividend yield	—	—	—
Expected stock price volatility	107% - 115%	115% - 119%	111% - 118%
Risk-free interest rate	0.9% - 2.2%	0.9% - 1.2%	1.2% - 1.8%
Expected life of options (months)	3	3	3

     The weighted average fair value per share of common stock granted under the Stock Purchase Plan granted during the years ended December 31, 2004, 2003 and 2002 was $0.74, $0.51 and $0.28, respectively.

6. Master Distributor Agreements:

     Supplies Distributors, PFSweb and IBM have entered into master distributor agreements whereby Supplies Distributors acts as a master distributor of various IBM products and PFSweb provides transaction management and fulfillment services to Supplies Distributors. The master distributor agreements expire in March 2006 and can be extended for additional one-year terms upon mutual agreement by all parties. Under the master distributor agreements, IBM sells product to Supplies Distributors and reimburses Supplies Distributors for certain freight costs, direct costs incurred in passing on any price decreases offered by IBM to Supplies Distributors or its customers to cover price protection and certain special bids, the cost of products provided to replace defective product returned by customers and other certain expenses as defined. Supplies Distributors can return to IBM product rendered obsolete by IBM engineering changes after customer demand ends. IBM determines when a product is obsolete. IBM and Supplies Distributors also have verbal agreements under which IBM reimburses or collects from Supplies Distributors amounts calculated in certain inventory cost adjustments.

     Supplies Distributors passes through to customers marketing programs specified by IBM and administer, along with GMS, such programs according to IBM guidelines.

7. Impairment of Assets and Leases

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

8. Restructuring

     In September 2002, the Company implemented a restructuring plan that resulted in the termination of approximately 60 employees, of which 20 were hourly employees. The Company recorded $1.2 million for severance and other termination costs, of which $0.3 million and $0.8 million was paid during the years ended December 31, 2003 and 2002, respectively. The remaining $0.1 million was paid during 2004.

9. Supplies Distributors

     In September 2001, PFSweb made an equity investment of $0.75 million in Supplies Distributors, for a 49% voting interest, and a third party made an equity investment of $0.25 million in Supplies Distributors for a 51% voting interest. Certain officers and directors of PFSweb owned, individually, a 9.8% non-voting interest, and, collectively, a 49% non-voting interest, in the third party. Effective October 1, 2002, PFSweb purchased the remaining 51% interest in Supplies Distributors from the third party for $0.3 million. As the acquired proportionate

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

share of the fair value of Supplies Distributors’ net assets was greater than the purchase price, the Company recognized an extraordinary gain on the purchase of $0.2 million in accordance with SFAS No. 141.

     Pursuant to the terms of PFSweb’s transaction management services agreements with Supplies Distributors, PFSweb earned service fees, which, prior to the consolidation effective October 1, 2002 are reported as service fee revenue, affiliate in the accompanying consolidated financial statements, of approximately $4.9 million.

     Pursuant to an operating agreement, prior to the October 1, 2002 acquisition date, Supplies Distributors allocated its earnings and distributed its cash flow, as defined, in the following order of priority: first, to the third party until it received a one-time amount equal to its capital contribution of $0.25 million; second, to the third party until it received an amount equal to a 35% cumulative annual return on its capital contribution; third, to PFSweb until it received a one-time amount equal to its capital contribution of $0.75 million; fourth, to PFSweb until it received an amount equal to a 35% cumulative annual return on its capital contribution; and fifth, to PFSweb and the third party, pro rata, in accordance with their respective capital accounts. Effective October 1, 2002, as a result of PFSweb’s 100% ownership of Supplies Distributors, future earnings will be allocated and dividends will be paid 100% to PFSweb. In addition, no distribution can be made if, after giving effect thereto, the net worth of Supplies Distributors would be less than $1.0 million. At December 31, 2004, Supplies Distributors’ net worth was $7.6 million. Under the terms of its amended credit agreements, Supplies Distributors is currently restricted from paying annual cash dividends without the prior approval of its lenders (see Notes 3 and 4). In December 2002, Supplies Distributors paid a $0.4 million dividend to PFSweb. In September 2003, Supplies Distributors paid a $0.6 million dividend to PFSweb. In September and December 2004, Supplies Distributors paid a $0.6 and $0.2 million, respectively, dividend to PFSweb. PFSweb recorded $1.2 million of equity in the earnings of Supplies Distributors, prior to the October 1, 2002 acquisition, for the year ended December 31, 2002.

     The following summarizes the purchase price allocation of PFSweb’s purchase of the remaining 51% interest in Supplies Distributors (in thousands):

Cash and cash equivalents (including restricted cash of $1,745)	$2,578
Accounts receivable	28,110
Inventories	37,193
Prepaid expenses	684
Other assets, net	284

Total assets acquired	$68,849

Trade accounts payable	$3,611
Accrued expenses	1,901
Debt (guaranteed by PFSweb)	48,823
Other debt	3,070
Note payable to affiliate	8,800

Total liabilities assumed	66,205

Net assets	2,644
Less PFSweb’s prior investment	2,109

Net assets acquired	535
Less cash purchase price	332

Extraordinary gain on purchase.	$203

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     As a result of PFSweb’s purchase of the remaining 51% interest in Supplies Distributors, effective October 1, 2002, PFSweb began consolidating 100% of Supplies Distributors’ financial position and results of operations into the Company’s consolidated financial statements. Following is an unaudited, pro forma, condensed consolidating income statement for calendar year 2002, as if the acquisition had occurred as of January 1, 2002, (in thousands):

	Calendar Year 2002
		Supplies	Pro Forma	Pro Forma
	PFSweb	Distributors	Adjustments	Consolidated
Revenues:
Gross product revenue	$—	$221,145	$—	$221,145
Service fee revenue	31,092	—	—	31,092
Service fee revenue, affiliate	6,525	—	(6,525)	—
Pass-through revenue	3,714	—	(151)	3,563

Net revenues	41,331	221,145	(6,676)	255,800

Costs of Revenues:
Cost of product revenue	—	208,617	—	208,617
Cost of service fee revenue	23,252	—	(2,258)	20,994
Cost of pass-through revenue	3,714	—	(151)	3,563

Total costs of revenues	26,966	208,617	(2,409)	233,174

Gross profit	14,365	12,528	(4,267)	22,626

Selling, general and administrative expenses	26,206	6,997	(4,319)	28,884
Other	2,135	—	—	2,135

Income (loss) from operations	(13,976)	5,531	52	(8,393)
Equity in earnings of affiliate	1,429	—	(1,429)	—
Interest expense (income), net	(847)	3,110	—	2,263

Income (loss) before income taxes and extraordinary item	(11,700)	2,421	(1,377)	(10,656)
Income tax expense (benefit)	(81)	929	(343)	505

Income (loss) before extraordinary item	(11,619)	1,492	(1,034)	(11,161)
Extraordinary gain on purchase of 51% share of Supplies Distributors	203	—	—	203

Net income (loss)	$(11,416)	$1,492	$(1,034)	$(10,958)

Net loss per share:
Basic and diluted	$(0.63)			$(0.60)

Weighted average number of shares outstanding, basic and diluted	18,229			18,229

     The unaudited pro forma data are not necessarily indicative of the consolidated results of operations for future periods or the results of operations that would have been realized had the Company consolidated Supplies Distributors during the period presented.

     As of December 31, 2004 and 2003, the Subordinated Note had an outstanding balance of $7.0 million and $8.0 million, respectively.

     Under certain new and amended terms of certain of its debt facilities, the Subordinated Note cannot be increased to more than $8.0 million or decreased to less than $7.0 million without the prior approval of the Company’s lenders (see Notes 3 and 4). The Subordinated Note accrues interest at a fluctuating rate per annum equal to PFSweb’s cost of funds as determined by PFSweb, approximately 10% as of December 31, 2004 and 2003. During the year ended December 31, 2002, excluding the period from October 1, 2002 through December 31, 2002, PFSweb earned $0.8 million of interest associated with the Subordinated Note.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

10. Income Taxes

     A reconciliation of the difference between the expected income tax expense at the U.S. federal statutory corporate tax rate of 34%, and the Company’s effective tax rate is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002
Income tax provision (benefit) computed at statutory rate	$326	$(1,079)	$(3,844)
Impact of foreign taxation	(9)	(48)	(230)
Items not deductible for tax (book) purposes	60	623	30
Change in valuation reserve	478	1,197	4,224
Other	(121)	(121)	(86)

Provision for income taxes	$734	$572	$94

     The consolidated income (loss) before income taxes, by domestic and foreign entities, is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002
Domestic.	$(549)	$(2,745)	$(7,983)
Foreign	1,509	(429)	(3,526)

Total	$960	$(3,174)	$(11,509)

     Current and deferred income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002
Current
Domestic	$74	$79	$—
State	49	64	—
Foreign	692	563	148

Total current	815	706	148
Deferred
Domestic	—	—	(17)
State	—	(31)	—
Foreign	(81)	(103)	(37)

Total deferred	(81)	(134)	(54)

Total	$734	$572	$94

     The components of the deferred tax asset (liability) are as follows (in thousands):

	December 31,	December 31,
	2004	2003
Deferred tax asset:
Allowance for doubtful accounts	$171	$120
Inventory reserve	761	743
Property and equipment	74	—
Net operating loss carryforwards	10,812	10,063
Other	612	653

	12,430	11,579
Less — Valuation reserve	12,225	11,404

Total deferred tax asset	205	175

Deferred tax liability:
Property and equipment	—	(155)
Other	(166)	(92)

Total deferred liability	(166)	(247)

Deferred tax asset (liability), net	$39	$(72)

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     Management believes that PFSweb has not established a sufficient history of earnings, on a stand-alone basis, to support the more likely than not realization of certain deferred tax assets in excess of existing taxable temporary differences. A valuation allowance has been provided for these net deferred income tax assets as of December 31, 2004 and 2003. At December 31, 2004, net operating loss carryforwards relate to taxable losses of PFSweb’s Europe subsidiary totaling approximately $11.9 million, PFSweb’s Canada subsidiary totaling approximately $2.7 million and PFSweb’s U.S. subsidiary totaling approximately $17.0 million that expire at various dates through 2019. The U.S. net operating loss carryforward includes $4.6 million relating to tax benefits of stock option exercises and, if utilized, will be recorded against additional paid-in-capital upon utilization rather than as an adjustment to income tax expense from continuing operations.

11. Commitments and Contingencies

     The Company leases facilities, warehouse, office, transportation and other equipment under operating leases expiring in various years through the year ended December 31, 2012. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced by other leases. The Company also subleases a certain Canadian facility under a sublease agreement through the year ended December 31, 2006. Minimum future annual rental payments and sublease receipts under non-cancelable operating leases having original terms in excess of one year are as follows (in thousands):

	Operating
	Lease	Sub-Lease
	Payments	Income
Fiscal year ended December 31,
2005	$6,207	$161
2006	6,006	134
2007	4,638	—
2008	2,371	—
2009	393	—
Thereafter	1,049	—

Total	$20,664	$295

     Total rental expense under operating leases approximated $5.4 million, $6.1 million and $5.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     The Company receives municipal tax abatements in certain locations. During 2004 the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements. The Company plans to dispute the notice. If the dispute is not resolved favorably, the Company could be assessed additional taxes for calendar year 2004. The Company has not accrued for the additional taxes, which for 2004 could be $0.4 million to $0.5 million, as it does not believe that it is probable that an additional assessment will be incurred.

12. Segment and Geographic Information

     The Company is organized into two operating segments: PFSweb, is an international provider of integrated business process outsourcing solutions and operates as a service fee business; Supplies Distributors is a master distributor of primarily IBM products.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002
Revenues (in thousands):
PFSweb	$62,621	$44,824	$41,331
Supplies Distributors	267,470	249,230	57,492
Eliminations	(8,426)	(7,618)	(1,814)

	$321,665	$286,436	$97,009

Income (loss) from operations (in thousands):
PFSweb	$(3,495)	$(6,317)	$(13,976)
Supplies Distributors	5,908	5,114	1,127
Eliminations	7	29	16

	$2,420	$(1,174)	$(12,833)

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year Ended	Year Ended	Year Ended
	December 31	December 31,	December 31,
	2004	2003	2002
Depreciation and amortization (in thousands):
PFSweb	$4,636	$4,469	$5,836
Supplies Distributors	14	58	31
Eliminations	(7)	(30)	(16)

	$4,643	$4,497	$5,851

Capital expenditures (in thousands):
PFSweb	$7,698	$1,982	$1,762
Supplies Distributors	—	—	—
Eliminations	—	—	—

	$7,698	$1,982	$1,762

	December 31,	December 31,
	2004	2003
Assets (in thousands):
PFSweb	$56,610	$43,629
Supplies Distributors	88,548	77,878
Eliminations	(14,831)	(13,148)

	$130,327	$108,359

     Geographic areas in which the Company operates include the United States, Europe (primarily Belgium), and Canada. The following is geographic information by area. Revenues are attributed based on the Company’s domicile.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002
Revenues (in thousands):
United States	$225,300	$199,309	$73,752
Europe	99,979	89,781	21,358
Canada	9,834	12,730	5,335
Inter-segment eliminations	(13,448)	(15,384)	(3,436)

	$321,665	$286,436	$97,009

	December 31,	December 31,
	2004	2003
Long-lived assets (in thousands):
United States	$12,288	$6,419
Europe	3,641	4,166
Canada	138	185

	$16,067	$10,770

13. Employee Savings Plan

     The Company has a defined contribution employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all full-time and part-time U.S. employees are eligible to participate in the plan. The Company, at its discretion, may match employee contributions to the plan and also make an additional matching contribution in the form of profit sharing in recognition of the Company’s performance. During the year ended December 31, 2004, the Company matched 20% of employee contributions totaling approximately $60,000. During the years ended December 31, 2003 and 2002, the Company matched 10% of employee contributions totaling approximately $30,000 and $34,000, respectively.

14. Quarterly Results of Operations (Unaudited)

     Unaudited quarterly results of operations for years ended December 31, 2004 and 2003 were as follows (amounts in thousands except per share data):

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year Ended December 31, 2004
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Total revenues	$77,485	$80,020	$77,017	$87,143
Total cost of revenues	71,490	72,119	69,630	78,915
Gross profit	5,995	7,901	7,387	8,228
Selling, general and administrative expenses	7,132	6,910	6,451	6,598
Income (loss) from operations	(1,137)	991	936	1,630
Net income (loss)	(1,767)	479	420	1,094
Basic net income (loss) per share	(0.08)	0.02	0.02	0.05
Diluted net income (loss) per share	(0.08)	0.02	0.02	0.05

	Year Ended December 31, 2003
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Total revenues	$67,091	$74,573	$69,400	$75,372
Total cost of revenues	62,019	66,881	63,658	69,353
Gross profit	5,072	7,692	5,742	6,019
Selling, general and administrative expenses	6,177	6,516	6,336	6,413
Asset and lease impairments	—	—	—	257
Income (loss) from operations	(1,105)	1,176	(594)	(651)
Net income (loss)	(1,774)	467	(1,141)	(1,298)
Basic and diluted net income (loss) per share	(0.10)	0.03	(0.06)	(0.06)

     The seasonality of the Company’s business is dependent upon the seasonality of its clients’ business and their sale of products. Management believes that with the Company’s current client mix and their clients’ business volumes, the Company’s service fee revenue business activity is expected to be at its lowest in the quarter ended March 31. Due to anticipated product release schedule changes from certain clients, the Company does not believe this seasonal impact will be as significant in 2005 as it has been in prior years. The Company’s product revenue business activity is expected to be at its highest in the quarter ended December 31.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

     Reference is made to the information to be set forth in the section entitled “Board of Directors” and “Committees of the Board” in the definitive proxy statement in connection with our Annual Meeting of Stockholders (the “Proxy Statement”), which section is incorporated herein by reference. Our Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the last day of our fiscal year ended December 31, 2004.

Item 11. Executive Compensation

     Information required by Part III, Item 11, will be included in the section entitled “Election of Directors” of our Proxy Statement relating to our annual meeting of stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information required by Part III, Item 12, will be included in the Sections entitled “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement relating to our annual meeting of stockholders and is incorporated herein by reference.

     The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2004:

	Number of securities	Weighted-average	Number of
	to be issued upon	exercise price of	securities
	exercise of	outstanding	remaining
	outstanding options	options and	available for
Plan category (1)	and warrants	warrants	future issuance
Equity compensation plans approved by security holders	4,442,107	$1.11	1,069,030
Equity compensation plans not approved by security holders	473,269	$0.95	—

Total	4,915,376		1,069,030

(1)	See Note 5 to the Consolidated Financial Statements for more detailed information regarding the registrant’s equity compensation plans.

Item 13. Certain Relationship and Related Transactions

     Information regarding certain of our relationships and related transactions will be included in the section entitled “Certain Relationship and Related Transactions” of our Proxy Statement relating to our annual meeting of stockholders and is incorporated herein by reference.

Item 14. Principal Accountant and Fees and Services

     Information required by Part III, Item 14, will be included in the section entitled “Ratification of Appointment of Independent Auditors” of our Proxy Statement relating to our annual meeting of stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements

PFSweb, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Financial Statement Schedules

Schedule I – Condensed Financial Information of Registrant Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

2.	2. Exhibits

Exhibit
Number	Description of Exhibits
2.1 (1)	Tax Indemnification and Allocation Agreement between Daisytek, International Corporation and PFSweb, Inc.

3.1 (1)	Amended and Restated Certificate of Incorporation

3.2 (1)	Amended and Restated Bylaws

10.1 (1)	Non-Employee Director Stock Option and Retainer Plan

10.2 (1)	Employee Stock Option Plan

10.3 (1)	Employee Annual Incentive Plan

10.4 (1)	Industrial Lease Agreement between Shelby Drive Corporation and Priority Fulfillment Services, Inc.

10.5 (1)	Lease Contract between Transports Weerts and Priority Fulfillment Services Europe B.V.

10.6 (2)	Form of Change of Control Agreement between the Company and each of its executive officers

10.7 (4)	Ninth Amendment to Lease Agreement by and between AGBRI ATRIUM. L.P., and Priority Fulfillment Services, Inc.

10.8 (5)	Agreement for Inventory Financing by and among Business Supplies

Exhibit
Number	Description of Exhibits
Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., Inventory Financing Partners, LLC and IBM Credit Corporation

10.9 (5)	Amended and Restated Collateralized Guaranty by and between Priority Fulfillment Services, Inc. and IBM Credit Corporation

10.10 (5)	Amended and Restated Guaranty to IBM Credit Corporation by PFSweb, Inc.

10.11 (5)	Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation

10.12 (5)	Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors Europe B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

10.13 (5)	Amended and Restated Collateralized Guaranty between Priority Fulfillment Services, Inc. and IBM Belgium Financial Services S.A.

10.14 (5)	Amended and Restated Guaranty to IBM Belgium Financial Services S.A. by PFSweb, Inc.

10.15 (5)	Subordinated Demand Note by and between Supplies Distributors, Inc. and Priority Fulfillment Services, Inc.

10.16 (5)	Notes Payable Subordination Agreement between Congress Financial Corporation (Southwest) and Priority Fulfillment Services, Inc.

10.17 (5)	Guarantee in favor of Congress Financial Corporation (Southwest) by Business Supplies Distributors Holdings, LLC, Priority Fulfillment Services, Inc. and PFSweb, Inc.

10.18 (5)	General Security Agreement by Priority Fulfillment Services, Inc. in favor of Congress Financial Corporation (Southwest).

10.19 (5)	Inducement Letter by Priority Fulfillment Services, Inc. and PFSweb, Inc. in favor of Congress Financial Corporation (Southwest).

10.20 (6)	Form of Executive Severance Agreement between the Company and each of its executive officers.

10.21 (7)	Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., Inventory Financing Partners, LLC and IBM Credit Corporation

10.22 (7)	Amendment to Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors Europe B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

10.23 (7)	Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation

10.24 (7)	Amendment to Factoring agreement dated March 29, 2002 between Supplies Distributors S.A. and Fortis Commercial Finance N.V.

10.25 (8)	Loan and Security Agreement by and between Comerica Bank – California (“Bank”) and Priority Fulfillment Services, Inc. (“Priority”) and Priority Fulfillment Services of Canada, Inc. (“Priority Canada”)

10.26 (8)	Unconditional Guaranty of PFSweb, Inc. to Comerica Bank – California

10.27 (8)	Security Agreement of PFSweb, Inc. to Comerica Bank – California

10.28 (8)	Intellectual Property Security Agreement between Priority Fulfillment Services, Inc. and Comerica Bank – California

10.29 (8)	Amendment 2 to Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

10.30 (8)	Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc.,

Exhibit
Number	Description of Exhibits
Priority Fulfillment Services, Inc., PFSweb, Inc., and IBM Credit LLC

10.31 (9)	Amendment to factoring agreement dated April 30, 2003 between Supplies Distributors S.A. and Fortis Commercial Finance N.V.

10.32 (9)	Loan and Security Agreement by and between Congress Financial Corporation (Southwest), as Lender and Supplies Distributors, Inc., as Borrower dated March 29, 2002.

10.33 (9)	General Security Agreement – Business Supplies Distributors Holdings, LLC in favor of Congress Financial Corporation (Southwest)

10.34 (9)	Stock Pledge Agreement between Supplies Distributors, Inc. and Congress Financial Corporation (Southwest)

10.35 (9)	First Amendment to General Security Agreement by Priority Fulfillment Services, Inc. in favor of Congress Financial Corporation (Southwest)

10.36 (10)	First Amendment to Loan and Security Agreement made as of September 11, 2003 by and between Priority Fulfillment Services, Inc., Priority Fulfillment Services of Canada, Inc. and Comerica Bank.

10.37 (11)	Securities Purchase Agreement dated as of November 7, 2003 between PFSweb, Inc. and the Purchasers named therein.

10.38 (11)	Form of One Year Warrant dated as of November 7, 2003 issued to each of the Purchasers pursuant to the Securities Purchase Agreement.

10.39 (11)	Form of Four Year Warrant dated as of November 7, 2003 issued to each of the Purchasers pursuant to the Securities Purchase Agreement.

10.40 (12)	Industrial Lease Agreement between New York Life Insurance Company and Daisytek, Inc.

10.41 (12)	First Amendment to Industrial Lease Agreement between New York Life Insurance Company, Daisytek, Inc. and Priority Fulfillment Services, Inc.

10.42 (12)	Second Amendment to Industrial Lease Agreement between ProLogis North Carolina Limited Partnership and Priority Fulfillment Services, Inc.

10.43 (12)	Modification, Ratification and Extension of Lease between Shelby Drive Corporation and Priority Fulfillment Services, Inc.

10.44 (13)	Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., and IBM Credit LLC

10.45 (13)	Amendment 4 to Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

10.46 (13)	Third Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation

10.47 (13)	First Amendment to Loan and Security Agreement by and between Congress Financial Corporation (Southwest), as Lender and Supplies Distributors, Inc., as Borrower.

10.48 (13)	Form of Modification to Executive Severance Agreement.

10.49 (14)	Industrial Lease Agreement by and between Industrial Developments International, Inc. and Priority Fulfillment Services, Inc.

10.50 (14)	Guaranty by PFSweb, Inc. in favor of Industrial Developments International, Inc.

10.51 (14)	Lease between Fleet National Bank and Priority Fulfillment Services, Inc.

10.52 (14)	Guaranty by PFSweb, Inc. in favor of Fleet National Bank

10.53 (14)	Amendment No. 3 to Lease dated as of March 3, 1999 between Fleet National Bank and Priority Fulfillment Services, Inc.

10.54 (15)	Loan Agreement between Mississippi Business Finance Corporation and Priority Fulfillment Services, Inc. dated as of November 1, 2004

10.55 (15)	Placement Agreement between Priority Fulfillment Services, Inc., Comerica Securities and Mississippi Business Finance Corporation

10.56 (15)	Reimbursement Agreement between Priority Fulfillment Services, Inc. and Comerica Bank

Exhibit
Number	Description of Exhibits
10.57 (15)	First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

10.58 (15)	Remarketing Agreement between Priority Fulfillment Services, Inc. and Comerica Securities

23.1 (15)	Consent of KPMG LLP

31.1 (15)	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2 (15)	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1 (16)	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended March 31, 2001

(3)	Incorporated by reference from PFSweb, Inc. Form 10-Q/A for the quarterly period ended September 30, 2001

(4)	Incorporated by reference from PFSweb, Inc. Form 10-K for the transition period ended December 31, 2001

(5)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2002

(6)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2002

(7)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2002

(8)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2003

(9)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2003

(10)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2003

(11)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 10, 2003

(12)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2003

(13)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2004

(14)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2004

(15)	Filed herewith

(16)	Furnished herewith

SCHEDULE I

PFSWEB, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS – PARENT COMPANY ONLY
(In thousands)

	December 31,	December 31,
	2004	2003
ASSETS:
Cash and cash equivalents	$—	$—
Receivable from Priority Fulfillment Services, Inc.	4,771	4,296
Investment in subsidiaries	25,155	24,121

Total assets	$29,926	$28,417

LIABILITIES:
Total liabilities	$—	$—

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	22	21
Additional paid-in capital	56,645	56,156
Accumulated deficit	(29,077)	(29,303)
Accumulated other comprehensive income	2,421	1,628
Treasury stock	(85)	(85)

Total shareholders’ equity	29,926	28,417

Total liabilities and shareholders’ equity	$29,926	$28,417

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

SCHEDULE I

PFSWEB, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS – PARENT COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31
(In thousands)

	2004	2003	2002
EQUITY IN NET INCOME OF UNCONSOLIDATED SUBSIDIARY	$—	$—	$1,163
EQUITY IN NET INCOME (LOSS) OF CONSOLIDATED SUBSIDIARIES	226	(3,746)	(12,563)

NET INCOME (LOSS)	$226	$(3,746)	$(11,400)

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

SCHEDULE I

PFSWEB, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS – PARENT COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31
(In thousands)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$226	$(3,746)	$(11,400)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in net income of unconsolidated subsidiary	—	—	(1,163)
Equity in net (income) loss of consolidated subsidiaries	(226)	3,746	12,563

Net cash provided by operating activities	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	475	4,059	124
Increase in receivable from Priority Fulfillment Services, Inc.	(475)	(4,081)	(124)

Net cash used in financing activities	—	(22)	—

NET DECREASE IN CASH	—	(22)	—

CASH AND CASH EQUIVALENTS, beginning of period	—	22	22

CASH AND CASH EQUIVALENTS, end of period	$—	$—	$22

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

SCHEDULE II

PFSWEB, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31
(Amounts in thousands)

		Additions
	Balance at	Charges to	Charges to		Balance at
	Beginning	Cost and	Other		End of
	of Period	Expenses	Accounts	Deductions	Period
Year Ended December 31, 2002:
Allowance for doubtful accounts	$254	38	152	(33)	$411
Allowance for slow moving inventory	$—	10	132	—	$142
Income tax valuation allowance	$5,429	4,224	554	—	$10,207
Year Ended December 31, 2003:
Allowance for doubtful accounts	$411	351	—	(423)	$339
Allowance for slow moving inventory	$142	1,984	—	(812)	$1,314
Income tax valuation allowance	$10,207	1,197	—	—	$11,404
Year Ended December 31, 2004:
Allowance for doubtful accounts	$339	289	—	(124)	$504
Allowance for slow moving inventory	$1,314	1,204	—	(45)	$2,473
Income tax valuation allowance	$11,404	821	—	—	$12,225

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

Signature	Title	Date
/s/ MARK C. LAYTON Mark C. Layton	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2005

/s/ THOMAS J. MADDEN Thomas J. Madden	Executive Vice President and Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	March 31, 2005

/s/ DR. NEIL JACOBS Dr. Neil Jacobs	Director	March 31, 2005

/s/ TIMOTHY M. MURRAY Timothy M. Murray	Director	March 31, 2005

/s/ JAMES F. REILLY James F. Reilly	Director	March 31, 2005

/s/ DAVID I. BEATSON David I. Beatson	Director	March 31, 2005