Form 10-Q
period 2005-03-31
PFSWEB INC
filed 2005-05-16
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At April 18, 2005 there were 22,394,142 shares of registrant’s common stock outstanding, excluding 86,300 shares of common stock in treasury.

PFSWEB, INC. AND SUBSIDIARIES
Form 10-Q
March 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PFSWEB, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,948	$13,592
Restricted cash	845	2,746
Accounts receivable, net of allowance for doubtful accounts of $419 and $504 at March 31, 2005 and December 31, 2004, respectively	39,718	41,565
Inventories, net	46,198	44,947
Other receivables	10,092	8,061
Prepaid expenses and other current assets	3,361	3,349

Total current assets	115,162	114,260

PROPERTY AND EQUIPMENT, net	14,547	14,264
RESTRICTED CASH	475	675
OTHER ASSETS	1,295	1,128

Total assets	$131,479	$130,327

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$22,625	$19,098
Trade accounts payable	58,191	61,583
Accrued expenses	10,988	10,971

Total current liabilities	91,804	91,652

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	6,950	7,232
OTHER LIABILITIES	1,856	1,517
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 22,384,524 and 21,665,585 shares issued at March 31, 2005 and December 31, 2004, respectively; and 22,298,224 and 21,579,285 outstanding at March 31, 2005 and December 31, 2004, respectively	22	22
Additional paid-in capital	58,344	56,645
Accumulated deficit	(29,291)	(29,077)
Accumulated other comprehensive income	1,879	2,421
Treasury stock at cost, 86,300 shares	(85)	(85)

Total shareholders’ equity	30,869	29,926

Total liabilities and shareholders’ equity.	$131,479	$130,327

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2005	2004
REVENUES:
Product revenue, net	$63,630	$68,570
Service fee revenue	14,085	7,131
Pass-through revenue	4,150	1,784

Total revenues	81,865	77,485

COSTS OF REVENUES:
Cost of product revenue	59,637	64,453
Cost of service fee revenue	10,768	5,253
Pass-through cost of revenue	4,150	1,784

Total costs of revenues	74,555	71,490

Gross profit	7,310	5,995

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,966	7,132

Income (loss) from operations	344	(1,137)

INTEREST EXPENSE, NET	319	428

Income (loss) before income taxes	25	(1,565)
INCOME TAX EXPENSE	239	202

NET LOSS	$(214)	$(1,767)

NET LOSS PER SHARE:
Basic and Diluted	$(0.01)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and Diluted	22,136	21,186

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(214)	$(1,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,503	1,126
Provision for doubtful accounts	(81)	39
Provision for excess and obsolete inventory	—	354
Deferred income taxes	33	(49)
Changes in operating assets and liabilities:
Accounts receivables	1,275	(3,927)
Inventories, net	(2,035)	5,442
Prepaid expenses, other receivables and other current assets	(2,065)	(673)
Accounts payable, accrued expenses and other liabilities	(1,952)	(1,311)

Net cash used in operating activities	(3,536)	(766)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,073)	(956)
Decrease in restricted cash	1,198	83

Net cash used in investing activities	(875)	(873)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(277)	(216)
Decrease in restricted cash	903	185
Proceeds from issuance of common stock	1,698	33
Proceeds from debt, net	3,495	1,399

Net cash provided by financing activities	5,819	1,401

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(52)	(17)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,356	(255)

CASH AND CASH EQUIVALENTS, beginning of period	13,592	14,743

CASH AND CASH EQUIVALENTS, end of period	$14,948	$14,488

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under capital leases	$327	$1,298

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

1. OVERVIEW AND BASIS OF PRESENTATION

     PFSweb, Inc. and its subsidiaries, including Supplies Distributors, Inc., are collectively referred to as the “Company;” “Supplies Distributors” refers to Supplies Distributors, Inc. and its subsidiaries; and “PFSweb” refers to PFSweb, Inc. and its subsidiaries excluding Supplies Distributors.

PFSweb Overview

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

Supplies Distributors Overview

     Supplies Distributors acts as a master distributor of various products, primarily International Business Machines Corporation (“IBM”) product, under a master distributor agreement with IBM. Supplies Distributors has outsourced to PFSweb the transaction management and fulfillment service functions of its distribution business and has outsourced to a third party the sales and marketing functions. Supplies Distributors sells its products in the United States, Canada and Europe.

Basis of Presentation

     The unaudited interim condensed consolidated financial statements as of March 31, 2005, and for the three months ended March 31, 2005 and 2004, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of March 31, 2005, its results of operations for the three months ended March 31, 2005 and 2004 and its results of cash flows for the three months ended March 31, 2005 and 2004. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.

     Certain prior period data has been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net loss or shareholders’ equity.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The recognition and allocation of certain operating expenses in these consolidated financial statements also

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

require management estimates and assumptions. The Company’s estimates and assumptions are continually evaluated based on available information and experience. Because the use of estimates is inherent in the financial reporting process, actual results could differ from estimates.

Concentration of Business and Credit Risk

     The Company’s product revenue was primarily generated by sales of product purchased under master distributor agreements with one supplier.

     Sales to four customers accounted individually each for greater than 10%, and in the aggregate accounted for approximately 48%, of the Company’s total product revenues for the three months ended March 31, 2005. Service fee revenue from three clients individually accounted for approximately 28%, 13% and 12% service fee revenue for the three months ended March 31, 2005. On a consolidated basis, one customer/client accounted for approximately 10% of the Company’s total revenues for the three months ended March 31, 2005. As of March 31, 2005, two customers each individually accounted for approximately 10% of accounts receivable.

     In conjunction with Supplies Distributors’ financings, PFSweb has provided certain collateralized guarantees on behalf of Supplies Distributors. Supplies Distributors’ ability to obtain financing on similar terms would be significantly impacted without these guarantees. Additionally, since Supplies Distributors has limited personnel and physical resources, its ability to conduct business could be materially impacted by contract terminations by the party performing product demand generation for the IBM products.

     The Company has multiple arrangements with IBM and is dependent upon the continuation of such arrangements. These arrangements, which are critical to the Company’s ongoing operations, include Supplies Distributors’ master distributor agreements, certain of Supplies Distributors’ working capital financing agreements, product sales to IBM business units, a service fee relationship, and a term master lease agreement.

Cash and Cash Equivalents

     Cash equivalents are defined as short-term highly liquid investments with original maturities of three months or less.

Inventories

     Inventories (all of which are finished goods) are stated at the lower of weighted average cost or market. Supplies Distributors assumes responsibility for slow-moving inventory under certain master distributor agreements, subject to certain termination rights, but has the right to return product rendered obsolete by engineering changes, as defined. The Company reviews inventory for impairment on a periodic basis, but at a minimum, annually. Recoverability of the inventory on hand is measured by comparison of the carrying value of the inventory to the fair value of the inventory. The allowance for slow moving inventory was $2.0 million and $2.5 million at March 31, 2005 and December 31, 2004, respectively.

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

Property and Equipment

     The Company’s property held under capital leases amounted to approximately $2.7 million and $3.0

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

million, net of accumulated amortization of approximately $5.9 million and $5.4 million, at March 31, 2005 and December 31, 2004, respectively.

Stock-Based Compensation

     The Company accounts for stock-based employee compensation plans using the intrinsic-value method as outlined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation and Interpretation of APB No. 25, issued in March 2000. The following table shows the pro forma effect on the Company’s net income (loss) and income (loss) per share as if compensation cost had been recognized for stock-based employee compensation plans based on their fair value at the date of the grant. The pro forma effect of stock-based employee compensation plans on the Company’s net income (loss) for those periods may not be representative of the pro forma effect for future periods due to the impact of vesting and potential future awards.

	Three Months Ended
	March 31,
	2005	2004
	(In thousands, except per share amts)
Net loss as reported	$(214)	$(1,767)
Add: Stock-based non-employee compensation expense included in reported net income (loss)	—	—
Deduct: Total stock-based employee and non-employee compensation expense determined under fair value based method	(201)	(108)

Pro forma net loss, applicable to common stock for basic and diluted computations	$(415)	$(1,875)

Loss per common share – as reported
Basic and diluted	$(0.01)	$(0.08)

Loss per common share – pro forma
Basic and diluted	$(0.02)	$(0.08)

     During April 2005, the Company issued an aggregate of 700,000 options to purchase shares of common stock to officers and employees of the Company.

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123, Share-Based Payment (“SFAS 123R”) which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, Share-Based Payment, which provides interpretive guidance related to SFAS 123R. SFAS 123R requires all share-based payment transactions to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In April 2005, the SEC delayed the effective date of SFAS 123R to the beginning of the annual reporting period that begins after June 15, 2005. The Company is currently evaluating SFAS 123R to determine the impact on its consolidated financial statements. However, it is expected to have a negative effect on consolidated net income.

3. COMPREHENSIVE LOSS (in thousands)

	Three Months Ended
	March 31
	2005	2004
Net loss	$(214)	$(1,767)
Other comprehensive loss:
Foreign currency translation adjustment	(542)	(281)

Comprehensive loss	$(756)	$(2,048)

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

4. NET LOSS PER COMMON SHARE

     Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted-average number of common shares outstanding for the reporting period. For the three months ended March 31, 2005 and 2004, outstanding options of 4,821,376 and 5,051,554, respectively, to purchase common shares were anti-dilutive and have been excluded from the weighted diluted average share computation.

5. VENDOR FINANCING:

     Outstanding obligations under vendor financing arrangements consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
Inventory and working capital financing agreements:
United States	$26,522	$26,962
Europe	12,347	13,110

Total	$38,869	$40,072

Inventory and Working Capital Financing Agreement, United States

     Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of IBM products in the United States, providing financing for eligible IBM inventory and for certain other receivables up to $27.5 million (temporarily increased to $31.0 million as of March 31, 2005). As of March 31, 2005, Supplies Distributors had $4.5 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $7.0 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 1%. The facility also includes a monthly service fee. The Company has classified the outstanding amounts under this credit facility as accounts payable in the consolidated balance sheets.

Inventory and Working Capital Financing Agreement, Europe

     Supplies Distributors’ European subsidiaries have a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance their distribution of IBM products in Europe. The asset based credit facility with IBM Belgium provides up to 12.5 million Euros (approximately $16.2 million) in financing for purchasing IBM inventory and for certain other receivables. As of March 31, 2005, Supplies Distributors’ European subsidiaries had 2.9 million euros ($3.8 million) of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors and its European subsidiaries to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors’ European subsidiaries, as well as collateralized guaranties of Supplies Distributors and PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $7.0 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at Euribor plus 2.5%. Supplies Distributors’ European subsidiaries pay a monthly service fee on the commitment. The Company has

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

classified the outstanding amounts under this credit facility that are collateralized by inventory as accounts payable in the consolidated balance sheets.

6. DEBT AND CAPITAL LEASE OBLIGATIONS;

     Outstanding obligations under debt and capital lease obligations consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
Loan and security agreements, United States
Supplies Distributors	$13,250	$8,328
PFSweb	5,375	4,853
Factoring agreement, Europe	2,415	3,848
Taxable revenue bonds	5,000	5,000
Master lease agreements	3,117	3,141
Inventory and working capital financing agreement –
Europe	—	682
Other	418	478

Total	29,575	26,330
Less current portion of long-term debt	22,625	19,098

Long-term debt, less current portion	$6,950	$7,232

Loan and Security Agreement — Supplies Distributors

Supplies Distributors has a loan and security agreement with Congress Financial Corporation (Southwest) (“Congress”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of March 31, 2005, Supplies Distributors had $2.5 million of available credit under this agreement. The Congress facility expires on the earlier of March 29, 2007 or the date on which the parties to the IBM master distributor agreement no longer operate under the terms of such agreement and/or IBM no longer supplies products pursuant to such agreement. Borrowings under the Congress facility accrue interest at prime rate plus 0.00% to 0.25% or Eurodollar rate plus 2.25% to 2.75%, dependent on excess availability, as defined. This agreement contains cross default provisions, various restrictions upon the ability of and Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $6.5 million and restricted cash of less than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks and Congress pursuant to which a security interest was granted to Congress for all customer remittances received in specified bank accounts. At March 31, 2005 and December 31, 2004, these bank accounts held $0.3 million and $1.2 million, respectively, which was restricted for payment to Congress.

Loan and Security Agreement – PFSweb

     Priority Fulfillment Services, Inc. (“PFS”), a wholly-owned subsidiary of PFSweb, has a Loan and Security Agreement with Comerica Bank (“Comerica”), which was amended in December 2004 (“Comerica Agreement”). The Comerica Agreement provides for up to $5.0 million of eligible accounts receivable financing (“Working Capital Advances”) through March 2, 2007 and $2.5 million of equipment financing (“Equipment Advances”) through June 15, 2008. Outstanding Working Capital Advances, $3.5 million as of March 31, 2005, accrue interest at prime rate plus 1%. Outstanding Equipment Advances, $1.9 million as of March 31, 2005, accrue interest at prime rate plus 1.5%. As of March 31, 2005, PFS had $1.4 million of available credit under the Working Capital Advance portion of this facility and $0.2 million of available credit under the Equipment Advance portion of this facility. In April 2005, the Company repaid the $3.5

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

million of Working Capital Advances outstanding as of March 31, 2005. The Comerica Agreement contains cross default provisions, various restrictions upon PFS’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the Subordinated Note to a maximum of $8 million. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb. The Comerica Agreement requires PFS to maintain a minimum cash balance of $1.3 million at Comerica.

Factoring Agreement

     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million euros (approximately $9.7 million) of eligible accounts receivables through March 2006. As of March 31, 2005, Supplies Distributors’ European subsidiary had approximately 2.1 million euros ($2.7 million) of available credit under this agreement. Borrowings under this agreement can be either cash advances or straight loans, as defined. Cash advances accrue interest at 3.8% and straight loans accrue interest at Euribor plus 1.3%. This agreement contains various restrictions upon the ability of Supplies Distributors’ European subsidiary to, among other things, merge, consolidate and incur indebtedness, as well as financial covenants, such as minimum net worth. This agreement is secured by a guarantee of Supplies Distributors, up to a maximum of 200,000 euros.

Taxable Revenue Bonds

     PFSweb has a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of $5 million MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned the proceeds of the Bonds to PFSweb for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in the Company’s Southaven, Mississippi distribution facility. The Bonds bear interest at a variable rate, as determined by Comerica Securities, as Remarketing Agent. PFSweb, at its option, may convert the Bonds to a fixed rate, to be determined by the Remarketing Agent at the time of conversion.

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

Master Lease Agreements

     The Company has a Term Lease Master Agreement with IBM Credit Corporation (“Master Lease Agreement”) that provides for leasing or financing transactions of equipment and other assets, which generally have terms of 3 to 5 years. The outstanding leasing transactions ($1.1 million and $1.2 million as of March 31, 2005 and December 31, 2004, respectively) are secured by the related equipment and letters of credit. The outstanding financing transactions ($0.4 million and $0.5 million as of March 31, 2005 and December 31, 2004, respectively) are secured by a letter of credit.

     The Company has a master agreement with a leasing company that provided for leasing transactions of certain equipment. The amounts outstanding under this agreement as of March 31, 2005 and December 31, 2004 were $1.2 million and $1.2 million, respectively, and are secured by the related equipment.

     The Company enters into other leasing and financing agreements as needed to finance the purchasing or leasing of certain equipment or other assets. Borrowings under these agreements are generally secured by the related equipment.

7. SEGMENT INFORMATION

     The Company is organized into two operating segments: PFSweb is an international provider of integrated business process outsourcing solutions and operates as a service fee business; Supplies Distributors is a master distributor of primarily IBM products.

	Three Months Ended
	March 31,
	2005	2004
Revenues (in thousands):
PFS	$20,365	$11,037
Supplies Distributors	63,630	68,570
Eliminations	(2,130)	(2,122)

	$81,865	$77,485

Income (loss) from operations (in thousands):
PFS	$(1,334)	$(2,821)
Supplies Distributors	1,678	1,677
Eliminations	—	7

	$344	$(1,137)

Depreciation and amortization (in thousands):
PFS	$1,503	$1,119
Supplies Distributors	—	14
Eliminations	—	(7)

	$1,503	$1,126

Capital expenditures (in thousands):
PFS	$2,073	$956
Supplies Distributors	—	—
Eliminations	—	—

	$2,073	$956

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Condensed Consolidated Financial Statements

	March 31,	December 31,
	2005	2004
Assets (in thousands):
PFS	$59,131	$56,610
Supplies Distributors	87,551	88,548
Eliminations	(15,203)	(14,831)

	$131,479	$130,327

8. COMMITMENTS AND CONTINGENCIES

     The Company receives municipal tax abatements in certain locations. During 2004 the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements. The Company plans to dispute the notice. If the dispute is not resolved favorably, the Company could be assessed additional taxes for calendar years 2004 and 2005. The Company has not accrued for the additional taxes, which through March 31, 2005 could be $0.4 million to $0.5 million for 2004 and $0.1 million for 2005, as it does not believe that it is probable that an additional assessment will be incurred.

     On May 9, 2005, a lawsuit was filed in the District Court of Collin County, Texas, by J. Gregg Pritchard, as Trustee of the D.I.C. Creditors Trust, naming the former directors of Daisytek International Corporation and the Company as defendants. Daisytek filed for bankruptcy in May 2003 and the Trust was created pursuant to Daisytek’s Plan of Liquidation. The complaint alleges, among other things, that the spin-off of the Company from Daisytek in December 1999 was a fraudulent conveyance and that Daisytek was damaged thereby in the amount of at least $38 million. The Company believes the claim has no merit and intends to vigorously defend the action.

9. SUBSEQUENT EVENT

     In April 2005, the Company entered into a five-year operating lease arrangement for a new distribution facility in Southaven, MS, near its existing facility in Southaven, MS.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.

Forward-Looking Information

     We have made forward-looking statements in this Report on Form 10-Q. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “seek,” “strive,” “believe,” “expect,” “anticipate,” “predict,” “potential,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “target” and “estimate” or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to those set forth above or elsewhere in this Report on Form 10-Q and our Form 10-K for the year ended December 31, 2004, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:

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

Overview

     We are an international provider of integrated business process outsourcing solutions to major brand name companies seeking to maximize their supply chain efficiencies and to extend their traditional business and e-commerce initiatives. We derive our revenues from a broad range of services, including professional consulting, technology collaboration, order management, managed web hosting and web development, customer relationship management, financial services including billing and collection services and working capital solutions, kitting and assembly services, information management and international fulfillment and distribution services. We offer our services as an integrated solution, which enables our clients to outsource their complete infrastructure needs to a single source and to focus on their core competencies. Our distribution services are conducted at warehouses that we lease or manage and include real-time inventory management and customized picking, packing and shipping of our clients’ customer orders. We currently offer the ability to provide infrastructure and distribution solutions to clients that operate in a range of vertical markets, including technology manufacturing, computer products, printers, cosmetics, fragile goods, high security collectibles, pharmaceuticals, contemporary home furnishings, apparel, aviation, telecommunications and consumer electronics, among others.

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

     Many of our service fee contracts involve third-party vendors who provide additional services such as package delivery. The costs we are charged by these third-party vendors for these services are often passed on to our clients. Our billings for reimbursements of these and other ‘out-of-pocket’ expenses include travel, shipping and handling costs and telecommunication charges are included in pass-through revenue.

     Our second business segment is a product revenue model. In this segment, we are a master distributor of product for IBM and certain other clients. In this capacity, we purchase, and thus own, inventory and recognize the corresponding product revenue. As a result, upon the sale of inventory, we own the accounts receivable. Freight costs billed to customers are reflected as components of product revenue. This business segment requires significant working capital requirements, for which we have senior credit facilities to provide for more than $80 million of available financing.

     Growth is a key element to achieving our future goals, including maintaining sustainable profitability. Our growth is driven by two main elements: new client relationships and organic growth from existing clients. On an overall basis, we have experienced an increase in service fee revenues from existing clients and an increase in product revenues in recent years. During 2004, we were successful in winning new contracts with new and existing clients. We currently believe these new contracts, once fully operational, will generate annual service fee revenue of more than $20 million. We expect to invoice more than 80% of the estimated annual run-rate revenue of these new contracts during 2005. Our results for the quarter ended March 31, 2005 include approximately $4.6 million of new revenue including certain incremental projects.

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

     Cost of pass-through revenue – the related reimbursable costs for pass-through expenditures are reflected as cost of pass-through revenue.

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

     Monitoring and controlling our available cash balances continues to be a primary focus. Our cash and liquidity positions are important components of our financing of both current operations and our targeted growth. In recent years we have added to our available cash and liquidity positions through various transactions. First we have a working capital financing agreement with a bank that currently provides financing for up to $5 million of eligible accounts receivable and financing for up to $2.5 million of eligible capital expenditures. Secondly, in 2003 we completed a private placement of approximately 1.6 million shares of our common stock to certain investors that provided net proceeds of approximately $3.2 million. In January 2005, we issued an additional 0.4 million shares of common stock to certain of these investors who exercised warrants issued in the private placement. The warrants exercised provided $1.3 million of additional proceeds. Thirdly, in 2004 we received proceeds of $5 million of taxable revenue bonds to finance capital additions to our new facility in Southaven, MS.

Results of Operations

     The following table sets forth certain historical financial information from our unaudited interim condensed consolidated statements of operations expressed as a percent of revenue.

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Product revenue, net	77.7%	88.5%
Service fee revenue	17.2	9.2
Pass-through revenue	5.1	2.3

Total revenues	100.0	100.0

Cost of product revenue (as % of product revenue)	93.7	94.0
Cost of service fee revenue (as % of net service fee revenue)	76.5	73.7
Cost of pass-through revenue (as % of pass-through revenue)	100.0	100.0

Total costs of revenues	91.1	92.3

Gross profit	8.9	7.7
Selling, general and administrative expenses	8.5	9.2

Income (loss) from operations	0.4	(1.5)
Interest expense, net	0.4	0.5

Income (loss) before income taxes	0.0	(2.0)
Income tax expense	0.3	0.3

Net loss	(0.3)%	(2.3)%

Results of Operations for the Interim Periods Ended March 31, 2005 and 2004

     Product Revenue. Product revenue was $63.6 million for the three months ended March 31, 2005, as compared to $68.6 million for the three months ended March 31, 2004, a decrease of $5.0 million, or 7.2%. The decrease in product revenue resulted primarily from the decreased sales volume of certain product in Europe, partially offset by the favorable impact of exchange rates in our European and Canadian operations.

     Service Fee Revenue. Service fee revenue was $14.1 million for the three months ended March 31, 2005 as compared to $7.1 million for the three months ended March 31, 2004, an increase of $7.0 million or 97.6%. Service fee revenue for both the three months ended March 31, 2005 and 2004 included increased service fees generated from incremental projects with certain client relationships. The change in service fee revenue is shown below ($ millions):

Three
Months
Period ended March 31, 2004	$7.1
New service contract relationships, including certain incremental projects under new contracts	4.6
Increase in existing client service fees from organic growth and certain incremental projects with existing clients	2.9
Terminated clients not included in 2005 revenue	(0.5)

Period ended March 31, 2005	$14.1

     The increase in existing client service fees primarily resulted from product release schedule changes from our largest service fee client. We expect that these schedule changes will ultimately accelerate volumes into the first three months of the year that we previously processed during the second six months of the year.

     Cost of Product Revenue. Cost of product revenue was $59.6 million for the three months ended March 31, 2005, as compared to $64.5 million for the three months ended March 31, 2004, a decrease of $4.9 million or 7.6%. Cost of product revenue as a percent of product revenue was 93.7% during the three months ended March 31, 2005 and 94.0% during the three months ended March 31, 2004. The resulting gross profit margin was 6.3% for the three months ended March 31, 2005 and 6.0% for the three months ended March 31, 2004. Cost of product revenue decreased primarily as the result of decreased sales volumes of certain products. The gross margin improved primarily as a result of a provision of $0.4 million for excess and obsolete inventory recorded during the three months ended March 31, 2004.

     Cost of Service Fee Revenue. Cost of service fee revenue was $10.8 million for the three months ended March 31, 2005, as compared to $5.3 million during the three months ended March 31, 2004, an increase of $5.5 million or 105.0%. The resulting service fee gross profit was $3.3 million or 23.5% of service fee revenue, during the three months ended March 31, 2005 as compared to $1.9 million, or 26.3% of service fee revenue for the three months ended March 31, 2004. Our gross profit as a percent of service fees decreased in the current period primarily due to lower gross margins on certain new contracts, including certain start up costs, partially offset by higher margins earned on our largest service fee client as a result of reduced seasonality. As we add new service fee revenue in the future, we currently intend to target the underlying contracts to earn an average gross profit percentage of 25-35%, but we have and may continue to accept lower gross margin percentages on certain contracts depending on contract scope and other factors.

     Selling, General and Administrative Expenses. SG&A expenses were $7.0 million for the three months ended March 31, 2005, or 8.5% of total net revenues, as compared to $7.1 million, or 9.2% of total net revenues, for the three months ended March 31, 2004. We currently expect to incur incremental costs during the quarters ending June 30 and September 30, 2005 associated with our relocation of certain operations from two of our Memphis, TN facilities to a new facility in Southaven, MS.

     Interest Expense, net. Net interest expense was $0.3 million for the three months ended March 31, 2005 as compared to $0.4 million for the three months ended March 31, 2004. The decrease in net interest expense is primarily due to lower average loan balances, partially offset by the impact of increased interest rates.

     Income Taxes. For the three months ended March 31, 2005 and 2004, we recorded a tax provision of $0.2 million primarily associated with our subsidiary Supplies Distributors’ Canadian and European operations. We did not record an income tax benefit associated with our consolidated net loss in our U.S. operations. A valuation allowance has been provided for our net deferred tax assets as of March 31, 2005, which are primarily related to our net operating loss carryforwards. We did not record an income tax benefit for our PFSweb Canadian pre-tax losses in the current or prior periods. Due to the consolidation of Supplies Distributors, in the future we anticipate that we will continue to record an income tax provision associated with Supplies Distributors’ Canadian and European results of operations.

Liquidity and Capital Resources

     Net cash used in operating activities was $3.5 million for the three months ended March 31, 2005, and primarily resulted from a $2.0 million increase in inventories, a $2.1 million increase in prepaid expenses, other receivables and other current assets and a $2.0 million decrease in accounts payable, accrued expenses and other liabilities partially offset by a decrease in accounts receivable of $1.3 million. The decrease in accounts payable was due to the timing of invoice processing by one of our master distribution vendors and a decrease in certain liabilities due to clients for unremitted funds collected on their behalf and reimbursable expense deposits. The decrease in accounts receivable was primarily due to reduced revenue from our Supplies Distributors business segment partially offset by increased service fee billings for certain client relationships. Net cash used in operating activities was $0.8 million for the three months ended March 31, 2004, and primarily resulted from a decrease in accounts payable, accrued expenses and other liabilities of $1.3 million, an increase in accounts receivable of $3.9 million and an increase in prepaid expenses, other receivables and other current assets of $0.7 million, partially offset by a $5.4 million decrease in inventory.

     Net cash used in investing activities for the three months ended March 31, 2005 totaled $0.9 million, representing capital expenditures, offset by a decrease in restricted cash. Net cash provided by investing activities for the three months ended March 31, 2004 totaled $0.9 million, primarily representing capital expenditures. Capital expenditures have historically consisted primarily of additions to upgrade our management information systems, and general expansion of our facilities, both domestic and foreign. We expect to incur capital expenditures to support new contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate that our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months will be approximately $7 to $10 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. To maintain our current operating cash position, a portion of these expenditures may be financed through debt, operating or capital leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event that we do not obtain the financing or achieve the revenue necessary to support such investments.

     Net cash provided by financing activities was approximately $5.8 million for the three months ended March 31, 2005, primarily representing $3.5 million of proceeds from debt, $1.7 million from the issuance of common stock pursuant to our employee stock purchase and stock option programs and warrant exercises and a $0.9 million decrease in restricted cash. Net cash provided by financing activities was approximately $1.4 million for the three months ended March 31, 2004, primarily representing proceeds from debt.

     During the three months ended March 31, 2005, our working capital increased to $23.4 million from $22.6 million at December 31, 2004, primarily as a result of the issuance of common stock due to the exercise of certain warrants. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities, entering into new debt agreements or transferring to third parties a portion of our subordinated loan balance due from Supplies Distributors. In conjunction with certain of these alternatives, we may be required to provide certain letters of credit to secure these arrangements. No assurances can be given that we will be successful in obtaining any additional financing or the terms thereof. We currently believe that our cash position, financing available under our credit facilities and funds generated from operations (including our anticipated revenue growth and/or cost reductions to offset lower than anticipated revenue growth) will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our lease obligations, and additional subordinated loans to our subsidiary Supplies Distributors, if necessary, for at least the next twelve months.

     The following is a schedule of our total contractual cash obligations as of March 31, 2005, which is comprised of operating leases, debt (including vendor financing) and capital leases, including interest (in millions):

	Payments Due By Period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Debt	$65,652	$59,821	$2,631	$3,200	$—
Capital lease obligations	2,995	1,279	1,716	—	—
Operating leases	19,815	6,211	12,144	1,251	209

Total	$88,462	$67,311	$16,491	$4,451	$209

     In support of certain debt instruments and leases, as of March 31, 2005, we had $0.8 million of cash restricted as collateral for letters of credit. The letters of credit expire at various dates through March 2007, the related debt and lease obligations termination dates. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain Supplies Distributors’ credit facilities. Many of our debt facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other agreements. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. Any requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of March 31, 2005, we were in compliance with all debt covenants and we believe that we will maintain such compliance throughout calendar year 2005. Other than those noted herein, we do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.

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

     Supplies Distributors has a short-term credit facility with IBM Credit LLC (“IBM Credit”) and its European subsidiaries have a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance their distribution of IBM products. We have provided a collateralized guaranty to secure the repayment of these credit facilities. As of March 31, 2005, the asset-based credit facilities provided financing for up to $31.0 million and up to 12.5 million Euros (approximately $16.2 million) with IBM Credit and IBM Belgium, respectively. These agreements expire in March 2006.

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

     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million Euros (approximately $9.7 million) of eligible accounts receivables through March 29, 2006. Borrowings under this agreement can be either cash advances or straight loans, as defined.

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

     Our subsidiary, Priority Fulfillment Services, Inc. (“PFS”), has entered into a Loan and Security Agreement with Comerica Bank (“Comerica”), which provides for up to $5.0 million of eligible accounts receivable financing through March 2007, and up to $2.5 million of eligible equipment purchases through June 2008 (of which $0.2 million was available at March, 2005). We entered this Agreement to supplement our existing cash position, and provide funding for our future operations, including our targeted growth. The Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, and a minimum liquidity ratio, as defined. The agreement also limits our ability to increase the subordinated loan to Supplies Distributors to more than $8.0 million without the lender’s approval. The agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb.

     In 2003, we entered into a Securities Purchase Agreement with certain institutional investors in a private placement transaction pursuant to which we issued and sold an aggregate of 1.6 million shares of our common stock, par value $.001 per share (the “Common Stock”), at $2.16 per share, resulting in gross proceeds of $3.4 million. After deducting expenses, the net proceeds were approximately $3.2 million. In addition to the Common Stock, the investors received one-year warrants to purchase an aggregate 525,692 shares of Common Stock at an exercise price of $3.25 per share and four-year warrants to purchase an aggregate of 395,486 shares of Common Stock at an exercise price of $3.30 per share. In January 2005, 394,865 of the one-year warrants were exercised prior to their expiration, generating net proceeds to us of $1.3 million. We intend to use the net proceeds from the private placement and warrant exercises for general working capital purposes.

     In 2004, to fulfill our obligations under certain new client relationships, we entered into a three-year operating lease arrangement for a new distribution facility in Southaven, MS, near our existing distribution complex in Memphis, TN. Additionally, we incurred additional capital expenditures during 2004, primarily to support the incremental business in this new distribution center. Upon completion, which is expected to occur during the second quarter of 2005, we expect the total capital expenditures to support this facility will total approximately $6 million. We financed a significant portion of these expenditures via a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) pursuant to which the MBFC issued $5 million MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned us the proceeds of the Bonds for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in our new Southaven, Mississippi distribution facility. The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) in the initial face amount of $5.1 million issued by Comerica pursuant to a Reimbursement Agreement between us and Comerica under which we are obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has an initial maturity date of December 2006 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof.

     We receive municipal tax abatements in certain locations. During 2004 we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements. We plan to dispute the notice. If the dispute is not resolved favorably, we could be assessed additional taxes for calendar years 2004 and 2005. We have not accrued for the additional taxes, which through March 31, 2005 could be $0.4 million to $0.5 million for 2004 and $0.1 million for 2005, as we do not believe that it is probable that an additional assessment will be incurred.

     In April 2005, we entered into a five-year operating lease arrangement for a new distribution facility in Southaven, MS, near our existing facility in Southaven, MS.

     On May 9, 2005, a lawsuit was filed in the District Court of Collin County, Texas, by J. Gregg Pritchard, as Trustee of the D.I.C. Creditors Trust, naming the former directors of Daisytek International Corporation and the Company as defendants. Daisytek filed for bankruptcy in May 2003 and the Trust was created pursuant to Daisytek’s Plan of Liquidation. The complaint alleges, among other things, that the spin-off of the Company from Daisytek in December 1999 was a fraudulent conveyance and that Daisytek was damaged thereby in the amount of at least $38 million. We believe the claim has no merit and intend to vigorously defend the action.

Seasonality

     The seasonality of our business is dependent upon the seasonality of our clients’ business and sales of their products. Accordingly, our management must rely upon the projections of our clients in assessing quarterly variability. We believe that with our current client mix and their current business volumes, our service fee business activity will be at it lowest in the quarter ended March 31. However due to product release schedule changes from certain of our clients, we believe this seasonal impact will not be as significant in 2005 as it has been in prior years. We anticipate that our product revenue will be highest during the quarter ended December 31.

     We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.

Inflation

     Management believes that inflation has not had a material effect on our operations.

Critical Accounting Policies

     A description of critical accounting policies is included in Note 2 to the accompanying unaudited interim condensed consolidated financial statements. For other significant accounting policies, see Note 2 to the consolidated financial statements in our December 31, 2004 Annual Report on Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

     We are exposed to various market risks including interest rates on its financial instruments and foreign exchange rates.

Interest Rate Risk

     Our interest rate risk is limited to our outstanding balances on our inventory and working capital financing agreements, taxable revenue bonds, loan and security agreements and factoring agreement for the financing of inventory, accounts receivable and certain other receivables and certain equipment, which amounted to $65.2 million at March 31, 2005. A 100 basis point movement in interest rates would result in approximately $0.3 million annualized increase or decrease in interest expense based on the outstanding balance of these agreements at March 31, 2005.

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

     None

ITEM 5. Other Information

     None.

ITEM 6. Exhibits and Reports on Form 8-K

     a) Exhibits:

Exhibit
No.	Description of Exhibits
3.1*	Amended and Restated Certificate of Incorporation

3.2*	Amended and Restated Bylaws

10.1**	Amendment 5 to Amended and Restated Platinum Plan Agreement

10.2**	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule

10.3**	Amendment No. 5 to Agreement for Inventory Financing

31.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

**	Filed herewith

     b) Reports on Form 8-K:

                    Form 8-K furnished on March 4, 2005 reporting Item 12, Results of Operations and Financial Condition, that on March 4, 2005, PFSweb, Inc. issued a press release announcing its financial results for the year ended December 31, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 16, 2005

PFSweb, Inc.
By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer, Chief Accounting Officer, Executive Vice President

INDEX TO EXHIBITS

Exhibit
No.	Description of Exhibits
3.1*	Amended and Restated Certificate of Incorporation

3.2*	Amended and Restated Bylaws

10.1**	Amendment 5 to Amended and Restated Platinum Plan Agreement

10.2**	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule

10.3**	Amendment No. 5 to Agreement for Inventory Financing

31.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

**	Filed herewith