Form 10-Q
period 2005-06-30
PFSWEB INC
filed 2005-08-15
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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
Registrant’s telephone number, including area code: (972) 881-2900
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At August 8, 2005 there were 22,482,475 shares of registrant’s common stock outstanding, excluding 86,300 shares of common stock in treasury.

PFSWEB, INC. AND SUBSIDIARIES
Form 10-Q
June 30, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
PFSWEB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,439	$13,592
Restricted cash	937	2,746
Accounts receivable, net of allowance for doubtful accounts of $435 and $504 at June 30, 2005 and December 31, 2004, respectively	43,818	41,565
Inventories, net	46,384	44,947
Other receivables	7,464	8,061
Prepaid expenses and other current assets	3,423	3,349

Total current assets	115,465	114,260

PROPERTY AND EQUIPMENT, net	13,812	14,264
RESTRICTED CASH	300	675
OTHER ASSETS	1,261	1,128

Total assets	$130,838	$130,327

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$24,232	$19,098
Trade accounts payable	57,911	61,583
Accrued expenses	9,881	10,971

Total current liabilities	92,024	91,652

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	7,049	7,232
OTHER LIABILITIES	1,731	1,517
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 22,521,308 and 21,665,585 shares issued at June 30, 2005 and December 31, 2004, respectively; and 22,435,008 and 21,579,285 outstanding at June 30, 2005 and December 31, 2004, respectively	23	22
Additional paid-in capital	58,599	56,645
Accumulated deficit	(29,837)	(29,077)
Accumulated other comprehensive income	1,334	2,421
Treasury stock at cost, 86,300 shares	(85)	(85)

Total shareholders’ equity	30,034	29,926

Total liabilities and shareholders’ equity.	$130,838	$130,327

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
REVENUES:
Product revenue, net	$63,438	$65,304	$127,068	$133,874
Service fee revenue	16,298	11,034	30,383	18,165
Pass-through revenue	5,134	3,682	9,284	5,466

Total net revenues	84,870	80,020	166,735	157,505

COSTS OF REVENUES:
Cost of product revenue	59,613	61,723	119,250	126,176
Cost of service fee revenue	12,102	6,714	22,870	11,967
Pass-through cost of revenue	5,134	3,682	9,284	5,466

Total costs of revenues	76,849	72,119	151,404	143,609

Gross profit	8,021	7,901	15,331	13,896

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	7,952	6,910	14,918	14,042

Income (loss) from operations	69	991	413	(146)

INTEREST EXPENSE, NET	474	324	793	752

Income (loss) before income taxes	(405)	667	(380)	(898)
INCOME TAX EXPENSE	141	188	380	390

NET INCOME (LOSS)	$(546)	$479	$(760)	$(1,288)

NET INCOME (LOSS) PER SHARE:
Basic	$(0.02)	$0.02	$(0.03)	$(0.06)

Diluted	$(0.02)	$0.02	$(0.03)	$(0.06)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	22,419	21,239	22,278	21,212

Diluted	22,419	23,129	22,278	21,212

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(760)	$(1,288)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,012	2,336
Provision for doubtful accounts	(68)	148
Provision for excess and obsolete inventory	—	728
Deferred income taxes	30	(95)
Non-cash compensation expense	14	14
Changes in operating assets and liabilities:
Accounts receivables	(2,948)	(6,339)
Inventories, net	(3,228)	538
Prepaid expenses, other receivables and other assets	237	(1,894)
Accounts payable, accrued expenses and other liabilities	(2,623)	7,269

Net cash provided by (used in) operating activities.	(6,334)	1,417

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,561)	(1,797)
Decrease in restricted cash	1,348	257

Net cash used in investing activities	(1,213)	(1,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(580)	(529)
Decrease in restricted cash	837	448
Proceeds from issuance of common stock	1,940	124
Proceeds from debt	5,144	850

Net cash provided by financing activities	7,341	893

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	53	(26)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(153)	744

CASH AND CASH EQUIVALENTS, beginning of period	13,592	14,743

CASH AND CASH EQUIVALENTS, end of period	$13,439	$15,487

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under capital leases	$891	$1,490

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
Basis of Presentation
     The unaudited interim condensed consolidated financial statements as of June 30, 2005, and for the three and six months ended June 30, 2005 and 2004, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of June 30, 2005, its results of operations for the three and six months ended June 30, 2005 and 2004 and its results of cash flows for the six months ended June 30, 2005 and 2004. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.
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
Concentration of Business and Credit Risk
     The Company’s product revenue was primarily generated by sales to customers of product purchased under master distributor agreements with one supplier. The Company’s service fee revenue was generated under contractual service fee relationships with multiple clients.
     Product sales to four customers accounted individually each for greater than 10%, and in the aggregate accounted for approximately 45.6%, of the Company’s total product revenues for the six months ended June 30, 2005. Service fee revenue from three clients individually accounted for approximately 32%, 14% and 12% of service fee revenue for the six months ended June 30, 2005. On a consolidated basis, there were no customer/clients that accounted for 10% or more of the Company’s total revenues for the six months ended June 30, 2005. As of June 30, 2005, two customers each individually accounted for approximately 10% of accounts receivable.
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
Inventories
     Inventories (all of which are finished goods) are stated at the lower of weighted average cost or market. Supplies Distributors assumes responsibility for slow-moving inventory under certain master distributor agreements, subject to certain termination rights, but has the right to return product rendered obsolete by engineering changes, as defined. The Company reviews inventory for impairment on a periodic basis, but at a minimum, annually. Recoverability of the inventory on hand is measured by comparison of the carrying value of the inventory to the fair value of the inventory. The allowance for slow moving inventory was $1.9 million and $2.5 million at June 30, 2005 and December 31, 2004, respectively.
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

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Property and Equipment
     The Company’s property held under capital leases amounted to approximately $2.8 million and $3.0 million, net of accumulated amortization of approximately $6.1 million and $5.4 million, at June 30, 2005 and December 31, 2004, respectively.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net income (loss) as reported	$(546)	$479	$(760)	$(1,288)
Add: Stock-based non-employee compensation expense included in reported net income (loss)	14	14	14	14
Deduct: Total stock-based employee and non-employee compensation expense determined under fair value based method	(373)	(269)	(575)	(376)

Pro forma net income (loss), applicable to common stock for basic and diluted computations	$(905)	$224	$(1,321)	$(1,650)

Income (loss) per common share – as reported
Basic	$(0.02)	$0.02	$(0.03)	$(0.06)

Diluted	$(0.02)	$0.02	$(0.03)	$(0.06)

Income (loss) per common share – pro forma
Basic	$(0.04)	$0.01	$(0.06)	$(0.08)

Diluted	$(0.04)	$0.01	$(0.06)	$(0.08)

     During the six months ended June 30, 2005, the Company issued an aggregate of 761,000 options to purchase shares of common stock to officers, directors, employees and consultants of the Company.
Impact of Recently Issued Accounting Standards
     In December 2004, the FASB issued SFAS No. 123, Share-Based Payment (“SFAS 123R”) which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, Share-Based Payment, which provides interpretive guidance related to SFAS 123R. SFAS 123R requires all share-based payment transactions to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In April 2005, the SEC delayed the effective date of SFAS 123R to the beginning of the annual reporting period that began after June 15, 2005. The Company is currently evaluating SFAS 123R to determine the impact on its consolidated financial statements. However, it is expected to have a negative effect on consolidated net income.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
3. COMPREHENSIVE INCOME (LOSS) (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss)	$(546)	$479	$(760)	$(1,288)
Other comprehensive income (loss):
Foreign currency translation adjustment	(544)	(91)	(1,087)	(372)

Comprehensive income (loss)	$(1,090)	$388	$(1,847)	$(1,660)

4. NET INCOME (LOSS) PER COMMON SHARE
     Basic and diluted net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the reporting period. For the six months ended June 30, 2005 and 2004, and the three months ended June 30, 2005, outstanding options of 5.5 million, 5.1 million and 5.5 million, respectively, to purchase common shares were anti-dilutive and have been excluded from the weighted diluted average share computation. For the three months ended June 30, 2004, the effect of dilutive stock options increased the number of weighted average shares outstanding by 1.9 million for computing diluted net income per share.
5. VENDOR FINANCING:
Outstanding obligations under vendor financing arrangements consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
Inventory and working capital financing agreements:
United States	$26,440	$26,962
Europe	12,002	13,110

Total	$38,442	$40,072

Inventory and Working Capital Financing Agreement, United States
     Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of IBM products in the United States, providing financing for eligible IBM inventory and for certain other receivables. In June 2005, the facility was amended to increase the maximum borrowing amount up to $30.5 million. As of June 30, 2005, Supplies Distributors had $4.1 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $7.0 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 1%. The facility also includes a monthly service fee. The Company has classified the outstanding amounts under this credit facility as accounts payable in the consolidated balance sheets.
Inventory and Working Capital Financing Agreement, Europe
     Supplies Distributors’ European subsidiaries have a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance their distribution of IBM products in Europe. The asset based credit facility with IBM Belgium provides up to 12.5 million Euros (approximately $15.1

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
million) in financing for purchasing IBM inventory and for certain other receivables. As of June 30, 2005, Supplies Distributors’ European subsidiaries had 2.6 million euros ($3.1 million) of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors and its European subsidiaries to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors’ European subsidiaries, as well as collateralized guaranties of Supplies Distributors and PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $7.0 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at Euribor plus 2.5%. Supplies Distributors’ European subsidiaries pay a monthly service fee on the commitment. The Company has classified the outstanding amounts under this credit facility that are collateralized by inventory as accounts payable in the consolidated balance sheets.
6. DEBT AND CAPITAL LEASE OBLIGATIONS;
     Outstanding obligations under debt and capital lease obligations consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
Loan and security agreements, United States Supplies Distributors	$12,992	$8,328
PFSweb	6,453	4,853
Factoring agreement, Europe	3,218	3,848
Taxable revenue bonds	5,000	5,000
Master lease agreements	3,302	3,141
Inventory and working capital financing agreement – Europe	—	682
Other	316	478

Total	31,281	26,330
Less current portion of long-term debt	24,232	19,098

Long-term debt, less current portion	$7,049	$7,232

Loan and Security Agreement — Supplies Distributors
     Supplies Distributors has a loan and security agreement with Congress Financial Corporation (Southwest) (“Congress”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of June 30, 2005, Supplies Distributors had $2.7 million of available credit under this agreement. The Congress facility expires on the earlier of March 29, 2007 or the date on which the parties to the IBM master distributor agreement no longer operate under the terms of such agreement and/or IBM no longer supplies products pursuant to such agreement. Borrowings under the Congress facility accrue interest at prime rate plus 0.00% to 0.25% or Eurodollar rate plus 2.25% to 2.75%, dependent on excess availability, as defined. This agreement contains cross default provisions, various restrictions upon the ability of and Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $6.5 million and restricted cash of less than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks and Congress pursuant to which a security interest was granted to Congress for all customer remittances received in specified bank accounts. At June 30, 2005 and December 31, 2004, these bank accounts held $0.4 million and $1.2 million, respectively, which was

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
restricted for payment to Congress.
Loan and Security Agreement – PFSweb
     Priority Fulfillment Services, Inc. (“PFS”), a wholly-owned subsidiary of PFSweb, has a Loan and Security Agreement with Comerica Bank (“Comerica”), which was amended in June 2005 (“Comerica Agreement”). The Comerica Agreement, as amended, provides for up to $7.5 million of eligible accounts receivable financing (“Working Capital Advances”) through March 2, 2007 and $2.5 million of equipment financing (“Equipment Advances”) through June 15, 2008. Outstanding Working Capital Advances, $4.6 million as of June 30, 2005, accrue interest at prime rate plus 1%. Outstanding Equipment Advances, $1.9 million as of June 30, 2005, accrue interest at prime rate plus 1.5%. As of June 30, 2005, PFS had $2.5 million available credit under the Working Capital Advance portion and no available credit under the Equipment Advance portion of this facility. In July 2005, the Company repaid the $4.6 million of Working Capital Advances outstanding as of June 30, 2005. The Comerica Agreement contains cross default provisions, various restrictions upon PFS’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the Subordinated Note to a maximum of $8 million. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb. The Comerica Agreement requires PFS to maintain a minimum cash balance of $1.3 million at Comerica.
Factoring Agreement
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million euros (approximately $9.1 million) of eligible accounts receivables through March 2006. As of June 30, 2005, Supplies Distributors’ European subsidiary had approximately 1.0 million euros ($1.2 million) of available credit under this agreement. Borrowings under this agreement can be either cash advances or straight loans, as defined. Cash advances accrue interest at 3.8% and straight loans accrue interest at Euribor plus 1.3%. This agreement contains various restrictions upon the ability of Supplies Distributors’ European subsidiary to, among other things, merge, consolidate and incur indebtedness, as well as financial covenants, such as minimum net worth. This agreement is secured by a guarantee of Supplies Distributors, up to a maximum of 200,000 euros.
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
     The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) in the initial face amount of $5.1 million issued by Comerica pursuant to a Reimbursement Agreement between PFSweb and Comerica under which PFSweb is obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has an initial maturity date of December 2006 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof. PFSweb has established a sinking fund account with Comerica, which at June 30, 2005 includes $0.2 million restricted for payment on the Bonds.
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
Master Lease Agreements
     The Company has a Term Lease Master Agreement with IBM Credit Corporation (“Master Lease Agreement”) that provides for leasing or financing transactions of equipment and other assets, which generally have terms of 3 to 5 years. The outstanding leasing transactions ($0.9 million and $1.2 million as of June 30, 2005 and December 31, 2004, respectively) are secured by the related equipment and letters of credit. The outstanding financing transactions ($0.3 million and $0.5 million as of June 30, 2005 and December 31, 2004, respectively) are secured by a letter of credit.
     The Company has a master agreement with a leasing company that provided for leasing transactions of certain equipment. The amounts outstanding under this agreement as of June 30, 2005 and December 31, 2004 were $1.1 million and $1.2 million, respectively, and are secured by the related equipment.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues (in thousands):
PFS	$23,833	$16,626	$44,198	$27,663
Supplies Distributors	63,438	65,304	127,068	133,874
Eliminations	(2,401)	(1,910)	(4,531)	(4,032)

	$84,870	$80,020	$166,735	$157,505

Income (loss) from operations (in thousands):
PFS	$(1,022)	$(236)	$(2,356)	$(3,057)
Supplies Distributors	1,091	1,227	2,769	2,904
Eliminations	—	—	—	7

	$69	$991	$413	$(146)

Depreciation and amortization (in thousands):
PFS	$1,509	$1,210	$3,012	$2,329
Supplies Distributors	—	—	—	14
Eliminations	—	—	—	(7)

	$1,509	$1,210	$3,012	$2,336

Capital expenditures (in thousands):
PFS	$488	$841	$2,561	$1,797
Supplies Distributors	—	—	—	—
Eliminations	—	—	—	—

	$488	$841	$2,561	$1,797

	June 30,	December 31,
	2005	2004
Assets (in thousands):
PFS	$59,041	$56,610
Supplies Distributors	85,772	88,548
Eliminations	(13,975)	(14,831)

	$130,838	$130,327

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
8. COMMITMENTS AND CONTINGENCIES
     The Company receives municipal tax abatements in certain locations. During 2004 the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements. The Company plans to dispute the notice. If the dispute is not resolved favorably, the Company could be assessed additional taxes for calendar years 2004 and 2005. The Company has not accrued for the additional taxes, which through June 30, 2005 could be $0.4 million to $0.5 million for 2004 and $0.2 million for 2005, as it does not believe that it is probable that an additional assessment will be incurred.
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
     In the ordinary course of business, one or more of the Company’s clients may dispute Company invoices for services rendered or other charges. As of June 30, 2005, an aggregate of approximately $700,000 of client invoices were in dispute. The Company believes it will resolve these disputes in its favor and has not recorded any reserve for such disputes.

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
     Growth is a key element to achieving our future goals, including maintaining sustainable profitability. Our growth is driven by two main elements: new client relationships and organic growth from existing clients. On an overall basis, we have experienced an increase in service fee revenues from existing clients and an increase in product revenues in recent years. During 2004, we were successful in winning new contracts with new and existing clients. We currently believe these new contracts, once fully operational, will generate annual service fee revenue of more than $20 million. We expect to invoice more than 80% of the estimated annual run-rate revenue of these new contracts during 2005. Our results for the three months and six months ended June 30, 2005 include approximately $5.3 million and $9.9 million, respectively, of new revenue.
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
     Monitoring and controlling our available cash balances continues to be a primary focus. Our cash and liquidity positions are important components of our financing of both current operations and our targeted growth. In recent years we have added to our available cash and liquidity positions through various transactions. First we have a working capital financing agreement with a bank that currently provides financing for up to $7.5 million of eligible accounts receivable and has provided financing for $2.5 million of eligible capital expenditures. Secondly, in 2003 we completed a private placement of approximately 1.6 million shares of our common stock to certain investors that provided net proceeds of approximately $3.2 million. In January 2005, we issued an additional 0.4 million shares of common stock to certain of these investors who exercised warrants issued in the private placement. The warrants exercised provided $1.3 million of additional proceeds. Thirdly, in 2004 we received proceeds of $5 million of taxable revenue bonds to finance capital additions to one of our new facilities in Southaven, MS.

Results of Operations
     The following table sets forth certain historical financial information from our unaudited interim condensed consolidated statements of operations expressed as a percent of revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Product revenue, net	74.8%	81.6%	76.2%	85.0%
Service fee revenue	19.2	13.8	18.2	11.5
Pass-through revenue	6.0	4.6	5.6	3.5

Total revenues	100.0	100.0	100.0	100.0

Cost of product revenue (as % of product revenue)	94.0	94.5	93.8	94.2
Cost of service fee revenue (as % of service fee revenue)	74.3	60.8	75.3	65.9
Cost of pass-through revenue (as % of pass-through revenue)	100.0	100.0	100.0	100.0
Total costs of revenues	90.5	90.1	90.8	91.2

Gross profit	9.5	9.9	9.2	8.8
Selling, general and administrative expenses	9.4	8.6	8.9	8.9

Income (loss) from operations	(0.1)	1.2	0.3	(0.1)
Interest expense, net	0.5	0.4	0.5	0.5

Income (loss) before income taxes	(0.4)	0.8	(0.2)	(0.6)
Income tax expense	0.2	0.2	0.2	0.2

Net income (loss)	(0.6)%	0.6%	(0.4)%	(0.8)%

Results of Operations for the Three and Six Months Ended June 30, 2005 and 2004
     Product Revenue. Product revenue was $63.4 million for the three months ended June 30, 2005, as compared to $65.3 million for the three months ended June 30, 2004, a decrease of $1.9 million, or 2.9%. Product revenue was $127.1 million for the six months ended June 30, 2005, as compared to $133.9 million for the six months ended June 30, 2004, a decrease of $6.8 million, or 5.4%. The decrease in product revenue resulted primarily from the decreased sales volume of certain product partially offset by the impact of exchange rates in our European operations.
     Service Fee Revenue. Service fee revenue was $16.3 million for the three months ended June 30, 2005 as compared to $11.0 million for the three months ended June 30, 2004, an increase of $5.3 million or 47.4%. For the six month period ended June 30, 2005 and 2004, service fee revenue was $30.4 million and $18.2 million respectively, an increase of $12.2 million or 67.3%. The change in service fee revenue is shown below ($ millions):

	Three	Six
	Months	Months
Period ended June 30, 2004	$11.0	$18.2
New service contract relationships, including certain incremental projects under new contracts	5.3	9.9
Increase in existing client service fees including impact of certain incremental projects with existing clients	0.4	3.4
Terminated clients not included in 2005 revenue	(0.4)	(1.1)

Period ended June 30, 2005	$16.3	$30.4

     The increase in existing client service fees primarily resulted from one of our large clients modifying its product release schedule, shifting certain of its 2005 order activity from the second half to the first half of the year.
     Cost of Product Revenue. Cost of product revenue was $59.6 million for the three months ended June 30, 2005, as compared to $61.7 million for the three months ended June 30, 2004, a decrease of $2.1 million or 3.4%. Cost of product revenue as a percent of product revenue was 94.0% and 94.5% during the three months ended June 30, 2005 and 2004, respectively. The resulting gross profit margin was 6.0% and 5.5% for the three months ended June 30, 2005 and 2004, respectively. For the six month period ended June 30, 2005 and 2004, cost of product revenue was $119.3 million and $126.2 million, respectively, a decrease of $6.9 million or 5.5%. Cost of product revenue as a percent of product revenue was 93.8% and 94.2% during the six months ended June 30, 2005 and 2004, respectively. The resulting gross profit margin was 6.2% for the six months ended June 30, 2005 and 5.8% for the six months ended June 30, 2004. The gross margin for the three and six months ended June 30, 2004 included higher provisions for excess and obsolete inventory of $0.4 million and $0.8 million, respectively, as compared to the comparable periods in 2005. Cost of product revenue also decreased as the result of decreased sales volumes of certain products.
     Cost of Service Fee Revenue. Cost of service fee revenue was $12.1 million for the three months ended June 30, 2005, as compared to $6.7 million during the three months ended June 30, 2004, an increase of $5.4 million or 80.6%. The resulting service fee gross profit was $4.2 million, or 25.7% of service fee revenue, during the three months ended June 30, 2005 as compared to $4.3 million, or 39.2% of service fee revenue for the three months ended June 30, 2004. Cost of service fee revenue was $22.9 million for the six months ended June 30, 2005, as compared to $12.0 million during the six months ended June 30, 2004, an increase of $10.9 million or 90.8%. The resulting service fee gross profit was $7.5 million, or 24.7% of service fee revenue, during the six months ended June 30, 2005 as compared to $6.2 million, or 34.1% of service fee revenue for the six months ended June 30, 2004. Our gross profit as a percent of service fees decreased in the current periods primarily due to lower gross margins on certain new contracts partially due to higher costs incurred during the implementation and initial operating periods of certain clients. The three months ended June 30, 2004 also reflects the higher gross margin benefit related to certain project revenue that has not occurred at a similar level in the corresponding period of 2005. As we add new service fee revenue in the future, we currently intend to target the underlying contracts to earn an average gross profit percentage of 25-35%, but we have and may continue to accept lower gross margin percentages on certain contracts depending on contract scope and other factors.
     Selling, General and Administrative Expenses. SG&A expenses were $8.0 million for the three months ended June 30, 2005, or 9.4% of total revenues, as compared to $6.9 million, or 8.6% of total revenues, for the three months ended June 30, 2004. SG&A expenses were $14.9 million for the six months ended June 30, 2005, or 8.9% of total revenues, as compared to $14.0 million, or 8.9% of total revenues, for the six months ended June 30, 2004. The increase in SG&A expenses is primarily due to relocation related costs applicable to our Memphis facilities, the unfavorable impact of exchange rates, legal fees related to the Daisytek lawsuit filed in May 2005 (see Part II. Other Information, Item 1. Legal Proceedings), incremental sales and marketing expenses, and certain personnel related costs. During the September quarter, we expect to incur additional relocation related costs of approximately $1.0 million, which includes a previously unanticipated incremental charge estimated to be approximately $0.5 million related to a lease termination.
     Income Taxes. We recorded an income tax provision of $0.1 million and $0.2 million for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, we recorded a tax provision of $0.4 million, primarily associated with our subsidiary Supplies Distributors’ Canadian and European operations. We did not record an income tax benefit associated with our consolidated net loss in our U.S. operations. A valuation allowance has been provided for our net deferred tax assets as of June 30, 2005, which are primarily related to our net operating loss carryforwards. We did not record an income tax benefit for our PFSweb Canadian pre-tax losses in the current or prior periods. We anticipate that we will continue to record an income tax provision associated with Supplies Distributors’ Canadian and European results of operations.
Liquidity and Capital Resources
     Net cash used in operating activities was $6.3 million for the six months ended June 30, 2005, and primarily resulted from an increase in accounts receivable of $2.9 million, a $3.2 million increase in inventories, a $2.6 million decrease in accounts payable, accrued expenses and other liabilities and partially offset by net income, as adjusted for non-cash items, of $2.2 million. The increase in accounts receivable was primarily due to increased service fee billings for certain client relationships and the timing of payments received by certain clients. Net cash provided by operating activities was $1.4 million for the six months ended June 30, 2004, and primarily resulted from an increase in accounts payable, accrued expenses and other liabilities of $7.3 million, net income as adjusted for non-cash items, of $1.8 million, partially offset by an increase in accounts receivable of $6.3 million and prepaid expenses, other receivables and other assets of $1.9 million.
     Net cash used in investing activities for the six months ended June 30, 2005 totaled $1.2 million, representing capital expenditures partially offset by a decrease in restricted cash. Net cash used in investing activities for the six months ended June 30, 2004 totaled $1.5 million, primarily representing capital expenditures. Capital expenditures have historically consisted primarily of additions to upgrade our management information systems, and general expansion of our facilities, both domestic and foreign. We expect to incur capital expenditures to support new contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate that our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months will be approximately $7 to $10 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. To maintain our current operating cash position, a portion of these expenditures may be financed through debt, operating or capital leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event that we do not obtain the financing or achieve the revenue necessary to support such investments.
     Net cash provided by financing activities was approximately $7.3 million for the six months ended June 30, 2005, primarily representing $5.1 million of proceeds from debt and $1.9 million from the issuance of common stock pursuant to our employee stock purchase and stock option programs and warrant exercises. Net cash provided by financing activities was approximately $0.9 million for the six months ended June 30, 2004, primarily representing proceeds from debt.
     During the six months ended June 30, 2005, our working capital increased to $23.4 million from $22.6 million at December 31, 2004, primarily as a result of the issuance of common stock due to the exercise of certain warrants. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities, entering into new debt agreements or transferring to third parties a portion of our subordinated loan balance due from Supplies Distributors. In conjunction with certain of these alternatives, we may be required to provide certain letters of credit to secure these arrangements. No assurances can be given that we will be successful in obtaining any additional financing or the terms thereof. We currently believe that our cash position, financing available under our credit facilities and funds generated from operations (including our anticipated revenue growth and/or cost reductions to offset lower than anticipated revenue growth) will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our lease obligations, and additional subordinated loans to our subsidiary Supplies Distributors, if necessary, for at least the next twelve months.
     The following is a schedule of our total contractual cash obligations as of June 30, 2005, which is comprised of operating leases, debt (including vendor financing) and capital leases, including interest (in millions):

	Payments Due By Period
Contractual Obligations		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
Debt	$66,681	$60,962	$2,519	$3,200	$—
Capital lease obligations	3,342	1,360	1,861	121	—
Operating leases	24,134	7,403	14,289	2,372	70

Total	$94,157	$69,725	$18,669	$5,693	$70

     In support of certain debt instruments and leases, as of June 30, 2005, we had $0.9 million of cash restricted as collateral for letters of credit. The letters of credit expire at various dates through March 2007, the related debt and lease obligations termination dates. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain Supplies Distributors’ credit facilities. Many of our debt facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other agreements. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. Any requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of June 30, 2005, we were in compliance with all debt covenants and we believe that we will maintain such compliance throughout calendar year 2005. Other than those noted herein, we do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.
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
     Supplies Distributors has a short-term credit facility with IBM Credit LLC (“IBM Credit”) and its European subsidiaries have a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance their distribution of IBM products. We have provided a collateralized guaranty to secure the repayment of these credit facilities. The asset-based credit facilities provide financing for up to $30.5 million and up to 12.5 million Euros (approximately $15.1 million) with IBM Credit and IBM Belgium, respectively. These agreements expire in March 2006.
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
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million Euros (approximately $9.1 million) of eligible accounts receivables through March 29, 2006. Borrowings under this agreement can be either cash advances or straight loans, as defined.
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
     Our subsidiary, Priority Fulfillment Services, Inc. (“PFS”), has entered into a Loan and Security Agreement with Comerica Bank (“Comerica”), which, as amended, provides for up to $7.5 million of eligible accounts receivable financing through March 2007, and up to $2.5 million of eligible equipment purchases through June 2008. As of June 30, 2005, there were $2.5 million of funds available for accounts receivable financing and no available credit under the equipment purchasing financing. We entered this Agreement to supplement our existing cash position, and provide funding for our future operations, including our targeted growth. The Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, and a minimum liquidity ratio, as defined. The agreement also limits our ability to increase the subordinated loan to Supplies Distributors to more than $8.0 million without the lender’s approval. The agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb.
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
     In 2004, to fulfill our obligations under certain new client relationships, we entered into a three-year operating lease arrangement for a new distribution facility in Southaven, MS, near our existing distribution complex in Memphis, TN. We have incurred approximately $6 million in capital expenditures to support the incremental business in this new distribution center. We financed a significant portion of these expenditures via a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) pursuant to which the MBFC issued $5 million MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned us the proceeds of the Bonds for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in our new Southaven, Mississippi distribution facility. The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) in the initial face amount of $5.1 million issued by Comerica pursuant to a Reimbursement Agreement between us and Comerica under which we are obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has an initial maturity date of December 2006 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof.
     We receive municipal tax abatements in certain locations. During 2004 we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements. We plan to dispute the notice. If the dispute is not resolved favorably, we could be assessed additional taxes for calendar years 2004 and 2005. We have not accrued for the additional taxes, which through June 30, 2005 could be $0.4 million to $0.5 million for 2004 and $0.2 million for 2005, as we do not believe that it is probable that an additional assessment will be incurred.
     In April 2005, we entered into a five-year operating lease arrangement for a new distribution facility in Southaven, MS, near our existing facility in Southaven, MS. We are in the process of moving certain operations from one of our existing facilities in Memphis, TN into this facility, which we expect to complete during the quarter ended September 30, 2005. During the September quarter we expect to incur additional relocation related costs of approximately $1.0 million, which includes a previously unanticipated incremental charge estimated to be approximately $0.5 million related to a lease termination.
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
     In the ordinary course of business, one or more of the Company’s clients may dispute Company invoices for services rendered or other charges. As of June 30, 2005, an aggregate of approximately $700,000 of client invoices were in dispute. The Company believes it will resolve these disputes in its favor and has not recorded any reserve for such disputes.
Seasonality
     The seasonality of our business is dependent upon the seasonality of our clients’ business and sales of their products. Accordingly, our management must rely upon the projections of our clients in assessing quarterly variability. We believe that with our current client mix and their current business volumes, our service fee business activity was at it lowest in the quarter ended March 31. However due to product release schedule changes from certain of our clients, we believe this seasonal impact will not be as significant in 2005 as it has been in prior years. We anticipate that our product revenue will be highest during the quarter ended December 31.
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
Interest Rate Risk
     Our interest rate risk is limited to our outstanding balances on our inventory and working capital financing agreements, taxable revenue bonds, loan and security agreements and factoring agreement for the financing of inventory, accounts receivable and certain other receivables and certain equipment, which amounted to $66.4 million at June 30, 2005. A 100 basis point movement in interest rates would result in approximately $0.3 million annualized increase or decrease in interest expense based on the outstanding balance of these agreements at June 30, 2005.
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     On May 9, 2005. a lawsuit was filed in the District Court of Collin County, Texas, by J. Gregg Pritchard, as Trustee of the D.I.C. Creditors Trust, naming the former directors of Daisytek International Corporation and the Company as defendants. Daisytek filed for bankruptcy in May 2003 and the Trust was created pursuant to Daisytek’s Plan of Liquidation. The complaint alleges, among other things, that the spin-off of the Company from Daisytek in December 1999 was a fraudulent conveyance and that Daisytek was damaged thereby in the amount of at least $38 million. The Company believes the claim has no merit and intends to vigorously defend the action.
ITEM 2. Changes in Securities and Use of Proceeds
     None
ITEM 3. Defaults Upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
     On June 10, 2005, the Company held its Annual Meeting of Stockholders. The following matters were acted upon and votes cast or withheld:
1. Election of Directors

Mark Layton	For: 20,267,052	Withheld: 486,760
Timothy Murray	For: 19,540,281	Withheld: 1,213,531
Dr. Neil Jacobs	For: 19,991,492	Withheld: 762,320
2. Approval of Stock Option Plan

For: 3,607,710	Against: 3,217,854	Abstentions and broker non-votes: 73,359
3. Approval of Employee Stock Purchase Plan

For: 4,560,957	Against: 2,287,555	Abstentions and broker non-votes: 50,411
4. Appointment of KPMG LLP as auditors for the fiscal year ending December 31, 2005

For: 20,467,555	Against: 264,519	Abstentions and broker non-votes: 21,738
ITEM 5. Other Information
     None.

ITEM 6. Exhibits and Reports on Form 8-K
     a) Exhibits:

Exhibit
No.	Description of Exhibits
3.1*	Amended and Restated Certificate of Incorporation

3.2*	Amended and Restated Bylaws

10.1**	PFSweb, Inc. 2005 Employee Stock and Incentive Plan

10.2**	PFSweb, Inc. 2005 Employee Stock Purchase Plan

10.3***	Amendment 3 to Loan and Security Agreement

10.4***	Amendment 6 to Agreement for Inventory Financing

10.5***	Amendment 1 to First Amended and Restated Loan and Security Agreement

31.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

**	Incorporated by reference from Current Report on Form 8-K filed on June 14, 2005.

***	Filed herewith.
     b) Reports on Form 8-K:
          Form 8-K furnished on May 16, 2005 reporting Item 12, Results of Operations and Financial Condition, that on May 16, 2005, PFSweb, Inc. issued a press release announcing its financial results for the quarter ended March 31, 2005
          Form 8-K filed on June 14, 2005 reporting item 1.01, Entry Into a Material Definitive Agreement, that on June 10, 2005, the stockholders approved amendments to the 2005 Employee Stock Purchase Plan and the 2005 Employee Stock and Incentive Plan.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 15, 2005

PFSweb, Inc.

By:	/s/ Thomas J. Madden

Thomas J. Madden
Chief Financial Officer,
Chief Accounting Officer,
Executive Vice President

INDEX TO EXHIBITS

Exhibit
No.	Description of Exhibits
3.1*	Amended and Restated Certificate of Incorporation

3.2*	Amended and Restated Bylaws

10.1**	PFSweb, Inc. 2005 Employee Stock and Incentive Plan

10.2**	PFSweb, Inc. 2005 Employee Stock Purchase Plan

10.3***	Amendment 3 to Loan and Security Agreement

10.4***	Amendment 6 to Agreement for Inventory Financing

10.5***	Amendment 1 to First Amended and Restated Loan and Security Agreement

31.1***	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

**	Incorporated by reference from Current Report on Form 8-K filed on June 14, 2005.

***	Filed herewith.
     c) Reports on Form 8-K:
          Form 8-K furnished on May 16, 2005 reporting Item 12, Results of Operations and Financial Condition, that on May 16, 2005, PFSweb, Inc. issued a press release announcing its financial results for the quarter ended March 31, 2005
     Form 8-K filed on June 14, 2005 reporting item 1.01, Entry Into a Material Definitive Agreement, that on June 10, 2005, the stockholders approved amendments to the 2005 Employee Stock Purchase Plan and the 2005 Employee Stock and Incentive Plan.