Form 10-Q
period 2005-09-30
PFSWEB INC
filed 2005-11-14
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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
Registrant’s telephone number, including area code: (972) 881-2900
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At November 11, 2005 there were 22,526,681 shares of registrant’s common stock outstanding, excluding 86,300 shares of common stock in treasury.

PFSWEB, INC. AND SUBSIDIARIES
Form 10-Q
September 30, 2005

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
PFSWEB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,681	$13,592
Restricted cash	1,409	2,746
Accounts receivable, net of allowance for doubtful accounts of $444 and $504 at September 30, 2005 and December 31, 2004, respectively	45,059	41,565
Inventories, net	38,583	44,947
Other receivables	9,745	8,061
Prepaid expenses and other current assets	3,682	3,349

Total current assets	113,159	114,260

PROPERTY AND EQUIPMENT, net	12,995	14,264
RESTRICTED CASH	150	675
OTHER ASSETS	1,198	1,128

Total assets	$127,502	$130,327

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$20,849	$19,098
Trade accounts payable	58,306	61,583
Accrued expenses	10,224	10,971

Total current liabilities	89,379	91,652

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	6,551	7,232
OTHER LIABILITIES	1,976	1,517
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 22,582,338 and 21,665,585 shares issued at September 30, 2005 and December 31, 2004, respectively; and 22,496,038 and 21,579,285 outstanding at September 30, 2005 and December 31, 2004, respectively	23	22
Additional paid-in capital	58,697	56,645
Accumulated deficit	(30,290)	(29,077)
Accumulated other comprehensive income	1,251	2,421
Treasury stock at cost, 86,300 shares	(85)	(85)

Total shareholders’ equity	29,596	29,926

Total liabilities and shareholders’ equity	$127,502	$130,327

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
REVENUES:
Product revenue, net	$62,284	$61,561	$189,352	$195,435
Service fee revenue	14,891	11,599	45,274	29,764
Pass-through revenue	4,317	3,857	13,601	9,323

Total net revenues	81,492	77,017	248,227	234,522

COSTS OF REVENUES:
Cost of product revenue	57,401	58,126	176,651	184,302
Cost of service fee revenue	10,990	7,647	33,860	19,614
Pass-through cost of revenue	4,317	3,857	13,601	9,323

Total costs of revenues	72,708	69,630	224,112	213,239

Gross profit	8,784	7,387	24,115	21,283

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,441	6,451	23,359	20,493

Income from operations	343	936	756	790

INTEREST EXPENSE, NET	532	373	1,325	1,125

Income (loss) before income taxes	(189)	563	(569)	(335)
INCOME TAX EXPENSE	264	143	644	533

NET INCOME (LOSS)	$(453)	$420	$(1,213)	$(868)

NET INCOME (LOSS) PER SHARE:
Basic	$(0.02)	$0.02	$(0.05)	$(0.04)

Diluted	$(0.02)	$0.02	$(0.05)	$(0.04)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	22,488	21,386	22,349	21,270

Diluted	22,488	23,071	22,349	21,270

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,213)	$(868)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,607	3,509
Provision for doubtful accounts	(57)	235
Provision for excess and obsolete inventory	—	1,036
Deferred income taxes	76	(109)
Non-cash compensation expense	16	14
Changes in operating assets and liabilities:
Accounts receivables	(4,669)	(5,805)
Inventories, net	4,701	382
Prepaid expenses, other receivables and other assets	(2,305)	(2,480)
Accounts payable, accrued expenses and other liabilities	(1,214)	5,030

Net cash provided by (used in) operating activities	(58)	944

	—	—
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,409)	(3,442)
Decrease in restricted cash	1,348	258

Net cash used in investing activities	(2,061)	(3,184)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(890)	(793)
Decrease in restricted cash	514	727
Proceeds from issuance of common stock	2,036	303
Proceeds from debt	1,564	2,291

Net cash provided by financing activities	3,224	2,528

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(16)	(90)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,089	198

CASH AND CASH EQUIVALENTS, beginning of period	13,592	14,743

CASH AND CASH EQUIVALENTS, end of period	$14,681	$14,941

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under capital leases	$891	$1,490

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
Basis of Presentation
     The unaudited interim condensed consolidated financial statements as of September 30, 2005, and for the three and nine months ended September 30, 2005 and 2004, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of September 30, 2005, its results of operations for the three and nine months ended September 30, 2005 and 2004 and its results of cash flows for the nine months ended September 30, 2005 and 2004. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.
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
     Product sales to three customers accounted individually each for greater than 10%, and in the aggregate accounted for approximately 36%, of the Company’s total product revenues for the nine months ended September 30, 2005. Service fee revenue from three clients individually accounted for approximately 29%, 15% and 13% of service fee revenue, excluding pass-through revenue, for the nine months ended September 30, 2005. On a consolidated basis, there was one customer/client that individually accounted for 11% of the Company’s total revenues, excluding pass-through revenue, for the nine months ended September 30, 2005. As of September 30, 2005, two customers individually accounted for 14% and 11% of accounts receivable.
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
Inventories
     Inventories (all of which are finished goods) are stated at the lower of weighted average cost or market. Supplies Distributors assumes responsibility for slow-moving inventory under certain master distributor agreements, subject to certain termination rights, but has the right to return product rendered obsolete by engineering changes, as defined. The Company reviews inventory for impairment on a periodic basis, but at a minimum, annually. Recoverability of the inventory on hand is measured by comparison of the carrying value of the inventory to the fair value of the inventory. The allowance for slow moving inventory was $1.7 million and $2.5 million at September 30, 2005 and December 31, 2004, respectively.
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
Property and Equipment
     The Company’s property held under capital leases amounted to approximately $2.8 million and $3.0 million, net of accumulated amortization of approximately $6.4 million and $5.4 million, at September 30, 2005 and December 31, 2004, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005		2004
	(In thousands, except per share amounts)
Net income (loss) as reported	$(453)	$420		$(1,213)		$(868)
Add: Stock-based non-employee compensation expense included in reported net income (loss)	2	—		16		14
Deduct: Total stock-based employee and non-employee compensation expense determined under fair value based method	(223)	(165)		(798)		(542)

Pro forma net income (loss), applicable to common stock for basic and diluted computations	$(674)	$255	$	—(1,995)	$	—(1,396)

Income (loss) per common share – as reported
Basic	$(0.02)	$0.02		$(0.05)		$(0.04)

Diluted	$(0.02)	$0.02		$(0.05)		$(0.04)

Income (loss) per common share – pro forma
Basic	$(0.03)	$0.01		$(0.09)		$(0.07)

Diluted	$(0.03)	$0.01		$(0.09)		$(0.07)

     During the nine months ended September 30, 2005, the Company issued an aggregate of 767,000 options to purchase shares of common stock to officers, directors, employees and consultants of the Company.
Impact of Recently Issued Accounting Standards
     In December 2004, the FASB issued SFAS No. 123, Share-Based Payment (“SFAS 123R”) which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, Share-Based Payment, which provides interpretive guidance related to SFAS 123R. SFAS 123R requires all share-based payment transactions to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company will adopt SFAS 123R in the quarter ending March 31, 2006 and is currently evaluating SFAS 123R to determine the impact on its consolidated financial statements. However, the adoption is expected to have a negative effect on consolidated net income.
3. COMPREHENSIVE INCOME (LOSS) (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$(453)	$420	$(1,213)	$(868)
Other comprehensive income (loss):
Foreign currency translation adjustment	(85)	164	(1,170)	(208)

Comprehensive income (loss)	$(538)	$584	$(2,383)	$(1,076)

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
4. NET INCOME (LOSS) PER COMMON SHARE
     Basic and diluted net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the reporting period. For the nine months ended September 30, 2005 and 2004, and the three months ended September 30, 2005 and 2004, outstanding options of 5.5 million, 5.0 million, 5.5 million and 1.4 million, respectively, to purchase common shares were anti-dilutive and have been excluded from the weighted diluted average share computation. For the three months ended September 30, 2004, the effect of dilutive stock options increased the number of weighted average shares outstanding by 1.7 million for computing diluted net income per share.
5. VENDOR FINANCING:
Outstanding obligations under vendor financing arrangements consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Inventory and working capital financing agreements:
United States	$25,213	$26,962
Europe	9,496	13,110

Total	$34,709	$40,072

Inventory and Working Capital Financing Agreement, United States
     Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of IBM products in the United States, providing financing for eligible IBM inventory and for certain other receivables, up to $30.5 million. As of September 30, 2005, Supplies Distributors had $2.8 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $7.0 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 1%. The facility also includes a monthly service fee. The Company has classified the outstanding amounts under this credit facility as accounts payable in the consolidated balance sheets.
Inventory and Working Capital Financing Agreement, Europe
     Supplies Distributors’ European subsidiaries have a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance their distribution of IBM products in Europe. The asset based credit facility with IBM Belgium provides up to 12.5 million Euros (approximately $15.1 million) in financing for purchasing IBM inventory and for certain other receivables. As of September 30, 2005, Supplies Distributors’ European subsidiaries had 3.3 million euros ($4.0 million) of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors and its European subsidiaries to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors’ European subsidiaries, as well as collateralized guaranties of Supplies Distributors and PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $7.0 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at Euribor plus 2.5%. Supplies

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Distributors’ European subsidiaries pay a monthly service fee on the commitment. The Company has classified the outstanding amounts under this credit facility that are collateralized by inventory as accounts payable in the consolidated balance sheets.
6. DEBT AND CAPITAL LEASE OBLIGATIONS;
     Outstanding obligations under debt and capital lease obligations consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Loan and security agreements, United States Supplies Distributors	$12,339	$8,328
PFSweb	4,468	4,853
Factoring agreement, Europe	2,350	3,848
Taxable revenue bonds	5,000	5,000
Master lease agreements	2,914	3,141
Inventory and working capital financing agreement — Europe	—	682
Other	329	478

Total	27,400	26,330
Less current portion of long-term debt	20,849	19,098

Long-term debt, less current portion	$6,551	$7,232

Loan and Security Agreement — Supplies Distributors
     Supplies Distributors has a loan and security agreement with Congress Financial Corporation (Southwest) (“Congress”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of September 30, 2005, Supplies Distributors had $6.2 million of available credit under this agreement. The Congress facility expires on the earlier of March 29, 2007 or the date on which the parties to the IBM master distributor agreement no longer operate under the terms of such agreement and/or IBM no longer supplies products pursuant to such agreement. Borrowings under the Congress facility accrue interest at prime rate plus 0.00% to 0.25% or Eurodollar rate plus 2.25% to 2.75%, dependent on excess availability, as defined. This agreement contains cross default provisions, various restrictions upon the ability of and Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $6.5 million and restricted cash of less than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks and Congress pursuant to which a security interest was granted to Congress for all customer remittances received in specified bank accounts. At September 30, 2005 and December 31, 2004, these bank accounts held $0.7 million and $1.2 million, respectively, which was restricted for payment to Congress.
Loan and Security Agreement – PFSweb
     Priority Fulfillment Services, Inc. (“PFS”), a wholly-owned subsidiary of PFSweb, has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”), . The Comerica Agreement, as amended, provides for up to $7.5 million of eligible accounts receivable financing (“Working Capital Advances”) through March 2, 2007 and $2.5 million of equipment financing (“Equipment Advances”) through June 15, 2008. Outstanding Working Capital Advances, $2.9 million as of September 30, 2005, accrue interest at prime rate plus 1%. Outstanding Equipment Advances, $1.6 million as of September 30, 2005, accrue interest at prime rate plus 1.5%. As of September 30, 2005, PFS had $4.2 million available credit under the Working Capital Advance portion and no available credit under the Equipment Advance portion of this facility. In October 2005, the Company repaid the $2.9 million of Working Capital Advances outstanding as of September 30, 2005. The Comerica Agreement contains cross default provisions, various restrictions upon PFS’ ability to, among other things, merge, consolidate, sell

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
assets, incur indebtedness, make loans and payments to related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the Subordinated Note to a maximum of $8 million. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb. The Comerica Agreement requires PFS to maintain a minimum cash balance of $1.3 million at Comerica.
Factoring Agreement
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million euros (approximately $9.0 million) of eligible accounts receivables through March 2006. As of September 30, 2005, Supplies Distributors’ European subsidiary had approximately 1.9 million euros ($2.3 million) of available credit under this agreement. Borrowings under this agreement can be either cash advances or straight loans, as defined. Cash advances accrue interest at 3.8% and straight loans accrue interest at Euribor plus 1.3%. This agreement contains various restrictions upon the ability of Supplies Distributors’ European subsidiary to, among other things, merge, consolidate and incur indebtedness, as well as financial covenants, such as minimum net worth. This agreement is secured by a guarantee of Supplies Distributors, up to a maximum of 200,000 euros.
Taxable Revenue Bonds
     PFSweb has a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of $5 million MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned the proceeds of the Bonds to PFSweb for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in one of the Company’s Southaven, Mississippi distribution facilities. The Bonds bear interest at a variable rate, as determined by Comerica Securities, as Remarketing Agent. PFSweb, at its option, may convert the Bonds to a fixed rate, to be determined by the Remarketing Agent at the time of conversion.
     The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) in the initial face amount of $5.1 million issued by Comerica pursuant to a Reimbursement Agreement between PFSweb and Comerica under which PFSweb is obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has an initial maturity date of December 2006 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof. PFSweb has established a sinking fund account with Comerica, which at September 30, 2005 includes $0.2 million restricted for payment on the Bonds.
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
Master Lease Agreements
     The Company has a Term Lease Master Agreement with IBM Credit Corporation (“Master Lease Agreement”) that provides for leasing or financing transactions of equipment and other assets, which generally have terms of 3 to 5 years. The outstanding leasing transactions ($0.8 million and $1.2 million as

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
of September 30, 2005 and December 31, 2004, respectively) are secured by the related equipment and letters of credit. The outstanding financing transactions ($0.3 million and $0.5 million as of September 30, 2005 and December 31, 2004, respectively) are secured by a letter of credit.
     The Company has a master agreement with a leasing company that provided for leasing transactions of certain equipment. The amounts outstanding under this agreement as of September 30, 2005 and December 31, 2004 were $1.0 million and $1.2 million, respectively, and are secured by the related equipment.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues (in thousands):
PFS	$21,476	$17,308	$65,674	$44,970
Supplies Distributors	62,284	61,561	189,352	195,435
Eliminations	(2,268)	(1,852)	(6,799)	(5,883)

	$81,492	$77,017	$248,227	$234,522

Income from operations (in thousands):
PFS	$(1,990)	$(337)	$(4,346)	$(3,394)
Supplies Distributors	2,333	1,273	5,102	4,177
Eliminations	—	—	—	7

	$343	$936	$756	$790

Depreciation and amortization (in thousands):
PFS	$1,595	$1,173	$4,607	$3,502
Supplies Distributors	—	—	—	14
Eliminations	—	—	—	(7)

	$1,595	$1,173	$4,607	$3,509

Capital expenditures (in thousands):
PFS	$848	$1,645	$3,409	$3,442
Supplies Distributors	—	—	—	—
Eliminations	—	—	—	—

	$848	$1,645	$3,409	$3,442

	September 30,	December 31,
	2005	2004
Assets (in thousands):
PFS	$58,709	$56,610
Supplies Distributors	84,206	88,548
Eliminations	(15,413)	(14,831)

	$127,502	$130,327

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
8. COMMITMENTS AND CONTINGENCIES
     The Company receives municipal tax abatements in certain locations. During 2004 the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements. The Company plans to dispute the notice. If the dispute is not resolved favorably, the Company could be assessed additional taxes for calendar years 2004 and 2005. The Company has not accrued for the additional taxes, which through September 30, 2005 could be $0.4 million to $0.5 million for 2004 and $0.4 million for 2005, as it does not believe that it is probable that an additional assessment will be incurred.
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
     In the ordinary course of business, one or more of the Company’s clients may dispute Company invoices for services rendered or other charges. As of September 30, 2005, an aggregate of approximately $0.9 million of client invoices were in dispute. The Company believes it will resolve these disputes in its favor and has not recorded any reserve for such disputes.
9. SUBSEQUENT EVENT
     On November 10, 2005 the Company and eCOST.com, Inc., a multi-category online discount retailer of new, “close-out” and refurbished brand-name merchandise for consumers and small business buyers, announced that they had entered into a non-binding Letter of Intent (LOI) for the merger of the Company and eCOST.com. Under the terms of the proposed merger, the Company will issue to eCOST.com shareholders one Company common share for each outstanding share of eCOST.com in a tax-free, share-for-share transaction. As a result, eCOST.com will become a wholly owned subsidiary of PFSweb. The proposed merger is subject to both companies’ due diligence, the negotiation and execution of a definitive merger agreement, the approval of both companies’ respective Boards of Directors and shareholders and other customary conditions. No assurance can be given as to the final terms of, or the consummation of, the proposed merger or any transaction.

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
     We provide these services, and earn our revenue, through two separate business segments, which have operationally similar business models. The first business segment is a service fee revenue model. In this segment, we do not own the underlying inventory or the resulting accounts receivable, but provide management services for these client-owned assets. We typically charge our service fee revenue on a cost-plus basis, a percent of shipped revenue basis or a per-transaction basis, such as a per-minute basis for web-enabled customer contact center services and a per-item basis for fulfillment services. Additional fees are billed for other services and special projects. We price our services based on a variety of factors, including the depth and complexity of the services provided, the amount of capital expenditures or systems customization required, the length of contract and other factors.
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
     Growth is a key element to achieving our future goals, including maintaining sustainable profitability. Growth in our service fee business is driven by two main elements: new client relationships and organic growth from existing clients. During 2004, we were successful in winning new service fee contracts with new and existing clients. We currently believe these new contracts, once fully operational, will generate annual service fee revenue of more than $20 million. We expect to invoice 85% — 90% of the estimated annual run-rate revenue of these new contracts during 2005. Our results for the three months and nine months ended September 30, 2005 include approximately $5.5 million and $14.3 million, respectively, of new service fee revenue.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Product revenue, net	76.4%	79.9%	76.3%	83.3%
Service fee revenue	18.3	15.1	18.2	12.7
Pass-through revenue	5.3	5.0	5.5	4.0

Total revenues	100.0	100.0	100.0	100.0

Cost of product revenue (as % of product revenue)	92.2	94.4	93.3	94.3
Cost of service fee revenue (as % of service fee revenue)	73.8	65.9	74.8	65.9

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Cost of pass-through revenue (as % of pass-through revenue)	100.0	100.0	100.0	100.0

Total costs of revenues	89.2	90.4	90.3	90.9

Gross profit	10.8	9.6	9.7	9.1
Selling, general and administrative expenses	10.4	8.4	9.4	8.7

Income (loss) from operations	0.4	1.2	0.3	0.4
Interest expense, net	0.6	0.5	0.5	0.5

Income (loss) before income taxes	(0.2)	0.7	(0.2)	(0.1)
Income tax expense	0.3	0.2	0.3	0.2

Net income (loss)	(0.5)%	0.5%	(0.5)%	(0.3)%

Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004
     Product Revenue. Product revenue was $62.3 million for the three months ended September 30, 2005, as compared to $61.6 million for the three months ended September 30, 2004, an increase of $0.7 million, or 1.2%. This increase was primarily due to the impact of certain product price increases in 2005 offset by a decrease in sales volume. Product revenue was $189.4 million for the nine months ended September 30, 2005, as compared to $195.4 million for the nine months ended September 30, 2004, a decrease of $6.0 million, or 3.1%. The nine-month decrease in product revenue resulted primarily from the decreased sales volume of certain product partially offset by the impact of certain product price increases and the effect of exchange rates in our European and Canadian operations.
     Service Fee Revenue. Service fee revenue was $14.9 million for the three months ended September 30, 2005 as compared to $11.6 million for the three months ended September 30, 2004, an increase of $3.3 million or 28.4%. For the nine month period ended September 30, 2005 and 2004, service fee revenue was $45.3 million and $29.8 million respectively, an increase of $15.5 million or 52.1%. The change in service fee revenue is shown below ($ millions):

	Three	Nine
	Months	Months
Period ended September 30, 2004	$11.6	$29.8
New service contract relationships, including certain incremental projects under new contracts	5.5	14.3
Increase (decrease) in existing client service fees including impact of certain incremental projects with existing clients	(2.1)	2.6
Terminated clients not included in 2005 revenue	(0.1)	(1.4)

Period ended September 30, 2005	$14.9	$45.3

     The decrease in existing client service fees during the three months ended September 30, 2005 primarily resulted from one of our large clients modifying its product release schedule as well as lower project revenue in 2005.
     Cost of Product Revenue. Cost of product revenue was $57.4 million for the three months ended September 30, 2005, as compared to $58.1 million for the three months ended September 30, 2004, a decrease of $0.7 million or 1.2%. Cost of product revenue as a percent of product revenue was 92.2% and 94.4% during the three months ended September 30, 2005 and 2004, respectively. The resulting gross profit margin was 7.8% and 5.6% for the three months ended September 30, 2005 and 2004, respectively. For the nine month period ended September 30, 2005 and 2004, cost of product revenue was $176.7 million and $184.3 million, respectively, a decrease of $7.6 million or 4.1%. Cost of product revenue as a percent of product revenue was 93.3% and 94.3% during the nine months ended September 30, 2005 and 2004, respectively. The resulting gross profit margin was 6.7% and 5.7% for the three and nine months ended September 30, 2005 and 2004, respectively. Cost of product revenue for the three and nine months ended September 30, 2005 was reduced by certain incremental inventory cost reductions and also the result of decreased sales volumes of certain products. In addition, for the three and nine months ended September 30, 2004, gross margin included higher provisions for excess and obsolete inventory of $0.3 million and $1.0 million, respectively, as compared to the comparable periods in 2005.
     Cost of Service Fee Revenue. Cost of service fee revenue was $11.0 million for the three months ended September 30, 2005, as compared to $7.6 million during the three months ended September 30, 2004, an increase of $3.4 million or 43.7%. The resulting service fee gross profit was $3.9 million, or 26.2% of service fee revenue, during the three months ended September 30, 2005 as compared to $4.0 million, or 34.1% of service fee revenue for the three months ended September 30, 2004. Cost of service fee revenue was $33.9 million for the nine months ended September 30, 2005, as compared to $19.6 million during the nine months ended September 30, 2004, an increase of $14.3 million or 72.6%. The resulting service fee gross profit was $11.4 million, or 25.2% of service fee revenue, during the nine months ended September 30, 2005 as compared to $10.2 million, or 34.1% of service fee revenue for the nine months ended September 30, 2004. Our gross profit as a percent of service fees decreased in the current periods primarily due to lower gross margins on certain new contracts partially due to higher costs incurred during the implementation and initial operating periods of these new contracts. The three and nine months ended September 30, 2004 also reflects the higher gross margin benefit related to certain project revenue that has not occurred at a similar level in the corresponding period of 2005. As we add new service fee revenue in the future, we currently intend to target the underlying contracts to earn an average gross profit percentage of 25-35%, but we have and may continue to accept lower gross margin percentages on certain contracts depending on contract scope and other factors.
     Selling, General and Administrative Expenses. SG&A expenses were $8.4 million for the three months ended September 30, 2005, or 10.4% of total revenues, as compared to $6.5 million, or 8.4% of total revenues, for the three months ended September 30, 2004. SG&A expenses were $23.4 million for the nine months ended September 30, 2005, or 9.4% of total revenues, as compared to $20.5 million, or 8.7% of total revenues, for the nine months ended September 30, 2004. The increase in SG&A expenses is primarily due to approximately $1.2 and $1.4 million for the three and nine months ended September 30, 2005, respectively, of incremental costs incurred to relocate certain of our operations from Memphis, TN to a new facility in Southaven, MS, the increase in legal fees related to the Daisytek lawsuit filed in May 2005 (see part II. Other Information, Item 1. Legal Proceedings), incremental sales and marketing expenses and certain personnel related costs.
     Income Taxes. We recorded an income tax provision of $0.3 million and $0.1 million for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, we recorded a tax provision of $0.6 million and $0.5 million, respectively. The tax provision is primarily associated with our subsidiary Supplies Distributors’ Canadian and European operations. We did not record an income tax benefit associated with our consolidated net loss in our U.S. operations. A valuation allowance has been provided for our net deferred tax assets as of September 30, 2005, which are primarily related to our net operating loss carryforwards. We did not record an income tax benefit for our PFSweb Canadian pre-tax losses in the current or prior periods. We anticipate that we will continue to record an income tax provision associated with Supplies Distributors’ Canadian and European results of operations.
Liquidity and Capital Resources
     Net cash used in operating activities was $0.1 million for the nine months ended September 30, 2005 resulting from an increase in accounts receivable of $4.7 million, an increase in prepaid expenses, other receivables and other costs of $2.3 million, and a $1.2 million decrease in accounts payable, accrued expenses and other liabilities offset by net income, as adjusted for non-cash items, of $3.4 million and a $4.7 million decrease in inventories. The increase in accounts receivable was primarily due to increased service fee billings for certain client relationships, the timing of payments received by certain clients and timing of certain product sales in September 2005. Net cash provided by operating activities was $0.9 million for the nine months ended September 30, 2004, and primarily resulted from net income, as adjusted for non-cash items of $3.8 million and an increase in accounts payable, accrued expenses and other liabilities of $5.0 million partially offset by increases in accounts receivable of $5.8 million and prepaid expenses, other receivables and other assets of $2.5 million.
     Net cash used in investing activities for the nine months ended September 30, 2005 totaled $2.1 million, representing capital expenditures partially offset by a decrease in restricted cash. Net cash used in investing activities for the nine months ended September 30, 2004 totaled $3.2 million, primarily representing capital expenditures. Capital expenditures have historically consisted primarily of additions to upgrade our management information systems, and general expansion of our facilities, both domestic and foreign. We expect to incur capital expenditures to support new contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate that our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months will be approximately $7 to $10 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. To maintain our current operating cash position, a portion of these expenditures may be financed through debt, operating or capital leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event that we do not obtain the financing or achieve the revenue necessary to support such investments.
     Net cash provided by financing activities was approximately $3.2 million for the nine months ended September 30, 2005, primarily representing $2.0 million from the issuance of common stock pursuant to our employee stock purchase and stock option programs and warrant exercises and $1.6 million of proceeds from debt. Net cash provided by financing activities was approximately $2.5 million for the nine months ended September 30, 2004, primarily representing $2.3 million of proceeds from debt.
     During the nine months ended September 30, 2005, our working capital increased to $23.8 million from $22.6 million at December 31, 2004, primarily as a result of the issuance of common stock due to the exercise of certain warrants. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities, entering into new debt agreements or transferring to third parties a portion of our subordinated loan balance due from Supplies Distributors. In conjunction with certain of these alternatives, we may be required to provide certain letters of credit to secure these arrangements. No assurances can be given that we will be successful in obtaining any additional financing or the terms thereof. We currently believe that our cash position, financing available under our credit facilities and funds generated from operations (including our anticipated revenue growth and/or cost reductions to offset lower than anticipated revenue growth) will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our lease obligations, and additional subordinated loans to our subsidiary Supplies Distributors, if necessary, for at least the next twelve months.
     The following is a schedule of our total contractual cash obligations as of September 30, 2005, which is comprised of operating leases, debt (including vendor financing) and capital leases, including interest (in millions):

	Payments Due By Period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Debt	$59,360	$54,363	$1,797	$3,200	$—
Capital lease obligations	2,975	1,312	1,443	220	—
Operating leases	22,325	7,442	10,689	3,394	800

Total	$84,660	$63,117	$13,929	$6,814	$800

     In support of certain debt instruments and leases, as of September 30, 2005, we had $0.9 million of cash restricted as collateral for letters of credit. The letters of credit expire at various dates through March 2007, the related debt and lease obligations termination dates. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain Supplies Distributors’ credit facilities. Many of our debt facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other agreements. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. Any requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of September 30, 2005, we were in compliance with all debt covenants and we believe that we will maintain such compliance throughout calendar year 2005. Other than those noted herein, we do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.

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
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million Euros (approximately $9.0 million) of eligible accounts receivables through March 29, 2006. Borrowings under this agreement can be either cash advances or straight loans, as defined.
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
     Our subsidiary, Priority Fulfillment Services, Inc. (“PFS”), has entered into a Loan and Security Agreement with Comerica Bank (“Comerica”), which, as amended, provides for up to $7.5 million of eligible accounts receivable financing through March 2007, and up to $2.5 million of eligible equipment purchases through June 2008. As of September 30, 2005, there were $4.2 million of funds available for accounts receivable financing and no available credit under the equipment purchasing financing. We entered this Agreement to supplement our existing cash position, and provide funding for our future operations, including our targeted growth. The Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, and a minimum liquidity ratio, as defined. The agreement also limits our ability to increase the subordinated loan to Supplies Distributors to more than $8.0 million without the lender’s approval. The agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb.
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
     In 2004, to fulfill our obligations under certain new client relationships, we entered into a three-year operating lease arrangement for a new distribution facility in Southaven, MS, near our existing distribution complex in Memphis, TN. We have incurred approximately $5 million in capital expenditures to support the incremental business in this new distribution center. We financed a significant portion of these expenditures via a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) pursuant to which the MBFC issued $5 million MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned us the proceeds of the Bonds for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in our new Southaven, Mississippi distribution facility. The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) in the initial face amount of $5.1 million issued by Comerica pursuant to a Reimbursement Agreement between us and Comerica under which we are obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has an initial maturity date of December 2006 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof.
     We receive municipal tax abatements in certain locations. During 2004 we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements. We plan to dispute the notice. If the dispute is not resolved favorably, we could be assessed additional taxes for calendar years 2004 and 2005. We have not accrued for the additional taxes, which through September 30, 2005 could be $0.4 million to $0.5 million for 2004 and $0.4 million for 2005, as we do not believe that it is probable that an additional assessment will be incurred.
     In April 2005, we entered into a five-year operating lease arrangement for a new distribution facility in Southaven, MS, near our existing facility in Southaven, MS. We completed the move to the new facility in September 2005, and in doing so incurred incremental costs of approximately $1.54 million, which includes approximately $0.4 million related to a lease termination.
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
     In the ordinary course of business, one or more of the Company’s clients may dispute Company invoices for services rendered or other charges. As of September 30, 2005, an aggregate of approximately $0.9 million of client invoices were in dispute. The Company believes it will resolve these disputes in its favor and has not recorded any reserve for such disputes.
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
Interest Rate Risk
     Our interest rate risk is limited to our outstanding balances on our inventory and working capital financing agreements, taxable revenue bonds, loan and security agreements and factoring agreement for the financing of inventory, accounts receivable and certain other receivables and certain equipment, which amounted to $59.1 million at September 30, 2005. A 100 basis point movement in interest rates would result in approximately $0.3 million annualized increase or decrease in interest expense based on the outstanding balance of these agreements at September 30, 2005.
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
     None
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
     b) Reports on Form 8-K:
          Form 8-K filed on July 6, 2005 reporting item 1.01, Entry Into a Material Definitive Agreement, between Supplies Distributors, Inc. and IBM Credit LLC to increase the line of credit from $27,500,000 to $30,500,000.
          Form 8-K furnished on August 15, 2005 reporting Item 12, Results of Operations and Financial Condition, that on August 15, 2005, PFSweb, Inc. issued a press release announcing its financial results for the quarter ended June 30, 2005

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2005

PFSweb, Inc.

	By:	/s/ Thomas J. Madden

Thomas J. Madden
Chief Financial Officer,
Chief Accounting Officer,
Executive Vice President

INDEX TO EXHIBIT

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
     c) Reports on Form 8-K:
          Form 8-K filed on July 6, 2005 reporting item 1.01, Entry Into a Material Definitive Agreement, between Supplies Distributors, Inc. and IBM Credit LLC to increase the line of credit from $27,500,000 to $30,500,000.
          Form 8-K furnished on August 15, 2005 reporting Item 12, Results of Operations and Financial Condition, that on August 15, 2005, PFSweb, Inc. issued a press release announcing its financial results for the quarter ended June 30, 2005