Form 10-K
period 2005-12-31
PFSWEB INC
filed 2006-03-31
CIK 1095315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to                                         .
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
Common Stock, par value $.001 per share
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☑ No
     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes ☑ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 (based on the closing price as reported by the National Association of Securities Dealers Automated Quotation System) was $38,419,950.
     As of March 21, 2006, there were 41,399,837 shares of the registrant’s Common Stock, $.001 par value, outstanding, excluding 86,300 shares of common stock in treasury.

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
     Unless otherwise indicated, all references to “PFSweb,” “the Company,” “we,” “us” and “our” refer to PFSweb, Inc., a Delaware corporation, and its subsidiaries other than eCOST.com, Inc.

PART I
Item 1. Business
General
     PFSweb is a leading provider of outsourcing and supply chain solutions. PFSweb’s service breadth includes logistics and fulfillment, freight and transportation management, real-time order management, kitting and assembly, customer care, facility operations and management, turn-key web-commerce infrastructure, payment processing and financial services and more. Collectively, we define our offering as Business Process Outsourcing because we extend our clients infrastructure and technology capabilities, addressing an entire business transaction cycle from demand generation to product delivery. Our solutions support both business-to-business (“B2B”) and business-to-consumer (“B2C”) sales channels.
     PFSweb serves as the “brand behind the brand” for companies seeking to increase their operation’s efficiencies. As a business process outsourcer, we offer scalable and cost-effective solutions for manufacturers, distributors, online retailers and direct marketing organizations across a wide range of industry segments, from consumer goods to aviation. We provide our clients with seamless and transparent solutions to support their business strategies, allowing them to focus on their core competencies. Leveraging PFSweb’s technology, expertise and proven methodologies, we enable client organizations to develop and deploy new products, and implement new business strategies or address new distribution channels rapidly and efficiently through our optimized solutions. Our clients engage us both as a consulting partner to assist them in the design of a business solution as well as a virtual and physical infrastructure partner providing the mission critical operations required to build and manage that business solution. Together, we not only help our clients define new ways of doing business, but also provide them the technology, physical infrastructure and professional resources necessary to quickly implement this new business model. We allow our clients to quickly and dramatically change how they ‘go-to-market.’
     Each client has a unique business model and unique strategic objectives that require highly customized solutions. PFSweb supports clients in a wide array of industries including technology products, consumer goods, aviation, collectibles, luxury goods, food and beverage, apparel and home furnishings. These clients turn to PFSweb for help in addressing a variety of business issues that include customer satisfaction and retention, time-definite logistics, vendor managed inventory and integration, supply chain compression, cost model realignments, transportation management and international expansion, among others. We also act as a constructive agent of change, providing clients the ability to alter their current distribution model, establish direct relationships with end-customers, and reduce the overall time and costs associated with existing distribution channel strategies. Our clients are seeking solutions that will provide them with dynamic supply chain and multi-channel marketing efficiencies, while ultimately delivering a world-class customer service experience.
     Our technology and business infrastructure offering is flexible, reliable and fully scalable. This flexibility allows us to design custom, variable cost solutions to fit the business requirements of our clients’ strategies. We earn revenue from two distinct business segments, yet operationally similar business models:
•	First, we earn service fee revenues from charges to process individual business transactions on our clients behalf through our technology and infrastructure capabilities. These business transactions may include the answering of a phone call or an e-mail, the design and hosting of a client web-site, the receipt and storage of a client’s inventory, the kitting and assembly of products to meet a client’s customer’s specifications, the shipping of products to our client’s customer base, the management of a complex set of electronic data transactions designed to keep our client’s suppliers and customers accounting records in balance, or the processing of a returned package. In the service fee revenue business segment, we do not own the inventory or the resulting accounts receivable, but provide management services for these client-owned assets.

•	Secondly, we earn product revenue through our master distributor relationship with certain clients. In the product revenue business segment, we purchase inventory and upon sale of the product, own the accounts receivable. We have recently expanded our product revenue business segment in 2006 through our February 2006 merger with eCOST.com, Inc. (“eCOST”), a multi-category online discount retailer of new, “close-out” and refurbished brand-name merchandise and other products.

     Our capabilities are expansive. To offer the most necessary and resourceful solutions to our clients, we are continually developing capabilities to meet the pressing business issues in the marketplace. Our business objective is to focus on “Leading the Evolution of Outsourcing.” As our tagline suggests, we will continue to evolve our service offering to meet the needs of the marketplace and the demands of unique client requirements. We are most successful when we develop a new capability to enable a client to pursue a new initiative and we are then able to leverage that revolutionary development across other client or prospect solutions, as it becomes “best practice” in the marketplace. Our team of experts design and build diverse solutions for Fortune 1000, Global 2000 and major brand name clients around a flexible core of technology and physical infrastructure that includes:
•	Technology collaboration provided by our suite of technology services, called the Entente Suite(SM), that are e-commerce and collaboration services that enable buyers and suppliers to fully automate their business transactions within their supply chain. Entente supports industry standard collaboration techniques including XML based protocols such as Biztalk and RosettaNet, real-time application interfaces, text file exchanges via secured FTP, and traditional electronic data interchange (“EDI”);

•	Managed hosting and Internet application development services, including web site design, creation, integration and ongoing maintenance, support and enhancement of web sites;

•	Order management, including order processing from any source of entry, back order processing and future order processing, tracking and tracing, credit management, electronic payment processing, calculation and collection of sales tax and VAT, comprehensive freight calculation and email notification, all with multiple currency and language options;

•	Customer Relationship Management (“CRM”), including interactive voice response (“IVR”) technology and web-enabled customer contact services through world-class call centers utilizing voice, e-mail, voice over internet protocol (“VOIP”) and internet chat communications that are fully integrated with real-time systems and historical data archives to provide complete customer lifecycle management;

•	International fulfillment and distribution services, including warehouse management, inventory management, vendor managed inventory, inventory postponement, product warehousing, order picking and packing, freight and transportation management and reverse logistics;

•	Facility Operations and Management (“FOM”) that includes process reengineering, facility design and engineering and employee administration;

•	Kitting and assembly services, including light assembly, procurement services, Supplier Relationship Management, specialized kitting, and supplier consigned inventory hub in our distribution facilities or co-located in other facilities;

•	Information management, including real-time data interfaces, data exchange services and data mining;

•	Financial services, including secure on-line credit card processing related services, fraud protection, invoicing, credit management and collection, and working capital solutions; and

•	Professional consulting services, including a consultative team of experts that customize solutions to each client and continuously seek out ways to increase efficiencies and produce benefits for the client.
     We are headquartered in Plano, Texas where our executive and administrative offices are located as well as our primary technology laboratories and hosting facilities. We operate state-of-the-art call centers from our U.S. facilities located in Plano, Texas, and Memphis, Tennessee, and from our international facility located in Liege, Belgium. We have approximately 2.0 million square feet of warehouse space in our leased and managed facilities in Memphis, TN, Southaven, MS, Grapevine, TX, Toronto, Canada and Liege, Belgium allowing us to provide global distribution solutions. The majority of these distribution facilities are highly automated and contain state of the art material handling and communications equipment. We provide solutions to clients that are often regarded as market leaders in a variety of different industries.

Industry Overview
     Business activities in the public and private sectors continue to operate in an environment of rapid technological advancement, increasing competition and continuous pressure to improve operating and supply chain efficiency while decreasing costs. We currently see the following trends within the industry:
•	Manufacturers strive to restructure their supply chains to maximize efficiency and reduce costs in both B2B and B2C markets and to create a variable-cost supply chain able to support the multiple, unique needs of each of their initiatives, including traditional and electronic commerce.

•	Companies in a variety of industries seek outsourcing as a method to address one or more business functions that are not within their core business competencies, to reduce operating costs or to improve the speed or cost of implementation.
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
     A key business challenge facing many manufacturers and retailers as they evaluate their supply chain efficiency is in determining how the trend toward increased direct-to-customer business activity will impact their traditional B2B and B2C commerce business models. Order management and small package fulfillment and distribution capabilities are becoming increasingly important processes as this trend evolves. We believe manufacturers will look to outsource their non-core competency functions to support this modified business model. Forrester Research reports US online retail sales, which they define as B2C sales of goods including auctions and travel, will grow from $172 billion in 2005 to $329 billion in 2010. Without travel, online sales will grow to $210 billion in 2010, accounting for 9% of total retail sales. They attribute this growth to the rapid pace of consumer adoption of eCommerce, cataloguers aggressive campaigns to introduce the benefits of eCommerce shopping, the higher earning/higher spending demographics of Web buyers and the convenience buyers find with online shopping. We believe that companies will continue to strategically plan for the impact that e-commerce and other new technology advancements will have on their traditional commerce business models and their existing technology and infrastructure capabilities.
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
     As a result, the market for business process outsourcing services continues to grow. International Data Corporation (“IDC”) predicts that the worldwide business process outsourcing (“BPO”) market will reach $641.2 billion in 2009, an 11% annual increase from the estimated $382.5 billion spent in 2004.
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
     Improve the Customer Experience. We enable our clients to provide their customers with a high-touch, positive buying experience thereby maintaining and promoting brand loyalty. Through our use of advanced technology, we can respond directly to customer inquiries by e-mail, voice or data communication and assist them with on-line ordering and product information. We offer our clients a “world-class” level of service, including 24-hour, seven-

day-a-week, Web-enabled customer care service centers, detailed CRM reporting and exceptional order accuracy. We have significant experience in the development of Internet web sites that allows us to recommend features and functions that are easily navigated and understood by our client’s customers. Our technology platform is designed to ensure high levels of reliability and fast response times for our clients’ customers. Because our technology is “world-class,” our clients benefit from being able to offer the latest in customer communication and response conveniences to their customers.
     Minimize Investment and Improve Operating Efficiencies. One of the most significant benefits that outsourcing to us provides is the ability to transform fixed costs into variable costs. By eliminating the need to invest in a fixed capital infrastructure, our clients’ costs typically become directly correlated with volume increases or declines. Further, as volume increases drive the demand for greater infrastructure or capacity, we are able to quickly deploy additional resources. We provide services to multiple clients, which enables us to offer our clients economies of scale, and resulting cost efficiency, that they may not have been able to obtain on their own. Additionally, because of the large number of daily transactions we process, we have been able to justify investments in levels of automation, security surveillance, quality control processes and transportation carrier interfaces that are typically outside the scale of investment that our clients might be able to cost justify on their own. These additional capabilities can provide our clients the benefits of enhanced operating performance and efficiency, reduced inventory shrinkage, and expanded customer service options.
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
The PFSweb Strategy
     We continue to maintain our simple but effective strategy statement to drive our actions for the year, QGP. This acronym stands for Quality, Growth and Profit. We believe that if we can achieve outstanding performance on these three basic elements, they will provide for a stable foundation for our future. As the evolution of our business model continues, we will remain focused on these three fundamentals:
     Quality: To exceed our client’s service level requirements and enhance the value of their “brand” while providing their customers a positive, memorable and efficient experience.
     Growth: To increase our revenue and gross profit from its current levels. To aggressively market simplified product messages to drive new clients and revenue and profit growth. To become a larger company and create career and additional employment opportunitieS. Embrace strategic partnering to accentuate strengths and minimize weaknesses.
     Profit: To generate positive cash flow and continue to strive for consistent profitable results. To increase the value of our company for all of its stakeholders while rewarding our team members with challenging, fun and memorable life experiences.
     In alignment with these strategies, we completed a merger with eCOST on February 1, 2006. eCOST is a leading multi-category online discount retailer of high quality new, “close-out” and refurbished brand-name merchandise. eCOST currently offers over 100,000 products in twelve primary merchandise categories, including computer hardware and software, home electronics, digital imaging, watches and jewelry, housewares, DVD movies, video games, travel, bed and bath, apparel and accessories, licensed sports gear and cellular/wireless. Additionally, eCOST offers other categories of products and services, including pet supplies and flowers through various affiliate relationships. We believe the merger will provide substantial strategic benefits by combining eCOST’s supplier relationships, growing customer base and expansive e-commerce platform with our advanced technology and operational infrastructure thereby providing our combined company with the enhanced ability to expand its market share in the fast growing web commerce market.

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
     EntenteWeb is a one-stop shop for the entire e-commerce process, particularly for companies with unusual needs or specific requests that are not easily met by the typical e-commerce development packages. EntenteWeb is a service utilizing our revolutionary GlobalMerchant Commerceware™ e-commerce software platform that is particularly focused to enable global commerce strategies with its extensive currency and language functionality. EntenteDirect provides clients with a real-time, user-friendly interface between their system and our order processing, warehouse management and related functions. Using real-time or batch processes, EntenteMessage is a file exchange service for clients using our warehousing and distribution facilities. EntenteReport is a reporting and inquiry service particularly suited to companies that need to put key e-commerce information into the hands of business users, but do not have the IT resources to facilitate the necessary data extraction, manipulation and presentation. EntenteReport consists of an industry-standard browser-based report writer and a client-customized data warehouse configuration.
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
     We offer a broad range of hosting and support plans that can be tailored to fit the needs of each client. Utilizing IBM’s eServer xSeries servers, Microsoft’s.NET Technologies and our proprietary GlobalMerchant Commerceware platform, we maintain a robust hosting environment for our hosted client web site properties. Additionally, our EntenteWeb service includes state-of-the-art web analytics via Web Trends OnDemand – Enterprise Edition. This highly advanced and flexible analytics tool delivers the critical e-business information that our clients need to maximize the effectiveness of their online store.
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
     International Fulfillment and Distribution Services. An integral part of our business process outsourcing solutions is the warehousing and distribution of inventory either owned by our clients or owned by us through our master distributor relationships. We currently have more than 2.0 million square feet of leased or managed warehouse space domestically and internationally to store and process our and our clients’ inventory. We receive client inventory in our distribution centers, verify shipment accuracy, unpack and audit packages (a process that includes spot-checking a small percentage of the clients inventory to validate piece counts and check for damages that may have occurred during shipping, loading and unloading). Upon request, we inspect for other damages or defects, which may include checking fabric, stitching and zippers for soft goods, or ‘testing’ power-up capabilities for electronic items. We generally stock for sale within one business day of unloading. On behalf of our clients, we pick, pack and ship their customer orders and can provide customized packaging, inserts and promotional literature for distribution with customer orders.
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
     In addition to our advanced distribution systems, our pick-to-light carts and conveyor system controls provide real time productivity reporting, thereby providing our management team with the tools to implement productivity standards. Our recently expanded fleet of pick-to-light carts also fully integrates with our Vertical Lift Module (VLM), which is capable of stocking over two thousand SKUs. This combination of computer-controlled equipment provides the seamless integration of our pick-to-light and mass storage capabilities. This unique combination of technologies ensures high order accuracy for each and every customer order.
     During 2005, we warehoused, managed and fulfilled more than $2.2 billion in client merchandise and transactions. Much of this does not represent our revenue, but rather the revenue of our clients’ transactions for whom we provided business process outsourcing solutions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     During 2005, we relocated our primary B2B facility from Memphis, Tennessee to Southaven, Mississippi. This move, which immediately increased our capacity, was into a newly constructed 300,000 square foot space with additional options for expansion. The new Southaven facility has more clear height added cubic space utilization, state-of-the-art lighting that increases the quality and volume of light while reducing energy costs, and certain long-term tax incentives offered by the State of Mississippi. Southaven maintains the same proximity to all modes of transportation compared with our Memphis facility.
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
     Our domestic clients enjoy the benefits of having their inventory assets secured by a network of trained law enforcement professionals, who have developed and continue to operate a world-class security network from our security headquarters in Memphis, TN and Southaven, MS. As part of our services are for the United States

Government, our security plans and procedures are under constant evaluation and evolution. Continual validation ensures that we employ the latest in security processes and procedures to further enhance our surveillance and detection capabilities.
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
     Kitting and Assembly Services. Our expanded kitting and assembly services enable our clients to reduce the time and costs associated with managing multiple suppliers, warehousing hubs, and light manufacturing partners. As a single source provider, we provide clients with the advantage of convenience, accountability and speed. Our comprehensive kitting and assembly services provide a quality one-stop resource for any international channel. Our kitting and assembly services include light assembly, specialized kitting and supplier-consigned inventory hub either in our distribution facilities or co-located elsewhere. We also offer customized light manufacturing and Supplier Relationship Management (“SRM”) for Fortune 1000 and Global 2000 manufacturers.
     We will work with clients to re-sequence certain supply chain activities to aid in an inventory postponement strategy. We can provide kitting and assembly services and build-to-stock thousands of units daily to stock in a Just-in-Time (“JIT”) environment. This service, for example, can entail the procurement of packaging materials including retail boxes, foam inserts and anti-static bags. These raw material components would be shipped to us from domestic or overseas manufacturers, and we will build the finished SKU units to stock for the client. This strategy allows manufacturers to make a smaller investment in inventory while meeting changing customer demand.
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
     Our kitting and assembly services also include procurement. We work directly with client suppliers to make JIT inventory orders for each component in client packages, thereby ensuring we receive the appropriate inventory quantities at just the right time and we then turn them around JIT to customers.
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
     While the majority of our clients maintain ownership of their own inventory, through Supplies Distributors, we can create and implement client inventory solutions as well. We have years of experience in dealing with the issues related to inventory ownership, secure inventory management, replenishment and product distribution. We can offer prospective clients a management solution for the entire customer relationship, including ownership of inventory and receivables. Through CIP, we utilize technology resources to time the replenishment purchase of inventory with the simultaneous sale of product to the end user. All interfaces are done electronically and almost all processes regarding the financial transactions are automated, creating significant supply chain advantages.
     We are experienced in the complex legal, accounting and governmental control issues that can be hurdles in the successful implementation of working capital financing programs. Our knowledge and experience help clients achieve supply chain benefits while reducing inventory-carrying costs. Substantial benefits and improvement to a company’s balance sheet can be achieved through these working capital solutions.
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
     International Business Machines (“IBM”) (printer supplies in several geographic areas), Adaptec (computer accessories), the United States Government as a sub-contractor (high-value collectibles), Avaya Communication, Emtec Magnetics (a manufacturer of BASF-branded data media and audio visual products), CHiA’SSO (a contemporary home furnishings and decor cataloguer), Xerox (printers and printer supplies), Pfizer (pharmaceuticals), Lancôme (a cosmetic division of L’Oreal), NokiaUSA.com (cell phone accessories), Roots Canada (apparel), Hewlett-Packard (printers and computer networking equipment), Flavia (a beverage division of Mars), Raytheon Aircraft Company (FOM and time-definite logistics supporting parts distribution) and The Smithsonian Business Ventures (a collectibles cataloger), amongst many others. We target potential clients through an extensive integrated marketing program that is comprised of a variety of direct marketing techniques, trade event participation, search engine marketing, public relations and a sophisticated outbound tele-sales lead generation model. We have also developed an intricate messaging matrix that defines our various business process outsourcing solutions and products, the vehicles we utilize to deliver marketing communication on these solutions/products and the target audience segments that display a demand for these solutions/products. This messaging matrix allows us to deploy highly targeted solution messages to selected key vertical industry segments where we feel that we are able to provide significant service differentiation and value. We also pursue strategic marketing alliances with consulting firms, software manufacturers and other logistics providers to increase market awareness and generate referrals and customer leads.
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
     The Entente Suite serves as a transparent interface to our back-office productivity applications including our customized J.D. Edwards order management and fulfillment application and our Ecometry multi-channel direct marketing application that runs on IBM’s e-Server xSeries servers. It also is designed to integrate with marketplace technologies offered by major marketplace software companies. We utilize Gentran Integration Suite™ (“GIS”) as our technology platform for Enterprise Application Integration with our clients and client’s trading partners. With GIS, we have greatly increased our ability to quickly design and deploy customized B2B e-commerce solutions for our clients by utilizing a robust business process modeling tool and a highly scalable operating infrastructure. This platform facilitates the efficient and secure exchange of electronic business transactions/documents in a wide variety of formats (i.e. XML, X.12 EDI, delimited text, IDOCS, RosettaNet) and communication protocols (i.e. FTP/SFTP, HTTP/HTTPS, SMTP).
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
Employees
     As of December 31, 2005, we had 934 employees, of which 870 were located in the United States. We have never suffered an interruption of business as a result of a labor dispute. We consider our relationship with our employees to be good. In the U.S. and Canada, we are not a party to any collective bargaining agreements and, while our European subsidiaries are not a party to a collective-bargaining agreement, they are required to comply with the rules mentioned in collective bargaining agreements agreed upon by representatives of their industry (logistics) and unions.
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
Regulation
     Our business may be affected by current and future governmental regulation, both foreign and domestic. For example, the internet Tax Freedom Act bars state and local governments from imposing taxes on internet access or that would subject buyers and sellers of electronic commerce to taxation in multiple states. This act is in effect until November 1, 2006. If legislation to extend this act or similar legislation is not enacted, internet access and sales across the Internet may be subject to additional taxation by state and local governments, thereby discouraging purchases over the Internet and adversely affecting the market for our services and sales of our newly acquired eCOST.com business.
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
Risks Related to PFSweb
Certain of our historical financial information may not be representative of our future results.
     The financial information for the periods October 1, 1999 to October 1, 2002 included in this Form 10-K reflect our then agreements with IBM and master distributors of certain IBM products (until July 2001 a third party, and from July 2001 until September 2002, Supplies Distributors, our then 49% owned subsidiary). Under these agreements, the master distributors owned and distributed the IBM product and we provided transaction management and fulfillment services to the master distributors. Under these agreements, we did not own the IBM product and our revenue was service fee revenue (based on product sales volume or other transaction based pricing) and not product revenue.
     In October 2002, we acquired the remaining 51% ownership interest in Supplies Distributors and we now consolidate 100% of Supplies Distributors’ financial position and results of operations into our consolidated financial statements. Upon consolidation, effective October 1, 2002, we own the IBM product and record product revenue as the product is sold to IBM customers.
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
     To reach our business growth objectives, we may increase our operating and marketing expenses, as well as capital expenditures. To offset these expenses, we will need to generate additional profitable business. If our revenue grows slower than either we anticipate or our clients’ projections indicate, or if our operating and marketing expenses exceed our expectations, we may not generate sufficient revenue to be profitable or be able to sustain or increase profitability on a quarterly or an annual basis in the future. Additionally, if our revenue grows slower than either we anticipate or our clients’ projections indicate, we may incur unnecessary or redundant costs and our operating results could be adversely affected. We also expect to incur additional expenses upon the adoption of Statement on Financial Accounting Standards No. 123R, Accounting for Stock-based Compensation.
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
     For the year ended December 31, 2005, a U.S. government agency (via a subcontract agreement), a consumer products company and Xerox Corporation represented approximately 27%, 16% and 12%, respectively, of our total service fee revenue, net of pass-through revenue. For the year ended December 31, 2004, a U.S. government agency (via a subcontract agreement) and Xerox Corporation represented approximately 43% and 15%, respectively, of our total service fee revenue, net of pass-through revenue. The loss of, or non-payment of invoices by, any or all of such U.S. agency, consumer products company or Xerox as clients would have a material adverse effect upon our business. In particular, the agreement under which we provide services to such clients are terminable at will upon notice by such clients.
     Substantially all of our product revenue was generated by sales of product purchased under master distributor agreements with IBM and is dependent on IBM’s business. Our product revenue business is dependent upon our master distributor relationship with IBM and the continuing market for IBM products. A termination of the relationship with IBM or a decline in customer demand for such products could have a material adverse effect on our business. Sales to three customers accounted for approximately 14%, 12% and 11% of our total product revenues for the year ended December 31, 2005. Sales to two customers accounted for approximately 12% and 11% of our total product revenues for the year ended December 31, 2004. The loss of any one or more of such customers, or non-payment of any material amount by these or any other customer, would have a material adverse effect upon our business.
Changes to financial accounting standards may affect our reported results of operations.
     We prepare our financial statements to conform to generally accepted accounting principles, or GAAP. GAAP are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions which were completed before a change is announced. Accounting rules affecting many aspects of our business, including rules relating to accounting for asset impairments, revenue recognition, arrangements involving multiple deliverables, employee stock purchase plans and stock option grants, have recently been revised or are currently under review. Changes to those rules or current interpretation of those rules may have a material adverse effect on our reported financial results or on the way we conduct our business.
We operate with significant levels of indebtedness and are required to comply with certain financial and non-financial covenants; We are required to maintain a minimum level of subordinated loans to our subsidiary Supplies Distributors; and we have guaranteed certain indebtedness and obligations of our subsidiaries Supplies Distributors and eCOST.
     As of December 31, 2005, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of IBM product inventory, was approximately $70.0 million. Certain of the credit facilities have maturity dates in calendar year 2007 or after, but are classified as current liabilities in our consolidated financial statements. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. Any non-renewal or any default under any of our credit facilities would have a material adverse impact upon our business and financial condition. In addition we have provided $7.0 million of subordinated indebtedness to Supplies Distributors, the minimum level required under certain credit facilities as of December 31, 2005. The maximum level of this subordinated indebtedness to Supplies Distributors that may be provided without approval from our lenders is $8.0 million. The restrictions on increasing this amount without lender approval may limit our ability to comply with certain loan covenants or further grow and develop Supplies Distributors’ business. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so. We have also guaranteed eCOST’s $15 million credit line with Wachovia, as well as certain of its vendor trade payables. We currently expect that it may be necessary to provide additional guarantees of certain eCOST vendor trade payables in the future.

We face competition from many sources that could adversely affect our business.
     Many companies offer, on an individual basis, one or more of the same services we do, and we face competition from many different sources depending upon the type and range of services requested by a potential client. Our competitors include vertical outsourcers, which are companies that offer a single function, such as call centers, public warehouses or credit card processors. We compete against transportation logistics providers who offer product management functions as an ancillary service to their primary transportation services. We also compete against other business process outsourcing providers, who perform many similar services as us. Many of these companies have greater capabilities than we do for the single or multiple functions they provide. In many instances, our competition is the in-house operations of its potential clients themselves. The in-house operations of potential clients often believe that they can perform the same services we do, while others are reluctant to outsource business functions that involve direct customer contact. We cannot be certain that we will be able to compete successfully against these or other competitors in the future.
Our sales and implementation cycles are highly variable and our ability to finalize pending contracts may cause our operating results to vary widely.
     The sales cycle for our services is variable, typically ranging between several months to up to a year from initial contact with the potential client to the signing of a contract. Occasionally the sales cycle requires substantially more time. Delays in signing and executing client contracts may affect our revenue and cause our operating results to vary widely. We believe that a potential client’s decision to purchase our services is discretionary, involves a significant commitment of the client’s resources and is influenced by intense internal and external pricing and operating comparisons. To successfully sell our services, we generally must educate our potential clients regarding the use and benefit of our services, which can require significant time and resources. Consequently, the period between initial contact and the purchase of our services is often long and subject to delays associated with the lengthy approval and competitive evaluation processes that typically accompany significant operational decisions. Additionally, the time required to finalize pending contracts and to implement our systems and integrate a new client can range from several weeks to many months. Delays in signing and integrating new clients may affect our revenue and cause our operating results to vary widely.
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
     Our future capital needs are difficult to predict. We may require additional capital to take advantage of unanticipated opportunities, including strategic alliances and acquisitions and to fund capital expenditures, or to respond to changing business conditions and unanticipated competitive pressures. We may also require additional funds to finance operating losses, including continuing operating losses currently anticipated to be incurred by eCOST. Should these circumstances arise, our existing cash balance and credit facilities may be insufficient and we may need to raise additional funds either by borrowing money or issuing additional equity. We cannot assure you that such resources will be adequate or available for all of our future financing needs. Our inability to finance our growth, either internally or externally, may limit our growth potential and our ability to execute our business strategy. If we are successful in completing an additional equity financing, this could result in further dilution to our stockholders or reduce the market value of our common stock.
We are subject to disputes with clients, customers and other authorities which, if not resolved in our favor, may materially adversely affect our results of operations.
     In the ordinary course of our business, one or more of our clients or customers may dispute our invoices for services rendered or other charges. As of December 31, 2005, an aggregate of approximately $1.1 million of our invoices were in dispute. Although we believe it will resolve these disputes in our favor, the failure to do so may have a material adverse effect on our results of operations. We also receive municipal tax abatements in certain locations. During 2004 we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements. We plan to dispute the notice, but if the dispute is not resolved favorably, additional taxes of approximately $0.4 million to $0.5 million could be assessed against us for each of the calendar years 2005 and 2004.
We may engage in future strategic alliances or acquisitions that could dilute our existing stockholders, cause us to incur significant expenses or harm our business.
     We may review strategic alliance or acquisition opportunities that would complement our current business or enhance our technological capabilities. Integrating any newly acquired businesses, technologies or services may be expensive and time-consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through borrowing money or completing public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our stockholders. We may not be able to operate any acquired businesses profitably or otherwise implement our growth strategy successfully. If we are unable to integrate any newly acquired entities or technologies effectively, our operating results could suffer. Future acquisitions could also result in incremental expenses and the incurrence of debt and contingent liabilities, any of which could harm our operating results.
Our business could be adversely affected by a systems or equipment failure, whether that of us or our clients.
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
     Our clients’ businesses may also be harmed from any system or equipment failures we experiences. In that event, our relationship with these clients may be adversely affected, we may lose these clients, our ability to attract new clients may be adversely affected and we could be exposed to liability.
     Interruptions could also result from the intentional acts of others, like “hackers.” If our systems are penetrated by computer hackers, or if computer viruses infect our systems, our computers could fail or proprietary information could be misappropriated.
     If our clients suffer similar interruptions in their operations, for any of the reasons discussed above or for others, our business could also be adversely affected. Many of our clients’ computer systems interface with our systems. If our clients suffer interruptions in their systems, the link to our systems could be severed and sales of the client’s products could be slowed or stopped.
A breach of our e-commerce security measures could reduce demand for its services. Credit card fraud and other fraud could adversely affect our business.
     A requirement of the continued growth of e-commerce is the secure transmission of confidential information over public networks. A party who is able to circumvent our security measures could misappropriate proprietary information or interrupt our operations. Any compromise or elimination of our security could reduce demand for our services.
     We may be required to expend significant capital and other resources to protect against security breaches or to address any problem they may cause. Because our activities involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage its reputation, cause us to lose clients, impact our ability to attract new clients and we could be exposed to litigation and possible liability. Our security measures may not prevent security breaches, and failure to prevent security breaches may disrupt our operations. In certain circumstances, we do not carry insurance against the risk of credit card fraud and other fraud, so the failure to adequately control fraudulent transactions on our client’s behalf could increase our expenses. To date we have not suffered material losses due to fraud.
We may be a party to litigation involving our e-commerce intellectual property rights.
     In recent years, there has been significant litigation in the United States involving patent and other intellectual property rights. We may be a party to intellectual property litigation in the future to protect our trade secrets or know-how. United States patent applications are confidential until a patent is issued and most technologies are developed in secret. Accordingly, we are not, and cannot be, aware of all patents or other intellectual property rights of which our services may pose a risk of infringement. Others asserting rights against us could force us to defend ourself or our customers against alleged infringement of intellectual property rights. We could incur substantial costs to prosecute or defend any such litigation.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business, and the trading price of our common stock.
     We have begun a process to document and evaluate our internal controls over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. Based on the current requirements, and our current public float, we are not required to comply with Section 404. However, in this regard, our management has been dedicating internal resources, has engaged outside consultants and has begun to develop a detailed work plan to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, and (iii) validate through testing that controls are functioning as documented. If we fail to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fail to prevent fraud, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.
Risks Related to the Business Process Outsourcing Industry
If the trend toward outsourcing does not continue, our business will be adversely affected.
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
     To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our services and the underlying network infrastructure. If we are unable to adapt to changing market conditions, client requirements or emerging industry standards, our business could be adversely affected. The internet and e-commerce environments are characterized by rapid technological change, changes in user requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our technology and systems obsolete. Our success will depend, in part, on our ability to both internally develop and license leading technologies to enhance PFSweb’s existing services and develop new services. We must continue to address the increasingly sophisticated and varied needs of our clients and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of proprietary technology involves significant technical and business risks. We may fail to develop new technologies effectively or to adapt our proprietary technology and systems to client requirements or emerging industry standards.
Risks Related to Our Stock
Our stock price could decline if a significant number of shares become available for sale.
     As of March 31, 2006, we had issued and outstanding 528,382 warrants to purchase common stock (having an exercise price of $2.47 per share). In addition, as of December 31, 2005, we have an aggregate of 5,387,185 stock options outstanding to employees, directors and others with a weighted average exercise price of $1.27 per share. The shares of common stock that may be issued upon exercise of these warrants and options may be resold into the public market. Sales of substantial amounts of common stock in the public market as a result of the exercise of these warrants or options, or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.
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
Risks Related our Merger with eCOST
We may fail to realize the anticipated synergies, cost savings, growth opportunities and other benefits expected from the merger, which could adversely affect the value of our common stock.
     We entered into a merger with eCOST with the expectation that the merger will result in synergies, cost savings, growth opportunities and other benefits to the combined company. However, the ability to realize these anticipated benefits of the merger will depend, in part, on our ability to integrate the business of eCOST with our business. The integration of two independent companies is a complex, costly and time-consuming process. It is possible that these integration efforts will not be completed as smoothly as planned or that these efforts will divert management attention for an extended period of time. Delays encountered in the integration process could have a material adverse effect on the revenues, expenses, operating results and financial condition for us. Although we expect significant benefits, such as increased cost savings, to result from the merger, there can be no assurance that we will realize any of these anticipated benefits.
Stockholders may receive a lower return on their investment after the merger.
     Although we believe that the merger will create financial, operational and strategic benefits for the combined company and its stockholders, these benefits may not be achieved. The combination of our businesses, even if conducted in an efficient, effective and timely manner, may not result in combined financial performance that is better than what our company would have achieved independently if the merger had not occurred.
Uncertainty regarding the merger may cause clients, customers, suppliers and others to delay or defer decisions concerning us and eCOST, which may harm the results of operations of either or both companies.
     In response to our completion of the merger, clients, customers and suppliers may delay or defer outsourcing, purchasing or supply decisions or otherwise alter existing relationships with us and eCOST. Prospective clients and customers could be reluctant to contract for the combined company’s services or purchase the combined company’s products due to uncertainty about the combined company’s ability to efficiently provide products and services. In addition, clients, customers, suppliers and others may also seek to terminate or change existing agreements with us or eCOST as a result of the merger. These and other actions by clients, customers, suppliers and others could negatively affect the business of the combined company.
Uncertainties associated with the merger may cause us and eCOST to lose key personnel.
     Our current and prospective employees and eCOST employees may experience uncertainty about their future roles with the combined company until or after strategies with regard to the combined company are announced or executed. In addition, eCOST does not have employment agreements with any of its key employees other than with its Chief Executive Officer, Adam Shaffer. These uncertainties may adversely affect PFSweb’s and eCOST’s ability to attract and retain key management, sales, marketing and technical personnel. If a substantial number of key employees leave as a result of the merger, or the combined company fails to attract key personnel, the combined company’s business could be adversely affected.

eCOST may be required to indemnify PC Mall for taxes arising as a result of the merger.
     In connection with the consummation of the merger, eCOST received a written opinion from its legal counsel to the effect that the merger should not cause Section 355(e) of the Internal Revenue Code to apply to the April 2005 spin-off of eCOST from its former parent, PC Mall. Such opinion was based on certain factual representations made by PC Mall and eCOST and certain factual and legal assumptions made by eCOST’s legal counsel. Such opinion represented such legal counsel’s best judgment regarding the application of the U.S. federal income tax laws, but is not binding on the IRS or the courts. No assurance can be given that the IRS will not assert a contrary position or that any such contrary position would not be sustained by a court. If the Merger does cause Section 355(e) to apply to the April 2005 spin-off of eCOST from PC Mall, eCOST must indemnify PC Mall for any resulting tax-related liabilities.
Risks Related to eCOST
eCOST may not be able to achieve or maintain profitability.
     eCOST has incurred continuing operating losses and may not be able to achieve or maintain profitability on a quarterly or annual basis. eCOST’s ability to achieve or maintain profitability depends on a number of factors, including its ability to:
•	increase sales;

•	maintain and expand vendor relationships;

•	obtain additional and increase existing trade credit with key suppliers;

•	generate sufficient gross profit; and

•	control costs and generate the expected synergies applicable to the merger.
eCOST needs additional financing and may not be able to obtain additional financing on favorable terms or at all, which could increase its costs and limit its ability to grow.
     eCOST needs to obtain additional financing and there can be no assurance that it will be able to obtain additional financing on commercially reasonable terms or at all. eCOST’s failure to obtain additional financing or its inability to obtain financing on acceptable terms could materially adversely affect its ability to achieve profitability and grow its business.
eCOST’s operating results are difficult to predict.
     eCOST’s operating results have fluctuated in the past and are likely to vary significantly in the future based upon a number of factors, many of which it cannot control. eCOST operates in a highly dynamic industry and future results could be subject to significant fluctuations. Revenue and expenses in future periods may be greater or less than revenue and expenses in the immediately preceding period or in the comparable period of the prior year. Therefore, period-to-period comparisons of eCOST operating results are not necessarily a good indication of its future performance. Some of the factors that could cause eCOST’s operating results to fluctuate include:
•	price competition that results in lower sales volumes, lower profit margins, or net losses;

•	fluctuations in coupon redemption rates;

•	the amount, timing and impact of advertising and marketing costs;

•	eCOST’s ability to successfully implement new technologies or software systems;

•	eCOST’s ability to obtain sufficient financing;

•	changes in the number of visitors to the eCOST website or eCOST’s inability to convert those visitors into customers;

•	technical difficulties, including system or Internet failures;

•	fluctuations in the demand for eCOST products or overstocking or understocking of products;

•	management of the eCOST fulfillment center;

•	fluctuations in freight revenues and costs, particularly during the holiday season;

•	economic conditions generally or economic conditions specific to the Internet, online commerce, the retail industry or the mail order industry;

•	changes in the mix of products that eCOST sells; and

•	fluctuations in levels of inventory theft, damage or obsolescence.
If eCOST fails to accurately predict its inventory risk, its margins may decline as a result of write-downs of its inventory due to lower prices obtained from older or obsolete products.
     Some of the products eCOST sells on its website are characterized by rapid technological change, obsolescence and price erosion (for example, computer hardware, software and consumer electronics), and because eCOST may sometimes stock large quantities of particular types of inventory, inventory reserves may be required or may subsequently prove insufficient, and additional inventory write-downs may be required.
Increased product returns or a failure to accurately predict product returns could decrease eCOST’s revenues and impact profitability.
     eCOST makes allowances for product returns in its financial statements based on historical return rates. eCOST is responsible for returns of certain products ordered through its website from its distribution center as well as products that are shipped to its customers directly from its vendors. If eCOST’s actual product returns significantly exceed its allowances for returns, especially as eCOST expands into new product categories, its revenues and profitability could decrease. In addition, because eCOST’s allowances are based on historical return rates, the introduction of new merchandise categories, new products, changes in its product mix, or other factors may cause actual returns to exceed return allowances, perhaps significantly. In addition, any policies intended to reduce the number of product returns may result in customer dissatisfaction and fewer repeat customers.
eCOST’s ability to offer a broad selection of products at competitive prices is dependent on its ability to maintain existing and build new relationships with manufacturers and vendors. eCOST does not have long-term agreements with its manufacturers or vendors and some of its manufacturers and vendors compete directly with eCOST.
     eCOST purchases products for resale both directly from manufacturers and indirectly through distributors and other sources, all of whom eCOST considers its vendors. During 2005, eCOST offered products on its website from over 1,000 third-party manufacturers. eCOST does not have any long-term agreements with any of these vendors. Any agreements with vendors governing eCOST’s purchase of products are generally terminable by either party upon 30 days’ notice or less. In general, eCOST agrees to offer products on its website and the vendors agree to provide eCOST with information about their products and honor eCOST customer service policies. If eCOST does not maintain relationships with vendors on acceptable terms, including favorable product pricing and vendor consideration, it may not be able to offer a broad selection of products or continue to offer products at competitive prices, and customers may choose not to shop at the eCOST website. In addition, some vendors may decide not to offer particular products for sale on the Internet, and others may avoid offering their new products to retailers such as eCOST who offer a mix of close-out and refurbished products in addition to new products. From time to time, vendors may terminate eCOST’s right to sell some or all of their products, change the applicable terms and conditions of sale or reduce or discontinue the incentives or vendor consideration that they offer. Any such termination or the implementation of such changes could have a negative impact on eCOST’s operating results. Additionally, some products are subject to manufacturer or distributor allocation, which limits the number of units of those products that are available to eCOST and other resellers.
     eCOST’s revenue is dependent in part on sales of HP and HP-related products, which represented 28% of net sales in 2005, 27% in 2004 and 21% in 2003.
eCOST is dependent on the success of its advertising and marketing efforts, which are costly and may not achieve desired results, and on its ability to attract customers on cost-effective terms.
     eCOST’s revenues depend on its ability to advertise and market its products effectively. Increases in the costs of advertising and marketing, including costs of online advertising, paper and postage costs, costs and fees of third-party service providers and the costs of complying with applicable regulations, may limit eCOST’s ability to advertise and market its business without impacting its profitability. If eCOST’s advertising and marketing efforts prove ineffective or do not produce a sufficient level of sales to cover their costs, or if eCOST decreases its advertising or marketing activities due to increased costs, restrictions enacted by regulatory agencies or for any other reason, eCOST’s revenues and profit margins may decrease. eCOST’s success depends on its ability to attract customers on cost-effective terms. eCOST has relationships with online services, search engines, shopping engines, directories and other websites and e-commerce businesses through which it provide advertising banners and other links that direct customers to the eCOST website. eCOST expects to rely on these relationships as significant sources of traffic to the eCOST website and to generate new customers. If eCOST is unable to develop or maintain these relationships on acceptable terms, its ability to attract new customers on a cost-effective basis could be harmed. In addition, certain of eCOST’s existing online marketing agreements require it to pay fixed placement fees or fees for directing visits to the eCOST website, neither of which may convert into sales.
Because eCOST experiences seasonal fluctuations in its revenues, its quarterly results may fluctuate.
     eCOST’s business is moderately seasonal, reflecting the general pattern of peak sales for the retail industry during the holiday shopping season. Typically, a larger portion of its revenues occur during the first and fourth fiscal quarters. eCOST believes that its historical revenue growth makes it difficult to predict the effect of seasonality on its future revenues and results of operations. In anticipation of increased sales activity during the first and fourth quarter, eCOST incurs additional expenses, including higher inventory and staffing costs. If sales for the first and fourth quarter do not meet anticipated levels, then increased expenses may not be offset which could decrease eCOST’s profitability. If eCOST were to experience lower than expected sales during its first or fourth quarter, for any reason, it would decrease eCOST’s profitability.
eCOST’s business may be harmed by fraudulent activities on its website.
     eCOST has received in the past, and anticipates that it will receive in the future, communications from customers due to purported fraudulent activities on the eCOST website. Negative publicity generated as a result of fraudulent conduct by third parties could damage eCOST’s reputation and diminish the value of its brand name. Fraudulent activities on eCOST’s website could also subject it to losses. eCOST expects to continue to receive requests from customers for reimbursement due to purportedly fraudulent activities or threats of legal action if no reimbursement is made.
eCOST’s business could be subject to political, economic and other risks associated with the Philippines.
     To reduce costs, eCOST is evaluating shifting certain of its operations to the Philippines, which would subject eCOST to political, economic and other uncertainties, including expropriation, nationalization, renegotiation, or nullification of existing contracts, currency exchange restrictions and international monetary fluctuations. Furthermore, the Philippines has experienced violence related to guerrilla activity.
Delivery of eCOST’s products could be delayed or disrupted by factors beyond its control, and it could lose customers as a result.
     eCOST relies upon third party carriers for timely delivery of its product shipments. As a result, eCOST is subject to carrier disruptions and increased costs due to factors that are beyond its control, including employee strikes, inclement weather and increased fuel costs. Any failure to deliver products to customers in a timely and accurate manner may damage eCOST’s reputation and brand and could cause it to lose customers. eCOST does not have a written long-term agreement with any of these third party carriers, and it cannot be sure that these relationships will continue on terms favorable to eCOST, if at all. If eCOST’s relationship with any of these third party carriers is terminated or impaired or if any of these third parties is unable to deliver products, eCOST would be required to use alternative carriers for the shipment of products to customers. eCOST may be unable to engage alternative carriers on a timely basis or on favorable terms, if at all. Potential adverse consequences include:
•	reduced visibility of order status and package tracking;

•	delays in order processing and product delivery;

•	increased cost of delivery, resulting in reduced margins; and

•	reduced shipment quality, which may result in damaged products and customer dissatisfaction.

If eCOST does not successfully expand its website and processing systems to accommodate higher levels of traffic and changing customer demands, it could lose customers and its revenues could decline.
     To remain competitive, eCOST must continue to enhance and improve the functionality and features of its website. If eCOST fails to upgrade its website in a timely manner to accommodate higher volumes of traffic, its website performance could suffer and eCOST may lose customers. The Internet and the e-commerce industry are subject to rapid technological change. If competitors introduce new features and website enhancements embodying new technologies, or if new industry standards and practices emerge, eCOST’s existing website and systems may become obsolete or unattractive. Developing the eCOST website and other systems entails significant technical and business risks. eCOST may face material delays in introducing new services, products and enhancements. If this happens, customers may forgo the use of eCOST’s website and use those of its competitors. eCOST may use new technologies ineffectively, or it may fail to adapt its website, transaction processing systems and computer network to meet customer requirements or emerging industry standards.
If eCOST fails to successfully expand its merchandise categories and product offerings in a cost-effective and timely manner, its reputation and the value of its new and existing brands could be harmed, customer demand for its products could decline and its profit margins could decrease.
     eCOST has generated the substantial majority of its revenues during the past five years from the sale of computer hardware, software and accessories and consumer electronics products. In the past 18 months eCOST launched several new product categories, including digital imaging, watches and jewelry, housewares, DVD movies, video games, travel, bed and bath, apparel and accessories, licensed sports gear and cellular/wireless. While its merchandising platform has been incorporated into and tested in the online computer and consumer electronics retail markets, eCOST cannot predict with certainty whether it can be successfully applied to other product categories. In addition, expansion of its business strategy into new product categories may require eCOST to incur significant marketing expenses, develop relationships with new vendors and comply with new regulations. eCOST may lack the necessary expertise in a new product category to realize the expected benefits of that new category. These requirements could strain managerial, financial and operational resources. Additional challenges that may affect eCOST’s ability to expand into new product categories include its ability to:
•	establish or increase awareness of new brands and product categories;

•	acquire, attract and retain customers at a reasonable cost;

•	achieve and maintain a critical mass of customers and orders across all product categories;

•	attract a sufficient number of new customers to whom new product categories are targeted;

•	successfully market new product offerings to existing customers;

•	maintain or improve gross margins and fulfillment costs;

•	attract and retain vendors to provide an expanded line of products to customers on terms that are acceptable; and

•	manage inventory in new product categories.
     eCOST cannot be certain that it will be able to successfully address any or all of these challenges in a manner that will enable it to expand its business into new product categories in a cost-effective or timely manner. If eCOST’s new categories of products or services are not received favorably, or if its suppliers fail to meet eCOST’s customers’ expectations, eCOST’s results of operations would suffer and its reputation and the value of the applicable new brand and other brands could be damaged. The lack of market acceptance of eCOST new product categories or inability to generate satisfactory revenues from any expanded product categories to offset their cost could harm eCOST’s business.
If eCOST is unable to provide satisfactory customer service, it could lose customers.
     eCOST’s ability to provide satisfactory levels of customer service depends, to a large degree, on the efficient and uninterrupted operation of its customer service operations. Any material disruption or slowdown in its order processing systems resulting from labor disputes, telephone or Internet failures, power or service outages, natural disasters or other events could make it difficult or impossible to provide adequate customer service and support. If eCOST is unable to continually provide adequate staffing and training for its customer service operations, its reputation could be seriously harmed and eCOST could lose customers. Because eCOST’s success depends in large part on keeping its customers satisfied, any failure to provide high levels of customer service would likely impair its reputation and decrease its revenues.
eCOST may not be able to compete successfully against existing or future competitors.
     The market for online sales of the products eCOST offers is intensely competitive and rapidly evolving. eCOST principally competes with a variety of online retailers, specialty retailers and other businesses that offer products similar to or the same as eCOST’s products. Increased competition is likely to result in price reductions, reduced revenue and gross margins and loss of market share. eCOST expects competition to intensify in the future because current and new competitors can enter the market with little difficulty and can launch new websites at a relatively low cost. In addition, some of eCOST’s product vendors have sold, and continue to intensify their efforts to sell, their products directly to customers. eCOST currently or potentially competes with a variety of businesses, including:
•	other multi-category online retailers such as Amazon.com and Buy.com;

•	online discount retailers of computer and consumer electronics merchandise such as Computers4Sure, NewEgg and TigerDirect;

•	liquidation e-tailers such as Overstock.com and SmartBargains.com;

•	consumer electronics and office supply superstores such as Best Buy, Circuit City, CompUSA, Office Depot, OfficeMax and Staples; and

•	manufacturers such as Apple, Dell, Gateway, Hewlett-Packard and IBM, that sell directly to customers.
     Many of the current and potential competitors described above have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than eCOST. In addition, online retailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. Some of eCOST’s competitors may be able to secure products from manufacturers or vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than eCOST is able to.
If the protection of eCOST’s trademarks and proprietary rights is inadequate, its brand and reputation could be impaired and it could lose customers.
     eCOST has six trademarks that it considers to be material to the successful operation of business: eCOST(R), eCOST.com(R), eCOST.com Bargain Countdown™, eCOST.com Your Online Discount Superstore!™, Bargain Countdown™ and Bargain Countdown Platinum Club™. eCOST currently uses all of these marks in connection with telephone, mail order, catalog and online retail services. eCOST also has several additional pending trademark applications. eCOST relies on trademark and copyright law, trade secret protection and confidentiality agreements with its employees, consultants, suppliers and others to protect its proprietary rights. eCOST’s applications may not be granted, and eCOST may not be able to secure significant protection for its service marks or trademarks. eCOST’s competitors or others could adopt trademarks or service marks similar to its marks, or try to prevent eCOST from using its marks, thereby impeding its ability to build brand identity and possibly leading to customer confusion. Any claim by another party against eCOST for customer confusion caused by use of eCOST’s trademarks or service marks, or eCOST’s failure to obtain registrations for its marks, could negatively affect its competitive position and could cause it to lose customers.
     eCOST has also filed an application with the U.S. Patent and Trademark Office for patent protection for its proprietary Bargain Countdown™ technology. eCOST may not be granted a patent for this technology and may not be able to enforce its patent rights if its competitors or others use infringing technology. If this occurs, eCOST’s competitive position, revenues and profitability could be negatively affected.
     Effective trademark, service mark, patent, copyright and trade secret protection may not be available in every country in which eCOST will sell its products and offer its services. In addition, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, eCOST may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of its trademarks and other proprietary rights. If eCOST is unable to protect or preserve the value of its trademarks, copyrights, trade secrets or other proprietary rights for any reason, eCOST’s competitive position could be negatively affected and it could lose customers.
     eCOST also relies on technologies that it licenses from related and third parties. These licenses may not continue to be available to eCOST on commercially reasonable terms, or at all, in the future. As a result, eCOST may be required to develop or obtain substitute technology of lower quality or at greater cost, which could negatively affect its competitive position, cause it to lose customers and decrease its profitability.
If third parties claim eCOST is infringing their intellectual property rights, eCOST could incur significant litigation costs, be required to pay damages, or change its business or incur licensing expenses.
     Third parties have asserted, and may in the future assert, that eCOST’s business or the technologies it uses infringe on their intellectual property rights. As a result, eCOST may be subject to intellectual property legal proceedings and claims in the ordinary course of business. eCOST cannot predict whether third parties will assert additional claims of infringement in the future or whether any future claims will prevent it from offering popular products or services.
     On July 12, 2004, eCOST received correspondence from MercExchange LLC alleging infringement of its U.S. patents relating to e-commerce and offering to license its patent portfolio to eCOST. On July 15, 2004, eCOST received a follow-up letter from MercExchange specifying which of eCOST’s technologies it believes infringe certain of its patents, alone or in combination with technologies provided by third parties. Some of those patents are currently being litigated by third parties, and eCOST is not involved in those proceedings. In addition, three of the four patents identified by MercExchange are under reexamination at the U.S. Patent and Trademark Office, which may or may not result in the modification of the claims. In the July 15(th) letter, MercExchange also advised that it has a number of applications pending for additional patents. MercExchange has filed lawsuits alleging infringement of some or all of its patents against third parties, resulting in settlements or verdicts in favor of MercExchange. At least one such verdict was appealed to the United States Court of Appeals for the Federal Circuit and was affirmed in part. The defendant in that case filed a petition for certiorari before the United States Supreme Court, which was granted in November 2005. A decision is expected before June 2006.
     If eCOST is forced to defend against these or any other third-party infringement claims, whether they are with or without merit or are determined in its favor, eCOST could face expensive and time-consuming litigation, which could result in the imposition of a preliminary injunction preventing it from continuing to operate its business as currently conducted throughout the duration of the litigation or distract eCOST’s technical and management personnel. If eCOST is found to infringe, it may be required to pay monetary damages, which could include treble damages and attorneys’ fees for any infringement that is found to be willful, and either be enjoined or required to pay ongoing royalties with respect to any technologies found to infringe. Further, as a result of infringement claims either against eCOST or against those who license technology to eCOST, eCOST may be required, or deem it advisable, to develop non-infringing technology, which could be costly and time consuming, or enter into costly royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms that are acceptable, or at all. eCOST expects that participants in its market will be increasingly subject to infringement claims as the number of competitors in the industry grows. If a third party successfully asserts an infringement claim against eCOST and it is enjoined or required to pay monetary damages or royalties or eCOST is unable to develop suitable non-infringing alternatives or license the infringed or similar technology on reasonable terms on a timely basis, eCOST’s business, results of operations and financial condition could be materially harmed.
eCOST may be liable for misappropriation of its customers’ personal information.
     Data security laws are becoming more stringent in the United States and abroad. Third parties are engaging in increased cyber attacks against companies doing business on the Internet and individuals are increasingly subjected to identity and credit card theft on the Internet. If third parties or unauthorized employees are able to penetrate eCOST’s network security or otherwise misappropriate its customers’ personal information or credit card information, or if eCOST gives third parties or its employees improper access to customers’ personal information or credit card information, eCOST could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. This liability could also include claims for other misuses of personal information, including unauthorized marketing purposes. Liability for misappropriation of this information could decrease eCOST’s profitability. In such circumstances, eCOST also could be liable for failing to provide timely notice of a data security breach affecting certain types of personal information. In addition, the Federal Trade Commission and state agencies have brought numerous enforcement actions against Internet companies for alleged deficiencies in those companies’ privacy and data security practices, and they may continue to bring such actions. eCOST could incur additional expenses if new regulations regarding the collection, use or storage of personal information are introduced or if government agencies investigate our privacy or security practices.
     eCOST relies on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of sensitive customer information such as customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that eCOST uses to protect customer transaction data. If any such compromise of security were to occur, it could subject eCOST to liability, damage its reputation and diminish the value of its brand-name. A party who is able to circumvent the security measures could misappropriate proprietary information or cause interruptions in operations. eCOST may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. eCOST’s security measures are designed to prevent security breaches, but its failure to prevent such security breaches could subject eCOST to liability, damage its reputation and diminish the value of its brand-name.
     Moreover, for the convenience of its customers, eCOST provides non-secured channels for customers to communicate. Despite the increased security risks, customers may use such channels to send personal information and other sensitive data. In addition, “phishing” incidents are on the rise. Phishing involves an online company’s customers being tricked into providing their credit card numbers or account information to someone pretending to be the online company’s representative. Such incidents have recently given rise to litigation against online companies for failing to take sufficient steps to police against such activities by third parties, and may discourage customers from using online services.
eCOST may be subject to product liability claims that could be costly and time consuming.
     eCOST sells products manufactured and distributed by third parties, some of which may be defective. If any product that eCOST sells were to cause physical injury or damage to property, the injured party or parties could bring claims against eCOST as the retailer of the product. eCOST’s insurance coverage may not be adequate to cover every claim that could be asserted. If a successful claim were brought against eCOST in excess of its insurance coverage, it could expose it to significant liability. Even unsuccessful claims could result in the expenditure of funds and management time and could decrease profitability.
Risks Related to eCOST’s Industry
eCOST’s success is tied to the continued use of the Internet and the adequacy of the Internet infrastructure.
     eCOST’s future revenues and profits, if any, substantially depend upon the continued widespread use of the Internet as an effective medium of business and communication. If use of the Internet declines or the Internet infrastructure becomes an ineffective medium for business transactions and communication, eCOST may not be able to effectively implement its growth strategy and it could lose customers. Widespread use of the Internet could decline as a result of disruptions, computer viruses or other damage to Internet servers or users’ computers. Additionally, if the Internet’s infrastructure does not expand fast enough to meet increasing levels of use, it may become a less effective medium of business transactions and communications.
The security risks of e-commerce may discourage customers from purchasing goods over the Internet.
     In order for the e-commerce market to develop successfully, eCOST and other market participants must be able to transmit confidential information securely over public networks. Third parties may have the technology or know-how to breach the security of customer transaction data. Any breach could cause customers to lose confidence in the security of eCOST’s website and choose not to purchase from the website. If someone is able to circumvent our security measures, he or she could destroy or steal valuable information or disrupt operations. Concerns about the security and privacy of transactions over the Internet could inhibit the growth of the Internet and e-commerce. Security measures may not effectively prohibit others from obtaining improper access to information. Any security breach could expose eCOST to risks of loss, litigation and liability and could seriously disrupt its operations.
Credit card fraud could decrease eCOST’s revenues and profitability.
     eCOST does not currently carry insurance against the risk of credit card fraud, so the failure to adequately control fraudulent credit card transactions could reduce its revenues and gross margin. eCOST may in the future suffer losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, eCOST may be liable for fraudulent credit card transactions because it did not obtain a cardholder’s signature. If eCOST is unable to detect or control credit card fraud, or if credit card companies require more burdensome terms or refuse to accept credit card charges, eCOST’s revenues and profitability could decrease.
Additional sales and use taxes could be imposed on past or future sales of eCOST’s products or other products sold on eCOST’s website, which could adversely affect eCOST’s revenues and profitability.
     In accordance with current industry practice and eCOST’s interpretation of applicable law, eCOST collects and remits sales taxes only with respect to physical shipments of goods into states where eCOST has a physical presence. If any state or other jurisdiction successfully challenges this practice and imposes sales and use taxes on orders on which eCOST does not collect and remit sales taxes, eCOST could be exposed to substantial tax liabilities for past sales and could suffer decreased sales in that state or jurisdiction in the future. In addition, a number of states, as well as the U.S. Congress, have been considering various legislative initiatives that could result in the imposition of additional sales and use taxes on Internet sales. If any of these initiatives are enacted, eCOST could be required to collect sales and use taxes in states where eCOST does not have a physical presence. Future changes in the operation of eCOST’s business also could result in the imposition of additional sales and use tax obligations. The imposition of additional sales and use taxes on past or future sales could adversely affect eCOST’s revenues and profitability.
Existing or future government regulation could expose eCOST to liabilities and costly changes in its business operations, and could reduce customer demand for its products.
     eCOST is subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, user privacy, marketing and promotional practices, database protection, pricing, content, copyrights, distribution, electronic contracts, email and other communications, consumer protection, product safety, the provision of online payment services, intellectual property rights, unauthorized access (including the Computer Fraud and Abuse Act), and the characteristics and quality of products and services. It is unclear how existing laws governing issues such as property ownership, sales and other taxes, libel, trespass, data mining and collection, and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may expose eCOST to liabilities and costly changes in its business operations, and could reduce customer demand. The growth and demand for online commerce has and may continue to result in more stringent consumer protection laws that impose additional compliance burdens on online companies. For example, California law requires notice to California customers if certain personal information about them is obtained by an unauthorized person, such as a computer hacker. These consumer protection laws could result in substantial compliance costs and could decrease profitability.
Laws or regulations relating to privacy and data protection may adversely affect the growth of eCOST’s Internet business or its marketing efforts.
     eCOST is subject to increasing regulation relating to privacy and the use of personal user information. For example, eCOST is subject to various telemarketing and anti-spam laws that regulate the manner in which it may solicit future suppliers and customers. Such regulations, along with increased governmental or private enforcement, may increase the cost of growing the business. In addition, several jurisdictions, including California, have adopted legislation limiting the uses of personal user information gathered online or require online services to establish privacy policies. Pursuant to the Children’s Online Privacy Protection Act, the Federal Trade Commission has

adopted regulations regarding the collection and use of personal identifying information obtained from children under 13 years of age. Increasingly, federal, state and foreign laws and regulations extend online privacy protection to adults. Moreover, in jurisdictions where eCOST does business, there is a trend toward requiring companies to establish procedures to notify users of privacy and security policies, to obtain prior consent from users for the collection, use and disclosure of personal information (even disclosure to affiliates), and to provide users with the ability to access, correct and delete personal information stored by companies. These data protection regulations and enforcement efforts may restrict eCOST’s ability to collect, use or transfer demographic and personal information from users, which could be costly or harm marketing efforts. Further, any violation of privacy or data protection laws and regulations may subject eCOST to fines, penalties and damages, as well as harm to its reputation, which could decrease its revenues and profitability.

Item 2. Properties
     Our PFSweb business is headquartered in a central office facility located in Plano, Texas, a Dallas suburb.
     In the U.S., we operate a distribution facility in Memphis, Tennessee, which includes floor and mezzanine space of approximately 600,000 square feet. We also operate 800,000 square feet of distribution facilities in Southaven, Mississippi. Both of these complexes are located approximately five miles from the Memphis International Airport, where both Federal Express and United Parcel Service operate large hub facilities. We also manage a 200,000 square foot distribution facility in Grapevine, Texas.
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
     As a result of the merger with eCOST on February 1, 2006, we acquired a sublease of approximately 10,000 square feet of office space in Torrance, California for the eCOST corporate headquarters and customer service operations. We also acquired a lease for a 164,000 square foot distribution facility in Memphis, Tennessee. We are currently assessing our needs for these facilities in the future.
Item 3. Legal Proceedings
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock is listed and currently trades on the NASDAQ Capital Market under the symbol “PFSW.” The following table sets forth for the period indicated the high and low sale price for the common stock as reported by NASDAQ:

	Price
	High	Low
Year Ended December 31, 2005
First Quarter	$3.75	$2.19
Second Quarter	$2.67	$1.66
Third Quarter	$2.85	$1.53
Fourth Quarter	$1.77	$1.05
Year Ended December 31, 2004
First Quarter	$2.15	$1.59
Second Quarter	$1.85	$1.30
Third Quarter	$1.69	$1.20
Fourth Quarter	$3.60	$1.45
     As of December 21, 2005, there were approximately 10,600 shareholders of which 165 were record holders of the common stock.
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
Item 6. Selected Consolidated Financial Data
Historical Presentation
     In June 2001, we changed in our fiscal year end from March 31 to December 31.
     The selected consolidated historical statement of operations data for the years ended December 31, 2005, 2004, and 2003, and the selected consolidated balance sheet data as of December 31, 2005 and 2004 have been derived from our audited consolidated financial statements, and should be read in conjunction with those statements and notes, which are included in this Form 10-K. The selected consolidated statement of operations data for the year ended December 31, 2002 and the nine months ended December 31, 2001 and the selected consolidated balance sheet data as of December 31, 2003 and 2002 and 2001 have been derived from our audited consolidated financial statements, and should be read in conjunction with those statements, which are not included in this Form 10-K.
     The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risks Related to Our Business – Our historical financial information may not be representative of our future results,” and the consolidated financial statements and notes thereto that are included elsewhere in this Form 10-K.

Historical Selected Condensed Consolidated Financial Data
(In thousands, except per share data)

					Nine Months
	Year Ended				Ended
	December 31,				December 31,
	2005	2004	2003	2002	2001 (a)
Condensed Consolidated Statements of Operations Data:
Revenues:
Product revenue, net	$252,902	$267,470	$249,230	$57,492	$—
Service fee revenue	60,783	42,076	33,771	35,825	27,953
Pass-through revenue	17,972	12,119	3,435	3,692	3,721
Other revenue	—	—	—	—	100

Total revenues	331,657	321,665	286,436	97,009	31,774

Costs of revenues:
Cost of product revenue	235,584	251,968	235,317	54,343	—
Cost of service fee revenue	45,597	28,067	23,159	22,660	18,209
Cost of pass-through revenue	17,972	12,119	3,435	3,692	3,721
Cost of other revenue	—	—	—	—	(627)

Total costs of revenues	299,153	292,154	261,911	80,695	21,303

Gross profit	32,504	29,511	24,525	16,314	10,471
Percent of revenues	9.8%	9.2%	8.6%	16.8%	33.0%
Selling, general and administrative expenses	30,521	27,091	25,699	27,934	16,892
Severance and other termination costs	—	—	—	1,213	—
Other	—	—	—	—	(5,141)

Income (loss) from operations	1,983	2,420	(1,174)	(12,833)	(1,280)
Percent of revenues	0.6%	0.8%	(0.4)%	(13.2)%	(4.0)%
Equity in earnings of affiliate	—	—	—	1,163	—
Interest expense (income), net	1,729	1,460	2,000	(161)	(496)

Income (loss) before income taxes and extraordinary item	254	960	(3,174)	(11,509)	(784)
Income tax expense (benefit)	1,001	734	572	94	(219)

Income (loss) before extraordinary item	(747)	226	(3,746)	(11,603)	(565)
Extraordinary item – gain on purchase of 51% share of Supplies Distributors	—	—	—	203	—

Net income (loss)	$(747)	$226	$(3,746)	$(11,400)	$(565)

Per share data:
Net income (loss) per share:
Basic	$(0.03)	$0.01	$(0.20)	$(0.63)	$(0.03)

Diluted	$(0.03)	$0.01	$(0.20)	$(0.63)	$(0.03)

Weighted average number of shares outstanding:
Basic	22,394	21,332	19,011	18,229	18,036
Diluted	22,394	23,468	19,011	18,229	18,036

	As of December 31,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Working capital	$23,359	$22,608	$21,407	$16,045	$11,189
Total assets	131,726	130,327	108,359	107,222	51,611
Long-term obligations	8,102	8,749	3,760	4,514	5,873
Shareholders’ equity	29,934	29,926	28,417	26,470	36,605

(a)	In June 2001, we changed our fiscal year end from March 31 to December 31.

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
•	The impact of forward looking statements;

•	Key transactions that we completed in 2005;

•	Our financial structure, including our historical financial presentation;

•	Our results of operations for the last three years;

•	Our relationship with our subsidiary Supplies Distributors;

•	Our liquidity and capital resources;

•	The impact of seasonality, inflation and recently issued accounting standards on our financial statements; and

•	Our critical accounting policies and estimates.
Forward-Looking Information
     We have made forward-looking statements in this Report on Form 10-K. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “seek,” “strive,” “believe,” “expect,” “anticipate,” “predict,” “potential,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “target” and “estimate” or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to those set forth above or elsewhere in this Report on Form 10-K, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:
•	our ability to retain and expand relationships with existing clients and attract and implement new clients;

•	our reliance on the fees generated by the transaction volume or product sales of our clients;

•	our reliance on our clients’ projections or transaction volume or product sales;

•	our dependence upon our agreements with IBM;

•	our dependence upon our agreements with our major clients;

•	our client mix, their business volumes and the seasonality of their business;

•	our ability to finalize pending contracts;

•	the impact of strategic alliances and acquisitions;

•	trends in the market for our services;

•	trends in e-commerce;

•	whether we can continue and manage growth;

•	changes in the trend toward outsourcing;

•	increased competition;

•	our ability to generate more revenue and achieve sustainable profitability;

•	effects of changes in profit margins;

•	the customer and supplier concentration of our business;

•	the unknown effects of possible system failures and rapid changes in technology;

•	trends in government regulation both foreign and domestic;

•	foreign currency risks and other risks of operating in foreign countries;

•	potential litigation;

•	our dependency on key personnel;

•	the impact of new accounting standards and rules regarding revenue recognition, stock options and other matters;

•	changes in accounting rules or the interpretations of those rules;

•	our ability to raise additional capital or obtain additional financing;

•	our ability and the ability of our subsidiaries to borrow under current financing arrangements and maintain compliance with debt covenants;

•	our relationship with and our guarantees of certain of the liabilities and indebtedness of our subsidiaries;

•	whether outstanding warrants issued in a prior private placement will be exercised in the future;

•	the transition costs resulting from our merger with eCOST;

•	our ability to successfully integrate eCOST into our business to achieve the anticipated benefits of the merger;

•	eCOST’s potential indemnification obligations to its former parent;

•	eCOST’s ability to maintain existing and build new relationships with manufacturers and vendors and the success of its advertising and marketing efforts; and

•	eCOST’s ability to increase its sales revenue and sales margin and improve operating efficiencies.

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
Key Transactions in 2005
      During 2005, we completed the following key transactions:
•	We completed the implementation of many new contracts signed in 2004. These newly implemented contracts contributed $15.2 million in new service fee revenues during 2005.

•	We entered into new contracts with new and existing clients with estimated fully implemented full year annual service fees of approximately $4 to $5 million based on current client projections. Service fee revenues invoiced from these new contracts in 2005 were approximately $1.3 million. We also recognized approximately $2.3 million of service fee revenue in 2005 from special projects with new and existing clients.

•	We opened a new 602,000 square foot distribution facility in Southaven, Mississippi.

•	We entered into a letter of intent to merge with eCOST, which we subsequently completed in February 2006.

•	We relocated into another 300,000 square foot distribution center in Southaven, Mississippi and recorded approximately $1.4 million of incremental relocation-related costs associated with this move.
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
     Our second business segment is a product revenue model. In this segment, we are a master distributor of product for IBM and certain other clients. In this capacity, we purchase, and thus own, inventory and recognize the corresponding product revenue. As a result, upon the sale of inventory, we own the accounts receivable. Freight costs billed to customers are reflected as components of product revenue. This business segment requires significant working capital requirements, for which we have senior credit facilities to provide for more than $86 million of available financing.
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
     Growth is a key element to us achieving our future goals, including reaching and maintaining sustainable profitability. Growth in our service fee business is driven by two main elements: new client relationships and organic growth from existing clients. We have refocused our sales efforts on larger contracts with brand-name companies and we have seen the sales cycle lengthen and the number of new contract signings slow down in 2005. Our 2005 results include approximately 25%, or approximately $1.3 million, of what we believe will ultimately be the fully operational annual fee revenue under new client relationships entered into in 2005, which is currently estimated to be approximately $4 to $5 million.
     Growth within our product revenue business is anticipated to occur as the result of our merger with eCOST, which was completed in February 2006. The merger will provide a line of product revenue focused around the web-commerce market appealing to a broad range of consumer and small business customers. The product line currently offers more than 100,000 products in twelve primary merchandise categories, including computer hardware and software, home electronics, digital imaging, watches and jewelry, housewares, DVD movies, video games, travel, bed and bath, apparel and accessories, licensed sports gear and cellular/wireless.
     We continue to monitor and control our costs to focus on profitability. While we expect our new service fee contracts to yield increased gross profit, we also expect to incur incremental investments to implement new contracts, investments in infrastructure and sales and marketing to support our targeted growth and increased public company professional fees.
     Our expenses comprise primarily four categories: 1) cost of product revenue, 2) cost of service fee revenue, 3) cost of pass-through revenue and 4) selling, general and administrative (“SG&A”) expenses.
     Cost of product revenue — subsequent to October 1, 2002 cost of product revenue consists of the purchase price of product sold and freight costs, which are reduced by certain reimbursable expenses. These reimbursable expenses include pass-through customer marketing programs, direct costs incurred in passing on any price decreases offered by IBM to Supplies Distributors or its customers to cover price protection and certain special bids, the cost of products provided to replace defective product returned by customers and certain other expenses as defined under the master distributor agreements.
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

     Monitoring and controlling our available cash balances continues to be a primary focus. Our cash and liquidity positions are important components of our financing of both current operations and our targeted growth. In recent years we have added to our available cash and liquidity positions through various transactions. First we have a working capital financing agreement with a bank that currently provides financing for up to $7.5 million of eligible accounts receivable and has provided financing for $2.5 million of eligible capital expenditures. Secondly, in 2003 we completed a private placement of approximately 1.6 million shares of our common stock to certain investors that provided net proceeds of approximately $3.2 million. In January 2005, we issued an additional 0.4 million shares of common stock to certain of these investors who exercised warrants issued in the private placement. The warrants exercised provided $1.3 million of additional proceeds. Thirdly, in 2004 we received proceeds of $5.0 million of taxable revenue bonds to finance capital additions to our new facility in Southaven, MS which was supported by a $5.0 million letter of credit facility with a bank.
Historical Financial Presentation
     We believe our historical financial statements may not provide a meaningful comparison to our current and future financial performance for the reasons described below.
     In 2001, we changed our year-end reporting date from March 31, 2001 to December 31, 2001. The audited financials for this nine-month period are presented as such and are considered to be a full-reporting period.
     The financial information presented for the periods prior to October 1, 2002 reflect our agreements with IBM as master distributors of certain IBM products (until July 2001 a third party, and from July 2001 until September 2002, Supplies Distributors, our 49% owned subsidiary). Under these agreements, the master distributors owned and distributed the IBM product and we provided transaction management and fulfillment services to the master distributors. Under these agreements, we did not own the IBM product and our revenue was service fee revenue (based on product sales volume or other transaction based pricing) and not product revenue.
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

	Year Ended December 31
	2005	2004	2003
Product revenue, net	76.3%	83.1%	87.0%
Service fee revenue	18.3	13.1	11.8
Pass-through revenue	5.4	3.8	1.2

Total revenues	100.0	100.0	100.0

Cost of product revenue (as % of product revenue)	93.2	94.2	94.4
Cost of service fee revenue (as % of service fee revenue)	75.0	66.7	68.6

	Year Ended December 31
	2005	2004	2003
Cost of pass-through revenue (as % of pass-through revenue)	100.0	100.0	100.0

Total costs of revenues	90.2	90.8	91.4

Gross profit	9.8	9.2	8.6
Selling, general and administrative expenses	9.2	8.4	9.0

Income (loss) from operations	0.6	0.8	(0.4)
Interest expense, net	0.5	0.5	0.7

Income (loss) before income taxes and extraordinary gain	0.1	0.3	(1.1)
Income tax expense	0.3	0.2	0.2

Net income (loss)	(0.2)%	0.1%	(1.3)%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Product Revenue, Net. Product revenue was $252.9 million for the year ended December 31, 2005, as compared to $267.5 million for the year ended December 31, 2004, a decrease of $14.6 million or 5.4%. The decrease in annual product revenue resulted primarily from a decrease in hardware sales volume and increased efficiency of certain products offset by certain product price increases.
     Service Fee Revenue. Service fee revenue was $60.8 million for the year ended December 31, 2005 as compared to $42.1 million for the year ended December 31, 2004, an increase of $18.7 million or 44.5%. Service fee revenue for the period included increased service fees generated from incremental projects with certain client relationships. The change in service fee revenue is shown below ($ millions):

Year ended December 31, 2004	$42.1
New service contract relationships, including projects	15.2
Increase in existing client service fees from organic growth net of reduction in client project activity	4.7
Terminated clients not included in 2005 revenue	(1.2)

Year ended December 31, 2005	$60.8

     Service fee revenue for the year ended December 31, 2005 included approximately $2.4 million of fees earned from client contracts terminated during 2005.
     Cost of Product Revenue. Cost of product revenue was $235.6 million for the year ended December 31, 2005, as compared to $252.0 million for the year ended December 31, 2004, a decrease of $16.4 million or 6.5%. Cost of product revenue as a percent of product revenue was 93.2% during the year ended December 31, 2005 and 94.2% during the year ended December 31, 2004. The resulting gross profit margin was 6.8% and 5.8% for the year ended December 31, 2005 and 2004, respectively. The decrease in annual cost of product revenue from the prior year resulted primarily from certain incremental inventory cost reductions and the result of decreased sales volumes of certain products. In addition, 2004 included higher provisions for excess and obsolete inventory of $1.2 million compared to 2005.
     Cost of Service Fee Revenue. Cost of service fee revenue was $45.6 million for the year ended December 31, 2005, as compared to $28.1 million during the year ended December 31, 2004, an increase of $17.5 million or 62.5%. The resulting service fee gross profit was $15.2 million or 25.0% of service fee revenue, during the year ended December 31, 2005 as compared to $14.0 million, or 33.3% of service fee revenue for the year ended December 31, 2004. Our gross profit as a percent of service fee revenue decreased in the current period primarily due to lower gross margins on certain new contracts partially due to higher costs incurred during the implementation and initial operating periods of these new contracts. The 2004 results also reflects the higher gross margin benefit related to certain project revenue that did not occur at a similar level in 2005. As we add new service fee revenue in the future, we currently intend to target the underlying contracts to earn an average gross profit percentage of 25-

35%, but we have and may continue to accept lower gross margin percentages on certain contracts depending on contract scope and other factors.
     Selling, General and Administrative Expenses. SG&A expenses were $30.5 million for the year ended December 31, 2005 or 9.2% of total net revenues, as compared to $27.1 million, or 8.4% of total revenues, for the year ended December 31, 2004. SG&A expenses increased from the prior year primarily due to approximately $1.4 million of incremental costs incurred in 2005 to relocate certain of our operations from Memphis, Tennessee to a new facility in Southaven, Mississippi, the legal fees related to the Daisytek lawsuit filed in May 2005 (see Part I. Item 3. Legal Proceedings), incremental sales and marketing expenses and certain personnel related costs.
     Income Taxes. For the years ended December 31, 2005 and 2004, we recorded a tax provision of $1.0 million and $0.7 million, respectively, primarily associated with Supplies Distributors’ Canadian and European operations. We did not record an income tax benefit for our PFSweb Canadian pre-tax losses in the current or prior periods. We anticipate that we will continue to record an income tax provision associated with Supplies Distributors’ Canadian and European results of operations. A valuation allowance has been provided for most of our net deferred tax assets as of December 31, 2005, which are primarily related to our net operating loss carryforwards.
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
     Selling, General and Administrative Expenses. SG&A expenses were $27.1 million for the year ended December 31, 2004 or 8.4% of total net revenues, as compared to $25.7 million, or 9.0% of total revenues, for the year ended December 31, 2003. SG&A expenses increased from the prior year primarily due to additional expenses incurred in preparation of complying with the Sarbanes-Oxley Act of 2002 and incremental sales and marketing expenses.
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
Supplies Distributors and its Subsidiaries
     Supplies Distributors and its subsidiaries act as master distributors of various IBM and other products and, pursuant to a transaction management services agreement between us and Supplies Distributors, we provide transaction management and fulfillment services to Supplies Distributors and its subsidiaries. Since October 2002, we have owned 100% of Supplies Distributors. In addition to our equity investment in Supplies Distributors, we have also provided Supplies Distributors with a subordinated loan that, as of December 31, 2005, had an outstanding balance of $7.0 million.
     In September 2003, Supplies Distributors paid us a $0.6 million dividend. In September 2004 and December 2004, Supplies Distributors paid us a $0.6 million and $0.2 million dividend, respectively. In June 2005, Supplies Distributors paid us a $1.0 million dividend. Pursuant to the terms of its amended credit agreements, Supplies Distributors is currently restricted from paying cash dividends without the prior approval of its lenders. In addition, no distribution may be made if, after giving effect thereto, the net worth of Supplies Distributors would be less than $1.0 million.
Liquidity and Capital Resources
     Net cash provided by operating activities was $0.8 million for the year ended December 31, 2005 and primarily resulted from increases in income, as adjusted for non-cash items, of $5.4 million and accounts payable, accrued expenses and other liabilities of $2.5 million partially offset by increases in accounts receivable of $4.5 million, prepaid expenses, other receivables and other assets of $1.8 million and an increase in inventories of $0.8 million. Net cash provided by operating activities was $5.5 million for the year ended December 31, 2004 and primarily resulted from income, as adjusted for non-cash items, of $6.4 million and increases in accounts payable, accrued expenses and other liabilities of $15.1 million partially offset by increases in accounts receivable of $9.8 million, prepaid expenses, other receivables and other assets of $5.8 million. The December 31, 2004, accounts payable balance was higher than normal primarily due to the timing of invoice processing by one of our master distributor vendors.
     Net cash used in investing activities for the year ended December 31, 2005 totaled $2.8 million, resulting from capital expenditures of $3.9 million offset by a decrease in restricted cash of $1.1 million. Net cash used in investing activities for the year ended December 31, 2004 totaled $8.8 million, resulting from capital expenditures of $7.7 million and an increase in restricted cash of $1.1 million. The fluctuations in restricted cash for both years related primarily to the timing of the Mississippi taxable bond proceeds and payments that were restricted specifically for payment on capital additions or as repayment on the outstanding bonds.

     Capital expenditures have historically consisted primarily of additions to upgrade our management information systems and general expansion of our facilities, both domestic and foreign. We expect to incur capital expenditures to support new contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate that our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months will be approximately $4 million to $7 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients as well as the eCOST infrastructure. To maintain our current operating cash position, a portion of these expenditures may be financed through debt, operating or capital leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event that we do not achieve the revenue necessary to support such investments.
     Net cash provided by financing activities was approximately $2.1 million for the year ended December 31, 2005, primarily representing $1.2 million of proceeds from debt and $2.1 million of proceeds from the issuance of common stock pursuant to our employee stock purchase and stock option programs and warrant exercises partially offset by $1.2 million of payments on our capital lease obligations. Net cash provided by financing activities was approximately $2.2 million for the year ended December 31, 2004, primarily representing $3.3 million of proceeds from debt and $0.5 million of proceeds from the issuance of common stock pursuant to our employee stock purchase and stock option programs partially offset by $1.1 million of payments on our capital lease obligations.
     During the year ended December 31, 2005, our working capital increased to $23.4 million from $22.6 million at December 31, 2004 primarily as a result of cash flow from operations plus incremental debt and issuance of common stock, partially offset by capital expenditures. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our own credit facilities, expanding our current credit facilities, entering into new debt agreements or transferring to third-parties a portion of our subordinated loan balances due from Supplies Distributors. In conjunction with certain of these alternatives, we may be required to provide certain letters of credit to secure these arrangements. No assurances can be given that we will be successful in obtaining any additional financing or the terms thereof. We currently believe that our cash position, financing available under our credit facilities and funds generated from operations (including our anticipated revenue growth and/or cost reductions to offset lower than anticipated revenue growth) will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our lease obligations, and additional subordinated loans to our subsidiaries, if necessary, for at least the next twelve months.
     The following is a schedule of our total contractual cash obligations, which is comprised of operating leases, debt, vendor financing and capital leases (including interest), as of December 31, 2005 (in millions):

	Payments Due By Period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Debt and vendor financing	$67,960	$61,822	$2,122	$2,008	$2,008
Capital lease obligations	3,952	2,443	1,322	187	—
Operating leases	21,312	7,485	10,259	2,787	781

Total	$93,224	$71,750	$13,703	$4,982	$2,789

     In support of certain debt instruments and leases, as of December 31, 2005 and 2004, we had $0.7 million and $0.9 million, respectively, of cash restricted as collateral for letters of credit. These letters of credit expire at various dates through March 2007, the related debt and lease obligations termination dates. As of December 31, 2005 and 2004, we had $1.6 million and $2.5 million, respectively, of cash restricted for payment of capital expenditures or repayment to lenders. We do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.
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
     Supplies Distributors has a short-term credit facility with IBM Credit LLC (“IBM Credit”) and its European subsidiaries have a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance their distribution of IBM products. We have provided a collateralized guaranty to secure the repayment of these credit facilities. The asset-based credit facilities provide financing for up to $30.5 million and up to 12.5 million Euros (approximately $14.8 million) with IBM Credit and IBM Belgium, respectively. These agreements expire in March 2007.
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
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million Euros (approximately $8.9 million) of eligible accounts receivables through March 2007.
     These credit facilities contain cross default provisions, various restrictions upon the ability of Supplies Distributors and its subsidiaries to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties, provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as cash flow from operations, annualized revenue to working capital, net profit after tax to revenue, minimum net worth and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, we are required to maintain a subordinated loan to Supplies Distributors of no less than $6.5 million, maintain restricted cash of less than $5.0 million and are restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure and a minimum shareholders’ equity of at least $18.0 million. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or its subsidiaries under these facilities if they are unable to do so. We have also provided a guarantee of the obligations of Supplies Distributors and its subsidiaries to IBM, excluding the trade payables that are financed by IBM credit.
     Our subsidiary, Priority Fulfillment Services, Inc. (“PFS”), has entered into a Loan and Security Agreement with Comerica Bank (“Comerica”), which, as amended, provides for up to $7.5 million of eligible accounts receivable financing through March 2007, and up to $2.5 million of eligible equipment purchases through June 2008. We entered this Agreement to supplement our existing cash position, and provide funding for our future operations, including our targeted growth. The Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, and a minimum liquidity ratio, as defined. The agreement also limits our ability to increase the subordinated loan to Supplies Distributors to more than $8.0 million without the lender’s approval. The agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb.
     In 2003, we entered into a Securities Purchase Agreement with certain institutional investors in a private placement transaction pursuant to which we issued and sold an aggregate of 1.6 million shares of our common stock, par value $.001 per share (the “Common Stock”), at $2.16 per share, resulting in gross proceeds of $3.4 million. After deducting expenses, the net proceeds were approximately $3.2 million. In addition to the Common Stock, the investors received one-year warrants to purchase an aggregate 525,692 shares of Common Stock at an exercise price of $3.25 per share and four-year warrants to purchase an aggregate of 395,486 shares of Common Stock at an exercise price of $3.30 per share. In January 2005, 394,865 of the one-year warrants were exercised prior to their expiration, generating net proceeds to us of $1.3 million, and 131,277 of the one-year warrants expired unexercised. As the result of the merger with eCOST, the exercise price of the four-year warrants has been adjusted to $2.47 per share and the number of warrants has been adjusted to 528,382.
     In 2004, to fulfill our obligations under certain new client relationships, we entered into a three-year operating lease arrangement for a new distribution facility in Southaven, MS, near our existing distribution complex in Memphis, TN. We have incurred more than $5 million in capital expenditures to support the incremental business in this new distribution center. We financed a significant portion of these expenditures through a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) pursuant to which the MBFC issued $5 million MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned us the proceeds of the Bonds for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in our new Southaven, Mississippi distribution facility. The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) in the initial face amount of $5.1 million issued by Comerica pursuant to a Reimbursement Agreement between us and Comerica under which we are obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has a maturity date of January 2007 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof.
          To the extent we fail to comply with the various debt covenants described above, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. Any requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of December 31, 2005, we were in compliance with all debt covenants and we believe that we will maintain such compliance throughout calendar year 2006.
     Through our merger with eCOST, we plan to align the core strengths of each company, in order to leverage our operational infrastructure and technology expertise with eCOST’s customer base and supplier relationships. Specifically, we are targeting to achieve $4 to $5 million in annual cost savings in the first full year of operation following the integration. These savings are expected to result from, among other things, reductions in the following costs:
•	Certain redundant administrative and public company activities;

•	Excess capacity and other related facility expenses;

•	Technology, telecommunications and operational costs; and

•	Overall outbound freight costs due to additional freight options.
     We currently are targeting eCOST to be nearly fully incorporated into our infrastructure by the end of the third quarter of 2006 at which time we expect to begin realizing the full potential of the expected cost savings.
Additionally, we believe the combined companies can pursue a variety of incremental revenue and gross profit-related opportunities, such as:
•	Increase the number of “virtual warehouse” partnerships for both electronics and non-electronic goods;

•	Develop higher margin non-product and service categories;

•	Expand international sales, particularly in Europe and Canada, where we maintain a presence; and

•	Utilize our stronger financial platform to enhance eCOST’s working capital resources to expand access to exclusive products and deals.
     We can provide no assurance that such plans or the underlying financial benefits will be achieved. Additionally, even with such plans, we expect that eCOST will operate at a loss during 2006 and will require funding to support its operations.
     eCOST currently has an asset-based line of credit facility of up to $15.0 million with Wachovia, which is collateralized by substantially all of eCOST’s assets. Borrowings under the facility are limited to a percentage of eligible accounts receivable and letter of credit availability is limited to a percentage of accounts receivable and inventory. As of March 27, 2006, eCOST had $1.5 million of letters of credit outstanding, $1.2 of outstanding advances and $1.0 million of available credit under this facility. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as a minimum tangible net worth of $1 million, as defined. As of March 31, 2006, PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.
     eCOST has historically incurred significant operating losses and used cash to fund its operations. As a result, we expect that we will be required to invest cash to fund eCOST’s operations, which we cannot do without approval from our lenders. The amount of cash needed to support eCOST operations depends upon the financing available under its credit line as well as the length of time it takes to successfully transition and incorporate eCOST into our current infrastructure. As of March 31, 2006, we have received lender approval to use a maximum of $3.5 million in cash to fund eCOST’s cash flow requirements. We can provide no assurance that we will receive further approval from our lenders if additional financing needs are required by eCOST. In addition, PFSweb has provided a guaranty of certain eCOST vendor trade payables.
     If eCOST is unable to meet its requirements under its debt obligations and bank facility, the guarantees referred to above could be called upon.
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
Impact of Recently Issued Accounting Standards
     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, Share-Based Payment, which provides interpretive guidance related to SFAS 123R. SFAS 123R requires all share-based payment transactions to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We will adopt SFAS 123R effective January 2006 and currently estimate the adoption to result in approximately $0.8 million of compensation expense in 2006, without considering future stock-based awards.
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
     Allowance for Doubtful Accounts
     The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current credit worthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Inherently, these uncertainties require us to make frequent judgments and estimates regarding our customers’ ability to pay amounts due us to determine the appropriate amount of valuation allowances required for doubtful accounts. Provisions for doubtful accounts are recorded when it becomes evident that the customer will not make the required payments at either contractual due dates or in the future. Reserves for doubtful accounts totaled $0.5 million at both December 31, 2005 and 2004. We believe that our reserve for doubtful accounts is adequate to cover anticipated losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required.
     Inventory Reserves
     Inventories (merchandise, held for resale, all of which are finished goods) are stated at the lower of weighted average cost or market. Supplies Distributors and its subsidiaries assume responsibility for slow-moving inventory under certain master distributor agreements, subject to certain termination rights, but have the right to return product rendered obsolete by engineering changes, as defined. We review inventory for impairment on a periodic basis, but at a minimum, annually. Recoverability of the inventory on hand is measured by comparison of the carrying value of the inventory to the fair value of the inventory. This requires us to record provisions and maintain reserves for excess or obsolete inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand and market conditions. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. At December 31, 2005 and 2004, our allowance for slow moving inventory totaled $1.5 million and $2.5 million, respectively. We believe that our reserves are adequate to cover anticipated losses under current conditions. Significant or unanticipated changes to our estimates and forecasts, either adverse or positive, could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required.
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
Interest Rate Risk
     Our interest rate risk is limited to our outstanding balances on our inventory and working capital financing agreements, taxable revenue bonds, loan and security agreements, and factoring agreement for the financing of inventory, accounts receivable and certain other receivables and certain equipment, which amounted to $66.3 million at December 31, 2005. A 100 basis point movement in interest rates would result in approximately $0.3 million annualized increase or decrease in interest expense based on the outstanding balance of these agreements at December 31, 2005.
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
We have audited the accompanying consolidated balance sheets of PFSweb, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedules as of December 31, 2005 and 2004, and for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PFSweb, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules as of December 31, 2005 and 2004, and for each of the years in the three-year period ended December 31, 2005, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
Dallas, Texas
February 24, 2006, except for Notes 3 and 4 as to which the date is March 31, 2006

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,683	$13,592
Restricted cash	2,077	2,746
Accounts receivable, net of allowance for doubtful accounts of $484 and $504 at December 31, 2005 and 2004, respectively	44,556	41,565
Inventories, net	43,654	44,947
Other receivables	9,866	8,061
Prepaid expenses and other current assets	3,213	3,349

Total current assets	117,049	114,260

PROPERTY AND EQUIPMENT, net	13,040	14,264
RESTRICTED CASH	150	675
OTHER ASSETS	1,487	1,128

Total assets	$131,726	$130,327

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$21,626	$19,098
Trade accounts payable	60,053	61,583
Accrued expenses	12,011	10,971

Total current liabilities	93,690	91,652

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	6,289	7,232
OTHER LIABILITIES	1,813	1,517
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 40,000,000 shares authorized; 22,613,314 and 21,665,585 shares issued at December 31, 2005 and 2004, respectively; and 22,527,014 and 21,579,285 outstanding at December 31, 2005 and 2004, respectively	23	22
Additional paid-in capital	58,736	56,645
Accumulated deficit	(29,824)	(29,077)
Accumulated other comprehensive income	1,084	2,421
Treasury stock at cost, 86,300 shares	(85)	(85)

Total shareholders’ equity	29,934	29,926

Total liabilities and shareholders’ equity	$131,726	$130,327

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31
(In thousands, except per share data)

	2005	2004	2003
REVENUES:
Product revenue, net	$252,902	$267,470	$249,230
Service fee revenue	60,783	42,076	33,771
Pass-through revenue	17,972	12,119	3,435

Total revenues	331,657	321,665	286,436

COSTS OF REVENUES:
Cost of product revenue	235,584	251,968	235,317
Cost of service fee revenue	45,597	28,067	23,159
Cost of pass-through revenue	17,972	12,119	3,435

Total costs of revenues	299,153	292,154	261,911

Gross profit	32,504	29,511	24,525

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	30,521	27,091	25,699

Income (loss) from operations	1,983	2,420	(1,174)

INTEREST EXPENSE	1,824	1,590	2,124
INTEREST INCOME	(95)	(130)	(124)

Income (loss) before income taxes	254	960	(3,174)
INCOME TAX EXPENSE	1,001	734	572

NET INCOME (LOSS)	$(747)	$226	$(3,746)

EARNINGS (LOSS) PER SHARE:
Basic	$(0.03)	$0.01	$(0.20)

Diluted	$(0.03)	$0.01	$(0.20)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	22,394	21,332	19,011

Diluted	22,394	23,468	19,011

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data)

					Accumulated
			Additional		Other			Total	Comprehensive
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders’	Income
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity	(Loss)
Balance, December 31, 2002	18,397,983	$18	$52,094	$(25,557)	$—	86,300	$(85)	$26,470
Net loss	—	—	—	(3,746)	—	—	—	(3,746)	$(3,746)
Stock based compensation expense	—	—	6	—	—	—	—	6
Employee stock purchase plan	618,446	1	261	—	—	—	—	262
Proceeds from exercised options	649,568	1	618	—	—	—	—	619
Private placement of common stock	1,581,944	1	3,177	—	—	—	—	3,178
Other comprehensive income— foreign currency translation adjustment	—	—	—	—	1,628	—	—	1,628	1,628

Comprehensive loss									$(2,118)

Balance, December 31, 2003	21,247,941	$21	$56,156	$(29,303)	$1,628	86,300	$(85)	$28,417
Net income	—	—	—	226	—	—	—	226	$226
Stock based compensation expense	—	—	14	—	—	—	—	14
Employee stock purchase plan	226,381	1	316	—	—	—	—	317
Proceeds from exercised options	191,263	—	159	—	—	—	—	159
Other comprehensive income— foreign currency translation adjustment	—	—	—	—	793	—	—	793	793

Comprehensive income									$1,019

Balance, December 31, 2004	21,665,585	$22	$56,645	$(29,077)	$2,421	86,300	$(85)	$29,926
Net loss	—	—	—	(747)	—	—	—	(747)	$(747)
Stock based compensation Expense	—	—	16	—	—	—	—	16
Employee stock purchase plan	401,270	—	613	—	—	—	—	613
Proceeds from exercised options	151,774	—	181	—	—	—	—	181
Warrants exercised	394,385	1	1,281	—	—	—	—	1,282
Other comprehensive loss— foreign currency translation adjustment	—	—	—	—	(1,337)	—	—	(1,337)	(1,337)

Comprehensive loss									$(2,084)

Balance, December 31, 2005	22,613,014	$23	$58,736	$(29,824)	$1,084	86,300	$(85)	$29,934

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
(In thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(747)	$226	$(3,746)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,112	4,643	4,497
Loss on disposition of assets	—	—	32
Asset and lease impairments	—	—	257
Provision for doubtful accounts	25	289	351
Provision for excess and obsolete inventory	—	1,204	1,984
Deferred income taxes	(8)	(81)	(134)
Non-cash compensation expense	16	14	6
Changes in operating assets and liabilities:
Accounts receivables	(4,490)	(9,838)	173
Inventories, net	(825)	(318)	2,527
Prepaid expenses, other receivables and other assets	(1,837)	(5,825)	896
Accounts payable, accrued expenses and other liabilities	2,510	15,149	(5,565)

Net cash provided by operating activities	756	5,463	1,278

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,918)	(7,698)	(1,982)
Decrease (increase) in restricted cash	1,143	(1,071)	1,744

Net cash used in investing activities	(2,775)	(8,769)	(238)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	2,076	475	4,059
Decrease (increase) in restricted cash	50	(359)	268
Payments on capital lease obligations	(1,199)	(1,134)	(954)
Proceeds from debt, net	1,188	3,266	1,816

Net cash provided by financing activities	2,115	2,248	5,189

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(5)	(93)	(81)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	91	(1,151)	6,148

CASH AND CASH EQUIVALENTS, beginning of period	13,592	14,743	8,595

CASH AND CASH EQUIVALENTS, end of period	$13,683	$13,592	$14,743

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under capital leases	$1,125	$1,330	$538

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
     Supplies Distributors has obtained certain financing (see Notes 3 and 4) that allows it to fund the working capital requirements for the sale of primarily IBM products. Pursuant to the transaction management services agreements, PFSweb provides to Supplies Distributors such services as managed web hosting and maintenance, procurement support, web-enabled customer contact center services, customer relationship management, financial services including billing and collection services, information management, and international distribution services. Additionally, IBM and Supplies Distributors have outsourced the product demand generation to a third party. Supplies Distributors sells its products in the United States, Canada and Europe.
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
Investment in Affiliate
     PFSweb has loaned Supplies Distributors monies in the form of a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Subordinated Note cannot be increased to more than $8.0 million or decreased to lower than $6.5 million without prior approval of the Company’s lenders (see Notes 3 and 4). As of December 31, 2005 and 2004, the outstanding balance of the Subordinated Note, which is eliminated upon the consolidation of Supplies Distributors’ financial position, was $7.0 million in each year.

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Use of Estimates
     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The recognition and allocation of certain operating expenses in these consolidated financial statements also require management estimates and assumptions. The Company’s estimates and assumptions are continually evaluated based on available information and experience. Because the use of estimates is inherent in the financial reporting process, actual results could differ from estimates.
Revenue and Cost Recognition
     Depending on the terms of the customer arrangement, the Company recognizes product revenue and product cost either upon the shipment of product to customers or when the customer receives the product. The Company permits its customers to return product for credit against other purchases, which include returns for defective products (that the Company then returns to the manufacturer) and incorrect shipments. The Company provides a reserve for estimated returns and allowances. The Company offers terms to its customers that it believes are standard for its industry.
     Freight costs billed to customers are reflected as components of product revenues. Freight costs incurred by Supplies Distributors are recorded as a component of cost of goods sold.
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
     Order management/customer care services relate primarily to taking customer orders for the Company’s clients’ products via various channels such as telephone call-center, electronic or facsimile. These services also entail addressing customer questions related to orders, as well as cross-selling/up-selling activities. Service fee revenue for this activity is recognized as the services are rendered. Fees charged to the client are on a per transaction basis based on either (i) a pre-determined fee per order or fee per telephone minutes incurred, (ii) a per dedicated agent fee, or (iii) are included in the product fulfillment service fees that are recognized on product shipment.
     The Company’s billings for reimbursement of out-of-pocket expenses, including travel and certain third-party vendor expenses such as shipping and handling costs and telecommunication charges are included in pass-through revenue. The related reimbursable costs are reflected as cost of pass-through revenue.
     The Company’s cost of service fee revenue, representing the cost to provide the services described above, is recognized as incurred. Cost of service fee revenue also includes certain costs associated with technology collaboration and ongoing technology support that include maintenance, web hosting and other ongoing programming activities. These activities are primarily performed to support the distribution and order

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
management/customer care services and are recognized as incurred.
     The Company recognizes revenue and records trade accounts receivables, pursuant to the methods described above, when collectibility is reasonably assured. Collectibility is evaluated in the aggregate and on an individual customer basis taking into consideration payment due date, historical payment trends, current financial position, results of independent credit evaluations and payment terms.
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

	December 31,	December 31,
	2005	2004
Deferred implementation revenues
Current	$1,547	$898
Non-current	862	821

	$2,409	$1,719

Deferred implementation costs
Current	$950	$507
Non-current	579	658

	$1,529	$1,165

     Current and non-current deferred implementation costs, excluding technology and development costs, are a component of prepaid expenses and other assets, respectively. Current and non-current deferred implementation revenues, which may precede the timing of when the related implementation costs are incurred and thus deferred, are a component of accrued expenses and other liabilities, respectively.
Concentration of Business and Credit Risk
     The Company’s product revenue is primarily generated by sales to customers of product purchased under master distributor agreements with one supplier. The Company’s service fee revenue is generated under contractual service fee relationships with multiple client relationships. A summary of the customer and client concentrations is as follows:

	December 31,	December 31,	December 31,
	2005	2004	2003
Product Revenue (as a percentage of Product Revenue):
Customer 1	14%	9%	12%
Customer 2	12%	12%	13%
Customer 3	11%	11%	10%

Service Fee Revenue (as a percentage of Service Fee Revenue):
Client 1	27%	42%	40%
Client 2	12%	15%	16%
Client 3	16%	—	—

Consolidated Revenue:
Customer/Client 1	10%	7%	10%
Customer/Client 2	7%	18%	16%
Accounts Receivable:
2 Customers/Clients	22%	27%	37%

     In conjunction with Supplies Distributors’ financings, PFSweb has provided certain collateralized guarantees on behalf of Supplies Distributors. Supplies Distributors’ ability to obtain financing on similar terms would be significantly impacted without these guarantees. Additionally, since Supplies Distributors has limited personnel and physical resources, its ability to conduct business could be materially impacted by contract terminations by the third party performing product demand generation for the IBM products.
     The Company has multiple arrangements with IBM and is dependent upon the continuation of such arrangements. These arrangements, which are critical to the Company’s ongoing operations, include Supplies Distributors’ master distributor agreements, certain of Supplies Distributors’ working capital financing agreements, product sales to IBM business units, and a term master lease agreement.
Cash and Cash Equivalents
     Cash equivalents are defined as short-term highly liquid investments with original maturities of three months or less.
Restricted Cash
     Restricted cash includes the following items (in thousands):

	December 31,	December 31,
	2005	2004
Current:
Letters of credit security	$525	$225
Customer remittances	1,139	1,190
Bond financing	413	1,331

Total current	2,077	2,746
Long term:
Letters of credit security	150	675

Total restricted cash	$2,227	$3,421

     The Company has cash restricted as collateral for letters of credit that secure certain debt and lease obligations (see Notes 4 and 9). The letters of credit currently expire at various dates through March 2007.
     In conjunction with certain of its financing agreements, Supplies Distributors has granted to its lenders a security interest in certain customer remittances received in specified bank accounts (see Note 4). At December 31, 2005 and 2004, these bank accounts held $1.1 million and $1.2 million, respectively, which was restricted for payment to the lenders against the outstanding debt.
Other Receivables and Liabilities
     Other receivables include $9.8 million and $7.9 million as of December 31, 2005 and 2004, respectively, for amounts due from IBM for billings under the master distributor agreements (see Note 6).
     During 2001, the Company received a governmental grant for investments made in fixed assets in its Belgium operations. At establishment, the total grant of approximately $1.6 million was deferred and is being recognized as a reduction in depreciation expense during the same period during which the related fixed assets are being depreciated. As of December 31, 2005 and 2004, the current portion of the unamortized grant, which was $0.2 million and $0.3 million, respectively, is included in accrued expenses and the long-term portion of the unamortized grant, which was $0.2 million and $0.5 million, respectively, is included in other liabilities in the accompanying consolidated balance sheets. For the years ended December 31, 2005, 2004 and 2003, the Company recognized approximately $0.3 million as a reduction of depreciation expense related to the grant.

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Inventories
     Inventories (all of which are finished goods) are stated at the lower of weighted average cost or market. Supplies Distributors assumes responsibility for slow-moving inventory under certain master distributor agreements, subject to certain termination rights, but has the right to return product rendered obsolete by engineering changes, as defined (see Note 6). The Company reviews inventory for impairment on a periodic basis, but at a minimum, annually. Recoverability of the inventory on hand is measured by comparison of the carrying value of the inventory to the fair value of the inventory. During 2003, the Company agreed to certain modifications to a selected master distributor agreement. As a result of these modifications, the Company reevaluated its inventory for impairment during 2003, and increased its allowance for slow moving inventory. As of December 31, 2005 and 2004, the allowance for slow moving inventory was $1.5 million and $2.5 million, respectively.
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
Property and Equipment
     The components of property and equipment as of December 31, 2005 and 2004 are as follows (in thousands):

	December 31,	December 31,
	2005	2004	Depreciable Life
Furniture and fixtures	$17,399	$9,996	2-10 years
Purchased and capitalized software costs	10,473	9,356	1-7 years
Computer equipment	8,611	8,130	2-3 years
Leasehold improvements	5,879	6,044	2-9 years
Other, primarily construction-in-progress	150	3,982	3-7 years

	42,512	37,508

Less-accumulated depreciation and amortization	(29,472)	(23,244)

Property and equipment, net	$13,040	$14,264

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
     The Company’s property held under capital leases amount to approximately $3.3 million and $3.0 million, net of accumulated amortization of approximately $8.3 million and $5.4 million, at December 31, 2005 and 2004, respectively.
Foreign Currency Translation and Transactions
     For the Company’s Canadian and European operations, the local currency is the functional currency. All assets

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
and liabilities are translated at exchange rates in effect at the end of the period, and income and expense items are translated at the average exchange rates for the period.
     The Company includes currency gains and losses on short-term intercompany advances in the determination of net income. Currency gains and losses, including transaction gains and losses and those on short-term intercompany advances, included in net income or loss were a net loss of approximately $0.3 million and net gains of $0.2 million and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company will continue to report gains or losses on intercompany foreign currency transactions that are of a long-term investment nature as a separate component of shareholders’ equity.
Stock-Based Compensation
     The Company accounts for stock-based employee compensation plans using the intrinsic-value method as outlined under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and related interpretations. The following table shows the pro forma effect on the Company’s net income (loss) and income (loss) per share as if compensation cost had been recognized for stock-based employee compensation plans based on their fair value at the date of the grant. The pro forma effect of stock-based employee compensation plans on the Company’s net income (loss) for those years may not be representative of the pro forma effect for future years due to the impact of vesting and potential future awards.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
	(In thousands, except per share amounts)
Net income (loss) as reported	$(747)	$226	$(3,746)
Add: Stock-based non-employee compensation expense included in reported net loss	2	14	6
Deduct: total stock-based employee and non-employee compensation expense determined under fair value based method	(1,002)	(841)	(754)

Pro forma net loss, applicable to common stock for basic and diluted computations	$(1,747)	$(601)	$(4,494)

Income (loss) per common share – as reported
Basic and diluted	$(0.03)	$0.01	$(0.20)

Loss per common share – pro forma
Basic and diluted	$(0.08)	$(0.03)	$(0.24)

Impact of Recently Issued Accounting Standards
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supersedes APB Opinion No. 25. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, Share-Based Payment, which provides interpretive guidance related to SFAS 123R. SFAS 123R requires all share-based payment transactions to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company will adopt SFAS 123R effective January 1, 2006 using the modified prospective transition method of adoption and expects the adoption to result in approximately $0.8 million of compensation expense in 2006, without considering future grants.
Income Taxes
     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
not to be realized.
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
Net Income (Loss) Per Common Share
     Basic and diluted net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the reporting period. For the calculation of diluted net income per share for the year ended 2004, weighted average shares outstanding are increased by approximately 2.1 million shares, reflecting the dilutive effect of stock options. Stock options not included in the calculation of diluted net income (loss) per share for the years ended December 31, 2005, 2004 and 2003, were 5.4 million, 0.7 million, and 4.4 million, respectively, as the effect would be anti-dilutive. Warrants not included in the calculation of diluted net income (loss) per share for the years ended December 31, 2005 and 2004, were 0.4 million and 0.9 million, respectively, as the effect would be anti-dilutive.
Cash Paid During Year
     The Company made payments for interest of approximately $1.9 million, $1.7 million and $1.9 million and income taxes of approximately $0.7 million, $0.6 million and $0.5 million during the years ended December 31, 2005, 2004, and 2003, respectively (see Notes 3, 4 and 8).
3. Vendor Financing
     Outstanding obligations under vendor financing arrangements consist of the following (in thousands):

	December 31,	December 31,
	2005	2004
Inventory and working capital financing agreements:
United States	$30,092	$26,962
Europe	12,071	13,110

Total	$42,163	$40,072

Inventory and Working Capital Financing Agreement, United States
     Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of IBM products in the United States, providing financing for eligible IBM inventory and for certain other receivables up to $30.5 million through its expiration in March 2006. As of December 31, 2005, Supplies Distributors had $0.4 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including its parent company subsidiaries and PFSweb), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $7.0 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 1% (8.25% and 6% as of December 31, 2005 and 2004, respectively). The facility also includes a monthly service fee.
     On March 28, 2006, Supplies Distributors entered into an amended credit facility with IBM Credit LLC, which extends the termination date through March 2007, reduces the minimum Subordinated Note balance to $6.5 million, and reduces the interest rate to prime plus 0.5%. The Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.
Inventory and Working Capital Financing Agreement, Europe
     Supplies Distributors’ European subsidiaries have a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance their distribution of IBM products in Europe. The asset based credit facility with IBM Belgium provides up to 12.5 million Euros (approximately $14.8 million) in financing for purchasing IBM inventory and for certain other receivables through its expiration in March 2006. As of December 31, 2005, Supplies Distributors’ European subsidiaries had 2.3 million euros ($2.7 million) of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors and its European subsidiaries to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including its parent company, sister company and PFSweb), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors’ European subsidiaries, as well as collateralized guaranties of Supplies Distributors and PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $7.0 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at Euribor plus 2.0% and 2.5% as of December 31, 2005 and 2004, respectively (4.1% and 4.7% as of December 31, 2005 and 2004, respectively). Supplies Distributors’ European subsidiaries pay a monthly service fee on the commitment. In addition, a security interest was granted to IBM Belgium for certain European customer remittances received in specified bank accounts.
     On March 28, 2006, Supplies Distributors’ European subsidiaries entered into an amended credit facility with IBM Belgium, which extends the termination date through March 2007, reduces the minimum Subordinated Note balance to $6.5 million and reduces the interest rate to Euribor plus 1.5%. The Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.
4. Debt and Capital Lease Obligations:
     Outstanding obligations under debt and capital lease obligations consist of the following (in thousands):

	December 31,	December 31,
	2005	2004
Loan and security agreements, United States:
Supplies Distributors	$11,673	$8,328
PFSweb	6,640	4,853
Factoring agreement, Europe	576	3,848
Taxable revenue bonds	5,000	5,000
Master lease agreements	3,713	3,141
Inventory and working capital financing agreement –
Europe	—	682
Other	313	478

Total	27,915	26,330
Less current portion of long-term debt	21,626	19,098

Long-term debt, less current portion	$6,289	$7,232

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
Loan and Security Agreement — Supplies Distributors
     Supplies Distributors has a loan and security agreement with Congress Financial Corporation (Southwest) (“Congress”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of December 31, 2005, Supplies Distributors had $4.6 million of available credit under this agreement. The Congress facility expires on the earlier of March 29, 2007 or the date on which the parties to the IBM master distributor agreement (see Note 6) no longer operate under the terms of such agreement and/or IBM no longer supplies products pursuant to such agreement. Borrowings under the Congress facility accrue interest at prime rate to prime rate plus 0.25% or Eurodollar rate plus 2.25% to 2.75%, dependent on excess availability, as defined. The interest rate as of December 31, 2005 was 7.25% for $7.7 million of outstanding borrowings and 6.6% for $4.0 million of outstanding borrowings. This agreement contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including its parent company, subsidiaries and PFSweb), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $6.5 million and restricted cash of less than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks and Congress pursuant to which a security interest was granted to Congress for all U.S. and Canadian customer remittances received in specified bank accounts. At December 31, 2005 and December 31, 2004, these bank accounts held $1.0 million and $1.2 million, respectively, which was restricted for payment to Congress.
Loan and Security Agreement – PFSweb
     Priority Fulfillment Services, Inc. (“PFS”), a wholly-owned subsidiary of PFSweb, has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”). The Comerica Agreement provides for up to $7.5 million of eligible accounts receivable financing (“Working Capital Advances”) through March 2007 and $2.5 million of equipment financing (“Equipment Advances”) through June 15, 2008. Outstanding Working Capital Advances, $5.4 million as of December 31, 2005, accrue interest at prime rate plus 1% (8.25% as of December 31, 2005). Outstanding Equipment Advances, $1.2 million as of December 31, 2005, accrue interest at prime rate plus 1.5% (8.75% as of December 31, 2005). As of December 31, 2005, PFS had $1.7 million of available credit under the Working Capital Advance portion of this facility and no funds available under the Equipment Advance portion of this facility. In January 2006, the Company repaid the $5.4 million of Working Capital Advances outstanding as of December 31, 2005. The Comerica Agreement contains cross default provisions, various restrictions upon ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including its subsidiaries and sister companies), make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the Subordinated Note to a maximum of $8 million. As of March 31, 2006, Comerica has provided approval for PFS to use $3.5 million in cash to fund the cash flow requirements of eCOST.com (see Note 13), a portion of which is subject to certain restrictions. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb, Inc. The Comerica Agreement requires PFS to maintain a minimum cash balance of $1.3 million at Comerica.
Factoring Agreement
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million euros (approximately $8.9 million) of eligible accounts receivables through March 2007. As of December 31, 2005, Supplies Distributors’ European subsidiary had approximately 3.2 million euros ($3.8 million) of available credit under this agreement. Borrowings accrue interest at Euribor plus 0.6% (3.0% at December 31, 2005). This agreement contains various restrictions upon the ability of Supplies Distributors’ European subsidiary to, among other things, merge, consolidate and incur indebtedness, as well as financial covenants, such as minimum net worth. This agreement is secured by a guarantee of Supplies

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
Distributors, up to a maximum of 200,000 euros.
Taxable Revenue Bonds
     PFSweb has a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of $5 million MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned the proceeds of the Bonds to PFSweb for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in the Company’s Southaven, Mississippi distribution facility. The Bonds bear interest at a variable rate (4.35% as of December 31, 2005), as determined by Comerica Securities, as Remarketing Agent. PFSweb, at its option, may convert the Bonds to a fixed rate, to be determined by the Remarketing Agent at the time of conversion.
     The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) in the initial face amount of $5.1 million issued by Comerica pursuant to a Reimbursement Agreement between PFSweb and Comerica under which PFSweb is obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has a maturity date of January 2007 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof. If the Letter of Credit is renewed or replaced, the Bonds require future principal repayments at $500,000 in January 2007 and $800,000 in cash of January 2008 through 2012. PFSweb has established a sinking fund account with Comerica, which at December 31, 2005 includes $0.4 million restricted for payments on the Bonds.
Debt Covenants
     To the extent the Company fails to comply with its covenants applicable to its debt or vendor financing obligations, including the monthly financial covenant requirements and required level of stockholders’ equity ($20.0 million), and one or all of the lenders accelerate the repayment of the credit facility obligations, the Company would be required to repay all amounts outstanding thereunder. Any acceleration of the repayment of the credit facilities would have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations.
     PFSweb has also provided a guarantee of the obligations of Supplies Distributors to IBM, excluding the trade payables that are financed by IBM credit.
Master Lease Agreements
     The Company has a Term Lease Master Agreement with IBM Credit Corporation (“Master Lease Agreement”) that provides for leasing or financing transactions of equipment and other assets, which generally have terms of 3 to 5 years. The outstanding leasing transactions ($0.7 million and $1.2 million as of December 31, 2005 and 2004, respectively) are secured by the related equipment and letters of credit (see Note 2). The outstanding financing transactions ($0.2 million and $0.5 million as of December 31, 2005 and 2004, respectively) are secured by a letter of credit (see Note 2).
     The Company has a master agreement with a leasing company that provided for leasing transactions of certain equipment. The amounts outstanding under this agreement as of December 31, 2005 and 2004 were $1.9 million and $1.2 million, respectively, and are secured by the related equipment.
     The Company has other leasing and financing agreements and will continue to enter into those arrangements as needed to finance the purchasing or leasing of certain equipment or other assets. Borrowings under these agreements are generally secured by the related equipment.
Debt and Capital Lease Maturities
     The Company’s aggregate maturities of debt subsequent to December 31, 2005 are as follows (in thousands):

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Fiscal year ended December 31,
2006	$19,403
2007	900
2008	800
2009	800
2010	800
Thereafter	1,600

Total	$24,303

     The following is a schedule of the Company’s future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 2005 (in thousands):

Fiscal year ended December 31,
2006	$2,443
2007	938
2008	384
2009	132
Thereafter	55

Total minimum lease payments	$3,952
Less amount representing interest at rates ranging from 5.5% to 15.4%	(340)

Present value of net minimum lease payments	3,612
Less: Current portion	(2,223)

Long-term capital lease obligations	$1,389

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
Employee Stock Purchase Plan
     In 2000, the Company’s shareholders approved the PFSweb Employee Stock Purchase Plan (the “Stock Purchase Plan”) that is qualified under Section 423 of the Internal Revenue Code of 1986, to provide employees of the Company an opportunity to acquire a proprietary interest in the Company. The Stock Purchase Plan provided for acquisition of the Company’s common stock at a 15% discount to the lower of the beginning or end of a calendar quarter’s market value. The Stock Purchase Plan permits each U.S. employee who has completed ninety days of service to elect to participate in the plan. Eligible employees may elect to contribute with after-tax dollars up to a maximum annual contribution of $25,000. In 2005, the Company’s shareholders approved amendments to the Stock Purchase Plan that increased the number of shares of common stock reserved for issuance under the Stock Purchase Plan and effective January 1, 2006 reduced the acquisition price discount to 5% of the market value on the date of purchase. The Company has reserved 4.0 million shares of its common stock under the Stock Purchase Plan. During the years ended December 31, 2005, 2004 and 2003, the Company issued 401,270, 226,381 and 618,446 shares under the Stock Purchase Plan, respectively. As of December 31, 2005, there were 2,225,920 shares available for further issuance under the Stock Purchase Plan, of which 14,691 were issued in January 2006.
Private Placement Transaction
     In November 2003, the Company entered into a Securities Purchase Agreement with certain institutional investors in a private placement transaction pursuant to which the Company issued and sold an aggregate of

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
1,581,944 shares of its common stock, par value $.001 per share (the “Common Stock”), at $2.16 per share, resulting in gross proceeds of $3.4 million. After deducting expenses, the net proceeds were approximately $3.2 million. In addition to the Common Stock, the investors received one-year warrants to purchase an aggregate 525,692 shares of Common Stock at an exercise price of $3.25 per share and four-year warrants to purchase an aggregate of 395,486 shares of Common Stock at an exercise price of $3.30 per share. In January 2005, 394,685 of the one-year warrants were exercised prior to their expiration, generating net proceeds to the Company of $1.3 million, and 131,277 of the one-year warrants expired unexercised. As a result of the merger with eCOST (see Note 13), the four-year warrants have been adjusted such that there are now 528,382 warrants outstanding with an exercise price of $2.47 per share.
Stock Options and Stock Option Plans
PFSweb Plan Options
     The Company has authorized 8,500,000 shares of common stock for issuance under two 1999 stock option plans and 35,000 shares for issuance under a stock option agreement (the “Stock Option Plans”). The Stock Option Plans provide for the granting of incentive awards in the form of stock options to directors, executive management, key employees, and outside consultants of the Company. The right to purchase shares under the employee stock option agreements typically vest over a three-year period, one-twelfth each quarter. Stock options must be exercised within 10 years from the date of grant. Stock options are generally issued at fair market value. The Company recorded stock based compensation expense of $16,000, $14,000 and $6,000 in the years ended December 31, 2005, 2004 and 2003, respectively, in connection with stock options to purchase an aggregate of 31,000 shares issued under the Stock Option Plans to non-employees.
     As of December 31, 2005, there were 2,942,447 shares available for future options under the Stock Option Plans.
     The following table summarizes stock option activity under the Stock Option Plans:

			Weighted Average
	Shares	Price Per Share	Exercise Price
Outstanding, December 31, 2002	3,605,669	$0.44—$16.00	$1.12
Granted	835,000	$0.39—$2.26	$0.42
Exercised	(328,730)	$0.39—$1.92	$0.81
Canceled	(256,208)	$0.39—$1.92	$1.10

Outstanding, December 31, 2003	3,855,731	$0.39—$16.00	$1.00
Granted	808,000	$1.48—$2.96	$1.64
Exercised	(160,133)	$0.39—$1.92	$0.85
Canceled	(61,491)	$0.39—$10.45	$1.65

Outstanding, December 31, 2004	4,442,107	$0.39—$16.00	$1.11
Granted	767,000	$1.76—$2.57	$2.51
Exercised	(120,740)	$0.39—$1.92	$1.21
Canceled	(140,417)	$0.39—$2.57	$1.96

Outstanding, December 31, 2005	4,947,950	$0.39—$16.00	$1.30

     As of December 31, 2005 and 2004, 4,033,136 and 3,395,120 options were exercisable, respectively. The weighted average fair value per share of options granted during the years ended December 31, 2005, 2004 and 2003 was $2.07, $1.40 and $0.35, respectively.
     The following table summarizes information concerning currently outstanding and exercisable stock options issued under the Stock Option Plans as of December 31, 2005:

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Outstanding as of	Remaining	Average	Exercisable as of	Average
Exercise Prices	December 31, 2005	Contractual Life	Exercise Price	December 31, 2005	Exercise Price
$0.39-$0.91	2,912,845	6.3	$0.78	2,799,052	$0.79
$1.16-$1.92	1,340,355	6.7	$1.74	1,022,584	$1.77
$2.05-$2.96	687,000	9.0	$2.58	203,750	$2.59
$10.45-$16.00	7,750	3.6	$11.17	7,750	$11.17

	4,947,950	6.8	$1.30	4,033,136	$1.15

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
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
     As a result of the stock option replacement process described above, in conjunction with the Spin-off, PFSweb stock options (the “Non-plan Options”) were issued to PFSweb and Daisytek officers, directors and employees. These options were issued as one-time grants and were not issued under the Stock Option Plans. The terms and provisions of the Non-plan Options are substantially the same as options issued under the Stock Option Plans.
     As of December 31, 2005, 439,235 Non-plan Options were outstanding, all of which were held by PFSweb officers, directors and employees.
     The following table summarizes stock option activity under the Non-plan Options:

			Weighted Average
	Shares	Price Per Share	Exercise Price
Outstanding, December 31, 2002	1,184,807	$ 0.91—$10.58	$1.05
Granted	—	$ —	$—
Exercised	(320,838)	$ 0.91—$1.17	$1.10
Canceled	(359,001)	$ 0.91—$1.17	$1.16

Outstanding, December 31, 2003	504,968	$ 0.91—$10.58	$0.95
Granted	—	$ —	$—
Exercised	(31,130)	$ 0.91	$0.91
Canceled	(569)	$ 5.78—$ 10.58	$6.47

Outstanding, December 31, 2004	473,269	$ 0.91—$10.58	$0.95
Granted	—	$ —	$—
Exercised	(31,034)	$ 0.91	$0.91
Canceled	(3,000)	$ 0.91	$0.91

Outstanding, December 31, 2005	439,235	$ 0.91—$10.58	$0.95

     As of December 31, 2005 and 2004, 439,235 and 473,269 of Non-plan Options outstanding were exercisable, respectively.
     The following table summarizes information concerning Non-plan Options outstanding and exercisable as of December 31, 2005:

Options Outstanding				Options Exercisable
		Weighted
	Outstanding as of	Average	Weighted	Exercisable as of	Weighted
Range of	December 31,	Remaining	Average	December 31,	Average
Exercise Prices	2005	Contractual Life	Exercise Price	2005	Exercise Price
$ 0.91	437,005	5.9	$0.91	437,005	$0.91
$ 5.78-$10.58	2,230	2.0	$8.83	2,230	$8.83

	439,235	5.9	$0.95	439,235	$0.95

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
Fair Value
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants of options under the Stock Option Plans:

	Year Ended	Year Ended	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Expected dividend yield	—	—	—
Expected stock price volatility	104% - 105%	107% - 118%	115% - 118%
Risk-free interest rate	3.6% - 4.6%	3.9% - 4.8%	3.4% - 4.3%
Expected life of options (years)	5-6	5	5
     The fair value of each share of common stock granted under the Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended	Year Ended	Year Ended
	December 31, 2005	December 31, 2004	December 31, 2003
Expected dividend yield	—	—	—
Expected stock price volatility	102% - 107%	107% - 115%	115% - 119%
Risk-free interest rate	2.3% - 4.0%	0.9% - 2.2%	0.9% - 1.2%
Expected life of options (months)	3	3	3
     The weighted average fair value per share of common stock granted under the Stock Purchase Plan granted during the years ended December 31, 2005, 2004 and 2003 was $0.98, $0.74 and $0.51, respectively.
6. Master Distributor Agreements
     Supplies Distributors, PFSweb and IBM have entered into master distributor agreements whereby Supplies Distributors acts as a master distributor of various IBM products and PFSweb provides transaction management and fulfillment services to Supplies Distributors. The master distributor agreements expire in March 2007 and can be extended for additional one-year terms upon mutual agreement by all parties. Under the master distributor agreements, IBM sells product to Supplies Distributors and reimburses Supplies Distributors for certain freight costs, direct costs incurred in passing on any price decreases offered by IBM to Supplies Distributors or its customers to cover price protection and certain special bids, the cost of products provided to replace defective product returned by customers and other certain expenses as defined. Supplies Distributors can return to IBM product rendered obsolete by IBM engineering changes after customer demand ends. IBM determines when a product is obsolete. IBM and Supplies Distributors also have verbal agreements under which IBM reimburses or collects from Supplies Distributors amounts calculated in certain inventory cost adjustments.
     Supplies Distributors passes through to customers marketing programs specified by IBM and administers, along with a party performing product demand generation for the IBM products, such programs according to IBM guidelines.
7. Supplies Distributors
     Pursuant to an operating agreement, Supplies Distributors is restricted from making any distributions to PFSweb if, after giving affect thereto, Supplies Distributors’ net worth would be less than $1.0 million. At December 31, 2005, Supplies Distributors’ net worth was $8.8 million. Under the terms of its amended credit agreements, Supplies Distributors is currently restricted from paying annual cash dividends without the prior approval of its lenders (see Notes 3 and 4). In June 2005, Supplies Distributors paid a $1.0 million dividend to PFSweb. In 2004, Supplies Distributors paid a $0.8 million dividend to PFSweb. In September 2003, Supplies Distributors paid a $0.6 million dividend to PFSweb.
8. Income Taxes
     A reconciliation of the difference between the expected income tax expense at the U.S. federal statutory corporate tax rate of 34%, and the Company’s effective tax rate is as follows (in thousands):

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
Income tax provision (benefit) computed at statutory rate	$86	$326	$(1,079)
Impact of foreign taxation	(16)	(9)	(48)
Items not deductible for tax purposes	337	60	623
Change in valuation reserve	706	478	1,197
Other	(112)	(121)	(121)

Provision for income taxes	$1,001	$734	$572

     The consolidated income (loss) before income taxes, by domestic and foreign entities, is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
Domestic	$(1,211)	$(549)	$(2,745)
Foreign	1,465	1,509	(429)

Total	$254	$960	$(3,174)

     Current and deferred income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
Current
Domestic	$151	$74	$79
State	80	49	64
Foreign	778	692	563

Total current	1,009	815	706
Deferred
Domestic	—	—	—
State	—	—	(31)
Foreign	(8)	(81)	(103)

Total deferred	(8)	(81)	(134)

Total	$1,001	$734	$572

     The components of the deferred tax asset (liability) are as follows (in thousands):

	December 31,	December 31,
	2005	2004
Deferred tax asset:
Allowance for doubtful accounts	$164	$171
Inventory reserve	641	761
Property and equipment	1,140	74
Net operating loss carryforwards	10,129	10,812
Other	670	612

	12,744	12,430
Less — Valuation reserve	12,422	12,225

Total deferred tax asset	322	205
Deferred tax liability	(108)	(166)

Deferred tax asset, net	$214	$39

     Management believes that PFSweb has not established a sufficient history of earnings, on a stand-alone basis, to support the more likely than not realization of certain deferred tax assets in excess of existing taxable temporary differences. A valuation allowance has been provided for these net deferred income tax assets as of December 31, 2005 and 2004. At December 31, 2005, net operating loss carryforwards relate to taxable losses of PFSweb’s Europe subsidiary totaling approximately $10.3 million, PFSweb’s Canada subsidiary totaling approximately $3.6 million

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
and PFSweb’s U.S. subsidiary totaling approximately $15.7 million that expire at various dates through 2020. The U.S. net operating loss carryforward includes $4.6 million relating to tax benefits of stock option exercises and, if utilized, will be recorded against additional paid-in-capital upon utilization rather than as an adjustment to income tax expense from continuing operations.
9. Commitments and Contingencies
     The Company leases facilities, warehouse, office, transportation and other equipment under operating leases expiring in various years through December 31, 2012. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced by other leases. The Company also subleases a certain Canadian facility under a sublease agreement through December 31, 2006 as well one of our distribution facilities in Memphis, TN through December 31, 2008. Minimum future annual rental payments and sublease receipts under non-cancelable operating leases having original terms in excess of one year are as follows (in thousands):

	Operating Lease
	Payments	Sub-Lease Income
Fiscal year ended December 31,
2006	$7,485	$711
2007	6,319	572
2008	3,940	572
2009	1,863	—
2010	924	—
Thereafter	781	—

Total	$21,312	$1,855

     During the years ended December 31, 2005 and 2003, the Company relocated certain of its operations and entered into sublease agreements on the former facilities, which resulted in a charge of $0.4 million and $0.3 million, respectively, which is included in selling, general and administrative expense.
     Total rental expense under operating leases approximated $7.3 million, $5.4 million and $6.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Certain landlord required deposits are secured by letters of credit (see Note 2).
     The Company receives municipal tax abatements in certain locations. During 2004 the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements. The Company plans to dispute the notice. If the dispute is not resolved favorably, the Company could be assessed additional taxes for calendar years 2005 and 2004. The Company has not accrued for the additional taxes, which for 2005 and 2004 could be $0.4 million to $0.5 million each year, as the Company does not believe that it is probable that an additional assessment will be incurred.
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
     In the ordinary course of business, one or more of the Company’s clients may dispute Company invoices for services rendered or other charges. As of December 31, 2005, an aggregate of approximately $1.1 million of client invoices were in dispute. The Company believes it will resolve these disputes in its favor and has not recorded any reserve for such disputes.
10. Segment and Geographic Information
     The Company is organized into two operating segments: PFSweb is an international provider of integrated

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
business process outsourcing solutions and operates as a service fee business; Supplies Distributors is a master distributor of primarily IBM products.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
Revenues (in thousands):
PFSweb	$87,883	$62,621	$44,824
Supplies Distributors	252,902	267,470	249,230
Eliminations	(9,128)	(8,426)	(7,618)

	$331,657	$321,665	$286,436

Income (loss) from operations (in thousands):
PFSweb	$(5,292)	$(3,495)	$(6,317)
Supplies Distributors	7,275	5,908	5,114
Eliminations	—	7	29

	$1,983	$2,420	$(1,174)

Depreciation and amortization (in thousands):
PFSweb	$6,112	$4,636	$4,469
Supplies Distributors	—	14	58
Eliminations	—	(7)	(30)

	$6,112	$4,643	$4,497

Capital expenditures (in thousands):
PFSweb	$3,918	$7,698	$1,982
Supplies Distributors	—	—	—
Eliminations	—	—	—

	$3,918	$7,698	$1,982

	December 31,	December 31,
	2005	2004
Assets (in thousands):
PFSweb	$60,337	$56,610
Supplies Distributors	87,542	88,548
Eliminations	(16,153)	(14,831)

	$131,726	$130,327

     Geographic areas in which the Company operates include the United States, Europe (primarily Belgium), and Canada. The following is geographic information by area. Revenues are attributed based on the Company’s domicile.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003
Revenues (in thousands):
United States	$249,461	$225,300	$199,309
Europe	89,603	99,979	89,781
Canada	8,090	9,834	12,730
Inter-segment eliminations	(15,497)	(13,448)	(15,384)

	$331,657	$321,665	$286,436

	December 31,	December 31,
	2005	2004
Long-lived assets (in thousands):
United States	$11,874	$12,288
Europe	2,280	3,641
Canada	76	138

	$14,230	$16,067

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
11. Employee Savings Plan
     The Company has a defined contribution employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all full-time and part-time U.S. employees are eligible to participate in the plan. The Company, at its discretion, may match employee contributions to the plan and also make an additional matching contribution in the form of profit sharing in recognition of the Company’s performance. During the years ended December 31, 2005 and 2004, the Company matched 20% of employee contributions totaling approximately $116,000 and $60,000, respectively. During the year ended December 31, 2003 the Company matched 10% of employee contributions totaling approximately $30,000.
12. Quarterly Results of Operations (Unaudited)
     Unaudited quarterly results of operations for years ended December 31, 2005 and 2004 were as follows (amounts in thousands except per share data):

	Year Ended December 31, 2005
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Total revenues	$81,865	$84,870	$81,492	$83,430
Total cost of revenues	74,555	76,849	72,708	75,041
Gross profit	7,310	8,021	8,784	8,389
Selling, general and administrative expenses	6,966	7,952	8,441	7,162
Income from operations	344	69	343	1,227
Net income (loss)	(214)	(546)	(453)	466
Basic and diluted net income (loss) per share	(0.01)	(0.02)	(0.02)	0.02

	Year Ended December 31, 2004
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Total revenues	$77,485	$80,020	$77,017	$87,143
Total cost of revenues	71,490	72,119	69,630	78,915
Gross profit	5,995	7,901	7,387	8,228
Selling, general and administrative expenses	7,132	6,910	6,451	6,598
Income (loss) from operations	(1,137)	991	936	1,630
Net income (loss)	(1,767)	479	420	1,094
Basic and diluted net income (loss) per share	(0.08)	0.02	0.02	0.05
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
13. Subsequent Event
     On February 1, 2006, the Company, Red Dog Acquisition Corp., a newly-formed wholly-owned subsidiary of the Company (“Merger Sub”), and eCOST.com, Inc. (“eCOST”), a multi-category online discount retailer of new, “close-out” and refurbished brand-name merchandise for consumers and small business buyers, consummated the transactions contemplated by the Agreement and Plan of Merger dated as of November 29, 2005 (the “Merger Agreement”), pursuant to which, among other things, effective as of February 1, 2006, Merger Sub was merged (the “Merger”) with and into eCOST, with eCOST remaining as the surviving corporation and a wholly-owned subsidiary of the Company. As of February 1, 2006, each of the 18,858,132 issued and outstanding shares of common stock of eCOST have been converted into the right to receive one share of common stock of the Company. In conjunction with the merger, we issued 30,000 warrants to a former eCOST shareholder with an exercise price of $2.00 per share.
     The Company is in the process of identifying the intangible assets acquired through the merger process. Upon the completion of this identification, the Company will assign values to the assets acquired including the intangible

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
assets and goodwill. Using the average of the PFSweb closing stock price for the three days prior to the merger of $1.42, and the estimated transaction costs of $1.4 million, the estimated purchase price is approximately $28 million.

     The Company has provided guarantees of certain obligations of eCOST to its bank and a vendor and the company may provide additional guarantees in the future. eCOST has historically incurred significant operating losses and used cash to fund its operations. Through the merger, the Company plans to increase revenues, improve gross margins and reduce costs for this eCOST business.

     The Company can provide no assurance that such plans or the underlying financial benefits will be achieved. Additionally, even with such plans, the Company expects that eCOST will operate at a loss during 2006 and will require funding to support its operations.

     The Company may be required to invest cash to fund eCOST’s operations, which they can not do without approval from its lenders. As of March 31, 2006, the Company has received lender approval to use $3.5 million in cash to fund eCOST’s cash flow requirements. The Company can provide no assurance that they will receive further approval from its lenders if additional financing needs are required by eCOST.

     If eCOST is unable to meet its requirements under its debt obligations and bank facility, the guarantees referred to above could be called upon.

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
PART III
Item 10. Directors and Executive Officers of the Registrant
     Reference is made to the information to be set forth in the section entitled “Board of Directors” and “Committees of the Board” in the definitive proxy statement in connection with our Annual Meeting of Stockholders (the “Proxy Statement”), which section is incorporated herein by reference. Our Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the last day of our fiscal year ended December 31, 2005.
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
     The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2005:

	Number of securities	Weighted-average	Number of
	to be issued upon	exercise price of	securities
	exercise of	outstanding	remaining
	outstanding options	options and	available for
Plan category (1)	and warrants	warrants	future issuance
Equity compensation plans approved by security holders	4,947,950	$1.30	2,942,447
Equity compensation plans not approved by security holders	439,235	$0.95	—

Total	5,387,185		2,942,447

(1)	See Note 5 to the Consolidated Financial Statements for more detailed information regarding the registrant’s equity compensation plans.

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

2.	Exhibits

Exhibit
Number	Description of Exhibits
2.1 (19)	Agreement and Plan of Merger, dated as of November 29, 2005, by and among PFSweb, Inc., Red Dog Acquisition Corp and eCOST.com, Inc.

3.1 (1)	Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.1.1 (20)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.2 (1)	Amended and Restated Bylaws of PFSweb, Inc.

10.1 (17)	PFSweb, Inc. 2005 Employee Stock and Incentive Plan

10.2 (17)	PFSweb, Inc. 2005 Employee Stock Purchase Plan.

10.3 (18)	Amendment 3 to Loan and Security Agreement.

10.4 (18)	Amendment 6 to Agreement for Inventory Financing.

10.5 (18)	Amendment 1 to First Amended and Restated Loan and Security Agreement.

Exhibit
Number	Description of Exhibits
10.6 (16)	Amendment 5 to Amended and Restated Platinum Plan Agreement.

10.7 (16)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

10.8 (16)	Amendment No. 5 to Agreement for Inventory Financing.

10.9 (1)	Industrial Lease Agreement between Shelby Drive Corporation and Priority Fulfillment Services, Inc.

10.10 (1)	Lease Contract between Transports Weerts and Priority Fulfillment Services Europe B.V.

10.11 (2)	Form of Change of Control Agreement between PFSweb, Inc. and each of its executive officers

10.12 (4)	Ninth Amendment to Lease Agreement by and between AGBRI ATRIUM. L.P., and Priority Fulfillment Services, Inc.

10.13 (5)
Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., Inventory Financing Partners, LLC and IBM Credit Corporation

10.14 (5)	Amended and Restated Collateralized Guaranty by and between Priority Fulfillment Services, Inc. and IBM Credit Corporation

10.15 (5)	Amended and Restated Guaranty to IBM Credit Corporation by PFSweb, Inc.

10.16 (5)	Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation

10.17 (5)
Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors Europe B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

10.18 (5)	Amended and Restated Collateralized Guaranty between Priority Fulfillment Services, Inc. and IBM Belgium Financial Services S.A.

10.19 (5)	Amended and Restated Guaranty to IBM Belgium Financial Services S.A. by PFSweb, Inc.

10.20 (5)	Subordinated Demand Note by and between Supplies Distributors, Inc. and Priority Fulfillment Services, Inc.

10.21 (5)	Notes Payable Subordination Agreement between Congress Financial Corporation (Southwest) and Priority Fulfillment Services, Inc.

10.22 (5)	Guarantee in favor of Congress Financial Corporation (Southwest) by Business Supplies Distributors Holdings, LLC, Priority Fulfillment Services, Inc. and PFSweb, Inc.

10.23 (5)	General Security Agreement by Priority Fulfillment Services, Inc. in favor of Congress Financial Corporation (Southwest).

10.24 (5)	Inducement Letter by Priority Fulfillment Services, Inc. and PFSweb, Inc. in favor of Congress Financial Corporation (Southwest).

10.25 (6)	Form of Executive Severance Agreement between the Company and each of its executive officers.

10.26 (7)
Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., Inventory Financing Partners, LLC and IBM Credit Corporation

10.27 (7)
Amendment to Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors Europe B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

10.28 (7)	Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation

10.29 (7)	Amendment to Factoring agreement dated March 29, 2002 between Supplies Distributors S.A. and Fortis Commercial Finance N.V.

Exhibit
Number	Description of Exhibits
10.30 (8)
Loan and Security Agreement by and between Comerica Bank – California (“Bank”) and Priority Fulfillment Services, Inc. (“Priority”) and Priority Fulfillment Services of Canada, Inc. (“Priority Canada”)

10.31 (8)	Unconditional Guaranty of PFSweb, Inc. to Comerica Bank – California

10.32 (8)	Security Agreement of PFSweb, Inc. to Comerica Bank – California

10.33 (8)	Intellectual Property Security Agreement between Priority Fulfillment Services, Inc. and Comerica Bank – California

10.34 (8)
Amendment 2 to Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

10.35 (8)
Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., and IBM Credit LLC

10.36 (9)	Amendment to factoring agreement dated April 30, 2003 between Supplies Distributors S.A. and Fortis Commercial Finance N.V.

10.37 (9)	Loan and Security Agreement by and between Congress Financial Corporation (Southwest), as Lender and Supplies Distributors, Inc., as Borrower dated March 29, 2002.

10.38 (9)	General Security Agreement – Business Supplies Distributors Holdings, LLC in favor of Congress Financial Corporation (Southwest)

10.39 (9)	Stock Pledge Agreement between Supplies Distributors, Inc. and Congress Financial Corporation (Southwest)

10.40 (9)	First Amendment to General Security Agreement by Priority Fulfillment Services, Inc. in favor of Congress Financial Corporation (Southwest)

10.41 (10)	First Amendment to Loan and Security Agreement made as of September 11, 2003 by and between Priority Fulfillment Services, Inc., Priority Fulfillment Services of Canada, Inc. and Comerica Bank.

10.42 (11)	Securities Purchase Agreement dated as of November 7, 2003 between PFSweb, Inc. and the Purchasers named therein.

10.43 (11)	Form of Four Year Warrant dated as of November 7, 2003 issued to each of the Purchasers pursuant to the Securities Purchase Agreement.

10.44 (12)	Industrial Lease Agreement between New York Life Insurance Company and Daisytek, Inc.

10.45 (12)	First Amendment to Industrial Lease Agreement between New York Life Insurance Company, Daisytek, Inc. and Priority Fulfillment Services, Inc.

10.46 (12)	Second Amendment to Industrial Lease Agreement between ProLogis North Carolina Limited Partnership and Priority Fulfillment Services, Inc.

10.47 (12)	Modification, Ratification and Extension of Lease between Shelby Drive Corporation and Priority Fulfillment Services, Inc.

10.48 (13)
Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., and IBM Credit LLC

10.49 (13)
Amendment 4 to Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

10.50 (13)	Third Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.

10.51 (13)	First Amendment to Loan and Security Agreement by and between Congress Financial Corporation (Southwest), as Lender and Supplies Distributors, Inc., as Borrower.

10.52 (13)	Form of Modification to Executive Severance Agreement.

10.53 (14)	Industrial Lease Agreement by and between Industrial Developments International, Inc. and Priority Fulfillment Services, Inc.

Exhibit
Number	Description of Exhibits
10.54 (14)	Guaranty by PFSweb, Inc. in favor of Industrial Developments International, Inc.

10.55 (14)	Lease between Fleet National Bank and Priority Fulfillment Services, Inc.

10.56 (14)	Guaranty by PFSweb, Inc. in favor of Fleet National Bank

10.57 (14)	Amendment No. 3 to Lease dated as of March 3, 1999 between Fleet National Bank and Priority Fulfillment Services, Inc.

10.58 (15)	Loan Agreement between Mississippi Business Finance Corporation and Priority Fulfillment Services, Inc. dated as of November 1, 2004

10.59 (15)	Placement Agreement between Priority Fulfillment Services, Inc., Comerica Securities and Mississippi Business Finance Corporation

10.60 (15)	Reimbursement Agreement between Priority Fulfillment Services, Inc. and Comerica Bank

10.61 (15)	First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

10.62 (15)	Remarketing Agreement between Priority Fulfillment Services, Inc. and Comerica Securities

10.63 (20)	Amendment to factoring agreement dated December 12, 2005 between Supplies Distributors S.A. and Fortis Commercial Finance N.V.

21 (20)	Subsidiary Listing

23.1 (20)	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1 (20)	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2 (20)	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1 (20)	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended March 31, 2001

(3)	Incorporated by reference from PFSweb, Inc. Form 10-Q/A for the quarterly period ended September 30, 2001

(4)	Incorporated by reference from PFSweb, Inc. Form 10-K for the transition period ended December 31, 2001

(5)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2002

(6)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2002

(7)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2002

(8)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2003

(9)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2003

(10)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2003

(11)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 10, 2003

(12)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2003

(13)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2004

(14)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2004

(15)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2004.

(16)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2005.

(17)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 14, 2005.

(18)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2005.

(19)	Incorporated by reference from PFSweb, Inc. Current Report on Form 8-K filed on November 30, 2005.

(20)	Filed herewith

SCHEDULE I
PFSWEB, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS – PARENT COMPANY ONLY
(In thousands)

	December 31,	December 31,
	2005	2004
ASSETS:
Cash and cash equivalents	$—	$—
Receivable from Priority Fulfillment Services, Inc.	—	4,771
Investment in subsidiaries	36,535	25,155

Total assets	$36,535	$29,926

LIABILITIES:
Payable due to Priority Fulfillment Services, Inc.	$6,601	$—

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	23	22
Additional paid-in capital	58,736	56,645
Accumulated deficit	(29,824)	(29,077)
Accumulated other comprehensive income	1,084	2,421
Treasury stock	(85)	(85)

Total shareholders’ equity	29,934	29,926

Total liabilities and shareholders’ equity	$36,535	$29,926

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

SCHEDULE I
PFSWEB, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS – PARENT COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31
(In thousands)

	2005	2004	2003
EQUITY IN NET INCOME (LOSS) OF CONSOLIDATED SUBSIDIARIES	$(747)	$226	$(3,746)

NET INCOME (LOSS)	$(747)	$226	$(3,746)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

SCHEDULE I
PFSWEB, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS – PARENT COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31
(In thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(747)	$226	$(3,746)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in net (income) loss of consolidated subsidiaries	747	(226)	3,746
Change in operating asset-investment in subsidiaries	(13,447)	—	—

Net cash provided by operating activities	(13,447)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	2,075	475	4,059
Net increase/(decrease) in balance with Priority Fulfillment Services, Inc.	11,372	(475)	(4,081)

Net cash provided by/(used in) financing activities	13,447	—	(22)

NET DECREASE IN CASH	—	—	(22)

CASH AND CASH EQUIVALENTS, beginning of period	—	—	22

CASH AND CASH EQUIVALENTS, end of period	$—	$—	$—

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

SCHEDULE II
PFSWEB, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31
(Amounts in thousands)

		Additions
	Balance at	Charges to	Charges to		Balance at
	Beginning	Cost and	Other		End of
	of Period	Expenses	Accounts	Deductions	Period
Year Ended December 31, 2003:
Allowance for doubtful accounts	$411	351	—	(423)	$339
Allowance for slow moving inventory	$142	1,984	—	(812)	$1,314
Income tax valuation allowance	$10,207	1,197	—	—	$11,404
Year Ended December 31, 2004:
Allowance for doubtful accounts	$339	289	—	(124)	$504
Allowance for slow moving inventory	$1,314	1,204	—	(45)	$2,473
Income tax valuation allowance	$11,404	346	475	—	$12,225
Year Ended December 31, 2005:
Allowance for doubtful accounts	$504	40	—	(60)	$484
Allowance for slow moving inventory	$2,473	(230)	—	(704)	$1,539
Income tax valuation allowance	$12,225	107	90	—	$12,422

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

Signature	Title	Date
/s/ MARK C. LAYTON	Chairman of the Board, President and Chief Executive Officer	March 31, 2006

Mark C. Layton	(Principal Executive Officer)

/s/ THOMAS J. MADDEN	Executive Vice President and Chief Financial and Accounting	March 31, 2006

Thomas J. Madden	Officer (Principal Financial and Accounting Officer)

/s/ DR. NEIL JACOBS	Director	March 31, 2006

Dr. Neil Jacobs

/s/ TIMOTHY M. MURRAY	Director	March 31, 2006

Timothy M. Murray

/s/ JAMES F. REILLY	Director	March 31, 2006

James F. Reilly

/s/ DAVID I. BEATSON	Director	March 31, 2006

David I. Beatson