Form 10-K/A
period 2005-12-31
PFSWEB INC
filed 2006-04-04
CIK 1095315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

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

EXPLANATORY NOTE
        This Report is filed to solely for the purpose of including the signature of KPMG LLP in its opinion and consent which, through a typographical error, was not contained in the Company’s prior filing.

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

2.	Exhibits

Exhibit
Number	Description of Exhibits
2.1 (19)	Agreement and Plan of Merger, dated as of November 29, 2005, by and among PFSweb, Inc., Red Dog Acquisition Corp and eCOST.com, Inc.

3.1 (1)	Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.1.1 (21)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.2 (1)	Amended and Restated Bylaws of PFSweb, Inc.

10.1 (17)	PFSweb, Inc. 2005 Employee Stock and Incentive Plan

10.2 (17)	PFSweb, Inc. 2005 Employee Stock Purchase Plan.

10.3 (18)	Amendment 3 to Loan and Security Agreement.

10.4 (18)	Amendment 6 to Agreement for Inventory Financing.

10.5 (18)	Amendment 1 to First Amended and Restated Loan and Security Agreement.

Exhibit
Number	Description of Exhibits
10.6 (16)	Amendment 5 to Amended and Restated Platinum Plan Agreement.

10.7 (16)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

10.8 (16)	Amendment No. 5 to Agreement for Inventory Financing.

10.9 (1)	Industrial Lease Agreement between Shelby Drive Corporation and Priority Fulfillment Services, Inc.

10.10 (1)	Lease Contract between Transports Weerts and Priority Fulfillment Services Europe B.V.

10.11 (2)	Form of Change of Control Agreement between PFSweb, Inc. and each of its executive officers

10.12 (4)	Ninth Amendment to Lease Agreement by and between AGBRI ATRIUM. L.P., and Priority Fulfillment Services, Inc.

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

10.50 (13)	Third Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.

10.51 (13)	First Amendment to Loan and Security Agreement by and between Congress Financial Corporation (Southwest), as Lender and Supplies Distributors, Inc., as Borrower.

10.52 (13)	Form of Modification to Executive Severance Agreement.

10.53 (14)	Industrial Lease Agreement by and between Industrial Developments International, Inc. and Priority Fulfillment Services, Inc.

Exhibit
Number	Description of Exhibits
10.54 (14)	Guaranty by PFSweb, Inc. in favor of Industrial Developments International, Inc.

10.55 (14)	Lease between Fleet National Bank and Priority Fulfillment Services, Inc.

10.56 (14)	Guaranty by PFSweb, Inc. in favor of Fleet National Bank

10.57 (14)	Amendment No. 3 to Lease dated as of March 3, 1999 between Fleet National Bank and Priority Fulfillment Services, Inc.

10.58 (15)	Loan Agreement between Mississippi Business Finance Corporation and Priority Fulfillment Services, Inc. dated as of November 1, 2004

10.59 (15)	Placement Agreement between Priority Fulfillment Services, Inc., Comerica Securities and Mississippi Business Finance Corporation

10.60 (15)	Reimbursement Agreement between Priority Fulfillment Services, Inc. and Comerica Bank

10.61 (15)	First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

10.62 (15)	Remarketing Agreement between Priority Fulfillment Services, Inc. and Comerica Securities

10.63 (21)	Amendment to factoring agreement dated December 12, 2005 between Supplies Distributors S.A. and Fortis Commercial Finance N.V.

21 (21)	Subsidiary Listing

23.1 (20)	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1 (20)	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2 (20)	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1 (20)	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended March 31, 2001

(3)	Incorporated by reference from PFSweb, Inc. Form 10-Q/A for the quarterly period ended September 30, 2001

(4)	Incorporated by reference from PFSweb, Inc. Form 10-K for the transition period ended December 31, 2001

(5)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2002

(6)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2002

(7)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2002

(8)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2003

(9)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2003

(10)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2003

(11)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 10, 2003

(12)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2003

(13)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2004

(14)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2004

(15)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2004.

(16)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2005.

(17)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 14, 2005.

(18)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2005.

(19)	Incorporated by reference from PFSweb, Inc. Current Report on Form 8-K filed on November 30, 2005.

(20)	Filed herewith

(21)	Previously filed

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