Form 10-Q
period 2006-03-31
PFSWEB INC
filed 2006-05-15
CIK 1095315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
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
Registrant’s telephone number, including area code: (972) 881-2900
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At April 25, 2006 there were 41,415,259 shares of registrant’s common stock outstanding, excluding 86,300 shares of common stock in treasury.

PFSWEB, INC. AND SUBSIDIARIES
Form 10-Q
March 31, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
PFSWEB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,955	$13,683
Restricted cash	3,238	2,077
Accounts receivable, net of allowance for doubtful accounts of $1,757 and $484 at March 31, 2006 and December 31, 2005, respectively	52,160	44,556
Inventories, net	53,629	43,654
Other receivables	8,609	9,866
Prepaid expenses and other current assets	2,912	3,213

Total current assets	134,503	117,049

PROPERTY AND EQUIPMENT, net	13,304	13,040
RESTRICTED CASH	—	150
IDENTIFIABLE INTANGIBLES	7,521	—
GOODWILL	18,265	—
OTHER ASSETS	1,007	1,487

Total assets	$174,600	$131,726

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$26,262	$21,626
Trade accounts payable	73,319	60,053
Accrued expenses	15,565	12,011

Total current liabilities	115,146	93,690

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current Portion	1,595	6,289
OTHER LIABILITIES	2,277	1,813
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 41,501,559 and 22,613,314 shares issued at March 31, 2006 and December 31, 2005, respectively; and 41,415,259 and 22,527,014 outstanding at March 31, 2006 and December 31, 2005, respectively	42	23
Additional paid-in capital	85,749	58,736
Accumulated deficit	(31,411)	(29,824)
Accumulated other comprehensive income	1,287	1,084
Treasury stock at cost, 86,300 shares	(85)	(85)

Total shareholders’ equity	55,582	29,934

Total liabilities and shareholders’ equity	$174,600	$131,726

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2006	2005
REVENUES:
Product revenue, net	$90,204	$63,630
Service fee revenue	15,919	14,085
Pass-through revenue	4,545	4,150

Total revenues	110,668	81,865

COSTS OF REVENUES:
Cost of product revenue	84,354	59,637
Cost of service fee revenue	11,348	10,768
Pass-through cost of revenue	4,545	4,150

Total costs of revenues	100,247	74,555

Gross profit	10,421	7,310

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	11,361	6,966

Income (loss) from operations	(940)	344

INTEREST EXPENSE, NET	431	319

Income (loss) before income taxes	(1,371)	25
INCOME TAX EXPENSE	216	239

NET LOSS	$(1,587)	$(214)

NET LOSS PER SHARE:
Basic and Diluted	$(0.05)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and Diluted	34,904	22,136

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,587)	$(214)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,752	1,503
Provision for doubtful accounts	137	(81)
Provision for excess and obsolete inventory	63	—
Deferred income taxes	(15)	33
Stock option expense	239	—
Changes in operating assets and liabilities:
Restricted cash	476	—
Accounts receivables	(1,686)	1,275
Inventories, net	(2,578)	(2,035)
Prepaid expenses, other receivables and other assets	2,036	(2,065)
Accounts payable, accrued expenses and other liabilities	4,454	(1,952)

Net cash provided by (used in) operating activities	3,291	(3,536)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(690)	(2,073)
Payment for purchase of eCOST, net of cash acquired	(1,299)	—
Decrease in restricted cash	573	1,198

Net cash used in investing activities	(1,416)	(875)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(384)	(277)
Decrease (increase) in restricted cash	(1,026)	903
Proceeds from issuance of common stock	15	1,698
Proceeds from (payments on) debt, net	(209)	3,495

Net cash provided by (used in) financing activities	(1,604)	5,819

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1	(52)

NET INCREASE IN CASH AND CASH EQUIVALENTS	272	1,356

CASH AND CASH EQUIVALENTS, beginning of period	13,683	13,592

CASH AND CASH EQUIVALENTS, end of period	$13,955	$14,948

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under capital leases	$187	$327

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSweb, Inc. And Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
1. OVERVIEW AND BASIS OF PRESENTATION
     PFSweb, Inc. and its subsidiaries, including Supplies Distributors, Inc., and eCOST.com, Inc., are collectively referred to as the “Company;” “Supplies Distributors” refers to Supplies Distributors, Inc. and its subsidiaries; “eCOST” refers to eCOST.com, Inc.; and “PFSweb” refers to PFSweb, Inc. and its subsidiaries excluding Supplies Distributors and eCOST.
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
eCOST Overview
     eCOST is a multi-category online discount retailer of new, “close-out” and refurbished brand-name merchandise, selling products primarily to customers in the United States. eCOST offers products in twelve merchandise categories, including computer hardware and software, home electronics, digital imaging, watches and jewelry, housewares, DVD movies, video games, travel, bed and bath, apparel and accessories, licensed sports gear and cellular/wireless. eCOST carries products from leading manufacturers such as Apple, Canon, Citizen, Denon, Hewlett-Packard (“HP”), Nikon, Onkyo, Seiko and Toshiba.
Acquisition of eCOST
     Effective February 1, 2006, a wholly-owned subsidiary of PFSweb merged with and into eCOST, with eCOST surviving the merger as a wholly-owned subsidiary of PFSweb. Each of the 18,858,132 issued and outstanding shares of common stock of eCOST were converted into one share of common stock of the Company. In conjunction with the merger, PFSweb assumed 36,210 warrants previously issued to a former eCOST warrantholder with an exercise price of $2.00 per share, subject to the terms set forth. As a result of the merger, effective February 1, 2006, PFSweb began consolidating 100% of eCOST’s financial position and results of operations into PFSweb’s consolidated financial statements. The following table presents selected pro forma information, for comparative purposes, assuming the acquisition had occurred on January 1 for the periods presented (unaudited) (in thousands):

	Three Months Ended March 31,
	2006	2005
Net revenues	$123,835	$136,921
Net loss	(2,768)	(3,242)
Basic and diluted loss per share	(.07)	(.08)

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
      The unaudited pro forma information combines the historical unaudited consolidated statements of the Company’s operations and eCOST’s operations for the three months ended March 31, 2006 and 2005 giving effect to the merger and related events as if they had been consummated on January 1, for the periods presented. Pro forma adjustments have been made to reflect the amortization expense relating to the finite lives of certain acquired intangibles, such as trademark name and customer relationships and the reversal of the income tax benefit recognized by eCOST in the first quarter of 2005.
      The unaudited pro forma information does not reflect significant operational and administrative cost savings, which are referred to as synergies, that management estimates may be achieved as a result of the merger transaction, or other incremental costs that may be incurred as a direct result of the merger transaction. The unaudited pro forma net revenue and pro forma net loss are not necessarily indicative of the consolidated results of operations for future periods or the results of operations that would have been realized had the Company consolidated eCOST during the periods noted.
      The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of eCOST have been included in the Company’s consolidated financial statements since the date of acquisition. For purposes of computing the purchase price, the value of the 18.9 million shares of PFSweb common stock issued was $1.42 per common share, based on the average closing price of PFSweb’s common stock on NASDAQ for the period beginning two days prior to the consummation of the merger and ending on the consummation of the merger. The following table summarizes the preliminary unaudited, estimated fair value of the assets acquired and liabilities assumed as of February 1, 2006. The Company is in the process of finalizing the purchase price allocation and, accordingly, the allocation of the purchase price is subject to adjustment (in thousands):

Cash and restricted cash	$1,036
Accounts receivable, net	5,828
Inventories	7,078
Identifiable intangibles	7,657
Property and equipment	700
Other assets	322

Total assets acquired	22,621

Trade accounts payable	8,804
Accrued expenses	3,211
Other liabilities	793

Total liabilities assumed	12,808

Net assets acquired	9,813
Estimated purchase price	28,078

Goodwill acquired	$18,265

     Estimated purchase price for eCOST is as follows (in thousands):

Number of shares of common stock issued	18,858
Multiplied by PFSweb’s stock price	$1.42

Share consideration	$26,778
Estimated transaction costs	1,300

Estimated purchase price	$28,078

     The above purchase price has been preliminarily allocated based on estimates of the fair values of assets acquired and liabilities assumed. The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
      The excess of the purchase price over the fair value of the net assets acquired and liabilities assumed was allocated to goodwill. The total goodwill of $18.3 million, none of which is deductible for tax purposes, is not being amortized but is subject to an impairment test each year using a fair-value-based approach pursuant to SFAS No. 142. The Company is amortizing the identifiable intangible assets acquired on a straight-line basis over their estimated remaining useful lives.
Basis of Presentation
     The unaudited interim condensed consolidated financial statements as of March 31, 2006, and for the three months ended March 31, 2006 and 2005, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of March 31, 2006, its results of operations for the three months ended March 31, 2006 and 2005 and its results of cash flows for the three months ended March 31, 2006 and 2005. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.
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
Revenue Recognition
     Net sales include product sales, gross outbound shipping charges, and related handling fees, and to a lesser extent, third-party extended warranties and other services. eCOST recognizes revenue from product sales, net of estimated returns, promotional discounts, credit card fraud and chargebacks, and coupon redemptions, when both title and risk of loss to the products has transferred to the customer, which eCOST has determined to occur upon receipt of products by the customer. eCOST generally requires payment by

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
credit card upon placing an order, and to a lesser extent, grants credit to business customers on normal credit terms.
     eCOST periodically provides incentive offers to customers including percentage discounts off current purchases. Such discounts are recorded as a reduction of the related purchase price at the time of sale based on actual and estimated redemption rates. Future redemption rates are estimated using eCOST’s historical experience for similar sales inducement offers.
     For product sales shipped directly from eCOST’s vendors to end customers, eCOST records revenue and related costs at the gross amounts charged to the customer and paid to the vendor based on an evaluation of the criteria outlined in EITF No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent. eCOST’s evaluation is performed based on a number factors, including whether eCOST is the primary obligor in the transaction, has latitude in establishing prices and selecting suppliers, takes title to the products sold upon shipment, bears credit risk, and bears inventory risk for returned products that are not successfully returned to third-party suppliers. eCOST recognizes revenue on extended warranties and other services for which it is not the primary obligor on a net basis.
Investment in Affiliates
     PFSweb has loaned its subsidiaries Supplies Distributors and eCOST $6.5 million and $2.0 million, respectively, as of March 31, 2006, which are eliminated in consolidation. Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Supplies Distributors loan cannot be increased to more than $8.0 million or decreased to less than $6.5 million without prior approval of the Company’s lenders and the outstanding balance of the eCOST loan amount cannot be less than $2.0 million without prior approval of eCOST’s lender or increased above $3.5 million without the approval of PFSweb’s lender.
Concentration of Business and Credit Risk
     For the three months ended March 31, 2005, the Company’s product revenue was primarily generated by sales to customers of product purchased under master distributor agreements with one supplier. The Company’s service fee revenue is generated under contractual service fee relationships with multiple client relationships. A summary of the customer and client concentrations is as follows:

	March 31,	March 31,
	2006	2005
Product Revenue (as a percentage of Product Revenue):
Customer 1	12%	12%
Customer 2	9%	12%
Customer 3	8%	13%

Service Fee Revenue (as a percentage of Service Fee Revenue):
Client 1	22%	33%
Client 2	21%	13%
Client 3	12%	12%

Consolidated Revenue:
Customer/Client 1	7%	10%

Accounts Receivable:
2 Customers/Clients	22%	21%
     PFSweb has provided certain guarantees of its subsidiaries’, Supplies Distributors and eCOST,

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
financings and credit arrangements. These subsidiaries’ ability to obtain financing or credit arrangements on similar terms would be significantly impacted without these guarantees. Additionally, since Supplies Distributors has limited personnel and physical resources, its ability to conduct business could be materially impacted by any termination of its contract with the party performing product demand generation for the IBM products sold by Supplies Distributors.
      The Company has multiple arrangements with IBM and is dependent upon the continuation of such arrangements. These arrangements, which are critical to the Company’s ongoing operations, include Supplies Distributors’ master distributor agreements, certain of Supplies Distributors’ working capital financing agreements, product sales to IBM business units and a term master lease agreement.
      eCOST’s arrangements with its vendors are terminable by either party at will. Loss of any vendors could have a material adverse effect on its financial position, results of operations and cash flows. Sales of HP and HP-related products represented 31% of eCOST’s net sales, or 6% of consolidated net sales, in the three months ended March 31, 2006.
Cash and Cash Equivalents
     Cash equivalents are defined as short-term highly liquid investments with original maturities of three months or less.
Accounts Receivable
     Accounts receivable consist primarily of amounts due from customers/clients to whom the Company has extended credit as well as amounts due from vendors related to co-op advertising costs. The Company records vendor receivables at such time as all conditions have been met that would entitle the Company to receive such vendor funding and is thereby considered fully earned.
     The Company maintains an allowance for doubtful accounts receivable based upon estimates of future collection. The Company regularly evaluates customers’ financial condition and credit history in determining the adequacy of the allowance for doubtful accounts. The Company also maintains an allowance for uncollectible vendor receivables, which arise from vendor rebate programs, price protections and other promotions. The Company determines the sufficiency of the vendor receivable allowance based upon various factors, including payment history. If estimated allowances for uncollectible accounts or vendor receivables subsequently prove insufficient, additional allowances may be required.
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
     Supplies Distributors inventories include merchandise in-transit that has not been received by the Company but that has been shipped and invoiced by Supplies Distributors’ vendors. The corresponding payable for inventories in-transit is included in accounts payable in the accompanying consolidated financial statements.
     eCOST inventories include goods in-transit to customers. eCOST establishes inventory reserves based

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
upon estimates of potential declines in values due to inventories that are potentially slow moving or obsolete, potential excess levels of inventory or values assessed at potentially lower than cost.
     The allowance for slow moving inventory was $1.6 million and $1.5 million at March 31, 2006 and December 31, 2005, respectively.
Property and Equipment
     The Company’s property held under capital leases amounted to approximately $3.4 million and $3.3 million, net of accumulated amortization of approximately $8.7 million and $8.3 million, at March 31, 2006 and December 31, 2005, respectively.
Advertising Costs
     eCOST produces and circulates catalogs at various dates throughout the year and receives market development funds and co-op advertising funds from vendors included in each catalog. Pursuant to Statement of Position (“SOP”) 93-7, Reporting on Advertising Costs, the costs of developing, producing and circulating each catalog are deferred and charged to advertising expense ratably over the life of the catalog based on the revenue generated from each catalog, approximately eight weeks. Advertising expenses for eCOST, including those for catalog, internet and other methods, were $888,000 for the period from the eCOST acquisition date through March 31, 2006 and are included in selling, general and administrative expenses. There were no such expenses to the Company prior to the acquisition of eCOST.
     Market development and co-op advertising funds pursuant to Emerging Issues Task Force (“EITF”) 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received form a Vendor, are recognized as an offset to cost of goods sold. Direct market development and co-op funds for eCOST were $479,000 for the period from the acquisition date through March 31, 2006. There were no such funds recognized by the Company prior to the acquisition of eCOST.
Intangible Assets
     Intangible assets acquired consisted of the following as of March 31, 2006 (in thousands):

		Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	Period	Amount	Amortization	Amount
Customer relationships	8 years	$2,072	$(43)	$2,029
Trademark/Domain name	10 years	5,585	(93)	5,492
Total intangible assets		$7,657	$(136)	$7,521

3. COMPREHENSIVE LOSS (in thousands)

	Three Months Ended
	March 31
	2006	2005
Net loss	$(1,587)	$(214)
Other comprehensive loss:
Foreign currency translation adjustment	203	(542)

Comprehensive loss	$(1,384)	$(756)

4. NET LOSS PER COMMON SHARE
     Basic and diluted net loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding for the reporting period. For the three months ended March 31, 2006 and 2005, outstanding options of 6.1 million and 4.8 million, respectively, to purchase common shares were anti-dilutive and have been excluded from the weighted diluted average share computation. Warrants not included in the calculation of diluted net loss per share for the three months ended March 31, 2006 and 2005, were 0.6 million for each period, as the effect would be anti-dilutive.
5. STOCK AND STOCK OPTIONS
     On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”). Prior to January 1, 2006, the Company accounted for share-based employee compensation plans using the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. In accordance with APB 25 no compensation was

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
required to be recognized for options granted that had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.
     The Company adopted FAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in the quarter ended March 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award. Results for prior periods have not been restated.
     As a result of adoption FAS 123R, stock compensation expense charged against income was $0.2 million for the three months ended March 31, 2006, or approximately $0.01 per share, which is included in selling, general and administrative expenses. As of March 31, 2006, there was $1.8 million of total unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 1.4 years.
     The following table illustrates the effect on net loss and net loss per share for the three months ended March 31, 2005 as if our stock-based compensation had been determined based on the fair value at the grant date (in thousands, except per share amounts):

Net loss as reported	$(214)
Add: Stock-based non-employee compensation expense included in reported net loss	—
Deduct: Total stock-based employee and non-employee compensation expense determined under fair value based method	(201)

Pro forma net loss, applicable to common stock for basic and diluted computations	$(415)

Loss per common share – as reported
Basic and diluted	$(0.01)

Loss per common share – pro forma
Basic and diluted	$(0.02)

     As of March 31, 2006, the Company has the following share-based compensation plans:
PFSweb Plan Options
     The Company has an Employee Stock and Incentive Plan and an Outside Director Stock Option and Retainer Plan under which an aggregate of 8,500,000 shares of common stock are authorized for issuance (the “Stock Options Plans”) and an outstanding stock option agreement under which 35,000 shares are authorized for issuance. The Stock Option Plans provide for the granting of incentive awards in the form of stock options to directors, executive management, key employees, and outside consultants of the Company. The rights to purchase shares under the employee stock option agreements typically vest over a three-year period, one-twelfth each quarter. Stock options must be exercised within 10 years from the date of grant. Stock options are generally issued such that the exercise price is equal to the fair market value of the Company’s common stock at the date of grant.
     As of March 31, 2006, there were 2,206,447 shares available for future options under the Stock Option Plans.
     The following table summarizes stock option activity under the Stock Option Plans:

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding, December 31, 2005	4,947,950	$1.30	6.8
Granted	750,000	$1.46
Exercised	—
Canceled	(14,250)	$2.23

Outstanding, March 31, 2006	5,683,700	$1.32	7.0	$1,321,933

Exercisable, March 31, 2006	4,254,056	$1.15	6.2	$1,321,023

     The weighted average fair value per share of options granted during the three months ended March 31, 2006 and 2005 was $1.88 and $1.97, respectively. The total intrinsic value of options exercised under the Stock Option Plans during the quarter ended March 31, 2005 was $0.1 million. The 750,000 options were granted to officers and key employees of eCOST in conjunction with the acquisition.
     The following table summarizes information concerning currently outstanding and exercisable stock options issued under the Stock Option Plans as of March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Outstanding as of	Remaining	Average	Exercisable as of	Average
Exercise Prices	March 31, 2006	Contractual Life	Exercise Price	March 31, 2006	Exercise Price
$0.39-$0.91	2,912,845	6.0	$0.78	2,911,427	$0.78
$1.16-$1.92	2,086,105	7.7	$1.64	1,080,234	$1.76
$2.05-$2.96	677,000	8.7	$2.58	254,645	$2.59
$10.45-$16.00	7,750	3.4	$11.17	7,750	$11.17

	5,683,700	7.0	$1.32	4,254,056	$1.15

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
     As of March 31, 2006, 439,235 Non-plan Options were outstanding, all of which were held by PFSweb officers, directors and employees.
     The following table summarizes stock option activity under the Non-plan Options:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding, December 31, 2005	439,235	$0.95	5.9
Granted	—
Exercised	—

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
Canceled	—

Outstanding, March 31, 2006	439,235	$0.95	5.7	$139,842

Exercisable, March 31, 2006	439,235	$0.95	5.7	$139,842

     The following table summarizes information concerning Non-plan Options outstanding and exercisable as of March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
	Outstanding as of	Average	Weighted	Exercisable as of	Weighted
Range of	March 31,	Remaining	Average	March 31,	Average
Exercise Prices	2006	Contractual Life	Exercise Price	2006	Exercise Price
$0.91	437,005	5.7	$0.91	437,005	$0.91
$5.78-$10.58	2,230	1.8	$8.83	2,230	$8.83

	439,235	5.7	$0.95	439,235	$0.95

Fair Value
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants of options under the Stock Option Plans for the periods indicated:

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2005
Expected dividend yield	—	—
Expected stock price volatility.	102%	105%
Risk-free interest rate	4.5% - 4.6%	4.6%
Expected life of options (years)	0.5-6	5
     The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock-price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our recorded and pro forma stock-based compensation expense could have been different. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different.
6. VENDOR FINANCING:
Outstanding obligations under vendor financing arrangements consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Inventory and working capital financing agreements:
United States	$22,671	$30,092
Europe	14,672	12,071

Total	$37,343	$42,163

Inventory and Working Capital Financing Agreement, United States
     Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of IBM products in the United States, providing financing for eligible IBM inventory and for certain receivables up to $30.5 million through its expiration in March 2007. As of March 31, 2006, Supplies Distributors had $6.8 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
worth, as defined, and are secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $6.5 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (8.25% as of March 31, 2006). The facility also includes a monthly service fee. The Company has classified the outstanding amounts under this credit facility as accounts payable in the consolidated balance sheets.
Inventory and Working Capital Financing Agreement, Europe
     Supplies Distributors’ European subsidiaries have a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance their distribution of IBM products in Europe. The asset based credit facility with IBM Belgium provides up to 12.5 million Euros (approximately $15.1 million) in financing for purchasing IBM inventory and for certain receivables through its expiration in March 2007. As of March 31, 2006, Supplies Distributors’ European subsidiaries had 0.3 million euros ($0.4 million) of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors and its European subsidiaries to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors’ European subsidiaries, as well as collateralized guaranties of Supplies Distributors and PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $6.5 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at Euribor plus 1.5% (4.1% as of March 31, 2006). Supplies Distributors’ European subsidiaries pay a monthly service fee on the commitment. The Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.
7. DEBT AND CAPITAL LEASE OBLIGATIONS;
     Outstanding obligations under debt and capital lease obligations consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Loan and security agreements, United States
Supplies Distributors	$11,299	$11,673
eCOST	734	—
PFSweb	6,312	6,640
Factoring agreement, Europe	743	576
Taxable revenue bonds	4,500	5,000
Master lease agreements	3,889	3,713
Other	380	313

Total	27,857	27,915
Less current portion of long-term debt	26,262	21,626

Long-term debt, less current portion	$1,595	$6,289

Loan and Security Agreement — Supplies Distributors
     Supplies Distributors has a loan and security agreement with Congress Financial Corporation (Southwest) (“Congress”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of March 31, 2006, Supplies Distributors had $6.3 million of available credit under this agreement. The Congress

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
facility expires on the earlier of March 29, 2007 or the date on which the parties to the IBM master distributor agreement no longer operate under the terms of such agreement and/or IBM no longer supplies products pursuant to such agreement. Borrowings under the Congress facility accrue interest at prime rate to prime rate plus 0.25% or Eurodollar rate plus 2.25% to 2.75%, dependent on excess availability, as defined. The interest rate as of March 31, 2006 was 7.75% for $6.3 million of outstanding borrowings and 6.95% for $5.0 million of outstanding borrowings. This agreement contains cross default provisions, various restrictions upon the ability of and Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $6.5 million and restricted cash of less than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks and Congress pursuant to which a security interest was granted to Congress for all U.S. and Canadian customer remittances received in specified bank accounts. At March 31, 2006 and December 31, 2005, these bank accounts held $1.7 million and $1.0 million, respectively, which was restricted for payment to Congress.
Loan and Security Agreement — PFSweb
     Priority Fulfillment Services, Inc. (“PFS”), a wholly-owned subsidiary of PFSweb, has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”). The Comerica Agreement provides for up to $7.5 million of eligible accounts receivable financing (“Working Capital Advances”) through March 2007 and $2.5 million of equipment financing (“Equipment Advances”) through June 15, 2008. Outstanding Working Capital Advances, $5.4 million as of March 31, 2006, accrue interest at prime rate plus 1% (7.75% as of March 31, 2006). Outstanding Equipment Advances, $0.9 million as of March 31, 2006, accrue interest at prime rate plus 1.5% (9.25% as of March 31, 2006). As of March 31, 2006, PFS had $1.7 million of available credit under the Working Capital Advance portion of this facility and no available credit under the Equipment Advance portion of this facility. In April 2006, the Company repaid the $5.4 million of Working Capital Advances outstanding as of March 31, 2006. The Comerica Agreement contains cross default provisions, various restrictions upon PFS’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PSFweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the note receivable from Supplies Distributors to a maximum of $8 million. Comerica has provided approval for PFS to use up to $3.5 million in cash to fund the cash flow requirements of eCOST, a portion of which is subject to certain restrictions. As of March 31, 2006 PFS had advanced $2.0 million to eCOST. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb, Inc. The Comerica Agreement requires PFS to maintain a minimum cash balance of $1.3 million at Comerica.
Credit Facility — eCOST
     eCOST currently has an asset-based line of credit facility of up to $15.0 million with Wachovia Capital Finance Corporation (Western), which is collateralized by substantially all of eCOST’s assets. Borrowings under the facility are limited to a percentage of eligible accounts receivable and inventory. Outstanding amounts under the facility bear interest at rates ranging from the prime rate to the prime rate plus 0.5% (8.25% as of March 31, 2006), depending on eCOST’s financial results. As of March 31, 2006, eCOST had $1.5 million of letters of credit outstanding, $0.7 of outstanding advances and $1.5 million of available credit under this facility. In connection with the line of credit, eCOST entered into a cash management arrangement whereby eCOST’s operating amounts are swept and used to repay outstanding amounts under the line of credit. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
changes to capital stock ownership structure, and requires a minimum tangible net worth of $1 million, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.
Factoring Agreement
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million euros (approximately $9.1 million) of eligible accounts receivables through March 2007. As of March 31, 2006, Supplies Distributors’ European subsidiary had approximately 3.0 million euros ($3.6 million) of available credit under this agreement. Borrowings accrue interest at Euribor plus 0.6 (3.2% at March 31, 2006). This agreement contains various restrictions upon the ability of Supplies Distributors’ European subsidiary to, among other things, merge, consolidate and incur indebtedness, as well as financial covenants, such as minimum net worth. This agreement is secured by a guarantee of Supplies Distributors, up to a maximum of 200,000 euros.
Taxable Revenue Bonds
     PFSweb has a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of $5 million MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned the proceeds of the Bonds to PFSweb for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in the Company’s Southaven, Mississippi distribution facility. The Bonds bear interest at a variable rate (4.8% as of March 31, 2006), as determined by Comerica Securities, as Remarketing Agent. PFSweb, at its option, may convert the Bonds to a fixed rate, to be determined by the Remarketing Agent at the time of conversion.
     The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) in the initial face amount of $5.1 million issued by Comerica pursuant to a Reimbursement Agreement between PFSweb and Comerica under which PFSweb is obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has a maturity date of January 2007 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof. If the Letter of Credit is renewed or replaced, the Bonds require future principal repayments of $500,000 in January 2007 and $800,000 in each of January 2008 through 2012. PFSweb has established a sinking fund account with Comerica, which at March 31, 2006 includes $40,000 restricted for payments on the Bonds.
Debt Covenants
     To the extent the Company or any of its subsidiaries fail to comply with its covenants applicable to its debt or vendor financing obligations, including the monthly financial covenant requirements and required level of stockholders’ equity or net worth, and one or all of the lenders accelerate the repayment of the credit facility obligations, the Company would be required to repay all amounts outstanding thereunder. In particular, in the event eCOST is unable to increase its revenue and/or gross profit from its present levels and does not achieve the operating efficiencies targeted to occur upon completion of its integration into the Company’s infrastructure, it may fail to comply with one or more of the financial covenants required under its working capital line of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and payment under the Company parent guaranty. Any acceleration of the repayment of the credit facilities would have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all or any portion of such obligations.
Master Lease Agreements
     The Company has a Term Lease Master Agreement with IBM Credit Corporation (“Master Lease Agreement”) that provides for leasing or financing transactions of equipment and other assets, which generally have terms of 3 to 5 years. The outstanding leasing transactions ($0.8 million and $0.7 million as

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
of March 31, 2006 and December 31, 2005, respectively) are secured by the related equipment and letters of credit. The outstanding financing transactions ($0.2 million and $0.2 million as of March 31, 2006 and December 31, 2005, respectively) are secured by a letter of credit.
     The Company has a master agreement with a leasing company that provided for leasing transactions of certain equipment. The amounts outstanding under this agreement as of March 31, 2006 and December 31, 2005 were $1.7 million and $1.9 million, respectively, and are secured by the related equipment.
     The Company has other leasing and financing agreements and will continue to enter into those arrangements as needed to finance the purchasing or leasing of certain equipment or other assets. Borrowings under these agreements are generally secured by the related equipment.
8. SEGMENT INFORMATION
     The Company is organized into three operating segments: PFSweb is an international provider of integrated business process outsourcing solutions and operates as a service fee business; Supplies Distributors is a master distributor of primarily IBM products; and eCOST is a multi-category online discount retailer of new, “close-out” and refurbished brand-name merchandise.

	Three Months Ended
	March 31,
	2006	2005
Revenues (in thousands):
PFSweb	$22,988	$20,365
Supplies Distributors	68,415	63,630
eCOST	21,789	—
Eliminations	(2,621)	(2,130)

	$110,571	$81,865

Income (loss) from operations (in thousands):
PFSweb	$(529)	$(1,334)
Supplies Distributors	1,755	1,678
eCOST	(2,166)	—
Eliminations	—	—

	$(940)	$344

Depreciation and amortization (in thousands):
PFSweb	$1,561	$1,503
Supplies Distributors	—	—
eCOST	191	—
Eliminations	—	—

	$1,752	$1,503

Capital expenditures (in thousands):
PFSweb	$650	$2,073
Supplies Distributors	34	—
eCOST	6	—
Eliminations	—	—

	$690	$2,073

	March 31,	December 31,
	2006	2005
Assets (in thousands):
PFSweb	$87,484	$60,337
Supplies Distributors	88,299	87,542
eCOST	44,145	—
Eliminations	(45,328)	(16,153)

	$174,600	$131,726

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
9. COMMITMENTS AND CONTENGENCIES
     The Company receives municipal tax abatements in certain locations. During 2004 the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements. The Company plans to dispute the notice. If the dispute is not resolved favorably, the Company could be assessed additional taxes from January 1, 2004. The Company has not accrued for the additional taxes, which through March 31, 2006 could be approximately $1.0 million, as it does not believe that it is probable that an additional assessment will be incurred.
     On May 9, 2005, a lawsuit was filed in the District Court of Collin County, Texas, by J. Gregg Pritchard, as Trustee of the D.I.C. Creditors Trust, naming the former directors of Daisytek International Corporation and the Company as defendants. Daisytek filed for bankruptcy in May 2003 and the Trust was created pursuant to Daisytek’s Plan of Liquidation. The complaint alleges, among other things, that the spin-off of the Company from Daisytek in December 1999 was a fraudulent conveyance and that Daisytek was damaged thereby in the amount of at least $38 million. The Company believes the claim has no merit and is vigorously defending the action.
     In the ordinary course of business, one or more of the Company’s clients may dispute Company invoices for services rendered or other charges. As of March 31, 2006, an aggregate of approximately $1.1 million of client invoices were in dispute. The Company believes it will resolve these disputes in its favor and has not recorded any reserve for such disputes.
     On July 12, 2004, eCOST received correspondence from MercExchange LLC alleging infringement of MercExchange’s U.S. patents relating to e-commerce and offering to license its patent portfolio to us. On July 15, 2004, eCOST received a follow-up letter from MercExchange specifying which of our technologies MercExchange believes infringe certain of its patents, alone or in combination with technologies provided by third parties. Some of those patents are currently being litigated by third parties, and eCOST is not involved in those proceedings. In addition, three of the four patents identified by MercExchange are under reexamination at the U.S. Patent and Trademark Office, which may or may not result in the modification of those claims. In the July 15 letter, MercExchange also advised eCOST that it has a number of applications pending for additional patents. MercExchange has filed lawsuits alleging infringement of some or all of its patents against third parties, resulting in settlements or verdicts in favor of MercExchange. At least one such verdict was appealed to the United States Court of Appeals for the Federal Circuit and was affirmed in part. Based on eCOST’s investigation of this matter to date, eCOST believes that its current operations do not infringe any valid claims of the patents identified by MercExchange in these letters. There can be no assurance, however, that such claims will not be material or adversely affect eCOST’s business, financial position, results of operations or cash flows.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.
Forward-Looking Information
     We have made forward-looking statements in this Report on Form 10-Q. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “seek,” “strive,” “believe,” “expect,” “anticipate,” “predict,” “potential,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “target” and “estimate” or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to those set forth above or elsewhere in this Report on Form 10-Q and our Form 10-K and Form 10-K/A for the year ended December 31, 2005, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:
•	our ability to retain and expand relationships with existing clients and attract and implement new clients;

•	our reliance on the fees generated by the transaction volume or product sales of our clients;

•	our reliance on our clients’ projections or transaction volume or product sales;

•	our dependence upon our agreements with IBM;

•	our dependence upon our agreements with our major clients;

•	our client mix, their business volumes and the seasonality of their business;

•	our ability to finalize pending contracts;

•	the impact of strategic alliances and acquisitions;

•	trends in the market for our services;

•	trends in e-commerce;

•	whether we can continue and manage growth;

•	changes in the trend toward outsourcing;

•	increased competition;

•	our ability to generate more revenue and achieve sustainable profitability;

•	effects of changes in profit margins;

•	the customer and supplier concentration of our business;

•	the unknown effects of possible system failures and rapid changes in technology;

•	trends in government regulation both foreign and domestic;

•	foreign currency risks and other risks of operating in foreign countries;

•	potential litigation;

•	our dependency on key personnel;

•	the impact of new accounting standards and rules regarding revenue recognition, stock options and other matters;

•	changes in accounting rules or the interpretations of those rules;

•	our ability to raise additional capital or obtain additional financing;

•	our ability and the ability of our subsidiaries to borrow under current financing arrangements and maintain compliance with debt covenants;

•	relationship with and our guarantees of certain of the liabilities and indebtedness of our subsidiaries;

•	whether outstanding warrants issued in a prior private placement will be exercised in the future;

•	the transition costs resulting from our merger with eCOST;

•	our ability to successfully integrate eCOST into our business to achieve the anticipated benefits of the merger:

•	eCOST’s potential indemnification obligations to its former parent;

•	eCOST’s ability to maintain existing and build new relationships with manufacturers and vendors and the success of its advertising and marketing efforts; and

•	eCOST’s ability to increase its sales revenue and sales margin and improve operating efficiencies.

     We have based these statements on our current expectations about future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee you that these expectations actually will be achieved. In addition, some forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future. In addition to the risks set forth in our Annual Report on From 10-K and Form 10-K/A for the year ended December 31, 2005 under the caption “Risk Factors”, there may be additional risks that we do not currently view as material or that are not presently known.
Overview
     We are an international provider of integrated business process outsourcing solutions to major brand name companies seeking to maximize their supply chain efficiencies and to extend their traditional business and e-commerce initiatives as well as a leading multi-category online discount retailer of new, “close-out” and refurbished brand-name merchandise. We derive our revenues from three business segments.
     For our first business segment, a service fee revenue model, we derive our revenues from a broad range of services, including professional consulting, technology collaboration, order management, managed web hosting and web development, customer relationship management, financial services including billing and collection services and working capital solutions, kitting and assembly services, information management and international fulfillment and distribution services and on-line retail sales. We offer our services as an integrated solution, which enables our clients to outsource their complete infrastructure needs to a single source and to focus on their core competencies. Our distribution services are conducted at warehouses that we lease or manage and include real-time inventory management and customized picking, packing and shipping of our clients’ customer orders. We currently offer the ability to provide infrastructure and distribution solutions to clients that operate in a range of vertical markets, including technology manufacturing, computer products, printers, cosmetics, fragile goods, high security collectibles, pharmaceuticals, contemporary home furnishings, apparel, aviation, telecommunications and consumer electronics, among others.
     In our service fee revenue segment, we do not own the underlying inventory or the resulting accounts receivable, but provide management services for these client-owned assets. We typically charge our service fee revenue on a cost-plus basis, a percent of shipped revenue basis or a per-transaction basis, such as a per-minute basis for web-enabled customer contact center services and a per-item basis for fulfillment services. Additional fees are billed for other services. We price our services based on a variety of factors, including the depth and complexity of the services provided, the amount of capital expenditures or systems customization required, the length of contract and other factors.
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
     The third business segment is a web-commerce product revenue model focused on the sale of products to a broad range of consumer and small business customers. In this segment we operate as a multi-category online discount retailer of new, “close-out” and refurbished brand-name merchandise. Our web- commerce product line currently offers more than 100,000 products in twelve primary merchandise categories, including computer hardware and software, home electronics, digital imaging, watches and jewelry, housewares, DVD movies, video games, travel, bed and bath, apparel and accessories, licensed sports gear and cellular/wireless.
     Growth is a key element to achieving our future goals, including maintaining sustainable profitability. Growth in our service fee business is driven by two main elements: new client relationships and organic growth from existing clients. We have refocused our sales efforts on larger contracts with brand-name companies; however, we have seen the sales cycle lengthen and the number of new contract signings slow down as compared to prior periods. Our results for the quarter ended March 31, 2006 include approximately $1.0 million of new revenue including certain incremental projects. Growth within our non-service fee business segments is expected to occur as a result of our merger with eCOST.
     We continue to monitor and control our costs to focus on profitability. While we are targeting our new service fee contracts to yield increase gross profit, we also expect to incur incremental investments to implement new contracts, investments in infrastructure and sales and marketing to support our targeted growth and increased public company professional fees.
     Our expenses comprise primarily four categories: 1) cost of product revenue, 2) cost of service fee revenue, 3) cost of pass-through revenue and 4) selling, general and administrative (“SG&A”) expenses.
     Cost of product revenues — cost of product revenue consists of the purchase price of product sold and freight costs, which are reduced by certain reimbursable expenses. These reimbursable expenses include pass-through customer marketing programs, direct costs incurred in passing on any price decreases offered by IBM to Supplies Distributors or its customers to cover price protection and certain special bids, the cost of products provided to replace defective product returned by customers and certain other expenses as defined under the master distributor agreements. Certain cost of product revenues related to eCOST are reduced by certain vendor consideration such as co-op advertising funds.
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
     Cost of pass-through revenue - the related reimbursable costs for pass-through expenditures are reflected as cost of pass-through revenue.
     SG&A expenses — consist primarily of compensation and related expenses for sales and marketing staff, advertising, on-line marketing and catalog production, distribution costs (excluding freight) applicable to the Supplies Distributors and eCOST businesses, executive, management and administrative personnel and other overhead costs, including certain occupancy and information technology costs and depreciation and amortization expenses.
     Monitoring and controlling our available cash balances continues to be a primary focus. Our cash and liquidity positions are important components of our financing of both current operations and our targeted growth. In recent years we have added to our available cash and liquidity positions through various transactions. First, each of our primary operating subsidiaries has one or more asset based working capital financing agreements with various lenders. Secondly, in 2003 we completed a private placement of approximately 1.6 million shares of our common stock to certain investors that provided net proceeds of approximately $3.2 million. In January 2005, we issued an additional 0.4 million shares of common stock to certain of these investors who exercised warrants issued in the private placement. The warrants exercised provided $1.3 million of additional proceeds. Thirdly, in 2004 we received proceeds of $5.0 million of taxable revenue bonds to finance capital additions to our new facility in Southaven, MS.
Results of Operations
     The following table sets forth certain historical financial information from our unaudited interim condensed consolidated statements of operations expressed as a percent of net revenues.

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Product revenue, net	81.8%	77.7%
Service fee revenue	14.2	17.2
Pass-through revenue	4.0	5.1

Total revenues	100.0	100.0

Cost of product revenue (as % of product revenue)	93.5	93.7
Cost of service fee revenue (as % of net service fee revenue)	71.5	76.5
Cost of pass-through revenue (as % of pass- through revenue)	100.0	100.0

Total costs of revenues	90.6	91.1

Gross profit	9.4	8.9
Selling, general and administrative expenses	10.3	8.5

Income (loss) from operations	(0.9)	0.4
Interest expense, net	0.4	0.4

Income (loss) before income taxes	(1.3)	0.0
Income tax expense	0.2	0.3

Net loss	(1.5)%	(0.3)%

Results of Operations for the Interim Periods Ended March 31, 2006 and 2005
     Product Revenue. Product revenue was $90.2 million for the three months ended March 31, 2006, as compared to $63.6 million for the three months ended March 31, 2005, an increase of $26.6 million, or 41.8%. Excluding the $21.8 million of product revenue of eCOST for the two months following its acquisition on February 1, 2006, product revenue increased $4.8 million, or 7.5% primarily due to the timing of a vendor promotion in the first quarter.
     Service Fee Revenue. Service fee revenue was $15.9 million for the three months ended March 31, 2006 as compared to $14.1 million for the three months ended March 31, 2005, an increase of $1.8 million or 13.0%. Service fee revenue for both the three months ended March 31, 2006 and 2005 included increased service fees generated from incremental projects with certain client relationships. The change in service fee revenue is shown below ($ millions):

Three
Months
Period ended March 31, 2005	$14.1
New service contract relationships, including certain incremental projects under new contracts	1.0
Increase in existing client service fees from organic growth and certain incremental projects with existing clients	1.5
Terminated clients not included in 2006 revenue	(0.7)

Period ended March 31, 2006	$15.9

     Cost of Product Revenue. Cost of product revenue was $84.3 million for the three months ended March 31, 2006, as compared to $59.6 million for the three months ended March 31, 2005, an increase of $24.7 million or 41.4%. Excluding the $20.4 million of cost of product revenue of eCOST for the two months following the acquisition, cost of product revenue increased $4.3 million or 7.2%. Cost of product revenue, excluding eCOST, increased primarily as the result of increased sales volumes of certain products related to the sales promotion in the first quarter of 2006. Cost of product revenue, as a percent of product revenue, excluding the impact of eCOST, was 93.5% during the three months ended March 31, 2006 and 93.7% during the three months ended March 31, 2005. The resulting gross profit margin was 6.5% for the three months ended March 31, 2006 and 6.3% for the three months ended March 31, 2005. eCOST’s cost of product revenue, as a percentage of product revenue was 93.6% during the period ended March 31, 2006. The resulting gross margin for eCOST was 6.4% during the same period. The gross margin for eCOST reflects approximately $0.4 million of a loss applicable to a sales transaction to a former eCOST customer.
     Cost of Service Fee Revenue. Cost of service fee revenue was $11.4 million for the three months ended March 31, 2006, as compared to $10.8 million during the three months ended March 31, 2005, an increase of $0.6 million or 5.7%. The resulting service fee gross profit was $4.5 million or 28.5% of service fee revenue, during the three months ended March 31, 2006 as compared to $3.3 million, or 23.5% of service fee revenue for the three months ended March 31, 2005. Our gross profit as a percent of service fees increased in the current period primarily due to higher gross margins on certain client project revenue as well as the prior year having lower gross margins on certain new contracts, including certain start up costs. As we add new service fee revenue in the future, we currently intend to target the underlying contracts to earn an average gross profit percentage of 25-35%, but we have and may continue to accept lower gross margin percentages on certain contracts depending on contract scope and other factors.
     Selling, General and Administrative Expenses. SG&A expenses were $11.4 million for the three months ended March 31, 2006, or 10.3% of total net revenues, as compared to $7.0 million, or 8.5% of total net revenues, for the three months ended March 31, 2005. Excluding the $3.6 million of SG&A expenses of eCOST for the two months following its acquisition, SG&A expenses were $7.8 million or 8.9% of total net revenues. SG&A rose primarily due to increased personnel related costs and stock option expense. Upon the conclusion of the integration process of eCOST into our current infrastructure, currently targeted for the third quarter, we expect to realize certain SG&A savings through the reduction of certain eCOST overhead expenses and changes in corporate infrastructure.
     Interest Expense, net. Net interest expense was $0.4 million for the three months ended March 31, 2006 as compared to $0.3 million for the three months ended March 31, 2005.
     Income Taxes. For the three months ended March 31, 2006 and 2005, we recorded a tax provision of $0.2 million primarily associated with our subsidiary Supplies Distributors’ Canadian and European operations. We did not record an income tax benefit associated with our consolidated net loss in our U.S. operations. A valuation allowance has been provided for our net U.S. deferred tax assets as of March 31, 2006, which are primarily related to our net operating loss carryforwards. We did not record an income tax benefit for our PFSweb Canadian pre-tax losses in the current or prior periods. Due to the consolidation of Supplies Distributors, in the future we anticipate that we will continue to record an income tax provision associated with Supplies Distributors’ Canadian and European results of operations.
Liquidity and Capital Resources
     Net cash provided by operating activities was $3.3 million for the three months ended March 31, 2006, and primarily resulted from a $4.5 million increase in accounts payable, accrued expenses and other liabilities, a $2.0 million decrease in prepaid expenses, other receivables and other current assets, and a $0.6 million increase in income, as adjusted for non-cash items partially offset by increases in inventories of $2.6 million and accounts receivable of $1.7 million.
     Net cash used in operating activities was $3.5 million for the three months ended March 31, 2005, and primarily resulted from a $2.0 million increase in inventories, a $2.1 million increase in prepaid expenses, other receivables and other current assets and a $2.0 million decrease in accounts payable, accrued expenses and other liabilities partially offset by a decrease in accounts receivable of $1.3 million and an increase in income as adjusted for non-cash items of $1.2 million. The decrease in accounts payable was due to the timing of invoice processing by one of our master distribution vendors and a decrease in certain liabilities due to clients for unremitted funds collected on their behalf and reimbursable expense deposits.
     The decrease in accounts receivable was primarily due to reduced revenue from our Supplies Distributors business segment partially offset by increased service fee billings for certain client relationships.
     Net cash used in investing activities for the three months ended March 31, 2006 totaled $1.4 million, representing capital expenditures of $0.7 million and cash paid to acquire eCOST, net of cash acquired, of $1.3 million, partially offset by a decrease in restricted cash of $0.6 million.
     Net cash used in investing activities for the three months ended March 31, 2005 totaled $0.9 million,

representing capital expenditures of $2.1 million, offset by a decrease in restricted cash of $1.2 million.
     Capital expenditures have historically consisted primarily of additions to upgrade our management information systems, and general expansion of our facilities, both domestic and foreign. We expect to incur capital expenditures to support new contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate that our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months will be approximately $4 to $7 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients as well as the eCOST infrastructure. To maintain our current operating cash position, a portion of these expenditures may be financed through debt, operating or capital leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event that we do not obtain the financing or achieve the revenue necessary to support such investments.
     Net cash used in financing activities was approximately $1.6 million for the three months ended March 31, 2006, primarily representing a $1.0 million increase in restricted cash, $0.2 million of payments on debt and $0.4 million of payments on capital leases.
     Net cash provided by financing activities was approximately $5.8 million for the three months ended March 31, 2005, primarily representing $3.5 million of proceeds from debt, $1.7 million from the issuance of common stock pursuant to our employee stock purchase and stock option programs and warrant exercises and a $0.9 million decrease in restricted cash.
     Our liquidity could be impacted significantly as a result of the merger with eCOST. During 2005 and the three month period ended March 31, 2006, eCOST experienced a significant net usage of cash primarily due to certain operational difficulties related to its transition as a separate company following its spin-off from its parent company in April 2005 as well as declining sales and increasing inventory and accounts receivable balances. As a result, we are anticipating, during the process of transitioning and integrating the eCOST operations, of having to support eCOST’s cash needs in order to help them achieve a stabilized operational position. The amount of cash needed to support eCOST operations depends upon the financing available as well as the length of time it takes to successfully transition and incorporate eCOST into our current infrastructure and eCOST's ability to improve its financial results.
     We currently expect that eCOST, as part of a combined Company, should achieve annual recurring cost savings of approximately $4 to $5 million in the first full year of operation following the integration. These savings are expected to result from, among other things, the reduction of certain overhead expenses, changes in corporate infrastructure and reduced freight costs, although there can be no assurance that these cost savings will be achieved. We currently are targeting eCOST to be nearly fully incorporated into our infrastructure by the end of the third quarter of 2006 at which time we expect to begin realizing the full potential of the expected cost savings.
     During the three months ended March 31, 2006, our working capital decreased to $19.4 million from $23.4 million at December 31, 2005, primarily as a result of the reclassification of the $4.5 million in taxable revenue bonds to short-term debt due as the related letters of credit securing the taxable revenue bonds matures in January 2007. We are targeting to renew this letter of credit facility with the bank during 2006 to present this as a long-term liability again in the future. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities, entering into new debt agreements or transferring to third parties a portion of our subordinated loan balance due from Supplies Distributors. In conjunction with certain of these alternatives, we may be required to provide certain letters of credit to secure these arrangements. No assurances can be given that we will be successful in obtaining any additional financing or the terms thereof. We currently believe that our cash position, financing available under our credit facilities and funds generated from operations (including our anticipated revenue growth and/or cost reductions to offset lower than anticipated revenue growth) will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our lease obligations, and additional loans to our subsidiaries Supplies Distributors and eCOST, if necessary, for at least the next twelve months.

     The following is a schedule of our total contractual cash obligations which is comprised of operating leases, debt, vendor financing and capital leases (including interest) as of March 31, 2006, (in millions):

	Payments Due By Period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Debt and vendor financing	$61,591	$61,189	$381	$21	$—
Capital lease obligations	4,123	2,826	1,143	154	—
Operating leases	23,135	8,230	10,179	3,522	664
Service agreements	120	120	—	—	—

Total	$88,969	$72,365	$12,243	$3,697	$664

     In support of certain debt instruments and leases, as of March 31, 2006, we had $0.5 million of cash restricted as collateral for letters of credit. The letters of credit expire at various dates through March 2007, the related debt and lease obligations termination dates. As of March 31, 2006, we had $2.7 million of cash restricted for payment of capital expenditures or repayments to lenders. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain of our subsidiaries’ credit facilities. Many of our debt facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other agreements. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. In particular, in the event eCOST is unable to increase its revenue and/or gross profit from its present levels and does not achieve the operating efficiencies targeted to occur upon completion of its integration into the Company’s infrastructure, it may fail to comply with one or more of the financial covenants required under its working capital line of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and payment under the Company parent guaranty. A requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of March 31, 2006, we were in compliance with all debt covenants. We do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.
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
     To finance their distribution of IBM products, Supplies Distributors and its subsidiaries have short-term credit facilities with IBM Credit LLC (“IBM Credit”) and IBM Belgium Financial Services S.A. (“IBM Belgium”). We have provided a collateralized guaranty to secure the repayment of these credit facilities. These asset-based credit facilities provided financing for up to $30.5 million and up to 12.5 million Euros (approximately $15.1 million) with IBM Credit and IBM Belgium, respectively. These agreements expire in March 2007.
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
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million Euros (approximately $9.1 million) of eligible accounts receivables through March 2007.

     These credit facilities contain cross default provisions, various restrictions upon the ability of Supplies Distributors and its subsidiaries to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as cash flow from operations, annualized revenue to working capital, net profit after tax to revenue, minimum net worth and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, we are required to maintain a subordinated loan to Supplies Distributors of no less than $6.5 million, maintain restricted cash of less than $5.0 million, are restricted with regard to transactions with related parties, (including entities directly or indirectly owned by PFSweb, Inc.) indebtedness and changes to capital stock ownership structure and a minimum shareholders’ equity of at least $18.0 million. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or its subsidiaries under these facilities if they are unable to do so. We have also provided a guarantee of the obligations of Supplies Distributors and its subsidiaries to IBM, excluding the trade payables that are financed by IBM credit.
     Our subsidiary, Priority Fulfillment Services, Inc. (“PFS”), has entered into a Loan and Security Agreement with Comerica Bank (“Comerica”), which provides for up to $7.5 million of eligible accounts receivable financing through March 2007, and up to $2.5 million of eligible equipment purchases through June 2008. We entered this Agreement to supplement our existing cash position, and provide funding for our current and future operations, including our targeted growth. The Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, and a minimum liquidity ratio, as defined. The agreement also limits our ability to increase the subordinated loan to Supplies Distributors to more than $8.0 million or advance more than $3.5 million to eCOST without the lender’s approval. The agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb.
     In 2003, we entered into a Securities Purchase Agreement with certain institutional investors in a private placement transaction pursuant to which we issued and sold an aggregate of 1.6 million shares of our common stock, par value $.001 per share (the “Common Stock”), at $2.16 per share, resulting in gross proceeds of $3.4 million. After deducting expenses, the net proceeds were approximately $3.2 million. In addition to the Common Stock, the investors received one-year warrants to purchase an aggregate 525,692 shares of Common Stock at an exercise price of $3.25 per share and four-year warrants to purchase an aggregate of 395,486 shares of Common Stock at an exercise price of $3.30 per share. In January 2005, 394,865 of the one-year warrants were exercised prior to their expiration, generating net proceeds to us of $1.3 million, and 131,277 of the one-year warrants expired unexercised. As a result of the merger with eCOST, the exercise price of the four-year warrants has been adjusted to $2.47 per share and the number of warrants has been adjusted to 528,832. In addition, in connection with the merger with eCOST, we assumed outstanding warrants to issue an aggregate of 36,210 shares of common stock at an exercise price of $2.00 per share, subject to the terms set forth therein.
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

     To the extent we fail to comply with the various debt covenants described above, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. Any requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of March 31, 2006, we were in compliance with all debt covenants.
     Through our merger with eCOST, we plan to align the core strengths of each company, to leverage our operational infrastructure and technology expertise with eCOST’s customer base and supplier relationships. Specifically, we are targeting for eCOST to achieve $4 to $5 million in annual cost savings in the first full year of operation following the integration. These savings are expected to result from, among other things, reductions in the following costs:
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
     eCOST currently has an asset-based line of credit facility of up to $15.0 million with Wachovia Capital Finance Corporation (Western), which is collateralized by substantially all of eCOST’s assets. Borrowings under the facility are limited to a percentage of eligible accounts receivable and letter of credit availability is limited to a percentage of accounts receivable and inventory. Outstanding amounts under the facility bear interest at rates ranging from the prime rate to the prime rate plus 0.5% (8.25% as of March 31, 2006), depending on eCOST’s financial results. As of March 31, 2006, eCOST had $1.5 million of letters of credit outstanding, $0.7 of outstanding advances and $1.5 million of available credit under this facility. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, and requires a minimum tangible net worth of $1 million, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.
     eCOST has historically incurred significant operating losses and used cash to fund its operations. As a result, we expect that we will be required to invest cash to fund eCOST’s operations, which we cannot do without approval from our lenders. The amount of cash needed to support eCOST operations depends upon the financing available under its credit line as well as the length of time it takes to successfully transition and incorporate eCOST into our current infrastructure. We have received lender approval to use a maximum of $3.5 million in cash to fund eCOST’s cash flow requirements, and have advanced $2.0 million to eCOST as of March 31, 2006. We can provide no assurance that we will receive further approval from our lenders if additional financing needs are required by eCOST. In addition, PFSweb has provided a guaranty of eCOST’s bank line of credit and certain eCOST vendor trade payables.

     If eCOST is unable to meet its requirements under its debt obligations and bank facility, the guarantees referred to above could be called upon.
     We receive municipal tax abatements in certain locations. During 2004 we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements. We plan to dispute the notice. If the dispute is not resolved favorably, we could be assessed additional taxes for calendar years 2004 and 2005. We have not accrued for the additional taxes, which through March 31, 2006 could be approximately $1.0 million in the aggregate, as we do not believe that it is probable that an additional assessment will be incurred.
     On May 9, 2005, a lawsuit was filed in the District Court of Collin County, Texas, by J. Gregg Pritchard, as Trustee of the D.I.C. Creditors Trust, naming the former directors of Daisytek International Corporation and the Company as defendants. Daisytek filed for bankruptcy in May 2003 and the Trust was created pursuant to Daisytek’s Plan of Liquidation. The complaint alleges, among other things, that the spin-off of the Company from Daisytek in December 1999 was a fraudulent conveyance and that Daisytek was damaged thereby in the amount of at least $38 million. We believe the claim has no merit and are vigorously defending the action.
     In the ordinary course of business, one or more of the Company’s clients may dispute Company invoices for services rendered or other charges. As of March 31, 2006, an aggregate of approximately $1.1 million of client invoices were in dispute. The Company believes it will resolve these disputes in its favor and has not recorded any reserve for such disputes.
     On July 12, 2004, eCOST received correspondence from MercExchange LLC alleging infringement of MercExchange’s U.S. patents relating to e-commerce and offering to license its patent portfolio to us. On July 15, 2004, eCOST received a follow-up letter from MercExchange specifying which of our technologies MercExchange believes infringe certain of its patents, alone or in combination with technologies provided by third parties. Some of those patents are currently being litigated by third parties, and eCOST is not involved in those proceedings. In addition, three of the four patents identified by MercExchange are under reexamination at the U.S. Patent and Trademark Office, which may or may not result in the modification of those claims. In the July 15 letter, MercExchange also advised eCOST that it has a number of applications pending for additional patents. MercExchange has filed lawsuits alleging infringement of some or all of its patents against third parties, resulting in settlements or verdicts in favor of MercExchange. At least one such verdict was appealed to the United States Court of Appeals for the Federal Circuit and was affirmed in part. Based on eCOST’s investigation of this matter to date, eCOST believes that its current operations do not infringe any valid claims of the patents identified by MercExchange in these letters. There can be no assurance, however, that such claims will not be material or adversely affect eCOST’s business, financial position, results of operations or cash flows.
Seasonality
     The seasonality of our service fee business is dependent upon the seasonality of our clients’ business and sales of their products. Accordingly, our management must rely upon the projections of our clients in assessing quarterly variability. We believe that with our current client mix and their current business volumes, our service fee business activity will be at it lowest in the quarter ended March 31. We anticipate that our product revenue will be highest during the quarter ended December 31.
     We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.
Inflation
     Management believes that inflation has not had a material effect on our operations.
Critical Accounting Policies

     A description of critical accounting policies is included in Note 2 to the accompanying unaudited interim condensed consolidated financial statements. For other significant accounting policies, see Note 2 to the consolidated financial statements in our December 31, 2005 Annual Report on Form 10-K and Form 10-K/A.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
     We are exposed to various market risks including interest rates on its financial instruments and foreign exchange rates.
Interest Rate Risk
     Our interest rate risk is limited to our outstanding balances on our inventory and working capital financing agreements, taxable revenue bonds, loan and security agreements and factoring agreement for the financing of inventory, accounts receivable and certain other receivables and certain equipment, which amounted to $61.3 million at March 31, 2006. A 100 basis point movement in interest rates would result in approximately $0.2 million annualized increase or decrease in interest expense based on the outstanding balance of these agreements at March 31, 2006.
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
ITEM 1A. Risk Factors
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

     For the three months ended March 31, 2006, the prime contractor to a U.S. government agency (for whom we are a subcontractor), a consumer products company and Xerox Corporation represented approximately 22%, 21% and 12%, respectively, of our total service fee revenue, net of pass-through revenue. The loss of, or non-payment of invoices by, any or all of such prime contractor to the U.S. agency, consumer products company or Xerox as clients would have a material adverse effect upon our business. In particular, the agreement under which we provide services to such clients are terminable at will upon notice by such clients.
     Substantially all of our Supplies Distributors product revenue was generated by sales of product purchased under master distributor agreements with IBM and is dependent on IBM’s business. Our Supplies Distributor product revenue business is dependent upon our master distributor relationship with IBM and the continuing market for IBM products. A termination of the relationship with IBM or a decline in customer demand for such products could have a material adverse effect on our business. Sales to one customer accounted for approximately 12% of our total product revenues for the three months ended March 31, 2006. The loss of any one or more of such customers, or non-payment of any material amount by these or any other customer, would have a material adverse effect upon our business.
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
     As of March 31, 2006, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of IBM product inventory, was approximately $86.0 million. Certain of the credit facilities have maturity dates in calendar year 2007 or after, but are classified as current liabilities in our consolidated financial statements. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. Any non-renewal or any default under any of our credit facilities would have a material adverse impact upon our business and financial condition. In addition we have provided $6.5 million of subordinated indebtedness to Supplies Distributors, the minimum level required under certain credit facilities as of March 31, 2006. The maximum level of this subordinated indebtedness to Supplies Distributors that may be provided without approval from our lenders is $8.0 million. The restrictions on increasing this amount without lender approval may limit our ability to comply with certain loan covenants or further grow and develop Supplies Distributors’ business. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so. We have also guaranteed eCOST’s $15 million credit line with Wachovia, as well as certain of its vendor trade payables. We currently expect that it may be necessary to provide additional guarantees of certain eCOST vendor trade payables in the future.

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
     Our future capital needs are difficult to predict. We may require additional capital to take advantage of unanticipated opportunities, including strategic alliances and acquisitions and to fund capital expenditures, or to respond to changing business conditions and unanticipated competitive pressures. In addition, eCOST is now a wholly-owned subsidiary and is expected to need additional financing as well. We may also require additional funds to finance operating losses, including continuing operating losses currently anticipated to be incurred by eCOST. Should these circumstances arise, our existing cash balance and credit facilities may be insufficient and we may need to raise additional funds either by borrowing money or issuing additional equity. We cannot assure you that such resources will be adequate or available for all of our future financing needs. Our inability to finance our growth, either internally or externally, may limit our growth potential and our ability to execute our business strategy. If we are successful in completing an additional equity financing, this could result in further dilution to our stockholders or reduce the market value of our common stock.
We are subject to disputes with clients, customers and other authorities which, if not resolved in our favor, may materially adversely affect our results of operations.
     In the ordinary course of our business, one or more of our clients or customers may dispute our invoices for services rendered or other charges. As of March 31, 2006, an aggregate of approximately $1.1 million of our invoices were in dispute. Although we believe it will resolve these disputes in our favor, the failure to do so may have a material adverse effect on our results of operations. We also receive municipal tax abatements in certain locations. During 2004 we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements. We plan to dispute the notice, but if the dispute is not resolved favorably, additional taxes of approximately $0.4 million to $0.5 million could be assessed against us for each of the calendar years 2005 and 2004.
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
     As of March 31, 2006, we had issued and outstanding 528,832 warrants to purchase common stock (having an exercise price of $2.47 per share). In addition, as of March 31, 2006, we have an aggregate of 6,122,935 stock options outstanding to employees, directors and others with a weighted average exercise price of $1.30 per share. The shares of common stock that may be issued upon exercise of these warrants and options may be resold into the public market. Sales of substantial amounts of common stock in the public market as a result of the exercise of these warrants or options, or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.
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
Risks Related to our Merger with eCOST
We may fail to realize the anticipated synergies, cost savings, growth opportunities and other benefits expected from the merger, which could adversely affect the value of our common stock.
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
•	price competition that results in lower sales volumes, lower profit margins, or net losses;

•	fluctuations in coupon redemption rates;

•	the amount, timing and impact of advertising and marketing costs;

•	eCOST’s ability to successfully implement new technologies or software systems;

•	eCOST’s ability to obtain sufficient financing;

•	changes in the number of visitors to the eCOST website or eCOST’s inability to convert those visitors into customers;

•	technical difficulties, including system or Internet failures;

•	fluctuations in the demand for eCOST products or overstocking or understocking of products;

•	fluctuations in revenues and shipping costs, particularly during the holiday season;

•	economic conditions generally or economic conditions specific to the Internet, online commerce, the retail industry or the mail order industry;

•	changes in the mix of products that eCOST sells; and

•	fluctuations in levels of inventory theft, damage or obsolescence.
The failure of eCOST to improve its financial and operating performance may result in a failure of eCOST to comply with its financial covenants
     In the event eCOST is unable to increase its revenue and/or gross profit from its present levels and does not achieve the operating efficiencies targeted to occur upon completion of its integration into the Company’s infrastructure, it may fail to comply with one or more of the financial covenants required under its working capital line of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and payment under the Company parent guaranty
If eCOST fails to accurately predict its inventory risk, its margins may decline as a result of write-downs of its inventory due to lower prices obtained from older or obsolete products.
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
     eCOST purchases products for resale both directly from manufacturers and indirectly through distributors and other sources, all of whom eCOST considers its vendors. During 2005 and 2004, eCOST offered products on its website from over 1,000 third-party manufacturers. eCOST does not have any long-term agreements with any of these vendors. Any agreements with vendors governing eCOST’s purchase of products are generally terminable by either party upon 30 days’ notice or less. In general, eCOST agrees to offer products on its website and the vendors agree to provide eCOST with information about their products and honor eCOST customer service policies. If eCOST does not maintain relationships with vendors on acceptable terms, including favorable product pricing and vendor consideration, it may not be able to offer a broad selection of products or continue to offer products at competitive prices, and customers may choose not to shop at the eCOST website. In addition, some vendors may decide not to offer particular products for sale on the Internet, and others may avoid offering their new products to retailers such as eCOST who offer a mix of close-out and refurbished products in addition to new products. From time to time, vendors may terminate eCOST’s right to sell some or all of their products, change the applicable terms and conditions of sale or reduce or discontinue the incentives or vendor consideration that they offer. Any such termination or the implementation of such changes could have a negative impact on eCOST’s operating results. Additionally, some products are subject to manufacturer or distributor allocation, which limits the number of units of those products that are available to eCOST and other resellers.
     eCOST’s revenue is dependent in part on sales of HP and HP-related products, which represented 31% of eCOST’s net sales for the three months ended March 31, 2006.
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

     eCOST’s ability to provide satisfactory levels of customer service depends, to a large degree, on the efficient and uninterrupted operation of its customer service operations. Any material disruption or slowdown in its order processing systems resulting from labor disputes, telephone or Internet failures, power or service outages, natural disasters or other events could make it difficult or impossible to provide adequate customer service and support.. If eCOST is unable to continually provide adequate staffing and training for its customer service operations, its reputation could be seriously harmed and eCOST could lose customers. Because eCOST’s success depends in large part on keeping its customers satisfied, any failure to provide high levels of customer service would likely impair its reputation and decrease its revenues.
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
ITEM 2. Changes in Securities and Use of Proceeds
     None
ITEM 3. Defaults Upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
     A special meeting of stockholders of PFSweb was held on January 24, 2006. At the meeting, the following matters were voted upon as indicated:
     1. Approve the issuance of common stock in connection with the eCOST merger:
          11,591,019           For; 459,820 Against;           55,595 Abstentions
     2. Approve the amendment to the PFSweb Certificate of Incorporation to increase the number of authorized shares:
          11,403,755 For;           607,953 Against;           94,726 Abstentions

     3. Approve the proposal to grant discretionary authority to adjourn the meeting:
          11,230,669 For;            781,135 Against;            94,630 Abstentions
ITEM 5. Other Information
     None.
ITEM 6. Exhibits
a)	Exhibits:

Exhibit
No.	Description of Exhibits
2.1 (1)	Agreement and Plan of Merger, dated as of November 29, 2005, by and among PFSweb, Inc., Red Dog Acquisition Corp and eCOST.com, Inc.

3.1(2)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

10.1*	Fourth Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.

10.2*	Amendment 7 to Agreement for Inventory Financing

10.3*	Amendment 6 to Amended and Restated Platinum Plan Agreement

10.4*	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

10.5*	Second Amendment to Loan and Security Agreement by and between eCOST.com, Inc. and Wachovia Capital Finance Corporation (Western).

10.6*	Amendment 4 to Loan and Security Agreement

10.7*	Guaranty by PFSweb, Inc. in favor of Wachovia Capital Finance Corporation (Western)

10.8*	Second Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from PFSweb, Inc. Current Report on Form 8-K filed on November 30, 2005.

(2)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657) and Annual Report on Form 10-K for the Fiscal Year ended December 31, 2005 filed on March 31, 2006.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 15, 2006

PFSweb, Inc.
By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer, Chief Accounting Officer, Executive Vice President

INDEX TO EXHIBITS

Exhibit
No.	Description of Exhibits
2.1(1)	Agreement and Plan of Merger, dated as of November 29, 2005, by and among PFSweb, Inc., Red Dog Acquisition Corp and eCOST.com, Inc.

3.1(2)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

10.1*	Fourth Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.

10.2*	Amendment 7 to Agreement for Inventory Financing

10.3*	Amendment 6 to Amended and Restated Platinum Plan Agreement

10.4*	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

10.5*	Second Amendment to Loan and Security Agreement by and between eCOST.com, Inc. and Wachovia Capital Finance Corporation (Western).

10.6*	Amendment 4 to Loan and Security Agreement

10.7*	Guaranty by PFSweb, Inc. in favor of Wachovia Capital Finance Corporation (Western)

10.8*	Second Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from PFSweb, Inc. Current Report on Form 8-K filed on November 30, 2005.

(2)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657) and Annual Report on Form 10-K for the Fiscal Year ended December 31, 2005 filed on March 31, 2006.

*	Filed herewith