Form 10-Q
period 2006-06-30
PFSWEB INC
filed 2006-08-14
CIK 1095315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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
Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☑
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At August 8, 2006 there were 46,451,443 shares of registrant’s common stock outstanding, excluding 86,300 shares of common stock in treasury.

PFSWEB, INC. AND SUBSIDIARIES
Form 10-Q
June 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
PFSWEB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,553	$13,683
Restricted cash	1,406	2,077
Accounts receivable, net of allowance for doubtful accounts of $1,875 and $484 at June 30, 2006 and December 31, 2005, respectively	48,538	44,556
Inventories, net	57,519	43,654
Other receivables	9,816	9,866
Prepaid expenses and other current assets	3,223	3,213

Total current assets	138,055	117,049

PROPERTY AND EQUIPMENT, net	13,525	13,040
RESTRICTED CASH	—	150
IDENTIFIABLE INTANGIBLES	7,316	—
GOODWILL	18,545	—
OTHER ASSETS	836	1,487

Total assets	$178,277	$131,726

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$27,709	$21,626
Trade accounts payable	70,718	60,053
Accrued expenses	18,667	12,011

Total current liabilities	117,094	93,690

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current Portion	1,892	6,289
OTHER LIABILITIES	1,432	1,813
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 46,526,100 and 22,613,314 shares issued at June 30, 2006 and December 31, 2005, respectively; and 46,439,800 and 22,527,014 outstanding at June 30, 2006 and December 31, 2005, respectively	47	23
Additional paid-in capital	90,858	58,736
Accumulated deficit	(34,595)	(29,824)
Accumulated other comprehensive income	1,634	1,084
Treasury stock at cost, 86,300 shares	(85)	(85)

Total shareholders’ equity	57,859	29,934

Total liabilities and shareholders’ equity	$178,277	$131,726

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUES:
Product revenue, net	$89,650	$63,438	$179,854	$127,068
Service fee revenue	16,209	16,298	32,128	30,383
Pass-through revenue	3,445	5,134	7,990	9,284

Total net revenues	109,304	84,870	219,972	166,735

COSTS OF REVENUES:
Cost of product revenue	84,486	59,613	168,809	119,250
Cost of service fee revenue	11,366	12,102	22,745	22,870
Pass-through cost of revenue	3,445	5,134	7,990	9,284

Total costs of revenues	99,297	76,849	199,544	151,404

Gross profit	10,007	8,021	20,428	15,331

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	12,531	7,952	23,892	14,918

Income (loss) from operations	(2,524)	69	(3,464)	413

INTEREST EXPENSE, NET	517	474	948	793

Loss before income taxes	(3,041)	(405)	(4,412)	(380)
INCOME TAX EXPENSE	143	141	359	380

NET LOSS	$(3,184)	$(546)	$(4,771)	$(760)

NET LOSS PER SHARE:
Basic and Diluted	$(0.07)	$(0.02)	$(0.12)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and Diluted	43,072	22,419	39,011	22,278

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,771)	$(760)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,589	3,012
Loss on disposal of assets	143	—
Provision for doubtful accounts	275	(68)
Provision for excess and obsolete inventory	452	—
Deferred income taxes	(24)	30
Stock option expense	480	14
Changes in operating assets and liabilities:
Restricted cash	879	—
Accounts receivables	2,216	(2,948)
Inventories, net	(6,217)	(3,228)
Prepaid expenses, other receivables and other assets	975	237
Accounts payable, accrued expenses and other liabilities	3,030	(2,623)

Net cash provided by (used in) operating activities	1,027	(6,334)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,123)	(2,561)
Payment for purchase of eCOST, net of cash acquired	(1,299)	—
Decrease in restricted cash	748	1,348

Net cash used in investing activities	(2,674)	(1,213)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(692)	(580)
Decrease in restricted cash	247	837
Proceeds from issuance of common stock	4,888	1,940
Proceeds from debt, net	1,210	5,144

Net cash provided by financing activities	5,653	7,341

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(136)	53

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,870	(153)

CASH AND CASH EQUIVALENTS, beginning of period	13,683	13,592

CASH AND CASH EQUIVALENTS, end of period	$17,553	$13,439

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under capital leases	$708	$891

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
eCOST Overview
     eCOST is a multi-category online discount retailer of new, “close-out” and refurbished brand-name merchandise, selling products primarily to customers in the United States. eCOST offers products in several merchandise categories, including computer hardware and software, home electronics, digital imaging, watches and jewelry, housewares, DVD movies, video games, travel, bed and bath, apparel and accessories, licensed sports gear and cellular/wireless. eCOST carries products from leading manufacturers such as Apple, Canon, Citizen, Denon, Hewlett-Packard (“HP”), Nikon, Onkyo, Seiko and Toshiba.
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

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Net revenues	$109,304	$125,918	$232,906	$262,839
Net loss	(3,184)	(3,665)	(6,361)	(6,908)
Basic and diluted loss per share	(.07)	(.09)	(.16)	(.17)

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
     The unaudited pro forma information combines the historical unaudited consolidated statements of the Company’s operations and eCOST’s operations for the three and six months ended June 30, 2006 and 2005 giving effect to the merger and related events as if they had been consummated on January 1 for the periods presented. Pro forma adjustments have been made to reflect the amortization expense relating to the finite lives of certain acquired intangibles, such as trademark name and customer relationships and the reversal of the income tax expense recognized by eCOST in the three and six months ended June 30, 2005.
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

Cash and restricted cash	$1,053
Accounts receivable, net	5,767
Inventories	6,898
Identifiable intangibles	7,657
Property and equipment	700
Other assets	322

Total assets acquired	22,397

Trade accounts payable	8,804
Accrued expenses	3,267
Other liabilities	793

Total liabilities assumed	12,864

Net assets acquired	9,533
Estimated purchase price	28,078

Goodwill acquired	$18,545

     Estimated purchase price for eCOST is as follows (in thousands):

Number of shares of common stock issued	18,858
Multiplied by PFSweb’s stock price	$1.42

Share consideration	$26,778
Estimated transaction costs	1,300

Estimated purchase price	$28,078

     The above purchase price has been preliminarily allocated based on estimates of the fair values of assets acquired and liabilities assumed. The final valuation of net assets is expected to be completed as soon as possible, but no later than one year from the acquisition date.
     The excess of the purchase price over the fair value of the net assets acquired and liabilities assumed was allocated to goodwill. The total goodwill of $18.5 million, none of which is deductible for tax purposes, is not being amortized but is subject to an impairment test each year using a fair-value-based

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
approach pursuant to SFAS No. 142. The Company is amortizing the identifiable intangible assets acquired on a straight-line basis over their estimated remaining useful lives.
Basis of Presentation
     The unaudited interim condensed consolidated financial statements as of June 30, 2006, and for the three and six months ended June 30, 2006 and 2005, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of June 30, 2006, its results of operations for the three and six months ended June 30, 2006 and 2005 and its results of cash flows for the six months ended June 30, 2006 and 2005. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.
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
Revenue Recognition
     Net sales include product sales, gross outbound shipping charges, and related handling fees, and to a lesser extent, third-party extended warranties and other services. eCOST recognizes revenue from product sales, net of estimated returns, promotional discounts, credit card fraud and chargebacks, and coupon redemptions, when both title and risk of loss to the products has transferred to the customer, which eCOST has determined to occur upon receipt of products by the customer. eCOST generally requires payment by credit card upon placing an order, and to a lesser extent, grants credit to business customers on normal credit terms.
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

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
not successfully returned to third-party suppliers. eCOST recognizes revenue on extended warranties and other services for which it is not the primary obligor on a net basis.
Investment in Affiliates
     Priority Fulfillment Services, Inc. (“PFS”), a wholly-owned subsidiary of PFSweb, has loaned Supplies Distributors and eCOST $6.5 million and $3.5 million, respectively, as of June 30, 2006, which are eliminated in consolidation. Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Supplies Distributors loan cannot be increased to more than $8.0 million or decreased to less than $6.5 million without prior approval of the Company’s lenders and the outstanding balance of the eCOST loan amount cannot be less than $2.0 million without prior approval of eCOST’s lender or increased above $3.5 million without the approval of PFS’ lender. Additionally, PFSweb loaned eCOST $2.5 million during the second quarter of 2006, which remained outstanding as of June 30, 2006.
Concentration of Business and Credit Risk
     Supplies Distributors’ product revenue was primarily generated by sales to customers of product purchased under master distributor agreements with one supplier. The Company’s service fee revenue is generated under contractual service fee relationships with multiple client relationships. There were no clients or customers that exceeded 10% of consolidated revenue during the 2006 or 2005 periods. A summary of the customer and client concentrations is as follows:

	Six Months Ended
	June 30,	June 30,
	2006	2005
Product Revenue (as a percentage of Product Revenue):
Customer 1	11%	13%
Customer 2	9%	11%
Customer 3	8%	11%

Service Fee Revenue (as a percentage of Service Fee Revenue):
Client 1	25%	32%
Client 2	19%	14%
Client 3	12%	12%

Accounts Receivable:
1 Customer	13%	13%
     PFSweb has provided certain guarantees of its subsidiaries’ financings and credit arrangements. These subsidiaries’ ability to obtain financing or credit arrangements on similar terms would be significantly impacted without these guarantees. Additionally, since Supplies Distributors has limited personnel and physical resources, its ability to conduct business could be materially impacted by any termination of its contract with the party performing product demand generation for the IBM products sold by Supplies Distributors.
     The Company has multiple arrangements with IBM and is dependent upon the continuation of such arrangements. These arrangements, which are critical to the Company’s ongoing operations, include Supplies Distributors’ master distributor agreements, certain of Supplies Distributors’ working capital financing agreements, product sales to IBM business units and a term master lease agreement.
     eCOST’s arrangements with its vendors are terminable by either party at will. Loss of any vendors could have a material adverse effect on its financial position, results of operations and cash flows. Sales of HP and HP-related products represented 31% of eCOST’s net revenues, or 7% of consolidated net revenues, in

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
the six months ended June 30, 2006.
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
Inventories
     Inventories (all of which are finished goods) are stated at the lower of weighted average cost or market. The Company establishes inventory reserves based upon estimates of potential declines in values due to inventories that are potentially slow moving or obsolete, potential excess levels of inventory or values assessed at potentially lower than cost.
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
     The allowance for slow moving inventory was $1.9 million and $1.5 million at June 30, 2006 and December 31, 2005, respectively.
Property and Equipment
     The Company’s property held under capital leases amounted to approximately $3.4 million and $3.3 million, net of accumulated amortization of approximately $9.0 million and $8.3 million, at June 30, 2006 and December 31, 2005, respectively.
Advertising Costs
     eCOST produces and circulates catalogs at various dates throughout the year and receives market development funds and co-op advertising funds from vendors included in each catalog. Pursuant to

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Statement of Position (“SOP”) 93-7, Reporting on Advertising Costs, the costs of developing, producing and circulating each catalog are deferred and charged to advertising expense ratably over the life of the catalog based on the revenue generated from each catalog, approximately eight weeks. Advertising expenses for eCOST, including those for catalog, internet and other methods, were $1.9 million for the period from the eCOST acquisition date through June 30, 2006 and are included in selling, general and administrative expenses. There were no such expenses to the Company prior to the acquisition of eCOST.
     Market development and co-op advertising funds pursuant to Emerging Issues Task Force (“EITF”) 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received form a Vendor, are recognized as an offset to cost of goods sold. Direct market development and co-op funds for eCOST were $1.1 million for the period from the acquisition date through June 30, 2006. There were no such funds recognized by the Company prior to the acquisition of eCOST.
Intangible Assets
     Intangible assets acquired consisted of the following as of June 30, 2006 (in thousands):

	Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
Customer relationships	8 years	$2,072	$(108)	$1,964
Trademark/Domain name	10 years	5,585	(233)	5,352

Total intangible assets		$7,657	$(341)	$7,316

3. COMPREHENSIVE LOSS (in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Net loss	$(3,184)	$(546)	$(4,771)	$(760)
Other comprehensive loss:
Foreign currency translation adjustment	348	(544)	551	(1,087)

Comprehensive loss	$(2,836)	$(1,090)	$(4,220)	$(1,847)

4. NET LOSS PER COMMON SHARE
     Basic and diluted net loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding for the reporting period. For the three months ended June 30, 2006 and 2005 and the six months ended June 30, 2006 and 2005, outstanding options of 6.1 million, 5.5 million, 6.1 million and 5.5 million, respectively, to purchase common shares were anti-dilutive and have been excluded from the weighted diluted average share computation. Warrants not included in the calculation of diluted net loss per share for the three and six months ended June 30, 2006 were 601,190 and for the three and six months ended June 30, 2005 were 395,486 as the effect would be anti-dilutive. Outstanding warrants have been adjusted to give effect to the recent merger with eCOST and the sale by the Company of 5,000,000 shares of common stock on June 1, 2006 in a private placement transaction.
5. STOCK AND STOCK OPTIONS
Private Placement Transaction
     In June 2006, the Company entered into a Purchase Agreement and Registration Rights Agreement with certain institutional investors in a private placement transaction pursuant to which the Company issued and sold an aggregate of 5,000,000 shares of its common stock, par value $.001 per share (the “Common Stock”), at $1.00 per share, resulting in gross proceeds of $5.0 million. After deducting expenses, the net proceeds were approximately $4.8 million.
Stock Options and Stock Option Plans
     On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”). Prior to January 1, 2006, the Company accounted for share-based employee compensation plans using the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. In accordance with APB 25 no compensation was required to be recognized for options granted that had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
     The Company adopted FAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized during the three and six months ended June 30, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award. Results for prior periods have not been restated.
     As a result of adoption FAS 123R, stock compensation expense charged against income was $0.2 million and $0.5 million for the three and six months ended June 30, 2006, respectively, which is included in selling, general and administrative expenses. As of June 30, 2006, there was $1.6 million of total unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 1.3 years.
     The following table illustrates the effect on net loss and net loss per share for the three and six months ended June 30, 2005 as if our stock-based compensation had been determined based on the fair value at the grant date (in thousands, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net loss as reported	$(546)	$(760)

Add: Stock-based non-employee compensation expense included in reported net loss	14	14
Deduct: Total stock-based employee and non-employee compensation expense determined under fair value based method	(373)	(575)

Pro forma net loss, applicable to common stock for basic and diluted computations	$(905)	$(1,321)

Loss per common share — as reported Basic and diluted	$(0.02)	$(0.03)

Loss per common share — pro forma Basic and diluted	$(0.04)	$(0.06)

As of June 30, 2006, the Company has the following share-based compensation plans:
PFSweb Plan Options
     The Company has an Employee Stock and Incentive Plan and an Outside Director Stock Option and Retainer Plan under which an aggregate of 8,500,000 shares of common stock were originally authorized for issuance (the “Stock Options Plans”) and an outstanding stock option agreement under which 35,000 shares were originally authorized for issuance. The Stock Option Plans provide for the granting of incentive awards in the form of stock options to directors, executive management, key employees, and outside consultants of the Company. The rights to purchase shares under the employee stock option agreements typically vest over a three-year period, one-twelfth each quarter. Stock options must be exercised within 10 years from the date of grant. Stock options are generally issued such that the exercise price is equal to the fair market value of the Company’s common stock at the date of grant.
     As of June 30, 2006, there were 2,174,516 shares available for future options under the Stock Option Plans.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
     The following table summarizes stock option activity under the Stock Option Plans:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding, December 31, 2005	4,947,950	$1.30	6.8
Granted	750,000	$1.46
Exercised	—
Canceled	(14,250)	$2.23

Outstanding, March 31, 2006	5,683,700	$1.32	7.0	$1,321,933
Granted	88,500	$1.08
Exercised	(19,918)	$0.40
Canceled	(52,750)	$1.84

Outstanding, June 30, 2006	5,699,532	$1.32	6.7	$666,671

Exercisable, June 30, 2006	4,430,423	$1.19	6.1	$665,761

     The weighted average fair value per share of options granted during the three and six months ended June 30, 2006 was $0.87 and $1.27, respectively. The weighted average fair value per share of options granted during the three and six months ended June 30, 2005 was $2.08 and $2.07, respectively. The total intrinsic value of options exercised under the Stock Option Plans during the three and six months ended June 30, 2005 was $0.1 million and $0.2 million, respectively. Of the options granted during 2006, 750,000 of the options were granted to officers and key employees of eCOST in conjunction with the acquisition.
     The following table summarizes information concerning currently outstanding and exercisable stock options issued under the Stock Option Plans as of June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Outstanding as of	Remaining	Average	Exercisable as of	Average
Exercise Prices	June 30, 2006	Contractual Life	Exercise Price	June 30, 2006	Exercise Price
$0.39-$0.99	2,925,427	5.8	$0.78	2,892,760	$0.78
$1.13-$1.92	2,104,855	7.5	$1.63	1,229,579	$1.74
$2.05-$2.96	661,500	8.5	$2.58	300,334	$2.58
$10.45-$16.00	7,750	3.1	$11.17	7,750	$11.17

	5,699,532	6.7	$1.32	4,430,423	$1.19

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

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
     As of June 30, 2006, 434,612 Non-plan Options were outstanding, all of which were held by PFSweb officers, directors and employees.
     The following table summarizes stock option activity under the Non-plan Options:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Life	Intrinsic Value
Outstanding, December 31, 2005	439,235	$0.95	5.9
Granted	—
Exercised	—
Canceled	—

Outstanding, March 31, 2006	439,235	$0.95	5.7	$139,842
Granted	—
Exercised	(4,623)
Canceled	—

Outstanding, June 30, 2006	434,612	$0.95	5.4	$43,238

Exercisable, June 30, 2006	434,612	$0.95	5.4	$43,238

     The following table summarizes information concerning Non-plan Options outstanding and exercisable as of June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted
	Outstanding as of	Average	Weighted	Exercisable as of	Weighted
Range of	June 30,	Remaining	Average	June 30,	Average
Exercise Prices	2006	Contractual Life	Exercise Price	2006	Exercise Price
$0.91	432,382	5.4	$0.91	432,382	$0.91
$5.78-$10.58	2,230	1.5	$8.83	2,230	$8.83

	434,612	5.4	$0.95	434,612	$0.95

Fair Value
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants of options under the Stock Option Plans for the periods indicated:

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2006	June 30, 2005	June 30, 2005
Expected dividend yield	—	—	—	—
Expected stock price volatility	98% - 101%	98% - 102%	105%	105%
Risk-free interest rate	4.9% - 5.2%	4.5% - 5.2%	3.6% - 4.2%	3.6% - 4.6%
Expected life of options (years)	6	0.5-6	5-6	5-6
     The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock-price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our recorded and pro forma stock-based compensation expense could have been different. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be materially different. The expected life of options has been computed using the simplified method as prescribed by Staff Accounting Bulletin No. 107.
6. VENDOR FINANCING:

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
     Outstanding obligations under vendor financing arrangements consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Inventory and working capital financing agreements:
United States	$28,085	$30,092
Europe	15,623	12,071

Total	$43,708	$42,163

Inventory and Working Capital Financing Agreement, United States
     Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of IBM products in the United States, providing financing for eligible IBM inventory and for certain receivables up to $30.5 million through its expiration in March 2007. As of June 30, 2006, Supplies Distributors had $2.4 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $6.5 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (8.75% as of June 30, 2006). The facility also includes a monthly service fee. The Company has classified the outstanding amounts under this credit facility as accounts payable in the consolidated balance sheets.
Inventory and Working Capital Financing Agreement, Europe
     Supplies Distributors’ European subsidiaries have a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance their distribution of IBM products in Europe. The asset based credit facility with IBM Belgium provides up to 12.5 million Euros (approximately $15.9 million) in financing for purchasing IBM inventory and for certain receivables through its expiration in March 2007. As of June 30, 2006, Supplies Distributors’ European subsidiaries had 0.2 million euros ($0.2 million) of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors and its European subsidiaries to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors’ European subsidiaries, as well as collateralized guaranties of Supplies Distributors and PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $6.5 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at Euribor plus 1.5% (4.3% as of June 30, 2006). Supplies Distributors’ European subsidiaries pay a monthly service fee on the commitment. The Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
7. DEBT AND CAPITAL LEASE OBLIGATIONS;
     Outstanding obligations under debt and capital lease obligations consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Loan and security agreements, United States
Supplies Distributors	$12,089	$11,673
eCOST	17	—
PFS	5,706	6,640
Factoring agreement, Europe	2,482	576
Taxable revenue bonds	4,500	5,000
Master lease agreements	4,357	3,713
Other	450	313

Total	29,601	27,915
Less current portion of long-term debt	27,709	21,626

Long-term debt, less current portion	$1,892	$6,289

Loan and Security Agreement — Supplies Distributors
     Supplies Distributors has a loan and security agreement with Congress Financial Corporation (Southwest) (“Congress”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of June 30, 2006, Supplies Distributors had $4.6 million of available credit under this agreement. The Congress facility expires on the earlier of March 29, 2007 or the date on which the parties to the IBM master distributor agreement no longer operate under the terms of such agreement and/or IBM no longer supplies products pursuant to such agreement. Borrowings under the Congress facility accrue interest at prime rate to prime rate plus 0.25% or Eurodollar rate plus 2.25% to 2.75%, dependent on excess availability, as defined. The interest rate as of June 30, 2006 was 8.25% for $7.1 million of outstanding borrowings, 7.5% for $3.0 million of outstanding borrowings, and 7.4% for $2.0 million of outstanding borrowings. This agreement contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $6.5 million and restricted cash of less than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks and Congress pursuant to which a security interest was granted to Congress for all U.S. and Canadian customer remittances received in specified bank accounts. At June 30, 2006 and December 31, 2005, these bank accounts held $0.7 million and $1.0 million, respectively, which was restricted for payment to Congress.
Loan and Security Agreement — PFSweb
     PFS has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”). The Comerica Agreement provides for up to $7.5 million of eligible accounts receivable financing (“Working Capital Advances”) through March 2007 and $2.5 million of equipment financing (“Equipment Advances”) through June 15, 2008. Outstanding Working Capital Advances, $5.0 million as of June 30, 2006, accrue interest at prime rate plus 1% (9.25% as of June 30, 2006). Outstanding Equipment Advances, $0.7 million as of June 30, 2006, accrue interest at prime rate plus 1.5% (9.75% as of June 30, 2006). As of June 30, 2006, PFS had $2.1 million of available credit under the Working Capital Advance portion of this facility and no available credit under the Equipment Advance portion of this facility. In July 2006, the Company repaid the $5.0 million of Working Capital Advances outstanding as of June 30, 2006. The Comerica Agreement contains cross default provisions, various restrictions upon PFS’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the note receivable from Supplies Distributors to a maximum of $8 million. Comerica has provided approval for PFS to use $3.5 million in cash to fund the cash flow requirements of eCOST, which, as of June 30, 2006 PFS had advanced to eCOST. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb, Inc. The Comerica Agreement requires PFS to maintain a minimum cash balance of $1.3 million at Comerica.
Credit Facility — eCOST
     eCOST currently has an asset-based line of credit facility of up to $15.0 million with Wachovia Capital Finance Corporation (Western), which is collateralized by substantially all of eCOST’s assets. Borrowings under the facility are limited to a percentage of eligible accounts receivable and inventory. Outstanding amounts under the facility bear interest at rates ranging from the prime rate to the prime rate plus 0.5% (8.75% as of June 30, 2006), depending on eCOST’s financial results. As of June 30, 2006, eCOST had $1.6 million of letters of credit outstanding and $1.9 million of available credit under this facility. In connection with the line of credit, eCOST entered into a cash management arrangement whereby eCOST’s operating amounts are swept and used to repay outstanding amounts under the line of credit. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, and requires a minimum tangible net worth of $1 million, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.
Factoring Agreement
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million euros (approximately $9.5 million) of eligible accounts receivables through March 2007. As of June 30, 2006, Supplies Distributors’ European subsidiary had approximately 0.1 million euros ($0.1 million) of available credit under this agreement. Borrowings accrue interest at Euribor plus 0.6% (3.5% at June 30, 2006). This agreement contains various restrictions upon the ability of Supplies Distributors’ European subsidiary to, among other things, merge, consolidate and incur indebtedness, as well as financial covenants, such as minimum net worth. This agreement is secured by a guarantee of Supplies Distributors, up to a maximum of 200,000 euros.
Taxable Revenue Bonds
     PFSweb has a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of $5 million MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned the proceeds of the Bonds to PFSweb for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in the Company’s Southaven, Mississippi distribution facility. The Bonds bear interest at a variable rate (5.35% as of June 30, 2006), as determined by Comerica Securities, as Remarketing Agent. PFSweb, at its option, may convert the Bonds to a fixed rate, to be determined by the Remarketing Agent at the time of conversion.
     The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) in the initial face amount of $5.1 million issued by Comerica pursuant to a Reimbursement Agreement between PFSweb and Comerica under which PFSweb is obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has a maturity date of January 2007 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof. If the Letter of Credit is renewed or replaced, the Bonds require future principal repayments of $500,000 in January 2007 and $800,000 in each of January 2008 through 2012. PFSweb has established a sinking fund account with Comerica, which at June 30, 2006 includes $40,000 restricted for payments on the Bonds.

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
Master Lease Agreements
     The Company has a Term Lease Master Agreement with IBM Credit Corporation (“Master Lease Agreement”) that provides for leasing or financing transactions of equipment and other assets, which generally have terms of 3 to 5 years. The outstanding leasing transactions ($0.8 million and $0.7 million as of June 30, 2006 and December 31, 2005, respectively) are secured by the related equipment and letters of credit. The outstanding financing transactions ($16,000 and $0.2 million as of June 30, 2006 and December 31, 2005, respectively) are secured by a letter of credit.
     The Company has a master agreement with a leasing company that provided for leasing transactions of certain equipment. The amounts outstanding under this agreement as of June 30, 2006 and December 31, 2005 were $0.7 million and $1.9 million, respectively, and are secured by the related equipment.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues (in thousands):
PFSweb	$21,859	$23,833	$44,847	$44,198
Supplies Distributors	60,867	63,438	129,282	127,068
eCOST	28,783	—	50,572	—
Eliminations	(2,205)	(2,401)	(4,729)	(4,531)

	$109,304	$84,870	$219,972	$166,735

Income (loss) from operations (in thousands):
PFSweb	$220	$(1,022)	$(309)	$(2,356)
Supplies Distributors	1,549	1,091	3,304	2,769
eCOST	(4,293)	—	(6,459)	—
Eliminations	—	—	—	—

	$(2,524)	$69	$(3,464)	$413

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Depreciation and amortization (in thousands):
PFSweb	$1,545	$1,509	$3,106	$3,012
Supplies Distributors	3	—	3	—
eCOST	289	—	480	—
Eliminations	—	—	—	—

	$1,837	$1,509	$3,589	$3,012

Capital expenditures (in thousands):
PFSweb	$1,334	$488	$1,984	$2,561
Supplies Distributors	11	—	45	—
eCOST	88	—	94	—
Eliminations	—	—	—	—

	$1,433	$488	$2,123	$2,561

	June 30,	December 31,
	2006	2005
Assets (in thousands):
PFSweb	$96,176	$60,337
Supplies Distributors	91,353	87,542
eCOST	41,436	—
Eliminations	(50,688)	(16,153)

	$178,277	$131,726

9. COMMITMENTS AND CONTENGENCIES
     The Company receives municipal tax abatements in certain locations. During 2004 the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements. The Company plans to dispute the notice. If the dispute is not resolved favorably, the Company could be assessed additional taxes from January 1, 2004. The Company has not accrued for the additional taxes, which through June 30, 2006 could be approximately $1.2 million, as it does not believe that it is probable that an additional assessment will be incurred.
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
     In the ordinary course of business, one or more of the Company’s clients may dispute Company invoices for services rendered or other charges. As of June 30, 2006, an aggregate of approximately $0.4 million of client invoices were in dispute. The Company believes it will resolve these disputes in its favor and has not recorded any specific reserve for such disputes.
     On July 12, 2004, eCOST received correspondence from MercExchange LLC alleging infringement of MercExchange’s U.S. patents relating to e-commerce and offering to license its patent portfolio to eCOST. On July 15, 2004, eCOST received a follow-up letter from MercExchange specifying which of its technologies MercExchange believed infringed certain of its patents, alone or in combination with technologies provided by third parties. Some of those patents are currently being litigated by third parties, and eCOST is not involved in those proceedings. In addition, three of the four patents identified by MercExchange are under reexamination at the U.S. Patent and Trademark Office, which may or may not result in the modification of those claims. In the July 15 letter, MercExchange also advised eCOST that it has a number of applications pending for additional patents. MercExchange has filed lawsuits alleging

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
infringement of some or all of its patents against third parties, resulting in settlements or verdicts in favor of MercExchange. At least one such verdict was appealed to the United States Court of Appeals for the Federal Circuit and was affirmed in part. Based on eCOST’s investigation of this matter to date, eCOST believes that its current operations do not infringe any valid claims of the patents identified by MercExchange in these letters. There can be no assurance, however, that such claims will not be material or adversely affect eCOST’s business, financial position, results of operations or cash flows.

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
Forward-Looking Information
     We have made forward-looking statements in this Report on Form 10-Q. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “seek,” “strive,” “believe,” “expect,” “anticipate,” “predict,” “potential,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “target” and “estimate” or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to those set forth above or elsewhere in this Report on Form 10-Q and our Form 10-K and Form 10-K/A for the year ended December 31, 2005, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:
•	our ability to retain and expand relationships with existing clients and attract and implement new clients;

•	our reliance on the fees generated by the transaction volume or product sales of our clients;

•	our reliance on our clients’ projections or transaction volume or product sales;

•	our dependence upon our agreements with IBM;

•	our dependence upon our agreements with our major clients;

•	our client mix, their business volumes and the seasonality of their business;

•	our ability to finalize pending contracts;

•	the impact of strategic alliances and acquisitions;

•	trends in the market for our services;

•	trends in e-commerce;

•	whether we can continue and manage growth;

•	changes in the trend toward outsourcing;

•	increased competition;

•	our ability to generate more revenue and achieve sustainable profitability;

•	effects of changes in profit margins;

•	the customer and supplier concentration of our business;

•	the unknown effects of possible system failures and rapid changes in technology;

•	trends in government regulation both foreign and domestic;

•	foreign currency risks and other risks of operating in foreign countries;

•	potential litigation;

•	potential delisting;

•	our dependency on key personnel;

•	the impact of new accounting standards and rules regarding revenue recognition, stock options and other matters;

•	changes in accounting rules or the interpretations of those rules;

•	our ability to raise additional capital or obtain additional financing;

•	our ability and the ability of our subsidiaries to borrow under current financing arrangements and maintain compliance with debt covenants;

•	relationship with and our guarantees of certain of the liabilities and indebtedness of our subsidiaries;

•	whether outstanding warrants issued in a prior private placement will be exercised in the future;

•	the transition costs resulting from our merger with eCOST;

•	our ability to successfully integrate eCOST into our business to achieve the anticipated benefits of the merger:

•	eCOST’s potential indemnification obligations to its former parent;

•	eCOST’s ability to maintain existing and build new relationships with manufacturers and vendors and the success of its advertising and marketing efforts; and

•	eCOST’s ability to increase its sales revenue and sales margin and improve operating efficiencies.

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
     In our first business segment, a service fee revenue model, we derive our revenues from a broad range of services, including professional consulting, technology collaboration, order management, managed web hosting and web development, customer relationship management, financial services including billing and collection services and working capital solutions, kitting and assembly services, information management and international fulfillment and distribution services and on-line retail sales. We offer our services as an integrated solution, which enables our clients to outsource their complete infrastructure needs to a single source and to focus on their core competencies. Our distribution services are conducted at warehouses that we lease or manage and include real-time inventory management and customized picking, packing and shipping of our clients’ customer orders. We currently offer the ability to provide infrastructure and distribution solutions to clients that operate in a range of vertical markets, including technology manufacturing, computer products, printers, cosmetics, fragile goods, high security collectibles, pharmaceuticals, contemporary home furnishings, apparel, aviation, telecommunications and consumer electronics, among others.
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
     Our second business segment is a product revenue model. In this segment, we are a master distributor of product for IBM and certain other clients. In this capacity, we purchase, and thus own, inventory and recognize the corresponding product revenue. As a result, upon the sale of inventory, we own the accounts receivable. Freight costs billed to customers are reflected as components of product revenue. This business segment requires significant working capital requirements, for which we have senior credit facilities to provide for more than $95 million of available financing.
     Our third business segment is a web-commerce product revenue model focused on the sale of products to a broad range of consumer and small business customers. In this segment we operate as a multi-category online discount retailer of new, “close-out” and refurbished brand-name merchandise. Our web-commerce product line currently offers more than 100,000 products in several primary merchandise categories, including computer hardware and software, home electronics, digital imaging, watches and jewelry, housewares, DVD movies, video games, travel, bed and bath, apparel and accessories, licensed sports gear and cellular/wireless. Our product revenue in this segment is reduced by consumer chargeback activities and credit card fraud matters.
     Growth is a key element to achieving our future goals, including achieving and maintaining sustainable profitability. Growth in our service fee business is driven by two main elements: new client relationships and organic growth from existing clients. We have refocused our sales efforts on larger contracts with brand-name companies; however, we have seen the sales cycle lengthen and the number of new contract signings slow down as compared to prior periods. Our results for the six months ended June 30, 2006 include approximately $1.6 million of new revenue including certain incremental projects. Growth within our product revenue business is primarily driven by our ability to attract new master distributor arrangements with IBM or other manufacturers and the sales and marketing efforts of the manufacturers and third party sales partners. We currently expect growth in our product revenue business to be modest. Growth within our web-commerce product revenue model is primarily driven by eCOST’s ability to increase sales and expand its product line.
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
     Cost of product revenues — cost of product revenue consists of the purchase price of product sold and freight costs, which are reduced by certain reimbursable expenses. These reimbursable expenses include pass-through customer marketing programs, direct costs incurred in passing on any price decreases offered by vendors to cover price protection and certain special bids, the cost of products provided to replace defective product returned by customers and certain other expenses as defined under the master distributor agreements. Vendor marketing programs, such as co-op advertising, can reduce eCOST’s cost of product revenue.
     Cost of service fee revenue — consists primarily of compensation and related expenses for our web-enabled customer contact center services, international fulfillment and distribution services and professional consulting services, and other fixed and variable expenses directly related to providing services under the terms of fee based contracts, including certain occupancy and information technology costs and depreciation and amortization expenses.
     Cost of pass-through revenue — the related reimbursable costs for pass-through expenditures are reflected as cost of pass-through revenue.
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
     Monitoring and controlling our available cash balances continues to be a primary focus. Our cash and liquidity positions are important components of our financing of both current operations and our targeted growth. In recent years we have added to our available cash and liquidity positions through various transactions:
•	Each of our primary operating subsidiaries has one or more asset based working capital financing agreements with various lenders.

•	In 2003 we completed a private placement of approximately 1.6 million shares of our common stock to certain investors that provided net proceeds of approximately $3.2 million. In January 2005, we issued an additional 0.4 million shares of common stock to certain of these investors who exercised warrants issued in the private placement. The warrants exercised provided $1.3 million of additional proceeds.

•	In 2004 we received proceeds of $5.0 million of taxable revenue bonds to finance capital additions to our new facility in Southaven, MS.

•	In June 2006, we completed another private placement of 5.0 million shares of our common stock to certain investors that provided net proceeds of $4.8 million.
Results of Operations
     The following table sets forth certain historical financial information from our unaudited interim condensed consolidated statements of operations expressed as a percent of net revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Product revenue, net	82.0%	74.8%	81.8%	76.2%
Service fee revenue	14.8	19.2	14.6	18.2
Pass-through revenue	3.2	6.0	3.6	5.6

Total revenues	100.0	100.0	100.0	100.0

Cost of product revenue (as % of product revenue)	94.2	94.0	93.9	93.8
Cost of service fee revenue (as % of net service fee revenue)	70.1	74.3	70.8	75.3
Cost of pass-through revenue (as % of pass- through revenue)	100.0	100.0	100.0	100.0

Total costs of revenues	90.8	90.5	90.7	90.8

Gross profit	9.2	9.5	9.3	9.2
Selling, general and administrative expenses	11.5	9.4	10.9	8.9

Income (loss) from operations	(2.3)	0.1	(1.6)	0.3
Interest expense, net	0.5	0.5	0.4	0.5

Loss before income taxes	(2.8)	(0.4)	(2.0)	(0.2)
Income tax expense	0.1	0.2	0.2	0.2

Net loss	(2.9)%	(0.6)%	(2.2)%	(0.4)%

Results of Operations for the Interim Periods Ended June 30, 2006 and 2005
     Product Revenue. Product revenue was $89.7 million for the three months ended June 30, 2006, as compared to $63.4 million for the three months ended June 30, 2005, an increase of $26.3 million, or 41.3%. Excluding the $28.8 million of product revenue of eCOST following its acquisition in February 2006, product revenue decreased $2.5 million, or 4.1%, primarily due to lower volume and timing of product promotions. Product revenue for the six months ended June 30, 2006 was $179.9 million as compared to $127.1 million, an increase of $52.8 million, or 41.5%, in the same period of the prior year. Excluding the $50.6 million of product revenue of eCOST following its acquisition in February 2006, revenue increased $2.2 million, or 1.7%, primarily due to a certain vendor-sponsored product promotion in the first quarter of 2006.
     Service Fee Revenue. Service fee revenue was $16.2 million for the three months ended June 30, 2006 as compared to $16.3 million for the three months ended June 30, 2005, a decrease of $0.1 million or 0.1%. Service fees for the six months ended June 30, 2006 and 2005 were $32.1 million and $30.4 million, respectively, an increase of $1.7 million or 5.7%. Service fee revenue for the three months and six months ended June 30, 2006 and 2005 included increased service fees generated from incremental projects with certain client relationships. The change in service fee revenue is shown below ($ millions):

	Three	Six
	Months	Months
Period ended June 30, 2005	$16.3	$30.4
New service contract relationships, including certain incremental projects under new contracts	0.9	1.6
Change in existing client service fees from organic growth and certain incremental projects with existing clients	(0.4)	1.3
Terminated clients not included in 2006 revenue	(0.6)	(1.2)

Period ended June 30, 2006	$16.2	$32.1

     Cost of Product Revenue. Cost of product revenue was $84.5 million for the three months ended June 30, 2006, as compared to $59.6 million for the three months ended June 30, 2005, an increase of $24.9 million or 41.7%. Excluding the $27.7 million of cost of product revenue of eCOST following its acquisition in February 2006, cost of product revenue decreased $2.8 million or 4.8%. Cost of product revenue, excluding eCOST, decreased primarily as the result of decreased sales volumes of certain products. Cost of product revenue, as a percent of product revenue, excluding the impact of eCOST, was 93.3% during the three months ended June 30, 2006 and 94.0% during the three months ended June 30, 2005. The resulting gross profit margin was 6.7% for the three months ended June 30, 2006 and 6.0% for the three months ended June 30, 2005. eCOST’s cost of product revenue, as a percentage of product revenue was 96.3% during the three month period ended June 30, 2006. The resulting gross margin for eCOST was 3.7% during the same period, which is lower than we expected primarily due to elevated levels of fraudulent credit card chargeback activity in the second quarter of 2006 that resulted in approximately $0.7 million higher than normal chargebacks. Such activity is accounted for as a reduction in product revenue resulting in lower gross margin. We expect that this fraudulent credit card chargeback activity will result in an incremental $0.9 million reduction of our gross margin in the quarter ending September 30, 2006. In addition, eCOST recorded an incremental provision of excess and obsolete inventory of $0.3 million in the June 2006 quarter due to an increase in slower moving product on hand. Cost of product revenue was $168.8 million for the six months ended June 30, 2006, as compared to $119.3 million for the six months ended June 30, 2005, an increase of $49.5 million or 41.6%. Excluding the $48.1 million of cost of product revenue of eCOST following its acquisition in February 2006, cost of product revenue increased $1.4 million or 1.2%. Cost of product revenue, excluding eCOST, increased primarily as the result of the higher sales volume in the first half of the year. Cost of product revenue, as a percent of product revenue, excluding the impact of eCOST, was 93.4% during the six months ended June 30, 2006 and 93.8% during the six months ended June 30, 2005. The resulting gross profit margin was 6.6% for the six months ended June 30, 2006 and 6.2% for the six months ended June 30, 2005. eCOST’s cost of product revenue, as a percentage of product revenue was 95.2% during the six month period ended June 30, 2006. The resulting gross margin for eCOST was 4.8% during the same period which is lower than we expected primarily due to elevated levels of fraudulent credit card activity in the 2006 period, an increased provision for excess and obsolete inventory, and the impact of a $0.4 million loss applicable to a sales transaction to a former eCOST customer in the March 2006 quarter. SG&A expenses in the three and six month periods ended June 30, 2006 included $0.2 million and $0.5 million, respectively, of costs applicable to stock option expense, which were zero in the prior year.
     Cost of Service Fee Revenue. Cost of service fee revenue was $11.4 million for the three months ended June 30, 2006, as compared to $12.1 million during the three months ended June 30, 2005, a decrease of $0.7 million or 5.8%. The resulting service fee gross profit was $4.8 million or 29.9% of service fee revenue, during the three months ended June 30, 2006 as compared to $4.2 million, or 25.7% of service fee revenue for the three months ended June 30, 2005. Cost of service fee revenue was $22.7 million for the six months ended June 30, 2006, as compared to $22.9 million during the six months ended June 30, 2005, a decrease of $0.2 million or 0.1%. The resulting service fee gross profit was $9.4 million or 29.2% of service fee revenue, during the six months ended June 30, 2006 as compared to $7.5 million, or 24.7% of service fee revenue for the six months ended June 30, 2005. Our gross profit as a percent of service fees increased in the current periods primarily due to higher gross margins on certain client project revenue as well as the prior year having lower gross margins on certain new contracts, including certain start up costs. As we add new service fee revenue in the future, we currently intend to target the underlying contracts to earn an average gross profit percentage of 25-35%, but we have and may continue to accept lower gross margin percentages on certain contracts depending on contract scope and other factors.
     Selling, General and Administrative Expenses. SG&A expenses were $12.5 million for the three months ended June 30, 2006, or 11.5% of total net revenues, as compared to $8.0 million, or 9.4% of total net revenues, for the three months ended June 30, 2005. Excluding the $5.4 million of SG&A expenses of eCOST following its acquisition in February 2006, SG&A expenses were $7.1 million, or 8.9% of total net revenues. The decrease in SG&A, excluding eCOST, for the three months ended June 30, 2006 compared to 2005 is primarily due to the favorable impact of exchange rates related to our European and Canadian operations, and that 2005 results included incremental legal fees related to a lawsuit filed in May 2005 and incremental sales and marketing expenses. SG&A expenses were $23.9 million for the six months ended June 30, 2006, or 10.9% of total net revenues, as compared to $14.9 million, or 8.9% of total net revenues, for the six months ended June 30, 2005. Excluding the $8.9 million of SG&A expenses of eCOST following its acquisition in February 2006, SG&A expenses were $15.0 million or 8.8% of total net revenues. Upon the conclusion of the integration process of eCOST into our current infrastructure, currently targeted for the third quarter, we expect to realize certain SG&A savings through the reduction of certain eCOST overhead expenses, changes in corporate infrastructure and a reduction in integration related costs.
     Interest Expense, net. Net interest expense was $0.5 million and $0.9 million for the three and six months ended June 30, 2006 respectively as compared to $0.5 million and $0.8 million for the three and six months ended June 30, 2005.
     Income Taxes. For the three months ended June 30, 2006 and 2005, we recorded a tax provision of $0.1 million primarily associated with our subsidiary Supplies Distributors’ Canadian and European operations. For the six month periods ended June 30, 2006 and 2005, we recorded a tax provision of $0.4 million for those same operations. We did not record an income tax benefit associated with our consolidated net loss in our U.S. operations. A valuation allowance has been provided for our net U.S. deferred tax assets as of June 30, 2006 and December 31, 2005, which are primarily related to our net operating loss carryforwards. We did not record an income tax benefit for our PFSweb Canadian pre-tax losses in the current or prior periods. Due to the consolidation of Supplies Distributors, in the future we anticipate that we will continue to record an income tax provision associated with Supplies Distributors’ Canadian and European results of operations.
Liquidity and Capital Resources
     Net cash provided by operating activities was $1.0 million for the six months ended June 30, 2006, and primarily resulted from a $3.0 million increase in accounts payable, accrued expenses and other liabilities, a decrease in accounts receivable of $2.2 million, a $1.0 million decrease in prepaid expenses, other receivables and other current assets and a $0.9 million decrease in restricted cash partially offset by an increase in inventories of $6.2 million.
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
     Net cash used in investing activities for the six months ended June 30, 2006 totaled $2.7 million, representing capital expenditures of $2.1 million and cash paid to acquire eCOST, net of cash acquired, of $1.3 million, partially offset by a decrease in restricted cash of $0.7 million.
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
     Net cash provided by financing activities was approximately $5.7 million for the six months ended June 30, 2006, primarily representing $4.9 million of net proceeds on issuance of common stock pursuant to a private placement transaction and $1.2 million of proceeds on debt, partially offset by $0.7 million of payments on capital leases.
     Net cash provided by financing activities was approximately $7.3 million for the six months ended June 30, 2005, primarily representing $5.1 million of proceeds from debt and $1.9 million from the issuance of common stock pursuant to our employee stock purchase and stock option programs and warrant exercises.

     Our liquidity could be impacted significantly as a result of the merger with eCOST. During 2005 and the six month period ended June 30, 2006, eCOST experienced a significant net usage of cash primarily due to certain operational difficulties related to its transition as a separate company following its spin-off from its parent company in April 2005 as well as declining sales and increasing inventory and accounts receivable balances. As a result, we are anticipating, during the process of transitioning and integrating the eCOST operations, of having to support eCOST’s cash needs to help them achieve a stabilized operational position. The amount of cash needed to support eCOST operations depends upon the financing available as well as the length of time it takes to successfully transition and incorporate eCOST into our current infrastructure and eCOST’s ability to improve its financial results.
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
     During the six months ended June 30, 2006, our working capital decreased to $21.0 million from $23.4 million at December 31, 2005, primarily as a result of the reclassification of the $4.5 million in taxable revenue bonds to short-term debt due as the related letters of credit securing the taxable revenue bonds matures in January 2007 and the use of cash related to the integration activities of eCOST into the PFS infrastructure. We are targeting to renew the letter of credit facility with the bank during 2006 to present this as a long-term liability again in the future, however we can provide no assurance as to our ability to do so. A portion of these cash outflows were offset by the net proceeds from the sale of our common stock in a private placement transaction. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities, entering into new debt agreements or transferring to third parties a portion of our subordinated loan balance due from Supplies Distributors. In conjunction with certain of these alternatives, we may be required to provide certain letters of credit to secure these arrangements. No assurances can be given that we will be successful in obtaining any additional financing or the terms thereof. We currently believe that our cash position, financing available under our credit facilities and funds generated from operations (including our anticipated revenue growth and/or cost reductions to offset lower than anticipated revenue growth) will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our lease obligations, and additional loans to our subsidiaries Supplies Distributors and eCOST, if necessary, for at least the next twelve months.
     The following is a schedule of our total contractual cash obligations which is comprised of operating leases, debt, vendor financing and capital leases (including interest) as of June 30, 2006, (in millions):

	Payments Due By Period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Debt and vendor financing	$69,520	$68,989	$501	$30	$—
Capital lease obligations	4,315	2,838	1,356	121	—
Operating leases	22,149	8,241	10,267	3,067	574

Total	$95,984	$80,068	$12,124	$3,218	$574

     In support of certain debt instruments and leases, as of June 30, 2006, we had $0.3 million of cash restricted as collateral for letters of credit. The letters of credit expire in 2007. As of June 30, 2006, we had $1.1 million of cash restricted for payment of capital expenditures or repayments to lenders. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain of our subsidiaries’ credit facilities. Many of our debt facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other agreements. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. In particular, in the event eCOST is unable to increase its revenue and/or gross profit from its present levels and does not achieve the operating efficiencies targeted to occur upon completion of its integration into the Company’s infrastructure, it may fail to comply with one or more of the financial covenants required under its working capital line of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and payment under the Company parent guaranty. A requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of June 30, 2006, we were in compliance with all debt covenants. We do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.
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
     To finance their distribution of IBM products, Supplies Distributors and its subsidiaries have short-term credit facilities with IBM Credit LLC (“IBM Credit”) and IBM Belgium Financial Services S.A. (“IBM Belgium”). We have provided a collateralized guaranty to secure the repayment of these credit facilities. These asset-based credit facilities provided financing for up to $30.5 million and up to 12.5 million Euros (approximately $15.9 million) with IBM Credit and IBM Belgium, respectively. These agreements expire in March 2007.
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
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million Euros (approximately $9.5 million) of eligible accounts receivables through March 2007.
     These credit facilities contain cross default provisions, various restrictions upon the ability of Supplies Distributors and its subsidiaries to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as cash flow from operations, annualized revenue to working capital, net profit after tax to revenue, minimum net worth and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, we are required to maintain a subordinated loan to Supplies Distributors of no less than $6.5 million, maintain restricted cash of less than $5.0 million, are restricted with regard to transactions with related parties (including entities directly or indirectly owned by PFSweb, Inc.), indebtedness and changes to capital stock ownership structure and a minimum shareholders’ equity of at least $18.0 million. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or its subsidiaries under these facilities if they are unable to do so. We have also provided a guarantee of the obligations of Supplies Distributors and its subsidiaries to IBM, excluding the trade payables that are financed by IBM credit.
     Our subsidiary, Priority Fulfillment Services, Inc. (“PFS”), has entered into a Loan and Security Agreement with Comerica Bank (“Comerica”), which provides for up to $7.5 million of eligible accounts receivable financing through March 2007, and up to $2.5 million of eligible equipment purchases through June 2008. We entered this Agreement to supplement our existing cash position, and provide funding for our current and future operations, including our targeted growth. The Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, and a minimum liquidity ratio, as defined. The agreement also limits PFS’ ability to increase the subordinated loan to Supplies Distributors to more than $8.0 million or advance more than $3.5 million to eCOST without the lender’s approval. The agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb.
     In 2003, we entered into a Securities Purchase Agreement with certain institutional investors in a private placement transaction pursuant to which we issued and sold an aggregate of 1.6 million shares of our common stock, par value $.001 per share (the “Common Stock”), at $2.16 per share, resulting in gross proceeds of $3.4 million. After deducting expenses, the net proceeds were approximately $3.2 million. In addition to the Common Stock, the investors received one-year warrants to purchase an aggregate 525,692 shares of Common Stock at an exercise price of $3.25 per share and four-year warrants to purchase an aggregate of 395,486 shares of Common Stock at an exercise price of $3.30 per share. In January 2005, 394,865 of the one-year warrants were exercised prior to their expiration, generating net proceeds to us of $1.3 million, and 131,277 of the one-year warrants expired unexercised. As a result of the merger with eCOST and the private placement transaction of our common stock in June 2006 (discussed below), the exercise price of the four-year warrants has been adjusted to $2.31 per share and the number of warrants has been adjusted to 564,980. In addition, in connection with the merger with eCOST, we assumed outstanding warrants to issue an aggregate of 36,210 shares of common stock at an exercise price of $2.00 per share, subject to the terms set forth therein.
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
     In June 2006, we entered into a Securities Purchase Agreement with certain institutional investors in a private placement transaction pursuant to which we issued and sold an aggregate of 5.0 million shares of our common stock, par value $.001 per share, at $1.00 per share, resulting in gross proceeds of $5.0 million. After deducting expenses, the net proceeds were approximately $4.8 million. We have advanced the net proceeds to eCOST to support their operating requirements.
     To the extent we fail to comply with the various debt covenants described above, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. Any requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of June 30, 2006, we were in compliance with all debt covenants.
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
     eCOST currently has an asset-based line of credit facility of up to $15.0 million with Wachovia Capital Finance Corporation (Western), which is collateralized by substantially all of eCOST’s assets. Borrowings under the facility are limited to a percentage of eligible accounts receivable and letter of credit availability is limited to a percentage of accounts receivable and inventory. Outstanding amounts under the facility bear interest at rates ranging from the prime rate to the prime rate plus 0.5% (8.75% as of June 30, 2006), depending on eCOST’s financial results. As of June 30, 2006, eCOST had $1.6 million of letters of credit outstanding and $1.9 million of available credit under this facility. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, and requires a minimum tangible net worth of $1 million, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.
     eCOST has historically incurred significant operating losses and used cash to fund its operations. As a result, we expect that we will be required to invest cash to fund eCOST’s operations, which we may not be able to do without approval from our lenders. The amount of cash needed to support eCOST operations depends upon the financing available under its credit line as well as the length of time it takes to successfully transition and incorporate eCOST into our current infrastructure. Through August 1, 2006, we have advanced $8.2 million to eCOST to fund eCOST’s cash flow requirements. We currently expect that it will be necessary to invest further cash to fund eCOST’s cash flow requirements. In such event, we will seek approval from our lenders to provide such funds. We can provide no assurance that we will receive approval from our lenders, or any terms or conditions required by our lenders in order to obtain such approval. In addition, PFSweb has provided a guaranty of eCOST’s bank line of credit and certain eCOST vendor trade payables.
     If eCOST is unable to meet its requirements under its debt obligations and bank facility, the guarantees referred to above could be called upon.
     We receive municipal tax abatements in certain locations. During 2004 we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements. We plan to dispute the notice. If the dispute is not resolved favorably, we could be assessed additional taxes from January 1, 2004. We have not accrued for the additional taxes, which through June 30, 2006 could be approximately $1.2 million in the aggregate, as we do not believe that it is probable that an additional assessment will be incurred.
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
     In the ordinary course of business, one or more of the Company’s clients may dispute Company invoices for services rendered or other charges. As of June 30, 2006, an aggregate of approximately $0.4 million of client invoices were in dispute. The Company believes it will resolve these disputes in its favor and has not recorded any specific reserve for such disputes.
     On July 12, 2004, eCOST received correspondence from MercExchange LLC alleging infringement of MercExchange’s U.S. patents relating to e-commerce and offering to license its patent portfolio to eCOST. On July 15, 2004, eCOST received a follow-up letter from MercExchange specifying which of its technologies MercExchange believes infringe certain of its patents, alone or in combination with technologies provided by third parties. Some of those patents are currently being litigated by third parties, and eCOST is not involved in those proceedings. In addition, three of the four patents identified by MercExchange are under reexamination at the U.S. Patent and Trademark Office, which may or may not result in the modification of those claims. In the July 15 letter, MercExchange also advised eCOST that it has a number of applications pending for additional patents. MercExchange has filed lawsuits alleging infringement of some or all of its patents against third parties, resulting in settlements or verdicts in favor of MercExchange. At least one such verdict was appealed to the United States Court of Appeals for the Federal Circuit and was affirmed in part. Based on eCOST’s investigation of this matter to date, eCOST believes that its current operations do not infringe any valid claims of the patents identified by MercExchange in these letters. There can be no assurance, however, that such claims will not be material or adversely affect eCOST’s business, financial position, results of operations or cash flows.
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
Interest Rate Risk
     Our interest rate risk is limited to our outstanding balances on our inventory and working capital financing agreements, taxable revenue bonds, loan and security agreements and factoring agreement for the financing of inventory, accounts receivable and certain other receivables and certain equipment, which amounted to $70.4 million at June 30, 2006. A 100 basis point movement in interest rates would result in approximately $0.3 million annualized increase or decrease in interest expense based on the outstanding balance of these agreements at June 30, 2006.
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
ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report was completed by the Company’s principal executive officer and principal accounting officer within 90 days prior to the filing date of this report. A material weakness (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No.2) is a control deficiency, or aggregation of control deficiencies, that results in more than a remote risk that a material misstatement in our annual or interim financial statements will not be prevented or detected.
     A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A deficiency in design exists when (a) a control necessary to meet the control objective is missing or (b) an existing control is not properly designed so that, even if the control operates as designed, the control objective is not always met. A deficiency in operation exists when a properly designed control does not operate as designed, or when the person performing the control does not possess the necessary authority or qualifications to perform the control effectively.
     A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     In conjunction with our review of our internal controls over financial reporting, the following material weakness was identified as of June 30,2006:
     The Company acquired eCOST.com, Inc. (eCOST), a wholly owned subsidiary, on February 1, 2006. In the June 2006 quarter, problems with eCOST’s credit card systems controls resulted in increased fraudulent credit card activity. Further problems with eCOST’s credit card systems controls arose during the course of a systems conversion in late June 2006 resulting in even higher fraudulent credit card activity. These system control issues have been identified and we believe that these issues and the material control weakness were resolved in July 2006.
Changes in Internal Control-
     In June 2006, one of the Company’s subsidiaries, eCOST.com, completed a computer system conversion, resulting in material changes to the eCOST.com internal control environment.

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
     As of June 30, 2006, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of IBM product inventory, was approximately $74 million.

Certain of the credit facilities have maturity dates in calendar year 2007 or after, but are classified as current liabilities in our consolidated financial statements. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. Any non-renewal or any default under any of our credit facilities would have a material adverse impact upon our business and financial condition. In addition we have provided $6.5 million of subordinated indebtedness to Supplies Distributors, the minimum level required under certain credit facilities as of June 30, 2006. The maximum level of this subordinated indebtedness to Supplies Distributors that may be provided without approval from our lenders is $8.0 million. The restrictions on increasing this amount without lender approval may limit our ability to comply with certain loan covenants or further grow and develop Supplies Distributors’ business. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so. We have also guaranteed eCOST’s $15 million credit line with Wachovia, as well as certain of its vendor trade payables. We currently expect that it may be necessary to provide additional guarantees of certain eCOST vendor trade payables in the future.
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
     For the six months ended June 30, 2006, the prime contractor to a U.S. government agency (for whom we are a subcontractor), a consumer products company and Xerox Corporation represented approximately 25%, 19% and 12%, respectively, of our total service fee revenue, net of pass-through revenue. The loss of, or non-payment of invoices by, any or all of such prime contractor to the U.S. agency, consumer products company or Xerox as clients would have a material adverse effect upon our business. In particular, the agreement under which we provide services to such clients are terminable at will upon notice by such clients.
     Substantially all of our Supplies Distributors product revenue was generated by sales of product purchased under master distributor agreements with IBM and is dependent on IBM’s business. Our Supplies Distributor product revenue business is dependent upon our master distributor relationship with IBM and the continuing market for IBM products. A termination of the relationship with IBM or a decline in customer demand for such products could have a material adverse effect on our business. Sales to one customer accounted for approximately 11% of our consolidated product revenues for the six months ended June 30, 2006. The loss of any one or more of such customers, or non-payment of any material amount by these or any other customer, would have a material adverse effect upon our business.
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
     In the ordinary course of our business, one or more of our clients or customers may dispute our invoices for services rendered or other charges. As of June 30, 2006, an aggregate of approximately $0.4 million of our invoices were in dispute. Although we believe it will resolve these disputes in our favor, the failure to do so may have a material adverse effect on our results of operations. We also receive municipal tax abatements in certain locations. During 2004 we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements. We plan to dispute the notice, but if the dispute is not resolved favorably, additional taxes of approximately $1.2 million through June 30, 2006 could be assessed against us.
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
     As of June 30, 2006, we had issued and outstanding 601,190 warrants to purchase common stock (having a weighted average exercise price of $2.29 per share). In addition, as of June 30, 2006, we have an aggregate of 6,134,144 stock options outstanding to employees, directors and others with a weighted average exercise price of $1.29 per share. The shares of common stock that may be issued upon exercise of these warrants and options may be resold into the public market. Sales of substantial amounts of common stock in the public market as a result of the exercise of these warrants or options, or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.
Our common stock is at risk for delisting from the Nasdaq Capital Market. If it is delisted, our stock price and your liquidity may be impacted. We may implement a stock split in order to comply with Nasdaq listing requirements.
     Our common stock is currently listed on the Nasdaq Capital Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq Capital Market. These requirements include maintaining a minimum closing bid price of $1.00. The closing bid price for our common stock has had periods of time when it traded below $1.00 for more than 30 consecutive trading days. As of August 14, we currently meet all the minimum continued listing requirements for the Nasdaq Capital Market. However, if we fail to meet the $1.00 minimum bid price, we may implement a stock split in order to increase the trading price of our common stock.
     If we fair to maintain the standards necessary to be quoted on the Nasdaq Capital Market and our common stock is delisted, trading in our common stock would be conducted on the OTC Bulletin Board as long as we continue to file reports required by the Securities and Exchange Commission. The OTC Bulletin Board is generally considered to be a less efficient market than the Nasdaq Capital Market, and our stock price, as well as the liquidity of our Common Stock, may be adversely impacted as a result.
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
     We entered into a merger with eCOST with the expectation that the merger will result in synergies, cost savings, growth opportunities and other benefits to the combined company. However, the ability to realize these anticipated benefits of the merger will depend, in part, on our ability to integrate the business of eCOST with our business. The integration of two independent companies is a complex, costly and time-consuming process. It is possible that these integration efforts will not be completed as smoothly as planned or that these efforts will divert management attention for an extended period of time. Delays encountered in the integration process could have a material adverse effect on the revenues, expenses, operating results and financial condition for us. There can be no assurance that we will realize any of the anticipated benefits from our merger with eCOST.
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
     eCOST purchases products for resale both directly from manufacturers and indirectly through distributors and other sources, all of whom eCOST considers its vendors. eCOST offers products on its website from numerous third-party manufacturers. eCOST does not have any long-term agreements with any of these vendors. Any agreements with vendors governing eCOST’s purchase of products are generally terminable by either party upon 30 days’ notice or less. In general, eCOST agrees to offer products on its website and the vendors agree to provide eCOST with information about their products and honor eCOST customer service policies. If eCOST does not maintain relationships with vendors on acceptable terms, including favorable product pricing and vendor consideration, it may not be able to offer a broad selection of products or continue to offer products at competitive prices, and customers may choose not to shop at the eCOST website. In addition, some vendors may decide not to offer particular products for sale on the Internet, and others may avoid offering their new products to retailers such as eCOST who offer a mix of close-out and refurbished products in addition to new products. From time to time, vendors may terminate eCOST’s right to sell some or all of their products, change the applicable terms and conditions of sale or reduce or discontinue the incentives or vendor consideration that they offer. Any such termination or the implementation of such changes could have a negative impact on eCOST’s operating results. Additionally, some products are subject to manufacturer or distributor allocation, which limits the number of units of those products that are available to eCOST and other resellers.

     eCOST’s revenue is dependent in part on sales of HP and HP-related products, which represented 31% of eCOST’s net sales for the six months ended June 30, 2006.
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
     eCOST has six trademarks that it considers to be material to the successful operation of business: eCOST(R), eCOST.com(R), eCOST.com Bargain Countdown(TM), eCOST.com Your Online Discount Superstore!(TM), Bargain Countdown(TM) and Bargain Countdown Platinum Club(TM). eCOST currently uses all of these marks in connection with telephone, mail order, catalog and online retail services. eCOST also has several additional pending trademark applications. eCOST relies on trademark and copyright law, trade secret protection and confidentiality agreements with its employees, consultants, suppliers and others to protect its proprietary rights. eCOST’s applications may not be granted, and eCOST may not be able to secure significant protection for its service marks or trademarks. eCOST’s competitors or others could adopt trademarks or service marks similar to its marks, or try to prevent eCOST from using its marks, thereby impeding its ability to build brand identity and possibly leading to customer confusion. Any claim by another party against eCOST for customer confusion caused by use of eCOST’s trademarks or service marks, or eCOST’s failure to obtain registrations for its marks, could negatively affect its competitive position and could cause it to lose customers.

     eCOST has also filed an application with the U.S. Patent and Trademark Office for patent protection for its proprietary Bargain Countdown(TM) technology. eCOST may not be granted a patent for this technology and may not be able to enforce its patent rights if its competitors or others use infringing technology. If this occurs, eCOST’s competitive position, revenues and profitability could be negatively affected.
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
     If eCOST is forced to defend against third-party infringement claims, whether they are with or without merit or are determined in its favor, eCOST could face expensive and time-consuming litigation, which could result in the imposition of a preliminary injunction preventing it from continuing to operate its business as currently conducted throughout the duration of the litigation or distract eCOST’s technical and management personnel. If eCOST is found to infringe, it may be required to pay monetary damages, which could include treble damages and attorneys’ fees for any infringement that is found to be willful, and either be enjoined or required to pay ongoing royalties with respect to any technologies found to infringe. Further, as a result of infringement claims either against eCOST or against those who license technology to eCOST, eCOST may be required, or deem it advisable, to develop non-infringing technology, which could be costly and time consuming, or enter into costly royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms that are acceptable, or at all. eCOST expects that participants in its market will be increasingly subject to infringement claims as the number of competitors in the industry grows. If a third party successfully asserts an infringement claim against eCOST and it is enjoined or required to pay monetary damages or royalties or eCOST is unable to develop suitable non-infringing alternatives or license the infringed or similar technology on reasonable terms on a timely basis, eCOST’s business, results of operations and financial condition could be materially harmed.
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
     eCOST does not currently carry insurance against the risk of credit card fraud, so the failure to adequately control fraudulent credit card transactions could reduce its revenues and gross margin. ECOST has and may in the future suffer losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, eCOST may be liable for fraudulent credit card transactions because it did not obtain a cardholder’s signature. If eCOST is unable to detect or control credit card fraud, or if credit card companies require more burdensome terms or refuse to accept credit card charges, eCOST’s revenues and profitability could decrease.
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
ITEM 2. Changes in Securities and Use of Proceeds
     None
ITEM 3. Defaults Upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
     On June 9, 2006, the Company held it’s Annual Meeting of Stockholders. The following matters were acted upon and votes cast or withheld:
     1. Election of Directors:

David Beatson	For: 33,826,929	Withheld: 743,814

James Reilly	For: 33,806,799	Withheld: 763,944
     2. To grant the Board of Directors discretionary authority to amend the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split:

For: 31,298,996	Against: 6,730,438	Abstentions: 147,713
     3. Appointment of KPMG LLP as auditors for the fiscal year ending December 31, 2006:

For: 37,505,953	Against: 581,540	Abstentions: 99,654	No Vote: 348,806

ITEM 5. Other Information
     None.
ITEM 6. Exhibits
     a) Exhibits:

Exhibit
No.	Description of Exhibits
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Purchase Agreement dated as of June 1, 2006 between PFSweb, Inc. and the Purchasers named therein.

4.2(2)	Registration Rights Agreement dated as of June 1, 2006 between PFSweb, Inc. and the Investors named therein.

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657) and Annual Report on Form 10-K for the Fiscal Year ended December 31, 2005 filed on March 31, 2006.

(2)	Incorporated by reference to Form 8-K filed on June 2, 2006.

*	Filed herewith

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2006

PFSweb, Inc.

	By:	/s/ Thomas J. Madden

Thomas J. Madden
Chief Financial Officer,
Chief Accounting Officer,
Executive Vice President

INDEX TO EXHIBITS

Exhibit
No.	Description of Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

4.1(2)	Purchase Agreement dated as of June 1, 2006 between PFSweb, Inc. and the Purchasers named therein.

4.2(2)	Registration Rights Agreement dated as of June 1, 2006 between PFSweb, Inc. and the Investors named therein.

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657) and Annual Report on Form 10-K for the Fiscal Year ended December 31, 2005 filed on March 31, 2006.

(2)	Incorporated by reference to Form 8-K filed on June 2, 2006.

*	Filed herewith