Form 10-Q
period 2006-09-30
PFSWEB INC
filed 2006-11-14
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
Large accelerated filer ☐              Accelerated filer ☐               Non-accelerated filer ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At November 14, 2006 there were 46,469,452 shares of registrant’s common stock outstanding, excluding 86,300 shares of common stock in treasury.

PFSWEB, INC. AND SUBSIDIARIES
Form 10-Q
September 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
PFSWEB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,068	$13,683
Restricted cash	1,224	2,077
Accounts receivable, net of allowance for doubtful accounts of $2,070 and $484 at September 30, 2006 and December 31, 2005, respectively	46,535	44,556
Inventories, net	53,409	43,654
Other receivables	8,946	9,866
Prepaid expenses and other current assets	4,297	3,213

Total current assets	128,479	117,049

PROPERTY AND EQUIPMENT, net	12,709	13,040
RESTRICTED CASH	—	150
IDENTIFIABLE INTANGIBLES	7,112	—
GOODWILL	18,345	—
OTHER ASSETS	760	1,487

Total assets	$167,405	$131,726

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$25,872	$21,626
Trade accounts payable	61,252	60,053
Accrued expenses	18,572	12,011

Total current liabilities	105,696	93,690

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	5,660	6,289
OTHER LIABILITIES	1,310	1,813
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 46,539,077 and 22,613,314 shares issued at September 30, 2006 and December 31, 2005, respectively; and 46,452,777 and 22,527,014 outstanding at September 30, 2006 and December 31, 2005, respectively	47	23
Additional paid-in capital	91,076	58,736
Accumulated deficit	(37,904)	(29,824)
Accumulated other comprehensive income	1,605	1,084
Treasury stock at cost, 86,300 shares	(85)	(85)

Total shareholders’ equity	54,739	29,934

Total liabilities and shareholders’ equity	$167,405	$131,726

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES:
Product revenue, net	$72,593	$62,284	$252,447	$189,352
Service fee revenue	15,553	14,891	47,681	45,274
Pass-through revenue	6,138	4,317	14,128	13,601

Total net revenues	94,284	81,492	314,256	248,227

COSTS OF REVENUES:
Cost of product revenue	66,889	57,401	235,698	176,651
Cost of service fee revenue	11,768	10,990	34,513	33,860
Pass-through cost of revenue	6,138	4,317	14,128	13,601

Total costs of revenues	84,795	72,708	284,339	224,112

Gross profit	9,489	8,784	29,917	24,115

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	11,124	8,439	33,552	23,343
STOCK BASED COMPENSATION	206	2	686	16
MERGER INTEGRATION EXPENSE	486	—	1,129	—
AMORTIZATION OF IDENTIFIABLE INTANGIBLES	204	—	545	—

Total operating expenses	12,020	8,441	35,912	23,359

Income (loss) from operations	(2,531)	343	(5,995)	756

INTEREST EXPENSE, NET	557	532	1,505	1,325

Loss before income taxes	(3,088)	(189)	(7,500)	(569)
INCOME TAX EXPENSE	221	264	580	644

NET LOSS	$(3,309)	$(453)	$(8,080)	$(1,213)

NET LOSS PER SHARE:
Basic and Diluted	$(0.07)	$(0.02)	$(0.19)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and Diluted	46,449	22,488	41,557	22,349

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,080)	$(1,213)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,433	4,607
Loss on disposal of assets	143	—
Provision for doubtful accounts	480	(57)
Provision for excess and obsolete inventory	747	—
Deferred income taxes	(55)	76
Stock-based compensation	686	16
Changes in operating assets and liabilities:
Restricted cash	738	—
Accounts receivables	4,377	(4,669)
Inventories, net	(2,519)	4,701
Prepaid expenses, other receivables and other assets	818	(2,305)
Accounts payable, accrued expenses and other liabilities	(6,634)	(1,214)

Net cash used in operating activities	(3,866)	(58)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,816)	(3,409)
Payment for purchase of eCOST, net of cash acquired	(1,299)	—
Decrease in restricted cash	748	1,348

Net cash used in investing activities	(3,367)	(2,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(1,087)	(890)
Decrease in restricted cash	569	514
Proceeds from issuance of common stock	4,900	2,036
Proceeds from debt, net	3,350	1,564

Net cash provided by financing activities	7,732	3,224

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(114)	(16)

NET INCREASE IN CASH AND CASH EQUIVALENTS	385	1,089

CASH AND CASH EQUIVALENTS, beginning of period	13,683	13,592

CASH AND CASH EQUIVALENTS, end of period	$14,068	$14,681

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under capital leases	$935	$891

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
eCOST Overview
     eCOST is a multi-category online discount retailer of new, “close-out” and refurbished brand-name merchandise, selling products primarily to customers in the United States. eCOST offers products in several merchandise categories, including computer hardware and software, home electronics, digital imaging, watches and jewelry, housewares, DVD movies, video games, travel, bed and bath, apparel and accessories, licensed sports gear and cellular/wireless. eCOST carries products from leading manufacturers such as Apple, Canon, Citizen, Denon, Hewlett-Packard, Nikon, Onkyo, Seiko and Toshiba.
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

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Net revenues	$94,284	$119,678	$327,190	$382,517
Net loss	(3,309)	(2,966)	(9,670)	(9,874)
Basic and diluted loss per share	(0.07)	(0.07)	(0.23)	(0.24)

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
     The unaudited pro forma information combines the historical unaudited consolidated statements of the Company’s operations and eCOST’s operations for the three and nine months ended September 30, 2006 and 2005 giving effect to the merger and related events as if they had been consummated on January 1 for the periods presented. Pro forma adjustments have been made to reflect the amortization expense relating to the finite lives of certain acquired intangibles, such as trademark name and customer relationships and the reversal of the income tax expense recognized by eCOST in the three and nine months ended September 30, 2005.
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

Cash and restricted cash	$1,053
Accounts receivable, net	5,767
Inventories	6,898
Identifiable intangibles	7,657
Property and equipment	700
Other assets	322

Total assets acquired	22,397

Trade accounts payable	8,704
Accrued expenses	3,167
Other liabilities	793

Total liabilities assumed	12,664

Net assets acquired	9,733
Estimated purchase price	28,078

Goodwill acquired	$18,345

     Estimated purchase price for eCOST is as follows (in thousands):

Number of shares of common stock issued	18,858
Multiplied by PFSweb’s stock price	$1.42

Share consideration	$26,778
Estimated transaction costs	1,300

Estimated purchase price	$28,078

     The above purchase price has been preliminarily allocated based on estimates of the fair values of assets acquired and liabilities assumed. The final valuation of net assets will be completed during the quarter ending December 31, 2006.
     The excess of the purchase price over the fair value of the net assets acquired and liabilities assumed was allocated to goodwill. Total goodwill of $18.3 million, none of which is deductible for tax purposes, is not being amortized but is subject to an impairment test each year, which the Company will complete during the quarter ending December 31, 2006, using a fair-value-based approach

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
pursuant to SFAS No. 142. The Company is amortizing the identifiable intangible assets acquired on a straight-line basis over their estimated remaining useful lives.
Basis of Presentation
     The unaudited interim condensed consolidated financial statements as of September 30, 2006, and for the three and nine months ended September 30, 2006 and 2005, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of September 30, 2006, its results of operations for the three and nine months ended September 30, 2006 and 2005 and its results of cash flows for the nine months ended September 30, 2006 and 2005. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.
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
Investment in Affiliates
     Priority Fulfillment Services, Inc. (“PFS”), a wholly-owned subsidiary of PFSweb, has loaned Supplies Distributors and eCOST $6.5 million and $3.5 million, respectively, as of September 30, 2006, which are eliminated in consolidation. Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Supplies Distributors loan cannot be increased to more than $8.0 million or decreased to less than $6.5 million without prior approval of the Company’s lenders and the outstanding balance of the eCOST loan amount cannot be less than $2.0 million without prior approval of eCOST’s lender or increased above $3.5 million without the approval of PFS’ lender. PFSweb has also loaned eCOST $6.6 million as of September 30, 2006. In October, eCOST repaid $400,000 of the outstanding balance to PFSweb.
     In November, 2006, PFS’s lender provided its approval for PFS to advance an additional $1.5 million to eCOST as needed.
Concentration of Business and Credit Risk
     Supplies Distributors’ product revenue was primarily generated by sales to customers of product purchased under master distributor agreements with one supplier. The Company’s service fee revenue is generated under contractual service fee relationships with multiple client relationships. There was one customer that exceeded 10% of consolidated revenue during the three months ended September 30, 2006 and the three and nine months ended September 30, 2005 periods. A summary of the customer and client concentrations is as follows:

	Nine Months Ended
	September 30,	September 30,
	2006	2005
Product Revenue (as a percentage of Product Revenue):
Customer 1	12%	13%
Customer 2	9%	11%
Customer 3	8%	11%

Service Fee Revenue (as a percentage of Service Fee Revenue):
Client 1	25%	29%
Client 2	19%	15%
Client 3	12%	13%

Accounts Receivable:
3 Clients/Customers	30%	30%
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

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
     eCOST’s arrangements with its vendors are terminable by either party at will. Loss of any vendors could have a material adverse effect on its financial position, results of operations and cash flows. Sales of HP and HP-related products represented 32% of eCOST’s net revenues, or 7% of consolidated net revenues, in the nine months ended September 30, 2006.
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
     The allowance for slow moving inventory was $2.2 million and $1.5 million at September 30, 2006 and December 31, 2005, respectively.
Property and Equipment
     The Company’s property held under capital leases amounted to approximately $3.2 million and $3.3 million, net of accumulated amortization of approximately $9.4 million and $8.3 million, at September 30, 2006 and December 31, 2005, respectively.
Advertising Costs

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
     eCOST produces and circulates catalogs at various dates throughout the year and receives market development funds and co-op advertising funds from vendors included in each catalog. Pursuant to Statement of Position (“SOP”) 93-7, Reporting on Advertising Costs, the costs of developing, producing and circulating each catalog are deferred and charged to advertising expense ratably over the life of the catalog based on the revenue generated from each catalog, approximately eight weeks. Advertising expenses for eCOST, including those for catalog, internet and other methods, were $0.4 million for the three months ended September 30, 2006 and $2.3 million for the period from the eCOST acquisition date through September 30, 2006 and are included in selling, general and administrative expenses. There were no such expenses to the Company prior to the acquisition of eCOST.
     Market development and co-op advertising funds pursuant to Emerging Issues Task Force (“EITF”) 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received form a Vendor, are recognized as an offset to cost of goods sold. Direct market development and co-op funds for eCOST were $0.6 million for the three months ended September 30, 2006 and $1.7 million for the period from the acquisition date through September 30, 2006. There were no such funds recognized by the Company prior to the acquisition of eCOST.
Intangible Assets
     Intangible assets acquired consisted of the following as of September 30, 2006 (in thousands):

	Amortization	Gross Carrying	Accumulated	Net Carrying
	Period	Amount	Amortization	Amount
Customer relationships	8 years	$2,072	$(173)	$1,899
Trademark/Domain name	10 years	5,585	(372)	5,213

Total intangible assets		$7,657	$(545)	$7,112

3. COMPREHENSIVE LOSS (in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Net loss	$(3,309)	$(453)	$(8,080)	$(1,213)
Other comprehensive loss:
Foreign currency translation adjustment	(30)	(85)	521	(1,170)

Comprehensive loss	$(3,339)	$(538)	$(7,559)	$(2,383)

4. NET LOSS PER COMMON SHARE
     Basic and diluted net loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding for the reporting period. For the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005, outstanding options of 5.9 million, 5.5 million, 5.9 million and 5.5 million, respectively, to purchase common shares were anti-dilutive and have been excluded from the weighted diluted average share computation. Warrants not included in the calculation of diluted net loss per share for the three and nine months ended September 30, 2006 were 601,190 and for the three and nine months ended September 30, 2005 were 395,486 as the effect would be anti-dilutive. Outstanding warrants have been adjusted to give effect to the recent merger with eCOST and the sale by the Company of 5,000,000 shares of common stock on June 1, 2006 in a private placement transaction.
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
     The Company adopted FAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized during the three and nine months ended September 30, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award. Results for prior periods have not been restated.
     As a result of adoption FAS 123R, stock-based compensation charged against income was $0.2 million and $0.7 million for the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, there was $1.2 million of total unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 1.3 years.
     The following table illustrates the effect on net loss and net loss per share for the three and nine months ended September 30, 2005 as if stock-based compensation had been determined based on the fair value at the grant date (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss as reported	$(453)	$(1,213)
Add: Stock-based non-employee compensation expense included in reported net loss	2	16
Deduct: Total stock-based employee and non-employee compensation expense determined under fair value based method	(223)	(798)

Pro forma net loss, applicable to common stock for basic and diluted computations	$(674)	$(1,995)

Loss per common share — as reported
Basic and diluted	$(0.02)	$(0.05)

Loss per common share — pro forma
Basic and diluted	$(0.03)	$(0.09)

     As of September 30, 2006, the Company has the following share-based compensation plans:
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
     As of September 30, 2006, there were 2,366,516 shares available for future options under the Stock Option Plans.
     The following table summarizes stock option activity under the Stock Option Plans:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Outstanding, December 31, 2005	4,947,950	$1.30	6.8
Granted	750,000	$1.46
Exercised	—
Canceled	(14,250)	$2.23

Outstanding, March 31, 2006	5,683,700	$1.32	7.0	$1,321,933
Granted	88,500	$1.08
Exercised	(19,918)	$0.40
Canceled	(52,750)	$1.84

Outstanding, June 30, 2006	5,699,532	$1.32	6.7	$666,671

Granted	19,500	$1.08
Exercised	(1,334)	$0.40
Canceled	(210,750)	$1.84

Outstanding, September 30, 2006	5,506,948	$1.30	6.4	$198,315

Exercisable, September 30, 2006	4,472,965	$1.19	5.9	$198,315

     The weighted average fair value per share of options granted during the three and nine months ended September 30, 2006 was $0.81 and $1.14, respectively. The weighted average fair value per share of options granted during the three and nine months ended September 30, 2005 was $1.56 and $2.07, respectively. The total intrinsic value of options exercised under the Stock Option Plans during the three and nine months ended September 30, 2005 was $0.02 million and $0.2 million, respectively. Of the options granted during 2006, 750,000 of the options were granted to officers and key employees of eCOST in conjunction with the acquisition.
     The following table summarizes information concerning currently outstanding and exercisable stock options issued under the Stock Option Plans as of September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of	Outstanding as of	Remaining	Average	Exercisable as of	Average
Exercise Prices	September 30, 2006	Contractual Life	Exercise Price	September 30, 2006	Exercise Price
$0.39—$0.99	2,925,593	5.6	$0.78	2,893,800	$0.78
$1.13—$1.92	1,948,105	7.2	$1.63	1,237,332	$1.72
$2.05—$2.96	625,500	8.2	$2.58	334,083	$2.58
$10.45—$16.00	7,750	2.9	$11.17	7,750	$11.17

	5,506,948	6.4	$1.30	4,472,965	$1.19

PFSweb Non-plan Options
     Prior to the Company’s initial public offering, certain of the Company’s employees were holders of stock options of the Company’s former parent company, Daisytek International Corporation (“Daisytek”),

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
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
     As of September 30, 2006, 433,862 Non-plan Options were outstanding, all of which were held by PFSweb officers, directors and employees.
     The following table summarizes stock option activity under the Non-plan Options:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life	Value
Outstanding, December 31, 2005	439,235	$0.95	5.9
Granted	—
Exercised	—
Canceled	—

Outstanding, March 31, 2006	439,235	$0.95	5.7	$139,842
Granted	—
Exercised	(4,623)
Canceled	—

Outstanding, June 30, 2006	434,612	$0.95	5.4	$43,238

Granted	—
Exercised	—
Canceled	(750)

Outstanding, September 30, 2006	433,862	$0.95	5.2	$—

Exercisable, September 30, 2006	433,862	$0.95	5.2	$—

     The following table summarizes information concerning Non-plan Options outstanding and exercisable as of September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted
	Outstanding as of	Average	Weighted	Exercisable as of	Weighted
Range of	September 30,	Remaining	Average	September 30,	Average
Exercise Prices	2006	Contractual Life	Exercise Price	2006	Exercise Price
$0.91	431,632	5.2	$0.91	431,632	$0.91
$5.78-$10.58	2,230	1.3	$8.83	2,230	$8.83

	433,862	5.2	$0.95	433,862	$0.95

Fair Value
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants of options under the Stock Option Plans for the periods indicated:

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006	September 30, 2005	September 30, 2005
Expected dividend yield	—	—	—	—
Expected stock price volatility	94% — 103%	94% — 103%	104%	104% — 105%
Risk-free interest rate	4.7% — 5.2%	4.5% — 5.2%	3.8% — 3.9%	3.6% — 4.6%
Expected life of options (years)	6	0.5 — 6	6	5 — 6
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
6. VENDOR FINANCING:
     Outstanding obligations under vendor financing arrangements consist of the following (in thousands):

	September 30,	December 31,
	2006	2005

Inventory and working capital financing agreements:
United States	$25,861	$30,092
Europe	11,422	12,071

Total	$37,283	$42,163

Inventory and Working Capital Financing Agreement, United States
     Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of IBM products in the United States, providing financing for eligible IBM inventory and for certain receivables up to $30.5 million through its expiration in March 2007. As of September 30, 2006, Supplies Distributors had $4.7 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $6.5 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (8.75% as of September 30, 2006). The facility also includes a monthly service fee. The Company has classified the outstanding amounts under this credit facility as accounts payable in the consolidated balance sheets.
Inventory and Working Capital Financing Agreement, Europe
     Supplies Distributors’ European subsidiaries have a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance their distribution of IBM products in Europe. The asset based credit facility with IBM Belgium provides up to 12.5 million Euros (approximately $15.8 million) in financing for purchasing IBM inventory and for certain receivables through its expiration in March 2007. As of September 30, 2006, Supplies Distributors’ European subsidiaries had 2.2 million euros ($2.8 million) of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors and its European subsidiaries to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors’ European subsidiaries, as well as collateralized guaranties of Supplies Distributors and PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $6.5 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at Euribor plus 1.5% (4.8% as of September 30, 2006). Supplies Distributors’ European subsidiaries pay a monthly service fee on the commitment. The Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.
7. DEBT AND CAPITAL LEASE OBLIGATIONS;
     Outstanding obligations under debt and capital lease obligations consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Loan and security agreements, United States
Supplies Distributors	$13,415	$11,673
PFS	6,500	6,640
Factoring agreement, Europe	2,610	576
Taxable revenue bonds	4,500	5,000
Master lease agreements	4,139	3,713
Other	368	313

Total	31,532	27,915
Less current portion of long-term debt	25,872	21,626

Long-term debt, less current portion	$5,660	$6,289

Loan and Security Agreement — Supplies Distributors
     Supplies Distributors has a loan and security agreement with Congress Financial Corporation (Southwest) (“Congress”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of September 30, 2006, Supplies Distributors had $1.5 million of available credit under this agreement. The Congress facility expires on the earlier of March 29, 2007 or the date on which the parties to the IBM master distributor agreement no longer operate under the terms of such agreement and/or IBM no longer supplies products pursuant to such agreement. Borrowings under the Congress facility accrue interest at prime rate to prime rate plus 0.25% or Eurodollar rate plus 2.25% to 2.75%, dependent on excess availability, as defined. The interest rate as of September 30, 2006 was 8.25% for $8.4 million of outstanding borrowings, 7.5% for $2.0 million of outstanding borrowings, and 7.6% for $3.0 million of outstanding borrowings. This agreement contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $6.5 million and restricted cash of less than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks and Congress pursuant to which a security interest was granted to Congress for all U.S. and Canadian customer remittances received in specified bank accounts. At September 30, 2006 and December 31, 2005, these bank accounts held $0.6 million and $1.0 million, respectively, which was restricted for payment to Congress.
     Loan and Security Agreement — PFSweb

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
     PFS has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”). The Comerica Agreement provides for up to $7.5 million of eligible accounts receivable financing (“Working Capital Advances”) through March 2007 and $2.5 million of equipment financing (“Equipment Advances”) through June 15, 2008. Outstanding Working Capital Advances, $6.0 million as of September 30, 2006, accrue interest at prime rate plus 1% (9.25% as of September 30, 2006). Outstanding Equipment Advances, $0.5 million as of September 30, 2006, accrue interest at prime rate plus 1.5% (9.75% as of September 30, 2006). As of September 30, 2006, PFS had $1.1 million of available credit under the Working Capital Advance portion of this facility and no available credit under the Equipment Advance portion of this facility. In October 2006, the Company repaid the $6.0 million of Working Capital Advances outstanding as of September 30, 2006. The Comerica Agreement contains cross default provisions, various restrictions upon PFS’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the note receivable from Supplies Distributors to a maximum of $8 million. Comerica has provided approval for PFS to use $3.5 million in cash to fund the cash flow requirements of eCOST, which, as of September 30, 2006 PFS had advanced to eCOST. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb, Inc. The Comerica Agreement requires PFS to maintain a minimum cash balance of $1.3 million at Comerica.
     In November, 2006, PFS and Comerica executed an amendment to the Comerica Agreement that extends the maturity date through April 2008, provides for an incremental $1.5 million term loan due in monthly installments through December 2007, and permits an incremental $1.5 million of advances to eCOST.
Credit Facility — eCOST
     eCOST currently has an asset-based line of credit facility of up to $15.0 million with Wachovia Capital Finance Corporation (Western), which is collateralized by substantially all of eCOST’s assets. Borrowings under the facility are limited to a percentage of eligible accounts receivable and inventory. Outstanding amounts under the facility bear interest at rates ranging from the prime rate to the prime rate plus 0.5% (8.75% as of September 30, 2006), depending on eCOST’s financial results. As of September 30, 2006, eCOST had $1.6 million of letters of credit outstanding and $0.4 million of available credit under this facility. In connection with the line of credit, eCOST entered into a cash management arrangement whereby eCOST’s operating amounts are swept and used to repay outstanding amounts under the line of credit. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, and requires a minimum tangible net worth of $1 million, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.
Factoring Agreement
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million euros (approximately $9.5 million) of eligible accounts receivables through March 2007. As of September 30, 2006, Supplies Distributors’ European subsidiary had approximately 1.9 million euros ($2.4 million) of available credit under this agreement. Borrowings accrue interest at Euribor plus 0.6% (3.9% at September 30, 2006). This agreement contains various restrictions upon the ability of Supplies Distributors’ European subsidiary to, among other things, merge, consolidate and incur indebtedness, as well as financial covenants, such as minimum net worth. This agreement is secured by a guarantee of Supplies Distributors, up to a maximum of 200,000 euros.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Taxable Revenue Bonds
     PFSweb has a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of $5 million MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned the proceeds of the Bonds to PFSweb for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in the Company’s Southaven, Mississippi distribution facility. The Bonds bear interest at a variable rate (5.35% as of September 30, 2006), as determined by Comerica Securities, as Remarketing Agent. PFSweb, at its option, may convert the Bonds to a fixed rate, to be determined by the Remarketing Agent at the time of conversion.
     The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) in the initial face amount of $5.1 million issued by Comerica pursuant to a Reimbursement Agreement between PFSweb and Comerica under which PFSweb is obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has a maturity date of April 2008 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof. The Letter of Credit requires future principal repayments of $500,000 in January 2007 and $800,000 in each of January 2008 through 2012. PFSweb has established a sinking fund account with Comerica, which at September 30, 2006 includes $40,000 restricted for payments on the Bonds.
Debt Covenants
     To the extent the Company or any of its subsidiaries fail to comply with its covenants applicable to its debt or vendor financing obligations, including the monthly financial covenant requirements and required level of stockholders’ equity or net worth, and one or all of the lenders accelerate the repayment of the credit facility obligations, the Company would be required to repay all amounts outstanding thereunder. In particular, in the event eCOST is unable to increase its revenue and/or gross profit from its present levels and does not achieve targeted operating efficiencies, it may fail to comply with one or more of the financial covenants required under its working capital line of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and demand for payment under the Company parent guaranty. Any acceleration of the repayment of the credit facilities would have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all or any portion of such obligations.
Master Lease Agreements
     The Company has a Term Lease Master Agreement with IBM Credit Corporation (“Master Lease Agreement”) that provides for leasing or financing transactions of equipment and other assets, which generally have terms of 3 to 5 years. The outstanding leasing transactions ($0.8 million and $0.7 million as of September 30, 2006 and December 31, 2005, respectively) are secured by the related equipment and letters of credit. The outstanding financing transactions ($0 and $0.2 million as of September 30, 2006 and December 31, 2005, respectively) are secured by a letter of credit.
     The Company has a master agreement with a leasing company that provided for leasing transactions of certain equipment. The amounts outstanding under this agreement as of September 30, 2006 and December 31, 2005 were $0.5 million and $1.9 million, respectively, and are secured by the related equipment.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues (in thousands):
PFSweb	$23,720	$21,476	$68,567	$65,674
Supplies Distributors	55,917	62,284	185,199	189,352
eCOST	16,676	—	67,248	—
Eliminations	(2,029)	(2,268)	(6,758)	(6,799)

	$94,284	$81,492	$314,256	$248,227

Income (loss) from operations (in thousands):
PFSweb	$(1,657)	$(1,990)	$(1,966)	$(4,346)
Supplies Distributors	3,060	2,333	6,364	5,102
eCOST	(3,934)	—	(10,393)	—
Eliminations	—	—	—	—

	$(2,531)	$343	$(5,995)	$756

Depreciation and amortization (in thousands):
PFSweb	$1,555	$1,595	$4,661	$4,607
Supplies Distributors	4	—	7	—
eCOST	285	—	765	—
Eliminations	—	—	—	—

	$1,844	$1,595	$5,433	$4,607

Capital expenditures (in thousands):
PFSweb	$690	$848	$2,674	$3,409
Supplies Distributors	2	—	47	—
eCOST	1	—	95	—
Eliminations	—	—	—	—

	$693	$848	$2,816	$3,409

	September 30,	December 31,
	2006	2005
Assets (in thousands):
PFSweb	$98,461	$60,337
Supplies Distributors	84,285	87,542
eCOST	39,475	—
Eliminations	(54,816)	(16,153)

	$167,405	$131,726

9. COMMITMENTS AND CONTENGENCIES
     The Company receives municipal tax abatements in certain locations. During 2004 the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements. The Company plans to dispute the notice. If the dispute is not resolved favorably, the Company could be assessed additional taxes from January 1, 2004. The Company has not accrued for the additional taxes, which through September 30, 2006 could be approximately $1.5 million, as it does not believe that it is probable that an additional assessment will be incurred.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
     On May 9, 2005, a lawsuit was filed in the District Court of Collin County, Texas, by J. Gregg Pritchard, as Trustee of the D.I.C. Creditors Trust, naming the former directors of Daisytek International Corporation and the Company as defendants. Daisytek filed for bankruptcy in May 2003 and the Trust was created pursuant to Daisytek’s Plan of Liquidation. The complaint alleges, among other things, that the spin-off of the Company from Daisytek in December 1999 was a fraudulent conveyance and that Daisytek was damaged thereby in the amount of at least $38 million. The Company believes the claim has no merit and is vigorously defending the action. Through September 30, 2006, the Company has incurred outstanding legal costs of $1.0 million which have not been paid as the Company expects such costs to be covered by insurance.
     On August 24, 2006, a lawsuit was filed in the Chancery Court of Davidson County, Tennessee, by ClientLogic Corp. alleging, among other things, that the Company breached its obligations under a Confidentiality and Nondisclosure Agreement. The complaint seeks injunctive relief and damages in an unspecified amount. The Company believes the claim has no merit and is vigorously defending the action. The Company has not accrued for any amount applicable to this case.
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
     Our second business segment is a product revenue model. In this segment, we are a master distributor of product for IBM and certain other clients. In this capacity, we purchase, and thus own, inventory and recognize the corresponding product revenue. As a result, upon the sale of inventory, we own the accounts receivable. Freight costs billed to customers are reflected as components of product revenue. This business segment requires significant working capital requirements, for which we have senior credit facilities to provide for more than $87 million of available financing.
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
     Growth is a key element to achieving our future goals, including achieving and maintaining sustainable profitability. Growth in our service fee business is driven by two main elements: new client relationships and organic growth from existing clients. We have refocused our sales efforts on larger contracts with brand-name companies within two primary target markets, which, by nature, require a longer duration to close but also often prove to be higher-quality and longer duration engagements. Our results for the nine months ended September 30, 2006 include approximately $1.8 million of new revenue including certain incremental projects. Growth within our product revenue business is primarily driven by our ability to attract new master distributor arrangements with IBM or other manufacturers and the sales and marketing efforts of the manufacturers and third party sales partners. Growth within our web-commerce product revenue model is primarily driven by eCOST’s ability to increase sales and expand its product line.
     We continue to monitor and control our costs to focus on profitability. While we are targeting our new service fee contracts to yield increased gross profit, we also expect to incur incremental investments to implement new contracts, investments in infrastructure and sales and marketing to support our targeted growth and increased public company professional fees.
     Our expenses comprise primarily four categories: 1) cost of product revenue, 2) cost of service fee revenue, 3) cost of pass-through revenue and 4) selling, general and administrative (“SG&A”) expenses.
     Cost of product revenues — cost of product revenue consists of the purchase price of product sold and freight costs, which are reduced by certain reimbursable expenses. These reimbursable expenses include pass-through customer marketing programs, direct costs incurred in passing on any price decreases offered by vendors to cover price protection and certain special bids, the cost of products provided to replace defective product returned by customers and certain other expenses as defined under the master distributor agreements. Vendor marketing programs, such as co-op advertising, reduce eCOST’s cost of product revenue.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Product revenue, net	77.0%	76.4%	80.3%	76.3%
Service fee revenue	16.5	18.3	15.2	18.2
Pass-through revenue	6.5	5.3	4.5	5.5

Total revenues	100.0	100.0	100.0	100.0

Cost of product revenue (as % of product revenue)	92.1	92.2	93.4	93.3
Cost of service fee revenue (as % of net service fee revenue)	75.7	73.8	72.4	74.8
Cost of pass-through revenue (as % of pass-through revenue)	100.0	100.0	100.0	100.0

Total costs of revenues	89.9	89.2	90.5	90.3

Gross profit	10.1	10.8	9.5	9.7
Selling, general and administrative expenses	12.7	10.4	11.4	9.4

Income (loss) from operations	(2.6)	0.4	(1.9)	0.3
Interest expense, net	0.6	0.6	0.5	0.5

Loss before income taxes	(3.2)	(0.2)	(2.4)	(0.2)
Income tax expense	0.2	0.3	0.3	0.3

Net loss	(3.4)%	(0.5)%	(2.7)%	(0.5)%

Results of Operations for the Interim Periods Ended September 30, 2006 and 2005
     Product Revenue. Product revenue was $72.6 million for the three months ended September 30, 2006, as compared to $62.3 million for the three months ended September 30, 2005, an increase of $10.3 million, or 16.6%. Excluding the $16.7 million of product revenue of eCOST following its acquisition in February 2006, product revenue decreased $6.4 million, or 10.2%, primarily due to lower volumes and reduced promotional activity. Product revenue for the nine months ended September 30, 2006 was $252.4 million as compared to $189.4 million, an increase of $63.0 million, or 33.3%, in the same period of the prior year. Excluding the $67.2 million of product revenue of eCOST following its acquisition in February 2006, revenue decreased $4.2 million, or 2.2%, primarily due to lower volumes and reduced promotional activity. In addition, while product revenue for the Supplies Distributors segment declined this quarter as compared to the same period of the prior year, this decrease was primarily due to the timing of vendor promotional activity, and annual revenue is expected to remain relatively consistent with the prior year.
     Service Fee Revenue. Service fee revenue was $15.6 million for the three months ended September 30, 2006 as compared to $14.9 million for the three months ended September 30, 2005, an increase of $0.7 million or 4.4%. Service fees for the nine months ended September 30, 2006 and 2005 were $47.7 million and $45.3 million, respectively, an increase of $2.4 million or 5.3%. Service fee revenue for the three months and nine months ended September 30, 2006 and 2005 included increased service fees generated from incremental projects with certain client relationships. The change in service fee revenue is shown below ($ millions):

	Three	Nine
	Months	Months
Period ended September 30, 2005	$14.9	$45.3
New service contract relationships, including certain incremental projects under new contracts	0.8	1.8
Change in existing client service fees from organic growth and certain incremental projects with existing clients	0.9	2.3
Terminated clients not included in 2006 revenue	(1.0)	(1.7)

Period ended September 30, 2006	$15.6	$47.7

     Cost of Product Revenue. Cost of product revenue was $66.9 million for the three months ended September 30, 2006, as compared to $57.4 million for the three months ended September 30, 2005, an increase of $9.5 million or 16.5%. Excluding the $16.4 million of cost of product revenue of eCOST following its acquisition in February 2006, cost of product revenue decreased $6.7 million or 12.0%. Cost of product revenue, excluding eCOST, decreased primarily as the result of decreased sales volumes of certain products. Cost of product revenue as a percent of product revenue, excluding the impact of eCOST, was 90.4% during the three months ended September 30, 2006 and 92.2% during the three months ended September 30, 2005. The resulting gross profit margin was 9.6% for the three months ended September 30, 2006 and 7.8% for the three months ended September 30, 2005. The gross profit margin for the 2006 period includes certain incremental inventory cost reductions. eCOST’s cost of product revenue, as a percentage of product revenue was 98.1% during the three month period ended September 30, 2006. The resulting gross margin for eCOST was 1.9% during the same period, which is lower than expected primarily due to unusually high levels of credit card chargeback activity partially due to credit card systems controls not operating effectively during certain IT integration activities. This resulted in approximately $1.0 million higher than normal credit card chargebacks in the current quarter. Such activity is accounted for as a reduction in product revenue, resulting in lower gross margin.
     Cost of product revenue was $235.7 million for the nine months ended September 30, 2006, as compared to $176.7 million for the nine months ended September 30, 2005, an increase of $59.0 million or 33.4%. Excluding the $64.5 million of cost of product revenue of eCOST following its acquisition in February 2006, cost of product revenue decreased $5.5 million or 3.1%. Cost of product revenue, excluding eCOST, decreased primarily as the result of the lower sales volume of certain products. Cost of product revenue, as a percent of product revenue, excluding the impact of eCOST, was 92.5% during the nine months ended September 30, 2006 and 93.3% during the nine months ended September 30, 2005. The resulting gross profit margin was 7.5% for the nine months ended September 30, 2006 and 6.7% for the nine months ended September 30, 2005. The gross profit margin for the 2006 period includes certain incremental inventory cost reductions. eCOST’s cost of product revenue, as a percentage of product revenue was 95.9% during the nine month period ended September 30, 2006. The resulting gross margin for eCOST was 4.1% during the same period, which is lower than we expected primarily due to unusually high levels of credit card activity that resulted in approximately $1.7 million higher than normal chargebacks, an increased provision for excess and obsolete inventory, and the impact of a $0.4 million loss applicable to a sales transaction to a former eCOST customer during the nine months ended September 30, 2006.
     Cost of Service Fee Revenue. Cost of service fee revenue was $11.8 million for the three months ended September 30, 2006, as compared to $11.0 million during the three months ended September 30, 2005, an increase of $0.8 million or 7.1%. The resulting service fee gross profit was $3.8 million or 24.3% of service fee revenue, during the three months ended September 30, 2006 as compared to $3.9 million, or 26.2% of service fee revenue for the three months ended September 30, 2005. The decrease in gross profit as a percent of service fees for the three months ended September 30, 2006 is primarily due to lower run rate and project revenues on certain larger existing clients. Cost of service fee revenue was $34.5 million for the nine months ended September 30, 2006, as compared to $33.9 million during the nine months ended September 30, 2005, an increase of $0.6 million or 1.9%. The resulting service fee gross profit was $13.2 million or 27.6% of service fee revenue, during the nine months ended September 30, 2006 as compared to $11.4 million, or 25.2% of service fee revenue for the nine months ended September 30, 2005. Our gross profit as a percent of service fees increased in the nine months ended September 30, 2006 primarily due to higher gross margins on certain client project revenue as well as the prior year having lower gross margins on certain new contracts, including certain start up costs. As we add new service fee revenue in the future, we currently intend to target the underlying contracts to earn an average gross profit percentage of 25-35%, but we have and may continue to accept lower gross margin percentages on certain contracts depending on contract scope and other factors.
     Operating Expenses. Operating expenses were $12.0 million for the three months ended September 30, 2006, or 12.7% of total net revenues, as compared to $8.4 million, or 10.4% of total net revenues, for the three months ended September 30, 2005. Excluding the $4.3 million of operating expenses of eCOST following its acquisition in February 2006, operating expenses were $7.8 million, or 10.0% of total net revenues, during the current period. The decrease in operating expenses, excluding eCOST, for the three months ended September 30, 2006 compared to 2005 is primarily due to the decrease of certain personnel related costs and certain incremental costs in the 2005 period incurred to relocate certain of our operations from Memphis, TN to a new facility in Southaven, MS. Operating expenses were $35.9 million for the nine months ended September 30, 2006, or 11.4% of total net revenues, as compared to $23.4 million, or 9.4% of total net revenues, for the nine months September 30, 2005. Excluding the $13.2 million of operating expenses of eCOST following its acquisition in February 2006, operating expenses were $22.8 million or 9.2% of total net revenues, for the nine months ended September 30, 2006. As we are nearly complete with the integration process of eCOST into our current infrastructure, we have begun to realize certain operating savings through the reduction of certain eCOST overhead expenses, changes in corporate infrastructure and a reduction in integration related costs. Operating expenses in the three and nine month periods ended September 30, 2006 included $0.2 million and $0.7 million, respectively, of costs applicable to stock-based compensation, which were zero in the prior year.
     Interest Expense, net. Net interest expense was $0.6 million and $1.5 million for the three and nine months ended September 30, 2006 respectively as compared to $0.5 million and $1.3 million for the three and nine months ended September 30, 2005.
     Income Taxes. For the three months ended September 30, 2006 and 2005, we recorded a tax provision of $0.2 million and $0.3 million, respectively, primarily associated with our subsidiary Supplies Distributors’ Canadian and European operations. For the nine month periods ended September 30, 2006 and 2005, we recorded a tax provision of $0.6 million for those same operations. We did not record an income tax benefit associated with our consolidated net loss in our U.S. operations. A valuation allowance has been provided for our net U.S. deferred tax assets as of September 30, 2006 and December 31, 2005, which are primarily related to our net operating loss carryforwards. We did not record an income tax benefit for our PFSweb Canadian pre-tax losses in the current or prior periods. Due to the consolidation of Supplies Distributors, in the future we anticipate that we will continue to record an income tax provision associated with Supplies Distributors’ Canadian and European results of operations.
Liquidity and Capital Resources
     Net cash used in operating activities was $3.9 million for the nine months ended September 30, 2006, and primarily resulted from a $6.6 million decrease in accounts payable, accrued expenses and other liabilities, an increase in inventories of $2.5 million and a decrease in net income, as adjusted for non-cash items, of $0.6 million, offset by a decrease in accounts receivable of $4.4 million, a $0.8 million decrease in prepaid expenses, other receivables and other current assets and a $0.7 million decrease in restricted cash.
     Net cash used in operating activities was $0.1 million for the nine months ended September 30, 2005, and primarily resulted from an increase in accounts receivable of $4.7 million, a $2.3 million increase in prepaid expenses, other receivables and other current assets, and a $1.2 million decrease in accounts payable, accrued expenses and other liabilities offset by net income, as adjusted for non-cash items, of $3.4 million and a $4.7 million decrease in inventories. The increase in accounts receivable was primarily due to increased service fee billings for certain client relationships and the timing of payments received by certain clients.
     Net cash used in investing activities for the nine months ended September 30, 2006 totaled $3.4 million, representing capital expenditures of $2.8 million and cash paid to acquire eCOST, net of cash acquired, of $1.3 million, partially offset by a decrease in restricted cash of $0.7 million.
     Net cash used in investing activities for the nine months ended September 30, 2005 totaled $2.1 million, representing capital expenditures of $3.4 million partially offset by a decrease in restricted cash of $1.3 million.
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
     Net cash provided by financing activities was approximately $7.7 million for the nine months ended September 30, 2006, primarily representing $4.9 million of net proceeds on issuance of common stock pursuant to a private placement transaction, $3.4 million of proceeds on debt and $0.6 decrease in restricted cash, partially offset by $1.1 million of payments on capital leases.
     Net cash provided by financing activities was approximately $3.2 million for the nine months ended September 30, 2005, primarily representing $2.0 million from the issuance of common stock pursuant to our employee stock purchase and stock option programs and warrant exercises, $1.6 million of proceeds from debt and $0.5 million decrease in restricted cash partially offset by payments on capital leases of $0.9 million.
     Our liquidity has been negatively impacted as a result of the merger with eCOST. During 2005 and the nine month period ended September 30, 2006, eCOST experienced a significant net usage of cash primarily due to losses incurred. As a result, during the process of transitioning and integrating the eCOST operations, we have had to support eCOST’s cash needs to help it achieve a stabilized operational position. The amount of further cash needed to support eCOST operations will depend upon the financing available as well as the length of time it takes to successfully transition and incorporate eCOST into our current infrastructure and eCOST’s ability to improve its financial results.
     We currently expect that eCOST, as part of a combined Company, should achieve annual recurring cost savings of approximately $4 to $5 million, dependent upon sales volumes, as compared to pre merger levels once the related integration efforts are complete. These savings are expected to result from, among other things, the reduction of certain overhead expenses, changes in corporate infrastructure and reduced freight costs, although there can be no assurance that these cost savings will be achieved. We are nearly complete with the incorporation of eCOST into our infrastructure and we have begun to realize expected cost savings.
     During the nine months ended September 30, 2006, our working capital decreased to $22.8 million from $23.4 million at December 31, 2005, primarily as a result of the use of cash related to the integration activities of eCOST into the PFS infrastructure. A portion of these cash outflows were offset by the net proceeds from the sale of our common stock in a private placement transaction. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities, entering into new debt agreements or transferring to third parties a portion of our subordinated loan balance due from Supplies Distributors. In conjunction with certain of these alternatives, we may be required to provide certain letters of credit to secure these arrangements. No assurances can be given that we will be successful in obtaining any additional financing or the terms thereof. We currently believe that our cash position, financing available under our credit facilities and funds generated from operations (including our anticipated revenue growth and/or cost reductions to offset lower than anticipated revenue growth) will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our lease obligations, and additional loans to our subsidiaries Supplies Distributors and eCOST, if necessary, for at least the next twelve months.
     The following is a schedule of our total contractual cash obligations which is comprised of operating leases, debt, vendor financing and capital leases (including interest) as of September 30, 2006, (in millions):

	Payments Due By Period
		Less than	1 — 3	3 — 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Debt and vendor financing	$65,271	$60,678	$4,588	$5	$—
Capital lease obligations	4,150	2,752	1,276	122	—
Operating leases	29,395	8,800	12,783	6,597	1,215

Total	$98,816	$72,230	$18,647	$6,724	$1,215

     In support of certain debt instruments and leases, as of September 30, 2006, we had $0.3 million of cash restricted as collateral for letters of credit. The letters of credit expire in 2007. As of September 30, 2006, we had $0.9 million of cash restricted for payment of capital expenditures or repayments to lenders. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain of our subsidiaries’ credit facilities. Many of our debt facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other agreements. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. In particular, in the event eCOST is unable to increase its revenue and/or gross profit from its present levels and does not achieve the operating efficiencies targeted to occur upon completion of its integration into the Company’s infrastructure, it may fail to comply with one or more of the financial covenants required under its working capital line of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and payment under the Company parent guaranty. A requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of September 30, 2006, we were in compliance with all debt covenants. We do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.
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
     To finance their distribution of IBM products, Supplies Distributors and its subsidiaries have short-term credit facilities with IBM Credit LLC (“IBM Credit”) and IBM Belgium Financial Services S.A. (“IBM Belgium”). We have provided a collateralized guaranty to secure the repayment of these credit facilities. These asset-based credit facilities provided financing for up to $30.5 million and up to 12.5 million Euros (approximately $15.8 million) with IBM Credit and IBM Belgium, respectively. These agreements expire in March 2007.
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
     Our subsidiary, Priority Fulfillment Services, Inc. (“PFS”), has entered into a Loan and Security Agreement with Comerica Bank (“Comerica”), which provides for up to $7.5 million of eligible accounts receivable financing through March 2007, and up to $2.5 million of eligible equipment purchases through June 2008. We entered this Agreement to supplement our existing cash position, and provide funding for our current and future operations, including our targeted growth. The Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, and a minimum liquidity ratio, as defined. The agreement also limits PFS’ ability to increase the subordinated loan to Supplies Distributors to more than $8.0 million or advance more than $3.5 million to eCOST without the lender’s approval. The agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb. In November, 2006, the Loan and Security Agreement was amended to extend the maturity date through April 2008, provide for an incremental $1.5 million term loan due in monthly installments through December 2007, and permit an incremental $1.5 million of advances to eCOST.
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
     In 2004, to fulfill our obligations under certain new client relationships, we entered into a three-year operating lease arrangement for a new distribution facility in Southaven, MS, near our existing distribution complex in Memphis, TN. We have incurred more than $5 million in capital expenditures to support the incremental business in this new distribution center. We financed a significant portion of these expenditures through a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) pursuant to which the MBFC issued $5 million MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned us the proceeds of the Bonds for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in our new Southaven, Mississippi distribution facility. The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) in the initial face amount of $5.1 million issued by Comerica pursuant to a Reimbursement Agreement between us and Comerica under which we are obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has a maturity date of April 2008 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof.
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
     To the extent we fail to comply with the various debt covenants described above, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. Any requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of September 30, 2006, we were in compliance with all debt covenants.
     Through our merger with eCOST, we plan to align the core strengths of each company, to leverage our operational infrastructure and technology expertise with eCOST’s customer base and supplier relationships. Specifically, we are targeting for eCOST to achieve $4 to $5 million in annual cost savings, dependent upon sales volumes, as compared to pre merger levels once the related integration efforts are complete. These savings are expected to result from, among other things, reductions in the following costs:
•	Certain redundant administrative and public company activities;

•	Excess capacity and other related facility expenses;

•	Technology, telecommunications and operational costs; and

•	Overall outbound freight costs due to additional freight options.
     We are now nearing completion of the integration of eCOST into our infrastructure and we are beginning to realize the expected cost savings.
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
     We can provide no assurance that such plans or the underlying financial benefits will be achieved. Additionally, even with such plans, eCOST will operate at a loss during 2006 and will require further funding to support its operations.
     eCOST currently has an asset-based line of credit facility of up to $15.0 million with Wachovia Capital Finance Corporation (Western), which is collateralized by substantially all of eCOST’s assets. Borrowings under the facility are limited to a percentage of eligible accounts receivable and letter of credit availability is limited to a percentage of accounts receivable and inventory. Outstanding amounts under the facility bear interest at rates ranging from the prime rate to the prime rate plus 0.5% (8.75% as of September 30, 2006), depending on eCOST’s financial results. As of September 30, 2006, eCOST had $1.6 million of letters of credit outstanding and $0.4 million of available credit under this facility. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, and requires a minimum tangible net worth of $1 million, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.
     eCOST expects to enter into an amendment to this credit facility to reduce the line of credit to $7.5 million and reduce the tangible net worth covenant to $0.
     eCOST has historically incurred significant operating losses and used cash to fund its operations. As a result, we have been required to invest cash to fund eCOST’s operations, which we may not be able to continue to do without approval from our lenders. The amount of further cash needed to support eCOST operations depends upon the financing available under its credit line as well as the length of time it takes to successfully transition and incorporate eCOST into our current infrastructure. Through November 1, 2006, we have advanced $10.1 million to eCOST to fund eCOST’s cash flow requirements. We currently expect that it will be necessary to invest further cash to fund eCOST’s cash flow requirements. In such event, we may be required to seek approval from our lenders to provide such funds. We can provide no assurance that we will receive such approval from our lenders or any terms or conditions required by our lenders in order to obtain such approval. In addition, PFSweb has provided a guaranty of eCOST’s bank line of credit and certain eCOST vendor trade payables.
     If eCOST is unable to meet its requirements under its debt obligations and bank facility, the guarantees referred to above could be called upon.
     We receive municipal tax abatements in certain locations. During 2004 we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements. We plan to dispute the notice. If the dispute is not resolved favorably, we could be assessed additional taxes from January 1, 2004. We have not accrued for the additional taxes, which through September 30, 2006 could be approximately $1.5 million in the aggregate, as we do not believe that it is probable that an additional assessment will be incurred.
     On May 9, 2005, a lawsuit was filed in the District Court of Collin County, Texas, by J. Gregg Pritchard, as Trustee of the D.I.C. Creditors Trust, naming the former directors of Daisytek International Corporation and the Company as defendants. Daisytek filed for bankruptcy in May 2003 and the Trust was created pursuant to Daisytek’s Plan of Liquidation. The complaint alleges, among other things, that the spin-off of the Company from Daisytek in December 1999 was a fraudulent conveyance and that Daisytek was damaged thereby in the amount of at least $38 million. We believe the claim has no merit and are vigorously defending the action. Through September 30, 2006, the Company has incurred outstanding legal costs of $1.0 million which have not been paid as the Company expects such costs to be covered by insurance.
     On August 24, 2006, a lawsuit was filed in the Chancery Court of Davidson County, Tennessee, by ClientLogic Corp. alleging, among other things, that the Company breached its obligations under a Confidentiality and Nondisclosure Agreement. The complaint seeks injunctive relief and damages in an unspecified amount. The Company believes the claim has no merit and is vigorously defending the action. The Company has not accrued for any amount applicable to this case.
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
Interest Rate Risk
     Our interest rate risk is limited to our outstanding balances on our inventory and working capital financing agreements, taxable revenue bonds, loan and security agreements and factoring agreement for the financing of inventory, accounts receivable and certain other receivables and certain equipment, which amounted to $64.7 million at September 30, 2006. A 100 basis point movement in interest rates would result in approximately $0.3 million annualized increase or decrease in interest expense based on the outstanding balance of these agreements at September 30, 2006.
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
Remediation of Material Weakness in Internal Control
     As reported in the Company’s 2006 June Quarterly Report, management identified the following material weakness related to fraudulent credit card activity in the Company’s internal control over financial reporting as of June 30, 2006, which continued to exist as of July 1, 2006. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     The Company acquired eCOST.com, Inc. (eCOST), a wholly owned subsidiary, on February 1, 2006. In the June 2006 quarter, problems with eCOST’s credit card systems controls resulted in increased fraudulent credit card activity. Further problems with eCOST’s credit card systems controls arose during the course of a systems conversion in late June 2006 resulting in even higher fraudulent credit card activity. These system control issues were identified and the issues and the material control weakness were resolved in July 2006.
     As of June 30, 2006, the Company’s policies and procedures did not provide for an effective review of fraudulent credit card activity. During the third quarter ending September 30, 2006, the Company instituted controls to remediate the control deficiency. These controls include enhanced procedures to ensure that additional substantiating documentation and support related to the validity of credit card activity is obtained prior to order release. We believe this remediation initiative is sufficient to eliminate the material weakness in internal controls over financial reporting discussed above.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     On August 24, 2006, a lawsuit was filed in the Chancery Court of Davidson County, Tennessee, by ClientLogic Corp. alleging, among other things, that the Company breached its obligations under a Confidentiality and Nondisclosure Agreement. The complaint seeks injunctive relief and damages in an unspecified amount. The Company believes the claim has no merit and is vigorously defending the action. The Company has not accrued for any amount applicable to this case.
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

     As of September 30, 2006, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of IBM product inventory, was approximately $69 million. Certain of the credit facilities have maturity dates in calendar year 2007 or after, but are classified as current liabilities in our consolidated financial statements. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. Any non-renewal or any default under any of our credit facilities would have a material adverse impact upon our business and financial condition. In addition we have provided $6.5 million of subordinated indebtedness to Supplies Distributors, the minimum level required under certain credit facilities as of September 30, 2006. The maximum level of this subordinated indebtedness to Supplies Distributors that may be provided without approval from our lenders is $8.0 million. The restrictions on increasing this amount without lender approval may limit our ability to comply with certain loan covenants or further grow and develop Supplies Distributors’ business. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so. We have also guaranteed eCOST’s $15 million credit line with Wachovia, as well as certain of its vendor trade payables. We currently expect that it may be necessary to provide additional guarantees of certain eCOST vendor trade payables in the future.
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
     We currently operate a 150,000 square foot distribution center in Liege, Belgium and a 13,000 square foot distribution center in Richmond Hill, Canada, near Toronto. We cannot assure you that we will be successful in expanding in these or any additional international markets. In addition to the uncertainty regarding our ability to generate revenue from foreign operations and expand our international presence, there are risks inherent in doing business internationally, including:
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
     Our future capital needs are difficult to predict. We may require additional capital to take advantage of unanticipated opportunities, including strategic alliances and acquisitions, or to respond to changing business conditions and unanticipated competitive pressures or to fund capital expenditures or unanticipated expenses, including litigation defense costs of current or future litigation. In addition, eCOST is now a wholly-owned subsidiary and is expected to need additional financing as well. We may also require additional funds to finance operating losses, including continuing operating losses currently anticipated to be incurred by eCOST. Should these circumstances arise, our existing cash balance and credit facilities may be insufficient and we may need to raise additional funds either by borrowing money or issuing additional equity. We cannot assure you that such resources will be adequate or available for all of our future financing needs. Our inability to finance our growth, either internally or externally, may limit our growth potential and our ability to execute our business strategy. If we are successful in completing an additional equity financing, this could result in further dilution to our stockholders or reduce the market value of our common stock.
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
     For the nine months ended September 30, 2006, the prime contractor to a U.S. government agency (for whom we are a subcontractor), a consumer products company and Xerox Corporation represented approximately 25%, 19% and 12%, respectively, of our total service fee revenue, net of pass-through revenue. The loss of, or non-payment of invoices by, any or all of such prime contractor to the U.S. agency, consumer products company or Xerox as clients would have a material adverse effect upon our business. In particular, the agreement under which we provide services to such clients are terminable at will upon notice by such clients.
     Substantially all of our Supplies Distributors product revenue was generated by sales of product purchased under master distributor agreements with IBM and is dependent on IBM’s business. Our Supplies Distributor product revenue business is dependent upon our master distributor relationship with IBM and the continuing market for IBM products. A termination of the relationship with IBM or a decline in customer demand for such products could have a material adverse effect on our business. Sales to three clients/customers accounted for approximately 30% of our consolidated product revenues for the nine months ended September 30, 2006. The loss of any one or more of such customers, or non-payment of any material amount by these or any other customer, would have a material adverse effect upon our business.
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
     In the ordinary course of our business, one or more of our clients or customers may dispute our invoices for services rendered or other charges. We also receive municipal tax abatements in certain locations. During 2004 we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements. We plan to dispute the notice, but if the dispute is not resolved favorably, additional taxes of approximately $1.5 million through September 30, 2006 could be assessed against us.
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
     As of September 30, 2006, we had issued and outstanding 601,190 warrants to purchase common stock (having a weighted average exercise price of $2.29 per share). In addition, as of September 30, 2006, we have an aggregate of 5,940,810 stock options outstanding to employees, directors and others with a weighted average exercise price of $1.29 per share. The shares of common stock that may be issued upon exercise of these warrants and options may be resold into the public market. Sales of substantial amounts of common stock in the public market as a result of the exercise of these warrants or options, or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.
Our common stock is at risk for delisting from the Nasdaq Capital Market. If it is delisted, our stock price and your liquidity may be impacted. We may implement a stock split in order to comply with Nasdaq listing requirements.
     Our common stock is currently listed on the Nasdaq Capital Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq Capital Market. These requirements include maintaining a minimum closing bid price of $1.00. On August 25, 2006, we received a Nasdaq Staff Deficiency Letter indicating that, based on a review of our closing bid price for the previous 30 business days, we were not in compliance with the minimum $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market. We have been afforded a 180-day grace period to achieve compliance through achieving or exceeding the $1.00 minimum bid price requirement for 10 consecutive business days. If necessary to maintain our listing, we may effect a reverse stock split. As of November 14, 2006, we currently meet all the minimum continued listing requirements for the Nasdaq Capital Market except for the $1.00 minimum bid price.
     If we fail to maintain the standards necessary to be quoted on the Nasdaq Capital Market and our common stock is delisted, trading in our common stock would be conducted on the OTC Bulletin Board as long as we continue to file reports required by the Securities and Exchange Commission. The OTC Bulletin Board is generally considered to be a less efficient market than the Nasdaq Capital Market, and our stock price, as well as the liquidity of our Common Stock, may be adversely impacted as a result.
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

The failure of eCOST to improve its financial and operating performance may result in a failure of eCOST to comply with its financial covenants
     In the event eCOST is unable to increase its revenue and/or gross profit from its present levels and does not achieve the operating efficiencies targeted to occur upon completion of its integration into our infrastructure, it may fail to comply with one or more of the financial covenants required under its working capital line of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and payment under our parent guaranty.
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
     eCOST’s revenue is dependent in part on sales of HP and HP-related products, which represented 32% of eCOST’s net sales for the nine months ended September 30, 2006.

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
     None
ITEM 3. Defaults Upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
     None
ITEM 5. Other Information
     None.
ITEM 6. Exhibits
     a) Exhibits:

Exhibit
No.	Description of Exhibits
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(1)	Amended and Restated Bylaws
10.1*	Tenth Amendment to Lease Agreement by and between Plano Atrium, LLC and Priority Fulfillment Services, Inc.
31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657) and Annual Report on Form 10-K for the Fiscal Year ended December 31, 2005 filed on March 31, 2006.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 14, 2006

PFSweb, Inc.
By:	/s/ Thomas J. Madden
Thomas J. Madden Chief Financial Officer, Chief Accounting Officer, Executive Vice President

INDEX TO EXHIBITS

Exhibit
No.	Description of Exhibits
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(1)	Amended and Restated Bylaws
10.1*	Tenth Amendment to Lease Agreement by and between Plano Atrium, LLC and Priority Fulfillment Services, Inc.
31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657) and Annual Report on Form 10-K for the Fiscal Year ended December 31, 2005 filed on March 31, 2006.

*	Filed herewith