Form 10-K
period 2006-12-31
PFSWEB INC
filed 2007-04-02
CIK 1095315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 (based on the closing price as reported by the National Association of Securities Dealers Automated Quotation System) was $39,002,187.
     As of March 26, 2007, there were 46,476,708 shares of the registrant’s Common Stock, $.001 par value, outstanding, excluding 86,300 shares of common stock in treasury.
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

     Unless otherwise indicated, all references to “PFSweb” “the Company,” “we,” “us” and “our” refer to PFSweb, Inc., a Delaware corporation, and its subsidiaries.

PART I
Item 1. Business
General
     PFSweb is an international provider of integrated business process outsourcing solutions to major brand name companies seeking to maximize their supply chain efficiencies and to extend their traditional business and e-commerce initiatives as well as a leading multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise. We derive our revenues from three business segments: business process outsourcing, a master distributor and an online discount retailer.
     First, in our business process outsourcing business segment operated by our Priority Fulfillment Services subsidiaries (“PFS”) we derive our revenues from a broad range of services as we process individual business transactions on our clients’ behalf. These business transactions may include the answering of a phone call or an e-mail, the design and hosting of a client web-site, the receipt and storage of a client’s inventory, the kitting and assembly of products to meet a client’s specifications, the shipping of products to our client’s customer base, the management of a complex set of electronic data transactions designed to keep our client’s suppliers and customers accounting records in balance, or the processing of a returned package. In the business process outsourcing segment, we do not own the inventory or the resulting accounts receivable, but provide management services for these client-owned assets.
     In our second business segment operated by our Supplies Distributors subsidiaries we act as a master distributor of product for IBM and certain other clients. In this capacity, we purchase and resell, for our own account, IBM and other manufacturers’ inventory. Accordingly, in this business segment, we recognize product revenue and own the accounts receivable and inventory.
     Our third business segment is eCOST.com, an online discount retailer of new, “close-out” and recertified brand-name merchandise. This web-commerce product revenue model is focused on the sale of products to a broad range of consumer and business customers. We currently offer approximately 75,000 products in several primary merchandise categories, including computer hardware and software, home electronics, digital imaging, watches and jewelry, housewares, DVD movies, video games and cellular/wireless.
     We are headquartered in Plano, Texas where our executive and administrative offices are located as well as our primary technology operations and hosting facilities. We have an office in El Segundo, CA which consists of sales, marketing and purchasing operations for our online discount retail segment. We operate state-of-the-art call centers from our U.S. facilities located in Plano, Texas, and Memphis, Tennessee, and from our international facilities located in Markham, Canada and Liege, Belgium. We lease or manage warehouse facilities of approximately 2.0 million square feet of warehouse space, many containing highly automated and state of the art material handling and communications equipment, in Memphis, TN, Southaven, MS, Grapevine, TX, Markham, Canada and Liege, Belgium, allowing us to provide global distribution solutions. We recently opened a 6,500 square foot facility in the Philippines to provide call center and customer service functions.
BUSINESS PROCESS OUTSOURCING SEGMENT
     PFS is a global provider of web commerce and business process outsourcing solutions. PFS’ service breadth includes logistics and fulfillment, freight and transportation management, real-time order management, kitting and assembly, customer care, facility operations and management, turn-key web-commerce infrastructure, payment processing and financial services and more. Collectively, we define our offering as Business Process Outsourcing because we extend our clients’ infrastructure and technology capabilities, addressing an entire business transaction cycle from demand generation to product delivery. Our solutions support both business-to-business (“B2B”) and business-to-consumer (“B2C”) sales channels.
     PFS serves as the “brand behind the brand” for companies seeking to increase their operation’s efficiencies. As a business process outsourcer, we offer scalable and cost-effective solutions for manufacturers, distributors, online retailers and direct marketing organizations across a wide range of industry segments, from consumer goods to aviation. We provide our clients with seamless and transparent solutions to support their business strategies, allowing them to focus on their core competencies. Leveraging PFS’ technology, expertise and proven methodologies, we enable client organizations to develop and deploy new products and implement new business strategies or address new distribution channels rapidly and efficiently through our optimized solutions. Our clients engage us both as a consulting partner to assist them in the design of a business solution as well as a virtual and physical infrastructure partner providing the mission critical operations required to build and manage their business solution. Together, we not only help our clients define new ways of doing business, but also provide them the technology, physical infrastructure and professional resources necessary to quickly implement this new business model. We allow our clients to quickly and dramatically change how they ‘go-to-market.’
     Each client has a unique business model and unique strategic objectives that require highly customized solutions. PFS supports clients in a wide array of industries including technology products, consumer goods, aviation, collectibles, luxury goods, food and beverage, apparel and home furnishings. These clients turn to PFS for help in addressing a variety of business issues that include customer satisfaction and retention, time-definite logistics, vendor managed inventory and integration, supply chain compression, cost model realignments, transportation management and international expansion, among others. We also act as a constructive agent of change, providing clients the ability to alter their current distribution model, establish direct relationships with end-customers, and reduce the overall time and costs associated with existing distribution channel strategies. Our clients are seeking solutions that will provide them with dynamic supply chain and multi-channel marketing efficiencies, while ultimately delivering a world-class customer service experience.
     Our technology and business infrastructure offering is flexible, reliable and fully scalable. This flexibility allows us to design custom, variable cost solutions to fit the business requirements of our clients’ strategies.
     Our capabilities are expansive. To offer the most necessary and resourceful solutions to our clients, we are continually developing capabilities to meet the pressing business issues in the marketplace. Our business objective is to focus on “Leading the Evolution of OutsourcingTM.” As our tagline suggests, we will continue to evolve our service offering to meet the needs of the marketplace and the demands of unique client requirements. We are most successful when we provide a new capability to enable a client to pursue a new initiative and we are then able to leverage that revolutionary development across other client or prospect solutions, as it becomes “best practice” in the marketplace. Our team of experts design and build diverse solutions for online retailers, technology and consumer goods manufacturers, aviation brands as well as other major brand name clients around a flexible core of technology and physical infrastructure that includes:
•	Technology collaboration provided by our suite of technology services, called the Entente Suite(SM), that are e-commerce and collaboration services that enable buyers and suppliers to fully automate their business transactions within their supply chain. Entente supports industry standard collaboration techniques including XML based protocols such as BizTalk and RosettaNet, real-time application interfaces, text file exchanges via secured FTP, and traditional electronic data interchange (“EDI”);

•	Managed hosting and Internet application development services, including web site design, creation, integration and ongoing maintenance, support and enhancement of web sites;

•	Order management, including order processing from any source of entry, back order processing and future order processing, tracking and tracing, credit management, electronic payment processing, calculation and collection of sales tax and VAT, comprehensive freight calculation and email notification, all with multiple currency and language options;

•	Customer Relationship Management (“CRM”), including interactive voice response (“IVR”) technology and web-enabled customer contact services through world-class call centers utilizing voice, e-mail, voice over internet protocol (“VOIP”) and internet chat communications that are fully integrated with real-time systems and historical data archives to provide complete customer lifecycle management;

•	International fulfillment and distribution services, including warehouse management, inventory management, vendor managed inventory, inventory postponement, product warehousing, order picking and packing, freight and transportation management and reverse logistics;

•	Facility Operations and Management (“FOM”) that includes process reengineering, facility design and engineering and employee administration;

•	Kitting and assembly services, including light assembly, procurement services, supplier relationship management, specialized kitting, and supplier consigned inventory hub in our distribution facilities or co-located in other facilities;

•	Product management and inspection services, including management of coupon programs, de-kitting and salvage operations and inspection, testing and repackaging services;

•	Information management, including real-time data interfaces, data exchange services and data mining;

•	Financial services, including secure online credit card processing related services, fraud protection, invoicing, credit management and collection, and working capital solutions; and

•	Professional consulting services, including a consultative team of experts that customize solutions to each client and continuously seek out ways to increase efficiencies and produce benefits for the client.
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
     A key business challenge facing many manufacturers and retailers as they evaluate their supply chain efficiency is in determining how the trend toward increased direct-to-customer business activity will impact their traditional B2B and B2C commerce business models. Order management and small package fulfillment and distribution capabilities are becoming increasingly important processes as this trend evolves. We believe manufacturers will look to outsource their non-core competency functions to support this modified business model. According to Jupiter Research, U.S. online retail spending will grow to $144 billion in 2010 and the Internet will influence nearly half of total retail sales compared to just 27% in 2005. We believe that companies will continue to strategically plan for the impact that e-commerce and other new technology advancements will have on their traditional commerce business models and their existing technology and infrastructure capabilities.
     Manufacturers, as buyers of materials, are also imposing new business practices and policies on their supplier partners in order to shift the normal supply chain costs and risks associated with inventory ownership away from their own balance sheets. Through techniques like Vendor Managed Inventory or Consigned Inventory Programs (“CIP”), manufacturers are asking their suppliers, as a part of the supplier selection process, to provide capabilities where the manufacturer need not own, or even possess, inventory prior to the exact moment that unit of inventory is required as a raw material component or for shipping to a customer. To be successful for all parties, business models such as these often require a sophisticated collection of technological capabilities that allow for complete integration and collaboration of the information technology environments of both the buyer and supplier. For example, for an inventory unit to arrive at the precise required moment in the manufacturing facility, it is necessary for the Manufacturing Resource Planning systems of the manufacturer to integrate with the CRM systems of the supplier. When hundreds of supplier partners are involved, this process can become quite complex and technologically challenging. Buyers and suppliers are seeking solutions that utilize XML based protocols like BizTalk, RosettaNet and other traditional EDI standards in order to ensure an open systems platform that promotes easier technology integration in these collaborative solutions.
Outsourcing Trend
     In response to growing competitive pressures and technological innovations, we believe many companies, both large and small, are focusing their critical resources on the core competencies of their business and utilizing business process outsourcing to accelerate their business plans in a cost-effective manner and perform non-core business functions. Outsourcing can provide many key benefits, including the ability to:
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
The PFS Solution
     PFS serves as the “brand behind the brand” for companies seeking to increase the efficiencies of all aspects of their supply chain.
     Our value proposition is to become an extension of our clients’ businesses by delivering a superior experience that increases and enhances sales and market growth, customer satisfaction and customer retention. We act as both a virtual and a physical infrastructure for our clients’ businesses. By utilizing our services, our clients are able to:
     Quickly Capitalize on Market Opportunities. Our solutions empower clients to rapidly implement their supply chain and e-commerce strategies and to take advantage of opportunities without lengthy integration and implementation efforts. We have ready built technology and physical infrastructure that is flexible in its design, which facilitates quick integration and implementation. The PFS solution is designed to allow our clients to deliver consistent quality service as transaction volumes grow and also to handle daily and seasonal peak periods. Through our international locations, our clients can sell their products throughout the world.

     Improve the Customer Experience. We enable our clients to provide their customers with a high-touch, positive buying experience thereby maintaining and promoting brand loyalty. Through our use of advanced technology, we can respond directly to customer inquiries by e-mail, voice or data communication and assist them with online ordering and product information. We offer our clients a “world-class” level of service, including 24-hour, seven- day-a-week, Web-enabled customer care service centers, detailed CRM reporting and exceptional order accuracy. We have significant experience in the development of Internet web sites that allows us to recommend features and functions that are easily navigated and understood by our client’s customers. Our technology platform is designed to ensure high levels of reliability and fast response times for our clients’ customers. Because our technology is “world-class,” our clients benefit from being able to offer the latest in customer communication and response conveniences to their customers.
     Minimize Investment and Improve Operating Efficiencies. One of the most significant benefits that outsourcing can provide is the ability to transform fixed costs into variable costs. By eliminating the need to invest in a fixed capital infrastructure, our clients’ costs typically become directly correlated with volume increases or declines. Further, as volume increases drive the demand for greater infrastructure or capacity, we are able to quickly deploy additional resources. We provide services to multiple clients, which enables us to offer our clients economies of scale, and resulting cost efficiency, that they may not have been able to obtain on their own. Additionally, because of the large number of daily transactions we process, we have been able to justify investments in levels of automation, security surveillance, quality control processes and transportation carrier interfaces that are typically outside the scale of investment that our clients might be able to cost justify on their own. These additional capabilities can provide our clients the benefits of enhanced operating performance and efficiency, reduced inventory shrinkage, and expanded customer service options.
     Access a Sophisticated Technology Infrastructure. We provide our clients with ready access to a sophisticated technology infrastructure through our Entente Suite(SM), which is designed to interface seamlessly with their systems. We provide our clients with vital product and customer information that can be immediately available to them on their own systems or through web based graphic user interfaces for use in data mining, analyzing sales and marketing trends, monitoring inventory levels and performing other management functions.
PFS Services
     We offer a comprehensive and integrated set of business infrastructure solutions that are tailored to our clients’ specific needs and enable them to quickly and efficiently implement their supply chain strategies. Our services include:
     Technology Collaboration. We have created the Entente Suite(SM), which illustrates the level of electronic cooperation that is possible when we construct solutions with our clients using this technology service offering. This set of technology services encompasses a wide range of business functions from order processing and inventory reporting to total e-commerce design and implementation. The Entente Suite(SM) comprises five key services— EntenteWeb®, EntenteDirect®, EntenteMessage®, EntenteReport® and EntentePartnerConnect™.
     EntenteWeb® is a one-stop shop for the entire e-commerce process, particularly for companies with unusual needs or specific requests that are not easily met by the typical e-commerce development packages. EntenteWeb® is a service utilizing our revolutionary GlobalMerchant Commerceware™ e-commerce software platform that is particularly focused to enable global commerce strategies with its extensive currency and language functionality. EntenteDirect® provides clients with a real-time, user-friendly interface between their system and our order processing, warehouse management and related functions. Using real-time or batch processes, EntenteMessage® is a file exchange service for clients using our warehousing and distribution facilities. EntenteReport® is a reporting and inquiry service particularly suited to companies that need to put key e-commerce information into the hands of business users, but do not have the IT resources to facilitate the necessary data extraction, manipulation and presentation. EntenteReport® consists of an industry-standard browser-based report writer and a client-customized data warehouse configuration.
     EntentePartnerConnect™ is a data repository and retrieval service for providing our clients with access to comprehensive product and service information across a wide variety of product and service categories. This information is aggregated from multiple sources including PFS business partners such as Etilize that specialize in creating product content in certain categories. We also rely on other relationships and public-domain information sources to supply raw data for this service. Access to this information will be provided through the other Entente Suite(SM) components including web sites created using EntenteWeb® and real-time or batch interfaces available through EntenteDirect® and EntenteMessage®. The first subscriber to the EntentePartnerConnect™ service is our wholly-owned subsidiary eCOST via the eCOST.com web site. The content available for the wide-range of products offered on eCOST.com is provided by EntentePartnerConnect™. The information available from EntentePartnerConnect™ for additional product categories should help eCOST increase revenues through an expanded product offering and potential future product category expansion. EntentePartnerConnect™ will be officially made available to PFS clients during 2007 beginning with clients for which we host web sites using our EntenteWeb® hosted web service and GlobalMerchant Commerceware platform.
     The Entente Suite(SM) operates in an open systems environment and features the use of industry-standard XML, enabling customized e-commerce solutions with minimal changes to a client’s systems or our Enterprise Resource Planning (“ERP”) systems. The result is a faster implementation process. Additionally, by using XML, the Entente Suite(SM) offers companies a more robust electronic information transfer option than text file FTP or EDI, although the text file FTP, EDI and other transfer methods are still supported.
     EntenteWeb® Managed Hosting and Internet Application Development. Our EntenteWeb® service provides a complete e-commerce website solution for our clients. We engage collaboratively with our clients to design, build, host, and manage fully branded, fully customized and fully integrated e-commerce web applications for B2C and B2B channels. As with all major brand name companies, consistency within the brand image is vital; therefore, our web designers create online stores that seamlessly integrate and mirror the exact brand image of our clients.
     We offer a broad range of hosting and support plans that can be tailored to fit the needs of each client. Utilizing IBM’s eServer xSeries servers, Microsoft’s.NET Technologies and our proprietary GlobalMerchant Commerceware platform, we maintain a robust hosting environment for our hosted client web site properties. Additionally, our EntenteWeb® service includes state-of-the-art web analytics via Web Trends OnDemand — Enterprise Edition. This highly advanced and flexible analytics tool delivers the critical e-business information that our clients need to maximize the effectiveness of their online store.
     EntenteWeb® is a complete front-to-back e-commerce service that incorporates components ranging from the look of the user interface to specific business purchasing, warehousing and shipping needs, enabling companies to define in exact terms their desired e-commerce site functionality.
     Order Management. Our order management solutions provide clients with interfaces that allow for real-time information retrieval, including information on inventory, sales orders, shipments, delivery, purchase orders, warehouse receipts, customer history, accounts receivable and credit lines. These solutions are seamlessly integrated with our web-enabled customer contact centers, allowing for the processing of orders through shopping cart, phone, fax, mail, email, web chat, and other order receipt methods. As the information backbone for our total supply chain solution, order management services can be used on a stand-alone basis or in conjunction with our other business infrastructure offerings, including customer contact, financial or distribution services. In addition, for the B2B market, our technology platform provides a variety of order receipt methods that facilitate commerce within various stages of the supply chain. Our systems provide the ability for both our clients and their customers to track the status of orders at any time. Our services are transparent to our clients’ customers and are seamlessly integrated with our clients’ internal systems platforms and web sites. By synchronizing these activities, we can capture and provide critical customer information, including:
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
     International Fulfillment and Distribution Services. An integral part of our solution is the warehousing and distribution of inventory either owned by our clients or owned by us through our master distributor relationships. We currently have approximately 2 million square feet of leased or managed warehouse space domestically and internationally to store and process our and our clients’ inventory. We receive client inventory in our distribution centers, verify shipment accuracy, unpack and audit packages (a process that includes spot-checking a small percentage of the client’s inventory to validate piece counts and check for damages that may have occurred during shipping, loading and unloading). Upon request, we inspect for other damages or defects, which may include checking fabric, stitching and zippers for soft goods, or ‘testing’ power-up capabilities for electronic items. We generally stock for sale within one business day of unloading. On behalf of our clients, we pick, pack and ship their customer orders and can provide customized packaging, inserts and promotional literature for distribution with customer orders. For many clients, we provide gift-wrapping services including customized gift-wrapping paper, ribbon, gift-box and gift-messaging.

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
     In addition to our advanced distribution systems, our pick-to-light carts and conveyor system controls provide real time productivity reporting, thereby providing our management team with the tools to implement productivity standards. Our recently expanded fleet of pick-to-light carts also fully integrates with our Vertical Lift Module (VLM), which is capable of stocking more than two thousand SKUs. This combination of computer-controlled equipment provides the seamless integration of our pick-to-light and mass storage capabilities. This unique combination of technologies ensures high order accuracy for each and every customer order.
     During 2005, we increased our distribution capacity by relocating our primary B2B facility from Memphis, TN to a newly constructed facility in Southaven, MS, containing approximately 366,000 square feet of space. The new Southaven facility has more clear height added cubic space utilization, state-of-the-art lighting that increases the quality and volume of light while reducing energy costs, and certain long-term tax incentives offered by the State of Mississippi. Southaven maintains the same proximity to all modes of transportation compared with our Memphis facilities.
     During 2006 we added an additional facility in Memphis, TN consisting more than 160,000 square feet that is currently being retrofit for new client additions and should become operational during the first half of 2007. This space allows for additional growth.
     During 2006, we warehoused, managed and fulfilled more than $2.7 billion in client merchandise and transactions. Much of this does not represent our revenue, but rather the revenue of our clients’ for which we provided business process outsourcing solutions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
     Based upon our clients’ needs, we are able to take advantage of a variety of shipping and delivery options, which range from next day service to zone skipping to optimize transportation costs. Our facilities and systems are equipped with multi-carrier functionality, allowing us to integrate with all leading package carriers and provide a comprehensive freight and transportation management offering. In addition, an increasingly important function that we provide for our clients is reverse logistics management. We offer a wide array of product return services, including issuing return authorizations, receipt of product, crediting customer accounts, and disposition of returned product.
     Our domestic clients enjoy the benefits of having their inventory assets secured by a network of trained law enforcement professionals, who have developed and continue to operate a world-class security network from our security headquarters in Memphis, TN and Southaven, MS. As part of our services for one of our clients, certain of our security plans and procedures are reviewed and approved by a U.S. federal agency. Continual validation ensures that we employ the latest in security processes and procedures to further enhance our surveillance and detection capabilities. Our security program continues to gain trust and confidence from our clients as we protect their product and assets.
     Facility Operations and Management. Our FOM service offering includes distribution facility design and optimization, business process reengineering and ongoing staffing and management. Along with our operations in Mississippi and Tennessee, we also manage an aircraft parts distribution center in Grapevine, TX on behalf of Raytheon Aircraft Company. Our expertise in supply chain management, logistics and customer-centric fulfillment operations extends through our management of client-owned facilities, resulting in cost reductions, process improvements and technology-driven efficiencies.

     Kitting and Assembly Services. Our expanded kitting and assembly services enable our clients to reduce the time and costs associated with managing multiple suppliers, warehousing hubs, and light manufacturing partners. As a single source provider, we provide clients with the advantage of convenience, accountability and speed. Our comprehensive kitting and assembly services provide a quality one-stop resource for any international channel. Our kitting and assembly services include light assembly, specialized kitting and supplier-consigned inventory hub either in our distribution facilities or co-located elsewhere. We also offer customized light manufacturing and Supplier Relationship Management.
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
     Product Management and Inspection Services. We also operate a coupon management system and product management program. Coupons are managed and activated by a unique serial number that ties the coupon to the individual sales order thus eliminating fraudulent activity. Our capabilities also extend into de-kitting and salvage operations, allowing our clients to reclaim valuable raw materials and components from discontinued or obsolete inventory.
     We operate a test and repair center where we visually inspect items for cosmetic defects. These items are put through rigorous testing that includes: functionality, durability, accessory inspection and packaging. Items that pass the testing are repackaged and resold with a noted exception of “open-box” merchandise. Items that fail the inspection are disassembled and working spare parts are saved for future use in repairs.
     Information Management. We have the ability to communicate with and transfer information to and from our clients through a wide variety of technology services, including real-time data interfaces, file transfer methods and electronic data interchange. Our systems are designed to capture, store and electronically forward to our clients critical information regarding customer inquiries and orders, product shipments, inventory status (for example, levels of inventory on hand, on backorder, on purchase order and inventory due dates to our warehouse), product returns and other information. We maintain for our clients detailed product databases that can be seamlessly integrated with their web sites utilizing the capabilities of the Entente Suite(SM). Our systems are capable of providing our clients with customer inventory and order information for use in analyzing sales and marketing trends and introducing new products. We also offer customized reports and data analyses based upon specific client needs to assist them in their budgeting and business decision process.

     Financial Services. Our financial services are divided into two major areas: 1) billing, credit and collection services for B2B and B2C clients and 2) working capital solutions, where we act as a virtual and physical financial management department to fulfill our clients’ needs.
     We offer secure credit and collections services for both B2B and B2C businesses. Specifically, for B2C clients, we offer secure credit card processing related services for orders made via a client web site or through our customer contact center. We offer manual credit card order review as an additional level of fraud protection. We also calculate sales taxes, goods and services taxes or value added taxes, if applicable, for numerous taxing authorities and on a variety of products. Using third-party leading-edge fraud protection services and risk management systems, we can offer the highest level of security and the lowest level of risk for client transactions.
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
Clients and Marketing
     Our target clients include online retailers as well as leading technology, consumer goods and aviation brands looking to quickly and efficiently implement or enhance business initiatives, adapt their go-to-market strategies, or introduce new products or programs, without the burden of modifying or expanding their technology, customer care, supply chain and logistics infrastructure. Our solutions are applicable to a multitude of industries and company types and we have provided solutions for such companies as:
     International Business Machines (“IBM”) (printer supplies in several geographic areas), Adaptec (computer accessories), the United States Government as a sub-contractor (high-value collectibles), CHiA’SSO (a contemporary home furnishings and decor cataloguer), Xerox (printers and printer supplies), Nokia (cell phone accessories), Roots Canada LTD. (apparel), Hewlett-Packard (printers and computer networking equipment), Flavia (a beverage division of Mars), Raytheon Aircraft Company (FOM and time-definite logistics supporting parts distribution), The Smithsonian Business Ventures (a collectibles cataloger), Fathead (a consumer goods manufacturer), Riverbed Technologies (a wide-area data services provider) and LEGO Brand Retail (a toy manufacturer) amongst many others.
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
Competition
     We face competition from many different sources depending upon the type and range of services requested by a potential client. Many other companies offer one or more of the same services we provide on an individual basis. Our competitors include vertical outsourcers, which are companies that offer a single function solution, such as call centers, public warehouses or credit card processors. We occasionally compete with transportation logistics providers, known in the industry as 3PL’s and 4PL’s (third or fourth party logistics providers), who offer product management functions as an ancillary service to their primary transportation services. We also compete against other business process outsourcing providers, who perform various services similar to our solution offerings.
     In many instances, we compete with the in-house operations of our potential clients themselves. Occasionally, the operations departments of potential clients often believe that they can perform the same services we do, at similar quality levels and costs, while others are reluctant to outsource business functions that involve direct customer contact. We cannot be certain that we will be able to compete successfully against these or other competitors in the future.
     Although many of our competitors offer one or more of our services, we believe our primary competitive advantage is our ability to offer a wide array of customized services that cover a broad spectrum of business processes, including web-site design and hosting, kitting and assembly, order processing and shipment, credit card payment processing and customer service, thereby eliminating any need for our clients to coordinate these services from many different providers. We believe we can differentiate ourselves by offering our clients a very broad range of business process services that address, in many cases, the entire value chain, from demand to delivery.
     We also compete on the basis of many other important additional factors, including:
•	operating performance and reliability;
•	ease of implementation and integration;

•	experience of the people required to successfully and efficiently design and implement solutions;

•	experience operating similar solutions dynamically,

•	leading edge technology capabilities;

•	global reach; and

•	price.
     We believe that we can compete favorably with respect to many of these factors. However, the market for our services is competitive and still evolving, and we may not be able to compete successfully against current and future competitors.
MASTER DISTRIBUTOR SEGMENT
     Our Supplies Distributors subsidiaries act as a master distributor of product for IBM and certain other clients. In this capacity, we purchase and resell for our own account IBM and other manufacturers’ inventory.
     Through Supplies Distributors, we can create and implement client inventory solutions, which may enable manufacturers to remove inventory and receivables from their balance sheets through the use of third party financing. We have years of experience in dealing with the issues related to inventory ownership, secure inventory management, replenishment and product distribution. We can offer prospective clients a management solution for the entire customer relationship, including ownership of inventory and receivables. Through CIP, we utilize technology resources to time the replenishment purchase of inventory with the simultaneous sale of product to the end user. All interfaces are done electronically and almost all processes regarding the financial transactions are automated, creating significant supply chain advantages.
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
     While we recognize product revenue as a result of our inventory ownership through these relationships, operationally this segment is virtually the same as our Business Process Outsourcing Segment. See the preceding discussion for an overview of that segment.
ONLINE DISCOUNT RETAILER SEGMENT
     Through eCOST.com, we operate a leading multi-category online discount retailer of high quality new, close-out and recertified brand-name merchandise. We currently offer approximately 75,000 products in several primary merchandise categories, including computer hardware and software, home electronics, digital imaging, watches and jewelry and cellular/wireless. Additionally, we offer several other categories of products and services, consumer and small business customers through what we believe is a unique and convenient buying experience, offering two shopping formats: every day low price and our proprietary Bargain CountdownTM. This combination of shopping formats helps attract value-conscious customers to our eCOST.com website who are looking for high quality products at low prices. Additionally, we offer a fee-based membership program to develop customer loyalty by providing subscribers exclusive access to preferential offers. We also provide rapid response customer service utilizing a strategically located distribution center and third-party fulfillment providers, as well as customer support from online and on-call sales representatives. We offer suppliers an efficient sales channel for merchandise in all stages of the product life cycle. We carry products from leading manufacturers such as Apple, Canon, Citizen, Denon, Hewlett-Packard, Nikon, Onkyo, Seiko and Toshiba and have access to a broad and deep selection of merchandise, including new and deeply discounted close-out and recertified merchandise.
Our Strengths
     We have developed a differentiated business model, which provides our customers and vendors with numerous benefits. We provide consumers and businesses with quick and convenient access to high quality, new, close-out and recertified brand-name merchandise at discount prices similar to a traditional discount retailer without the stocking limitations and store location constraints. We believe we are unlike many online retailers because we market multiple merchandise categories and product types, serve both small businesses and consumers and offer two ways to purchase products: every day low price and our proprietary Bargain Countdown TM .
     We offer the following key benefits to customers shopping on our website:
•	Broad and deep product selection. We sell high quality products across a broad selection of merchandise categories. Most of the products offered on our website are from well-known, brand-name manufacturers. We currently offer approximately 75,000 different products in several categories. Our product offerings are updated continually to reflect new product trends, keeping our merchandise selection relevant for our customers so they continue to visit our website.

•	Compelling price-to-value proposition. As part of our strategy to appeal to the high frequency value-oriented shopper, we offer low prices on new products and deeper discounts on our assortment of close-out and recertified merchandise. We employ aggressive promotional strategies to provide incentives for our customers to purchase merchandise on our website and build customer loyalty. We also offer a fee-based membership program to reward customer loyalty by providing exclusive access to preferential offers to subscribers.

•	Two shopping formats on our website. We appeal to a broad customer base by offering two shopping formats designed to attract frequent visits to our website: every day low price and our proprietary Bargain Countdown TM . For the shopper who wants new and recently released products from leading manufacturers, we offer discounted merchandise in an every day low price format. For the bargain shopper interested in close-out and recertified merchandise, we market products using our Bargain Countdown TM format which features time- and quantity-limited offers of selected merchandise that are more deeply discounted.

•	Rapid response order fulfillment. We ship substantially all of our customer orders from inventory at our distribution facility located near the FedEx main hub in Memphis, Tennessee. Substantially all orders in stock at the Memphis facility placed before 4:00 p.m. Eastern Time ship the same day and can be delivered at the customer’s request by 10:30 a.m. the next day for most domestic locations. We also utilize virtual warehouse technology to access merchandise that is not in stock at our distribution facility.

•	Responsive customer service and positive shopping experience. We believe that our customer service differentiates the buying experience for our customers. Our experienced team of inbound sales representatives and customer service representatives assist our consumer customers by telephone and e-mail. We also have relationship managers who are assigned to many of our small business customers to service their needs and increase future sales opportunities. Our website contains helpful features such as in-depth product information, inventory levels and order status. In addition, we continually monitor website traffic and order activity and periodically update our website to enhance the shopping experience for our customers.

•	Appealing features for small business customers. We offer our small business customers dedicated relationship managers to provide personalized service to their unique business needs.
We provide manufacturers and other vendors with a convenient channel to sell both large and small quantities of new, close-out and recertified inventory. We offer manufacturers and vendors the following key benefits:
•	Single point of distribution. Manufacturers and other vendors often use separate channels to sell new, recertified and close-out products because most retailers offer products in only one stage of the product life cycle. Through our two shopping formats, we offer manufacturers and other vendors the flexibility to use eCOST.com to sell products in a brand sensitive manner in any stage of the product life cycle. For example, our Bargain Countdown TM capabilities allow our vendors to liquidate smaller, residual quantities of merchandise without disappointing customers due to the limited availability of such products.

•	Efficient distribution and sales channel. Our centralized distribution capability reduces vendor costs in shipping product to us. Our ability to rapidly sell inventory is a benefit to those vendors that offer us protection against price erosion. Our centralized product management and feedback to vendors on product sell-through and inventory position allow vendors to efficiently monitor product movement and placement, eliminating the need for frequent visits by vendor representatives to physical retail locations.

•	Customized manufacturer stores. With our in-house design and merchandising team, we provide manufacturers the opportunity to showcase their full assortment of products and accessories by establishing virtual stores on our website that are specific to individual manufacturers. We believe this allows manufacturers to maximize sales and branding of their products. We promote these manufacturer stores to our customer base through our integrated marketing strategy, including targeted e-mails highlighting a specific manufacturer and its products and directing customers to that manufacturer store on our website.

•	Speed to market for newly released products. We respond rapidly to new product releases from manufacturers through our ability to quickly post and market new products on our website and satisfy immediate customer demand through our rapid response order fulfillment capabilities.
Our Customers
     We focus on consumers and business customers. We believe our consumer customers are savvy, online shoppers, who are brand and price conscious, and interested in new technology. Our business customers include small businesses that we believe are currently underserved by other multi-category online retailers. While our business customer relationship managers focus on sales to small businesses, they also service businesses of all types and sizes. We offer small business customers superior and personalized customer service and new and current, close-out and recertified merchandise at competitive prices.
Our Website
     Our website is comprehensive, easy to use and provides an exciting shopping experience that encourages customer loyalty and repeat visits. We strive to add hundreds of new products to our online product mix weekly. Our website features high-quality product images, detailed product information and manufacturer specifications, as well as highlights of best-selling products and suggested accessories. We continually incorporate new technologies to improve the ease of use of our website.
     Currently, the products available on the every day low price portion of our website are organized into several primary product categories: computer hardware and software, home electronics, digital imaging, watches and jewelry, housewares, DVD movies, video games and cellular/wireless. Additionally, we offer several other categories of products and services through various affiliate relationships. We also offer the same products, if they meet certain criteria, on the proprietary Bargain CountdownTM section of our website. In addition to being able to use keyword searches to locate specific products on our website, customers can browse or search the products available on the every day low price portion of our website by navigating the subcategories contained in our primary product categories and our featured manufacturer product showcases. Products that fall within more than one subcategory on our website are often posted on more than one web page, which we believe increases the visibility of the products and assists the customer in finding desired merchandise.
     Every day low price. Our multi-category merchandise assortment is available in an every day low price retail format. Products are organized by subcategory under each major category tab. Each major category includes informative and shopper-friendly “showcases” organized by manufacturer, new technology, best sellers, seasonal gift guides, and new products. This shopping format features discounted new products and recently released products from leading manufacturers.
     Bargain Countdown tm. Our proprietary Bargain Countdown TM shopping format offers close-out, recertified and highly allocated products in limited quantities for a limited time. Bargain Countdown TM features more than 100 different product offers daily, indicating the quantity of items remaining for the current offer and the time remaining to purchase the product. Based on the popularity of an offer, an animated graphic icon will appear to alert the customer of the item’s current sales velocity. After the offer has expired, the product is removed from Bargain Countdown TM and may no longer be available at the previously deeply discounted price. Our Bargain Countdown TM shopping format encourages repeat visits to our website due to the rapidly changing mix of merchandise, animated graphics, the unique collection of close-out deals and the search for bargains. We also have theme-based Bargain Countdown TM tabs throughout the year, including Holiday Countdown, Watches and Jewelry Countdown, Game of the Year Countdown. Our Clearance Countdown tab is primarily used to liquidate overstocked and excess inventory across all product categories. Our Bargain Countdown Platinum Club format is a version of Bargain Countdown TM and offers exclusive pricing on select merchandise to our fee-based members.
     Other key features of our website include: advanced search, online order status retrieval, online payment, shipping alternatives, online registration for promotions and catalogs and online extended service agreement recommendations.
     As a commitment to our small business customers, they have access to our business customer relationship management team, the ability to set up a customized corporate extranet site with custom pricing and product catalogs, up to net 30-day credit terms for qualified customers, software licensing, computer system configurations, and leasing alternatives.
Our Merchandise
     We strive to offer our customers an expansive selection of varied types of merchandise and currently offer approximately 75,000 products in several primary merchandise categories. While our product offerings change on a regular basis due to product availability and customer demand, we continually offer a wide variety of merchandise.
     Computer hardware and software. Our computer hardware and software product category contains subcategories for computer systems, computer hardware and computer software. In these subcategories customers can find products such as desktop, notebook and handheld computers; servers; personal digital assistants; various hardware including CD and DVD drives and burners, flat screen monitors, color laser printers, scanners and networking equipment and business, education and entertainment software.
     Home electronics. Our home electronics product category contains subcategories for camcorders, DVD players, audio systems, speakers, big screen and plasma televisions, VCR and digital video recorders, portables and accessories. Within these subcategories, customers can find products such as video cameras in popular formats like DVD players; surround sound audio systems; subwoofers, center channel and bookshelf speakers; LCD, plasma and projection screen televisions; digital video recorders that pause, rewind and replay live television; digital music players and a variety of accessories such as cables, remote controls and headphones.
     Digital imaging. Our digital imaging product category contains products including digital still cameras; video cameras and camcorders in MiniDV format; drawing tablets for digital photo editing; digital photo and image editing software and photo printers.
     Watches and jewelry. Our watches and jewelry product category offers customers the ability to shop in subcategories dedicated to watches, jewelry and pens. Within these subcategories, customers can find brand name men’s and women’s watches; gold, silver, platinum and diamond jewelry such as rings, necklaces, pendants, earrings and bracelets and fountain and ballpoint pens.
     Housewares. Our housewares product category is dedicated to household appliances, kitchenware, personal care appliances, home decor and luggage. Within this portion of our website consumers can find products such as traditional household appliances including blenders, toasters and vacuum cleaners; professional quality cookware and gourmet kitchen appliances such as coffee grinders.
     DVD movies. Our DVD movies product category offers consumers an array of new release and classic DVDs in a wide range of genres, including action and adventure; animated; comedy; documentary; drama; family; horror; music video and concerts; musicals and performing arts; mystery and suspense; sci-fi and fantasy; sports and fitness and television.
     Video games. Our video game product category includes hardware and software products based on popular gaming platforms. Within subcategories dedicated to Sony PlayStation, Microsoft Xbox, Nintendo GameCube and PC gaming, customers can find hardware products and accessories, as well as action and adventure, role playing, simulation, sports, strategy and other types of video games.
     Cellular/Wireless. Within our cellular/wireless category, we offer customers select cellular phones and service and a variety of cellular/wireless accessories including batteries, headsets, vehicle adaptors and battery chargers. For the cellular phones and service portion of this category, we have an arrangement with a third party cellular service provider under which we receive commissions for service plans and phones purchased by linking through our eCOST.com website.
     We continually evaluate expanding into additional categories in order to attract new customers and offer a broader variety of merchandise to our existing customers. Categories currently under consideration include books, music, sporting goods/health and fitness and luggage. We also plan to increase our depth in our current categories by adding new subcategories, brands and products and continuing to develop and increase the number of affiliate categories.
Sales and Marketing
     We currently focus our advertising efforts on efficient and effective marketing campaigns aimed at acquiring new customers, encouraging repeat purchases and establishing the eCOST.com brand. Our online prospecting activities may include cost-per-click arrangements that include displaying our products within various price comparison sites and search engines such as CNET, PriceGrabber, Shopping.com and Google, strategic online banner advertising, affinity e-mail programs and participation in various online affiliate marketing programs. From time to time we test other prospecting vehicles including radio and magazine advertising. We send our current customers targeted e-mails focused on new product and category launches, special promotions, and product-related add-on and accessory offers, as well as cooperative manufacturer branding campaigns. We also mail an eCOST.com branded catalog to selected customers.
     We intend to continue to develop our small business customer base. We seek to provide personalized service for these customers and build deeper relationships, which will lead to a growing share of the customer’s overall purchases. We believe small business customers respond favorably to a one-to-one relationship model with personalized, well-trained, relationship managers. By contacting existing business customers on a systematic basis, we believe we have the opportunity to increase overall sales to those customers. We also offer our business customers multiple payment options including leasing and up to net 30-day credit terms for qualified customers. High volume customers may also qualify for special volume pricing.
Vendors
     We purchase products for resale both directly from manufacturers and indirectly through distributors and other sources, all of whom we consider our vendors. We provide vendors with a convenient channel to sell both large and small quantities of new, closeout and recertified inventory. We offer significant advantages for vendors, including a single point of distribution, efficient channel relationships, customized manufacturer stores and speedy release of their newest merchandise. Our vendors provide us with brand name new and current products, close-out models and manufacturer recertified products. We also have arrangements with third-party providers through which we receive commissions for products in certain categories, such as cellular phones and service, as well as other marketing and promotional services generated through our eCOST.com website.
     We offer products on our website from more than 1,000 third-party vendors. In general, we agree to offer products on our website and the manufacturers agree to provide us with information about their products and honor our customer service policies. We have established direct vendor relationships with many key suppliers and intend to continue to seek direct relationships with vendors and suppliers.
Competition
     The market for our products is intensely competitive, rapidly evolving and has relatively low barriers to entry. New competitors can launch new websites at relatively low cost. We believe that competition in our market is based predominantly on:
•	price;

•	product selection, quality and availability;

•	shopping convenience;

•	customer service; and

•	brand recognition.
     We currently or potentially compete with a variety of companies that can be divided into several broad categories:
•	other multi-category online retailers and liquidation e-tailers;

•	online discount retailers of computer and consumer electronics merchandise such as Buy.com, NewEgg and TigerDirect;

•	consumer electronics and office supply superstores such as Best Buy, Circuit City, CompUSA, Office Depot, OfficeMax and Staples; and

•	manufacturers such as Apple, Dell, Gateway, Hewlett-Packard and IBM, who sell directly to customers.

     Our largest manufacturers have sold, and continue to intensify their efforts to sell, their products directly to customers. To the extent additional manufacturers adopt this selling format or this trend becomes more prevalent, it could adversely affect our sales growth and profitability.
Intellectual Property
     We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates and others to establish and protect our proprietary rights. Despite these precautions, it is possible that third parties may copy or otherwise obtain and use our intellectual property, including our domain names, without authorization. Although we regularly assert our intellectual property rights when we learn that they are being infringed, these claims can be time-consuming and may require litigation and/or administrative proceedings to be successful. We have five trademarks and/or service marks that we consider to be material to the successful operation of our business: eCOST®, eCOST.com®, eCOST.com Your Online Discount Superstore!™, Bargain Countdown® and Bargain Countdown Platinum Club™. We currently use all of these marks in connection with telephone, mail order, catalog, and online retail services. We have registrations in the United States for eCOST®, eCOST.com® and Bargain Countdown® for online retail order services. We have pending United States applications for eCOST™, eCOST.com™, eCOST.com Your Online Discount Superstore!™ and Bargain Countdown Platinum Club™. We have registrations in Canada and in the United Kingdom for eCOST®, eCOST.com®, and Bargain Countdown®. We own an additional registration in the United Kingdom for eCOST.com Your Online Discount Superstore!®. Additionally, we own two pending applications in Canada for Bargain Countdown Platinum Club™, and eCOST.com Your Online Discount Superstore!™. In the event that our applications are not granted, we may not be able to obtain protection for our trademarks and/or service marks with the Trademark Offices in the United States and in Canada. We would still have common law rights in and to our marks based on use of the marks in these respective territories.
     We have filed an application with the U.S. Patent and Trademark Office seeking patent protection for our proprietary Bargain Countdown® technology. We cannot provide any assurance that a patent will be issued from this patent application. In addition, effective patent and trademark protection may not be available or may not be sought by us in every country in which our products and services are made available online, including the United States.
     From time to time, we may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by our company. Third parties have asserted, and may in the future assert, that our business or the technologies we use infringe their intellectual property rights. We may be subject to intellectual property legal proceedings and claims in the ordinary course of our business. We cannot predict whether third parties will assert additional claims of infringement against us in the future, or whether any future claims will prevent us from offering popular products or operating our business as planned.
ALL BUSINESS SEGMENTS
Technology
     We maintain advanced management information systems and have automated key business functions using online, real-time or batch systems. These systems enable us to provide information concerning sales, inventory status, customer payments and other operations that are essential for us and our clients to efficiently manage electronic commerce and supply chain business programs. Our systems are designed to scale rapidly to handle the transaction processing demands of our clients and our growth.
     We employ technology from a selected group of partners, some of whom are also our clients. For example, we deploy IBM e-servers and network printers in appropriate models to run web site functions as well as order management and distribution functions. We utilize Avaya Communication for telephone switch and call center management functions and to interact with customers via voice, e-mail or chat. Avaya Communication technology also allows us to share web pages between customers and our service representatives. We have the ability to transmit and receive voice, data and video simultaneously on a single network connection to a customer to more effectively serve that customer for our client. Clients’ interest in using this technology stems from its ability to allow shoppers to consult with known experts in a way that the customer chooses prior to purchasing. Our sophisticated computer-telephony integration has been accomplished by combining systems software from IBM and Avaya Communication together with our own application development. We use AT&T for our private enterprise network and long distance carrier. We use Oracle’s J.D. Edwards as the software provider for the primary ERP applications that we use in our operational areas and financial areas. We use Ecometry as the software provider for the primary multi-channel direct marketing application we deploy for our catalog and direct marketing clients. We use Dematic/Rapistan Materials Handling Automation for our automated order selection, automated conveyor and “pick-to-light” (inventory retrieval) systems, and Symbol Technologies/Telxon for our warehouse radio frequency applications. Our Warehouse Management System (“WMS”) and Distribution Requirements Planning (“DRP”) system have been developed in-house to meet the varied unique requirements of our vertical markets. Both the WMS and DRP are tightly integrated to both the North American and European deployments of our J.D. Edwards’ system.
     Many internal infrastructures are not sufficient to support the explosive growth in e-business, e-marketplaces, supply chain compression, distribution channel realignment and the corresponding demand for real-time information necessary for strategic decision-making and product fulfillment. To address this need, we have created the Entente Suite(SM), which is a comprehensive suite of technology services, with supporting software and hardware infrastructure, that enables companies with little or no e-commerce infrastructure to speed their time to market and minimize resource investment and risk, and allows all companies involved to improve the efficiency of their supply chain. The Entente Suite(SM) is comprised of five distinct service offerings — EntenteWeb®, EntenteDirect®, EntenteMessage® and, and EntenteReport® and EntentePartnerConnect™ — that can stand alone or be combined for a fully customized e-commerce solution depending on the level of direct involvement a company wants to maintain in their e-commerce initiative.
     The components of the Entente Suite(SM) provide the open platform service infrastructure that allows us to create complete e-commerce solutions. Using the various services of the Entente Suite(SM), we can assist our clients in easily integrating their web sites or ERP systems to our systems for real-time transaction processing without regard for their hardware platform or operating system. This high-level of systems integration allows our clients to automatically process orders, customer data and other e-commerce information. We also can track information sent to us by the client as it moves through our systems in the same manner a carrier would track a package throughout the delivery process. Our systems enable us to track, at a detailed level, information received, transmission timing, any errors or special processing required and information sent back to the client. The transactional and management information contained within our systems is made available to the client quickly and easily through the Entente Suite(SM).
     The Entente Suite(SM) serves as a transparent interface to our back-office productivity applications including our customized J.D. Edwards order management and fulfillment application and our Ecometry multi-channel direct marketing application that runs on IBM’s e-Server xSeries servers. It also is designed to integrate with marketplace technologies offered by major marketplace software companies. We utilize Gentran Integration Suite™ (“GIS”) as our technology platform for Enterprise Application Integration with our clients and client’s trading partners. With GIS, we have greatly increased our ability to quickly design and deploy customized B2B e-commerce solutions for our clients by utilizing a robust business process modeling tool and a highly scalable operating infrastructure. This platform facilitates the efficient and secure exchange of electronic business transactions/documents in a wide variety of formats (i.e. XML, X.12 EDI, delimited text, IDOCS, RosettaNet) and communication protocols (i.e. FTP/SFTP, AS2/HTTP/HTTPS, AS1 SMTP).
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

     Our information technology operations and infrastructure are built on the premise of reliability and scalability. We maintain diesel generators and un-interruptible power supply equipment to provide constant availability to computer rooms, call centers and warehouses. Multiple Internet service providers and redundant web servers provide for a high degree of availability to web sites that interface with our systems. Capacity planning and upgrading is performed regularly to allow for quick implementation of new clients and avoid time-consuming infrastructure upgrades that could slow growth rates. We also have a Disaster Recovery Plan that provides geographically separated and comparably equipped data centers, in the event of a disastrous situations and be able to recover in a reasonable and effective manner.
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
     In alignment with these strategies, we completed a merger with eCOST on February 1, 2006. We believe the merger will provide substantial strategic benefits by combining eCOST’s supplier relationships, customer base and e-commerce platform with our advanced technology and operational infrastructure thereby providing our combined company with the enhanced ability to expand its market share in the fast growing web commerce market.
     The successful balance of the execution of these fundamental strategies over the next year is targeted to result in the formation of a solid strategic and financial foundation and provide us a sustainable and profitable business model for the future.
     See “Risk Factors” for a complete discussion of risk factors related to our ability to achieve our objectives and fulfill our business strategies.
Employees
     As of December 31, 2006, we had approximately 1,200 employees, of which approximately 1,100 were located in the United States. We have never suffered an interruption of business as a result of a labor dispute. We consider our relationship with our employees to be good. In the U.S. and Canada, we are not a party to any collective bargaining agreements and while our European subsidiaries are not a party to a collective-bargaining agreement, they are required to comply with the rules mentioned in collective bargaining agreements agreed upon by representatives of their industry (logistics) and unions.
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
     The Company’s Compensation Committee recently adopted a management bonus plan pursuant to our 2005 Employee Stock and Incentive Plan. Under the terms of the bonus plan, cash bonuses, if any, will be awarded to the Chief Executive Officer and other executive officers, officers and senior management based on, and subject to, the achievement of the following performance goal. The performance goal shall be for us to exceed, on a quarterly basis, the corresponding projected quarterly net income contained in our annual budget (or, in case of a budgeted net loss, to reduce the net loss below the budgeted net loss) (the “Over Budget Amount”). The Over Budget Amount will be determined by the Committee on a quarter-by-quarter basis.
     The total bonus amount for each quarter shall be equal to the sum of (i) an amount to be determined by the Committee for such quarter, but not to exceed the lesser of (x) $250,000 or (y) the Over Budget Amount and (ii) if and to the extent the Over Budget Amount exceeds $250,000, ten percent (10%) of such excess.
     Following the end of each quarter, the Committee will grant cash bonuses in an aggregate amount to be determined by it, but not to exceed the total bonus amount for such immediately preceding quarter, to the Chief Executive Officer and other executive officers, officers and senior management based on the Committee’s determination of the relative contribution of each such person.
Internet Access to Reports
     We maintain an Internet website, www.pfsweb.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K (and amendments, if any, to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934) are made available, free of charge, through the investor relations section of this website as soon as reasonably practicable after we electronically file such material, or furnish it to the Securities and Exchange Commission. The information on this website is not incorporated in this report. We also maintain an Internet website for our online discount retailer, www.ecost.com.
Government Regulation
     We are subject to federal, state, local and foreign consumer protection laws, including laws protecting the privacy of our customers’ personally identifiable information and other non-public information and regulations prohibiting unfair and deceptive trade practices. Furthermore, the growth and demand for online commerce has and may continue to result in more stringent consumer protection laws that impose additional compliance burdens and greater penalties on online companies. Moreover, there is a trend toward regulations requiring companies to provide consumers with greater information regarding, and greater control over, how their personal data is used, and requiring notification where unauthorized access to such data occurs. For example, California law currently requires us to notify each of our California customers who is affected by any data security breach in which an unauthorized person, such as a computer hacker, obtains such customer’s social security number, driver’s license number or California Identification Card number, account number, credit or debit card number, in combination with any required security code, access code, or password that would permit access to a customer’s account. In addition, several jurisdictions, including foreign countries, have adopted privacy-related laws that restrict or prohibit unsolicited email promotions, commonly known as “spam,” and that impose significant monetary and other penalties for violations. One such law, the “CAN-SPAM” Act of 2003, became effective in the United States on January 1, 2004 and imposes complex, burdensome and often ambiguous requirements in connection with our sending commercial email to our customers and potential customers. Moreover, in an effort to comply with these laws, Internet service providers may increasingly block legitimate marketing emails. These consumer protection laws may become more stringent in the future and could result in substantial compliance costs and could interfere with the conduct of our business.
     We collect sales or other similar taxes for shipments of goods in certain states. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us and other out-of-state companies that engage in online commerce. If sales tax obligations are successfully imposed upon us by a state or other jurisdiction, we could be exposed to substantial tax liabilities for past sales and fines and penalties for failure to collect sales taxes and we could suffer decreased sales in that state or jurisdiction as the effective cost of purchasing goods from us increases for those residing in that state or jurisdiction.
     In many states, there is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services. These issues may take years to resolve. For example, tax authorities in a number of states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes or regulatory restrictions on our business. These taxes could have an adverse effect on our cash flows and results of operations. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.
RISK FACTORS
     Our business, financial condition and operating results could be adversely affected by any of the following factors, in which event the trading price of our common stock could decline, and you could lose part or all of your investment.
Risks Related to All Our Business Segments
Certain of our historical financial information may not be representative of our future results.
     The financial information for the periods prior to October 1, 2002 included in this Form 10-K reflect our then agreements with IBM and Supplies Distributors, as a master distributor of certain IBM products and our then 49% owned subsidiary. Under this agreement, Supplies Distributors owned and distributed the IBM product and we provided transaction management and fulfillment services to Supplies Distributors. Under this agreement, we did not own the IBM product and our revenue was service fee revenue (based on product sales volume or other transaction based pricing) and not product revenue.
     In October 2002, we acquired the remaining 51% ownership interest in Supplies Distributors and we now consolidate 100% of Supplies Distributors’ financial position and results of operations into our consolidated financial statements. Upon consolidation, effective October 1, 2002, we own the IBM product and record product revenue as the product is sold to IBM customers.
     In addition, effective February 1, 2006, we now consolidate eCOST.com’s financial position and results of our operations into our consolidated financial statements.
     As a result of reflecting revenue earned under the master distributor agreements as product revenue in certain historical periods and as service fee revenue in others, as well as our acquisition of eCOST, our historical results of operations may not be indicative of our future operating or financial performance.
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
     We prepare our financial statements to conform to generally accepted accounting principles, or GAAP. GAAP is subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions that were completed before a change is announced. Accounting rules affecting many aspects of our business, including rules relating to accounting for asset impairments, revenue recognition, arrangements involving multiple deliverables, employee stock purchase plans and stock option grants, have recently been revised or are currently under review. Changes to those rules or current interpretation of those rules may have a material adverse effect on our reported financial results or on the way we conduct our business.
We operate with significant levels of indebtedness and are required to comply with certain financial and non-financial covenants; we are required to maintain a minimum level of subordinated loans to our subsidiary Supplies Distributors; and we have guaranteed certain indebtedness and obligations of our subsidiaries Supplies Distributors and eCOST.
     As of December 31, 2006, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of IBM product inventory, was approximately $70.6 million. Certain of the credit facilities have maturity dates in calendar year 2008 or after, but are classified as current liabilities in our consolidated financial statements. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. Any non-renewal or any default under any of our credit facilities would have a material adverse impact upon our business and financial condition. In addition we have provided $6.5 million of subordinated indebtedness to Supplies Distributors, the minimum level required under certain credit facilities as of December 31, 2006. The maximum level of this subordinated indebtedness to Supplies Distributors that may be provided without approval from our lenders is $8.0 million. The restrictions on increasing this amount without lender approval may limit our ability to comply with certain loan covenants or further grow and develop Supplies Distributors’ business. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so. We have also guaranteed eCOST’s $7.5 million credit line with Wachovia, as well as certain of its vendor trade payables. We currently expect that it may be necessary to provide additional guarantees of certain eCOST vendor trade payables in the future.
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
     We currently operate a 150,000 square foot distribution center in Liege, Belgium and a 22,000 square foot distribution center in Markham, Canada, near Eastern Toronto, both of which currently have excess capacity. We recently opened a 6,500 square foot facility in the Philippines to provide call center and customer service functions. We cannot assure you that we will be successful in expanding in these or any additional international markets. In addition to the uncertainty regarding our ability to generate revenue from foreign operations and expand our international presence, there are risks inherent in doing business internationally, including:
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
     We have begun a process to document and evaluate our internal controls over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. Based on the current requirements, and our current public float, we were not required to comply with Section 404 as of December 31, 2006. We are currently subject to the management assessment portion of Section 404 for the year ending December 31, 2007, but we are not subject to the requirement to obtain a report by our independent auditors opining on these assessments. Under current law, we will be subject to the independent auditor requirement for the year ending December 31, 2008. In this regard, our management has been dedicating internal resources, has engaged outside consultants and has begun to develop a detailed work plan to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, and (iii) validate through testing that controls are functioning as documented. If we fail to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fail to prevent fraud, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.
Delivery of our and our clients’ products could be delayed or disrupted by factors beyond our control, and we could lose customers and clients as a result.
     We rely upon third party carriers for timely delivery of our and our clients’ product shipments. As a result, we are subject to carrier disruptions and increased costs due to factors that are beyond our control, including employee strikes, inclement weather and increased fuel costs. Any failure to deliver products to our and our clients’ customers in a timely and accurate manner may damage our reputation and brand and could cause us to lose customers and clients. We cannot be sure that our relationships with third party carriers will continue on terms favorable to us, if at all. If our relationship with any of these third party carriers is terminated or impaired or if any of these third parties is unable to deliver products, we would be required to use alternative carriers for the shipment of our and our clients’ products to customers. We may be unable to engage alternative carriers on a timely basis or on favorable terms, if at all. Potential adverse consequences include:
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
We are subject to a dispute with a municipal authority, which, if not resolved in our favor, may materially adversely affect our results of operations.
     We receive municipal tax abatements in certain locations. During 2004 we received notice from a municipal authority that we did not satisfy certain criteria necessary to maintain the abatements. In December 2006 we received notice that the municipal authority planned to make an adjustment to our tax abatement. We plan to dispute the adjustment, but if the dispute is not resolved favorably, additional taxes of approximately $1.5 million could be assessed against us through December 31, 2006.
Risks Related to Our PFS and Supplies Distributors Operating Segments
Our service fee revenue and gross margin is dependent upon our clients’ business and transaction volumes and our costs; many of our client service agreements are terminable by the client at will; we may incur financial penalties if we fail to meet contractual service levels under certain client service agreements.
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
     For the year ended December 31, 2006 and 2005, a prime contractor (for whom we are a subcontractor) to a U.S. government agency (for whom we are a subcontractor), a consumer products company and Xerox Corporation represented approximately 23%, 19% and 12%, respectively, and approximately 27%, 16% and 12%, respectively of our total service fee revenue, net of pass-through revenue. The loss of, or non-payment of invoices by, any or all of such clients would have a material adverse effect upon our business. In particular, the agreement under which we provide services to such clients are terminable at will upon notice by such clients.
     A substantial portion of our Supplies Distributors product revenue was generated by sales of product purchased under master distributor agreements with the Printing System Division of IBM and is dependent on IBM’s business and the continuing market for IBM products. In January 2007, IBM and Ricoh announced the planned formation of a joint venture company based on IBM’s Printing Systems Division. If finalized, upon closing of the agreement, Ricoh will initially acquire 51% of the joint venture, which will be called InfoPrint Solutions Company, and will progressively acquire the remaining 49% over the next three years. The newly formed joint venture company is expected to eventually become a fully owned subsidiary of Ricoh. No assurance can be given that InfoPrint Solutions Company will continue the master distributor agreements with Supplies Distributors. A termination of this relationship or a decline in customer demand for these products will have a material adverse effect on Supplies Distributors’ business.
     Sales by Supplies Distributors to one customer accounted for approximately 11% of Supplies Distributors’ total product revenue for the year ended December 31, 2006. Sales to three customers accounted for approximately 37% of Supplies Distributors’ product revenues for the year ended December 31, 2005. The loss of any one or more of such customers, or non-payment of any material amount by these or any other customer, would have a material adverse effect upon Supplies Distributors’ business.
Our operating results are materially impacted by our client mix and the seasonality of their business.
     Our business is materially impacted by our client mix and the seasonality of their business. Based upon our current client mix and their current projected business volumes, we anticipate our service fee revenue business activity will be at its lowest in the first quarter of our fiscal year and that our master distributor product revenue business activity will be at its highest in the fourth quarter of our fiscal year. We believe results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year. We are unable to predict how the seasonality of future clients’ business may affect our quarterly revenue and whether the seasonality may change due to modifications to a client’s business. As such, we believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.
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
Risks Related to our Merger with eCOST
We may fail to realize the anticipated synergies, cost savings, growth opportunities and other benefits expected from the merger.
     We entered into a merger with eCOST with the expectation that the merger will result in synergies, cost savings, growth opportunities and other benefits to the combined company. However, there can be no assurance that we will realize any of these anticipated benefits. The combination of our businesses may not result in combined financial performance that is better than what our company would have achieved independently if the merger had not occurred.

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
eCOST may be liable to PC Mall for taxes arising as a result of the merger.
     In connection with the consummation of the merger, eCOST received a written opinion from its legal counsel to the effect that the merger should not cause Section 355(e) of the Internal Revenue Code to apply to the April 2005 spin-off of eCOST from its former parent, PC Mall. Such opinion was based on certain factual representations made by PC Mall and eCOST and certain factual and legal assumptions made by eCOST’s legal counsel. Such opinion represented such legal counsel’s best judgment regarding the application of the U.S. federal income tax laws, but is not binding on the IRS or the courts. No assurance can be given that the IRS will not assert a contrary position or that any such contrary position would not be sustained by a court. If the merger does cause Section 355(e) to apply to the April 2005 spin-off of eCOST from PC Mall, eCOST will be liable to PC Mall for any resulting tax-related liabilities.
Risks Related to eCOST, our Online Discount Retailer Segment
We may not be able to achieve or maintain profitability.
     We have incurred continuing operating losses and may not be able to achieve or maintain profitability on a quarterly or annual basis. Our ability to achieve or maintain profitability depends on a number of factors, including our ability to:
•	increase sales;

•	maintain and expand vendor relationships;

•	obtain additional and increase existing trade credit with key suppliers;

•	generate sufficient gross profit; and

•	control costs and generate the expected synergies applicable to the merger.
We need additional financing and may not be able to obtain additional financing on favorable terms or at all, which could increase our costs and limit our ability to grow.
     We need to obtain additional financing and there can be no assurance that we will be able to obtain additional financing on commercially reasonable terms or at all. Our failure to obtain additional financing or our inability to obtain financing on acceptable terms will materially adversely affect our ability to achieve profitability and grow our business.
Our operating results are difficult to predict.
     Our operating results have fluctuated in the past and are likely to vary significantly in the future based upon a number of factors, many of which we cannot control. We operate in a highly dynamic industry and future results could be subject to significant fluctuations. Revenue and expenses in future periods may be greater or less than revenue and expenses in the immediately preceding period or in the comparable period of the prior year. Therefore, period-to-period comparisons of our operating results are not necessarily a good indication of our future performance. Some of the factors that could cause our operating results to fluctuate include:

•	price competition that results in lower sales volumes, lower profit margins, or net losses;

•	our ability to prevent credit card fraud and reduce chargeback activity;

•	the amount, timing and impact of advertising and marketing costs;

•	our ability to successfully implement new technologies or software systems;

•	our ability to obtain sufficient financing;

•	changes in the number of visitors to the out website or our inability to convert those visitors into customers;

•	technical difficulties, including system or Internet failures;

•	fluctuations in the demand for our products or overstocking or under-stocking of products;

•	fluctuations in revenues and shipping costs, particularly during the holiday season;

•	economic conditions generally or economic conditions specific to the Internet, online commerce, the retail industry or the mail order industry;

•	changes in the mix of products that we sell; and

•	fluctuations in levels of inventory theft, damage or obsolescence.
The failure to improve our financial and operating performance may result in a failure to comply with our financial covenants.
     In the event we are unable to increase our revenue and/or gross profit from our present levels and do not achieve a sufficient level of operating efficiencies, we may fail to comply with one or more of the financial covenants required under our working capital line of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and payment under the parent guaranty.
If we fail to accurately predict our inventory risk, our margins may decline as a result of write-downs of our inventory due to lower prices obtained for older or obsolete products.
     Some of the products we sell on our website are characterized by rapid technological change, obsolescence and price erosion (for example, computer hardware, software and consumer electronics), and because we may sometimes stock large quantities of particular types of inventory, inventory reserves may be required or may subsequently prove insufficient, and additional inventory write-downs may be required.
Increased product returns or a failure to accurately predict product returns could decrease our revenues and impact profitability.
     We make allowances for product returns based on historical return rates. We are responsible for returns of certain products ordered through our website from our distribution center as well as products that are shipped to our customers directly from our vendors. If our actual product returns significantly exceed our allowances for returns, especially as we expand into new product categories, our revenues and profitability could decrease. In addition, because our allowances are based on historical return rates, the introduction of new merchandise categories, new products, changes in our product mix, or other factors may cause actual returns to exceed return allowances, perhaps significantly. In addition, any policies intended to reduce the number of product returns may result in customer dissatisfaction, increased credit card chargeback activity and fewer repeat customers.
Our ability to offer a broad selection of products at competitive prices is dependent on our ability to maintain existing and build new relationships with manufacturers and vendors. We do not have long-term agreements with our manufacturers or vendors and some of our manufacturers and vendors compete directly with us.
     We purchase products for resale both directly from manufacturers and indirectly through distributors and other sources, all of whom we consider our vendors. We have historically offered products on our website from more than 1,000 third-party manufacturers. We do not have any long-term agreements with any of these vendors. Any agreements with vendors governing our purchase of products are generally terminable by either party upon 30 days’ notice or less. In general, we agree to offer products on our website and the vendors agree to provide us with information about their products and honor our customer service policies. If we do not maintain relationships with vendors on acceptable terms, including favorable product pricing and vendor consideration, we may not be able to offer a broad selection of products or continue to offer products at competitive prices, and customers may choose not to shop at our website. In addition, some vendors may decide not to offer particular products for sale on the Internet, and others may avoid offering their new products to retailers like us who offer a mix of close-out and recertified products in addition to new products. From time to time, vendors may terminate our right to sell some or all of our products, change the applicable terms and conditions of sale or reduce or discontinue the incentives or vendor consideration that they offer. Any such termination or the implementation of such changes could have a negative impact on our operating results. Additionally, some products are subject to manufacturer or distributor allocation, which limits the number of units of those products that are available to us and other resellers.
     In particular, our business is dependent on sales of Hewlett Packard (HP) and HP-related products, which represented approximately 33% of net sales in 2006, 28% in 2005 and 27% in 2004. If our ability to purchase direct from HP is terminated or restricted, or if the demand for HP and HP-related products declines, our business will be materially adversely affected.
We are dependent on the success of our advertising and marketing efforts, which are costly and may not achieve desired results, and on our ability to attract customers on cost-effective terms.
     Our revenues depend on our ability to advertise and market our products effectively. Increases in the costs of advertising and marketing, including costs of online advertising, paper and postage costs, costs and fees of third-party service providers and the costs of complying with applicable regulations, may limit our ability to advertise and market our business without impacting our profitability. If our advertising and marketing efforts prove ineffective or do not produce a sufficient level of sales to cover their costs, or if we decrease our advertising or marketing activities due to increased costs, restrictions enacted by regulatory agencies or for any other reason, our revenues and profit margins may decrease. Our success depends on our ability to attract customers on cost-effective terms. We have relationships with online services, search engines, shopping engines, directories and other websites and e-commerce businesses through which we provide advertising banners and other links that direct customers to our website. We expect to rely on these relationships as significant sources of traffic to our website and to generate new customers. If we are unable to develop or maintain these relationships on acceptable terms, our ability to attract new customers on a cost-effective basis could be harmed. In addition, certain of our existing online marketing agreements require us to pay fixed placement fees or fees for directing visits to our eCOST website, neither of which may convert into sales.
Because we experience seasonal fluctuations in our revenues, our quarterly results may fluctuate.
     Our business is moderately seasonal, reflecting the general pattern of peak sales for the retail industry during the holiday shopping season. Typically, a larger portion of our revenues occur during the first and fourth fiscal quarters. We believe that our historical revenue growth makes it difficult to predict the effect of seasonality on our future revenues and results of operations. In anticipation of increased sales activity during the first and fourth quarter, we incur additional expenses, including higher inventory and staffing costs. If sales for the first and fourth quarter do not meet anticipated levels, then increased expenses may not be offset which could decrease our profitability. If we were to experience lower than expected sales during its first or fourth quarter, for any reason, it would decrease our profitability.
Our business may be harmed by fraudulent activities on our website.
     We have received in the past, and anticipate that we will receive in the future, communications from customers due to purported fraudulent activities on our eCOST website. Negative publicity generated as a result of fraudulent conduct by third parties could damage our reputation and diminish the value of our brand name. Fraudulent activities on our eCOST website could also subject us to losses. We expect to continue to receive requests from customers for reimbursement due to purportedly fraudulent activities or threats of legal action if no reimbursement is made.
If we do not successfully expand our eCOST website and processing systems to accommodate higher levels of traffic and changing customer demands, we could lose customers and our revenues could decline.
     To remain competitive, we must continue to enhance and improve the functionality and features of our website. If we fail to upgrade our website in a timely manner to accommodate higher volumes of traffic, our website performance could suffer and we may lose customers. The Internet and the e-commerce industry are subject to rapid technological change. If competitors introduce new features and website enhancements embodying new technologies, or if new industry standards and practices emerge, our existing eCOST website and systems may become obsolete or unattractive. Developing our eCOST website and other systems entails significant technical and business risks. We may face material delays in introducing new services, products and enhancements. If this happens, customers may forgo the use of our eCOST website and use those of our competitors. We may use new technologies ineffectively, or we may fail to adapt our website, transaction processing systems and computer network to meet customer requirements or emerging industry standards.
If we fail to successfully expand our merchandise categories and product offerings in a cost-effective and timely manner, our reputation and the value of our new and existing brands could be harmed, customer demand for our products could decline and our profit margins could decrease.
     We have generated the substantial majority of our revenues during the past five years from the sale of computer hardware, software and accessories and consumer electronics products. We launched several new product categories, including digital imaging, watches and jewelry, housewares, DVD movies, video games and cellular/wireless. While our merchandising platform has been incorporated into and tested in the online computer and consumer electronics retail markets, we cannot predict with certainty whether it can be successfully applied to other product categories. In addition, expansion of our business strategy into new product categories may require us to incur significant marketing expenses, develop relationships with new vendors and comply with new regulations. We may lack the necessary expertise in a new product category to realize the expected benefits of that new category. These requirements could strain managerial, financial and operational resources. Additional challenges that may affect our ability to expand into new product categories include our ability to:
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
     We cannot be certain that we will be able to successfully address any or all of these challenges in a manner that will enable us to expand our business into new product categories in a cost-effective or timely manner. If our new categories of products or services are not received favorably, or if our suppliers fail to meet our customers’ expectations, our results of operations would suffer and our reputation and the value of the applicable new brand and other brands could be damaged. The lack of market acceptance of our new product categories or inability to generate satisfactory revenues from any expanded product categories to offset our cost could harm our business.
Credit card fraud could materially adversely affect our business.
     We do not currently carry insurance against the risk of credit card fraud, so the failure to adequately control fraudulent credit card transactions could reduce our revenues and gross margin. We may suffer losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions because we did not obtain a cardholder’s signature. If we are unable to detect or control credit card fraud, or if credit card companies require more burdensome terms, refuse to accept credit card charges or assess financial penalties, our business could be materially adversely affected.
If we are unable to provide satisfactory customer service, we could lose customers.
     Our ability to provide satisfactory levels of customer service depends, to a large degree, on the efficient and uninterrupted operation of our customer service operations. Any material disruption or slowdown in our order processing systems resulting from labor disputes, telephone or Internet failures, power or service outages, natural disasters or other events could make it difficult or impossible to provide adequate customer service and support. If we are unable to continually provide adequate staffing and training for our customer service operations, our reputation could be seriously harmed and we could lose customers. Because our success depends in large part on keeping our customers satisfied, any failure to provide high levels of customer service would likely impair our reputation and decrease our revenues.
We may not be able to compete successfully against existing or future competitors.
     The market for online sales of the products we offer is intensely competitive and rapidly evolving. We principally compete with a variety of online retailers, specialty retailers and other businesses that offer products similar to or the same as our products. Increased competition is likely to result in price reductions, reduced revenue and gross margins and loss of market share. We expect competition to intensify in the future because current and new competitors can enter the market with little difficulty and can launch new websites at a relatively low cost. In addition, some of our product vendors have sold, and continue to intensify their efforts to sell, their products directly to customers. We currently or potentially compete with a variety of businesses, including:
•	other multi-category online retailers and liquidation e-tailers;

•	online discount retailers of computer and consumer electronics merchandise such as Buy.com, NewEgg and TigerDirect;

•	consumer electronics and office supply superstores such as Best Buy, Circuit City, CompUSA, Office Depot, OfficeMax and Staples; and

•	manufacturers such as Apple, Dell, Gateway, Hewlett-Packard and IBM, that sell directly to customers.
Many of the current and potential competitors described above have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. In addition, online retailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. Some of our competitors may be able to secure products from manufacturers or vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than we are able to.
If the protection of our trademarks and proprietary rights is inadequate, our eCOST brand and reputation could be impaired and we could lose customers.
     We have five trademarks and/or service marks that we consider to be material to the successful operation of our business: eCOST®, eCOST.com®, eCOST.com Your Online Discount Superstore!™, Bargain Countdown® and Bargain Countdown Platinum Club™. We currently use all of these marks in connection with telephone, mail order, catalog, and online retail services. We also have several additional pending trademark applications. We rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, consultants, suppliers and others to protect our proprietary rights. Our applications may not be granted, and we may not be able to secure significant protection for our service marks or trademarks. Our competitors or others could adopt trademarks or service marks similar to our marks, or try to prevent us from using our marks, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Any claim by another party against us for customer confusion caused by use of our trademarks or service marks, or our failure to obtain registrations for our marks, could negatively affect our competitive position and could cause us to lose customers.
     We have also filed an application with the U.S. Patent and Trademark Office for patent protection for our proprietary Bargain Countdown(TM) technology. We may not be granted a patent for this technology and may not be able to enforce our patent rights if our competitors or others use infringing technology. If this occurs, our competitive position, revenues and profitability could be negatively affected.
     Effective trademark, service mark, patent, copyright and trade secret protection may not be available in every country in which we will sell our products and offer our services. In addition, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear.

Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets or other proprietary rights for any reason, our competitive position could be negatively affected and we could lose customers.
     We also rely on technologies that we license from related and third parties. These licenses may not continue to be available to us on commercially reasonable terms, or at all, in the future. As a result, we may be required to develop or obtain substitute technology of lower quality or at greater cost, which could negatively affect our competitive position, cause us to lose customers and decrease our profitability.
If third parties claim we are infringing their intellectual property rights, we could incur significant litigation costs, be required to pay damages, or change our business or incur licensing expenses.
     Third parties have asserted, and may in the future assert, that our business or the technologies we use infringe on their intellectual property rights. As a result, we may be subject to intellectual property legal proceedings and claims in the ordinary course of business. We cannot predict whether third parties will assert claims of infringement in the future or whether any future claims will prevent us from offering popular products or services. If we are found to infringe, we may be required to pay monetary damages, which could include treble damages and attorneys’ fees for any infringement that is found to be willful, and either be enjoined or required to pay ongoing royalties with respect to any technologies found to infringe. Further, as a result of infringement claims either against us or against those who license technology to us, we may be required, or deem it advisable, to develop non-infringing technology, which could be costly and time consuming, or enter into costly royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms that are acceptable, or at all. If a third party successfully asserts an infringement claim against us and we are enjoined or required to pay monetary damages or royalties or we are unable to develop suitable non-infringing alternatives or license the infringed or similar technology on reasonable terms on a timely basis, our business, results of operations and financial condition could be materially harmed.
     On July 12, 2004, we received correspondence from MercExchange LLC alleging infringement of its U.S. patents relating to e-commerce and offering to license its patent portfolio to eCOST. On July 15, 2004, we received a follow-up letter from MercExchange specifying which of eCOST’s technologies it believes infringe certain of its patents, alone or in combination with technologies provided by third parties. Some of those patents are currently being litigated by third parties, and we are not involved in those proceedings. In addition, three of the four patents identified by MercExchange are under reexamination at the U.S. Patent and Trademark Office, which may or may not result in the modification of the claims. In the July 15(th) letter, MercExchange also advised that it has a number of applications pending for additional patents. MercExchange has filed lawsuits alleging infringement of some or all of its patents against third parties, resulting in settlements or verdicts in favor of MercExchange. At least one such verdict was appealed to the United States Court of Appeals for the Federal Circuit and was affirmed in part. Based on our investigation of this matter to date, we believe that our current eCOST operations do not infringe any valid claims of the patents identified by MercExchange in these letters.
We may be liable for misappropriation of our customers’ personal information.
     Data security laws are becoming more stringent in the United States and abroad. Third parties are engaging in increased cyber attacks against companies doing business on the Internet and individuals are increasingly subjected to identity and credit card theft on the Internet. If third parties or unauthorized employees are able to penetrate our network security or otherwise misappropriate its customers’ personal information or credit card information, or if we give third parties or our employees improper access to customers’ personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. This liability could also include claims for other misuses of personal information, including unauthorized marketing purposes. Liability for misappropriation of this information could decrease our profitability. In such circumstances, we also could be liable for failing to provide timely notice of a data security breach affecting certain types of personal information. In addition, the Federal Trade Commission and state agencies have brought numerous enforcement actions against Internet companies for alleged deficiencies in those companies’ privacy and data security practices, and they may continue to bring such actions. We could incur additional expenses if new regulations regarding the collection, use or storage of personal information are introduced or if government agencies investigate our privacy or security practices.
     We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of sensitive customer information such as customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect customer transaction data. If any such compromise of security were to occur, it could subject us to liability, damage our reputation and diminish the value of our brand-name. A party who is able to circumvent the security measures could misappropriate proprietary information or cause interruptions in operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Our security measures are designed to prevent security breaches, but our failure to prevent such security breaches could subject us to liability, damage our reputation and diminish the value of our brand-name.
     Moreover, for the convenience of our customers, we provide non-secured channels for customers to communicate. Despite the increased security risks, customers may use such channels to send personal information and other sensitive data. In addition, “phishing” incidents are on the rise. Phishing involves an online company’s customers being tricked into providing their credit card numbers or account information to someone pretending to be the online company’s representative. Such incidents have recently given rise to litigation against online companies for failing to take sufficient steps to police against such activities by third parties, and may discourage customers from using online services.
We may be subject to product liability claims that could be costly and time consuming.
     We sell products manufactured and distributed by third parties, some of which may be defective. If any product that we sell were to cause physical injury or damage to property, the injured party or parties could bring claims against us as the retailer of the product. Our insurance coverage may not be adequate to cover every claim that could be asserted. If a successful claim were brought against us in excess of its insurance coverage, it could expose us to significant liability. Even unsuccessful claims could result in the expenditure of funds and management time and could decrease profitability.
If, eCOST is unable to generate projected cash flows, it could trigger future impairment charges related to eCOST’s intangible assets.
     The valuation of intangible assets related to eCOST is dependent upon, among other things, eCOST’s ability to generate projected cash flows for its business. In the event eCOST is unable to meet such projections, we may be required under current accounting rules to record an impairment charge in connection with the write-down of such intangibles.
Risks Related to Our eCOST Online Retailer Operating Segment’s Industry
Additional sales and use taxes could be imposed on past or future sales of our products or other products sold on our eCOST website, which could adversely affect our revenues and profitability.
     In accordance with current industry practice and our interpretation of applicable law, we collect and remit sales taxes only with respect to physical shipments of goods into states where we have a physical presence. If any state or other jurisdiction successfully challenges this practice and imposes sales and use taxes on orders on which we do not collect and remit sales taxes, we could be exposed to substantial tax liabilities for past sales and could suffer decreased sales in that state or jurisdiction in the future. In addition, a number of states, as well as the U.S. Congress, have been considering various legislative initiatives that could result in the imposition of additional sales and use taxes on Internet sales. If any of these initiatives are enacted, we could be required to collect sales and use taxes in states where we do not have a physical presence. Future changes in the operation of our business also could result in the imposition of additional sales and use tax obligations. The imposition of additional sales and use taxes on past or future sales could adversely affect our revenues and profitability.
Existing or future government regulation could expose us to liabilities and costly changes in our business operations, and could reduce customer demand for our products.
     We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, user privacy, marketing and promotional practices, database protection, pricing, content, copyrights, distribution, electronic contracts, email and other communications, consumer protection, product safety, the provision of online payment services, intellectual property rights, unauthorized access (including the Computer Fraud and Abuse Act), and the characteristics and quality of products and services. It is unclear how existing laws governing issues such as property ownership, sales and other taxes, libel, trespass, data mining and collection, and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may expose us to liabilities and costly changes in our business operations, and could reduce customer demand. The growth and demand for online commerce has and may continue to result in more stringent consumer protection laws that impose additional compliance burdens on online companies. For example, California law requires notice to California customers if certain personal information about them is obtained by an unauthorized person, such as a computer hacker. These consumer protection laws could result in substantial compliance costs and could decrease profitability.
Laws or regulations relating to privacy and data protection may adversely affect the growth of our eCOST Internet business or our marketing efforts.
     We are subject to increasing regulation relating to privacy and the use of personal user information. For example, we are subject to various telemarketing and anti-spam laws that regulate the manner in which it may solicit future suppliers and customers. Such regulations, along with increased governmental or private enforcement, may increase the cost of growing the business. In addition, several jurisdictions, including California, have adopted legislation limiting the uses of personal user information gathered online or require online services to establish privacy policies. Pursuant to the Children’s Online Privacy Protection Act, the Federal Trade Commission has adopted regulations regarding the collection and use of personal identifying information obtained from children under 13 years of age. Increasingly, federal, state and foreign laws and regulations extend online privacy protection to adults. Moreover, in jurisdictions where we do business, there is a trend toward requiring companies to establish procedures to notify users of privacy and security policies, to obtain prior consent from users for the collection, use and disclosure of personal information (even disclosure to affiliates), and to provide users with the ability to access, correct and delete personal information stored by companies. These data protection regulations and enforcement efforts may restrict our ability to collect, use or transfer demographic and personal information from users, which could be costly or harm marketing efforts. Further, any violation of privacy or data protection laws and regulations may subject us to fines, penalties and damages, as well as harm to our reputation, which could decrease our revenues and profitability.
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
     As of December 31, 2006, we had issued and outstanding 601,190 warrants to purchase common stock (having a weighted average exercise price of $2.29 per share). In addition, as of December 31, 2006, we have an aggregate of 5,900,478 stock options outstanding to employees, directors and others with a weighted average exercise price of $1.27 per share. The shares of common stock that may be issued upon exercise of these warrants and options may be resold into the public market. Sales of substantial amounts of common stock in the public market as a result of the exercise of these warrants or options, or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.

     Our common stock could be delisted from the Nasdaq Capital Market which would cause us to become ineligible to use Form S-3 for the registration of the resale of our securities held by certain of our security holders.
     Historically, the price of our common stock has traded below $1.00 per share. If the price of our common stock declines below $1.00 per share for 30 consecutive trading days, we may fail to meet Nasdaq’s maintenance criteria, which may result in the delisting of our common stock from the Nasdaq Capital Market.
     In the event of such delisting, trading, if any, in our common stock may then continue to be conducted in the non-Nasdaq over-the-counter market in what are commonly referred to as the electronic bulletin board and the ''pink sheets.’’ As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to a Rule promulgated by the SEC that, if we fail to meet criteria set forth in such Rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to the sale. Consequently, the Rule may have a material adverse effect on the ability of broker-dealers to sell our securities, which may materially affect the ability of stockholders to sell our securities in the secondary market.
     A delisting from the Nasdaq Capital Market will also make us ineligible to use Form S-3 to register the sale of shares of our common stock or to register the resale of our securities held by certain of our security holders with the SEC, thereby making it more difficult and expensive for us to register our common stock or other securities and raise additional capital. We are a party to certain registration rights agreements, which require us to maintain the effectiveness of registration statements relating to the resale of shares of common stock issuable upon the exercise of outstanding warrants. If we are ineligible to use Form S-3, we will need to file new registration statements on some other permitted Form and maintaining the effectiveness of such registration statements may be more difficult, expensive and time-consuming.
Our certificate of incorporation, our bylaws, our shareholder rights plan and Delaware law make it difficult for a third party to acquire us, despite the possible benefit to our stockholders.
     Provisions of our certificate of incorporation, our bylaws, our shareholder rights plan and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. For example, our certificate of incorporation provides for a classified board of directors, meaning that only approximately one-third of our directors may be subject to re-election at each annual stockholder meeting. Our certificate of incorporation also permits our Board of Directors to issue one or more series of preferred stock, which may have rights and preferences superior to those of the common stock. The ability to issue preferred stock could have the effect of delaying or preventing a third party from acquiring us. We have also adopted a shareholder rights plan. These provisions could discourage takeover attempts and could materially adversely affect the price of our stock. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit large stockholders from consummating a merger with, or acquisition of us. These provisions may prevent a merger or acquisition that would be attractive to stockholders and could limit the price that investors would be willing to pay in the future for our common stock.
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

Item 2. Properties
     Our general corporate headquarters and the corporate headquarters of our PFS service fee and Supplies Distributors businesses are located in Plano, Texas, a Dallas suburb. Our eCOST corporate headquarters is located in El Segundo, California.
     In the U.S., we operate two distribution facilities in Memphis, Tennessee, which includes aggregated floor and mezzanine space of more than 800,000 square feet. We also operate approximately 1 million square feet of distribution facilities in Southaven, Mississippi. Both of these complexes are located approximately five miles from the Memphis International Airport, where both Federal Express and United Parcel Service operate large hub facilities. We also manage a 200,000 square foot distribution facility in Grapevine, Texas.
     We operate a 150,000 square foot distribution center in Liege, Belgium, which contains advanced distribution systems and equipment. We also operate a 22,000 square foot distribution center in Markham, Canada, near Eastern Toronto. We operate customer service centers in Memphis, Tennessee; Plano, Texas; and Liege, Belgium. Our call center technology permits the automatic routing of calls to available customer service representatives in several of our call centers.
     We recently opened a 6,500 square foot facility in the Philippines to provide call center and customer service functions.
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
     On August 24, 2006, a lawsuit was filed in the Chancery Court of Davidson County, Tennessee, by ClientLogic Corp. alleging, among other things, that the Company breached its obligations under a Confidentiality and Nondisclosure Agreement. The complaint sought injunctive relief and damages in an unspecified amount. In January 2007 the lawsuit was voluntarily dismissed without prejudice.
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

	Price
	High	Low
Year Ended December 31, 2006
First Quarter	$1.80	$1.20
Second Quarter	$1.31	$0.92
Third Quarter	$1.03	$0.67
Fourth Quarter	$1.34	$0.61
Year Ended December 31, 2005
First Quarter	$3.75	$2.19
Second Quarter	$2.67	$1.66
Third Quarter	$2.85	$1.53
Fourth Quarter	$1.77	$1.05
     As of March 30, 2007, there were approximately 8,700 shareholders of which approximately 169 were record holders of the common stock.
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
Item 6. Selected Consolidated Financial Data
Historical Presentation
     The selected consolidated historical statement of operations data for the years ended December 31, 2006, 2005 and 2004, and the selected consolidated balance sheet data as of December 31, 2006 and 2005 have been derived from our audited consolidated financial statements, and should be read in conjunction with those statements and notes, which are included in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2003 and 2002 and the selected consolidated balance sheet data as of December 31, 2004, 2003 and 2002 have been derived from our audited consolidated financial statements, and should be read in conjunction with those statements, which are not included in this Form 10-K.
     The financial information presented prior to October 1, 2002 reflect our agreements with IBM and Supplies Distributors as a master distributor of certain IBM products and our then 49% owned subsidiary. Under these agreements, Supplies Distributors owned and distributed the IBM product and we provided transaction management and fulfillment services to the master distributors. Under these agreements, we did not own the IBM product and our revenue was service fee revenue (based on product sales volume or other transaction based pricing) and not product revenue.
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
     The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risks Related to Our Business — Certain of our historical financial information may not be representative of our future results,” and the consolidated financial statements and notes thereto that are included elsewhere in this Form 10-K.

Historical Selected Condensed Consolidated Financial Data
(In thousands, except per share data)

	Year Ended
	December 31,
	2006	2005	2004	2003	2002
Condensed Consolidated Statements of Operations Data:
Revenues:
Product revenue, net	$333,311	$252,902	$267,470	$249,230	$57,492
Service fee revenue	67,056	60,783	42,076	33,771	35,825
Pass-through revenue	22,886	17,972	12,119	3,435	3,692

Total revenues	423,253	331,657	321,665	286,436	97,009

Costs of revenues:
Cost of product revenue	311,417	235,584	251,968	235,317	54,343
Cost of service fee revenue	49,274	45,597	28,067	23,159	22,660
Cost of pass-through revenue	22,886	17,972	12,119	3,435	3,692

Total costs of revenues	383,577	299,153	292,154	261,911	80,695

Gross profit	39,676	32,504	29,511	24,525	16,314
Percent of revenues	9.4%	9.8%	9.2%	8.6%	16.8%
Selling, general and administrative expenses	44,290	30,505	27,077	25,693	27,906
Severance and other termination costs	—	—	—	—	1,213
Stock-based compensation	899	16	14	6	28
Merger integration expenses	1,495	—	—	—	—
Amortization of identifiable intangibles	749	—	—	—	—
Goodwill impairment	3,507	—	—	—	—

Total operating expenses	50,940	30,521	27,091	25,699	29,147

Income (loss) from operations	(11,264)	1,983	2,420	(1,174)	(12,833)
Percent of revenues	(2.7)%	0.6%	0.8%	(0.4)%	(13.2)%
Equity in earnings of affiliate	—	—	—	—	1,163
Interest expense (income), net	2,112	1,729	1,460	2,000	(161)

Income (loss) before income taxes and extraordinary item	(13,376)	254	960	(3,174)	(11,509)
Income tax expense	1,154	1,001	734	572	94

Income (loss) before extraordinary item	(14,530)	(747)	226	(3,746)	(11,603)
Extraordinary item — gain on purchase of 51% share of Supplies Distributors	—	—	—	—	203

Net income (loss)	$(14,530)	$(747)	$226	$(3,746)	$(11,400)

Per share data:
Net income (loss) per share:
Basic	$(0.34)	$(0.03)	$0.01	$(0.20)	$(0.63)

Diluted	$(0.34)	$(0.03)	$0.01	$(0.20)	$(0.63)

Weighted average number of shares outstanding:
Basic	42,762	22,394	21,332	19,011	18,229
Diluted	42,762	22,394	23,468	19,011	18,229

	As of December 31,
	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Working capital	$20,703	$23,359	$22,608	$21,407	$16,045
Total assets	164,152	131,726	130,327	108,359	107,222
Long-term obligations	7,604	8,102	8,749	3,760	4,514
Shareholders’ equity	48,840	29,934	29,926	28,417	26,470

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
•	The impact of forward looking statements;

•	Key transactions that we completed in 2006;

•	Our financial structure, including our historical financial presentation;

•	Our results of operations for the last three years;

•	Our relationship with our subsidiaries Supplies Distributors and eCOST;

•	Our liquidity and capital resources;

•	The impact of seasonality, inflation and recently issued accounting standards on our financial statements; and

•	Our critical accounting policies and estimates.
Forward-Looking Information
     We have made forward-looking statements in this Report on Form 10-K. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “seek,” “strive,” “believe,” “expect,” “anticipate,” “predict,” “potential,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “target” and “estimate” or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to the Risk Factors set forth above or elsewhere in this Report on Form 10-K, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:
•	our ability to retain and expand relationships with existing clients and attract and implement new clients;

•	our reliance on the fees generated by the transaction volume or product sales of our clients;

•	our reliance on our clients’ projections or transaction volume or product sales;

•	our dependence upon our agreements with IBM;

•	our dependence upon our agreements with our major clients;

•	our client mix, their business volumes and the seasonality of their business;

•	our ability to finalize pending contracts;

•	the impact of strategic alliances and acquisitions;

•	trends in e-commerce, outsourcing, government regulation both foreign and domestic and the market for our services;

•	whether we can continue and manage growth;

•	increased competition;

•	our ability to generate more revenue and achieve sustainable profitability;

•	effects of changes in profit margins;

•	the customer and supplier concentration of our business;

•	the unknown effects of possible system failures and rapid changes in technology;

•	foreign currency risks and other risks of operating in foreign countries;

•	potential litigation;

•	potential delisting;

•	our dependency on key personnel;

•	the impact of new accounting standards, and changes in existing accounting rules or the interpretations of those rules;

•	our ability to raise additional capital or obtain additional financing;

•	our ability and the ability of our subsidiaries to borrow under current financing arrangements and maintain compliance with debt covenants;

•	relationship with and our guarantees of certain of the liabilities and indebtedness of our subsidiaries;

•	whether outstanding warrants issued in a prior private placement will be exercised in the future;

•	our ability to successfully achieve the anticipated benefits of the eCOST merger;

•	eCOST’s potential indemnification obligations to its former parent;

•	eCOST’s ability to maintain existing and build new relationships with manufacturers and vendors and the success of its advertising and marketing efforts; and

•	eCOST’s ability to increase its sales revenue and sales margin and improve operating efficiencies.

•	eCOST’s ability to generate a client and projected cash flows sufficient to cover the values of its intangible assets.
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
Key Transactions in 2006
     For 2006, we highlight the following key transactions:
•	We completed the implementation of many new contracts signed in the latter portion of 2005. These newly implemented contracts contributed $6.4 million in new service fee revenues during 2006.

•	We added relationships with both new and existing clients with estimated fully implemented full year annual service fees of approximately $10 to $12 million based on current client projections. Service fee revenues invoiced from these new relationships in 2006 were approximately $4.7 million. We also recognized approximately $1.3 million of service fee revenue in 2006 from special projects with new and existing clients.

•	We occupied a new 164,000 square foot distribution facility in Memphis, Tennessee and a new 22,000 facility in Markham, Canada, near Eastern Toronto.

•	We completed a merger with eCOST in February 2006 and substantially completed all of the related integration related activities.

•	We continued our efforts to improve profitability with the continued expansion of our operations to the Philippines.

•	We completed a $5.0 million private placement of our common stock, generating approximately $4.8 million in net proceeds.
Overview
     We are an international provider of integrated business process outsourcing solutions to major brand name companies seeking to maximize their supply chain efficiencies and to extend their traditional business and e-commerce initiatives as well as a leading multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise. We derive our revenues from three business segments: business process outsourcing, a master distributor and a discount online retailer.
     First, in our business process outsourcing business segment we derive our revenues from a broad range of services, including professional consulting, technology collaboration, order management, managed web hosting and web development, customer relationship management, financial services including billing and collection services and working capital solutions, kitting and assembly services, information management and international fulfillment and distribution services. We offer our services as an integrated solution, which enables our clients to outsource their complete infrastructure needs to a single source and to focus on their core competencies. Our distribution services are conducted at warehouses that we lease or manage and include real-time inventory management and customized picking, packing and shipping of our clients’ customer orders. We currently offer the ability to provide infrastructure and distribution solutions to clients that operate in a range of vertical markets, including technology manufacturing, computer products, printers, cosmetics, fragile goods, high security collectibles, pharmaceuticals, contemporary home furnishings, apparel, aviation, telecommunications and consumer electronics, among others.

     In this business process outsourcing segment, we do not own the underlying inventory or the resulting accounts receivable, but provide management services for these client-owned assets. We typically charge our service fee revenue on a cost-plus basis, a percent of shipped revenue basis or a per-transaction basis, such as a per-minute basis for web-enabled customer contact center services and a per-item basis for fulfillment services. Additional fees are billed for other services. We price our services based on a variety of factors, including the depth and complexity of the services provided, the amount of capital expenditures or systems customization required, the length of contract and other factors.
     Many of our service fee contracts involve third-party vendors who provide additional services such as package delivery. The costs we are charged by these third-party vendors for these services are often passed on to our clients. Our billings for reimbursements of these and other ‘out-of-pocket’ expenses include travel, shipping and handling costs and telecommunication charges and are included in pass-through revenue.
     In our second business segment is a product revenue model. In this segment, we are a master distributor of product for IBM and certain other clients. In this capacity, we purchase, and thus own, inventory and recognize the corresponding product revenue. As a result, upon the sale of inventory, we own the accounts receivable. Freight costs billed to customers are reflected as components of product revenue. This business segment requires significant working capital requirements, for which we have senior credit facilities to provide for more than $87 million of available financing.
     Our third business segment is a web-commerce product revenue model focused on the sale of products to a broad range of consumer and small business customers. In this segment we operate as a multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise. Our product line currently offers approximately 75,000 products in several primary merchandise categories, primarily including computer hardware and software, home electronics, digital imaging, watches and jewelry, housewares, DVD movies, video games and cellular/wireless.
     Growth is a key element to us achieving our future goals, including achieving and maintaining sustainable profitability. Growth in our business process outsourcing segment is driven by two main elements: new client relationships and organic growth from existing clients. We focus our sales efforts on larger contracts with brand-name companies within two primary target markets, which, by nature, require a longer duration to close but also often prove to be higher quality and longer duration engagements. Our 2006 results include approximately $3.3 million of new revenue, including certain incremental projects, which we estimate is approximately 25% of the approximately $10 to $12 million we believe will ultimately be the fully operational annual fee revenue under new client relationships entered into in 2006.
     Growth within our product revenue business is primarily driven by our ability to attract new master distributor arrangements with IBM or other manufacturers and the sales and marketing efforts of the manufacturers and third party sales partners.
     Growth within our web-commerce product revenue model is primarily driven by our ability to increase eCOST’s sales and expand its product line.
     We continue to monitor and control our costs to focus on profitability. While we are targeting our new service fee contracts to yield increased gross profit, we also expect to incur incremental investments to implement new contracts, investments in infrastructure and sales and marketing to support our targeted growth and increased public company professional fees.
     Our expenses comprise primarily four categories: 1) cost of product revenue, 2) cost of service fee revenue, 3) cost of pass-through revenue and 4) operating expenses.
     Cost of product revenues —consists of the purchase price of product sold and freight costs, which are reduced by certain reimbursable expenses. These reimbursable expenses include pass-through customer marketing programs, direct costs incurred in passing on any price decreases offered by vendors to cover price protection and certain special bids, the cost of products provided to replace defective product returned by customers and certain other expenses as defined under the master distributor agreements. Vendor marketing programs, such as co-op advertising, also reduce cost of product revenue.
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
     Operating expenses — consist primarily of selling, general and administrative (“SG&A”) expenses such as compensation and related expenses for sales and marketing staff, advertising, online marketing and catalog production, distribution costs (excluding freight) applicable to the Supplies Distributors and eCOST businesses, executive, management and administrative personnel and other overhead costs, including certain occupancy and information technology costs and depreciation and amortization expenses.
     As a result of the acquisition of eCOST in February 2006, and the subsequent valuation of intangible assets acquired in the acquisition, it was determined that the carrying value of the intangibles exceeded their fair value thereby requiring that we write-off the excess net book value of approximately $3.5 million.
     Monitoring and controlling our available cash balances continues to be a primary focus. Our cash and liquidity positions are important components of our financing of both current operations and our targeted growth. In recent years we have added to our available cash and liquidity positions through various transactions.
•	Each of our primary operating subsidiaries has one or more asset-based working capital financing agreements with various lenders.

•	In 2003 we completed a private placement of approximately 1.6 million shares of our common stock to certain investors that provided net proceeds of approximately $3.2 million. In January 2005, we issued an additional 0.4 million shares of common stock to certain of these investors who exercised warrants issued in the private placement. The warrants exercised provided $1.3 million of additional proceeds.

•	In 2004 we received proceeds of $5.0 million of taxable revenue bonds to finance capital additions to our new facility in Southaven, MS.

•	In June 2006, we completed another private placement of 5.0 million shares of our common stock to certain investors that provided net proceeds of $4.8 million.
Historical Financial Presentation
     As a result of our merger with eCOST.com in February 2006, we believe our historical financial statements may not provide a meaningful comparison to our current and future financial performance.
Results of Operations
     The following table sets forth certain historical financial information from our condensed consolidated statements of operations expressed as a percent of net revenues.

	Year Ended December 31
	2006	2005	2004
Product revenue, net	78.7%	76.3%	83.1%
Service fee revenue	15.9	18.3	13.1
Pass-through revenue	5.4	5.4	3.8

Total revenues	100.0	100.0	100.0

Cost of product revenue (as % of product revenue)	93.4	93.2	94.2

	Year Ended December 31
	2006	2005	2004
Cost of service fee revenue (as % of service fee revenue)	73.5	75.0	66.7
Cost of pass-through revenue (as % of pass-through revenue)	100.0	100.0	100.0

Total costs of revenues	90.6	90.2	90.8

Gross profit	9.3	9.8	9.2
Operating expenses	12.0	9.2	8.4

Income (loss) from operations	(2.7)	0.6	0.8
Interest expense, net	0.4	0.5	0.5

Income (loss) before income taxes	(3.1)	0.1	0.3
Income tax expense	0.4	0.3	0.2

Net income (loss)	(3.5)%	(0.2)%	0.1%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     Product Revenue. Product revenue was $333.3 million for the year ended December 31, 2006, as compared to $252.9 million for the year ended December 31, 2005, an increase of $80.4 million, or 31.8%. Excluding the $88.3 million of product revenue of eCOST following its acquisition in February 2006, product revenue decreased $7.9 million, or 3.1%, primarily due to lower volumes and reduced vendor promotional activity. We currently expect our 2007 annual product revenue (excluding eCOST) to remain relatively consistent with 2006 and we expect our eCOST product revenues to grow.
     Service Fee Revenue. Service fee revenue was $67.1 million for the year ended December 31, 2006 as compared to $60.8 million for the year ended December 31, 2005, an increase of $6.3 million or 10.3%. Service fee revenue includes increased service fees generated from incremental projects with certain client relationships. The change in service fee revenue is shown below ($ millions):

Year ended December 31, 2005	$60.8
New service contract relationships, including certain incremental projects under new contracts	4.7
Change in existing client service fees from organic growth and certain incremental projects with existing clients	6.7
Terminated clients not included in 2006 revenue	(5.1)

Year ended December 31, 2006	$67.1

     Service fee revenue for the year ended December 31, 2006 included approximately $2.9 million of fees earned from client contracts terminated during 2006.
     Cost of Product Revenue. Cost of product revenue was $311.4 million for the year ended December 31, 2006, as compared to $235.6 million for the year ended December 31, 2005, an increase of $75.8 million or 32.2%. Excluding the $84.1 million of cost of product revenue of eCOST following its acquisition in February 2006, cost of product revenue decreased $8.2 million or 3.5%. Cost of product revenue, excluding eCOST, decreased primarily as the result of decreased sales volumes of certain products. Cost of product revenue, as a percent of product revenue, excluding the impact of eCOST, was 92.8% during the year ended December 31, 2006 and 93.2% during the year ended December 31, 2005. The resulting gross profit margin was 7.2% for the year ended December 31, 2006 and 6.8% for the year ended December 31, 2005. The gross profit margin for the 2006 and 2005 periods include certain incremental inventory cost reductions. eCOST’s cost of product revenue, as a percentage of product revenue was 95.2% during the year ended December 31, 2006, following its acquisition in February 2006. The resulting gross margin for eCOST was 4.8% during the same period, which is lower than expected primarily due to unusually high levels of credit card chargeback activity that resulted in approximately $1.7 million of higher than normal credit card chargebacks, an increased provision for excess and obsolete inventory, and the impact of a $0.4 million loss applicable to a sales transaction to a former eCOST customer.
     Cost of Service Fee Revenue. Cost of service fee revenue was $49.3 million for the year ended December 31, 2006, as compared to $45.6 million during the year ended December 31, 2005, an increase of $3.7 million or 8.1%. The resulting service fee gross profit was $17.8 million, or 26.5% of service fee revenue, during the year ended December 31, 2006 as compared to $15.2 million, or 25.0% of service fee revenue, for the year ended December 31, 2005. Our gross profit as a percent of service fees increased in the year ended December 31, 2006 primarily due to higher gross margins on certain client project revenue as well as the prior year having lower gross margins on certain new contracts, including certain start up costs. As we add new service fee revenue in the future, we currently intend to target the underlying contracts to earn an average gross profit percentage of 25-35%, but we have and may continue to accept lower gross margin percentages on certain contracts depending on contract scope and other factors.
     Operating Expenses. Operating expenses were $50.9 million for the year ended December 31, 2006, or 12.0% of total net revenues, as compared to $30.5 million, or 9.2% of total net revenues, for the year ended December 31, 2005. Excluding the $20.4 million of operating expenses of eCOST following its acquisition in February 2006, operating expenses were $30.6 million, or 9.1% of total net revenues, during the current period. As we have essentially completed the integration of eCOST into our infrastructure, we have begun to realize certain operating savings through the reduction of certain eCOST overhead expenses, changes in corporate infrastructure and a reduction in integration related costs. Operating expenses in the year ended December 31, 2006 included $0.9 million of costs applicable to stock-based compensation, which were zero in the prior year. In addition, the 2005 period included certain personnel related costs and certain incremental costs incurred to relocate certain of our operations from Memphis, TN to a new facility in Southaven, MS, which did not recur in 2006. While we do not expect the same level of 2006 merger integration expenses to recur in 2007, we do anticipate incremental operating expenses for certain of our facilities and additional expenses in preparation of complying with the Section 404 requirements of the Sarbanes-Oxley Act of 2002.
     Operating expenses also include a goodwill impairment resulting from our annual analysis pursuant to Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. Under this analysis, we determined that the carrying value of goodwill exceeded the fair value, which resulted in a $3.5 million non-cash write-off of goodwill during the fourth quarter of 2006.
     Interest Expense, net. Net interest expense was $2.1 million and $1.7 million for the years ended December 31, 2006 and 2005, respectively. The increase was primarily related to the increase in interest rates.
     Income Taxes. For the year ended December 31, 2006 and 2005, we recorded a tax provision of $1.2 million and $1.0 million, respectively, primarily associated with our subsidiary Supplies Distributors’ Canadian and European operations. We did not record an income tax benefit associated with our consolidated net loss in our U.S. operations. A valuation allowance has been provided for our net U.S. deferred tax assets as of December 31, 2006 and 2005, which are primarily related to our net operating loss carryforwards, and certain foreign deferred tax assets. We did not record an income tax benefit for our PFSweb Canadian pre-tax losses in the current or prior periods. We expect that we will continue to record an income tax provision associated with Supplies Distributors’ Canadian and European results of operations.
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

Year ended December 31, 2004	$42.1
New service contract relationships, including certain incremental projects under new contracts	15.2
Change in existing client service fees from organic growth and certain incremental projects with existing clients	4.7
Terminated clients not included in 2005 revenue	(1.2)

Year ended December 31, 2005	$60.8

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
     Operating Expenses. Operating expenses were $30.5 million for the year ended December 31, 2005 or 9.2% of total net revenues, as compared to $27.1 million, or 8.4% of total revenues, for the year ended December 31, 2004. SG&A expenses increased from the prior year primarily due to approximately $1.4 million of incremental costs incurred in 2005 to relocate certain of our operations from Memphis, Tennessee to a new facility in Southaven, Mississippi, the legal fees related to the Daisytek lawsuit filed in May 2005 (see Part I. Item 3. Legal Proceedings), incremental sales and marketing expenses and certain personnel related costs.
     Income Taxes. For the years ended December 31, 2005 and 2004, we recorded a tax provision of $1.0 million and $0.7 million, respectively, primarily associated with Supplies Distributors’ Canadian and European operations. We did not record an income tax benefit for our PFSweb Canadian pre-tax losses in the current or prior periods.
Supplies Distributors and its Subsidiaries
     Supplies Distributors and its subsidiaries act as master distributors of various IBM and other products and, pursuant to a transaction management services agreement between us and Supplies Distributors, we provide transaction management and fulfillment services to Supplies Distributors and its subsidiaries. In addition to our equity investment in Supplies Distributors, we have also provided Supplies Distributors with a subordinated loan that, as of December 31, 2006, had an outstanding balance of $6.5 million.
     Supplies Distributors has paid us dividends of $3.9 million, $1.0 million, and $0.8 million in 2006, 2005 and 2004, respectively. Pursuant to the terms of its amended credit agreements, Supplies Distributors is currently restricted from paying further cash dividends without the prior approval of its lenders. In addition, no distribution may be made if, after giving effect thereto, the net worth of Supplies Distributors would be less than $1.0 million.
eCOST and its Subsidiaries
     eCOST is a multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise, selling products primarily to customers in the United States. As of December 31, 2006, we have advanced $10.6 million to eCOST to support their operations.

Liquidity and Capital Resources
     Net cash provided by operating activities was $2.5 million for the year ended December 31, 2006 and primarily consisted of a decrease in inventories of $2.9 million, a decrease in accounts receivable of $1.7 million and a decrease in restricted cash of $0.8 million. These sources of cash were offset by a $2.6 million decrease in accounts payable, accrued expenses and other liabilities and a decrease in net income, as adjusted for non-cash items of $0.2 million.
     Net cash provided by operating activities was $0.8 million for the year ended December 31, 2005 and primarily resulted from increases in income, as adjusted for non-cash items, of $5.4 million and accounts payable, accrued expenses and other liabilities of $2.5 million, partially offset by increases in accounts receivable of $4.5 million, prepaid expenses, other receivables and other assets of $1.8 million and an increase in inventories of $0.8 million.
     Net cash used in investing activities was $4.4 million for the year ended December 31, 2006 and consisted primarily of capital expenditures of $4.0 million and cash paid to acquire eCOST, net of cash acquired, of $1.3 million, partially offset by a decrease in restricted cash of $0.9 million.
     Net cash used in investing activities for the year ended December 31, 2005 totaled $2.8 million, resulting from capital expenditures of $3.9 million offset by a decrease in restricted cash of $1.1 million.
     Capital expenditures have historically consisted primarily of additions to upgrade our management information systems and general expansion of our facilities, both domestic and foreign. We expect to incur capital expenditures to support new contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate that our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months will be approximately $6 million to $9 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients as well as the eCOST infrastructure. To maintain our current operating cash position, a portion of these expenditures may be financed through debt, operating or capital leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event that we do not achieve the revenue necessary to support such investments.
     Net cash provided by financing activities was $3.3 million for the year ended December 31, 2006 primarily representing $4.9 million of net proceeds on issuance of common stock pursuant to a private placement transaction and $1.0 million of net proceeds on debt partially offset by payments on capital leases of $1.5 million and an increase in restricted cash of $1.1 million.
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
     Our liquidity has been negatively impacted as a result of the merger with eCOST. During 2005 and 2006, eCOST experienced a significant net usage of cash primarily due to losses incurred. As a result, during the process of transitioning and integrating the eCOST operations, we have had to support eCOST’s cash needs to help it achieve a stabilized operational position. The amount of further cash needed to support eCOST operations will depend upon the financing available as well as eCOST’s ability to improve its financial results.
     We currently expect that eCOST, as part of a combined company, should achieve annual recurring cost savings of approximately $4 million to $5 million, dependent upon sales volumes, as compared to pre-merger levels. These savings result from, among other things, the reduction of certain overhead expenses, changes in corporate infrastructure and reduced freight costs, although there can be no assurance that these cost savings will be achieved. As we have essentially completed the integration of eCOST into our infrastructure, we have begun to realize the benefits of many of these expected cost savings. Additionally we expect improvements in eCOST profitability in 2007 and beyond as a result of planned efforts to increase sales, improve product mix and improved operational efficiencies.

     During the year ended December 31, 2006, our working capital decreased to $20.7 million from $23.4 million at December 31, 2005 primarily as a result of the use of cash related to the integration activities of eCOST into the PFS infrastructure as well as cash used to support eCOST operating losses. A portion of these cash outflows were offset by the net proceeds from the sale of our common stock in a private placement transaction. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our own credit facilities, expanding our current credit facilities, entering into new debt agreements or transferring to third-parties a portion of our subordinated loan balance due from Supplies Distributors. In conjunction with certain of these alternatives, we may be required to provide certain letters of credit to secure these arrangements. No assurances can be given that we will be successful in obtaining any additional financing or the terms thereof. We currently believe that our cash position, financing available under our credit facilities and funds generated from operations (including our anticipated revenue growth and/or cost reductions to offset lower than anticipated revenue growth) will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our lease obligations, and additional loans to our subsidiaries Supplies Distributors and eCOST, if necessary, for at least the next twelve months.
     The following is a schedule of our total contractual cash obligations, which is comprised of operating leases, debt, vendor financing and capital leases (including interest), as of December 31, 2006 (in millions):

	Payments Due By Period
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
Contractual Obligations
Debt and vendor financing	$66,868	$62,178	$2,166	$1,720	$804
Capital lease obligations	4,886	2,879	1,673	334	—
Operating leases	26,665	8,620	11,390	5,980	675

Total	$98,419	$73,677	$15,229	$8,034	$1,479

     In support of certain debt instruments and leases, as of December 31, 2006 and 2005, we had $0.2 million and $0.7 million, respectively, of cash restricted as collateral for a letter of credit, which expires in 2007. As of December 31, 2006 and 2005, we had $2.5 million and $1.6 million, respectively, of cash restricted for payment of capital expenditures or repayment to lenders. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain of our subsidiaries’ credit facilities. Many of these facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other credit facilities and agreements. These covenants include minimum levels of net worth for the individual borrower subsidiaries and restrictions on the ability of the borrower subsidiaries to advance funds to other borrower subsidiaries. As a result, it is possible for one or more of these borrower subsidiaries to fail to meet their respective covenants even if another borrower subsidiary otherwise has available excess funds which, if not restricted, could be used to cure the default. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of stockholders’ equity, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. In particular, in the event eCOST is unable to increase its revenue and/or gross profit from its present levels it may fail to comply with one or more of the financial covenants required under its working capital line of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and payment under our parent guaranty. A requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of December 31, 2006, we were in compliance with all debt covenants. We do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.
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

     To finance their distribution of IBM products, Supplies Distributors and its subsidiaries have short-term credit facilities with IBM Credit LLC (“IBM Credit”) and IBM Belgium Financial Services S.A. (“IBM Belgium”). We have provided a collateralized guaranty to secure the repayment of these credit facilities. These asset-based credit facilities provided financing for up to $30.5 million and up to 12.5 million Euros (approximately $16.5 million) with IBM Credit and IBM Belgium, respectively. These agreements expire in March 2008.
     Supplies Distributors also has a loan and security agreement with Wachovia Bank, N.A. (“Wachovia”) to provide financing for up to $25 million of eligible accounts receivables in the United States and Canada. The Wachovia facility expires on the earlier of March 29, 2009 or the date on which the parties to the IBM master distributor agreement no longer operate under the terms of such agreement and/or IBM no longer supplies products pursuant to such agreement.
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million Euros (approximately $9.9 million) of eligible accounts receivables through March 2008.
     These credit facilities contain cross default provisions, various restrictions upon the ability of Supplies Distributors and its subsidiaries to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as cash flow from operations, annualized revenue to working capital, net profit after tax to revenue, minimum net worth and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, we are required to maintain a subordinated loan to Supplies Distributors of no less than $6.0 million, maintain restricted cash of less than $5.0 million and are restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure and a minimum shareholders’ equity of at least $18.0 million. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or its subsidiaries under these facilities if they are unable to do so. We have also provided a guarantee of the obligations of Supplies Distributors and its subsidiaries to IBM, excluding the trade payables that are financed by IBM credit.
     Our PFS subsidiary has entered into a Loan and Security Agreement with Comerica Bank (“Comerica”), which provides for up to $10.0 million of eligible accounts receivable financing through April 2008, provided a $1.5 million term loan due in equal monthly installments through December 2007, and provided for up to $2.5 million of eligible equipment purchases through June 2008. We entered this Agreement to supplement our existing cash position, and provide funding for our current and future operations, including our targeted growth. The Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, and a minimum liquidity ratio, as defined. The agreement also limits PFS’ ability to increase the subordinated loan to Supplies Distributors to no more than $8.0 million and advance no more than $8.5 million to eCOST without Comerica’s approval. The agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb.
     eCOST currently has an asset-based line of credit facility of up to $7.5 million with Wachovia Capital Finance Corporation (Western), which is collateralized by substantially all of eCOST’s assets and expires in May 2009. Borrowings under the facility are limited to a percentage of eligible accounts receivable and letter of credit availability is limited to a percentage of accounts receivable and inventory. As of December 31, 2006, eCOST had $1.6 million of letters of credit outstanding and $0.9 million of available credit under this facility. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as a minimum tangible net worth of $0, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.
     In 2003, we entered into a Securities Purchase Agreement with certain institutional investors in a private placement transaction pursuant to which we issued and sold an aggregate of 1.6 million shares of our common stock, (the “Common Stock”). In addition to the Common Stock, the investors received certain warrants to purchase shares of Common Stock at a specified exercise price. As a result of the merger with eCOST and the private placement of our common stock in June 2006 (discussed below), the exercise price of the outstanding warrants has been adjusted to $2.31 per share and the number of warrants has been adjusted to 564,980. In addition, in connection with the merger of eCOST, we assumed outstanding warrants to issue an aggregate of 36,210 shares of common stock at an exercise price of $2.00 per share, subject to the terms set forth therein.
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
     To the extent we fail to comply with the various debt covenants described above, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. Any requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of December 31, 2006, we were in compliance with all debt covenants.
     Through our merger with eCOST, we have aligned the core strengths of each company, to leverage our operational infrastructure and technology expertise with eCOST’s customer base and supplier relationships. We are targeting to achieve $4 to $5 million in annual cost savings, dependent upon sales volumes, as compared to pre-merger levels. These savings are expected to result from, among other things, reductions in the following costs:
•	Certain redundant administrative and public company activities;

•	Excess capacity and other related facility expenses;

•	Technology, telecommunications and operational costs; and

•	Overall outbound freight costs due to additional freight options.
     As we have essentially completed the integration of eCOST into our infrastructure, we are beginning to realize the expected cost savings.
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
     We can provide no assurance that such plans or the underlying financial benefits will be achieved. Additionally, even with such plans, we expect that eCOST will operate at a loss during 2007 and will require funding to support its operations.
     eCOST has historically incurred significant operating losses and used cash to fund its operations. As a result, we have been required to invest cash to fund eCOST’s operations, which we may not be able to continue to do without approval from our lenders. The amount of further cash needed to support eCOST operations depends upon the financing available under its credit line as well as eCOST’s ability to improve its financial results. Through March 28, 2007, we have advanced $10.6 million to eCOST to fund eCOST’s cash flow requirements and have lender approval to advance an additional $2.6 million, with certain restrictions, if needed. In the event we need to invest further cash to eCOST, we may be required to seek approval from our lenders to provide such funds. We can provide no assurance that we will receive such approval from our lenders or any terms or conditions required by our lenders to obtain such approval. In addition, PFSweb has provided a guaranty of eCOST’s bank line of credit and certain eCOST’s vendor trade payables.
     If eCOST is unable to meet its requirements under its debt obligations and bank facility, the guarantees referred to above could be called upon.
     We receive municipal tax abatements in certain locations. During 2004 we received notice from a municipal authority that we did not satisfy certain criteria necessary to maintain the abatements. In December 2006 we received notice that the municipal authority planned to make an adjustment to our tax abatement. We plan to dispute the adjustment, but if the dispute is not resolved favorably, additional taxes of approximately $1.5 million could be assessed against us through December 31, 2006. We have not accrued for the additional taxes as we do not believe that it is probable that an additional assessment will be incurred.
     On May 9, 2005, a lawsuit was filed in the District Court of Collin County, Texas, by J. Gregg Pritchard, as Trustee of the D.I.C. Creditors Trust, naming the former directors of Daisytek International Corporation and the Company as defendants. Daisytek filed for bankruptcy in May 2003 and the Trust was created pursuant to Daisytek’s Plan of Liquidation. The complaint alleges, among other things, that the spin-off of the Company from Daisytek in December 1999 was a fraudulent conveyance and that Daisytek was damaged thereby in the amount of at least $38 million. The Company believes the claim has no merit and intends to vigorously defend the action. Through December 31, 2006, we have incurred outstanding legal costs of approximately $0.3 million, which have not been paid as we expect such costs to be covered by insurance.
     On August 24, 2006, a lawsuit was filed in the Chancery Court of Davidson County, Tennessee, by ClientLogic Corp. alleging, among other things, that we breached our obligations under a Confidentiality and Nondisclosure Agreement. The complaint sought injunctive relief and damages in an unspecified amount. In January 2007 the lawsuit was voluntarily dismissed without prejudice.
     On July 12, 2004, we received correspondence from MercExchange LLC alleging infringement of MercExchange’s U.S. patents relating to e-commerce and offering to license its patent portfolio to eCOST. On July 15, 2004, we received a follow-up letter from MercExchange specifying which of its technologies MercExchange believed infringed certain of its patents, alone or in combination with technologies provided by third parties. Some of those patents are currently being litigated by third parties, and we are not involved in those proceedings. In addition, three of the four patents identified by MercExchange are under reexamination at the U.S. Patent and Trademark Office, which may or may not result in the modification of those claims. In the July 15 letter, MercExchange also advised eCOST that it has a number of applications pending for additional patents. MercExchange has filed lawsuits alleging infringement of some or all of its patents against third parties, resulting in settlements or verdicts in favor of MercExchange. At least one such verdict was appealed to the United States Court of Appeals for the Federal Circuit and was affirmed in part. Based on our investigation of this matter to date, we believe that our current eCOST operations do not infringe any valid claims of the patents identified by MercExchange in these letters. There can be no assurance, however, that such claims will not be material or adversely affect our business, financial position, results of operations or cash flows.
Inventory Management
     We manage our inventories held for sale by maintaining sufficient quantities of product to achieve high order fill rates while at the same time maximizing inventory turnover rates. Inventory balances will fluctuate as we add new product lines. To reduce the risk of loss due to supplier price reductions, our master distributor agreement, as well as certain vendor agreement in our eCOST business, provide for price protection under which we receive credits if the supplier lowers prices on previously purchased inventory.
Seasonality
     The seasonality of our service fee business is dependent upon the seasonality of our clients’ business and sales of their products. Accordingly, our management must rely upon the projections of our clients in assessing quarterly variability. We believe that with our current client mix and their current business volumes, our service fee business activity will be at its lowest in the quarter ended March 31. We anticipate that our Supplies Distributors product revenue will be highest during the quarter ended December 31. Our eCOST business is moderately seasonal, reflecting the general pattern of peak sales for the retail industry during the holiday shopping season. Typically, a larger portion of our eCOST revenues occur during the first and fourth fiscal quarters. We believe that our historical revenue growth makes it difficult to predict the effect of seasonality on our future revenues and results of operations
     We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.
Inflation
     Management believes that inflation has not had a material effect on our operations.
Impact of Recently Issued Accounting Standards
     In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. The interpretation is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We do not expect the adoption of FIN 48 to have a material impact to our consolidated financial statements.
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
     Product Revenue Recognition
     We adhere to the revised guidelines and principles of sales recognition described in Staff Accounting Bulletin No. 104, Revenue Recognition, issued as a revision to Staff Accounting Bulletin No. 101, Revenue Recognition. While the wording of SAB 104 has revised the original SAB 101, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Under SAB 104, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for the sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectibility is reasonably assured. Under these guidelines, we recognize a majority of our sales, including revenue from product sales and gross outbound shipping and handling charges, upon receipt of the product by the customer. For all product sales shipped directly from suppliers to customers, we are the primary obligor in the transaction, and we take title to the products sold upon shipment, bear credit risk, and bear inventory risk for returned products that are not successfully returned to suppliers; therefore, we recognize these revenues at gross sales amounts.
     Sales are reported net of estimated returns and allowances, credit card fraud and chargebacks, all of which are estimated based upon recent historical information such as return and redemption rates, and fraud and chargeback experience. Management also considers any other current information and trends in making estimates. If actual sales returns, allowances, discounts and credit card fraud and chargebacks are greater than estimated by management, additional expense may be incurred.
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
     Allowance for Doubtful Accounts
     The determination of the collectibility of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current credit worthiness to determine that collectibility is reasonably assured, as well as consideration of the overall business climate in which our clients and customers operate. Inherently, these uncertainties require us to make frequent judgments and estimates regarding our clients and customers’ ability to pay amounts due us to determine the appropriate amount of valuation allowances required for doubtful accounts. Provisions for doubtful accounts are recorded when it becomes evident that the client or customer will not make the required payments at either contractual due dates or in the future.
     With our online discount retail business, we also maintain an allowance for uncollectible vendor receivables, which arise from vendor rebate programs, price protections and other promotions. We determine the sufficiency of the vendor receivable allowance based upon various factors, including payment history. Amounts received from vendors may vary from amounts recorded because of potential non-compliance with certain elements of vendor programs. If our estimated allowances for uncollectible accounts or vendor receivables subsequently prove insufficient, additional allowance maybe required.
     Allowances for doubtful accounts totaled $2.3 million and $0.5 million at December 31, 2006 and 2005, respectively. We believe that our allowances for doubtful accounts are adequate to cover anticipated losses under current conditions; however, uncertainties regarding changes in the financial condition of our clients and customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required.
     Inventory Reserves
     Inventories (merchandise, held for resale, all of which are finished goods) are stated at the lower of weighted average cost or market. Supplies Distributors and its subsidiaries assume responsibility for slow-moving inventory under certain master distributor agreements, subject to certain termination rights, but have the right to return product rendered obsolete by engineering changes, as defined. eCOST assumes responsibility for slow-moving inventory but has limited rights to return product based on specific inventory agreements. We review inventory for impairment on a periodic basis, but at a minimum, annually. Recoverability of the inventory on hand is measured by comparison of the carrying value of the inventory to the fair value of the inventory. This requires us to record provisions and maintain reserves for excess or obsolete inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand and market conditions. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. At December 31, 2006 and 2005, our allowance for slow moving inventory totaled $3.0 million and $1.5 million, respectively. We believe that our reserves are adequate to cover anticipated losses under current conditions. Significant or unanticipated changes to our estimates and forecasts, either adverse or positive, could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required.
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

     Long-Lived Assets
     Long-lived assets include property, intangible assets, goodwill and certain other assets. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, we review long-lived assets for impairment periodically, but at a minimum annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We record impairment losses in the period in which we determine that the carrying amount is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. This may require us to make judgments regarding long-term forecasts of our future revenues and costs related to the assets subject to review. During the fourth quarter of 2006, we determined that the carrying value of the goodwill resulting from our acquisition of eCOST was impaired, which resulting in a $3.5 million non-cash write-off of goodwill.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk
     We are exposed to various market risks including interest rates on our financial instruments and foreign exchange rates.
Interest Rate Risk
     Our interest rate risk is limited to our outstanding balances on our inventory and working capital financing agreements, taxable revenue bonds, loan and security agreements, and factoring agreement for the financing of inventory, accounts receivable and certain other receivables and certain equipment, which amounted to $70.6 million at December 31, 2006. A 100 basis point movement in interest rates would result in approximately $0.3 million annualized increase or decrease in interest expense based on the outstanding balance of these agreements at December 31, 2006.
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
We have audited the accompanying consolidated balance sheets of PFSweb, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedules as of December 31, 2006 and 2005, and for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PFSweb, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules as of December 31, 2006 and 2005, and for each of the years in the three-year period ended December 31, 2006, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, during 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment.
KPMG LLP
Dallas, Texas
April 2, 2007

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,066	$13,683
Restricted cash	2,653	2,077
Accounts receivable, net of allowance for doubtful accounts of $2,352 and $484 at December 31, 2006 and 2005, respectively	48,717	44,556
Inventories, net of reserves of $2,987 and $1,539 at December 31, 2006 and 2005, respectively	47,670	43,654
Other receivables	10,774	9,866
Prepaid expenses and other current assets	3,531	3,213

Total current assets	128,411	117,049

PROPERTY AND EQUIPMENT, net	12,884	13,040
RESTRICTED CASH	—	150
IDENTIFIABLE INTANGIBLES, net	6,647	—
GOODWILL	15,362	—
OTHER ASSETS	848	1,487

Total assets	$164,152	$131,726

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$23,802	$21,626
Trade accounts payable	61,972	60,053
Accrued expenses	21,934	12,011

Total current liabilities	107,708	93,690

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	6,076	6,289
OTHER LIABILITIES	1,528	1,813
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 46,553,752 and 22,613,314 shares issued at December 31, 2006 and 2005, respectively; and 46,467,452 and 22,527,014 outstanding at December 31, 2006 and 2005, respectively	47	23
Additional paid-in capital	91,302	58,736
Accumulated deficit	(44,354)	(29,824)
Accumulated other comprehensive income	1,930	1,084
Treasury stock at cost, 86,300 shares	(85)	(85)

Total shareholders’ equity	48,840	29,934

Total liabilities and shareholders’ equity	$164,152	$131,726

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31
(In thousands, except per share data)

	2006	2005	2004
REVENUES:
Product revenue, net	$333,311	$252,902	$267,470
Service fee revenue	67,056	60,783	42,076
Pass-through revenue	22,886	17,972	12,119

Total revenues	423,253	331,657	321,665

COSTS OF REVENUES:
Cost of product revenue	311,417	235,584	251,968
Cost of service fee revenue	49,274	45,597	28,067
Cost of pass-through revenue	22,886	17,972	12,119

Total costs of revenues	383,577	299,153	292,154

Gross profit	39,676	32,504	29,511

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	44,290	30,505	27,077
STOCK-BASED COMPENSATION EXPENSE	899	16	14
MERGER INTEGRATION EXPENSES	1,495	—	—
AMORTIZATION OF IDENTIFIABLE INTANGIBLES	749	—	—
GOODWILL IMPAIRMENT	3,507	—	—

Total operating expenses	50,940	30,521	27,091

Income (loss) from operations	(11,264)	1,983	2,420

INTEREST EXPENSE	2,748	1,824	1,590
INTEREST INCOME	(636)	(95)	(130)

Income (loss) before income taxes	(13,376)	254	960
INCOME TAX EXPENSE	1,154	1,001	734

NET INCOME (LOSS)	$(14,530)	$(747)	$226

EARNINGS (LOSS) PER SHARE:
Basic	$(0.34)	$(0.03)	$0.01

Diluted	$(0.34)	$(0.03)	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	42,762	22,394	21,332

Diluted	42,762	22,394	23,468

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data)

					Accumulated
			Additional		Other			Total	Comprehensive
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders’	Income
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity	(Loss)
Balance, December 31, 2003	21,247,941	$21	$56,156	$(29,303)	$1,628	86,300	$(85)	$28,417
Net income	—	—	—	226	—	—	—	226	$226
Stock-based compensation expense	—	—	14	—	—	—	—	14
Employee stock purchase plan	226,381	1	316	—	—	—	—	317
Proceeds from exercised options	191,263	—	159	—	—	—	—	159
Other comprehensive income— foreign currency translation adjustment	—	—	—	—	793	—	—	793	793

Comprehensive income									$1,019

Balance, December 31, 2004	21,665,585	$22	$56,645	$(29,077)	$2,421	86,300	$(85)	$29,926
Net loss	—	—	—	(747)	—	—	—	(747)	$(747)
Stock-based compensation expense	—	—	16	—	—	—	—	16
Employee stock purchase plan	401,270	—	613	—	—	—	—	613
Proceeds from exercised options	151,774	—	181	—	—	—	—	181
Warrants exercised	394,685	1	1,281	—	—	—	—	1,282
Other comprehensive loss— foreign currency translation adjustment	—	—	—	—	(1,337)	—	—	(1,337)	(1,337)

Comprehensive loss									$(2,084)

Balance, December 31, 2005	22,613,314	$23	$58,736	$(29,824)	$1,084	86,300	$(85)	$29,934
Net loss	—	—	—	(14,530)	—	—	—	(14,530)	$(14,530)
Stock-based compensation expense	—	—	899	—	—	—	—	899
Employee stock purchase plan	54,431	—	52	—	—	—	—	52
Proceeds from exercised options	27,875	—	16	—	—	—	—	16
Issuance of common stock	5,000,000	5	4,839	—	—	—	—	4,844
Shares issued for eCOST acquisition	18,858,132	19	26,760	—	—	—	—	26,779
Other comprehensive income— foreign currency translation adjustment	—	—	—	—	846	—	—	846	846

Comprehensive loss									$(13,684)

Balance, December 31, 2006	46,553,752	$47	$91,302	$(44,354)	$1,930	86,300	$(85)	$48,840

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
(In thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,530)	$(747)	$226
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,476	6,112	4,643
Goodwill impairment	3,507	—	—
Loss on disposition of assets	144	—	—
Provision for doubtful accounts	960	25	289
Provision for excess and obsolete inventory	1,495	—	1,204
Deferred income taxes	(148)	(8)	(81)
Stock-based compensation expense	899	16	14
Changes in operating assets and liabilities:
Restricted cash	845	—	—
Accounts receivables	1,673	(4,490)	(9,838)
Inventories, net	2,856	(825)	(318)
Prepaid expenses, other receivables and other assets	(66)	(1,837)	(5,825)
Accounts payable, accrued expenses and other liabilities	(2,627)	2,510	15,149

Net cash provided by operating activities	2,484	756	5,463

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,978)	(3,918)	(7,698)
Payment for purchase of eCOST, net of cash acquired	(1,299)	—	—
Decrease (increase) in restricted cash	893	1,143	(1,071)

Net cash used in investing activities	(4,384)	(2,775)	(8,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	4,912	2,076	475
Decrease (increase) in restricted cash	(1,109)	50	(359)
Payments on capital lease obligations	(1,504)	(1,199)	(1,134)
Proceeds from debt, net	1,028	1,188	3,266

Net cash provided by financing activities	3,328	2,115	2,248

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(45)	(5)	(93)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,383	91	(1,151)

CASH AND CASH EQUIVALENTS, beginning of period	13,683	13,592	14,743

CASH AND CASH EQUIVALENTS, end of period	$15,066	$13,683	$13,592

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under capital leases	$2,304	$1,125	$1,330

Shares issued to acquire eCOST	$26,778	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Overview
     PFSweb, Inc. and its subsidiaries, including Supplies Distributors, Inc, and eCOST.com, Inc. are collectively referred to as the “Company;” “Supplies Distributors” refers to Supplies Distributors, Inc. and its subsidiaries; “eCOST” refers to eCOST.com, Inc. and its subsidiaries and “PFSweb” refers to PFSweb, Inc. and its subsidiaries excluding Supplies Distributors and eCOST.
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
Supplies Distributors Overview
     Supplies Distributors, PFSweb and International Business Machines Corporation (“IBM”) have entered into master distributor agreements whereby Supplies Distributors acts as a master distributor of various products, primarily IBM product. Pursuant to transaction management services agreements between PFSweb and Supplies Distributors, PFSweb provides transaction management and fulfillment services to Supplies Distributors.
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
eCOST Overview
     eCOST is a multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise, selling products primarily to customers in the United States. eCOST offers products in several merchandise categories, including computer hardware and software, home electronics, digital imaging, watches and jewelry, housewares, DVD movies, video games and cellular/wireless. eCOST carries products from leading manufacturers such as Apple, Canon, Citizen, Denon, Hewlett-Packard, Nikon, Onkyo, Seiko and Toshiba.
     The Company’s liquidity has been negatively impacted as a result of the merger with eCOST. During 2006 eCOST experienced a significant net usage of cash primarily due to losses incurred. As a result, during the process of transitioning and integrating eCOST’s operations, the Company has had to support eCOST’s cash needs to help it achieve a stabilized operational position. The amount of further cash needed to support eCOST operations will depend upon the financing available as well as eCOST’s ability to improve its financial results.
     In the event eCOST is unable to increase its revenue and/or gross profit from its present levels, it may fail to

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
comply with one or more of the financial covenants required under its working capital line of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and demand for payment under the Company parent guaranty. Any acceleration of the repayment of the credit facilities would have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations.
     Management currently believes eCOST will meet the Company’s expectations related to annual savings and overall profitability. Nevertheless, due to the absence of any long-term commitments related solely to eCOST, if eCOST does not meet these expectations, the Company anticipates that it would be able to terminate eCOST’s short-term facility leases, liquidate remaining inventory through the website and reduce certain personnel related costs as needed to satisfy eCOST’s obligations and minimize any impact on the Company’s financial condition.
     The Company expects improvement in eCOST’s profitability in 2007 and beyond as a result of planned efforts to increase sales and improve product mix. In addition, the Company currently expects that eCOST, as part of a combined company, should achieve annual cost savings, as compared to 2006 and pre-merger levels, as a result of essentially completing the integration of eCOST into the Company’s infrastructure. These savings are expected to result from, among other things, the reduction of certain overhead expenses, changes in corporate infrastructure and reduced freight costs, although there can be no assurance that these cost savings will be achieved.
Acquisition of eCOST
     Effective February 1, 2006, a wholly-owned subsidiary of PFSweb merged with and into eCOST, with eCOST surviving the merger as a wholly-owned subsidiary of PFSweb. Each of the 18,858,132 issued and outstanding shares of common stock of eCOST were converted into one share of common stock of the Company. In conjunction with the merger, the Company assumed 36,210 warrants previously issued to a former eCOST warrantholder with an exercise price of $2.00 per share, subject to the terms set forth therein. As a result of the merger, effective February 1, 2006, the Company began consolidating 100% of eCOST’s financial position and results of operations into the Company’s consolidated financial statements. The following table presents selected pro forma information, for comparative purposes, assuming the acquisition had occurred on January 1 for the periods presented (unaudited) (in thousands):

	Year Ended
	2006	2005
Net revenues	$436,187	$506,448
Net loss	(16,120)	(14,452)
Basic and diluted loss per share	(0.38)	(0.35)
     The unaudited pro forma information combines the historical unaudited consolidated statements of the Company’s operations and eCOST’s operations for the years ended December 31, 2006 and 2005 giving effect to the merger and related events as if they had been consummated on January 1 for the periods presented. Pro forma adjustments have been made to reflect the amortization expense relating to the finite lives of certain acquired intangibles, such as trademark name and customer relationships and the reversal of the income tax expense recognized by eCOST in the year ended December 31, 2005.
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
     The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of eCOST have been included in the Company’s consolidated financial statements since the date of acquisition. For purposes of computing the purchase price, the value of the 18.9 million shares of the Company’s common stock issued was $1.42 per common share, based on the average closing price of the Company’s common stock on NASDAQ for the period beginning two days prior to the consummation of the merger and ending on the consummation of the merger. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of February 1, 2006 (in thousands):

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Cash and restricted cash	$1,053
Accounts receivable, net	5,723
Inventories	6,893
Identifiable intangibles	7,380
Property and equipment	479
Other assets	323

Total assets acquired	21,851

Trade accounts payable	8,248
Accrued expenses	3,560
Other liabilities	834

Total liabilities assumed	12,642

Net assets acquired	9,209
Estimated purchase price	28,078

Goodwill acquired	$18,869

     Purchase price for eCOST is as follows (in thousands):

Number of shares of common stock issued	18,858
Multiplied by the Company’s stock price	$1.42

Share consideration	$26,778
Transaction costs	1,300

Purchase price	$28,078

     The above purchase price has been allocated based on estimates of the fair values of assets acquired and liabilities assumed.
     The excess of the purchase price over the fair value of the net assets acquired and liabilities assumed was allocated to goodwill and is included in the eCOST reportable segment. Total goodwill of $18.9 million, none of which is deductible for tax purposes, is not being amortized but is subject to an impairment test each year, using a fair-value-based approach pursuant to SFAS No. 142. The Company is amortizing the identifiable intangible assets acquired on a straight-line basis over their estimated remaining useful lives.
     There are no residual values for any of the intangible assets subject to amortization acquired during the eCOST acquisition. Definite lived intangible assets acquired in the eCOST acquisition consist of (in thousands):

				Estimated
	Fair Value at	Accumulated	Net Carrying	Useful Life
	Acquisition	Amortization	Value	from Acquisition
Trademark name	$4,635	$(425)	$4,210	10 years
Customer relationships	2,745	(324)	2,421	8 years

Total definite lived intangible assets	$7,380	$(749)	$6,631

     Amortization expense for intangible assets is estimated to be approximately $0.8 million annually for each year in the period ending December 31, 2011.
     During the Company’s annual analysis of the carrying value of intangible assets, pursuant to Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, the Company determined that the carrying value of goodwill exceeded the fair value, which resulted in a $3.5 million non-cash write-off of goodwill during the fourth quarter of 2006.
     The Company determined fair value using a combination of the discounted cash flow, market multiple and market capitalization valuation methods.
2. Significant Accounting Policies

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
Principles of Consolidation
     All intercompany accounts and transactions have been eliminated in consolidation.
Investment in Affiliates
     Priority Fulfillment Services, Inc. (“PFS”), a wholly-owned subsidiary of PFSweb, has loaned Supplies Distributors monies in the form of a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Subordinated Note cannot be increased to more than $8.0 million or decreased to lower than $6.0 million without prior approval of the Company’s lenders (see Notes 3 and 4). As of December 31, 2006 and 2005, the outstanding balance of the Subordinated Note, which is eliminated upon the consolidation of Supplies Distributors’ financial position, was $6.5 million and $7.0 million, respectively.
     PFS has also loaned eCOST monies under certain terms of the Company’s debt facilities, which requires outstanding balances of the eCOST loan not to be less than $2.0 million without prior approval of eCOST’s lender or increased above $8.5 million without the approval of PFS’ lender. The outstanding loan balance owed to PFS is $5.9 million as of December 31, 2006. PFSweb has also loaned eCOST $4.7 million as of December 31, 2006.
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
Revenue and Cost Recognition
     Depending on the terms of the customer arrangement, Supplies Distributors recognizes product revenue and product cost either upon the shipment of product to customers or when the customer receives the product. Supplies Distributors permits its customers to return product for credit against other purchases, which include returns for defective products (that Supplies Distributors then returns to the manufacturer) and incorrect shipments. Supplies Distributors provides a reserve for estimated returns and allowances and offers terms to its customers that it believes are standard for its industry.
     Freight costs billed to customers are reflected as components of product revenues. Freight costs incurred are recorded as a component of cost of goods sold.
     Under the master distributor agreements (see Note 6), Supplies Distributors bills IBM for reimbursements of certain expenses, including: pass through customer marketing programs, including rebates and coop funds; certain freight costs; direct costs incurred in passing on any price decreases offered by IBM to Supplies Distributors or its customers to cover price protection and certain special bids; the cost of products provided to replace defective product returned by customers; and certain other expenses as defined. Supplies Distributors records a receivable for these reimbursable amounts as they are incurred with a corresponding reduction in either inventory or cost of product revenue. Supplies Distributors also reflects pass through customer marketing programs as a reduction of product revenue and cost of product revenue.
     eCOST recognizes product revenue, net of estimated returns, promotional discounts, credit card fraud and chargebacks, when both title and risk of loss to the products has transferred to the customer, which eCOST has determined to occur upon receipt of products by the customer. eCOST generally requires payment by credit card

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
upon placing an order, and to a lesser extent, grants credit to business customers on normal credit terms. eCOST permits its customers to return defective product for credit against other purchases.
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
     The Company primarily performs its services under one to three-year contracts that can generally be terminated by either party. In conjunction with these long-term contracts, the Company sometimes receives start-up fees to cover its implementation costs, including certain technology infrastructure and development costs. The Company defers the fees received, and the related costs, and amortizes them over the life of the contract. The amortization of deferred revenue is included as a component of service fee revenue. The amortization of deferred implementation costs is included as a cost of service fee revenue. To the extent implementation costs for non-technology infrastructure and development exceed the fees received, the excess costs are expensed as incurred. The following summarizes the deferred implementation revenues and costs, excluding technology and development costs that are included in property and equipment (in thousands):

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	December 31,	December 31,
	2006	2005
Deferred implementation revenues
Current	$2,046	$1,547
Non-current	832	862

	$2,878	$2,409

Deferred implementation costs
Current	$1,077	$950
Non-current	271	579

	$1,348	$1,529

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
Concentration of Business and Credit Risk
     The Company’s service fee revenue is generated under contractual service fee relationships with multiple client relationships. There was one customer that exceeded 10% of consolidated revenue during the years ended December 31, 2006, 2005 and 2004. A summary of the customer and client concentrations is as follows:

	December 31,	December 31,	December 31,
	2006	2005	2004
Product Revenue (as a percentage of Product Revenue):
Customer 1	11%	14%	9%
Customer 2	9%	12%	12%
Customer 3	8%	11%	11%

Service Fee Revenue (as a percentage of Service Fee Revenue):
Client 1	23%	27%	42%
Client 2	12%	12%	15%
Client 3	19%	16%	—

Consolidated Revenue:
Customer/Client 1	9%	10%	7%
Customer/Client 2	7%	7%	18%

Accounts Receivable:
1 Customer/Client	13%	12%	18%
     PFSweb has provided certain collateralized guarantees of its subsidiaries’ financings and credit arrangements. These subsidiaries’ ability to obtain financing on similar terms would be significantly impacted without these guarantees. Additionally, since Supplies Distributors has limited personnel and physical resources, its ability to conduct business could be materially impacted by any termination of its contract with the party performing product demand generation for the IBM products sold by Supplies Distributors.
     The Company has multiple arrangements with IBM and is dependent upon the continuation of such arrangements. These arrangements, which are critical to the Company’s ongoing operations, include Supplies Distributors’ master distributor agreements, certain of Supplies Distributors’ working capital financing agreements, product sales to IBM business units, and a term master lease agreement.
     A substantial portion of Supplies Distributors’ product revenue was generated by sales of product purchased under master distributor agreements with the Printing System Division of IBM and is dependent on IBM’s business and the continuing market for IBM products. In January 2007. IBM and Ricoh announced the planned formation of a joint

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
venture company based on IBM’s Printing Systems Division. If finalized, upon closing of the agreement, Ricoh will initially acquire 51% of the joint venture, which will be called InfoPrint Solutions Company, and will progressively acquire the remaining 49% over the next three years. The newly formed joint venture company is expected to eventually become a fully owned subsidiary of Ricoh.
     eCOST’s arrangements with its vendors are terminable by either party at will. Loss of any vendors could have a material adverse effect on its financial position, results of operations and cash flows.
Cash and Cash Equivalents
     Cash equivalents are defined as short-term highly liquid investments with original maturities of three months or less.
Restricted Cash
     Restricted cash includes the following items (in thousands):

	December 31,	December 31,
	2006	2005
Current:
Letters of credit security	$150	$525
Customer remittances	2,457	1,139
Bond financing	46	413

Total current	2,653	2,077
Long term:
Letters of credit security	—	150

Total restricted cash	$2,653	$2,227

     The Company has cash restricted as collateral for letters of credit that secure certain debt and lease obligations (see Notes 4 and 9). The letters of credit currently expire during 2007.
     In conjunction with certain of its financing agreements, Supplies Distributors has granted to its lenders a security interest in certain customer remittances received in specified bank accounts (see Note 4). At December 31, 2006 and 2005, these bank accounts held $2.2 million and $1.1 million, respectively, which was restricted and can only be used to reduce the outstanding debt.
     In conjunction with certain of its financing agreements, eCOST has granted to its lender a security interest in certain customer remittances received in specified bank accounts (see Note 4). At December 31, 2006 these bank accounts held $0.2 million, which was restricted and can only be used to reduce the outstanding debt.
Other Receivables and Liabilities
     Other receivables include $10.6 million and $9.8 million as of December 31, 2006 and 2005, respectively, primarily for amounts due from IBM for costs incurred by the Company under the master distributor agreements (see Note 6).
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

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
     Supplies Distributors’ inventories include merchandise in-transit that has not been received by the Company but that has been shipped and invoiced by Supplies Distributors’ vendors. The corresponding payable for inventories in-transit is included in accounts payable in the accompanying consolidated financial statements.
     eCOST inventories include goods in-transit to customers.
     The Company reviews inventory for impairment on a periodic basis, but at a minimum, annually. Recoverability of the inventory on hand is measured by comparison of the carrying value of the inventory to the fair value of the inventory.
Property and Equipment
     The components of property and equipment as of December 31, 2006 and 2005 are as follows (in thousands):

	December 31,	December 31,
	2006	2005	Depreciable Life
Furniture and fixtures	$19,668	$17,399	2-10 years
Purchased and capitalized software costs	12,276	10,473	1-7 years
Computer equipment	10,050	8,611	2-3 years
Leasehold improvements	6,501	5,879	1-9 years
Other, primarily construction-in-progress	354	150	3-7 years

	48,849	42,512

Less-accumulated depreciation and Amortization	(35,965)	(29,472)

Property and equipment, net	$12,884	$13,040

     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the useful life of the related asset or the remaining lease term.
     The Company’s property held under capital leases amount to approximately $3.7 million and $3.3 million, net of accumulated amortization of approximately $10.0 million and $8.3 million, at December 31, 2006 and 2005, respectively.
Long-Lived Assets
     The company reviews long-lived assets for impairment periodically, but at a minimum annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets include property, intangible assets, goodwill and certain other assets. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value would be determined using appraisals, discounted cash flow analysis or similar valuation techniques. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. We record impairment losses in the period in which we determine that the carrying amount is not recoverable. This may require us to make judgments regarding long-term forecasts of our future revenues and costs related to the assets subject to review.
Foreign Currency Translation and Transactions
     For the Company’s Canadian and European operations, the local currency is the functional currency. All assets and liabilities are translated at exchange rates in effect at the end of the period, and income and expense items are translated at the average exchange rates for the period.
     The Company includes currency gains and losses on short-term intercompany advances in the determination

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
of net income. Currency gains and losses, including transaction gains and losses and those on short-term intercompany advances, included in net income or loss were a net gain of approximately $0.3 million, net loss of $0.3 million and a net gain of $0.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company will continue to report gains or losses on intercompany foreign currency transactions that are of a long-term investment nature as a separate component of shareholders’ equity.
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
     The following table shows the pro forma effect on the Company’s net income (loss) and income (loss) per share as if compensation cost had been recognized for stock-based employee compensation plans based on their fair value at the date of the grant. The pro forma effect of stock-based employee compensation plans on the Company’s net income (loss) for the years prior to the Company’s adoption of FAS 123R may not be representative of the pro forma effect for future years due to the impact of vesting and potential future awards.

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004
	(In thousands, except per share amounts)
Net income (loss) as reported	$(747)	$226
Add: Stock-based non-employee compensation expense included in reported net income (loss)	16	14
Deduct: total stock-based employee and non-employee compensation expense determined under fair value based method	(1,002)	(841)

Pro forma net loss, applicable to common stock for basic and diluted computations	$(1,733)	$(601)

Income (loss) per common share – as reported
Basic and diluted	$(0.03)	$0.01

Loss per common share – pro forma
Basic and diluted	$(0.08)	$(0.03)

Impact of Recently Issued Accounting Standards
     In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. The interpretation is effective for fiscal years beginning after December 15, 2006. Any differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.
Income Taxes
     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.
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
Net Income (Loss) Per Common Share
     Basic and diluted net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the reporting period. Stock options not included in the calculation of diluted net income (loss) per share for the years ended December 31, 2006, 2005 and 2004, were 5.9 million, 5.4 million, and 0.7 million, respectively, as the effect would be anti-dilutive. Warrants not included in the calculation of diluted net income (loss) per share for the years ended December 31, 2006, 2005 and 2004, were 0.6 million, 0.4 million and 0.9 million, respectively, as the effect would be anti-dilutive. For the calculation of diluted net income per share for the year ended 2004, weighted average shares outstanding are increased by approximately 2.1 million shares, reflecting the dilutive effect of stock options.
Cash Paid During Year
     The Company made payments for interest of approximately $2.8 million, $2.4 million and $2.2 million and income taxes of approximately $0.5 million, $0.7 million and $0.6 million during the years ended December 31, 2006, 2005, and 2004, respectively (see Notes 3, 4 and 8).
3. Vendor Financing
     Outstanding obligations under vendor financing arrangements consist of the following (in thousands):

	December 31,	December 31,
	2006	2005
Inventory and working capital financing agreements:
United States	$28,037	$30,092
Europe	12,713	12,071

Total	$40,750	$42,163

Inventory and Working Capital Financing Agreement, United States
     Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of IBM

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
products in the United States, providing financing for eligible IBM inventory and for certain other receivables up to $30.5 million through its expiration in March 2007. As of December 31, 2006, Supplies Distributors had $2.3 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $6.5 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (8.75% as of December 31, 2006). At December 31, 2005, the interest was accrued at prime rate plus 1% (8.25% as of December 31, 2005). The facility also includes a monthly service fee.
     On March 28, 2007, Supplies Distributors entered into an amended credit facility with IBM Credit LLC, which extends the termination date through March 2008 and reduces the minimum Subordinated Note balance to $6.0 million. The Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.
Inventory and Working Capital Financing Agreement, Europe
     Supplies Distributors’ European subsidiaries have a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance their distribution of IBM products in Europe. The asset based credit facility with IBM Belgium provides up to 12.5 million Euros (approximately $16.5 million) in financing for purchasing IBM inventory and for certain other receivables through its expiration in March 2007. As of December 31, 2006, Supplies Distributors’ European subsidiaries had 0.3 million euros ($0.4 million) of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors and its European subsidiaries to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors’ European subsidiaries, as well as collateralized guaranties of Supplies Distributors and PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $6.5 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at Euribor plus 1.5% and 2.0% as of December 31, 2006 and 2005, respectively (5.1% and 4.1% as of December 31, 2006 and 2005, respectively). Supplies Distributors’ European subsidiaries pay a monthly service fee on the commitment. The Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.
     On March 28, 2007, Supplies Distributors’ European subsidiaries entered into an amended credit facility with IBM Belgium, which extends the termination date through March 2008, reduces the minimum Subordinated Note balance to $6.0 million. The Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.
4. Debt and Capital Lease Obligations:
     Outstanding obligations under debt and capital lease obligations consist of the following (in thousands):

	December 31,	December 31,
	2006	2005
Loan and security agreements, United States:
Supplies Distributors	$12,102	$11,673
PFSweb	6,985	6,640

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	December 31,	December 31,
	2006	2005
Credit facility — eCOST	—	—
Factoring agreement, Europe	1,039	576
Taxable revenue bonds	4,500	5,000
Master lease agreements	4,742	3,713
Other	510	313

Total	29,878	27,915
Less current portion of long-term debt	23,802	21,626

Long-term debt, less current portion	$6,076	$6,289

Loan and Security Agreement – Supplies Distributors
     Supplies Distributors has a loan and security agreement with Wachovia Bank, N.A. (“Wachovia”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of December 31, 2006, Supplies Distributors had $0.2 million of available credit under this agreement. The Wachovia facility expires on the earlier of March 29, 2007 or the date on which the parties to the IBM master distributor agreement (see Note 6) no longer operate under the terms of such agreement and/or IBM no longer supplies products pursuant to such agreement. Borrowings under the Wachovia facility accrue interest at prime rate to prime rate plus 0.25% or Eurodollar rate plus 2.25% to 2.75%, dependent on excess availability, as defined. The interest rate as of December 31, 2006 was 7.6% for $6.0 million of outstanding borrowings and 8.2% for $6.1 million of outstanding borrowings. This agreement contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $6.5 million and restricted cash of less than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks and Wachovia pursuant to which a security interest was granted to Wachovia for all U.S. and Canadian customer remittances received in specified bank accounts. At December 31, 2006 and December 31, 2005, these bank accounts held $2.2 million and $1.0 million, respectively, which was restricted for payment to Wachovia.
     On March 28, 2007, Supplies Distributors entered into an amended loan and security agreement with Wachovia, which extends the termination date through March 2009, reduces the minimum Subordinate Note balance to $5.5 million and reduces the Eurodollar loan interest rate to LIBOR plus 1.75% from LIBOR plus 2.25%.
Loan and Security Agreement – PFSweb
     PFS has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”). The Comerica Agreement provides for up to $7.5 million of eligible accounts receivable financing (“Working Capital Advances”) through April 2008, a Term Loan of $1.5 million due in monthly installments through December 2007 and $2.5 million of equipment financing (“Equipment Advances”) through June 15, 2008. Outstanding Working Capital Advances, $5.2 million as of December 31, 2006, accrue interest at prime rate plus 1% (9.25% as of December 31, 2006). Outstanding Equipment Advances, ($0.4 million as of December 31, 2006) and the Term Loan ($1.4 million outstanding as of December 31, 2006) accrue interest at prime rate plus 1.5% (9.75% as of December 31, 2006). As of December 31, 2006, PFS had $1.9 million of available credit under the Working Capital Advance portion of this facility and no funds available under the Equipment Advance or Term Loan portions of this facility. In January 2007, the Company repaid the $5.2 million of Working Capital Advances outstanding as of December 31, 2006. The Comerica Agreement contains cross default provisions, various restrictions upon PFS’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum

\

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
liquidity ratio, as defined. The Comerica Agreement restricts the amount of the subordinated note receivable from Supplies Distributors to a maximum of $8 million. Comerica has provided approval for PFS to advance $6.5 million in cash to fund the cash flow requirements of eCOST. As of December 31, 2006, PFS has advanced $5.9 million to eCOST. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb, Inc. The Comerica Agreement requires PFS to maintain a minimum cash balance of $1.3 million at Comerica.
     On April 2, 2007, PFS entered into an amended agreement with Comerica, which increases the maximum Working Capital Advance balance to $10.0 million, eliminates the minimum cash balance requirement and provides the approval for PFS to advance an additional $2.0 million to eCOST, with certain restrictions, if needed.
Credit Facility – eCOST
     eCOST has an asset-based line of credit facility that provides for borrowings of up to $7.5 million from Wachovia Capital Finance Corporation (Western), through May 2009, which is collateralized by substantially all of eCOST’s assets. Borrowings under the facility are limited to a percentage of eligible accounts receivable and inventory. Outstanding amounts under the facility bear interest at rates ranging from the prime rate to the prime rate plus 0.5% (8.75% as of December 31, 2006), depending on eCOST’s financial results. As of December 31, 2006, eCOST had $1.6 million of letters of credit outstanding and $0.9 million of available credit under this facility. In connection with the line of credit, eCOST entered into a cash management arrangement whereby eCOST’s operating amounts are swept and used to repay outstanding amounts under the line of credit. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, and requires a minimum tangible net worth of $0, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.
Factoring Agreement
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million euros (approximately $9.9 million) of eligible accounts receivables through March 2008. As of December 31, 2006, Supplies Distributors’ European subsidiary had approximately 3.5 million euros ($4.6 million) of available credit under this agreement. Borrowings accrue interest at Euribor plus 0.6% (4.2% at December 31, 2006). This agreement contains various restrictions upon the ability of Supplies Distributors’ European subsidiary to, among other things, merge, consolidate and incur indebtedness, as well as financial covenants, such as minimum net worth. This agreement is secured by a guarantee of Supplies Distributors, up to a maximum of 200,000 euros.
Taxable Revenue Bonds
     PFSweb has a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of $5 million MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned the proceeds of the Bonds to PFSweb for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in the Company’s Southaven, Mississippi distribution facility. The Bonds bear interest at a variable rate (5.4% as of December 31, 2006), as determined by Comerica Securities, as Remarketing Agent. PFSweb, at its option, may convert the Bonds to a fixed rate, to be determined by the Remarketing Agent at the time of conversion.
     The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) in the initial face amount of $5.1 million issued by Comerica pursuant to a Reimbursement Agreement between PFSweb and Comerica under which PFSweb is obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has a maturity date of April 2008 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof. If the Letter of Credit is renewed or replaced, the Bonds require

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
future principal repayments of $800,000 in each of January 2008 through 2012. PFSweb has established a sinking fund account with Comerica, which at December 31, 2006 includes $0.04 million restricted for payments on the Bonds.
Debt Covenants
     To the extent the Company or any of its subsidiaries fail to comply with its covenants applicable to its debt or vendor financing obligations, including the monthly financial covenant requirements and required level of stockholders’ equity or net worth, and one or all of the lenders accelerate the repayment of the credit facility obligations, the Company would be required to repay all amounts outstanding thereunder. In particular, in the event eCOST is unable to increase its revenue and/or gross profit from its present levels, it may fail to comply with one or more of the financial covenants required under its working capital line of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and demand for payment under the Company parent guaranty. Any acceleration of the repayment of the credit facilities would have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations.
     PFSweb has also provided a guarantee of the obligations of Supplies Distributors to IBM, excluding the trade payables that are financed by IBM credit.
Master Lease Agreements
     The Company has a Term Lease Master Agreement with IBM Credit Corporation (“Master Lease Agreement”) that provides for leasing or financing transactions of equipment and other assets, which generally have terms of 3 to 5 years. The outstanding leasing transactions ($1.0 million and $0.7 million as of December 31, 2006 and 2005, respectively) are secured by the related equipment and a letter of credit (see Note 2). The outstanding financing transactions ($0.4 million and $0.2 million as of December 31, 2006 and 2005, respectively) are secured by a letter of credit (see Note 2).
     The Company has two master agreements with financing companies that provide for leasing or financing transactions of certain equipment. The amounts outstanding under these agreements as of December 31, 2006 and 2005 were $2.1 million and $2.4 million, respectively, and are secured by the related equipment.
     The Company has other leasing and financing agreements and will continue to enter into those arrangements as needed to finance the purchasing or leasing of certain equipment or other assets. Borrowings under these agreements are generally secured by the related equipment.
Debt and Capital Lease Maturities
     The Company’s aggregate maturities of debt subsequent to December 31, 2006 are as follows (in thousands):

Fiscal year ended December 31,
2007	$21,187
2008	964
2009	904
2010	800
2011	800
Thereafter	800

Total	$25,455

     The following is a schedule of the Company’s future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 2006 (in thousands):

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Fiscal year ended December 31,
2007	$2,879
2008	1,079
2009	594
2010	240
Thereafter	94

Total minimum lease payments	$4,886
Less amount representing interest at rates ranging from 5.5% to 12.4%	(463)

Present value of net minimum lease payments	4,423
Less: Current portion	(2,615)

Long-term capital lease obligations	$1,808

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
Employee Stock Purchase Plan
     In 2000, the Company’s shareholders approved the PFSweb Employee Stock Purchase Plan (the “Stock Purchase Plan”) that is qualified under Section 423 of the Internal Revenue Code of 1986, to provide employees of the Company an opportunity to acquire a proprietary interest in the Company. The Stock Purchase Plan permits each U.S. employee who has completed ninety days of service to elect to participate in the plan. Eligible employees may elect to contribute with after-tax dollars up to a maximum annual contribution of $25,000. The Stock Purchase Plan originally provided for acquisition of the Company’s common stock at a 15% discount to the lower of the beginning or end of a calendar quarter’s market value. In 2005, the Company’s shareholders approved amendments to the Stock Purchase Plan that increased the number of shares of common stock reserved for issuance under the Stock Purchase Plan and effective January 1, 2006 reduced the acquisition price discount to 5% of the market value on the date of purchase. The Company has reserved 4 million shares of its common stock under the Stock Purchase Plan. During the years ended December 31, 2006, 2005 and 2004, the Company issued 54,431, 401,270 and 226,381 shares under the Stock Purchase Plan, respectively. As of December 31, 2006, there were 2,171,489 shares available for further issuance under the Stock Purchase Plan.
Private Placement Transactions
     In November 2003, the Company entered into a Securities Purchase Agreement with certain institutional investors in a private placement transaction pursuant to which the Company issued and sold an aggregate of 1,581,944 shares of its common stock, par value $.001 per share (the “Common Stock”), at $2.16 per share, resulting in gross proceeds of $3.4 million. After deducting expenses, the net proceeds were approximately $3.2 million. In addition to the Common Stock, the investors received one-year warrants to purchase an aggregate 525,692 shares of Common Stock at an exercise price of $3.25 per share and four-year warrants to purchase an aggregate of 395,486 shares of Common Stock at an exercise price of $3.30 per share. In January 2005, 394,685 of the one-year warrants were exercised prior to their expiration, generating net proceeds to the Company of $1.3 million, and 131,277 of the one-year warrants expired unexercised. As a result of the merger with eCOST and the private placement transaction in June 2006, the four-year warrants have been adjusted such that there are now 564,980 warrants outstanding with an exercise price of $2.31 per share.
     In June 2006, the Company entered into a Purchase Agreement and Registration Rights Agreement with certain institutional investors in a private placement transaction pursuant to which the Company issued and sold an aggregate of 5,000,000 shares of its common stock, par value $.001 per share, at $1.00 per share, resulting in

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
gross proceeds of $5.0 million. After deducting expenses, the net proceeds were approximately $4.8 million. The Company has advanced $4.7 million of these proceeds to eCOST as of December 31, 2006.
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
     The Company adopted FAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized during the year ended December 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award. Results for prior periods have not been restated.
     As a result of adoption FAS 123R, stock-based compensation charged against income was $0.9 million for the year ended December 31, 2006. As of December 31, 2006, there was $1.1 million of total unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 0.9 years. Prior to the adoption of FAS 123R, the Company recorded stock-based compensation expense of $16,000 and $14,000 in the years ended December 31, 2005 and 2004, respectively, in connection with stock options to purchase an aggregate of 21,000 shares issued to non-employees.
     As of December 31, 2006, the Company had the following share-based compensation plans:
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
     As of December 31, 2006, there were 2,398,197 shares available for future options under the Stock Option Plans.
     The following table summarizes stock option activity under the Stock Option Plans:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
			Exercise	Contractual	Intrinsic
	Shares	Price Per Share_	Price	Life	Value
Outstanding, December 31, 2005	4,947,950	$0.39—$16.00	$1.30	6.8
Granted	869,500	$0.73—$ 1.46	$1.40
Exercised	(24,752)	$0.39—$ 0.84	$0.42
Canceled	(325,250)	$0.39—$ 2.57	$1.75

Outstanding, December 31, 2006	5,467,448	$0.39—$16.00	$1.30

Exercisable, December 31, 2006	4,588,497	$0.39—$16.00	$1.21	5.7	$919,302

Exercisable and expected to vest, December 31, 2006	5,349,374	$0.39—$16.00	$1.29	5.1	$926,158

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
     The weighted average fair value per share of options granted during the years ended December 31, 2006, 2005 and 2004 was $1.13, $2.07 and $1.40, respectively. The total intrinsic value of options exercised under the Stock Option Plans was $0.02 million, $0.2 million and $0.3 million during the years ended December 31, 2006, 2005 and 2004, respectively.
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
     The following table summarizes stock option activity under the Non-plan Options:

				Weighted
				Average	Aggregate
			Weighted Average	Remaining	Intrinsic
	Shares	Price Per Share	Exercise Price	Contractual Life	Value
Outstanding, December 31, 2005	439,235	$0.91—$10.58	$0.95
Granted	—	$—	$—
Exercised	(5,455)	$0.91	$0.91
Canceled	(750)	$0.91	$0.91

Outstanding, December 31, 2006	433,030	$0.91—$10.58	$0.95	4.9	$81,852

Exercisable, December 31, 2006	433,030	$0.91—$10.58	$0.95	4.9	$81,852

Fair Value
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants of options under the Stock Option Plans:

	Year Ended	Year Ended	Year Ended
	December 31, 2006	December 31, 2005	December 31, 2004
Expected dividend yield	—	—	—
Expected stock price volatility	91% - 103%	104% - 105%	107% - 118%
Risk-free interest rate	4.5% - 5.2%	3.6% - 4.6%	3.9% - 4.8%
Expected life of options (years)	0.5-6	5-6	5
The fair value of each share of common stock granted under the Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004
Expected dividend yield	—	—
Expected stock price volatility	102% - 107%	107% - 115%
Risk-free interest rate	2.3% - 4.0%	0.9% - 2.2%
Expected life of options (months)	3	3
     The weighted average fair value per share of common stock granted under the Stock Purchase Plan granted during the years ended December 31, 2005 and 2004 was $0.98 and $0.74, respectively.
     The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock-price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the Company’s recorded and pro forma stock-based compensation expense could have been different. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the share-based compensation expense could be materially different. The expected life of options has been computed using the simplified method as prescribed by Staff Accounting Bulletin No. 107.
6. Master Distributor Agreements
     Supplies Distributors, PFSweb and IBM have entered into master distributor agreements whereby Supplies Distributors acts as a master distributor of various IBM products and PFSweb provides transaction management and fulfillment services to Supplies Distributors. The master distributor agreements expire in June 2007 and March 2008 and can be extended for additional one-year terms upon mutual agreement by all parties. Under the master distributor agreements, IBM sells product to Supplies Distributors and reimburses Supplies Distributors for certain freight costs, direct costs incurred in passing on any price decreases offered by IBM to Supplies Distributors or its customers to cover price protection and certain special bids, the cost of products provided to replace defective product returned by customers and other certain expenses as defined. Supplies Distributors can return to IBM product rendered obsolete by IBM engineering changes after customer demand ends. IBM determines when a product is obsolete. IBM and Supplies Distributors also have verbal agreements under which IBM reimburses or collects from Supplies Distributors amounts calculated in certain inventory cost adjustments.
     Supplies Distributors passes through to customers marketing programs specified by IBM and administers, along with a party performing product demand generation for the IBM products, such programs according to IBM guidelines.
7. Supplies Distributors
     Pursuant to an operating agreement, Supplies Distributors is restricted from making any distributions to PFSweb if, after giving affect thereto, Supplies Distributors’ net worth would be less than $1.0 million. At December 31, 2006, Supplies Distributors’ net worth was $9.0 million. Under the terms of its amended credit agreements, Supplies Distributors is currently restricted from paying annual cash dividends without the prior approval of its lenders (see Notes 3 and 4). Supplies Distributors has paid dividends to PFSweb of $3.9 million, $1.0 million and $0.8 million in the years ended December 31, 2006, 2005 and 2004, respectively.
8. Income Taxes
     A reconciliation of the difference between the expected income tax expense at the U.S. federal statutory corporate tax rate of 34%, and the Company’s effective tax rate is as follows (in thousands):

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Income tax provision (benefit) computed at statutory rate	$(4,548)	$86	$326
Impact of foreign taxation	(17)	(16)	(9)
Foreign dividends received	850	—	—
Items not deductible for tax purposes	1,704	337	60
Change in valuation reserve	3,285	706	478
Other	(120)	(112)	(121)

Provision for income taxes	$1,154	$1,001	$734

     The consolidated income (loss) before income taxes, by domestic and foreign entities, is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Domestic	$(15,035)	$(1,211)	$(549)
Foreign	1,659	1,465	1,509

Total	$(13,376)	$254	$960

     Current and deferred income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Current
Domestic	$105	$151	$74
State	419	80	49
Foreign	778	778	692

Total current	1,302	1,009	815
Deferred
Domestic	—	—	—
State	(59)	—	—
Foreign	(89)	(8)	(81)

Total deferred	(148)	(8)	(81)

Total	$1,154	$1,001	$734

     The components of the deferred tax asset (liability) are as follows (in thousands):

	December 31,	December 31,
	2006	2005
Deferred tax asset:
Allowance for doubtful accounts	$826	$164
Inventory reserve	1,143	641
Property and equipment	1,800	1,140
Net operating loss carryforwards	19,704	10,129
Other	1,282	670

	24,755	12,744
Less — Valuation reserve	21,950	12,422

Total deferred tax asset	2,805	322
Deferred tax liability:
Intangible assets	(2,254)	—
Other	(160)	(108)

Total deferred tax liability	(2,414)	(108)

Deferred tax asset, net	$391	$214

     Management believes that PFSweb has not established a sufficient history of earnings, on a stand-alone basis, to support the more likely than not realization of certain deferred tax assets in excess of existing taxable temporary differences. A valuation allowance has been provided for these net deferred income tax assets as of December 31, 2006 and 2005. At December 31, 2006, net operating loss carryforwards relate to taxable losses of PFSweb’s Europe subsidiary totaling approximately $10.8 million, PFSweb’s Canada subsidiary totaling approximately $4.3 million and PFSweb’s U.S. subsidiaries totaling

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
approximately $42.6 million that expire at various dates through 2021. The U.S. NOL carryforward includes $4.6 million relating to tax benefits of stock option exercises and, if utilized, will be recorded against additional paid-in-capital upon utilization rather than as an adjustment to income tax expense from continuing operations. The U.S. NOL also includes approximately $21.0 million of NOL acquired through the acquisition of eCOST in February 2006. This acquired NOL carryforward is subject to annual limits under IRS Section 382.
9. Commitments and Contingencies
     The Company leases facilities, warehouse, office, transportation and other equipment under operating leases expiring in various years through December 31, 2012. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced by other leases. The Company also subleases, to a third party, one of its distribution facilities in Memphis, TN through April 2007. Minimum future annual rental payments and sublease receipts under non-cancelable operating leases having original terms in excess of one year are as follows (in thousands):

	Operating
	Lease	Sub-Lease
	Payments	Income
Fiscal year ended December 31,
2007	$8,547	$191
2008	6,414	—
2009	4,970	—
2010	3,557	—
2011	2,423	—
Thereafter	675	—

Total	$26,586	$191

     During the year ended December 31, 2005, the Company relocated certain of its operations and entered into sublease agreements on the former facilities, which resulted in a charge of $0.4 million, which is included in selling, general and administrative expense.
     Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Total rental expense under operating leases approximated $8.7 million, $7.3 million and $5.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Certain landlord required deposits are secured by letters of credit (see Note 2).
     The Company receives municipal tax abatements in certain locations. During 2004 the Company received notice from a municipal authority that it did not satisfy certain criteria necessary to maintain the abatements. In December 2006 the Company received notice that the municipal authority planned to make an adjustment to certain tax abatements. The Company plans to dispute the adjustment, but if the dispute is not resolved favorably, the Company could be assessed additional taxes from January 1, 2004. The Company has not accrued for the additional taxes, which through December 31, 2006 could be approximately $1.5 million, as the Company does not believe that it is probable that an additional assessment will be incurred.
     On May 9, 2005, a lawsuit was filed in the District Court of Collin County, Texas, by J. Gregg Pritchard, as Trustee of the D.I.C. Creditors Trust, naming the former directors of Daisytek International Corporation and the Company as defendants. Daisytek filed for bankruptcy in May 2003 and the Trust was created pursuant to Daisytek’s Plan of Liquidation. The complaint alleges, among other things, that the spin-off of the Company from Daisytek in December 1999 was a fraudulent conveyance and that Daisytek was damaged thereby in the amount of at least $38 million. The Company believes the claim has no merit and intends to vigorously defend the action. Through December 31, 2006, the Company has incurred outstanding legal costs of $0.3 million that have not been paid as the Company expects such costs to be covered by insurance.
     On August 24, 2006, a lawsuit was filed in the Chancery Court of Davidson County, Tennessee, by ClientLogic Corp. alleging, among other things, that the Company breached its obligations under a

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
Confidentiality and Nondisclosure Agreement. The complaint sought injunctive relief and damages in an unspecified amount. In January 2007 the lawsuit was voluntarily dismissed without prejudice.
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
10. Segment and Geographic Information
     The Company is organized into three operating segments: PFSweb is an international provider of integrated business process outsourcing solutions and operates as a service fee business; Supplies Distributors is a master distributor of primarily IBM products; and eCOST is a multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Revenues (in thousands):
PFSweb	$98,946	$87,883	$62,621
Supplies Distributors	244,979	252,902	267,470
eCOST	88,332	—	—
Eliminations	(9,004)	(9,128)	(8,426)

	$423,253	$331,657	$321,665

Income (loss) from operations (in thousands):
PFSweb	$(2,730)	$(5,292)	$(3,495)
Supplies Distributors	7,614	7,275	5,908
eCOST	(16,148)	—	—
Eliminations	—	—	7

	$(11,264)	$1,983	$2,420

Depreciation and amortization (in thousands):
PFSweb	$6,420	$6,112	$4,636
Supplies Distributors	11	—	14
eCOST	1,045	—	—
Eliminations	—	—	(7)

	$7,476	$6,112	$4,643

Capital expenditures (in thousands):
PFSweb	$3,900	$3,918	$7,698
Supplies Distributors	49	—	—
eCOST	29	—	—
Eliminations	—	—	—

	$3,978	$3,918	$7,698

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	December 31,	December 31,
	2006	2005
Assets (in thousands):
PFSweb	$100,229	$60,337
Supplies Distributors	85,249	87,542
eCOST	33,147	—
Eliminations	(54,473)	(16,153)

	$164,152	$131,726

     Geographic areas in which the Company operates include the United States, Europe (primarily Belgium), and Canada. The following is geographic information by area. Revenues are attributed based on the Company’s domicile.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004
Revenues (in thousands):
United States	$334,118	$249,461	$225,300
Europe	88,656	89,603	99,979
Canada	6,937	8,090	9,834
Inter-segment eliminations	(6,458)	(15,497)	(13,448)

	$423,253	$331,657	$321,665

	December 31,	December 31,
	2006_	2005
Long-lived assets (in thousands):
United States	$34,041	$12,321
Europe	1,643	2,280
Canada	57	76

	$35,741	$14,677

11. Employee Savings Plan
     The Company has a defined contribution employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all full-time and part-time U.S. employees are eligible to participate in the plan. The Company, at its discretion, may match employee contributions to the plan and also make an additional matching contribution in the form of profit sharing in recognition of the Company’s performance. During the years ended December 31, 2006, 2005 and 2004, the Company contributed approximately $0.1 million during each period to match 20% of employee contributions.
12. Quarterly Results of Operations (Unaudited)
     Unaudited quarterly results of operations for years ended December 31, 2006 and 2005 were as follows (amounts in thousands except per share data):

	Year Ended December 31, 2006
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Total revenues	$110,668	$109,304	$94,284	$108,997
Total cost of revenues	100,247	99,297	84,871	99,162
Gross profit	10,421	10,007	9,413	9,835
Operating expenses	11,361	12,531	11,944	15,104
Loss from operations	(940)	(2,524)	(2,531)	(5,269)
Net loss	(1,587)	(3,184)	(3,309)	(6,450)
Basic and diluted net loss per share	(0.05)	(0.07)	(0.07)	(0.14)

	Year Ended December 31, 2005
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Total revenues	$81,865	$84,870	$81,492	$83,430
Total cost of revenues	74,555	76,849	72,708	75,041
Gross profit	7,310	8,021	8,784	8,389
Operating expenses	6,966	7,952	8,441	7,162
Income from operations	344	69	343	1,227
Net income (loss)	(214)	(546)	(453)	466
Basic and diluted net income (loss) per share	(0.01)	(0.02)	(0.02)	0.02

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
     The seasonality of the Company’s business is dependent upon the seasonality of its clients’ business and their sale of products. Management believes that with the Company’s current client mix and their clients’ business volumes, the Company’s service fee revenue business activity is expected to be at its lowest in the quarter ended March 31. Supplies Distributors’ product revenue business activity is expected to be at its highest in the quarter ended December 31. eCOST’s business is moderately seasonal, reflecting the general pattern of peak sales for the retail industry during the holiday shopping season. Typically, a larger portion of eCOST’s revenues occur during the first and fourth quarters.

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
     As of June 30, 2006, the Company’s policies and procedures did not provide for an effective review of fraudulent credit card activity. During the quarter ending September 30, 2006, the Company instituted controls to remediate the control deficiency. These controls include procedures to ensure that additional substantiating documentation and support related to the validity of credit card activity is obtained prior to order release. The Company believes this remediation initiative is sufficient to eliminate the material weakness in internal controls over financial reporting discussed above.
     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective in all material respects as of the end of the period covered by this annual report.
     There were no changes to the Company’s internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART III
Item 10. Directors and Executive Officers of the Registrant
     Reference is made to the information to be set forth in the section entitled “Board of Directors” and “Committees of the Board” in the definitive proxy statement in connection with our Annual Meeting of Stockholders (the “Proxy Statement”), which section is incorporated herein by reference. Our Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the last day of our fiscal year ended December 31, 2006.
Item 11. Executive Compensation
     Information required by Part III, Item 11, will be included in the section entitled “Executive Compensation” of our Proxy Statement relating to our annual meeting of stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information required by Part III, Item 12, will be included in the Sections entitled “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement relating to our annual meeting of stockholders and is incorporated herein by reference.
     The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2006:

	Number of securities	Weighted-average	Number of
	to be issued upon	exercise price of	securities
	exercise of	outstanding	remaining
	outstanding options	options and	available for
Plan category (1)	and warrants	warrants	future issuance
Equity compensation plans approved by security holders	5,467,448	$1.30	2,398,197
Equity compensation plans not approved by security holders	433,030	$0.95	—

Total	5,900,478		2,398,197

(1)	See Note 5 to the Consolidated Financial Statements for more detailed information regarding the registrant’s equity compensation plans.
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

2.	Exhibits

Exhibit
Number	Description of Exhibits
2.1 (19)	Agreement and Plan of Merger, dated as of November 29, 2005, by and among PFSweb, Inc., Red Dog Acquisition Corp and eCOST.com, Inc.

3.1 (1)	Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.1.1 (20)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.2 (1)	Amended and Restated Bylaws

4.1 (22)	Purchase Agreement dated as of June 1, 2006 between PFSweb, Inc. and the Purchasers named therein.

4.2 (22)	Registration Rights Agreement dated as of June 1, 2006 between PFSweb, Inc. and the Investors named therein.

10.1 (17)	PFSweb, Inc. 2005 Employee Stock and Incentive Plan.

10.1.1 (25)	PFSweb, Inc. 2007 Management Bonus Plan.
10.2 (17)	PFSweb, Inc. 2005 Employee Stock Purchase Plan.

10.3 (18)	Amendment 3 to Loan and Security Agreement.

10.4 (18)	Amendment 6 to Agreement for Inventory Financing.

10.5 (18)	Amendment 1 to First Amended and Restated Loan and Security Agreement.

10.6 (16)	Amendment 5 to Amended and Restated Platinum Plan Agreement.

10.7 (16)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

10.8 (16)	Amendment No. 5 to Agreement for Inventory Financing.

10.9 (1)	Industrial Lease Agreement between Shelby Drive Corporation and Priority Fulfillment Services, Inc.

10.10 (1)	Lease Contract between Transports Weerts and Priority Fulfillment Services Europe B.V.

10.11 (2)	Form of Change of Control Agreement between the Company and each of its executive officers

10.12 (4)	Ninth Amendment to Lease Agreement by and between AGBRI ATRIUM. L.P., and Priority Fulfillment Services, Inc.

10.13 (5)	Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., Inventory Financing Partners, LLC and IBM Credit Corporation

10.14 (5)	Amended and Restated Collateralized Guaranty by and between Priority Fulfillment Services, Inc. and IBM Credit Corporation

10.15 (5)	Amended and Restated Guaranty to IBM Credit Corporation by PFSweb, Inc.

10.16 (5)	Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation

10.17 (5)	Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors Europe B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

10.18 (5)	Amended and Restated Collateralized Guaranty between Priority Fulfillment Services, Inc. and IBM Belgium Financial Services S.A.

10.19 (5)	Amended and Restated Guaranty to IBM Belgium Financial Services S.A. by PFSweb, Inc.

10.20 (5)	Subordinated Demand Note by and between Supplies Distributors, Inc. and Priority Fulfillment Services, Inc.

Exhibit
Number	Description of Exhibits
10.21 (5)	Notes Payable Subordination Agreement between Congress Financial Corporation (Southwest) and Priority Fulfillment Services, Inc.

10.22 (5)	Guarantee in favor of Congress Financial Corporation (Southwest) by Business Supplies Distributors Holdings, LLC, Priority Fulfillment Services, Inc. and PFSweb, Inc.

10.23 (5)	General Security Agreement by Priority Fulfillment Services, Inc. in favor of Congress Financial Corporation (Southwest).

10.24 (5)	Inducement Letter by Priority Fulfillment Services, Inc. and PFSweb, Inc. in favor of Congress Financial Corporation (Southwest).

10.25 (6)	Form of Executive Severance Agreement between the Company and each of its executive officers.

10.26 (7)	Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., Inventory Financing Partners, LLC and IBM Credit Corporation

10.27 (7)	Amendment to Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors Europe B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

10.28 (7)	Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation

10.29 (7)	Amendment to Factoring agreement dated March 29, 2002 between Supplies Distributors S.A. and Fortis Commercial Finance N.V.

10.30 (8)	Loan and Security Agreement by and between Comerica Bank – California (“Bank”) and Priority Fulfillment Services, Inc. (“Priority”) and Priority Fulfillment Services of Canada, Inc. (“Priority Canada”)

10.31 (8)	Unconditional Guaranty of PFSweb, Inc. to Comerica Bank – California

10.32 (8)	Security Agreement of PFSweb, Inc. to Comerica Bank – California

10.33 (8)	Intellectual Property Security Agreement between Priority Fulfillment Services, Inc. and Comerica Bank – California

10.34 (8)	Amendment 2 to Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

10.35 (8)	Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., and IBM Credit LLC

10.36 (9)	Amendment to factoring agreement dated April 30, 2003 between Supplies Distributors S.A. and Fortis Commercial Finance N.V.

10.37 (9)	Loan and Security Agreement by and between Congress Financial Corporation (Southwest), as Lender and Supplies Distributors, Inc., as Borrower dated March 29, 2002.

10.38 (9)	General Security Agreement – Business Supplies Distributors Holdings, LLC in favor of Congress Financial Corporation (Southwest)

10.39 (9)	Stock Pledge Agreement between Supplies Distributors, Inc. and Congress Financial Corporation (Southwest)

10.40 (9)	First Amendment to General Security Agreement by Priority Fulfillment Services, Inc. in favor of Congress Financial Corporation (Southwest)

10.41 (10)	First Amendment to Loan and Security Agreement made as of September 11, 2003 by and between Priority Fulfillment Services, Inc., Priority Fulfillment Services of Canada, Inc. and Comerica Bank.

10.42 (11)	Securities Purchase Agreement dated as of November 7, 2003 between PFSweb, Inc. and the Purchasers named therein.

Exhibit
Number	Description of Exhibits
10.43 (11)	Form of Four Year Warrant dated as of November 7, 2003 issued to each of the Purchasers pursuant to the Securities Purchase Agreement.

10.44 (12)	Industrial Lease Agreement between New York Life Insurance Company and Daisytek, Inc.

10.45 (12)	First Amendment to Industrial Lease Agreement between New York Life Insurance Company, Daisytek, Inc. and Priority Fulfillment Services, Inc.

10.46 (12)	Second Amendment to Industrial Lease Agreement between ProLogis North Carolina Limited Partnership and Priority Fulfillment Services, Inc.

10.47 (12)	Modification, Ratification and Extension of Lease between Shelby Drive Corporation and Priority Fulfillment Services, Inc.

10.48 (13)	Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., and IBM Credit LLC

10.49 (13)	Amendment 4 to Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

10.50 (13)	Third Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.

10.51 (13)	First Amendment to Loan and Security Agreement by and between Congress Financial Corporation (Southwest), as Lender and Supplies Distributors, Inc., as Borrower.

10.52 (13)	Form of Modification to Executive Severance Agreement.

10.53 (14)	Industrial Lease Agreement by and between Industrial Developments International, Inc. and Priority Fulfillment Services, Inc.

10.54 (14)	Guaranty by PFSweb, Inc. in favor of Industrial Developments International, Inc.

10.55 (14)	Lease between Fleet National Bank and Priority Fulfillment Services, Inc.

10.56 (14)	Guaranty by PFSweb, Inc. in favor of Fleet National Bank

10.57 (14)	Amendment No. 3 to Lease dated as of March 3, 1999 between Fleet National Bank and Priority Fulfillment Services, Inc.

10.58 (15)	Loan Agreement between Mississippi Business Finance Corporation and Priority Fulfillment Services, Inc. dated as of November 1, 2004

10.59 (15)	Placement Agreement between Priority Fulfillment Services, Inc., Comerica Securities and Mississippi Business Finance Corporation

10.60 (15)	Reimbursement Agreement between Priority Fulfillment Services, Inc. and Comerica Bank

10.61 (15)	First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

10.62 (15)	Remarketing Agreement between Priority Fulfillment Services, Inc. and Comerica Securities

10.63 (20)	Amendment to factoring agreement dated December 12, 2005 between Supplies Distributors S.A. and Fortis Commercial Finance N.V.

10.64 (21)	Fourth Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.

10.65 (21)	Amendment 7 to Agreement for Inventory Financing.

10.66 (21)	Amendment 6 to Amended and Restated Platinum Plan Agreement.

10.67 (21)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

Exhibit
Number	Description of Exhibits
10.68 (21)	Second Amendment to Loan and Security Agreement by and between eCOST.com, Inc. and Wachovia Capital Finance Corporation (Western).

10.69 (21)	Amendment 4 to Loan and Security Agreement.

10.70 (21)	Guaranty by PFSweb, Inc., in favor of Wachovia Capital Finance Corporation (Western).

10.71 (21)	Second Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

10.72 (23)	Tenth Amendment to Lease Agreement by and between Plano Atrium, LLC and Priority Fulfillment Services, Inc.

10.73 (24)	Third Amendment to the Loan and Security Agreement by and between eCOST.com, Inc. and Wachovia Capital Finance Corporation (Western).

10.74 (25)	Fifth Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.

10.75 (25)	Amendment 8 to Agreement for Inventory Financing.

10.76 (25)	Fourth Amendment to the Loan and Security Agreement by and between eCOST.com, Inc. and Wachovia Capital Finance Corporation (Western).

10.77 (25)	Amendment 5 to Loan and Security Agreement.

10.78 (25)	Amendment 7 to Amended and Restated Platinum Plan Agreement.

10.79 (25)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

21 (25)	Subsidiary Listing

23.1 (25)	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1 (25)	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2 (25)	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1 (25)	Certifications of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended March 31, 2001

(3)	Incorporated by reference from PFSweb, Inc. Form 10-Q/A for the quarterly period ended September 30, 2001

(4)	Incorporated by reference from PFSweb, Inc. Form 10-K for the transition period ended December 31, 2001

(5)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2002

(6)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2002

(7)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2002

(8)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2003

(9)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2003

(10)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2003

(11)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 10, 2003

(12)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2003

(13)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2004

(14)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2004

(15)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2004.

(16)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2005.

(17)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 14, 2005.

(18)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2005.

(19)	Incorporated by reference from PFSweb, Inc. Current Report on Form 8-K filed on November 30, 2005.

(20)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2005.

(21)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2006.

(22)	Incorporated by reference from PFSweb, Inc. Current Report on Form 8-K filed on June 2, 2006.

(23)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2006.

(24)	Incorporated by reference from PFSweb, Inc. Current Report on Form 8-K filed on November 20, 2006.

(25)	Filed herewith

SCHEDULE I
PFSWEB, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS – PARENT COMPANY ONLY
(In thousands)

	December 31,	December 31,
	2006	2005
ASSETS:
Cash and cash equivalents	$281	$—
Receivable from Priority Fulfillment Services, Inc.	5,478	6,846
Receivable from eCOST.com, Inc.	4,700	—
Investment in subsidiaries	38,381	23,088

Total assets	$48,840	$29,934

LIABILITIES:
Total liabilities	$—	$—
SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	47	23
Additional paid-in capital	91,302	58,736
Accumulated deficit	(44,354)	(29,824)
Accumulated other comprehensive income	1,930	1,084
Treasury stock	(85)	(85)

Total shareholders’ equity	48,840	29,934

Total liabilities and shareholders’ equity	$48,840	$29,934

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

SCHEDULE I
PFSWEB, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS – PARENT COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31
(In thousands)

	2006	2005	2004
EQUITY IN NET INCOME (LOSS) OF CONSOLIDATED SUBSIDIARIES	$(14,530)	$(747)	$226

NET INCOME (LOSS)	$(14,530)	$(747)	$226

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

SCHEDULE I
PFSWEB, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS – PARENT COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31
(In thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,530)	$(747)	$226
Adjustments to reconcile net income (loss) loss to net cash provided by operating activities:
Equity in net (income) loss of consolidated subsidiaries	14,530	747	(226)

Net cash provided by operating activities	—	—	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchase of eCOST.com, Inc., net of cash acquired	(1,299)	—	—

Net cash used in investing activities	(1,299)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,912	2,075	475
Increase in receivable from eCOST.com, Inc.	(4,700)	—	—
Decrease/(increase) in receivable from Priority Fulfillment Services, Inc., net	1,368	(2,075)	(475)

Net cash provided by financing activities	1,580	—	—

NET INCREASE IN CASH	281	—	—

CASH AND CASH EQUIVALENTS, beginning of period	—	—	—

CASH AND CASH EQUIVALENTS, end of period	$281	$—	$—

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

SCHEDULE II
PFSWEB, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31
(Amounts in thousands)

		Additions
		Charges		Balance		Balance
	Balance at	to Cost	Charges	Acquired		at End
	Beginning	and	to Other	via		of
	of Period	Expenses	Accounts	Acquisition	Deductions	Period
Year Ended December 31, 2004:
Allowance for doubtful accounts	$339	289	—	—	(124)	$504
Allowance for slow moving inventory	$1,314	1,204	—	—	(45)	$2,473
Income tax valuation allowance	$11,404	346	475	—	—	$12,225
Year Ended December 31, 2005:
Allowance for doubtful accounts	$504	40	—	—	(60)	$484
Allowance for slow moving inventory	$2,473	(230)	—	—	(704)	$1,539
Income tax valuation allowance	$12,225	107	90	—	—	$12,422
Year Ended December 31, 2006:
Allowance for doubtful accounts	$484	960	—	1,072	(164)	$2,352
Allowance for slow moving inventory	$1,539	1,495	—	—	(47)	$2,987
Income tax valuation allowance	$12,422	3,285	—	6,243	—	$21,950

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

Signature	Title	Date

/s/ MARK C. LAYTON	Chairman of the Board, President and	April 2, 2007
Mark C. Layton	Chief Executive Officer (Principal
Executive Officer)

/s/ THOMAS J. MADDEN	Executive Vice President and Chief	April 2, 2007
Thomas J. Madden	Financial and Accounting Officer
(Principal Financial and Accounting Officer)

/s/ DR. NEIL JACOBS	Director	April 2, 2007
Dr. Neil Jacobs

/s/ TIMOTHY M. MURRAY	Director	April 2, 2007
Timothy M. Murray

/s/ JAMES F. REILLY	Director	April 2, 2007
James F. Reilly

/s/ DAVID I. BEATSON	Director	April 2, 2007
David I. Beatson