Form 10-Q
period 2007-03-31
PFSWEB INC
filed 2007-05-15
CIK 1095315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ___to ___
Commission File Number 000-28275
PFSweb, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2837058

(State of Incorporation)	(I.R.S. Employer I.D. No.)

500 North Central Expressway, Plano, Texas	75074

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (972) 881-2900
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.
Large accelerated filer ☐            Accelerated filer ☐           Non-accelerated filer ☑
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At May 8, 2007 there were 46,563,008 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES
Form 10-Q
March 31, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	March 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,572	$15,066
Restricted cash	852	2,653
Accounts receivable, net of allowance for doubtful accounts of $2,020 and $2,352 at March 31, 2007 and December 31, 2006, respectively	48,292	48,717
Inventories, net of reserves of $2,522 and $2,987 at March 31, 2007 and December 31, 2006, respectively	46,977	47,670
Other receivables	12,825	10,774
Prepaid expenses and other current assets	3,802	3,531

Total current assets	127,320	128,411

PROPERTY AND EQUIPMENT, net	13,057	12,884
IDENTIFIABLE INTANGIBLES	6,429	6,647
GOODWILL	15,362	15,362
OTHER ASSETS	819	848

Total assets	$162,987	$164,152

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$25,036	$23,802
Trade accounts payable	62,072	61,972
Accrued expenses	21,506	21,485

Total current liabilities	108,614	107,259

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	5,918	6,076
OTHER LIABILITIES	1,700	1,977

Total liabilities	116,232	115,312

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 46,563,008 and 46,553,752 shares issued at March 31, 2007 and December 31, 2006, respectively; and 46,476,708 and 46,467,452 outstanding at March 31, 2007 and December 31, 2006, respectively	47	47
Additional paid-in capital	91,511	91,302
Accumulated deficit	(46,715)	(44,354)
Accumulated other comprehensive income	1,997	1,930
Treasury stock at cost, 86,300 shares	(85)	(85)

Total shareholders’ equity	46,755	48,840

Total liabilities and shareholders’ equity	$162,987	$164,152

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2007	2006
REVENUES:
Product revenue, net	$80,457	$90,204
Service fee revenue	16,962	15,919
Pass-through revenue	6,988	4,545

Total net revenues	104,407	110,668

COSTS OF REVENUES:
Cost of product revenue	74,771	84,354
Cost of service fee revenue	12,664	11,348
Pass-through cost of revenue	6,988	4,545

Total costs of revenues	94,423	100,247

Gross profit	9,984	10,421

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	10,992	10,793
STOCK BASED COMPENSATION	209	239
MERGER INTEGRATION EXPENSE	150	193
AMORTIZATION OF IDENTIFIABLE INTANGIBLES	204	136

Total operating expenses	11,555	11,361

Loss from operations	(1,571)	(940)

INTEREST EXPENSE, NET	584	431

Loss before income taxes	(2,155)	(1,371)
INCOME TAX EXPENSE, NET	206	216

NET LOSS	$(2,361)	$(1,587)

NET LOSS PER SHARE:
Basic and Diluted	$(0.05)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and Diluted	46,475	34,904

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,361)	$(1,587)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,994	1,752
Provision for doubtful accounts	67	137
Provision for excess and obsolete inventory	102	63
Deferred income taxes	4	(15)
Stock-based compensation	209	239
Changes in operating assets and liabilities:
Restricted cash	(92)	476
Accounts receivable	472	(1,686)
Inventories, net	739	(2,578)
Prepaid expenses, other receivables and other assets	(2,208)	2,036
Accounts payable, accrued expenses and other liabilities	(354)	4,454

Net cash provided by (used in) operating activities	(1,428)	3,291

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(789)	(690)
Payment for purchase of eCOST, net of cash acquired	—	(1,299)
Decrease in restricted cash	150	573

Net cash used in investing activities	(639)	(1,416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(465)	(384)
Decrease (increase) in restricted cash	1,743	(1,026)
Proceeds from issuance of common stock	—	15
Proceeds from (payments on) debt, net	296	(209)

Net cash provided by (used in) financing activities	1,574	(1,604)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1)	1

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(494)	272

CASH AND CASH EQUIVALENTS, beginning of period	15,066	13,683

CASH AND CASH EQUIVALENTS, end of period	$14,572	$13,955

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under capital leases	$1,237	$187

Share consideration to acquire eCOST	$—	$26,778

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
     Supplies Distributors has obtained certain financing that allows it to fund the working capital requirements for the sale of primarily IBM products. Pursuant to the transaction management services agreements, PFSweb provides to Supplies Distributors such services as managed web hosting and maintenance, procurement support, web-enabled customer contact center services, customer relationship management, financial services including billing and collection services, information management, and international distribution services. Additionally, IBM and Supplies Distributors have outsourced the product demand generation to a third party. Supplies Distributors sells its products in the United States, Canada and Europe.
     All of the agreements between PFSweb and Supplies Distributors were made in the context of a related party relationship and were negotiated in the overall context of PFSweb’s and Supplies Distributors’ arrangement with IBM. Although management believes that the terms of these agreements are generally consistent with fair market values, there can be no assurance that the prices charged to or by each company under these arrangements are not higher or lower than the prices that may be charged by, or to, unaffiliated third parties for similar services.
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
     The Company’s liquidity has been negatively impacted as a result of the merger with eCOST. During the three months ended March 31, 2007 and the year ended December 31, 2006, eCOST experienced a significant net usage of cash primarily due to losses incurred. As a result, during the process of transitioning and integrating eCOST’s operations, the Company has had to support eCOST’s cash needs to

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
help it achieve a stabilized operational position. The amount of further cash needed to support eCOST operations will depend upon the financing available as well as eCOST’s ability to improve its financial results.
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
     Management currently believes eCOST will meet the Company’s expectations related to annual savings and overall profitability. Nevertheless, due to the absence of any long-term commitments related solely to eCOST, if eCOST does not meet these expectations, the Company anticipates that it would be able to terminate certain of eCOST’s short-term facility leases, liquidate remaining inventory through the website and reduce personnel related costs as needed to maintain profitability among the Company’s other segments.
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
Acquisition of eCOST
     Effective February 1, 2006, a wholly-owned subsidiary of PFSweb merged with and into eCOST, with eCOST surviving the merger as a wholly-owned subsidiary of PFSweb. As a result of the merger, effective February 1, 2006, the Company began consolidating 100% of eCOST’s financial position and results of operations into the Company’s consolidated financial statements. The following table presents selected pro forma information, for comparative purposes, assuming the acquisition had occurred on January 1 for the period presented (unaudited) (in thousands):

Three Months Ended
March 31, 2006
Net revenues	$123,602
Net loss	(3,177)
Basic and diluted loss per share	(0.08)
     The unaudited pro forma information combines the historical unaudited consolidated statements of the Company’s operations and eCOST’s operations for the three months ended March 31, 2006 giving effect to the merger and related events as if they had been consummated on January 1 for the period presented. Pro forma adjustments have been made to reflect the amortization expense relating to the finite lives of certain acquired intangibles, such as trademark name and customer relationships.
     The unaudited pro forma information does not reflect operational and administrative cost savings, which are referred to as synergies, that management estimates may be achieved as a result of the merger transaction, or other incremental costs that may be incurred as a direct result of the merger transaction. The unaudited pro forma net revenue and pro forma net loss are not necessarily indicative of the consolidated results of operations for future periods or the results of operations that would have been realized had the Company consolidated eCOST during the period noted.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Basis of Presentation
     The unaudited interim condensed consolidated financial statements as of March 31, 2007, and for the three months ended March 31, 2007 and 2006, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of March 31, 2007, its results of operations for the three months ended March 31, 2007 and 2006 and its cash flows for the three months ended March 31, 2007 and 2006. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.
     Certain prior period data has been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net loss or shareholders’ equity.
2. SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
     All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The recognition and allocation of certain revenues and operating expenses in these consolidated financial statements also require management estimates and assumptions. The Company’s estimates and assumptions are continually evaluated based on available information and experience. Because the use of estimates is inherent in the financial reporting process, actual results could differ from estimates.
Investment in Affiliates
     Priority Fulfillment Services, Inc. (“PFS”), a wholly-owned subsidiary of PFSweb, has loaned Supplies Distributors monies in the form of a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Subordinated Note cannot be increased to more than $8.0 million or decreased to lower than $6.0 million without prior approval of the Company’s lenders. As of March 31, 2007, the outstanding balance of the Subordinated Note, which is eliminated upon the consolidation of Supplies Distributors’ financial position, was $6.0 million.
     PFS has also advanced eCOST monies under certain terms of the Company’s debt facilities, which requires total advances to eCOST not to be less than $2.0 million without prior approval of eCOST’s lender or increased above $8.5 million without the approval of PFS’ lender. The total advances from PFS were $6.4 million as of March 31, 2007. PFSweb has also advanced eCOST $4.7 million as of March 31, 2007.
Concentration of Business and Credit Risk
     The Company’s service fee revenue is generated under contractual service fee relationships with multiple client relationships. One customer exceeded 10% of consolidated revenue during the three months ended March 31, 2007. A summary of the customer and client concentrations is as follows:

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements

	Three Months Ended
	March 31,	March 31,
	2007	2006
Product Revenue (as a percentage of Product Revenue):
Customer 1	14%	8%
Customer 2	10%	9%
Customer 3	9%	12%

Service Fee Revenue (as a percentage of Service Fee Revenue):
Client 1	24%	22%
Client 2	13%	21%
Client 3	13%	12%

Accounts Receivable:
1 Client/Customer	11%	14%
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
     eCOST’s arrangements with its vendors are terminable by either party at will. Loss of any vendors could have a material adverse effect on its financial position, results of operations and cash flows. Sales of HP and HP-related products represented 51% of eCOST’s net revenues (11% of consolidated net revenues) in the three months ended March 31, 2007. Sales of these products in the two month period ended March 31, 2006 were 31% and 6% of eCOST’s net revenues and consolidated net revenues, respectively.
Inventories
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
     The allowance for slow moving inventory was $2.5 million and $3.0 million at March 31, 2007 and December 31, 2006, respectively.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Property and Equipment
     The Company’s property held under capital leases amounted to approximately $4.3 million and $3.7 million, net of accumulated amortization of approximately $10.5 million and $10.0 million, at March 31, 2007 and December 31, 2006, respectively.
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
Cash Paid During Year
     The Company made payments for interest of approximately $0.7 million and $0.4 million and income taxes of approximately $0.4 million and $0.02 million during the three months ended March 31, 2007 and 2006, respectively.
Impact of Recently Issued Accounting Standards
     In 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measurement of tax benefits recognized. Effective January 1, 2007, the Company adopted the provisions of FIN 48; however, there was no impact as a result of adopting such provisions and the amount of unrecognized tax benefits at adoption was insignificant. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
     For federal income tax purposes, tax years that remain subject to examination include years 2003 to 2006. However, the utilization of net operating loss (“NOL”) carryforwards that arose prior to 2003 remain subject to examination through the years such carryforwards are utilized. For Europe tax years that remain subject to examination include years 2004 to 2006. However, the utilization of NOL carryforwards that arose prior to 2004 remain subject to examination through the years such carryforwards are utilized. For Canada, tax years that remain subject to examination include years 1999 to 2006, depending on the subsidiary. For state income tax purposes, the tax years that remain subject to examination include years 2002 to 2006, depending upon the jurisdiction in which the Company files tax returns.
3. COMPREHENSIVE LOSS (in thousands)

	Three Months Ended
	March 31
	2007	2006
Net loss	$(2,361)	$(1,587)
Other comprehensive loss:
Foreign currency translation adjustment	67	203

Comprehensive loss	$(2,294)	$(1,384)

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
4. NET LOSS PER COMMON SHARE
     Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. For the three months ended March 31, 2007 and 2006, outstanding options of 5.9 million and 6.1 million, respectively, to purchase common shares were anti-dilutive and have been excluded from the weighted diluted average share computation. Warrants not included in the calculation of diluted net loss per share for the three months ended March 31, 2007 and 2006 were 0.6 million for each period.
5. VENDOR FINANCING:
Outstanding obligations under vendor financing arrangements consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Inventory and working capital financing agreements:
United States	$26,166	$28,037
Europe	13,378	12,713

Total	$39,544	$40,750

Inventory and Working Capital Financing Agreement, United States
     Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of IBM products in the United States, providing financing for eligible IBM inventory and for certain receivables up to $30.5 million through its expiration in March 2008. As of March 31, 2007, Supplies Distributors had $3.5 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $6.0 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (8.75% as of March 31, 2007). The facility also includes a monthly service fee. The Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.
Inventory and Working Capital Financing Agreement, Europe
     Supplies Distributors’ European subsidiaries have a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance their distribution of IBM products in Europe. The asset based credit facility with IBM Belgium provides up to 12.5 million Euros (approximately $16.6 million) in financing for purchasing IBM inventory and for certain receivables through its expiration in March 2008. As of March 31, 2007, Supplies Distributors’ European subsidiaries had 1.7 million euros ($2.3 million) of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors and its European subsidiaries to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors’ European subsidiaries, as well as collateralized guaranties of Supplies Distributors and PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
from Supplies Distributors of $6.0 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at Euribor plus 1.5% (5.3% as of March 31, 2007). Supplies Distributors’ European subsidiaries pay a monthly service fee on the commitment. The Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.
7. DEBT AND CAPITAL LEASE OBLIGATIONS;
     Outstanding obligations under debt and capital lease obligations consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Loan and security agreements, United States Supplies Distributors	$12,679	$12,102
PFS	7,838	6,985
Credit facility — eCOST	—	—
Factoring agreement, Europe	618	1,039
Taxable revenue bonds	4,000	4,500
Master lease agreements	5,465	4,742
Other	354	510

Total	30,954	29,878
Less current portion of long-term debt	25,036	23,802

Long-term debt, less current portion	$5,918	$6,076

Loan and Security Agreement — Supplies Distributors
     Supplies Distributors has a loan and security agreement with Wachovia Bank, N.A. (“Wachovia”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of March 31, 2007, Supplies Distributors had $1.5 million of available credit under this agreement. The Wachovia facility expires on the earlier of March 29, 2009 or the date on which the parties to the IBM master distributor agreement no longer operate under the terms of such agreement and/or IBM no longer supplies products pursuant to such agreement. Borrowings under the Wachovia facility accrue interest at prime rate or Eurodollar rate plus 1.75% to 2.25%, dependent on excess availability, as defined. The interest rate as of March 31, 2007 was 8.25% for $6.7 million of outstanding borrowings and 7.8% for $6.0 million of outstanding borrowings. This agreement contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $5.5 million and restricted cash of less than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks and Wachovia pursuant to which a security interest was granted to Wachovia for all U.S. and Canadian customer remittances received in specified bank accounts. At March 31, 2007 and December 31, 2006, these bank accounts held $0.5 million and $2.2 million, respectively, which was restricted for payment to Wachovia.
Loan and Security Agreement – PFSweb
     PFS has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”). The Comerica Agreement provides for up to $7.5 million of eligible accounts receivable financing (“Working Capital Advances”) through April 2008, a Term Loan of $1.5 million due in monthly installments through December 2007 and $2.5 million of equipment financing (“Equipment Advances”) through June 15, 2008. Outstanding Working Capital Advances, $6.5 million as of March 31, 2007, accrue interest at prime rate plus 1% (9.25% as of March 31, 2007). Outstanding Equipment Advances, ($0.3 million as of March 31, 2007) and the Term Loan ($1.0 million outstanding as of March 31, 2007), accrue

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
interest at prime rate plus 1.5% (9.75% as of March 31, 2007). As of March 31, 2007, PFS had $0.6 million of available credit under the Working Capital Advance portion of this facility and no available credit under the Equipment Advance or Term Loan portions of this facility. In April 2007, the Company repaid the $6.5 million of Working Capital Advances outstanding as of March 31, 2007. The Comerica Agreement contains cross default provisions, various restrictions upon PFS’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the subordinated note receivable from Supplies Distributors to a maximum of $8 million. Comerica has provided approval for PFS to advance $6.5 million in cash to fund the cash flow requirements of eCOST. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb, Inc.
     On April 2, 2007, PFS entered into an amended agreement with Comerica, which increases the maximum Working Capital Advance balance to $10.0 million and provides the approval for PFS to advance an additional $2.0 million to eCOST, with certain restrictions, if needed.
Credit Facility – eCOST
     eCOST has an asset-based line of credit facility of up to $7.5 million from Wachovia Capital Finance Corporation (Western), through May 2009, which is collateralized by substantially all of eCOST’s assets. Borrowings under the facility are limited to a percentage of eligible accounts receivable and inventory. Outstanding amounts under the facility bear interest at rates ranging from the prime rate to the prime rate plus 0.5% (8.75% as of March 31, 2007), depending on eCOST’s financial results. As of March 31, 2007, eCOST had $1.6 million of letters of credit outstanding and $1.1 million of available credit under this facility. In connection with the line of credit, eCOST entered into a cash management arrangement whereby eCOST’s operating amounts are swept and used to repay outstanding amounts under the line of credit. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, and requires a minimum tangible net worth of $0 million, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.
Factoring Agreement
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million euros (approximately $10.0 million) of eligible accounts receivables through March 2008. As of March 31, 2007, Supplies Distributors’ European subsidiary had approximately 3.5 million euros ($4.7 million) of available credit under this agreement. Borrowings accrue interest at Euribor plus 0.6% (4.5% at March 31, 2007). This agreement contains various restrictions upon the ability of Supplies Distributors’ European subsidiary to, among other things, merge, consolidate and incur indebtedness, as well as financial covenants, such as minimum net worth. This agreement is secured by a guarantee of Supplies Distributors, up to a maximum of 200,000 euros.
Taxable Revenue Bonds
     PFSweb has a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of $5 million MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned the proceeds of the Bonds to PFSweb for the purpose of financing the acquisition and

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
installation of equipment, machinery and related assets located in the Company’s Southaven, Mississippi distribution facility. The Bonds bear interest at a variable rate (5.4% as of March 31, 2007), as determined by Comerica Securities, as Remarketing Agent. PFSweb, at its option, may convert the Bonds to a fixed rate, to be determined by the Remarketing Agent at the time of conversion.
     The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) in the initial face amount of $5.1 million issued by Comerica pursuant to a Reimbursement Agreement between PFSweb and Comerica under which PFSweb is obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has a maturity date of April 2008 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof. If the Letter of Credit is renewed or replaced, the Bonds require future principal repayments of $800,000 in each of January 2008 through 2012.
Debt Covenants
     To the extent the Company or any of its subsidiaries fail to comply with its covenants applicable to its debt or vendor financing obligations, including the monthly financial covenant requirements and required level of shareholders’ equity or net worth, and one or all of the lenders accelerate the repayment of the credit facility obligations, the Company would be required to repay all amounts outstanding thereunder. In particular, in the event eCOST is unable to increase its revenue and/or gross profit from its present levels, it may fail to comply with one or more of the financial covenants required under its working capital line of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and demand for payment under the Company parent guaranty. Any acceleration of the repayment of the credit facilities would have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations.
Master Lease Agreements
     The Company has a Term Lease Master Agreement with IBM Credit Corporation (“Master Lease Agreement”) that provides for leasing or financing transactions of equipment and other assets, which generally have terms of 3 to 5 years. The outstanding leasing transactions ($1.2 million and $1.0 million as of March 31, 2007 and December 31, 2006, respectively) are secured by the related equipment.
     The Company has two master agreements with financing companies that provide for leasing or financing transactions of certain equipment. The amounts outstanding under these agreements were $1.9 million and $2.1 million as of March 31, 2007 and December 31, 2006, respectively, and are secured by the related equipment.
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

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements

	Three Months Ended
	March 31,
	2007	2006
Revenues (in thousands):
PFSweb	$26,084	$22,988
Supplies Distributors	58,810	68,415
eCOST	21,647	21,789
Eliminations	(2,134)	(2,524)

	$104,407	$110,668

Income (loss) from operations (in thousands):
PFSweb	$(1,612)	$(529)
Supplies Distributors	1,367	1,755
eCOST	(1,326)	(2,166)
Eliminations	—	—

	$(1,571)	$(940)

Depreciation and amortization (in thousands):
PFSweb	$1,745	$1,561
Supplies Distributors	4	—
eCOST	245	191
Eliminations	—	—

	$1,994	$1,752

Capital expenditures (in thousands):
PFSweb	$738	$650
Supplies Distributors	7	34
eCOST	44	6
Eliminations	—	—

	$789	$690

	March 31,	December 31,
	2007	2006
Assets (in thousands):
PFSweb	$100,782	$100,229
Supplies Distributors	85,132	85,249
eCOST	32,861	33,147
Eliminations	(55,788)	(54,473)

	$162,987	$164,152

9. COMMITMENTS AND CONTENGENCIES
     The Company receives municipal tax abatements in certain locations. During 2004 the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements. In December 2006, the Company received notice that the municipal authority planned to make an adjustment to certain tax abatements. The Company plans to dispute the adjustment, but if the dispute is not resolved favorably, the Company could be assessed additional taxes from January 1, 2004. The Company has not accrued for the additional taxes, which through March 31, 2007 could be approximately $1.5 million, as it does not believe that it is probable that an additional assessment will be incurred.
     On May 9, 2005, a lawsuit was filed in the District Court of Collin County, Texas, by J. Gregg Pritchard, as Trustee of the D.I.C. Creditors Trust, naming the former directors of Daisytek International Corporation and the Company as defendants. Daisytek filed for bankruptcy in May 2003 and the Trust was created pursuant to Daisytek’s Plan of Liquidation. The complaint alleges, among other things, that the spin-off of the Company from Daisytek in December 1999 was a fraudulent conveyance and that Daisytek was damaged thereby in the amount of at least $38 million. The Company believes the claim has no merit and intends to vigorously defend the action. Through March 31, 2007, the Company has incurred

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
outstanding legal costs of $0.8 million, which have not been paid as the Company expects such costs to be covered by insurance. On May 3, 2007, the Court granted certain motions for summary judgment filed by the Company and certain of the former Daisytek directors. We believe that as a result of this ruling, all of the claims against the Company and certain of the defendants have been dismissed; however, the ruling is subject to objection and/or appeal.
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
Forward-Looking Information
     We have made forward-looking statements in this Report on Form 10-Q. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “seek,” “strive,” “believe,” “expect,” “anticipate,” “predict,” “potential,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “target” and “estimate” or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to those set forth above or elsewhere in this Report on Form 10-Q and our Form 10-K for the year ended December 31, 2006, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:
•	our ability to retain and expand relationships with existing clients and attract and implement new clients;

•	our reliance on the fees generated by the transaction volume or product sales of our clients;

•	our reliance on our clients’ projections or transaction volume or product sales;

•	our dependence upon our agreements with IBM;

•	our dependence upon our agreements with our major clients;

•	our client mix, their business volumes and the seasonality of their business;

•	our ability to finalize pending contracts;

•	the impact of strategic alliances and acquisitions;

•	trends in e-commerce, outsourcing, government regulation both foreign and domestic and the market for our services;

•	whether we can continue and manage growth;

•	increased competition;

•	our ability to generate more revenue and achieve sustainable profitability;

•	effects of changes in profit margins;

•	the customer and supplier concentration of our business;

•	the unknown effects of possible system failures and rapid changes in technology;

•	foreign currency risks and other risks of operating in foreign countries;

•	potential litigation;

•	potential delisting;

•	our dependency on key personnel;

•	the impact of new accounting standards and changes in existing accounting rules or the interpretations of those rules;

•	our ability to raise additional capital or obtain additional financing;

•	our ability and the ability of our subsidiaries to borrow under current financing arrangements and maintain compliance with debt covenants;

•	relationship with and our guarantees of certain of the liabilities and indebtedness of our subsidiaries;

•	whether outstanding warrants issued in a prior private placement will be exercised in the future;

•	our ability to successfully achieve the anticipated benefits of the merger:

•	eCOST’s potential indemnification obligations to its former parent;

•	eCOST’s ability to maintain existing and build new relationships with manufacturers and vendors and the success of its advertising and marketing efforts;

•	eCOST’s ability to increase its sales revenue and sales margin and improve operating efficiencies; and

•	eCOST’s ability to generate a profit and cash flows sufficient to cover the values of its intangible assets.
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
     First, in our business process outsourcing business we derive our revenues from a broad range of services, including professional consulting, technology collaboration, order management, managed web hosting and web development, customer relationship management, financial services including billing and collection services and working capital solutions, kitting and assembly services, information management and international fulfillment and distribution services. We offer our services as an integrated solution, which enables our clients to outsource their complete infrastructure needs to a single source and to focus on their core competencies. Our distribution services are conducted at warehouses that we lease or manage and include real-time inventory management and customized picking, packing and shipping of our clients’ customer orders. We currently offer the ability to provide infrastructure and distribution solutions to clients that operate in a range of vertical markets, including technology manufacturing, computer products, printers, cosmetics, fragile goods, high security collectibles, pharmaceuticals, contemporary home furnishings, apparel, aviation, telecommunications and consumer electronics, among others.
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
     Growth is a key element to achieving our future goals, including achieving and maintaining sustainable profitability. Growth in our business process outsourcing segment is driven by two main elements: new client relationships and organic growth from existing clients. We focus our sales efforts on larger contracts with brand-name companies within two primary target markets, which, by nature, require a longer duration to close but also often prove to be higher-quality and longer duration engagements. Our results for the three months ended March 31, 2007 include approximately $1.9 million of new revenue including certain incremental projects.
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
     Cost of product revenues — consists of the purchase price of product sold and freight costs, which are reduced by certain reimbursable expenses. These reimbursable expenses include pass-through customer marketing programs, direct costs incurred in passing on any price decreases offered by vendors to cover price protection and certain special bids, the cost of products provided to replace defective product returned by customers and certain other expenses as defined under the master distributor agreements. Vendor marketing programs, such as co-op advertising, also reduce cost of product revenue.
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
     Operating expenses — consist primarily of selling, general and administrative (“SG&A”) expenses such as compensation and related expenses for sales and marketing staff, advertising, on-line marketing and catalog production, distribution costs (excluding freight) applicable to the Supplies Distributors and eCOST businesses, executive, management and administrative personnel and other overhead costs, including certain occupancy and information technology costs and depreciation and amortization expenses.
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

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Product revenue, net	77.1%	81.5%
Service fee revenue	16.2	14.4
Pass-through revenue	6.7	4.1

Total revenues	100.0	100.0

Cost of product revenue (as % of product revenue)	92.9	93.5
Cost of service fee revenue (as % of net service fee revenue)	74.7	71.3
Cost of pass-through revenue (as % of pass- through revenue)	100.0	100.0

Total costs of revenues	90.4	90.6

Gross profit	9.6	9.4
Operating expenses	11.1	10.3

Loss from operations	(1.5)	(0.9)
Interest expense, net	0.6	0.4

Loss before income taxes	(2.1)	(1.3)
Income tax expense	0.2	0.2

Net loss	(2.3)%	(1.5)%

Results of Operations for the Interim Periods Ended March 31, 2007 and 2006
     Product Revenue. Product revenue was $80.5 million for the three months ended March 31, 2007, as compared to $90.2 million for the three months ended March 31, 2006, a decrease of $9.7 million, or 10.8%. Product revenue for the three months ended March 31, 2007 includes three months of activity for eCOST as compared to two months in the three month period ended March 31, 2006 following the acquisition of eCOST in February 2006. eCOST’s product revenue was comparable for the periods presented. Supplies Distributors product revenue decreased $9.6 million, or 14.0%, primarily due to incremental vendor promotion activity in the 2006 period that did not occur in 2007, the impact of foreign currency fluctuations, as well as reduced volumes of product sales.
     Service Fee Revenue. Service fee revenue was $17.0 million for the three months ended March 31, 2007 as compared to $15.9 million for the three months ended March 31, 2006, an increase of $1.1 million or 6.6%. Service fee revenue for the three months ended March 31, 2007 and 2006 included increased service fees generated from incremental projects with certain client relationships. The change in service fee revenue is shown below ($ millions):

Three
Months
Period ended March 31, 2006	$15.9
New service contract relationships, including certain incremental projects under new contracts	1.9
Change in existing client service fees from organic growth and certain incremental projects with existing clients	0.1
Terminated clients not included in 2007 revenue	(0.9)

Period ended March 31, 2007	$17.0

     Cost of Product Revenue. Cost of product revenue was $74.8 million for the three months ended March 31, 2007, as compared to $84.4 million for the three months ended March 31, 2006, a decrease of $9.6 million or 11.4%. Cost of product revenue for the three months ended March 31, 2007 includes three months of activity for eCOST as compared to two months in the three month period ended March 31, 2006 following the acquisition of eCOST in February 2006. eCOST’s cost of product revenue decreased $0.6 million or 2.8%. As a percentage of product revenue eCOST’s cost of product revenue decreased to 91.6% during the three month period ended March 31, 2007 from 93.6% in the period ended March 31, 2006. The resulting gross margin for eCOST was 8.4% in the 2007 period and 6.4% during the 2006 period. Gross margin for eCOST for the period ended March 31, 2006 included approximately $0.4 million of a loss applicable to a sales transaction to a former eCOST customer. Excluding this matter, eCOST’s gross margin for the period ended March 31, 2006 would have been 8.1%. Gross margin for eCOST is improving from the levels in the prior year due to improved product pricing controls and freight initiatives. Cost of product revenue for Supplies Distributors decreased $9.1 million or 14.1% primarily as the result of decreased sales volumes of certain products. Cost of product revenue, as a percent of product revenue, for Supplies Distributors, was 93.4% during the three months ended March 31, 2007 and 93.5% for the comparable 2006 period. The resulting gross profit margin was 6.6% for the three months ended March 31, 2007 and 6.5% for the same period in 2006.
     Cost of Service Fee Revenue. Cost of service fee revenue was $12.7 million for the three months ended March 31, 2007, as compared to $11.3 million during the three months ended March 31, 2006, an increase of $1.4 million or 11.7%. The resulting service fee gross profit was $4.3 million or 25.3% of service fee revenue, during the three months ended March 31, 2007 as compared to $4.6 million, or 28.7% of service fee revenue for the three months ended March 31, 2006. The decrease in gross profit as a percent of service fees for the three months ended March 31, 2007 is primarily due to fewer, higher gross margin projects during 2007 than in the prior year, and due to lower gross margins earned in 2007 on certain new clients, which generally operate at lower gross margins in the first several quarters after implementation. As we add new service fee revenue in the future, we currently intend to target the underlying contracts to earn an average gross profit percentage of 25-35%, but we have and may continue to accept lower gross margin percentages on certain contracts depending on contract scope and other factors.
     Operating Expenses. Operating expenses were $11.5 million for the three months ended March 31, 2007, or 11.1% of total net revenues, as compared to $11.4 million, or 10.3% of total net revenues, for the three months ended March 31, 2006. Operating expenses for the three months ended March 31, 2007 include three months of activity for eCOST as compared to only two months in the three month period ended March 31, 2006 following the acquisition of eCOST in February 2006. eCOST’s operating expenses declined during 2007 by $0.4 million as compared to the prior year primarily due to the realization of savings through the reduction of certain advertising and overhead expenses, changes in corporate infrastructure expenses and operating efficiencies attained as a result of the eCOST integration. Excluding eCOST, operating expenses were $8.4 million, or 10.2% of total net revenues, during the 2007 period and $7.8 million or 8.8% in the prior year period. The increase in operating expenses is primarily due to increased travel and facility related costs and the impact of exchange rates related to our European and Canadian operations as compared to the prior year.
     Interest Expense, net. Net interest expense was $0.6 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively primarily due to higher debt balances to support working capital needs and increased interest rates.
     Income Taxes. For the three months ended March 31, 2007 and 2006, we recorded a tax provision of $0.2 million for each period primarily associated with our subsidiary Supplies Distributors’ Canadian and European operations. We did not record an income tax benefit associated with our consolidated net loss in our U.S. operations or for our PFSweb Canadian pre-tax losses in the current or prior periods. A valuation allowance has been provided for the majority of our net deferred tax assets as of March 31, 2007 and December 31, 2006, which are primarily related to our net operating loss carryforwards, and certain foreign deferred tax assets. We expect that we will continue to record an income tax provision associated with Supplies Distributors’ Canadian and European results of operations.
Liquidity and Capital Resources
     Net cash used in operating activities was $1.4 million for the three months ended March 31, 2007, and primarily resulted from a $2.2 million increase in prepaid expenses, other receivables and other current assets, a $0.4 million decrease in accounts payable, accrued expenses and other liabilities and a $0.1 million increase in restricted cash, partially offset by a decrease in inventories of $0.7 million and a decrease in accounts receivable of $0.5 million.

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
     Net cash used in investing activities for the three months ended March 31, 2007 totaled $0.6 million, representing capital expenditures of $0.8 million partially offset by a decrease in restricted cash of $0.2 million.
     Net cash used in investing activities for the three months ended March 31, 2006 totaled $1.4 million, representing capital expenditures of $0.7 million and cash paid to acquire eCOST, net of cash acquired, of $1.3 million, partially offset by a decrease in restricted cash of $0.6 million.
     Capital expenditures have historically consisted primarily of additions to upgrade our management information systems, and general expansion of our facilities, both domestic and foreign. We expect to incur capital expenditures to support new contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate that our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months will be approximately $6 to $9 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients as well as the eCOST infrastructure. To maintain our current operating cash position, a portion of these expenditures may be financed through debt, operating or capital leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event that we do not obtain the financing or achieve the revenue necessary to support such investments.
     Net cash provided by financing activities was approximately $1.6 million for the three months ended March 31, 2007, primarily representing $1.7 million decrease in restricted cash and $0.3 million of proceeds on debt, partially offset by $0.5 million of payments on capital leases.
     Net cash used in financing activities was approximately $1.6 million for the three months ended March 31, 2006, primarily representing a $1.0 million increase in restricted cash, $0.2 million of payments on debt and $0.4 million of payments on capital leases.
     Our liquidity has been negatively impacted as a result of the merger with eCOST. During 2006 and the three months ended March 31, 2007, eCOST experienced a significant net usage of cash primarily due to losses incurred. During the three months ended March 31, 2007, eCOST experienced a further net usage of cash primarily due to losses incurred, although at a reduced rate than in 2006. As a result, during the process of transitioning and integrating the eCOST operations, we have had to support eCOST’s cash needs to help it achieve a stabilized operational position. The amount of further cash needed to support eCOST operations will depend upon the financing available as well as eCOST’s ability to improve its financial results.
     We initially targeted that eCOST, as part of a combined Company, would achieve annual recurring cost savings of approximately $4 million to $5 million, dependent upon sales volumes, as compared to pre-merger levels. These targeted savings were expected to result from, among other things, the reduction of certain overhead expenses, changes in corporate infrastructure and reduced freight costs. As we have now completed the integration of eCOST into our infrastructure, we have begun to realize the expected benefits of many of these cost savings initiatives, though due to reduced sales volumes, the freight cost savings that have occurred are less than originally anticipated.
     During the three months ended March 31, 2007, our working capital decreased to $18.7 million from $21.2 million at December 31, 2006, primarily as a result of the use of cash to support operating losses. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities, entering into new debt agreements or transferring to third parties a portion of our subordinated loan balance due from Supplies Distributors. In conjunction with certain of these alternatives, we may be required to provide certain letters of credit to secure these arrangements. No assurances can be given that we will be successful in obtaining any additional financing or the terms thereof. We currently believe that our cash position, financing available under our credit facilities and funds generated from operations (including our anticipated revenue growth and/or cost reductions to offset lower than anticipated revenue growth) will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our lease obligations, and additional loans to our subsidiaries Supplies Distributors and eCOST, if necessary, for at least the next twelve months.
     The following is a schedule of our total contractual cash obligations which is comprised of operating leases, debt, vendor financing and capital leases (excluding interest) as of March 31, 2007, (in millions):

	Payments Due By Period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Debt and vendor financing	$65,589	$61,946	$1,936	$1,707	$—
Capital lease obligations	4,909	2,632	1,795	482	—
Operating leases	24,412	8,021	10,870	5,321	200

Total	$94,910	$72,599	$14,601	$7,510	$200

     As of March 31 2007, we had $0.8 million of cash restricted for payment of capital expenditures or repayments to lenders. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain of our subsidiaries’ credit facilities. Many of these facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other credit facilities and agreements. These covenants include minimum levels of net worth for the individual borrower subsidiaries and restrictions on the ability of the borrower subsidiaries to advance funds to other borrower subsidiaries. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. In particular, in the event eCOST is unable to increase its revenue and/or gross profit from its present levels, it may fail to comply with one or more of the financial covenants required under its working capital line of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and payment under our parent guaranty. A requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of March 31, 2007, we were in compliance with all debt covenants. We do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.
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
     To finance their distribution of IBM products, Supplies Distributors and its subsidiaries have short-term credit facilities with IBM Credit LLC (“IBM Credit”) and IBM Belgium Financial Services S.A. (“IBM Belgium”). We have provided a collateralized guaranty to secure the repayment of these credit facilities. These asset-based credit facilities provided financing for up to $30.5 million and up to 12.5 million Euros (approximately $16.6 million) with IBM Credit and IBM Belgium, respectively. These agreements expire in March 2008.
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
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million Euros (approximately $10.0 million) of eligible accounts receivables through March 2008.
     These credit facilities contain cross default provisions, various restrictions upon the ability of Supplies Distributors and its subsidiaries to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as cash flow from operations, annualized revenue to working capital, net profit after tax to revenue, minimum net worth and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, we are required to maintain a subordinated loan to Supplies Distributors of no less than $6.0 million, maintain restricted cash of less than $5.0 million, are restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure and a minimum shareholders’ equity of at least $18.0 million. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or its subsidiaries under these facilities if they are unable to do so. We have also provided a guarantee of the obligations of Supplies Distributors and its subsidiaries to IBM, excluding the trade payables that are financed by IBM credit.
     Our subsidiary, Priority Fulfillment Services, Inc. (“PFS”), has entered into a Loan and Security Agreement with Comerica Bank (“Comerica”), which provides for up to $10.0 million of eligible accounts receivable financing through March 2008, provided a $1.5 million Term Loan due in equal monthly installments through December 2007 and provided for up to $2.5 million of eligible equipment purchases through June 2008. We entered this Agreement to supplement our existing cash position, and provide funding for our current and future operations, including our targeted growth. The Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, and a minimum liquidity ratio, as defined. The agreement also limits PFS’ ability to increase the subordinated loan to Supplies Distributors to more than $8.0 million or advance more than $8.5 million to eCOST without Comerica’s approval. The agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb.
     eCOST currently has an asset-based line of credit facility of up to $7.5 million with Wachovia Capital Finance Corporation (Western), which is collateralized by substantially all of eCOST’s assets and expires in May 2009. Borrowings under the facility are limited to a percentage of eligible accounts receivable and letter of credit availability is limited to a percentage of accounts receivable and inventory. As of March 31, 2007, eCOST had $1.6 million of letters of credit outstanding and $1.1 million of available under this facility. Outstanding amounts under the facility bear interest at rates ranging from the prime rate to the prime rate plus 0.5% (8.75% as of March 31, 2007), depending on eCOST’s financial results. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as a minimum tangible net worth of $0 million, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.
     In 2003, we entered into a Securities Purchase Agreement with certain institutional investors in a private placement transaction pursuant to which we issued and sold an aggregate of 1.6 million shares of our common stock (the “Common Stock”), In addition to the Common Stock, the investors received certain warrants to purchase shares of Common Stock at a specified exercise price. The adjusted exercise price of the outstanding warrants is $2.31 per share and the adjusted number of warrants is 564,980. In addition, in connection with the merger with eCOST, we assumed outstanding warrants to issue an aggregate of 36,210 shares of common stock at an exercise price of $2.00 per share, subject to the terms set forth therein.

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
     In June 2006, we entered into a Securities Purchase Agreement with certain institutional investors in a private placement transaction pursuant to which we issued and sold an aggregate of 5.0 million shares of our common stock, par value $.001 per share, at $1.00 per share, resulting in gross proceeds of $5.0 million. After deducting expenses, the net proceeds were approximately $4.8 million. We have advanced the net proceeds to eCOST to support its operating requirements.
     To the extent we fail to comply with the various debt covenants described above, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. Any requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of March 31, 2007, we were in compliance with all debt covenants.
     Through our merger with eCOST, we have aligned the core strengths of each company, to leverage our operational infrastructure and technology expertise with eCOST’s customer base and supplier relationships. We initially targeted to achieve $4 million to $5 million in annual cost savings, dependent upon sales volumes, as compared to pre-merger levels. These targeted savings were expected to result from, among other things, reductions in the following costs:
•	Certain redundant administrative and public company activities;

•	Excess capacity and other related facility expenses;

•	Technology, telecommunications and operational costs; and

•	Overall outbound freight costs due to additional freight options.
     As we have now completed the integration of eCOST into our infrastructure, we have begun to realize the expected benefits of many of these cost saving initiatives, though due to reduced sales volumes, the freight cost savings that have occurred are less than originally anticipated.
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
     We can provide no assurance that such plans or the underlying financial benefits will be achieved. Additionally, even with such plans, we expect that eCOST will operate at a loss during 2007 and will require further funding to support its operations.
     eCOST has historically incurred significant operating losses and used cash to fund its operations. As a result, we have been required to invest cash to fund eCOST’s operations, which we may not be able to continue to do without approval from our lenders. The amount of further cash needed to support eCOST operations depends upon the financing available under its credit line as well as eCOST’s ability to improve its financial results. Through May 15, 2007, we have advanced $11.1 million to eCOST to fund eCOST’s cash flow requirements and have lender approval to advance an additional $2.1 million, with certain restrictions, if needed. In the event we need to invest further cash to eCOST, we may be required to seek approval from our lenders to provide such funds. We can provide no assurance that we will receive such approval from our lenders or any terms or conditions required by our lenders in order to obtain such approval. In addition, PFSweb has provided a guaranty of eCOST’s bank line of credit and certain eCOST vendor trade payables.
     If eCOST is unable to meet its requirements under its debt obligations and bank facility, the guarantees referred to above could be called upon.
     We receive municipal tax abatements in certain locations. During 2004 we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements. In December 2006, we received notice that the municipal authority planned to make an adjustment to our tax abatement. We plan to dispute the adjustment, but if the dispute is not resolved favorably, additional taxes of $1.5 million could be assessed against us through March 31, 2007.
     On May 9, 2005, a lawsuit was filed in the District Court of Collin County, Texas, by J. Gregg Pritchard, as Trustee of the D.I.C. Creditors Trust, naming the former directors of Daisytek International Corporation and the Company as defendants. Daisytek filed for bankruptcy in May 2003 and the Trust was created pursuant to Daisytek’s Plan of Liquidation. The complaint alleges, among other things, that the spin-off of the Company from Daisytek in December 1999 was a fraudulent conveyance and that Daisytek was damaged thereby in the amount of at least $38 million. We believe the claim has no merit and are vigorously defending the action. Through March 31, 2007, we have incurred outstanding legal costs of approximately $0.8 million which have not been paid as we expect such costs to be covered by insurance. On May 3, 2007, the Court granted certain motions for summary judgment filed by the Company and certain of the former Daisytek directors. We believe that as a result of this ruling, all of the claims against the Company and certain of the defendants have been dismissed; however, the ruling is subject to objection and/or appeal.
     On July 12, 2004, eCOST received correspondence from MercExchange LLC alleging infringement of MercExchange’s U.S. patents relating to e-commerce and offering to license its patent portfolio to eCOST. On July 15, 2004, eCOST received a follow-up letter from MercExchange specifying which of its technologies MercExchange believed infringed certain of its patents, alone or in combination with technologies provided by third parties. Some of those patents are currently being litigated by third parties, and we are not involved in those proceedings. In addition, three of the four patents identified by MercExchange are under reexamination at the U.S. Patent and Trademark Office, which may or may not result in the modification of those claims. In the July 15 letter, MercExchange also advised eCOST that it has a number of applications pending for additional patents. MercExchange has filed lawsuits alleging infringement of some or all of its patents against third parties, resulting in settlements or verdicts in favor of MercExchange. At least one such verdict was appealed to the United States Court of Appeals for the Federal Circuit and was affirmed in part. Based on eCOST’s investigation of this matter to date, we believe that our current eCOST operations do not infringe any valid claims of the patents identified by MercExchange in these letters. There can be no assurance, however, that such claims will not be material or adversely affect our business, financial position, results of operations or cash flows.
Seasonality
     The seasonality of our service fee business is dependent upon the seasonality of our clients’ business and sales of their products. Accordingly, our management must rely upon the projections of our clients in assessing quarterly variability. We believe that with our current client mix and their current business volumes, our service fee business activity will be at it lowest in the quarter ended March 31. We anticipate that our Supplies Distributors’ product revenue will be highest during the quarter ended December 31. Our eCOST business is moderately seasonal, reflecting the general pattern of peak sales for the retail industry during the holiday shopping season. Typically, a larger portion of our eCOST revenues occur during the first and fourth fiscal quarters. We believe that our historical revenue growth makes it difficult to predict the effect of seasonality on our future revenues and results of operations.
     We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.
Inflation
     Management believes that inflation has not had a material effect on our operations.
Critical Accounting Policies
     A description of critical accounting policies is included in Note 2 of the consolidated financial statements in our December 31, 2006 Annual Report on Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
     We are exposed to various market risks including interest rates on its financial instruments and foreign exchange rates.
Interest Rate Risk
     Our interest rate risk is limited to our outstanding balances on our inventory and working capital financing agreements, taxable revenue bonds, loan and security agreements and factoring agreement for the financing of inventory, accounts receivable and certain other receivables and certain equipment, which amounted to $70.5 million at March 31, 2007. A 100 basis point movement in interest rates would result in approximately $0.3 million annualized increase or decrease in interest expense based on the outstanding balance of these agreements at March 31, 2007.
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
ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial and Accounting Officer. Based upon the evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     On May 9, 2005, a lawsuit was filed in the District Court of Collin County, Texas, by J. Gregg Pritchard, as Trustee of the D.I.C. Creditors Trust, naming the former directors of Daisytek International Corporation and the Company as defendants. Daisytek filed for bankruptcy in May 2003 and the Trust was created pursuant to Daisytek’s Plan of Liquidation. The complaint alleges, among other things, that the spin-off of the Company from Daisytek in December 1999 was a fraudulent conveyance and that Daisytek was damaged thereby in the amount of at least $38 million. We believe the claim has no merit and are vigorously defending the action. On May 3, 2007, the Court granted certain motions for summary judgment filed by the Company and certain of the former Daisytek directors. We believe that as a result of this ruling, all of the claims against the Company and certain of the defendants have been dismissed; however, the ruling is subject to objection and/or appeal.
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
     Effective February 1, 2006, we now consolidate eCOST.com’s financial position and results of our operations into our consolidated financial statements. As a result of our acquisition of eCOST, our historical results of operations may not be indicative of our future operating or financial performance.
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
     As of March 31, 2007, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of IBM product inventory, was approximately $70.5 million. Certain of the credit facilities have maturity dates in calendar year 2008 or after, but are classified as current liabilities in our consolidated financial statements. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. Any non-renewal or any default under any of our credit facilities would have a material adverse impact upon our business and financial condition. In addition we have provided $6.0 million of subordinated indebtedness to Supplies Distributors, the minimum level required under certain credit facilities as of March 31, 2007. The maximum level of this subordinated indebtedness to Supplies Distributors that may be provided without approval from our lenders is $8.0 million. The restrictions on increasing this amount without lender approval may limit our ability to comply with certain loan covenants or further grow and develop Supplies Distributors’ business. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so. We have also guaranteed eCOST’s $7.5 million credit line with Wachovia, as well as certain of its vendor trade payables. We currently expect that it may be necessary to provide additional guarantees of certain eCOST vendor trade payables in the future.
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
     Our future capital needs are difficult to predict. We may require additional capital to take advantage of unanticipated opportunities, including strategic alliances and acquisitions and to fund capital expenditures, or to respond to changing business conditions and unanticipated competitive pressures. We may also require additional funds to finance operating losses, including continuing operating losses currently anticipated to be incurred by eCOST. Should these circumstances arise, our existing cash balance and credit facilities may be insufficient and we may need to raise additional funds either by borrowing money or issuing additional equity. We cannot assure you that such resources will be adequate or available for all of our future financing needs. Our inability to finance our growth, either internally or externally, may limit our growth potential and our ability to execute our business strategy. If we are successful in completing an additional equity financing, this could result in further dilution to our shareholders or reduce the market value of our common stock.
We may engage in future strategic alliances or acquisitions that could dilute our existing shareholders, cause us to incur significant expenses or harm our business.
     We may review strategic alliance or acquisition opportunities that would complement our current business or enhance our technological capabilities. Integrating any newly acquired businesses, technologies or services may be expensive and time-consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through borrowing money or completing public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our shareholders. We may not be able to operate any acquired businesses profitably or otherwise implement our growth strategy successfully. If we are unable to integrate any newly acquired entities or technologies effectively, our operating results could suffer. Future acquisitions could also result in incremental expenses and the incurrence of debt and contingent liabilities, any of which could harm our operating results.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which could harm our business, and the trading price of our common stock.
     We have begun a process to document and evaluate our internal controls over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. Based on the current requirements, and our current public float, we were not required to comply with Section 404 as of December 31, 2006. We are currently subject to the management assessment portion of Section 404 for the year ending December 31, 2007, but we are not subject to the requirement to obtain a report by our independent auditors opining on these assessments. Under current law, we will be subject to the independent auditor requirement for the year ending December 31, 2008. In this regard, our management has been dedicating internal resources, has engaged outside consultants and has begun to develop a detailed work plan to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, and (iii) validate through testing that controls are functioning as documented. If we fail to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fail to prevent fraud, current and potential shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.
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
     We receive municipal tax abatements in certain locations. During 2004 we received notice from a municipal authority that we did not satisfy certain criteria necessary to maintain the abatements. In December 2006 we received notice that the municipal authority planned to make an adjustment to our tax abatement. We plan to dispute the adjustment, but if the dispute is not resolved favorably, additional taxes of approximately $1.5 million could be assessed against us through March 31, 2007.
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
     For the three months ended March 31, 2007 and 2006, a prime contractor (for whom we are a subcontractor) to a U.S. government agency, a consumer products company and Xerox Corporation represented approximately 24%, 13% and 13%, respectively, and approximately 22%, 21% and 12%, respectively of our total service fee revenue, net of pass-through revenue. The loss of, or non-payment of invoices by, any or all of such clients would have a material adverse effect upon our business. In particular, the agreement under which we provide services to such clients are terminable at will upon notice by such clients.
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
     Sales by Supplies Distributors to three customers accounted for approximately 36% of Supplies Distributors’ total product revenue for the three months ended March 31, 2007. Sales to three customers accounted for approximately 39% of Supplies Distributors’ product revenues for the three months ended March 31, 2006. The loss of any one or more of such customers, or non-payment of any material amount by these or any other customer, would have a material adverse effect upon Supplies Distributors’ business.
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
     In particular, our business is dependent on sales of Hewlett Packard (HP) and HP-related products, which represented approximately 51% of eCOST’s net revenues (11% of consolidated net revenues) in the three months ended March 31, 2007. Sales of these products in the two month period ended March 31, 2006 were 31% and 6% of eCOST’s net revenues and consolidated net revenues, respectively. If our ability to purchase direct from HP is terminated or restricted, or if the demand for HP and HP-related products declines, our business will be materially adversely affected.
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
If eCOST is unable to generate projected cash flows, it could trigger future impairment charges related to eCOST’s intangible assets.
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
     As of March 31, 2007, we had issued and outstanding 601,190 warrants to purchase common stock (having a weighted average exercise price of $2.29 per share). In addition, as of March 31, 2007, we have an aggregate of 5,873,728 stock options outstanding to employees, directors and others with a weighted average exercise price of $1.27 per share. The shares of common stock that may be issued upon exercise of these warrants and options may be resold into the public market. Sales of substantial amounts of common stock in the public market as a result of the exercise of these warrants or options, or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.
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
     In the event of such delisting, trading, if any, in our common stock may then continue to be conducted in the non-Nasdaq over-the-counter market in what are commonly referred to as the electronic bulletin board and the ‘‘pink sheets.’’ As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to a Rule promulgated by the SEC that, if we fail to meet criteria set forth in such Rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transactions prior to the sale. Consequently, the Rule may have a material adverse effect on the ability of broker-dealers to sell our securities, which may materially affect the ability of shareholders to sell our securities in the secondary market.
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
Our certificate of incorporation, our bylaws, our shareholder rights plan and Delaware law make it difficult for a third party to acquire us, despite the possible benefit to our shareholders.
     Provisions of our certificate of incorporation, our bylaws, our shareholder rights plan and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. For example, our certificate of incorporation provides for a classified board of directors, meaning that only approximately one-third of our directors may be subject to re-election at each annual stockholder meeting. Our certificate of incorporation also permits our Board of Directors to issue one or more series of preferred stock, which may have rights and preferences superior to those of the common stock. The ability to issue preferred stock could have the effect of delaying or preventing a third party from acquiring us. We have also adopted a shareholder rights plan. These provisions could discourage takeover attempts and could materially adversely affect the price of our stock. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit large shareholders from consummating a merger with, or acquisition of us. These provisions may prevent a merger or acquisition that would be attractive to shareholders and could limit the price that investors would be willing to pay in the future for our common stock.

There are limitations on the liabilities of our directors and executive officers.
     Pursuant to our bylaws and under Delaware law, our directors are not liable to us or our shareholders for monetary damages for breach of fiduciary duty, except for liability for breach of a director’s duty of loyalty, acts or omissions by a director not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction in which a director has derived an improper personal benefit.
ITEM 2. Changes in Securities and Use of Proceeds
     None
ITEM 3. Defaults Upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
     None
ITEM 5. Other Information
     None.
ITEM 6. Exhibits
     a) Exhibits:

Exhibit
No.	Description of Exhibits
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

10.1.1 (2)	PFSweb, Inc. 2007 Management Bonus Plan.

10.74 (2)	Fifth Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.

10.75 (2)	Amendment 8 to Agreement for Inventory Financing.

10.76 (2)	Fourth Amendment to the Loan and Security Agreement by and between eCOST.com, Inc. and Wachovia Capital Finance Corporation (Western).

10.77 (2)	Amendment 5 to Loan and Security Agreement.

10.78 (2)	Amendment 7 to Amended and Restated Platinum Plan Agreement.

10.79 (2)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

10.80*	Fifth Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657) and Annual Report on Form 10-K for the Fiscal Year ended December 31, 2005 filed on March 31, 2006.

(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2006.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 15, 2007

PFSweb, Inc.
By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer, Chief Accounting Officer, Executive Vice President

INDEX TO EXHIBITS

Exhibit
No.	Description of Exhibits
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

10.1.1 (2)	PFSweb, Inc. 2007 Management Bonus Plan.

10.74 (2)	Fifth Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.

10.75 (2)	Amendment 8 to Agreement for Inventory Financing.

10.76 (2)	Fourth Amendment to the Loan and Security Agreement by and between eCOST.com, Inc. and Wachovia Capital Finance Corporation (Western).

10.77 (2)	Amendment 5 to Loan and Security Agreement.

10.78 (2)	Amendment 7 to Amended and Restated Platinum Plan Agreement.

10.79 (2)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

10.80*	Fifth Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657) and Annual Report on Form 10-K for the Fiscal Year ended December 31, 2005 filed on March 31, 2006.

(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2006.

*	Filed herewith