Form 10-Q
period 2007-06-30
PFSWEB INC
filed 2007-08-14
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At August 7, 2007 there were 46,563,008 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES
Form 10-Q
June 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	June 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,088	$15,066
Restricted cash	1,838	2,653
Accounts receivable, net of allowance for doubtful accounts of $1,891 and $2,352 at June 30, 2007 and December 31, 2006, respectively	48,251	49,186
Inventories, net of reserves of $2,176 and $2,987 at June 30, 2007 and December 31, 2006, respectively	44,631	47,670
Other receivables	10,902	10,774
Prepaid expenses and other current assets	3,449	3,531

Total current assets	124,159	128,880

PROPERTY AND EQUIPMENT, net	12,119	12,884
IDENTIFIABLE INTANGIBLES	6,227	6,647
GOODWILL	15,362	15,362
OTHER ASSETS	840	848

Total assets	$158,707	$164,621

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$28,533	$23,802
Trade accounts payable	56,337	62,441
Accrued expenses	22,325	21,485

Total current liabilities	107,195	107,728

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	2,653	6,076
OTHER LIABILITIES	1,828	1,977

Total liabilities	111,676	115,781

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 46,563,008 and 46,553,752 shares issued at June 30, 2007 and December 31, 2006, respectively; and 46,476,708 and 46,467,452 outstanding at June 30, 2007 and December 31, 2006, respectively	47	47
Additional paid-in capital	91,699	91,302
Accumulated deficit	(46,561)	(44,354)
Accumulated other comprehensive income	1,931	1,930
Treasury stock at cost, 86,300 shares	(85)	(85)

Total shareholders’ equity	47,031	48,840

Total liabilities and shareholders’ equity	$158,707	$164,621

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES:
Product revenue, net	$84,678	$89,650	$165,135	$179,854
Service fee revenue	17,646	16,209	34,608	32,128
Pass-through revenue	6,076	3,445	13,064	7,990

Total net revenues	108,400	109,304	212,807	219,972

COSTS OF REVENUES:
Cost of product revenue	77,798	84,486	152,569	168,809
Cost of service fee revenue	12,635	11,366	25,299	22,745
Pass-through cost of revenue	6,076	3,445	13,064	7,990

Total costs of revenues	96,509	99,297	190,932	199,544

Gross profit	11,891	10,007	21,875	20,428

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	10,427	11,637	21,419	22,429
STOCK BASED COMPENSATION	188	241	397	480
MERGER INTEGRATION EXPENSE	—	449	150	642
AMORTIZATION OF IDENTIFIABLE INTANGIBLES	204	204	408	341

Total operating expenses	10,819	12,531	22,374	23,892

Income (loss) from operations	1,072	(2,524)	(499)	(3,464)

INTEREST EXPENSE, NET	658	517	1,242	948

Income (loss) before income taxes	414	(3,041)	(1,741)	(4,412)
INCOME TAX EXPENSE, NET	260	143	466	359

NET INCOME (LOSS)	$154	$(3,184)	$(2,207)	$(4,771)

NET INCOME (LOSS) PER SHARE:
Basic	$0.00	$(0.07)	$(0.05)	$(0.12)

Diluted	$0.00	$(0.07)	$(0.05)	$(0.12)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	46,477	43,072	46,476	39,011

Diluted	47,011	43,072	46,476	39,011

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,207)	$(4,771)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,088	3,589
Loss on disposal of assets	—	143
Provision for doubtful accounts	168	275
Provision for excess and obsolete inventory	341	452
Deferred income taxes	47	(24)
Stock-based compensation	397	480
Changes in operating assets and liabilities:
Restricted cash	(602)	879
Accounts receivable	1,113	2,216
Inventories, net	3,106	(6,217)
Prepaid expenses, other receivables and other assets	96	975
Accounts payable, accrued expenses and other liabilities	(6,153)	3,030

Net cash provided by operating activities	394	1,027

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,991)	(2,123)
Payment for purchase of eCOST, net of cash acquired	—	(1,299)
Decrease in restricted cash	146	748

Net cash used in investing activities	(1,845)	(2,674)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(1,006)	(692)
Decrease in restricted cash	1,269	247
Proceeds from issuance of common stock	9	4,888
Proceeds from debt, net	1,489	1,210

Net cash provided by financing activities	1,761	5,653

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(288)	(136)

NET INCREASE IN CASH AND CASH EQUIVALENTS	22	3,870

CASH AND CASH EQUIVALENTS, beginning of period	15,066	13,683

CASH AND CASH EQUIVALENTS, end of period	$15,088	$17,553

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under capital leases	$1,365	$708

Share consideration to acquire eCOST	$—	$26,778

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFweb, Inc. and Subsidiaries
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
     The Company’s liquidity has been negatively impacted as a result of the merger with eCOST. During the six months ended June 30, 2007 and the year ended December 31, 2006, eCOST experienced a net usage of cash primarily due to losses incurred. As a result, during the process of transitioning and integrating eCOST’s operations, the Company has had to support eCOST’s cash needs with the goal of

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
achieving a stabilized operational position. The amount of further cash needed to support eCOST operations will depend upon the financing available as well as eCOST’s continued ability to improve its financial results.
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
     Management currently believes eCOST will meet the Company’s expectations related to annual savings and overall profitability. If eCOST does not meet these expectations, the Company anticipates that it would be able to terminate or sublease eCOST’s facility leases, liquidate remaining inventory through the eCOST website and reduce personnel related costs as needed to maintain profitability among the Company’s other segments.
     The Company expects further improvement in eCOST’s financial results in 2007 and beyond as a result of continued efforts to increase sales, improve product mix and control operating costs, although there can be no assurance that these improvements will be achieved.
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

Six Months Ended
June 30, 2006
Net revenues	$232,906
Net loss	(6,361)
Basic and diluted loss per share	(0.16)
     The unaudited pro forma information combines the historical unaudited consolidated statements of the Company’s operations and eCOST’s operations for the six months ended June 30, 2006 giving effect to the merger and related events as if they had been consummated on January 1 for the period presented. Pro forma adjustments have been made to reflect the amortization expense relating to the finite lives of certain acquired intangibles, such as trademark name and customer relationships.
     The unaudited pro forma information does not reflect operational and administrative cost savings, which are referred to as synergies, that management believes have been achieved as a result of the merger transaction, or other incremental costs that may be incurred as a direct result of the merger transaction. The unaudited pro forma net revenue and pro forma net loss are not necessarily indicative of the consolidated results of operations for future periods or the results of operations that would have been realized had the Company consolidated eCOST during the period noted.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Basis of Presentation
     The unaudited interim condensed consolidated financial statements as of June 30, 2007, and for the three and six months ended June 30, 2007 and 2006, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of June 30, 2007, its results of operations for the three and six months ended June 30, 2007 and 2006 and its cash flows for the six months ended June 30, 2007 and 2006. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.
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
Investment in Affiliates
     Priority Fulfillment Services, Inc. (“PFS”), a wholly-owned subsidiary of PFSweb, has made advances to Supplies Distributors which are evidenced by a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Subordinated Note cannot be increased to more than $8.0 million or decreased to lower than $6.0 million without prior approval of the Company’s lenders. As of June 30, 2007, the outstanding balance of the Subordinated Note was $6.0 million. The Subordinated Note is eliminated in the Company’s consolidated financial statements.
     PFS has also made advances to eCOST which aggregated $6.9 million as of June 30, 2007. Certain of the Company’s debt facilities provide that the total advances to eCOST may not be less than $2.0 million without prior approval of eCOST’s lender or increased above $8.5 million without the approval of PFS’ lender. PFSweb has also advanced to eCOST $4.7 million as of June 30, 2007.
Concentration of Business and Credit Risk
     The Company’s service fee revenue is generated under contractual service fee relationships with multiple client relationships. No customers exceeded 10% of consolidated revenue during the six months ended June 30, 2007. A summary of the customer and client concentrations is as follows:

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements

	Six Months Ended
	June 30,	June 30,
	2007	2006
Product Revenue (as a percentage of Product Revenue):
Customer 1	9%	11%

Service Fee Revenue (as a percentage of Service Fee Revenue):
Client 1	25%	25%
Client 2	13%	19%
Client 3	11%	12%

Accounts Receivable:
Client/Customer 1	13%	13%
Client/Customer 2	10%	9%
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
     eCOST’s arrangements with its vendors are terminable by either party at will. Loss of any vendors could have a material adverse effect on its financial position, results of operations and cash flows. Sales of HP and HP-related products represented 52% of eCOST’s net revenues (12% of the Company’s consolidated total net revenues) in the six months ended June 30, 2007. Sales of these products in the five month period ended June 30, 2006 were 31% and 7% of eCOST’s net revenues and the Company’s consolidated net revenues, respectively.
Inventories
     The Company establishes inventory reserves based upon estimates of potential declines in values due to inventories that are slow moving or obsolete, excess levels of inventory or values assessed at lower than cost. Recoverability of the inventory on hand is measured by comparison of the carrying value of the inventory to the estimated fair value of the inventory.
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
     The allowance for slow moving inventory was $2.2 million and $3.0 million at June 30, 2007 and December 31, 2006, respectively.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Property and Equipment
     The Company’s property held under capital leases amounted to approximately $3.7 million and $3.7 million, net of accumulated amortization of approximately $9.3 million and $10.0 million, at June 30, 2007 and December 31, 2006, respectively.
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
Stock-Based Compensation
     During the six months ended June 30, 2007, the Company issued an aggregate of 608,000 options to purchase shares of common stock to officers, directors, employees and consultants of the Company.
Cash Paid During Year
     The Company made payments for interest of approximately $1.4 million and $0.9 million and income taxes of approximately $1.1 million and $0.6 million during the six months ended June 30, 2007 and 2006, respectively.
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
     For federal income tax purposes, tax years that remain subject to examination include years 2003 to 2006. However, the utilization of net operating loss (“NOL”) carryforwards that arose prior to 2003 remain subject to examination through the years such carryforwards are utilized. For Europe, tax years that remain subject to examination include years 2004 to 2006. However, the utilization of NOL carryforwards that arose prior to 2004 remain subject to examination through the years such carryforwards are utilized. For Canada, tax years that remain subject to examination include years 1999 to 2006, depending on the subsidiary. For state income tax purposes, the tax years that remain subject to examination include years 2002 to 2006, depending upon the jurisdiction in which the Company files tax returns.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
3. COMPREHENSIVE LOSS (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income (loss)	$154	$(3,184)	$(2,207)	$(4,771)
Other comprehensive loss:
Foreign currency translation adjustment	(68)	348	(1)	551

Comprehensive income (loss)	$86	$(2,836)	$(2,208)	$(4,220)

4. NET LOSS PER COMMON SHARE
     Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. For the three and six months ended June 30, 2007, outstanding options of 2.6 million and 6.5 million, respectively, to purchase common shares were anti-dilutive and have been excluded from the weighted diluted average share computation. For the three and six months ended June 30, 2006, outstanding options of 6.1 million to purchase common shares were antidilutive and have been excluded from the weighted diluted average share computation. Warrants not included in the calculation of diluted net loss per share for the three and six months ended June 30, 2007 and 2006 were 0.6 million for each period.
5. VENDOR FINANCING:
     Outstanding obligations under vendor financing arrangements consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Inventory and working capital financing agreements:
United States	$24,166	$28,037
Europe	12,531	12,713

Total	$36,697	$40,750

Inventory and Working Capital Financing Agreement, United States
     Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of IBM products in the United States, providing financing for eligible IBM inventory and for certain receivables up to $30.5 million through its expiration in March 2008. As of June 30, 2007, Supplies Distributors had $1.6 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $6.0 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (8.75% as of June 30, 2007). The facility also includes a monthly service fee. The Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.
Inventory and Working Capital Financing Agreement, Europe
     Supplies Distributors’ European subsidiaries have a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance their distribution of IBM products in Europe. The asset based credit facility with IBM Belgium provides up to 12.5 million Euros (approximately $16.9 million) in financing for purchasing IBM inventory and for certain receivables

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
through its expiration in March 2008. As of June 30, 2007, Supplies Distributors’ European subsidiaries had 1.9 million euros ($2.6 million) of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors and its European subsidiaries to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors’ European subsidiaries, as well as collateralized guaranties of Supplies Distributors and PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $6.0 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at Euribor plus 1.5% (5.5% as of June 30, 2007). Supplies Distributors’ European subsidiaries pay a monthly service fee on the commitment. The Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.
7. DEBT AND CAPITAL LEASE OBLIGATIONS;
     Outstanding obligations under debt and capital lease obligations consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Loan and security agreements, United States
Supplies Distributors	$13,298	$12,102
PFS	7,292	6,985
Credit facility — eCOST	—	—
Factoring agreement, Europe	1,507	1,039
Taxable revenue bonds	4,000	4,500
Master lease agreements	4,596	4,742
Other	493	510

Total	31,186	29,878
Less current portion of long-term debt	28,533	23,802

Long-term debt, less current portion	$2,653	$6,076

Loan and Security Agreement — Supplies Distributors
     Supplies Distributors has a loan and security agreement with Wachovia Bank, N.A. (“Wachovia”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of June 30, 2007, Supplies Distributors had $1.5 million of available credit under this agreement. The Wachovia facility expires on the earlier of March 29, 2009 or the date on which the parties to the IBM master distributor agreement no longer operate under the terms of such agreement and/or IBM no longer supplies products pursuant to such agreement. Borrowings under the Wachovia facility accrue interest at prime rate or Eurodollar rate plus 1.75% to 2.25%, dependent on excess availability, as defined. The interest rate as of June 30, 2007 was 8.25% for $7.3 million of outstanding borrowings and 7.3% for $6.0 million of outstanding borrowings. This agreement contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $5.5 million and restricted cash of less than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks and Wachovia pursuant to which a security interest was granted to Wachovia for all U.S. and Canadian customer remittances received in specified bank accounts. At June 30, 2007 and December 31, 2006, these

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
bank accounts held $1.0 million and $2.2 million, respectively, which was restricted for payment to Wachovia.
Loan and Security Agreement – PFSweb
     PFS has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”). The Comerica Agreement provides for up to $10.0 million of eligible accounts receivable financing (“Working Capital Advances”) through April 2008, a Term Loan of $1.5 million due in monthly installments through December 2007 and $2.5 million of equipment financing (“Equipment Advances”) through June 15, 2008. Outstanding Working Capital Advances, $6.4 million as of June 30, 2007, accrue interest at prime rate plus 1% (9.25% as of June 30, 2007). Outstanding Equipment Advances, ($0.2 million as of June 30, 2007) and the Term Loan ($0.7 million outstanding as of June 30, 2007), accrue interest at prime rate plus 1.5% (9.75% as of June 30, 2007). As of June 30, 2007, PFS had $2.2 million of available credit under the Working Capital Advance portion of this facility and no available credit under the Equipment Advance or Term Loan portions of this facility. In July 2007, the Company repaid the $6.4 million of Working Capital Advances outstanding as of June 30, 2007. The Comerica Agreement contains cross default provisions, various restrictions upon PFS’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the subordinated note receivable from Supplies Distributors to a maximum of $8 million. Subject to certain restrictions, Comerica has provided approval for PFS to advance $8.5 million in cash to fund the cash flow requirements of eCOST, with certain restrictions, if needed, of which $6.9 million had been advanced as of June 30, 2007. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb, Inc.
Credit Facility – eCOST
     eCOST has an asset-based line of credit facility of up to $7.5 million from Wachovia Capital Finance Corporation (Western), through May 2009, which is collateralized by substantially all of eCOST’s assets. Borrowings under the facility are limited to a percentage of eligible accounts receivable and inventory. Outstanding amounts under the facility bear interest at rates ranging from the prime rate to the prime rate plus 0.5% (8.75% as of June 30, 2007), depending on eCOST’s financial results. As of June 30, 2007, eCOST had $1.8 million of letters of credit outstanding and $1.2 million of available credit under this facility. In connection with the line of credit, eCOST entered into a cash management arrangement whereby eCOST’s operating amounts are swept and used to repay outstanding amounts under the line of credit. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, and requires a minimum tangible net worth of $0 million, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.
Factoring Agreement
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million euros (approximately $10.1 million) of eligible accounts receivables through March 2008. As of June 30, 2007, Supplies Distributors’ European subsidiary had approximately 2.3 million euros ($3.1 million) of available credit under this agreement. Borrowings accrue interest at Euribor plus 0.6% (4.7% at June 30, 2007). This agreement contains various restrictions upon the ability of Supplies Distributors’ European subsidiary to, among other things, merge, consolidate and incur indebtedness, as well as financial covenants, such as minimum net worth. This agreement is secured by a guarantee of Supplies Distributors, up to a maximum of 200,000 euros.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Taxable Revenue Bonds
     PFSweb has a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of $5 million MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned the proceeds of the Bonds to PFSweb for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in the Company’s Southaven, Mississippi distribution facility. The Bonds bear interest at a variable rate (5.4% as of June 30, 2007), as determined by Comerica Securities, as Remarketing Agent. PFSweb, at its option, may convert the Bonds to a fixed rate, to be determined by the Remarketing Agent at the time of conversion.
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
Master Lease Agreements
     The Company has a Term Lease Master Agreement with IBM Credit Corporation (“Master Lease Agreement”) that provides for leasing or financing transactions of equipment and other assets, which generally have terms of 3 years. The outstanding leasing transactions ($1.0 million and $1.0 million as of June 30, 2007 and December 31, 2006, respectively) are secured by the related equipment.
     The Company has two other master agreements with financing companies that provide for leasing or financing transactions of certain equipment. The amounts outstanding under these agreements were $1.7 million and $2.1 million as of June 30, 2007 and December 31, 2006, respectively, and are secured by the related equipment.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues (in thousands):
PFSweb	$25,831	$21,859	$51,915	$44,847
Supplies Distributors	57,595	60,867	116,405	129,282
eCOST	27,083	28,783	48,730	50,572
Eliminations	(2,109)	(2,205)	(4,243)	(4,729)

	$108,400	$109,304	$212,807	$219,972

Income (loss) from operations (in thousands):
PFSweb	$(162)	$220	$(1,774)	$(309)
Supplies Distributors	2,060	1,549	3,428	3,304
eCOST	(826)	(4,293)	(2,153)	(6,459)
Eliminations	—	—	—	—

	$1,072	$(2,524)	$(499)	$(3,464)

Depreciation and amortization (in thousands):
PFSweb	$1,837	$1,545	$3,582	$3,106
Supplies Distributors	6	3	10	3
eCOST	251	289	496	480
Eliminations	—	—	—	—

	$2,094	$1,837	$4,088	$3,589

Capital expenditures (in thousands):
PFSweb	$1,111	$1,334	$1,849	$1,984
Supplies Distributors	—	11	7	45
eCOST	91	88	135	94
Eliminations	—	—	—	—

	$1,202	$1,433	$1,991	$2,123

	June 30,	December 31,
	2007	2006
Assets (in thousands):
PFSweb	$97,549	$100,229
Supplies Distributors	83,208	85,249
eCOST	34,008	33,616
Eliminations	(56,058)	(54,473)

	$158,707	$164,621

9. COMMITMENTS AND CONTENGENCIES
     The Company receives municipal tax abatements in certain locations. During 2004 the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements. In December 2006, the Company received notice that the municipal authority planned to make an adjustment to certain tax abatements. The Company plans to dispute the adjustment, but if the dispute is not resolved favorably, the Company could be assessed additional taxes from January 1, 2004. The Company has not accrued for the additional taxes, which through June 30, 2007 could be approximately $1.5 million, as it does not believe that it is probable that an additional assessment will be incurred.
     On May 9, 2005, a lawsuit was filed in the District Court of Collin County, Texas, by J. Gregg Pritchard, as Trustee of the D.I.C. Creditors Trust, naming the former directors of Daisytek International Corporation and the Company as defendants. Daisytek filed for bankruptcy in May 2003 and the Trust was created pursuant to Daisytek’s Plan of Liquidation. The complaint alleged, among other things, that the spin-off of the Company from Daisytek in December 1999 was a fraudulent conveyance and that Daisytek

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
was damaged thereby in the amount of at least $38 million. On May 3, 2007, the Court granted certain motions for summary judgment filed by the Company and certain of the former Daisytek directors. As a result of this ruling, all of the claims against the Company have been dismissed, although certain of the claims against certain of the individual defendants remain. Through June 30, 2007, the Company has incurred outstanding legal costs of $1.2 million, which have not been paid as the Company expects such costs to be covered by insurance. As of August 13, 2007, the insurance companies have paid approximately $1.0 million of the outstanding legal costs.
     On July 12, 2004, eCOST received correspondence from MercExchange LLC alleging infringement of MercExchange’s U.S. patents relating to e-commerce and offering to license its patent portfolio to eCOST. On July 15, 2004, eCOST received a follow-up letter from MercExchange specifying which of its technologies MercExchange believed infringed certain of its patents, alone or in combination with technologies provided by third parties. Some of those patents are currently being litigated by third parties, and eCOST is not involved in those proceedings. In addition, three of the four patents identified by MercExchange are under reexamination at the U.S. Patent and Trademark Office, which may or may not result in the modification of those claims. In the July 15 letter, MercExchange also advised eCOST that it has a number of applications pending for additional patents. MercExchange has filed lawsuits alleging infringement of some or all of its patents against third parties, resulting in settlements or verdicts in favor of MercExchange. At least one such verdict was appealed to the United States Court of Appeals for the Federal Circuit and was affirmed in part. Recently, the Supreme Court reversed the ruling by the United States Court of Appeals for the Federal Circuit Court requiring that an injunction must be issued in that case. Based on eCOST’s investigation of this matter to date, eCOST believes that its current operations do not infringe any valid claims of the patents identified by MercExchange in these letters. There can be no assurance, however, that such claims will not be material or adversely affect eCOST’s business, financial position, results of operations or cash flows.
     On July 25, 2007 a purported class action lawsuit entitled Darral Frank and Joseph F. Keeley, Jr.. v. PC Mall, Inc. dba eCOST.com and eCOST.com, Inc. was filed in the Superior Court of California, Los Angeles County. The purported class consists of all of current and former sales representatives who worked for the defendants in California from July 24, 2003 through July 24, 2007. The lawsuit alleges that the defendants failed to pay overtime compensation and interest thereon, failed to timely pay compensation to terminated employees and failed to provide meal and rest periods, all in violation of the California Labor Code and Business and Professions Code. The complaint seeks unpaid overtime, statutory penalties, interest, attorneys’ fees, punitive damages, restitution and injunctive relief. The Company intends to vigorously contest this action and does not believe the claims have any merit.

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
     Our third business segment is a web-commerce product revenue model focused on the sale of products to a broad range of consumer and small business customers. In this segment we operate as a multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise. Our product line currently offers approximately 100,000 products in several primary merchandise categories, primarily including computer hardware and software, home electronics, digital imaging, watches and jewelry, housewares, DVD movies, video games and cellular/wireless.
     Growth is a key element to achieving our future goals, including achieving and maintaining sustainable profitability. Growth in our business process outsourcing segment is driven by two main elements: new client relationships and organic growth from existing clients. We focus our sales efforts on larger contracts with brand-name companies within two primary target markets, which, by nature, require a longer duration to close but also often provide the opportunity to be higher-quality and longer duration engagements. Our results for the six months ended June 30, 2007 include approximately $4.5 million of new revenue including certain incremental projects.
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
     Monitoring and controlling our available cash balances continues to be a primary focus. Our cash and liquidity positions are important components of our financing of both current operations and our targeted growth. In recent years we have added to our available cash and liquidity positions through various transactions:
•	Each of our primary operating subsidiaries has one or more asset based working capital financing agreements with various lenders.

•	The private placement of approximately 6.6 million shares of our common stock to certain investors that provided net proceeds of approximately $8.0 million. Certain of these investors exercised warrants issued in conjunction with one of these private placements which provided an additional $1.3 million of proceeds upon the issuance of 0.4 million shares of common stock.

•	We received proceeds of $5.0 million of taxable revenue bonds to finance capital additions to our new facility in Southaven, MS.

Results of Operations
     The following table sets forth certain historical financial information from our unaudited interim condensed consolidated statements of operations expressed as a percent of net revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Product revenue, net	78.1%	82.0%	77.6%	81.8%
Service fee revenue	16.3	14.8	16.3	14.6
Pass-through revenue	5.6	3.2	6.1	3.6

Total revenues	100.0	100.0	100.0	100.0

Cost of product revenue (as % of product revenue)	91.9	94.2	92.4	93.9
Cost of service fee revenue (as % of net service fee revenue)	71.6	70.1	73.1	70.8
Cost of pass-through revenue (as % of pass-through revenue)	100.0	100.0	100.0	100.0

Total costs of revenues	89.0	90.8	89.7	90.7

Gross profit	11.0	9.2	10.3	9.3
Operating expenses	10.0	11.5	10.5	10.9

Income (loss) from operations	1.0	(2.3)	(0.2)	(1.6)
Interest expense, net	0.6	0.5	0.6	0.4

Income (loss) before income taxes	0.4	(2.8)	(0.8)	(2.0)
Income tax expense	0.3	0.1	0.2	0.2

Net income (loss)	0.1%	(2.9)%	(1.0)%	(2.2)%

Results of Operations for the Interim Periods Ended June 30, 2007 and 2006
     Product Revenue. Product revenue was $84.7 million for the three months ended June 30, 2007, as compared to $89.7 million for the three months ended June 30, 2006, a decrease of $5.0 million, or 5.5%. eCOST’s product revenue decreased $1.7 million compared to the same period in the prior year due to improved pricing controls which have reduced low margin sales transactions and improved gross margins. Supplies Distributors product revenue decreased $3.3 million, or 5.4%, primarily due to the decreased sales volume of certain product due to enhancements of certain products useful lives and the impact of foreign currency fluctuations which created alternative purchasing channels for certain customers.
     Product revenue for the six months ended June 30, 2007 was $165.1 million as compared to $179.9 million, a decrease of $14.8 million, or 8.2%, in the same period of the prior year. Excluding the $50.8 million of product revenue of eCOST following its acquisition in February 2006, product revenue decreased $12.9 million, or 10.0%, primarily due to decreased sales volume of certain product and the incremental vendor promotion activity in the March 2006 period, which did not occur in 2007.
     Service Fee Revenue. Service fee revenue was $17.6 million for the three months ended June 30, 2007 as compared to $16.2 million for the three months ended June 30, 2006, an increase of $1.4 million or 8.9%. Service fees for the six months ended June 30, 2007 and 2006 were $34.6 million and $32.1 million, respectively, an increase of $2.5 million or 7.7%. Service fee revenue for the three and six months ended June 30, 2007 and 2006 include service fees generated from incremental projects with certain client relationships. The change in service fee revenue is shown below ($ millions):

	Three	Six
	Months	Months

Period ended June 30, 2006	$16.2	$32.1
New service contract relationships, including certain incremental projects under new contracts	2.6	4.5
Change in existing client service fees and certain incremental projects with existing clients	(0.4)	(0.1)
Terminated clients not included in 2007 revenue	(0.8)	(1.9)

Period ended June 30, 2007	$17.6	$34.6

     Cost of Product Revenue. Cost of product revenue was $77.8 million for the three months ended June 30, 2007, as compared to $84.5 million for the three months ended June 30, 2006, a decrease of $6.7 million or 7.9%. eCOST’s cost of product revenue decreased $2.8 million or 10.2% to $24.9 million in the 2007 period compared to $27.7 million in the comparable 2006 period. As a percentage of product revenue eCOST’s cost of product revenue decreased to 91.9% during the three month period ended June 30, 2007 from 96.3% in the period ended June 30, 2006. The resulting gross margin for eCOST was 8.1% in the 2007 period and 3.7% during the 2006 period. Gross margin for eCOST for the period ended June 30, 2006 included elevated levels of fraudulent credit card chargeback activity that resulted in approximately $0.7 million higher than normal chargebacks. eCOST also recorded an incremental provision of excess and obsolete inventory of $0.3 million in the June 2006 quarter due to an increase in slower moving product on hand. In addition, gross margin for eCOST increased from the prior year due to improved product pricing controls and freight initiatives.
     Cost of product revenue for Supplies Distributors decreased $3.9 million or 6.8% primarily as the result of decreased sales volumes of certain products. Cost of product revenue, as a percent of product revenue, for Supplies Distributors, was 91.9% during the three months ended June 30, 2007 and 93.3% for the comparable 2006 period. The resulting gross profit margin was 8.1% for the three months ended June 30, 2007 and 6.7% for the same period in 2006. The gross profit margin for the 2007 period includes the impact of certain incremental inventory cost reductions.
     Cost of product revenue was $152.6 million for the six months ended June 30, 2007, as compared to $168.8 million for the six months ended June 30, 2006, a decrease of $16.2 million or 9.6%. Cost of product revenue for the six months ended June 30, 2007 includes six months of activity for eCOST as compared to five months in the six month period ended June 30, 2006 following the acquisition of eCOST in February 2006. eCOST’s cost of product revenue decreased to 91.8% during the six month period ended June 30, 2007 from 95.2 % in the June 30, 2006 period. The resulting gross margin for eCOST was 8.2% in the 2007 period and 4.8% during the 2006 period. Gross margin for eCOST for the period ended June 30, 2006 included elevated fraudulent credit card activity, an increased provision for excess and obsolete inventory and the impact of $0.4 million loss applicable to a sales transaction with a former eCOST customer. In addition, gross margin for eCOST increased from the prior year due to improved product pricing controls and freight pricing initiatives.
     Supplies Distributors cost of product revenue decreased $12.8 million or 10.7% in the 2007 six month period. Cost of product revenue, as a percent of product revenue, was 92.7% during the six months ended June 30, 2007 and 93.4% during the six months ended June 30, 2006. The resulting gross profit margin was 7.3% for the six months ended June 30, 2007 and 6.6% for the six months ended June 30, 2006. Gross profit margin for the 2007 period includes the impact of certain incremental inventory cost reductions.
     Cost of Service Fee Revenue. Cost of service fee revenue was $12.6 million for the three months ended June 30, 2007, as compared to $11.4 million during the three months ended June 30, 2006, an increase of $1.2 million or 11.2%. The resulting service fee gross profit was $5.0 million or 28.4% of service fee revenue, during the three months ended June 30, 2007 as compared to $4.8 million, or 29.9% of service fee revenue for the three months ended June 30, 2006. The decrease in gross profit as a percent of service fees for the three months ended June 30, 2007 is primarily due to lower margins on new client implementation activity and less higher margin project activity.
     Cost of service fee revenue was $25.3 million for the six months ended June 30, 2007, as compared to $22.7 million during the six months ended June 30, 2006, an increase of $2.6 million or 11.2%. The resulting service fee gross profit was $9.3 million or 26.9% of service fee revenue, during the six months ended June 30, 2007 as compared to $9.4 million, or 29.2% of service fee revenue for the six months ended June 30, 2006. The decrease in gross profit as a percentage of service fees in the 2007 period is primarily due to a reduced level of higher margin client project activity compared to the 2006 period and lower margins on new client implementations. As we add new service fee revenue in the future, we currently intend to target the underlying contracts to earn an average gross profit percentage of 25-30%, but we have and may continue to accept lower gross margin percentages on certain contracts depending on contract scope and other factors.
     Operating Expenses. Operating expenses were $10.8 million for the three months ended June 30, 2007, or 10.0% of total net revenues, as compared to $12.5 million, or 11.5% of total net revenues, for the three months ended June 30, 2006. The decrease in operating expenses is primarily due to continued recognition of expected benefits from cost savings initiatives at eCOST and a reduction in eCOST advertising expenses.
     Operating expenses were $22.4 million for the six months ended June 30, 2007, or 10.5% of total net revenues, as compared to $23.9 million, or 10.9% of total net revenues, for the six months ended June 30, 2006. Operating expenses for the six months ended June 30, 2007 include six months of activity for eCOST as compared to only five months of activity in the six month period ended June 30, 2006 following the acquisition of eCOST in February 2006. eCOST’s operating expenses declined during 2007 by $2.4 million as compared to the prior year primarily due to the realization of savings through the reduction of certain advertising and overhead expenses, changes in corporate infrastructure expenses and operating efficiencies attained as a result of the eCOST integration.
     Excluding eCOST, operating expenses were $16.2 million, or 9.9% of total net revenues in the six months ended June 30, 2007 and $15.0 million, or 8.8% of total net revenues in the comparable prior year period. The increase in operating expenses is primarily due to additional facility and personnel related expenses.
     Income Taxes. For the three months ended June 30, 2007 and 2006, we recorded a tax provision of $0.3 million and $0.1 million, respectively, associated primarily with our subsidiary Supplies Distributors’ Canadian and European operations. For the six month periods ended June 30, 2007 and 2006, we recorded a tax provision of $0.5 million and $0.4 million, respectively, for those same operations. We did not record a federal income tax benefit associated with our consolidated net loss in our U.S. operations or for our PFSweb Canadian pre-tax losses in the current or prior periods. A valuation allowance has been provided for the majority of our net deferred tax assets as of June 30, 2007 and December 31, 2006, which are primarily related to our net operating loss carryforwards, and certain foreign deferred tax assets. We expect that we will continue to record an income tax provision associated with Supplies Distributors’ Canadian and European results of operations.
Liquidity and Capital Resources
     Net cash provided by operating activities was $0.4 million for the six months ended June 30, 2007, and primarily resulted from $2.8 million of net income, after adjusting consolidated net loss for non-cash items, a $1.1 million decrease in accounts receivable and a $3.1 million decrease in inventory, partially offset by a decrease in accounts payable, accrued expenses and other liabilities of $6.2 million and an increase in restricted cash of $0.6 million.
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
     Net cash used in investing activities for the six months ended June 30, 2007 totaled $1.8 million, representing capital expenditures of $2.0 million offset by a decrease in restricted cash of $0.2 million.
     Net cash used in investing activities for the six months ended June 30, 2006 totaled $2.7 million, representing capital expenditures of $2.1 million and cash paid to acquire eCOST, net of cash acquired, of $1.3 million, offset by a decrease in restricted cash of $0.7 million.
     Capital expenditures have historically consisted primarily of additions to upgrade our management information systems, and general expansion of our facilities, both domestic and foreign. We expect to incur capital expenditures to support new contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate that our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months will be approximately $5 to $7 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients as well as the eCOST infrastructure. To maintain our current operating cash position, a portion of these expenditures may be financed through debt, operating or capital leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event that we do not obtain the financing or achieve the revenue necessary to support such investments.
     Net cash provided by financing activities was approximately $1.8 million for the six months ended June 30, 2007, primarily representing a $1.3 million decrease in restricted cash and $1.5 million of proceeds from debt, partially offset by $1.0 million of payments on capital leases.
     Net cash provided by financing activities was approximately $5.7 million for the six months ended June 30, 2006, primarily representing $4.9 million of net proceeds from issuance of common stock pursuant to a private placement transaction and $1.2 million of proceeds on debt, offset by $0.7 million of payments on capital leases and $0.2 million decrease in restricted cash.
     Our liquidity has been negatively impacted as a result of the merger with eCOST. During the six months ended June 30, 2007 and the year ended December 31, 2006, eCOST experienced a net usage of cash primarily due to losses incurred. As a result, during the process of transitioning and integrating eCOST’s operations, PFSweb has had to support eCOST’s cash needs with the goal of achieving a stabilized operational position. The amount of further cash needed to support eCOST operations will depend upon the financing available as well as eCOST’s continued ability to improve its financial results.
     We initially targeted that eCOST, as part of a combined Company, would achieve annual recurring cost savings of approximately $4 million to $5 million, dependent upon sales volumes, as compared to pre-merger levels. These targeted savings were expected to result from, among other things, the reduction of certain overhead expenses, changes in corporate infrastructure and reduced freight costs. As we have now completed the integration of eCOST into our infrastructure, we have begun to realize the expected benefits of many of these cost savings initiatives, though due to reduced sales volumes, the actual realized freight cost savings are less than originally anticipated. We currently expect eCOST’s results to improve during 2007 and beyond as a result of planned efforts to increase sales, improve product mix and further improve operational efficiencies.
     During the six months ended June 30, 2007, our working capital decreased to $17.0 million from $21.2 million at December 31, 2006, primarily as a result of the reclassification of $3.2 million in taxable revenue bonds to short-term debt due to the April 2008 maturity of the related letters of credit securing the taxable revenue bonds and the use of cash to support operating losses. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities, entering into new debt agreements or transferring to third parties a portion of our subordinated loan balance due from Supplies Distributors. In conjunction with certain of these alternatives, we may be required to provide certain letters of credit to secure these arrangements. No assurances can be given that we will be successful in obtaining any additional financing or the terms thereof. We currently believe that our cash position, financing available under our credit facilities and funds generated from operations (including our anticipated revenue growth and/or cost reductions to offset lower than anticipated revenue growth) will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our lease obligations, and additional loans to our subsidiaries Supplies Distributors and eCOST, if necessary, for at least the next twelve months.
     The following is a schedule of our total contractual cash obligations which is comprised of operating leases, debt, vendor financing and capital leases (including interest) as of June 30, 2007, (in millions):

	Payments Due By Period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Debt and vendor financing	$64,455	$60,354	$2,265	$1,836	$—
Capital lease obligations	4,604	2,203	1,983	418	—
Operating leases	22,398	7,491	10,265	4,562	80

Total	$91,457	$70,048	$14,513	$6,816	$80

     As of June 30 2007, we had $1.8 million of cash restricted for payment of capital expenditures or repayments to lenders. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain of our subsidiaries’ credit facilities. Many of these facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other credit facilities and agreements. These covenants include minimum levels of net worth for the individual borrower subsidiaries and restrictions on the ability of the borrower subsidiaries to advance funds to other borrower subsidiaries. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. In particular, in the event eCOST is unable to increase its revenue and/or gross profit from its present levels, it may fail to comply with one or more of the financial covenants required under its working capital line of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and payment under our parent guaranty. A requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of June 30, 2007, we were in compliance with all debt covenants. We do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.
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
     To finance their distribution of IBM products, Supplies Distributors and its subsidiaries have short-term credit facilities with IBM Credit LLC (“IBM Credit”) and IBM Belgium Financial Services S.A. (“IBM Belgium”). We have provided a collateralized guaranty to secure the repayment of these credit facilities. These asset-based credit facilities provided financing for up to $30.5 million and up to 12.5 million Euros (approximately $16.9 million) with IBM Credit and IBM Belgium, respectively. These agreements expire in March 2008.
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
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million Euros (approximately $10.1 million) of eligible accounts receivables through March 2008.
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
     Our subsidiary, Priority Fulfillment Services, Inc. (“PFS”), has entered into a Loan and Security Agreement with Comerica Bank (“Comerica”), which provides for up to $10.0 million of eligible accounts receivable financing through March 2008, provided a $1.5 million Term Loan due in equal monthly installments through December 2007 and provided for up to $2.5 million of eligible equipment purchases through June 2008. We entered this Agreement to supplement our existing cash position, and provide funding for our current and future operations, including our targeted growth. The Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, and a minimum liquidity ratio, as defined. The agreement also limits PFS’s ability to increase the subordinated loan to Supplies Distributors to more than $8.0 million or advance more than $8.5 million to eCOST without Comerica’s approval. The agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb.
     eCOST currently has an asset-based line of credit facility of up to $7.5 million with Wachovia Capital Finance Corporation (Western), which is collateralized by substantially all of eCOST’s assets and expires in May 2009. Borrowings under the facility are limited to a percentage of eligible accounts receivable and letter of credit availability is limited to a percentage of accounts receivable and inventory. As of June 30, 2007, eCOST had $1.8 million of letters of credit outstanding and $1.2 million of available under this facility. Outstanding amounts under the facility bear interest at rates ranging from the prime rate to the prime rate plus 0.5% (8.75% as of June 30, 2007), depending on eCOST’s financial results. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as a minimum tangible net worth of $0 million, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.
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
     In 2004, to fulfill our obligations under certain new client relationships, we entered into a three-year operating lease arrangement for a new distribution facility in Southaven, MS, near our existing distribution complex in Memphis, TN. We incurred more than $5 million in capital expenditures to support the incremental business in this new distribution center. We financed a significant portion of these expenditures through a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) pursuant to which the MBFC issued $5 million MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned us the proceeds of the Bonds for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in our new Southaven, Mississippi distribution facility. The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) in the initial face amount of $5.1 million issued by Comerica pursuant to a Reimbursement Agreement between us and Comerica under which we are obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has a maturity date of April 2008 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof. The current amount outstanding on this Loan Agreement as of June 30, 2007 is $4.0 million.
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

     To the extent we fail to comply with the various debt covenants described above, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. Any requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of June 30, 2007, we were in compliance with all debt covenants.
     Through our merger with eCOST, we have aligned the core strengths of each company to leverage our operational infrastructure and technology expertise with eCOST’s customer base and supplier relationships. We initially targeted to achieve $4 million to $5 million in annual cost savings, dependent upon sales volumes, as compared to pre-merger levels. These targeted savings were expected to result from, among other things, reductions in the following costs:
•	Certain redundant administrative and public company activities;

•	Excess capacity and other related facility expenses;

•	Technology, telecommunications and operational costs; and

•	Overall outbound freight costs due to additional freight options.
     As we have completed the integration of eCOST into our infrastructure, we are realizing the expected benefits of many of these cost saving initiatives, though due to reduced sales volumes, the freight cost savings that have occurred are less than originally anticipated.
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
     eCOST has historically incurred significant operating losses and used cash to fund its operations. As a result, we have been required to invest cash to fund eCOST’s operations, which we may not be able to continue to do without approval from our lenders. The amount of further cash needed to support eCOST operations depends upon the financing available under its credit line as well as eCOST’s ability to improve its financial results. Through August 13, 2007, we have advanced $11.6 million to eCOST to fund eCOST’s cash flow requirements and have lender approval to advance an additional $1.6 million, with certain restrictions, if needed. In the event we need to invest further cash to eCOST, we may be required to seek approval from our lenders to provide such funds. We can provide no assurance that we will receive such approval from our lenders or any terms or conditions required by our lenders in order to obtain such approval. In addition, PFSweb has provided a guaranty of eCOST’s bank line of credit and certain eCOST vendor trade payables.
     If eCOST is unable to meet its requirements under its debt obligations and bank facility, the guarantees referred to above could be called upon.
     We receive municipal tax abatements in certain locations. During 2004 we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements. In December 2006, we received notice that the municipal authority planned to make an adjustment to our tax abatement. We plan to dispute the adjustment, but if the dispute is not resolved favorably, additional taxes of $1.5 million could be assessed against us through June 30, 2007.

     On May 9, 2005, a lawsuit was filed in the District Court of Collin County, Texas, by J. Gregg Pritchard, as Trustee of the D.I.C. Creditors Trust, naming the former directors of Daisytek International Corporation and the Company as defendants. Daisytek filed for bankruptcy in May 2003 and the Trust was created pursuant to Daisytek’s Plan of Liquidation. The complaint alleged, among other things, that the spin-off of the Company from Daisytek in December 1999 was a fraudulent conveyance and that Daisytek was damaged thereby in the amount of at least $38 million. On May 3, 2007, the Court granted certain motions for summary judgment filed by the Company and certain of the former Daisytek directors. As a result of this ruling, all of the claims against the Company have been dismissed although certain of the claims against certain of the individual defendants remain. Through June 30, 2007, we have incurred outstanding legal costs of approximately $1.2 million, which have not been paid as we expect such costs to be covered by insurance.
     On July 12, 2004, eCOST received correspondence from MercExchange LLC alleging infringement of MercExchange’s U.S. patents relating to e-commerce and offering to license its patent portfolio to eCOST. On July 15, 2004, eCOST received a follow-up letter from MercExchange specifying which of its technologies MercExchange believed infringed certain of its patents, alone or in combination with technologies provided by third parties. Some of those patents are currently being litigated by third parties, and we are not involved in those proceedings. In addition, three of the four patents identified by MercExchange are under reexamination at the U.S. Patent and Trademark Office, which may or may not result in the modification of those claims. In the July 15 letter, MercExchange also advised eCOST that it has a number of applications pending for additional patents. MercExchange has filed lawsuits alleging infringement of some or all of its patents against third parties, resulting in settlements or verdicts in favor of MercExchange. At least one such verdict was appealed to the United States Court of Appeals for the Federal Circuit and was affirmed in part. Recently, the Supreme Court reversed the ruling by the United States Court of Appeals for the Federal Circuit Court requiring that an injunction must be issued in that case. Based on eCOST’s investigation of this matter to date, we believe that our current eCOST operations do not infringe any valid claims of the patents identified by MercExchange in these letters. There can be no assurance, however, that such claims will not be material or adversely affect our business, financial position, results of operations or cash flows.
     On July 25, 2007 a purported class action lawsuit entitled Darral Frank and Joseph F. Keeley, Jr.. v. PC Mall, Inc. dba eCOST.com and eCOST.com, Inc. was filed in the Superior Court of California, Los Angeles County. The purported class consists of all of current and former sales representatives who worked for the defendants in California from July 24, 2003 through July 24, 2007. The lawsuit alleges that the defendants failed to pay overtime compensation and interest thereon, failed to timely pay compensation to terminated employees and failed to provide meal and rest periods, all in violation of the California Labor Code and Business and Professions Code. The complaint seeks unpaid overtime, statutory penalties, interest, attorneys’ fees, punitive damages, restitution and injunctive relief. We intend to vigorously contest this action and do not believe the claims have any merit.
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
Interest Rate Risk
     Our interest rate risk is limited to our outstanding balances on our inventory and working capital financing agreements, taxable revenue bonds, loan and security agreements and factoring agreement for the financing of inventory, accounts receivable and certain other receivables and certain equipment, which amounted to $63.3 million at June 30, 2007. A 100 basis point movement in interest rates would result in approximately $0.4 million annualized increase or decrease in interest expense based on the outstanding balance of these agreements at June 30, 2007.
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     On May 9, 2005, a lawsuit was filed in the District Court of Collin County, Texas, by J. Gregg Pritchard, as Trustee of the D.I.C. Creditors Trust, naming the former directors of Daisytek International Corporation and the Company as defendants. Daisytek filed for bankruptcy in May 2003 and the Trust was created pursuant to Daisytek’s Plan of Liquidation. The complaint alleged, among other things, that the spin-off of the Company from Daisytek in December 1999 was a fraudulent conveyance and that Daisytek was damaged thereby in the amount of at least $38 million. On May 3, 2007, the Court granted certain motions for summary judgment filed by the Company and certain of the former Daisytek directors. As a result of this ruling, all of the claims against the Company have been dismissed, although certain of the claims against certain of the individual defendants remain.
     On July 25, 2007 a purported class action lawsuit entitled Darral Frank and Joseph F. Keeley, Jr.. v. PC Mall, Inc. dba eCOST.com and eCOST.com, Inc. was filed in the Superior Court of California, Los Angeles County. The purported class consists of all of current and former sales representatives who worked for the defendants in California from July 24, 2003 through July 24, 2007. The lawsuit alleges that the defendants failed to pay overtime compensation and interest thereon, failed to timely pay compensation to terminated employees and failed to provide meal and rest periods, all in violation of the California Labor Code and Business and Professions Code. The complaint seeks unpaid overtime, statutory penalties, interest, attorneys’ fees, punitive damages, restitution and injunctive relief. We intend to vigorously contest this action and do not believe the claims have any merit.
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
     As of June 30, 2007, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of IBM product inventory, was approximately $67.9 million. Certain of the credit facilities have maturity dates in calendar year 2008 or after, but are classified as current liabilities in our consolidated financial statements. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. Any non-renewal or any default under any of our credit facilities would have a material adverse impact upon our business and financial condition. In addition we have provided $6.0 million of subordinated indebtedness to Supplies Distributors, the minimum level required under certain credit facilities as of June 30, 2007. The maximum level of this subordinated indebtedness to Supplies Distributors that may be provided without approval from our lenders is $8.0 million. The restrictions on increasing this amount without lender approval may limit our ability to comply with certain loan covenants or further grow and develop Supplies Distributors’ business. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so. We have also guaranteed eCOST’s $7.5 million credit line with Wachovia, as well as certain of its vendor trade payables. We currently expect that it may be necessary to provide additional guarantees of certain eCOST vendor trade payables in the future.
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
     We have begun a process to document and evaluate our internal controls over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. Based on the current requirements and our public float, we were not required to comply with Section 404 as of December 31, 2006. We are currently subject to the management assessment portion of Section 404 for the year ending December 31, 2007, but we are not subject to the requirement to obtain a report by our independent auditors opining on these assessments. Under current law, we will be subject to the independent auditor requirement for the year ending December 31, 2008. In this regard, our management has been dedicating internal resources, has engaged outside consultants and has begun to develop a detailed work plan to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, and (iii) validate through testing that controls are functioning as documented. If we fail to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fail to prevent fraud, current and potential shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.
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
     We receive municipal tax abatements in certain locations. During 2004 we received notice from a municipal authority that we did not satisfy certain criteria necessary to maintain the abatements. In December 2006 we received notice that the municipal authority planned to make an adjustment to our tax abatement. We plan to dispute the adjustment, but if the dispute is not resolved favorably, we could be subject to additional taxes of approximately $1.5 million..
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

     For the six months ended June 30, 2007 and 2006, a prime contractor (for whom we are a subcontractor) to a U.S. government agency, a consumer products company and Xerox Corporation represented approximately 25%, 13% and 11%, respectively, and approximately 25%, 19% and 12%, respectively of our total service fee revenue, net of pass-through revenue. The loss of, or non-payment of invoices by, any or all of such clients would have a material adverse effect upon our business. In particular, the agreement under which we provide services to such clients are terminable at will upon notice by such clients.
     A substantial portion of our Supplies Distributors product revenue was generated by sales of product purchased under master distributor agreements with the Printing System Division of IBM and is dependent on IBM’s business and the continuing market for IBM products. In January 2007, IBM and Ricoh announced the planned formation of a joint venture company based on IBM’s Printing Systems Division. Upon closing of the agreement in June 2007, Ricoh acquired 51% of the joint venture, which is called InfoPrint Solutions Company, and will progressively acquire the remaining 49% over the next three years. The newly formed joint venture company is expected to eventually become a fully owned subsidiary of Ricoh. No assurance can be given that InfoPrint Solutions Company will continue the master distributor agreements with Supplies Distributors. A termination of this relationship or a decline in customer demand for these products will have a material adverse effect on Supplies Distributors’ business and the Company’s financial condition.
     Sales by Supplies Distributors to three customers accounted for approximately 34% of Supplies Distributors’ total product revenue for the six months ended June 30, 2007. Sales to the same three customers accounted for approximately 39% of Supplies Distributors’ product revenues for the six months ended June 30, 2006. The loss of any one or more of such customers, or non-payment of any material amount by these or any other customer, would have a material adverse effect upon Supplies Distributors’ business.
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
Our ability to offer a broad selection of products at competitive prices is dependent on our ability to maintain existing and build new relationships with manufacturers and vendors. We do not have long- term agreements with our manufacturers or vendors and some of our manufacturers and vendors compete directly with us.
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
     In particular, our business is dependent on sales of Hewlett Packard (HP) and HP-related products, which represented approximately 52% of eCOST’s net revenues (12% of consolidated net revenues) in the six months ended June 30, 2007. Sales of these products in the five month period ended June 30, 2006 were 31% and 7% of eCOST’s net revenues and consolidated net revenues, respectively. If our ability to purchase direct from HP is terminated or restricted, or if the demand for HP and HP-related products declines, our business will be materially adversely affected.
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
     We have generated the substantial majority of our revenues during the past five years from the sale of computer hardware, software and accessories and consumer electronics products. We launched several new product categories, including digital imaging, watches and jewelry, housewares, DVD movies, video games and cellular/wireless. We cannot predict whether our merchandising platform can be successfully applied to other product categories. In addition, expansion of our business strategy into new product categories may require us to incur significant marketing expenses, develop relationships with new vendors and comply with new regulations. We may lack the necessary expertise in a new product category to realize the expected benefits of that new category. These requirements could strain managerial, financial and operational resources. Additional challenges that may affect our ability to expand into new product categories include our ability to:
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
     On July 12, 2004, we received correspondence from MercExchange LLC alleging infringement of its U.S. patents relating to e-commerce and offering to license its patent portfolio to eCOST. On July 15, 2004, we received a follow-up letter from MercExchange specifying which of eCOST’s technologies it believes infringe certain of its patents, alone or in combination with technologies provided by third parties. Some of those patents are currently being litigated by third parties, and we are not involved in those proceedings. In addition, three of the four patents identified by MercExchange are under reexamination at the U.S. Patent and Trademark Office, which may or may not result in the modification of the claims. In the July 15(th) letter, MercExchange also advised that it has a number of applications pending for additional patents. MercExchange has filed lawsuits alleging infringement of some or all of its patents against third parties, resulting in settlements or verdicts in favor of MercExchange. At least one such verdict was appealed to the United States Court of Appeals for the Federal Circuit and was affirmed in part. Recently, the Supreme Court reversed the ruling by the United States Court of Appeals for the Federal Circuit Court requiring that an injunction must be issued in that case. Based on our investigation of this matter to date, we believe that our current eCOST operations do not infringe any valid claims of the patents identified by MercExchange in these letters.
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
     As of June 30, 2007, we had issued and outstanding 601,190 warrants to purchase common stock (having a weighted average exercise price of $2.29 per share). In addition, as of June 30, 2007, we have an aggregate of 6,470,917 stock options outstanding to employees, directors and others with a weighted average exercise price of $1.24 per share. The shares of common stock that may be issued upon exercise of these warrants and options may be resold into the public market. Sales of substantial amounts of common stock in the public market as a result of the exercise of these warrants or options, or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.
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
ITEM 3. Defaults Upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
     On June 15, 2007, the Company held its Annual Meeting of Stockholders. The following matters were acted upon and votes cast or withheld:

1.	Election of Director:

	Dr. Neil W. Jacobs	For: 41,189,905	Withheld: 1,435,463

2.	To grant the Board of Directors discretionary authority to amend the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split:

	For: 40,243,368	Against: 2,331,510	Abstentions: 50,489

3.	Approval of the Amendments to the Company’s Non-Employee Director Stock Option Plan:

	For: 12,183,520	Against: 3,641,556	Abstentions: 99,301	No Vote: 26,700,991

4.	Appointment of KPMG LLP as auditors for the fiscal year ending December 31, 2007:

	For: 42,386,882	Against: 163,501	Abstentions: 74,986
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

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 14, 2007

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