Form 10-Q
period 2007-09-30
PFSWEB INC
filed 2007-11-14
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☑
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No☑
At November 13, 2007 there were 46,574,189 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES
Form 10-Q
September 30, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	September 30,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,172	$15,066
Restricted cash	2,611	2,653
Accounts receivable, net of allowance for doubtful accounts of $1,497 and $2,352 at September 30, 2007 and December 31, 2006, respectively	48,138	49,186
Inventories, net of reserves of $2,086 and $2,987 at September 30, 2007 and December 31, 2006, respectively	44,574	47,670
Other receivables	9,517	10,774
Prepaid expenses and other current assets	3,209	3,531

Total current assets	122,221	128,880

PROPERTY AND EQUIPMENT, net	12,325	12,884
IDENTIFIABLE INTANGIBLES	6,025	6,647
GOODWILL	15,362	15,362
OTHER ASSETS	794	848

Total assets	$156,727	$164,621

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$27,484	$23,802
Trade accounts payable	56,431	62,441
Accrued expenses	20,329	21,485

Total current liabilities	104,244	107,728

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current Portion	3,194	6,076
OTHER LIABILITIES	1,659	1,977

Total liabilities	109,097	115,781

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 46,569,519 and 46,553,752 shares issued at September 30, 2007 and December 31, 2006, respectively; and 46,483,219 and 46,467,452 outstanding at September 30, 2007 and December 31, 2006, respectively	47	47
Additional paid-in capital	91,885	91,302
Accumulated deficit	(46,399)	(44,354)
Accumulated other comprehensive income	2,182	1,930
Treasury stock at cost, 86,300 shares	(85)	(85)

Total shareholders’ equity	47,630	48,840

Total liabilities and shareholders’ equity	$156,727	$164,621

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES:
Product revenue, net	$85,263	$72,593	$250,398	$252,447
Service fee revenue	18,398	15,553	53,006	47,681
Pass-through revenue	8,334	6,138	21,398	14,128

Total net revenues	111,995	94,284	324,802	314,256

COSTS OF REVENUES:
Cost of product revenue	78,874	66,889	231,443	235,698
Cost of service fee revenue	12,912	11,768	38,211	34,513
Pass-through cost of revenue	8,334	6,138	21,398	14,128

Total costs of revenues	100,120	84,795	291,052	284,339

Gross profit	11,875	9,489	33,750	29,917

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, including stock based compensation expense of $172 and $206 in the three months ended September 30, 2007 and 2006, respectively, and $570 and $686 in the nine months ended September 30, 2007 and 2006, respectively	10,678	11,330	32,493	34,238
MERGER INTEGRATION EXPENSE	—	486	150	1,129
AMORTIZATION OF IDENTIFIABLE INTANGIBLES	204	204	612	545

Total operating expenses	10,882	12,020	33,255	35,912

Income (loss) from operations	993	(2,531)	495	(5,995)

INTEREST EXPENSE, NET	615	557	1,857	1,505

Income (loss) before income taxes	378	(3,088)	(1,362)	(7,500)
INCOME TAX EXPENSE, NET	216	221	683	580

NET INCOME (LOSS)	$162	$(3,309)	$(2,045)	$(8,080)

NET INCOME (LOSS) PER SHARE:
Basic	$0.00	$(0.07)	$(0.04)	$(0.19)

Diluted	$0.00	$(0.07)	$(0.04)	$(0.19)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	46,479	46,449	46,477	41,557

Diluted	47,533	46,449	46,477	41,557

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,045)	$(8,080)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,108	5,433
Loss on disposal of assets	—	143
Provision for doubtful accounts	208	480
Provision for excess and obsolete inventory	426	747
Deferred income taxes	70	(55)
Stock-based compensation	570	686
Changes in operating assets and liabilities:
Restricted cash	(607)	738
Accounts receivable	1,596	4,377
Inventories, net	3,804	(2,519)
Prepaid expenses, other receivables and other assets	2,009	818
Accounts payable, accrued expenses and other liabilities	(10,002)	(6,634)

Net cash provided by (used in) operating activities	2,137	(3,866)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,924)	(2,816)
Payment for purchase of eCOST, net of cash acquired	—	(1,299)
Decrease in restricted cash	146	748

Net cash used in investing activities	(2,778)	(3,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(1,452)	(1,087)
Decrease in restricted cash	503	569
Proceeds from issuance of common stock	13	4,900
Proceeds from debt, net	248	3,350

Net cash provided by (used in) financing activities	(688)	7,732

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	435	(114)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(894)	385

CASH AND CASH EQUIVALENTS, beginning of period	15,066	13,683

CASH AND CASH EQUIVALENTS, end of period	$14,172	$14,068

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under capital leases	$2,413	$935

Share consideration to acquire eCOST	$—	$26,778

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
Supplies Distributors Overview
     Supplies Distributors, PFSweb and InfoPrint Solutions Company (“IPS”), a joint venture company owned by Ricoh and International Business Machines Corporation (“IBM”), have entered into master distributor agreements whereby Supplies Distributors acts as a master distributor of various products, primarily IPS product. Pursuant to transaction management services agreements between PFSweb and Supplies Distributors, PFSweb provides transaction management and fulfillment services to Supplies Distributors.
     Supplies Distributors has obtained certain financing that allows it to fund the working capital requirements for the sale of primarily IPS products. Pursuant to the transaction management services agreements, PFSweb provides to Supplies Distributors such services as managed web hosting and maintenance, procurement support, web-enabled customer contact center services, customer relationship management, financial services including billing and collection services, information management, and international distribution services. Additionally, Supplies Distributors does not have its own sales force and relies upon a third party for sales force and product demand generation services. Supplies Distributors sells its products in the United States, Canada and Europe.
     All of the agreements between PFSweb and Supplies Distributors were made in the context of a related party relationship and were negotiated in the overall context of PFSweb’s and Supplies Distributors’ arrangement with IPS. Although management believes that the terms of these agreements are generally consistent with fair market values, there can be no assurance that the prices charged to or by each company under these arrangements are not higher or lower than the prices that may be charged by, or to, unaffiliated third parties for similar services.
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
     The Company’s liquidity has been negatively impacted as a result of the merger with eCOST. During the nine months ended September 30, 2007 and the year ended December 31, 2006, eCOST experienced a net usage of cash primarily due to losses incurred. As a result, the Company has had to support eCOST’s cash needs with the goal of achieving a stabilized operational position and profitable performance. The

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
amount of further cash needed to support eCOST operations will depend upon working capital requirements, bank financing availability as well as eCOST’s continued ability to improve its financial results. Further advances to eCOST may be limited by the Company’s current cash and future cash flow and may be restricted by the Company’s credit facility obligations.
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
     Management currently believes eCOST will meet the Company’s expectations related to improved overall profitability. The Company has reported improvement in eCOST’s financial results during 2007 and expects continued improvement as a result of efforts to increase sales, improve product mix and control operating costs, although there can be no assurance that these future improvements will be achieved. If eCOST does not meet future expectations, the Company anticipates that it would be able to terminate or sublease eCOST’s facility leases, liquidate remaining inventory through the eCOST website and reduce personnel related costs as needed so as to minimize any material impact upon the Company’s other segments.
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

Nine Months Ended
September 30, 2006
Net revenues	$327,190
Net loss	(9,670)
Basic and diluted loss per share	(0.23)
     The unaudited pro forma information combines the historical unaudited consolidated statements of the Company’s operations and eCOST’s operations for the nine months ended September 30, 2006 giving effect to the merger and related events as if they had been consummated on January 1 for the period presented. Pro forma adjustments have been made to reflect the amortization expense relating to the finite lives of certain acquired intangibles, such as trademark name and customer relationships.
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

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Basis of Presentation
     The unaudited interim condensed consolidated financial statements as of September 30, 2007, and for the three and nine months ended September 30, 2007 and 2006, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of September 30, 2007, its results of operations for the three and nine months ended September 30, 2007 and 2006 and its cash flows for the nine months ended September 30, 2007 and 2006. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.
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
Investment in Affiliates
     Priority Fulfillment Services, Inc. (“PFS”), a wholly-owned subsidiary of PFSweb, has made advances to Supplies Distributors which are evidenced by a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Subordinated Note cannot be increased to more than $8.0 million or decreased to lower than $6.0 million without prior approval of the Company’s lenders. As of September 30, 2007, the outstanding balance of the Subordinated Note was $6.0 million. The Subordinated Note is eliminated in the Company’s consolidated financial statements.
     PFS has made advances to eCOST, which aggregated $7.4 million as of September 30, 2007. Certain of the Company’s debt facilities provide that the total advances to eCOST may not be less than $2.0 million without prior approval of eCOST’s lender or increased above $8.5 million without the approval of PFS’ lender. PFSweb has also advanced to eCOST $4.7 million as of September 30, 2007.
Concentration of Business and Credit Risk
     The Company’s service fee revenue is generated under contractual service fee relationships with multiple client relationships. No customers exceeded 10% of consolidated revenue during the nine months ended September 30, 2007. A summary of the customer and client concentrations is as follows:

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements

	Nine Months Ended
	September 30,	September 30,
	2007	2006
Product Revenue (as a percentage of Product Revenue):
Customer 1	10%	12%

Service Fee Revenue (as a percentage of Service Fee Revenue):
Client 1	27%	25%
Client 2	13%	19%
Client 3	11%	12%

Accounts Receivable:
Client/Customer 1	11%	13%
Client/Customer 2	7%	11%
     PFSweb has provided certain collateralized guarantees of its subsidiaries’ financings and credit arrangements. These subsidiaries’ ability to obtain financing on similar terms would be significantly impacted without these guarantees.
     The Company has multiple arrangements with IBM and IPS and is dependent upon the continuation of such arrangements. Substantially all of the Supplies Distributors’ revenue is generated by its sale of product purchased from IPS. These arrangements, which are critical to the Company’s ongoing operations, include Supplies Distributors’ master distributor agreements, certain of Supplies Distributors’ working capital financing agreements, product sales to IPS business units and a term master lease agreement. Supplies Distributors also relies upon outsourced sales force and product demand generation services and the termination of such services would have a material impact upon Supplies Distributors’ business.
     eCOST’s arrangements with its vendors are terminable by either party at will. Loss of any vendors could have a material adverse effect on its financial position, results of operations and cash flows. Sales of HP and HP-related products represented 51% of eCOST’s net revenues (12% of the Company’s consolidated total net revenues) in the nine months ended September 30, 2007. Sales of these products in the eight month period ended September 30, 2006 were 32% and 7% of eCOST’s net revenues and the Company’s consolidated net revenues, respectively.
Inventories
     The Company establishes inventory reserves based upon estimates of potential declines in values due to inventories that are slow moving or obsolete, excess levels of inventory or values assessed at lower than cost. Recoverability of the inventory on hand is measured by comparison of the carrying value of the inventory to the estimated fair value of the inventory.
     Supplies Distributors assumes responsibility for slow-moving inventory under certain master distributor agreements, subject to certain termination rights, but has the right to return product rendered obsolete by engineering changes, as defined. In the event PFSweb, Supplies Distributors and IPS terminate the master distributor agreements, the agreements provide for the parties to mutually agree on a plan of disposition of Supplies Distributors’ then existing inventory.
     The allowance for slow moving inventory was $2.1 million and $3.0 million at September 30, 2007 and December 31, 2006, respectively.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Property and Equipment
     The Company’s property held under capital leases amounted to approximately $4.4 million and $3.7 million, net of accumulated amortization of approximately $10.0 million and $10.0 million, at September 30, 2007 and December 31, 2006, respectively.
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
Stock-Based Compensation
     During the nine months ended September 30, 2007, the Company issued an aggregate of 612,000 options to purchase shares of common stock to officers, directors, employees and consultants of the Company.
Cash Paid
     The Company made payments for interest of approximately $2.1 million and $1.5 million during the nine months ended September 30, 2007 and 2006, respectively. Income taxes of approximately $1.4 million and $0.4 million were paid by the Company during the nine months ended September 30, 2007 and 2006, respectively.
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

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
3. COMPREHENSIVE INCOME (LOSS) (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$162	$(3,309)	$(2,045)	$(8,080)
Other comprehensive loss:
Foreign currency translation Adjustment	255	(30)	252	521

Comprehensive income (loss)	$417	$(3,339)	$(1,793)	$(7,559)

4. NET INCOME (LOSS) PER COMMON SHARE
     Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. For the three months ended September 30, 2007, common stock equivalents of 1.1 million outstanding options are included in the diluted weighted average number of shares outstanding. For the three and nine months ended September 30, 2007, outstanding options of 2.5 million and 6.1 million, respectively, to purchase common shares were anti-dilutive and have been excluded from the weighted diluted average share computation. For the three and nine months ended September 30, 2006, outstanding options of 6.1 million to purchase common shares were antidilutive and have been excluded from the weighted diluted average share computation for each period. Warrants not included in the calculation of diluted net loss per share for the three and nine months ended September 30, 2007 and 2006 were 0.6 million for each period.
5. VENDOR FINANCING:
     Outstanding obligations under vendor financing arrangements consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Inventory and working capital financing agreements:
United States	$21,461	$28,037
Europe	12,941	12,713

Total	$34,402	$40,750

Inventory and Working Capital Financing Agreement, United States
     Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of IPS products in the United States, providing financing for eligible IPS inventory and for certain receivables up to $30.5 million through its expiration in March 2008. As of September 30, 2007, Supplies Distributors had $4.0 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $6.0 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (8.25% as of September 30, 2007). The facility also includes a monthly service fee. The Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Inventory and Working Capital Financing Agreement, Europe
     Supplies Distributors’ European subsidiaries have a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance their distribution of IPS products in Europe. The asset based credit facility with IBM Belgium provides up to 12.5 million Euros (approximately $17.7 million) in financing for purchasing IPS inventory and for certain receivables through its expiration in March 2008. As of September 30, 2007, Supplies Distributors’ European subsidiaries had 2.0 million euros ($2.8 million) of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors and its European subsidiaries to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors’ European subsidiaries, as well as collateralized guaranties of Supplies Distributors and PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $6.0 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at Euribor plus 1.5% (6.0% as of September 30, 2007). Supplies Distributors’ European subsidiaries pay a monthly service fee on the commitment. The Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.
7. DEBT AND CAPITAL LEASE OBLIGATIONS;
     Outstanding obligations under debt and capital lease obligations consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Loan and security agreements, United States
Supplies Distributors	$13,036	$12,102
PFS	6,946	6,985
Credit facility — eCOST	—	—
Factoring agreement, Europe	878	1,039
Taxable revenue bonds	4,000	4,500
Master lease agreements	5,333	4,742
Other	485	510

Total	30,678	29,878
Less current portion of long-term debt	27,484	23,802

Long-term debt, less current portion	$3,194	$6,076

Loan and Security Agreement — Supplies Distributors
     Supplies Distributors has a loan and security agreement with Wachovia Bank, N.A. (“Wachovia”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of September 30, 2007, Supplies Distributors had $1.4 million of available credit under this agreement. The Wachovia facility expires on the earlier of March 29, 2009 or the date on which the parties to the IPS master distributor agreement no longer operate under the terms of such agreement and/or IPS no longer supplies products pursuant to such agreement. Borrowings under the Wachovia facility accrue interest at prime rate or Eurodollar rate plus 1.75% to 2.25%, dependent on excess availability, as defined. The interest rate as of September 30, 2007 was 8.3% for $7.0 million of outstanding borrowings and 7.7% for $6.0 million of outstanding borrowings. This agreement contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a Subordinated Note receivable balance

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
from Supplies Distributors of no less than $5.5 million and restricted cash of less than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks and Wachovia pursuant to which a security interest was granted to Wachovia for all U.S. and Canadian customer remittances received in specified bank accounts. At September 30, 2007 and December 31, 2006, these bank accounts held $1.7 million and $2.2 million, respectively, which was restricted for payment to Wachovia.
Loan and Security Agreement — PFSweb
     PFS has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”). The Comerica Agreement provides for up to $10.0 million of eligible accounts receivable financing (“Working Capital Advances”) through April 2008, a Term Loan of $1.5 million due in monthly installments through December 2007 and $2.5 million of equipment financing (“Equipment Advances”) due in monthly installments through June 15, 2008. Outstanding Working Capital Advances, $6.5 million as of September 30, 2007, accrue interest at prime rate plus 1% (8.75% as of September 30, 2007). Outstanding Equipment Advances, ($0.1 million as of September 30, 2007) and the Term Loan ($0.3 million outstanding as of September 30, 2007), accrue interest at prime rate plus 1.5% (9.25% as of September 30, 2007). As of September 30, 2007, PFS had $3.3 million of available credit under the Working Capital Advance portion of this facility and no available credit under the Equipment Advance or Term Loan portions of this facility. In October 2007, the Company repaid a significant portion of the $6.5 million of Working Capital Advances outstanding as of September 30, 2007. The Comerica Agreement contains cross default provisions, various restrictions upon PFS’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the subordinated note receivable from Supplies Distributors to a maximum of $8 million. Subject to certain restrictions, Comerica has provided approval for PFS to advance $8.5 million in cash to fund the cash flow requirements of eCOST, if needed, of which $7.4 million had been advanced as of September 30, 2007. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb, Inc.
Credit Facility — eCOST
     eCOST has an asset-based line of credit facility of up to $7.5 million from Wachovia, through May 2009, which is collateralized by substantially all of eCOST’s assets. Borrowings under the facility are limited to a percentage of eligible accounts receivable and inventory. Outstanding amounts under the facility bear interest at rates ranging from the prime rate to the prime rate plus 0.5% (8.25% as of September 30, 2007), depending on eCOST’s financial results. As of September 30, 2007, eCOST had $1.8 million of letters of credit outstanding and $1.7 million of available credit under this facility. In connection with the line of credit, eCOST entered into a cash management arrangement whereby eCOST’s operating amounts are swept and used to repay outstanding amounts under the line of credit. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, and requires a minimum tangible net worth of $0 million, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.
Factoring Agreement
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million euros (approximately $10.6 million) of eligible

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
accounts receivables through March 2008. As of September 30, 2007, Supplies Distributors’ European subsidiary had approximately 3.3 million euros ($4.7 million) of available credit under this agreement. Borrowings accrue interest at Euribor plus 0.6% (5.0% at September 30, 2007). This agreement contains various restrictions upon the ability of Supplies Distributors’ European subsidiary to, among other things, merge, consolidate and incur indebtedness, as well as financial covenants, such as minimum net worth. This agreement is secured by a guarantee of Supplies Distributors, up to a maximum of 200,000 euros.
Taxable Revenue Bonds
     PFSweb has a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of $5 million MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned the proceeds of the Bonds to PFSweb for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in the Company’s Southaven, Mississippi distribution facility. The Bonds bear interest at a variable rate (5.5% as of September 30, 2007), as determined by Comerica Securities, as Remarketing Agent. PFSweb, at its option, may convert the Bonds to a fixed rate, to be determined by the Remarketing Agent at the time of conversion.
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
Master Lease Agreements
     The Company has a Term Lease Master Agreement with IBM Credit Corporation (“Master Lease Agreement”) that provides for leasing or financing transactions of equipment and other assets, which generally have terms of 3 years. The outstanding leasing transactions ($1.1 million and $1.0 million as of September 30, 2007 and December 31, 2006, respectively) are secured by the related equipment.
     The Company has two other master agreements with financing companies that provide for leasing or financing transactions of certain equipment. The amounts outstanding under these agreements were $1.7 million and $2.1 million as of September 30, 2007 and December 31, 2006, respectively, and are secured by the related equipment.
     The Company has other leasing and financing agreements and will continue to enter into those arrangements as needed to finance the purchasing or leasing of certain equipment or other assets. Borrowings under these agreements are generally secured by the related equipment.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
8. SEGMENT INFORMATION
     The Company is organized into three operating segments: PFSweb is an international provider of integrated business process outsourcing solutions and operates as a service fee business; Supplies Distributors is a master distributor of primarily IPS products; and eCOST is a multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues (in thousands):
PFSweb	$28,814	$23,720	$80,729	$68,567
Supplies Distributors	58,313	55,917	174,718	185,199
eCOST	26,950	16,676	75,680	67,248
Eliminations	(2,082)	(2,029)	(6,325)	(6,758)

	$111,995	$94,284	$324,802	$314,256

Income (loss) from operations (in thousands):
PFSweb	$115	$(1,657)	$(1,658)	$(1,966)
Supplies Distributors	1,570	3,060	4,998	6,364
eCOST	(692)	(3,934)	(2,845)	(10,393)
Eliminations	—	—	—	—

	$993	$(2,531)	$495	$(5,995)

Depreciation and amortization (in thousands):
PFSweb	$1,760	$1,555	$5,342	$4,661
Supplies Distributors	6	4	15	7
eCOST	255	285	751	765
Eliminations	—	—	—	—

	$2,021	$1,844	$6,108	$5,433

Capital expenditures (in thousands):
PFSweb	$818	$690	$2,667	$2,674
Supplies Distributors	—	2	7	47
eCOST	115	1	250	95
Eliminations	—	—	—	—

	$933	$693	$2,924	$2,816

	September 30,	December 31,
	2007	2006
Assets (in thousands):
PFSweb	$100,526	$100,229
Supplies Distributors	79,205	85,249
eCOST	34,349	33,616
Eliminations	(57,353)	(54,473)

	$156,727	$164,621

9. COMMITMENTS AND CONTINGENCIES
     The Company receives municipal tax abatements in certain locations. During 2004 the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements. In December 2006, the Company received notice that the municipal authority planned to make an adjustment to certain tax abatements. The Company has disputed the adjustment, but if the dispute is not resolved favorably, the Company could be assessed additional taxes from January 1, 2004. The Company has not accrued for the additional taxes, which could be approximately $1.5 million, as it does not believe that it is probable that an additional assessment will be incurred.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
     On May 9, 2005, a lawsuit was filed in the District Court of Collin County, Texas, by J. Gregg Pritchard, as Trustee of the D.I.C. Creditors Trust, naming the former directors of Daisytek International Corporation and the Company as defendants. Daisytek filed for bankruptcy in May 2003 and the Trust was created pursuant to Daisytek’s Plan of Liquidation. The complaint alleged, among other things, that the spin-off of the Company from Daisytek in December 1999 was a fraudulent conveyance and that Daisytek was damaged thereby in the amount of at least $38 million. On May 3, 2007, the Court granted certain motions for summary judgment filed by the Company and certain of the former Daisytek directors. As a result of this ruling, all of the claims against the Company have been dismissed, although certain of the claims against certain of the individual defendants remain. Through September 30, 2007, the Company has incurred outstanding legal costs of $0.4 million, which have not been paid as the Company expects such costs to be covered by insurance.
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
Forward-Looking Information
     We have made forward-looking statements in this Report on Form 10-Q. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “seek,” “strive,” “believe,” “expect,” “anticipate,” “predict,” “potential,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “target” and “estimate” or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to those set forth above or elsewhere in this Report on Form 10-Q and our Form 10-K for the year ended December 31, 2006, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:
•	our ability to retain and expand relationships with existing clients and attract and implement new clients;

•	our reliance on the fees generated by the transaction volume or product sales of our clients;

•	our reliance on our clients’ projections or transaction volume or product sales;

•	our dependence upon our agreements with International Business Machines Corporation (“IBM”) and InfoPrint Solutions Company (“IPS”), a joint venture company owned by Ricoh and IBM;

•	our dependence upon our agreements with our major clients;

•	our client mix, their business volumes and the seasonality of their business;

•	our ability to finalize pending contracts;

•	the impact of strategic alliances and acquisitions;

•	trends in e-commerce, outsourcing, government regulation both foreign and domestic and the market for our services;

•	whether we can continue and manage growth;

•	increased competition;

•	our ability to generate more revenue and achieve sustainable profitability;

•	effects of changes in profit margins;

•	the customer and supplier concentration of our business;

•	the unknown effects of possible system failures and rapid changes in technology;

•	foreign currency risks and other risks of operating in foreign countries;

•	potential litigation;

•	potential delisting;

•	our dependency on key personnel;

•	the impact of new accounting standards and changes in existing accounting rules or the interpretations of those rules;

•	our ability to raise additional capital or obtain additional financing;

•	our ability and the ability of our subsidiaries to borrow under current financing arrangements and maintain compliance with debt covenants;

•	relationship with and our guarantees of certain of the liabilities and indebtedness of our subsidiaries;

•	whether outstanding warrants issued in a prior private placement will be exercised in the future;

•	our ability to successfully achieve the anticipated benefits of the merger:

•	eCOST’s potential indemnification obligations to its former parent;

•	eCOST’s ability to maintain existing and build new relationships with manufacturers and vendors and the success of its advertising and marketing efforts;

•	eCOST’s ability to increase its sales revenue and sales margin and improve operating efficiencies; and

•	eCOST’s ability to generate a profit and cash flows sufficient to cover the values of its intangible assets.
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
     Our second business segment is a product revenue model. In this segment, we are a master distributor of product for IPS and certain other clients. In this capacity, we purchase, and thus own, inventory and recognize the corresponding product revenue. As a result, upon the sale of inventory, we own the accounts receivable. Freight costs billed to customers are reflected as components of product revenue. This business segment requires significant working capital requirements, for which we have senior credit facilities to provide for more than $80 million of available financing.
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

     Growth within our product revenue business is primarily driven by our ability to attract new master distributor arrangements with IPS or other manufacturers and the sales and marketing efforts of the manufacturers and third party sales partners.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Product revenue, net	76.1%	77.0%	77.1%	80.3%
Service fee revenue	16.4	16.5	16.3	15.2
Pass-through revenue	7.5	6.5	6.6	4.5

Total revenues	100.0	100.0	100.0	100.0

Cost of product revenue (as % of product revenue)	92.5	92.1	92.4	93.4
Cost of service fee revenue (as % of net service fee revenue)	70.2	75.7	72.1	72.4
Cost of pass-through revenue (as % of pass- through revenue)	100.0	100.0	100.0	100.0

Total costs of revenues	89.4	89.9	89.6	90.5

Gross profit	10.6	10.1	10.4	9.5
Operating expenses	9.7	12.7	10.2	11.4

Income (loss) from operations	0.9	(2.6)	0.2	(1.9)
Interest expense, net	0.6	0.6	0.6	0.5

Income (loss) before income taxes	0.3	(3.2)	(0.4)	(2.4)
Income tax expense	0.2	0.2	0.2	0.3

Net income (loss)	0.1%	(3.4)%	(0.6)%	(2.7)%

Results of Operations for the Interim Periods Ended September 30, 2007 and 2006
     Product Revenue. Product revenue was $85.3 million for the three months ended September 30, 2007, as compared to $72.6 million for the three months ended September 30, 2006, an increase of $12.7 million, or 17.5%. eCOST’s product revenue increased $10.3 million compared to the same period in the prior year. eCOST’s prior year revenue was negatively impacted by service and product merchandising issues incurred in conjunction with the 2006 integration of eCOST into the Company’s operations. These issues have since been addressed. Supplies Distributors product revenue increased $2.4 million, or 4.3%, primarily due to the impact of foreign currency rates applicable to the European business.
     Product revenue for the nine months ended September 30, 2007 was $250.4 million as compared to $252.4 million in the same period of the prior year, a decrease of $2.0 million, or 0.8%. eCOST product revenue was $75.7 million in the 2007 period as compared to $67.2 million in the prior year, which includes nine months of activity in the period ended September 30, 2007 as compared to eight months in the nine month period ended September 30, 2006. The eCOST revenue in 2006 was also negatively impacted by service and product merchandising issues while 2007 revenue was offset by reduced low margin sales transactions as a result of improved pricing controls. Supplies Distributors product revenue decreased $10.5 million, or 5.7% during the nine month period ended September 30, 2007, as compared to the same period of the prior year. This decrease was primarily due to the decreased sales volume of certain products from improvement in the products’ useful lives, which slowed consumer’s demand for replenishment, the impact of foreign currency fluctuations which created alternative purchasing channels for certain customers, and incremental vendor promotion activity in the March 2006 quarter, which did not occur in 2007.
     Service Fee Revenue. Service fee revenue was $18.4 million for the three months ended September 30, 2007 as compared to $15.6 million for the three months ended September 30, 2006, an increase of $2.8 million or 18.3%. Service fees for the nine months ended September 30, 2007 and 2006 were $53.0 million and $47.7 million, respectively, an increase of $5.3 million or 11.2%. The increase in service fee revenue for the three and nine months ended September 30, 2007 and 2006 reflects the favorable impact from new clients that were added late in calendar year 2006 and increased project activity in the current year. In addition, service fee revenue for the three months ended September 30, 2007 benefitted from a shift in timing of transaction volumes from a large client into this quarter as opposed to earlier in the year.

The change in service fee revenue is shown below ($ millions):

	Three	Nine
	Months	Months
Period ended September 30, 2006	$15.6	$47.7
New service contract relationships, including certain incremental projects under new contracts	1.9	3.5
Change in existing client service fees and certain incremental projects with existing clients	2.5	4.3
Terminated clients not included in 2007 revenue	(1.6)	(2.5)

Period ended September 30, 2007	$18.4	$53.0

     Cost of Product Revenue. Cost of product revenue was $78.9 million for the three months ended September 30, 2007, as compared to $66.9 million for the three months ended September 30, 2006, an increase of $12.0 million or 17.9%. The resulting gross margin for eCOST was $2.4 million or 8.8% of product revenue in the 2007 period and $0.3 million or 1.9% of product revenue during the 2006 period. Gross margin for eCOST increased from the prior year due to broader product mix, improved pricing controls, freight initiatives and an increased number of virtual warehouse agreements with its vendors. In addition, the period ended September 30, 2006 included elevated levels of fraudulent credit card chargeback activity that resulted in approximately $1.0 million higher than normal chargebacks.
     Cost of product revenue for Supplies Distributors increased $3.8 million or 7.4% primarily as the result of the impact of foreign currency rates applicable to the European business. The resulting gross profit margin was $4.0 million or 6.9% of product revenue for the three months ended September 30, 2007 and $5.4 million or 9.6% of product revenue for the same period in 2006, which included certain incremental inventory cost reductions.
     Cost of product revenue was $231.4 million for the nine months ended September 30, 2007, as compared to $235.7 million for the nine months ended September 30, 2006, a decrease of $4.3 million or 1.8%. Cost of product revenue for the nine months ended September 30, 2007 includes nine months of activity for eCOST as compared to eight months in the nine month period ended September 30, 2006 following the acquisition of eCOST in February 2006. The resulting gross margin for eCOST was $6.4 million or 8.4% of product revenue in the 2007 period and $2.8 million or 4.1% of product revenue during the 2006 period. Gross margin for eCOST for the period ended September 30, 2006 included elevated levels of fraudulent credit card chargeback activity, an increased provision for excess and obsolete inventory and the impact of a loss applicable to a sales transaction with a former eCOST customer. In addition, gross margin for eCOST increased from the prior year due to improved product pricing controls, freight initiatives and incremental virtual warehouse agreements.
     Supplies Distributors cost of product revenue decreased $9.1 million or 5.3% in the 2007 nine month period, primarily as a result of reduced product sales. The resulting gross profit margin was $12.6 million or 7.2% of product revenue for the nine months ended September 30, 2007 and $13.9 million or 7.5% of product revenue for the nine months ended September 30, 2006.
     Cost of Service Fee Revenue. Cost of service fee revenue was $12.9 million for the three months ended September 30, 2007, as compared to $11.8 million during the three months ended September 30, 2006, an increase of $1.1 million or 9.6%. The resulting service fee gross profit was $5.5 million or 29.8% of service fee revenue, during the three months ended September 30, 2007 as compared to $3.8 million, or 24.3% of service fee revenue for the three months ended September 30, 2006. The increase in gross profit as a percent of service fees for the three months ended September 30, 2007 is primarily due to the favorable impact from a shift in timing of transaction volumes from a large client into the September 2007 quarter as opposed to earlier in the year, increased higher margin project revenues from certain clients and improved cost controls and productivity on certain clients.
     Cost of service fee revenue was $38.2 million for the nine months ended September 30, 2007, as compared to $34.5 million during the nine months ended September 30, 2006, an increase of $3.7 million or 10.7%. The resulting service fee gross profit was $14.8 million or 27.9% of service fee revenue, during the nine months ended September 30, 2007 as compared to $13.2 million, or 27.6% of service fee revenue for the nine months ended September 30, 2006. The increase in gross profit as a percentage of service fees in the 2007 period is primarily due to additional high margin client project activity compared to the 2006 period and improved cost controls and productivity on certain clients. As we add new service fee revenue in the future, we currently intend to target the underlying contracts to earn an average gross profit percentage of 25-30%, but we have and may continue to accept lower gross margin percentages on certain contracts depending on contract scope and other factors.
     Operating Expenses. Operating expenses were $10.9 million for the three months ended September 30, 2007, or 9.7% of total net revenues, as compared to $12.0 million, or 12.7% of total net revenues, for the three months ended September 30, 2006. The decrease in operating expenses is primarily due to continued recognition of expected benefits from cost savings initiatives at eCOST as well as the favorable impact from exchange rates on intercompany accounts during the 2007 quarter.
     Operating expenses were $33.3 million for the nine months ended September 30, 2007, or 10.2% of total net revenues, as compared to $35.9 million, or 11.4% of total net revenues, for the nine months ended September 30, 2006. Operating expenses for the nine months ended September 30, 2007 include nine months of activity for eCOST as compared to only eight months of activity in the nine month period ended September 30, 2006 following the acquisition of eCOST in February 2006. eCOST’s operating expenses declined during 2007 by $3.9 million as compared to the prior year primarily due to the realization of savings through the reduction of certain advertising and overhead expenses, changes in corporate infrastructure expenses and operating efficiencies attained as a result of the eCOST integration.
     Excluding eCOST, operating expenses were $24.0 million, or 9.6% of total net revenues in the nine months ended September 30, 2007 and $22.8 million, or 9.2% of total net revenues in the comparable prior year period. The increase in operating expenses is primarily due to increased facility and personnel related expenses partially offset by the favorable impact of exchange rates on intercompany accounts during the 2007 period.
     Income Taxes. For the three months ended September 30, 2007 and 2006, we recorded a tax provision of $0.2 million in each of the periods, associated primarily with our subsidiary Supplies Distributors’ Canadian and European operations. For the nine month periods ended September 30, 2007 and 2006, we recorded a tax provision of $0.7 million and $0.6 million, respectively, for those same operations. We did not record a federal income tax benefit associated with our consolidated net loss in our U.S. operations or for our PFSweb Canadian pre-tax losses in the current or prior periods. A valuation allowance has been provided for the majority of our net deferred tax assets as of September 30, 2007 and December 31, 2006, which are primarily related to our net operating loss carryforwards, and certain foreign deferred tax assets. We expect that we will continue to record an income tax provision associated with Supplies Distributors’ Canadian and European results of operations.
Liquidity and Capital Resources
     Net cash provided by operating activities was $2.1 million for the nine months ended September 30, 2007, and primarily resulted from $5.3 million of benefit from net loss as adjusted for non-cash items, a $3.8 million decrease in inventory, a decrease in prepaid expenses, other receivables and other assets of $2.0 million and a $1.6 million decrease in accounts receivable partially offset by a decrease in accounts payable, accrued expenses and other liabilities of $10.0 million and an increase in restricted cash of $0.6 million.
     Net cash used in operating activities was $3.9 million for the nine months ended September 30, 2006, and primarily resulted from a $6.6 million decrease in accounts payable, accrued expenses and other liabilities, an increase in inventories of $2.5 million and $0.6 million of net loss, as adjusted for non-cash items, offset by a decrease in accounts receivable of $4.4 million, a $0.8 million decrease in prepaid expenses, other receivables and other current assets and a $0.7 million decrease in restricted cash.
     Net cash used in investing activities for the nine months ended September 30, 2007 totaled $2.8 million, primarily resulting from capital expenditures.
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
     Net cash used in financing activities was approximately $0.7 million for the nine months ended September 30, 2007, primarily representing $1.5 million of payments on capital leases partially offset by a $0.5 million decrease in restricted cash and $0.2 million of proceeds from debt.
     Net cash provided by financing activities was approximately $7.7 million for the nine months ended September 30, 2006, primarily representing $4.9 million of net proceeds on issuance of common stock pursuant to a private placement transaction, $3.4 million of proceeds on debt and $0.6 decrease in restricted cash, partially offset by $1.1 million of payments on capital leases.
     Our liquidity has been negatively impacted as a result of the merger with eCOST. During the nine months ended September 30, 2007 and the year ended December 31, 2006, eCOST experienced a net usage of cash primarily due to losses incurred. As a result, during the process of transitioning and integrating eCOST’s operations, PFSweb has had to support eCOST’s cash needs with the goal of achieving a stabilized operational position. The amount of further cash needed to support eCOST operations will depend upon the financing available as well as eCOST’s continued ability to improve its financial results.
     We initially targeted that eCOST, as part of a combined Company, would achieve annual recurring cost savings of approximately $4 million to $5 million, as compared to pre-merger levels. As we have now completed the integration of eCOST into our infrastructure, we have begun to realize the expected benefits of these cost savings initiatives, which resulted from, among other things, the reduction of advertising expense and certain overhead expenses, changes in corporate infrastructure and reduced freight costs. eCOST’s results have improved during 2007 and we expect continued improvement as a result of efforts to increase sales, improve product mix and further improve operational efficiencies.
     During the nine months ended September 30, 2007, our working capital decreased to $18.0 million from $21.2 million at December 31, 2006, primarily as a result of the reclassification of $3.2 million in taxable revenue bonds to short-term debt due to the April 2008 maturity of the related letter of credit security and the use of cash to support operating losses. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities, entering into new debt agreements or transferring to third parties a portion of our subordinated loan balance due from Supplies Distributors. In conjunction with certain of these alternatives, we may be required to provide certain letters of credit to secure these arrangements. No assurances can be given that we will be successful in obtaining any additional financing or the terms thereof. We currently believe that our cash position, financing available under our credit facilities and funds generated from operations (including our anticipated revenue growth and/or cost reductions to offset lower than anticipated revenue growth) will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our lease obligations, and additional loans to our subsidiaries Supplies Distributors and eCOST, if necessary, for at least the next twelve months.

     The following is a schedule of our total contractual cash obligations which is comprised of operating leases, debt, vendor financing and capital leases (including interest) as of September 30, 2007, (in millions):

	Payments Due By Period
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
Contractual Obligations
Debt and vendor financing	$60,540	$60,047	$375	$118	$—
Capital lease obligations	5,449	2,468	2,537	444	—
Operating leases	20,273	6,968	9,429	3,876	—

Total	$86,262	$69,483	$12,341	$4,438	$—

     As of September 30 2007, we had $2.6 million of cash restricted for payment of capital expenditures or repayments to lenders. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain of our subsidiaries’ credit facilities. Many of these facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other credit facilities and agreements. These covenants include minimum levels of net worth for the individual borrower subsidiaries and restrictions on the ability of the borrower subsidiaries to advance funds to other borrower subsidiaries. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. In particular, in the event eCOST is unable to increase its revenue and/or gross profit from its present levels, it may fail to comply with one or more of the financial covenants required under its working capital line of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and payment under our parent guaranty. A requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of September 30, 2007, we were in compliance with all debt covenants. We do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.
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
     To finance their distribution of IPS products, Supplies Distributors and its subsidiaries have short-term credit facilities with IBM Credit LLC (“IBM Credit”) and IBM Belgium Financial Services S.A. (“IBM Belgium”). We have provided a collateralized guaranty to secure the repayment of these credit facilities. These asset-based credit facilities provided financing for up to $30.5 million and up to 12.5 million Euros (approximately $17.7 million) with IBM Credit and IBM Belgium, respectively. These agreements expire in March 2008.
     Supplies Distributors also has a loan and security agreement with Wachovia Bank, N.A. (“Wachovia”) to provide financing for up to $25 million of eligible accounts receivables in the United States and Canada. The Wachovia facility expires on the earlier of March 29, 2009 or the date on which the parties to the IPS master distributor agreement no longer operate under the terms of such agreement and/or IPS no longer supplies products pursuant to such agreement.
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million Euros (approximately $10.6 million) of eligible accounts receivables through March 2008.

     These credit facilities contain cross default provisions, various restrictions upon the ability of Supplies Distributors and its subsidiaries to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as cash flow from operations, annualized revenue to working capital, net profit after tax to revenue, minimum net worth and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, we are required to maintain a subordinated loan to Supplies Distributors of no less than $6.0 million, maintain restricted cash of less than $5.0 million, are restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure and a minimum shareholders’ equity of at least $18.0 million. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or its subsidiaries under these facilities if they are unable to do so. We have also provided a guarantee of the obligations of Supplies Distributors and its subsidiaries to IBM and IPS, excluding the trade payables that are financed by IBM credit.
     Our subsidiary, Priority Fulfillment Services, Inc. (“PFS”), has entered into a Loan and Security Agreement with Comerica Bank (“Comerica”), which provides for up to $10.0 million of eligible accounts receivable financing through March 2008, provided a $1.5 million Term Loan due in equal monthly installments through December 2007 and provided for up to $2.5 million of eligible equipment purchases through June 2008. We entered this Agreement to supplement our existing cash position, and provide funding for our current and future operations, including our targeted growth. The Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, and a minimum liquidity ratio, as defined. The agreement also limits PFS’s ability to increase the subordinated loan to Supplies Distributors to more than $8.0 million or advance more than $8.5 million to eCOST without Comerica’s approval. The agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb.
     eCOST currently has an asset-based line of credit facility of up to $7.5 million with Wachovia, which is collateralized by substantially all of eCOST’s assets and expires in May 2009. Borrowings under the facility are limited to a percentage of eligible accounts receivable and letter of credit availability is limited to a percentage of accounts receivable and inventory. As of September 30, 2007, eCOST had $1.8 million of letters of credit outstanding and $1.7 million of available credit under this facility. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as a minimum tangible net worth of $0 million, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.
     In 2003, we entered into a Securities Purchase Agreement with certain institutional investors in a private placement transaction pursuant to which we issued and sold an aggregate of 1.6 million shares of our common stock (the “Common Stock”). In addition to the Common Stock, the investors received certain warrants to purchase shares of Common Stock at a specified exercise price. The adjusted exercise price of the outstanding warrants is $2.31 per share and the adjusted number of warrants is 564,980. In addition, in connection with the merger with eCOST, we assumed outstanding warrants to issue an aggregate of 36,210 shares of common stock at an exercise price of $2.00 per share, subject to the terms set forth therein.
     In 2004, to fulfill our obligations under certain new client relationships, we entered into a three-year operating lease arrangement for a new distribution facility in Southaven, MS, near our existing distribution complex in Memphis, TN. We incurred more than $5 million in capital expenditures to support the incremental business in this new distribution center. We financed a significant portion of these expenditures through a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) pursuant to which the MBFC issued $5 million MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned us the proceeds of the Bonds for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in our new Southaven, Mississippi distribution facility. The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) in the initial face amount of

$5.1 million issued by Comerica pursuant to a Reimbursement Agreement between us and Comerica under which we are obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has a maturity date of April 2008 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof. The current amount outstanding on this Loan Agreement as of September 30, 2007 is $4.0 million.
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
     To the extent we fail to comply with the various debt covenants described above, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. Any requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of September 30, 2007, we were in compliance with all debt covenants.
     Through our merger with eCOST, we have aligned the core strengths of each company to leverage our operational infrastructure and technology expertise with eCOST’s customer base and supplier relationships. We initially targeted to achieve $4 million to $5 million in annual cost savings, as compared to pre-merger levels. These targeted savings were expected to result from, among other things, reductions in the following costs:
•	Certain redundant administrative and public company activities;

•	Advertising expense;

•	Excess capacity and other related facility expenses;

•	Technology, telecommunications and operational costs; and

•	Overall outbound freight costs due to additional freight options.
     As we have completed the integration of eCOST into our infrastructure, we are realizing the expected benefits of many of these cost saving initiatives.
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
     We can provide no assurance that such plans or the underlying financial benefits will be achieved. Additionally, even with such plans, we expect that eCOST will operate at a loss during 2007 and may require further funding to support its operations.
     eCOST has historically incurred significant operating losses and used cash to fund its operations. As a result, we have been required to invest cash to fund eCOST’s operations, which we may not be able to continue to do without approval from our lenders. The amount of further cash needed to support eCOST operations depends upon the financing available under its credit line as well as eCOST’s ability to improve its financial results. Through November 13, 2007, we have advanced $12.1 million to eCOST to fund eCOST’s cash flow requirements and have lender approval to advance an additional $1.1 million, with certain restrictions, if needed. In the event we need to invest further cash to eCOST, we may be required to seek approval from our lenders to provide such funds. We can provide no assurance that we will receive such approval from our lenders or any terms or conditions required by our lenders in order to obtain such approval. In addition, PFSweb has provided a guaranty of eCOST’s bank line of credit and certain eCOST vendor trade payables.
     If eCOST is unable to meet its requirements under its debt obligations and bank facility, the guarantees referred to above could be called upon.
     We receive municipal tax abatements in certain locations. During 2004 we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements. In December 2006, we received notice that the municipal authority planned to make an adjustment to our tax abatement. We have disputed the adjustment, but if the dispute is not resolved favorably, additional taxes of $1.5 million could be assessed against us.
     On May 9, 2005, a lawsuit was filed in the District Court of Collin County, Texas, by J. Gregg Pritchard, as Trustee of the D.I.C. Creditors Trust, naming the former directors of Daisytek International Corporation and the Company as defendants. Daisytek filed for bankruptcy in May 2003 and the Trust was created pursuant to Daisytek’s Plan of Liquidation. The complaint alleged, among other things, that the spin-off of the Company from Daisytek in December 1999 was a fraudulent conveyance and that Daisytek was damaged thereby in the amount of at least $38 million. On May 3, 2007, the Court granted certain motions for summary judgment filed by the Company and certain of the former Daisytek directors. As a result of this ruling, all of the claims against the Company have been dismissed although certain of the claims against certain of the individual defendants remain. Through September 30, 2007, we have incurred outstanding legal costs of approximately $0.4 million, which have not been paid as the Company expects such costs to be covered by insurance.
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

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
     We are exposed to various market risks including interest rates on financial instruments and foreign exchange rates.
Interest Rate Risk
     Our interest rate risk exists from our outstanding balances on our inventory and working capital financing agreements, taxable revenue bonds, loan and security agreements and factoring agreement for the financing of inventory, accounts receivable and certain other receivables and certain equipment, which amounted to $59.7 million at September 30, 2007. A 100 basis point movement in interest rates would result in approximately $0.3 million annualized increase or decrease in interest expense based on the outstanding balance of these agreements at September 30, 2007.
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
     As of September 30, 2007, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of IPS product inventory, was approximately $65.1 million. Certain of the credit facilities have maturity dates in calendar year 2008 or after, but are classified as current liabilities in our consolidated financial statements. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. Any non-renewal or any default under any of our credit facilities would have a material adverse impact upon our business and financial condition. In addition we have provided $6.0 million of subordinated indebtedness to Supplies Distributors, the minimum level required under certain credit facilities as of September 30, 2007. The maximum level of this subordinated indebtedness to Supplies Distributors that may be provided without approval from our lenders is $8.0 million. The restrictions on increasing this amount without lender approval may limit our ability to comply with certain loan covenants or further grow and develop Supplies Distributors’ business. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so. We have also guaranteed eCOST’s $7.5 million credit line with Wachovia, as well as certain of its vendor trade payables. We currently expect that it may be necessary to provide additional guarantees of certain eCOST vendor trade payables in the future.
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
     We have begun a process to document and evaluate our internal controls over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. Based on the current requirements and our public float, we were not required to comply with Section 404 as of December 31, 2006. We are currently subject to the management assessment portion of Section 404 for the year ending December 31, 2007, but we are not subject to the requirement to obtain a report by our independent auditors opining on these assessments. Under current law, we will be subject to the independent auditor requirement for the year ending December 31, 2008. In this regard, our management has been dedicating internal resources, has engaged outside consultants and has begun to develop and execute a detailed work plan to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, and (iii) validate through testing that controls are functioning as documented. If we fail to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fail to prevent fraud, current and potential shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.
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
     We receive municipal tax abatements in certain locations. During 2004 we received notice from a municipal authority that we did not satisfy certain criteria necessary to maintain the abatements. In December 2006 we received notice that the municipal authority planned to make an adjustment to our tax abatement. We have disputed the adjustment, but if the dispute is not resolved favorably, we could be subject to additional taxes of approximately $1.5 million.
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
     For the nine months ended September 30, 2007 and 2006, a prime contractor (for whom we are a subcontractor) to a U.S. government agency, a consumer products company and Xerox Corporation represented approximately 27%, 13% and 11%, respectively, and approximately 25%, 19% and 12%, respectively of our total service fee revenue, net of pass-through revenue. The loss of, or non-payment of invoices by, any or all of such clients would have a material adverse effect upon our business. In particular, the agreement under which we provide services to such clients are terminable at will upon notice by such clients.
     A substantial portion of our Supplies Distributors product revenue is generated by sales of product purchased under master distributor agreements with the Printing System Division of IBM and is dependent on IBM’s business and the continuing market for IBM products. Supplies Distributors relies upon a third party to provide sales force and product demand generation services for its sale of these products. In January 2007, IBM and Ricoh announced the planned formation of a joint venture company based on IBM’s Printing Systems Division. Upon closing of the agreement in June 2007, Ricoh acquired 51% of the joint venture, which is called InfoPrint Solutions Company, and stated its intentions to progressively acquire the remaining 49% over the next three years. The newly formed joint venture company is expected to eventually become a fully owned subsidiary of Ricoh. No assurance can be given that InfoPrint Solutions Company will continue the master distributor agreements with Supplies Distributors. A termination of this relationship or a decline in customer demand for these products will have a material adverse effect on Supplies Distributors’ business and the Company’s financial condition.
     Sales by Supplies Distributors to three customers accounted for approximately 35% of Supplies Distributors’ total product revenue for the nine months ended September 30, 2007. Sales to the same three customers accounted for approximately 38% of Supplies Distributors’ product revenues for the nine months ended September 30, 2006. The loss of any one or more of such customers, or non-payment of any material amount by these or any other customer, would have a material adverse effect upon Supplies Distributors’ business. In addition, the inability of Supplies Distributors to outsource the sales force and product demand generation services to a third party could have a material impact upon Supplies Distributors’ business.
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
     In particular, our business is dependent on sales of Hewlett Packard (HP) and HP-related products, which represented approximately 51% of eCOST’s net revenues (12% of consolidated net revenues) in the nine months ended September 30, 2007. Sales of these products in the eight month period ended September 30, 2006 were 32% and 7% of eCOST’s net revenues and consolidated net revenues, respectively. If our ability to purchase direct from HP is terminated or restricted, or if the demand for HP and HP-related products declines, our business will be materially adversely affected.
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
     As of September 30, 2007, we had issued and outstanding 0.6 million warrants to purchase common stock (having a weighted average exercise price of $2.29 per share). In addition, as of September 30, 2007, we have an aggregate of 6.1 million stock options outstanding to employees, directors and others with a weighted average exercise price of $1.23 per share. The shares of common stock that may be issued upon exercise of these warrants and options may be resold into the public market. Sales of substantial amounts of common stock in the public market as a result of the exercise of these warrants or options, or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.
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
Date: November 14, 2007

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