Form 10-K
period 2007-12-31
PFSWEB INC
filed 2008-03-31
CIK 1095315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-28275
PFSWEB, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2837058 (I.R.S. Employer Identification Number)

500 North Central Expressway, Plano, Texas (Address of principal executive offices)	75074 (Zip code)
Registrant’s telephone number, including area code:
972-881-2900
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007 (based on the closing price as reported by the National Association of Securities Dealers Automated Quotation System) was $32,274,635.
     As of March 26, 2008, there were 46,579,564 shares of the registrant’s Common Stock, $.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
     The information required by Part III of this Annual Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.
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
     First, in our business process outsourcing business segment operated by our Priority Fulfillment Services subsidiaries (“PFS”), we derive our revenues from a broad range of services as we process individual business transactions on our clients’ behalf. These business transactions may include the answering of a phone call or an e-mail, the design and hosting of a client web-site, the receipt and storage of a client’s inventory, the kitting and assembly of products to meet a client’s specifications, the shipping of products to our client’s customer base, the management of a complex set of electronic data transactions designed to keep our client’s suppliers and customers accounting records in balance, or the processing of a returned package. In the business process outsourcing segment, we do not own the inventory or the resulting accounts receivable, but provide management services for these client-owned assets.
     In our second business segment operated by our Supplies Distributors’ subsidiaries we act as a master distributor of product for InfoPrint Solutions Company (“IPS”), a joint venture company owned by Ricoh and International Business Machines (“IBM”), and certain other clients. In this capacity, we purchase and resell for our own account, IPS and other manufacturers’ inventory. Accordingly, in this business segment, we recognize product revenue and own the accounts receivable and inventory.
     Our third business segment is eCOST.com (“eCOST”), an online discount retailer of new, “close-out” and recertified brand-name merchandise. This web-commerce product revenue model is focused on the sale of products to a broad range of consumer and business customers. We currently offer approximately 170,000 products in several primary merchandise categories, including computer hardware and software, home electronics, digital imaging, watches and jewelry, housewares, DVD movies, video games and cellular/wireless.
     We are headquartered in Plano, Texas where our executive and administrative offices, and our primary technology operations and hosting facilities are located. We have an office in El Segundo, CA which consists of sales, marketing and purchasing operations for our online discount retailer segment. We operate state-of-the-art call centers from our U.S. facilities located in Plano, Texas, and Memphis, Tennessee, and from our international facilities located in Markham, Canada, Liege, Belgium and Manila, Philippines. We lease or manage warehouse facilities of approximately 2.0 million square feet of warehouse space, many containing highly automated and state of the art material handling and communications equipment, in Memphis, TN, Southaven, MS, Grapevine, TX, Markham, Canada and Liege, Belgium, allowing us to provide global distribution solutions.
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
     PFS serves as the “brand behind the brand” for companies seeking to increase their operation’s efficiencies. As a business process outsourcer, we offer scalable and cost-effective solutions for manufacturers, distributors, online retailers and direct marketing organizations across a wide range of industry segments, from consumer goods to aviation. We provide our clients with seamless and transparent solutions to support their business strategies, allowing them to focus on their core competencies. Leveraging PFS’ technology, expertise and proven methodologies, we enable client organizations to develop and deploy new products and implement new business strategies or address new distribution channels rapidly and efficiently through our optimized solutions. Our clients engage us both as a consulting partner to assist them in the design of a business solution as well as a virtual and physical infrastructure partner providing the mission critical operations required to build and manage their business solution. Together, we not only help our clients define new ways of doing business, but also provide them the technology, physical infrastructure and professional resources necessary to quickly implement this new business model. We allow our clients to quickly and dramatically change how they “go-to-market”.
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
     Typically, many outsourcing service providers are focused on a single function, such as information technology, call center management, credit card processing, warehousing or package delivery. This focus creates several challenges for companies looking to outsource more than one of these functions, including the need to manage multiple outsourcing service providers, to share information with service providers and to integrate that information into their internal systems. Additionally, the delivery of these multiple services must be transparent to the customer and enable the client to maintain brand recognition and customer loyalty. Furthermore, traditional commerce outsourcers are frequently providers of domestic-only services versus international solutions. As a result, companies requiring global solutions must establish additional relationships with other outsourcing parties.
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
     Quickly Capitalize on Market Opportunities. Our solutions empower clients to rapidly implement their supply chain and e-commerce strategies and to take advantage of opportunities without lengthy integration and implementation efforts. We have ready built technology and a physical infrastructure that is flexible in its design, which facilitates quick integration and implementation. The PFS solution is designed to allow our clients to deliver consistent quality service as transaction volumes grow and also to handle daily and seasonal peak periods. Through our international locations, our clients can sell their products throughout the world.
     Improve the Customer Experience. We enable our clients to provide their customers with a high-touch, positive buying experience thereby maintaining and promoting brand loyalty. Through our use of advanced technology, we can respond directly to customer inquiries by e-mail, voice or data communication and assist them with online ordering and product information. We offer our clients a “world-class” level of service, including 24-hour, seven-days-a-week, Web-enabled customer care service centers, detailed CRM reporting and exceptional order accuracy. We have significant experience in the development of Internet web sites that allows us to recommend features and functions that are easily navigated and understood by our client’s customers. Our technology platform is designed to ensure high levels of reliability and fast response times for our clients’ customers. Because our technology is “world-class,” our clients benefit from being able to offer the latest in customer communication and response conveniences to their customers.
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
     EntenteWeb® is a one-stop shop for the entire e-commerce process, particularly for companies with unusual needs or specific requests that are not easily met by the typical e-commerce development packages. EntenteWeb® is a service utilizing our revolutionary GlobalMerchant Commerceware™ e-commerce software platform that is particularly focused to enable global commerce strategies with its extensive currency and language functionality. EntenteDirect® provides clients with a real-time, web service enabled user-friendly interface between their system and our order processing, warehouse management and related functions. Using real-time or batch processes, EntenteMessage® is a file exchange service for clients using our warehousing and distribution facilities. EntenteReport® is a reporting and inquiry service particularly suited to companies that need to put key e-commerce information into the hands of business users, but do not have the IT resources to facilitate the necessary data extraction, manipulation and presentation. EntenteReport® consists of an industry-standard browser-based report writer and a client-customized data warehouse configuration.
     EntentePartnerConnect™ is a data repository and retrieval service for providing our clients with access to comprehensive product and service information across a wide variety of product and service categories. This information is aggregated from multiple sources including PFS business partners such as Etilize that specialize in creating product content in certain categories. We also rely on other relationships and public-domain information sources to supply raw data for this service. Access to this information will be provided through the other Entente Suite(SM) components including web sites created using EntenteWeb® and real-time or batch interfaces available through EntenteDirect® and EntenteMessage®. We provide the EntentePartnerConnect™ service to our wholly-owned subsidiary eCOST via the eCOST.com web site. The content available for the wide-range of products offered on eCOST.com is provided by EntentePartnerConnect™. The information available from EntentePartnerConnect™ for additional product categories offers eCOST the opportunity to increase revenues through an expanded product offering and potential future product category expansion. We use EntentePartnerConnect™ when we host our clients’ web sites using our EntenteWeb® hosted web service and GlobalMerchant Commerceware platform.
     The Entente Suite(SM) operates in an open systems environment and features the use of industry-standard XML and SOA web services, enabling customized e-commerce solutions with minimal changes to a client’s systems or our Enterprise Resource Planning (“ERP”) systems. The result is a faster implementation process. The Entente Suite(SM) offers companies a more robust electronic information transfer option over the traditional methods. FTP or EDI, MQ Series, ALE, HTTP, and HTTPS transfer methods are also supported.
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
     International Fulfillment and Distribution Services. An integral part of our solution is the warehousing and distribution of inventory either owned by our clients or owned by us. We currently have approximately 2 million square feet of leased or managed warehouse space domestically and internationally to store and process our and our clients’ inventory. We receive client inventory in our distribution centers, verify shipment accuracy, unpack and audit packages (a process that includes spot-checking a small percentage of the client’s inventory to validate piece counts and check for damages that may have occurred during shipping, loading and unloading). Upon request, we inspect for other damages or defects, which may include checking fabric, stitching and zippers for soft goods, or ‘testing’ power-up capabilities for electronic items. We generally stock for sale within one business day of unloading. On behalf of our clients, we pick, pack and ship their customer orders and can provide customized packaging, inserts and promotional literature for distribution with customer orders. For many clients, we provide gift-wrapping services including customized gift-wrapping paper, ribbon, gift-box and gift-messaging.
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
     In addition to our advanced distribution systems, our pick-to-light carts and conveyor system controls provide real time productivity reporting, thereby providing our management team with the tools to implement productivity standards. Our fleet of pick-to-light carts also fully integrates with our Vertical Lift Module (VLM), which is capable of stocking more than two thousand SKUs. This combination of computer-controlled equipment provides the seamless integration of our pick-to-light and mass storage capabilities. This unique combination of technologies ensures high order accuracy for each and every customer order.
     Our primary B2B facility is in Southaven, MS, containing approximately 366,000 square feet of space. The Southaven facility has clear height added cubic space utilization, state-of-the-art lighting that increases the quality and volume of light while reducing energy costs, and certain long-term tax incentives offered by the State of Mississippi. Southaven maintains the same proximity to all modes of transportation compared with our Memphis facilities.
     During 2006 we added an additional facility in Memphis, TN consisting of more than 160,000 square feet that was retrofitted for new client additions and became operational during the second quarter of 2007. This space allows for additional growth.
     During 2007, we warehoused, managed and fulfilled more than $2.9 billion in merchandise and transactions. Much of this does not represent our revenue, but rather the revenue of our clients’ for whom we provided business process outsourcing solutions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
     Facility Operations and Management. Our FOM service offering includes distribution facility design and optimization, business process reengineering and ongoing staffing and management. Along with our operations in Mississippi and Tennessee, we also manage an aircraft parts distribution center in Grapevine, TX on behalf of Hawker Beechcraft Corp. Our expertise in supply chain management, logistics and customer-centric fulfillment operations extends through our management of client-owned facilities, resulting in cost reductions, process improvements and technology-driven efficiencies.
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
     We will work with clients to re-sequence certain supply chain activities to aid in an inventory postponement strategy. We can provide kitting and assembly services and build-to-stock thousands of units daily to stock in a Just-in-Time (“JIT”) environment. This service, for example, can entail the procurement of packaging materials including retail boxes, foam inserts and anti-static bags. These raw material components would be shipped to us from domestic or overseas manufacturers, and we will build the finished SKUs to stock for the client. Also included is the custom configuration of high-end printers and servers. This strategy allows manufacturers to make a smaller investment in base unit inventory while meeting changing customer demand for highly customizable product.
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
     Product Management and Inspection Services. We also operate a coupon management system and product management program. Coupons are managed and activated by a unique serial number that ties the coupon to the individual sales order thus significantly reducing fraudulent activity. Our capabilities also extend into de-kitting and salvage operations, allowing our clients to reclaim valuable raw materials and components from discontinued or obsolete inventory.
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
     Information Management. We have the ability to communicate with and transfer information to and from our clients through a wide variety of technology services, including real-time web service enabled data interfaces, file transfer methods and electronic data interchange. Our systems are designed to capture, store and electronically forward to our clients critical information regarding customer inquiries and orders, product shipments, inventory status (for example, levels of inventory on hand, on backorder, on purchase order and inventory due dates to our warehouse), product returns and other information. We maintain for our clients detailed product databases that can be seamlessly integrated with their web sites utilizing the capabilities of the Entente Suite(SM). Our systems are capable of providing our clients with customer inventory and order information for use in analyzing sales and marketing trends and introducing new products. We also offer customized reports and data analyses based upon specific client needs to assist them in their budgeting and business decision process.
     Financial Services. Our financial services are divided into two major areas: 1) billing, credit and collection services for B2B and B2C clients and 2) working capital solutions, where we act as a virtual and physical financial management department to fulfill our clients’ needs.
     We offer secure credit and collections services for both B2B and B2C businesses. Specifically, for B2C clients, we offer secure credit card processing related services for orders made via a client web site or through our customer contact center. We offer manual credit card order review as an additional level of fraud protection. We also calculate sales taxes, goods and services taxes or value added taxes, if applicable, for numerous taxing authorities and on a variety of products. Using third-party leading-edge fraud protection services and risk management systems, we can offer high levels of security and reduce the level of risk for client transactions.
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
     IBM (printer supplies in several geographic areas), Adaptec (computer accessories), the United States Government as a sub-contractor (high-value collectibles), CHiA’SSO (a contemporary home furnishings and decor cataloguer), Xerox (printers and printer supplies), Nokia (cell phone accessories), Roots Canada LTD. (apparel), Hewlett-Packard (printers and computer networking equipment), MARS Drinks North America (formerly FLAVIA® Beverage Systems), Hawker Beechcraft Corp. (formerly Raytheon Aircraft Company) (FOM and time-definite logistics supporting parts distribution), Fathead (a consumer goods manufacturer), Riverbed Technologies (a wide-area data services provider) and LEGO Brand Retail (a toy manufacturer) amongst many others.
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
     In many instances, we compete with the in-house operations of our potential clients themselves. Occasionally, the operations departments of potential clients believe that they can perform the same services we do, at similar quality levels and costs, while others are reluctant to outsource business functions that involve direct customer contact. We cannot be certain that we will be able to compete successfully against these or other competitors in the future.
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
MASTER DISTRIBUTOR SEGMENT
     Our Supplies Distributors subsidiaries act as a master distributor of product for IPS and certain other clients. In this capacity, we purchase and resell for our own account IPS and other manufacturers’ inventory.
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
ONLINE DISCOUNT RETAILER SEGMENT
     Through eCOST.com, we operate a leading multi-category online discount retailer of high quality new, close-out and recertified brand-name merchandise. We currently offer approximately 170,000 products in several primary merchandise categories, including computer hardware and software, home electronics, digital imaging, watches and jewelry, housewares, DVD movies, video games and cellular/wireless. Additionally, we offer several other categories of products and services, to consumer and small business customers through what we believe is a unique and convenient buying experience, offering two shopping formats: every day low price and our proprietary Bargain Countdown®. This combination of shopping formats helps attract value-conscious customers to our eCOST.com website who are looking for high quality products at low prices. Additionally, we offer a fee-based membership program to develop customer loyalty by providing subscribers exclusive access to preferential offers. We also provide rapid response customer service utilizing a strategically located distribution center and third-party fulfillment providers, as well as customer support from online and on-call sales representatives. We offer suppliers an efficient sales channel for merchandise in all stages of the product life cycle. We carry products from leading manufacturers such as Sony, JVC, Canon, Hewlett-Packard, Denon, Onkyo, Garmin, Panasonic, Toshiba and Microsoft and have access to a broad and deep selection of merchandise, including new and deeply discounted close-out and recertified brand-name merchandise.
Our Strengths
     We have developed a differentiated business model, which provides our customers and vendors with numerous benefits. We provide consumers and businesses with quick and convenient access to high quality, new, close-out and recertified brand-name merchandise at discount prices similar to a traditional discount retailer without the stocking limitations and store location constraints. We believe we are unlike many online retailers because we market multiple merchandise categories and product types, serve both small businesses and consumers and offer two ways to purchase products: every day low price and our proprietary Bargain Countdown®.
     We offer the following key benefits to customers shopping on our website:
•	Broad and deep product selection. We sell high quality products across a broad selection of merchandise categories. Most of the products offered on our website are from well-known, brand-name manufacturers. We currently offer approximately 170,000 different products in several categories. Our product offerings are updated continually to reflect new product trends, keeping our merchandise selection relevant for our customers so they continue to visit our website.

•	Compelling price-to-value proposition. As part of our strategy to appeal to the high frequency value-oriented shopper, we offer low prices on new products and deeper discounts on our assortment of close-out and recertified merchandise. We employ aggressive promotional strategies to provide incentives for our customers to purchase merchandise on our website and build customer loyalty. We also offer a fee-based membership program to reward customer loyalty by providing exclusive access to preferential offers to subscribers.

•	Two shopping formats on our website. We appeal to a broad customer base by offering two shopping formats designed to attract frequent visits to our website: every day low price and our proprietary Bargain Countdown®. For the shopper who wants new and recently released products from leading manufacturers, we offer discounted merchandise in an every day low price format. For the bargain shopper interested in close-out and recertified merchandise, we market products using our Bargain Countdown® format which features time- and quantity-limited offers of selected merchandise that are more deeply discounted.

•	Rapid response order fulfillment. We ship a majority of customer orders from inventory at our distribution facility located in Memphis, Tennessee. Substantially all orders in stock at the Memphis facility placed before 4:00 p.m. Eastern Time ship the same day and can be delivered at the customer’s request by 10:30 a.m. the next day for most domestic locations. We also utilize virtual warehouse technology to access merchandise that is not in stock at our distribution facility.

•	Responsive customer service and positive shopping experience. We believe that our customer service differentiates the buying experience for our customers. Our experienced team of inbound sales representatives and customer service representatives assist our consumer customers by telephone and e-mail. We also have relationship managers who are assigned to many of our small business customers to service their needs and increase future sales opportunities. Our website contains helpful features such as in-depth product information, inventory levels and order status. In addition, we continually monitor website traffic and order activity and periodically update our website to enhance the shopping experience for our customers.

•	Appealing features for small business customers. We offer our small business customers dedicated relationship managers to provide personalized service to their unique business needs.
     We provide manufacturers and other vendors with a convenient channel to sell both large and small quantities of new, close-out and recertified inventory. We offer manufacturers and vendors the following key benefits:
•	Single point of distribution. Manufacturers and other vendors often use separate channels to sell new, recertified and close-out products because most retailers offer products in only one stage of the product life cycle. Through our two shopping formats, we offer manufacturers and other vendors the flexibility to use eCOST.com to sell products in a brand sensitive manner in any stage of the product life cycle. For example, our Bargain Countdown® capabilities allow our vendors to liquidate smaller, residual quantities of merchandise without disappointing customers due to the limited availability of such products.

•	Efficient distribution and sales channel. Our centralized distribution capability reduces vendor costs in shipping product to us. Our ability to rapidly sell inventory is a benefit to those vendors that offer us protection against price erosion. Our centralized product management and feedback to vendors on product sell-through and inventory position allow vendors to efficiently monitor product movement and placement, eliminating the need for frequent visits by vendor representatives to physical retail locations.

•	Customized manufacturer stores. With our in-house design and merchandising team, we provide manufacturers the opportunity to showcase their full assortment of products and accessories by establishing virtual stores on our website that are specific to individual manufacturers. We believe this allows manufacturers to maximize sales and branding of their products. We promote these manufacturer stores to our customer base through our integrated marketing strategy, including targeted e-mails highlighting a specific manufacturer and its products and directing customers to that manufacturer store on our website.

•	Speed to market for newly released products. We respond rapidly to new product releases from manufacturers through our ability to quickly post and market new products on our website and satisfy immediate customer demand through our rapid response order fulfillment capabilities.
Our Customers
     We focus on consumers and business customers. We believe our consumer customers are savvy, online shoppers, who are brand and price conscious, and interested in new technology. Our business customers include small and medium sized businesses that we believe are currently underserved by other multi-category online retailers. While our business customer relationship managers focus on sales to small and medium sized businesses who are seeking to purchase products for use in their business, they also service certain resellers of technology products. We offer these small and medium sized business customers superior and personalized customer service and new and current, close-out and recertified merchandise at competitive prices.
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
     Currently, the products available on the every day low price portion of our website are organized into several primary product categories: computer hardware and software, home electronics, digital imaging, watches and jewelry, housewares, DVD movies, video games and cellular/wireless. Additionally, we offer several other categories of products and services through various affiliate relationships. We also offer the same products, if they meet certain criteria, on the proprietary Bargain Countdown® section of our website where we feature more than 100 limited time and limited quantity product “deals” across our broad merchandise categories. In addition to being able to use keyword searches to locate specific products on our website, customers can browse or search the products available on the every day low price portion of our website by navigating the subcategories contained in our primary product categories and our featured manufacturer product showcases. Products that fall within more than one subcategory on our website are often posted on more than one web page, which we believe increases the visibility of the products and assists the customer in finding desired merchandise.
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
     Bargain Countdown®. Our proprietary Bargain Countdown® shopping format offers more than 100 close-out, recertified and highly allocated “deal” products in limited quantities for a limited time. The Bargain Countdown® feature is designed as a purchasing marketplace for consumers that creates purchase urgency by uniquely, indicating the quantity of items remaining for a current offer and the time remaining to purchase the product. Based on the popularity of an offer, an animated graphic icon will appear to alert the customer of the item’s current sales velocity. After the offer has expired, the product is removed from Bargain Countdown® and may no longer be available at the previously deeply discounted price. Our Bargain Countdown® shopping format encourages repeat visits to our website due to the rapidly changing mix of merchandise deals, the animated graphics, the unique collection of close-out deals and the search for bargains. We also have theme-based Bargain Countdown® tabs throughout the year, including Holiday Countdown, Watches and Jewelry Countdown, Game of the Year Countdown. Our Clearance Countdown tab is primarily used to liquidate overstocked and excess inventory across all product categories. Our Bargain Countdown Platinum Club® format is a version of Bargain Countdown® and offers exclusive pricing on select merchandise to our fee-based members.
     Other key features of our website include: advanced search, online order status retrieval, online payment, shipping alternatives, online registration for promotions and catalogs and online extended service agreement recommendations.
     As a commitment to our small and medium sized business customers, we offer them; access to our business customer relationship management team, up to net 30-day credit terms for qualified customers, software licensing, computer system configurations and extended payment term alternatives.

Our Merchandise
     We strive to offer our customers an expansive selection of varied types of merchandise and currently offer approximately 170,000 products in several primary merchandise categories. While our product offerings change on a regular basis due to product availability and customer demand, we continually offer a wide variety of merchandise.
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
     We intend to continue to develop our small and medium sized business customer base. We seek to provide personalized service for these customers and build deeper relationships, which will lead to a growing share of the customer’s overall purchases. We believe small and medium sized business customers respond favorably to a one-to-one relationship model with personalized, well-trained, relationship managers. By contacting existing business customers on a systematic basis, we believe we have the opportunity to increase overall sales to those customers. We also offer our business customers multiple payment options including leasing and up to net 30-day credit terms for qualified customers. High volume customers may also qualify for special volume pricing.
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
     We offer products on our website from approximately 600 third-party vendors. In general, we agree to offer products on our website and the manufacturers agree to provide us with information about their products and honor our customer service policies. We have established direct vendor relationships with many key suppliers and intend to continue to seek direct relationships with vendors and suppliers.
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
Intellectual Property
     We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates and others to establish and protect our proprietary rights. Despite these precautions, it is possible that third parties may copy or otherwise obtain and use our intellectual property, including our domain names, without authorization. Although we regularly assert our intellectual property rights when we learn that they are being infringed, these claims can be time-consuming and may require litigation and/or administrative proceedings to be successful. We have five trademarks and/or service marks that we consider to be material to the successful operation of our business: eCOST®, eCOST.com®, eCOST.com Your Online Discount Superstore!™, Bargain Countdown® and Bargain Countdown Platinum Club®. We currently use these marks in connection with telephone, mail order, catalog, and online retail services. We have registrations in the United States for eCOST®, and eCOST.com® for telephone, mail order, catalog, and online retail order services and a registration for Bargain Countdown® for online retail order services. We also have a registration in the United States for Bargain Countdown Platinum Club® for business services, namely, promoting the goods and services of others by means of a customer loyalty program featuring information, incentives, discounts and rewards. We have pending United States applications for eCOST™, eCOST.com™, eCOST.com and Your Online Discount Superstore!™. We have registrations in Canada and in the United Kingdom for eCOST®, eCOST.com®, and Bargain Countdown®. We own an additional registration in the United Kingdom for eCOST.com Your Online Discount Superstore!®. Additionally, we own two pending applications in Canada for Bargain Countdown Platinum Club™, and eCOST.com Your Online Discount Superstore!™. In the event that our applications are not granted, we may not be able to obtain protection for our trademarks and/or service marks with the Trademark Offices in the United States and in Canada. We would still potentially have common law rights in and to our trademarks and/or service marks based on use of the marks in these respective territories.
     We have filed an application with the U.S. Patent and Trademark Office seeking patent protection for our proprietary Bargain Countdown® technology. We cannot provide any assurance that a patent will issue from this patent application. In addition, effective patent and trademark protection may not be available or may not be sought by us in every country in which our products and services are made available online, including the United States.
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
     We employ technology from a selected group of partners, some of whom are also our clients. For example, we deploy IBM e-servers and network printers in appropriate models to run web site functions as well as order management and distribution functions. We utilize Avaya Communication for telephone switch and call center management functions and to interact with customers via voice, e-mail or chat. Avaya Communication technology also allows us to share web pages between customers and our service representatives. We have the ability to transmit and receive voice, data and video simultaneously on a single network connection to a customer to more effectively serve that customer for our client. Clients’ interest in using this technology stems from its ability to allow shoppers to consult with known experts in a way that the customer chooses prior to purchasing. Our sophisticated computer-telephony integration has been accomplished by combining systems software from IBM and Avaya Communication together with our own application development. We use AT&T for our private enterprise network and long distance carrier. We use Oracle’s J.D. Edwards as the software provider for the primary ERP applications that we use in our operational areas and financial areas. We use Escalate Retail as the software provider for the primary multi-channel direct marketing application we deploy for our catalog and direct marketing clients. We use Dematic/Rapistan Materials Handling Automation for our automated order selection, automated conveyor and “pick-to-light” (inventory retrieval) systems, and Symbol Technologies/Telxon for our warehouse radio frequency applications. Our Warehouse Management System (“WMS”) and Distribution Requirements Planning (“DRP”) system have been developed in-house to meet the varied unique requirements of our vertical markets. Both the WMS and DRP are tightly integrated to both the North American and European deployments of our J.D. Edwards’ system.
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
     The components of the Entente Suite(SM) provide the open platform service infrastructure that allows us to create complete e-commerce solutions. Using the various services of the Entente Suite(SM), we can assist our clients in easily integrating their web sites or ERP systems to our systems for real-time web service enabled transaction processing without regard for their hardware platform or operating system. This high-level of systems integration allows our clients to automatically process orders, customer data and other e-commerce information. We also can track information sent to us by the client as it moves through our systems in the same manner a carrier would track a package throughout the delivery process. Our systems enable us to track, at a detailed level, information received, transmission timing, any errors or special processing required and information sent back to the client. The transactional and management information contained within our systems is made available to the client quickly and easily through the Entente Suite(SM).
     The Entente Suite(SM) serves as a transparent interface to our back-office productivity applications including our customized J.D. Edwards order management and fulfillment application and our Ecometry multi-channel direct marketing application that runs on IBM’s e-Server xSeries servers. It also is designed to integrate with marketplace technologies offered by major marketplace software companies. We utilize Gentran Integration Suite™ (“GIS”) as our technology platform for Enterprise Application Integration with our clients and client’s trading partners. With GIS, we have greatly increased our ability to quickly design and deploy customized B2B e-commerce solutions for our clients by utilizing a robust business process modeling tool and a highly scalable operating infrastructure. This platform facilitates the efficient and secure exchange of electronic business transactions/documents in a wide variety of formats (i.e. XML, X.12 EDI, delimited text, IDOCS, RosettaNet) and communication protocols (i.e. FTP/SFTP, AS2/HTTP/HTTPS, AS1 SMTP, MQ Series and Web Services).
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
     Our information technology operations and infrastructure are built on the premise of reliability and scalability. We maintain diesel generators and un-interruptible power supply equipment to provide constant availability to computer rooms, call centers and warehouses. Multiple Internet service providers and redundant web servers provide for a high degree of availability to web sites that interface with our systems. Capacity planning and upgrading is performed regularly to allow for quick implementation of new clients and avoid time-consuming infrastructure upgrades that could slow growth rates. We also have a Disaster Recovery Plan that provides geographically separated and comparably equipped data centers, in the event of a disastrous situation and be able to recover in a reasonable and effective manner.
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
     In alignment with these strategies, we completed a merger with eCOST on February 1, 2006. The merger provided substantial strategic benefits by combining eCOST’s supplier relationships, customer base and e-commerce platform with our advanced technology and operational infrastructure thereby providing our combined company with the enhanced ability to expand its market share in the fast growing web commerce market.
     The successful balance of the execution of these fundamental strategies is targeted to result in the formation of a solid strategic and financial foundation and provide us a sustainable and profitable business model for the future.
     See “Risk Factors” for a complete discussion of risk factors related to our ability to achieve our objectives and fulfill our business strategies.
Employees
     As of December 31, 2007, we had approximately 1,300 employees, of which approximately 1,200 were located in the United States. We have never suffered an interruption of business as a result of a labor dispute. We consider our relationship with our employees to be good. In the U.S., Canada and Philippines, we are not a party to any collective bargaining agreements and while our European subsidiaries are not a party to a collective-bargaining agreement, they are required to comply with the rules mentioned in collective bargaining agreements agreed upon by representatives of their industry (logistics) and unions.
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
Government Regulation
     We are subject to federal, state, local and foreign consumer protection laws, including laws protecting the privacy of our customers’ personally identifiable information and other non-public information and regulations prohibiting unfair and deceptive trade practices. Furthermore, the growth and demand for online commerce has and may continue to result in more stringent consumer protection laws that impose additional compliance burdens and greater penalties on online companies. Moreover, there is a trend toward regulations requiring companies to provide consumers with greater information regarding, and greater control over, how their personal data is used, and requiring notification where unauthorized access to such data occurs. For example, many states currently require us to notify each of our customers who is affected by any data security breach in which an unauthorized person, such as a computer hacker, obtains such customer’s name and one or more of the customer’s social security number, driver’s license number, credit or debit card number or other similar personal information. In addition, several jurisdictions, including foreign countries, have adopted privacy-related laws that restrict or prohibit unsolicited email promotions, commonly known as “spam,” and that impose significant monetary and other penalties for violations. One such law, the “CAN-SPAM” Act of 2003, became effective in the United States on January 1, 2004 and imposes complex, burdensome and often ambiguous requirements in connection with our sending commercial email to our customers and potential customers. Moreover, in an effort to comply with these laws, Internet service providers may increasingly block legitimate marketing emails. These consumer protection laws may become more stringent in the future and could result in substantial compliance costs and could interfere with the conduct of our business.
     We collect sales or other similar taxes for shipments of goods in certain states. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us and other out-of-state companies that engage in online commerce. If sales tax obligations are successfully imposed upon us by a state or other jurisdiction, we could be exposed to substantial tax liabilities for past sales and fines and penalties for failure to collect sales taxes and we could suffer decreased sales in that state or jurisdiction as the effective cost of purchasing goods from us increases for those residing in that state or jurisdiction. In addition, new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes or regulatory restrictions on our business. These taxes could have an adverse effect on our cash flows and results of operations. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.
RISK FACTORS
     Our business, financial condition and operating results could be adversely affected by any or all of the following factors, in which event the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to All Our Business Segments
Certain of our historical financial information may not be representative of our future results.
     Effective February 1, 2006, we consolidate eCOST.com’s financial position and results of our operations into our consolidated financial statements. As a result of our acquisition of eCOST, our historical results of operations may not be indicative of our future operating or financial performance.
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
     As of December 31, 2007, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of IPS product inventory, was approximately $65.6 million. Certain of the credit facilities have maturity dates in calendar year 2009 or after, but are classified as current liabilities in our consolidated financial statements. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. Any non-renewal or any default under any of our credit facilities would have a material adverse impact upon our business and financial condition. In addition we have provided $6.0 million of subordinated indebtedness to Supplies Distributors, the minimum level required under certain credit facilities as of December 31, 2007. The maximum level of this subordinated indebtedness to Supplies Distributors that may be provided without approval from our lenders is $6.5 million. The restrictions on increasing this amount without lender approval may limit our ability to comply with certain loan covenants or further grow and develop Supplies Distributors’ business. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so. We have also guaranteed eCOST’s $7.5 million credit line with Wachovia, as well as certain of its vendor trade payables. We currently expect that it may be necessary to provide additional guarantees of certain eCOST vendor trade payables in the future.

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
     We currently operate a 150,000 square foot distribution center in Liege, Belgium and a 22,000 square foot distribution center in Markham, Canada, near Eastern Toronto, both of which currently have excess capacity. We also operate a 6,500 square foot facility in the Philippines to provide primarily call center and customer service functions. We cannot assure you that we will be successful in expanding in these or any additional international markets. In addition to the uncertainty regarding our ability to generate revenue from foreign operations and expand our international presence, there are risks inherent in doing business internationally, including:
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
     Based on the current requirements, and our current public float, we were not required to comply with Section 404 of the Sarbanes-Oxley Act as of December 31, 2007, as it relates to the requirement to obtain a report by our independent auditors opining on management’s assessments of the effectiveness of our internal controls over financial reporting. Under current law, and our current public float, we will be subject to the independent auditor requirement for the year ending December 31, 2009. If we fail to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fail to prevent fraud, current and potential shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.
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
Our profitability could be adversely affected if the operation of our distribution or call center facilities were interrupted or shut down as the result of a natural disaster.
     We operate a majority of our distribution facilities in or around the Memphis, Tennessee area and our call center operations are centered in Plano, Texas. Any natural disaster or other serious disruption to these facilities due to fire, tornado, flood or any other cause would substantially disrupt our operations and would impair our ability to adequately service our customers. In addition, we could incur significantly higher costs during the time it takes for us to reopen or replace any one or more of these facilities, which may or may not be reimbursed by insurance. As a result, disruption at one or more of these facilities could adversely affect our profitability.
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
     Third parties such as MercExchange and others have asserted, and may in the future assert, that our business or the technologies we use infringe on their intellectual property rights. As a result, we may be subject to intellectual property legal proceedings and claims in the ordinary course of business. We cannot predict whether third parties will assert claims of infringement in the future or whether any future claims will prevent us from offering popular products or services. If we are found to infringe, we may be required to pay monetary damages, which could include treble damages and attorneys’ fees for any infringement that is found to be willful, and either be enjoined or required to pay ongoing royalties with respect to any technologies found to infringe. Further, as a result of infringement claims either against us or against those who license technology to us, we may be required, or deem it advisable, to develop non-infringing technology, which could be costly and time consuming, or enter into costly royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms that are acceptable, or at all. If a third party successfully asserts an infringement claim against us and we are enjoined or required to pay monetary damages or royalties or we are unable to develop suitable non-infringing alternatives or license the infringed or similar technology on reasonable terms on a timely basis, our business, results of operations and financial condition could be materially harmed.
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
     We may be required to expend significant capital and other resources to protect against security breaches or to address any problem they may cause. Because our activities involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation, cause us to lose clients, impact our ability to attract new clients and we could be exposed to litigation and possible liability. Our security measures may not prevent security breaches, and failure to prevent security breaches may disrupt our operations. In certain circumstances, we do not carry insurance against the risk of credit card fraud and other fraud, so the failure to adequately control fraudulent transactions on either our behalf or our client’s behalf could increase our expenses.
We may be liable for misappropriation of our customers’ and our clients’ customers’ personal information.
     Data security laws are becoming more stringent in the United States and abroad. Third parties are engaging in increased cyber attacks against companies doing business on the Internet and individuals are increasingly subjected to identity and credit card theft on the Internet. If third parties or unauthorized employees are able to penetrate our network security or otherwise misappropriate our or our clients’ customers’ personal information or credit card information, or if we give third parties or our employees improper access to customers’ personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. This liability could also include claims for other misuses of personal information, including unauthorized marketing purposes. Liability for misappropriation of this information could decrease our profitability. In such circumstances, we also could be liable for failing to provide timely notice of a data security breach affecting certain types of personal information. In addition, the Federal Trade Commission and state agencies have brought numerous enforcement actions against Internet companies for alleged deficiencies in those companies’ privacy and data security practices, and they may continue to bring such actions. We could incur additional expenses if new regulations regarding the collection, use or storage of personal information are introduced or if government agencies investigate our privacy or security practices.
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

     We also may provide non-secured channels for customers to communicate. Despite the increased security risks, customers may use such channels to send personal information and other sensitive data. In addition, “phishing” incidents are on the rise. Phishing involves an online company’s customers being tricked into providing their credit card numbers or account information to someone pretending to be the online company’s representative. Such incidents have recently given rise to litigation against online companies for failing to take sufficient steps to police against such activities by third parties, and may discourage customers from using online services.
We are subject to a dispute with a municipal authority, which, if not resolved in our favor, may materially adversely affect our results of operations.
     We receive municipal tax abatements in certain locations. During 2004 we received notice from a municipal authority that we did not satisfy certain criteria necessary to maintain the abatements. In December 2006 we received notice that the municipal authority planned to make an adjustment to our tax abatement. We have disputed the adjustment, but if the dispute is not resolved favorably, additional taxes of approximately $1.7 million could be assessed against us.
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
     For the year ended December 31, 2007 and 2006, a prime contractor (for whom we were a subcontractor) to a U.S. government agency, a consumer products company and Xerox Corporation represented approximately 27%, 12% and 11%, respectively, and approximately 23%, 19% and 12%, respectively of our total service fee revenue, net of pass-through revenue. The loss of, or non-payment of invoices by, any or all of such clients would have a material adverse effect upon our business. In particular, the agreement under which we provide services to such clients are terminable at will upon notice by such clients.
     A substantial portion of our Supplies Distributors product revenue was generated by sales of product purchased under master distributor agreements with the Printing System Division of IBM and was dependent on IBM’s business and the continuing market for IBM products. Supplies Distributors does not have its own sales force and relies upon a third party for sales force and product demand generation services. In January 2007, IBM and Ricoh announced the planned formation of a joint venture company to succeed the business of IBM’s Printing Systems Division. Upon closing of the agreement in June 2007, Ricoh acquired 51% of the joint venture, which is called InfoPrint Solutions Company (“IPS”), and stated its intentions to progressively acquire the remaining 49% over the next three years. IPS is expected to eventually become a fully owned subsidiary of Ricoh. Although our prior master distributor agreements with IBM have been assigned to IPS, these agreements are terminable at will and no assurance can be given that InfoPrint Solutions Company will continue the master distributor agreements with

Supplies Distributors. A termination of this relationship or a decline in customer demand for these products would have a material adverse effect on Supplies Distributors’ business and the Company’s financial condition.
     Sales by Supplies Distributors to two customers accounted for approximately 28% of Supplies Distributors’ total product revenue for the year ended December 31, 2007. Sales to the same two customers accounted for approximately 27% of Supplies Distributors’ product revenue for the year ended December 31, 2006. The loss of any one or more of such customers, or non-payment of any material amount by these or any other customer, would have a material adverse effect upon Supplies Distributors’ business. Supplies Distributors also relies upon outsourced sales force and product demand generation services and the termination of such services would have a material impact upon Supplies Distributors’ business.
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
     The sales cycle for our services is variable, typically ranging between several months to up to a year or longer from initial contact with the potential client to the signing of a contract. Occasionally the sales cycle requires substantially more time. Delays in signing and executing client contracts may affect our revenue and cause our operating results to vary widely. A potential client’s decision to purchase our services is discretionary, involves a significant commitment of the client’s resources and is influenced by intense internal and external pricing and operating comparisons. To successfully sell our services, we generally must educate our potential clients regarding the use and benefit of our services, which can require significant time and resources. Consequently, the period between initial contact and the purchase of our services is often long and subject to delays associated with the lengthy approval and competitive evaluation processes that typically accompany significant operational decisions. Additionally, the time required to finalize pending contracts and to implement our systems and integrate a new client can range from several weeks to many months. Delays in signing and integrating new clients may affect our revenue and cause our operating results to vary widely.
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
     We entered into a merger with eCOST with the expectation that the merger will result in synergies, cost savings, growth opportunities and other benefits to the combined company. However, there can be no assurance that we will realize these anticipated benefits. The combination of our businesses may not result in combined financial performance that is better than what our company would have achieved independently if the merger had not occurred.
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
We may need additional financing and may not be able to obtain additional financing on favorable terms or at all, which could increase our costs and limit our ability to grow.
     We may need to obtain additional financing and there can be no assurance that we will be able to obtain additional financing on commercially reasonable terms or at all. Our failure to obtain additional financing or our inability to obtain financing on acceptable terms will materially adversely affect our ability to achieve profitability and grow our business.
Our operating results are difficult to predict.
     Our operating results have fluctuated in the past and are likely to vary significantly in the future based upon a number of factors, many of which we cannot control. We operate in a highly dynamic industry and future results could be subject to significant fluctuations. Revenue and expenses in future periods may be greater or less than revenue and expenses in the immediately preceding period or in the comparable period of the prior year. Therefore, period-to-period comparisons of our operating results are not necessarily a good indication of our future performance. Some of the factors that could cause our operating results to fluctuate include:
•	price competition that results in lower sales volumes, lower profit margins, or net losses;

•	our ability to prevent credit card fraud and reduce chargeback activity;

•	the amount, timing and impact of advertising and marketing costs;

•	our ability to successfully implement new technologies or software systems;

•	our ability to obtain sufficient financing;

•	changes in the number of visitors to our website or our inability to convert those visitors into customers;

•	technical difficulties, including system or Internet failures;

•	fluctuations in the demand for our products or overstocking or under-stocking of products;

•	fluctuations in revenues and shipping costs, particularly during the holiday season;

•	economic conditions generally or economic conditions specific to the Internet, online commerce, the retail industry or the mail order industry;

•	changes in the mix of products that we sell; and

•	fluctuations in levels of inventory theft, damage or obsolescence.
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
Our business is subject to the risk of supplier concentration.
     Our business is dependent on sales of Hewlett Packard (HP) and HP-related products, which represented approximately 49% of eCOST’s net revenues (11% of our consolidated net revenues) in 2007, 33% of eCOST’s net revenues (7% of our consolidated net revenues whereby eCOST had 11 months of activity) in 2006 and 28% of eCOST’s net revenues in 2005. If our ability to purchase direct from HP is terminated or restricted, or if the demand for HP and HP-related products declines, our business will be materially adversely affected.
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
     Our business is moderately seasonal, reflecting the general pattern of peak sales for the retail industry during the holiday shopping season. Typically, a larger portion of our revenues occur during the first and fourth fiscal quarters. We believe that our historical revenue growth makes it difficult to predict the effect of seasonality on our future revenues and results of operations. In anticipation of increased sales activity during the first and fourth quarters, we incur additional expenses, including higher inventory and staffing costs. If sales for the first and fourth quarters do not meet anticipated levels, then increased expenses may not be offset which could decrease our profitability. If we were to experience lower than expected sales during our first or fourth quarters, for any reason, it would decrease our profitability.
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
     Historically, we have generated the substantial majority of our revenues from the sale of computer hardware, software and accessories and consumer electronics products. In recent years, we have added several new product categories, including digital imaging, watches and jewelry, housewares, DVD movies, video games and cellular/wireless. While our merchandising platform has been incorporated into and tested in the online computer and consumer electronics retail markets, we cannot predict with certainty whether it can be successfully applied to other product categories. In addition, expansion of our business strategy into new product categories may require us to incur significant marketing expenses, develop relationships with new vendors and comply with new regulations. We may lack the necessary expertise in a new product category to realize the expected benefits of that new category. These requirements could strain managerial, financial and operational resources. Additional challenges that may affect our ability to expand into new product categories include our ability to:
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
     We have also filed an application with the U.S. Patent and Trademark Office for patent protection for our proprietary Bargain Countdown™ technology. We may not be granted a patent for this technology and may not be able to enforce our patent rights if our competitors or others use infringing technology. If this occurs, our competitive position, revenues and profitability could be negatively affected.
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
     We sell products manufactured and distributed by third parties, some of which may be defective or may not comply with applicable laws or regulations, such as laws or regulations requiring warning labels. If any product that we sell were to cause physical injury or damage to property or otherwise not comply with applicable laws or regulations, we may be subject to claims being asserted against us as the retailer of the product. Our insurance coverage may not be available or adequate to cover every claim that could be asserted. If a successful claim were brought against us in excess of its insurance coverage, it could expose us to significant liability. Even unsuccessful claims could result in the expenditure of funds and management time and could decrease profitability.
eCOST may be subject to future impairment charges related to eCOST’s intangible assets.
     The valuation of intangible assets related to eCOST is dependent upon, among other things, the estimated value of eCOST’s  projected cash flows for its business. In the event eCOST is unable to meet such projections, or such estimated values are otherwise less than the carrying value of such intangibles, we may be required under current accounting rules to record an impairment charge in connection with the write-down of such intangibles.
Risks Related to Our eCOST Online Retailer Operating Segment’s Industry
Additional sales and use taxes could be imposed on past or future sales of our products or other products sold on our eCOST website, which could adversely affect our revenues and profitability.
     In accordance with current industry practice and our interpretation of applicable law, we collect and remit sales taxes only with respect to physical shipments of goods into states where we have a physical presence. If any state or other jurisdiction successfully challenges this practice and imposes sales taxes on orders on which we do not collect and remit sales taxes, we could be exposed to substantial tax liabilities for past sales and could suffer decreased sales in that state or jurisdiction in the future. In addition, a number of states, as well as the U.S. Congress, have been considering various legislative initiatives that could result in the imposition of additional sales and use taxes on Internet sales. If any of these initiatives are enacted, we could be required to collect sales taxes in states where we do not have a physical presence. Future changes in the operation of our business also could result in the imposition of additional sales tax obligations. The imposition of additional sales and use taxes on past or future sales could adversely affect our revenues and profitability.
Existing or future government regulation could expose us to liabilities and costly changes in our business operations, and could reduce customer demand for our products.
     We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, user privacy, marketing and promotional practices, database protection, pricing, content, copyrights, distribution, electronic contracts, email and other communications, consumer protection, product safety, the provision of online payment services, intellectual property rights, unauthorized access (including the Computer Fraud and Abuse Act), and the characteristics and quality of products and services. It is unclear how existing laws governing issues such as property ownership, sales and other taxes, libel, trespass, data mining and collection, and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may expose us to liabilities and costly changes in our business operations, and could reduce customer demand. The growth and demand for online commerce has and may continue to result in more stringent consumer protection laws that impose additional compliance burdens on online companies. For example, the laws of many states require notice to customers if certain personal information about them is obtained by an unauthorized person, such as a computer hacker. These consumer protection laws could result in substantial compliance costs and could decrease profitability.
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
     As of December 31, 2007, we had issued and outstanding 0.6 million warrants to purchase common stock (having a weighted average exercise price of $2.29 per share). In addition, as of December 31, 2007, we have an aggregate of 6.1 million stock options outstanding to employees, directors and others with a weighted average exercise price of $1.23 per share. The shares of common stock that may be issued upon exercise of these warrants and options may be resold into the public market. Sales of substantial amounts of common stock in the public market as a result of the exercise of these warrants or options, or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.
Our common stock could be delisted from the Nasdaq Capital Market.
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
     A delisting from the Nasdaq Capital Market will also make us ineligible to use Form S-3 to register the sale of shares of our common stock or to register the resale of our securities with the SEC, thereby making it more difficult and expensive for us to register our common stock or other securities and raise additional capital.
Our certificate of incorporation, our bylaws, our shareholder rights plan and Delaware law make it difficult for a third party to acquire us, despite the possible benefit to our shareholders.
     Provisions of our certificate of incorporation, our bylaws, our shareholder rights plan and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. For example, our certificate of incorporation provides for a classified board of directors, meaning that only approximately one-third of our directors may be subject to re-election at each annual shareholder meeting. Our certificate of incorporation also permits our Board of Directors to issue one or more series of preferred stock, which may have rights and preferences superior to those of the common stock. The ability to issue preferred stock could have the effect of delaying or preventing a third party from acquiring us. We have also adopted a shareholder rights plan. These provisions could discourage takeover attempts and could materially adversely affect the price of our stock. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit large shareholders from consummating a merger with, or acquisition of us. These provisions may prevent a merger or acquisition that would be attractive to shareholders and could limit the price that investors would be willing to pay in the future for our common stock.
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
     In the U.S., we operate two distribution facilities in Memphis, Tennessee, with aggregated floor and mezzanine space of more than 800,000 square feet. We also operate approximately 1 million square feet of distribution facilities in Southaven, Mississippi. Both of these complexes are located approximately five miles from the Memphis International Airport. We also manage a 200,000 square foot distribution facility in Grapevine, Texas.
     We operate a 150,000 square foot distribution center in Liege, Belgium, which contains advanced distribution systems and equipment. We operate a 22,000 square foot distribution center in Markham, Canada, near Eastern Toronto. We also operate a 6,500 square foot facility in the Philippines to provide call center and customer service functions. We operate customer service centers in Tennessee, Texas, Belgium and the Philippines. Our call center technology permits the automatic routing of calls to available customer service representatives in several of our call centers.
     Except for the Grapevine, Texas facility, which we manage on our client’s behalf, all of our facilities are leased and the material lease agreements contain one or more renewal options.
Item 3. Legal Proceedings
     On May 9, 2005, a lawsuit was filed in the District Court of Collin County, Texas, by J. Gregg Pritchard, as Trustee of the D.I.C. Creditors Trust, naming the former directors of Daisytek International Corporation and the Company as defendants. Daisytek filed for bankruptcy in May 2003 and the Trust was created pursuant to Daisytek’s Plan of Liquidation. The complaint alleged, among other things, that the spin-off of the Company from Daisytek in December 1999 was a fraudulent conveyance and that Daisytek was damaged thereby in the amount of at least $38 million. On May 3, 2007, the Court granted the Company’s motions for summary judgment and all of the claims against the Company have been dismissed. In December 2007, the remaining parties to the litigation agreed to a settlement pursuant to which all of the remaining claims have been dismissed.
     On July 25, 2007 a purported class action lawsuit entitled Darral Frank and Joseph F. Keeley, Jr. v. PC Mall, Inc. dba eCOST.com and eCOST.com, Inc. was filed in the Superior Court of California, Los Angeles County. The purported class consists of all of current and former sales representatives who worked for the defendants in California from July 24, 2003 through July 24, 2007. The lawsuit alleges that the defendants failed to pay overtime compensation and interest thereon, failed to timely pay compensation to terminated employees and failed to provide meal and rest periods, all in violation of the California Labor Code and Business and Professions Code. The complaint seeks unpaid overtime, statutory penalties, interest, attorneys’ fees, punitive damages, restitution and injunctive relief. We intend to vigorously contest this action and do not believe the claims have any merit. The matter has been submitted to arbitration.
     In February 2008, eCOST and the Company were served with a Complaint For Civil Penalties and Injunctive Relief filed by Jamie Te’o in the Superior Court of California, Alameda County, alleging violation of California Proposition 65 arising from the sale by eCOST of certain computer components. We intend to vigorously contest this action and do not believe the claims have any merit. We may also seek indemnification for these claims from the manufacturers of these products.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
     Our common stock is listed and currently trades on the NASDAQ Capital Market under the symbol “PFSW.” The following table sets forth for the period indicated the high and low sale price for the common stock as reported by NASDAQ:

	Price
	High	Low
Year Ended December 31, 2007
First Quarter	$1.33	$0.91
Second Quarter	$1.03	$0.81
Third Quarter	$1.50	$0.82
Fourth Quarter	$1.56	$1.04
Year Ended December 31, 2006
First Quarter	$1.80	$1.20
Second Quarter	$1.31	$0.92
Third Quarter	$1.03	$0.67
Fourth Quarter	$1.34	$0.61
     As of March 3, 2008, there were approximately 4,400 shareholders of which approximately 160 were record holders of the common stock.
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
     The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2007:

	Number of securities	Weighted-average	Number of
	to be issued upon	exercise price of	securities
	exercise of	outstanding	remaining
	outstanding options	options and	available for
Plan category (1)	and warrants	warrants	future issuance
Equity compensation plans approved by security holders	5,680,698	$1.25	2,484,947
Equity compensation plans not approved by security holders	429,219	$0.94	—

Total	6,109,917		2,484,947

(1)	See Note 5 to the Consolidated Financial Statements for more detailed information regarding the registrant’s equity compensation plans.
Item 6. Selected Consolidated Financial Data
Historical Presentation
     The selected consolidated historical statement of operations data for the years ended December 31, 2007, 2006, and 2005, and the selected consolidated balance sheet data as of December 31, 2007 and 2006 have been derived from our audited consolidated financial statements, and should be read in conjunction with those statements and notes, which are included in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2004 and 2003 and the selected consolidated balance sheet data as of December 31, 2005, 2004 and 2003 have been derived from our audited consolidated financial statements, and should be read in conjunction with those statements, which are not included in this Form 10-K.
     The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risks Related to Our Business – Certain of our historical financial information may not be representative of our future results,” and the consolidated financial statements and notes thereto that are included elsewhere in this Form 10-K.

Historical Selected Condensed Consolidated Financial Data
(In thousands, except per share data)

	Year Ended
	December 31,
	2007	2006	2005	2004	2003
Condensed Consolidated Statements of
Operations Data:
Revenues:
Product revenue, net	$339,500	$333,311	$252,902	$267,470	$249,230
Service fee revenue	74,480	67,056	60,783	42,076	33,771
Pass-through revenue	32,822	22,886	17,972	12,119	3,435

Total revenues	446,802	423,253	331,657	321,665	286,436

Costs of revenues:
Cost of product revenue	313,835	311,417	235,584	251,968	235,317
Cost of service fee revenue	53,375	49,274	45,597	28,067	23,159
Cost of pass-through revenue	32,822	22,886	17,972	12,119	3,435

Total costs of revenues	400,032	383,577	299,153	292,154	261,911

Gross profit	46,770	39,676	32,504	29,511	24,525
Percent of revenues	10.5%	9.4%	9.8%	9.2%	8.6%
Selling, general and administrative expenses (A)	44,057	45,189	30,521	27,091	25,699
Merger integration expenses	150	1,495	—	—	—
Amortization of identifiable intangibles	806	749	—	—	—
Goodwill impairment	—	3,507	—	—	—

Total operating expenses	45,013	50,940	30,521	27,091	25,699

Income (loss) from operations	1,757	(11,264)	1,983	2,420	(1,174)
Percent of revenues	0.4%	(2.7)%	0.6%	0.8%	(0.4)%
Interest expense (income), net	2,342	2,112	1,729	1,460	2,000

Income (loss) before income taxes	(585)	(13,376)	254	960	(3,174)
Income tax expense	799	1,154	1,001	734	572

Net income (loss)	$(1,384)	$(14,530)	$(747)	$226	$(3,746)

Per share data:
Net income (loss) per share:
Basic	$(0.03)	$(0.34)	$(0.03)	$0.01	$(0.20)

Diluted	$(0.03)	$(0.34)	$(0.03)	$0.01	$(0.20)

Weighted average number of shares outstanding:
Basic	46,480	42,762	22,394	21,332	19,011
Diluted	46,480	42,762	22,394	23,468	19,011

(A)	Includes stock based compensation expense of $764, $899, $16, $14 and $6 in the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

	As of December 31,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Working capital	$22,507	$20,703	$23,359	$22,608	$21,407
Total assets	158,173	164,152	131,726	130,327	108,359
Long-term obligations	7,680	7,604	8,102	8,749	3,760
Shareholders’ equity	48,842	48,840	29,934	29,926	28,417

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
Forward-Looking Information
     We have made forward-looking statements in this Report on Form 10-K. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “seek,” “strive,” “believe,” “expect,” “anticipate,” “predict,” “potential,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “target” and “estimate” or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to the Risk Factors set forth above or elsewhere in this Report on Form 10-K, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:
•	our ability to retain and expand relationships with existing clients and attract and implement new clients;

•	our reliance on the fees generated by the transaction volume or product sales of our clients;

•	our reliance on our clients’ projections or transaction volume or product sales;

•	our dependence upon our agreements with International Business Machines Corporation (“IBM”) and InfoPrint Solutions Company (“IPS”), a joint venture company owned by Ricoh and IBM;

•	our dependence upon our agreements with our major clients;

•	our client mix, their business volumes and the seasonality of their business;

•	our ability to finalize pending contracts;

•	the impact of strategic alliances and acquisitions;

•	trends in e-commerce, outsourcing, government regulation both foreign and domestic and the market for our services;

•	whether we can continue and manage growth;

•	increased competition;

•	our ability to generate more revenue and achieve sustainable profitability;

•	effects of changes in profit margins;

•	the customer and supplier concentration of our business;

•	the unknown effects of possible system failures and rapid changes in technology;

•	foreign currency risks and other risks of operating in foreign countries;

•	potential litigation;

•	potential delisting;

•	our dependency on key personnel;

•	the impact of new accounting standards, and changes in existing accounting rules or the interpretations of those rules;

•	our ability to raise additional capital or obtain additional financing;

•	our ability and the ability of our subsidiaries to borrow under current financing arrangements and maintain compliance with debt covenants;

•	relationship with and our guarantees of certain of the liabilities and indebtedness of our subsidiaries;

•	whether outstanding warrants issued in a prior private placement will be exercised in the future;

•	our ability to successfully achieve the anticipated benefits of our merger with eCOST;

•	eCOST’s potential indemnification obligations to its former parent;

•	eCOST’s ability to maintain existing and build new relationships with manufacturers and vendors and the success of its advertising and marketing efforts;

•	eCOST’s ability to increase its sales revenue and sales margin and improve operating efficiencies; and

•	eCOST’s ability to generate projected cash flows sufficient to cover the values of its intangible assets.
     We have based these statements on our current expectations about future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that these expectations actually will be achieved. In addition, some forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future. There may be additional risks that we do not currently view as material or that are not presently known. In evaluating these statements, you should consider various factors, including the risks set forth in the section entitled “Risk Factors.”
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
     First, in our business process outsourcing business segment, we derive our revenues from a broad range of services, including professional consulting, technology collaboration, order management, managed web hosting and web development, customer relationship management, financial services including billing and collection services and working capital solutions, kitting and assembly services, information management and international fulfillment and distribution services. We offer our services as an integrated solution, which enables our clients to outsource their complete infrastructure needs to a single source and to focus on their core competencies. Our distribution services are conducted at warehouses that we lease or manage and include real-time inventory management and customized picking, packing and shipping of our clients’ customer orders. We currently offer the ability to provide infrastructure and distribution solutions to clients that operate in a range of vertical markets, including technology manufacturing, computer products, cosmetics, fragile goods, high security collectibles, contemporary home furnishings, apparel, aviation, telecommunications and consumer electronics, among others.
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
     Our second business segment is a product revenue model. In this segment, we are a master distributor of product for IPS and certain other clients. In this capacity, we purchase, and thus own, inventory and recognize the corresponding product revenue. As a result, upon the sale of inventory, we own the accounts receivable. Freight costs billed to customers are reflected as components of product revenue. This business segment requires significant working capital requirements, for which we have senior credit facilities to provide for more than $85 million of available financing.
     Our third business segment is a web-commerce product revenue model focused on the sale of products to a broad range of consumer and small business customers. In this segment we operate as a multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise. Our product line currently offers approximately 170,000 products in several primary merchandise categories, primarily including computer hardware and software, home electronics, digital imaging, watches and jewelry, housewares, DVD movies, video games and cellular/wireless.
     Growth is a key element to us achieving our future goals, including achieving and maintaining sustainable profitability. Growth in our business process outsourcing segment is driven by two main elements: new client relationships and organic growth from existing clients. We focus our sales efforts on larger contracts with brand-name companies within two primary target markets, online brands and retailers and technology manufacturers, which, by nature, require a longer duration to close but also have the potential to be higher quality and longer duration engagements. Our 2007 results include approximately $6.6 million of revenue from new service contract relationships, including certain incremental projects, which we estimate is approximately 50% of the approximately $12 to $14 million we believe will ultimately be the fully operational annual fee revenue under new client relationships entered into in late 2006 and during 2007.
     Growth within our product revenue business is primarily driven by our ability to attract new master distributor arrangements with IPS or other manufacturers and the sales and marketing efforts of the manufacturers and third party sales partners.
     Growth within our web-commerce product revenue model is primarily driven by eCOST’s ability to increase sales by generating organic growth, new customers and expanding its product line.
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
     Cost of product revenue –consists of the purchase price of product sold and freight costs, which are reduced by certain reimbursable expenses. These reimbursable expenses include pass-through customer marketing programs, direct costs incurred in passing on any price decreases offered by vendors to cover price protection and certain special bids, the cost of products provided to replace defective product returned by customers and certain other expenses as defined under the master distributor agreements. Vendor marketing programs, such as co-op advertising, also reduce cost of product revenue.
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
     Operating expenses – consist primarily of selling, general and administrative (“SG&A”) expenses such as compensation and related expenses for sales and marketing staff, advertising, online marketing and catalog production, distribution costs (excluding freight) applicable to the Supplies Distributors and eCOST businesses, executive, management and administrative personnel and other overhead costs, including certain occupancy and information technology costs and depreciation and amortization expenses.
     Monitoring and controlling our available cash balances continues to be a primary focus. Our cash and liquidity positions are important components of our financing of both current operations and our targeted growth. In recent years we have added to our available cash and liquidity positions through various transactions.

•	Each of our primary operating subsidiaries has one or more asset-based working capital financing agreements with various lenders.

•	Between 2003 and 2006, we raised approximately $9.3 million in net proceeds from the sale of approximately 7 million shares of common stock in private placements to certain investors.
Historical Financial Presentation
     As a result of our acquisition of eCOST.com in February 2006, we believe our historical financial statements may not provide a meaningful comparison to our current and future financial performance.
Results of Operations
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
     The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenue (in millions).

					% of Total
			Change		Revenue
	2007	2006	$	%	2007		2006
Revenues:

Product revenue, net	$339.5	$333.3	$6.2	1.9%	76.0%		78.8%
Service fee revenue	74.5	67.1	7.4	11.1%	16.7%		15.8%
Pass-through revenue	32.8	22.9	9.9	43.4%	7.3%		5.4%

Total net revenues	446.8	423.3	23.5	5.6%	100.0%		100.0%

Cost of Revenues
Cost of product revenue	313.8	311.4	2.4	0.8%	92.4	%(1)	93.4	%(1)
Cost of service fee revenue	53.4	49.3	4.1	8.3%	71.7	%(2)	73.5	%(2)
Pass-through cost of revenue	32.8	22.9	9.9	43.4%	100.0	%(3)	100.0	%(3)

Total cost of revenues	400.0	383.6	16.4	4.3%	89.5%		90.6%

Product revenue gross profit	25.7	21.9	3.8	17.2%	7.6	%(1)	6.6	%(1)
Service fee gross profit	21.1	17.8	3.3	18.7%	28.3	%(2)	26.5	%(2)
Pass-through gross profit	—	—	—	—%	-	%(3)	-	%(3)

Total gross profit	46.8	39.7	7.1	17.9%	10.5%		9.4%

Operating Expenses	45.0	50.9	(5.9)	(11.6)%	10.1%		12.0%

Income (loss) from operations	1.8	(11.2)	13.0	115.6%	0.4%		(2.6)%
Interest expense, net	2.4	2.1	0.3	10.9%	0.5%		(0.5)%

Income (loss) before income taxes	(0.6)	(13.3)	12.7	(95.6)%	(0.1)%		(3.1)%

Income tax expense, net	0.8	1.2	0.4	30.8%	0.3%		0.3%

Net income (loss)	$(1.4)	$(14.5)	$13.1	90.5%	(0.4)%		(3.4)%

(1)	Represents the percent of Product revenue, net.

(2)	Represents the percent of Service fee revenue.

(3)	Represents the percent of Pass-through revenue.
     Product Revenue, net. eCOST product revenue was $104.1 million in 2007, a 17.9% increase as compared to $88.3 million in the prior year. Fiscal 2007 includes a full year of eCOST activity as compared to eleven months in 2006 following the acquisition of eCOST in February 2006.

     Supplies Distributors product revenue of $235.4 million decreased $9.6 million, or 3.9% in 2007 as compared to the prior year. This decrease was primarily due to the decreased sales volume of certain products as a result of improvement in the products’ useful lives, which slowed consumer’s demand for replenishment, the impact of foreign currency fluctuations which created alternative purchasing channels for certain customers, and incremental vendor promotion activity in the March 2006 quarter, which did not occur in 2007.
     We currently expect our 2008 annual product revenue for Supplies Distributors to remain the same or grow slightly and for eCOST annual product revenue to be higher than 2007.
     Service Fee Revenue. The increase in service fee revenue for the years ended December 31, 2007 and 2006 reflects the favorable impact from new clients that were added late in calendar year 2006 and increased project activity in 2007 as compared to 2006. The change in service fee revenue, excluding pass-through revenue, is shown below ($ millions):

Year ended December 31, 2006	$67.1
New service contract relationships, including certain incremental projects under new contracts	6.6
Change in existing client service fees and certain incremental projects with existing clients	3.3
Terminated clients not included in 2007 revenue	(2.5)

Year ended December 31, 2007	$74.5

     Service fee revenue for the year ended December 31, 2007 included approximately $4.2 million of fees earned from client contracts terminated during 2007.
     Based on historical activity and current projection of existing clients, including new clients signed in 2007, we currently anticipate that 2008 service fee revenue will be higher than 2007 service fee revenue.
     Cost of Product Revenue. Cost of product revenue for year ended December 31, 2007 includes a full year of activity for eCOST as compared to eleven months in 2006 following the acquisition of eCOST in February 2006. The gross margin for eCOST was $8.9 million or 8.6% of product revenue in 2007 and $4.2 million or 4.8% of product revenue during 2006. Gross margin for eCOST for the period ended December 31, 2006 included elevated levels of fraudulent credit card chargeback activity, an increased provision for excess and obsolete inventory and the impact of a loss applicable to a sales transaction with a former eCOST customer. In addition, gross margin for eCOST increased from the prior year due to improved product pricing controls, freight initiatives and increased sales of higher margin product through virtual warehouse agreements with its vendors.
     Supplies Distributors cost of product revenue decreased by $8.8 million, or 3.8%, to $218.6 million in 2007, primarily as a result of reduced product sales. The resulting gross profit margin was $16.7 million or 7.1% of product revenue for the year ended December 31, 2007 and $17.7 million or 7.2% of product revenue for 2006. The gross profit margin for the 2007 and 2006 periods include certain incremental inventory cost reductions.
     Cost of Service Fee Revenue. The increase in gross profit as a percentage of service fees to 28.3% in 2007 from 26.5% in 2006 is primarily due to improved cost controls and productivity on certain clients and additional higher margin client project activity compared to 2006. We expect to earn an average gross profit of 25-30% on new service fee contracts, but we have and may continue to accept lower gross margin percentages on certain contracts depending on contract scope and other factors.
     Operating Expenses. Operating expenses for the year ended December 31, 2007 include a full year of activity for eCOST as compared to only eleven months of activity in the year ended December 31, 2006 following the acquisition of eCOST in February 2006. eCOST’s operating expenses declined during 2007 by $8.0 million as compared to the prior year primarily due to the realization of savings through the reduction of certain advertising and overhead expenses, reduced merger and integration related expenses, changes in corporate infrastructure expenses and operating efficiencies attained as a result of the eCOST integration.

     Operating expenses in 2006 also include a goodwill impairment charge of $3.5 million resulting from the annual analysis pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under this analysis, we determined that the carrying value of goodwill exceeded the fair value, which resulted in a $3.5 million non-cash write-off of goodwill.
     Excluding eCOST, operating expenses were $32.7 million, or 9.5% of total net revenues in the 2007 period and $30.6 million, or 9.1% of total net revenues in the comparable prior year period. The increase in operating expenses is primarily due to increased facility and personnel related expenses partially offset by the favorable impact of exchange rates on intercompany accounts during the 2007 period.
     In 2008, we anticipate incremental operating expenses for certain of our facilities to support our anticipated growth in revenue; however, as a percentage of net revenues, we expect operating expenses to remain relatively constant.
     Income Taxes. We recorded a tax provision associated primarily with our subsidiary Supplies Distributors’ Canadian and European operations. We did not record a federal income tax benefit associated with our consolidated net loss in our U.S. operations or for our PFSweb Canadian pre-tax losses in the current or prior periods. A valuation allowance has been provided for the majority of our net deferred tax assets as of December 31, 2007 and December 31, 2006, which are primarily related to our net operating loss carryforwards, and certain foreign deferred tax assets. We expect that we will continue to record an income tax provision associated with Supplies Distributors’ Canadian and European results of operations.
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     Product Revenue, net. Product revenue was $333.3 million for the year ended December 31, 2006, as compared to $252.9 million for the year ended December 31, 2005, an increase of $80.4 million, or 31.8%. Excluding the $88.3 million of product revenue of eCOST following its acquisition in February 2006, product revenue decreased $7.9 million, or 3.1%, primarily due to lower volumes and reduced vendor promotional activity.
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
Supplies Distributors and its Subsidiaries
     Supplies Distributors and its subsidiaries act as master distributors of various IPS and other products and, pursuant to a transaction management services agreement between us and Supplies Distributors, we provide transaction management and fulfillment services to Supplies Distributors and its subsidiaries. In addition to our equity investment in Supplies Distributors, we have also provided Supplies Distributors with a subordinated loan that, as of December 31, 2007, had an outstanding balance of $6.0 million.
     Supplies Distributors has paid us dividends of $2.4 million, $3.9 million and $1.0 million in 2007, 2006 and 2005, respectively. Supplies Distributors has received lender approval to pay us dividends of $2.8 million in 2008, and to reduce its subordinated debt to us by $0.5 million, but pursuant to the terms of its amended credit agreements, is restricted from paying further cash dividends without the prior approval of its lenders. In addition, no distribution may be made if, after giving effect thereto, the net worth of Supplies Distributors, as defined, would be less than $1.0 million.
eCOST and its Subsidiaries
     eCOST is a multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise, selling products primarily to customers in the United States. As of December 31, 2007, we have advanced $12.6 million to eCOST to support its operations.
Liquidity and Capital Resources
     Net cash provided by operating activities was $5.4 million for the year ended December 31, 2007 and primarily resulted from cash income before working capital changes of $8.6 million and working capital changes consisting of a decrease in inventories of $2.3 million, a decrease in prepaid expenses, other receivables and other assets of $2.1 million and a decrease in accounts receivable of $2.1 million, partially offset by a decrease in accounts payable, accrued expenses and other liabilities of $9.4 million primarily related to the change in vendor financing payables and an increase in restricted cash of $0.3 million.
     Net cash provided by operating activities was $2.5 million for the year ended December 31, 2006 and primarily consisted of a decrease in inventories of $2.9 million, a decrease in accounts receivable of $1.7 million and a decrease in restricted cash of $0.8 million. These sources of cash were offset by a $2.6 million decrease in accounts payable, accrued expenses and other liabilities and an increase in net loss, as adjusted for non-cash items of $0.2 million.
     Net cash used in investing activities for the year ended December 31, 2007 totaled $3.7 million primarily resulting from capital expenditures.
     Net cash used in investing activities was $4.4 million for the year ended December 31, 2006 and consisted primarily of capital expenditures of $4.0 million and cash paid to acquire eCOST, net of cash acquired, of $1.3 million, partially offset by a decrease in restricted cash of $0.9 million.
     Capital expenditures have historically consisted primarily of additions to upgrade our management information systems and general expansion of our facilities, both domestic and foreign. We expect to incur capital expenditures to support new contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate that our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months will be approximately $5 million to $8 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients as well as the eCOST infrastructure. To maintain our current operating cash position, a portion of these expenditures may be financed through debt, operating or capital leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event that we do not achieve the revenue necessary to support such investments.
     Net cash used in financing activities was approximately $3.1 million for the year ended December 31, 2007, primarily representing $2.2 million of payments on capital leases and $1.7 million of payments on debt partially offset by a decrease in restricted cash of $0.8 million.
     Net cash provided by financing activities was $3.3 million for the year ended December 31, 2006 primarily representing $4.9 million of net proceeds on issuance of common stock pursuant to a private placement transaction and $1.0 million of net proceeds on debt partially offset by payments on capital leases of $1.5 million and an increase in restricted cash of $1.1 million.
     Our liquidity has been negatively impacted as a result of the merger with eCOST. eCOST has experienced a net usage of cash primarily due to losses incurred. As a result, during the process of transitioning and integrating the eCOST operations, we have had to support eCOST’s cash needs with the goal of achieving a stabilized operational position. The amount of further cash needed to support eCOST operations will depend upon the financing available as well as eCOST’s ability to improve its financial results.
     We initially targeted that eCOST, as part of a combined Company, would achieve annual recurring cost savings of approximately $4 million to $5 million, as compared to pre-merger levels. As we have now completed the integration of eCOST into our infrastructure, we have begun to realize the expected benefits of these cost savings initiatives, which resulted from, among other things, the reduction of advertising expense and certain overhead expenses, changes in corporate infrastructure and reduced freight costs. eCOST’s results have improved during 2007 and we expect continued improvement as a result of efforts to increase sales, improve product mix, gross margin and further improve operational efficiencies.
     During the year ended December 31, 2007, our working capital increased to $22.5 million from $21.2 million at December 31, 2006 primarily as a result of improved cash flows from operations. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our own credit facilities, expanding our current credit facilities, entering into new debt agreements or transferring to third-parties a portion of our subordinated loan balance due from Supplies Distributors. In conjunction with certain of these alternatives, we may be required to provide letters of credit to secure these arrangements. No assurances can be given that we will be successful in obtaining any additional financing or the terms thereof. We currently believe that our cash position, financing available under our credit facilities and funds generated from operations (including our anticipated revenue growth and/or cost reductions to offset lower than anticipated revenue growth) will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our lease obligations, and additional loans to our subsidiaries Supplies Distributors and eCOST, if necessary, for at least the next twelve months.
     The following is a schedule of our total contractual cash obligations, which is comprised of operating leases, debt, vendor financing and capital leases (including interest), as of December 31, 2007 (in millions):

Contractual Obligations	Payments Due By Period
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
Debt and vendor financing	$61,471	$57,584	$2,071	$1,816	$—
Capital lease obligations	5,071	2,087	2,602	382	—
Operating leases	24,256	8,458	12,683	3,115	—

Total	$90,798	$68,129	$17,356	$5,313	$—

     In support of certain debt instruments and leases, as of December 31, 2007, we had $2.0 million of cash restricted for payment of capital expenditures or repayment to lenders. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain of our subsidiaries’ credit facilities. Many of these facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other credit facilities and agreements. These covenants include minimum levels of net worth for the individual borrower subsidiaries and restrictions on the ability of the borrower subsidiaries to advance funds to other borrower subsidiaries. As a result, it is possible for one or more of these borrower subsidiaries to fail to meet their respective covenants even if another borrower subsidiary otherwise has available excess funds which, if not restricted, could be used to cure the default. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. In particular, in the event eCOST is unable to increase its revenue and/or gross profit from its present levels it may fail to comply with one or more of the financial covenants required under its working capital line of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and payment under our parent guaranty. A requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of December 31, 2007, we were in compliance with all debt covenants. We do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.
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
     To finance their distribution of IPS products, Supplies Distributors and its subsidiaries have short-term credit facilities with IBM Credit LLC (“IBM Credit”) and IBM Belgium Financial Services S.A. (“IBM Belgium”). We

have provided a collateralized guaranty to secure the repayment of these credit facilities. These asset-based credit facilities provide financing for up to $30.5 million and up to 12.5 million Euros (approximately $18.4 million at December 31, 2007) with IBM Credit and IBM Belgium, respectively. These agreements expire in March 2009.
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
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million Euros (approximately $11.0 million at December 31, 2007) of eligible accounts receivables through March 2009.
     These credit facilities contain cross default provisions, various restrictions upon the ability of Supplies Distributors and its subsidiaries to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as cash flow from operations, annualized revenue to working capital, net profit after tax to revenue, minimum net worth and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, we are required to maintain a subordinated loan to Supplies Distributors of no less than $5.5 million, maintain restricted cash of less than $5.0 million and are restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure and a minimum shareholders’ equity of at least $18.0 million. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or its subsidiaries under these facilities if they are unable to do so. We have also provided a guarantee of the obligations of Supplies Distributors and its subsidiaries to IBM and IPS, excluding the trade payables that are financed by IBM credit.
     Our PFS subsidiary has entered into a Loan and Security Agreement with Comerica Bank (“Comerica”), which provides for up to $10.0 million of eligible accounts receivable financing through March 2009, provided a $1.5 million term loan due in equal monthly installments through December 2007, and provided for up to $2.5 million of eligible equipment purchases. We entered this Agreement to supplement our existing cash position, and provide funding for our current and future operations, including our targeted growth. The Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, and a minimum liquidity ratio, as defined. The agreement also limits PFS’ ability to increase the subordinated loan to Supplies Distributors to no more than $6.5 million and limits PFS’ ability to advance more than $3.3 million, with certain restrictions, to certain of its subsidiaries, including eCOST, without Comerica’s approval. The agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb.
     eCOST currently has an asset-based line of credit facility of up to $7.5 million with Wachovia, which is collateralized by substantially all of eCOST’s assets and expires in May 2009. Borrowings under the facility are limited to a percentage of eligible accounts receivable and letter of credit availability is limited to a percentage of accounts receivable and inventory. As of December 31, 2007, eCOST had $2.1 million of letters of credit outstanding and $1.1 million of available credit under this facility. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as a minimum tangible net worth of $0, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.
     In 2004, we incurred more than $5 million in capital expenditures to support incremental business from a distribution facility in Southaven, MS. We financed a significant portion of these expenditures through a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) pursuant to which the MBFC issued $5 million MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority

Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned us the proceeds of the Bonds for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in our Southaven, Mississippi distribution facility. The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) in the initial face amount of $5.1 million issued by Comerica pursuant to a Reimbursement Agreement between us and Comerica under which we are obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has a maturity date of April 2009 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof. The amount outstanding on the Bonds as of December 31, 2007 is $4.0 million. Our obligations under the Reimbursement Agreement are secured by substantially all of the assets of our PFS subsidiary, including restricted cash of $1.5 million and a Company parent guarantee.
     In June 2006, we entered into a Securities Purchase Agreement with certain institutional investors in a private placement transaction pursuant to which we issued and sold an aggregate of 5.0 million shares of our common stock, par value $.001 per share, at $1.00 per share, resulting in gross proceeds of $5.0 million. After deducting expenses, the net proceeds were approximately $4.8 million. We advanced the net proceeds to eCOST to support its operating requirements.
     To the extent we fail to comply with the various debt covenants described above, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. Any requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of December 31, 2007, we were in compliance with all debt covenants.
     Through our merger with eCOST, we have aligned the core strengths of each company, to leverage our operational infrastructure and technology expertise with eCOST’s customer base and supplier relationships. We initially targeted to achieve $4 to $5 million in annual cost savings as compared to pre-merger levels. These targeted savings were expected to result from, among other things, reductions in the following costs:
•	Certain redundant administrative and public company activities;

•	Advertising expense;

•	Excess capacity and other related facility expenses;

•	Technology, telecommunications and operational costs; and

•	Overall outbound freight costs due to additional freight options.
     As we have completed the integration of eCOST into our infrastructure, we are realizing a substantial amount of expected benefits of many of these cost saving initiatives.
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
     We can provide no assurance that such plans or the underlying financial benefits will be achieved. Additionally, even with such plans, we expect that eCOST will operate at a loss during 2008 and may require funding to support its operations.
     eCOST has historically incurred significant operating losses and used cash to fund its operations. As a result, we have been required to invest cash to fund eCOST’s operations, which we may not be able to continue to do without approval from our lenders. The amount of further cash needed to support eCOST operations depends upon the financing available under its credit line as well as eCOST’s ability to improve its financial results. Through March 28, 2008, we have advanced $13.1 million to eCOST to fund eCOST’s cash flow requirements and have lender approval to advance an additional $3.3 million, with certain restrictions, to certain of its subsidiaries, including eCOST. In the event we need to advance further cash to eCOST, we may be required to seek approval from our lenders to provide such funds. We can provide no assurance that we will receive such approval from our lenders or any terms or conditions required by our lenders to obtain such approval. In addition, PFSweb has provided a guaranty of eCOST’s bank line of credit and certain of eCOST’s vendor trade payables.
     If eCOST is unable to meet its requirements under its debt obligations and bank facility, the guarantees referred to above could be called upon.
     We receive municipal tax abatements in certain locations. During 2004 we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements. In December 2006 we received notice that the municipal authority planned to make an adjustment to our tax abatement. We have disputed the adjustment, but if the dispute is not resolved favorably, additional taxes of approximately $1.7 million could be assessed against us.
     On May 9, 2005, a lawsuit was filed in the District Court of Collin County, Texas, by J. Gregg Pritchard, as Trustee of the D.I.C. Creditors Trust, naming the former directors of Daisytek International Corporation and the Company as defendants. Daisytek filed for bankruptcy in May 2003 and the Trust was created pursuant to Daisytek’s Plan of Liquidation. The complaint alleged, among other things, that the spin-off of the Company from Daisytek in December 1999 was a fraudulent conveyance and that Daisytek was damaged thereby in the amount of at least $38 million. On May 3, 2007, the Court granted the Company’s motions for summary judgment and all of the claims against the Company have been dismissed. In December 2007, the remaining parties to the litigation agreed to a settlement pursuant to which all of the remaining claims have been dismissed.
     On July 25, 2007 a purported class action lawsuit entitled Darral Frank and Joseph F. Keeley, Jr. v. PC Mall, Inc. dba eCOST.com and eCOST.com, Inc. was filed in the Superior Court of California, Los Angeles County. The purported class consists of all of current and former sales representatives who worked for the defendants in California from July 24, 2003 through July 24, 2007. The lawsuit alleges that the defendants failed to pay overtime compensation and interest thereon, failed to timely pay compensation to terminated employees and failed to provide meal and rest periods, all in violation of the California Labor Code and Business and Professions Code. The complaint seeks unpaid overtime, statutory penalties, interest, attorneys’ fees, punitive damages, restitution and injunctive relief. We intend to vigorously contest this action and do not believe the claims have any merit. The matter has been submitted to arbitration.
     In February 2008, eCOST and the Company were served with a Complaint For Civil Penalties and Injunctive Relief filed by Jamie Te’o in the Superior Court of California, Alameda County, alleging violation of California Proposition 65 arising from the sale by eCOST of certain computer components. We intend to vigorously contest this action and do not believe the claims have any merit. We may also seek indemnification for these claims from the manufacturers of these products.
Inventory Management
     We manage our inventories held for sale by maintaining sufficient quantities of product to achieve high order fill rates while at the same time maximizing inventory turnover rates. Inventory balances will fluctuate as we add new product lines. To reduce the risk of loss due to supplier price reductions, our master distributor agreement, as well as certain vendor agreements in our eCOST business, provide for price protection under which we receive credits if the supplier lowers prices on previously purchased inventory.
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
Impact of Recently Issued Accounting Standards
     In 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measure of tax benefits recognized. There was no impact of our January 1, 2007 adoption of the provisions of FIN 48. We recognize interest and penalties related to uncertain tax positions in income tax expense.
     In December 2007, the FASB issued Statement No. 141R, Business Combinations, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. Statement No. 141R modified the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. Statement No. 160 establishes new accounting and reporting standards for noncontrolling interests in subsidiaries. We will be required to apply the provisions of the new standards in the first quarter of 2009. The impact of this statement on our financial statements is expected to be insignificant.
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. We will adopt this new standard in the first quarter of 2008 and expect the impact on our financial statements to be insignificant.
     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This new standard will allow companies to elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings in each reporting period. We will adopt this new standard in the first quarter of 2008 and expect the impact on our financial statements to be insignificant.
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
     We have defined a critical accounting estimate as one that is both important to the portrayal of our financial condition and results of operations and requires us to make difficult, subjective or complex judgments or estimates about matters that are uncertain. During the past three fiscal years, we have not made any material changes in accounting methodology used to establish the critical accounting estimates discussed below. The following represent certain critical accounting policies that require us to exercise our business judgment or make significant estimates. In addition, there are other items within our consolidated financial statements that require estimation but are not deemed critical as defined above.
     Product Revenue Recognition
     We adhere to the revised guidelines and principles of sales recognition described in Staff Accounting Bulletin No. 104, Revenue Recognition. Under SAB 104, sales are recognized when the title and risk of loss are passed to the customer, there is persuasive evidence of an arrangement for the sale, delivery has occurred and/or services have been rendered, the sales price is fixed or determinable and collectability is reasonably assured. Under these guidelines, we recognize a majority of our sales, including revenue from product sales and gross outbound shipping and handling charges, upon receipt of the product by the customer. For all product sales shipped directly from suppliers to customers, we are the primary obligor in the transaction, and we take title to the products sold upon shipment, bear credit risk, and bear inventory risk for returned products that are not successfully returned to suppliers; therefore, we recognize these revenues at gross sales amounts.
     Sales are reported net of estimated returns and allowances, credit card fraud and chargebacks, all of which are estimated based upon historical information such as return and redemption rates, and fraud and chargeback experience. Management also considers any other current information and trends in making estimates. If actual sales returns, allowances, discounts and credit card fraud and chargebacks are greater than estimated by management, additional expense may be incurred.
     Cost of Service Fee Revenue
     Our service fee revenue primarily relates to our distribution services and order management/customer care services. Distribution services relate primarily to inventory management, product receiving, warehousing and fulfillment (i.e., picking, packing and shipping). Order management/customer care services relate primarily to taking customer orders for our clients’ products via various channels such as telephone call-center, electronic or facsimile. These services also entail addressing customer questions related to orders, as well as cross-selling/up-selling activities.
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
     Allowance for Doubtful Accounts
     The determination of the collectability of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current credit worthiness to determine that collectability is reasonably assured, as well as consideration of the overall business climate in which our clients and customers operate. Inherently, these uncertainties require us to make frequent judgments and estimates regarding our clients and customers’ ability to pay amounts due us to determine the appropriate amount of valuation allowances required for doubtful accounts. Provisions for doubtful accounts are recorded when it becomes evident that the client or customer will not make the required payments at either contractual due dates or in the future.
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
     Allowances for doubtful accounts totaled $1.5 million and $2.3 million at December 31, 2007 and 2006,

respectively. We believe that our allowances for doubtful accounts are adequate to cover anticipated losses under current conditions; however, uncertainties regarding changes in the financial condition of our clients and customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required.
     Inventory Reserves
     Inventories (merchandise, held for resale, all of which are finished goods) are stated at the lower of weighted average cost or market. Supplies Distributors and its subsidiaries assume responsibility for slow-moving inventory under certain master distributor agreements, subject to certain termination rights, but have the right to return product rendered obsolete by engineering changes, as defined. eCOST assumes responsibility for slow-moving inventory but has limited rights to return product based on specific inventory agreements. We review inventory for impairment on a periodic basis, but at a minimum, annually. Recoverability of the inventory on hand is measured by comparison of the carrying value of the inventory to the fair value of the inventory. This requires us to record provisions and maintain reserves for excess or obsolete inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand and market conditions. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. At December 31, 2007 and 2006, our allowance for slow moving inventory totaled $2.1 million and $3.0 million, respectively. We believe that our reserves are adequate to cover anticipated losses under current conditions. Significant or unanticipated changes to our estimates and forecasts, either adverse or positive, could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required.
     Income Taxes
     The liability method is used for determining our income taxes, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for valuation allowances, we have considered and made judgments and estimates regarding estimated future taxable income. These estimates and judgments include some degree of uncertainty and changes in these estimates and assumptions could require us to adjust the valuation allowances for our deferred tax assets. The ultimate realization of our deferred tax assets depends on the generation of sufficient taxable income in the applicable taxing jurisdictions. Although we believe our estimates and judgments are reasonable, actual results may differ, which could be material.
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
     Long-Lived Assets
     Long-lived assets include property, intangible assets, goodwill and certain other assets. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We review goodwill for impairment at least annually. We record impairment losses in the period in which we determine that the carrying amount is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. This may require us to make judgments regarding long-term forecasts of our future revenues and costs related to the assets subject to review. During the fourth quarter of 2006, we determined that the carrying value of the goodwill resulting from our acquisition of eCOST was impaired, which resulted in a $3.5 million non-cash write-off of goodwill.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk
     We are exposed to various market risks including interest rates on our financial instruments and foreign exchange rates.
Interest Rate Risk
     Our interest rate risk relates to the outstanding balances on our inventory and working capital financing agreements, taxable revenue bonds, loan and security agreements, and factoring agreement for the financing of inventory, accounts receivable and certain other receivables and certain equipment, which amounted to $65.6 million at December 31, 2007. A 100 basis point movement in interest rates would result in approximately $0.2 million annualized increase or decrease in interest expense based on the outstanding balance of these agreements at December 31, 2007.
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
We have audited the accompanying consolidated balance sheets of PFSweb, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedules I and II as of December 31, 2007 and 2006, and for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PFSweb, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules as of December 31, 2007 and 2006, and for each of the years in the three-year period ended December 31, 2007, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, during 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment.
     KPMG LLP
Dallas, Texas
March 31, 2008

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,272	$15,066
Restricted cash	2,021	2,653
Accounts receivable, net of allowance for doubtful accounts of $1,483 and $2,352 at December 31, 2007 and 2006, respectively	48,493	49,186
Inventories, net of reserves of $2,080 and $2,987 at December 31, 2007 and 2006, respectively	46,392	47,670
Other receivables	10,372	10,774
Prepaid expenses and other current assets	2,608	3,531

Total current assets	124,158	128,880

PROPERTY AND EQUIPMENT, net	11,918	12,884
IDENTIFIABLE INTANGIBLES, net	5,824	6,631
GOODWILL	15,362	15,362
OTHER ASSETS	911	864

Total assets	$158,173	$164,621

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$22,238	$23,802
Trade accounts payable	56,975	62,441
Accrued expenses	22,438	21,485

Total current liabilities	101,651	107,728

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	6,378	6,076
OTHER LIABILITIES	1,302	1,977

Total liabilities	109,331	115,781

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 46,574,189 and 46,553,752 shares issued at December 31, 2007 and 2006, respectively; and 46,487,889 and 46,467,452 outstanding at December 31, 2007 and 2006, respectively	47	47
Additional paid-in capital	92,084	91,302
Accumulated deficit	(45,738)	(44,354)
Accumulated other comprehensive income	2,534	1,930
Treasury stock at cost, 86,300 shares	(85)	(85)

Total shareholders’ equity	48,842	48,840

Total liabilities and shareholders’ equity	$158,173	$164,621

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31
(In thousands, except per share data)

	2007	2006	2005
REVENUES:
Product revenue, net	$339,500	$333,311	$252,902
Service fee revenue	74,480	67,056	60,783
Pass-through revenue	32,822	22,886	17,972

Total revenues	446,802	423,253	331,657

COSTS OF REVENUES:
Cost of product revenue	313,835	311,417	235,584
Cost of service fee revenue	53,375	49,274	45,597
Cost of pass-through revenue	32,822	22,886	17,972

Total costs of revenues	400,032	383,577	299,153

Gross profit	46,770	39,676	32,504

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, including stock based compensation expense of $764, $899 and $16 in the years ended December 31, 2007, 2006 and 2005, respectively	44,057	45,189	30,521
MERGER INTEGRATION EXPENSES	150	1,495	—
AMORTIZATION OF IDENTIFIABLE INTANGIBLES	806	749	—
GOODWILL IMPAIRMENT	—	3,507	—

Total operating expenses	45,013	50,940	30,521

Income (loss) from operations	1,757	(11,264)	1,983

INTEREST EXPENSE	2,505	2,171	1,824
INTEREST INCOME	(163)	(59)	(95)

Income (loss) before income taxes	(585)	(13,376)	254
INCOME TAX EXPENSE	799	1,154	1,001

NET LOSS	$(1,384)	$(14,530)	$(747)

LOSS PER SHARE:
Basic and Diluted	$(0.03)	$(0.34)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and Diluted	46,480	42,762	22,394

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data)

					Accumulated
			Additional		Other			Total	Comprehensive
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders’	Income
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity	(Loss)
Balance, December 31, 2004	21,665,585	$22	$56,645	$(29,077)	$2,421	86,300	$(85)	$29,926
Net loss	—	—	—	(747)	—	—	—	(747)	$(747)
Stock-based compensation expense	—	—	16	—	—	—	—	16
Employee stock purchase plan	401,270	—	613	—	—	—	—	613
Proceeds from exercised options	151,774	—	181	—	—	—	—	181
Warrants exercised	394,685	1	1,281	—	—	—	—	1,282
Other comprehensive loss— foreign currency translation adjustment	—	—	—	—	(1,337)	—	—	(1,337)	(1,337)

Comprehensive loss									$(2,084)

Balance, December 31, 2005	22,613,314	$23	$58,736	$(29,824)	$1,084	86,300	$(85)	$29,934
Net loss	—	—	—	(14,530)	—	—	—	(14,530)	$(14,530)
Stock-based compensation expense	—	—	899	—	—	—	—	899
Employee stock purchase plan	54,431	—	52	—	—	—	—	52
Proceeds from exercised options	27,875	—	16	—	—	—	—	16
Issuance of common stock	5,000,000	5	4,839	—	—	—	—	4,844
Shares issued for eCOST acquisition	18,858,132	19	26,760	—	—	—	—	26,779
Other comprehensive income— foreign currency translation adjustment	—	—	—	—	846	—	—	846	846

Comprehensive loss									$(13,684)

Balance, December 31, 2006	46,553,752	$47	$91,302	$(44,354)	$1,930	86,300	$(85)	$48,840
Net loss	—	—	—	(1,384)	—	—	—	(1,384)	$(1,384)
Stock-based compensation expense	—	—	764	—	—	—	—	764
Employee stock purchase plan	18,105	—	18	—	—	—	—	18
Proceeds from exercised options	2,332	—	—	—	—	—	—	—
Other comprehensive income— foreign currency translation adjustment	—	—	—	—	604	—	—	604	604

Comprehensive loss									$(780)

Balance, December 31, 2007	46,574,189	$47	$92,084	$(45,738)	$2,534	86,300	$(85)	$48,842

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
(In thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,384)	$(14,530)	$(747)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,180	7,476	6,112
Goodwill impairment	—	3,507	—
Loss on disposition of assets	—	144	—
Provision for doubtful accounts	254	960	25
Provision for excess and obsolete inventory	665	1,495	—
Deferred income taxes	84	(148)	(8)
Stock-based compensation expense	764	899	16
Changes in operating assets and liabilities:
Restricted cash	(299)	845	—
Accounts receivables	2,104	1,673	(4,490)
Inventories, net	2,261	2,856	(825)
Prepaid expenses, other receivables and other assets	2,137	(66)	(1,837)
Accounts payable, accrued expenses and other liabilities	(9,367)	(2,627)	2,510

Net cash provided by operating activities	5,399	2,484	756

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,862)	(3,978)	(3,918)
Payment for purchase of eCOST, net of cash acquired	—	(1,299)	—
Decrease in restricted cash	145	893	1,143

Net cash used in investing activities	(3,717)	(4,384)	(2,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	19	4,912	2,076
Decrease (increase) in restricted cash	785	(1,109)	50
Payments on capital lease obligations	(2,225)	(1,504)	(1,199)
Proceeds from (payments on) from debt, net	(1,669)	1,028	1,188

Net cash provided by (used in) financing activities	(3,090)	3,328	2,115

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	614	(45)	(5)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(794)	1,383	91

CASH AND CASH EQUIVALENTS, beginning of period	15,066	13,683	13,592

CASH AND CASH EQUIVALENTS, end of period	$14,272	$15,066	$13,683

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under capital leases	$3,016	$2,304	$1,125

Shares issued to acquire eCOST	$—	$26,778	$—

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
Supplies Distributors Overview
     Supplies Distributors, PFSweb and International Business Machines Corporation (“IBM”) had master distributor agreements pursuant to which Supplies Distributors served as a master distributor of various products, primarily IBM product. In June 2007, IBM and Ricoh created a joint venture company, InfoPrint Solutions (“IPS”), which succeeded the business of IBM’s Printing Systems Division. Ricoh owns 51% of IPS and has stated its intentions to progressively acquire the remaining 49% over the next 3 years. As the result of the formation of IPS, IBM assigned the Supplies Distributors master distributor agreements to IPS.
     Supplies Distributors has obtained certain financing (see Notes 3 and 4) that allows it to fund the working capital requirements for the sale of primarily IPS products. Pursuant to transaction management services agreements between PFSweb and Supplies Distributors, PFSweb provides various services to Supplies Distributors, such as managed web hosting and maintenance, procurement support, web-enabled customer contact center services, customer relationship management, financial services, including billing and collection services, information management and international distribution services. Supplies Distributors does not have its own sales force and relies upon a third party for sales force and product demand generation services. Supplies Distributors sells its products in the United States, Canada and Europe.
     All of the agreements between PFSweb and Supplies Distributors were made in the context of a related party relationship and were negotiated in the overall context of PFSweb’s and Supplies Distributors’ arrangements with IBM and IPS. Although management generally believes that the terms of these agreements are consistent with market values, there can be no assurance that the prices charged to or by each company under these arrangements are not higher or lower than the prices that may be charged by, or to, unaffiliated third parties for similar services.
eCOST Overview
     eCOST is a multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise, selling products primarily to customers in the United States. eCOST offers products in several merchandise categories, including computer hardware and software, home electronics, digital imaging, watches and jewelry, housewares, DVD movies, video games and cellular/wireless. eCOST carries products from leading manufacturers such as Sony, JVC, Canon, Hewlett-Packard, Denon, Onkyo, Garmin, Panasonic, Toshiba and Microsoft.
     The Company’s liquidity has been negatively impacted as a result of the merger with eCOST. During 2007 and 2006 eCOST experienced a net usage of cash primarily due to losses incurred. As a result, the Company has had to support eCOST’s cash needs with the goal of achieving a stabilized operational position and profitable performance. The amount of further cash needed to support eCOST operations will depend upon the working capital requirements,

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
bank financing available as well as eCOST’s ability to improve its financial results. Further advances to eCOST may be limited by the Company’s current cash and future cash flow and may be restricted by the Company’s credit facility obligations.
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
     Management currently believes eCOST will meet the Company’s expectations related to improved overall profitability. The Company has reported improvement in eCOST’s financial results during 2007 and expects continued improvement as a result of efforts to increase sales, improve product mix and control operating costs, although there can be no assurances that these future improvements will be achieved. If eCOST does not meet these expectations, the Company anticipates that it would be able to terminate or sublease eCOST’s facility leases, liquidate remaining inventory through the eCOST website and reduce certain personnel related costs as needed so as to minimize any material impact upon the Company’s other segments.
Acquisition of eCOST
     Effective February 1, 2006, a wholly-owned subsidiary of PFSweb merged with and into eCOST, with eCOST surviving the merger as a wholly-owned subsidiary of PFSweb. Each of the 18,858,132 issued and outstanding shares of common stock of eCOST were converted into one share of common stock of the Company. In conjunction with the merger, the Company assumed 36,210 warrants previously issued to a former eCOST warrant-holder with an exercise price of $2.00 per share, subject to the terms set forth therein. As a result of the merger, effective February 1, 2006, the Company began consolidating 100% of eCOST’s financial position and results of operations into the Company’s consolidated financial statements. The following table presents selected pro forma information, for comparative purposes, assuming the acquisition had occurred on January 1 for the periods presented (unaudited) (in thousands, except per share data):

	Year Ended
	2006	2005
Net revenues	$436,187	$506,448
Net loss	(16,120)	(14,452)
Basic and diluted loss per share	(0.38)	(0.35)
     Pro forma adjustments have been made to reflect the amortization expense relating to acquired intangibles, such as trademark name and customer relationships and the reversal of the income tax expense recognized by eCOST in the year ended December 31, 2005.
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

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Cash and restricted cash	$1,053
Accounts receivable, net	5,723
Inventories	6,893
Identifiable intangibles	7,380
Property and equipment	479
Other assets	323

Total identifiable assets acquired	21,851

Trade accounts payable	8,248
Accrued expenses	3,560
Other liabilities	834

Total liabilities assumed	12,642

Net identifiable assets acquired	9,209
Estimated purchase price	28,078

Goodwill acquired	$18,869

     Purchase price for eCOST is as follows (in thousands):

Number of shares of common stock issued	18,858
Multiplied by the Company’s stock price	$1.42

Share consideration	$26,778
Transaction costs	1,300

Purchase price	$28,078

     The above purchase price has been allocated based on estimates of the fair values of assets acquired and liabilities assumed.
     The Company acquired eCOST because of the strategic benefits expected to result from combining eCOST’s e-commerce platform with PFSweb’s advanced technology and operational infrastructure thereby providing the combined company with the enhanced ability to expand its market share in the fast growing web commerce market.  Such benefits are the primary factors that contributed to a purchase price that resulted in the recognition of goodwill.
     The excess of the purchase price over the fair value of the net identifiable assets acquired and liabilities assumed was allocated to goodwill and is included in the eCOST reportable segment. Total goodwill of $18.9 million, none of which is deductible for tax purposes, is not being amortized but is subject to an impairment test each year, using a fair-value-based approach pursuant to SFAS No. 142. The Company is amortizing the identifiable intangible assets acquired on a straight-line basis over their estimated remaining useful lives.
     There are no residual values for any of the intangible assets subject to amortization acquired during the eCOST acquisition. Definite lived intangible assets acquired in the eCOST acquisition consist of (in thousands):

		December 31, 2007		December 31, 2006		Estimated
	Fair Value at	Accumulated	Net Carrying	Accumulated	Net Carrying	Useful Life
	Acquisition	Amortization	Value	Amortization	Value	from Acquisition
Trademark name	$4,635	$(888)	$3,747	$(425)	$4,210	10 years
Customer relationships	2,745	(668)	2,077	(324)	2,421	8 years

Total definite lived intangible assets	$7,380	$(1,556)	$5,824	$(749)	$6,631

     Amortization expense for intangible assets is estimated to be approximately $0.8 million annually for each year through the period ending December 31, 2012.
     During the Company’s 2006 annual analysis of the carrying value of goodwill, pursuant to Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, the Company determined that the

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
carrying value of goodwill exceeded the fair value, which resulted in a $3.5 million non-cash write-off of goodwill during 2006.
     The Company determined fair value using a combination of the discounted cash flow, market multiple and market capitalization valuation methods.
     The Company incurred costs for operational integration and IT systems conversion activities related to the acquisition of $0.2 million and $1.5 million in the years ended December 31, 2007 and 2006, respectively.  The Company incurred no such expenses prior to the acquisition.
2. Significant Accounting Policies
Principles of Consolidation
     All intercompany accounts and transactions have been eliminated in consolidation.
Investment in Affiliates
     Priority Fulfillment Services, Inc. (“PFS”), a wholly-owned subsidiary of PFSweb, has loaned Supplies Distributors monies in the form of a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Subordinated Note cannot be increased to more than $6.5 million or decreased to lower than $5.5 million without prior approval of the Company’s lenders (see Notes 3 and 4). As of December 31, 2007 and 2006, the outstanding balance of the Subordinated Note, which is eliminated upon the consolidation of Supplies Distributors’ financial position, was $6.0 million and $6.5 million, respectively.
     PFS has also loaned eCOST monies under certain terms of the Company’s debt facilities, which requires outstanding balances of the eCOST loan not to be less than $2.0 million without prior approval of eCOST’s lender. The outstanding loan balance owed to PFS is $7.9 million as of December 31, 2007. The Company has lender approval to advance an additional $3.3 million, with certain restrictions, to certain of its subsidiaries, including eCOST. PFSweb has also loaned eCOST $4.7 million as of December 31, 2007.
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
     Freight costs billed to customers are reflected as components of product revenue. Freight costs incurred are recorded as a component of cost of goods sold.
     Under the master distributor agreements (see Note 6), Supplies Distributors bills IPS for reimbursements of certain expenses, including: pass through customer marketing programs, including rebates and coop funds; certain

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
freight costs; direct costs incurred in passing on any price decreases offered by IPS to Supplies Distributors or its customers to cover price protection and certain special bids; the cost of products provided to replace defective product returned by customers; and certain other expenses as defined. Supplies Distributors records a receivable for these reimbursable amounts as they are incurred with a corresponding reduction in either inventory or cost of product revenue. Supplies Distributors also reflects pass through customer marketing programs as a reduction of product revenue and cost of product revenue.
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
     The Company’s service fee revenue primarily relates to its (1) distribution services, (2) order management/customer care services and (3) the reimbursement of out-of-pocket and third-party expenses. The Company typically charges its service fee revenue on a cost-plus basis, a percent of shipped revenue basis or a per transaction basis, such as a per item basis for fulfillment services or a per minute basis for web-enabled customer contact center services. Additional fees are billed for other services.
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
     The Company recognizes revenue and records trade accounts receivables, pursuant to the methods described above, when collectability is reasonably assured. Collectability is evaluated in the aggregate and on an individual customer basis taking into consideration payment due date, historical payment trends, current financial position, results of independent credit evaluations and payment terms.

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

	December 31,	December 31,
	2007	2006
Deferred implementation revenues
Current	$772	$2,046
Non-current	516	832

	$1,288	$2,878

Deferred implementation costs
Current	$388	$1,077
Non-current	298	271

	$686	$1,348

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

	December 31,	December 31,	December 31,
	2007	2006	2005
Product Revenue (as a percentage of Product Revenue):
Customer 1	10%	11%	14%
Customer 2	9%	9%	12%
Customer 3	6%	8%	11%

Service Fee Revenue (as a percentage of Service Fee Revenue):
Client 1	27%	23%	27%
Client 2	11%	12%	12%
Client 3	12%	19%	16%

Consolidated Revenue:
Customer/Client 1	8%	9%	10%

Accounts Receivable:
Customer/Client 1	10%	13%	12%
     PFSweb has provided certain collateralized guarantees of its subsidiaries’ financings and credit arrangements. These subsidiaries’ ability to obtain financing on similar terms would be significantly impacted without these guarantees.
     The Company has multiple arrangements with IBM and IPS and is dependent upon the continuation of such arrangements. Substantially all of the Supplies Distributors’ revenue is generated by its sale of product purchased

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
from IPS. These arrangements, which are critical to the Company’s ongoing operations, include Supplies Distributors’ master distributor agreements, certain of Supplies Distributors’ working capital financing agreements, product sales to IPS business units, and a term master lease agreement. Supplies Distributors also relies upon outsourced sales force and product demand generation services and the termination of such services would have a material impact upon Supplies Distributors’ business.
     eCOST’s arrangements with its vendors are terminable by either party at will. Loss of any vendors could have a material adverse effect on its financial position, results of operations and cash flows. Sales of HP and HP-related products represented 49% of eCOST’s net revenues in 2007 (11% of consolidated net revenues). Sales of these products were 33% of eCOST’s net revenues in 2006 (7% of consolidated net revenues).
Cash and Cash Equivalents
     Cash equivalents are defined as short-term highly liquid investments with original maturities, when acquired, of three months or less.
Restricted Cash
     Restricted cash includes the following items (in thousands):

	December 31,	December 31,
	2007	2006
Letters of credit security	$—	$150
Customer remittances	1,971	2,457
Bond financing	50	46

Total restricted cash	$2,021	$2,653

     In conjunction with certain of its financing agreements, Supplies Distributors has granted to its lenders a security interest in certain customer remittances received in specified bank accounts (see Note 4). At December 31, 2007 and 2006, these bank accounts held $1.5 million and $2.2 million, respectively, which was restricted and can only be used to reduce the outstanding debt.
     In conjunction with certain of its financing agreements, eCOST has granted to its lender a security interest in certain customer remittances received in specified bank accounts (see Note 4). At December 31, 2007 and 2006 these bank accounts held $0.5 million and $0.2 million, respectively, which was restricted and can only be used to reduce the outstanding debt.
Other Receivables and Liabilities
     Other receivables include $10.0 million and $10.6 million as of December 31, 2007 and 2006, respectively, primarily for amounts due from IBM and IPS for costs incurred by the Company under the master distributor agreements (see Note 6).
Inventories
     Inventories (all of which are finished goods) are stated at the lower of weighted average cost or market. The Company establishes inventory reserves based upon estimates of declines in values due to inventories that are slow moving or obsolete, excess levels of inventory or values assessed at lower than cost.
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

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
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
Property and Equipment
     The components of property and equipment as of December 31, 2007 and 2006 are as follows (in thousands):

	December 31,	December 31,
	2007	2006	Depreciable Life
Furniture and fixtures	$22,510	$19,668	2-10 years
Purchased and capitalized software costs	14,595	12,276	3-7 years
Computer equipment	10,442	10,050	3 years
Leasehold improvements	7,779	6,501	3-5 years
Other	101	354	3-5 years

	55,427	48,849

Less-accumulated depreciation and Amortization	(43,509)	(35,965)

Property and equipment, net	$11,918	$12,884

     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the shorter of the useful life of the related asset or the remaining lease term.
     The Company’s property held under capital leases amount to approximately $4.6 million and $3.7 million, net of accumulated amortization of approximately $10.5 million and $10.0 million, at December 31, 2007 and 2006, respectively.
Long-Lived Assets
     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company reviews goodwill for an impairment at least annually. Long-lived assets include property, intangible assets, goodwill and certain other assets. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined using appraisals, discounted cash flow analysis or similar valuation techniques. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. We record impairment losses in the period in which we determine that the carrying amount is not recoverable. This may require us to make judgments regarding long-term forecasts of our future revenues and costs related to the assets subject to review.
Foreign Currency Translation and Transactions
     For the Company’s Canadian and European operations, the local currency is the functional currency. All assets and liabilities are translated at exchange rates in effect at the end of the period, and income and expense items are translated at the average exchange rates for the period.
     The Company includes currency gains and losses on short-term intercompany advances in the determination of net income and loss. Currency gains and losses, including transaction gains and losses and those on short-term intercompany advances, included in net loss were a net gain of approximately $1.0 million, net gain of

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
approximately $0.3 million and a net loss of $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company reports gains and losses on intercompany foreign currency transactions that are of a long-term investment nature as a separate component of shareholders’ equity.
Stock-Based Compensation
     On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“FAS 123R”). Prior to January 1, 2006, the Company accounted for share-based employee compensation plans using the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations. In accordance with APB 25 no compensation was required to be recognized for options granted to employees that had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.
     The following table shows the pro forma effect on the Company’s net loss and loss per share as if compensation cost had been recognized for stock-based employee compensation plans based on their fair value at the date of the grant. The pro forma effect of stock-based employee compensation plans on the Company’s net loss for the year prior to the Company’s adoption of FAS 123R may not be representative of the pro forma effect for future years due to the impact of vesting and potential future awards.

Year Ended
December 31,
2005
(In thousands, except
per share amounts)
Net loss as reported	$(747)
Deduct: Stock-based non-employee compensation expense included in reported net loss	16
Add: total stock-based employee and non-employee compensation expense determined under fair value based method	(1,002)

Pro forma net loss, applicable to common stock for basic and diluted computations	$(1,733)

Loss per common share – as reported
Basic and diluted	$(0.03)

Loss per common share – pro forma
Basic and diluted	$(0.08)

Impact of Recently Issued Accounting Standards
     In 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements and the measure of tax benefits recognized. There was no impact of the Company’s January 1, 2007 adoption of the provisions of FIN 48. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
     For federal income tax purposes, tax years that remain subject to examination include years 2003 through 2007. However, the utilization of net operating loss (“NOL”) carryforwards that arose prior to 2003 remain subject to examination through the years such carryforwards are utilized. For Europe, tax years that remain subject to examination include years 2004 to 2007. However, the utilization of NOL carryforwards that arose prior to 2004 remain subject to examination through the years such carryforwards are utilized. For Canada, tax years that remain subject to examination include years 1999 to 2007, depending on the subsidiary. For state income tax purposes, the tax years that remain subject to examination include years 2002 to 2007, depending upon the jurisdiction in which the Company files tax returns.
     In December 2007, the FASB issued Statement No. 141R, Business Combinations, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. Statement No. 141R

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
modified the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. Statement No. 160 establishes new accounting and reporting standards for noncontrolling interests in subsidiaries. The Company will be required to apply the provisions of the new standards in the first quarter of 2009. The impact of this statement on our financial statements is expected to be insignificant.
     In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This new standard will allow companies to elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings in each reporting period. The Company will adopt this new standard in the first quarter of 2008 and expects the impact on its financial statements to be insignificant.
     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This new standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Company will adopt this new standard in the first quarter of 2008 and expects the impact on its financial statements to be insignificant.
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
Net Loss Per Common Share
     Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Stock options not included in the calculation of diluted net loss per share for the years ended December 31, 2007, 2006 and 2005, were 6.1 million, 5.9 million, and 5.4 million, respectively, as the effect would be anti-dilutive. Warrants not included in the calculation of diluted net loss per share for the years ended December 31, 2007, 2006 and 2005, were 0.6 million, 0.6 million and 0.4 million, respectively, as the effect would be anti-dilutive.

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
Cash Paid During Year
     The Company made payments for interest of approximately $2.6 million, $2.8 million and $2.4 million and income taxes of approximately $1.5 million, $0.5 million and $0.7 million during the years ended December 31, 2007, 2006, and 2005, respectively (see Notes 3, 4 and 8).
Advertising Costs
     Advertising expenses for eCOST, including those for catalog, internet and other methods, were $1.1 million and $2.7 million for the years end December 31, 2007 and 2006, respectively and are included in selling, general and administrative expenses. There were no such expenses to the Company prior to the acquisition of eCOST.
Reclassifications
     Certain prior year data have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income (loss) or shareholders’ equity.
3. Vendor Financing
     Outstanding obligations under vendor financing arrangements consist of the following (in thousands):

	December 31,	December 31,
	2007	2006
Inventory and working capital financing agreements:
United States	$23,667	$28,037
Europe	13,340	12,713

Total	$37,007	$40,750

Inventory and Working Capital Financing Agreement, United States
     Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of IPS products in the United States, providing financing for eligible IPS inventory and for certain other receivables up to $30.5 million through its expiration in March 2008. As of December 31, 2007, Supplies Distributors had $1.6 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $6.0 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (7.75% and 8.75% as of December 31, 2007 and 2006, respectively). The facility also includes a monthly service fee.
     On March 27, 2008, Supplies Distributors entered into an amended credit facility with IBM Credit LLC, which extends the termination date through March 2009 and reduces the minimum Subordinated Note balance to $5.5 million. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.
Inventory and Working Capital Financing Agreement, Europe
     Supplies Distributors’ European subsidiaries have a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance their distribution of IPS products in Europe. The asset based credit facility with IBM Belgium provides up to 12.5 million Euros (approximately $18.4 million at December 31, 2007) in financing for purchasing IPS inventory and for certain other receivables through its expiration in March 2008. As

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
of December 31, 2007, Supplies Distributors’ European subsidiaries had 2.1 million Euros (approximately $3.1 million at December 31, 2007) of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors and its European subsidiaries to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors’ European subsidiaries, as well as collateralized guaranties of Supplies Distributors and PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $6.0 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at Euribor plus 1.5% as of December 31, 2007 and 2006 (5.8% and 5.1% as of December 31, 2007 and 2006, respectively). Supplies Distributors’ European subsidiaries pay a monthly service fee on the commitment.
     On March 27, 2008, Supplies Distributors’ European subsidiaries entered into an amended credit facility with IBM Belgium, which increases the facility from 12.5 million Euros to 16.0 million Euros (approximately $23.6 million at December 31, 2007), extends the termination date through March 2009 and reduces the minimum Subordinated Note balance to $5.5 million. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.
4. Debt and Capital Lease Obligations:
     Outstanding obligations under debt and capital lease obligations consist of the following (in thousands):

	December 31,	December 31,
	2007	2006
Loan and security agreements, United States:
Supplies Distributors	$10,353	$12,102
PFSweb	7,225	6,985
Credit facility — eCOST	—	—
Factoring agreement, Europe	1,212	1,039
Taxable revenue bonds	4,000	4,500
Master lease agreements	5,033	4,742
Other	793	510

Total	28,616	29,878
Less current portion of long-term debt	22,238	23,802

Long-term debt, less current portion	$6,378	$6,076

Loan and Security Agreement – Supplies Distributors
     Supplies Distributors has a loan and security agreement with Wachovia Bank, N.A. (“Wachovia”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of December 31, 2007, Supplies Distributors had $2.0 million of available credit under this agreement. The Wachovia facility expires on the earlier of March 29, 2009 or the date on which the parties to the IPS master distributor agreement (see Note 6) no longer operate under the terms of such agreement and/or IPS no longer supplies products pursuant to such agreement. Borrowings under the Wachovia facility accrue interest at prime rate or Eurodollar rate plus 1.75% to 2.25%, dependent on excess availability, as defined. The interest rate as of December 31, 2007 was 7.25% for $6.4 million of outstanding borrowings and 7.2% for $4.0 million of outstanding borrowings. This agreement contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $5.5 million and restricted cash of less than $5.0 million, and is restricted with regard to transactions

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks and Wachovia pursuant to which a security interest was granted to Wachovia for all U.S. and Canadian customer remittances received in specified bank accounts. At December 31, 2007 and December 31, 2006, these bank accounts held $1.4 million and $2.2 million, respectively, which was restricted for payment to Wachovia.
Loan and Security Agreement – PFSweb
     PFS has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”). The Comerica Agreement provides for up to $10.0 million of eligible accounts receivable financing (“Working Capital Advances”) through April 2008 and $2.5 million of equipment financing (“Equipment Advances”) through June 15, 2008. Outstanding Working Capital Advances, $7.2 million as of December 31, 2007, accrue interest at prime rate plus 1% (8.25% as of December 31, 2007). Outstanding Equipment Advances, ($0 million as of December 31, 2007) accrue interest at prime rate plus 1.5% (8.75% as of December 31, 2007). As of December 31, 2007, PFS had $2.6 million of available credit under the Working Capital Advance portion of this facility and no funds available under the Equipment Advance portion of this facility. In January 2008, the Company repaid the $7.2 million of Working Capital Advances outstanding as of December 31, 2007. The Comerica Agreement contains cross default provisions, various restrictions upon PFS’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the subordinated note receivable from Supplies Distributors to a maximum of $8 million. Comerica has provided approval for PFS to advance $8.5 million in cash to fund the cash flow requirements of eCOST. As of December 31, 2007, PFS has advanced $7.9 million to eCOST. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb, Inc.
     On March 28, 2008, PFS entered into an amended agreement with Comerica, which extends the termination date through March 2009, reduces the maximum amount of the subordinated note receivable from Supplies Distributors to $6.5 million and provides the approval for PFS to advance an additional $3.3 million to certain of its subsidiaries, including eCOST, with certain restrictions, if needed.
Credit Facility – eCOST
     eCOST has an asset-based line of credit facility that provides for borrowings of up to $7.5 million from Wachovia, through May 2009, which is collateralized by substantially all of eCOST’s assets. Borrowings under the facility are limited to a percentage of eligible accounts receivable and inventory. Outstanding amounts under the facility bear interest at rates ranging from the prime rate to the prime rate plus 0.5% (7.75% as of December 31, 2007), depending on eCOST’s financial results. As of December 31, 2007, eCOST had $2.1 million of letters of credit outstanding and $1.1 million of available credit under this facility. In connection with the line of credit, eCOST entered into a cash management arrangement whereby eCOST’s operating amounts are swept and used to repay outstanding amounts under the line of credit. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, and requires a minimum tangible net worth of $0, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.
Factoring Agreement
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million Euros (approximately $11.0 million at December 31, 2007) of eligible accounts receivables through March 2009. As of December 31, 2007, Supplies Distributors’ European subsidiary had approximately 2.1 million Euros ($3.1 million) of available credit under this agreement. Borrowings accrue interest at Euribor plus 0.6% (4.9% at December 31, 2007). This agreement contains various restrictions

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
upon the ability of Supplies Distributors’ European subsidiary to, among other things, merge, consolidate and incur indebtedness, as well as financial covenants, such as minimum net worth. This agreement is secured by a guarantee of Supplies Distributors, up to a maximum of 200,000 Euros.
Taxable Revenue Bonds
     PFSweb has a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of $5 million MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned the proceeds of the Bonds to PFSweb for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in the Company’s Southaven, Mississippi distribution facility. The Bonds bear interest at a variable rate (5.1% as of December 31, 2007), as determined by Comerica Securities, as Remarketing Agent. PFSweb, at its option, may convert the Bonds to a fixed rate, to be determined by the Remarketing Agent at the time of conversion.
     The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) in the initial face amount of $5.1 million issued by Comerica pursuant to a Reimbursement Agreement between PFSweb and Comerica under which PFSweb is obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has a maturity date of April 2009 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof. If the Letter of Credit is renewed or replaced, the Bonds require future principal repayments of $800,000 in each of January 2009 through 2012. The amount outstanding on the Bonds as of December 31, 2007 is $4.0 million. Our obligations under the Reimbursement Agreement are secured by substantially all of the assets of our PFS subsidiary and a Company parent guarantee.
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
Master Lease Agreements
     The Company has a Term Lease Master Agreement with IBM Credit (“Master Lease Agreement”) that provides for leasing or financing transactions of equipment and other assets, which generally have terms of three years. The outstanding leasing transactions ($0.9 million and $1.0 million as of December 31, 2007 and 2006, respectively) are secured by the related equipment (see Note 2).
     The Company has two master agreements with financing companies that provide for leasing or financing transactions of certain equipment. The amounts outstanding under these agreements as of December 31, 2007 and 2006 were $1.8 million and $2.1 million, respectively, and are secured by the related equipment.
     The Company has other leasing and financing agreements and will continue to enter into those arrangements as needed to finance the purchasing or leasing of certain equipment or other assets. Borrowings under these agreements are generally secured by the related equipment.

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
Debt and Capital Lease Maturities
     The Company’s aggregate maturities of debt subsequent to December 31, 2007 are as follows (in thousands):

Fiscal year ended December 31,
2008	$20,480
2009	1,027
2010	914
2011	893
2012	828
Thereafter	—

Total	$24,142

     The following is a schedule of the Company’s future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 2007 (in thousands):

Fiscal year ended December 31,
2008	$2,087
2009	1,751
2010	851
2011	290
Thereafter	92

Total minimum lease payments	$5,071
Less amount representing interest at rates ranging from 7.25% to 12.4%	(597)

Present value of net minimum lease payments	4,474
Less: Current portion	(1,758)

Long-term capital lease obligations	$2,716

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
Employee Stock Purchase Plan
     The Company offers the PFSweb Employee Stock Purchase Plan (the “Stock Purchase Plan”) that is qualified under Section 423 of the Internal Revenue Code of 1986, to provide employees of the Company an opportunity to acquire a proprietary interest in the Company. The Stock Purchase Plan permits each U.S. employee who has completed 90 days of service to elect to participate in the plan. Eligible employees may elect to contribute with after-tax dollars up to a maximum annual contribution of $25,000. The Stock Purchase Plan originally provided for acquisition of the Company’s common stock at a 15% discount to the lower of the beginning or end of a calendar quarter’s market value. In 2005, the Company’s shareholders approved amendments to the Purchase Plan and effective January 1, 2006, reduced the acquisition price discount to 5% of the market value on the date of purchase. The Company has reserved 4 million shares of its common stock under the Stock Purchase Plan. During the years ended December 31, 2007, 2006 and 2005, the Company issued 18,105, 54,431 and 401,270 shares under the Stock Purchase Plan, respectively. As of December 31, 2007, there were 2,153,384 shares available for further issuance under the Stock Purchase Plan.

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
Private Placement Transactions
     In 2003, the Company entered into a Securities Purchase Agreement with certain institutional investors in a private placement transaction pursuant to which the Company issued and sold its common stock, par value $.001 per share (the “Common Stock”). In addition to the Common Stock, the investors received one-year warrants to purchase an aggregate 525,692 shares of Common Stock at an exercise price of $3.25 per share and four-year warrants to purchase an aggregate of 395,486 shares of Common Stock at an exercise price of $3.30 per share. In January 2005, 394,685 of the one-year warrants were exercised prior to their expiration, generating net proceeds to the Company of $1.3 million, and 131,277 of the one-year warrants expired unexercised. As a result of the merger with eCOST and the private placement transaction in June 2006, the four-year warrants were adjusted such that there were 564,980 warrants outstanding with an exercise price of $2.31 per share as of December 31, 2007. These four-year warrants expired, unexercised in January 2008.
     In June 2006, the Company entered into a Purchase Agreement and Registration Rights Agreement with certain institutional investors in a private placement transaction pursuant to which the Company issued and sold an aggregate of 5,000,000 shares of its common stock, par value $.001 per share, at $1.00 per share, resulting in gross proceeds of $5.0 million. After deducting expenses, the net proceeds were approximately $4.8 million. The Company has advanced $4.7 million of these proceeds to eCOST as of December 31, 2007.
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
     The Company adopted FAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized during the years ended December 31, 2007 and 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award. Results for prior periods have not been restated.
     As a result of adoption FAS 123R, stock-based compensation charged against income was $0.8 million and $0.9 million for the years ended December 31, 2007 and 2006. As of December 31, 2007, there was $0.6 million of total unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 1.2 years. Prior to the adoption of FAS 123R, the Company recorded stock-based compensation expense of $16,000 in the year ended December 31, 2005, in connection with stock options to purchase an aggregate of 11,000 shares issued to non-employees.
     As of December 31, 2007, the Company had the following share-based compensation plans:
PFSweb Plan Options
     The Company has an Employee Stock and Incentive Plan and an Outside Director Stock Option and Retainer Plan under which an aggregate of 8,500,000 shares of common stock were originally authorized for issuance (the “Stock Options Plans”) and an outstanding stock option agreement under which 35,000 shares were originally authorized for issuance. The Stock Option Plans provide for the granting of incentive awards in the form of stock options to directors, executive management, key employees, and outside consultants of the Company. The rights to

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
purchase shares under the employee stock option agreements typically vest over a three-year period, one-twelfth each quarter. Stock options must be exercised within 10 years from the date of grant. Stock options are generally issued such that the exercise price is equal to the market value of the Company’s common stock at the date of grant.
     As of December 31, 2007, there were 2,484,947 shares available for future grants under the Stock Option Plans.
     The following table summarizes stock option activity under the Stock Option Plans:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
			Exercise	Contractual	Intrinsic
	Shares	Price Per Share_	Price	Life	Value
Outstanding, December 31, 2006	5,467,448	$0.39—$16.00	$1.30
Granted	612,000	$0.94—$1.04	$0.94
Exercised	—	—	—
Canceled	(398,750)	$0.80—$5.78	$1.44

Outstanding, December 31, 2007	5,680,698	$0.39—$16.00	$1.25

Exercisable, December 31, 2007	4,943,609	$0.39—$16.00	$1.25	4.9	$1,396,033

Exercisable and expected to vest, December 31, 2007	5,560,475	$0.39—$16.00	$1.41	4.7	$1,518,434

     The weighted average fair value per share of options granted during the years ended December 31, 2007, 2006 and 2005 was $0.71, $1.13 and $2.07, respectively. The total intrinsic value of options exercised under the Stock Option Plans was $0.02 million and $0.2 million during the years ended December 31, 2006 and 2005, respectively.
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
     The following table summarizes stock option activity under the Non-plan Options:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
			Exercise	Contractual	Intrinsic
	Shares	Price Per Share	Price	Life	Value
Outstanding, December 31, 2006	433,030	$0.91—$10.58	$0.95
Granted	—	$—	$—
Exercised	—	$—	$—
Canceled	(3,811)	$0.91—$5.78	$1.95

Outstanding, December 31, 2007	429,019	$0.91—$10.58	$0.94	3.9	$145,542

Exercisable, December 31, 2007	429,219	$0.91—$10.58	$0.94	3.9	$145,542

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
Fair Value
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants of options under the Stock Option Plans:

	Year Ended	Year Ended	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Expected dividend yield	—	—	—
Expected stock price volatility	87% — 90%	91% — 103%	104% — 105%
Risk-free interest rate	4.4% — 5.0%	4.5% — 5.2%	3.6% — 4.6%
Expected life of options (years)	6	0.5-6	5-6
     The fair value of each share of common stock granted under the Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year Ended
December 31, 2005
Expected dividend yield	—
Expected stock price volatility	102% — 107%
Risk-free interest rate	2.3% — 4.0%
Expected life of options (months)	3
     The weighted average fair value per share of common stock granted under the Stock Purchase Plan granted during the year ended December 31, 2005 was $0.98.
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
6. Master Distributor Agreements
     Supplies Distributors, PFSweb and IPS have entered into master distributor agreements whereby Supplies Distributors acts as a master distributor of various IPS products and PFSweb provides transaction management and fulfillment services to Supplies Distributors. Under the master distributor agreements, IPS sells product to Supplies Distributors and reimburses Supplies Distributors for certain freight costs, direct costs incurred in passing on any price decreases offered by IPS to Supplies Distributors or its customers to cover price protection and certain special bids, the cost of products provided to replace defective product returned by customers and other certain expenses as defined. Supplies Distributors can return to IPS product rendered obsolete by IPS engineering changes after customer demand ends. IPS determines when a product is obsolete. IPS and Supplies Distributors also have agreements under which IPS reimburses or collects from Supplies Distributors amounts calculated in certain inventory cost adjustments.
     Supplies Distributors passes through to customers marketing programs specified by IPS and administers, along with a party performing product demand generation for the IPS products, such programs according to IPS guidelines.
7. Supplies Distributors
     Pursuant to a credit agreement, Supplies Distributors is restricted from making any distributions to PFSweb if,

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
after giving affect thereto, Supplies Distributors’ net worth would be less than $1.0 million. At December 31, 2007, Supplies Distributors’ net worth was $10.6 million. Supplies Distributors has received lender approval to pay $2.8 million of dividends in 2008 but, under the terms of its amended credit agreements, is restricted from paying further annual cash dividends without the prior approval of its lenders (see Notes 3 and 4). Supplies Distributors has paid dividends to PFSweb of $2.4 million, $3.9 million and $1.0 million in the years ended December 31, 2007, 2006 and 2005, respectively.
8. Income Taxes
     A reconciliation of the difference between the expected income tax expense at the U.S. federal statutory corporate tax rate of 34%, and the Company’s effective tax rate is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Income tax provision (benefit) computed at statutory rate	$(199)	$(4,548)	$86
Impact of foreign taxation	(3)	(17)	(16)
Foreign dividends received	494	850	—
Items not deductible for tax purposes	230	1,704	337
Change in valuation reserve	898	3,285	706
Other	(621)	(120)	(112)

Provision for income taxes	$799	$1,154	$1,001

     The consolidated income (loss) before income taxes, by domestic and foreign entities, is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Domestic	$(3,389)	$(15,035)	$(1,211)
Foreign	2,804	1,659	1,465

Total	$(585)	$(13,376)	$254

     Current and deferred income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Current
Domestic	$57	$105	$151
State	(70)	419	80
Foreign	728	778	778

Total current	715	1,302	1,009
Deferred
Domestic	—	—	—
State	21	(59)	—
Foreign	63	(89)	(8)

Total deferred	84	(148)	(8)

Total	$799	$1,154	$1,001

     The components of the deferred tax asset (liability) are as follows (in thousands):

	December 31,	December 31,
	2007	2006
Deferred tax assets:
Allowance for doubtful accounts	$551	$826
Inventory reserve	747	1,143
Property and equipment	1,773	1,800
Net operating loss carryforwards	21,220	19,704

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	December 31,	December 31,
	2007	2006
Other	1,123	1,282

	25,414	24,755
Less — Valuation reserve	22,848	21,950

Total deferred tax asset	2,566	2,805
Deferred tax liabilities:
Intangible assets	(1,980)	(2,254)
Other	(289)	(160)

Total deferred tax liabilities	(2,269)	(2,414)

Deferred tax assets, net	$297	$391

     Management believes that PFSweb has not established a sufficient history of earnings, on a stand-alone basis, to support the more likely than not realization of certain deferred tax assets in excess of existing taxable temporary differences. A valuation allowance has been provided for these net deferred income tax assets as of December 31, 2007 and 2006. At December 31, 2007, net operating loss carryforwards relate to taxable losses of PFSweb’s European subsidiary totaling approximately $11.2 million, PFSweb’s Canadian subsidiary totaling approximately $5.3 million and PFSweb’s U.S. subsidiaries totaling approximately $45.7 million that expire at various dates through 2023. The U.S. NOL carryforward includes $4.6 million relating to tax benefits of stock option exercises and, if utilized, will be recorded against additional paid-in-capital upon utilization rather than as an adjustment to income tax expense from continuing operations. The U.S. NOL also includes approximately $21.0 million of NOL acquired through the acquisition of eCOST in February 2006. This acquired NOL carryforward is subject to annual limits under IRS Section 382.
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

Operating
Lease
Payments
Fiscal year ended December 31,
2008	$8,458
2009	7,045
2010	5,638
2011	2,440
2012	675

Total	$24,256

     Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Total rental expense under operating leases approximated $10.3 million, $8.7 million and $7.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Certain landlord required deposits are secured by letters of credit.
     The Company receives municipal tax abatements in certain locations. During 2004 the Company received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements. In December 2006 the Company received notice that the municipal authority planned to make an adjustment to the Company’s tax abatement. The Company has disputed the adjustment, but if the dispute is not resolved favorably, additional taxes of approximately $1.7 million could be assessed against the Company.
     On May 9, 2005, a lawsuit was filed in the District Court of Collin County, Texas, by J. Gregg Pritchard, as Trustee of the D.I.C. Creditors Trust, naming the former directors of Daisytek International Corporation and the Company as defendants. Daisytek filed for bankruptcy in May 2003 and the Trust was created pursuant to Daisytek’s Plan of Liquidation. The complaint alleged, among other things, that the spin-off of the Company from Daisytek in December 1999 was a fraudulent conveyance and that Daisytek was damaged thereby in the amount of at least $38 million. On May 3, 2007, the Court granted the Company’s motions for summary judgment and all of

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
the claims against the Company were dismissed. In December 2007, the remaining parties to the litigation agreed to a settlement pursuant to which all of the remaining claims have been dismissed.
     On July 25, 2007 a purported class action lawsuit entitled Darral Frank and Joseph F. Keeley, Jr. v. PC Mall, Inc. dba eCOST.com and eCOST.com, Inc. was filed in the Superior Court of California, Los Angeles County. The purported class consists of all of current and former sales representatives who worked for the defendants in California from July 24, 2003 through July 24, 2007. The lawsuit alleges that the defendants failed to pay overtime compensation and interest thereon, failed to timely pay compensation to terminated employees and failed to provide meal and rest periods, all in violation of the California Labor Code and Business and Professions Code. The complaint seeks unpaid overtime, statutory penalties, interest, attorneys’ fees, punitive damages, restitution and injunctive relief. The Company intends to vigorously contest this action and does not believe the claims have any merit. The matter has been submitted to arbitration.
     In February 2008, eCOST and the Company were served with a Complaint For Civil Penalties and Injunctive Relief filed by Jamie Te’o in the Superior Court of California, Alameda County, alleging violation of California Proposition 65 arising from the sale by eCOST of certain computer components. The Company intends to vigorously contest this action and does not believe the claims have any merit. The Company may also seek indemnification for these claims from the manufacturers of these products.
     The Company is subject to claims in the ordinary course of business, including claims of alleged infringement by the Company or its subsidiaries of the patents, trademarks and other intellectual property rights of third parties. If the party asserting such claims commences litigation, the Company could be required to defend itself or its customers. Except as disclosed herein, the Company is not aware of any such litigation.
        .
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

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Revenues (in thousands):
PFSweb	$115,878	$98,946	$87,883
Supplies Distributors	235,357	244,979	252,902
eCOST	104,143	88,332	—
Eliminations	(8,576)	(9,004)	(9,128)

	$446,802	$423,253	$331,657

Income (loss) from operations (in thousands):
PFSweb	$(1,421)	$(2,730)	$(5,292)
Supplies Distributors	6,577	7,614	7,275
eCOST	(3,399)	(16,148)	—
Eliminations	—	—	—

	$1,757	$(11,264)	$1,983

Depreciation and amortization (in thousands):
PFSweb	$7,149	$6,420	$6,112
Supplies Distributors	19	11	—
eCOST	1,012	1,045	—
Eliminations	—	—	—

	$8,180	$7,476	$6,112

Capital expenditures (in thousands):
PFSweb	$3,529	$3,900	$3,918
Supplies Distributors	—	49	—
eCOST	333	29	—
Eliminations	—	—	—

	$3,862	$3,978	$3,918

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	December 31,	December 31,
	2007 __	2006 _ _
Assets (in thousands):
PFSweb	$102,950	$100,229
Supplies Distributors	79,446	85,249
eCOST	33,615	33,616
Eliminations	(57,838)	(54,473)

	$158,173	$164,621

     Geographic areas in which the Company operates include the United States, Europe (primarily Belgium), and Canada. The following is geographic information by area. Revenues are attributed based on the Company’s domicile.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Revenues (in thousands):
United States	$351,317	$334,118	$249,461
Europe	91,927	88,656	89,603
Canada	6,054	6,937	8,090
Inter-segment eliminations	(2,496)	(6,458)	(15,497)

	$446,802	$423,253	$331,657

	December 31,	December 31,
	2007_	2006
Long-lived assets (in thousands):
United States	$32,800	$34,041
Europe	1,160	1,643
Canada	55	57

	$34,015	$35,741

11. Employee Savings Plan
     The Company has a defined contribution employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all full-time and part-time U.S. employees are eligible to participate in the plan. The Company, at its discretion, may match employee contributions to the plan and also make an additional matching contribution in the form of profit sharing in recognition of the Company’s performance. During the years ended December 31, 2007, 2006 and 2005, the Company contributed approximately $0.1 million during each period to match 20% of employee contributions.
12. Quarterly Results of Operations (Unaudited)
     Unaudited quarterly results of operations for years ended December 31, 2007 and 2006 were as follows (amounts in thousands, except per share data):

	Year Ended December 31, 2007
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Total revenues	$104,407	$108,400	$111,995	$122,000
Total cost of revenues	94,423	96,509	100,120	108,980
Gross profit	9,984	11,891	11,875	13,020
Operating expenses	11,555	10,819	10,882	11,757
Income (loss) from operations	(1,571)	1,072	993	1,263
Net income (loss)	(2,361)	154	162	661
Basic and diluted net income (loss) per share	(0.05)	0.00	0.00	0.01

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year Ended December 31, 2006
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Total revenues	$110,668	$109,304	$94,284	$108,997
Total cost of revenues	100,247	99,297	84,871	99,162
Gross profit	10,421	10,007	9,413	9,835
Operating expenses	11,361	12,531	11,944	15,104
Loss from operations	(940)	(2,524)	(2,531)	(5,269)
Net loss	(1,587)	(3,184)	(3,309)	(6,450)
Basic and diluted net loss per share	(0.05)	(0.07)	(0.07)	(0.14)
     The seasonality of the Company’s business is dependent upon the seasonality of its clients’ business and their sale of products. Management believes that with the Company’s current client mix and their clients’ business volumes, the Company’s service fee revenue business activity is generally expected to be at its lowest in the quarter ended March 31 subject to transactional volumes of our clients. Supplies Distributors’ product revenue business activity is expected to be at its highest in the quarter ended December 31. eCOST’s business is moderately seasonal, reflecting the general pattern of peak sales for the retail industry during the holiday shopping season. Typically, a larger portion of eCOST’s revenues occur during the first and fourth quarters.
13. Subsequent Events
     On February 5, 2008, one of the Company’s distribution centers in Memphis, TN was partially damaged as a result of a tornado. The Company is in the process of assessing the extent of the damage, but the distribution center was operational within a few days. Based upon the terms of the Company’s merchandise, property and business interruption insurance and related deductibles, management does not believe that the ultimate resolution of this event will be material to the Company’s financial position.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9a. (T)    CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act (i) is recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed, under the supervision of our chief executive and chief financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
     We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. This evaluation was based on the framework in “Internal Control—Integrated

Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Based on our evaluation under the framework in Internal Control—Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was effective as of December 31, 2007.
     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Item 9b.   Other Information
     On March 28, 2008, the Company’s Compensation Committee adopted a 2008 management bonus plan pursuant to our 2005 Employee Stock and Incentive Plan. Under the terms of the bonus plan, cash bonuses, if any, will be awarded to the Chief Executive Officer and other executive officers, officers and senior management based on, and subject to, the achievement of a specified performance goal. The performance goal shall be for the Company to exceed, on a quarterly basis, the corresponding projected quarterly earnings before interest, taxes, depreciation and amortization (EBITDA) contained in the Company’s annual budget (or, in case of a budgeted operating loss, to reduce the operating loss below the budgeted operating loss).
     Subject to an aggregate annual maximum of $1,100,000, the maximum aggregate amount to be awarded for any quarter shall be equal to the sum of the following: (i) the amount of Excess EBITDA up to

$275,000, plus (ii) if the Excess EBITDA exceeds $275,000, the amount of such excess, up to the Cumulative Recapture Pool, plus (iii) if the amount of Excess EBITDA exceeds the amounts determined under the preceding clauses (i) and (ii), an amount equal to ten percent (10%) of such excess. “Excess EBITDA” means, for any quarter, the amount by which the EBITDA for such quarter exceeded the budgeted EBITDA for such quarter, and “Cumulative Recapture Pool” means, as of any date, (i) $275,000 for each completed Eligible Quarter prior to such date, minus (ii) the aggregate amount of awards issued under the 2008 Bonus Plan as of such date; and “Eligible Quarter” means a quarter in which the Company’s EBITDA was not less than 80% of the budgeted EBITDA.
     Following the end of each quarter, the Committee will grant cash bonuses in an aggregate amount to be determined by it, but not to exceed the above limitations, to the Chief Executive Officer and other executive officers, officers and senior management based on the Committee’s determination of the relative contribution of each such person.
     The Company recently renewed and amended its primary credit agreements. A description of such renewed and amended agreements is set forth in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.
PART III
Item 10. Directors and Executive Officers of the Registrant
     Reference is made to the information to be set forth in the section entitled “Board of Directors” and “Committees of the Board” in the definitive proxy statement in connection with our Annual Meeting of Shareholders (the “Proxy Statement”), which section is incorporated herein by reference. Our Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the last day of our fiscal year ended December 31, 2007.
Item 11. Executive Compensation
     Information required by Part III, Item 11, will be included in the section entitled “Executive Compensation” of our Proxy Statement relating to our annual meeting of shareholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
     Information required by Part III, Item 12, will be included in the Sections entitled “Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement relating to our annual meeting of shareholders and is incorporated herein by reference.
Item 13. Certain Relationship and Related Transactions
     Information regarding certain of our relationships and related transactions will be included in the section entitled “Certain Relationship and Related Transactions” of our Proxy Statement relating to our annual meeting of shareholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
     Information required by Part III, Item 14, will be included in the section entitled “Ratification of Appointment of Independent Auditors” of our Proxy Statement relating to our annual meeting of shareholders and is incorporated herein by reference.
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
     2. Exhibits

Exhibit
Number	Description of Exhibits
2.1 (19)	Agreement and Plan of Merger, dated as of November 29, 2005, by and among PFSweb, Inc., Red Dog Acquisition Corp and eCOST.com, Inc.

3.1 (1)	Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.1.1 (20)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.2 (1)	Amended and Restated Bylaws

3.2.1 (27)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.

4.1 (22)	Purchase Agreement dated as of June 1, 2006 between PFSweb, Inc. and the Purchasers named therein.

4.2 (22)	Registration Rights Agreement dated as of June 1, 2006 between PFSweb, Inc. and the Investors named therein.

10.1 (17)	PFSweb, Inc. 2005 Employee Stock and Incentive Plan.

10.1.1 (25)	PFSweb, Inc. 2007 Management Bonus Plan.

10.2 (17)	PFSweb, Inc. 2005 Employee Stock Purchase Plan.

10.3 (18)	Amendment 3 to Loan and Security Agreement.

10.4 (18)	Amendment 6 to Agreement for Inventory Financing.

10.5 (18)	Amendment 1 to First Amended and Restated Loan and Security Agreement.

10.6 (16)	Amendment 5 to Amended and Restated Platinum Plan Agreement.

10.7 (16)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

10.8 (16)	Amendment No. 5 to Agreement for Inventory Financing.

10.9 (1)	Industrial Lease Agreement between Shelby Drive Corporation and Priority Fulfillment Services, Inc.

10.10 (1)	Lease Contract between Transports Weerts and Priority Fulfillment Services Europe B.V.

10.11 (2)	Form of Change of Control Agreement between the Company and each of its executive officers

10.12 (4)	Ninth Amendment to Lease Agreement by and between AGBRI ATRIUM. L.P., and Priority Fulfillment Services, Inc.

10.13 (5)	Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., Inventory Financing Partners, LLC and IBM Credit Corporation

Exhibit
Number	Description of Exhibits
10.14 (5)	Amended and Restated Collateralized Guaranty by and between Priority Fulfillment Services, Inc. and IBM Credit Corporation

10.15 (5)	Amended and Restated Guaranty to IBM Credit Corporation by PFSweb, Inc.

10.16 (5)	Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation

10.17 (5)	Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors Europe B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

10.18 (5)	Amended and Restated Collateralized Guaranty between Priority Fulfillment Services, Inc. and IBM Belgium Financial Services S.A.

10.19 (5)	Amended and Restated Guaranty to IBM Belgium Financial Services S.A. by PFSweb, Inc.

10.20 (5)	Subordinated Demand Note by and between Supplies Distributors, Inc. and Priority Fulfillment Services, Inc.

10.21 (5)	Notes Payable Subordination Agreement between Congress Financial Corporation (Southwest) and Priority Fulfillment Services, Inc.

10.22 (5)	Guarantee in favor of Congress Financial Corporation (Southwest) by Business Supplies Distributors Holdings, LLC, Priority Fulfillment Services, Inc. and PFSweb, Inc.

10.23 (5)	General Security Agreement by Priority Fulfillment Services, Inc. in favor of Congress Financial Corporation (Southwest).

10.24 (5)	Inducement Letter by Priority Fulfillment Services, Inc. and PFSweb, Inc. in favor of Congress Financial Corporation (Southwest).

10.25 (6)	Form of Executive Severance Agreement between the Company and each of its executive officers.

10.26 (7)	Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., Inventory Financing Partners, LLC and IBM Credit Corporation

10.27 (7)	Amendment to Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors Europe B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

10.28 (7)	Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation

10.29 (7)	Amendment to Factoring agreement dated March 29, 2002 between Supplies Distributors S.A. and Fortis Commercial Finance N.V.

10.30 (8)	Loan and Security Agreement by and between Comerica Bank — California (“Bank”) and Priority Fulfillment Services, Inc. (“Priority”) and Priority Fulfillment Services of Canada, Inc. (“Priority Canada”)

10.31 (8)	Unconditional Guaranty of PFSweb, Inc. to Comerica Bank — California

10.32 (8)	Security Agreement of PFSweb, Inc. to Comerica Bank — California

10.33 (8)	Intellectual Property Security Agreement between Priority Fulfillment Services, Inc. and Comerica Bank — California

10.34 (8)	Amendment 2 to Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

10.35 (8)	Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., and IBM Credit LLC

10.36 (9)	Amendment to factoring agreement dated April 30, 2003 between Supplies Distributors S.A. and Fortis Commercial Finance N.V.

Exhibit
Number	Description of Exhibits
10.37 (9)	Loan and Security Agreement by and between Congress Financial Corporation (Southwest), as Lender and Supplies Distributors, Inc., as Borrower dated March 29, 2002.

10.38 (9)	General Security Agreement — Business Supplies Distributors Holdings, LLC in favor of Congress Financial Corporation (Southwest)

10.39 (9)	Stock Pledge Agreement between Supplies Distributors, Inc. and Congress Financial Corporation (Southwest)

10.40 (9)	First Amendment to General Security Agreement by Priority Fulfillment Services, Inc. in favor of Congress Financial Corporation (Southwest)

10.41 (10)	First Amendment to Loan and Security Agreement made as of September 11, 2003 by and between Priority Fulfillment Services, Inc., Priority Fulfillment Services of Canada, Inc. and Comerica Bank.

10.44 (12)	Industrial Lease Agreement between New York Life Insurance Company and Daisytek, Inc.

10.45 (12)	First Amendment to Industrial Lease Agreement between New York Life Insurance Company, Daisytek, Inc. and Priority Fulfillment Services, Inc.

10.46 (12)	Second Amendment to Industrial Lease Agreement between ProLogis North Carolina Limited Partnership and Priority Fulfillment Services, Inc.

10.47 (12)	Modification, Ratification and Extension of Lease between Shelby Drive Corporation and Priority Fulfillment Services, Inc.

10.48 (13)	Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., and IBM Credit LLC

10.49 (13)	Amendment 4 to Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

10.50 (13)	Third Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.

10.51 (13)	First Amendment to Loan and Security Agreement by and between Congress Financial Corporation (Southwest), as Lender and Supplies Distributors, Inc., as Borrower.

10.52 (13)	Form of Modification to Executive Severance Agreement.

10.53 (14)	Industrial Lease Agreement by and between Industrial Developments International, Inc. and Priority Fulfillment Services, Inc.

10.54 (14)	Guaranty by PFSweb, Inc. in favor of Industrial Developments International, Inc.

10.55 (14)	Lease between Fleet National Bank and Priority Fulfillment Services, Inc.

10.56 (14)	Guaranty by PFSweb, Inc. in favor of Fleet National Bank

10.57 (14)	Amendment No. 3 to Lease dated as of March 3, 1999 between Fleet National Bank and Priority Fulfillment Services, Inc.

10.58 (15)	Loan Agreement between Mississippi Business Finance Corporation and Priority Fulfillment Services, Inc. dated as of November 1, 2004

10.59 (15)	Placement Agreement between Priority Fulfillment Services, Inc., Comerica Securities and Mississippi Business Finance Corporation

10.60 (15)	Reimbursement Agreement between Priority Fulfillment Services, Inc. and Comerica Bank

10.61 (15)	First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

10.62 (15)	Remarketing Agreement between Priority Fulfillment Services, Inc. and Comerica Securities

10.63 (20)	Amendment to factoring agreement dated December 12, 2005 between Supplies Distributors S.A. and Fortis Commercial Finance N.V.

10.64 (21)	Fourth Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.

Exhibit
Number	Description of Exhibits
10.65 (21)	Amendment 7 to Agreement for Inventory Financing.

10.66 (21)	Amendment 6 to Amended and Restated Platinum Plan Agreement.

10.67 (21)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

10.68 (21)	Second Amendment to Loan and Security Agreement by and between eCOST.com, Inc. and Wachovia Capital Finance Corporation (Western).

10.69 (21)	Amendment 4 to Loan and Security Agreement.

10.70 (21)	Guaranty by PFSweb, Inc., in favor of Wachovia Capital Finance Corporation (Western).

10.71 (21)	Second Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

10.72 (23)	Tenth Amendment to Lease Agreement by and between Plano Atrium, LLC and Priority Fulfillment Services, Inc.

10.73 (24)	Third Amendment to the Loan and Security Agreement by and between eCOST.com, Inc. and Wachovia Capital Finance Corporation (Western).

10.74 (25)	Fifth Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.

10.75 (25)	Amendment 8 to Agreement for Inventory Financing.

10.76 (25)	Fourth Amendment to the Loan and Security Agreement by and between eCOST.com, Inc. and Wachovia Capital Finance Corporation (Western).

10.77 (25)	Amendment 5 to Loan and Security Agreement.

10.78 (25)	Amendment 7 to Amended and Restated Platinum Plan Agreement.

10.79 (25)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

10.80 (26)	Fifth Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

10.81 (28)	Second Amendment to Industrial Lease Agreement by and between Industrial Property Fund VI, LLC and Priority Fulfillment Services, Inc.

21 (28)	Subsidiary Listing

23.1 (28)	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1 (28)	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2 (28)	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1 (28)	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended March 31, 2001

(3)	Incorporated by reference from PFSweb, Inc. Form 10-Q/A for the quarterly period ended September 30, 2001

(4)	Incorporated by reference from PFSweb, Inc. Form 10-K for the transition period ended December 31, 2001

(5)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2002

(6)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2002

(7)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2002

(8)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2003

(9)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2003

(10)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2003

(11)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 10, 2003

(12)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2003

(13)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2004

(14)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2004

(15)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2004.

(16)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2005.

(17)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 14, 2005.

(18)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2005.

(19)	Incorporated by reference from PFSweb, Inc. Current Report on Form 8-K filed on November 30, 2005.

(20)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2005.

(21)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2006.

(22)	Incorporated by reference from PFSweb, Inc. Current Report on Form 8-K filed on June 2, 2006.

(23)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2006.

(24)	Incorporated by reference from PFSweb, Inc. Current Report on Form 8-K filed on November 20, 2006.

(25)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2006.

(26)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2007.

(27)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 13, 2007.

(28)	Filed herewith

SCHEDULE I
PFSWEB, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS – PARENT COMPANY ONLY
(In thousands)

	December 31,	December 31,
	2007	2006
ASSETS:
Cash and cash equivalents	$175	$281
Receivable from Priority Fulfillment Services, Inc.	5,602	5,478
Receivable from eCOST.com, Inc.	4,700	4,700
Investment in subsidiaries	38,365	38,381

Total assets	$48,842	$48,840

LIABILITIES:
Total liabilities	$—	$—

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	47	47
Additional paid-in capital	92,084	91,302
Accumulated deficit	(45,738)	(44,354)
Accumulated other comprehensive income	2,534	1,930
Treasury stock	(85)	(85)

Total shareholders’ equity	48,842	48,840

Total liabilities and shareholders’ equity	$48,842	$48,840

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

SCHEDULE I
PFSWEB, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS – PARENT COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31
(In thousands)

	2007	2006	2005
EQUITY IN NET LOSS OF CONSOLIDATED SUBSIDIARIES	$(1,384)	$(14,530)	$(747)

NET LOSS	$(1,384)	$(14,530)	$(747)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

SCHEDULE I
PFSWEB, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS – PARENT COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31
(In thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,384)	$(14,530)	$(747)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in net loss of consolidated subsidiaries	1,384	14,530	747

Net cash provided by operating activities	—	—	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchase of eCOST.com, Inc., net of cash acquired	—	(1,299)	—

Net cash used in investing activities	—	(1,299)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	18	4,912	2,075
Increase in receivable from eCOST.com, Inc.	—	(4,700)	—
Decrease (increase) in receivable from Priority Fulfillment Services, Inc., net	(124)	1,368	(2,075)

Net cash provided by (used in) financing activities	(106)	1,580	—

NET INCREASE (DECREASE) IN CASH	(106)	281	—

CASH AND CASH EQUIVALENTS, beginning of period	281	—	—

CASH AND CASH EQUIVALENTS, end of period	$175	$281	$—

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

SCHEDULE II
PFSWEB, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31
(Amounts in thousands)

		Additions
		Charges		Balance		Balance
	Balance at	to Cost	Charges	Acquired		at End
	Beginning	and	to Other	via		of
	of Period	Expenses	Accounts	Acquisition	Deductions	Period
Year Ended December 31, 2005:
Allowance for doubtful accounts	$504	40	—	—	(60)	$484
Allowance for slow moving inventory	$2,473	(230)	—	—	(704)	$1,539
Income tax valuation allowance	$12,225	107	90	—	—	$12,422
Year Ended December 31, 2006:
Allowance for doubtful accounts	$484	960	—	1,072	(164)	$2,352
Allowance for slow moving inventory	$1,539	1,495	—	—	(47)	$2,987
Income tax valuation allowance	$12,422	3,285	—	6,243	—	$21,950
Year Ended December 31, 2007:
Allowance for doubtful accounts	$2,352	254	—	—	(1,123)	$1,483
Allowance for slow moving inventory	$2,987	(440)	—	—	(467)	$2,080
Income tax valuation allowance	$21,950	898	—	—	—	$22,848

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

Signature	Title	Date
/s/ MARK C. LAYTON Mark C. Layton	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2008

/s/ THOMAS J. MADDEN Thomas J. Madden	Executive Vice President and Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	March 31, 2008

/s/ DR. NEIL JACOBS Dr. Neil Jacobs	Director	March 31, 2008

/s/ TIMOTHY M. MURRAY Timothy M. Murray	Director	March 31, 2008

/s/ JAMES F. REILLY James F. Reilly	Director	March 31, 2008

/s/ DAVID I. BEATSON David I. Beatson	Director	March 31, 2008