Form 10-K/A
period 2007-12-31
PFSWEB INC
filed 2008-04-29
CIK 1095315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                         to                                         .
Commission file number 000-28275
PFSWEB, INC.

Delaware	75-2837058

(State or other jurisdiction of incorporation or organization) 500 North Central Expressway, Plano, Texas (Address of principal executive offices)	(I.R.S. Employer Identification Number) 75074 (Zip code)
(Exact name of registrant as specified in its charter)
Registrant’s telephone number, including area code:
972-881-2900
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐ Yes      ☑ No
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.      ☐ Yes     ☑ No
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes       ☐ No
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.     ☑
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

          Large accelerated filer     ☐      Accelerated filer     ☐      Non-accelerated filer     ☐     Smaller Reporting Company     ☑
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      ☐ Yes      ☑ No
          The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007 (based on the closing price as reported by the National Association of Securities Dealers Automated Quotation System) was $32,274,635.
          As of March 26, 2008, there were 46,579,564 shares of the registrant’s Common Stock, $.001 par value, outstanding.

EXPLANATORY NOTE
       This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of PFSweb, Inc. for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2008 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing.
     In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect this filing of these new certifications.
     Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in the Amendment.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
     The Board of Directors is divided into three classes. Each class serves three years, with the terms of office of the respective classes expiring in successive years. The term of the current Class I directors expires at the 2009 Annual Meeting; the term of the current Class II director expires at the 2010 Annual Meeting; and the term of the current Class III directors expires at the 2008 Annual Meeting. The Board presently consists of five members, two Class I directors, one Class II director and two Class III directors.
     The following information, which has been provided by the individuals named, sets forth for each member of the Board of Directors, such person’s name, age, principal occupation or employment during at least the past five years, the name of the corporation or other organization, if any, in which such occupation or employment is carried on and the period during which such person has served as a director of the Company.
Class I Director
     David I. Beatson, age 60, has served as a non-employee Director since November 2000. Mr. Beatson is Chief Executive Officer of Globalware Solutions (“GWS”), a global supply chain management solution provider with facilities in North America, Asia and Europe. GWS provides comprehensive state-of-the-art physical and digital supply chain solutions that enable clients to increase return on investment and improve time-to-market. Mr. Beatson is a recognized leader in the field of transportation, logistics and supply chain management having served as Chairman and CEO of several leading companies in the industry. From July 2003 to April 2005, Mr. Beatson served as Regional CEO North America and Member of the Executive Board of Panalpina, Inc., a leading provider of intercontinental airfreight and sea freight forwarding and transportation, specializing in global integrated logistics and comprehensive supply chain management solutions. From June 2000 to July 2001, Mr. Beatson served as president, CEO and Chairman of Supply Links, Inc., an Internet-based business-to-business global supply chain network that links customers to multiple transportation modes and service providers through a single platform. From July 1998 to June 2000, Mr. Beatson served as chairman, president and CEO of Circle International Group, Inc., a global transportation and logistics company. From 1991 to June 1994, Mr. Beatson served as vice-president of sales and marketing and then from June 1994 until July 1998 as president and CEO of Emery Worldwide, a global transportation and logistics company. Prior to 1991, Mr. Beatson held several management positions in the logistics and transportation industry, including American Airlines and CF Airfreight. Mr. Beatson also currently serves as an industry representative member of the Executive Advisory Committee to the National Industrial Transportation League, to which the Air Freight Association elected him in 1995. He also serves on several industry boards including the Council of Supply Chain Management Professionals.
     James F. Reilly, age 49, has served as a non-employee Director of the Company since its inception in 1999. Mr. Reilly has been an investment banker since 1983 and is currently a Senior Advisor to Needham & Company, LLC, a nationally recognized investment banking and asset management firm focused primarily on serving emerging growth industries and their investors.  He has been with Needham & Company, LLC, since January 2004 serving in various capacities including Head of West Coast Investment Banking.  Previously he was a Managing Director of J.P. Morgan Securities, Inc., an investment banking firm, and a Managing Director in the Technology Group of Warburg Dillon Read, the global investment banking division of UBS AG. From 1983 to 1999, Mr. Reilly was associated with Warburg Dillon Read or one of its predecessor companies and specialized in corporate finance advisory work for a broad range of technology companies.
Class II Director
     Dr. Neil W. Jacobs, age 73, has served as a non-employee Director of the Company since July 2000. Dr. Jacobs is a technology industry veteran and Emeritus Professor of Management, at the W. A. Franke College of Business (“FCB”) at Northern Arizona University (“NAU”). In May 2007 he was elected to the FCB Faculty Hall of Fame. Dr. Jacobs’ academic areas of interest included strategic management and the role of information technology in support of strategy and operations. From 1996 to 1999, Dr. Jacobs served as associate dean of the College of Business Administration at NAU. Prior to his academic career, he served as an officer in the United

States Air Force and held management positions in manufacturing, materials management, and information technology at IBM and Memorex.
Class III Directors
     Timothy M. Murray, age 55, has served as a non-employee Director of the Company since its inception in 1999. Mr. Murray is a partner of Chicago Growth Partners (a private equity firm) and is a managing director of several private equity funds related to William Blair Capital Partners (a private equity firm). From 1979 to 2004, Mr. Murray was employed at William Blair & Company (an investment banking firm) and was a Principal of that firm from 1984 to 2004. Mr. Murray is a director of several privately held corporations.
     Mark C. Layton, age 48, has served as Chairman of the Board, President and Chief Executive Officer of PFSweb since its inception in 1999. Mr. Layton previously held the following positions with Daisytek International Corporation (“Daisytek”), a leading global distributor of consumable computer supplies and office products and the former parent corporation of the Company: Chairman of the Board from September 1999 to October 2000; President, Chief Executive Officer and Chief Operating Officer from April 1997 to February 2000; Director from 1988 to October 2000; President, Chief Operating Officer and Chief Financial Officer from 1993 to April 1997; Executive Vice President from 1990 to 1993; and Vice President — Operations from 1988 to 1990. Prior to joining Daisytek, Mr. Layton served as a management consultant with Arthur Andersen & Co., S.C. for six years through 1988 specializing in wholesale and retail distribution and technology.
Executive Officers
     Steven S. Graham, age 56, has served as Executive Vice President of the Company since inception in 1999. Mr. Graham is currently Chief Solutions Officer and prior to 2007, served as Chief Technology Officer of the Company from its inception in 1999. Mr. Graham previously served as Senior Vice President of Information Technologies and Chief Information Officer of Daisytek, a position he held from 1996 to 2000. Prior to joining Daisytek, Mr. Graham was employed as Vice President of Technology by Ingram Micro, a major technology distributor. Mr. Graham has over 34 years of experience in the information-technology and outsourcing fields.
     Thomas J. Madden, age 46, has served as Executive Vice President, Chief Financial and Accounting Officer of the Company since its inception in 1999. Mr. Madden previously served as Chief Financial Officer of Daisytek from 1997 to 2000, as Vice President — Finance, Treasurer and as Chief Accounting Officer of Daisytek from 1994 to 2000 and as Controller of Daisytek from 1992 to 1994. From 1983 to 1992, Mr. Madden served in various capacities with Arthur Andersen & Co., S.C., including financial consulting and audit manager.
     Michael C. Willoughby, age 44, has served as President of Priority Fulfillment Services, a subsidiary of the Company, since February 2006. He also serves as Executive Vice President and Chief Information Officer of the company, positions he has held since October 2001. From 1999 to 2001, Mr. Willoughby served the Company as Vice President of E-Commerce. Prior to joining the Company, Mr. Willoughby served as President and Chief Executive Officer of Design Technologies, Inc., an e-commerce software development firm from 1994 to 1999. Prior to founding Design Technologies, Inc., Mr. Willoughby served as President and Chief Executive Officer of Integration Services, Inc., an IT consulting services company.
     Cynthia D. Almond, age 40, has served as Vice President — Client Services of the Company since March 2001 and as Secretary of the Company since 2007. From 1999 to 2001, Ms. Almond served as Director of Account Management. From 1991 to 1999, Ms. Almond served in various marketing, product management and sales capacities for Daisytek.
     Harvey H. Achatz, age 67, has served as Executive Vice President — Administration of the Company since its inception in 1999. Mr. Achatz also served as Secretary of the Company until 2007. Mr. Achatz previously served as Vice President — Administration and Secretary of Daisytek from 1993 and 1984 to 2000, respectively, as Vice President — Finance from 1985 to 1993, as Controller from 1981 to 1985 and as a Director from 1984 to 1990.
Officers
     Scott R. Talley, age 43, has served as Vice President — International Distribution for the Company since its inception in 1999. Mr. Talley previously served in various capacities for Daisytek since 1991, most recently as Vice President — Distribution. Mr. Talley received a Bachelor of Business Administration degree from the University of North Texas and a Master’s of Business Administration degree from New York Institute of Technology.
     Bruce E. McClung, age 70, has served as Vice President – Sales of the Company since October 2001. From 1999 to 2001, Mr. McClung served in various marketing and sales capacities for the Company. From 1995 to 1998, Mr. McClung served in various capacities for Daisytek. Mr. McClung has spent more than 25 years in sales, marketing and management roles in systems and solutions organizations, including Daisytek, IBM, Boeing and Perdata.
     David B. Reese, age 45, has served as Vice President — Business Solutions of the Company since November 2004. From 2000 to 2004, Mr. Reese served as Director of Implementation Services for the Company. Mr. Reese was Director of European Operations from January 1999 to May 2000. From 1995 to 1998, Mr. Reese served in various capacities for Daisytek. Previously Mr. Reese was Vice President of Operations for a 3PL company and operated several intermodel and distribution facilities.
     Gibson T. Dawson, age 42, has served as Vice President – Corporate Controller of the Company since May 2007. From 1998 to 2007, Mr. Dawson served as Corporate Controller for PFSweb. Prior to joining the Company, Mr. Dawson was controller for a recorded-music distribution company and prior to that spent more than 8 years with KPMG LLP in the assurance services practice.
Compliance with Certain Reporting Obligations
     Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and controlling stockholders to file initial reports of ownership and reports of changes of ownership of the Company’s Common Stock with the Securities and Exchange Commission and the Company. To the Company’s knowledge, all reports required to be so filed were filed in accordance with the provisions of said Section 16(a).
Code of Ethics
     The Board has approved a code of business conduct and ethics in accordance with rules of the SEC and NASD listing standards applicable to all directors, officers and employees, including the chief executive officer, senior financial officers and the principal accounting officer. The code is intended to provide guidance to directors and management to assure compliance with law and promote ethical behavior. Copies of the Company’s code of business conduct and ethics may be found on the Company’s website at www.pfsweb.com (the contents of the website are not incorporated in this Form 10-K/A by reference).
Certain Corporate Governance Matters
     The Board of Directors currently has standing Nominating, Audit, Compensation, and Stock Option Committees.
     The Nominating Committee is responsible for identifying and evaluating individuals qualified to become Board members and recommending to the Board candidates to stand for election or re-election as directors. The Committee will consider candidates at the recommendation of existing Board members, Company management, search firms or other consultants, or stockholders. Stockholders wishing to recommend director candidates to the Board may do so by writing to the Committee in care of the Corporate Secretary at the Company’s executive office, 500 North Central Expressway, Plano, TX 75074. At a minimum, director candidates should have demonstrated achievement in their particular field of endeavor, significant business or other management experience that would be of value to the Company, integrity and high ethical standards, good communication and leadership skills, and the ability and willingness to commit adequate time and attention to carry out their Board duties effectively.  The Committee will evaluate candidates through background and reference checks, interviews and an analysis of each candidate’s qualifications and attributes in light of the current composition of the Board and the Company’s leadership needs at the time. From time to time, the Committee may engage the services of an outside consultant to assist the Committee by conducting searches to identify candidates, evaluating candidates’ qualifications, handling background and reference checks, and making initial contacts with potential candidates. The members of the Nominating Committee are Timothy M. Murray and Dr. Neil W. Jacobs, each of whom has been determined to be independent as discussed above. The Nominating Committee has adopted a charter which is available on the Company’s website at www.pfsweb.com.

Audit Committee and Audit Committee Financial Expert
     The Audit Committee is established for the purpose of overseeing the Company’s accounting and financial reporting processes and audits of the Company’s financial statements. The Audit Committee is established to assist the Board in fulfilling its oversight responsibilities by reviewing and reporting to the Board on the integrity of the financial reports and other financial information provided by the Company to its shareholders. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any independent auditor employed by the Company (including resolution of disagreements between management and the auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work or performing other audit, review or attest services for the Company. The Company’s auditors report directly to the Audit Committee.
     The Audit Committee is comprised of three directors, Mr. Reilly, Mr. Beatson and Dr. Jacobs, each of whom has been determined by the Board of Directors to be independent as discussed above, and is able to read and understand fundamental financial statements, including the Company’s balance sheet, income statement and cash flow statement. The Board of Directors has determined that, based on his relevant experience as described above, Mr. Reilly is qualified as the audit committee financial expert within the meaning of applicable SEC regulations and has the requisite financial sophistication required by the NASD listing standards. The Committee has adopted a written amended and restated audit committee charter setting out the audit-related functions of the Audit Committee, and the Committee reviews and reassesses the adequacy of the charter on an annual basis. A copy of the charter is available on the Company’s website at www.pfsweb.com.
 Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Overview of Compensation Program

     The Compensation Committee of the Board is responsible for establishing and implementing our compensation philosophy. The Compensation Committee believes that the total compensation paid to our executive officers should be and is fair, reasonable and competitive. Throughout this Form 10-K/A, the individuals who served as our Chief Executive Officer and Chief Financial Officer during 2007, as well as the other executive officers included in the Summary Compensation Table on page 14, are referred to as the “Named Executive Officers.”

Compensation Philosophy and Objectives

     The Compensation Committee believes that executive officer compensation be structured to provide competitive base salaries and benefits to attract and retain superior employees and to provide short- and long-term incentive compensation to incentivize executive officers to attain, and to reward executive officers for attaining, established financial goals that are consistent with increasing stockholder value. The Compensation Committee uses a combination of cash bonuses and retention based equity awards as key components in the short- and long-term incentive compensation arrangements for executive officers, including the Named Executive Officers.

     The Compensation Committee’s goal is to maintain compensation programs that are competitive within our industry and geographic market. Each year, the Compensation Committee reviews the executive compensation program with respect to the external competitiveness of the program, the linkage between executive compensation and the creation of stockholder value, and determines what changes, if any, are appropriate.

     In determining the form and amount of compensation payable to Named Executive Officers, the Compensation Committee is guided by the following objectives and principles:
     • Compensation levels should be sufficiently competitive to attract and retain key executives. We aim to ensure that our executive compensation program attracts, motivates and retains high performance talent and rewards them for our achieving and maintaining a competitive position in our industry and geographic market. Total compensation (i.e. maximum achievable compensation) should increase with position and responsibility.
     • Compensation should relate directly to performance and incentive compensation should be a portion of total compensation. We aim to foster a pay-for-performance culture, with the bonus portion of total compensation being “at risk.” Accordingly, absent unusual circumstances, any bonus payable as part of total compensation should be tied to and vary with our financial, operational and strategic performance, as well as individual performance. Bonuses should not be granted if these goals and results are not achieved.
     • Long-term incentive compensation should align executives’ interests with our stockholders. Awards of equity-based compensation encourage executives to focus on our long-term growth and prospects, and incentivize executives to manage the company from the perspective of stockholders with a meaningful stake in us, as well as to focus on long-term career orientation.

     Our executive compensation program is designed to reward the achievement of goals regarding growth, productivity and profitability, including such goals as:
     • To assist the Company in achieving and surpassing its internal targets and budgets, including quarterly financial and operating targets.
     • To recruit, motivate and exhibit leadership that aligns employees’ interests with that of our stockholders.
     • To develop business models and systems that seek out strategic opportunities, which benefit us and our stockholders.
     • To implement a culture of compliance and commitment to operate our business with the highest standards of professional conduct and compliance.
Compensation Committee Practices and Procedures
     The Compensation Committee determines and reviews the value and forms of compensation for the Named Executive Officers and other officers based on the Compensation Committee members’ general knowledge and experience and commercially available compensation surveys prepared by third party firms.

     The Compensation Committee is delegated all authority of the Board as may be required or advisable to fulfill the purposes of the Compensation Committee. The Compensation Committee meets as often as it deems necessary or appropriate.

Role of Executive Officers in Compensation Decisions

     The Compensation Committee makes all compensation decisions for all executive officers (which includes the Named Executive Officers). The Compensation Committee actively considers, and has the ultimate authority of approving, recommendations made by the Chief Executive Officer regarding all equity awards to our employees. Our Chief Executive Officer determines the non-equity compensation of management level employees who are not executive officers or officers.

     The Chief Executive Officer annually reviews the performance of each executive officer (other than the Chief Executive Officer whose performance is reviewed by the Compensation Committee). Based on these annual reviews, the Chief Executive Officer makes recommendations to the Compensation Committee with respect to annual base salary adjustments and short- and long-term incentive compensation awards for such executive officers. The Compensation Committee then reviews these recommendations and exercises its discretion in whether to accept such recommendations or to modify such recommendations as it deems appropriate. The Compensation Committee annually reviews the performance of the Chief Executive Officer and determines the total compensation, including base salary, cash bonus and long-term equity compensation, for the Chief Executive Officer. The Chief Executive Officer does not participate in such determination.

Setting Executive Compensation

     Based on the foregoing compensation philosophy, the Compensation Committee has structured our annual, short- and long-term compensation to motivate executives to achieve the financial performance objectives we set and to incentivize the executives to achieve and exceed, and to reward the executives for achieving and exceeding, such objectives. To date, the Compensation Committee has not retained the services of human resource consulting firms or similar third party advisors, but it has reviewed commercially available published surveys of executive compensation for comparable companies based on factors such as annual revenue and geographic region.
     The Compensation Committee does not believe that it is appropriate to establish compensation levels based exclusively or primarily on benchmarking to our publicly-traded peers. The Compensation Committee looks to the above described external market data as one of several reference points in reviewing and establishing individual pay components and total compensation and ensuring that our executive compensation is competitive in the marketplace.
     The Compensation Committee annually determines total compensation levels, as well as the individual pay components of the executive officers and officers (including the Named Executive Officers). In making such determinations for 2007, the Compensation Committee reviewed and considered: (1) recommendations of the Chief Executive Officer, based on individual responsibilities and performance, (2) historical compensation, including base compensation and bonuses, paid by the Company since the Company instituted pay cuts in 2003 through the period ending December 31, 2006, (3) commercially available published surveys of executive compensation for comparable companies based on factors such as annual revenue and geographic region, (4) our overall financial performance in achieving or substantially achieving the Company’s budget in light of our future objectives and challenges, and (5) overall effectiveness of the executive compensation program, including the fact that no stock options or other equity compensation had been awarded to the Company’s executive officers or officers (including the Named Executive Officers) during 2006. These factors were considered as a whole and no one factor was more heavily weighted than the other factors. This review resulted in the Committee’s determination to (i) approve an increase in base salaries for 2007 for all executive officers and officers (including the Named Executive Officers, other than the Chief Executive Officer) of approximately 5.8% over 2006 base salaries and increase the 2007 base salary for the Chief Executive Officer by approximately 5.8% and (ii) approve the issuance of a total of 154,500 stock options to all executive officers and officers (including the Named Executive Officers, other than the Chief Executive Officer) and the issuance of 21,000 stock options to the Chief Executive Officer. The Committee’s determination to authorize the issuance of stock options was made shortly after the filing by the Company of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
      A percentage of total compensation is allocated to incentives as a result of the compensation philosophy discussed above. There is no pre-established policy or target for the allocation between either cash and non-cash or short- and long-term incentive compensation, but the Committee generally considers base salary as the primary component of compensation.
      For 2008, the Compensation Committee adopted a 2008 management bonus plan pursuant to our 2005 Employee Stock and Incentive Plan. Under the terms of the bonus plan, cash bonuses, if any, will be awarded to the Chief Executive Officer and other executive officers, officers and senior management based on, and subject to, the achievement of a specified performance goal. The performance goal shall be for the Company to exceed, on a quarterly basis, the corresponding projected quarterly earnings before interest, taxes, depreciation and amortization (EBITDA) contained in the Company’s annual budget (or, in case of a budgeted operating loss, to reduce the operating loss below the budgeted operating loss).
     Subject to an aggregate annual maximum of $1,100,000, the maximum aggregate amount to be awarded for any quarter shall be equal to the sum of the following: (i) the amount of Excess EBITDA up to $275,000, plus (ii) if the Excess EBITDA exceeds $275,000, the amount of such excess, up to the Cumulative Recapture Pool, plus (iii) if the amount of Excess EBITDA exceeds the amounts determined under the preceding clauses (i) and (ii), an amount equal to ten percent (10%) of such excess. “Excess EBITDA” means, for any quarter, the amount by which the EBITDA for such quarter exceeded the budgeted EBITDA for such quarter; “Cumulative Recapture Pool” means, as of any date, (i) $275,000 for each completed Eligible Quarter prior to such date, minus (ii) the aggregate amount of awards issued under the 2008 Bonus Plan as of such date; and “Eligible Quarter “ means a quarter in which the Company’s EBITDA was not less than 80% of the budgeted EBITDA.

     Following the end of each quarter, the Committee will grant cash bonuses in an aggregate amount to be determined by it, but not to exceed the above limitations, to the Chief Executive Officer and other executive officers, officers and senior management based on the Committee’s determination of the relative contribution of each such person. The adoption of the 2008 Bonus Plan does not restrict the ability of the Compensation Committee to award discretionary bonuses for any quarter in which the performance goal was not achieved.
2007 Executive Officer Compensation Components
     For the year ended December 31, 2007, the principal components of compensation for Named Executive Officers were:
•	base salary;

•	performance-based incentive compensation, including both short-term cash incentive compensation and long term equity incentive compensation;

•	retirement and other benefits; and

•	perquisites and other personal benefits.
Base Salary
      We provide our Named Executive Officers and other employees with a base salary to compensate them for services rendered during the year. Base salary ranges for Named Executive Officers are determined for each executive officer based on the factors described above, his or her position and level of responsibility and his or her actual performance during the preceding year. Base salaries for each year are typically evaluated annually in the first quarter of such year. Merit-based increases to base salaries for executive officers are based on the Compensation Committee’s assessment of the various factors described above, including the individual’s performance during the preceding year.
Performance-Based Incentive Compensation
      Our 2005 Employee Stock and Incentive Plan provides the Compensation Committee with the flexibility to design cash- and stock-based incentive compensation programs to promote performance and the achievement of our goals and objectives by executive officers and other key employees by allowing them to participate in our long-term growth and profitability. The Compensation Committee believes that providing performance-based incentive compensation is necessary to attract and retain superior executive talent and to align the financial interests of executive officers with those of our stockholders. A portion of each executive officer’s potential aggregate compensation is in the form of incentive compensation. There are two types of performance-based incentive compensation used by the Compensation Committee. The first type is short-term incentive compensation in the form of a potential cash bonus. The second type is long-term incentive compensation in the form of grants of stock options, restricted stock or restricted stock units.
     For 2007, the Company’s Compensation Committee adopted a management bonus plan (the “2007 Bonus Plan”) pursuant to the Company’s 2005 Employee Stock and Incentive Plan. Under the terms of the 2007 Bonus Plan, cash bonuses, were awarded to the Chief Executive Officer and other executive officers and officers based on, and subject to, the achievement of the following performance goal. The performance goal was for the Company to exceed, on a quarterly basis, the corresponding projected quarterly net income contained in the Company’s annual budget (or, in case of a budgeted net loss, to reduce the net loss below the budgeted net loss) (the “Over Budget Amount”). The Over Budget Amount was determined by the Compensation Committee on a quarter-by-quarter basis.
      Under the 2007 Bonus Plan, the total bonus amount for each quarter was the sum of (i) an amount to be determined by the Compensation Committee for such quarter, but not to exceed the lesser of (x) $250,000 or (y) the Over Budget Amount and (ii) if and to the extent the Over Budget Amount exceeded $250,000, ten percent (10%) of such excess.

     Following the end of each quarter, the Compensation Committee could grant cash bonuses in an aggregate amount to be determined by it, but not to exceed the above described total bonus amount for such immediately preceding quarter, to the Chief Executive Officer and other executive officers and officers based on the Compensation Committee’s determination of the relative contribution of each such person. The adoption of the 2007 Bonus Plan did not restrict the ability of the Compensation Committee to award discretionary bonuses for any quarter in which the performance goal was not achieved.
     During the fourth quarter of 2007, based on achieving the performance goal under the 2007 Bonus Plan for the third quarter, the Committee awarded aggregate cash bonuses of $105,000 to the Company’s executive officers and officers (including the Named Executive Officers, other than the Chief Executive Officer) and a cash bonus of $20,000 to the Company’s Chief Executive Officer. In addition, based on the Committee’s consideration of (1) the improvement in the Company’s financial and operating performance during the 2007 fourth quarter and for the full fiscal year 2007, (2) the determination by the Committee in the third quarter not to award the full Bonus Pool Amount under the 2007 Bonus Plan, and (3) the Committee’s compensation objectives of, among other things, seeking to focus management on business performance that creates stockholder value, encouraging innovative approaches to the business of the Company and providing rewards for results, the Committee also awarded discretionary aggregate cash bonuses for 2007 of $106,000 and a cash bonus of $19,000 to the Company’s Chief Executive Officer, which were paid during 2008.
     Long-term incentive compensation for each executive officer consists of awards of stock options based on the executive officer’s level and scope of responsibility. The Compensation Committee is responsible for the granting of all equity-based compensation, including the award dates for each grant, which is determined in its discretion. Stock options typically vest over a three-year period in quarterly installments. An important purpose of the granting of stock options is to retain executive talent and incentivize the executive team to increase stockholder value. During 2007 the Committee approved the issuance of a total of 154,500 stock options to all executive officers and officers (including the Named Executive Officers, other than the Chief Executive Officer) and the issuance of 21,000 stock options to the Chief Executive Officer. The grant of options to the Company’s executive officers and officers, including the Named Executive Officers, was approximately 25% of the total options granted by the Company during 2007. The Committee’s determination to authorize the issuance of stock options was made shortly after the filing by the Company of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
Severance Agreements and Change-In-Control Provisions
     The Company and certain of the Named Executive Officers have entered into agreements more fully described below pursuant to which the Named Executive Officers are entitled to certain severance and other benefits upon termination and/or a change in control. The Compensation Committee believes that such arrangements are appropriate and provide the Named Executive Officers a reasonable package based on the value the officers have created that is ultimately realized by our stockholders. In addition, the change in control protection allows management to focus their attention and energy on our business without any distractions regarding the effects of a change in control. Further, such protections are intended to maximize stockholder value by encouraging management to objectively review any proposed transaction to determine whether such proposal is in the best interest of the stockholders.
Retirement and Other Benefits
     Executive officers are eligible to participate in our 401(k) plan and other benefit programs as described below. The Compensation Committee reviews the overall cost to us of these various programs generally on an annual basis or when changes are proposed. The Compensation Committee believes that the benefits provided by these programs have been important factors in attracting and retaining the overall executive officer group, including the Named Executive Officers.
     Our 401(k) plan provides for employer matching funds of 20 percent of the employee contribution. We do not provide any other retirement benefits or tax-qualified deferred compensation plans or programs for our executive officers.
     Executive officers also receive benefit of life insurance policies, which provide coverage in varying amounts up to $3.0 million.

      Executive officers are also entitled to participate in the various other group health, term life, employee stock purchase, and similar benefit plans available to all of our employees and on the same terms as such employees.
Perquisites and Other Personal Benefits
     We provide Named Executive Officers with perquisites and other personal benefits that we and the Compensation Committee believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain superior employees for key positions.
Tax and Accounting Implications
Deductibility of Executive Compensation
      As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Code, which provides that we may not deduct compensation of more than $1 million that is paid to certain individuals, subject to certain exceptions. We believe that compensation paid under our Plan is generally fully deductible for federal income tax purposes. However, the Compensation Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for its executive officers.
Accounting for Stock-Based Compensation
     Effective January 1, 2006, we began accounting for stock-based payments, including our 2001 Plan, in accordance with the requirements of FASB Statement 123R.
Nonqualified Deferred Compensation
     The American Jobs Creation Act of 2004 and Section 409A of the Internal Revenue Code changed the tax rules applicable to nonqualified deferred compensation arrangements. While certain of the final regulations have not yet become effective, we believe we are operating our executive compensation arrangements including severance benefits and equity awards in good faith compliance with the statutory provisions that were effective January 1, 2005. We will timely make any necessary modifications to our executive compensation arrangements to comply with Internal Revenue Code section 409A.

SUMMARY COMPENSATION TABLE
     The following table sets forth the compensation paid or accrued by the Company to the Company’s Chief Executive Officer and to each of the four most highly compensated executive officers of the Company for services rendered to the Company during the year ended December 31, 2007:

					Non-Equity
				Option	Incentive Plan	All Other
Name and Principle Position	Period	Salary (1)	Bonus (2)	Awards (3)	Compensation (4)	Compensation		Total
Mark C. Layton	2007	$545,546	$19,000	$25,613	$20,000	$38,564	(5)	$648,723
Chairman,	2006	$514,739	15,000	37,623	—	$79,086		$646,448
President, Chief Executive Officer
Steven S. Graham	2007	265,354	19,000	23,608	18,000	9,845	(6)	335,807
Executive Vice	2006	253,462	15,000	37,623	—	19,430		325,515
President – Chief Technology Officer
Michael C. Willoughby	2007	342,892	19,000	28,435	20,000	12,640	(7)	422,967
Executive Vice	2006	290,423	20,000	37,623	—	8,020		356,066
President – Chief Information Officer
Thomas J. Madden	2007	303,277	19,000	25,463	20,000	16,459	(8)	384,199
Executive Vice	2006	273,846	20,000	37,623	—	20,899		352,368
President – Chief Financial Officer
Cindy Almond	2007	199,765	14,000	25,463	12,000	16,947	(9)	268,175
Vice President - Client Services and Secretary

(1)	Salary represents 2007 base salary earnings

(2)	Bonus awards are cash awards which are not non-equity incentive plan awards as defined under the rules of the Securities and Exchange Commission.

(3)	Options granted have a ten year term and generally vest quarterly over three years of continuous service after the date of grant. The values of the options in this column are the expense amounts for grants made in 2007 and prior years which continue to be expensed and recognized for financial statement reporting purposes in fiscal year 2007 in accordance with FAS 123(R) and were estimated using a Black-Scholes pricing model, which incorporates a range of assumptions for inputs between the grant date of the option and the date of expiration. The assumptions used and the resulting weighted average value of stock options granted during 2007 are summarized in Note 5 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2007. There can be no assurance that the FAS 123(R) amounts will be realized.

(4)	Represents cash awards paid under the 2007 Bonus Plan described above.

(5)	Represents Other Compensation of $10,644 and Perquisites of $27,920. Other Compensation represents life insurance premiums paid by the Company for the benefit of the Named Executive Officer. Perquisites represent the sum of personal use of automobile expenses, incremental cost of personal travel expenses paid by the Company, which is based on an hourly charge that includes fuel, maintenance and related fees, and income tax preparation.

(6)	Represents Other Compensation of $5,536 and Perquisites of $4,309. Other Compensation represents life insurance premiums paid by the Company for the benefit of the Named Executive Officer. Perquisites represent the sum of personal use of automobile expenses and income tax preparation.

(7)	Represents Other Compensation of $2,484 and Perquisites of $10,156. Other Compensation represents the life insurance premiums paid by the Company for the benefit of the Named Executive Officer. Perquisites represent the sum of personal use of automobile expenses.

(8)	Represents Other Compensation of $2,539 and Perquisites of $13,920. Other Compensation represents the life insurance premiums paid by the Company for the benefit of the Named Executive Officer. Perquisites represent the sum of personal use of automobile expenses and club dues and memberships.

(9)	Represents Other Compensation of $4,941 and Perquisites of $12,006. Other Compensation represents the life insurance premiums paid by the Company for the benefit of the Named Executive Officer. Perquisites represent the sum of personal use of automobile expenses.

2007 GRANTS OF PLAN BASED AWARDS

					All Other Option
		Estimated Future Payouts Under Non-			Awards: Number of
		Equity Incentive Plan Awards (2)			Securities	Exercise or Base	Grant Date
	Grant	Threshold ($)	Target ($)	Maximum	Underlying	Price of Option	Fair Value of
Name	Date (1)	(3)	(4)	($)(5)	Options (#)(6)	Awards ($/Sh)	Option Awards (7)
Mark Layton	05/16/07	—	—	$1,000,000	21,000	$0.94	$14,915
Chairman, President, Chief Executive Officer

Thomas J. Madden	05/16/07	—	—	$1,000,000	20,000	$0.94	$14,204
Executive Vice President — Chief Financial Officer

Steven S. Graham	05/16/07	—	—	$1,000,000	7,500	$0.94	$5,327
Executive Vice President — Chief Technology Officer

Michael C. Willoughby	05/16/07	—	—	$1,000,000	40,000	$0.94	$28,409
Executive Vice President — Chief Information Officer

Cindy Almond	05/16/07	—	—	$1,000,000	20,000	$0.94	$14,204
Vice President Client Services and Secretary

(1)	Date of grant of stock option under the Company’s 2005 Employee Stock and Incentive Plan.

(2)	The information reported under this column is reported in respect of the 2007 Bonus Plan described above. The amounts actually paid to the Named Executive Officers under the 2007 Bonus Plan are reported in the Summary Compensation Table under the heading “Non-Equity Incentive Compensation.”

(3)	“Threshold” refers to the minimum amount payable for a certain level of performance under the 2007 Bonus Plan. Under the 2007 Bonus Plan, there was no minimum amount payable for achieving the stated performance goal.

(4)	“Target” refers to the amount payable if the specified performance targets are reached. Under the 2007 Bonus Plan, no specific amount was payable if the performance goal is achieved. The specific amount payable to each executive officer and officer, including the Named Executive Officers, was determined quarterly by the Compensation Committee.

(5)	“Maximum” refers to the maximum payout possible under the 2007 Bonus Plan. Under the 2007 Bonus Plan, the maximum amount payable to all executive officers and officers as a group, including the Named Executive Officers was $1,000,000 ($250,000 per quarter), plus ten percent of the amount by which the Company’s actual net income (or loss) exceeded the Company’s budgeted net income (or loss), determined quarterly. The specific amount payable to each executive officer and officer, including the Named Executive Officers, was determined quarterly by the Compensation Committee.

(6)	Represents number of stock options issued under the Company’s 2005 Employee Stock and Incentive Plan. Options granted under the Plan have a ten year term and vest quarterly over three years of continuous service after the date of grant.

(7)	Represents the grant date fair value of $0.71 per stock option award estimated using the Black-Scholes option valuation model. This valuation is in accordance with the accounting valuation recognized under FAS 123(R).

OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR END

		Option Awards
		Number of
		Securities	Number of
		Underlying	Securities
		Unexercised	Underlying	Option	Option
		Options	Unexercised Options	Exercise	Expiration
Name	Grant Date	(# Exercisable)	(# Unexercisable)	Price ($)	Date
Mark C. Layton	8/15/2000	50,000	—	$1.92	8/14/2010
	12/5/2001	594,056	—	$0.91	12/4/2011
	4/11/2003	82,000	—	$0.39	4/10/2013
	3/29/2004	43,000	—	$1.61	3/28/2014
	4/5/2005	30,000	6,000	$2.57	4/4/2015
	5/16/2007	3,500	17,500	$0.94	5/15/2017
Steven S. Graham	8/15/2000	35,000	—	$1.92	8/14/2010
	12/5/2001	587,449	—	$0.91	12/4/2011
	1/25/2002	15,000	—	$0.84	1/24/2012
	4/11/2003	82,000	—	$0.39	4/10/2013
	3/29/2004	43,000	—	$1.61	3/28/2014
	4/5/2005	30,000	6,000	$2.57	4/4/2015
	5/16/2007	1,250	6,250	$0.94	5/15/2017
Michael C. Willoughby	8/15/2000	35,000	—	$1.92	8/14/2010
	1/25/2002	40,000	—	$0.84	1/24/2012
	4/11/2003	82,000	—	$0.39	4/10/2013
	3/29/2004	43,000	—	$1.61	3/28/2014
	4/5/2005	30,000	6,000	$2.57	4/4/2015
	5/16/2007	6,667	33,333	$0.94	5/15/2017
Thomas J. Madden	8/15/2000	35,000	—	$1.92	8/14/2010
	12/5/2001	344,673	—	$0.91	12/4/2011
	1/25/2002	15,000	—	$0.84	1/24/2012
	4/11/2003	82,000	—	$0.39	4/10/2013
	3/29/2004	43,000	—	$1.61	3/28/2014
	4/5/2005	30,000	6,000	$2.57	4/4/2015
	5/16/2007	3,333	16,667	$0.94	5/15/2017
Cindy Almond	8/15/2000	30,000	—	$1.92	8/14/2010
	12/5/2001	33,618	—	$0.91	12/4/2011
	1/25/2002	63,000	—	$0.84	1/24/2012
	4/11/2003	60,000	—	$0.39	4/10/2013
	3/29/2004	43,000	—	$1.61	3/28/2014
	4/5/2005	30,000	6,000	$2.57	4/4/2015
	5/16/2007	3,333	16,667	$0.94	5/15/2017

(1)	The Options Awards listed above are generally subject to a quarterly vesting schedule over a three-year period commencing on the date of grant.
EMPLOYMENT, CHANGE OF CONTROL AND TERMINATION ARRANGEMENTS FOR EXECUTIVES
     The Company and certain of the named executive officers have entered into Change in Control and Severance Agreements. Under these agreements, and in consideration of certain commitments of the officer to continue employment, upon the occurrence of a change in control, all unvested options held by the officer immediately vest and become exercisable. During the two year period following a change in control (whenever occurring), if the employment of the officer is terminated (other than for cause, death, disability or retirement), or if there is a material adverse change in the officer’s responsibilities, compensation or benefits to which the officer does not consent, then, in each case, the officer is entitled to receive from the Company (1) all salary and bonus amounts accrued through the date of termination, (2) a severance payment equal to twice the officer’s salary and bonus amount (which is defined as the greater of (i) the highest annual incentive bonus earned by the executive during the last three completed fiscal years or (ii) the executive’s then target bonus, if any) and (3) continuation for two years of all employee benefits (unless otherwise provided by a subsequent employer). If applicable, the officer is also entitled to receive an additional payment to compensate the officer for any additional excise tax liability arising by reason of the receipt of such severance or bonus payment. The agreement terminates upon the voluntary resignation or termination of employment by the officer.
     The Company and certain of the executive officers named above have also entered into Executive Severance Agreements. Under these agreements, and in consideration for, among other things, the agreement by the executive to be bound by a restrictive covenant, in the event of the termination of the employment of the executive other than for cause (including a material adverse change in the officer’s responsibilities or the failure to re-nominate to the Board of Directors any executive also serving on the Board), the executive is entitled to a severance payment, based on the executive’s years of service, up to a maximum of twice the executive’s salary and the bonus, if any, that the executive would have received for such fiscal year (based upon the executive’s targeted bonus amount and the Company’s actual results for such fiscal year), payable in monthly installments over a period not to exceed two years (based on the executive’s years of service) In addition, in the event of termination without cause, the executive is entitled to a continuation of benefits and to the accelerated vesting of all options then held by the executive. The severance payment and benefits are reduced by any compensation or benefits received by the executive from any subsequent employer.
     The following sets forth the estimated amounts payable under the foregoing agreements assuming that all relevant triggering events thereunder were effective as of December 31, 2007.

		Without Cause or	Voluntary or
Name and		Qualifying	For
Principle Position	Potential Executive Benefits and Payments	Termination	Cause Termination

Mark C. Layton	Base Salary (1)	$1,102,630	$—
Chairman,President,	Bonus Payable (2)	78,000	—
Chief Executive Officer	Medical & Life Insurance Benefits (3)	61,008	—
	Automobile Benefits (4)	54,557	—
	Club Dues (5)	73,861	—
	Base Salary accrued but not paid (6)	24,167	24,167
	Bonus accrued but not paid (7)	19,000	19,000
	Income Tax Preparation (8)	11,100	—

	Total Severance	$1,424,323	$43,167

Steven S. Graham	Base Salary (1)	$532,630	$—
Executive Vice President-	Bonus Payable (2)	74,000	—
Chief Technology Officer	Medical & Life Insurance Benefits (3)	50,793	—
	Automobile Benefits (4)	25,265	—
	Base Salary accrued but not paid (6)	11,674	11,674
	Bonus accrued but not paid (7)	19,000	19,000
	Income Tax Preparation (8)	2,400	—

	Total Severance	$715,762	$30,674

Michael C. Willoughby	Base Salary (1)	$658,630	$—
Executive Vice President -	Bonus Payable (2)	78,000	—
Chief Information Officer	Medical & Life Insurance Benefits (3)	44,688	—
	Automobile Benefits (4)	30,408	—
	Base Salary accrued but not paid (6)	14,436	14,436
	Bonus accrued but not paid (7)	19,000	19,000

	Total Severance	$845,162	$33,436

Thomas J. Madden	Base Salary (1)	$614,630	$—
Executive Vice President -	Bonus Payable (2)	78,000	—
Chief Financial Officer	Medical & Life Insurance Benefits (3)	44,798	—
	Automobile Benefits (4)	26,984	—
	Club Dues (5)	15,328	—
	Base Salary accrued but not paid (6)	13,471	13,471
	Bonus accrued but not paid (7)	19,000	19,000

	Total Severance	$812,211	$32,471

(1)	Base salary is a maximum of two times the base salary being earned as of December 31, 2007

(2)	Bonus payable is a maximum of two times the amount of bonus earned as of December 31, 2007

(3)	Represents a maximum of two years worth of COBRA health, dental and life insurance premiums as incurred by each executive

(4)	Includes a maximum of two years of automobile related expenses as incurred by each executive

(5)	Represents a maximum of two years worth of club dues and memberships as incurred by each executive

(6)	Represents the amount of salary payable as of December 31, 2007

(7)	Represents the amount of bonus payable as of December 31, 2007

(8)	Represents the amount of income tax preparation fees paid as of December 31, 2007.
2007 DIRECTOR COMPENSATION
     The following table sets forth the compensation earned by non-employee Directors for their service on the Board of Directors and its committees, as applicable, during the year ended December 31, 2007:

	Fees Earned or	Option
	Paid in Cash	Awards (1)		Total
David I. Beatson	$29,000	$11,795	(2)	$40,795

James F. Reilly	29,000	11,795	(3)	$40,795

Dr. Neil W. Jacobs	25,000	14,541	(4)	$39,541

Timothy M. Murray	20,000	11,795	(5)	$31,795

(1)	The values of the options in this column are the expense amounts for grants made in 2007 and prior years which continue to be expensed and recognized for financial statement reporting purposes in fiscal year 2007 in accordance with FAS 123(R) and were estimated using a Black-Scholes pricing model, which incorporates a range of assumptions for inputs between the grant date of the option and the date of expiration. The assumptions used and the resulting weighted average value of stock options granted during 2007 are summarized in Note 5 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2007. There can be no assurance that the FAS 123(R) amounts will be realized.

(2)	Mr. Beatson had 95,000 options outstanding as of December 31, 2007.

(3)	Mr. Reilly had 85,000 options outstanding as of December 31, 2007.

(4)	Dr. Jacobs had 95,000 options outstanding as of December 31, 2007.

(5)	Mr. Murray had 156,167 options outstanding as of December 31, 2007.
     In June 1999 the Company adopted a Non-Employee Director Stock Option and Retainer Plan (the “Non-Employee Director Plan”). As of the date of the adoption of the Non-Employee Director Plan, each then non-employee director received an option to purchase 35,000 shares of common stock. As amended in June 2007, the Non-Employee Director Plan also provides for the issuance to each non-employee director of options to purchase 20,000 shares of common stock as of the date of each annual meeting of stockholders. During calendar year 2007, each non-employee director received an option to purchase 20,000 shares of common stock with an exercise price of $0.95 per share. In addition, currently, non-employee directors receive an annual retainer fee of $10,000, payable quarterly, a director meeting fee of $2,500 for each board meeting attended and a committee meeting fee of $1,500 for each quarterly Audit Committee meeting attended and also receive fees for participation in certain periodic conference calls. The Non-Employee Director Plan permits the payment of such non-employee director retainer fees in shares of Common Stock in lieu of cash.
     All options to be issued to non-employee directors under the Non-Employee Director Plan are non-qualified options for federal income tax purposes and have an exercise price equal to the fair market value of a share of common stock as of the date of the annual meeting upon which such option is granted. All options have a ten-year term and are subject to a one-year vesting schedule.
     Generally, unless the Non-Employee Director Plan administrator otherwise provides, options are non-transferable other than by will or the laws of descent and distribution. At the time of any merger, consolidation, reorganization, recapitalization, stock dividend, stock split, or other change in the corporate structure or capitalization affecting the Company’s common stock, the Non-Employee Director Plan administrator will make appropriate adjustments to the exercise price, number and kind of shares to be issued under the Non-Employee Director Plan and any outstanding options. Unless terminated earlier, the Non-Employee Director Plan will terminate ten years from its adoption, and no stock options will be granted after the Non-Employee Director Plan terminates. The Board of Directors has the authority to amend, modify, suspend or terminate the Non-Employee Director Plan at any time.

     Directors who are also employees of the Company or any of its subsidiaries receive no remuneration for serving as directors or Committee members.
Compensation Committee Interlocks and Insider Participation
     The current members of the Compensation Committee are Messrs. Murray and Reilly, neither of whom are employees of the Company and both of whom are considered “independent” directors under the applicable NASDAQ rules. There were no interlocks or insider participation between any member of the Board or Compensation Committee and any member of the board of the directors or Compensation Committee of another company.
COMPENSATION COMMITTEE REPORT

     The Compensation Committee has reviewed and discussed with management the disclosures set forth in this Form 10-K/A under the heading “Compensation Discussion and Analysis.” Based on the reviews and discussions referred to above, we recommended to the Board of Directors that the disclosures set forth in this Form 10-K/A under the heading “Compensation Discussion and Analysis” be included in this Form 10-K/A and incorporated by reference into the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

By the Compensation Committee: Timothy M. Murray and James F. Reilly
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
     The following table sets forth as of April 16, 2008, certain information regarding the beneficial ownership of the Company’s Common Stock by (i) each person who is known to the Company to beneficially own more than 5% of the Common Stock, (ii) each of the Directors and named executive officers of the Company individually and (iii) the Directors and executive officers of the Company as a group. The information contained in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, as such, also includes shares acquirable within 60 days. Unless otherwise indicated, the stockholders identified in this table have sole voting and investment power with respect to the shares owned of record by them.

	Number
Name and Address of Beneficial Owner	of Shares	Percent (1)
Austin W. Marxe and David M. Greenhouse (2) 527 Madison Avenue, Suite 2600 New York, NY 10022	6,984,278	15.0%
Mark C. Layton (3)	1,410,349	3.0%
Steven S. Graham (3)	862,975	1.8%
Thomas J. Madden (3)	668,953	1.4%
Timothy M. Murray (3)	242,256	*
Michael C. Willoughby (3)	251,278	*
Cindy Almond (3)	273,535	*
James F. Reilly (3)	171,405	*
Dr. Neil W. Jacobs (3)	115,312	*
David I. Beatson (3)	95,000	*
All directors and executive officers As a group (9 persons) (4)	4,091,063	8.23%

*	Represents less than 1%

(1)	This table is based on 46,579,564 shares of Common Stock outstanding on April 16, 2008.

(2)	Based on a February 13, 2008 Schedule 13G joint filing by Austin W. Marxe (“Marxe”) and David M. Greenhouse (“Greenhouse”). Marxe and Greenhouse share sole voting and investment power over 1,090,869 common shares owned by Special

Situations Cayman Fund, L.P., 438,015 common shares owned by Special Situations Fund III, L.P., 3,904,755 common shares owned by Special Situations Fund III QP, L.P., 1,550,639 common shares owned by Special Situations Private Equity Fund, L.P.

(3)	Includes the following outstanding options to purchase the specified number of shares of Common Stock, which are fully vested and exercisable: Mark C. Layton — 812,056; Steven S. Graham — 800,949; Thomas J. Madden — 562,340; Timothy M. Murray — 156,167; Michael C. Willoughby — 249,333; Cindy Almond — 272,285; James F. Reilly — 85,000; Dr. Neil W. Jacobs — 95,000 and David I. Beatson — 95,000.

(4)	Includes outstanding options to purchase 3,128,130 shares of Common Stock, which are fully vested and exercisable.
     The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2007:

	Number of securities	Weighted-average	Number of
	to be issued upon	exercise price of	securities
	exercise of	outstanding	remaining
	outstanding options	options and	available for
Plan category (1)	and warrants	warrants	future issuance
Equity compensation plans approved by security holders	5,680,698	$1.25	2,484,947
Equity compensation plans not approved by security holders	429,219	$0.94	—

Total	6,109,917		2,484,947

(1)	See Note 5 to the Consolidated Financial Statements included in the Annual Report on Form 10K for the year ended December 31, 2007 for more detailed information regarding the registrant’s equity compensation plans.
Item 13. Certain Relationship and Related Transactions and Director Independence
Director Independence
     The Board of Directors has determined that, other than Mr. Layton, each director is independent within the meaning of applicable Securities and Exchange Commission (“SEC”) rules and NASD listing standards. The independent directors are able to and generally meet in executive session without the Company’s management at each regularly scheduled Board meeting. In addition, our audit committee, compensation committee and nominating committee are comprised solely of independent directors.
Item 14. Principal Accounting Fees and Services
     KPMG LLP served as the Company’s independent auditors for the fiscal year ending December 31, 2007. The following table sets forth (i) the aggregate fees billed by KPMG LLP relating to the audit of the 2007 and 2006 consolidated financial statements and (ii) the fees for other professional services billed by KPMG LLP in connection with services rendered during the previous two fiscal years:

Fee Type	2007	2006
Audit fees (a)	$422,000	$634,000
Audit-related fees (b)	53,000	80,000
Tax fees (c)	196,000	118,000

(a)	Includes fees for professional services rendered in connection with the audit of the annual financial statements, reviews of the quarterly financial statements and fees paid for the audit of the Company’s subsidiary, Supplies Distributors, to satisfy requirements of its senior debt agreements and services rendered in connection with our S-3 filing dated July 14, 2006.

(b)	Consists of aggregate fees billed for assurance services provided in connection with reports on certain internal controls under Statement of Auditing Standards No. 70.

(c)	Includes fees paid for tax compliance, tax advice and related tax services.
     The Audit Committee has considered whether the provision of the services described in notes (b) and (c) above is compatible with maintaining KPMG LLP’s independence.

Pre-Approval Policies and Procedures
     The Audit Committee pre-approves all audit and permissible non-audit services provided by the Company’s independent auditors. These services may include audit services, audit related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case by case basis. During 2006 and 2007, all audit, non-audit and tax services provided by KPMG LLP were pre-approved by the Audit Committee in accordance with this policy.
PART IV
Item 15. Exhibits and Financial Statement Schedules

Exhibit
Number	Description of Exhibits

31.1 *	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2 *	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1 *	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     * Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ THOMAS J. MADDEN
Thomas J. Madden,
Executive Vice President and Chief Financial and Accounting Officer

Date: April 29, 2008