Form 10-Q
period 2008-03-31
PFSWEB INC
filed 2008-05-15
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _________to _________
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At May 10, 2008 there were 46,586,180 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES
Form 10-Q
March 31, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	March 31,	December 31,
	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,721	$14,272
Restricted cash	4,166	2,021
Accounts receivable, net of allowance for doubtful accounts of $1,205 and $1,483 at March 31, 2008 and December 31, 2007, respectively	43,666	48,493
Inventories, net of reserves of $2,278 and $2,080 at March 31, 2008 and December 31, 2007, respectively	50,539	46,392
Other receivables	14,901	10,372
Prepaid expenses and other current assets	3,356	2,608

Total current assets	130,349	124,158

PROPERTY AND EQUIPMENT, net	11,412	11,918
IDENTIFIABLE INTANGIBLES	5,623	5,824
GOODWILL	15,362	15,362
OTHER ASSETS	845	911

Total assets	$163,591	$158,173

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$13,683	$22,238
Trade accounts payable	72,560	56,975
Accrued expenses	20,727	22,438

Total current liabilities	106,970	101,651

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	5,313	6,378
OTHER LIABILITIES	1,167	1,302

Total liabilities	113,450	109,331

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 46,579,564 and 46,574,189 shares issued at March 31, 2008 and December 31, 2007, respectively; and 46,493,264 and 46,487,889 outstanding at March 31, 2008 and December 31, 2007, respectively	47	47
Additional paid-in capital	92,292	92,084
Accumulated deficit	(45,324)	(45,738)
Accumulated other comprehensive income	3,211	2,534
Treasury stock at cost, 86,300 shares	(85)	(85)

Total shareholders’ equity	50,141	48,842

Total liabilities and shareholders’ equity	$163,591	$158,173

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2008	2007
REVENUES:
Product revenue, net	$90,291	$80,457
Service fee revenue	20,812	16,962
Pass-through revenue	7,366	6,988

Total net revenues	118,469	104,407

COSTS OF REVENUES:
Cost of product revenue	83,979	74,771
Cost of service fee revenue	13,844	12,664
Pass-through cost of revenue	7,366	6,988

Total costs of revenues	105,189	94,423

Gross profit	13,280	9,984

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, including stock based compensation expense of $201 and $209 in the three months ended March 31, 2008 and 2007, respectively	12,094	11,201
MERGER INTEGRATION EXPENSE	—	150
AMORTIZATION OF IDENTIFIABLE INTANGIBLES	202	204

Total operating expenses	12,296	11,555

Income (loss) from operations	984	(1,571)

INTEREST EXPENSE, NET	330	584

Income (loss) before income taxes	654	(2,155)
INCOME TAX EXPENSE, NET	240	206

NET INCOME (LOSS)	$414	$(2,361)

NET INCOME (LOSS) PER SHARE:
Basic	$0.01	$(0.05)

Diluted	$0.01	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	46,492	46,475

Diluted	47,199	46,475

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$414	$(2,361)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,581	1,994
Provision for doubtful accounts	—	67
Provision for excess and obsolete inventory	324	102
Deferred income taxes	(23)	4
Stock-based compensation	201	209
Changes in operating assets and liabilities:
Restricted cash	(441)	(92)
Accounts receivable	4,819	472
Inventories, net	(3,211)	739
Prepaid expenses, other receivables and other assets	(4,096)	(2,208)
Accounts payable, accrued expenses and other liabilities	11,815	(354)

Net cash provided by (used in) operating activities	11,383	(1,428)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(664)	(789)
Decrease in restricted cash	—	150

Net cash used in investing activities	(664)	(639)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(518)	(465)
Decrease (increase) in restricted cash	(1,704)	1,743
Proceeds from issuance of common stock	7	—
Proceeds from (payments on) debt, net	(9,409)	296

Net cash provided by (used in) financing activities	(11,624)	1,574

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	354	(1)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(551)	(494)

CASH AND CASH EQUIVALENTS, beginning of period	14,272	15,066

CASH AND CASH EQUIVALENTS, end of period	$13,721	$14,572

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under capital leases	$69	$1,237

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
PFSweb Overview
     PFSweb is an international provider of integrated business process outsourcing services to major brand name companies seeking to maximize their supply chain efficiencies and to extend their traditional and e-commerce initiatives in the United States, Canada, and Europe. PFSweb offers a broad range of services such as professional consulting, technology collaboration, managed web hosting and internet application development, order management, web-enabled customer contact centers, customer relationship management, financial services including billing and collection services and working capital solutions, information management, facilities and operations management, kitting and assembly services, and international fulfillment and distribution services.
Supplies Distributors Overview
     Supplies Distributors, PFSweb and InfoPrint Solutions Company (“IPS”) a joint venture company owned by Ricoh and International Business Machines Corporation (“IBM”), have entered into master distributor agreements under which Supplies Distributors acts as a master distributor of various products, primarily IPS product.
     Supplies Distributors has obtained certain financing that allows it to fund the working capital requirements for the sale of primarily IPS products. Pursuant to the transaction management services agreements between PFSweb and Supplies Distributors, PFSweb provides to Supplies Distributors transaction management and fulfillment services such as managed web hosting and maintenance, procurement support, web-enabled customer contact center services, customer relationship management, financial services including billing and collection services, information management, and international distribution services. Additionally, Supplies Distributors does not have its own sales force and relies upon outsourced sales force and product demand generation services. Supplies Distributors sells its products in the United States, Canada and Europe.
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
     The Company’s liquidity has been negatively impacted as a result of the merger with eCOST. Since the merger, eCOST has experienced a net usage of cash primarily due to losses incurred. As a result, the Company has had to support eCOST’s cash needs with the goal of achieving a stabilized operational position and profitable performance. The amount of additional cash needed to support eCOST operations

PFSweb, Inc. and Subsidiaries
Notes To Unaudited Interim Condensed Consolidated Financial Statements
will depend upon working capital requirements, bank financing availability as well as eCOST’s continued ability to improve its financial results. Further advances to eCOST may be limited by the Company’s current cash and future cash flow and may be restricted by the Company’s credit facility obligations.
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
     Management currently believes eCOST will meet the Company’s expectations related to improved overall profitability. The Company reported improvement in eCOST’s financial results during 2007 and the first quarter of 2008 and currently expects continued improvement as a result of efforts to increase sales, improve product mix and control operating costs, although there can be no assurance that these future improvements will be achieved. If eCOST does not meet future expectations, the Company currently anticipates that it would be able to terminate or sublease eCOST’s facilities, liquidate remaining inventory through the eCOST website and reduce personnel related costs as needed so as to minimize any material impact upon the Company’s other segments.
Basis of Presentation
     The unaudited interim condensed consolidated financial statements as of March 31, 2008, and for the three months ended March 31, 2008 and 2007, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of March 31, 2008, its results of operations for the three months ended March 31, 2008 and 2007 and its cash flows for the three months ended March 31, 2008 and 2007. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.
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

PFSweb, Inc. and Subsidiaries
Notes To Unaudited Interim Condensed Consolidated Financial Statements
Investment in Affiliates
     Priority Fulfillment Services, Inc. (“PFS”), a wholly-owned subsidiary of PFSweb, has made advances to Supplies Distributors which are evidenced by a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Subordinated Note cannot be increased to more than $6.5 million or decreased to lower than $5.5 million without prior approval of the Company’s lenders. As of March 31, 2008, the outstanding balance of the Subordinated Note was $5.5 million. The Subordinated Note is eliminated in the Company’s consolidated financial statements.
     PFS has also made advances to eCOST, which aggregated $8.4 million as of March 31, 2008. Certain of the Company’s debt facilities provide that the total advances to eCOST may not be less than $2.0 million without prior approval of eCOST’s lender or increased above $11.8 million without the approval of PFS’ lender. PFSweb has also advanced to eCOST $4.7 million as of March 31, 2008. Subject to certain restrictions, PFS has received the approval of its lender to advance an additional $3.3 million to certain of its subsidiaries, including eCOST, if needed.
Concentration of Business and Credit Risk
     The Company’s service fee revenue is generated under contractual service fee relationships with multiple client relationships. No clients/customers exceeded 10% of consolidated revenue during the three months ended March 31, 2008. A summary of the customer and client concentrations is as follows:

	Three Months Ended
	March 31,	March 31,
	2008	2007
Product Revenue (as a percentage of Product Revenue):
Customer 1	11%	9%
Customer 2	10%	10%

Service Fee Revenue (as a percentage of Service Fee Revenue):
Client 1	39%	24%
Client 2	10%	13%
Client 3	7%	13%

Accounts Receivable:
Client/Customer 1	5%	11%
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
     eCOST’s arrangements with its vendors are terminable by either party at will. Loss of any vendors could have a material adverse effect on its financial position, results of operations and cash flows. Sales of HP and HP-related products represented 57% of eCOST’s net revenues (13% of the Company’s consolidated total net revenues) in the three months ended March 31, 2008. Sales of these products in the three month period ended March 31, 2007 were 51% and 11% of eCOST’s net revenues and the

PFSweb, Inc. and Subsidiaries
Notes To Unaudited Interim Condensed Consolidated Financial Statements
Company’s consolidated net revenues, respectively.
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
Property and Equipment
     The Company’s property held under capital leases amounted to approximately $4.2 million and $4.6 million, net of accumulated amortization of approximately $11.2 million and $10.5 million, at March 31, 2008 and December 31, 2007, respectively.
Long-Lived Assets
     The Company reviews long-lived assets for impairment periodically, but at a minimum annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets include property, intangible assets, goodwill and certain other assets. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value would be determined using appraisals, discounted cash flow analysis or similar valuation techniques. The Company makes judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. The Company records impairment losses in the period in which it determines that the carrying amount is not recoverable. This may require the Company to make judgments regarding long-term forecasts of their future revenues and costs related to the assets subject to review.
Cash Paid
     The Company made payments for interest of approximately $0.4 million and $0.7 million during the three months ended March 31, 2008 and 2007, respectively. Income taxes of approximately $43,000 and $0.4 million were paid by the Company during the three months ended March 31, 2008 and 2007, respectively.
3. COMPREHENSIVE INCOME (LOSS) (in thousands)

	Three Months Ended
	March 31,
	2008	2007
Net income (loss)	$414	$(2,361)
Other comprehensive loss:
Foreign currency translation Adjustment	677	67

Comprehensive income (loss)	$1,091	$(2,294)

4. NET INCOME (LOSS) PER COMMON SHARE

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
     Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. For the three months ended March 31, 2008, common stock equivalents of 0.7 million outstanding options are included in the diluted weighted average number of shares outstanding. For the three months ended March 31, 2008, outstanding options of 2.2 million to purchase common shares were anti-dilutive and have been excluded from the weighted diluted average share computation. For the three months ended March 31, 2007, outstanding options of 5.9 million to purchase common shares were antidilutive and have been excluded from the weighted diluted average share computation for each period. Warrants not included in the calculation of diluted net loss per share for the three months ended March 31, 2007 were 0.6 million.
5. VENDOR FINANCING:
     Outstanding obligations under vendor financing arrangements consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Inventory and working capital financing agreements:
United States	$21,060	$23,667
Europe	22,602	13,340

Total	$43,662	$37,007

Inventory and Working Capital Financing Agreement, United States
     Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of IPS products in the United States, providing financing for eligible IPS inventory and for certain receivables up to $30.5 million through its expiration in March 2009. As of March 31, 2008, Supplies Distributors had $3.4 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $5.5 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (5.75% as of March 31, 2008). The facility also includes a monthly service fee. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.
Inventory and Working Capital Financing Agreement, Europe
     Supplies Distributors’ European subsidiaries have a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance their distribution of IPS products in Europe. The asset based credit facility with IBM Belgium provides up to 16.0 million Euros (approximately $25.3 million) in financing for purchasing IPS inventory and for certain receivables through its expiration in March 2009. As of March 31, 2008, Supplies Distributors’ European subsidiaries had 4.9 million euros ($7.7 million) of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors and its European subsidiaries to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Distributors’ European subsidiaries, as well as collateralized guaranties of Supplies Distributors and PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $5.5 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at Euribor plus 1.5% (5.9% as of March 31, 2008). Supplies Distributors’ European subsidiaries pay a monthly service fee on the commitment. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.
7. DEBT AND CAPITAL LEASE OBLIGATIONS;
     Outstanding obligations under debt and capital lease obligations consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Loan and security agreements, United States
Supplies Distributors	$8,003	$10,353
PFS	2,300	7,225
Credit facility — eCOST	—	—
Factoring agreement, Europe	330	1,212
Taxable revenue bonds	3,200	4,000
Master lease agreements	4,716	5,033
Other	491	793

Total	19,040	28,616
Less current portion of long-term debt	13,727	22,238

Long-term debt, less current portion	$5,313	$6,378

Loan and Security Agreement — Supplies Distributors
     Supplies Distributors has a loan and security agreement with Wachovia Bank, N.A. (“Wachovia”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of March 31, 2008, Supplies Distributors had $4.4 million of available credit under this agreement. The Wachovia facility expires on the earlier of March 29, 2009 or the date on which the parties to the IPS master distributor agreement no longer operate under the terms of such agreement and/or IPS no longer supplies products pursuant to such agreement. Borrowings under the Wachovia facility accrue interest at prime rate or Eurodollar rate plus 1.75% to 2.25%, dependent on excess availability, as defined. The interest rate as of March 31, 2008 was 6.0% for $4.0 million of outstanding borrowings and 5.1% for $4.0 million of outstanding borrowings. This agreement contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $5.5 million and restricted cash of less than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks and Wachovia pursuant to which a security interest was granted to Wachovia for all U.S. and Canadian customer remittances received in specified bank accounts. At March 31, 2008 and December 31, 2007, these bank accounts held $1.5 million and $1.4 million, respectively, which was restricted for payment to Wachovia.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Loan and Security Agreement — PFSweb
     PFS has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”). The Comerica Agreement provides for up to $10.0 million of eligible accounts receivable financing (“Working Capital Advances”) through March 2009. Outstanding Working Capital Advances, $2.3 million as of March 31, 2008, accrue interest at prime rate plus 1% (6.25% as of March 31, 2008). As of March 31, 2008, PFS had $6.7 million of available credit under this facility. In April 2008, the Company repaid the $2.3 million of Working Capital Advances outstanding as of March 31, 2008. The Comerica Agreement contains cross default provisions, various restrictions upon PFS’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the subordinated note receivable from Supplies Distributors to a maximum of $6.5 million. Subject to certain restrictions, Comerica has provided approval for PFS to advance an additional $3.3 million to certain of its subsidiaries, including eCOST, if needed. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb, Inc.
Credit Facility — eCOST
     eCOST has an asset-based line of credit facility of up to $7.5 million from Wachovia, through May 2009, which is collateralized by substantially all of eCOST’s assets. Borrowings under the facility are limited to a percentage of eligible accounts receivable and inventory. Outstanding amounts under the facility bear interest at rates ranging from the prime rate to the prime rate plus 0.5% (5.75% as of March 31, 2008), depending on eCOST’s financial results. As of March 31, 2008, eCOST had $1.6 million of letters of credit outstanding and $1.9 million of available credit under this facility. In connection with the line of credit, eCOST entered into a cash management arrangement whereby eCOST’s operating amounts are considered restricted and swept and used to repay outstanding amounts under the line of credit. As of March 31, 2008 and December 31, 2007, the restricted cash amount was $0.9 million and $0.5 million, respectively. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, and requires a minimum tangible net worth of $0 million, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.
Factoring Agreement
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million euros (approximately $11.9 million) of eligible accounts receivables through March 2009. As of March 31, 2008, Supplies Distributors’ European subsidiary had approximately 2.4 million euros ($3.8 million) of available credit under this agreement. Borrowings accrue interest at Euribor plus 0.6% (5.0% at March 31, 2008). This agreement contains various restrictions upon the ability of Supplies Distributors’ European subsidiary to, among other things, merge, consolidate and incur indebtedness, as well as financial covenants, such as minimum net worth. This agreement is secured by a guarantee of Supplies Distributors, up to a maximum of 200,000 euros.
Taxable Revenue Bonds
     PFS has a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of $5 million MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned the proceeds of the Bonds to PFSweb for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in the Company’s Southaven, Mississippi distribution facility. The Bonds bear interest at a variable rate (3.3% as of March 31, 2008), as determined by Comerica Securities, as Remarketing Agent. PFS, at its option, may convert the Bonds to a fixed rate, to be determined by the Remarketing Agent at the time of conversion.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
     The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) in the initial face amount of $5.1 million issued by Comerica pursuant to a Reimbursement Agreement between PFS and Comerica under which PFS is obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has a maturity date of April 2009 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof. If the Letter of Credit is renewed or replaced, the Bonds require future annual principal repayments of $800,000 in January of each year through 2012. PFS’s obligations under the Reimbursement Agreement are secured by substantially all of the assets of PFS, including restricted cash of $1.5 million and a Company parent guarantee.
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
Master Lease Agreements
     The Company has a Term Lease Master Agreement with IBM Credit Corporation (“Master Lease Agreement”) that provides for leasing or financing transactions of equipment and other assets, which generally have terms of 3 years. The outstanding leasing transactions ($0.9 million as of March 31, 2008 and December 31, 2007) are secured by the related equipment.
     The Company has two other master agreements with financing companies that provide for leasing or financing transactions of certain equipment. The amounts outstanding under these agreements were $1.6 million and $1.8 million as of March 31, 2008 and December 31, 2007, respectively, and are secured by the related equipment.
     The Company has other leasing and financing agreements and will continue to enter into those arrangements as needed to finance the purchasing or leasing of certain equipment or other assets. Borrowings under these agreements are generally secured by the related equipment.
8. SEGMENT INFORMATION
     The Company is organized into three operating segments: PFSweb is an international provider of integrated business process outsourcing solutions and operates as a service fee business; Supplies Distributors is a master distributor primarily of IPS products; and eCOST is a multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements

	Three Months Ended
	March 31,
	2008	2007
Revenues (in thousands):
PFSweb	$30,280	$26,084
Supplies Distributors	62,322	58,810
eCOST	27,969	21,647
Eliminations	(2,102)	(2,134)

	$118,469	$104,407

Income (loss) from operations (in thousands):
PFSweb	$99	$(1,612)
Supplies Distributors	1,652	1,367
eCOST	(767)	(1,326)
Eliminations	—	—

	$984	$(1,571)

Depreciation and amortization (in thousands):
PFSweb	$1,335	$1,745
Supplies Distributors	4	4
eCOST	242	245
Eliminations	—	—

	$1,581	$1,994

Capital expenditures (in thousands):
PFSweb	$605	$738
Supplies Distributors	6	7
eCOST	53	44
Eliminations	—	—

	$664	$789

	March 31,	December 31,
	2008	2007
Assets (in thousands):
PFSweb	$103,660	$102,950
Supplies Distributors	85,948	79,446
eCOST	32,639	33,615
Eliminations	(58,656)	(57,838)

	$163,591	$158,173

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
10. SUBSEQUENT EVENT
     On May 13, 2008, the Company announced that its Board of Directors had approved a 1-for-4.7 reverse stock split of its Common Stock which is expected to be effective as of June 2, 2008. All references to number of shares of the Company’s Common Stock (including options to purchase shares of Common Stock) in this Quarterly Report are as of the date hereof, or such earlier date as may be indicated, and do not reflect the reverse stock split.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.
Forward-Looking Information
     We have made forward-looking statements in this Report on Form 10-Q. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “seek,” “strive,” “believe,” “expect,” “anticipate,” “predict,” “potential,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “target” and “estimate” or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to those set forth above or elsewhere in this Report on Form 10-Q and our Form 10-K for the year ended December 31, 2007, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:
•	our ability to retain and expand relationships with existing clients and attract and implement new clients;

•	our reliance on the fees generated by the transaction volume or product sales of our clients;

•	our reliance on our clients’ projections or transaction volume or product sales;

•	our dependence upon our agreements with International Business Machines Corporation (“IBM”) and InfoPrint Solutions Company (“IPS”), a joint venture company owned by Ricoh and IBM;

•	our dependence upon our agreements with our major clients;

•	our client mix, their business volumes and the seasonality of their business;

•	our ability to finalize pending contracts;

•	the impact of strategic alliances and acquisitions;

•	trends in e-commerce, outsourcing, government regulation both foreign and domestic and the market for our services;

•	whether we can continue and manage growth;

•	increased competition;

•	our ability to generate more revenue and achieve sustainable profitability;

•	effects of changes in profit margins;

•	the customer and supplier concentration of our business;

•	the unknown effects of possible system failures and rapid changes in technology;

•	foreign currency risks and other risks of operating in foreign countries;

•	potential litigation;

•	potential delisting and impact of reverse stock split;

•	our dependency on key personnel;

•	the impact of new accounting standards, and changes in existing accounting rules or the interpretations of those rules;

•	our ability to raise additional capital or obtain additional financing;

•	our ability and the ability of our subsidiaries to borrow under current financing arrangements and maintain compliance with debt covenants;

•	relationship with and our guarantees of certain of the liabilities and indebtedness of our subsidiaries;

•	whether outstanding warrants issued in a prior private placement will be exercised in the future;

•	our ability to successfully achieve the anticipated benefits of our merger with eCOST;

•	taxation on the sale of our products;

•	eCOST’s potential indemnification obligations to its former parent;

•	eCOST’s ability to maintain existing and build new relationships with manufacturers and vendors and the success of its advertising and marketing efforts;

•	eCOST’s ability to increase its sales revenue and sales margin and improve operating efficiencies; and

•	eCOST’s ability to generate projected cash flows sufficient to cover the values of its intangible assets.
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
     First, in our business process outsourcing segment we derive our revenues from a broad range of services, including professional consulting, technology collaboration, order management, managed web hosting and web development, customer relationship management, financial services including billing and collection services and working capital solutions, kitting and assembly services, information management and international fulfillment and distribution services. We offer our services as an integrated solution, which enables our clients to outsource their complete infrastructure needs to a single source and to focus on their core competencies. Our distribution services are conducted at warehouses that we lease or manage and include real-time inventory management and customized picking, packing and shipping of our clients’ customer orders. We currently offer the ability to provide infrastructure and distribution solutions to clients that operate in a range of vertical markets, including technology manufacturing, computer products, printers, cosmetics, fragile goods, high security collectibles, pharmaceuticals, contemporary home furnishings, apparel, aviation, telecommunications and consumer electronics, among others.
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
     Our second business segment is a product revenue model. In this segment, we are a master distributor of product for IPS and certain other clients. In this capacity, we purchase, and thus own, inventory and recognize the corresponding product revenue. As a result, upon the sale of inventory, we own the accounts receivable. Freight costs billed to customers are reflected as components of product revenue. This business segment requires significant working capital requirements, for which we have senior credit facilities to provide for more than $90 million of available financing.
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
Results of Operations
For the Three-Month Periods Ended March 31, 2008 and 2007
     The following table sets forth certain historical financial information from our unaudited interim condensed consolidated statements of operations expressed as a percent of net revenues.

	Three Months Ended				% of Total
	March 31,		Change		Revenue
	2008	2007	$	%	2008		2007
Revenues:
Product revenue, net	$90.3	$80.5	$9.8	12.2%	76.2%		77.1%
Service fee revenue	20.8	17.0	3.8	22.7%	17.6%		16.2%
Pass-through revenue	7.4	7.0	0.4	5.4%	6.2%		6.7%

Total net revenues	118.5	104.4	14.1	13.5%	100.0%		100.0%

Cost of Revenues
Cost of product revenue	84.0	74.8	9.2	12.3%	93.0	%(1)	92.9%	(1)
Cost of service fee revenue	13.8	12.7	1.1	9.3%	66.5	%(2)	74.7%	(2)
Pass-through cost of revenue	7.4	7.0	0.4	5.4%	100.0	%(3)	100.0%	(3)

Total cost of revenues	105.2	94.4	10.8	11.4%	88.8%		90.4%

Product revenue gross profit	6.3	5.7	0.6	11.0%	7.0	%(1)	7.1%	(1)
Service fee gross profit	7.0	4.3	2.7	62.1%	33.5	%(2)	25.3%	(2)
Pass-through gross profit	—	—	—	—%	—	%(3)	—	%(3)

Total gross profit	13.3	10.0	3.3	33.0%	11.2%		9.6%
Operating Expenses	12.3	11.6	0.7	6.4%	10.4%		11.1%

Income (loss) from operations	1.0	(1.6)	2.6	(162.6)%	0.8%		(1.5)%
Interest expense, net	0.4	0.6	(0.2)	(43.5)%	0.3%		0.6%

Income (loss) before income taxes	0.6	(2.2)	2.8	(130.3)%	0.6%		(2.1)%

Income tax expense, net	0.2	0.2	—	16.5%	0.2%		0.2%

Net income (loss)	$0.4	$(2.4)	$2.8	(117.5)%	0.3%		(2.3)%

(1)	Represents the percent of Product revenue, net.

(2)	Represents the percent of Service fee revenue.

(3)	Represents the percent of Pass-through revenue.
     Product Revenue, net. eCOST product revenue was $28.0 million in the three months ended March 31, 2008, a 29.2% increase as compared to $21.6 million in the comparable quarter of the prior year. The increase is primarily due to the continued emphasis on growth through an expanded product line, improved service capabilities and enhanced website capabilities.
     Supplies Distributors product revenue of $62.3 million increased $3.5 million, or 6.0% in the three months ended March 31, 2008 as compared to the same quarter of the prior year. This increase was primarily due to the negative impact of foreign currency fluctuations during the 2007 three month period that created alternative purchasing channels for certain customers, which did not occur in 2008.
     Service Fee Revenue. Service fee revenue for the three months ended March 31, 2008 included increased service fees generated from the impact of new service contract relationships that were added in 2007, benefits from incremental project work and a modified contract with an existing client. The change in service fee revenue is shown below ($ millions):

Period ended March 31, 2007	$17.0
New service contract relationships, including certain incremental projects under new contracts	1.1
Change in existing client service fees and certain incremental projects with existing clients	4.0
Terminated clients not included in 2008 revenue	(1.3)

Period ended March 31, 2008	$20.8

     Service fee revenue for the three months ended March 31, 2008 included approximately $0.7 million of fees earned from client contracts terminated during late 2007 or during the three months ended March 31, 2008.

     Based on historical activity and current projection of existing clients, including new clients signed in 2007, we currently anticipate that 2008 annual service fee revenue will be higher than 2007 annual service fee revenue.
     Cost of Product Revenue. The gross margin for eCOST was $2.2 million or 8.0% of product revenue in the three months ended March 31, 2008 and $1.8 million or 8.4% of product revenue during the comparable period of 2007. Gross margin for eCOST decreased from the prior period primarily due to a shift in the product mix that resulted in increased sales of lower margin product.
     Supplies Distributors cost of product revenue increased by $3.4 million, or 6.0%, to $58.3 million in the three months ended March 31, 2008, primarily as a result of increased product sales. The resulting gross profit margin was $4.1 million or 6.5% of product revenue for the three months ended March 31, 2008 and $3.9 million or 6.6% of product revenue for the comparable 2007 period.
     Cost of Service Fee Revenue. The increase in gross profit as a percentage of service fees to 33.5% in the three months ended March 31, 2008 from 25.3% in same period of 2007 is primarily due to the timing of certain existing client projects and the impact of a modified contract with an existing client. In addition, the three months ended March 31, 2007 reflects lower gross margin on several new clients added in late 2006, which generally operate at lower margins in the first several quarters after implementation. We expect to earn an overall average gross profit of 25-30% on existing and new service fee contracts, but we have and may continue to accept lower gross margin percentages on certain contracts depending on contract scope and other factors.
     Operating Expenses. Operating expenses for the three months ended March 31, 2008 include an increase in certain personnel related expenses partially offset by a favorable impact on exchange rates on intercompany accounts during the three month 2008 period.
     In 2008, we anticipate incremental operating expenses for certain of our facilities to support our anticipated growth in revenue; however, as a percentage of net revenues, we are targeting operating expenses to remain relatively constant or lower than prior year levels.
     Income Taxes. We recorded a tax provision associated primarily with our subsidiary Supplies Distributors’ Canadian and European operations. We did not record a federal income tax benefit associated with our consolidated net loss in our U.S. operations or for our PFSweb Canadian pre-tax losses in the current or prior periods. A valuation allowance has been provided for the majority of our net deferred tax assets as of March 31, 2008 and December 31, 2007, which are primarily related to our net operating loss carryforwards, and certain foreign deferred tax assets. We expect that we will continue to record an income tax provision associated with Supplies Distributors’ Canadian and European results of operations.
Liquidity and Capital Resources
     Net cash provided by operating activities was $11.4 million for the three months ended March 31, 2008, and primarily resulted from an $11.8 million of increase in accounts payable, accrued expenses and other liabilities, a $4.8 million decrease in accounts receivable and cash income before working capital changes of $2.5 million. These benefits were offset by a $4.1 million increase in prepaid expenses, other receivables and other assets, a $3.2 million increase in inventories and an increase in restricted cash of $0.4 million.
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
     Net cash used in investing activities for the three months ended March 31, 2008 totaled $0.7 million, resulting from capital expenditures.
     Net cash used in investing activities for the three months ended March 31, 2007 totaled $0.6 million, representing capital expenditures of $0.8 million partially offset by a decrease in restricted cash of $0.2 million.

     Capital expenditures have historically consisted primarily of additions to upgrade our management information systems, and general expansion of our facilities, both domestic and foreign. We expect to incur capital expenditures to support new contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate that our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months will be approximately $5 to $8 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients as well as the eCOST infrastructure. To maintain our current operating cash position, a portion of these expenditures may be financed through debt, operating or capital leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event that we do not obtain the financing or achieve the revenue necessary to support such investments.
     Net cash used in financing activities was approximately $11.6 million for the three months ended March 31, 2008, primarily representing $9.4 million of payments on debt, a $1.7 million increase in restricted cash and payments on capital leases of $0.5 million.
     Net cash provided by financing activities was approximately $1.6 million for the three months ended March 31, 2007, primarily representing $1.7 million decrease in restricted cash and $0.3 million of proceeds on debt, partially offset by $0.5 million of payments on capital leases.
     Our liquidity has been negatively impacted as a result of the merger with eCOST. eCOST has experienced a net usage of cash primarily due to losses incurred. As a result, during the process of transitioning and integrating eCOST’s operations, PFSweb has had to support eCOST’s cash needs with the goal of achieving a stabilized operational position. The amount of further cash needed to support eCOST operations will depend upon the financing available as well as eCOST’s continued ability to improve its financial results. eCOST’s results have improved during 2007 and the first quarter of 2008 and we currently expect continued improvement as a result of efforts to increase sales, improve product mix and further improve operational efficiencies.
     During the three months ended March 31, 2008, our working capital increased to $23.4 million from $22.5 million at December 31, 2007, primarily as a result of improved cash flows from operations. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities, entering into new debt agreements or transferring to third parties a portion of our subordinated loan balance due from Supplies Distributors. In conjunction with certain of these alternatives, we may be required to provide certain letters of credit to secure these arrangements. No assurances can be given that we will be successful in obtaining any additional financing or the terms thereof. We currently believe that our cash position, financing available under our credit facilities and funds generated from operations (including our anticipated revenue growth and/or cost reductions to offset lower than anticipated revenue growth) will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our lease obligations, and additional loans to our subsidiaries Supplies Distributors and eCOST, if necessary, for at least the next twelve months.
     The following is a schedule of our total contractual cash obligations which is comprised of operating leases, debt, vendor financing and capital leases (including interest) as of March 31, 2008, (in millions):

	Payments Due By Period
		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Debt and vendor financing	$58,951	$55,831	$2,100	$1,020	$—
Capital lease obligations	4,562	1,951	2,313	298	—
Operating leases	22,413	8,327	11,664	2,422	—

Total	$85,926	$66,109	$16,077	$3,740	$—

     In support of certain debt instruments and leases, as of March 31, 2008, we had $4.2 million of cash restricted for payment of capital expenditures or repayments to lenders. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain of our subsidiaries’ credit facilities. Many of these facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other credit facilities and agreements. These covenants include minimum levels of net worth for the individual borrower subsidiaries and restrictions on the ability of the borrower subsidiaries to advance funds to other borrower subsidiaries. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. In particular, in the event eCOST is unable to increase its revenue and/or gross profit from its present levels, it may fail to comply with one or more of the financial covenants required under its working capital line of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and payment under our parent guaranty. A requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of March 31, 2008, we were in compliance with all debt covenants. We do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.
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
     To finance their distribution of IPS products, Supplies Distributors and its subsidiaries have short-term credit facilities with IBM Credit LLC (“IBM Credit”) and IBM Belgium Financial Services S.A. (“IBM Belgium”). We have provided a collateralized guaranty to secure the repayment of these credit facilities. These asset-based credit facilities provided financing for up to $30.5 million and up to 16.0 million Euros (approximately $25.3 million) with IBM Credit and IBM Belgium, respectively. These agreements expire in March 2009.
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
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million Euros (approximately $11.9 million) of eligible accounts receivables through March 2009.
     These credit facilities contain cross default provisions, various restrictions upon the ability of Supplies Distributors and its subsidiaries to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as cash flow from operations, annualized revenue to working capital, net profit after tax to revenue, minimum net worth and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, we are required to maintain a subordinated loan to Supplies Distributors of no less than $5.5 million, maintain restricted cash of less than $5.0 million, are restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure and a minimum shareholders’ equity of at least $18.0 million. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or its subsidiaries under these facilities if they are unable to do so. We have also provided a guarantee of the obligations of Supplies Distributors and its subsidiaries to IBM and IPS, excluding the trade payables that are financed by IBM credit.
     Our subsidiary, Priority Fulfillment Services, Inc. (“PFS”), has entered into a Loan and Security Agreement with Comerica Bank (“Comerica”), which provides for up to $10.0 million of eligible accounts receivable financing through March 2009. We entered this Agreement to supplement our existing cash position, and provide funding for our current and future operations, including our targeted growth. The Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, and a minimum liquidity ratio, as defined. The agreement also limits PFS’s ability to increase the subordinated loan to Supplies Distributors to more than $6.5 million and provides the approval for PFS to advance an additional $3.3 million to certain of its subsidiaries, including eCOST, with certain restrictions, if needed. The agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb.
     eCOST currently has an asset-based line of credit facility of up to $7.5 million with Wachovia, which is collateralized by substantially all of eCOST’s assets and expires in May 2009. Borrowings under the facility are limited to a percentage of eligible accounts receivable and letter of credit availability is limited to a percentage of accounts receivable and inventory. As of March 31, 2008, eCOST had $1.6 million of letters of credit outstanding and $1.9 million of available credit under this facility. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as a minimum tangible net worth of $0 million, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.
     In 2004, PFS incurred more than $5 million in capital expenditures to support incremental business from a distribution facility in Southaven, MS. PFS financed a significant portion of these expenditures through a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) pursuant to which the MBFC issued $5 million MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned PFS the proceeds of the Bonds for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in our Southaven, Mississippi distribution facility. The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) in the initial face amount of $5.1 million issued by Comerica pursuant to a Reimbursement Agreement between us and Comerica under which PFS is obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has a maturity date of April 2009 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof. The amount outstanding on this Loan Agreement as of March 31, 2008 was $3.2 million. PFS’s obligations under the Reimbursement Agreement are secured by substantially all of its assets, including restricted cash of $1.5 million and a Company parent guarantee.
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
     To the extent we fail to comply with the various debt covenants described above, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. Any requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of March 31, 2008, we were in compliance with all debt covenants.
     eCOST has historically incurred significant operating losses and used cash to fund its operations. As a result, we have been required to invest cash to fund eCOST’s operations, which we may not be able to continue to do without approval from our lenders. The amount of further cash needed to support eCOST operations depends upon the financing available under its credit line as well as eCOST’s ability to improve its financial results. Through March 31, 2008, we have advanced $13.1 million to eCOST to fund eCOST’s cash flow requirements and have lender approval to advance an additional $3.3 million, with certain restrictions, to certain of our subsidiaries, including eCOST. In the event we need to invest further cash to eCOST, we may be required to seek approval from our lenders to provide such funds. We can provide no assurance that we will receive such approval from our lenders or any terms or conditions required by our lenders in order to obtain such approval. In addition, PFSweb has provided a guaranty of eCOST’s bank line of credit and certain eCOST vendor trade payables.
     If eCOST is unable to meet its requirements under its debt obligations and bank facility, the guarantees referred to above could be called upon.
     We receive municipal tax abatements in certain locations. During 2004 we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements. In December 2006, we received notice that the municipal authority planned to make an adjustment to our tax abatement. We have disputed the adjustment, but if the dispute is not resolved favorably, additional taxes of $1.7 million could be assessed against us.
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
Seasonality
     The seasonality of our service fee business is dependent upon the seasonality of our clients’ business and sales of their products. Accordingly, our management must rely upon the projections of our clients in assessing quarterly variability. We believe that with our current client mix and their current business volumes, our service fee business activity will be at it lowest in the quarter ended March 31. We anticipate that our Supplies Distributors’ product revenue will be highest during the quarter ended December 31. Our eCOST business is moderately seasonal, reflecting the general pattern of peak sales for the retail industry during the holiday shopping season. Typically, a larger portion of our eCOST revenues occur during the fourth fiscal quarter. We believe that our historical revenue growth makes it difficult to predict the effect of seasonality on our future revenues and results of operations.
     We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.

Inflation
     Management believes that inflation has not had a material effect on our operations.
Critical Accounting Policies
     A description of critical accounting policies is included in Note 2 of the consolidated financial statements in our December 31, 2007 Annual Report on Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
     We are exposed to various market risks including interest rates on financial instruments and foreign exchange rates.
Interest Rate Risk
     Our interest rate risk exists from our outstanding balances on our inventory and working capital financing agreements, taxable revenue bonds, loan and security agreements and factoring agreement for the financing of inventory, accounts receivable and certain other receivables and certain equipment, which amounted to $62.7 million at March 31, 2008. A 100 basis point movement in interest rates would result in approximately $0.2 million annualized increase or decrease in interest expense based on the outstanding balance of these agreements at March 31, 2008.
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
ITEM 1A. Risk Factors
     There have been no material changes with regard to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commissions on March 31, 2008 other than those listed below.
Risks Related to Our PFS and Supplies Distributors Operating Segments
Our business is subject to the risk of customer and supplier concentration.
     For the three months ended March 31, 2008 and 2007, a U.S. government agency with whom we have a contractual relationship, a consumer products company and Xerox Corporation represented approximately 39%, 7% and 10%, respectively, and approximately 24%, 13% and 13%, respectively of our total service fee revenue, net of pass-through revenue. The loss of, or non-payment of invoices by, any or all of such clients would have a material adverse effect upon our business. In particular, the agreement under which we provide services to such clients are terminable at will upon notice by such clients.
     A substantial portion of our Supplies Distributors product revenue was generated by sales of product purchased under master distributor agreements with the Printing System Division of IBM and was dependent on IBM’s business and the continuing market for IBM products. Supplies Distributors does not have its own sales force and relies upon an outsourced sales force and product demand generation services. In January 2007, IBM and Ricoh announced the planned formation of a joint venture company to succeed the business of IBM’s Printing Systems Division. Upon closing of the agreement in June 2007, Ricoh acquired 51% of the joint venture, which is called InfoPrint Solutions Company (“IPS”), and stated its intentions to progressively acquire the remaining 49% over the next three years. IPS is expected to eventually become a fully owned subsidiary of Ricoh. Although our prior master distributor agreements with IBM have been assigned to IPS, these agreements are terminable at will and no assurance can be given that InfoPrint Solutions Company will continue the master distributor agreements with Supplies Distributors. A termination of this relationship or a decline in customer demand for these products would have a material adverse effect on Supplies Distributors’ business and the Company’s financial condition.
     Sales by Supplies Distributors to two customers accounted for approximately 30% of Supplies Distributors’ total product revenue for the three months ended March 31, 2008. Sales to the same two customers accounted for approximately 26% of Supplies Distributors’ product revenue for the three months ended March 31, 2007. The loss of any one or more of such customers, or non-payment of any material amount by these or any other customer, would have a material adverse effect upon Supplies Distributors’ business. Supplies Distributors also relies upon outsourced sales force and product demand generation services and the termination of such services would have a material impact upon Supplies Distributors’ business.
Risks Related to eCOST, our Online Discount Retailer Segment
Our business is subject to the risk of supplier concentration.
     Our business is dependent on sales of Hewlett Packard (HP) and HP-related products, which represented approximately 57% of eCOST’s net revenues (13% of our consolidated net revenues) in the three months ended March 31, 2008 and 51% of eCOST’s net revenues (11% of our consolidated net revenues) in comparable period of 2007. If our ability to purchase direct from HP is terminated or restricted, or if the demand for HP and HP-related products declines, our business will be materially adversely affected.
Taxation Risks Could Cause Our Future Sales to Decrease
     We do not collect sales or other taxes on shipments of most of our goods into most states in the U.S. One or more states may seek to impose sales or other tax collection obligations on out-of-jurisdiction e-commerce companies. A successful assertion by one or more states that we should collect sales or other taxes on the sale of merchandise or services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional retailers or internet retailers who do not collect sales tax, and otherwise harm our business. For example, New York State recently enacted legislation which, if not overturned, would impose sales tax liability upon Internet retailers who pay commissions, such as click-through charges, to independent third parties who are New York residents.
Risks Related to Our Stock
Our common stock could be delisted from the Nasdaq Capital Market.
     Our common stock is currently listed on the Nasdaq Capital Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq Capital Market. These requirements include maintaining a minimum closing bid price of $1.00. On April 7, 2008, we received a Nasdaq Staff Deficiency Letter indicating that, based on a review of our closing bid price for the previous 30 business days, we were not in compliance with the minimum $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market. We have been afforded a 180-day grace period to achieve compliance through achieving or exceeding the $1.00 minimum bid price requirement for 10 consecutive business days. If necessary to maintain our listing, we may effect a reverse stock split. As of May 15, 2008, we currently meet all the minimum continued listing requirements for the Nasdaq Capital Market except for the $1.00 minimum bid price.
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
Our reverse stock split could have an adverse impact on our common stock.
     Our recently announced 1-for-4.7 reverse stock split could cause a reduction in the total market value of our common stock and increase the volatility of our stock price. We cannot assure you that the total market capitalization of our common stock after the reverse stock split will be equal to or greater than the total market capitalization before the reverse stock split or that the per share market price of our common stock following the reverse stock split will either exceed or remain higher than the pre-split per share market price. Consequently, no assurance can be given that we will not be at risk for delisting after the reverse split is effected. The reverse stock split may reduce the liquidity of our common stock and thereby reduce the value of our common stock and our ability to use our equity as consideration for an acquisition or other corporate opportunity. In addition, the reverse split will decrease the number of shares outstanding, giving individual orders the potential to create increased volatility in our stock price. As a result of the reverse stock split, we will be authorized to issue significantly more shares of our common stock which could have a material adverse affect on the market price of our common stock.
     As a result of the reverse split, effective as of June 2, 2008, the number of shares of our Common Stock issued and outstanding will be reduced form 46,499,880 to approximately 9,893,591. The reverse split will not affect the number of authorized shares of Common Stock which will remain at 75,000,000. Therefore, as the result of the reverse split, the number of authorized and unissued and unreserved shares of our Common Stock will increase from 28,500,120 to approximately 65,106,409 and the number of authorized and reserved shares of our Common Stock will decrease from 6,118,417 to approximately 1,301,790. We presently have no plans, proposals or arrangements for the issuance of any such authorized, unreserved and unissued shares.
     Potential Anti-Takeover Effect
     Although the reverse stock split was not effected in response to any effort of which we are aware to accumulate shares of our Common Stock or obtain control of the Company, nor is it part of a plan by management to recommend a series of similar amendments to our Board of Directors and stockholders or take any other actions that could be construed to affect the ability of third parties to take over or change control of the Company, the increased proportion of unissued authorized shares to issued shares could, under certain circumstances, have an anti-takeover effect (for example, by permitting issuances that would dilute the stock ownership of a person seeking to effect a change in the composition of our Board of Directors or contemplating a tender offer or other transaction for the combination of the Company with another company).
ITEM 2. Changes in Securities and Use of Proceeds
     None
ITEM 3. Defaults Upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
     None
ITEM 5. Other Information
     None
ITEM 6. Exhibits
     a) Exhibits:

Exhibit
No.	Description of Exhibits
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

10.82*	Sixth Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation

10.83*	Amendment 9 to Agreement for Inventory Financing

10.84*	Amendment 8 to Amended and Restated Platinum Plan Agreement

10.85*	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule

10.86*	Sixth Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

10.87*	2008 Management Bonus Plan

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657) and Annual Report on Form 10-K for the Fiscal Year ended December 31, 2005 filed on March 31, 2006.

*	Filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 15, 2008

PFSweb, Inc.
By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer, Chief Accounting Officer, Executive Vice President

INDEX TO EXHIBITS

Exhibit
No.	Description of Exhibits
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

10.82*	Sixth Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation

10.83*	Amendment 9 to Agreement for Inventory Financing

10.84*	Amendment 8 to Amended and Restated Platinum Plan Agreement

10.85*	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule

10.86*	Sixth Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

10.87*	2008 Management Bonus Plan

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657) and Annual Report on Form 10-K for the Fiscal Year ended December 31, 2005 filed on March 31, 2006.

*	Filed herewith