Form 10-Q
period 2008-06-30
PFSWEB INC
filed 2008-08-14
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
At August 14, 2008 there were 9,931,137 shares of registrant’s common stock outstanding (after giving effect to the 1-for-4.7 common share reverse stock split effective June 2, 2008).

PFSWEB, INC. AND SUBSIDIARIES
Form 10-Q
June 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	June 30,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,972	$14,272
Restricted cash	3,836	2,021
Accounts receivable, net of allowance for doubtful accounts of $999 and $1,483 at June 30, 2008 and December 31, 2007, respectively	39,669	48,493
Inventories, net of reserves of $2,358 and $2,080 at June 30, 2008 and December 31, 2007, respectively	52,715	46,392
Other receivables	15,995	10,372
Prepaid expenses and other current assets	3,795	2,608

Total current assets	129,982	124,158

PROPERTY AND EQUIPMENT, net	11,122	11,918
IDENTIFIABLE INTANGIBLES	5,421	5,824
GOODWILL	15,362	15,362
OTHER ASSETS	933	911

Total assets	$162,820	$158,173

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$17,601	$22,238
Trade accounts payable	69,117	56,975
Accrued expenses	22,357	22,438

Total current liabilities	109,075	101,651

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	2,561	6,378
OTHER LIABILITIES	831	1,302

Total liabilities	112,467	109,331

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 9,911,762 and 9,909,401 shares issued at June 30, 2008 and December 31, 2007, respectively; and 9,930,123 and 9,891,040 outstanding at June 30, 2008 and December 31, 2007, respectively	10	10
Additional paid-in capital	92,496	92,121
Accumulated deficit	(45,262)	(45,738)
Accumulated other comprehensive income	3,194	2,534
Treasury stock at cost, 18,361 shares	(85)	(85)

Total shareholders’ equity	50,353	48,842

Total liabilities and shareholders’ equity.	$162,820	$158,173

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES:
Product revenue, net	$83,048	$84,678	$173,339	$165,135
Service fee revenue	21,254	17,646	42,066	34,608
Pass-through revenue	6,382	6,076	13,748	13,064

Total net revenues	110,684	108,400	229,153	212,807

COSTS OF REVENUES:
Cost of product revenue	76,368	77,798	160,347	152,569
Cost of service fee revenue	15,105	12,635	28,949	25,299
Pass-through cost of revenue	6,382	6,076	13,748	13,064

Total costs of revenues	97,855	96,509	203,044	190,932

Gross profit	12,829	11,891	26,109	21,875

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, including stock based compensation expense of $128 and $188 in the three months ended June 30, 2008 and 2007, respectively, and $329 and $397 in the six months ended June 30, 2008 and 2007, respectively	11,849	10,615	23,943	21,816
MERGER INTEGRATION EXPENSE	—	—	—	150
AMORTIZATION OF IDENTIFIABLE INTANGIBLES	201	204	403	408

Total operating expenses	12,050	10,819	24,346	22,374

Income (loss) from operations	779	1,072	1,763	(499)

INTEREST EXPENSE, NET	366	658	696	1,242

Income (loss) before income taxes	413	414	1,067	(1,741)
INCOME TAX EXPENSE, NET	351	260	591	466

NET INCOME (LOSS)	$62	$154	$476	$(2,207)

NET INCOME (LOSS) PER SHARE:
Basic	$0.01	$0.02	$0.05	$(0.22)

Diluted	$0.01	$0.02	$0.05	$(0.22)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	9,900	9,889	9,896	9,888

Diluted	10,037	10,002	10,045	9,888

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$476	$(2,207)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,143	4,088
Loss on sale of assets	11	—
Provision for doubtful accounts	—	168
Provision for excess and obsolete inventory	651	341
Deferred income taxes	(12)	47
Stock-based compensation	329	397
Changes in operating assets and liabilities:
Restricted cash	(111)	(602)
Accounts receivable	8,823	1,113
Inventories, net	(5,808)	3,106
Prepaid expenses, other receivables and other assets	(5,932)	96
Accounts payable, accrued expenses and other liabilities	10,034	(6,153)

Net cash provided by operating activities	11,604	394

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,932)	(1,991)
Proceeds from sale of assets	117	—
Decrease in restricted cash	—	146

Net cash used in investing activities	(1,815)	(1,845)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(942)	(1,006)
Decrease (increase) in restricted cash	(1,705)	1,269
Proceeds from issuance of common stock	45	9
Proceeds from (payments on) debt, net	(7,805)	1,489

Net cash provided by (used in) financing activities	(10,407)	1,761

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	318	(288)

NET DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS	(300)	22

CASH AND CASH EQUIVALENTS, beginning of period	14,272	15,066

CASH AND CASH EQUIVALENTS, end of period	$13,972	$15,088

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under capital leases	$145	$1,365

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
     Supplies Distributors has obtained certain financing that allows it to fund the working capital requirements for the sale of primarily IPS products. Pursuant to the transaction management services agreements between PFSweb and Supplies Distributors, PFSweb provides to Supplies Distributors transaction management and fulfillment services such as managed web hosting and maintenance, procurement support, web-enabled customer contact center services, customer relationship management, financial services including billing and collection services, information management, and international distribution services. Supplies Distributors does not have its own sales force and relies upon IPS’s sales force and product demand generation activities for its sale of IPS products. Supplies Distributors sells its products in the United States, Canada and Europe.
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
     Management currently believes eCOST will meet the Company’s expectations related to improved overall profitability. The Company reported improvement in eCOST’s financial results during 2007 and the first half of 2008 and currently expects continued improvement as a result of efforts to increase sales, improve product mix and control operating costs, although there can be no assurance that these future improvements will be achieved. If eCOST does not meet future expectations, the Company currently anticipates that it would be able to terminate or sublease eCOST’s facilities, liquidate remaining inventory through the eCOST website and reduce personnel related costs as needed so as to minimize any material impact upon the Company’s other segments.
Basis of Presentation
     The unaudited interim condensed consolidated financial statements as of June 30, 2008, and for the three and six months ended June 30, 2008 and 2007, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of June 30, 2008, its results of operations for the three and six months ended June 30, 2008 and 2007 and its cash flows for the six months ended June 30, 2008 and 2007. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.
     Certain prior period data has been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income (loss) or total shareholders’ equity.
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

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Investment in Affiliates
     Priority Fulfillment Services, Inc. (“PFS”), a wholly-owned subsidiary of PFSweb, has made advances to Supplies Distributors that are evidenced by a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Subordinated Note cannot be increased to more than $6.5 million or decreased to less than $5.5 million without prior approval of the Company’s lenders. As of June 30, 2008, the outstanding balance of the Subordinated Note was $5.5 million. The Subordinated Note is eliminated in the Company’s consolidated financial statements.
     PFS has also made advances to eCOST, which aggregated $9.4 million as of June 30, 2008. Certain of the Company’s debt facilities provide that the total advances to eCOST may not be less than $2.0 million without prior approval of eCOST’s lender or increased above $11.7 million without the approval of PFS’ lender. PFSweb has also advanced to eCOST $4.7 million as of June 30, 2008. PFS has received the approval of its lender to advance an additional $2.3 million to certain of its subsidiaries, including eCOST, if needed.
Concentration of Business and Credit Risk
     The Company’s service fee revenue is generated under contractual service fee relationships with multiple client relationships. No clients/customers exceeded 10% of consolidated revenue during the six months ended June 30, 2008. A summary of the customer and client concentrations is as follows:

	Six Months Ended
	June 30,	June 30,
	2008	2007
Product Revenue (as a percentage of Product Revenue):
Customer 1	11%	9%
Customer 2	10%	10%

Service Fee Revenue (as a percentage of Service Fee Revenue):
Client 1	39%	25%
Client 2	10%	13%
Client 3	6%	11%

Accounts Receivable:
Client/Customer 1	10%	13%
Client/Customer 2	9%	10%
     PFSweb has provided certain collateralized guarantees of its subsidiaries’ financings and credit arrangements. These subsidiaries’ ability to obtain financing on similar terms would be significantly impacted without these guarantees.
     The Company has multiple arrangements with IBM and IPS and is dependent upon the continuation of such arrangements. Substantially all of the Supplies Distributors’ revenue is generated by its sale of product purchased from IPS. These arrangements, which are critical to the Company’s ongoing operations, include Supplies Distributors’ master distributor agreements, certain of Supplies Distributors’ working capital financing agreements, product sales to IBM and IPS business units and an IBM term master lease agreement. Supplies Distributors also relies upon IPS’s sales force and product demand generation activities and the discontinuance of such activities would have a material impact upon Supplies Distributors’ business.
     eCOST’s arrangements with its vendors are terminable by either party at will. Loss of any vendors could have a material adverse effect on eCOST’s financial position, results of operations and cash flows. Sales of HP and HP-related products represented 52% of eCOST’s net revenues (12% of the Company’s consolidated total net revenues) in the six months ended June 30, 2008 and 2007.

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
Property and Equipment
     The Company’s property held under capital leases amounted to approximately $3.9 million and $4.6 million, net of accumulated amortization of approximately $7.5 million and $10.5 million, at June 30, 2008 and December 31, 2007, respectively.
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
Cash Paid
     The Company made payments for interest of approximately $0.8 million and $1.4 million during the six months ended June 30, 2008 and 2007, respectively. Income taxes of approximately $0.1 million and $1.1 million were paid by the Company during the six months ended June 30, 2008 and 2007, respectively.
3. COMPREHENSIVE INCOME (LOSS) (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss)	$62	$154	$476	$(2,207)
Other comprehensive loss:
Unrealized loss on investment	(73)	—	(73)	—
Foreign currency translation Adjustment	56	(68)	733	(1)

Comprehensive income (loss)	$45	$86	$1,136	$(2,208)

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
4.	NET INCOME (LOSS) PER COMMON SHARE
     Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. For both the three and six months ended June 30, 2008, common stock equivalents of 0.8 million of outstanding options are included in the diluted weighted average number of shares outstanding. For both the three and six months ended June 30, 2008, outstanding options of 0.5 million to purchase common shares were anti-dilutive and have been excluded from the weighted diluted average share computation. For the three and six months ended June 30, 2007, outstanding options of 0.6 and 1.4 million, respectively, to purchase common shares were antidilutive and have been excluded from the weighted diluted average share computation for each period. Warrants not included in the calculation of diluted net loss per share for both the three and six months ended June 30, 2007 were 0.1 million.
5. STOCK AND STOCK OPTIONS:
     On June 2, 2008, the Company effected a 1-for-4.7 reverse split (“Reverse Split”) of the Company’s common stock. Pursuant to the Reverse Split, the common stock was combined and reclassified based on a ratio of 4.7 shares of issued and outstanding common stock being combined and reclassified into one share of common stock. No fractional shares were issued in connection with the Reverse Split. Shareholders who were entitled to fractional shares received cash in lieu of fractional shares. All share and per share amounts have been restated to reflect the Reverse Split on a retro-active basis.
     During the six months ended June 30, 2008, the Company issued an aggregate of 181,704 options to purchase shares of common stock to officers, directors, employees and consultants of the Company.
6. VENDOR FINANCING:
     Outstanding obligations under vendor financing arrangements consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Inventory and working capital financing agreements:
United States	$21,792	$23,667
Europe	22,894	13,340

Total	$44,686	$37,007

Inventory and Working Capital Financing Agreement, United States
     Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of IPS products in the United States, providing financing for eligible IPS inventory and for certain receivables up to $30.5 million through its expiration in March 2009. As of June 30, 2008, Supplies Distributors had $4.2 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $5.5 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (5.5% as of June 30, 2008). The facility also includes a monthly service fee. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Inventory and Working Capital Financing Agreement, Europe
     Supplies Distributors’ European subsidiaries have a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance their distribution of IPS products in Europe. The asset based credit facility with IBM Belgium provides up to 16.0 million euros (approximately $25.2 million) in financing for purchasing IPS inventory and for certain receivables through its expiration in March 2009. As of June 30, 2008, Supplies Distributors’ European subsidiaries had 1.1 million euros ($1.7 million) of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors and its European subsidiaries to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors’ European subsidiaries, as well as collateralized guaranties of Supplies Distributors and PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $5.5 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at Euribor plus 1.5% (6.0% as of June 30, 2008). Supplies Distributors’ European subsidiaries pay a monthly service fee on the commitment. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.
7. DEBT AND CAPITAL LEASE OBLIGATIONS;
     Outstanding obligations under debt and capital lease obligations consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Loan and security agreements, United States
Supplies Distributors	$10,282	$10,353
PFS	—	7,225
Credit facility — eCOST	—	—
Factoring agreement, Europe	1,878	1,212
Taxable revenue bonds	3,200	4,000
Master lease agreements	4,293	5,033
Other	509	793

Total	20,162	28,616
Less current portion of long-term debt	17,601	22,238

Long-term debt, less current portion	$2,561	$6,378

Loan and Security Agreement — Supplies Distributors
     Supplies Distributors has a loan and security agreement with Wachovia Bank, N.A. (“Wachovia”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of June 30, 2008, Supplies Distributors had $3.8 million of available credit under this agreement. The Wachovia facility expires on the earlier of March 29, 2009 or the date on which the parties to the IPS master distributor agreement no longer operate under the terms of such agreement and/or IPS no longer supplies products pursuant to such agreement. Borrowings under the Wachovia facility accrue interest at prime rate or Eurodollar rate plus 1.75% to 2.25%, dependent on excess availability, as defined. The interest rate as of June 30, 2008 was 5.0% for $6.3 million of outstanding borrowings and 4.5% for $4.0 million of outstanding borrowings. This agreement contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $5.5 million and restricted cash of less than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks and Wachovia pursuant to which a security interest was granted to Wachovia for all U.S. and Canadian customer remittances received in specified bank accounts. At both June 30, 2008 and December 31, 2007, these bank accounts held $1.4 million, which was restricted for payment to Wachovia.
Loan and Security Agreement — PFS
     PFS has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”). The Comerica Agreement provides for up to $10.0 million of eligible accounts receivable financing through March 2009. There were no outstanding advances as of June 30, 2008. As of June 30, 2008, PFS had $6.9 million of available credit under this facility. The Comerica Agreement contains cross default provisions, various restrictions upon PFS’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the subordinated note receivable from Supplies Distributors to a maximum of $6.5 million. Comerica has provided approval for PFS to advance an additional $2.3 million to certain of its subsidiaries, including eCOST, if needed. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb, Inc.
Credit Facility — eCOST
     eCOST has an asset-based line of credit facility of up to $7.5 million from Wachovia, through May 2009, which is collateralized by substantially all of eCOST’s assets. Borrowings under the facility are limited to a percentage of eligible accounts receivable and inventory. Outstanding amounts under the facility bear interest at rates ranging from the prime rate to the prime rate plus 0.5% (5.5% as of June 30, 2008), depending on eCOST’s financial results. As of June 30, 2008, eCOST had $1.7 million of letters of credit outstanding and $1.5 million of available credit under this facility. In connection with the line of credit, eCOST entered into a cash management arrangement whereby eCOST’s operating amounts are considered restricted and swept and used to repay outstanding amounts under the line of credit. As of June 30, 2008 and December 31, 2007, the restricted cash amount was $0.6 million and $0.5 million, respectively. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, and requires a minimum tangible net worth of $0 million, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.
Factoring Agreement
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million euros (approximately $11.8 million) of eligible accounts receivables through March 2009. As of June 30, 2008, Supplies Distributors’ European subsidiary had approximately 2.2 million euros ($3.5 million) of available credit under this agreement. Borrowings accrue interest at Euribor plus 0.6% (5.0% at June 30, 2008). This agreement contains various restrictions upon the ability of Supplies Distributors’ European subsidiary to, among other things, merge, consolidate and incur indebtedness, as well as financial covenants, such as minimum net worth. This agreement is secured by a guarantee of Supplies Distributors, up to a maximum of 200,000 euros.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Taxable Revenue Bonds
     PFS has a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of $5 million MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned the proceeds of the Bonds to PFS for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in the Company’s Southaven, Mississippi distribution facility. The Bonds bear interest at a variable rate (2.8% as of June 30, 2008), as determined by Comerica Securities, as Remarketing Agent. PFS, at its option, may convert the Bonds to a fixed rate, to be determined by the Remarketing Agent at the time of conversion.
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
Master Lease Agreements
     The Company has a Term Lease Master Agreement with IBM Credit Corporation (“Master Lease Agreement”) that provides for leasing or financing transactions of equipment and other assets, which generally have terms of 3 years. The outstanding leasing transactions ($0.8 million as of June 30, 2008 and December 31, 2007) are secured by the related equipment.
     The Company also has two other master agreements with financing companies that provide for leasing or financing transactions of certain equipment. The amounts outstanding under these agreements were $1.5 million and $1.8 million as of June 30, 2008 and December 31, 2007, respectively, and are secured by the related equipment.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues (in thousands):
PFSweb	$29,712	$25,831	$59,992	$51,915
Supplies Distributors	60,025	57,595	122,347	116,405
eCOST	23,023	27,083	50,992	48,730
Eliminations	(2,076)	(2,109)	(4,178)	(4,243)

	$110,684	$108,400	$229,153	$212,807

Income (loss) from operations (in thousands):
PFSweb	$(394)	$(162)	$(295)	$(1,774)
Supplies Distributors	2,057	2,060	3,709	3,428
eCOST	(884)	(826)	(1,651)	(2,153)
Eliminations	—	—	—	—

	$779	$1,072	$1,763	$(499)

Depreciation and amortization (in thousands):
PFSweb	$1,313	$1,837	$2,648	$3,582
Supplies Distributors	6	6	10	10
eCOST	243	251	485	496
Eliminations	—	—	—	—

	$1,562	$2,094	$3,143	$4,088

Capital expenditures (in thousands):
PFSweb	$875	$1,111	$1,480	$1,849
Supplies Distributors	71	—	77	7
eCOST	45	91	98	135
Eliminations	—	—	—	—

	$991	$1,202	$1,655	$1,991

	June 30,	December 31,
	2008	2007
Assets (in thousands):
PFSweb	$100,650	$102,950
Supplies Distributors	90,830	79,446
eCOST	30,764	33,615
Eliminations	(59,424)	(57,838)

	$162,820	$158,173

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

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
     On July 25, 2007 a purported class action lawsuit entitled Darral Frank and Joseph F. Keeley, Jr.. v. PC Mall, Inc. dba eCOST.com and eCOST.com, Inc. was filed in the Superior Court of California, Los Angeles County. The purported class consists of all of current and former sales representatives who worked for the defendants in California from July 24, 2003 through July 24, 2007. The lawsuit alleges that the defendants failed to pay overtime compensation and interest thereon, failed to timely pay compensation to terminated employees and failed to provide meal and rest periods, all in violation of the California Labor Code and Business and Professions Code. The complaint seeks unpaid overtime, statutory penalties, interest, attorneys’ fees, punitive damages, restitution and injunctive relief. The matter has been submitted to arbitration.
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
Forward-Looking Information
     We have made forward-looking statements in this Report on Form 10-Q. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “seek,” “strive,” “believe,” “expect,” “anticipate,” “predict,” “potential,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “target” and “estimate” or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to those set forth above or elsewhere in this Report on Form 10-Q and our Form 10-K for the year ended December 31, 2007, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:
•	our ability to retain and expand relationships with existing clients and attract and implement new clients;

•	our reliance on the fees generated by the transaction volume or product sales of our clients;

•	our reliance on our clients’ projections or transaction volume or product sales;

•	our dependence upon our agreements with International Business Machines Corporation (“IBM”) and InfoPrint Solutions Company (“IPS”), a joint venture company owned by Ricoh and IBM;

•	our dependence upon our agreements with our major clients;

•	our client mix, their business volumes and the seasonality of their business;

•	our ability to finalize pending contracts;

•	the impact of strategic alliances and acquisitions;

•	trends in e-commerce, outsourcing, government regulation both foreign and domestic and the market for our services;

•	whether we can continue and manage growth;

•	increased competition;

•	our ability to generate more revenue and achieve sustainable profitability;

•	effects of changes in profit margins;

•	the customer and supplier concentration of our business;

•	the unknown effects of possible system failures and rapid changes in technology;

•	foreign currency risks and other risks of operating in foreign countries;

•	potential litigation;

•	impact of reverse stock split;

•	our dependency on key personnel;

•	the impact of new accounting standards, and changes in existing accounting rules or the interpretations of those rules;

•	our ability to raise additional capital or obtain additional financing;

•	our ability and the ability of our subsidiaries to borrow under current financing arrangements and maintain compliance with debt covenants;

•	relationship with and our guarantees of certain of the liabilities and indebtedness of our subsidiaries;

•	whether outstanding warrants issued in a prior private placement will be exercised in the future;

•	our ability to successfully achieve the anticipated benefits of our merger with eCOST;

•	taxation on the sale of our products;

•	eCOST’s potential indemnification obligations to its former parent;

•	eCOST’s ability to maintain existing and build new relationships with manufacturers and vendors and the success of its advertising and marketing efforts;

•	eCOST’s ability to increase its sales revenue and sales margin and improve operating efficiencies; and

•	eCOST’s ability to generate projected cash flows sufficient to cover the values of its intangible assets.

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
     Monitoring and controlling our available cash balances continues to be a primary focus. Our cash and liquidity positions are important components of our financing of both current operations and our targeted growth. In recent years we have added to our available cash and liquidity positions through various transactions:
•	Each of our primary operating subsidiaries has one or more asset based working capital financing agreements with various lenders.

•	Between 2003 and 2006, we raised approximately $9.3 million in net proceeds from the sale of common stock in private placements to certain investors.
Results of Operations
For the Interim Periods Ended June 30, 2008 and 2007
     The following table sets forth certain historical financial information from our unaudited interim condensed consolidated statements of operations expressed as a percent of net revenues.

	Three Months Ended					Six Months Ended
	June 30,					June 30,
				% of Net Revenues					% of Net Revenues
	2008	2007	Change	2008	2007	2008	2007	Change	2008	2007
Revenues:
Product revenue, net	$83.0	$84.7	$(1.7)	75.0%	78.1%	$173.3	$165.1	$8.2	75.6%	77.6%
Service fee revenue	21.3	17.6	3.7	19.2%	16.3%	42.1	34.6	7.5	18.4%	16.3%
Pass-through revenue	6.4	6.1	0.3	5.8%	5.6%	13.7	13.1	0.6	6.0%	6.1%

Total net revenues	110.7	108.4	2.3	100.0%	100.0%	229.1	212.8	16.3	100.0%	100.0%
Cost of Revenues
Cost of product revenue (1)	76.4	77.8	(1.4)	92.0%	91.9%	160.3	152.5	7.8	92.5%	92.4%
Cost of service fee revenue (2)	15.1	12.6	2.5	71.1%	71.6%	29.0	25.3	3.7	68.8%	73.1%
Pass-through cost of revenue (3)	6.4	6.1	0.3	100.0%	100.0%	13.7	13.1	0.6	100.0%	100.0%

Total cost of revenues	97.9	96.5	1.4	88.4%	89.0%	203.0	190.9	12.1	88.6%	89.7%

Product revenue gross profit	6.6	6.9	(0.3)	8.0%	8.1%	13.0	12.6	0.4	7.5%	7.6%
Service fee gross profit	6.2	5.0	1.2	28.9%	28.4%	13.1	9.3	3.8	31.2%	26.9%
Pass-through gross profit	—	—	—	—%	—%	—	—	—	—%	—%

Total gross profit	12.8	11.9	0.9	11.6%	11.0%	26.1	21.9	4.2	11.4%	10.3%

Operating Expenses	12.1	10.8	1.3	10.9%	10.0%	24.3	22.4	1.9	10.7%	10.5%

Income (loss) from operations	0.7	1.1	(0.4)	0.7%	1.0%	1.8	(0.5)	2.3	0.7%	(0.2)%
Interest expense, net	0.3	0.7	(0.4)	0.3%	0.6%	0.7	1.2	(0.5)	0.3%	0.6%

Income (loss) before income taxes	0.4	0.4	—	0.4%	0.4%	1.1	(1.7)	2.8	0.4%	(0.8)%

Income tax expense, net	0.3	0.3	0.1	0.4%	0.3%	0.6	0.5	0.1	0.3%	0.2%
Net income (loss)	$0.1	$0.1	$—	—%	0.1%	$0.5	$(2.2)	$2.7	0.1%	(1.0)%

(1)	% of net revenues represents the percent of Product revenue, net.

(2)	% of net revenues represents the percent of Service fee revenue.

(3)	% of net revenues represents the percent of Pass-through revenue.
     Product Revenue, net. eCOST product revenue was $23.0 million in the three months ended June 30, 2008, a 15.0% decrease as compared to $27.1 million in the comparable quarter of the prior year. The decrease is primarily due to a decline in sales to its business to business channel during the 2008 period.
     eCOST product revenue was $51.0 million in the six months ended June 30, 2008, a 4.7% increase as compared to $48.7 million in the comparable period of the prior year. The increase is primarily due to continued emphasis on growth through an expanded product line, improved service capabilities and enhanced website capabilities.
     Supplies Distributors product revenue of $60.0 million increased $2.4 million, or 4.2% in the three months ended June 30, 2008 as compared to the same quarter of the prior year. The increase is primarily due to the negative impact of foreign currency fluctuations during the 2007 three month period that created alternative purchasing channels for certain customers, which did not occur in 2008.
     Supplies Distributors product revenue of $122.3 million increased $5.9 million, or 5.1% in the six months ended June 30, 2008 as compared to the same period of the prior year. The increase is primarily due to the negative impact of foreign currency fluctuations during the 2007 six month period that created alternative purchasing channels for certain customers, which did not occur in 2008.
     Service Fee Revenue. Service fee revenue for the three and six months ended June 30, 2008 included increased service fees generated from the impact of new service contract relationships that were added in

2007, benefits from incremental project work and a modified contract with an existing client. The change in service fee revenue is shown below ($ millions):

	Three	Six
	Months	Months
Period ended June 30, 2007	$17.6	$34.6
New service contract relationships, including certain incremental projects under new contracts	2.3	3.5
Change in existing client service fees and certain incremental projects with existing clients	2.9	6.8
Terminated clients not included in 2008 revenue	(1.5)	(2.8)

Period ended June 30, 2008	$21.3	$42.1

     Service fee revenue for the three and six months ended June 30, 2008 included approximately $0.4 million and $1.1 million, respectively, of fees earned from client contracts terminated during late 2007 or during the six months ended June 30, 2008.
     Cost of Product Revenue. The gross margin for eCOST was $1.9 million or 8.3% of product revenue in the three months ended June 30, 2008 and $2.2 million or 8.1% of product revenue during the comparable period of 2007.
     eCOST gross margin was $4.1 million or 8.1% of product revenue in the six months ended June 30, 2008 and $4.0 million or 8.2% of product revenue during the comparable period of 2007.
     Supplies Distributors cost of product revenue increased by $2.3 million, or 4.4%, to $55.2 million in the three months ended June 30, 2008, primarily as a result of increased product sales. The resulting gross profit margin was $4.8 million or 8.0% of product revenue for the three months ended June 30, 2008 and $4.7 million or 8.1% of product revenue for the comparable 2007 period. The gross profit margin in each of the three month periods ended June 30, 2008 and 2007 include the impact of certain incremental inventory cost reductions.
     Supplies Distributors cost of product revenue increased by $5.6 million, or 5.2%, to $113.5 million in the six months ended June 30, 2008, primarily as a result of increased product sales. The resulting gross profit margin was $8.8 million or 7.2% of product revenue for the six months ended June 30, 2008 and $8.6 million or 7.3% of product revenue for the comparable 2007 period. The gross profit margin in each of the six month periods ended June 30, 2008 and 2007 include the impact of certain incremental inventory cost reductions.
     Cost of Service Fee Revenue. The increase in gross profit as a percentage of service fees to 28.9% in the three months ended June 30, 2008 from 28.4% in same period of 2007 is primarily due to the impact of certain existing client projects and the impact of a modified contract with an existing client. In addition, the three months ended June 30, 2007 reflects lower gross margin on several new clients added in late 2006, which generally operate at lower margins in the first several quarters after implementation.
     The increase in gross profit as a percentage of service fees to 31.2% in the six months ended June 30, 2008 from 26.9% in same period of 2007 is primarily due to the impact of certain existing client projects and the impact of a modified contract with an existing client. In addition, the six months ended June 30, 2007 reflects lower gross margin on several new clients added in late 2006, which generally operate at lower margins in the first several quarters after implementation. We expect to earn an overall average gross profit of 25-30% on existing and new service fee contracts, but we have and may continue to accept lower gross margin percentages on certain contracts depending on contract scope and other factors.
     Operating Expenses. Operating expenses for the three months ended June 30, 2008 increased $1.3 million to $12.1 million from the same 2007 period primarily due to an increase in certain personnel related expenses and the prior year results benefitting from a favorable impact on exchange rates on certain intercompany accounts.
     Operating expenses were $24.3 million for the six months ended June 30, 2008, or 10.7% of total net revenues, as compared to $22.4 million, or 10.5% of total net revenues, for the six months ended June 30, 2007. The increase is primarily due to certain personnel related expenses and the prior year results benefitting from a favorable impact of exchange rates on certain intercompany.
     In 2008, we anticipate incremental operating expenses for certain of our facilities as well as increased personnel costs to support our anticipated growth in revenue; however, as a percentage of net revenues, we are targeting operating expenses to remain relatively constant with prior year levels.
     Income Taxes. We recorded a tax provision associated primarily with state income taxes and our subsidiary Supplies Distributors’ Canadian and European operations. We did not record a federal income tax benefit associated with our consolidated net loss in our U.S. operations or for our PFSweb Canadian pre-tax losses in the current or prior periods. A valuation allowance has been provided for the majority of our net deferred tax assets as of June 30, 2008 and December 31, 2007, which are primarily related to our net operating loss carryforwards, and certain foreign deferred tax assets. We expect that we will continue to record an income tax provision associated with state income taxes and Supplies Distributors’ Canadian and European results of operations.
Liquidity and Capital Resources
     Net cash provided by operating activities was $11.6 million for the six months ended June 30, 2008, and primarily resulted from a $10.0 million of increase in accounts payable, accrued expenses and other liabilities, a $8.8 million decrease in accounts receivable and cash income before working capital changes of $4.6 million. These benefits were offset by a $5.9 million increase in prepaid expenses, other receivables and other assets and a $5.8 million increase in inventories.
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
     Net cash used in investing activities for the six months ended June 30, 2008 totaled $1.8 million, resulting primarily from capital expenditures.
     Net cash used in investing activities for the six months ended June 30, 2007 totaled $1.8 million, primarily representing capital expenditures.
     Capital expenditures have historically consisted primarily of additions to upgrade our management information systems, and general expansion of our facilities, both domestic and foreign. We expect to incur capital expenditures to support new contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months will be approximately $5 to $8 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients as well as the eCOST infrastructure. To maintain our current operating cash position, a portion of these expenditures may be financed through debt, operating or capital leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event we do not obtain the financing or achieve the financial results necessary to support such investments.
     Net cash used in financing activities was approximately $10.4 million for the six months ended June 30, 2008, primarily representing $7.8 million of payments on debt, a $1.7 million increase in restricted cash and payments on capital leases of $0.9 million.

     Net cash provided by financing activities was approximately $1.8 million for the six months ended June 30, 2007, primarily representing a $1.3 million decrease in restricted cash and $1.5 million of proceeds from debt, partially offset by $1.0 million of payments on capital leases.
     Our liquidity has been negatively impacted as a result of the merger with eCOST. eCOST has experienced a net usage of cash primarily due to losses incurred. As a result, during the process of transitioning and integrating eCOST’s operations, PFSweb has had to support eCOST’s cash needs with the goal of achieving a stabilized operational position. The amount of further cash needed to support eCOST operations will depend upon the financing available as well as eCOST’s continued ability to improve its financial results. eCOST’s results have improved during 2007 and the first half of 2008 and we currently expect continued improvement as a result of efforts to increase sales, improve product mix and further improve operational efficiencies.
     In June 2008, our Board of Directors authorized a 1-for-4.7 reverse stock split to reduce the number of outstanding shares of common stock. There was no impact on the number of authorized shares or the stated par value of our common stock as a result of the reverse stock split.
     During the six months ended June 30, 2008, our working capital decreased to $20.9 million from $22.5 million at December 31, 2007, primarily due to the reclassification of $2.4 million in taxable revenue bonds to short-term debt due to the April 2009 maturity of the related letters of credit securing the taxable revenue bonds. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities, entering into new debt agreements or transferring to third parties a portion of our subordinated loan balance due from Supplies Distributors. In conjunction with certain of these alternatives, we may be required to provide certain letters of credit to secure these arrangements. No assurances can be given that we will be successful in obtaining any additional financing or the terms thereof. In particular, all of our material credit agreements expire, by their terms, in March 2009. If we are unable to renew such credit facilities upon the same or substantially the same terms, our business and financial condition will be materially adversely affected. We currently believe our cash position, financing available under our credit facilities (assuming renewal in March 2009) and funds generated from operations (including, if necessary, cost reductions to offset lower than anticipated revenue growth) will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our lease obligations, and additional loans to our subsidiaries Supplies Distributors and eCOST, if necessary, for at least the next twelve months.
     The following is a schedule of our total contractual cash obligations which is comprised of operating leases, debt, vendor financing and capital leases (including interest) as of June 30, 2008, (in millions):

	Payments Due By Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Debt and vendor financing	$61,484	$60,924	$426	$134	$—
Capital lease obligations	4,080	1,874	1,992	214	—
Operating leases	20,425	8,058	10,602	1,765	—

Total	$85,989	$70,856	$13,020	$2,113	$—

     In support of certain debt instruments and leases, as of June 30, 2008, we had $3.8 million of cash restricted for payment of capital expenditures or repayments to lenders. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain of our subsidiaries’ credit facilities. Many of these facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other credit facilities and agreements. These covenants include minimum levels of net worth for the individual borrower subsidiaries and restrictions on the ability of the borrower subsidiaries to advance funds to other borrower subsidiaries. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. In particular, in the event eCOST is unable to increase its revenue and/or gross profit from its present levels, it may fail to comply with one or more of the financial covenants required under its working capital line of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and payment under our parent guaranty. A requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of June 30, 2008, we were in compliance with all debt covenants. We do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.
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
     To finance their distribution of IPS products, Supplies Distributors and its subsidiaries have short-term credit facilities with IBM Credit LLC (“IBM Credit”) and IBM Belgium Financial Services S.A. (“IBM Belgium”). We have provided a collateralized guaranty to secure the repayment of these credit facilities. These asset-based credit facilities provided financing for up to $30.5 million and up to 16.0 million euros (approximately $25.2 million) with IBM Credit and IBM Belgium, respectively. These agreements expire in March 2009.
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
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million euros (approximately $11.8 million) of eligible accounts receivables through March 2009.
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
     Our subsidiary, Priority Fulfillment Services, Inc. (“PFS”), has entered into a Loan and Security Agreement with Comerica Bank (“Comerica”), which provides for up to $10.0 million of eligible accounts receivable financing through March 2009. We entered this Agreement to supplement our existing cash position, and provide funding for our current and future operations, including our targeted growth. The Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, and a minimum liquidity ratio, as defined. The agreement also limits PFS’ ability to increase the subordinated loan to Supplies Distributors to more than $6.5 million and provides the approval for PFS to advance an additional $2.3 million to certain of its subsidiaries, including eCOST, if needed. The agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb.

     eCOST currently has an asset-based line of credit facility of up to $7.5 million with Wachovia, which is collateralized by substantially all of eCOST’s assets and expires in May 2009. Borrowings under the facility are limited to a percentage of eligible accounts receivable and letter of credit availability is limited to a percentage of accounts receivable and inventory. As of June 30, 2008, eCOST had $1.7 million of letters of credit outstanding and $1.5 million of available credit under this facility. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as a minimum tangible net worth of $0 million, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.
     In 2004, PFS incurred more than $5 million in capital expenditures to support incremental business from a distribution facility in Southaven, MS. PFS financed a significant portion of these expenditures through a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) pursuant to which the MBFC issued $5 million MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned PFS the proceeds of the Bonds for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in our Southaven, Mississippi distribution facility. The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) in the initial face amount of $5.1 million issued by Comerica pursuant to a Reimbursement Agreement between us and Comerica under which PFS is obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has a maturity date of April 2009 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof. The amount outstanding on this Loan Agreement as of June 30, 2008 was $3.2 million. PFS’ obligations under the Reimbursement Agreement are secured by substantially all of its assets, including restricted cash of $1.5 million and a Company parent guarantee.
     In June 2006, we entered into a Securities Purchase Agreement with certain institutional investors in a private placement transaction pursuant to which we issued and sold shares of our common stock resulting in net proceeds of $4.8 million. We have advanced the net proceeds to eCOST to support its operating requirements.
     To the extent we fail to comply with the various debt covenants described above, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. Any requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of June 30, 2008, we were in compliance with all debt covenants.
     eCOST has historically incurred significant operating losses and used cash to fund its operations. As a result, we have been required to invest cash to fund eCOST’s operations, which we may not be able to continue to do without approval from our lenders. The amount of further cash needed to support eCOST operations depends upon the financing available under its credit line as well as eCOST’s ability to improve its financial results. Through June 30, 2008, we have advanced $14.1 million to eCOST to fund eCOST’s cash flow requirements and have lender approval to advance an additional $2.3 million to certain of our subsidiaries, including eCOST. In the event we need to invest further cash to eCOST, we may be required to seek approval from our lenders to provide such funds. We can provide no assurance that we will receive such approval from our lenders or any terms or conditions required by our lenders in order to obtain such approval. In addition, PFSweb has provided a guaranty of eCOST’s bank line of credit and certain eCOST vendor trade payables.
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

     On July 25, 2007 a purported class action lawsuit entitled Darral Frank and Joseph F. Keeley, Jr. v. PC Mall, Inc. dba eCOST.com and eCOST.com, Inc. was filed in the Superior Court of California, Los Angeles County. The purported class consists of all of current and former sales representatives who worked for the defendants in California from July 24, 2003 through July 24, 2007. The lawsuit alleges that the defendants failed to pay overtime compensation and interest thereon, failed to timely pay compensation to terminated employees and failed to provide meal and rest periods, all in violation of the California Labor Code and Business and Professions Code. The complaint seeks unpaid overtime, statutory penalties, interest, attorneys’ fees, punitive damages, restitution and injunctive relief. The matter has been submitted to arbitration.
Seasonality
     The seasonality of our service fee business is dependent upon the seasonality of our clients’ business and sales of their products. Accordingly, our management must rely upon the projections of our clients in assessing quarterly variability. We believe with our current client mix and their current business volumes, our service fee business activity will be at it lowest in the quarter ended March 31. We anticipate our Supplies Distributors’ product revenue will be highest during the quarter ended December 31. Our eCOST business is moderately seasonal, reflecting the general pattern of peak sales for the retail industry during the holiday shopping season. Typically, a larger portion of our eCOST revenues occur during the fourth fiscal quarter. We believe our historical revenue growth makes it difficult to predict the effect of seasonality on our future revenues and results of operations.
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
Interest Rate Risk
     Our interest rate risk exists from our outstanding balances on our inventory and working capital financing agreements, taxable revenue bonds, loan and security agreements and factoring agreement for the financing of inventory, accounts receivable and certain other receivables and certain equipment, which amounted to $64.8 million at June 30, 2008. A 100 basis point movement in interest rates would result in approximately $0.3 million annualized increase or decrease in interest expense based on the outstanding balance of these agreements at June 30, 2008.
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     On July 25, 2007 a purported class action lawsuit entitled Darral Frank and Joseph F. Keeley, Jr. v. PC Mall, Inc. dba eCOST.com and eCOST.com, Inc. was filed in the Superior Court of California, Los Angeles County. The purported class consists of all of current and former sales representatives who worked for the defendants in California from July 24, 2003 through July 24, 2007. The lawsuit alleges that the defendants failed to pay overtime compensation and interest thereon, failed to timely pay compensation to terminated employees and failed to provide meal and rest periods, all in violation of the California Labor Code and Business and Professions Code. The complaint seeks unpaid overtime, statutory penalties, interest, attorneys’ fees, punitive damages, restitution and injunctive relief. The matter has been submitted to arbitration.
ITEM 1A. Risk Factors
     There have been no material changes with regard to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commissions on March 31, 2008 other than those listed below.
Risks Related to All Our Business Segments
Our business and future growth depend on our continued access to bank and commercial financing.
     Our business and future growth currently depend on our ability to access bank and commercial lines of credit. We currently depend on an aggregate of approximately $113 million in line of credit facilities provided by various banks and commercial lenders. These lines of credit currently mature in March and April, 2009 and are secured by substantially all our assets. Our ability to renew our line of credit facilities depends upon various factors, including the availability of bank loans and commercial credit in general, as well as our financial condition and prospects. Therefore, we cannot guarantee that these credit facilities will continue to be available beyond their current maturity on reasonable terms or at all. Our inability to renew or replace our credit facilities or find alternative financing would materially adversely affect our business, financial condition, operating results and cash flow.
Risks Related to Our PFS and Supplies Distributors Operating Segments
Our business is subject to the risk of customer and supplier concentration.
     For the six months ended June 30, 2008 and 2007, a U.S. government agency with whom we have a contractual relationship, Xerox Corporation and a consumer products company represented approximately 39%, 10% and 6%, respectively, and approximately 25%, 11% and 13%, respectively of our total service fee revenue, net of pass-through revenue. The loss of, or non-payment of invoices by, any or all of such clients would have a material adverse effect upon our business. In particular, the agreement under which we provide services to such clients are terminable at will upon notice by such clients.
     A substantial portion of our Supplies Distributors product revenue is generated by sales of product purchased under master distributor agreements with IPS. These agreements are terminable at will and no assurance can be given that IPS will continue the master distributor agreements with Supplies Distributors. Supplies Distributors does not have its own sales force and relies upon IPS’s sales force and product demand generation activities. Discontinuance of such activities would have a material adverse effect on Supplies Distributors’ business and the Company’s financial condition.
     Sales by Supplies Distributors to two customers accounted for approximately 29% of Supplies Distributors’ total product revenue for the six months ended June 30, 2008. Sales to the same two customers accounted for approximately 27% of Supplies Distributors’ product revenue for the six months ended June 30, 2007. The loss of any one or more of such customers, or non-payment of any material amount by these or any other customer, would have a material adverse effect upon Supplies Distributors’ business.

Risks Related to eCOST, our Online Discount Retailer Segment
Our business is subject to the risk of supplier concentration.
     Our business is dependent on sales of Hewlett Packard (HP) and HP-related products, which represented approximately 52% of eCOST’s net revenues (12% of our consolidated net revenues) in the six months ended June 30, 2008 and 2007. If our ability to purchase direct from HP is terminated or restricted, or if the demand for HP and HP-related products declines, our business will be materially adversely affected.
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
Risks Related to Our Stock
Our reverse stock split could have an adverse impact on our common stock and a potential anti-takeover effect.
     Our recently effected 1-for-4.7 reverse stock split gives no assurance that we will not be at risk for delisting in the future. The reverse stock split may reduce the liquidity of our common stock and thereby reduce the value of our common stock and our ability to use our equity as consideration for an acquisition or other corporate opportunity. In addition, the reverse split decreased the number of shares outstanding, giving individual orders the potential to create increased volatility in our stock price. The reverse split did not affect the number of authorized shares of Common Stock, which remains at 75,000,000, and thus authorizes us to issue significantly more shares of our common stock, which could have a material adverse affect on the market price of our common stock. In addition, the increased proportion of unissued authorized shares to issued shares could, under certain circumstances, have an anti-takeover effect (for example, by permitting issuances that would dilute the stock ownership of a person seeking to effect a change in the composition of our Board of Directors or contemplating a tender offer or other transaction for the combination of the Company with another company).
ITEM 2. Changes in Securities and Use of Proceeds
     None
ITEM 3. Defaults Upon Senior Securities
     None

ITEM 4. Submission of Matters to a Vote of Security Holders
     On June 13, 2008, the Company held its Annual Meeting of Stockholders. The following matters were acted upon and votes cast or withheld (votes prior to giving effect to the 1-for-4.7 common share reverse stock split effective June 2, 2008):
1.	Election of Directors:

Timothy M. Murray	For: 38,575,360	Withheld: 2,475,787

Mark C. Layton	For: 38,816,518	Withheld: 2,234,629
2.	Appointment of Grant Thornton LLP as auditors for the fiscal year ending December 31, 2008:

For: 39,867,929	Against: 1,157,123	Abstentions: 26,095
ITEM 5. Other Information
     None
ITEM 6. Exhibits
a)	Exhibits:

Exhibit
No.	Description of Exhibits
3.1(1)	Amended and Restated Certificate of Incorporation
3.2(1)	Amended and Restated Bylaws
31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657) and Annual Report on Form 10-K for the Fiscal Year ended December 31, 2005 filed on March 31, 2006.

*	Filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 14, 2008

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