Form 10-Q
period 2008-09-30
PFSWEB INC
filed 2008-11-14
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At November 14, 2008 there were 9,935,095 shares of registrant’s common stock outstanding (after giving effect to the 1-for-4.7 common share reverse stock split effective June 2, 2008).

PFSWEB, INC. AND SUBSIDIARIES
Form 10-Q
September 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	September 30,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,701	$14,272
Restricted cash	2,780	2,021
Accounts receivable, net of allowance for doubtful accounts of $875 and $1,483 at September 30, 2008 and December 31, 2007, respectively	41,064	48,493
Inventories, net of reserves of $2,205 and $2,080 at September 30, 2008 and December 31, 2007, respectively	50,005	46,392
Other receivables	12,253	10,372
Prepaid expenses and other current assets	3,126	2,608

Total current assets	123,929	124,158

PROPERTY AND EQUIPMENT, net	12,422	11,918
IDENTIFIABLE INTANGIBLES	5,219	5,824
GOODWILL	15,362	15,362
OTHER ASSETS	990	911

Total assets	$157,922	$158,173

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$20,802	$22,238
Trade accounts payable	62,860	56,975
Accrued expenses	21,265	22,438

Total current liabilities	104,927	101,651

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	2,535	6,378
OTHER LIABILITIES	991	1,302

Total liabilities	108,453	109,331

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 9,931,137 and 9,909,401 shares issued at September 30, 2008 and December 31, 2007, respectively; and 9,912,776 and 9,891,040 outstanding at September 30, 2008 and December 31, 2007, respectively	10	10
Additional paid-in capital	92,610	92,121
Accumulated deficit	(45,219)	(45,738)
Accumulated other comprehensive income	2,153	2,534
Treasury stock at cost, 18,361 shares	(85)	(85)

Total shareholders’ equity	49,469	48,842

Total liabilities and shareholders’ equity	$157,922	$158,173

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES:
Product revenue, net	$79,157	$85,263	$252,496	$250,398
Service fee revenue	22,900	18,398	64,966	53,006
Pass-through revenue	7,852	8,334	21,600	21,398

Total net revenues	109,909	111,995	339,062	324,802

COSTS OF REVENUES:
Cost of product revenue	73,128	78,874	233,475	231,443
Cost of service fee revenue	15,588	12,912	44,537	38,211
Pass-through cost of revenue	7,852	8,334	21,600	21,398

Total costs of revenues	96,568	100,120	299,612	291,052

Gross profit	13,341	11,875	39,450	33,750

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, including stock based compensation expense of $109 and $172 in the three months ended September 30, 2008 and 2007, respectively, and $438 and $570 in the nine months ended September 30, 2008 and 2007, respectively	12,454	10,678	36,397	32,493
MERGER INTEGRATION EXPENSE	—	—	—	150
AMORTIZATION OF IDENTIFIABLE INTANGIBLES	202	204	605	612

Total operating expenses	12,656	10,882	37,002	33,255

Income from operations	685	993	2,448	495

INTEREST EXPENSE, NET	426	615	1,123	1,857

Income (loss) before income taxes	259	378	1,325	(1,362)
INCOME TAX EXPENSE, NET	216	216	806	683

NET INCOME (LOSS)	$43	$162	$519	$(2,045)

NET INCOME (LOSS) PER SHARE:
Basic	$0.00	$0.02	$0.05	$(0.21)

Diluted	$0.00	$0.02	$0.05	$(0.21)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	9,913	9,889	9,902	9,889

Diluted	9,972	10,113	9,991	9,889

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$519	$(2,045)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,819	6,108
Loss on sale of assets	17	—
Provision for doubtful accounts	—	208
Provision for excess and obsolete inventory	950	426
Deferred income taxes	42	70
Stock-based compensation	438	570
Changes in operating assets and liabilities:
Restricted cash	227	(607)
Accounts receivable	7,106	1,596
Inventories, net	(5,252)	3,804
Prepaid expenses, other receivables and other assets	(3,143)	2,009
Accounts payable, accrued expenses and other liabilities	5,585	(10,002)

Net cash provided by operating activities	11,308	2,137

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,738)	(2,924)
Proceeds from sale of assets	117	—
Decrease in restricted cash	—	146

Net cash used in investing activities	(4,621)	(2,778)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(1,354)	(1,452)
Decrease (increase) in restricted cash	(986)	503
Proceeds from issuance of common stock	50	13
Proceeds from (payments on) debt, net	(3,953)	248

Net cash used in financing activities	(6,243)	(688)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(15)	435

NET DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS	429	(894)

CASH AND CASH EQUIVALENTS, beginning of period	14,272	15,066

CASH AND CASH EQUIVALENTS, end of period	$14,701	$14,172

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under capital leases	$240	$2,413

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
     Management currently believes eCOST will meet the Company’s expectations related to improved overall profitability. The Company reported improvement in eCOST’s financial results during 2007 and the first nine months of 2008 and currently expects continued improvement as a result of efforts to increase sales, improve product mix and control operating costs, although there can be no assurance that these future improvements will be achieved. If eCOST does not meet future expectations, the Company currently anticipates that it would be able to terminate or sublease eCOST’s facilities, liquidate remaining inventory through the eCOST website and reduce personnel related costs as needed so as to minimize any material impact upon the Company’s other segments.
Basis of Presentation
     The unaudited interim condensed consolidated financial statements as of September 30, 2008, and for the three and nine months ended September 30, 2008 and 2007, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of September 30, 2008, its results of operations for the three and nine months ended September 30, 2008 and 2007 and its cash flows for the nine months ended September 30, 2008 and 2007. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.
     Certain prior period data has been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income (loss) or total shareholders’ equity.
2. SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
     All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
     The preparation of consolidated financial statements and related disclosures in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The recognition and allocation of certain revenues and operating expenses in these consolidated financial statements also require management estimates and assumptions.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
     Estimates and assumptions about future events and their effects cannot be determined with certainty. The Company bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as the operating environment changes. These changes have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 in the section entitled “Risk Factors.” Based on a critical assessment of accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that the Company’s consolidated financial statements are fairly stated in accordance with generally accepted accounting principles in the United States of America, and provide a fair presentation of the Company’s financial position and results of operations.
Investment in Affiliates
     Priority Fulfillment Services, Inc. (“PFS”), a wholly-owned subsidiary of PFSweb, has made advances to Supplies Distributors that are evidenced by a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Subordinated Note cannot be increased to more than $6.5 million or decreased to less than $5.5 million without prior approval of the Company’s lenders. As of September 30, 2008, the outstanding balance of the Subordinated Note was $5.5 million. The Subordinated Note is eliminated in the Company’s consolidated financial statements.
     PFS has also made advances to eCOST, which aggregated $10.6 million as of September 30, 2008. Certain of the Company’s debt facilities provide that the total advances to eCOST may not be less than $2.0 million without prior approval of eCOST’s lender or increased above $11.5 million without the approval of PFS’ lender. PFSweb has also advanced to eCOST $4.7 million as of September 30, 2008. PFS has received the approval of its lender to advance an additional $0.9 million to certain of its subsidiaries and/or affiliates, including eCOST, if needed.
Concentration of Business and Credit Risk
     The Company’s service fee revenue is generated under contractual service fee relationships with multiple client relationships. No clients/customers exceeded 10% of consolidated revenue during the nine months ended September 30, 2008. A summary of the customer and client concentrations is as follows:

	Nine Months Ended
	September 30,	September 30,
	2008	2007
Product Revenue (as a percentage of Product Revenue):
Customer 1	11%	10%
Customer 2	10%	9%

Service Fee Revenue (as a percentage of Service Fee Revenue):
Client 1	40%	27%
Client 2	10%	11%
Client 3	6%	13%

Accounts Receivable:
Client/Customer 1	9%	11%
     Client 1 has advised PFS that it is not renewing its contract with PFS, which non-renewal is currently expected to be effective sometime in the first quarter of 2009.

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
     eCOST’s arrangements with its vendors are terminable by either party at will. Loss of any vendors could have a material adverse effect on eCOST’s financial position, results of operations and cash flows. Sales of HP and HP-related products represented 48% of eCOST’s net revenues (11% of the Company’s consolidated total net revenues) in the nine months ended September 30, 2008 and 51% of eCOST’s net revenues (12% of the Company’s consolidated total net revenues) in the comparable 2007 period.
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
Property and Equipment
     The Company’s property held under capital leases amounted to approximately $3.6 million and $4.6 million, net of accumulated amortization of approximately $8.0 million and $10.5 million, at September 30, 2008 and December 31, 2007, respectively.
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

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Cash Paid
     The Company made payments for interest of approximately $1.2 million and $2.1 million during the nine months ended September 30, 2008 and 2007, respectively. Income taxes of approximately $1.5 million and $1.4 million were paid by the Company during the nine months ended September 30, 2008 and 2007, respectively.
3. COMPREHENSIVE INCOME (LOSS) (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$43	$162	$519	$(2,045)
Other comprehensive income (loss):
Foreign currency translation Adjustment	(1,041)	255	(381)	252

Comprehensive income (loss)	$(998)	$417	$138	$(1,793)

4. NET INCOME (LOSS) PER COMMON SHARE
     Basic and diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the reporting period. For the three and nine months ended September 30, 2008, common stock equivalents of 0.1 million and 0.8 million, respectively, of outstanding options are included in the diluted weighted average number of shares outstanding. For the three months ended September 30, 2007, common stock equivalents of 0.8 million are included in the diluted weighted average number of shares outstanding. For the three and nine months ended September 30, 2008, 1.3 million and 0.6 million, respectively, of outstanding options to purchase common shares were anti-dilutive and have been excluded from the weighted diluted average share computation. For the three and nine months ended September 30, 2007, outstanding options of 0.5 and 0.5 million, respectively, to purchase common shares were antidilutive and have been excluded from the weighted diluted average share computation for each period. Warrants not included in the calculation of diluted net loss per share for both the three and nine months ended September 30, 2007 were 0.1 million.
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
     During the nine months ended September 30, 2008, the Company issued an aggregate of 182,556 options to purchase shares of common stock to officers, directors, employees and consultants of the Company.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
6. VENDOR FINANCING:
Outstanding obligations under vendor financing arrangements consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Inventory and working capital financing agreements:
United States	$19,581	$23,667
Europe	19,436	13,340

Total	$39,017	$37,007

Inventory and Working Capital Financing Agreement, United States
     Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of IPS products in the United States, providing financing for eligible IPS inventory and for certain receivables up to $30.5 million through its expiration in March 2009. As of September 30, 2008, Supplies Distributors had $5.6 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $5.5 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (5.5% as of September 30, 2008). The facility also includes a monthly service fee. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.
Inventory and Working Capital Financing Agreement, Europe
     Supplies Distributors’ European subsidiaries have a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance their distribution of IPS products in Europe. The asset based credit facility with IBM Belgium provides up to 16.0 million euros (approximately $22.9 million) in financing for purchasing IPS inventory and for certain receivables through its expiration in March 2009. As of September 30, 2008, Supplies Distributors’ European subsidiaries had 1.9 million euros ($2.7 million) of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors and its European subsidiaries to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors’ European subsidiaries, as well as collateralized guaranties of Supplies Distributors and PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $5.5 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at Euribor plus 1.5% (6.6% as of September 30, 2008). Supplies Distributors’ European subsidiaries pay a monthly service fee on the commitment. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
7. DEBT AND CAPITAL LEASE OBLIGATIONS;
     Outstanding obligations under debt and capital lease obligations consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Loan and security agreements, United States
Supplies Distributors	$8,413	$10,353
PFS	3,000	7,225
Credit facility — eCOST	—	—
Factoring agreement, Europe	3,289	1,212
Taxable revenue bonds	3,200	4,000
Master lease agreements	4,433	5,033
Other	1,002	793

Total	23,337	28,616
Less current portion of long-term debt	20,802	22,238

Long-term debt, less current portion	$2,535	$6,378

Loan and Security Agreement — Supplies Distributors
     Supplies Distributors has a loan and security agreement with Wachovia Bank, N.A. (“Wachovia”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of September 30, 2008, Supplies Distributors had $3.1 million of available credit under this agreement. The Wachovia facility expires on the earlier of March 29, 2009 or the date on which the parties to the IPS master distributor agreement no longer operate under the terms of such agreement and/or IPS no longer supplies products pursuant to such agreement. Borrowings under the Wachovia facility accrue interest at prime rate or Eurodollar rate plus 1.75% to 2.25%, dependent on excess availability, as defined. The interest rate as of September 30, 2008 was 5.0% for $4.4 million of outstanding borrowings and 4.5% for $4.0 million of outstanding borrowings. This agreement contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $5.5 million and restricted cash of less than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks and Wachovia pursuant to which a security interest was granted to Wachovia for all U.S. and Canadian customer remittances received in specified bank accounts. At September 30, 2008 and December 31, 2007, these bank accounts held $0.8 million and $1.4 million, respectively, which was restricted for payment to Wachovia.
Loan and Security Agreement — PFS
     PFS has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”). The Comerica Agreement provides for up to $10.0 million of eligible accounts receivable financing through March 2009. There was $3.0 million of outstanding advances as of September 30, 2008. As of September 30, 2008, PFS had $4.7 million of available credit under this facility. The Comerica Agreement contains cross default provisions, various restrictions upon PFS’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the subordinated note receivable from Supplies Distributors to a maximum of $6.5 million. Comerica has provided approval for PFS to advance an additional $0.9 million to certain of its subsidiaries, including eCOST, if needed. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb, Inc.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Credit Facility — eCOST
     eCOST has an asset-based line of credit facility of up to $7.5 million from Wachovia, through May 2009, which is collateralized by substantially all of eCOST’s assets. Borrowings under the facility are limited to a percentage of eligible accounts receivable and inventory. Outstanding amounts under the facility bear interest at rates ranging from the prime rate to the prime rate plus 0.5% (5.5% as of September 30, 2008), depending on eCOST’s financial results. As of September 30, 2008, eCOST had $1.2 million of letters of credit outstanding and $2.4 million of available credit under this facility. In connection with the line of credit, eCOST entered into a cash management arrangement whereby eCOST’s operating amounts are considered restricted and swept and used to repay outstanding amounts under the line of credit. As of September 30, 2008 and December 31, 2007, the restricted cash amount was $0.3 million and $0.5 million, respectively. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, and requires a minimum tangible net worth of $0 million, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.
Factoring Agreement
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million euros (approximately $10.7 million) of eligible accounts receivables through March 2009. As of September 30, 2008, Supplies Distributors’ European subsidiary had approximately 1.7 million euros ($2.4 million) of available credit under this agreement. Borrowings accrue interest at Euribor plus 0.6% (5.7% at September 30, 2008). This agreement contains various restrictions upon the ability of Supplies Distributors’ European subsidiary to, among other things, merge, consolidate and incur indebtedness, as well as financial covenants, such as minimum net worth. This agreement is secured by a guarantee of Supplies Distributors, up to a maximum of 200,000 euros.
Taxable Revenue Bonds
     PFS has a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of $5 million MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned the proceeds of the Bonds to PFS for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in the Company’s Southaven, Mississippi distribution facility. The Bonds bear interest at a variable rate (4.2% as of September 30, 2008), as determined by Comerica Securities, as Remarketing Agent. PFS, at its option, may convert the Bonds to a fixed rate, to be determined by the Remarketing Agent at the time of conversion.
     The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) in the initial face amount of $5.1 million issued by Comerica pursuant to a Reimbursement Agreement between PFS and Comerica under which PFS is obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has a maturity date of April 2009 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof. If the Letter of Credit is renewed or replaced, the Bonds require future annual principal repayments of $800,000 in January of each year through 2012. PFS’ obligations under the Reimbursement Agreement are secured by substantially all of the assets of PFS, including restricted cash of $1.5 million and a Company parent guarantee.
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

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
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
Master Lease Agreements
     The Company has a Term Lease Master Agreement with IBM Credit Corporation (“Master Lease Agreement”) that provides for leasing or financing transactions of equipment and other assets, which generally have terms of 3 years. The outstanding leasing transactions ($0.8 million as of September 30, 2008 and $0.9 million as of December 31, 2007) are secured by the related equipment.
     The Company also has two other master agreements with financing companies that provide for leasing or financing transactions of certain equipment. The amounts outstanding under these agreements were $1.4 million and $1.8 million as of September 30, 2008 and December 31, 2007, respectively, and are secured by the related equipment.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues (in thousands):
PFSweb	$32,645	$28,814	$92,637	$80,729
Supplies Distributors	55,448	58,313	177,795	174,718
eCOST	23,709	26,950	74,701	75,680
Eliminations	(1,893)	(2,082)	(6,071)	(6,325)

	$109,909	$111,995	$339,062	$324,802

Income (loss) from operations (in thousands):
PFSweb	$6	$115	$(289)	$(1,658)
Supplies Distributors	1,427	1,570	5,136	4,998
eCOST	(748)	(692)	(2,399)	(2,845)
Eliminations	—	—	—	—

	$685	$993	$2,448	$495

Depreciation and amortization (in thousands):
PFSweb	$1,426	$1,760	$4,074	$5,342
Supplies Distributors	2	6	12	15
eCOST	248	255	733	751
Eliminations	—	—	—	—

	$1,676	$2,021	$4,819	$6,108

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Capital expenditures (in thousands):
PFSweb	$2,987	$818	$4,467	$2,667
Supplies Distributors	—	—	77	7
eCOST	96	115	194	250
Eliminations	—	—	—	—

	$3,083	$933	$4,738	$2,924

	September 30,	December 31,
	2008	2007
Assets (in thousands):
PFSweb	$103,759	$102,950
Supplies Distributors	83,134	79,446
eCOST	30,856	33,615
Eliminations	(59,827)	(57,838)

	$157,922	$158,173

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
     On July 25, 2007 a purported class action lawsuit entitled Darral Frank and Joseph F. Keeley, Jr.. v. PC Mall, Inc. dba eCOST.com and eCOST.com, Inc. was filed in the Superior Court of California, Los Angeles County. The purported class consists of all of current and former sales representatives who worked for the defendants in California from July 24, 2003 through July 24, 2007. The lawsuit alleges that the defendants failed to pay overtime compensation and interest thereon, failed to timely pay compensation to terminated employees and failed to provide meal and rest periods, all in violation of the California Labor Code and Business and Professions Code. An order granting preliminary approval of a settlement of the matter for $0.1 million has been entered and final approval is expected in December 2008.
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
     Our second business segment is a product revenue model. In this segment, we are a master distributor of product for IPS and certain other clients. In this capacity, we purchase, and thus own, inventory and recognize the corresponding product revenue. As a result, upon the sale of inventory, we own the accounts receivable. Freight costs billed to customers are reflected as components of product revenue. This business segment requires significant working capital requirements, for which we have senior credit facilities to provide for approximately $90 million of available financing.
     Our third business segment is a web-commerce product revenue model focused on the sale of products to a broad range of consumer and small business customers. In this segment we operate as a multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise. Our product line currently offers approximately 200,000 products in several primary merchandise categories, primarily including computer hardware and software, home electronics, digital imaging, watches and jewelry, housewares, DVD movies, video games and cellular/wireless.
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

Results of Operations
For the Interim Periods Ended September 30, 2008 and 2007
     The following table sets forth certain historical financial information from our unaudited interim condensed consolidated statements of operations expressed as a percent of net revenues.

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
				% of Net Revenues					% of Net Revenues
	2008	2007	Change	2008	2007	2008	2007	Change	2008	2007
Revenues:
Product revenue, net	$79.1	$85.3	$(6.2)	72.0%	76.1%	$252.5	$250.4	$2.1	74.4%	77.1%
Service fee revenue	22.9	18.4	4.5	20.9%	16.4%	65.0	53.0	12.0	19.2%	16.3%
Pass-through revenue	7.9	8.3	(0.4)	7.1%	7.5%	21.6	21.4	0.2	6.4%	6.6%

Total net revenues	109.9	112.0	(2.1)	100.0%	100.0%	339.1	324.8	14.3	100.0%	100.0%
Cost of Revenues
Cost of product revenue (1)	73.1	78.9	(5.8)	92.4%	92.5%	233.5	231.5	2.0	92.5%	92.4%
Cost of service fee revenue (2)	15.6	12.9	2.7	68.1%	70.2%	44.5	38.2	6.3	68.6%	72.1%
Pass-through cost of revenue (3)	7.9	8.3	(0.4)	100.0%	100.0%	21.6	21.4	0.2	100.0%	100.0%

Total cost of revenues	96.6	100.1	(3.5)	87.9%	89.4%	299.6	291.1	8.5	88.4%	89.6%

Product revenue gross profit	6.0	6.4	(0.4)	7.6%	7.5%	19.0	18.9	0.1	7.5%	7.6%
Service fee gross profit	7.3	5.5	1.8	31.9%	29.8%	20.5	14.8	5.7	31.4%	27.9%
Pass-through gross profit	—	—	—	—%	—%	—	—	—	—%	—%

Total gross profit	13.3	11.9	1.4	12.1%	10.6%	39.5	33.7	5.8	11.6%	10.4%

Operating Expenses	12.7	10.9	1.8	11.5%	9.7%	37.0	33.2	3.8	10.9%	10.2%

Income (loss) from operations	0.6	1.0	(0.4)	0.6%	0.9%	2.5	0.5	2.0	0.7%	0.2%
Interest expense, net	0.4	0.6	(0.2)	0.4%	0.6%	1.2	1.9	(0.7)	0.3%	0.6%

Income (loss) before income taxes	0.2	0.4	(0.2)	0.2%	0.3%	1.3	(1.4)	2.7	0.4%	(0.4)%

Income tax expense, net	0.2	0.2	—	0.2%	0.2%	0.8	0.7	0.1	0.2%	0.2%

Net income (loss)	$0.0	$0.2	$(0.2)	—%	0.1%	$0.5	$(2.0)	$2.5	0.2%	(0.6)%

(1)	% of net revenues represents the percent of Product revenue, net.

(2)	% of net revenues represents the percent of Service fee revenue.

(3)	% of net revenues represents the percent of Pass-through revenue.
     Product Revenue, net. eCOST product revenue was $23.7 million in the three months ended September 30, 2008, a 12.0% decrease as compared to $26.9 million in the comparable quarter of the prior year. eCOST product revenue was $74.7 million in the nine months ended September 30, 2008, a 1.3% decrease as compared to $75.7 million in the comparable period of the prior year. The decrease for both periods is primarily due to a decline in sales to its business to business channel during the 2008 period partially offset by an increase in its higher margin business to consumer sales channel. The business to consumer sales channel increase is primarily due to continued emphasis on growth through an expanded product line, improved service capabilities and enhanced website capabilities.
     Supplies Distributors product revenue of $55.4 million decreased $2.9 million, or 4.9% in the three months ended September 30, 2008 as compared to the same quarter of the prior year. The decrease is primarily due to decreased sales volume on certain products partially offset by the impact of foreign exchange rates.
     Supplies Distributors product revenue of $177.8 million increased $3.1 million, or 1.8% in the nine months ended September 30, 2008 as compared to the same period of the prior year. The increase is primarily due to the negative impact of foreign currency fluctuations during the 2007 nine month period that created alternative purchasing channels for certain customers, which did not occur in 2008.
     Service Fee Revenue. Service fee revenue for the three and nine months ended September 30, 2008 included increased service fees generated from the impact of new service contract relationships that were added in 2007, benefits from incremental project work and a modified contract with an existing client. The change in service fee revenue is shown below ($ millions):

	Three	Nine
	Months	Months
Period ended September 30, 2007	$18.4	$53.0
New service contract relationships, including certain incremental projects under new contracts	2.0	5.1
Change in existing client service fees and certain incremental projects with existing clients	3.6	9.8
Terminated clients not included in 2008 revenue	(1.1)	(2.9)

Period ended September 30, 2008	$22.9	$65.0

     Cost of Product Revenue. The gross margin for eCOST was $2.2 million or 9.2% of product revenue in the three months ended September 30, 2008 and $2.4 million or 8.8% of product revenue during the comparable period of 2007. eCOST gross margin was $6.3 million or 8.5% of product revenue in the nine months ended September 30, 2008 and $6.4 million or 8.4% of product revenue during the comparable period of 2007. The increase in gross margin is primarily due to a shift in product sales to the higher margin business to consumer channel.
     Supplies Distributors cost of product revenue decreased by $2.7 million, or 5.0%, to $51.6 million in the three months ended September 30, 2008, primarily as a result of decreased product sales. The resulting gross profit margin was $3.8 million or 6.9% of product revenue for the three months ended September 30, 2008 and $4.0 million or 6.9% of product revenue for the comparable 2007 period.
     Supplies Distributors cost of product revenue increased by $3.0 million, or 1.8%, to $165.1 million in the nine months ended September 30, 2008, primarily as a result of increased product sales. The resulting gross profit margin was $12.7 million or 7.1% of product revenue for the nine months ended September 30, 2008 and $12.6 million or 7.2% of product revenue for the comparable 2007 period. The gross profit margin in each of the nine month periods ended September 30, 2008 and 2007 includes the impact of certain incremental inventory cost reductions.
     Cost of Service Fee Revenue. The increase in gross profit as a percentage of service fees to 31.9% in the three months ended September 30, 2008 from 29.8% in same period of 2007 is primarily due to the impact of certain existing client projects and the impact of a modified contract with an existing client.
     The increase in gross profit as a percentage of service fees to 31.4% in the nine months ended September 30, 2008 from 27.9% in same period of 2007 is primarily due to the impact of certain existing client projects and the impact of a modified contract with an existing client. We expect to earn an overall average gross profit of 25-30% on existing and new service fee contracts, but we have and may continue to accept lower gross margin percentages on certain contracts depending on contract scope and other factors.
     Operating Expenses. Operating expenses for the three months ended September 30, 2008 increased $1.8 million to $12.7 million from the same 2007 period. Operating expenses were $37.0 million for the nine months ended September 30, 2008, or 10.9% of total net revenues, as compared to $33.3 million, or 10.2% of total net revenues, for the nine months ended September 30, 2007. The increase is primarily due to certain personnel related expenses and the prior year results benefitting from a favorable impact of exchange rates on certain intercompany balances.
     Income Taxes. We recorded a tax provision associated primarily with state income taxes and our subsidiary Supplies Distributors’ Canadian and European operations. A valuation allowance has been provided for the majority of our net deferred tax assets as of September 30, 2008 and December 31, 2007, which are primarily related to our net operating loss carryforwards, and certain foreign deferred tax assets.

We expect that we will continue to record an income tax provision associated with state income taxes and Supplies Distributors’ Canadian and European results of operations.
Liquidity and Capital Resources
     Net cash provided by operating activities was $11.3 million for the nine months ended September 30, 2008, and primarily resulted from cash income before working capital changes of $6.8 million, a $5.6 million of increase in accounts payable, accrued expenses and other liabilities and a $7.1 million decrease in accounts receivable. These benefits were offset by a $3.1 million increase in prepaid expenses, other receivables and other assets and a $5.3 million increase in inventories.
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
     Net cash used in investing activities for the nine months ended September 30, 2008 and 2007 totaled $4.6 million and $2.8 million, respectively, resulting primarily from capital expenditures.
     Capital expenditures have historically consisted primarily of additions to upgrade our management information systems, and general expansion and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures to support new contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months will be approximately $4 to $7 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients as well as the eCOST infrastructure. To maintain our current operating cash position, a portion of these expenditures may be financed through debt, operating or capital leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event we do not obtain the financing or achieve the financial results necessary to support such investments.
     Net cash used in financing activities was approximately $6.2 million for the nine months ended September 30, 2008, primarily representing $4.0 million of payments on debt, a $1.0 million increase in restricted cash and payments on capital leases of $1.4 million.
     Net cash used in financing activities was approximately $0.7 million for the nine months ended September 30, 2007, primarily representing $1.5 million of payments on capital leases partially offset by a $0.5 million decrease in restricted cash and $0.2 million of proceeds from debt.
     Our liquidity has been negatively impacted as a result of the merger with eCOST. eCOST has experienced a net usage of cash primarily due to losses incurred. As a result, PFSweb has had to support eCOST’s cash needs with the goal of achieving a stabilized operational position. The amount of further cash needed to support eCOST operations will depend upon the financing available as well as eCOST’s continued ability to improve its financial results. eCOST’s results improved in 2007 and during the first nine months of 2008 and we currently expect continued improvement as a result of efforts to increase sales, improve product mix and further improve operational efficiencies.
     Our liquidity may also be negatively impacted by an expected decline in service fee revenue due to the current general economic decline as well as the nonrenewal of a large contract with an agency of the U.S. government. We currently intend to seek to offset the impact of lower service fee revenue by reducing variable costs and expenses and redeploying existing infrastructure to other client activities. No assurance can be given that we will be successful, in whole or in part, in such efforts, nor can any assurance be given that the decline in service fee revenue will not have a material adverse effect upon our business, financial condition or results of operations.

     In June 2008, our Board of Directors authorized a 1-for-4.7 reverse stock split to reduce the number of outstanding shares of common stock. There was no impact on the number of authorized shares or the stated par value of our common stock as a result of the reverse stock split.
     During the nine months ended September 30, 2008, our working capital decreased to $19.0 million from $22.5 million at December 31, 2007, primarily due to the reclassification of $2.4 million in taxable revenue bonds to short-term debt due to the April 2009 maturity of the related letters of credit securing the taxable revenue bonds. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities, entering into new debt agreements or transferring to third parties a portion of our subordinated loan balance due from Supplies Distributors. In conjunction with certain of these alternatives, we may be required to provide certain letters of credit to secure these arrangements. No assurances can be given that we will be successful in obtaining any additional financing or the terms thereof. In particular, all of our material credit agreements expire, by their terms, in March 2009. If we are unable to renew such credit facilities upon the same or substantially the same terms, our business and financial condition will be materially adversely affected. We currently believe our cash position, financing available under our credit facilities (assuming renewal in March 2009) and funds generated from operations (including targeted cost reductions related to the nonrenewal of our U.S. government contract) will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our current debt and lease obligations, and additional loans to our subsidiaries Supplies Distributors and eCOST, if necessary, for at least the next twelve months.
     Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States and foreign governments. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity, financial condition, results of operations and our ability to renew our credit facilities.
     The following is a schedule of our total contractual cash obligations which is comprised of operating leases, debt, vendor financing and capital leases (including interest) as of September 30, 2008, (in millions):

	Payments Due By Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Debt and vendor financing	$59,425	$58,501	$746	$178	$—
Capital lease obligations	3,663	1,792	1,723	148	—
Operating leases	18,719	7,830	9,690	1,199	—

Total	$81,807	$68,123	$12,159	$1,525	$—

     In support of certain debt instruments and leases, as of September 30, 2008, we had $2.8 million of cash restricted for payment of capital expenditures or repayments to lenders. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain of our subsidiaries’ credit facilities. Many of these facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other credit facilities and agreements. These covenants include minimum levels of net worth for the individual borrower subsidiaries and restrictions on the ability of the borrower subsidiaries to advance funds to other borrower subsidiaries. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. In particular, in the event eCOST is unable to increase its revenue and/or gross profit from its present levels, it may fail to comply with one or more of the financial covenants required under its working capital line of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and payment under our parent guaranty. A requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of September 30, 2008, we were in compliance with all debt covenants. We do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.

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
     To finance their distribution of IPS products, Supplies Distributors and its subsidiaries have short-term credit facilities with IBM Credit LLC (“IBM Credit”) and IBM Belgium Financial Services S.A. (“IBM Belgium”). We have provided a collateralized guaranty to secure the repayment of these credit facilities. These asset-based credit facilities provided financing for up to $30.5 million and up to 16.0 million euros (approximately $22.9 million) with IBM Credit and IBM Belgium, respectively. These agreements expire in March 2009.
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
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million euros (approximately $10.7 million) of eligible accounts receivables through March 2009.
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
     Our subsidiary, Priority Fulfillment Services, Inc. (“PFS”), has a Loan and Security Agreement with Comerica Bank (“Comerica”), which provides for up to $10.0 million of eligible accounts receivable financing through March 2009. We entered this Agreement to supplement our existing cash position, and provide funding for our current and future operations, including our targeted growth. The Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, and a minimum liquidity ratio, as defined. The agreement also limits PFS’ ability to increase the subordinated loan to Supplies Distributors to more than $6.5 million and provides the approval for PFS to advance an additional $0.9 million to certain of its subsidiaries and/or affiliates, including eCOST, if needed. The agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb.
     eCOST currently has an asset-based line of credit facility of up to $7.5 million with Wachovia, which is collateralized by substantially all of eCOST’s assets and expires in May 2009. Borrowings under the facility are limited to a percentage of eligible accounts receivable and letter of credit availability is limited to a percentage of accounts receivable and inventory. As of September 30, 2008, eCOST had $1.2 million of letters of credit outstanding and $2.4 million of available credit under this facility. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as a minimum tangible net worth of $0 million, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.
     In 2004, PFS incurred more than $5 million in capital expenditures to support incremental business from a distribution facility in Southaven, MS. PFS financed a significant portion of these expenditures through a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) pursuant to which the MBFC issued $5 million MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned PFS the proceeds of the Bonds for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in our Southaven, Mississippi distribution facility. The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) in the initial face amount of $5.1 million issued by Comerica pursuant to a Reimbursement Agreement between us and Comerica under which PFS is obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has a maturity date of April 2009 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof. The amount outstanding on this Loan Agreement as of September 30, 2008 was $3.2 million. PFS’ obligations under the Reimbursement Agreement are secured by substantially all of its assets, including restricted cash of $1.5 million and a Company parent guarantee.
     In June 2006, we entered into a Securities Purchase Agreement with certain institutional investors in a private placement transaction pursuant to which we issued and sold shares of our common stock resulting in net proceeds of $4.8 million. We advanced the net proceeds to eCOST to support its operating requirements.
     To the extent we fail to comply with the various debt covenants described above, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. Any requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of September 30, 2008, we were in compliance with all debt covenants.
     eCOST has historically incurred significant operating losses and used cash to fund its operations. As a result, we have been required to invest cash to fund eCOST’s operations, which we may not be able to continue to do without approval from our lenders. The amount of further cash needed to support eCOST operations depends upon the financing available under its credit line as well as eCOST’s ability to improve its financial results. Through September 30, 2008, we have advanced $15.3 million to eCOST to fund eCOST’s cash flow requirements and have lender approval to advance an additional $0.9 million to certain of our subsidiaries and/or affiliates, including eCOST. In the event we need to invest further cash to eCOST, we may be required to seek approval from our lenders to provide such funds. We can provide no assurance that we will receive such approval from our lenders or any terms or conditions required by our lenders in order to obtain such approval. In addition, PFSweb has provided a guaranty of eCOST’s bank line of credit and certain eCOST vendor trade payables.
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
     On July 25, 2007 a purported class action lawsuit entitled Darral Frank and Joseph F. Keeley, Jr. v. PC Mall, Inc. dba eCOST.com and eCOST.com, Inc. was filed in the Superior Court of California, Los Angeles County. The purported class consists of all of current and former sales representatives who worked for the defendants in California from July 24, 2003 through July 24, 2007. The lawsuit alleges that the defendants failed to pay overtime compensation and interest thereon, failed to timely pay compensation to terminated employees and failed to provide meal and rest periods, all in violation of the California Labor Code and Business and Professions Code. An order granting preliminary approval of a settlement of the matter for $0.1 million has been entered and final approval is expected in December 2008.
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
Critical Accounting Policies
     In 2008, our stock price has significantly declined to levels that may impact our goodwill impairment test and our review of amortizable intangible assets during the fourth quarter of 2008. A description of our critical accounting policies, including goodwill and long-lived assets, is included in Note 2 of the consolidated financial statements in our December 31, 2007 Annual Report on Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
     We are exposed to various market risks including interest rates on financial instruments and foreign exchange rates.
Interest Rate Risk
     Our interest rate risk exists from our outstanding balances on our inventory and working capital financing agreements, taxable revenue bonds, loan and security agreements and factoring agreement for the financing of inventory, accounts receivable and certain other receivables and certain equipment, which amounted to $57.9 million at September 30, 2008. A 100 basis point movement in interest rates would result in approximately $0.2 million annualized increase or decrease in interest expense based on the outstanding balance of these agreements at September 30, 2008.
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     On July 25, 2007 a purported class action lawsuit entitled Darral Frank and Joseph F. Keeley, Jr. v. PC Mall, Inc. dba eCOST.com and eCOST.com, Inc. was filed in the Superior Court of California, Los Angeles County. The purported class consists of all of current and former sales representatives who worked for the defendants in California from July 24, 2003 through July 24, 2007. The lawsuit alleges that the defendants failed to pay overtime compensation and interest thereon, failed to timely pay compensation to terminated employees and failed to provide meal and rest periods, all in violation of the California Labor Code and Business and Professions Code. An order granting preliminary approval of a settlement of the matter for $0.1 million has been entered and final approval is expected in December 2008.
ITEM 1A. Risk Factors
     There have been no material changes with regard to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commissions on March 31, 2008 other than as previously noted in our prior Quarterly Reports on Form 10-Q and as set forth below.
Risks Related to All Our Business Segments
Our business and future growth depend on our continued access to bank and commercial financing. Recent turmoil in the credit markets and the financial services industry may negatively impact our business, results of operations, financial condition or liquidity.
     Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States and foreign governments. The recent economic crisis could also adversely impact our customers’ operations or ability to maintain liquidity which may negatively impact our business and results of operations.
     Our business and future growth currently depend on our ability to access bank and commercial lines of credit. We currently depend on an aggregate of approximately $110 million in line of credit facilities provided by various banks and commercial lenders. These lines of credit currently mature in March through May 2009 and are secured by substantially all our assets. Our ability to renew our line of credit facilities depends upon various factors, including the availability of bank loans and commercial credit in general, as well as our financial condition and prospects. Therefore, we cannot guarantee that these credit facilities will continue to be available beyond their current maturity on reasonable terms or at all. Our inability to renew or replace our credit facilities or find alternative financing would materially adversely affect our business, financial condition, operating results and cash flow.
Risks Related to Our PFS and Supplies Distributors Operating Segments
Our business is subject to the risk of customer and supplier concentration.
     For the nine months ended September 30, 2008 and 2007, a U.S. government agency, Xerox Corporation and a consumer products company represented the source of approximately 40%, 10% and 6%, respectively, and approximately 27%, 11% and 13%, respectively of our total service fee revenue, net of pass-through revenue. In particular, the agreements under which we provide services to such clients are terminable at will upon notice by such clients. We have been advised that our contract with the U.S. government agency will not be renewed and such nonrenewal, as well as the loss of, or non-payment of invoices by, any or all of such other clients are likely to have a material adverse effect upon our business.
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
     Sales by Supplies Distributors to two customers accounted for approximately 29% of Supplies Distributors’ total product revenue for the nine months ended September 30, 2008. Sales to the same two customers accounted for approximately 28% of Supplies Distributors’ product revenue for the nine months ended September 30, 2007. The loss of any one or more of such customers, or non-payment of any material amount by these or any other customer, would have a material adverse effect upon Supplies Distributors’ business.
Risks Related to eCOST, our Online Discount Retailer Segment
Our business is subject to the risk of supplier concentration.
     Our business is dependent on sales of Hewlett Packard (HP) and HP-related products, which represented approximately 48% of eCOST’s net revenues (11% of our consolidated net revenues) in the nine months ended September 30, 2008 and 51% of eCOST’s net revenues (12% of our consolidated net revenues) in the comparable period of 2007. If our ability to purchase direct from HP is terminated or restricted, or if the demand for HP and HP-related products declines, our business will be materially adversely affected.
We may be required to record a significant charge to earnings if our goodwill or amortizable intangible assets become impaired.
     We are required under generally accepted accounting principles to review our amortizable intangible for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets or goodwill may not be recoverable include a decline in stock price and market capitalization and slower growth rates in our industry. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our amortizable intangible assets or goodwill is determined to exist. This could adversely impact our results of operations.
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
Date: November 14, 2008

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