Form 10-K
period 2008-12-31
PFSWEB INC
filed 2009-03-31
CIK 1095315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Common Stock, par value $.001 per share
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 (based on the closing price as reported by the National Association of Securities Dealers Automated Quotation System) was $38,855,038.
     At March 31, 2009, there were 9,942,140 shares of the registrant’s Common Stock issued, $.001 par value, (after giving effect to the 1-for-4.7 common share reverse stock split effective June 2, 2008).
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

PART I
Item 1. Business
General
     PFSweb is an international provider of integrated eCommerce and business process outsourcing solutions. PFSweb provides these solutions to major brand name companies seeking to optimize their supply chain efficiencies and to extend their traditional business and e-commerce initiatives. Through our eCOST.com business unit, we are also a leading multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise. We derive our revenues from three business segments: 1) eCommerce and business process outsourcing, 2) a master distributor and 3) an online discount retailer.
     First, in our eCommerce and business process outsourcing business segment operated by our Priority Fulfillment Services subsidiaries (“PFS”), we derive our revenues from a broad range of services as we process individual business transactions on our clients’ behalf. These business transactions may include the answering of a phone call or an e-mail, the design and hosting of a client web-site, the deployment of an eCommerce technology platform, the receipt and storage of a client’s inventory, the kitting and assembly of products to meet a client’s specifications, the shipping of products to our client’s customer base, the management of a complex set of electronic data transactions designed to keep our client’s suppliers and customers accounting records in balance, or the processing of a returned package. In the eCommerce and business process outsourcing segment, we do not own the inventory or the resulting accounts receivable, but provide management services for these client-owned assets.
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
     Our third business segment is eCOST.com (“eCOST”), an online discount retailer of new, “close-out” and recertified brand-name merchandise. This web-commerce product revenue model is focused on the sale of products to a broad range of consumer and business customers. We currently offer approximately 200,000 products in several primary merchandise categories, including computers, networking, electronics and entertainment, TV’s, plasmas and monitors, cameras and camcorders, memory and storage, “For the Home” and sports and leisure.
     We are headquartered in Plano, Texas where our executive and administrative offices and our primary technology operations and hosting facilities are located. We have an office in El Segundo, CA which consists of sales, marketing and purchasing operations for our online discount retailer segment. We operate state-of-the-art call centers from our U.S. facilities located in Plano, Texas, and Memphis, Tennessee, and from our international facilities located in Toronto, Canada, Liege, Belgium and Manila, Philippines. We lease or manage warehouse facilities of approximately 2.0 million square feet of warehouse space, many containing highly automated and state of the art material handling and communications equipment, in Memphis, TN, Southaven, MS, Grapevine, TX, Toronto, Canada and Liege, Belgium, allowing us to provide global distribution solutions.
ECOMMERCE AND BUSINESS PROCESS OUTSOURCING SEGMENT
     PFS is a global provider of end-to-end eCommerce and business process outsourcing solutions. PFS’ service breadth includes eCommerce technology and integration services, interactive marketing services, global logistics and order fulfillment, freight and transportation management, real-time order management, kitting and assembly, customer care, facility operations and management, turn-key web-commerce infrastructure, payment processing and financial services and more. Collectively, we define our offering as End-to-End eCommerce and Business Process Outsourcing because we extend our clients’ infrastructure and technology capabilities, addressing an entire business transaction cycle from demand generation to product delivery. Our solutions support both business-to-business (“B2B”) and business-to-consumer (“B2C”) sales channels.

     PFS serves as the “brand behind the brand” for companies seeking to increase efficiencies, enter new markets or launch optimized sales channels. As an eCommerce and business process outsourcer, we offer scalable and cost- effective solutions for manufacturers, distributors, online retailers and direct marketing organizations across a wide range of industry segments. We provide our clients with seamless and transparent solutions to support their business strategies, allowing them to focus on their core competencies. Leveraging PFS’ technology, expertise and proven methodologies, we enable client organizations to develop and deploy new products and implement new business strategies or address new distribution channels rapidly and efficiently through our optimized solutions. Our clients engage us both as a consulting partner to assist them in the design of a business solution as well as a virtual and physical infrastructure partner providing the mission critical operations required to build and manage their business solution. Together, we not only help our clients define new ways of doing business, but also provide them the technology, physical infrastructure and professional resources necessary to quickly implement this business model. We allow our clients to quickly and dramatically change how they “go-to-market.”
     Each client has a unique business model and unique strategic objectives that require highly customized solutions. PFS supports clients in a wide array of industries including technology products, consumer goods, aviation, toys/education, collectibles, luxury goods, food and beverage, apparel and home furnishings. These clients turn to PFS for help in addressing a variety of business issues that include profitable eCommerce, customer satisfaction and retention, time-definite logistics, vendor managed inventory and integration, supply chain compression, cost model realignments, transportation management and international expansion, among others. We also act as a constructive agent of change, providing clients the ability to alter their current distribution model, establish direct relationships with end-customers, and reduce the overall time and costs associated with existing distribution channel strategies. Our clients are seeking solutions that will provide them with dynamic supply chain and multi-channel marketing efficiencies, while ultimately delivering a world-class customer service experience.
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
     Our capabilities are expansive. To offer the most necessary and resourceful solutions to our clients, we are continually developing capabilities to meet the pressing business issues in the marketplace. Our business objective is to focus on “Leading the Evolution of OutsourcingTM.” As our tagline suggests, we will continue to evolve our service offering to meet the needs of the marketplace and the demands of unique client requirements. We are most successful when we provide a new capability to enable a client to pursue a new initiative and we are then able to leverage that revolutionary development across other client or prospect solutions, as it becomes “best practice” in the marketplace. Our team of experts design and build diverse solutions for online retailers, technology and consumer goods manufacturers, aviation brands as well as other major brand name clients around a flexible core of technology and physical infrastructure that includes:
•	Technology collaboration provided by our suite of technology services, called the Entente Suite(SM), that are e-commerce and collaboration services that enable buyers and suppliers to fully automate their business transactions within their supply chain. Entente supports industry standard collaboration techniques including XML based protocols such as BizTalk and RosettaNet, real-time application interfaces, text file exchanges via secured File Transfer Protocol (“FTP”), and traditional electronic data interchange (“EDI”);

•	eCommerce technology solutions with managed hosting and Internet application development services, including web site design, creation, integration and ongoing maintenance, support and enhancement of web sites;

•	Order management, including order processing from any source of entry, back order processing and future order processing, tracking and tracing, credit management, electronic payment processing, calculation and collection of sales tax and VAT, comprehensive freight calculation and email notification, all with multiple currency and language options;

•	Customer Relationship Management (“CRM”), including interactive voice response (“IVR”) technology and web-enabled customer contact services through world-class call centers utilizing voice, e-mail, voice over internet protocol (“VOIP”) and internet chat communications that are fully integrated with real-time systems and historical data archives to provide complete customer lifecycle management;

•	International fulfillment and distribution services, including warehouse management, inventory management, vendor managed inventory, inventory postponement, product warehousing, order picking and packing, freight and transportation management and reverse logistics;

•	Facility Operations and Management (“FOM”) that includes process reengineering, facility design and engineering and employee administration;

•	Kitting and assembly services, including light assembly, procurement services, supplier relationship management, specialized kitting, and supplier consigned inventory hub in our distribution facilities or co-located in other facilities;

•	Product management and inspection services, including management of coupon programs, de-kitting and salvage operations and inspection, testing and repackaging services;

•	Information management, including real-time data interfaces, data exchange services and data mining;

•	Financial services, including secure online credit card processing related services, fraud protection, invoicing, credit management and collection, and working capital solutions; and

•	Professional consulting services, including a consultative team of experts that customize solutions to each client and continuously seek out ways to increase efficiencies and produce benefits for the client.
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
     Manufacturers, as buyers of materials, are also imposing new business practices and policies on their supplier partners to shift the normal supply chain costs and risks associated with inventory ownership away from their own balance sheets. Through techniques like Vendor Managed Inventory or Consigned Inventory Programs (“CIP”),

manufacturers are asking their suppliers, as a part of the supplier selection process, to provide capabilities where the manufacturer need not own, or even possess, inventory prior to the exact moment that unit of inventory is required as a raw material component or for shipping to a customer. To be successful for all parties, business models such as these often require a sophisticated collection of technological capabilities that allow for complete integration and collaboration of the information technology environments of both the buyer and supplier. For example, for an inventory unit to arrive at the precise required moment in the manufacturing facility, it is necessary for the Manufacturing Resource Planning systems of the manufacturer to integrate with the CRM systems of the supplier. When hundreds of supplier partners are involved, this process can become quite complex and technologically challenging. Buyers and suppliers are seeking solutions that utilize XML based protocols like BizTalk, RosettaNet and other traditional EDI standards to ensure an open systems platform that promotes easier technology integration in these collaborative solutions.
Outsourcing Trend
     In response to growing competitive pressures and technological innovations, we believe many companies, both large and small, are focusing their critical resources on the core competencies of their business and utilizing eCommerce and business process outsourcing to accelerate their business plans in a cost-effective manner and perform non-core business functions. Outsourcing can provide many key benefits, including the ability to:
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
The PFS Solution
     PFS serves as the “brand behind the brand” for companies seeking high performance sales channels.
     Our value proposition is to become a seamless, well integrated extension of our clients’ enterprises by delivering superior solutions that drive optimal customer experiences. On behalf of the brands we serve, we wish to increase and enhance sales and market growth, bolster customer satisfaction and customer retention, and drive costs out of the business through operations and technology related efficiencies. We act as both a virtual and a physical infrastructure for our clients’ businesses, embracing their brand values and strategic objectives. By utilizing our services, our clients are able to:
     Quickly Capitalize on Market Opportunities. Our solutions empower clients to rapidly implement their supply chain and eCommerce strategies and to take advantage of opportunities without lengthy integration and implementation efforts. We have readily available advanced technology and physical infrastructure that is flexible in its design, which facilitates quick integration and implementation. The PFS solution is designed to allow our clients to deliver consistent quality service as transaction volumes grow and also to handle daily and seasonal peak periods. Through our international locations, our clients can sell their products throughout the world.
     Improve the Customer Experience. We enable our clients to provide their customers with a high-touch, positive buying experience thereby maintaining and promoting brand loyalty. Through our use of advanced technology, we can respond directly to customer inquiries by e-mail, voice or data communication and assist them with online ordering and product information. We offer our clients a “world-class” level of service, including 24-hour, seven-days-a-week, Web-enabled customer care service centers, detailed CRM reporting and exceptional order accuracy. We have significant experience in the development of eCommerce storefronts that allows us to recommend features and functions that are easily navigated and understood by our client’s customers. Our technology platform is designed to ensure high levels of reliability and fast response times for our clients’ customers. Because our technology is “world-class,” our clients benefit from being able to offer the latest in customer communication and response conveniences to their customers.
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
     End-to-End eCommerce. PFS integrated its world-class services for contact center management, warehousing, logistics and fulfillment with Demandware eCommerce, a leading on-demand eCommerce platform, to provide a single, flexible best-of-breed solution spanning the eCommerce storefront, delivery of goods and ongoing customer care. This new offering redefines end-to-end eCommerce by enabling retailers and branded consumer goods manufacturers with the ability to employ a total outsourcing solution customized to their particular eCommerce strategy, without the loss of site or brand control associated with earlier end-to-end outsourcing solutions.
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
     International Fulfillment and Distribution Services. An integral part of our solution is the warehousing and distribution of inventory either owned by our clients or owned by us. We currently have approximately two million square feet of leased or managed warehouse space domestically and internationally to store and process our and our clients’ inventory. We receive client inventory in our distribution centers, verify shipment accuracy, unpack and audit packages (a process that includes spot-checking a small percentage of the client’s inventory to validate piece counts and check for damages that may have occurred during shipping, loading and unloading). Upon request, we inspect for other damages or defects, which may include checking fabric, stitching and zippers for soft goods, or ‘testing’ power-up capabilities for electronic items. We generally stock for sale within one business day of unloading. On behalf of our clients, we pick, pack and ship their customer orders and can provide customized packaging, inserts and promotional literature for distribution with customer orders. For many clients, we provide gift-wrapping services including customized gift-wrapping paper, ribbon, gift-box and gift-messaging.
     Our distribution facilities contain computerized sortation equipment, highly mobile pick-to-light carts, powered material handling equipment, scanning and bar-coding systems and automated conveyors and in-line scales. Our international distribution complexes include several advanced technology enhancements, such as radio frequency technology in product receiving processing to ensure accuracy, as well as an automated package routing and a pick-to-light paperless order fulfillment system. Our advanced distribution systems provide us with the capability to warehouse an extensive number of stock keeping units (SKUs) for our clients, ranging from large high-end laser printers to small cosmetic compacts. Our facilities are flexibly configured to process B2B and single pick B2C orders from the same central location.
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
     Our primary B2B facility is in Southaven, MS, containing almost 400,000 square feet of space. The Southaven facility has clear height added cubic space utilization, state-of-the-art lighting that increases the quality and volume of light while reducing energy costs, and certain long-term tax incentives offered by the State of Mississippi. Southaven maintains the same proximity to all modes of transportation compared with our Memphis facilities.
     During 2008, we warehoused, managed and fulfilled more than $2.8 billion in merchandise and transactions. Much of this does not represent our revenue, but rather the revenue of our clients’ for whom we provided eCommerce and business process outsourcing solutions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
     Our domestic clients enjoy the benefits of having their inventory assets secured by trained law enforcement professionals from our security headquarters in Memphis, TN and Southaven, MS. Continual validation ensures that we employ the latest in security processes and procedures to further enhance our surveillance and detection capabilities. Our security program continues to gain trust and confidence from our clients as we protect their product and assets.
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
     Product Management and Inspection Services. We also operate a coupon management system and product management program. Coupons are managed and activated by a unique serial number thus significantly reducing fraudulent activity. Our capabilities also extend into salvage operations, allowing our clients to reclaim valuable raw materials and components from discontinued or obsolete inventory.
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
     Comprised of industry experts from top-tier consulting firms and industry market leaders, our team of professional consultants provides client service focus and eCommerce, customer care, logistics and distribution expertise. They have built solutions for Fortune 1000 and Global 2000 market leaders in a wide range of industries, including multi-channel retailers, apparel, technology, telecommunications, cosmetics, aviation, housewares, high-value collectibles, sporting goods, pharmaceuticals and several more. Focusing on the evolving infrastructure needs of major corporations and their business initiatives, our team has a solid track record providing consulting services in the areas of interactive marketing eCommerce, supply chain management, distribution and fulfillment, technology interfacing, logistics and customer support.
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
     IBM (printer supplies in several geographic areas), Xerox (printers and printer supplies), Roots Canada LTD. (apparel), Hewlett-Packard (printers and computer networking equipment), Hawker Beechcraft Corp. (FOM and time-definite logistics supporting parts distribution), Riverbed Technologies (a wide-area data services provider) and LEGO Brand Retail (a toy manufacturer) amongst many others.
     We target potential clients through an extensive integrated marketing program that is comprised of a variety of direct marketing techniques, trade event participation, search engine marketing, public relations and a sophisticated outbound tele-sales lead generation model. We have also developed an intricate messaging matrix that defines our various eCommerce and business process outsourcing solutions and products, the vehicles we utilize to deliver marketing communication on these solutions/products and the target audience segments that display a demand for these solutions/products. This messaging matrix allows us to deploy highly targeted solution messages to selected key vertical industry segments where we feel that we are able to provide significant service differentiation and value. We also pursue strategic marketing alliances with consulting firms, software manufacturers and other logistics providers to increase market awareness and generate referrals and customer leads.
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
Competition
     We face competition from many different sources depending upon the type and range of services requested by a potential client. Many other companies offer one or more of the same services we provide on an individual basis. Our competitors include vertical outsourcers, which are companies that offer a single function solution, such as call centers, public warehouses or credit card processors. We occasionally compete with transportation logistics providers, known in the industry as 3PL’s and 4PL’s (third or fourth party logistics providers), who offer product management functions as an ancillary service to their primary transportation services. We also compete against other eCommerce and business process outsourcing providers, who perform various services similar to our solution offerings.
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
     Although many of our competitors offer one or more of our services, we believe our primary competitive advantage is our ability to offer a wide array of customized services that cover a broad spectrum of eCommerce and business processes, including web-site design and hosting, kitting and assembly, order processing and shipment, credit card payment processing and customer service, thereby eliminating any need for our clients to coordinate these services from many different providers. We believe we can differentiate ourselves by offering our clients a very broad range of eCommerce and business process services that address, in many cases, the entire value chain, from demand to delivery.
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
     While we recognize product revenue as a result of our inventory ownership through these relationships, operationally this segment is virtually the same as our eCommerce and Business Process Outsourcing Segment. See the preceding discussion for an overview of that segment.
ONLINE DISCOUNT RETAILER SEGMENT
     Through eCOST.com, we operate a leading multi-category online discount retailer of high quality new, close-out and recertified brand-name merchandise. We currently offer approximately 200,000 products in several primary merchandise categories, including computers, networking, electronics and entertainment, TV’s, plasmas and monitors, cameras and camcorders, memory and storage, “For the Home” and sports and leisure. Additionally, we offer several other categories of products and services to consumer and small business customers through what we believe is a unique and convenient buying experience, offering two shopping formats: every day low price and our proprietary Bargain Countdown®. This combination of shopping formats helps attract value-conscious customers to our eCOST.com website who are looking for high quality products at low prices. Additionally, we offer a fee-based membership program to develop customer loyalty by providing subscribers exclusive access to preferential offers. We also provide rapid response customer service utilizing a strategically located distribution center and third-party fulfillment providers, as well as customer support from online and on-call sales representatives. We offer suppliers an efficient sales channel for merchandise in all stages of the product life cycle. We carry products from leading manufacturers such as Sony, JVC, Canon, Hewlett-Packard, Denon, Dyson, Sennheiser, Garmin, Panasonic, Toshiba and Microsoft and have access to a broad and deep selection of merchandise, including new and deeply discounted close-out and recertified brand-name merchandise.
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
     We offer the following key benefits to customers shopping on our website:
•	Broad and deep product selection. We sell high quality products across a broad selection of merchandise categories. Most of the products offered on our website are from well-known, brand-name manufacturers. We currently offer approximately 200,000 different products in several categories. Our product offerings are updated continually to reflect new product trends, keeping our merchandise selection relevant for our customers so they continue to visit our website.

•	Compelling price-to-value proposition. As part of our strategy to appeal to the high frequency value-oriented shopper, we offer low prices on new products and deeper discounts on our assortment of close-out and recertified merchandise. We employ aggressive promotional strategies to provide incentives for our customers to purchase merchandise on our website and build customer loyalty. We also offer a fee-based membership program to reward customer loyalty by providing exclusive access to preferential offers to subscribers.

•	Two shopping formats on our website. We appeal to a broad customer base by offering two shopping formats designed to attract frequent visits to our website: every day low price and our proprietary Bargain Countdown®. For the shopper who wants new and recently released products from leading manufacturers, we offer discounted merchandise in an every day low price format. For the bargain shopper interested in close-out and recertified merchandise, we market products using our Bargain Countdown® format, which features time- and quantity-limited offers of selected merchandise that are more deeply discounted.

•	Rapid response order fulfillment. We ship a majority of customer orders from inventory at our distribution facility located in Memphis, Tennessee. Substantially all orders in stock at the Memphis facility placed before 4:00 p.m. Eastern Time ship the same day and can be delivered at the customer’s request by 10:30 a.m. the next day for most domestic locations. We also utilize virtual warehouse technology to access merchandise that is not in stock at our distribution facility.

•	Responsive customer service and positive shopping experience. We believe our customer service differentiates the buying experience for our customers. Our experienced team of inbound sales representatives and customer service representatives assist our consumer customers by telephone and e-mail. We also have relationship managers who are assigned to many of our small business customers to service their needs and increase future sales opportunities. Our website contains helpful features such as in-depth product information, inventory levels and order status. In addition, we continually monitor website traffic and order activity and periodically update our website to enhance the shopping experience for our customers.

•	Appealing features for small business customers. We offer our small business customers dedicated relationship managers to provide personalized service to their unique business needs.
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
Our Customers
     We focus on consumers and business customers who often display similar consumer buying characteristics. We believe our consumer customers are savvy, online shoppers, who are brand and price conscious, and interested in new technology. Our business customers include small and medium sized businesses that we believe are currently underserved by other multi-category online retailers. While our business customer relationship managers focus on sales to small and medium sized businesses who are seeking to purchase products for use in their business, they also service certain resellers of technology products. We offer these small and medium sized business customers superior and personalized customer service and new and current, close-out and recertified merchandise at competitive prices.
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
     Currently, the products available on the every day low price portion of our website are organized into several primary product categories: computers, networking, electronics and entertainment, TV’s, plasmas and monitors, cameras and camcorders, memory and storage, “For the Home” and sports and leisure. Additionally, we offer several other categories of products and services through various affiliate relationships. We also offer the same products, if they meet certain criteria, on the proprietary Bargain Countdown® section of our website where we feature more than 100 limited time and limited quantity product “deals” across our broad merchandise categories. In addition to being able to use keyword searches to locate specific products on our website, customers can browse or search the products available on the every day low price portion of our website by navigating the subcategories contained in our primary product categories and our featured manufacturer product showcases. Products that fall within more than one subcategory on our website are often posted on more than one web page, which we believe increases the visibility of the products and assists the customer in finding desired merchandise.
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
     Bargain Countdown®. Our proprietary Bargain Countdown® shopping format offers more than 100 close-out, recertified and highly allocated “deal” products in limited quantities for a limited time. The Bargain Countdown® feature is designed as a purchasing marketplace for consumers that creates purchase urgency by uniquely indicating the quantity of items remaining for a current offer and the time remaining to purchase the product. Based on the popularity of an offer, an animated graphic icon will appear to alert the customer of the item’s current sales velocity. After the offer has expired, the product is removed from Bargain Countdown® and may no longer be available at the previously deeply discounted price. Our Bargain Countdown® shopping format encourages repeat visits to our website due to the rapidly changing mix of merchandise deals, the animated graphics, the unique collection of close-out deals and the search for bargains. We also have theme-based Bargain Countdown® tabs throughout the year, including Holiday Countdown, Watches and Jewelry Countdown, Game of the Year Countdown. Our Clearance Countdown tab is primarily used to liquidate overstocked and excess inventory across all product categories. Our Bargain Countdown Platinum Club® format is a version of Bargain Countdown® and offers exclusive pricing on select merchandise to our fee-based members.
     Other key features of our website include: advanced search, online order status retrieval, online payment, shipping alternatives, online registration for promotions and catalogs and online extended service agreement recommendations.
     As a commitment to our small and medium sized business customers, we offer them access to our business customer relationship management team, up to net 30-day credit terms for qualified customers, software licensing, computer system configurations and extended payment term alternatives.

Our Merchandise
     We strive to offer our customers an expansive selection of varied types of merchandise and currently offer approximately 200,000 products in several primary merchandise categories. While our product offerings change on a regular basis due to product availability and customer demand, we continually offer a wide variety of merchandise.
     Computers and Networking. Our computers and networking product categories contains several subcategories including systems, software and networking equipment. In these subcategories customers can find products such as desktop, notebook and handheld computers; servers; personal digital assistants; various hardware, including CD and DVD drives and burners, flat screen monitors, color laser printers, scanners; and business, education and entertainment software.
     Electronics and Entertainment. Our electronics and entertainment product category contains subcategories for DVD movies and gaming, audio systems, video systems and accessories. Within these subcategories, customers can find products such as DVD players; DVD movies and gaming; personal audio systems; speakers; digital video recorders that pause, rewind and replay live television; digital music players and a variety of accessories such as cables, remote controls and headphones.
     TV’s Plasmas and Monitors. Our TV’s, plasmas and monitors product category contains subcategories for monitors, projectors and accessories.
     Cameras and Camcorders. Our cameras and camcorders product category contains products including digital still cameras; video cameras and camcorders in MiniDV format; drawing tablets for digital photo editing; digital photo and image editing software and photo printers.
     Memory and Storage. Our memory and storage product category contains products including media formats such as Blu Ray, CD and DVD R/W as well as flash and system memory.
     For the Home. Our “For the Home” product category offers customers the ability to shop in subcategories dedicated to home and housewares, personal care, home improvement, outdoor, automotive and apparel including watches and sunglasses. Within this portion of our website consumers can find products such as traditional household appliances including blenders, toasters and vacuum cleaners; professional quality cookware and gourmet kitchen appliances such as coffee grinders.
     Sports and Leisure. Our Sports and Leisure product category offers products that range from various sports accessories for baseball, hockey, football and numerous other activities to toys, musical instruments and wedding accessories.
     We continually evaluate expanding into additional categories in order to attract new customers and offer a broader variety of merchandise to our existing customers. Categories currently under consideration include books, music and luggage. We also plan to increase our depth in our current categories by adding new subcategories, brands and products and continuing to develop and increase the number of affiliate categories.
Sales and Marketing
     We currently focus our advertising efforts on efficient and effective marketing campaigns aimed at acquiring new customers, encouraging repeat purchases and establishing the eCOST.com brand. Our online prospecting activities may include cost-per-click arrangements that include displaying our products within various price comparison sites and search engines such as Shopzilla, Microsoft Live Search Cashback and Google, strategic online banner advertising, affinity e-mail programs and participation in various online affiliate marketing programs. From time to time we test other prospecting vehicles including radio and magazine advertising. We send our current customers targeted e-mails focused on new product and category launches, special promotions, and product-related add-on and accessory offers, as well as cooperative manufacturer branding campaigns. We also mail an eCOST.com branded catalog to selected customers.

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
     We offer products on our website from approximately 700 third-party vendors. In general, we agree to offer products on our website and the manufacturers agree to provide us with information about their products and honor our customer service policies. We have established direct vendor relationships with many key suppliers and intend to continue to seek direct relationships with vendors and suppliers.
Competition
     The market for our products is intensely competitive, rapidly evolving and has relatively low barriers to entry. New competitors can launch new websites at relatively low cost. We believe that competition in our market is based predominantly on:
•	price;

•	product selection, quality and availability;

•	shopping convenience;

•	customer service; and

•	brand recognition.
     We currently or potentially compete with a variety of companies that can be divided into several broad categories:
•	other multi-category online retailers and liquidation e-tailers;

•	online discount retailers of computer and consumer electronics merchandise such as Buy.com, NewEgg and TigerDirect;

•	consumer electronics and office supply superstores such as Best Buy, Office Depot, OfficeMax and Staples; and

•	manufacturers such as Apple, Dell, Gateway, Hewlett-Packard and IBM, who sell directly to customers.
     Our largest manufacturers have sold, and continue to intensify their efforts to sell, their products directly to customers. To the extent additional manufacturers adopt this selling format or this trend becomes more prevalent, it could adversely affect our sales growth and profitability.
Intellectual Property
     We rely on a combination of laws and contractual restrictions with our employees, customers, suppliers, affiliates and others to establish and protect our proprietary rights. Despite these precautions, it is possible that third parties may copy or otherwise obtain and use our intellectual property, including our trademarks, service marks and/or domain names, without authorization. Although we regularly assert our intellectual property rights when we learn that they are being infringed, these claims can be time-consuming and may require litigation and/or administrative proceedings to be successful. We have five trademarks and/or service marks that we consider to be material to the successful operation of our business: eCOST®, eCOST.com®, eCOST.com Your Online Discount Superstore!™ ®, Bargain Countdown® and Bargain Countdown Platinum Club®. We currently use these marks in connection with telephone, mail order, catalog, and online retail services. We have registrations in the United States for eCOST®, and eCOST.com® for telephone, mail order, catalog, and online retail order services, and a registration for Bargain Countdown® for online retail order services. We also have a registration in the United

States for Bargain Countdown Platinum Club® for business services, namely, promoting the goods and services of others by means of a customer loyalty program featuring information, incentives, discounts and rewards. We have a pending United States Service Mark Application for eCOSTSM. We have registrations in Canada and in the United Kingdom for eCOST®, eCOST.com®, and Bargain Countdown®. We own an additional registration in the United Kingdom for eCOST.com Your Online Discount Superstore!®. Additionally, we own a pending application in Canada for eCOST.com Your Online Discount Superstore!™ and an additional registration for Bargain Countdown Platinum Club®. In the event that our applications are not granted, we may not be able to obtain protection for our trademarks and/or service marks with the Trademark Offices in the United States and in Canada. We would still potentially have common law rights in and to our trademarks and/or service marks based on use of the marks in these respective territories.
     Although we have received a patent from the U.S. Patent and Trademark Office for our proprietary Bargain Countdown® technology, we cannot provide any assurance that effective patent and trademark protection will be available in all instances, including in other countries in which our products and services may be available.
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
     The Entente Suite(SM) provides the open platform service infrastructure that allows us to create complete e-commerce solutions. Using the various services of the Entente Suite(SM), we can assist our clients in easily integrating their web sites or ERP systems to our systems for real-time web service enabled transaction processing without regard for their hardware platform or operating system. This high-level of systems integration allows our clients to automatically process orders, customer data and other e-commerce information. We also can track information sent to us by the client as it moves through our systems in the same manner a carrier would track a package throughout the delivery process. Our systems enable us to track, at a detailed level, information received, transmission timing, any errors or special processing required and information sent back to the client. The transactional and management information contained within our systems is made available to the client quickly and easily through the Entente Suite(SM).
     The Entente Suite(SM) serves as a transparent interface to our back-office productivity applications including our customized J.D. Edwards order management and fulfillment application. It also is designed to integrate with marketplace technologies offered by major marketplace software companies. We utilize Gentran Integration Suite™ (“GIS”) as our technology platform for Enterprise Application Integration with our clients and client’s trading partners. With GIS, we have greatly increased our ability to quickly design and deploy customized B2B and B2C e-commerce solutions for our clients by utilizing a robust business process modeling tool and a highly scalable operating infrastructure. This platform facilitates the efficient and secure exchange of electronic business transactions/documents in a wide variety of formats (i.e. XML, X.12 EDI, delimited text, IDOCS, RosettaNet) and communication protocols (i.e. FTP/SFTP, AS2/HTTP/HTTPS, AS1 SMTP, MQ Series and Web Services).
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
     Our information technology operations and infrastructure are built on the premise of reliability and scalability. We maintain diesel generators and un-interruptible power supply equipment to provide constant availability to computer rooms, call centers and warehouses. Multiple Internet service providers and redundant web servers provide for a high degree of availability to web sites that interface with our systems. Capacity planning and upgrading is performed regularly to allow for quick implementation of new clients and avoid time-consuming infrastructure upgrades that could slow growth rates. In the event of a disastrous situation, we also have a Disaster Recovery Plan that provides geographically separated and comparably equipped data centers that are able to recover stored data in a reasonable and effective manner.
Strategy
     We continue to maintain our simple but effective strategy statement to drive our actions, QGP. This acronym stands for Quality, Growth and Profit. We believe that if we can achieve outstanding performance on these three basic elements, they will provide for a stable foundation for our future. As the evolution of our business model continues, we will remain focused on these three fundamentals:
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
Employees
     As of December 31, 2008, we had approximately 1,100 employees, of which approximately 900 were located in the United States. We have never suffered an interruption of business as a result of a labor dispute. We consider our relationship with our employees to be good. In the U.S., Canada and Philippines, we are not a party to any collective bargaining agreements and while our European subsidiaries are not a party to a collective-bargaining agreement, they are required to comply with the rules mentioned in collective bargaining agreements agreed upon by representatives of their industry (logistics) and unions.
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
     Effective February 1, 2006, we began to consolidate eCOST.com’s financial position and results of our operations into our consolidated financial statements. As a result of our acquisition of eCOST, our historical results of operations before the eCOST acquisition may not be indicative of our future operating or financial performance.
Our business and future growth depend on our continued access to bank and commercial financing. The current economic crisis may negatively impact our business, results of operations, financial condition or liquidity.
     Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States and foreign governments. The current economic crisis could also adversely impact our customers’ operations or ability to maintain liquidity which may negatively impact our business and results of operations.
     Our business and future growth currently depend on our ability to access bank and commercial lines of credit. We currently depend on an aggregate of approximately $109 million in line of credit facilities provided by various banks and commercial lenders. These lines of credit currently mature in at various dates through May 2011 and are secured by substantially all our assets. Our ability to renew our line of credit facilities depends upon various factors, including the availability of bank loans and commercial credit in general, as well as our financial condition and prospects. Therefore, we cannot guarantee that these credit facilities will continue to be available beyond their current maturities on reasonable terms or at all. Our inability to renew or replace our credit facilities or find alternative financing would materially adversely affect our business, financial condition, operating results and cash flow.

Our clients and customers may be unable to pay us for our products and services
     Our clients and customers include some companies that may from time to time encounter financial difficulties, especially in light of the current economic environment and the turmoil in the credit markets. If a client’s or customer’s financial difficulties become severe, they may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. The bankruptcy of a client or customer with a substantial account receivable could have a material adverse effect on our financial condition and results of operations. In addition, if a client or customer declares bankruptcy after paying us certain invoices, a court may determine that we are not properly entitled to that payment and may require repayment of some or all of the amount we received, which could adversely affect our financial condition and results of operations.
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
     We prepare our financial statements to conform to United States generally accepted accounting principles, or GAAP. GAAP is subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions that were completed before a change is announced. Accounting rules affecting many aspects of our business, including rules relating to accounting for asset impairments, revenue recognition, arrangements involving multiple deliverables, employee stock purchase plans and stock option grants, have recently been revised or are currently under review. Changes to those rules or current interpretation of those rules may have a material adverse effect on our reported financial results or on the way we conduct our business.
We operate with significant levels of indebtedness and are required to comply with certain financial and non-financial covenants; we are required to maintain a minimum level of subordinated loans to our subsidiary Supplies Distributors; and we have guaranteed certain indebtedness and obligations of our subsidiaries Supplies Distributors and eCOST.
     As of December 31, 2008, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of IPS product inventory, was approximately $67.5 million. Certain of the credit facilities have maturity dates in calendar year 2010 or after, but are classified as current liabilities in our consolidated financial statements. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. Any non-renewal or any default under any of our credit facilities would have a material adverse impact upon our business and financial condition. In addition we have provided $5.5 million of subordinated indebtedness to Supplies Distributors as of December 31, 2008. The maximum level of this subordinated indebtedness to Supplies Distributors that may be provided without approval from our lenders is $6.5 million. The restrictions on increasing this amount without lender approval may limit our ability to comply with certain loan covenants or further grow and develop Supplies Distributors’ business. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so. We have also guaranteed eCOST’s $7.5 million credit line, as well as certain of its vendor trade payables. We currently expect that it may be necessary to provide additional guarantees of certain eCOST vendor trade payables in the future.
We are dependent on our key personnel, and we need to hire and retain skilled personnel to sustain our business.
     Our performance is highly dependent on the continued services of our executive officers and other key personnel, the loss of any of whom could materially adversely affect our business. In addition, we need to attract and retain other highly-skilled, technical and managerial personnel for whom there is intense competition. We cannot assure you we will be able to attract and retain the personnel necessary for the continuing growth of our business. Our inability to attract and retain qualified technical and managerial personnel could materially adversely affect our ability to maintain and grow our business significantly.
We are subject to risks associated with our international operations.
     We currently operate a 150,000 square foot distribution center in Liege, Belgium and a 23,000 square foot distribution center in Toronto, Canada, both of which currently have excess capacity. We also operate a 10,000 square foot facility in the Philippines to provide primarily call center and customer service functions. We cannot assure you that we will be successful in expanding in these or any additional international markets. In addition to the uncertainty regarding our ability to generate revenue from foreign operations and expand our international presence, there are risks inherent in doing business internationally, including:
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
     As of December 31, 2008 and based on the current requirements, and our public float, we were not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act to obtain a report by our independent auditors opining on management’s assessments of the effectiveness of our internal controls over financial reporting. Under current law, and our current public float, we will be subject to this independent auditor requirement for the year ending December 31, 2009. If we fail to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fail to prevent fraud, current and potential shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.
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
     For the year ended December 31, 2008 and 2007, a U.S. government agency, Xerox Corporation, and a consumer products company represented approximately 37%, 10% and 6%, respectively, and approximately 27%, 11% and 12%, respectively, of our total service fee revenue, excluding pass-through revenue. The loss of, or non-payment of invoices by, any or all of such clients would have a material adverse effect upon our business. In particular, the agreement under which we provide services to such clients are terminable at will upon notice by such clients. Most of our activity under our contract with the U.S. government agency concludes in the first quarter of 2009 and the non-renewal of that contract, as well as the loss of, or non-payment of invoices by, any or all of such other clients are likely to have a material adverse effect upon our business.
     A substantial portion of our Supplies Distributors product revenue is generated by sales of product purchased under master distributor agreements with InfoPrint Solutions Company (“IPS”). These agreements are terminable at will and no assurance can be given that IPS will continue the master distributor agreements with Supplies Distributors. Supplies Distributors does not have its own sales force and relies upon IPS’s sales force and product demand generation activities for its sale of IPS product. Discontinuance of such activities would have a material adverse effect on Supplies Distributors’ business and our overall financial condition.
     Sales by Supplies Distributors to two customers accounted for approximately 30% of Supplies Distributors’ total product revenue for the year ended December 31, 2008. Sales to the same two customers accounted for approximately 28% of Supplies Distributors’ product revenue for the year ended December 31, 2007. The loss of any one or more of such customers, or non-payment of any material amount by these or any other customer, would have a material adverse effect upon Supplies Distributors’ business.
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
Risks Related to the Business Process Outsourcing Industry
If the trend toward outsourcing does not continue, our business could be adversely affected.
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
     Our business is dependent on sales of Hewlett Packard (HP) and HP-related products, which represented approximately 43% of eCOST’s net revenues (9% of our consolidated revenues) in 2008, 49% of eCOST’s net revenues (11% of our consolidated revenues) in 2007 and 33% of eCOST’s net revenues (7% of our consolidated revenues in which eCOST had 11 months of activity) in 2006. If our ability to purchase direct from HP is terminated or restricted, or if the demand for HP and HP-related products declines, our business could be materially adversely affected.
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
     Historically, we have generated the substantial majority of our revenues from the sale of computer hardware, software and accessories and consumer electronics products. In recent years, we have added several new product categories, including “For the Home” and sports and leisure. While our merchandising platform has been incorporated into and tested in the online computer and consumer electronics retail markets, we cannot predict with certainty whether it can be successfully applied to other product categories. In addition, expansion of our business strategy into new product categories may require us to incur significant marketing expenses, develop relationships with new vendors and comply with new regulations. We may lack the necessary expertise in a new product category to realize the expected benefits of that new category. These requirements could strain managerial, financial and operational resources. Additional challenges that may affect our ability to expand into new product categories include our ability to:
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
     The market for online sales of the products we offer is intensely competitive and rapidly evolving. We principally compete with a variety of online retailers, specialty retailers and other businesses that offer products similar to or the same as our products. Increased competition is likely to result in price reductions, reduced revenue and gross margins and loss of market share. We expect competition to intensify in the future because current and new competitors can enter the market with little difficulty and can launch new websites at a relatively low cost. In addition, some of our product vendors have sold, and continue to intensify their efforts to sell, their products directly to customers. We currently or potentially compete with a variety of businesses, including:
•	other multi-category online retailers and liquidation e-tailers;

•	online discount retailers of computer and consumer electronics merchandise such as Buy.com, NewEgg and TigerDirect;

•	consumer electronics and office supply superstores such as Best Buy, Office Depot, OfficeMax and Staples; and

•	manufacturers such as Apple, Dell, Gateway, Hewlett-Packard and IBM, that sell directly to customers.
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
     We have five trademarks and/or service marks that we consider to be material to the successful operation of our business: eCOST®, eCOST.com®, eCOST.com Your Online Discount Superstore!™ ®, Bargain Countdown® and Bargain Countdown Platinum Club™®. We currently use all of these marks in connection with telephone, mail order, catalog, and online retail services. We also have additional pending applications in the United States and Canada. We rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, consultants, suppliers and others to protect our proprietary rights. Our applications may not be granted, and we may not be able to obtain protection for our trademarks and/or service marks with the Trademark Offices in the United States and in Canada. We would still potentially have common law rights in and to our trademarks and/or service marks based on use of the marks in these respective territories. Our competitors or others could adopt trademarks and/or service marks similar to our marks, or try to prevent us from using our marks, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Any claim by another party against us for customer confusion caused by use of our trademarks and/or service marks, or our failure to obtain registrations for our marks, could negatively affect our competitive position and could cause us to lose customers.
     Although we have received a patent from the U.S. Patent and Trademark Office for our proprietary Bargain Countdown® technology, we cannot provide any assurance that effective patent and trademark protection will be available in all instances, including in other countries in which our products and services may be available.
     Effective trademark, service mark, patent, domain name, copyright and trade secret protection may not be available in every country in which we will sell our products and offer our services. In addition, the relationship between regulations governing domain names and laws protecting trademarks, service marks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and/or service marks and other proprietary rights. If we are unable to protect or preserve the value of our trademarks, service marks, domain names, copyrights, trade secrets or other proprietary rights for any reason, our competitive position could be negatively affected and we could lose customers.

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
     As of December 31, 2008, we have an aggregate of 1.4 million stock options outstanding to employees, directors and others with a weighted average exercise price of $5.62 per share. The shares of common stock that may be issued upon exercise of these options may be resold into the public market. Sales of substantial amounts of common stock in the public market as a result of the exercise of these options, or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.
Our common stock could be delisted from the Nasdaq Capital Market.
     Historically, the price of our common stock has traded below $1.00 per share. If the price of our common stock declines below $1.00 per share for 30 consecutive trading days, we may fail to meet Nasdaq’s maintenance criteria, which may result in the delisting of our common stock from the Nasdaq Capital Market. Nasdaq has recently announced that it is suspending its $1.00 minimum closing bid price rule until July 20, 2009.
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
     In the U.S., we operate two distribution facilities in Memphis, Tennessee, with aggregate floor and mezzanine space of more than 800,000 square feet. We also operate approximately 1 million square feet of distribution facilities in Southaven, Mississippi. Both of these complexes are located approximately five miles from the Memphis International Airport. We also manage a 200,000 square foot distribution facility in Grapevine, Texas.
     We operate a 150,000 square foot distribution center in Liege, Belgium, which contains advanced distribution systems and equipment. We operate a 23,000 square foot distribution center in Toronto, Canada. We also operate a 10,000 square foot facility in the Philippines to provide call center and customer service functions. We operate customer service centers in our facilities in Tennessee, Texas, Belgium and the Philippines. Our call center technology permits the automatic routing of calls to available customer service representatives in several of our call centers.
     Except for the Grapevine, Texas facility, which we manage on our client’s behalf, all of our facilities are leased and the material lease agreements contain one or more renewal options.
Item 3. Legal Proceedings
     On July 25, 2007 a purported class action lawsuit entitled Darral Frank and Joseph F. Keeley, Jr. v. PC Mall, Inc. dba eCOST.com and eCOST.com, Inc. was filed in the Superior Court of California, Los Angeles County. The purported class consists of all of current and former sales representatives who worked for the defendants in California from July 24, 2003 through July 24, 2007. The lawsuit alleges that the defendants failed to pay overtime compensation and interest thereon, failed to timely pay compensation to terminated employees and failed to provide meal and rest periods, all in violation of the California Labor Code and Business and Professions Code. In December 2008, the action was settled for $0.1 million.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
     Our common stock is listed and currently trades on the NASDAQ Capital Market under the symbol “PFSW.” In June 2008, our Board of Directors authorized a 1-for-4.7 reverse stock split (“Reverse Split”) to reduce the number of outstanding shares of common stock. There was no impact on the number of authorized shares or the stated par value of our common stock as a result of the reverse stock split. All share and per share amounts for common stock, warrants and stock options have been restated to reflect the Reverse Split on a retro-active basis.
     The following table sets forth for the period indicated the high and low sale price for the common stock as reported by NASDAQ:

	Price
	High	Low
Year Ended December 31, 2007
First Quarter	$6.25	$4.28
Second Quarter	$4.84	$3.81
Third Quarter	$7.05	$3.85
Fourth Quarter	$7.33	$4.89
Year Ended December 31, 2008
First Quarter	$6.02	$3.62
Second Quarter	$5.56	$3.50
Third Quarter	$4.85	$2.22
Fourth Quarter	$2.59	$0.69
     As of March 10, 2009, there were approximately 5,400 shareholders of which approximately 147 were record holders of the common stock.
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
     The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2008:

	Number of securities	Weighted-average	Number of
	to be issued upon	exercise price of	securities
	exercise of	outstanding	remaining
	outstanding options	options and	available for
Plan category (1)	and warrants	warrants	future issuance
Equity compensation plans approved by security holders	1,352,407	$5.71	366,816
Equity compensation plans not approved by security holders	91,022	$4.28	—

Total	1,443,429		366,816

(1)	See Note 5 to the Consolidated Financial Statements for more detailed information regarding the registrant’s equity compensation plans.

STOCK PERFORMANCE GRAPH
     The following graph displays the cumulative total return to stockholders of our Common Stock since December 31, 2003, compared to the cumulative total return for the Total Return Index for The Nasdaq Stock Market (U.S.) and the Russell 2000 Index. The graph assumes a $100 investment in our Common Stock and in each of the above mentioned indices. The Russell 2000 Index is an index of companies with market capitalizations similar to the Company. We believe that an index of companies with similar market capitalizations provides a reasonable basis for comparing total stockholder returns.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among PFSweb Inc., The NASDAQ Composite Index
And The Russell 2000 Index

*   $100 invested on 12/31/03 in stock & index-including reinvestment of dividends. Fiscal year ending December 31.

	12/03	12/04	12/05	12/06	12/07	12/08
PFSweb, Inc.	$100.0	$177.44	$76.88	$68.75	$78.13	$9.71
NASDAQ STOCK MARKET (U.S.)	100.0	110.08	112.88	126.51	138.13	80.47
RUSSELL 2000	100.0	118.33	123.72	146.44	144.15	95.44

Item 6. Selected Consolidated Financial Data
Historical Presentation
     The selected consolidated historical statement of operations data for the years ended December 31, 2008, 2007, and 2006, and the selected consolidated balance sheet data as of December 31, 2008 and 2007 have been derived from our audited consolidated financial statements, and should be read in conjunction with those statements and notes, which are included in this Form 10-K. The selected consolidated statement of operations data for the years ended December 31, 2005 and 2004 and the selected consolidated balance sheet data as of December 31, 2006, 2005 and 2004 have been derived from our audited consolidated financial statements, and should be read in conjunction with those statements, which are not included in this Form 10-K. As a result of the Reverse Split, all share and per share amounts for common stock, warrants and stock options have been restated to reflect the Reverse Split on a retro-active basis.
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

Historical Selected Condensed Consolidated Financial Data
(In thousands, except per share data)

			Year Ended
	December 31,
	2008	2007	2006	2005	2004
Condensed Consolidated Statements of Operations Data:
Revenues:
Product revenue, net	$330,532	$339,500	$333,311	$252,902	$267,470
Service fee revenue	85,406	74,480	67,056	60,783	42,076
Pass-through revenue	35,905	32,822	22,886	17,972	12,119

Total revenues	451,843	446,802	423,253	331,657	321,665

Costs of revenues:
Cost of product revenue	305,090	313,835	311,417	235,584	251,968
Cost of service fee revenue	58,009	53,375	49,274	45,597	28,067
Cost of pass-through revenue	35,905	32,822	22,886	17,972	12,119

Total costs of revenues	399,004	400,032	383,577	299,153	292,154

Gross profit	52,839	46,770	39,676	32,504	29,511
Percent of revenues	11.7%	10.5%	9.4%	9.8%	9.2%
Selling, general and administrative expenses (A)	49,073	44,057	45,189	30,521	27,091
Merger integration expenses	—	150	1,495	—	—
Amortization of identifiable intangibles	806	806	749	—	—
Goodwill and intangible asset impairment	16,250	—	3,507	—	—

Total operating expenses	66,129	45,013	50,940	30,521	27,091

Income (loss) from operations	(13,290)	1,757	(11,264)	1,983	2,420
Percent of revenues	(2.9)%	0.4%	(2.7)%	0.6%	0.8%
Interest expense, net	1,560	2,342	2,112	1,729	1,460

Income (loss) before income taxes	(14,850)	(585)	(13,376)	254	960
Income tax expense	805	799	1,154	1,001	734

Net income (loss)	$(15,655)	$(1,384)	$(14,530)	$(747)	$226

Per share data:
Net income (loss) per share:
Basic	$(1.58)	$(0.14)	$(1.60)	$(0.16)	$0.05

Diluted	$(1.58)	$(0.14)	$(1.60)	$(0.16)	$0.05

Weighted average number of shares outstanding:
Basic	9,905	9,889	9,098	4,765	4,539
Diluted	9,905	9,889	9,098	4,765	4,993

(A)	Includes stock based compensation expense of $547, $764, $899, $16 and $14 in the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

	As of December 31,
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Working capital	$21,371	$22,507	$20,703	$23,359	$22,608
Total assets	144,521	158,173	164,152	131,726	130,327
Long-term obligations	6,143	7,680	7,604	8,102	8,749
Shareholders’ equity	33,085	48,842	48,840	29,934	29,926

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
Overview
     We are an international provider of integrated eCommerce and business process outsourcing solutions to major brand name companies seeking to optimize their supply chain efficiencies and to extend their traditional business and e-commerce initiatives. Through our eCOST.com business unit, we are also a leading multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise. We derive our revenues from three business segments: 1) eCommerce and business process outsourcing, 2) a master distributor and 3) an online discount retailer.
     First, in our eCommerce and business process outsourcing business segment, we derive our revenues from a broad range of services, including professional consulting, technology collaboration, order management, managed web hosting and web development, the deployment of an eCommerce technology platform, customer relationship management, financial services including billing and collection services and working capital solutions, kitting and assembly services, information management and international fulfillment and distribution services. We offer our services as an integrated solution, which enables our clients to outsource their complete infrastructure needs to a single source and to focus on their core competencies. Our distribution services are conducted at warehouses that we lease or manage and include real-time inventory management and customized picking, packing and shipping of our clients’ customer orders. We currently offer the ability to provide infrastructure and distribution solutions to clients that operate in a range of vertical markets, including technology manufacturing, computer products, cosmetics, fragile goods, contemporary home furnishings, apparel, aviation, telecommunications and consumer electronics, among others.
     In this eCommerce and business process outsourcing segment, we do not own the underlying inventory or the resulting accounts receivable, but provide management services for these client-owned assets. We typically charge our service fee revenue on a cost-plus basis, a percent of shipped revenue basis or a per-transaction basis, such as a per-minute basis for web-enabled customer contact center services and a per-item basis for fulfillment services. Additional fees are billed for other services. We price our services based on a variety of factors, including the depth and complexity of the services provided, the amount of capital expenditures or systems customization required, the length of contract and other factors.
     Many of our service fee contracts involve third-party vendors who provide additional services such as package delivery. The costs we are charged by these third-party vendors for these services are often passed on to our clients. Our billings for reimbursements of these costs and other ‘out-of-pocket’ expenses include travel, shipping and handling costs and telecommunication charges and are included in pass-through revenue.
     Our second business segment is a product revenue model. In this segment, we are a master distributor of product for IPS and certain other clients. In this capacity, we purchase, and thus own, inventory and recognize the corresponding product revenue. As a result, upon the sale of inventory, we own the accounts receivable. Freight costs billed to customers are reflected as components of product revenue. This business segment requires significant working capital requirements, for which we have senior credit facilities to provide for approximately $88 million of available financing.

     Our third business segment is a web-commerce product revenue model focused on the sale of products to a broad range of consumer and small business customers. In this segment we operate as a multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise. Our product line currently offers approximately 200,000 products in several primary merchandise categories, primarily including computers, networking, electronics and entertainment, TV’s, plasmas and monitors, cameras and camcorders, memory and storage, “For the Home” and sports and leisure.
     Growth is a key element to achieving our future goals, including achieving and maintaining sustainable profitability. Growth in our eCommerce and business process outsourcing segment is driven by two main elements: new client relationships and organic growth from existing clients. We focus our sales efforts on larger contracts with brand-name companies within two primary target markets, online brands and retailers and technology manufacturers, which, by nature, require a longer duration to close but also have the potential to be higher quality and longer duration engagements.
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
     Cost of product revenue — consists of the purchase price of product sold and freight costs, which are reduced by certain reimbursable expenses. These reimbursable expenses include pass-through customer marketing programs, direct costs incurred in passing on any price decreases offered by vendors to cover price protection and certain special bids, the cost of products provided to replace defective product returned by customers and certain other expenses as defined under the master distributor agreements. Vendor marketing programs, such as co-op advertising, also reduce cost of product revenue.
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

•	Each of our primary operating subsidiaries has one or more asset-based working capital financing agreements with various lenders.

•	In 2005 and 2006, we raised approximately $6.1 million in net proceeds from the sale of approximately 1.1 million shares of common stock in private placements to certain investors.
Historical Financial Presentation
     As a result of our acquisition of eCOST.com in February 2006, we believe our historical financial statements may not provide a meaningful comparison to our current and future financial performance.
Results of Operations
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
     The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenue (in millions).

					% of Total
			Change		Revenue
	2008	2007	$	%	2008		2007
Revenues:
Product revenue, net	$330.5	$339.5	$(9.0)	(2.6)%	73.2%		76.0%
Service fee revenue	85.4	74.5	10.9	14.7%	18.9%		16.7%
Pass-through revenue	35.9	32.8	3.1	9.4%	7.9%		7.3%

Total net revenues	451.8	446.8	5.0	1.1%	100.0%		100.0%

Cost of Revenues
Cost of product revenue	305.1	313.8	(8.7)	(2.8)%	92.3	%(1)	92.4	%(1)
Cost of service fee revenue	58.0	53.4	4.6	8.7%	67.9	%(2)	71.7	%(2)
Pass-through cost of revenue	35.9	32.8	3.1	9.4%	100.0	%(3)	100.0	%(3)

Total cost of revenues	399.0	400.0	(1.0)	(0.3)%	88.3%		89.5%

Product revenue gross profit	25.4	25.7	(0.3)	(0.4)%	7.7	%(1)	7.6	%(1)
Service fee gross profit	27.2	21.1	6.1	29.8%	32.1	%(2)	28.3	%(2)
Pass-through gross profit	—	—	—	—%	—	%(3)	—	%(3)

Total gross profit	52.8	46.8	6.0	13.0%	11.7%		10.5%

Operating Expenses	66.1 (4)	45.0	21.1	46.9%	14.6%		10.1%

Income (loss) from operations	(13.3)	1.8	(15.1)	(856.4)%	(2.9)%		0.4%
Interest expense, net	1.6	2.4	(0.8)	(33.3)%	0.3%		0.5%

Income (loss) before income taxes	(14.9)	(0.6)	(14.3)	(2,438.5)%	(3.3)%		(0.1)%

Income tax expense, net	0.8	0.8	—	0.8%	0.2%		0.3%

Net income (loss)	$(15.7)	$(1.4)	$(14.3)	(1,031.1)%	(3.5)%		(0.4)%

(1)	Represents the percent of Product revenue, net.

(2)	Represents the percent of Service fee revenue.

(3)	Represents the percent of Pass-through revenue.

(4)	Includes a $16.3 million charge for goodwill and intangible asset impairment.
     Product Revenue, net. eCOST product revenue was $99.8 million in 2008, a 4.1% decrease as compared to $104.1 million in the prior year. The decrease is primarily due to a decline in sales to its business to business (“B2B”) channel during the 2008 period partially offset by an increase in its higher margin business to consumer (“B2C”) sales channel. The B2C sales channel increase is primarily due to continued emphasis on growth through an expanded product line, improved service capabilities and enhanced website capabilities.

     Supplies Distributors product revenue of $230.7 million decreased $4.6 million, or 2.0% in 2008 as compared to the prior year. This decrease is primarily due to decreased sales volume on certain products partially offset by the impact of foreign exchange rates.
     We currently expect our 2009 annual product revenue to decline from 2008 due to eCOST’s continued shift in focus from the B2B channel to the B2C channel as well as the impact of the current economic environment on both the eCOST and Supplies Distributor’s segments.
     Service Fee Revenue. The increase in service fee revenue for the years ended December 31, 2008 and 2007 reflects the favorable impact from new clients that were added in calendar year 2007 and 2008, benefits from incremental project work and a modified contract with an existing client. The change in service fee revenue, excluding pass-through revenue, is shown below ($ millions):

Year ended December 31, 2007	$74.5
New service contract relationships, including certain incremental projects under new contracts	7.1
Change in existing client service fees and certain incremental projects with existing clients	6.7
Terminated clients not included in 2008 revenue	(2.9)

Year ended December 31, 2008	$85.4

     Based on historical activity and current projection of existing clients, including new clients signed in 2007 and 2008, and the non-renewal of a certain U.S. government agency client and certain other clients, we currently anticipate that 2009 service fee revenue will decline from 2008 service fee revenue levels.
     Cost of Product Revenue. The gross margin for eCOST was $8.8 million or 8.8% of product revenue in 2008 and $8.9 million or 8.6% of product revenue during 2007. Gross margin for eCOST increased from the prior year primarily due to a shift in product sales to the higher margin B2C sales channel.
     Supplies Distributors cost of product revenue decreased by $4.6 million, or 2.1%, to $214.1 million in 2008, primarily as a result of reduced product sales. The resulting gross profit margin was $16.7 million or 7.2% of product revenue for the year ended December 31, 2008 and $16.7 million or 7.1% of product revenue for 2007. The gross profit margin for the 2008 and 2007 periods include certain incremental inventory cost reductions.
     Cost of Service Fee Revenue. The increase in gross profit as a percentage of service fees to 32.1% in 2008 from 28.3% in 2007 is primarily due to the impact of certain existing client projects and the impact of a modified contract with an existing client. We expect to earn an overall gross profit of 25-30% on existing and new service fee contracts, but we have and may continue to accept lower gross margin percentages on certain contracts depending on contract scope and other factors.
     Operating Expenses. Operating expenses increased by $21.1 million compared to 2007. Operating expenses were $66.1 million, or 14.6% of total net revenues in the 2008 period and $45.0 million, or 10.1% of total net revenues in the prior year. Operating expenses in 2008 include a goodwill and intangible asset impairment charge of $16.3 million resulting from our annual analysis required under accounting standards (see discussion below). Excluding the impact of the $16.3 million impairment charge for goodwill and intangible assets, operating expenses were 11.0% of total net revenues in the 2008 period. The remaining increase in operating expenses is primarily due to increased facility and personnel related expenses and the prior year results benefitting from the favorable impact of exchange rates on certain intercompany accounts.
     In 2009, we intend to implement certain cost reductions to decrease operating expenses for certain of our facilities to correspond to our anticipated decline in revenue.
     Impairment Charge for Goodwill and Identifiable Intangible Assets. As a result of the decline in our common stock price, our market capitalization plus an implied control premium fell significantly below the recorded value of our consolidated net assets as of December 31, 2008. In performing our annual impairment test, we used current market capitalization, control premiums, discounted cash flows and other factors as the best evidence of fair value.

The impairment test resulted in a reduction in value attributable to our goodwill and accordingly, we recorded an $11.8 million impairment charge against goodwill during 2008.
     In connection with the goodwill impairment test, we determined that certain of our identifiable intangible assets were impaired. The determination was based on the carrying values exceeding the future undiscounted cash flows and fair value attributable to such intangible assets. As a result, we recorded an impairment charge of $4.5 million during 2008, which represents the difference between the estimated fair values of these long-lived assets and their carrying values. Fair values were determined based upon market conditions, the relief from royalty approach which utilized cash flow projections, and other factors.
     Income Taxes. We recorded a tax provision associated primarily with state income taxes and our subsidiary Supplies Distributors’ Canadian and European operations. A valuation allowance has been provided for the majority of our net deferred tax assets as of December 31, 2008 and December 31, 2007, which are primarily related to our net operating loss carryforwards and certain foreign deferred tax assets. We expect that we will continue to record an income tax provision associated with state income taxes and Supplies Distributors’ Canadian and European results of operations.
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
     Supplies Distributors product revenue of $235.4 million decreased $9.6 million, or 3.9% in 2007 as compared to the prior year. This decrease was primarily due to the decreased sales volume of certain products as a result of improvement in the products’ useful lives, which slowed consumer’s demand for replenishment, the impact of foreign currency fluctuations which created alternative purchasing channels for certain customers, and incremental vendor promotion activity in 2006, which did not occur in 2007.
     Service Fee Revenue. The increase in service fee revenue for the year ended December 31, 2007 reflects the favorable impact from new clients that were added late in calendar year 2006 and increased project activity in 2007 as compared to 2006. The change in service fee revenue, excluding pass-through revenue, is shown below ($ millions):

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
     Cost of Product Revenue. Cost of product revenue for year ended December 31, 2007 includes a full year of activity for eCOST as compared to eleven months in 2006 following the acquisition of eCOST in February 2006. The gross margin for eCOST was $8.9 million or 8.6% of product revenue in 2007 and $4.2 million or 4.8% of product revenue during 2006. Gross margin for eCOST for the period ended December 31, 2006 included elevated levels of fraudulent credit card chargeback activity, an increased provision for excess and obsolete inventory and the impact of a loss applicable to a sales transaction with a former eCOST customer. In addition, gross margin for eCOST increased from 2006 due to improved product pricing controls, freight initiatives and increased sales of higher margin product through virtual warehouse agreements with its vendors.
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
     Cost of Service Fee Revenue. The increase in gross profit as a percentage of service fees to 28.3% in 2007 from 26.5% in 2006 was primarily due to improved cost controls and productivity on certain clients and additional higher margin client project activity compared to 2006.
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

     Excluding eCOST, operating expenses were $32.7 million, or 9.5% of total net revenues in the 2007 period and $30.6 million, or 9.1% of total net revenues in the comparable prior year period. The increase in operating expenses was primarily due to increased facility and personnel related expenses partially offset by the favorable impact of exchange rates on intercompany accounts during the 2007 period.
     Income Taxes. We recorded a tax provision associated primarily with state income taxes and our subsidiary Supplies Distributors’ Canadian and European operations. A valuation allowance was provided for the majority of our net deferred tax assets as of December 31, 2007, which are primarily related to our net operating loss carryforwards and certain foreign deferred tax assets.
Supplies Distributors and its Subsidiaries
     Supplies Distributors and its subsidiaries act as master distributors of various IPS and other products and, pursuant to a transaction management services agreement between us and Supplies Distributors, we provide transaction management and fulfillment services to Supplies Distributors and its subsidiaries. In addition to our equity investment in Supplies Distributors, we have also provided Supplies Distributors with a subordinated loan that, as of December 31, 2008, had an outstanding balance of $5.5 million.
     Supplies Distributors has paid us dividends of $3.0 million, $2.4 million and $3.9 million in 2008, 2007 and 2006, respectively. Supplies Distributors has received lender approval to pay us dividends of approximately $2.4 million in 2009, and to reduce its subordinated debt to us by $0.5 million, but pursuant to the terms of its amended credit agreements, is restricted from paying further cash dividends without the prior approval of its lenders. In addition, no distribution may be made if, after giving effect thereto, Supplies Distributors or its subsidiaries be in noncompliance with its financial covenants under its current facilities.
eCOST and its Subsidiaries
     eCOST is a multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise, selling products primarily to customers in the United States. As of December 31, 2008, we have advanced $15.3 million to eCOST to support its operations.
Liquidity and Capital Resources
     Net cash provided by operating activities was $9.5 million for the year ended December 31, 2008 and primarily resulted from cash income before working capital changes of $9.1 million, an increase in accounts payable, accrued expenses and other liabilities of $5.3 million, a decrease in accounts receivable of $3.0 million and a decrease in restricted cash of $0.3 million, partially offset by an increase in prepaid expenses, other receivables and other assets of $5.0 million and an increase in inventories of $3.2 million.
     Net cash provided by operating activities was $5.4 million for the year ended December 31, 2007 and primarily resulted from cash income before working capital changes of $8.6 million partially offset by working capital changes consisting of a decrease in inventories of $2.3 million, a decrease in prepaid expenses, other receivables and other assets of $2.1 million and a decrease in accounts receivable of $2.1 million, partially offset by a decrease in accounts payable, accrued expenses and other liabilities of $9.4 million primarily related to the change in vendor financing payables.
     Net cash used in investing activities for the years ended December 31, 2008 and 2007 totaled $5.6 million and $3.7 million, respectively, primarily resulting from capital expenditures.
     Capital expenditures have historically consisted primarily of additions to upgrade our management information systems and general expansion of our facilities, both domestic and foreign. We expect to incur capital expenditures to support new contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months will be approximately $3 million to $5 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients.

To maintain our current operating cash position, a portion of these expenditures may be financed through debt, operating or capital leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event that we do not achieve the revenue necessary to support such investments.
     Net cash used in financing activities was approximately $2.1 million for the year ended December 31, 2008, primarily representing payments on capital leases.
     Net cash used in financing activities was approximately $3.1 million for the year ended December 31, 2007, primarily representing $2.2 million of payments on capital leases and $1.7 million of payments on debt partially offset by a decrease in restricted cash of $0.8 million.
     Our liquidity has been negatively impacted as a result of the merger with eCOST. Since the merger, eCOST has experienced a net use of cash primarily due to operating losses. As a result, we have had to support eCOST’s cash needs with the goal of reducing operating losses. The amount of further cash needed to support eCOST operations will depend upon the financing available as well as eCOST’s ability to improve its financial results. eCOST’s results, excluding the impact of any non-cash impairment charges, improved in 2007 and 2008 and we currently expect continued improvement as a result of efforts to increase sales, improve product mix and further improve operational efficiencies.
     Our liquidity may also be negatively impacted by an expected decline in service fee revenue due to the current general economic decline as well as the nonrenewal of a large contract with an agency of the U.S. government and certain other clients. To help minimize the impact of lower service fee revenue we have implemented certain measures that reduced variable costs and expenses and redeployed existing infrastructure to other client activities. No assurance can be given that a further decline in service fee revenue, beyond those noted above, will not have a material adverse effect upon our business, financial condition or results of operations.
     In June 2008, our Board of Directors authorized a 1-for-4.7 Reverse Split to reduce the number of outstanding shares of common stock. There was no impact on the number of authorized shares or the stated par value of our common stock as a result of the reverse stock split. All share and per share amounts for common stock, warrants and stock options have been restated to reflect the Reverse Split on a retro-active basis.
     During the year ended December 31, 2008, our working capital decreased to $21.4 million from $22.5 million at December 31, 2007. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities, entering into new debt agreements or transferring to third-parties a portion of our subordinated loan balance due from Supplies Distributors. In conjunction with certain of these alternatives, we may be required to provide certain letters of credit to secure these arrangements. No assurances can be given that we will be successful in obtaining any additional financing or the terms thereof. We currently believe that our cash position, financing available under our credit facilities and funds generated from operations (including targeted cost reductions related to the nonrenewal of our U.S. government contract) will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our current debt and lease obligations, and additional loans to our subsidiaries Supplies Distributors and eCOST, if necessary, for at least the next twelve months.
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
     The following is a schedule of our total contractual cash obligations, which is comprised of operating leases, debt, vendor financing and capital leases (including interest), as of December 31, 2008 (in millions):

	Payments Due By Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Contractual Obligations
Debt and vendor financing	$64,682	$60,944	$3,371	$367	$—
Capital lease obligations	3,527	1,969	1,476	82	—
Operating leases	21,964	8,343	10,674	2,770	177

Total	$90,173	$71,256	$15,521	$3,219	$177

     In support of certain debt instruments and leases, as of December 31, 2008, we had $2.0 million of cash restricted for repayment to lenders. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain of our subsidiaries’ credit facilities. Many of these facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other credit facilities and agreements. These covenants include minimum levels of net worth for the individual borrower subsidiaries and restrictions on the ability of the borrower subsidiaries to advance funds to other borrower subsidiaries. As a result, it is possible for one or more of these borrower subsidiaries to fail to meet their respective covenants even if another borrower subsidiary otherwise has available excess funds which, if not restricted, could be used to cure the default. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. In particular, in the event eCOST is unable to increase its revenue and/or gross profit from its present levels it may fail to comply with one or more of the financial covenants required under its working capital line of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and payment under our parent guaranty. A requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of December 31, 2008, we were in compliance with all debt covenants. We do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.
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
     To finance their distribution of IPS products, Supplies Distributors and its subsidiaries have short-term credit facilities with IBM Credit LLC (“IBM Credit”) and IBM Belgium Financial Services S.A. (“IBM Belgium”). We have provided a collateralized guaranty to secure the repayment of these credit facilities. These asset-based credit facilities provide financing for up to $30.5 million and up to 16.0 million Euros (approximately $22.3 million at December 31, 2008) with IBM Credit and IBM Belgium, respectively. These agreements expire in March 2010.
     Supplies Distributors also has a loan and security agreement with Wachovia Bank, N.A. (“Wachovia”) to provide financing for up to $25 million of eligible accounts receivables in the United States and Canada. The Wachovia facility expires on the earlier of March 2011 or the date on which the parties to the IPS master distributor agreement no longer operate under the terms of such agreement and/or IPS no longer supplies products pursuant to such agreement.
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million Euros (approximately $10.4 million at December 31, 2008) of eligible accounts receivables through March 2010.
     These credit facilities contain cross default provisions, various restrictions upon the ability of Supplies Distributors and its subsidiaries to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as cash flow from operations, annualized revenue to working capital, net profit after tax to revenue, minimum net worth and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, we are required to maintain a subordinated loan to Supplies Distributors of no less than $5.0 million, maintain restricted cash of less than $5.0 million and are restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure and a minimum shareholders’ equity of at least $18.0 million. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or its subsidiaries under these facilities if they are unable to do so. We have also provided a guarantee of the obligations of Supplies Distributors and its subsidiaries to IBM and IPS, excluding the trade payables that are financed by IBM credit.
     Our PFS subsidiary has entered into a Loan and Security Agreement (“Agreement”) with Comerica Bank (“Comerica”), which provides for up to $10.0 million of eligible accounts receivable financing through March 2010. We entered this Agreement to supplement our existing cash position, and provide funding for our current and future operations, including our targeted growth. The Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, and a minimum liquidity ratio, as defined. The Agreement also limits PFS’ ability to increase the subordinated loan to Supplies Distributors to no more than $6.5 million and permits PFS to advance incremental amounts subject to certain cash inflows to PFS, as defined, to certain of its subsidiaries and/or affiliates, including eCOST. The Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb.
     eCOST currently has an asset-based line of credit facility of up to $7.5 million with Wachovia, which is collateralized by substantially all of eCOST’s assets and expires in May 2011. Borrowings under the facility are limited to a percentage of eligible accounts receivable and letter of credit availability is limited to a percentage of accounts receivable and inventory. As of December 31, 2008, eCOST had $1.1 million of letters of credit outstanding and $2.0 million of available credit under this facility. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as a minimum tangible net worth of $0, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.
     In 2004, we incurred more than $5 million in capital expenditures to support incremental business from a distribution facility in Southaven, MS. We financed a significant portion of these expenditures through a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) pursuant to which the MBFC issued $5 million MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned us the proceeds of the Bonds for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in our Southaven, Mississippi distribution facility. The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) in the initial face amount of $5.1 million issued by Comerica pursuant to a Reimbursement Agreement between us and Comerica under which we are obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has a maturity date of April 2010 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof. The amount outstanding on the Bonds as of December 31, 2008 is $3.2 million. Our obligations under the Reimbursement Agreement are secured by substantially all of the assets of our PFS subsidiary, including restricted cash of $1.5 million and a Company parent guarantee.
     In June 2006, we entered into a Securities Purchase Agreement with certain institutional investors in a private placement transaction pursuant to which we issued and sold shares of our common stock resulting in net proceeds of $4.8 million. We advanced the net proceeds to eCOST to support its operating requirements.
     To the extent we fail to comply with the various debt covenants described above, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. Any requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of December 31, 2008, we were in compliance with all debt covenants.

     eCOST has historically incurred significant operating losses and used cash to fund its operations. As a result, we have been required to invest cash to fund eCOST’s operations, which we may not be able to continue to do without approval from our lenders. The amount of further cash needed to support eCOST operations depends upon the financing available under its credit line as well as eCOST’s ability to improve its financial results. Through March 31, 2009, we have advanced $15.3 million to eCOST to fund eCOST’s cash flow requirements and have lender approval to advance incremental amounts subject to certain cash in flows to PFS, as defined, to certain of our subsidiaries and/or affiliates, including eCOST. In the event we need to advance further cash to eCOST, we may be required to seek approval from our lenders to provide such funds. We can provide no assurance that we will receive such approval from our lenders or any terms or conditions required by our lenders to obtain such approval. In addition, PFSweb has provided a guaranty of eCOST’s bank line of credit and certain of eCOST’s vendor trade payables.
     We receive municipal tax abatements in certain locations. During 2004 we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements. In December 2006 we received notice that the municipal authority planned to make an adjustment to our tax abatement. We have disputed the adjustment, but if the dispute is not resolved favorably, additional property taxes of approximately $1.7 million could be assessed against us.
     On July 25, 2007 a purported class action lawsuit entitled Darral Frank and Joseph F. Keeley, Jr. v. PC Mall, Inc. dba eCOST.com and eCOST.com, Inc. was filed in the Superior Court of California, Los Angeles County. The purported class consists of all of current and former sales representatives who worked for the defendants in California from July 24, 2003 through July 24, 2007. The lawsuit alleges that the defendants failed to pay overtime compensation and interest thereon, failed to timely pay compensation to terminated employees and failed to provide meal and rest periods, all in violation of the California Labor Code and Business and Professions Code. In December 2008, the matter was settled for $0.1million.
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
Seasonality
     The seasonality of our service fee business is dependent upon the seasonality of our clients’ business and sales of their products. Accordingly, our management must rely upon the projections of our clients in assessing quarterly variability. We believe that with our current client mix and their current business volumes, our run rate service fee business activity will be at its lowest in the quarter ended March 31. We anticipate that our Supplies Distributors product revenue will be highest during the quarter ended December 31. Our eCOST business is moderately seasonal, reflecting the general pattern of peak sales for the retail industry during the holiday shopping season. Typically, a larger portion of our eCOST revenues occur during the fourth fiscal quarter. We believe that our historical revenue growth makes it difficult to predict the effect of seasonality on our future revenues and results of operations
     We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.
Inflation
     Management believes that inflation has not had a material effect on our operations.
Impact of Recently Issued Accounting Standards
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement

No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and we adopted SFAS 157 for financial assets and liabilities on January 1, 2008, with no material impact to our consolidated financial statements. We adopted fair value measurement treatment for nonfinancial assets and liabilities on January 1, 2009, which did not have a material impact.
     In February 2007, the FASB issued Statement No. 159, The Fair Value Option For Financial Assets and Financial Liabilities. This new standard allows companies to elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings in each reporting period. The Company did not elect the fair value option under this Statement.
     In December 2007, the FASB issued Statement No. 141R, Business Combinations, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. Statement No. 141R modified the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. Statement No. 160 establishes new accounting and reporting standards for noncontrolling interests in subsidiaries. We will be required to apply the provisions of the new standards in the first quarter of 2009. The impact of this statement on our financial statements is expected to be immaterial.
      In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provide in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. We will continue to use the simplified method until we have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of its options.
     In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s entity-specific factors. FSP No 142-3 is effective beginning January 1, 2009 and will be applied prospectively to intangible assets acquired after the effective date. We are currently assessing the impact this adoption will have on our consolidated financial statements.
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
     With our master distributor and online discount retail businesses, we also maintain an allowance for uncollectible vendor receivables, which arise from inventory returns to vendors, vendor rebate and advertising programs, price protections and other promotions. We determine the sufficiency of the vendor receivable allowance based upon various factors, including payment history. Amounts received from vendors may vary from amounts recorded because of potential non-compliance with certain elements of vendor programs. If our estimated allowances for uncollectible accounts or vendor receivables subsequently prove insufficient, additional allowance maybe required.
     Allowances for doubtful accounts totaled $1.0 million and $1.5 million at December 31, 2008 and 2007, respectively. We believe that our allowances for doubtful accounts are adequate to cover anticipated losses under current conditions; however, uncertainties regarding changes in the financial condition of our clients and customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required.
     Inventory Reserves
     Inventories (merchandise, held for resale, all of which are finished goods) are stated at the lower of weighted average cost or market. Supplies Distributors and its subsidiaries assume responsibility for slow-moving inventory under certain master distributor agreements, subject to certain termination rights, but have the right to return product rendered obsolete by engineering changes, as defined. eCOST assumes responsibility for slow-moving inventory but has limited rights to return product based on specific inventory agreements. We review inventory for impairment on a periodic basis, but at a minimum, annually. Recoverability of the inventory on hand is measured by comparison of the carrying value of the inventory to the fair value of the inventory. This requires us to record provisions and maintain reserves for excess or obsolete inventory. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand and market conditions. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. At both December 31, 2008 and 2007, our allowance for slow moving inventory was $2.1 million. We believe that our reserves are adequate to cover anticipated losses under current conditions. Significant or unanticipated changes to our estimates and forecasts, either adverse or positive, could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required.
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
     Long-Lived Assets
     Long-lived assets include property, intangible assets, goodwill and certain other assets. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We review goodwill for impairment at least annually. We record impairment losses in the period in which we determine that the carrying amount is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. This may require us to make judgments regarding long-term forecasts of our future revenues and costs related to the assets subject to review. During the fourth quarter of 2008 and 2006, we determined the carrying values of the goodwill and intangible assets resulting from our acquisition of eCOST were impaired, which resulted in an $11.8 million write-off of goodwill and a $4.5 million write-off of intangible assets in 2008 and a $3.5 million write-off of goodwill in 2006.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk
     We are exposed to various market risks including interest rates on our financial instruments and foreign exchange rates.
Interest Rate Risk
     Our interest rate risk relates to the outstanding balances on our inventory and working capital financing agreements, taxable revenue bonds, factoring agreement, and loan and security agreements for the financing of inventory, accounts receivable and certain other receivables and certain equipment, which amounted to $67.5 million at December 31, 2008. A 100 basis point movement in interest rates would result in approximately $0.3 million annualized increase or decrease in interest expense based on the outstanding balance of these agreements at December 31, 2008.
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
We have audited the accompanying consolidated balance sheet of PFSweb, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the year ended December 31, 2008. Our audit of the basic financial statements included the financial statement schedules listed in the index appearing under Item 15(a) (1). These financial statements and the financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PFSweb, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ GRANT THORNTON LLP
Dallas, Texas
March 31, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
PFSweb, Inc.:
We have audited the accompanying consolidated balance sheet of PFSweb, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to II. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PFSweb, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Dallas, Texas
March 31, 2008, except as it relates to the reverse stock split described in note 2, as to which the date is March 30, 2009

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,050	$14,272
Restricted cash	2,008	2,021
Accounts receivable, net of allowance for doubtful accounts of $980 and $1,483 at December 31, 2008 and 2007, respectively	44,546	48,493
Inventories, net of reserves of $2,124 and $2,080 at December 31, 2008 and 2007, respectively	47,186	46,392
Other receivables	13,072	10,372
Prepaid expenses and other current assets	3,802	2,608

Total current assets	126,664	124,158

PROPERTY AND EQUIPMENT, net	12,106	11,918
IDENTIFIABLE INTANGIBLES, net	961	5,824
GOODWILL	3,602	15,362
OTHER ASSETS	1,188	911

Total assets	$144,521	$158,173

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$22,251	$22,238
Trade accounts payable	61,988	56,975
Accrued expenses	21,054	22,438

Total current liabilities	105,293	101,651

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	4,951	6,378
OTHER LIABILITIES	1,192	1,302

Total liabilities	111,436	109,331

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 9,935,095 and 9,909,401 shares issued at December 31, 2008 and 2007, respectively; and 9,916,734 and 9,891,040 outstanding at December 31, 2008 and 2007, respectively	10	10
Additional paid-in capital	92,728	92,121
Accumulated deficit	(61,393)	(45,738)
Accumulated other comprehensive income	1,825	2,534
Treasury stock at cost, 18,361 shares	(85)	(85)

Total shareholders’ equity	33,085	48,842

Total liabilities and shareholders’ equity	$144,521	$158,173

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31
(In thousands, except per share data)

	2008	2007	2006
REVENUES:
Product revenue, net	$330,532	$339,500	$333,311
Service fee revenue	85,406	74,480	67,056
Pass-through revenue	35,905	32,822	22,886

Total revenues	451,843	446,802	423,253

COSTS OF REVENUES:
Cost of product revenue	305,090	313,835	311,417
Cost of service fee revenue	58,009	53,375	49,274
Cost of pass-through revenue	35,905	32,822	22,886

Total costs of revenues	399,004	400,032	383,577

Gross profit	52,839	46,770	39,676

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, including stock based compensation expense of $547, $764, and $899 in the years ended December 31, 2008, 2007 and 2006, respectively	49,073	44,057	45,189
MERGER INTEGRATION EXPENSES	—	150	1,495
AMORTIZATION OF IDENTIFIABLE INTANGIBLES	806	806	749
GOODWILL AND INTANGIBLE ASSET IMPAIRMENT	16,250	—	3,507

Total operating expenses	66,129	45,013	50,940

Income (loss) from operations	(13,290)	1,757	(11,264)

INTEREST EXPENSE	1,623	2,505	2,171
INTEREST INCOME	(63)	(163)	(59)

Loss before income taxes	(14,850)	(585)	(13,376)
INCOME TAX EXPENSE	805	799	1,154

NET LOSS	$(15,655)	$(1,384)	$(14,530)

LOSS PER SHARE:
Basic and Diluted	$(1.58)	$(0.14)	$(1.60)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and Diluted	9,905	9,889	9,098

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS
(In thousands, except share data)

					Accumulated
			Additional		Other			Total	Comprehensive
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders’	Income
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity	(Loss)
Balance, December 31, 2005	4,811,343	$5	$58,754	$(29,824)	$1,084	18,361	$(85)	$29,934
Net loss	—	—	—	(14,530)	—	—	—	(14,530)	$(14,530)
Stock-based compensation expense	—	—	899	—	—	—	—	899
Employee stock purchase plan	11,581	—	52	—	—	—	—	52
Proceeds from exercised options	5,931	—	16	—	—	—	—	16
Issuance of common stock	1,063,830	1	4,843	—	—	—	—	4,844
Shares issued for eCOST acquisition	4,012,368	4	26,775	—	—	—	—	26,779
Other comprehensive income — foreign currency translation adjustment	—	—	—	—	846	—	—	846	846

Comprehensive loss									$(13,684)

Balance, December 31, 2006	9,905,053	$10	$91,339	$(44,354)	$1,930	18,361	$(85)	$48,840
Net loss	—	—	—	(1,384)	—	—	—	(1,384)	$(1,384)
Stock-based compensation expense	—	—	764	—	—	—	—	764
Employee stock purchase plan	3,852	—	18	—	—	—	—	18
Proceeds from exercised options	496	—	—	—	—	—	—	—
Other comprehensive income — foreign currency translation adjustment	—	—	—	—	604	—	—	604	604

Comprehensive loss									$(780)

Balance, December 31, 2007	9,909,401	$10	$92,121	$(45,738)	$2,534	18,361	$(85)	$48,842
Net loss	—	—	—	(15,655)	—	—	—	(15,655)	$(15,655)
Stock-based compensation expense	—	—	547	—	—	—	—	547
Employee stock purchase plan	7,522	—	26	—	—	—	—	26
Proceeds from exercised options	18,172	—	34	—	—	—	—	34
Other comprehensive loss — foreign currency translation adjustment	—	—	—	—	(709)	—	—	(709)	(709)

Comprehensive loss									$(16,364)

Balance, December 31, 2008	9,935,095	$10	$92,728	$(61,393)	$1,825	18,361	$(85)	$33,085

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
(In thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,655)	$(1,384)	$(14,530)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,622	8,180	7,476
Goodwill and intangible asset impairment	16,250	—	3,507
Loss on sale of assets	17	—	144
Provision for doubtful accounts	174	254	960
Provision for excess and obsolete inventory	1,482	665	1,495
Deferred income taxes	(293)	84	(148)
Stock-based compensation expense	547	764	899
Changes in operating assets and liabilities:
Restricted cash	291	(299)	845
Accounts receivables	3,020	2,104	1,673
Inventories, net	(3,243)	2,261	2,856
Prepaid expenses, other receivables and other assets	(5,031)	2,137	(66)
Accounts payable, accrued expenses and other liabilities	5,270	(9,367)	(2,627)

Net cash provided by operating activities	9,451	5,399	2,484

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,754)	(3,862)	(3,978)
Proceeds from sale of assets	117	—	—
Payment for purchase of eCOST, net of cash acquired	—	—	(1,299)
Decrease in restricted cash	—	145	893

Net cash used in investing activities	(5,637)	(3,717)	(4,384)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	60	19	4,912
Decrease (increase) in restricted cash	(278)	785	(1,109)
Payments on capital lease obligations	(1,791)	(2,225)	(1,504)
Proceeds from (payments on) from debt, net	(41)	(1,669)	1,029

Net cash provided by (used in) financing activities	(2,050)	(3,090)	3,328

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	14	614	(45)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,778	(794)	1,383

CASH AND CASH EQUIVALENTS, beginning of period	14,272	15,066	13,683

CASH AND CASH EQUIVALENTS, end of period	$16,050	$14,272	$15,066

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under capital leases	$584	$3,016	$2,304

Shares issued to acquire eCOST	$—	$—	$26,778

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
PFSweb Overview
     PFSweb is an international provider of integrated eCommerce and business process outsourcing services to major brand name companies seeking to maximize their supply chain efficiencies and to extend their traditional and e-commerce initiatives in the United States, Canada, and Europe. PFSweb offers such services as professional consulting, technology collaboration, managed web hosting and internet application development, order management, web-enabled customer contact centers, customer relationship management, financial services including billing and collection services and working capital solutions, information management, facilities and operations management, kitting and assembly services, and international fulfillment and distribution services.
Supplies Distributors Overview
     Supplies Distributors, PFSweb and InfoPrint Solutions Company (“IPS”), a joint venture company owned by Ricoh and International Business Machines Corporation (“IBM”), have entered into master distributor agreements under which Supplies Distributors acts as a master distributor of various products, primarily IPS product.
     Supplies Distributors has obtained certain financing (see Notes 3 and 4) that allows it to fund the working capital requirements for the sale of primarily IPS products. Pursuant to the transaction management services agreements between PFSweb and Supplies Distributors, PFSweb provides to Supplies Distributors transaction management and fulfillment services, such as managed web hosting and maintenance, procurement support, web-enabled customer contact center services, customer relationship management, financial services including billing and collection services, information management and international distribution services. Supplies Distributors does not have its own sales force and relies upon IPS’s sales force and product demand generation activities for its sale of IPS products. Supplies Distributors sells its products in the United States, Canada and Europe.
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
eCOST Overview
     eCOST is a multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise, selling products primarily to customers in the United States. eCOST offers products in several merchandise categories, including computers, networking, electronics and entertainment, TV’s, plasmas and monitors, cameras and camcorders, memory and storage, “For the Home” and sports and leisure. eCOST carries products from leading manufacturers such as Sony, JVC, Canon, Hewlett-Packard, Denon, Dyson, Sennheiser, Garmin, Panasonic, Toshiba and Microsoft.
     The Company’s liquidity has been negatively impacted as a result of the merger with eCOST. Since the merger, eCOST has experienced a net use of cash primarily due to operating losses. As a result, the Company has had to support eCOST’s cash needs with the goal of reducing losses. The amount of additional cash needed to support eCOST operations will depend upon the working capital requirements, bank financing availability as well as eCOST’s continued ability to improve its financial results. Further advances to eCOST may be limited by the Company’s current cash and future cash flow and may be restricted by the Company’s credit facility obligations.

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
     Management currently believes eCOST will meet the Company’s expectations related to improved overall profitability. The Company has reported improvement in eCOST’s financial results during 2007 and 2008, excluding the impact of any non-cash impairment charges, and currently expects continued improvement as a result of efforts to increase sales, improve product mix and control operating costs, although there can be no assurance that these future improvements will be achieved. If eCOST does not meet expectations, the Company currently anticipates that it would be able to terminate or sublease eCOST’s facilities, liquidate remaining inventory through the eCOST website and reduce certain personnel related costs as needed so as to minimize any material impact upon the Company’s other segments.
Acquisition of eCOST
     Effective February 1, 2006, a wholly-owned subsidiary of PFSweb merged with and into eCOST, with eCOST surviving the merger as a wholly-owned subsidiary of PFSweb. Each of the issued and outstanding shares of common stock of eCOST were converted into one share of common stock of the Company. In conjunction with the merger, the Company assumed certain warrants previously issued to a former eCOST warrant-holder, subject to the terms set forth therein, which expired unexercised during 2008. As a result of the merger, effective February 1, 2006, the Company began consolidating 100% of eCOST’s financial position and results of operations into the Company’s consolidated financial statements. The following table presents selected pro forma information, for comparative purposes, assuming the acquisition had occurred on January 1 for the period presented (unaudited) (in thousands, except per share data):

Year Ended
2006
Net revenues	$436,187
Net loss	(16,120)
Basic and diluted loss per share	(1.77)
     The unaudited pro forma information does not reflect operational and administrative cost savings, which are referred to as synergies, that management estimates may be achieved as a result of the merger transaction, or other incremental costs that may be incurred as a direct result of the merger transaction. The unaudited pro forma net revenues and pro forma net loss are not necessarily indicative of the consolidated results of operations for future periods or the results of operations that would have been realized had the Company consolidated eCOST during the period noted.
     The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the results of operations of eCOST have been included in the Company’s consolidated financial statements since the date of acquisition. For purposes of computing the purchase price, the value of the 4.0 million shares of the Company’s common stock issued was $6.67 per common share, based on the average closing price of the Company’s common stock on NASDAQ for the period beginning two days prior to the consummation of the merger and ending on the consummation of the merger. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of February 1, 2006 (in thousands):

Cash and restricted cash	$1,053
Accounts receivable, net	5,723
Inventories	6,893
Identifiable intangibles	7,380
Property and equipment	479
Other assets	323

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Total identifiable assets acquired	21,851

Trade accounts payable	8,248
Accrued expenses	3,560
Other liabilities	834

Total liabilities assumed	12,642

Net identifiable assets acquired	9,209
Estimated purchase price	28,078

Goodwill acquired	$18,869

     Purchase price for eCOST is as follows (in thousands):

Number of shares of common stock issued	4,012
Multiplied by the Company’s stock price	$6.67

Share consideration	$26,778
Transaction costs	1,300

Purchase price	$28,078

     The above purchase price was allocated based on estimates of the fair values of assets acquired and liabilities assumed.
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
          The excess of the purchase price over the fair value of the net identifiable assets acquired and liabilities assumed was allocated to goodwill and is included in the eCOST reportable segment. Goodwill, which is not deductible for tax purposes, is not being amortized but is subject to an impairment test each year, using a fair-value-based approach pursuant to SFAS No. 142.
     During the Company’s annual analysis of the carrying value of goodwill, the Company determined the carrying value of goodwill exceeded its fair value, which resulted in a non-cash write-off of goodwill of $11.8 million and $3.5 million during 2008 and 2006, respectively. The Company performs its annual goodwill impairment test as of December 31. As a result of the decline in stock price, the market capitalization plus an implied control premium fell significantly below the recorded value of its consolidated net assets as of the testing date. In performing the goodwill impairment test, the Company used current market capitalization, control premiums, discounted cash flows and other factors as the best evidence of fair value.
     In connection with the goodwill impairment test, the Company determined that certain of its identifiable acquired intangible assets were impaired. The determination was based on the carrying values exceeding the future undiscounted cash flows and fair value attributable to such intangible assets. As a result, the Company recorded a non-cash impairment charge of $4.5 million during 2008, which represents the difference between the estimated fair values of these long-lived assets and their carrying values. Fair values were determined based upon market conditions, the relief from royalty approach which utilized cash flow projections, and other factors.
     There are no residual values for any of the intangible assets subject to amortization acquired during the eCOST acquisition. The Company is amortizing the intangible assets acquired on a straight-line basis over their estimated remaining useful lives. Definite lived intangible assets acquired in the eCOST acquisition consist of (in thousands):

		December 31, 2008			December 31, 2007
	Fair Value at	Accumulated	Impairment	Net Carrying	Accumulated	Net Carrying
	Acquisition	Amortization	Charge	Value	Amortization	Value
Trademark name	$4,635	$(1,352)	$(2,756)	$527	$(888)	$3,747
Customer relationships	2,745	(1,011)	(1,734)	—	(668)	2,077

Total definite lived intangible assets	$7,380	$(2,363)	$(4,490)	$527	$(1,556)	$5,824

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     The estimated useful lives of the trademark name and customer relationships were originally 10 years and 8 years, respectively, but have since been reduced to 5 and 0 years, respectively, remaining as of December 31, 2008.
     Amortization expense for intangible assets was $0.8 million for the years ended December 31, 2008 and 2007 and $0.7 million in 2006. Subsequent to the 2008 impairment charge, amortization expense for intangible assets is estimated to be approximately $0.1 million annually for each year through the period ending December 31, 2013.
     The Company incurred costs for operational integration and IT systems conversion activities related to the acquisition of $0.2 million and $1.5 million in the years ended December 31, 2007 and 2006, respectively. The Company incurred no such expenses in 2008.
2. Significant Accounting Policies
Principles of Consolidation
     All intercompany accounts and transactions have been eliminated in consolidation.
Investment in Affiliates
     Priority Fulfillment Services, Inc. (“PFS”), a wholly-owned subsidiary of PFSweb, has made advances to Supplies Distributors that are evidenced by a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Subordinated Note cannot be increased to more than $6.5 million or decreased to lower than $5.0 million without prior approval of the Company’s lenders (see Notes 3 and 4). As of December 31, 2008 and 2007, the outstanding balance of the Subordinated Note was $5.5 million and $6.0 million, respectively. The Subordinate Note is eliminated in the Company’s consolidated financial statements.
     PFS has also made advances to eCOST, which aggregated $10.6 million and $7.9 million as of December 31, 2008 and 2007, respectively. Certain terms of the Company’s debt facilities, provide that the total advances to eCOST may not be less than $2.0 million without prior approval of eCOST’s lender. PFS has received the approval of its lender to advance $0.5 million plus incremental amounts subject to certain cash inflows to PFS, as defined, to certain of its subsidiaries and/or affiliates, including eCOST, if needed. PFSweb has also advanced eCOST $4.7 million as of December 31, 2008 and 2007.
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

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
     The Company recognizes revenue and records trade accounts receivables, pursuant to the methods described above, when collectability is reasonably assured. Collectability is evaluated in the aggregate and on an individual

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
customer basis taking into consideration payment due date, historical payment trends, current financial position, results of independent credit evaluations and payment terms. Related reserves are determined by either using percentages applied to certain aged receivable categories based on historical results and are reevaluated and adjusted as additional information is received or a specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance for doubtful accounts.
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

	December 31,	December 31,
	2008	2007
Deferred implementation revenues
Current	$2,556	$772
Non-current	869	516

	$3,425	$1,288

Deferred implementation costs
Current	$956	$388
Non-current	288	298

	$1,244	$686

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
Concentration of Business and Credit Risk
     The Company’s service fee revenue is generated under contractual service fee relationships with multiple client relationships. No clients/customers exceeded 10% of consolidated revenue during the years ended 2008, 2007 or 2006. A summary of the customer and client concentrations is as follows:

	December 31,	December 31,	December 31,
	2008	2007	2006
Product Revenue (as a percentage of Product Revenue):
Customer 1	12%	10%	11%

Service Fee Revenue (as a percentage of Service Fee Revenue):
Client 1	37%	27%	23%
Client 2	10%	11%	12%
Client 3	6%	12%	19%

Accounts Receivable:
Customer 1	11%	10%	13%
     Client 1 has advised PFS that it is not renewing its contract with PFS effective January 2009, though certain project work is anticipated to occur during the first half of 2009.

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     PFSweb has provided certain collateralized guarantees of its subsidiaries’ financings and credit arrangements. These subsidiaries’ ability to obtain financing on similar terms would be significantly impacted without these guarantees.
     The Company has multiple arrangements with IBM and IPS and is dependent upon the continuation of such arrangements. Substantially all of the Supplies Distributors’ revenue is generated by its sale of product purchased from IPS. These arrangements, which are critical to the Company’s ongoing operations, include Supplies Distributors’ master distributor agreements, certain of Supplies Distributors’ working capital financing agreements, product sales to IBM and IPS business units and an IBM term master lease agreement. Supplies Distributors also relies upon IPS’s sales force and product demand generation activities and the discontinuance of such services would have a material impact upon Supplies Distributors’ business.
     eCOST’s arrangements with its vendors are terminable by either party at will. Loss of any vendors could have a material adverse effect on eCOST’s financial position, results of operations and cash flows. Sales of HP and HP-related products represented 43% of eCOST’s net revenues in 2008 (9% of consolidated net revenues), 49% of eCOST’s net revenues in 2007 (11% of consolidated net revenues) and 33% of eCOST’s net revenues in 2006 (7% of consolidated net revenues).
Cash and Cash Equivalents
     Cash equivalents are defined as short-term highly liquid investments with original maturities, when acquired, of three months or less.
Restricted Cash
     Restricted cash includes the following items (in thousands):

	December 31,	December 31,
	2008	2007
Customer remittances	$458	$1,971
Bond financing (see note 4)	1,550	50

Total restricted cash	$2,008	$2,021

     In conjunction with certain of its financing agreements, Supplies Distributors has granted to its lenders a security interest in certain customer remittances received in specified bank accounts (see Note 4). At December 31, 2008 and 2007, these bank accounts held $0.2 million and $1.5 million, respectively, which was restricted and can only be used to reduce the outstanding debt.
     In conjunction with certain of its financing agreements, eCOST has granted to its lender a security interest in certain customer remittances received in specified bank accounts (see Note 4). At December 31, 2008 and 2007 these bank accounts held $0.2 million and $0.5 million, respectively, which was restricted and can only be used to reduce the outstanding debt.
Other Receivables
     Other receivables include $9.6 million and $10.0 million as of December 31, 2008 and 2007, respectively, primarily for amounts due from IPS and IBM for costs incurred by the Company under the master distributor agreements (see Note 6). In addition, other receivables included $3.5 million, and $0.2 million as of December 31, 2008 and 2007, respectively, applicable to value added tax receivables.
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

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
     The Company reviews inventory for impairment on a periodic basis, but at a minimum, annually. Recoverability of the inventory on hand is measured by comparison of the carrying value of the inventory to the fair value of the inventory. The allowance for slow moving inventory was $2.1 million as of December 31, 2008 and 2007.
Property and Equipment
The components of property and equipment as of December 31, 2008 and 2007 are as follows (in thousands):

	December 31,	December 31,
	2008	2007	Depreciable Life
Furniture and fixtures	$19,126	$22,510	2-10 years
Purchased and capitalized software costs	17,490	14,595	3-5 years
Computer equipment	10,774	10,442	3-5 years
Leasehold improvements	7,628	7,779	3-7 years
Other	571	101	3-5 years

	55,589	55,427

Less-accumulated depreciation and Amortization	(43,483)	(43,509)

Property and equipment, net	$12,106	$11,918

     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Capitalized implementation costs are depreciated over the respective client contract periods. Leasehold improvements are amortized over the shorter of the useful life of the related asset or the remaining lease term.
     The Company’s property held under capital leases amount to approximately $3.4 million and $4.6 million, net of accumulated amortization, of approximately $8.4 million and $10.5 million, at December 31, 2008 and 2007, respectively.
Long-Lived Assets
     The Company reviews long-lived assets for impairment periodically, but at a minimum annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets include property, intangible assets, goodwill and certain other assets. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value would be determined using appraisals, discounted cash flow analysis or similar valuation techniques. The Company makes judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. The Company records impairment losses in the period in which it determines that the carrying amount is not recoverable. This may require the Company to make judgments regarding long-term forecasts of their future revenues and costs related to the assets subject to review. During the fourth quarter of 2008, the Company recorded an impairment charge of $11.8 million against goodwill and a $4.5 million impairment charge against intangible assets (discussed in Note 1). An impairment charge of $3.5 million was recorded against goodwill in 2006.

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Foreign Currency Translation and Transactions
     For the Company’s Canadian and European operations, the local currency is the functional currency. All assets and liabilities are translated at exchange rates in effect at the end of the period, and income and expense items are translated at the average exchange rates for the period.
     The Company includes currency gains and losses on short-term intercompany advances in the determination of net income and loss. Currency gains and losses, including transaction gains and losses and those on short-term intercompany advances, included in net loss were net gains of approximately $0.1 million, $1.0 million and $0.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company reports gains and losses on intercompany foreign currency transactions that are of a long-term investment nature as a separate component of shareholders’ equity.
Impact of Recently Issued Accounting Standards
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and the Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008, with no material impact to its consolidated financial statements. The Company adopted fair value measurement treatment for nonfinancial assets and liabilities on January 1, 2009, which did not have a material impact.
     In February 2007, the FASB issued Statement No. 159, The Fair Value Option For Financial Assets and Financial Liabilities. This new standard allows companies to elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings in each reporting period. The Company did not elect the fair value option under this statement.
     In December 2007, the FASB issued Statement No. 141R, Business Combinations, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. Statement No. 141R modified the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. Statement No. 160 establishes new accounting and reporting standards for noncontrolling interests in subsidiaries. The Company will be required to apply the provisions of the new standards in the first quarter of 2009. The impact of this statement on the Company’s financial statements is expected to be immaterial.
      In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 permits companies to continue to use the simplified method, under certain circumstances, in estimating the expected term of “plain vanilla” options beyond December 31, 2007. SAB 110 updates guidance provide in SAB 107 that previously stated that the Staff would not expect a company to use the simplified method for share option grants after December 31, 2007. The Company will continue to use the simplified method until it has sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of its options.
     In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s entity-specific factors. FSP No 142-3 is effective beginning January 1, 2009 and will be applied prospectively to intangible assets acquired after the effective date. The Company is currently assessing the impact this adoption will have on its consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Income Taxes
     The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007 with no impact on the financial statements. The Company recognizes interest and penalties related to certain tax positions in income tax expense.
     For federal income tax purposes, tax years that remain subject to examination include years 2004 through 2008. However, the utilization of net operating loss (“NOL”) carryforwards that arose prior to 2004 remain subject to examination through the years such carryforwards are utilized. For Europe, tax years that remain subject to examination include years 2005 to 2008. However, the utilization of NOL carryforwards that arose prior to 2005 remain subject to examination through the years such carryforwards are utilized. For Canada, tax years that remain subject to examination include years 2001 to 2008, depending on the subsidiary. For state income tax purposes, the tax years that remain subject to examination include years 2003 to 2008, depending upon the jurisdiction in which the Company files tax returns.
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
Net Loss Per Common Share
     Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Stock options not included in the calculation of diluted net loss per share for the years ended December 31, 2008, 2007 and 2006, were 1.4 million, 1.3 million, and 1.3 million, respectively, as the effect would be anti-dilutive. Warrants not included in the calculation of diluted net loss per share for the years ended December 31, 2007 and 2006, were 0.1 million, at each date, as the effect would be anti-dilutive.
Cash Paid For Interest and Taxes During Year
     The Company made payments for interest of approximately $1.7 million, $2.6 million and $2.8 million and income taxes of approximately $1.6 million, $1.5 million and $0.5 million during the years ended December 31, 2008, 2007, and 2006, respectively (see Notes 3, 4 and 8).

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Advertising Costs
     Advertising expenses for eCOST, including those for catalog, internet and other methods, were $0.9 million, $1.1 million and $2.7 million for the years end December 31, 2008, 2007 and 2006, respectively and are included in selling, general and administrative expenses. There were no such expenses to the Company prior to the acquisition of eCOST.
Reverse Stock Split
     On June 2, 2008, the Company effected a 1-for-4.7 reverse split (“Reverse Split”) of the Company’s common stock. Pursuant to the Reverse Split, the common stock was combined and reclassified based on a ratio of 4.7 shares of issued and outstanding common stock being combined and reclassified into one share of common stock. All share and per share amounts for common stock, warrants and stock options have been restated to reflect the Reverse Split on a retro-active basis.
3. Vendor Financing
     Outstanding obligations under vendor financing arrangements consist of the following (in thousands):

	December 31,	December 31,
	2008	2007
Inventory and working capital financing agreements:
United States	$23,885	$23,667
Europe	16,422	13,340

Total	$40,307	$37,007

Inventory and Working Capital Financing Agreement, United States
     Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of IPS products in the United States, providing financing for eligible IPS inventory and for certain receivables up to $30.5 million through its expiration in March 2009. As of December 31, 2008, Supplies Distributors had $2.8 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $5.5 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (3.75% and 7.75% as of December 31, 2008 and 2007, respectively). The facility also includes a monthly service fee.
     On March 27, 2009, Supplies Distributors entered into an amended credit facility with IBM Credit LLC, which extends the termination date through March 2010 and reduces the minimum Subordinated Note balance to $5.0 million. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.
Inventory and Working Capital Financing Agreement, Europe
     Supplies Distributors’ European subsidiaries have a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance their distribution of IPS products in Europe. The asset based credit facility with IBM Belgium provides up to 16.0 million Euros (approximately $22.3 million at December 31, 2008) in financing for purchasing IPS inventory and for certain receivables through its expiration in March 2009. As of

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
December 31, 2008, Supplies Distributors’ European subsidiaries had 4.0 million Euros (approximately $5.6 million at December 31, 2008) of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors and its European subsidiaries to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors’ European subsidiaries, as well as collateralized guaranties of Supplies Distributors and PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $5.5 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at Euribor plus 1.5% as of December 31, 2008 and 2007 (4.1% and 5.8% as of December 31, 2008 and 2007, respectively). Supplies Distributors’ European subsidiaries pay a monthly service fee on the commitment.
     On March 30, 2009, Supplies Distributors’ European subsidiaries entered into an amended credit facility with IBM Belgium, which extends the termination date through March 2010, reduces the minimum Subordinated Note balance to $5.0 million and increases the interest rate to Euribor plus 1.94% or Euribor plus 4.25%, depending on the type of borrowing utilized. Given the structure of this facility and as outstanding balances, which represent inventory purchase, are repaid within twelve months, the Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.
4. Debt and Capital Lease Obligations:
     Outstanding obligations under debt and capital lease obligations consist of the following (in thousands):

	December 31,	December 31,
	2008	2007
Loan and security agreements, United States:
Supplies Distributors	$9,649	$10,353
PFS	6,000	7,225
Credit facility — eCOST	—	—
Factoring agreement, Europe	2,577	1,212
Taxable revenue bonds	3,200	4,000
Master lease agreements	4,657	5,033
Other	1,119	793

Total	27,202	28,616
Less current portion of long-term debt	22,251	22,238

Long-term debt, less current portion	$4,951	$6,378

Loan and Security Agreement — Supplies Distributors
     Supplies Distributors has a loan and security agreement with Wachovia Bank, N.A. (“Wachovia”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of December 31, 2008, Supplies Distributors had $1.7 million of available credit under this agreement. The Wachovia facility expires on the earlier of March 2009 or the date on which the parties to the IPS master distributor agreement (see Note 6) no longer operate under the terms of such agreement and/or IPS no longer supplies products pursuant to such agreement. Borrowings under the Wachovia facility accrue interest at prime rate or Eurodollar rate plus 1.75% to 2.25%, dependent on excess availability, as defined. The interest rate as of December 31, 2008 was 4.0% for $5.6 million of outstanding borrowings and 2.5% for $4.0 million of outstanding borrowings. As of December 31, 2007, the interest rate was 7.25% for $6.4 million of outstanding borrowings and 7.2% for $40 million of outstanding borrowings. This agreement contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $5.5 million and restricted cash of less than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
structure. Supplies Distributors has entered into blocked account agreements with its banks and Wachovia pursuant to which a security interest was granted to Wachovia for all U.S. and Canadian customer remittances received in specified bank accounts. At December 31, 2008 and December 31, 2007, these bank accounts held $0.1 million and $1.4 million, respectively, which was restricted for payment to Wachovia.
      On January 6, 2009, Supplies Distributors entered into an amended loan and security agreement with Wachovia, which extends the termination date through March 2011, reduces the minimum Subordinate Note balance to $5.0 million and amends the interest rate to prime rate plus 0.25% to 0.75% or Eurodollar rate plus 2.5% to 3.0%.
Loan and Security Agreement — PFSweb
     PFS has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”). The Comerica Agreement provides for up to $10.0 million of eligible accounts receivable financing through April 2009. As of December 31, 2008, PFS had $3.8 million of available credit under this facility. This agreement accrues interest at prime rate plus 1% (4.25% and 8.25% as of December 31, 2008 and 2007, respectively). The Comerica Agreement contains cross default provisions, various restrictions upon PFS’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the subordinated note receivable from Supplies Distributors to a maximum of $6.5 million. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb, Inc.
     On March 31, 2009, PFS entered into an amended agreement with Comerica, which extends the termination date through March 2010, modifies certain financial covenants, increases the interest rate and provides the approval for PFS to advance incremental amounts subject to certain cash inflows to PFS, as defined, to certain of its subsidiaries and/or affiliates, including eCOST, with certain restrictions, if needed.
Credit Facility — eCOST
     eCOST has an asset-based line of credit facility that provides for borrowings of up to $7.5 million from Wachovia, through May 2009, which is collateralized by substantially all of eCOST’s assets. Borrowings under the facility are limited to a percentage of eligible accounts receivable and inventory. Outstanding amounts under the facility bear interest at rates ranging from prime rate to the prime rate plus 0.5% (3.25% and 7.75% as of December 31, 2008 and 2007, respectively) depending on eCOST’s financial results. As of December 31, 2008, eCOST had $1.1 million of letters of credit outstanding and $2.0 million of available credit under this facility. In connection with the line of credit, eCOST entered into a cash management arrangement whereby eCOST’s operating amounts are swept and used to repay outstanding amounts under the line of credit. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, and requires a minimum tangible net worth of $0, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.
      On January 6, 2009, eCOST entered into an amended loan and security agreement with Wachovia, which extends the termination date through May 2011, and amends the interest rate to prime rate plus 0.75% to 1.25% or Eurodollar rate plus 3.0% to 4.0%.
Factoring Agreement
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million Euros (approximately $10.4 million at December 31, 2008) of eligible accounts receivables through March 2010. As of December 31, 2008, Supplies Distributors’ European subsidiary had approximately 0.7 million Euros ($1.0 million) of available credit under this agreement. Borrowings accrue interest at Euribor plus 0.9% (3.5% and 4.9% at December 31, 2008 and 2007, respectively). This agreement contains various restrictions upon the ability of Supplies Distributors’ European subsidiary to, among other things, merge, consolidate and incur indebtedness, as well as financial covenants, such as minimum net worth. This agreement is secured by a guarantee of Supplies Distributors, up to a maximum of 200,000 Euros.
Taxable Revenue Bonds
     PFS has a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of $5 million MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned the proceeds of the

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Bonds to PFS for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in the Company’s Southaven, Mississippi distribution facility. The Bonds bear interest at a variable rate (2.9% as of December 31, 2008), as determined by Comerica Securities, as Remarketing Agent. PFS, at its option, may convert the Bonds to a fixed rate, to be determined by the Remarketing Agent at the time of conversion.
     The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) in the initial face amount of $5.1 million issued by Comerica pursuant to a Reimbursement Agreement between PFS and Comerica under which PFS is obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has a maturity date of April 2010 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof. If the Letter of Credit is renewed or replaced, the Bonds require future principal repayments of $800,000 in January of each year through 2012. PFS’ obligations under the Reimbursement Agreement are secured by substantially all of the assets of PFS, including restricted cash of $1.5 million and a Company parent guarantee.
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
Master Lease Agreements
     The Company has a Term Lease Master Agreement with IBM Credit (“Master Lease Agreement”) that provides for leasing or financing transactions of equipment and other assets, which generally have terms of three years. The amounts outstanding under this Master Lease Agreement were $1.7 million and $1.2 million as of December 31, 2008 and 2007, respectively, which are secured by the related equipment (see Note 2).
     The Company has two other master agreements with financing companies that provide for leasing or financing transactions of certain equipment. The amounts outstanding under these agreements as of December 31, 2008 and 2007 were $1.5 million and $2.0 million, respectively, and are secured by the related equipment.
     The Company has other leasing and financing agreements and will continue to enter into those arrangements as needed to finance the purchasing or leasing of certain equipment or other assets. Borrowings under these agreements are generally secured by the related equipment.
Debt and Capital Lease Maturities
The Company’s aggregate maturities of debt subsequent to December 31, 2008 are as follows (in thousands):

Fiscal year ended December 31,
2009	$20,486
2010	2,806
2011	339
2012	198
2013	156
Thereafter	—

Total	$23,985

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     The following is a schedule of the Company’s future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 2008 (in thousands):

Fiscal year ended December 31,
2009	$1,969
2010	1,062
2011	414
2012	82
Thereafter	—

Total minimum lease payments	$3,527
Less amount representing interest at rates ranging from 4.5% to 16.5%	(310)

Present value of net minimum lease payments	3,217
Less: Current portion	(1,765)

Long-term capital lease obligations	$1,452

5. Stock and Stock Options
     On June 2, 2008, the Company effected a 1-for-4.7 reverse split (“Reverse Split”) of the Company’s common stock. Pursuant to the Reverse Split, the common stock was combined and reclassified based on a ratio of 4.7 shares of issued and outstanding common stock being combined and reclassified into one share of common stock. No fractional shares were issued in connection with the Reverse Split. Shareholders who were entitled to fractional shares received cash in lieu of fractional shares. All share, per share, warrant and option amounts have been restated to reflect the Reverse Split on a retro-active basis.
Preferred Stock Purchase Rights
     On June 8, 2000, the Company’s Board of Directors declared a dividend distribution of one preferred stock purchase right (a “Right”) for each share of the Company’s common stock outstanding on July 6, 2000 and each share of common stock issued thereafter. Each Right entitles the registered shareholders to purchase from the Company one one-thousandth of a share of preferred stock at an exercise price of $314.90, subject to adjustment. The Rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 20 percent or more of the Company’s outstanding shares of common stock. The Rights expire on July 6, 2010, unless redeemed or exchanged by the Company earlier.
Employee Stock Purchase Plan
     The Company offers the PFSweb Employee Stock Purchase Plan (the “Stock Purchase Plan”) that is qualified under Section 423 of the Internal Revenue Code of 1986, to provide employees of the Company an opportunity to acquire a proprietary interest in the Company. The Stock Purchase Plan permits each U.S. employee who has completed 90 days of service to elect to participate in the plan. Eligible employees may elect to contribute with after-tax dollars up to a maximum annual contribution of $25,000. The Stock Purchase Plan provides for acquisition of the Company’s common stock at a 5% discount to the market value on the date of purchase. The Company has reserved 0.9 million shares of its common stock under the Stock Purchase Plan. During the years ended December 31, 2008, 2007 and 2006, the Company issued 7,522, 3,852 and 11,581 shares under the Stock Purchase Plan, respectively. As of December 31, 2008, there were 450,641 shares available for further issuance under the Stock Purchase Plan.
Private Placement Transactions
     In 2003, the Company entered into a Securities Purchase Agreement with certain institutional investors in a private placement transaction pursuant to which the Company issued and sold its common stock, par value $.001 per share (the “Common Stock”). In addition to the Common Stock, the investors received four-year warrants to purchase an aggregate 84,145 shares of Common Stock at an exercise price of $15.51 per share. As a result of the merger with eCOST and the private placement transaction in June 2006, the warrants were adjusted such that there were 120,208 warrants outstanding with an exercise price of $10.86 per share as of December 31, 2007. These

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
warrants expired unexercised in January 2008.
     In June 2006, the Company entered into a Purchase Agreement and Registration Rights Agreement with certain institutional investors in a private placement transaction pursuant to which the Company issued and sold an aggregate of 1,063,830 shares of its common stock, par value $.001 per share, at $4.70 per share, resulting in gross proceeds of $5.0 million. After deducting expenses, the net proceeds were approximately $4.8 million. The Company has advanced $4.7 million of these proceeds to eCOST as of December 31, 2008.
Stock Options and Stock Option Plans
     On January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, (“FAS 123R”). The Company adopted FAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized during the years ended December 31, 2008, 2007 and 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123R. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award.
     Stock-based compensation charged against income was $0.5 million, $0.8 million and $0.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, there was $0.5 million of total unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 1.9 years.
     As of December 31, 2008, the Company had the following share-based compensation plans:
PFSweb Plan Options
     The Company has an Employee Stock and Incentive Plan and an Outside Director Stock Option and Retainer Plan under which an aggregate of 1,808,510 shares of common stock were originally authorized for issuance (the “Stock Options Plans”) and an outstanding stock option agreement under which 7,446 shares were originally authorized for issuance. The Stock Option Plans provide for the granting of incentive awards in the form of stock options to directors, executive management, key employees, and outside consultants of the Company. The rights to purchase shares under the employee stock option agreements typically vest over a three-year period, one-twelfth each quarter. Stock options must be exercised within 10 years from the date of grant. Stock options are generally issued such that the exercise price is equal to the market value of the Company’s common stock at the date of grant.
     As of December 31, 2008, there were 366,816 shares available for future grants under the Stock Option Plans.
     The following table summarizes stock option activity under the Stock Option Plans:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
			Exercise	Contractual	Intrinsic
	Shares	Price Per Share	Price	Life	Value
Outstanding, December 31, 2007	1,208,659	$1.83—$75.20	$5.88
Granted	182,554	$4.04—$5.55	$4.35
Exercised	(18,173)	$1.83—$3.43	$1.84
Canceled	(20,633)	$1.83—$12.08	$6.33

Outstanding, December 31, 2008	1,352,407	$1.83—$75.20	$5.71

Exercisable, December 31, 2008	1,148,770	$1.83—$75.20	$5.94	4.4	$—

Exercisable and expected to vest, December 31, 2008	1,312,313	$1.83—$75.20	$5.74	4.4	$—

     The weighted average fair value per share of options granted during the years ended December 31, 2008, 2007 and 2006 was $3.14, $3.34 and $5.31, respectively. The total intrinsic value of options exercised under the Stock Option Plans was $0.04 million and $0.02 million during the years ended December 31, 2008 and 2006, respectively.

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
     The following table summarizes stock option activity under the Non-plan Options:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
			Exercise	Contractual	Intrinsic
	Shares	Price Per Share	Price	Life	Value
Outstanding, December 31, 2007	91,323	$4.28—$49.73	$4.42
Granted	—	$—	$—
Exercised	—	$—	$—
Canceled	(301)	$49.73	$49.73

Outstanding, December 31, 2008	91,022	$4.28	$4.28	2.9	$—

Exercisable, December 31, 2008	91,022	$4.28	$4.28	2.9	$—

Fair Value
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants of options under the Stock Option Plans:

	Year Ended	Year Ended	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
Expected dividend yield	—	—	—
Expected stock price volatility	81% - 85%	87% - 90%	91% - 103%
Weighted average stock price volatility	84%	88%	102%
Risk-free interest rate	3.1% - 3.8%	4.4% - 5.0%	4.5% - 5.2%
Expected life of options (years)	6	6	0.5-6
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

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
6. Master Distributor Agreements
     Supplies Distributors, PFSweb and IPS have entered into master distributor agreements under which Supplies Distributors acts as a master distributor of various products, primarily IPS product, and PFSweb provides transaction management and fulfillment services to Supplies Distributors. Under the master distributor agreements, IPS sells product to Supplies Distributors and reimburses Supplies Distributors for certain freight costs, direct costs incurred in passing on any price decreases offered by IPS to Supplies Distributors or its customers to cover price protection and certain special bids, the cost of products provided to replace defective product returned by customers and other certain expenses as defined. Supplies Distributors can return to IPS product rendered obsolete by IPS engineering changes after customer demand ends. IPS determines when a product is obsolete. IPS and Supplies Distributors also have agreements under which IPS reimburses or collects from Supplies Distributors amounts calculated in certain inventory cost adjustments.
     Supplies Distributors passes through to customers marketing programs specified by IPS and administers, along with a party performing product demand generation for the IPS products, such programs according to IPS guidelines.
7. Supplies Distributors
     Pursuant to a credit agreement, Supplies Distributors is restricted from making any distributions to PFSweb if, after giving affect thereto, Supplies Distributors’ would be in noncompliance with its financial covenants. Supplies Distributors has received lender approval to pay approximately $2.4 million of dividends in 2009 but, under the terms of its amended credit agreements, is restricted from paying further annual cash dividends without the prior approval of its lenders (see Notes 3 and 4). Supplies Distributors paid dividends to PFSweb of $3.0 million, $2.4 million and $3.9 million in the years ended December 31, 2008, 2007 and 2006, respectively.
8. Income Taxes
     A reconciliation of the difference between the expected income tax expense at the U.S. federal statutory corporate tax rate of 34%, and the Company’s effective tax rate is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Income tax benefit computed at statutory rate	$(5,049)	$(199)	$(4,548)
Impact of foreign taxation	(9)	(3)	(17)
Foreign dividends received	686	494	850
Items not deductible for tax purposes	4,382	230	1,704
Change in valuation reserve	(807)	898	3,285
Other	1,602	(621)	(120)

Provision for income taxes	$805	$799	$1,154

     The consolidated income (loss) before income taxes, by domestic and foreign entities, is as follows (in thousands):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Domestic	$(18,178)	$(3,389)	$(15,035)
Foreign	3,328	2,804	1,659

Total	$(14,850)	$(585)	$(13,376)

     Current and deferred income tax expense (benefit) is summarized as follows (in thousands):

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Current
Domestic	$70	$57	$105
State	195	(70)	419
Foreign	833	728	778

Total current	1,098	715	1,302
Deferred
Domestic	—	—	—
State	—	21	(59)
Foreign	(293)	63	(89)

Total deferred	(293)	84	(148)

Total	$805	$799	$1,154

     The components of the deferred tax asset (liability) are as follows (in thousands):

	December 31,	December 31,
	2008	2007
Deferred tax assets:
Allowance for doubtful accounts	$390	$551
Inventory reserve	762	747
Property and equipment	1,067	1,773
Net operating loss carryforwards	19,034	21,220
Other	1,458	1,123

	22,711	25,414
Less — Valuation allowance	22,041	22,848

Total deferred tax asset	670	2,566
Deferred tax liabilities:
Intangible assets	(179)	(1,980)
Other	(138)	(289)

Total deferred tax liabilities	(317)	(2,269)

Deferred tax assets, net	$353	$297

     Management believes that PFSweb has not established a sufficient history of earnings, on a stand-alone basis, to support the more likely than not realization of certain deferred tax assets in excess of existing taxable temporary differences. A valuation allowance has been provided for the majority of these net deferred income tax assets as of December 31, 2008 and 2007. At December 31, 2008, net operating loss carryforwards relate to taxable losses of PFSweb’s European subsidiary totaling approximately $8.2 million, PFSweb’s Canadian subsidiary totaling approximately $4.8 million and PFSweb’s U.S. subsidiaries totaling approximately $42.6 million that expire at various dates from 2009 through 2028. The U.S. NOL carryforward includes $4.6 million relating to tax benefits of stock option exercises and, if utilized, will be recorded against additional paid-in-capital upon utilization rather than as an adjustment to income tax expense from continuing operations. The U.S. NOL also includes approximately $21.0 million of NOL acquired through the acquisition of eCOST in February 2006, which is subject to annual limits under IRS Section 382.
9. Commitments and Contingencies
     The Company leases facilities, warehouse, office, transportation and other equipment under operating leases expiring in various years through December 31, 2014. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced by other leases. The Company’s facility leases generally contain one or more renewal options. Minimum future annual rental payments under non-cancelable operating leases having original terms in excess of one year are as follows (in thousands):

Operating
Lease
Payments
Fiscal year ended December 31,
2009	$8,343
2010	7,093
2011	3,581
2012	1,709
2013	1,061
Thereafter	177

Total	$21,964

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Total rental expense under operating leases approximated $10.8 million, $10.3 million and $8.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Certain landlord required deposits are secured by letters of credit.
     The Company receives municipal tax abatements in certain locations. During 2004 the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements. In December 2006 the Company received notice that the municipal authority planned to make an adjustment to the Company’s tax abatement. The Company has disputed the adjustment, but if the dispute is not resolved favorably, additional property taxes of approximately $1.7 million could be assessed against the Company.
     On July 25, 2007 a purported class action lawsuit entitled Darral Frank and Joseph F. Keeley, Jr. v. PC Mall, Inc. dba eCOST.com and eCOST.com, Inc. was filed in the Superior Court of California, Los Angeles County. The purported class consists of all of current and former sales representatives who worked for the defendants in California from July 24, 2003 through July 24, 2007. The lawsuit alleges that the defendants failed to pay overtime compensation and interest thereon, failed to timely pay compensation to terminated employees and failed to provide meal and rest periods, all in violation of the California Labor Code and Business and Professions Code. In December 2008, the matter was settled for $0.1 million.
     The Company is subject to claims in the ordinary course of business, including claims of alleged infringement by the Company or its subsidiaries of the patents, trademarks and other intellectual property rights of third parties. If the party asserting such claims commences litigation, the Company could be required to defend itself or its customers. The Company is not aware of any such litigation.
10. Segment and Geographic Information
     The Company is organized into three operating segments: PFSweb is an international provider of integrated eCommerce and business process outsourcing solutions and operates as a service fee business; Supplies Distributors is a master distributor of primarily IPS products; and eCOST is a multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Revenues (in thousands):
PFSweb	$129,910	$115,878	$98,946
Supplies Distributors	230,710	235,357	244,979
eCOST	99,822	104,143	88,332
Eliminations	(8,599)	(8,576)	(9,004)

	$451,843	$446,802	$423,253

Income (loss) from operations (in thousands):
PFSweb	$(69)	$(1,421)	$(2,730)
Supplies Distributors	5,866	6,577	7,614
eCOST	(19,087)	(3,399)	(16,148)
Eliminations	—	—	—

	$(13,290)	$1,757	$(11,264)

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Depreciation and amortization (in thousands):
PFSweb	$5,607	$7,149	$6,420
Supplies Distributors	20	19	11
eCOST	995	1,012	1,045
Eliminations	—	—	—

	$6,622	$8,180	$7,476

Capital expenditures (in thousands):
PFSweb	$5,367	$3,529	$3,900
Supplies Distributors	87	—	49
eCOST	300	333	29
Eliminations	—	—	—

	$5,754	$3,862	$3,978

	December 31,	December 31,
	2008	2007
Assets (in thousands):
PFSweb	$108,436	$102,950
Supplies Distributors	82,280	79,446
eCOST	13,489	33,615
Eliminations	(59,684)	(57,838)

	$144,521	$158,173

     Geographic areas in which the Company operates include the United States, Europe (primarily Belgium), and Canada. The following is geographic information by area. Revenues are attributed based on the Company’s domicile.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Revenues (in thousands):
United States	$351,890	$351,317	$334,118
Europe	97,739	91,927	88,656
Canada	5,829	6,054	6,937
Inter-segment eliminations	(3,615)	(2,496)	(6,458)

	$451,843	$446,802	$423,253

	December 31,	December 31,
	2008	2007
Long-lived assets (in thousands):
United States	$16,805	$32,800
Europe	892	1,160
Canada	160	55

	$17,857	$34,015

11. Employee Savings Plan
     The Company has a defined contribution employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all full-time and part-time U.S. employees are eligible to participate in the plan. The Company, at its discretion, may match employee contributions to the plan and also make an additional matching contribution in the form of profit sharing in recognition of the Company’s performance. The Company contributed approximately $0.2 million during the year ended December 31, 2008 and $0.1 million during the years ended December 31, 2007 and 2006 to match 20% of employee contributions.

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
12. Quarterly Results of Operations (Unaudited)
     Unaudited quarterly results of operations for years ended December 31, 2008 and 2007 were as follows (amounts in thousands, except per share data):

	Year Ended December 31, 2008
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Total revenues	$118,469	$110,684	$109,909	$112,781
Total cost of revenues	105,189	97,855	96,568	99,392
Gross profit	13,280	12,829	13,341	13,389
Goodwill and intangible asset impairment	—	—	—	16,250
Operating expenses	12,296	12,050	12,656	12,877
Income (loss) from operations	984	779	685	(15,738)
Net income (loss)	414	62	43	(16,174)
Basic and diluted net income (loss) per share	0.04	0.01	0.00	(1.63)

	Year Ended December 31, 2007
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Total revenues	$104,407	$108,400	$111,995	$122,000
Total cost of revenues	94,423	96,509	100,120	108,980
Gross profit	9,984	11,891	11,875	13,020
Operating expenses	11,555	10,819	10,882	11,757
Income (loss) from operations	(1,571)	1,072	993	1,263
Net income (loss)	(2,361)	154	162	661
Basic and diluted net income (loss) per share	(0.24)	0.02	0.02	0.06
     The seasonality of the Company’s business is dependent upon the seasonality of its clients’ business and their sale of products. Management believes that with the Company’s current client mix and their clients’ business volumes, the Company’s service fee revenue business activity is generally expected to be at its lowest in the quarter ended March 31 subject to transactional volumes of our clients. Supplies Distributors’ product revenue business activity is expected to be at its highest in the quarter ended December 31. eCOST’s business is moderately seasonal, reflecting the general pattern of peak sales for the retail industry during the holiday shopping season. Typically, a larger portion of eCOST’s revenues occur during the fourth quarter.

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
Changes in Internal Control Over Financial Reporting
     There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. This evaluation was based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Based on our evaluation under the framework in Internal Control—Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was effective as of December 31, 2008.
     This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9b. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     Reference is made to the information to be set forth in the section entitled “Board of Directors” and “Committees of the Board” in the definitive proxy statement in connection with our Annual Meeting of Shareholders (the “Proxy Statement”), which section is incorporated herein by reference. Our Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the last day of our fiscal year ended December 31, 2008.
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
Financial Statement Schedules
Schedule I — Condensed Financial Information of Registrant

Schedule II — Valuation and Qualifying Accounts
All other schedules are omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.
2. Exhibits

Exhibit
Number	Description of Exhibits
3.1 (1)	Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.1.1 (20)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.1.2 (32)	Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.2 (1)	Amended and Restated Bylaws

3.2.1 (27)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.

4.1 (31)	Rights Agreement, dated as of June 8, 2000, between the Company and ChaseMellon Shareholder Services, LLC

4.1 (32)	Amendment No. 1 to Rights Agreement, dated as of May 30, 2008 between the Company and Mellon Investor Services LLC, as successor to ChaseMellon Shareholder Services, L.L.C., as rights agent.

10.1 (17)	PFSweb, Inc. 2005 Employee Stock and Incentive Plan.

10.1.1 (25)	PFSweb, Inc. 2007 Management Bonus Plan.

10.2 (17)	PFSweb, Inc. 2005 Employee Stock Purchase Plan.

10.3 (18)	Amendment 3 to Loan and Security Agreement.

10.4 (18)	Amendment 6 to Agreement for Inventory Financing.

10.5 (18)	Amendment 1 to First Amended and Restated Loan and Security Agreement.

10.6 (16)	Amendment 5 to Amended and Restated Platinum Plan Agreement.

10.7 (16)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

10.8 (16)	Amendment No. 5 to Agreement for Inventory Financing.

10.9 (1)	Industrial Lease Agreement between Shelby Drive Corporation and Priority Fulfillment Services, Inc.

10.10 (1)	Lease Contract between Transports Weerts and Priority Fulfillment Services Europe B.V.

10.11 (2)	Form of Change of Control Agreement between the Company and each of its executive officers

10.12 (4)	Ninth Amendment to Lease Agreement by and between AGBRI ATRIUM. L.P., and Priority Fulfillment Services, Inc.

10.13 (5)	Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., Inventory Financing Partners, LLC and IBM Credit Corporation

10.14 (5)	Amended and Restated Collateralized Guaranty by and between Priority Fulfillment Services, Inc. and IBM Credit Corporation

10.15 (5)	Amended and Restated Guaranty to IBM Credit Corporation by PFSweb, Inc.

10.16 (5)	Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation

10.17 (5)	Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors Europe B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

10.18 (5)	Amended and Restated Collateralized Guaranty between Priority Fulfillment Services, Inc. and IBM Belgium Financial Services S.A.

10.19 (5)	Amended and Restated Guaranty to IBM Belgium Financial Services S.A. by PFSweb, Inc.

Exhibit
Number	Description of Exhibits
10.20 (5)	Subordinated Demand Note by and between Supplies Distributors, Inc. and Priority Fulfillment Services, Inc.

10.21 (5)	Notes Payable Subordination Agreement between Congress Financial Corporation (Southwest) and Priority Fulfillment Services, Inc.

10.22 (5)	Guarantee in favor of Congress Financial Corporation (Southwest) by Business Supplies Distributors Holdings, LLC, Priority Fulfillment Services, Inc. and PFSweb, Inc.

10.23 (5)	General Security Agreement by Priority Fulfillment Services, Inc. in favor of Congress Financial Corporation (Southwest).

10.24 (5)	Inducement Letter by Priority Fulfillment Services, Inc. and PFSweb, Inc. in favor of Congress Financial Corporation (Southwest).

10.25 (6)	Form of Executive Severance Agreement between the Company and each of its executive officers.

10.25.1 (34)	Form of Amendment to Executive Severence Agreement.

10.25.2 (34)	Form of Amendment to Change in Control Severance Agreement.

10.26 (7)	Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., Inventory Financing Partners, LLC and IBM Credit Corporation

10.27 (7)	Amendment to Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors Europe B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

10.28 (7)	Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation

10.29 (7)	Amendment to Factoring agreement dated March 29, 2002 between Supplies Distributors S.A. and Fortis Commercial Finance N.V.

10.30 (8)	Loan and Security Agreement by and between Comerica Bank — California (“Bank”) and Priority Fulfillment Services, Inc. (“Priority”) and Priority Fulfillment Services of Canada, Inc. (“Priority Canada”)

10.31 (8)	Unconditional Guaranty of PFSweb, Inc. to Comerica Bank — California

10.32 (8)	Security Agreement of PFSweb, Inc. to Comerica Bank — California

10.33 (8)	Intellectual Property Security Agreement between Priority Fulfillment Services, Inc. and Comerica Bank — California

10.34 (8)	Amendment 2 to Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

10.35 (8)	Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., and IBM Credit LLC

10.36 (9)	Amendment to factoring agreement dated April 30, 2003 between Supplies Distributors S.A. and Fortis Commercial Finance N.V.

10.37 (9)	Loan and Security Agreement by and between Congress Financial Corporation (Southwest), as Lender and Supplies Distributors, Inc., as Borrower dated March 29, 2002.

10.38 (9)	General Security Agreement — Business Supplies Distributors Holdings, LLC in favor of Congress Financial Corporation (Southwest)

10.39 (9)	Stock Pledge Agreement between Supplies Distributors, Inc. and Congress Financial Corporation (Southwest)

10.40 (9)	First Amendment to General Security Agreement by Priority Fulfillment Services, Inc. in favor of Congress Financial Corporation (Southwest)

10.41 (10)	First Amendment to Loan and Security Agreement made as of September 11, 2003 by and between Priority Fulfillment Services, Inc., Priority Fulfillment Services of Canada, Inc. and Comerica Bank.

Exhibit
Number	Description of Exhibits
10.44 (12)	Industrial Lease Agreement between New York Life Insurance Company and Daisytek, Inc.

10.45 (12)	First Amendment to Industrial Lease Agreement between New York Life Insurance Company, Daisytek, Inc. and Priority Fulfillment Services, Inc.

10.46 (12)	Second Amendment to Industrial Lease Agreement between ProLogis North Carolina Limited Partnership and Priority Fulfillment Services, Inc.

10.47 (12)	Modification, Ratification and Extension of Lease between Shelby Drive Corporation and Priority Fulfillment Services, Inc.

10.48 (13)	Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., and IBM Credit LLC

10.49 (13)	Amendment 4 to Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

10.50 (13)	Third Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.

10.51 (13)	First Amendment to Loan and Security Agreement by and between Congress Financial Corporation (Southwest), as Lender and Supplies Distributors, Inc., as Borrower.

10.52 (13)	Form of Modification to Executive Severance Agreement.

10.53 (14)	Industrial Lease Agreement by and between Industrial Developments International, Inc. and Priority Fulfillment Services, Inc.

10.54 (14)	Guaranty by PFSweb, Inc. in favor of Industrial Developments International, Inc.

10.55 (14)	Lease between Fleet National Bank and Priority Fulfillment Services, Inc.

10.56 (14)	Guaranty by PFSweb, Inc. in favor of Fleet National Bank

10.57 (14)	Amendment No. 3 to Lease dated as of March 3, 1999 between Fleet National Bank and Priority Fulfillment Services, Inc.

10.58 (15)	Loan Agreement between Mississippi Business Finance Corporation and Priority Fulfillment Services, Inc. dated as of November 1, 2004

10.60 (15)	Reimbursement Agreement between Priority Fulfillment Services, Inc. and Comerica Bank

10.61 (15)	First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

10.62 (15)	Remarketing Agreement between Priority Fulfillment Services, Inc. and Comerica Securities

10.63 (20)	Amendment to factoring agreement dated December 12, 2005 between Supplies Distributors S.A. and Fortis Commercial Finance N.V.

10.64 (21)	Fourth Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.

10.65 (21)	Amendment 7 to Agreement for Inventory Financing.

10.66 (21)	Amendment 6 to Amended and Restated Platinum Plan Agreement.

10.67 (21)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

10.68 (21)	Second Amendment to Loan and Security Agreement by and between eCOST.com, Inc. and Wachovia Capital Finance Corporation (Western).

10.69 (21)	Amendment 4 to Loan and Security Agreement.

10.70 (21)	Guaranty by PFSweb, Inc., in favor of Wachovia Capital Finance Corporation (Western).

10.71 (21)	Second Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

Exhibit
Number	Description of Exhibits
10.72 (23)	Tenth Amendment to Lease Agreement by and between Plano Atrium, LLC and Priority Fulfillment Services, Inc.

10.73 (24)	Third Amendment to the Loan and Security Agreement by and between eCOST.com, Inc. and Wachovia Capital Finance Corporation (Western).

10.74 (25)	Fifth Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.

10.75 (25)	Amendment 8 to Agreement for Inventory Financing.

10.76 (25)	Fourth Amendment to the Loan and Security Agreement by and between eCOST.com, Inc. and Wachovia Capital Finance Corporation (Western).

10.77 (25)	Amendment 5 to Loan and Security Agreement.

10.78 (25)	Amendment 7 to Amended and Restated Platinum Plan Agreement.

10.79 (25)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

10.80 (26)	Fifth Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

10.81 (28)	Second Amendment to Industrial Lease Agreement by and between Industrial Property Fund VI, LLC and Priority Fulfillment Services, Inc.

10.82 (29)	Letter from KPMG LLP to the Securities and Exchange Commission.

10.83 (30)	Sixth Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.

10.84 (30)	Amendment 9 to Agreement for Inventory Financing.

10.85 (30)	Amendment 8 to Amended and Restated Platinum Plan Agreement.

10.86 (30)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

10.87 (30)	Sixth Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

10.88 (30)	2008 Management Bonus Plan.

10.89 (35)	Sixth Amendment to Loan and Security Agreement dated January 6, 2009 between Wachovia Bank and Supplies Distributors, Inc.

10.90 (35)	Fifth Amendment to Loan and Security Agreement dated January 6, 2009 between Wachovia Bank and eCOST.com Inc.

21 (36)	Subsidiary Listing

23.1 (36)	Consent of GRANT THORNTON, LLP, Independent Registered Public Accounting Firm

23.2 (36)	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1 (36)	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2 (36)	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1 (36)	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended March 31, 2001

(3)	Incorporated by reference from PFSweb, Inc. Form 10-Q/A for the quarterly period ended September 30, 2001

(4)	Incorporated by reference from PFSweb, Inc. Form 10-K for the transition period ended December 31, 2001

(5)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2002

(6)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2002

(7)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2002

(8)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2003

(9)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2003

(10)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2003

(11)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 10, 2003

(12)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2003

(13)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2004

(14)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2004

(15)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2004.

(16)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2005.

(17)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 14, 2005.

(18)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2005.

(19)	Incorporated by reference from PFSweb, Inc. Current Report on Form 8-K filed on November 30, 2005.

(20)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2005.

(21)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2006.

(22)	Incorporated by reference from PFSweb, Inc. Current Report on Form 8-K filed on June 2, 2006.

(23)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2006.

(24)	Incorporated by reference from PFSweb, Inc. Current Report on Form 8-K filed on November 20, 2006.

(25)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2006.

(26)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2007.

(27)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 13, 2007.

(28)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2007.

(29)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 2, 2008.

(30)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2008.

(31)	Incorporated by reference from PFSweb, Inc. Report on Form 8-A12G/A filed on May 30, 2008.

(32)	Incorporated by reference from PFSweb, Inc. Report on Form 8K filed on May 30, 2008.

(33)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 2, 2008.

(34)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on January 6, 2009.

(35)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on January 9, 2009.

(36)	Filed herewith.

SCHEDULE I
PFSWEB, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS — PARENT COMPANY ONLY
(In thousands)

	December 31,	December 31,
	2008	2007
ASSETS:
Cash and cash equivalents	$926	$175
Receivable from Priority Fulfillment Services, Inc.	5,624	5,602
Receivable from eCOST.com, Inc.	4,700	4,700
Investment in subsidiaries	22,609	38,365

Total assets	$33,859	$48,842

LIABILITIES:
Payable to PFSweb BV SPRL	$774	$—

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	10	10
Additional paid-in capital	92,728	92,121
Accumulated deficit	(61,393)	(45,738)
Accumulated other comprehensive income	1,825	2,534
Treasury stock	(85)	(85)

Total shareholders’ equity	33,085	48,842

Total liabilities and shareholders’ equity	$33,859	$48,842

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

SCHEDULE I
PFSWEB, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS — PARENT COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31
(In thousands)

	2008	2007	2006
EQUITY IN NET LOSS OF CONSOLIDATED SUBSIDIARIES	$(15,655)	$(1,384)	$(14,530)

NET LOSS	$(15,655)	$(1,384)	$(14,530)

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

SCHEDULE I
PFSWEB, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31
(In thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,655)	$(1,384)	$(14,530)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in net loss of consolidated subsidiaries	15,655	1,384	14,530

Net cash provided by operating activities	—	—	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for purchase of eCOST.com, Inc., net of cash acquired	—	—	(1,299)

Net cash used in investing activities	—	—	(1,299)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	59	18	4,912
Increase in receivable from eCOST.com, Inc.	—	—	(4,700)
Increase in payable due to PFSweb BV SPRL	714	—	—
Decrease (increase) in receivable from Priority Fulfillment Services, Inc., net	(22)	(124)	1,368

Net cash provided by (used in) financing activities	751	(106)	1,580

NET INCREASE (DECREASE) IN CASH	751	(106)	281

CASH AND CASH EQUIVALENTS, beginning of period	175	281	—

CASH AND CASH EQUIVALENTS, end of period	$926	$175	$281

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

SCHEDULE II
PFSWEB, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31
(Amounts in thousands)

		Additions
		Charges		Balance		Balance
	Balance at	to Cost	Charges	Acquired		at End
	Beginning	and	to Other	via		of
	of Period	Expenses	Accounts	Acquisition	Deductions	Period
Year Ended December 31, 2006:
Allowance for doubtful accounts	$484	960	—	1,072	(164)	$2,352
Allowance for slow moving inventory	$1,539	1,495	—	—	(47)	$2,987
Income tax valuation allowance	$12,422	3,285	—	6,243	—	$21,950
Year Ended December 31, 2007:
Allowance for doubtful accounts	$2,352	254	—	—	(1,123)	$1,483
Allowance for slow moving inventory	$2,987	(440)	—	—	(467)	$2,080
Income tax valuation allowance	$21,950	898	—	—	—	$22,848
Year Ended December 31, 2008:
Allowance for doubtful accounts	$1,483	174	—	—	(677)	$980
Allowance for slow moving inventory	$2,080	1,482	—	—	(1,438)	$2,124
Income tax valuation allowance	$22,848	—	—	—	(807)	$22,041

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ THOMAS J. MADDEN Thomas J. Madden,
Executive Vice President and Chief Financial and Accounting Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MARK C. LAYTON Mark C. Layton	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2009

/s/ THOMAS J. MADDEN Thomas J. Madden	Executive Vice President and Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	March 31, 2009

/s/ DR. NEIL JACOBS Dr. Neil Jacobs	Director	March 31, 2009

/s/ TIMOTHY M. MURRAY Timothy M. Murray	Director	March 31, 2009

/s/ JAMES F. REILLY James F. Reilly	Director	March 31, 2009

/s/ DAVID I. BEATSON David I. Beatson	Director	March 31, 2009