Form 10-Q
period 2009-03-31
PFSWEB INC
filed 2009-05-15
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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
Registrant’s telephone number, including area code: (972) 881-2900
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At May 15, 2009 there were 9,946,584 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES
Form 10-Q
March 31, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	March 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,458	$16,050
Restricted cash	2,168	2,008
Accounts receivable, net of allowance for doubtful accounts of $695 and $980 at March 31, 2009 and December 31, 2008, respectively	33,123	44,546
Inventories, net of reserves of $1,983 and $2,124 at March 31, 2009 and December 31, 2008, respectively	45,759	47,186
Other receivables	13,820	13,072
Prepaid expenses and other current assets	3,110	3,802

Total current assets	113,438	126,664

PROPERTY AND EQUIPMENT, net	11,356	12,106
IDENTIFIABLE INTANGIBLES	922	961
GOODWILL	3,602	3,602
OTHER ASSETS	1,037	1,188

Total assets	$130,355	$144,521

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$17,783	$22,251
Trade accounts payable	57,618	61,988
Accrued expenses	18,146	21,054

Total current liabilities	93,547	105,293

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	3,681	4,951
OTHER LIABILITIES	867	1,192

Total liabilities	98,095	111,436

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 75,000,000 shares authorized; 9,942,140 and 9,935,095 shares issued at March 31, 2009 and December 31, 2008, respectively; and 9,923,779 and 9,916,734 outstanding at March 31, 2009 and December 31, 2008, respectively	10	10
Additional paid-in capital	92,836	92,728
Accumulated deficit	(61,641)	(61,393)
Accumulated other comprehensive income	1,140	1,825
Treasury stock at cost, 18,361 shares	(85)	(85)

Total shareholders’ equity	32,260	33,085

Total liabilities and shareholders’ equity	$130,355	$144,521

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2009	2008
REVENUES:
Product revenue, net	$66,263	$90,291
Service fee revenue	17,119	20,812
Pass-through revenue	5,555	7,366

Total net revenues	88,937	118,469

COSTS OF REVENUES:
Cost of product revenue	60,832	83,979
Cost of service fee revenue	11,319	13,844
Pass-through cost of revenue	5,555	7,366

Total costs of revenues	77,706	105,189

Gross profit	11,231	13,280

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, including stock based compensation expense of $103 and $201 in the three months ended March 31, 2009 and 2008, respectively	10,667	12,094
AMORTIZATION OF IDENTIFIABLE INTANGIBLES	26	202

Total operating expenses	10,693	12,296

Income from operations	538	984

INTEREST EXPENSE, NET	357	330

Income before income taxes	181	654
INCOME TAX EXPENSE, NET	429	240

NET INCOME (LOSS)	$(248)	$414

NET INCOME (LOSS) PER SHARE:
Basic	$(0.02)	$0.04

Diluted	$(0.02)	$0.04

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	9,924	9,892

Diluted	9,924	10,042

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(248)	$414
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,028	1,581
Provision for doubtful accounts	(174)	—
Provision for excess and obsolete inventory	300	324
Deferred income taxes	—	(23)
Stock-based compensation	103	201
Changes in operating assets and liabilities:
Restricted cash	3	(441)
Accounts receivable	11,161	4,819
Inventories, net	438	(3,211)
Prepaid expenses, other receivables and other assets	(308)	(4,096)
Accounts payable, accrued expenses and other liabilities	(6,903)	11,815

Net cash provided by operating activities	6,400	11,383

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,215)	(664)

Net cash used in investing activities	(1,215)	(664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(390)	(518)
Increase in restricted cash	(163)	(1,704)
Proceeds from issuance of common stock	5	7
Proceeds from (payments on) debt, net	(5,253)	(9,409)

Net cash used in financing activities	(5,801)	(11,624)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	24	354

NET DECREASE IN CASH AND CASH EQUIVALENTS	(592)	(551)

CASH AND CASH EQUIVALENTS, beginning of period	16,050	14,272

CASH AND CASH EQUIVALENTS, end of period	$15,458	$13,721

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under capital leases	$66	$69

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
     Supplies Distributors has obtained certain financing that allows it to fund the working capital requirements for the sale of primarily IPS products. Pursuant to the transaction management services agreements between PFSweb and Supplies Distributors, PFSweb provides to Supplies Distributors transaction management and fulfillment services such as managed web hosting and maintenance, procurement support, web-enabled customer contact center services, customer relationship management, financial services including billing and collection services, information management, and international distribution services. Supplies Distributors does not have its own sales force and relies upon IPS’ sales force and product demand generation activities for its sale of IPS products. Supplies Distributors sells its products in the United States, Canada and Europe.
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
     The Company’s liquidity has been negatively impacted as a result of the merger with eCOST. Since the merger, eCOST has experienced a net use of cash primarily due to operating losses. As a result, the Company has had to support eCOST’s cash needs with the goal of reducing losses. The amount of additional cash needed to support eCOST operations will depend upon working capital requirements, bank

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
financing availability as well as eCOST’s continued ability to improve its financial results. Further advances to eCOST may be limited by the Company’s current cash and future cash flow and may be restricted by the Company’s credit facility obligations.
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
     Management currently believes eCOST will meet the Company’s expectations related to improved overall profitability. The Company has reported improvement in eCOST’s financial results beginning in 2007, excluding the impact of any non-cash impairment charges, and currently expects improvement as a result of efforts to increase sales, improve product mix and control operating costs, although there can be no assurance that these future improvements will be achieved. If eCOST does not meet expectations, the Company currently anticipates that it would be able to terminate or sublease eCOST’s facilities, liquidate remaining inventory through the eCOST website and reduce certain personnel related costs as needed so as to minimize any material impact upon the Company’s other segments.
Basis of Presentation
     The unaudited interim condensed consolidated financial statements as of March 31, 2009, and for the three months ended March 31, 2009 and 2008, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of March 31, 2009, its results of operations for the three months ended March 31, 2009 and 2008 and its cash flows for the three months ended March 31, 2009 and 2008. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.
     All share, per share and option amounts have been restated to reflect the 1-for-4.7 reserve stock split which occurred on June 2, 2008.
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
     Estimates and assumptions about future events and their effects cannot be determined with certainty. The Company bases its estimates on historical experience and on various other assumptions believed to be

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as the operating environment changes. These changes have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in the section entitled “Risk Factors.” Based on a critical assessment of accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that the Company’s consolidated financial statements are fairly stated in accordance with generally accepted accounting principles in the United States of America, and provide a fair presentation of the Company’s financial position and results of operations.
Investment in Affiliates
     Priority Fulfillment Services, Inc. (“PFS”), a wholly-owned subsidiary of PFSweb, has made advances to Supplies Distributors that are evidenced by a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Subordinated Note cannot be increased to more than $6.5 million or decreased to less than $5.0 million without prior approval of the Company’s lenders. As of March 31, 2009 and December 31, 2008, the outstanding balance of the Subordinated Note was $5.5 million. The Subordinated Note is eliminated in the Company’s consolidated financial statements.
     PFS has also made advances to eCOST, which aggregated $10.6 million as of March 31, 2009 and December 31, 2008. Certain of the Company’s debt facilities provide that the total advances to eCOST may not be less than $2.0 million without prior approval of eCOST’s lender. PFS has received the approval of its lender to advance incremental amounts subject to certain cash inflows to PFS, as defined, to certain of its subsidiaries and/or affiliates, including eCOST, if needed. PFSweb has also advanced to eCOST $4.7 million as of March 31, 2009 and December 31, 2008.
Concentration of Business and Credit Risk
     The Company’s service fee revenue is generated under contractual service fee relationships with multiple client relationships. No service fee clients or product revenue customers exceeded 10% of consolidated revenue during the three months ended March 31, 2009. A summary of the nonaffiliated customer and client concentrations is as follows:

	Three Months Ended
	March 31,	March 31,
	2009	2008
Product Revenue (as a percentage of Product Revenue):
Customer 1	13%	11%
Customer 2	9%	10%

Service Fee Revenue (as a percentage of Service Fee Revenue):
Client 1	22%	39%
Client 2	13%	10%

Accounts Receivable:
Client/Customer 1	10%	5%
     Client 1 did not renew its contract with PFS effective January 2009, though certain project work will continue to occur during the first half of 2009.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
     PFSweb has provided certain collateralized guarantees of its subsidiaries’ financings and credit arrangements. These subsidiaries’ ability to obtain financing on similar terms would be significantly impacted without these guarantees.
     The Company has multiple arrangements with IBM and IPS and is dependent upon the continuation of such arrangements. These arrangements, which are critical to the Company’s ongoing operations, include Supplies Distributors’ master distributor agreements, certain of Supplies Distributors’ working capital financing agreements, product sales to IBM and IPS business units and an IBM term master lease agreement. Substantially all of the Supplies Distributors’ revenue is generated by its sale of product purchased from IPS. Supplies Distributors also relies upon IPS’ sales force and product demand generation activities and the discontinuance of such services would have a material impact upon Supplies Distributors’ business.
     eCOST’s arrangements with its vendors are terminable by either party at will. Loss of any vendors could have a material adverse effect on eCOST’s financial position, results of operations and cash flows. Sales of HP and HP-related products represented 42% of eCOST’s net revenues (10% of the Company’s consolidated total net revenues) in the three months ended March 31, 2009 and 57% of eCOST’s net revenues (13% of the Company’s consolidated total net revenues) in the comparable 2008 period.
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
Property and Equipment
     The Company’s property held under capital leases amounted to approximately $3.0 million and $3.4 million, net of accumulated amortization of approximately $8.9 million and $8.4 million, at March 31, 2009 and December 31, 2008, respectively.
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

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Cash Paid for Interest and Taxes
     The Company made payments for interest of approximately $0.4 million during the three months ended March 31, 2009 and 2008. Income taxes of approximately $0.2 million and $43,000 were paid by the Company during the three months ended March 31, 2009 and 2008, respectively.
Impact of Recently Issued Accounting Standards
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and we adopted SFAS 157 for financial assets and liabilities on January 1, 2008, with no material impact to our consolidated financial statements. We adopted fair value measurement treatment for nonfinancial assets and liabilities on January 1, 2009, which did not have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued Statement No. 141R, Business Combinations, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. Statement No. 141R modified the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. Statement No. 160 establishes new accounting and reporting standards for noncontrolling interests in subsidiaries. We applied the provisions of the new standards in the first quarter of 2009. The adoption of the statement did not have a material impact on our consolidated financial statements.
     In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s entity-specific factors. FSP No 142-3 was effective beginning January 1, 2009 and will be applied prospectively to intangible assets acquired after the effective date. The adoption of this FSP did not have a material impact on our consolidated financial statements.
3. COMPREHENSIVE INCOME (LOSS) (in thousands)

	Three Months Ended
	March 31,
	2009	2008
Net income (loss)	$(248)	$414
Other comprehensive income (loss):
Foreign currency translation adjustment	(685)	677

Comprehensive income (loss)	$(933)	$1,091

4. NET INCOME (LOSS) PER COMMON SHARE
     Basic and diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the reporting period. For the three months

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
ended March 31, 2008, common stock equivalents of 0.1 million are included in the diluted weighted average number of shares outstanding. For the three months ended March 31, 2009 and 2008, outstanding options to purchase common shares of 1.4 million and 0.5 million, respectively, were anti-dilutive and have been excluded from the weighted diluted average share computation.
5. VENDOR FINANCING:
     Outstanding obligations under vendor financing arrangements consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Inventory and working capital financing agreements:
United States	$21,623	$23,885
Europe	16,199	16,422

Total	$37,822	$40,307

Inventory and Working Capital Financing Agreement, United States
     Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of IPS products in the United States, providing financing for eligible IPS inventory and certain receivables up to $30.5 million through its expiration in March 2010. As of March 31, 2009, Supplies Distributors had $4.8 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $5.0 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (3.75% as of March 31, 2009). The facility also includes a monthly service fee. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.
Inventory and Working Capital Financing Agreement, Europe
     Supplies Distributors’ European subsidiary has a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance its distribution of IPS products in Europe. The asset based credit facility with IBM Belgium provides up to 16.0 million euros (approximately $21.3 million) in financing for purchasing IPS inventory and for certain receivables through its expiration in March 2010. As of March 31, 2009, Supplies Distributors’ European subsidiaries had 1.6 million euros ($2.1 million) of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors and its European subsidiaries to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors’ European subsidiary, as well as collateralized guaranties of Supplies Distributors and PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $5.0 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at Euribor plus

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
1.94% or Euribor plus 4.25%, depending on the type of borrowing utilized, (Euribor was 1.5% as of March 31, 2009). Supplies Distributors’ European subsidiary pays a monthly service fee on the commitment. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.
6. DEBT AND CAPITAL LEASE OBLIGATIONS;
     Outstanding obligations under debt and capital lease obligations consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Loan and security agreements, United States
Supplies Distributors	$8,000	$9,649
PFS	3,500	6,000
Credit facility — eCOST	—	—
Factoring agreement, Europe	2,327	2,577
Taxable revenue bonds	2,400	3,200
Master lease agreements	4,165	4,657
Other	1,072	1,119

Total	21,464	27,202
Less current portion of long-term debt	17,783	22,251

Long-term debt, less current portion	$3,681	$4,951

Loan and Security Agreement — Supplies Distributors
     Supplies Distributors has a loan and security agreement with Wachovia Bank, N.A. (“Wachovia”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of March 31, 2009, Supplies Distributors had $0.7 million of available credit under this agreement. The Wachovia facility expires on the earlier of March 2011 or the date on which the parties to the IPS master distributor agreement no longer operate under the terms of such agreement and/or IPS no longer supplies products pursuant to such agreement. Borrowings under the Wachovia facility accrue interest at prime rate plus 0.25% to 0.75% or Eurodollar rate plus 2.5% to 3.0%, dependent on excess availability, as defined, (3.75% as of March 31, 2009). This agreement contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $5.0 million and may not maintain restricted cash of more than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks and Wachovia pursuant to which a security interest was granted to Wachovia for all U.S. and Canadian customer remittances received in specified bank accounts. At March 31, 2009 and December 31, 2008, these bank accounts held $0.4 million and $0.1 million, respectively, which was restricted for payment to Wachovia.
Loan and Security Agreement — PFS
     PFS has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”). The Comerica Agreement provides for up to $10.0 million of eligible accounts receivable financing through March 2010. Borrowings under the Comerica Agreement accrue interest at a defined rate, which will generally be prime rate plus 2%, with a minimum of 4.5% (5.25% at March 31, 2009). As of March 31, 2009, PFS had $3.7 million of available credit under this facility. The Comerica Agreement contains cross default provisions, various restrictions upon PFS’ ability to, among other things, merge, consolidate, sell

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the subordinated note receivable from Supplies Distributors to a maximum of $6.5 million. Comerica has provided approval for PFS to advance incremental amounts subject to certain cash inflows to PFS, as defined, to certain of its subsidiaries and/or affiliates, including eCOST, if needed. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb, Inc.
Credit Facility — eCOST
     eCOST has an asset-based line of credit facility of up to $7.5 million from Wachovia, through May 2011, which is collateralized by substantially all of eCOST’s assets. Borrowings under the facility are limited to a percentage of eligible accounts receivable and inventory. Outstanding amounts under the facility bear interest at rates ranging prime rate plus 0.75% to 1.25% or Eurodollar rate plus 3.0% to 4.0%, depending on eCOST’s financial results. There were no outstanding amounts as of March 31, 2009. As of March 31, 2009, eCOST had $1.0 million of letters of credit outstanding and $1.5 million of available credit under this facility. In connection with the line of credit, eCOST entered into a cash management arrangement whereby eCOST’s operating amounts are considered restricted and swept and used to repay outstanding amounts under the line of credit. As of March 31, 2009 and December 31, 2008, the restricted cash amount was $0.2 million. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, and requires a minimum tangible net worth of $0 million, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.
Factoring Agreement
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million euros (approximately $10.0 million) of eligible accounts receivables through March 2010. As of March 31, 2009, Supplies Distributors’ European subsidiary had approximately 0.4 million euros ($0.5 million) of available credit under this agreement. Borrowings accrue interest at Euribor plus 0.6% (2.3% at March 31, 2009). This agreement contains various restrictions upon the ability of Supplies Distributors’ European subsidiary to, among other things, merge, consolidate and incur indebtedness, as well as financial covenants, such as minimum net worth. This agreement is secured by a guarantee of Supplies Distributors, up to a maximum of 200,000 euros.
Taxable Revenue Bonds
     PFS has a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of $5 million MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned the proceeds of the Bonds to PFS for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in one of the Company’s Southaven, Mississippi distribution facilities. The Bonds bear interest at a variable rate (2.2% as of March 31, 2009), as determined by Comerica Securities, as Remarketing Agent. PFS, at its option, may convert the Bonds to a fixed rate, to be determined by the Remarketing Agent at the time of conversion.
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
Debt Covenants
     To the extent the Company or any of its subsidiaries fail to comply with covenants applicable to its debt or vendor financing obligations, including the monthly financial covenant requirements and required level of shareholders’ equity or net worth, and one or all of the lenders accelerate the repayment of the credit facility obligations, the Company would be required to repay all amounts outstanding thereunder. In particular, in the event eCOST is unable to increase its revenue and/or gross profit from its present levels, or if PFS service fee revenue declines from expected levels and it is unable to reduce costs to correspond to such reduced revenue levels or if Supplies Distributors revenue or gross profit declines from expected levels, such events may result in a breach of one or more of the financial covenants required under its working capital line of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and demand for payment under the Company parent guaranty. Any acceleration of the repayment of the credit facilities would have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations.
Master Lease Agreements
     The Company has a Term Lease Master Agreement with IBM Credit Corporation (“Master Lease Agreement”) that provides for leasing or financing transactions of equipment and other assets, which generally have terms of three years. The amounts outstanding under this Master Lease Agreement ($1.5 million as of March 31, 2009 and $1.7 million as of December 31, 2008) are secured by the related equipment.
     The Company has two other master agreements with financing companies that provide for leasing or financing transactions of certain equipment. The amounts outstanding under these agreements were $1.4 million and $1.5 million as of March 31, 2009 and December 31, 2008, respectively, and are secured by the related equipment.
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

	Three Months Ended
	March 31,
	2009	2008
Revenues (in thousands):
PFSweb	$24,764	$30,280
Supplies Distributors	45,331	62,322
eCOST	20,932	27,969
Eliminations	(2,090)	(2,102)

	$88,937	$118,469

Income (loss) from operations (in thousands):
PFSweb	$(403)	$99
Supplies Distributors	1,416	1,652
eCOST	(475)	(767)
Eliminations	—	—

	$538	$984

Depreciation and amortization (in thousands):
PFSweb	$1,935	$1,335
Supplies Distributors	10	4
eCOST	83	242
Eliminations	—	—

	$2,028	$1,581

Capital expenditures (in thousands):
PFSweb	$1,158	$605
Supplies Distributors	—	6
eCOST	57	53
Eliminations	—	—

	$1,215	$664

	March 31,	December 31,
	2009	2008
Assets (in thousands):
PFSweb	$99,322	$108,436
Supplies Distributors	77,397	82,280
eCOST	13,760	13,489
Eliminations	(60,124)	(59,684)

	$130,355	$144,521

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
Forward-Looking Information
     We have made forward-looking statements in this Report on Form 10-Q. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “seek,” “strive,” “believe,” “expect,” “anticipate,” “predict,” “potential,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “target” and “estimate” or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to those set forth above or elsewhere in this Report on Form 10-Q and our Form 10-K for the year ended December 31, 2008, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:
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
Overview
     We are an international provider of integrated eCommerce and business process outsourcing solutions to major brand name companies seeking to optimize their supply chain efficiencies and to extend their traditional business and e-commerce initiatives. Through our eCOST.com business unit, we are a leading multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise. We derive our revenues from three business segments: as an eCommerce and business process outsourcer, a master distributor and an online discount retailer.
     First, in our eCommerce and business process outsourcing segment we derive our revenues from a broad range of services, including professional consulting, technology collaboration, order management, managed web hosting and web development, the development of an eCommerce technology platform, customer relationship management, financial services including billing and collection services and working capital solutions, kitting and assembly services, information management and international fulfillment and distribution services. We offer our services as an integrated solution, which enables our clients to outsource their complete infrastructure needs to a single source and to focus on their core competencies. Our distribution services are conducted at warehouses that we lease or manage and include real-time inventory management and customized picking, packing and shipping of our clients’ customer orders. We currently offer the ability to provide infrastructure and distribution solutions to clients that operate in a range of vertical markets, including technology manufacturing, computer products, cosmetics, fragile goods, contemporary home furnishings, apparel, aviation, telecommunications and consumer electronics, among others.
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
     Our second business segment is a product revenue model. In this segment, we are a master distributor of product for IPS and certain other clients. In this capacity, we purchase, and thus own, inventory and recognize the corresponding product revenue. As a result, upon the sale of inventory, we own the accounts receivable. Freight costs billed to customers are reflected as components of product revenue. This business segment requires significant working capital requirements, for which we have senior credit facilities to provide for approximately $87 million of available financing.
     Our third business segment is a web-commerce product revenue model focused on the sale of products to a broad range of consumer and small business customers. In this segment we operate as a multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise. Our product line currently offers approximately 250,000 products in several primary merchandise categories, primarily including computers, networking, electronics and entertainment, TV’s, plasmas and monitors, cameras and camcorders, memory and storage, “For the Home” and sports and leisure.
     Growth is a key element to achieving our future goals, including achieving and maintaining sustainable profitability. Growth in our eCommerce and business process outsourcing segment is driven by two main elements: new client relationships and organic growth from existing clients. We focus our sales efforts on larger contracts with brand-name companies within two primary target markets, online brands and retailers and technology manufacturers, which, by nature, require a longer duration to close but also have the potential to be higher-quality and longer duration engagements.
     Growth within our product revenue business is primarily driven by our ability to attract new master distributor arrangements with IPS or other manufacturers and the sales and marketing efforts of the manufacturers and third party sales partners.
     Growth within our web-commerce product revenue model is primarily driven by eCOST’s ability to increase sales by generating organic growth, new customers and expand its product line.
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

Results of Operations
For the Interim Periods Ended March 31, 2009 and 2008
     The following table sets forth certain historical financial information from our unaudited interim condensed consolidated statements of operations expressed as a percent of net revenues (in millions):

	Three Months Ended
	March 31,
				% of Net Revenues
	2009	2008	Change	2009	2008
Revenues:
Product revenue, net	$66.3	$90.3	$(24.0)	74.5%	76.2%
Service fee revenue	17.1	20.8	(3.7)	19.2%	17.6%
Pass-through revenue	5.5	7.4	(1.9)	6.3%	6.2%

Total net revenues	88.9	118.5	(29.6)	100.0%	100.0%

Cost of Revenues
Cost of product revenue (1)	60.9	84.0	(23.1)	91.8%	93.0%
Cost of service fee revenue (2)	11.3	13.8	(2.5)	66.1%	66.5%
Pass-through cost of revenue (3)	5.5	7.4	(1.9)	100.0%	100.0%

Total cost of revenues	77.7	105.2	(27.5)	87.4%	88.8%

Product revenue gross profit	5.4	6.3	(0.9)	8.2%	7.0%
Service fee gross profit	5.8	7.0	(1.2)	33.9%	33.5%
Pass-through gross profit	—	—	—	—%	—%

Total gross profit	11.2	13.3	(2.1)	12.6%	11.2%

Operating Expenses	10.7	12.3	(1.6)	12.0%	10.4%

Income from operations	0.5	1.0	(0.5)	0.6%	0.8%
Interest expense, net	0.3	0.4	(0.1)	0.4%	0.3%

Income before income taxes	0.2	0.6	(0.4)	0.2%	0.6%

Income tax expense, net	0.4	0.2	0.2	0.5%	0.2%

Net income (loss)	$(0.2)	$0.4	$(0.6)	(0.3)%	0.3%

(1)	% of net revenues represents the percent of Product revenue, net.

(2)	% of net revenues represents the percent of Service fee revenue.

(3)	% of net revenues represents the percent of Pass-through revenue.
     Product Revenue, net. eCOST product revenue was $20.9 million in the three months ended March 31, 2009, a 25.2% decrease as compared to $28.0 million in the comparable quarter of the prior year. The decrease is primarily due to a decline in sales in its business to business channel resulting from the impact of the current economic environment and eCOST’s reduced emphasis on this lower margin channel. Partially offsetting this decrease was an increase in sales in the higher margin business to consumer sales channel, primarily due to continued emphasis on growth through an expanded product line, improved service capabilities and enhanced website capabilities.
     Supplies Distributors product revenue of $45.4 million decreased $17.0 million, or 27.3% in the three months ended March 31, 2009 as compared to the same quarter of the prior year. The decrease is primarily due to decreased sales volume on certain products resulting from the impact of the overall global economic pressures and inventory rationalization by customers. In addition, product revenue in the March 2009 quarter was negatively impacted by a $1.4 million reduction of revenue arising from a customer bankruptcy.
     Service Fee Revenue. Service fee revenue of $17.1 million decreased $3.7 million, or 17.7%, in the three months ended March 31, 2009 as compared to the same quarter of the prior year. The decrease in service fee revenue for the three months ended March 31, 2009 is primarily due to the non-renewal of a certain U.S. government agency client relationship partially offset by increased service fees generated from the impact of new service contract relationships. The change in service fee revenue is shown below ($ millions):

Three
Months
Period ended March 31, 2008	$20.8
New service contract relationships, including certain incremental projects under new contracts	1.3
Change in existing client service fees	(4.1)
Terminated clients not included in 2009 revenue	(0.9)

Period ended March 31, 2009	$17.1

     Cost of Product Revenue. The gross margin for eCOST was $2.1 million or 9.8% of product revenue in the three months ended March 31, 2009 and $2.2 million or 8.0% of product revenue during the comparable period of 2008. The increase in gross margin is primarily due to a shift in product sales to the higher margin business-to-consumer channel. As we continue to target an increasing percentage of eCOST revenues to be generated from the business-to-consumer channel, we expect overall gross margin for eCOST will continue to be higher than the prior year.
     Supplies Distributors cost of product revenue decreased by $16.3 million, or 28.0%, to $42.0 million in the three months ended March 31, 2009, primarily as a result of decreased product sales. The resulting gross profit margin was $3.4 million or 7.5% of product revenue for the three months ended March 31, 2009 and $4.1 million or 6.5% of product revenue for the comparable 2008 period. The increase in margin percentage is partially due to incremental gross margin earned on product sales resulting from certain product price increases and the impact of certain incremental inventory cost reductions, which were partially offset by the impact of a reduction in revenue arising from a customer bankruptcy during the quarter.
     Cost of Service Fee Revenue. Gross profit as a percentage of service fees was 33.9% in the three months ended March 31, 2009, relatively consistent with the 33.5% in the same period of the prior year. Both periods included the benefit of incremental project work from a U.S. government contract relationship that was not renewed and will be completed in the second quarter of 2009.
     We target to earn an overall average gross profit of 25-30% on existing and new service fee contracts, but we have and may continue to accept lower gross margin percentages on certain contracts depending on contract scope and other factors.
     Operating Expenses. Operating expenses for the three months ended March 31, 2009 decreased $1.6 million to $10.7 million from $12.3 million in the same 2008 period. As a percentage of total net revenue, operating expenses were 12.0% in the three months ended March 31, 2009 and 10.4% in the comparable period. The increase in percentage of total net sales is primarily due to the reduction in total net revenues and the impact of certain personnel related expenses. During the three months ended March 31, 2009, we implemented certain cost reductions to help reduce the impact of the lower service fee revenue.
     Income Taxes. We recorded a tax provision associated primarily with state income taxes and our subsidiary Supplies Distributors’ Canadian and European operations. A valuation allowance has been provided for the majority of our net deferred tax assets as of March 31, 2009 and December 31, 2008, which are primarily related to our net operating loss carryforwards, and certain foreign deferred tax assets. We expect that we will continue to record an income tax provision associated with state income taxes and Supplies Distributors’ Canadian and European results of operations.
Liquidity and Capital Resources
     Net cash provided by operating activities was $6.4 million for the three months ended March 31, 2009, and primarily resulted from cash income before working capital changes of $2.0 million and an $11.2 million decrease in accounts receivable, partially offset by a $6.9 million decrease in accounts payable, accrued expenses and other liabilities.

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
     Net cash used in investing activities for the three months ended March 31, 2009 and 2008 totaled $1.2 million and $0.7 million, respectively, resulting from capital expenditures.
     Capital expenditures have historically consisted primarily of additions to upgrade our management information systems, and general expansion and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures to support new contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months will be approximately $3 to $5 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. To maintain our current operating cash position, a portion of these expenditures may be financed through debt, operating or capital leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event we do not obtain the financing or achieve the financial results necessary to support such investments.
     Net cash used in financing activities was approximately $5.8 million for the three months ended March 31, 2009, primarily representing payments on debt and capital lease obligations.
     Net cash used in financing activities was approximately $11.6 million for the three months ended March 31, 2008, primarily representing payments on debt and capital lease obligations partially offset by an increase in restricted cash.
     Our liquidity has been negatively impacted as a result of the merger with eCOST. Since the merger, eCOST has experienced a net use of cash primarily due to operating losses. As a result, PFSweb has had to support eCOST’s cash needs with the goal of reducing operating losses. The amount of further cash needed to support eCOST operations will depend upon the financing available as well as eCOST’s ability to improve its financial results. eCOST’s results, excluding the impact of any non-cash impairment charges, have improved beginning in 2007, and we currently expect improvement as a result of efforts to increase sales, improve product mix and further improve operational efficiencies.
     Our liquidity may also be negatively impacted by an expected decline in service fee revenue due to the current general economic decline as well as the nonrenewal of a U.S. government agency contract and certain other client contracts. To help minimize the impact of lower service fee revenue, we have implemented certain measures that reduced variable costs and expenses and redeployed existing infrastructure to other client activities. No assurance can be given that a further decline in service fee revenue, beyond those noted, will not have a material adverse effect upon our business, financial condition or results of operations.
     During the three months ended March 31, 2009, our working capital decreased to $19.9 million from $21.4 million at December 31, 2008. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities, entering into new debt agreements or transferring to third parties a portion of our subordinated loan balance due from Supplies Distributors. In conjunction with certain of these alternatives, we may be required to provide certain letters of credit to secure these arrangements. We currently believe that our cash position, financing available under our credit facilities and funds generated from operations (including cost reductions related to the nonrenewal of our U.S. government contract) will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our current debt and lease obligations, and additional loans to our subsidiaries Supplies Distributors and eCOST, if necessary, for at least the next twelve months.

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
     The following is a schedule of our total contractual cash obligations which is comprised of operating leases, debt, vendor financing and capital leases (including interest) as of March 31, 2009, (in millions):

	Payments Due By Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Debt and vendor financing	$56,716	$54,003	$2,489	$224	$—
Capital lease obligations	3,141	1,898	1,203	40	—
Operating leases	19,957	8,333	9,415	2,209	—

Total	$79,814	$64,234	$13,107	$2,473	$—

     In support of certain debt instruments and leases, as of March 31, 2009, we had $2.2 million of cash restricted for repayment to lenders. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain of our subsidiaries’ credit facilities. Many of these facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other credit facilities and agreements. These covenants include minimum levels of net worth for the individual borrower subsidiaries and restrictions on the ability of the borrower subsidiaries to advance funds to other borrower subsidiaries. As a result, it is possible for one or more of these borrower subsidiaries to fail to meet their respective covenants even if another borrower subsidiary otherwise has available excess funds, which, if not restricted, could be used to cure the default. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. In particular, in the event eCOST is unable to increase its revenue and/or gross profit from its present levels, or if PFS service fee revenue declines from expected levels and it is unable to reduce costs to correspond to such reduced revenue levels or if Supplies Distributors revenue or gross profit declines from expected levels, such events may result in a breach of one or more of the financial covenants required under its working capital line of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and payment under our parent guaranty. A requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of March 31, 2009, we were in compliance with all debt covenants. We do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.
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
     To finance their distribution of IPS products, Supplies Distributors and its subsidiaries have short-term credit facilities with IBM Credit LLC (“IBM Credit”) and IBM Belgium Financial Services S.A. (“IBM Belgium”). We have provided a collateralized guaranty to secure the repayment of these credit facilities. These asset-based credit facilities provided financing for up to $30.5 million and up to 16.0 million euros (approximately $21.3 million) with IBM Credit and IBM Belgium, respectively. These agreements expire in March 2010.

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
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million euros (approximately $10.0 million) of eligible accounts receivables through March 2010.
     These credit facilities contain cross default provisions, various restrictions upon the ability of Supplies Distributors and its subsidiaries to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as cash flow from operations, annualized revenue to working capital, net profit after tax to revenue, minimum net worth and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, we are required to maintain a subordinated loan to Supplies Distributors of no less than $5.0 million, not maintain restricted cash of more than $5.0 million, are restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure and a minimum shareholders’ equity of at least $18.0 million. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or its subsidiaries under these facilities if they are unable to do so. We have also provided a guarantee of the obligations of Supplies Distributors and its subsidiaries to IBM and IPS, excluding the trade payables that are financed by IBM credit.
     Our subsidiary, Priority Fulfillment Services, Inc. (“PFS”), has a Loan and Security Agreement (“Agreement”) with Comerica Bank (“Comerica”), which provides for up to $10.0 million of eligible accounts receivable financing through March 2010. We entered this Agreement to supplement our existing cash position, and provide funding for our current and future operations, including our targeted growth. The Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The agreement also limits PFS’ ability to increase the subordinated loan to Supplies Distributors to more than $6.5 million and permits PFS to advance incremental amounts subject to certain cash inflows to PFS, as defined, to certain of its subsidiaries and/or affiliates, including eCOST. The Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb.
     eCOST currently has an asset-based line of credit facility of up to $7.5 million with Wachovia, which is collateralized by substantially all of eCOST’s assets and expires in May 2011. Borrowings under the facility are limited to a percentage of eligible accounts receivable and letter of credit availability is limited to a percentage of accounts receivable and inventory. As of March 31, 2009, eCOST had $1.0 million of letters of credit outstanding and $1.5 million of available credit under this facility. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as a minimum tangible net worth of $0 million, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.
     In 2004, PFS incurred more than $5 million in capital expenditures to support incremental business from a distribution facility in Southaven, MS. PFS financed a significant portion of these expenditures through a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) pursuant to which the MBFC issued $5 million MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned PFS the proceeds of the Bonds for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in the Southaven, Mississippi distribution facility. The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) in the initial face amount of $5.1 million issued by Comerica pursuant to a Reimbursement Agreement between us and Comerica under which PFS is obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has a maturity date of April 2010 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof. The amount outstanding on this Loan Agreement as of March 31, 2009 was $2.4 million. PFS’ obligations under the Reimbursement Agreement are secured by substantially all of its assets, including restricted cash of $1.5 million and a Company parent guarantee.
     To the extent we fail to comply with the various debt covenants described above, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. Any requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of March 31, 2009, we were in compliance with all debt covenants.
     eCOST has historically incurred significant operating losses and used cash to fund its operations. As a result, we have been required to invest cash to fund eCOST’s operations, which we may not be able to continue to do without approval from our lenders. The amount of further cash needed to support eCOST operations depends upon the financing available under its credit line as well as eCOST’s ability to improve its financial results. Through March 31, 2009, we have advanced $15.3 million to eCOST to fund eCOST’s cash flow requirements and have lender approval to advance incremental amounts subject to certain cash inflows to PFS, as defined, to certain of our subsidiaries and/or affiliates, including eCOST. In the event we need to invest further cash to eCOST, we may be required to seek approval from our lenders to provide such funds. We can provide no assurance that we will receive such approval from our lenders or any terms or conditions required by our lenders in order to obtain such approval. In addition, PFSweb has provided a guaranty of eCOST’s bank line of credit and certain eCOST vendor trade payables.
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
Seasonality
     The seasonality of our service fee business is dependent upon the seasonality of our clients’ business and sales of their products. Accordingly, our management must rely upon the projections of our clients in assessing quarterly variability. We believe with our current client mix and their current business volumes, our run rate service fee business activity will be at it lowest in the quarter ended March 31. We anticipate our Supplies Distributors’ product revenue will be highest during the quarter ended December 31. Our eCOST business is moderately seasonal, reflecting the general pattern of peak sales for the retail industry during the holiday shopping season. Typically, a larger portion of our eCOST revenues occur during the fourth fiscal quarter. We believe our historical revenue growth makes it difficult to predict the effect of seasonality on our future revenues and results of operations.
     We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.
Inflation
     Management believes that inflation has not had a material effect on our operations.
Critical Accounting Policies
     A description of our critical accounting policies, including goodwill and long-lived assets, is included in Note 2 of the consolidated financial statements in our December 31, 2008 Annual Report on Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
     We are exposed to various market risks including interest rates on financial instruments and foreign exchange rates.
Interest Rate Risk
     Our interest rate risk exists from our outstanding balances on our inventory and working capital financing agreements, taxable revenue bonds, factoring agreement, and loan and security agreements for the financing of inventory, accounts receivable and certain other receivables and certain equipment, which amounted to $55.1 million at March 31, 2009. A 100 basis point movement in interest rates would result in approximately $0.3 million annualized increase or decrease in interest expense based on the outstanding balance of these agreements at March 31, 2009.
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
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15-d-15(f) of the Exchange Act) during the three months ended March 31, 2009 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     None.
ITEM 1A. Risk Factors
     There have been no material changes with regard to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commissions on March 31, 2009 other than those as set forth below.
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
     Our business and future growth currently depend on our ability to access bank and commercial lines of credit. We currently depend on an aggregate of approximately $106.7 million in credit facilities provided by various banks and commercial lenders. These facilities currently mature at various dates through May 2011 and are secured by substantially all our assets. Our ability to renew our credit facilities depends upon various factors, including the availability of bank loans and commercial credit in general, as well as our financial condition and prospects. Therefore, we cannot guarantee that these credit facilities will continue to be available beyond their current maturity on reasonable terms or at all. Our inability to renew or replace our credit facilities or find alternative financing would materially adversely affect our business, financial condition, operating results and cash flow.
Risks Related to Our PFS and Supplies Distributors Operating Segments
Our business is subject to the risk of customer and supplier concentration.
     For the three months ended March 31, 2009 and 2008, a U.S. government agency and Xerox Corporation represented the source of approximately 22% and 13%, respectively, and approximately 39% and 10%, respectively of our total service fee revenue, excluding pass-through revenue. The loss of, or non-payment of invoices by, any or all such clients would have a material adverse effect upon our business. In particular, the agreements under which we provide services to such clients are terminable at will upon notice by such clients. Most of our activity under our contract with the U.S. government agency concluded in the first quarter of 2009 and the nonrenewal of that contract, as well as the loss of, or non-payment of invoices by, any or all of such other clients are likely to have a material adverse effect upon our business.
     A substantial portion of our Supplies Distributors product revenue is generated by sales of product purchased under master distributor agreements with IPS. These agreements are terminable at will and no assurance can be given that IPS will continue the master distributor agreements with Supplies Distributors. Supplies Distributors does not have its own sales force and relies upon IPS’ sales force and product demand generation activities. Discontinuance of such activities would have a material adverse effect on Supplies Distributors’ business and the Company’s financial condition.
     Sales by Supplies Distributors to two customers accounted for approximately 32% and 30% of Supplies Distributors’ total product revenue for the three months ended March 31, 2009 and 2008, respectively, (16% of our consolidated net revenues in each three month period). The loss of any one or both of such customers, or non-payment of any material amount by these or any other customer, are likely to have a material adverse effect upon Supplies Distributors’ business.

Risks Related to eCOST, our Online Discount Retailer Segment
Our business is subject to the risk of supplier concentration.
     Our business is dependent on sales of Hewlett Packard (HP) and HP-related products, which represented approximately 42% of eCOST’s net revenues (10% of our consolidated net revenues) in the three months ended March 31, 2009 and 57% of eCOST’s net revenues (13% of our consolidated net revenues) in the comparable period of 2008. If our ability to purchase direct from HP is terminated or restricted, or if the demand for HP and HP-related products declines, our business will be materially adversely affected.
ITEM 2. Changes in Securities and Use of Proceeds
     None
ITEM 3. Defaults Upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
     None
ITEM 5. Other Information
     None
ITEM 6. Exhibits
     a) Exhibits:

Exhibit
No.	Description of Exhibits
3.1(1)	Amended and Restated Certificate of Incorporation

3.2(1)	Amended and Restated Bylaws

10.1	Seventh Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.

10.2	Amendment 10 to Agreement for Inventory Financing.

10.3	Amendment 9 to Amended and Restated Platinum Plan Agreement.

10.4	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

10.5	Seventh Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

10.6	2009 Management Bonus Plan

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657) and Annual Report on Form 10-K for the Fiscal Year ended December 31, 2005 filed on March 31, 2006.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 15, 2009

PFSweb, Inc.
By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer, Chief Accounting Officer, Executive Vice President