Form 10-Q
period 2009-06-30
PFSWEB INC
filed 2009-08-14
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
Registrant’s telephone number, including area code: (972) 881-2900
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At August 14, 2009 there were 9,928,224 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES
Form 10-Q
June 30, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	June 30,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,147	$16,050
Restricted cash	2,089	2,008
Accounts receivable, net of allowance for doubtful accounts of $625 and $980 at June 30, 2009 and December 31, 2008, respectively	32,704	44,546
Inventories, net of reserves of $1,997 and $2,124 at June 30, 2009 and December 31, 2008, respectively	40,540	47,186
Other receivables	11,847	13,072
Prepaid expenses and other current assets	3,468	3,802

Total current assets	105,795	126,664

PROPERTY AND EQUIPMENT, net	10,878	12,106
IDENTIFIABLE INTANGIBLES	883	961
GOODWILL	3,602	3,602
OTHER ASSETS	1,560	1,188

Total assets	$122,718	$144,521

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$22,010	$22,251
Trade accounts payable	47,240	61,988
Accrued expenses	19,431	21,054

Total current liabilities	88,681	105,293

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	1,858	4,951
OTHER LIABILITIES	1,534	1,192

Total liabilities	92,073	111,436

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 9,946,585 and 9,935,095 shares issued at June 30, 2009 and December 31, 2008, respectively; and 9,928,224 and 9,916,734 outstanding at June 30, 2009 and December 31, 2008, respectively	10	10
Additional paid-in capital	92,949	92,728
Accumulated deficit	(64,170)	(61,393)
Accumulated other comprehensive income	1,941	1,825
Treasury stock at cost, 18,361 shares	(85)	(85)

Total shareholders’ equity	30,645	33,085

Total liabilities and shareholders’ equity	$122,718	$144,521

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUES:
Product revenue, net	$65,546	$83,048	$131,809	$173,339
Service fee revenue	12,367	21,254	29,486	42,066
Pass-through revenue	4,417	6,382	9,972	13,748

Total net revenues	82,330	110,684	171,267	229,153

COSTS OF REVENUES:
Cost of product revenue	60,303	76,368	121,134	160,347
Cost of service fee revenue	9,414	15,105	20,733	28,949
Pass-through cost of revenue	4,417	6,382	9,972	13,748

Total costs of revenues	74,134	97,855	151,839	203,044

Gross profit	8,196	12,829	19,428	26,109

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, including stock based compensation expense of $109 and $128 in the three months ended June 30, 2009 and 2008, respectively, and $212 and $329 in the six months ended June 30, 2009 and 2008, respectively	10,643	11,849	21,310	23,943
AMORTIZATION OF IDENTIFIABLE INTANGIBLES	27	201	53	403

Total operating expenses	10,670	12,050	21,363	24,346

Income (loss) from operations	(2,474)	779	(1,935)	1,763

INTEREST EXPENSE, NET	321	366	678	696

Income (loss) before income taxes	(2,795)	413	(2,613)	1,067
INCOME TAX EXPENSE (BENEFIT), NET	(266)	351	164	591

NET INCOME (LOSS)	$(2,529)	$62	$(2,777)	$476

NET INCOME (LOSS) PER SHARE:
Basic	$(0.25)	$0.01	$(0.28)	$0.05

Diluted	$(0.25)	$0.01	$(0.28)	$0.05

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	9,927	9,900	9,925	9,896

Diluted	9,927	10,037	9,925	10,045

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,777)	$476
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,651	3,143
Loss on sale of assets	—	11
Provision for doubtful accounts	(159)	—
Provision for excess and obsolete inventory	564	651
Deferred income taxes	(42)	(12)
Stock-based compensation	212	329
Changes in operating assets and liabilities:
Restricted cash	(8)	(111)
Accounts receivable	12,180	8,823
Inventories, net	6,294	(5,808)
Prepaid expenses, other receivables and other assets	1,333	(5,932)
Accounts payable, accrued expenses and other liabilities	(16,621)	10,034

Net cash provided by operating activities	4,627	11,604

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,949)	(1,932)
Proceeds from sale of assets	—	117

Net cash used in investing activities	(1,949)	(1,815)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(876)	(942)
Increase in restricted cash	(73)	(1,705)
Proceeds from issuance of common stock	9	45
Payments on debt, net	(2,971)	(7,805)

Net cash used in financing activities	(3,911)	(10,407)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	330	318

NET DECREASE IN CASH AND CASH EQUIVALENTS	(903)	(300)

CASH AND CASH EQUIVALENTS, beginning of period	16,050	14,272

CASH AND CASH EQUIVALENTS, end of period	$15,147	$13,972

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under capital leases	$369	$145

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
Basis of Presentation
     The unaudited interim condensed consolidated financial statements as of June 30, 2009, and for the three and six months ended June 30, 2009 and 2008, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of June 30, 2009, its results of operations for the three and six months ended June 30, 2009 and 2008 and its cash flows for the six months ended June 30, 2009 and 2008. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.
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

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
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
Investment in Affiliates
     Priority Fulfillment Services, Inc. (“PFS”), a wholly-owned subsidiary of PFSweb, has made advances to Supplies Distributors that are evidenced by a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Subordinated Note cannot be increased to more than $6.5 million or decreased to less than $5.0 million without prior approval of the Company’s lenders. As of June 30, 2009 and December 31, 2008, the outstanding balance of the Subordinated Note was $5.5 million. The Subordinated Note is eliminated in the Company’s consolidated financial statements.
     PFS has also made advances to eCOST, which aggregated $10.6 million as of June 30, 2009 and December 31, 2008. Certain of the Company’s debt facilities provide that the total advances to eCOST may not be less than $2.0 million without prior approval of eCOST’s lender. PFS has received the approval of its lender to advance incremental amounts subject to certain cash inflows to PFS, as defined, to certain of its subsidiaries and/or affiliates, including eCOST, if needed. PFSweb has also advanced to eCOST $5.0 million and $4.7 million as of June 30, 2009 and December 31, 2008, respectively.
Concentration of Business and Credit Risk
     The Company’s service fee revenue is generated under contractual service fee relationships with multiple client relationships. No service fee clients or product revenue customers exceeded 10% of consolidated total net revenue during the six months ended June 30, 2009. A summary of the nonaffiliated customer and client concentrations is as follows:

	Six Months Ended
	June 30,	June 30,
	2009	2008
Product Revenue (as a percentage of Product Revenue):
Customer 1	12%	11%
Customer 2	9%	10%

Service Fee Revenue (as a percentage of Service Fee Revenue):
Client 1	13%	39%
Client 2	15%	10%

Accounts Receivable:
Client/Customer 1	12%	10%
     Client 1 did not renew its contract with PFS effective January 2009, though certain project work continued to occur during the six months ended June 30, 2009.
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
     eCOST’s arrangements with its vendors are terminable by either party at will. Loss of any vendors could have a material adverse effect on eCOST’s financial position, results of operations and cash flows. Sales of HP and HP-related products represented 42% of eCOST’s net revenues (10% of the Company’s consolidated total net revenues) in the six months ended June 30, 2009 and 52% of eCOST’s net revenues (12% of the Company’s consolidated total net revenues) in the comparable 2008 period.
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
Property and Equipment
     The Company’s property held under capital leases amounted to approximately $2.8 million and $3.4 million, net of accumulated amortization of approximately $9.4 million and $8.4 million, at June 30, 2009 and December 31, 2008, respectively.
Stock-Based Compensation
     During the six months ended June 30, 2009, the Company issued an aggregate of 352,767 options to purchase shares of common stock to officers, directors, employees and consultants of the Company.
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

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Cash Paid for Interest and Taxes
     The Company made payments for interest of approximately $0.7 million and $0.8 million during the six months ended June 30, 2009 and 2008, respectively. Income taxes of approximately $0.5 million and $0.1 million were paid by the Company during the six months ended June 30, 2009 and 2008, respectively.
Subsequent Events
     The Company has evaluated its subsequent events through August 14, 2009. There were no events or transactions that occurred after June 30, 2009 that required disclosure in the financial statements.
Impact of Recently Issued Accounting Standards
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and the Company adopted SFAS 157 for financial assets and liabilities on January 1, 2008, with no material impact to its consolidated financial statements. The Company adopted fair value measurement treatment for nonfinancial assets and liabilities on January 1, 2009, which did not have a material impact on its consolidated financial statements.
     In December 2007, the FASB issued Statement No. 141R, Business Combinations, and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. Statement No. 141R modified the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. Statement No. 160 establishes new accounting and reporting standards for noncontrolling interests in subsidiaries. The Company applied the provisions of the new standards in the first quarter of 2009. The adoption of the statement did not have a material impact on its consolidated financial statements.
     In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS No. 142’s entity-specific factors. FSP No 142-3 was effective beginning January 1, 2009 and will be applied prospectively to intangible assets acquired after the effective date. The adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009 with no material impact on its consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
(“SFAS 168”), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective in the third quarter of 2009 and will not have a material impact on the Company’s consolidated financial statements.
3. COMPREHENSIVE INCOME (LOSS) (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$(2,529)	$62	$(2,777)	$476
Other comprehensive income (loss):
Foreign currency translation adjustment	801	(17)	116	660

Comprehensive income (loss)	$(1,728)	$45	$(2,661)	$1,136

4. NET INCOME (LOSS) PER COMMON SHARE
     Basic and diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the reporting period. For both the three and six months ended June 30, 2009, outstanding options of 1.8 million to purchase common shares were anti-dilutive and have been excluded from the diluted weighted average share computation. For both the three and six months ended June 30, 2008, common stock equivalents of 0.8 million are included in the diluted weighted average number of shares outstanding. For both the three and six months ended June 30, 2008, outstanding options of 0.5 million to purchase common shares were anti-dilutive and have been excluded from the diluted weighted average share computation.
5. VENDOR FINANCING:
     Outstanding obligations under vendor financing arrangements consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Inventory and working capital financing agreements:
United States	$18,862	$23,885
Europe	12,898	16,422

Total	$31,760	$40,307

Inventory and Working Capital Financing Agreement, United States
     Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of IPS products in the United States, providing financing for eligible IPS inventory and certain receivables up to $30.5 million through its expiration in March 2010. As of June 30, 2009, Supplies Distributors had $2.0 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $5.0 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (3.75% as of

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
June 30, 2009). The facility also includes a monthly service fee. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.
Inventory and Working Capital Financing Agreement, Europe
     Supplies Distributors’ European subsidiary has a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance its distribution of IPS products in Europe. The asset based credit facility with IBM Belgium provides up to 16.0 million euros (approximately $22.6 million) in inventory financing and cash advances based on eligible inventory and accounts receivable through its expiration in March 2010. As of June 30, 2009, Supplies Distributors’ European subsidiaries had 2.3 million euros ($3.3 million) of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors and its European subsidiaries to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors’ European subsidiary, as well as collateralized guaranties of Supplies Distributors and PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $5.0 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest at Euribor plus 1.94% for cash advances, and, after a defined free financing period, at Euribor plus 4.25% for inventory financings. As of June 30, 2009, the interest rate was 2.7% for the $2.5 million of outstanding cash advances (see Note 6) and 5.0% on the $12.9 million of outstanding inventory financings. Supplies Distributors’ European subsidiary pays a monthly service fee on the commitment. Given the structure of this facility and as outstanding inventory financing balances are repaid within twelve months, the Company has classified the outstanding inventory financing amounts under this facility as accounts payable in the consolidated balance sheets.
6. DEBT AND CAPITAL LEASE OBLIGATIONS;
     Outstanding obligations under debt and capital lease obligations consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Loan and security agreements, United States
Supplies Distributors	$7,405	$9,649
PFS	5,000	6,000
Inventory and Working Capital Financing Agreement, Europe (see Note 5)	2,455	599
Credit facility — eCOST	—	—
Factoring agreement, Europe	1,910	2,577
Taxable revenue bonds	2,400	3,200
Master lease agreements	3,856	4,657
Other	842	520

Total	23,868	27,202
Less current portion of long-term debt	22,010	22,251

Long-term debt, less current portion	$1,858	$4,951

Loan and Security Agreement — Supplies Distributors
     Supplies Distributors has a loan and security agreement with Wachovia Bank, N.A. (“Wachovia”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of June 30, 2009, Supplies Distributors had $2.4 million of available credit under this agreement. The Wachovia facility expires on the earlier of March 2011 or the date on which the parties to the IPS master

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
distributor agreement no longer operate under the terms of such agreement and/or IPS no longer supplies products pursuant to such agreement. Borrowings under the Wachovia facility accrue interest at prime rate plus 0.25% to 0.75% or Eurodollar rate plus 2.5% to 3.0%, dependent on excess availability, as defined, (3.75% as of June 30, 2009). This agreement contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $5.0 million and may not maintain restricted cash of more than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks and Wachovia pursuant to which a security interest was granted to Wachovia for all U.S. and Canadian customer remittances received in specified bank accounts. At June 30, 2009 and December 31, 2008, these bank accounts held $0.3 million and $0.1 million, respectively, which was restricted for payment to Wachovia.
Loan and Security Agreement — PFS
     PFS has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”). The Comerica Agreement provides for up to $10.0 million of eligible accounts receivable financing through March 2010. Borrowings under the Comerica Agreement accrue interest at a defined rate, which will generally be prime rate plus 2%, with a minimum of 4.5% (5.25% at June 30, 2009). As of June 30, 2009, PFS had $1.5 million of available credit under this facility. The Comerica Agreement contains cross default provisions, various restrictions upon PFS’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the subordinated note receivable from Supplies Distributors to a maximum of $6.5 million. Comerica has provided approval for PFS to advance incremental amounts subject to certain cash inflows to PFS, as defined, to certain of its subsidiaries and/or affiliates, including eCOST, if needed. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb, Inc.
Credit Facility — eCOST
     eCOST has an asset-based line of credit facility of up to $7.5 million from Wachovia, through May 2011, which is collateralized by substantially all of eCOST’s assets. Borrowings under the facility are limited to a percentage of eligible accounts receivable and inventory. Outstanding amounts under the facility bear interest at rates ranging prime rate plus 0.75% to 1.25% or Eurodollar rate plus 3.0% to 4.0%, depending on eCOST’s financial results. There were no outstanding amounts as of June 30, 2009. As of June 30, 2009, eCOST had $1.0 million of letters of credit outstanding and $1.3 million of available credit under this facility. In connection with the line of credit, eCOST entered into a cash management arrangement whereby eCOST’s operating amounts are considered restricted and swept and used to repay outstanding amounts under the line of credit. As of June 30, 2009 and December 31, 2008, the restricted cash amount was $0.2 million in each period. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, and requires a minimum tangible net worth of $0 million, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Factoring Agreement
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million euros (approximately $10.6 million) of eligible accounts receivables through March 2010. As of June 30, 2009, Supplies Distributors’ European subsidiary had approximately 0.9 million euros ($1.3 million) of available credit under this agreement. Borrowings accrue interest at Euribor plus 0.8% (1.6% at June 30, 2009). This agreement contains various restrictions upon the ability of Supplies Distributors’ European subsidiary to, among other things, merge, consolidate and incur indebtedness, as well as financial covenants, such as minimum net worth. This agreement is secured by a guarantee of Supplies Distributors, up to a maximum of 200,000 euros.
Taxable Revenue Bonds
     PFS has a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of $5 million MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned the proceeds of the Bonds to PFS for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in one of the Company’s Southaven, Mississippi distribution facilities. The Bonds bear interest at a variable rate (1.3% as of June 30, 2009), as determined by Comerica Securities, as Remarketing Agent. PFS, at its option, may convert the Bonds to a fixed rate, to be determined by the Remarketing Agent at the time of conversion.
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
Master Lease Agreements
     The Company has a Term Lease Master Agreement with IBM Credit Corporation (“Master Lease Agreement”) that provides for leasing or financing transactions of equipment and other assets, which generally have terms of three years. The amounts outstanding under this Master Lease Agreement ($1.4 million as of June 30, 2009 and $1.7 million as of December 31, 2008) are secured by the related equipment.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
     The Company has two other master agreements with financing companies that provide for leasing or financing transactions of certain equipment. The amounts outstanding under these agreements were $1.2 million and $1.5 million as of June 30, 2009 and December 31, 2008, respectively, and are secured by the related equipment.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues (in thousands):
PFSweb	$18,554	$29,712	$43,318	$59,992
Supplies Distributors	45,269	60,025	90,600	122,347
eCOST	20,277	23,023	41,209	50,992
Eliminations	(1,770)	(2,076)	(3,860)	(4,178)

	$82,330	$110,684	$171,267	$229,153

Income (loss) from operations (in thousands):
PFSweb	$(2,982)	$(394)	$(3,385)	$(295)
Supplies Distributors	981	2,057	2,398	3,709
eCOST	(473)	(884)	(948)	(1,651)
Eliminations	—	—	—	—

	$(2,474)	$779	$(1,935)	$1,763

Depreciation and amortization (in thousands):
PFSweb	$1,530	$1,313	$3,465	$2,648
Supplies Distributors	8	6	18	10
eCOST	85	243	168	485
Eliminations	—	—	—	—

	$1,623	$1,562	$3,651	$3,143

Capital expenditures (in thousands):
PFSweb	$688	$1,152	$1,846	$1,757
Supplies Distributors	2	71	2	77
eCOST	44	45	101	98
Eliminations	—	—	—	—

	$734	$1,268	$1,949	$1,932

	June 30,	December 31,
	2009	2008
Assets (in thousands):
PFSweb	$99,418	$108,436
Supplies Distributors	73,325	82,280
eCOST	12,256	13,489
Eliminations	(62,281)	(59,684)

	$122,718	$144,521

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
     Our third business segment is a web-commerce product revenue model focused on the sale of products to a broad range of consumer and small business customers. In this segment we operate as a multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise. Our product line currently offers approximately 300,000 products in several primary merchandise categories, primarily including computers, networking, electronics and entertainment, TV’s, plasmas and monitors, cameras and camcorders, memory and storage, “For the Home” and sports and leisure.
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
     Monitoring and controlling our expenditures and available cash balances continues to be a primary focus. Our cash and liquidity positions are important components of our financing of both current operations and our targeted growth.

Results of Operations
For the Interim Periods Ended June 30, 2009 and 2008
     The following table sets forth certain historical financial information from our unaudited interim condensed consolidated statements of operations expressed as a percent of net revenues (in millions):

	Three Months Ended					Six Months Ended
	June 30,					June 30,
				% of Net Revenues					% of Net Revenues
	2009	2008	Change	2009	2008	2009	2008	Change	2009	2008
Revenues:
Product revenue, net	$65.5	$83.0	$(17.5)	79.6%	75.0%	$131.8	$173.3	$(41.5)	77.0%	75.6%
Service fee revenue	12.4	21.3	(8.9)	15.0%	19.2%	29.5	42.1	(12.6)	17.2%	18.4%
Pass-through revenue	4.4	6.4	(2.0)	5.4%	5.8%	10.0	13.7	(3.7)	5.8%	6.0%

Total net revenues	82.3	110.7	(28.4)	100.0%	100.0%	171.3	229.1	(57.8)	100.0%	100.0%
Cost of Revenues
Cost of product revenue (1)	60.3	76.4	(16.1)	92.0%	92.0%	121.1	160.3	(39.2)	91.9%	92.5%
Cost of service fee revenue (2)	9.4	15.1	(5.7)	76.1%	71.1%	20.7	29.0	(8.3)	70.3%	68.8%
Pass-through cost of revenue (3)	4.4	6.4	(2.0)	100.0%	100.0%	10.0	13.7	(3.7)	100.0%	100.0%

Total cost of revenues	74.1	97.9	(23.8)	90.1%	88.4%	151.8	203.0	(51.2)	88.7%	88.6%

Product revenue gross profit	5.2	6.6	(1.4)	9.0%	8.0%	10.7	13.0	(2.3)	8.1%	7.5%
Service fee gross profit	3.0	6.2	(3.2)	23.9%	28.9%	8.8	13.1	(4.3)	29.7%	31.2%
Pass-through gross profit	—	—	—	—%	—%	—	—	—	—%	—%

Total gross profit	8.2	12.8	(4.6)	9.9%	11.6%	19.5	26.1	(6.6)	11.3%	11.4%

Operating Expenses	10.7	12.1	(1.4)	12.9%	10.9%	21.4	24.3	(2.9)	12.4%	10.7%

Income from operations	(2.5)	0.7	(3.2)	(3.0)%	0.7%	(1.9)	1.8	(3.7)	(1.1)%	0.7%
Interest expense, net	0.3	0.3	—	0.4%	0.3%	0.7	0.7	—	0.4%	0.3%

Income before income taxes	(2.8)	0.4	(3.2)	(3.4)%	0.4%	(2.6)	1.1	(3.7)	(1.5)%	0.4%

Income tax expense, net	(0.3)	0.3	0.6	(0.4)%	0.4%	0.2	0.6	(0.4)	0.1%	0.3%

Net income (loss)	$(2.5)	$0.1	$(2.6)	(3.0)%	—%	$(2.8)	$0.5	$(3.3)	(1.6)%	0.1%

(1)	% of net revenues represents the percent of Product revenue, net.

(2)	% of net revenues represents the percent of Service fee revenue.

(3)	% of net revenues represents the percent of Pass-through revenue.
     Product Revenue, net. eCOST product revenue was $20.3 million in the three months ended June 30, 2009, an 11.9% decrease as compared to $23.0 million in the comparable quarter of the prior year. eCOST product revenue was $41.2 million in the six months ended June 30, 2009, a 19.2% decrease as compared to $51.0 million in the comparable quarter of the prior year. The decreases are primarily due to a decline in sales in its business to business channel resulting from the impact of the current economic environment and eCOST’s reduced emphasis on this lower margin channel. Partially offsetting these decreases is an increase in sales in the higher margin business to consumer sales channel, primarily due to continued emphasis on growth through an expanded product line, improved service capabilities and enhanced website capabilities.
     Supplies Distributors product revenue of $45.3 million decreased $14.8 million, or 24.6%, in the three months ended June 30, 2009 as compared to the same quarter of the prior year. Product revenue of $90.6 million decreased $31.7 million, or 25.9%, in the six months ended June 30, 2009 as compared to the same period of the prior year. The decreases are primarily due to decreased sales volume resulting from the impact of the overall global economic pressures and inventory rationalization by customers. In addition, product revenue in the six months ended June 30, 2009 was negatively impacted by a $1.4 million reduction of revenue arising from a customer bankruptcy.

     Service Fee Revenue. Service fee revenue of $12.4 million decreased $8.9 million, or 41.8%, in the three months ended June 30, 2009 as compared to the same quarter of the prior year. Service fee revenue of $29.5 million decreased $12.6 million, or 29.9%, in the six months ended June 30, 2009 as compared to the same period of the prior year. The decrease in service fee revenue for the three and six months ended June 30, 2009 is primarily due to the non-renewal of a certain U.S. government agency client relationship partially offset by increased service fees generated from the impact of new service contract relationships. The change in service fee revenue is shown below ($ millions):

	Three	Six
	Months	Months
Period ended June 30, 2008	$21.3	$42.1
New service contract relationships, including certain incremental projects under new contracts	1.9	2.8
Change in existing client service fees	(9.7)	(13.9)
Terminated clients not included in 2009 revenue	(1.1)	(1.5)

Period ended June 30, 2009	$12.4	$29.5

     The impact of the non-renewal of the U.S. government agency client is included in the existing client line item above as there was activity with this client in each period presented.
     Cost of Product Revenue. The gross margin for eCOST was $1.9 million or 9.7% of product revenue in the three months ended June 30, 2009 and $1.9 million or 8.3% of product revenue during the comparable period of 2008. The gross margin for eCOST was $4.0 million or 9.7% of product revenue in the six months ended June 30, 2009 and $4.1 million or 8.1% of product revenue during the comparable period of 2008. The increase in gross margin percentage in both periods is primarily due to a shift in product sales to the higher margin business-to-consumer channel. As we continue to target an increasing percentage of eCOST revenues to be generated from the business-to-consumer channel, we expect overall gross margin for eCOST in 2009 will continue to be higher than the prior year.
     Supplies Distributors cost of product revenue decreased by $13.2 million, or 24.0%, to $42.0 million in the three months ended June 30, 2009 primarily as a result of decreased product sales. The resulting gross profit margin was $3.3 million, or 7.3% of product revenue, for the three months ended June 30, 2009 and $4.8 million, or 8.0% of product revenue, for the comparable 2008 period. Supplies Distributors cost of product revenue decreased by $29.6 million, or 26.0%, to $83.9 million in the six months ended June 30, 2009 primarily as a result of decreased product sales. The resulting gross profit margin was $6.7 million, or 7.4% of product revenue, for the six months ended June 30, 2009 and $8.8 million, or 7.2% of product revenue, for the comparable 2008 period. The 2008 three and six month periods include the impact of certain incremental inventory cost reductions. The 2009 margin percentages include an increase due to incremental gross margin earned on product sales resulting from certain product price increases, which is partially offset by a reduction in revenue arising from a customer bankruptcy during the first quarter of 2009.
     Cost of Service Fee Revenue. Gross profit as a percentage of service fees was 23.9% in the three months ended June 30, 2009, compared to 28.9% in the same period of the prior year. Gross profit as a percentage of service fees was 29.7% in the six months ended June 30, 2009, compared to 31.2% in the same period of the prior year. The margins in the prior year periods included the benefit of six months of higher margin incremental project work associated with the U.S. government contract relationship that was not renewed and was completed in the second quarter of 2009.
     We target to earn an overall average gross profit of 25-30% on existing and new service fee contracts, but we have and may continue to accept lower gross margin percentages on certain contracts depending on contract scope and other factors.
     Operating Expenses. Operating expenses for the three months ended June 30, 2009 decreased $1.4 million to $10.7 million from $12.1 million in the same 2008 period. As a percentage of total net revenue, operating expenses were 12.9% in the three months ended June 30, 2009 and 10.9% in the comparable period. The increase in percentage of total net sales is primarily due to the reduction in total net revenues and the impact of certain personnel related expenses.

     Operating expenses for the six months ended June 30, 2009 decreased $2.9 million to $21.4 million from $24.3 million in the same 2008 period. As a percentage of total net revenue, operating expenses were 12.4% in the six months ended June 30, 2009 and 10.7% in the comparable period. The increase in percentage of total net sales is primarily due to the reduction in total net revenues and the impact of certain personnel related expenses. During the six months ended June 30, 2009, we implemented certain cost reductions, primarily including personnel related adjustments, to help reduce the impact of the lower service fee revenue.
     Income Taxes. We recorded a tax provision associated primarily with state income taxes and our subsidiary Supplies Distributors’ Canadian and European operations. During the three months ended June 30, 2009, we recognized a tax benefit relating to our adoption of a new transfer pricing policy between certain international subsidiaries. This policy adoption resulted from the completion of a transfer pricing study and its approval by appropriate tax regulators. A valuation allowance has been provided for the majority of our net deferred tax assets as of June 30, 2009 and December 31, 2008, which are primarily related to our net operating loss carryforwards, and certain foreign deferred tax assets. We expect that we will continue to record an income tax provision associated with state income taxes and Supplies Distributors’ Canadian and European results of operations.
Liquidity and Capital Resources
     Net cash provided by operating activities was $4.6 million for the six months ended June 30, 2009, and primarily resulted from a $12.2 million decrease in accounts receivable, a decrease in inventories of $6.3 million, cash income before working capital changes of $1.4 million and a $1.3 million decrease in prepaid expenses, other receivables and other assets, partially offset by a $16.6 million decrease in accounts payable, accrued expenses and other liabilities.
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
     Net cash used in investing activities for the six months ended June 30, 2009 and 2008 totaled $1.9 million and $1.8 million, respectively, resulting primarily from capital expenditures.
     Capital expenditures have historically consisted primarily of additions to upgrade our management information systems, and general expansion and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures to support new contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months will be approximately $3 to $5 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. To maintain our current operating cash position, a portion of these expenditures may be financed through client reimbursements, debt, operating or capital leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event we do not obtain the financing or achieve the financial results necessary to support such investments.
     Net cash used in financing activities was approximately $3.9 million for the six months ended June 30, 2009, primarily representing payments on debt and capital lease obligations.
     Net cash used in financing activities was approximately $10.4 million for the six months ended June 30, 2008, primarily representing payments on debt and capital lease obligations and a $1.7 million increase in restricted cash.
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
     During the six months ended June 30, 2009, our working capital decreased to $17.1 million from $21.4 million at December 31, 2008, partially due to the reclassification of our taxable revenue bonds to short-term debt due to the April 2010 maturing of the related letters of credit securing the taxable revenue bonds and the paydown of other long-term debt facilities. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities, entering into new debt agreements or transferring to third parties a portion of our subordinated loan balance due from Supplies Distributors. In conjunction with certain of these alternatives, we may be required to provide certain letters of credit to secure these arrangements. We currently believe that our cash position, financing available under our credit facilities and funds generated from operations (including cost reductions related to the nonrenewal of our U.S. government contract) will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our current debt and lease obligations, and additional loans to our subsidiaries Supplies Distributors and eCOST, if necessary, for at least the next twelve months.
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
     The following is a schedule of our total contractual cash obligations which is comprised of operating leases, debt, vendor financing and capital leases (including interest) as of June 30, 2009, (in millions):

	Payments Due By Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Debt and vendor financing	$53,450	$52,377	$875	$198	$—
Capital lease obligations	2,693	1,746	940	7	—
Operating leases	17,836	8,050	7,929	1,857	—

Total	$73,979	$62,173	$9,744	$2,062	$—

     In support of certain debt instruments and leases, as of June 30, 2009, we had $2.1 million of cash restricted for repayment to lenders. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain of our subsidiaries’ credit facilities. Many of these facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other credit facilities and agreements. These covenants include minimum levels of net worth for the individual borrower subsidiaries and restrictions on the ability of the borrower subsidiaries to advance funds to other borrower subsidiaries. As a result, it is possible for one or more of these borrower subsidiaries to fail to meet their respective covenants even if another borrower subsidiary otherwise has available excess funds, which, if not restricted, could be used to cure the default. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. In particular, in the event eCOST is unable to increase its revenue and/or gross profit from its present levels, or if PFS service fee revenue declines from expected levels and it is unable to reduce costs to correspond to such reduced revenue levels or if Supplies Distributors revenue or gross profit declines from expected levels, such events may result in a breach of one or more of the financial covenants required under its working capital line of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and payment under our parent guaranty. A requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of June 30, 2009, we were in compliance with all debt covenants. We do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.
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
     To finance their distribution of IPS products, Supplies Distributors and its subsidiaries have short-term credit facilities with IBM Credit LLC (“IBM Credit”) and IBM Belgium Financial Services S.A. (“IBM Belgium”). We have provided a collateralized guaranty to secure the repayment of these credit facilities. These asset-based credit facilities provided financing for up to $30.5 million and up to 16.0 million euros (approximately $22.6 million) with IBM Credit and IBM Belgium, respectively. These agreements expire in March 2010.
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
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million euros (approximately $10.6 million) of eligible accounts receivables through March 2010.
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
     eCOST currently has an asset-based line of credit facility of up to $7.5 million with Wachovia, which is collateralized by substantially all of eCOST’s assets and expires in May 2011. Borrowings under the facility are limited to a percentage of eligible accounts receivable and letter of credit availability is limited to a percentage of accounts receivable and inventory. As of June 30, 2009, eCOST had $1.0 million of letters of credit outstanding and $1.3 million of available credit under this facility. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as a minimum tangible net worth of $0 million, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.
     In 2004, PFS incurred more than $5 million in capital expenditures to support incremental business from a distribution facility in Southaven, MS. PFS financed a significant portion of these expenditures through a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) pursuant to which the MBFC issued $5 million MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned PFS the proceeds of the Bonds for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in the Southaven, Mississippi distribution facility. The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) in the initial face amount of $5.1 million issued by Comerica pursuant to a Reimbursement Agreement between us and Comerica under which PFS is obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has a maturity date of April 2010 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof. The amount outstanding on this Loan Agreement as of June 30, 2009 was $2.4 million. PFS’ obligations under the Reimbursement Agreement are secured by substantially all of its assets, including restricted cash of $1.5 million and a Company parent guarantee.
     To the extent we fail to comply with the various debt covenants described above, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. Any requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of June 30, 2009, we were in compliance with all debt covenants.
     eCOST has historically incurred significant operating losses and used cash to fund its operations. As a result, we have been required to invest cash to fund eCOST’s operations, which we may not be able to continue to do without approval from our lenders. The amount of further cash needed to support eCOST operations depends upon the financing available under its credit line as well as eCOST’s ability to improve its financial results. Through June 30, 2009, we have advanced $15.6 million to eCOST to fund eCOST’s cash flow requirements and have lender approval to advance incremental amounts subject to certain cash inflows to PFS, as defined, to certain of our subsidiaries and/or affiliates, including eCOST. In the event we need to invest further cash to eCOST, we may be required to seek approval from our lenders to provide such funds. We can provide no assurance that we will receive such approval from our lenders or any terms or conditions required by our lenders in order to obtain such approval. In addition, PFSweb has provided a guaranty of eCOST’s bank line of credit and certain eCOST vendor trade payables.
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
Interest Rate Risk
     Our interest rate risk exists from our outstanding balances on our inventory and working capital financing agreements, taxable revenue bonds, factoring agreement, and loan and security agreements for the financing of inventory, accounts receivable and certain other receivables and certain equipment, which amounted to $51.8 million at June 30, 2009. A 100 basis point movement in interest rates would result in approximately $0.3 million annualized increase or decrease in interest expense based on the outstanding balance of these agreements at June 30, 2009.
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
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15-d-15(f) of the Exchange Act) during the three and six months ended June 30, 2009 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

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
     Our business and future growth currently depend on our ability to access bank and commercial lines of credit. We currently depend on an aggregate of approximately $110 million in credit facilities provided by various banks and commercial lenders. These facilities currently mature at various dates through May 2011 and are secured by substantially all our assets. Our ability to renew our credit facilities depends upon various factors, including the availability of bank loans and commercial credit in general, as well as our financial condition and prospects. Therefore, we cannot guarantee that these credit facilities will continue to be available beyond their current maturity on reasonable terms or at all. Our inability to renew or replace our credit facilities or find alternative financing would materially adversely affect our business, financial condition, operating results and cash flow.
Risks Related to Our PFS and Supplies Distributors Operating Segments
Our business is subject to the risk of customer and supplier concentration.
     For the six months ended June 30, 2009 and 2008, a U.S. government agency and Xerox Corporation represented the source of approximately 13% and 15%, respectively, and approximately 39% and 10%, respectively, of our total service fee revenue, excluding pass-through revenue. The loss of, or non-payment of invoices by, any or all such clients would have a material adverse effect upon our business. In particular, the agreements under which we provide services to such clients are terminable at will upon notice by such clients. Our activity under our contract with the U.S. government agency concluded in the second quarter of 2009 and the nonrenewal of that contract, as well as the loss of, or non-payment of invoices by, any or all of such other clients are likely to have a material adverse effect upon our business.
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
     Sales by Supplies Distributors to two customers accounted for approximately 31% and 29% of Supplies Distributors’ total product revenue for the six months ended June 30, 2009 and 2008, respectively (17% and 15% of our consolidated net revenues in each six month period, respectively). The loss of any one or both of such customers, or non-payment of any material amount by these or any other customer, are likely to have a material adverse effect upon Supplies Distributors’ business.

Risks Related to eCOST, our Online Discount Retailer Segment
Our business is subject to the risk of supplier concentration.
     Our business is dependent on sales of Hewlett Packard (HP) and HP-related products, which represented approximately 42% of eCOST’s net revenues (10% of our consolidated net revenues) in the six months ended June 30, 2009 and 52% of eCOST’s net revenues (12% of our consolidated net revenues) in the comparable period of 2008. If our ability to purchase direct from HP is terminated or restricted, or if the demand for HP and HP-related products declines, our business will be materially adversely affected.
ITEM 2. Changes in Securities and Use of Proceeds
     None
ITEM 3. Defaults Upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
     On June 5, 2009, the Company held its Annual Meeting of Stockholders. The following matters were acted upon and votes cast or withheld:
1.	Election of Directors:

David I. Beatson For: 8,314,481 Withheld: 553,718

James F. Reilly For: 8,030,449 Withheld: 837,750

2.	Approval to Amend the Company’s Amended and Restated Certificate of Incorporation:

For: 8,505,350 Against: 265,996 Abstentions: 96,853 No Vote: 1,073,941

3.	Approval of the Amendments to the Company’s 2005 Employee Stock and Incentive Plan:

For: 3,591,842 Against: 431,241 Abstentions: 13,237 No Vote: 5,905,820

4.	Approval of the Amendments to the Company’s Non-Employee Director Stock Option and Retainer Plan:

For: 3,574,247 Against: 446,090 Abstentions: 15,983 No Vote: 5,905,820

5.	Appointment of Grant Thornton LLP as auditors for the fiscal year ending December 31, 2009:

For: 8,798,636 Against: 67,118 Abstentions: 2,445 No Vote: 1,073,941
ITEM 5. Other Information
     None

ITEM 6. Exhibits
     a) Exhibits:

Exhibit
No.	Description of Exhibits
3.1(1)	Amended and Restated Certificate of Incorporation

3.1.1*	Certificate of Amendment to Certificate of Incorporation of PFSweb, Inc.

3.2(1)	Amended and Restated Bylaws

10.1*	Amended and Restated 2005 Employee Stock and Incentive Plan of PFSweb, Inc.

10.2*	Amended and Restated Non-Employee Director Stock Option and Retainer Plan of PFSweb, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657) and Annual Report on Form 10-K for the Fiscal Year ended December 31, 2005 filed on March 31, 2006.

*	Filed Herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 14, 2009

PFSweb, Inc.
By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer, Chief Accounting Officer, Executive Vice President