Form 10-K/A
period 2007-12-31
PFSWEB INC
filed 2009-09-29
CIK 1095315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No.2)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☑
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

EXPLANATORY NOTE
          This Form 10-K/A Amendment No. 2 amends the 2007 Annual Report of PFSweb, Inc. on Form 10-K originally filed on March 31, 2008, and as amended by Amendment No. 1 on Form 10-K/A filed on April 29, 2008 (as amended, the “2007 Form 10-K”), and is being filed solely to correct certain inadvertent omissions from the certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “302 Certifications”) included as Exhibits 31.1 and 31.2 to the 2007 Form 10-K. Pursuant to Item 246.13 of the SEC Compliance and Disclosure Interpretations: Regulation S-K, this Form 10-K/A includes only the signature page and paragraphs 1, 2, 4 and 5 of the 302 Certifications. This Form 10-K/A does not reflect events occurring after the filing of the 2007 Form 10-K on March 31, 2008 and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the 2007 Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the 2007 Form 10–K.

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

Signature	Title	Date
/s/ MARK C. LAYTON	Chairman of the Board, President and	September 29, 2009

Mark C. Layton	Chief Executive Officer (Principal
Executive Officer)

/s/ THOMAS J. MADDEN	Executive Vice President and Chief	September 29, 2009

Thomas J. Madden	Financial and Accounting Officer
(Principal Financial and Accounting
Officer)

/s/ DR. NEIL JACOBS	Director	September 29, 2009

Dr. Neil Jacobs

/s/ TIMOTHY M. MURRAY	Director	September 29, 2009

Timothy M. Murray

/s/ JAMES F. REILLY	Director	September 29, 2009

James F. Reilly

/s/ DAVID I. BEATSON	Director	September 29, 2009

David I. Beatson