Form 10-Q/A
period 2008-03-31
PFSWEB INC
filed 2009-09-29
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
     This Form 10-Q/A Amendment No. 1 amends the Quarterly Report on Form 10-Q for the period ended March 31, 2008, originally filed on May 15, 2008 (the “Original Form 10-Q”), and is being filed solely to correct certain inadvertent omissions from the certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “302 Certifications”) included as Exhibits 31.1 and 31.2 to the Original Form 10-Q. Pursuant to Item 246.13 of the SEC Compliance and Disclosure Interpretations: Regulation S-K, this Form 10-Q/A includes only the signature page and paragraphs 1, 2, 4 and 5 of the 302 Certifications. This Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q and no attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-Q.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: September 29, 2009

PFSweb, Inc.
By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer, Chief Accounting Officer, Executive Vice President