Form 10-K/A
period 2008-12-31
PFSWEB INC
filed 2009-09-29
CIK 1095315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
          PFSweb, Inc, (the “Company”) is filing this Form 10-K/A Amendment No. 1 to its 2008 Annual Report on Form 10-K originally filed on March 31, 2009, (the “2008 Form 10-K), solely to correct certain inadvertent omissions from the certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 included as Exhibits 31.1 and 31.2 to the 2008 Form 10-K. Pursuant to Item 246.13 of the SEC Compliance and Disclosure Interpretations: Regulation S-K, this Form 10-K/A includes only Items 8, 9A and 15 and the required consents and certifications. This Form 10-K/A does not reflect events occurring after the filing of the 2008 Form 10-K on March 31, 2009 and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the 2008 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the 2008 Form 10-K.
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

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS
(In thousands, except share data)

					Accumulated
			Additional		Other			Total	Comprehensive
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders’	Income
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity	(Loss)
Balance, December 31, 2005	4,811,343	$5	$58,754	$(29,824)	$1,084	18,361	$(85)	$29,934
Net loss	—	—	—	(14,530)	—	—	—	(14,530)	$(14,530)
Stock-based compensation expense	—	—	899	—	—	—	—	899
Employee stock purchase plan	11,581	—	52	—	—	—	—	52
Proceeds from exercised options	5,931	—	16	—	—	—	—	16
Issuance of common stock	1,063,830	1	4,843	—	—	—	—	4,844
Shares issued for eCOST acquisition	4,012,368	4	26,775	—	—	—	—	26,779
Other comprehensive income— foreign currency translation adjustment	—	—	—	—	846	—	—	846	846

Comprehensive loss									$(13,684)

Balance, December 31, 2006	9,905,053	$10	$91,339	$(44,354)	$1,930	18,361	$(85)	$48,840
Net loss	—	—	—	(1,384)	—	—	—	(1,384)	$(1,384)
Stock-based compensation expense	—	—	764	—	—	—	—	764
Employee stock purchase plan	3,852	—	18	—	—	—	—	18
Proceeds from exercised options	496	—	—	—	—	—	—	—
Other comprehensive income— foreign currency translation adjustment	—	—	—	—	604	—	—	604	604

Comprehensive loss									$(780)

Balance, December 31, 2007	9,909,401	$10	$92,121	$(45,738)	$2,534	18,361	$(85)	$48,842
Net loss	—	—	—	(15,655)	—	—	—	(15,655)	$(15,655)
Stock-based compensation expense	—	—	547	—	—	—	—	547
Employee stock purchase plan	7,522	—	26	—	—	—	—	26
Proceeds from exercised options	18,172	—	34	—	—	—	—	34
Other comprehensive loss— foreign currency translation adjustment	—	—	—	—	(709)	—	—	(709)	(709)

Comprehensive loss									$(16,364)

Balance, December 31, 2008	9,935,095	$10	$92,728	$(61,393)	$1,825	18,361	$(85)	$33,085

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

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
Net Loss Per Common Share
     Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Stock options not included in the calculation of diluted net loss per share for the years ended December 31, 2008, 2007 and 2006, were 1.4 million, 1.3 million, and 1.3 million,

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
respectively, as the effect would be anti-dilutive. Warrants not included in the calculation of diluted net loss per share for the years ended December 31, 2007 and 2006, were 0.1 million, at each date, as the effect would be anti- dilutive.
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

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Inventory and Working Capital Financing Agreement, Europe
     Supplies Distributors’ European subsidiaries have a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance their distribution of IPS products in Europe. The asset based credit facility with IBM Belgium provides up to 16.0 million Euros (approximately $22.3 million at December 31, 2008) in financing for purchasing IPS inventory and for certain receivables through its expiration in March 2009. As of December 31, 2008, Supplies Distributors’ European subsidiaries had 4.0 million Euros (approximately $5.6 million at December 31, 2008) of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors and its European subsidiaries to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors’ European subsidiaries, as well as collateralized guaranties of Supplies Distributors and PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $5.5 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at Euribor plus 1.5% as of December 31, 2008 and 2007 (4.1% and 5.8% as of December 31, 2008 and 2007, respectively). Supplies Distributors’ European subsidiaries pay a monthly service fee on the commitment.
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

Loan and Security Agreement — Supplies Distributors
     Supplies Distributors has a loan and security agreement with Wachovia Bank, N.A. (“Wachovia”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of December 31, 2008, Supplies Distributors had $1.7 million of available credit under this agreement. The Wachovia facility expires on the earlier of March 2009 or the date on which the parties to the IPS master distributor agreement (see Note 6) no longer operate under the terms of such agreement and/or IPS no longer supplies products pursuant to such agreement. Borrowings under the Wachovia facility accrue interest at prime rate or Eurodollar rate plus 1.75% to

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
2.25%, dependent on excess availability, as defined. The interest rate as of December 31, 2008 was 4.0% for $5.6 million of outstanding borrowings and 2.5% for $4.0 million of outstanding borrowings. As of December 31, 2007, the interest rate was 7.25% for $6.4 million of outstanding borrowings and 7.2% for $4.0 million of outstanding borrowings. This agreement contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $5.5 million and restricted cash of less than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks and Wachovia pursuant to which a security interest was granted to Wachovia for all U.S. and Canadian customer remittances received in specified bank accounts. At December 31, 2008 and December 31, 2007, these bank accounts held $0.1 million and $1.4 million, respectively, which was restricted for payment to Wachovia.
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
Credit Facility — eCOST
     eCOST has an asset-based line of credit facility that provides for borrowings of up to $7.5 million from Wachovia, through May 2009, which is collateralized by substantially all of eCOST’s assets. Borrowings under the facility are limited to a percentage of eligible accounts receivable and inventory. Outstanding amounts under the facility bear interest at rates ranging from prime rate to the prime rate plus 0.5% (3.25% and 7.75% as of December 31, 2008 and 2007, respectively, depending on eCOST’s financial results. As of December 31, 2008, eCOST had $1.1 million of letters of credit outstanding and $2.0 million of available credit under this facility. In connection with the line of credit, eCOST entered into a cash management arrangement whereby eCOST’s operating amounts are swept and used to repay outstanding amounts under the line of credit. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, and requires a minimum tangible net worth of $0, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
Private Placement Transactions
     In 2003, the Company entered into a Securities Purchase Agreement with certain institutional investors in a private placement transaction pursuant to which the Company issued and sold its common stock, par value $.001 per share (the “Common Stock”). In addition to the Common Stock, the investors received four-year warrants to purchase an aggregate 84,145 shares of Common Stock at an exercise price of $15.51 per share. As a result of the merger with eCOST and the private placement transaction in June 2006, the warrants were adjusted such that there were 120,208 warrants outstanding with an exercise price of $10.86 per share as of December 31, 2007. These warrants expired unexercised in January 2008.
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

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
each quarter. Stock options must be exercised within 10 years from the date of grant. Stock options are generally issued such that the exercise price is equal to the market value of the Company’s common stock at the date of grant.
     As of December 31, 2008, there were 366,816 shares available for future grants under the Stock Option Plans.
     The following table summarizes stock option activity under the Stock Option Plans:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
			Exercise	Contractual	Intrinsic
	Shares	Price Per Share_	Price	Life	Value
Outstanding, December 31, 2007	1,208,659	$1.83-$75.20	$5.88
Granted	182,554	$4.04-$5.55	$4.35
Exercised	(18,173)	$1.83-$3.43	$1.84
Canceled	(20,633)	$1.83-$12.08	$6.33

Outstanding, December 31, 2008	1,352,407	$1.83-$75.20	$5.71

Exercisable, December 31, 2008	1,148,770	$1.83-$75.20	$5.94	4.4	$—

Exercisable and expected to vest, December 31, 2008	1,312,313	$1.83-$75.20	$5.74	4.4	$—

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
     The following table summarizes stock option activity under the Non-plan Options:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
			Exercise	Contractual	Intrinsic
	Shares	Price Per Share	Price	Life	Value
Outstanding, December 31, 2007	91,323	$4.28-$49.73	$4.42
Granted	—	$—	$—
Exercised	—	$—	$—
Canceled	(301)	$49.73	$49.73

Outstanding, December 31, 2008	91,022	$4.28	$4.28	2.9	$—

Exercisable, December 31, 2008	91,022	$4.28	$4.28	2.9	$—

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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

SCHEDULE II
PFSWEB, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31
(Amounts in thousands)

		Additions
		Charges		Balance		Balance
	Balance at	to Cost		Acquired		at End
	Beginning	and	Charges to Other	via		of
	of Period	Expenses	Accounts	Acquisition	Deductions	Period
Year Ended December 31, 2006:
Allowance for doubtful accounts	$484	960	—	1,072	(164)	$2,352
Allowance for slow moving inventory	$1,539	1,495	—	—	(47)	$2,987
Income tax valuation allowance	$12,422	3,285	—	6,243	—	$21,950
Year Ended December 31, 2007:
Allowance for doubtful accounts	$2,352	254	—	—	(1,123)	$1,483
Allowance for slow moving inventory	$2,987	(440)	—	—	(467)	$2,080
Income tax valuation allowance	$21,950	898	—	—	—	$22,848
Year Ended December 31, 2008:
Allowance for doubtful accounts	$1,483	174	—	—	(677)	$980
Allowance for slow moving inventory	$2,080	1,482	—	—	(1,438)	$2,124
Income tax valuation allowance	$22,848	—	—	—	(807)	$22,041

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

Signature	Title	Date

/s/ MARK C. LAYTON Mark C. Layton	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	September 29, 2009

/s/ THOMAS J. MADDEN Thomas J. Madden	Executive Vice President and Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	September 29, 2009

/s/ DR. NEIL JACOBS Dr. Neil Jacobs	Director	September 29, 2009

/s/ TIMOTHY M. MURRAY Timothy M. Murray	Director	September 29, 2009

/s/ JAMES. F. REILLY James F. Reilly	Director	September 29, 2009

/s/ DAVID I. BEATSON David I. Beatson	Director	September 29, 2009