Form 10-Q
period 2009-09-30
PFSWEB INC
filed 2009-11-16
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At November 16, 2009 there were 9,933,803 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES
Form 10-Q
September 30, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	September 30,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,824	$16,050
Restricted cash	2,021	2,008
Accounts receivable, net of allowance for doubtful accounts of $629 and $980 at September 30, 2009 and December 31, 2008, respectively	34,790	44,546
Inventories, net of reserves of $2,016 and $2,124 at September 30, 2009 and December 31, 2008, respectively	36,461	47,186
Other receivables	14,076	13,072
Prepaid expenses and other current assets	4,532	3,802

Total current assets	107,704	126,664

PROPERTY AND EQUIPMENT, net	10,988	12,106
IDENTIFIABLE INTANGIBLES	843	961
GOODWILL	3,602	3,602
OTHER ASSETS	1,524	1,188

Total assets	$124,661	$144,521

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$20,191	$22,251
Trade accounts payable	50,481	61,988
Accrued expenses	20,123	21,054

Total current liabilities	90,795	105,293

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	1,910	4,951
OTHER LIABILITIES	1,621	1,192

Total liabilities	94,326	111,436

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 9,949,551 and 9,935,095 shares issued at September 30, 2009 and December 31, 2008, respectively; and 9,931,190 and 9,916,734 outstanding at September 30, 2009 and December 31, 2008, respectively	10	10
Additional paid-in capital	93,050	92,728
Accumulated deficit	(65,016)	(61,393)
Accumulated other comprehensive income	2,376	1,825
Treasury stock at cost, 18,361 shares	(85)	(85)

Total shareholders’ equity	30,335	33,085

Total liabilities and shareholders’ equity	$124,661	$144,521

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES:
Product revenue, net	$65,713	$79,157	$197,522	$252,496
Service fee revenue	13,118	22,900	42,604	64,966
Pass-through revenue	6,776	7,852	16,748	21,600

Total net revenues	85,607	109,909	256,874	339,062

COSTS OF REVENUES:
Cost of product revenue	59,611	73,128	180,746	233,475
Cost of service fee revenue	9,674	15,588	30,406	44,537
Pass-through cost of revenue	6,776	7,852	16,748	21,600

Total costs of revenues	76,061	96,568	227,900	299,612

Gross profit	9,546	13,341	28,974	39,450

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, including stock based compensation expense of $97 and $109 in the three months ended September 30, 2009 and 2008, respectively, and $309 and $438 in the nine months ended September 30, 2009 and 2008, respectively	9,972	12,454	31,283	36,397
AMORTIZATION OF IDENTIFIABLE INTANGIBLES	26	202	79	605

Total operating expenses	9,998	12,656	31,362	37,002

Income (loss) from operations	(452)	685	(2,388)	2,448

INTEREST EXPENSE, NET	288	426	967	1,123

Income (loss) before income taxes	(740)	259	(3,355)	1,325
INCOME TAX EXPENSE (BENEFIT), NET	106	216	268	806

NET INCOME (LOSS)	$(846)	$43	$(3,623)	$519

NET INCOME (LOSS) PER SHARE:
Basic	$(0.09)	$0.00	$(0.36)	$0.05

Diluted	$(0.09)	$0.00	$(0.36)	$0.05

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	9,931	9,913	9,927	9,902

Diluted	9,931	9,972	9,927	9,991

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,623)	$519
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,191	4,819
Loss on sale of assets	—	17
Provision for doubtful accounts	(170)	—
Provision for excess and obsolete inventory	752	950
Deferred income taxes	(41)	42
Stock-based compensation	309	438
Changes in operating assets and liabilities:
Restricted cash	(6)	227
Accounts receivable	10,339	7,106
Inventories, net	10,676	(5,252)
Prepaid expenses, other receivables and other assets	(1,461)	(3,143)
Accounts payable, accrued expenses and other liabilities	(13,479)	5,585

Net cash provided by operating activities	8,487	11,308

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,523)	(4,738)
Proceeds from sale of assets	—	117

Net cash used in investing activities	(3,523)	(4,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(1,261)	(1,354)
Increase in restricted cash	(7)	(986)
Proceeds from issuance of common stock	13	50
Payments on debt, net	(4,508)	(3,953)

Net cash used in financing activities	(5,763)	(6,243)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	573	(15)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(226)	429

CASH AND CASH EQUIVALENTS, beginning of period	16,050	14,272

CASH AND CASH EQUIVALENTS, end of period	$15,824	$14,701

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under capital leases	$364	$240

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
Basis of Presentation
     The unaudited interim condensed consolidated financial statements as of September 30, 2009, and for the three and nine months ended September 30, 2009 and 2008, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of September 30, 2009, its results of operations for the three and nine months ended September 30, 2009 and 2008 and its cash flows for the nine months ended September 30, 2009 and 2008. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.
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

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
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
Investment in Affiliates
     Priority Fulfillment Services, Inc. (“PFS”), a wholly-owned subsidiary of PFSweb, has made advances to Supplies Distributors that are evidenced by a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Subordinated Note cannot be increased to more than $6.5 million or decreased to less than $5.0 million without prior approval of the Company’s lenders. As of September 30, 2009 and December 31, 2008, the outstanding balance of the Subordinated Note was $5.0 million and $5.5 million, respectively. The Subordinated Note is eliminated in the Company’s consolidated financial statements.
     PFS has also made advances to eCOST, which aggregated $10.9 million as of September 30, 2009 and $10.6 million as of December 31, 2008. Certain of the Company’s debt facilities provide that the total advances to eCOST may not be less than $2.0 million without prior approval of eCOST’s lender. PFS has received the approval of its lender to advance incremental amounts subject to certain cash inflows to PFS, as defined, to certain of its subsidiaries and/or affiliates, including eCOST, if needed. PFSweb has also advanced to eCOST $5.0 million and $4.7 million as of September 30, 2009 and December 31, 2008, respectively.
Concentration of Business and Credit Risk
     The Company’s service fee revenue is generated under contractual service fee relationships with multiple client relationships. No service fee clients or product revenue customers exceeded 10% of consolidated total net revenue or accounts receivable during the nine months ended September 30, 2009. A summary of the nonaffiliated customer and client concentrations is as follows:

	Nine Months Ended
	September 30,	September 30,
	2009	2008
Product Revenue (as a percentage of Product Revenue):
Customer 1	12%	11%
Customer 2	9%	10%

Service Fee Revenue (as a percentage of Service Fee Revenue):
Client 1	9%	40%
Client 2	16%	10%
Client 3	11%	6%
Client 4	10%	7%
     Client 1 did not renew its contract with PFS effective January 2009, though certain project work continued to occur through the quarter ended June 30, 2009.
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
     eCOST’s arrangements with its vendors are terminable by either party at will. Loss of any vendors could have a material adverse effect on eCOST’s financial position, results of operations and cash flows. Sales of HP and HP-related products represented 45% of eCOST’s net revenues (11% of the Company’s consolidated total net revenues) in the nine months ended September 30, 2009 and 48% of eCOST’s net revenues (11% of the Company’s consolidated total net revenues) in the comparable 2008 period.
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
Property and Equipment
     The Company’s property held under capital leases amounted to approximately $2.5 million and $3.4 million, net of accumulated amortization of approximately $9.8 million and $8.4 million, at September 30, 2009 and December 31, 2008, respectively.
Stock-Based Compensation
     During the nine months ended September 30, 2009, the Company issued an aggregate of 352,767 options to purchase shares of common stock to officers, directors, employees and consultants of the Company.
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

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Cash Paid for Interest and Taxes
     The Company made payments for interest of approximately $1.0 million and $1.2 million during the nine months ended September 30, 2009 and 2008, respectively. Income taxes of approximately $0.6 million and $1.5 million were paid by the Company during the nine months ended September 30, 2009 and 2008, respectively.
Subsequent Events
     The Company has evaluated its subsequent events through November 16, 2009. There were no events or transactions that occurred after September 30, 2009 that required disclosure in the financial statements.
Impact of Recently Issued Accounting Standards
     On January 1, 2009, the Company adopted the Financial Accounting Standards Board’s, or FASB, new accounting guidance for the fair value measurement of all non-financial assets and liabilities. The guidance delayed the effective date for the treatment of certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
     On January 1, 2009, the Company adopted new FASB guidance contained in FASB Accounting Standards Codification (“ASC”) 805, which changes the method of accounting for business combinations. Under ASC 805, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. ASC 805 requires that transaction costs such as legal, accounting and advisory fees be expensed and requires a substantial number of new disclosures. The Company applied the provisions of the new standard in the first quarter of 2009, which did not have a material impact on the Company’s consolidated financial statements.
     On January 1, 2009, the Company adopted new FASB guidance contained in ASC 810, which establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. The Company applied the provisions of the new standard in the first quarter of 2009. The adoption of the statement did not have a material impact on the Company’s consolidated financial statements.
     On January 1, 2009, the Company adopted the applicable sections of ASC 350-30, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. ASC 350-30 applies prospectively to all intangible assets acquired after January 1, 2009, whether acquired in a business combination or otherwise. The adoption of the applicable sections of ASC 350-30 will impact the Company’s accounting for new intangible assets acquired in business combinations that occur after January 1, 2009. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.
     In May 2009, the FASB updated, and we adopted, the Subsequent Events Topic of the FASB ASC to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This topic requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. This topic is effective in the first interim period ending after June 15, 2009. The adoption of this update did not have a material impact on the Company’s financial statements.
     In June 2009, the FASB issued ASU 2009-01, Generally Accepted Accounting Principles and approved the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative nongovernmental US GAAP. The Codification does not change previous US GAAP, but is intended to

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All prior accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. ASU 2009-01 is effective for interim and annual periods ending after September 15, 2009. The implementation of this update did not have an impact on the Company’s consolidated financial statements.
     In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force to amend certain guidance in FASB Accounting Standards CodificationTM (ASC) 605, Revenue Recognition, 25, “Multiple-Element Arrangements”. The amended guidance in ASC 605-25 (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price.
     The FASB also issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force, to amend the scope of arrangements under ASC 985, Software, 605, “Revenue Recognition” to exclude tangible products containing software components and non-software components that function together to deliver a product’s essential functionality.
     The amended guidance in ASC 605-25 and ASC 985-605 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. The Company is in the process of evaluating the impact the amendments to ASC 605-25 and ASC 985-605 will have on its consolidated financial statements.
3. COMPREHENSIVE INCOME (LOSS) (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$(846)	$43	$(3,623)	$519
Other comprehensive income (loss):
Foreign currency translation adjustment	435	(1,041)	551	(381)

Comprehensive income (loss)	$(411)	$(998)	$(3,072)	$138

4. NET INCOME (LOSS) PER COMMON SHARE
     Basic and diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the reporting period. For both the three and nine months ended September 30, 2009, 1.8 million outstanding options to purchase common shares were anti-dilutive and have been excluded from the diluted weighted average share computation. For the three and nine months ended September 30, 2008, common stock equivalents of 0.1 million and 0.8 million, respectively, are included in the diluted weighted average number of shares outstanding. For both the three and nine months ended September 30, 2008, 1.3 million and 0.6 million, respectively, of outstanding options to purchase common shares were anti-dilutive and have been excluded from the diluted weighted average share computation.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
5. VENDOR FINANCING:
     Outstanding obligations under vendor financing arrangements consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Inventory and working capital financing agreements:
United States	$15,083	$23,885
Europe	13,687	16,422

Total	$28,770	$40,307

Inventory and Working Capital Financing Agreement, United States
     Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of IPS products in the United States, providing financing for eligible IPS inventory and certain receivables up to $30.5 million through its expiration in March 2010. As of September 30, 2009, Supplies Distributors had $3.5 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $5.0 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (3.75% as of September 30, 2009). The facility also includes a monthly service fee. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.
Inventory and Working Capital Financing Agreement, Europe
     Supplies Distributors’ European subsidiary has a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance its distribution of IPS products in Europe. The asset based credit facility with IBM Belgium provides up to 16.0 million euros (approximately $23.4 million) in inventory financing and cash advances based on eligible inventory and accounts receivable through its expiration in March 2010. As of September 30, 2009, Supplies Distributors’ European subsidiaries had 0.8 million euros ($1.2 million) of available credit. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors and its European subsidiaries to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors’ European subsidiary, as well as collateralized guaranties of Supplies Distributors and PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $5.0 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest at Euribor plus 1.94% for cash advances, and, after a defined free financing period, at Euribor plus 4.25% for inventory financings. As of September 30, 2009, the interest rate was 2.4% on the $3.1 million of outstanding cash advances (see Note 6) and 4.7% on the $13.7 million of outstanding inventory financings. Supplies Distributors’ European subsidiary pays a monthly service fee on the commitment. Given the structure of this facility and as outstanding inventory

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
financing balances are repaid within twelve months, the Company has classified the outstanding inventory financing amounts under this facility as accounts payable in the consolidated balance sheets.
6. DEBT AND CAPITAL LEASE OBLIGATIONS;
     Outstanding obligations under debt and capital lease obligations consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Loan and security agreements, United States
Supplies Distributors	$6,814	$9,649
PFS	3,400	6,000
Inventory and Working Capital Financing Agreement, Europe (see Note 5)	3,064	599
Credit facility — eCOST	—	—
Factoring agreement, Europe	1,738	2,577
Taxable revenue bonds	2,400	3,200
Master lease agreements	4,003	4,657
Other	682	520

Total	22,101	27,202
Less current portion of long-term debt	20,191	22,251

Long-term debt, less current portion	$1,910	$4,951

Loan and Security Agreement — Supplies Distributors
     Supplies Distributors has a loan and security agreement with Wachovia Bank, N.A. (“Wachovia”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of September 30, 2009, Supplies Distributors had $2.9 million of available credit under this agreement. The Wachovia facility expires on the earlier of March 2011 or the date on which the parties to the IPS master distributor agreement no longer operate under the terms of such agreement and/or IPS no longer supplies products pursuant to such agreement. Borrowings under the Wachovia facility accrue interest at prime rate plus 0.25% to 0.75% (3.75% as of September 30, 2009) or Eurodollar rate plus 2.5% to 3.0%, dependent on excess availability, as defined,. This agreement contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $5.0 million and may not maintain restricted cash of more than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks and Wachovia pursuant to which a security interest was granted to Wachovia for all U.S. and Canadian customer remittances received in specified bank accounts. At September 30, 2009 and December 31, 2008, these bank accounts held $0.2 million and $0.1 million, respectively, which was restricted for payment to Wachovia.
Loan and Security Agreement — PFS
     PFS has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”). The Comerica Agreement provides for up to $10.0 million of eligible accounts receivable financing through March 2010. Borrowings under the Comerica Agreement accrue interest at a defined rate, which will generally be prime rate plus 2%, with a minimum of 4.5% (5.25% at September 30, 2009). As of September 30, 2009, PFS had $3.8 million of available credit under this facility. The Comerica Agreement contains cross default provisions, various restrictions upon PFS’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
directly or indirectly owned by PFSweb, Inc.), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the subordinated note receivable from Supplies Distributors to a maximum of $6.5 million. Comerica has provided approval for PFS to advance incremental amounts subject to certain cash inflows to PFS, as defined, to certain of its subsidiaries and/or affiliates, including eCOST, if needed. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb, Inc.
Credit Facility — eCOST
     eCOST has an asset-based line of credit facility of up to $7.5 million from Wachovia, through May 2011, which is collateralized by substantially all of eCOST’s assets. Borrowings under the facility are limited to a percentage of eligible accounts receivable and inventory. Outstanding borrowings under the facility bear interest at rates ranging prime rate plus 0.75% to 1.25% or Eurodollar rate plus 3.0% to 4.0%, depending on eCOST’s financial results. There were no outstanding borrowings as of September 30, 2009. As of September 30, 2009, eCOST had $1.0 million of letters of credit outstanding and $1.3 million of available credit under this facility. In connection with the line of credit, eCOST entered into a cash management arrangement whereby eCOST’s operating amounts are considered restricted and swept and used to repay outstanding amounts under the line of credit. As of September 30, 2009 and December 31, 2008, the restricted cash amount was $0.2 million in each period. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, and requires a minimum tangible net worth of $0 million, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.
Factoring Agreement
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million euros (approximately $11.0 million) of eligible accounts receivables through March 2010. As of September 30, 2009, Supplies Distributors’ European subsidiary had approximately 0.9 million euros ($1.3 million) of available credit under this agreement. Borrowings accrue interest at Euribor plus 1.2% (1.6% at September 30, 2009). This agreement contains various restrictions upon the ability of Supplies Distributors’ European subsidiary to, among other things, merge, consolidate and incur indebtedness, as well as financial covenants, such as minimum net worth. This agreement is secured by a guarantee of Supplies Distributors, up to a maximum of 200,000 euros.
Taxable Revenue Bonds
     PFS has a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of $5 million MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned the proceeds of the Bonds to PFS for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in one of the Company’s Southaven, Mississippi distribution facilities. The Bonds bear interest at a variable rate (0.8% as of September 30, 2009), as determined by Comerica Securities, as Remarketing Agent. PFS, at its option, may convert the Bonds to a fixed rate, to be determined by the Remarketing Agent at the time of conversion.
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
Debt Covenants
     To the extent the Company or any of its subsidiaries fail to comply with covenants applicable to its debt or vendor financing obligations, including the monthly financial covenant requirements and required level of shareholders’ equity or net worth, and one or all of the lenders accelerate the repayment of the credit facility obligations, the Company would be required to repay all amounts outstanding thereunder. In particular, in the event eCOST is unable to increase its revenue and/or gross profit from its present levels, or if PFS service fee revenue declines from expected levels and it is unable to reduce costs to correspond to such reduced revenue levels or if Supplies Distributors revenue or gross profit declines from expected levels, such events may result in a breach of one or more of the financial covenants required under its working capital line of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and demand for payment under the Company parent guaranty. Any acceleration of the repayment of the credit facilities would have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. As of September 30, 2009, the Company was in compliance with all debt covenants.
Master Lease Agreements
     The Company has a Term Lease Master Agreement with IBM Credit Corporation (“Master Lease Agreement”) that provides for leasing or financing transactions of equipment and other assets, which generally have terms of three years. The amounts outstanding under this Master Lease Agreement ($1.9 million as of September 30, 2009 and $1.7 million as of December 31, 2008) are secured by the related equipment.
     The Company has two other master agreements with financing companies that provide for leasing or financing transactions of certain equipment. The amounts outstanding under these agreements were $1.1 million and $1.5 million as of September 30, 2009 and December 31, 2008, respectively, and are secured by the related equipment.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues (in thousands):
PFSweb	$21,494	$32,645	$64,812	$92,637
Supplies Distributors	45,120	55,448	135,720	177,795
eCOST	20,593	23,709	61,802	74,701
Eliminations	(1,600)	(1,893)	(5,460)	(6,071)

	$85,607	$109,909	$256,874	$339,062

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income (loss) from operations (in thousands):
PFSweb	$(2,375)	$6	$(5,760)	$(289)
Supplies Distributors	2,162	1,427	4,559	5,136
eCOST	(239)	(748)	(1,187)	(2,399)
Eliminations	—	—	—	—

	$(452)	$685	$(2,388)	$2,448

Depreciation and amortization (in thousands):
PFSweb	$1,445	$1,426	$4,910	$4,074
Supplies Distributors	8	2	26	12
eCOST	87	248	255	733
Eliminations	—	—	—	—

	$1,540	$1,676	$5,191	$4,819

Capital expenditures (in thousands):
PFSweb	$1,563	$2,987	$3,408	$4,467
Supplies Distributors	—	—	2	77
eCOST	11	96	113	194
Eliminations	—	—	—	—

	$1,574	$3,083	$3,523	$4,738

	September 30,	December 31,
	2009	2008
Assets (in thousands):
PFSweb	$62,405	$108,436
Supplies Distributors	69,245	82,280
eCOST	13,585	13,489
Eliminations	(20,574)	(59,684)

	$124,661	$144,521

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
Forward-Looking Information
     We have made forward-looking statements in this Report on Form 10-Q. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “seek,” “strive,” “believe,” “expect,” “anticipate,” “predict,” “potential,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “target” and “estimate” or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to those set forth above or elsewhere in this Report on Form 10-Q and our Form 10-K for the year ended December 31, 2008, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:
•	our ability to retain and expand relationships with existing clients and attract and implement new clients;

•	our reliance on the fees generated by the transaction volume or product sales of our clients;

•	our reliance on our clients’ projections or transaction volume or product sales;

•	our dependence upon our agreements with International Business Machines Corporation (“IBM”) and InfoPrint Solutions Company (“IPS”), a joint venture company owned by Ricoh and IBM;

•	our dependence upon our agreements with our major clients;

•	our client mix, their business volumes and the seasonality of their business;

•	our ability to finalize pending contracts;

•	the impact of strategic alliances and acquisitions;

•	trends in e-commerce, outsourcing, government regulation both foreign and domestic and the market for our services;

•	whether we can continue and manage growth;

•	increased competition;

•	our ability to generate more revenue and achieve sustainable profitability;

•	effects of changes in profit margins;

•	the customer and supplier concentration of our business;

•	the reliance on third-party subcontracted services;

•	the unknown effects of possible system failures and rapid changes in technology;

•	foreign currency risks and other risks of operating in foreign countries;

•	potential litigation;

•	potential delisting;

•	our dependency on key personnel;

•	the impact of new accounting standards, and changes in existing accounting rules or the interpretations of those rules;

•	our ability to raise additional capital or obtain additional financing;

•	our ability and the ability of our subsidiaries to borrow under current financing arrangements and maintain compliance with debt covenants;

•	relationship with and our guarantees of certain of the liabilities and indebtedness of our subsidiaries;

•	taxation on the sale of our products;

•	eCOST’s ability to maintain existing and build new relationships with manufacturers and vendors and the success of its advertising and marketing efforts;

•	eCOST’s ability to increase its sales revenue and sales margin and improve operating efficiencies; and

•	eCOST’s ability to generate projected cash flows sufficient to cover the values of its intangible assets.
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
     Our second business segment is a product revenue model. In this segment, we are a master distributor of product for IPS and certain other clients. In this capacity, we purchase, and thus own, inventory and recognize the corresponding product revenue. As a result, upon the sale of inventory, we own the accounts receivable. Freight costs billed to customers are reflected as components of product revenue. This business segment requires significant working capital requirements, for which we have senior credit facilities to provide for approximately $91 million of available financing.
     Our third business segment is a web-commerce product revenue model focused on the sale of products to a broad range of consumer and small business customers. In this segment we operate as a multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise. Our product line currently offers approximately 350,000 products in several primary merchandise categories, primarily including computers, networking, electronics and entertainment, TV’s, plasmas and monitors, cameras and camcorders, memory and storage, “For the Home” and sports and leisure.
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

Results of Operations
For the Interim Periods Ended September 30, 2009 and 2008
     The following table sets forth certain historical financial information from our unaudited interim condensed consolidated statements of operations expressed as a percent of net revenues (in millions):

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
				% of Net Revenues					% of Net Revenues
	2009	2008	Change	2009	2008	2009	2008	Change	2009	2008
Revenues:
Product revenue, net	$65.7	$79.1	$(13.4)	76.8%	72.0%	$197.5	$252.5	$(55.0)	76.9%	74.4%
Service fee revenue	13.1	22.9	(9.8)	15.3%	20.9%	42.6	65.0	(22.4)	16.6%	19.2%
Pass-through revenue	6.8	7.9	(1.1)	7.9%	7.1%	16.8	21.6	(4.8)	6.5%	6.4%

Total net revenues	85.6	109.9	(24.3)	100.0%	100.0%	256.9	339.1	(82.2)	100.0%	100.0%
Cost of Revenues
Cost of product revenue (1)	59.6	73.1	(13.5)	90.7%	92.4%	180.7	233.5	(52.8)	91.5%	92.5%
Cost of service fee revenue (2)	9.7	15.6	(5.9)	73.7%	68.1%	30.4	44.5	(14.1)	71.4%	68.6%
Pass-through cost of revenue (3)	6.8	7.9	(1.1)	100.0%	100.0%	16.8	21.6	(4.8)	100.0%	100.0%

Total cost of revenues	76.1	96.6	(20.5)	88.8%	87.9%	227.9	299.6	(71.7)	88.7%	88.4%

Product revenue gross profit	6.1	6.0	0.1	9.3%	7.6%	16.8	19.0	(2.2)	8.5%	7.5%
Service fee gross profit	3.4	7.3	(3.9)	26.3%	31.9%	12.2	20.5	(8.3)	28.6%	31.4%
Pass-through gross profit	—	—	—	—%	—%	—	—	—	—%	—%

Total gross profit	9.5	13.3	(3.8)	11.2%	12.1%	29.0	39.5	(10.5)	11.3%	11.6%

Operating Expenses	10.0	12.7	(2.7)	11.7%	11.5%	31.4	37.0	(5.6)	12.2%	10.9%

Income from operations	(0.5)	0.6	(1.1)	(0.4)%	0.6%	(2.4)	2.5	(4.9)	(0.9)%	0.7%
Interest expense, net	0.2	0.4	0.2	0.3%	0.4%	1.0	1.2	0.2	0.4%	0.3%

Income before income taxes	(0.7)	0.2	(0.9)	(0.7)%	0.2%	(3.4)	1.3	(4.7)	(1.3)%	0.4%

Income tax expense, net	0.1	0.2	0.1	0.1%	0.2%	0.2	0.8	0.6	0.1%	0.2%

Net income (loss)	$(0.8)	$0.0	$(0.8)	(0.8)%	—%	$(3.6)	$0.5	$(4.1)	(1.4)%	0.2%

(1)	% of net revenues represents the percent of Product revenue, net.

(2)	% of net revenues represents the percent of Service fee revenue.

(3)	% of net revenues represents the percent of Pass-through revenue.
     Product Revenue, net. eCOST product revenue was $20.6 million in the three months ended September 30, 2009, a 13.1% decrease as compared to $23.7 million in the comparable quarter of the prior year. The decrease is primarily due to a decline in sales in the business to consumer sales channel during the three month period compared to prior year primarily resulting from the impact of the global economic environment. eCOST product revenue was $61.8 million in the nine months ended September 30, 2009, a 17.3% decrease as compared to $74.7 million in the comparable quarter of the prior year. The decrease in the nine month period is primarily due to a decline in sales in the business to business channel resulting from the impact of the global economic environment as well as eCOST’s reduced emphasis on this lower margin channel.
     Supplies Distributors product revenue of $45.1 million decreased $10.3 million, or 18.6%, in the three months ended September 30, 2009 as compared to the same quarter of the prior year. Product revenue of $135.7 million decreased $42.1 million, or 23.7%, in the nine months ended September 30, 2009 as compared to the same period of the prior year. The decreases are primarily due to decreased sales volume resulting from the impact of the overall global economic pressures, inventory rationalization by customers, reduced IBM and IPS printer installations in certain categories as well as the negative impact of foreign exchange rates compared to the same three and nine month periods in the prior year. In addition, product revenue in the nine months ended September 30, 2009 was negatively impacted by a $1.4 million reduction of revenue resulting from a customer bankruptcy.

     Service Fee Revenue. Service fee revenue of $13.1 million decreased $9.8 million, or 42.7%, in the three months ended September 30, 2009 as compared to the same quarter of the prior year. Service fee revenue of $42.6 million decreased $22.4 million, or 34.4%, in the nine months ended September 30, 2009 as compared to the same period of the prior year. The decrease in service fee revenue for the three and nine months ended September 30, 2009 is primarily due to the non-renewal of a certain U.S. government agency client relationship partially offset by increased service fees generated from the impact of new service contract relationships. The change in service fee revenue is shown below ($ millions):

	Three	Nine
	Months	Months
Period ended September 30, 2008	$22.9	$65.0
New service contract relationships, including certain incremental projects under new contracts	2.6	5.2
Change in existing client service fees	(0.1)	(25.8)
Terminated clients	(12.3)	(1.8)

Period ended September 30, 2009	$13.1	$42.6

     The $22.7 million reduction of service fee revenue which resulted from the non-renewal of the U.S. government agency client is included in the existing client line item above for the nine month period as there was activity with this client in each of the nine month periods. For the three month period, the $10.3 million reduction of service fee revenue which resulted from the non-renewal is included in the terminated client line item.
     Cost of Product Revenue. The gross margin for eCOST was $1.8 million or 9.0% of product revenue in the three months ended September 30, 2009 and $2.2 million or 9.2% of product revenue during the comparable period of 2008. The decline in gross margin is primarily due to the customer mix, which included a larger percentage of sales to the lower margin business-to-business segment during the three months ended September 30, 2009 compared to the same period last year.
     The gross margin for eCOST was $5.9 million or 9.5% of product revenue in the nine months ended September 30, 2009 and $6.2 million or 8.5% of product revenue during the comparable period of 2008. The increase in gross margin percentage in the nine month period is primarily due to the customer mix, which included a larger percentage of sales to the higher margin business-to-consumer channel compared to the same period last year. We are targeting an increasing percentage of eCOST revenues to be generated from the business-to-consumer channel, yet we continue to strive to improve our product sales and gross margin in our business-to-business channel. We expect overall gross margin for eCOST in 2009 will continue to be higher than the prior year.
     Supplies Distributors cost of product revenue decreased by $10.7 million, or 20.8%, to $40.9 million in the three months ended September 30, 2009 primarily as a result of decreased product sales. The resulting gross profit margin was $4.2 million, or 9.4% of product revenue, for the three months ended September 30, 2009 and $3.8 million, or 6.9% of product revenue, for the comparable 2008 period. The three month period ending September 30, 2009 includes the impact of certain incremental inventory cost related adjustments which are not expected to continue at the same rate in future periods.
     Supplies Distributors cost of product revenue decreased by $40.3 million, or 23.7%, to $124.8 million in the nine months ended September 30, 2009 primarily as a result of decreased product sales. The resulting gross profit margin was $10.9 million, or 8.0% of product revenue, for the nine months ended September 30, 2009 and $12.7 million, or 7.1% of product revenue, for the comparable 2008 period. The 2008 and 2009 nine month periods include the impact of certain incremental inventory cost adjustments. The 2009 margin percentage reflects an increase due to incremental gross margin earned on product sales resulting from certain product price increases, which is partially offset by a reduction in revenue resulting from a customer bankruptcy during the first quarter of 2009.
     Cost of Service Fee Revenue. Gross profit as a percentage of service fees was 26.3% in the three months ended September 30, 2009, compared to 31.9% in the same period of the prior year. Gross profit as a percentage of service fees was 28.6% in the nine months ended September 30, 2009, compared to 31.4% in the same period of the prior year. The margins in the prior year periods included the benefit of nine months of higher margin incremental project work associated with the U.S. government contract relationship that was not renewed and was completed in the second quarter of 2009.

     We target to earn an overall average gross profit of 25-30% on existing and new service fee contracts, but we have and may continue to accept lower gross margin percentages on certain contracts depending on contract scope and other factors.
     Operating Expenses. Operating expenses for the three months ended September 30, 2009 decreased $2.7 million to $10.0 million from $12.7 million in the same 2008 period. As a percentage of total net revenue, operating expenses were 11.7% in the three months ended September 30, 2009 and 11.5% in the comparable period.
     Operating expenses for the nine months ended September 30, 2009 decreased $5.6 million to $31.4 million from $37.0 million in the same 2008 period. As a percentage of total net revenue, operating expenses were 12.2% in the nine months ended September 30, 2009 and 10.9% in the comparable period. The increase in percentage of total net revenue is primarily due to the reduction in total net revenues which decreased at a higher rate than the reduction in operating expenses. During the three and nine months ended September 30, 2009, we implemented certain cost reductions, primarily including personnel related adjustments, as a result of the lower service fee revenue and product revenue.
     Income Taxes. We recorded a tax provision associated primarily with state income taxes and our subsidiary Supplies Distributors’ Canadian and European operations. During the nine months ended September 30, 2009, we recognized a tax benefit relating to our adoption of a new transfer pricing policy between certain international subsidiaries. This policy adoption resulted from the completion of a transfer pricing study and its approval by appropriate tax regulators. A valuation allowance has been provided for the majority of our net deferred tax assets as of September 30, 2009 and December 31, 2008, which are primarily related to our net operating loss carryforwards, and certain foreign deferred tax assets. We expect that we will continue to record an income tax provision associated with state income taxes and Supplies Distributors’ Canadian and European results of operations.
Liquidity and Capital Resources
     Net cash provided by operating activities was $8.5 million for the nine months ended September 30, 2009, and primarily resulted from a $10.3 million decrease in accounts receivable, a decrease in inventories of $10.7 million and cash income before working capital changes of $2.4 million partially offset by a $13.5 million decrease in accounts payable, accrued expenses and other liabilities and a $1.5 million increase in prepaid expenses, other receivables and other assets.
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
     Net cash used in investing activities for the nine months ended September 30, 2009 and 2008 totaled $3.5 million and $4.6 million, respectively, resulting primarily from capital expenditures.
     Capital expenditures have historically consisted primarily of additions to upgrade our management information systems, development of customized technology solutions to support and integrate with our service fee clients, and general expansion and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures to support new contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months will be approximately $3 to $5 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. To maintain our current operating cash position, a portion of these expenditures may be financed through client reimbursements, debt, operating or capital leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event we do not obtain the financing or achieve the financial results necessary to support such investments.

     Net cash used in financing activities was approximately $5.8 million for the nine months ended September 30, 2009, primarily representing payments on debt and capital lease obligations.
     Net cash used in financing activities was approximately $6.2 million for the nine months ended September 30, 2008, primarily representing payments on debt and capital lease obligations, partially offset by an increase in restricted cash.
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
     Our liquidity has also been negatively impacted by a decline in service fee revenue due to the current general economic decline as well as the nonrenewal of a U.S. government agency contract and certain other client contracts. To help minimize the impact of lower service fee revenue, we have implemented certain measures that reduced variable costs and expenses and redeployed existing infrastructure to other client activities. No assurance can be given that a further decline in service fee revenue, will not have a material adverse effect upon our business, financial condition or results of operations.
     During the nine months ended September 30, 2009, our working capital decreased to $16.9 million from $21.4 million at December 31, 2008, partially due to the reclassification of our taxable revenue bonds to short-term debt due to the April 2010 maturing of the related letters of credit securing the taxable revenue bonds and the paydown of debt facilities. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities, entering into new debt agreements or transferring to third parties a portion of our subordinated loan balance due from Supplies Distributors. In conjunction with certain of these alternatives, we may be required to provide certain letters of credit to secure these arrangements. We currently believe that our cash position, financing available under our credit facilities and funds generated from operations (including cost reductions related to the nonrenewal of our U.S. government contract) will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our current debt and lease obligations, and additional loans to our subsidiaries Supplies Distributors and eCOST, if necessary, for at least the next twelve months.
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
     The following is a schedule of our total contractual cash obligations which is comprised of operating leases, debt, vendor financing and capital leases (including interest) as of September 30, 2009, (in millions):

	Payments Due By Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Debt and vendor financing	$48,883	$47,748	$958	$177	$—
Capital lease obligations	2,464	1,573	888	3	—
Operating leases	15,827	7,568	6,740	1,519	—

Total	$67,174	$56,889	$8,586	$1,699	$—

     In support of certain debt instruments and leases, as of September 30, 2009, we had $2.0 million of cash restricted for repayment to lenders. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain of our subsidiaries’ credit facilities. Many of these facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other credit facilities and agreements. These covenants include minimum levels of net worth for the individual borrower subsidiaries and restrictions on the ability of the borrower subsidiaries to advance funds to other borrower subsidiaries. As a result, it is possible for one or more of these borrower subsidiaries to fail to meet their respective covenants even if another borrower subsidiary otherwise has available excess funds, which, if not restricted, could be used to cure the default. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. In particular, in the event eCOST is unable to increase its revenue and/or gross profit from its present levels, or if PFS service fee revenue declines from expected levels and it is unable to reduce costs to correspond to such reduced revenue levels or if Supplies Distributors revenue or gross profit declines from expected levels, such events may result in a breach of one or more of the financial covenants required under its working capital line of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and payment under our parent guaranty. A requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of September 30, 2009, we were in compliance with all debt covenants. Further, any non-renewal of any of our credit facilities would have a material adverse impact on our business and financial condition. We do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.
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
     To finance their distribution of IPS products, Supplies Distributors and its subsidiaries have short-term credit facilities with IBM Credit LLC (“IBM Credit”) and IBM Belgium Financial Services S.A. (“IBM Belgium”). We have provided a collateralized guaranty to secure the repayment of these credit facilities. These asset-based credit facilities provided financing for up to $30.5 million and up to 16 million euros (approximately $23.4 million) with IBM Credit and IBM Belgium, respectively. These agreements expire in March 2010.
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
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million euros (approximately $11.0 million) of eligible accounts receivables through March 2010.
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
     Our subsidiary, Priority Fulfillment Services, Inc. (“PFS”), has a Loan and Security Agreement (“Agreement”) with Comerica Bank (“Comerica”), which provides for up to $10 million of eligible accounts receivable financing through March 2010. We entered this Agreement to supplement our existing cash position, and provide funding for our current and future operations, including our targeted growth. The Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The agreement also limits PFS’ ability to increase the subordinated loan to Supplies Distributors to more than $6.5 million and permits PFS to advance incremental amounts subject to certain cash inflows to PFS, as defined, to certain of its subsidiaries and/or affiliates, including eCOST. The Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb.
     eCOST currently has an asset-based line of credit facility of up to $7.5 million with Wachovia, which is collateralized by substantially all of eCOST’s assets and expires in May 2011. Borrowings under the facility are limited to a percentage of eligible accounts receivable and letter of credit availability is limited to a percentage of accounts receivable and inventory. As of September 30, 2009, eCOST had $1 million of letters of credit outstanding and $1.3 million of available credit under this facility. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as a minimum tangible net worth of $0 million, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.
     In 2004, PFS incurred more than $5 million in capital expenditures to support incremental business from a distribution facility in Southaven, MS. PFS financed a significant portion of these expenditures through a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) pursuant to which the MBFC issued $5 million MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned PFS the proceeds of the Bonds for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in the Southaven, Mississippi distribution facility. The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) in the initial face amount of $5.1 million issued by Comerica pursuant to a Reimbursement Agreement between us and Comerica under which PFS is obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has a maturity date of April 2010 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof. The amount outstanding on this Loan Agreement as of September 30, 2009 was $2.4 million. PFS’ obligations under the Reimbursement Agreement are secured by substantially all of its assets, including restricted cash of $1.5 million and a Company parent guarantee.
     eCOST has historically incurred significant operating losses and used cash to fund its operations. As a result, we have been required to invest cash to fund eCOST’s operations, which we may not be able to continue to do without approval from our lenders. The amount of further cash needed to support eCOST operations depends upon the financing available under its credit line as well as eCOST’s ability to improve its financial results. Through September 30, 2009, we have advanced $15.8 million to eCOST to fund eCOST’s cash flow requirements and have lender approval to advance incremental amounts subject to certain cash inflows to PFS, as defined, to certain of our subsidiaries and/or affiliates, including eCOST. In the event we need to invest further cash to eCOST, we may be required to seek approval from our lenders to provide such funds. We can provide no assurance that we will receive such approval from our lenders or any terms or conditions required by our lenders in order to obtain such approval. In addition, PFSweb has provided a guaranty of eCOST’s bank line of credit and certain eCOST vendor trade payables.
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
Interest Rate Risk
     Our interest rate risk exists from our outstanding balances on our inventory and working capital financing agreements, taxable revenue bonds, factoring agreement, and loan and security agreements for the financing of inventory, accounts receivable and certain other receivables and certain equipment, which amounted to $46.9 million at September 30, 2009. A 100 basis point movement in interest rates would result in approximately $0.2 million annualized increase or decrease in interest expense based on the outstanding balance of these agreements at September 30, 2009.
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
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15-d-15(f) of the Exchange Act) during the three and nine months ended September 30, 2009 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

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
     Our business and future growth currently depend on our ability to access bank and commercial lines of credit. We currently depend on an aggregate of approximately $111 million in credit facilities provided by various banks and commercial lenders. These facilities currently mature at various dates through May 2011 and are secured by substantially all our assets. Our ability to renew our credit facilities depends upon various factors, including the availability of bank loans and commercial credit in general, as well as our financial condition and prospects. Therefore, we cannot guarantee that these credit facilities will continue to be available beyond their current maturity on reasonable terms or at all. Our inability to renew or replace our credit facilities or find alternative financing would materially adversely affect our business, financial condition, operating results and cash flow.
Risks Related to Our PFS and Supplies Distributors Operating Segments
Our business is subject to the risk of customer and supplier concentration.
     For the nine months ended September 30, 2009 and 2008, a U.S. government agency, Xerox Corporation and a consumer products company represented the source of approximately 9%, 16% and 11%, respectively, and approximately 40%, 10% and 6%, respectively, of our total service fee revenue, excluding pass-through revenue. The loss of, or non-payment of invoices by, any or all such clients would have a material adverse effect upon our business. In particular, the agreements under which we provide services to such clients are terminable at will upon notice by such clients. Our activity under our contract with the U.S. government agency concluded in the second quarter of 2009 and the nonrenewal of that contract, as well as the loss of, or non-payment of invoices by, any or all of such other clients are likely to have a material adverse effect upon our business.
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
     Sales by Supplies Distributors to two customers accounted for approximately 31% and 29% of Supplies Distributors’ total product revenue for the nine months ended September 30, 2009 and 2008, respectively (20% and 15% of our consolidated net revenues in each nine month period, respectively). The loss of any one or both of such customers, or non-payment of any material amount by these or any other customer, are likely to have a material adverse effect upon Supplies Distributors’ business.

We subcontract a portion of our client services to third parties, and we are subject to various risks and liabilities if such subcontractors do not provide the subcontracted services or provide them in a manner which does not meet required service levels.
     We currently, and may in the future, subcontract to one or more third parties a portion of our end-to-end solution service offering. Although our end-to-end solution service clients generally approve in advance the designation of the subcontractor and its provision of the subcontracted services, under the terms of our contracts with our end-to-end solution service clients, we remain liable to provide such subcontracted services and may be liable for the actions and omissions of such subcontractors. In certain instances, our end-to-end solution service clients prepay in advance a portion of the service fees payable in respect of the subcontracted services, and, under certain circumstances, including our breach or the breach by our subcontractor of our or their respective obligations, we are liable to refund all or a portion of such prepaid fees. Consequently, in the event our subcontractor fails to provide the subcontracted services in compliance with required services levels, or otherwise breaches its obligations, or discontinues its business, whether as the result of bankruptcy, insolvency or otherwise, we may be required to provide such services at a higher cost to us and may otherwise be liable for various costs and expenses related to such event. In addition, any such failure may damage our reputation and otherwise result in a material adverse affect upon our business and financial condition.
Risks Related to eCOST, our Online Discount Retailer Segment
Our business is subject to the risk of supplier concentration.
     Our business is dependent on sales of Hewlett Packard (HP) and HP-related products, which represented approximately 45% of eCOST’s net revenues (11% of our consolidated net revenues) in the nine months ended September 30, 2009 and 48% of eCOST’s net revenues (11% of our consolidated net revenues) in the comparable period of 2008. If our ability to purchase direct from HP is terminated or restricted, or if the demand for HP and HP-related products declines, our business will be materially adversely affected.
ITEM 2. Changes in Securities and Use of Proceeds
     None
ITEM 3. Defaults Upon Senior Securities
     None
ITEM 4. Submission of Matters to a Vote of Security Holders
     None
ITEM 5. Other Information
     None

ITEM 6. Exhibits
     a) Exhibits:

Exhibit
No.	Description of Exhibits
3.1(1)	Amended and Restated Certificate of Incorporation
3.1.1	Certificate of Amendment to Certificate of Incorporation of PFSweb, Inc.
3.2(1)	Amended and Restated Bylaws
31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657) and Annual Report on Form 10-K for the Fiscal Year ended December 31, 2005 filed on March 31, 2006.

*	Filed Herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 16, 2009

PFSweb, Inc.
By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer, Chief Accounting Officer, Executive Vice President