Form 10-K
period 2009-12-31
PFSWEB INC
filed 2010-03-31
CIK 1095315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Common Stock, par value $.001 per share
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009 (based on the closing price as reported by the National Association of Securities Dealers Automated Quotation System) was $13,102,106.
     At March 31, 2010, there were 9,954,957 shares of the registrant’s Common Stock issued, $.001 par value.
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
General
     PFSweb is an international business process outsourcing provider of end-to-end eCommerce solutions. PFSweb provides these solutions to major brand name companies seeking to optimize their supply chain and to enhance their traditional and online business channels and initiatives. Through our eCOST.com® business unit, we are also a leading multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise. We derive our revenues from three business segments: 1) eCommerce and business process outsourcing, 2) master distribution and 3) online discount retailing.
     First, in our eCommerce and business process outsourcing business segment operated by our Priority Fulfillment Services subsidiaries (“PFS”), we derive our revenues from a broad range of services as we process individual business transactions on our clients’ behalf. These business transactions may include the answering of a phone call or an e-mail, the design and hosting of a client web-site, supporting an email marketing campaign, the deployment of an eCommerce technology platform, the receipt and storage of a client’s inventory, the kitting and assembly of products to meet a client’s specifications, the shipping of products to our client’s customer base, the management of a complex set of electronic data transactions designed to keep our client’s suppliers and customers accounting records in balance, and/or the processing of a returned package. In the eCommerce and business process outsourcing segment, we do not own the inventory or the resulting accounts receivable, but provide management services for these client-owned assets.
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
     Our third business segment is eCOST.com® (“eCOST”), an online discount retailer of new, “close-out” and recertified brand-name merchandise. This web-commerce product revenue model is focused on the sale of products to a broad range of consumer and business customers. We currently offer approximately 300,000 products in several primary merchandise categories, including computers, networking, electronics and entertainment, TV’s, monitors and projectors, cameras and camcorders, memory and storage, “For the Home” and sports and leisure.
     We are headquartered in Plano, Texas where our executive and administrative offices and our primary technology operations and hosting facilities are located. We have an office in El Segundo, California, which consists of sales, marketing and purchasing operations for our online discount retailer segment. We operate state-of-the-art call centers from our U.S. facilities located in Plano, Texas, and Memphis, Tennessee, and from our international facilities located in Toronto, Canada, Liege, Belgium and Manila, Philippines. We lease or manage warehouse facilities of approximately 1.8 million square feet, many containing highly automated and state of the art material handling and communications equipment, in Memphis, Tennessee, Southaven, Mississippi, Grapevine, Texas, Toronto, Canada and Liege, Belgium, allowing us to provide global distribution solutions.
ECOMMERCE AND BUSINESS PROCESS OUTSOURCING SEGMENT
     PFS is a global provider of end-to-end eCommerce and business process outsourcing solutions. Marketed as PFSweb’s End2End eCommerce® platform, PFS’ services breadth includes offerings such as eCommerce technology and integration services, interactive marketing services, global logistics and order fulfillment, freight and transportation management, real-time order management, kitting and assembly, customer care, facility operations and management, turn-key web-commerce infrastructure, payment processing and financial services. Collectively, we define our offering as End-to-End eCommerce and Business Process Outsourcing because we extend our clients’ infrastructure and technology capabilities, addressing an entire business transaction cycle from demand generation to product delivery. Our solutions support both business-to-business (“B2B”) and business-to-consumer (“B2C”) sales channels.

     PFS serves as the “brand behind the brand” for companies seeking to increase efficiencies, enter new markets or launch optimized sales channels. As an eCommerce and business process outsourcer, we offer scalable and cost-effective solutions for manufacturers, distributors, online retailers and direct marketing organizations across a wide range of industry segments. We provide our clients with seamless and transparent solutions to support their business strategies, allowing them to focus on their core competencies. Leveraging PFS’ technology, expertise and proven methodologies, we enable client organizations to develop and deploy new products and implement new business strategies or address new distribution channels rapidly and efficiently through our optimized solutions. Our clients engage us both as a consulting partner to assist them in the design of a business solution as well as a virtual and physical infrastructure partner providing the mission critical operations required to build and manage their business solution. Together, we not only help our clients define new ways of doing business, but also provide them the technology, physical infrastructure and professional resources necessary to quickly implement this business model. We allow our clients to quickly and dramatically change how they “go-to-market.”
     Each client has a unique business model and unique strategic objectives that often requires highly customized solutions. PFS supports clients in a wide array of industries including fashion apparel and accessories, consumer goods, luxury goods, fragrance and beauty products, technology products, aviation, toys/education, collectibles, food and beverage and home furnishings. These clients turn to PFS for help in addressing a variety of business issues that include eCommerce, customer satisfaction and retention, time-definite logistics, vendor managed inventory and integration, supply chain compression, cost model realignments, transportation management and international expansion, among others. We also act as a constructive agent of change, providing clients the ability to alter their current distribution model, establish direct relationships with end-customers, and reduce the overall time and costs associated with existing distribution channel strategies. Our clients are seeking solutions that will provide them with dynamic supply chain and multi-channel marketing efficiencies, while ultimately delivering a world-class customer service experience.
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
     Our capabilities are expansive. To offer the most necessary and resourceful solutions to our clients, we are continually developing capabilities to meet the pressing business issues in the marketplace. Our business objective is to focus on “Leading the Evolution of OutsourcingTM.” As our tagline suggests, we will continue to evolve our service offering to meet the needs of the marketplace and the demands of unique client requirements. We are most successful when we provide a new capability to enable a client to pursue a new initiative and we are then able to leverage that revolutionary development across other client or prospect solutions, as it becomes “best practice” in the marketplace. Our team of experts design and build diverse solutions for online retailers, technology and consumer goods manufacturers, aviation brands as well as other major brand name clients around a flexible core of technology and physical infrastructure that includes:
•	Technology collaboration provided by our suite of technology services that enable buyers and suppliers to fully automate their business transactions within their supply chain. We support industry standard collaboration techniques and protocols including XML real-time application interfaces, secured text file exchanges and traditional electronic data interchange (“EDI”);

•	eCommerce technology solutions with managed hosting and Internet application development services, including web site design, creation, integration and ongoing maintenance, support and enhancement of web sites;

•	Interactive Marketing Services with professionals and technologies that can be integrated into a total solution to support user experience design, customer acquisition, analytics, customer retention and revenue generation objectives;

•	Order management, including order processing from any source of entry, back order processing and future order processing, tracking and tracing, credit management, electronic payment processing, calculation and collection of sales tax and VAT, comprehensive freight calculation and email notification, all with multiple currency and language options;

•	Customer Relationship Management (“CRM”), including interactive voice response (“IVR”) technology and web-enabled customer contact services through call centers utilizing voice, e-mail, voice over internet protocol (“VOIP”) and internet chat communications that are fully integrated with real-time systems and historical data archives to provide complete customer lifecycle management;

•	International fulfillment and distribution services, including warehouse management, inventory management, vendor managed inventory, inventory postponement, product warehousing, order picking and packing, freight and transportation management and reverse logistics;

•	Facility Operations and Management (“FOM”) that includes process reengineering, facility design and engineering and employee administration;

•	Kitting and assembly services, including light assembly, procurement services, supplier relationship management, specialized kitting, and supplier consigned inventory hub in our distribution facilities or co-located in other facilities;

•	Product management and inspection services, including management of coupon programs, de-kitting and salvage operations and inspection, testing and repackaging services;

•	Information management, including real-time data interfaces, data exchange services and data mining;

•	Financial services, including secure online credit card processing related services, fraud protection, invoicing, credit management and collection, and working capital solutions; and

•	Professional consulting services, including a consultative team of experts that customize solutions to each client and continuously seek out ways to increase efficiencies and produce benefits for the client.
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
     A key business challenge facing many manufacturers and retailers as they evaluate their supply chain efficiency is in determining how the trend toward increased direct-to-customer business activity will impact their traditional B2B and B2C commerce business models. Order management and small package fulfillment and distribution capabilities are becoming increasingly important processes as this trend evolves. We believe manufacturers will look to outsource their non-core competency functions to support this modified business model. We believe that companies will continue to strategically plan for the impact that eCommerce and other new technology advancements will have on their traditional commerce business models and their existing technology and infrastructure capabilities.

     Manufacturers, as buyers of materials, are also imposing new business practices and policies on their supplier partners to shift the normal supply chain costs and risks associated with inventory ownership away from their own balance sheets. Through techniques like Vendor Managed Inventory or Consigned Inventory Programs (“CIP”), manufacturers are asking their suppliers, as a part of the supplier selection process, to provide capabilities where the manufacturer need not own, or even possess, inventory prior to the exact moment that unit of inventory is required as a raw material component or for shipping to a customer. To be successful for all parties, business models such as these often require a sophisticated collection of technological capabilities that allow for complete integration and collaboration of the information technology environments of both the buyer and supplier. For example, for an inventory unit to arrive at the precise required moment in the manufacturing facility, it is necessary for the Manufacturing Resource Planning systems of the manufacturer to integrate with the CRM systems of the supplier. When hundreds of supplier partners are involved, this process can become quite complex and technologically challenging. Buyers and suppliers are seeking solutions that utilize XML based protocols and traditional EDI standards to ensure an open systems platform that promote easier technology integration in these collaborative solutions.
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
     Improve the Customer Experience. We enable our clients to provide their customers with a high-touch, positive buying experience thereby maintaining and promoting brand loyalty. Through our use of advanced technology, we can respond directly to customer inquiries by e-mail, voice or data communication and assist them with online ordering and product information. We believe we offer our clients a “world-class” level of service, including 24-hour, seven-days-a-week, Web-enabled customer care service centers, detailed CRM reporting and exceptional order accuracy. We have significant experience in the development of eCommerce storefronts that allows us to recommend features and functions that are easily navigated and understood by our client’s customers. Our technology platform is designed to ensure high levels of reliability and fast response times for our clients’ customers. Because of our technology, our clients benefit from being able to offer the latest in customer communication and response conveniences to their customers.
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
     Access a Sophisticated Technology Infrastructure. We provide our clients with ready access to a sophisticated technology infrastructure that is designed to interface seamlessly with their systems. We provide our clients with vital product and customer information that can be immediately available to them on their own systems or through web based graphic user interfaces for use in data mining, analyzing sales and marketing trends, monitoring inventory levels and performing other management functions.
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
     End-to-End eCommerce. We have integrated our services for contact center management, warehousing, logistics and fulfillment with Demandware eCommerce, a leading on-demand eCommerce platform, to provide a single, flexible solution spanning the eCommerce storefront, delivery of goods and ongoing customer care. Designed specifically for B2C brands, this offering redefines end-to-end eCommerce by enabling retailers and branded consumer goods manufacturers with the ability to employ a total outsourcing solution customized to their particular eCommerce strategy, without the loss of site or brand control associated with earlier end-to-end outsourcing solutions.

     GlobalMerchant Commerceware® B2B Managed Hosting and Internet Application Development. Our GlobalMerchant Commerceware® service provides a complete e-commerce website solution for our B2B clients. We engage collaboratively with our clients to design, build, host, and manage fully branded, fully customized and fully integrated e-commerce web applications for B2B channels. We offer a broad range of hosting and support plans that can be tailored to fit the needs of each client. Utilizing IBM’s eServer xSeries servers, Microsoft’s.NET Technologies and our proprietary GlobalMerchant Commerceware platform, we maintain a robust hosting environment for our hosted client B2B web sites.
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
     An important feature of evolving commerce is the ability for the customer to speak with a live customer service representative. Our experience has been that a majority of consumers tell us they visited the web location for information, but not all of those consumers chose to place their order online. Our customer care services utilize features that integrate voice, e-mail, standard mail, data and Internet chat communications to respond to and handle customer inquiries. Our customer care representatives answer various questions, acting as virtual representatives of our client’s organization, regarding order status, shipping, billing, returns and product information and availability as well as a variety of other questions. For certain clients, we handle Level I and Level II technical support. Level I technical support involves assisting clients’ customers with basic technical issues, i.e. computer application issues. Level II support may involve a more in-depth question and answer session with the customer. Our web-enabled customer care technology identifies each customer contact automatically and routes it to the available customer care representative who is individually trained in the client’s business and products.

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
     With the need for efficiency and cost optimization for many of our clients, we have integrated IVR as another option for customer contacts. IVR creates an “electronic workforce” with virtual agents that can assist customers with vital information at any time of the day or night. IVR allows for our clients’ customers to deal interactively with our system to handle basic customer inquiries, such as account balance, order status, shipment status, catalog requests, product and price inquiries, and routine order entry for established customers. The inclusion of IVR in our service offering allows us to offer a cost effective way to handle high volume, low complexity calls.
     International Fulfillment and Distribution Services. An integral part of our solution is the warehousing and distribution of inventory either owned by our clients or owned by us. We currently have approximately 1.8 million square feet of leased or managed warehouse space domestically and internationally to store and process our and our clients’ inventory. We receive client inventory in our distribution centers, verify shipment accuracy, unpack and audit packages (a process that includes spot-checking a small percentage of the client’s inventory to validate piece counts and check for damages that may have occurred during shipping, loading and unloading). Upon request, we inspect for other damages or defects, which may include checking fabric, stitching and zippers for soft goods, or ‘testing’ power-up capabilities for electronic items as well as product specifications. We generally stock for sale within one business day of unloading. On behalf of our clients, we pick, pack and ship their customer orders and can provide customized packaging, capabilities of high volume shrink packaging, inserts and promotional literature for distribution with customer orders. For many clients, we provide gift-wrapping services including customized gift-wrapping paper, ribbon, gift-box and gift-messaging.
     Our distribution facilities contain computerized sortation equipment, highly mobile pick-to-light carts, powered material handling equipment, scanning and bar-coding systems and automated conveyors and in-line scales. Our distribution complexes include several advanced technology enhancements, such as radio frequency technology in product receiving processing to ensure accuracy, as well as an automated package routing and a pick-to-light paperless order fulfillment system. Our advanced distribution systems provide us with the capability to warehouse an extensive number of stock keeping units (SKUs) for our clients, ranging from large high-end laser printers to small cosmetic compacts. Our facilities are flexibly configured to process B2B and single pick B2C orders from the same central location.
     In addition to our advanced distribution systems, our pick-to-light carts, stationary pick-to-light areas and conveyor system controls provide real time productivity reporting, thereby providing our management team with the tools to implement productivity standards. This combination of computer-controlled equipment provides the seamless integration of our pick-to-light systems and mass sortation capabilities. This unique combination of technologies ensures high order accuracy for each and every customer order.
     Our primary B2B facility is in Southaven, Mississippi, containing almost 400,000 square feet of space. The Southaven facility has clear height added cubic space utilization, state-of-the-art lighting that increases the quality and volume of light while reducing energy costs, and certain long-term tax incentives offered by the State of Mississippi. Southaven maintains the same proximity to all modes of transportation compared with our Memphis facilities.
     During 2009, we warehoused, managed and fulfilled more than $2.0 billion in merchandise and transactions. Much of this does not represent our revenue, but rather the revenue of our clients’ for whom we provided eCommerce and business process outsourcing solutions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
     Our domestic clients enjoy the benefits of having their inventory assets secured by trained law enforcement professionals from our security headquarters in Memphis, Tennessee and Southaven, Mississippi. Continual validation ensures that we employ the latest in security processes and procedures to further enhance our surveillance and detection capabilities. Our security program continues to gain trust and confidence from our clients as we protect their products and assets.
     Facility Operations and Management. Our FOM service offering includes distribution facility design and optimization, business process reengineering and ongoing staffing and management. Along with our operations in Mississippi and Tennessee, we also manage an aircraft parts distribution center in Grapevine, TX on behalf of one of our clients. Our expertise in supply chain management, logistics and customer-centric fulfillment operations extends through our management of client-owned facilities, resulting in cost reductions, process improvements and technology-driven efficiencies.
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
     Financial Services. Our financial services are divided into two major areas: 1) billing, credit, collection and cash application services for B2B clients and 2) fraud review, chargeback management and processing and settlement credit card services for B2C clients.
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
     For B2B clients, we offer full-service accounts receivable management and collection capabilities, including the ability to generate customized computer-generated invoices in our clients’ names. We assist clients in reducing accounts receivable and days sales outstanding, while minimizing costs associated with maintaining an in-house collections staff. We offer electronic credit services in the format of EDI and XML communications direct from our clients to their vendors, suppliers and retailers.
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
     Technology Collaboration. Our suite of technology services designed to integrate our technology platform with our clients and their business partners encompasses a wide range of business functions from order processing and inventory reporting to rich content management

     EntentePartnerConnect™ is a data repository and retrieval service for providing our clients with access to comprehensive product and service information across a wide variety of product and service categories. This information is aggregated from multiple sources including PFS business partners such as Etilize that specialize in creating product content in certain categories. We also rely on other relationships and public-domain information sources to supply raw data for this service. Access to this information is provided through technology interfaces and web sites created using PFSweb’s End2End eCommerce® platform. We also provide the EntentePartnerConnect™ service to our wholly-owned subsidiary eCOST via the eCOST.com® web site enabling the effective merchandising of the wide-range of products offered on eCOST.com®. The information available from EntentePartnerConnect™ for additional product categories offers eCOST the opportunity to increase revenues through an expanded product offering and potential future product category expansion.
     Our collaboration technologies operate in an open systems environment and feature the use of industry-standard XML and SOA web services, enabling customized e-commerce solutions with minimal changes to a client’s systems or our Enterprise Resource Planning (“ERP”) systems. The result is a faster implementation process. We also support information exchange methods such as FTP, EDI, MQ Series, ALE, HTTP, and HTTPS.
Clients and Marketing
     Our target clients include online retailers as well as leading technology and consumer goods brands looking to quickly and efficiently implement or enhance business initiatives, adapt their go-to-market strategies, or introduce new products or programs, without the burden of modifying or expanding their technology, customer care, supply chain and logistics infrastructure. Our solutions are applicable to a multitude of industries and company types and we have provided solutions for such companies as:
     IBM (printer supplies in several geographic areas), Xerox (printers and printer supplies), Roots Canada LTD. (apparel), Hewlett-Packard (printers and computer networking equipment), Hawker Beechcraft Corp. (FOM and time-definite logistics supporting parts distribution), Riverbed Technologies (technology products) and LEGO Brand Retail (toys) amongst many others.
     We target potential clients through an extensive integrated marketing program that is comprised of a variety of direct marketing techniques, email marketing initiatives, trade event participation, search engine marketing, public relations and a sophisticated outbound tele-sales lead generation model. We have also developed an intricate messaging matrix that defines our various eCommerce and business process outsourcing solutions and products, the vehicles we utilize to deliver marketing communication on these solutions/products and the target audience segments that display a demand for these solutions/products. This messaging matrix allows us to deploy highly targeted solution messages to selected key vertical industry segments where we feel that we are able to provide significant service differentiation and value. We also pursue strategic marketing alliances with consulting firms, software manufacturers and other logistics providers to increase market awareness and generate referrals and customer leads.
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
     In many instances, we compete with the in-house operations of our potential clients themselves. Occasionally, the operations departments of potential clients believe they can perform the same services we do, at similar quality levels and costs, while others are reluctant to outsource business functions that involve direct customer contact. We cannot be certain we will be able to compete successfully against these or other competitors in the future.
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
     We also compete on the basis of many other important additional factors, including:
•	operating performance and reliability;

•	ease of implementation and integration;

•	experience of the people required to successfully and efficiently design and implement solutions;

•	experience operating similar solutions dynamically;

•	leading edge technology capabilities;

•	global reach; and

•	price.
     We believe we can compete favorably with respect to many of these factors. However, the market for our services is competitive and continually evolving, and we may not be able to compete successfully against current and future competitors.
MASTER DISTRIBUTOR SEGMENT
     Our Supplies Distributors subsidiaries act as a master distributor of product for IPS and certain other clients. In this capacity, we purchase from IPS or other manufacturers and resell to their channel partners and end users.
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
     While we generally recognize product revenue as a result of our inventory ownership through these relationships, operationally this segment is virtually the same as our eCommerce and Business Process Outsourcing Segment. See the preceding discussion for an overview of that segment.

ONLINE DISCOUNT RETAILER SEGMENT
     Through eCOST.com®, we operate a leading multi-category online discount retailer of high quality new, close-out and recertified brand-name merchandise. We currently offer approximately 300,000 products in several primary merchandise categories, including computers, networking, electronics and entertainment, TV’s, monitors and projectors, cameras and camcorders, memory and storage, “For the Home” and sports and leisure. Additionally, we offer several other categories of products and services to consumer and small business customers through what we believe is a unique and convenient buying experience, offering multiple shopping formats: every day low price and our proprietary Bargain Countdown®, Outrageous Offer, Secret Sale and Make an Offer. This combination of shopping formats helps attract value-conscious customers to our eCOST.com website who are looking for high quality products at low prices. Additionally, we offer a fee-based membership program to develop customer loyalty by providing subscribers exclusive access to preferential offers and free freight offers. We also provide rapid response customer service utilizing a strategically located distribution center and third-party fulfillment providers, as well as customer support from online and on-call sales representatives. We offer suppliers an efficient sales channel for merchandise in all stages of the product life cycle. We carry products from leading manufacturers such as Sony, JVC, Canon, Hewlett-Packard, Denon, Cuisinart, Sennheiser, Garmin, Panasonic, Toshiba and Microsoft and have access to a broad and deep selection of merchandise, including new and deeply discounted close-out and recertified brand-name merchandise.
Our Strengths
     We have developed a differentiated business model, which provides our customers and vendors with numerous benefits. We provide consumers and businesses with quick and convenient access to high quality, new, close-out and recertified brand-name merchandise at discount prices similar to a traditional discount retailer without the stocking limitations and store location constraints. We believe we are unlike many online retailers because we market multiple merchandise categories and product types, serve both small businesses and consumers and offer multiple ways to purchase products: every day low price and our proprietary Bargain Countdown®, Outrageous Offer, Secret Sale and Make an Offer.
     We offer the following key benefits to customers shopping on our website:
•	Broad and deep product selection. We sell high quality products across a broad selection of merchandise categories. Most of the products offered on our website are from well-known, brand-name manufacturers. We currently offer approximately 300,000 different products in several categories. Our product offerings are updated continually to reflect new product trends, keeping our merchandise selection relevant for our customers so they continue to visit our website.

•	Compelling price-to-value proposition. As part of our strategy to appeal to the high frequency value-oriented shopper, we offer low prices on new products and deeper discounts on our assortment of close-out and recertified merchandise. We employ aggressive promotional strategies to provide incentives for our customers to purchase merchandise on our website and build customer loyalty. We also offer a fee-based membership program to reward customer loyalty by providing exclusive access to preferential offers and free freight to members. .

•	Multiple shopping formats on our website. We appeal to a broad customer base by offering multiple shopping formats designed to attract frequent visits to our website: every day low price and our proprietary Bargain Countdown®, Outrageous Offer, Secret Sale and Make an Offer. For the shopper who wants new and recently released products from leading manufacturers, we offer discounted merchandise in an everyday low price format. For the bargain shopper interested in close-out and recertified merchandise, we market products using our Bargain Countdown® format, which features time- and quantity-limited offers of selected merchandise that are more deeply discounted. Multiple times weekly we create a frenzied shopping environment by offering very limited quantity offers at significantly discounted prices through our Outrageous Offer and Secret Sale shopping formats. These formats are primarily targeted to attract new customers to eCOST.com. For final unit sales of an item we also offer a Make an Offer shopping format where consumers can offer a price of their choosing and we subsequently decide to accept or decline the offer.

•	Rapid response order fulfillment. We ship a majority of customer orders from inventory at our distribution facility located in Memphis, Tennessee. We also utilize virtual warehouse technology to access merchandise that is not in stock at our distribution facility.

•	Responsive customer service and positive shopping experience. We believe our customer service differentiates the buying experience for our customers. Our experienced team of inbound sales representatives and customer service representatives assist our consumer customers by telephone and e-mail. We also have relationship managers who are assigned to many of our small business customers to service their needs and increase future sales opportunities. Our website contains helpful features such as in-depth product information, inventory levels and order status. In addition, we continually monitor website traffic and order activity and periodically update our website to enhance the shopping experience for our customers.

•	Appealing features for small business customers. We offer our small business customers dedicated relationship managers to provide personalized service to their unique business needs.
     We provide manufacturers and other vendors with a convenient channel to sell both large and small quantities of new, close-out and recertified inventory. We offer manufacturers and vendors the following key benefits:
•	Single point of distribution. Manufacturers and other vendors often use separate channels to sell new, recertified and close-out products because most retailers offer products in only one stage of the product life cycle. Through our multiple shopping formats, we offer manufacturers and other vendors the flexibility to use eCOST.com to sell products in a brand sensitive manner in any stage of the product life cycle.

•	Efficient distribution and sales channel. Our centralized distribution capability reduces vendor costs in shipping product to us. Our ability to rapidly sell inventory is a benefit to those vendors that offer us protection against price erosion. Our centralized product management and feedback to vendors on product sell-through and inventory position allow vendors to efficiently monitor product movement and placement, eliminating the need for frequent visits by vendor representatives to physical retail locations.

•	Customized manufacturer stores. With our in-house design and merchandising team, we provide manufacturers the opportunity to showcase their full assortment of products and accessories by establishing virtual stores on our website that are specific to individual manufacturers. We believe this allows manufacturers to maximize sales and branding of their products. We promote these manufacturer stores to our customer base through our integrated marketing strategy, including targeted e-mails highlighting a specific manufacturer and its products and directing customers to that manufacturer store on our website.

•	Speed to market for newly released products. We respond rapidly to new product releases from manufacturers through our ability to quickly post and market new products on our website and satisfy immediate customer demand through our rapid response order fulfillment capabilities.
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
     Currently, the products available on the everyday low price portion of our website are organized into several primary product categories: computers, networking, electronics and entertainment, TV’s, monitors and projectors, cameras and camcorders, memory and storage, “For the Home” and sports and leisure. We also offer the same products, if they meet certain criteria, on the proprietary Bargain Countdown® section of our website where we feature more than 100 limited time and limited quantity product “deals” across our broad merchandise categories. In addition to being able to use keyword searches to locate specific products on our website, customers can browse or search the products available on the everyday low price portion of our website by navigating the subcategories contained in our primary product categories and our featured manufacturer product showcases. Products that fall within more than one subcategory on our website are often posted on more than one web page, which we believe increases the visibility of the products and assists the customer in finding desired merchandise.
     Everyday low price. Our multi-category merchandise assortment is available in an everyday low price retail format. Products are organized by subcategory under each major category tab. Each major category includes informative and shopper-friendly “showcases” organized by manufacturer, new technology, best sellers, seasonal gift guides, and new products. This shopping format features discounted new products and recently released products from leading manufacturers.
     Bargain Countdown®. Our proprietary Bargain Countdown® shopping format offers more than 100 close-out, recertified and highly allocated “deal” products in limited quantities for a limited time. The Bargain Countdown® feature is designed as a purchasing marketplace for consumers that creates purchase urgency by uniquely indicating the quantity of items remaining for a current offer and the time remaining to purchase the product. Based on the popularity of an offer, an animated graphic icon will appear to alert the customer of the item’s current sales velocity. After the offer has expired, the product is removed from Bargain Countdown® and may no longer be available at the previously deeply discounted price. Our Bargain Countdown® shopping format encourages repeat visits to our website due to the rapidly changing mix of merchandise deals, the animated graphics, the unique collection of close-out deals and the search for bargains. We also have theme-based Bargain Countdown® tabs throughout the year, including Holiday Countdown, Watches and Jewelry Countdown, and Game of the Year Countdown. Our Clearance Countdown tab is primarily used to liquidate overstocked and excess inventory across all product categories. Our Bargain Countdown Platinum Club® format is a version of Bargain Countdown® and offers exclusive pricing on select merchandise to our fee-based members.
     Other key features of our website include: advanced search, online order status retrieval, online payment, shipping alternatives, online registration for promotions and catalogs and online extended service agreement recommendations.
     As a commitment to our small and medium sized business customers, we offer them access to our business customer relationship management team, credit terms of up to net 30-days for qualified customers, software licensing, computer system configurations and extended payment term alternatives.
Our Merchandise
     We strive to offer our customers an expansive selection of varied types of merchandise and currently offer approximately 300,000 products in several primary merchandise categories. While our product offerings change on a regular basis due to product availability and customer demand, we continually offer a wide variety of merchandise.
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
     TV’s, Monitors and Projectors. Our TV’s, monitors and projectors product category contains subcategories for monitors, projectors and accessories.
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
     For the Home. Our “For the Home” product category offers customers the ability to shop in subcategories dedicated to home and housewares, personal care, home improvement, outdoor, automotive and apparel including watches and sunglasses. Within this portion of our website consumers can find products such as traditional household appliances including blenders, toasters and vacuum cleaners, professional quality cookware and gourmet kitchen appliances such as coffee grinders.
     Sports and Leisure. Our sports and leisure product category offers products that range from various sports accessories for baseball, football and numerous other activities to toys, musical instruments and wedding accessories.
     We continually evaluate expanding into additional categories to attract new customers and offer a broader variety of merchandise to our existing customers. We also plan to increase our depth in our current categories by adding new subcategories, brands and products and continuing to develop and increase the number of affiliate categories.
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

     We offer products on our website from numerous third-party vendors. In general, we agree to offer products on our website and the manufacturers agree to provide us with information about their products and honor our customer service policies. We have established direct vendor relationships with many key suppliers and intend to continue to seek direct relationships with vendors and suppliers.
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
     Our largest manufacturers have sold, and continue to intensify their efforts to sell, their products directly to consumers. To the extent additional manufacturers adopt this selling format or this trend becomes more prevalent, it could adversely affect our sales growth and profitability.
Intellectual Property
     We have five trademarks and/or service marks that we consider to be material to the successful operation of our business: eCOST®, eCOST.com®, eCOST.com Your Online Discount Superstore!®, Bargain Countdown® and Bargain Countdown Platinum Club®. We currently use these marks in connection with telephone, mail order, catalog, and online retail services, as well as with various business services. We have registrations in the United States for eCOST® and eCOST.com® for telephone, mail order, catalog, and online retail order services, and a registration for Bargain Countdown® for online retail order services. We also have a registration in the United States for Bargain Countdown Platinum Club® for business services, namely, promoting the goods and services of others by means of a customer loyalty program featuring information, incentives, discounts and rewards. We have registrations in Canada and in the United Kingdom for eCOST®, eCOST.com® , Bargain Countdown® and eCOST.com Your Online Discount Superstore!® . We own an additional registration in Canada for Bargain Countdown Platinum Club® .
     We have received a patent from the U.S. Patent and Trademark Office for our proprietary Bargain Countdown® technology, although we cannot provide any assurance that effective patent and trademark protection will be available in all instances, including in other countries in which our products and services may be available.
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
     We employ technology from a select group of vendors. For example, we deploy IBM e-servers and network printers in appropriate models to run web site functions as well as order management and distribution functions. We utilize Avaya Communication for telephone switch and call center management functions and to interact with customers via voice, e-mail or chat. Avaya Communication technology also allows us to share web pages between customers and our service representatives. We have the ability to transmit and receive voice, data and video simultaneously on a single network connection to a customer to more effectively serve that customer for our client. Clients’ interest in using this technology stems from its ability to allow shoppers to consult with known experts in a way that the customer chooses prior to purchasing. Our sophisticated computer-telephony integration has been accomplished by combining systems software from IBM and Avaya Communication together with our own application development. We use AT&T for our private enterprise network and long distance carrier. We use Oracle’s J.D. Edwards as the software provider for the primary ERP applications that we use in our operational areas and financial areas. We use Dematic/Rapistan Materials Handling Automation for our automated order selection, automated conveyor and “pick-to-light” (inventory retrieval) systems, and Symbol Technologies/Telxon for our warehouse radio frequency applications. Our Warehouse Management System (“WMS”) and Distribution Requirements Planning (“DRP”) system have been developed in-house to meet the varied unique requirements of our vertical markets. Both the WMS and DRP are tightly integrated to both the North American and European deployments of our J.D. Edwards’ system.
     Many internal infrastructures are not sufficient to support the explosive growth in e-business, e-marketplaces, supply chain compression, distribution channel realignment and the corresponding demand for real-time information necessary for strategic decision-making and product fulfillment. To address this need, we have created PFSweb’s End2End eCommerce® platform to enable companies with little or no e-commerce infrastructure to speed their time to market and minimize resource investment and risk, and allows all companies involved to improve the efficiency of their supply chain.
     Using the various components of our collaboration technology suite, we can assist our clients in easily integrating their web sites or ERP systems to our systems for real-time web service enabled transaction processing without regard for their hardware platform or operating system. This high-level of systems integration allows our clients to automatically process orders, customer data and other e-commerce information. We also can track information sent to us by the client as it moves through our systems in the same manner a carrier would track a package throughout the delivery process. Our systems enable us to track, at a detailed level, information received, transmission timing, any errors or special processing required and information sent back to the client.
     We provide technology interfaces to our back-office applications including our customized J.D. Edwards order management and fulfillment application. We utilize Gentran Integration Suite™ (“GIS”) as our technology platform for Enterprise Application Integration with our clients and client’s trading partners. With GIS, we have greatly increased our ability to quickly design and deploy customized B2B and B2C e-commerce solutions for our clients by utilizing a robust business process modeling tool and a highly scalable operating infrastructure. This platform facilitates the efficient and secure exchange of electronic business transactions/documents in a wide variety of formats (i.e. XML, X.12 EDI, delimited text, IDOCS) and communication protocols (i.e. FTP/SFTP, AS2/HTTP/HTTPS, AS1 SMTP, MQ Series and SOA Web Services).
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
     The primary responsibility of our systems development team of IT professionals is directed at implementing custom solutions for new clients and maintaining existing client relationships. Our development team can also produce proprietary systems infrastructure to expand our capabilities in circumstances where we cannot purchase standard solutions from commercial providers. We also utilize temporary and/or contract resources when needed for additional capacity.

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
Employees
     As of December 31, 2009, we had approximately 1,000 employees, of which approximately 800 were located in the United States. We have never suffered an interruption of business as a result of a labor dispute. We consider our relationship with our employees to be good. In the U.S., Canada and Philippines, we are not a party to any collective bargaining agreements and while our European subsidiaries are not a party to a collective-bargaining agreement, they are required to comply with certain rules mentioned in collective bargaining agreements agreed upon by representatives of their industry (logistics) and unions.
     Our success in recruiting, hiring and training large numbers of skilled employees and obtaining large numbers of hourly employees during peak periods for distribution and call center operations is critical to our ability to provide high quality distribution and support services. Call center representatives and distribution personnel receive feedback on their performance on a regular basis and, as appropriate, are recognized for superior performance or given additional training. Generally, our clients provide specific product training for our customer service representatives and, in certain instances, on-site client personnel to provide specific technical support. To maintain good employee relations and to minimize employee turnover, we strive to offer competitive pay, hire primarily full-time employees who are eligible to receive a full range of employee benefits, and provide employees with clear, visible career paths.

Internet Access to Reports
     We maintain an Internet website, www.pfsweb.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K (and amendments, if any, to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934) are made available, free of charge, through the investor relations section of this website as soon as reasonably practicable after we electronically file such material, or furnish it to the Securities and Exchange Commission. We also maintain an Internet website for our online discount retailer, www.ecost.com. The information on these websites is not incorporated in this report.
Government Regulation
     We are subject to federal, state, local and foreign consumer protection laws, including laws protecting the privacy of our customers’ personally identifiable information and other non-public information and regulations prohibiting unfair and deceptive trade practices. Furthermore, the growth and demand for online commerce has and may continue to result in more stringent consumer protection laws that impose additional compliance burdens and greater penalties on online companies. Moreover, there is a trend toward regulations requiring companies to provide consumers with greater information regarding, and greater control over, how their personal data is used, and requiring notification where unauthorized access to such data occurs. For example, many states currently require us to notify each of our customers who are affected by any data security breach in which an unauthorized person, such as a computer hacker, obtains such customer’s name and one or more of the customer’s social security number, driver’s license number, credit or debit card number or other similar personal information. In addition, several jurisdictions, including foreign countries, have adopted privacy-related laws that restrict or prohibit unsolicited email promotions, commonly known as “spam,” and that impose significant monetary and other penalties for violations. One such law, the “CAN-SPAM” Act of 2003, became effective in the United States on January 1, 2004 and imposes complex, burdensome and often ambiguous requirements in connection with our sending commercial email to our customers and potential customers. Moreover, in an effort to comply with these laws, Internet service providers may increasingly block legitimate marketing emails. These consumer protection laws may become more stringent in the future and could result in substantial compliance costs and could interfere with the conduct of our business.
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
Risks Related to All Our Business Segments
Our business and future growth depend on our continued access to bank and commercial financing. An uncertain or recessed economy may negatively impact our business, results of operations, financial condition or liquidity.
     During the past two years, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States and foreign governments. An uncertain or recessed economy could also adversely impact our customers’ operations or ability to maintain liquidity, which may negatively impact our business and results of operations.
     Our business and future growth currently depend on our ability to access bank and commercial lines of credit. We currently depend on an aggregate of approximately $111 million in line of credit facilities provided by various banks and commercial lenders. These lines of credit currently mature in at various dates through May 2011 and are secured by substantially all our assets. Our ability to renew our line of credit facilities depends upon various factors, including the availability of bank loans and commercial credit in general, as well as our financial condition and prospects. Therefore, we cannot guarantee that these credit facilities will continue to be available beyond their current maturities on reasonable terms or at all. Our inability to renew or replace our credit facilities or find alternative financing would materially adversely affect our business, financial condition, operating results and cash flow.
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
     We prepare our financial statements to conform to United States generally accepted accounting principles, or GAAP. GAAP is subject to interpretation by the Financial Accounting Standards Board, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions that were completed before a change is announced. Accounting rules affecting many aspects of our business, including rules relating to accounting for revenue recognition, arrangements involving multiple deliverables, and operating leases, have recently been revised or are currently under review. Changes to those rules or current interpretation of those rules may have a material adverse effect on our reported financial results or on the way we conduct our business.
We operate with significant levels of indebtedness and are required to comply with certain financial and non-financial covenants; we are required to maintain a minimum level of subordinated loans to our subsidiary Supplies Distributors; and we have guaranteed certain indebtedness and obligations of our subsidiaries Supplies Distributors and eCOST.
     As of December 31, 2009, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of IPS product inventory, was approximately $54.2 million. Certain of the credit facilities have maturity dates in calendar year 2011, but are classified as current liabilities in our consolidated financial statements. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. Any non-renewal or any default under any of our credit facilities would have a material adverse impact upon our business and financial condition. In addition we have provided $5.0 million of subordinated indebtedness to Supplies Distributors as of December 31, 2009. The maximum level of this subordinated indebtedness to Supplies Distributors that may be provided without approval from our lenders is $5.5 million. The restrictions on increasing this amount without lender approval may limit our ability to comply with certain loan covenants or further grow and develop Supplies Distributors’ business. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so. We have also guaranteed eCOST’s $7.5 million credit line, as well as certain of its vendor trade payables. We currently expect that it may be necessary to provide additional guarantees of certain eCOST vendor trade payables in the future.
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
     We currently operate a distribution center in Liege, Belgium with approximately 150,000 square feet and a distribution center in Toronto, Canada with approximately 23,000 square feet, both of which currently have excess capacity. We also operate a facility in the Philippines with approximately 7,000 square feet to provide call center and customer service functions, technical support, product management and sales activities. We cannot assure you that we will be successful in expanding in these or any additional international markets. In addition to the uncertainty regarding our ability to generate revenue from foreign operations and expand our international presence, there are risks inherent in doing business internationally, including:
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
     Our future capital needs are difficult to predict. We may require additional capital to take advantage of unanticipated opportunities, including strategic alliances and acquisitions and to fund capital expenditures, or to respond to changing business conditions and unanticipated competitive pressures. We may also require additional funds to finance operating losses. Should these circumstances arise, our existing cash balance and credit facilities may be insufficient and we may need to raise additional funds either by borrowing money or issuing additional equity. We cannot assure you that such resources will be adequate or available for all of our future financing needs. Our inability to finance our growth, either internally or externally, may limit our growth potential and our ability to execute our business strategy. If we are successful in completing an additional equity financing, this could result in further dilution to our shareholders or reduce the market value of our common stock.

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
     As of December 31, 2009 and based on the current requirements, and our public float, we were not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act to obtain a report by our independent auditors opining on the effectiveness of our internal controls over financial reporting. We will be subject to this independent auditor requirement for the year ending December 31, 2010. If we fail to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fail to prevent fraud, current and potential shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.
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
     For the year ended December 31, 2009 and 2008, a U.S. government agency, a technology company, and a consumer products company represented approximately 7%, 15% and 10%, respectively, and approximately 37%, 10% and 6%, respectively, of our total service fee revenue, excluding pass-through revenue. Our activity under our contract with the U.S. government agency concluded in the second quarter of 2009. PFS currently operates three distinct geographical contract arrangements with the technology company, which are aggregated in the service fee revenue percentages above. During 2010, the technology company notified PFS that it is not renewing two of its three contracts with PFS expiring during 2010. The non-renewal of these contracts has had, and may continue to have, a material adverse effect upon our business.
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
     Sales by Supplies Distributors to two customers accounted for approximately 30% of Supplies Distributors’ total product revenue for each of the years ended December 31, 2009 and 2008 (16% and 15% of our consolidated net revenues for the years ended December 31, 2009 and 2008, respectively). The loss of any one or more of such customers, or non-payment of any material amount by these or any other customer, would have a material adverse effect upon Supplies Distributors’ business.
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
     We generally incur start-up costs in connection with the planning and implementation of business process solutions for our clients. Although we generally attempt to recover these costs from the client in the early stages of the client relationship, or upon contract termination if the client terminates without cause prior to full amortization of these costs, there is a risk that the client contract may not fully cover the start-up costs. To the extent start-up costs exceed the start-up fees received, certain excess costs will be expensed as incurred. Additionally, in connection with new client contracts we generally incur capital expenditures associated with assets whose primary use is related to the client solution. There is a risk that the contract may end before expected and we may not recover the full amount of our capital costs.

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
     Our business is dependent on sales of Hewlett Packard (HP) and HP-related products, which represented approximately 44% of eCOST’s net revenues (11% of our consolidated revenues) in 2009 and 43% of eCOST’s net revenues (9% of our consolidated revenues) in 2008. If our ability to purchase direct from HP is terminated or restricted, or if the demand for HP and HP-related products declines, our business could be materially adversely affected.
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
     We cannot be certain we will be able to successfully address any or all of these challenges in a manner that will enable us to expand our business into new product categories in a cost-effective or timely manner. If our new categories of products or services are not received favorably, or if our suppliers fail to meet our customers’ expectations, our results of operations would suffer and our reputation and the value of the applicable new brand and other brands could be damaged. The lack of market acceptance of our new product categories or inability to generate satisfactory revenues from any expanded product categories to offset our cost could harm our business.
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
     We have five trademarks and/or service marks that we consider to be material to the successful operation of our business: eCOST ® , eCOST.com ® , eCOST.com Your Online Discount Superstore! ® , Bargain Countdown ® and Bargain Countdown Platinum Club ® . We currently use these marks in connection with telephone, mail order, catalog and online retail services. We rely on trademark and copyright law, trade secret protection and confidentiality agreements with our employees, consultants, suppliers and others to protect our proprietary rights. Our competitors or others could adopt trademarks and/or service marks similar to our marks, or try to prevent us from using our marks, and/or contest our registrations in and to our marks thereby impeding our ability to build brand identity and possibly leading to customer confusion. Any claim by another party against us for customer confusion caused by use of our trademarks and/or service marks, or our failure to obtain registrations for our marks, could negatively affect our competitive position and could cause us to lose customers.
     Although we have received a patent from the U.S. Patent and Trademark Office for our proprietary Bargain Countdown ® technology, we cannot provide any assurance that effective patent and trademark protection will be available in all instances, including in other countries in which our products and services may be available.

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
     As of December 31, 2009, we have an aggregate of 1.8 million stock options outstanding to employees, directors and others with a weighted average exercise price of $4.75 per share. The shares of common stock that may be issued upon exercise of these options may be resold into the public market. Sales of substantial amounts of common stock in the public market as a result of the exercise of these options, or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.
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
     In the U.S., we operate two distribution facilities in Memphis, Tennessee, with aggregate space of approximately 600,000 square feet. We also operate approximately 825,000 square feet of distribution facilities in Southaven, Mississippi. Both of these complexes are located approximately five miles from the Memphis International Airport. We also manage a distribution facility in Grapevine, Texas with approximately 200,000 square feet.
     We operate a distribution center in Liege, Belgium with approximately 150,000 square feet, which contains advanced distribution systems and equipment. We operate a distribution center in Toronto, Canada with approximately 23,000 square feet. We also operate a facility in the Philippines with approximately 7,000 square feet to provide call center and customer service functions. We operate customer service centers in our facilities in Tennessee, Texas, Belgium and the Philippines. Our call center technology permits the automatic routing of calls to available customer service representatives in several of our call centers.
     Except for the Grapevine, Texas facility, which we manage on our client’s behalf, all of our facilities are leased and the material lease agreements contain one or more renewal options.
Item 3. Legal Proceedings
     We are not party to any legal proceedings other than routine claims and lawsuits arising in the ordinary course of our business. We do not believe such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on our business.
Item 4. Reserved

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
     Our common stock is listed and currently trades on the NASDAQ Capital Market under the symbol “PFSW.” The following table sets forth for the period indicated the high and low sale price for the common stock as reported by NASDAQ:

	Price
	High	Low
Year Ended December 31, 2008
First Quarter	$6.02	$3.62
Second Quarter	$5.56	$3.50
Third Quarter	$4.85	$2.22
Fourth Quarter	$2.59	$0.69
Year Ended December 31, 2009
First Quarter	$1.90	$0.70
Second Quarter	$1.74	$0.90
Third Quarter	$1.90	$1.11
Fourth Quarter	$1.83	$1.22
     As of March 3, 2010, there were approximately 5,400 shareholders of which approximately 107 were record holders of the common stock.
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
     None
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
     We have based these statements on our current expectations about future events. Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee these expectations will actually be achieved. In addition, some forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future. There may be additional risks we do not currently view as material or that are not presently known. In evaluating these statements, you should consider various factors, including the risks set forth in the section entitled “Risk Factors.”
Overview
     We are an international business process outsourcing provider of end-to-end eCommerce solutions. We provide these solutions to major brand name companies seeking to optimize their supply chain and to enhance their traditional and online business channels and initiatives. Through our eCOST.com® business unit, we are also a leading multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise. We derive our revenues from three business segments: 1) eCommerce and business process outsourcing, 2) master distribution and 3) online discount retailing.
     First, in our eCommerce and business process outsourcing business segment, we derive our revenues from a broad range of services, including professional consulting, technology collaboration, order management, managed web hosting and web development, the deployment of an eCommerce technology platform, customer relationship management, financial services including billing and collection services and working capital solutions, kitting and assembly services, information management and international fulfillment and distribution services. We offer our services as an integrated solution, which enables our clients to outsource their complete infrastructure needs to a single source and to focus on their core competencies. Our distribution services are conducted at warehouses we lease or manage and include real-time inventory management and customized picking, packing and shipping of our clients’ customer orders. We currently provide infrastructure and distribution solutions to clients that operate in a range of vertical markets, including technology manufacturing, computer products, cosmetics, fragile goods, contemporary home furnishings, apparel, aviation, telecommunications and consumer electronics, among others.
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
     Our third business segment is a web-commerce product revenue model focused on the sale of products to a broad range of consumer and business customers. In this segment we operate as a multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise. Our product line currently offers approximately 300,000 products in several primary merchandise categories, primarily including computers, networking, electronics and entertainment, TV’s, monitors and projectors, cameras and camcorders, memory and storage, “For the Home” and sports and leisure.
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
     Monitoring and controlling our available cash balances continues to be a primary focus. Our cash and liquidity positions are important components of our financing of both current operations and our targeted growth. In recent years we have added to our available cash and liquidity positions through various transactions, including working capital financing agreements for our primary operating subsidiaries and through sales of our common stock through private placement transactions.

Results of Operations
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
     The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenue (in millions).

					% of Total
			Change		Revenue
	2009	2008	$	%	2009		2008
Revenues:
Product revenue, net	$267.6	$330.5	$(62.9)	(19.0)%	75.9%		73.2%
Service fee revenue	58.6	85.4	(26.8)	(31.3)%	16.6%		18.9%
Pass-through revenue	26.3	35.9	(9.6)	(26.8)%	7.5%		7.9%

Total net revenues	352.5	451.8	(99.3)	(22.0)%	100.0%		100.0%

Cost of Revenues
Cost of product revenue	245.2	305.1	(59.9)	(19.6)%	91.7	%(1)	92.3%
Cost of service fee revenue	41.9	58.0	(16.1)	(27.8)%	71.5	%(2)	67.9%
Pass-through cost of revenue	26.3	35.9	(9.6)	(26.8)%	100.0	%(3)	100.0%

Total cost of revenues	313.4	399.0	(85.6)	(21.4)%	88.9%		88.3%

Product revenue gross profit	22.4	25.4	(3.0)	(12.2)%	8.3	%(1)	7.7%
Service fee gross profit	16.7	27.4	(10.7)	(38.9)%	28.5	%(2)	32.1%
Pass-through gross profit	—	—	—

Total gross profit	39.1	52.8	(13.7)	(26.0)%	11.1%		11.7%

Operating Expenses	42.1	66.1 (4)	(24.0)	(36.3)%	11.9%		14.6%

Loss from operations	(3.1)	(13.3)	10.2	(77.1)%	(0.8)%		(2.9)%
Interest expense, net	1.2	1.6	(0.4)	(22.8)%	0.4%		0.3%

Loss before income taxes	(4.3)	(14.9)	10.6	(71.4)%	(1.2)%		(3.3)%

Income tax expense, net	0.3	0.8	(0.5)	(59.1)%	0.1%		0.2%

Net loss	$(4.6)	$(15.7)	$11.1	(70.8)%	(1.3)%		(3.5)%

(1)	Represents the percent of Product revenue, net.

(2)	Represents the percent of Service fee revenue.

(3)	Represents the percent of Pass-through revenue.

(4)	Includes a $16.3 million charge for goodwill and intangible asset impairment.
     Product Revenue, net. eCOST product revenue was $84.6 million in 2009, a 15.3% decrease as compared to $99.8 million in the prior year. The decrease was primarily due to an overall decline in sales in both its business to business (“B2B”) channel and business to consumer (“B2C”) channel during the 2009 period primarily resulting from the impact of the global economic environment.
     Supplies Distributors product revenue of $183.0 million decreased $47.7 million, or 20.7% in 2009 as compared to the prior year. This decrease was primarily due to decreased sales volume resulting from the impact of overall global economic pressures, inventory rationalization by customers, reduced IBM and IPS printer installations in certain categories as well as the negative impact of foreign exchange rates compared to the same period in the prior year.
     We currently expect our total 2010 annual product revenue to remain relatively stable or increase moderately from 2009 levels as global economic conditions improve.

     Service Fee Revenue. The decrease in service fee revenue for the year ended December 31, 2009 was primarily due to the non-renewal of a certain U.S. government agency client relationship, which ended in early 2009, partially offset by increased service fees generated from the impact of new service contract relationships. The change in service fee revenue, excluding pass-through revenue, is shown below ($ millions):

Year ended December 31, 2008	$85.4
New service contract relationships, including certain incremental projects under new contracts	8.3
Change in existing client service fees	(33.3)
Terminated clients not included in 2009 revenue	(1.8)

Year ended December 31, 2009	$58.6

     The $28.0 million reduction of service fee revenue that resulted from the non-renewal of the U.S. government agency client is included in the change in existing client service fees line item above as there was activity with this client in each of the years ended December 31, 2009 and 2008. The service fee revenue for the year ended December 31, 2009 includes approximately $8 million of revenue with clients that terminated during 2009, including the U.S. government agency contract. However, based on historical activity and current projection of existing clients, including new clients signed in 2008 and 2009, net of the impact from the non-renewal of certain clients, we currently anticipate that 2010 service fee revenue will increase from 2009 service fee revenue levels.
     Cost of Product Revenue. The gross margin for eCOST was $8.2 million or 9.7% of product revenue in 2009 and $8.8 million or 8.8% of product revenue during 2008. Gross margin for eCOST increased from the prior year primarily due to the customer mix, which included a larger percentage of sales to the higher margin business-to-consumer channel compared to the same period last year. We are targeting an increasing percentage of eCOST revenues to be generated from the business-to-consumer channel, yet we continue to strive to improve our product sales and gross margin in our business-to-business channel.
     Supplies Distributors cost of product revenue decreased by $45.2 million, or 21.1%, to $168.9 million in 2009, primarily as a result of decreased product sales. The resulting gross profit margin was $14.1 million or 7.7% of product revenue for the year ended December 31, 2009 and $16.6 million or 7.2% of product revenue for 2008. The gross profit margin for 2009 and 2008 include certain incremental inventory cost adjustments. The 2009 margin percentage reflects an increase due to incremental gross margin earned on product sales resulting from certain product price increases, which is partially offset by the impact from a customer bankruptcy during the first quarter of 2009.
     Cost of Service Fee Revenue. Gross profit as a percentage of service fees declined to 28.5% in 2009 from 32.1% in 2008. The 2008 margins include the benefit of a full year of higher margin incremental project work associated with the U.S. government contract relationship that was not renewed and was completed in the second quarter of 2009.
     We target to earn an overall gross profit of 25-30% on existing and new service fee contracts, but we have and may continue to accept lower gross margin percentages on certain contracts depending on contract scope and other factors.
     Operating Expenses. Operating expenses decreased by $24.0 million compared to 2008. Operating expenses were $42.1 million, or 11.9% of total net revenues in the 2009 period and $66.1 million, or 14.6% of total net revenues in the prior year. Operating expenses in 2008 include a goodwill and intangible asset impairment charge of $16.3 million resulting from our annual analysis required under accounting standards. Excluding the impact of the $16.3 million impairment charge for goodwill and intangible assets, operating expenses were 11.0% of total net revenues in the 2008 period. The remaining increase in operating expenses as a percentage of net revenues is due to the reduction in total net revenues, which decreased at a higher rate than the reduction in operating expenses. During 2009, we implemented certain cost reductions, primarily personnel related adjustments, as a result of the lower service fee revenue and product revenue.

     Income Taxes. We recorded a tax provision associated primarily with state income taxes and our subsidiary Supplies Distributors’ Canadian and European operations. During 2009, we recognized a tax benefit relating to our adoption of a new transfer pricing policy between certain international subsidiaries. This policy adoption resulted from the completion of a transfer pricing study and its approval by appropriate tax regulators. A valuation allowance has been provided for the majority of our net deferred tax assets as of December 31, 2009 and December 31, 2008, which are primarily related to our net operating loss carryforwards and certain foreign deferred tax assets. We expect that we will continue to record an income tax provision associated with state income taxes and Supplies Distributors’ Canadian and European results of operations.
Supplies Distributors and its Subsidiaries
     Supplies Distributors and its subsidiaries act as master distributors of various IPS and other products and, pursuant to a transaction management services agreement between us and Supplies Distributors, we provide transaction management and fulfillment services to Supplies Distributors and its subsidiaries. In addition to our equity investment in Supplies Distributors, we have also provided Supplies Distributors with a subordinated loan that, as of December 31, 2009, had an outstanding balance of $5.0 million.
     Supplies Distributors has paid us dividends of $2.1 million and $3.0 million in 2009 and 2008, respectively. Supplies Distributors has received lender approval to pay dividends of approximately $3.0 million in 2010, and to reduce its subordinated debt to us by $0.8 million, but pursuant to the terms of its amended credit agreements, is restricted from paying further cash dividends without the prior approval of its lenders. In addition, no distribution may be made if, after giving effect thereto, Supplies Distributors or its subsidiaries be in noncompliance with its financial covenants under its current facilities.
eCOST and its Subsidiaries
     eCOST is a multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise, selling products primarily to customers in the United States. As of December 31, 2009, we have advanced $15.8 million to eCOST to support its operations.
Liquidity and Capital Resources
     Net cash provided by operating activities was $8.1 million for the year ended December 31, 2009 and primarily resulted from a decrease in inventories of $8.8 million, a decrease in accounts receivable of $5.0 million and cash income before working capital changes of $3.8 million partially offset by a decrease in accounts payable, deferred revenue, accrued expenses and other liabilities of $9.5 million. These changes primarily resulted from decreased working capital requirements in our Supplies Distributors segment related to decreased product revenues compared to 2008.
     Net cash provided by operating activities was $9.5 million for the year ended December 31, 2008 and primarily resulted from cash income before working capital changes of $9.1 million, an increase in accounts payable, deferred revenue, accrued expenses and other liabilities of $5.3 million, a decrease in accounts receivable of $3.0 million and a decrease in restricted cash of $0.3 million, partially offset by an increase in prepaid expenses, other receivables and other assets of $5.0 million and an increase in inventories of $3.2 million.
     Net cash used in investing activities for the years ended December 31, 2009 and 2008 totaled $4.4 million and $5.6 million, respectively, primarily resulting from capital expenditures.
     Capital expenditures have historically consisted primarily of additions to upgrade our management information systems and general expansion of our facilities, both domestic and foreign, and certain technology and development costs related to new client implementations. We expect to incur capital expenditures to support new contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate our total investment in upgrades and additions to facilities and information technology services and capitalized implementation costs for the upcoming twelve months will be approximately $4 million to $7 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. To maintain our current operating cash position, a portion of these expenditures may be financed through debt, operating or capital leases, additional equity or implementation fees charged to our clients. We may elect to modify or defer a portion of such anticipated investments in the event that we do not achieve the revenue necessary to support such investments.

     Net cash used in financing activities was approximately $5.4 million and $2.1 million for the years ended December 31, 2009 and 2008, respectively, primarily representing payments on debt and capital leases.
     Our liquidity has been negatively impacted as a result of the merger with eCOST. Since the merger in February 2006, eCOST has experienced a net use of cash primarily due to operating losses. As a result, we have had to support eCOST’s cash needs with the goal of reducing operating losses. The amount of further cash needed to support eCOST operations will depend upon the financing available as well as eCOST’s ability to improve its financial results. eCOST’s results, excluding the impact of any non-cash impairment charges, have improved in recent years, and we expect continued improvement as a result of efforts to increase sales, improve product mix and further improve operational efficiencies.
     Our liquidity has also been negatively impacted by a decline in service fee revenue due to the current general economic decline as well as the nonrenewal of a U.S. government agency contract and certain other contracts. To help minimize the impact of lower service fee revenue, we have implemented certain measures that reduced variable costs and expenses and redeployed existing infrastructure to other client activities. No assurance can be given that a further decline in service fee revenue will not have a material adverse effect upon our business, financial condition or results of operations.
     During the year ended December 31, 2009, our working capital decreased to $19.3 million from $21.4 million at December 31, 2008, partially due to the paydown of debt facilities along with capital expenditures that were not financed through financing arrangements or client implementation fees. Working capital as of December 31, 2009 included the benefit from certain clients paying implementation fees in 2009 applicable to technology and development costs that will be incurred by us during 2010. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities, entering into new debt agreements or transferring to third-parties a portion of our subordinated loan balance due from Supplies Distributors. In conjunction with certain of these alternatives, we may be required to provide certain letters of credit to secure these arrangements. No assurances can be given we will be successful in obtaining any additional financing or the terms thereof. We currently believe our cash position, financing available under our credit facilities and funds generated from operations (including cost reductions related to the nonrenewal of our U.S. government contract) will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our current debt and lease obligations, and additional loans to our subsidiaries Supplies Distributors and eCOST, if necessary, for at least the next twelve months.
     During the past two years, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States and foreign governments. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity, financial condition, results of operations and our ability to renew our credit facilities.
     In support of certain debt instruments and leases, as of December 31, 2009, we had $2.1 million of cash restricted for repayment to lenders. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain of our subsidiaries’ credit facilities. Many of these facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other credit facilities and agreements. These covenants include minimum levels of net worth for the individual borrower subsidiaries and the parent guarantor and restrictions on the ability of the borrower subsidiaries to advance funds to other borrower subsidiaries. As a result, it is possible for one or more of these borrower subsidiaries to fail to meet their respective covenants even if another borrower subsidiary otherwise has available excess funds which, if not restricted, could be used to cure the default. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. In particular, in the event eCOST is unable to increase its revenue and/or gross profit from its present levels, or if PFS service fee revenue declines from expected levels and it is unable to reduce costs to correspond to such reduced revenue levels or if Supplies Distributors revenue or gross profit declines from expected levels, such events may result in a breach of one or more of the financial covenants required under their working capital lines of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and payment under our parent guaranty. A requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all of such obligations. As of December 31, 2009, we were in compliance with all debt covenants. Further, any non-renewal of any of our credit facilities would have a material adverse impact on our business and financial condition. We do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.
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
     To finance their distribution of IPS products, Supplies Distributors and its subsidiaries have short-term credit facilities with IBM Credit LLC (“IBM Credit”) and IBM Belgium Financial Services S.A. (“IBM Belgium”). We have provided a collateralized guaranty to secure the repayment of these credit facilities. These asset-based credit facilities provided financing for up to $30.5 million and up to 16 million Euros (approximately $23.0 million at December 31, 2009) with IBM Credit and IBM Belgium, respectively. These agreements expire in April 2011.
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
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million Euros (approximately $10.8 million at December 31, 2009) of eligible accounts receivables through March 2011.
     These credit facilities contain cross default provisions, various restrictions upon the ability of Supplies Distributors and its subsidiaries to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as cash flow from operations, annualized revenue to working capital, net profit after tax to revenue, minimum net worth and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, we are required to maintain a subordinated loan to Supplies Distributors of no less than $4.3 million, not maintain restricted cash of more than $5.0 million, are restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure and a minimum shareholders’ equity of at least $18.0 million. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or its subsidiaries under these facilities if they are unable to do so. We have also provided a guarantee of the obligations of Supplies Distributors and its subsidiaries to IBM and IPS, excluding the trade payables that are financed by IBM credit.
     Our PFS subsidiary has entered into a Loan and Security Agreement (“Agreement”) with Comerica Bank (“Comerica”), which provides for up to $10.0 million of eligible accounts receivable financing through March 2011. We entered this Agreement to supplement our existing cash position, and provide funding for our current and future operations, including our targeted growth. The Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20.0 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Agreement also limits PFS’ ability to increase the subordinated loan to Supplies Distributors to more than $5.5 million and permits PFS to advance incremental amounts subject to certain cash inflows to PFS, as defined, to certain of its subsidiaries and/or affiliates, including eCOST. The Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb.

     eCOST currently has an asset-based line of credit facility of up to $7.5 million with Wachovia, which is collateralized by substantially all of eCOST’s assets and expires in May 2011. Borrowings under the facility are limited to a percentage of eligible accounts receivable and letter of credit availability is limited to a percentage of accounts receivable and inventory. As of December 31, 2009, eCOST had $1.0 million of letters of credit outstanding and $1.2 million of available credit under this facility. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as a minimum tangible net worth of $0, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.
     We financed certain capital expenditures through a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) pursuant to which the MBFC issued MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned us the proceeds of the Bonds for the purpose of financing the acquisition and installation of equipment, machinery and related assets to support incremental business from a Southaven, Mississippi distribution facility. The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) issued by Comerica pursuant to a Reimbursement Agreement between us and Comerica under which we are obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has a maturity date of April 2011 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof. The amount outstanding on the Loan Agreement as of December 31, 2009 was $2.4 million. Our obligations under the Reimbursement Agreement are secured by substantially all of the assets of our PFS subsidiary, including restricted cash of $0.7 million and a parent company guarantee.
     eCOST has historically incurred significant operating losses and used cash to fund its operations. As a result, we have been required to invest cash to fund eCOST’s operations, which we may not be able to continue to do without approval from our lenders. The amount of further cash needed to support eCOST operations depends upon the financing available under its credit line as well as eCOST’s ability to improve its financial results. Through March 31, 2010, we have advanced $15.8 million to eCOST to fund eCOST’s cash flow requirements and have lender approval to advance incremental amounts subject to certain cash inflows to PFS, as defined, to certain of our subsidiaries and/or affiliates, including eCOST. In the event we need to advance further cash to eCOST, we may be required to seek approval from our lenders to provide such funds. We can provide no assurance that we will receive such approval from our lenders or any terms or conditions required by our lenders in order to obtain such approval. In addition, PFSweb has provided a guaranty of eCOST’s bank line of credit and certain eCOST vendor trade payables.
     We receive municipal tax abatements in certain locations. During 2004 we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements. In December 2006 we received notice that the municipal authority planned to make an adjustment to our tax abatement. We have disputed the adjustment as of December 31, 2009, but if the dispute is not resolved favorably, additional property taxes of approximately $1.7 million could be assessed against us.
Off-Balance Sheet Arrangements
     There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
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

Seasonality
     The seasonality of our service fee business is dependent upon the seasonality of our clients’ business and sales of their products. Accordingly, our management must rely upon the projections of our clients in assessing quarterly variability. We believe that with our current client mix and their current business volumes, our run rate service fee business activity will be at its lowest in the quarter ended March 31. We anticipate our Supplies Distributors’ product revenue will be highest during the quarter ended December 31. Our eCOST business is moderately seasonal, reflecting the general pattern of peak sales for the retail industry during the holiday shopping season. Typically, a larger portion of our eCOST revenues occur during the fourth fiscal quarter. We believe our historical revenue pattern makes it difficult to predict the effect of seasonality on our future revenues and results of operations.
     We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.
Inflation
     Management believes inflation has not had a material effect on our operations.
Impact of Recently Issued Accounting Standards
     In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force to amend certain guidance in FASB Accounting Standards CodificationTM (ASC) 605, Revenue Recognition, 25, “Multiple-Element Arrangements.” The amended guidance in ASC 605-25 (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price.
     The FASB also issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force, to amend the scope of arrangements under ASC 985, Software, 605, “Revenue Recognition” to exclude tangible products containing software components and non-software components that function together to deliver a product’s essential functionality.
     The amended guidance in ASC 605-25 and ASC 985-605 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. We are in the process of evaluating the impact the amendments to ASC 605-25 and ASC 985-605 will have on our consolidated financial statements.
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

     Allowances for doubtful accounts totaled $1.0 million at both December 31, 2009 and 2008. We believe our allowances for doubtful accounts are adequate to cover anticipated losses under current conditions; however, uncertainties regarding changes in the financial condition of our clients and customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required.
     Inventory Reserves
     Inventories (merchandise, held for resale, all of which are finished goods) are stated at the lower of weighted average cost or market. Supplies Distributors and its subsidiaries assume responsibility for slow-moving inventory under certain master distributor agreements, subject to certain termination rights, but have the right to return product rendered obsolete by engineering changes, as defined. eCOST assumes responsibility for slow-moving inventory but has limited rights to return product based on specific inventory agreements. We review inventories for impairment on a periodic basis, but at a minimum, annually. Recoverability of the inventory on hand is measured by comparisons of the carrying value to the fair value of the inventory. This requires us to record provisions and maintain reserves for excess or obsolete inventory. If write-downs of inventories are necessary, the cost basis of that inventory is adjusted. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand and market conditions. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. At December 31, 2009 and 2008, our allowance for slow moving inventory was $2.0 million and $2.1 million, respectively. We believe our reserves are adequate to cover anticipated losses under current conditions. Significant or unanticipated changes to our estimates and forecasts, either adverse or positive, could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required.
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
     Intangible Assets
     We make judgments and estimates in conjunction with the carrying value of intangible assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, we review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We record impairment losses in the period in which we determine that the carrying amount is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. This may require us to make judgments regarding long-term forecasts of our future revenues and costs related to the assets subject to review. During the fourth quarter of 2008, we determined the carrying values of the intangible assets resulting from our acquisition of eCOST were impaired, which resulted in a $4.5 million write-off of intangible assets in 2008. No intangible assets were determined to be impaired during 2009.
     Goodwill
     The Company acquired eCOST in 2006 because of the strategic benefits expected to result from combining eCOST’s e-commerce platform with PFSweb’s advanced technology and operational infrastructure thereby providing the combined company with the enhanced ability to expand its market share in the fast growing web commerce market. Such benefits are the primary factors that contributed to a purchase price that resulted in the recognition of goodwill.
     Goodwill was derived by the excess of the purchase price over the fair value of the net identifiable assets acquired and liabilities assumed in the acquisition of eCOST in 2006, and is included in the eCOST reportable segment. Goodwill, which is not deductible for tax purposes, is not being amortized but is subject to an impairment test each year, using a fair-value-based approach.
     We review goodwill for impairment at least annually on December 31. We record impairment losses in the period in which we determine that the carrying amount is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. We estimate the fair value of the eCOST reporting unit using a combination of valuation models, including the income approach method, the guideline company method, and stock price method. These models require us to make judgments regarding long-term forecasts of our future revenues and costs related to the assets subject to review, costs of capital and residual values. During the fourth quarter of 2008, we determined the carrying values of the goodwill resulting from our acquisition of eCOST were impaired, which resulted in an $11.8 million write-off of goodwill in 2008. As of December 31, 2009, the estimated fair value of the eCOST reporting unit exceeded the carrying amount by approximately 65%.

Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
PFSweb, Inc.:
We have audited the accompanying consolidated balance sheets of PFSweb, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the years then ended. Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under Item 15(a) (1). These financial statements and the financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PFSweb, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ GRANT THORNTON LLP
Dallas, Texas
March 31, 2010

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,812	$16,050
Restricted cash	2,096	2,008
Accounts receivable, net of allowance for doubtful accounts of $973 and $980 at December 31, 2009 and 2008, respectively	39,861	44,546
Inventories, net of reserves of $2,016 and $2,124 at December 31, 2009 and 2008, respectively	37,949	47,186
Other receivables	11,605	13,072
Prepaid expenses and other current assets	4,170	3,802

Total current assets	110,493	126,664

PROPERTY AND EQUIPMENT, net	10,314	12,106
IDENTIFIABLE INTANGIBLES, net	805	961
GOODWILL	3,602	3,602
OTHER ASSETS	2,555	1,188

Total assets	$127,769	$144,521

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$19,179	$22,251
Trade accounts payable	53,642	61,988
Deferred revenue	5,164	3,640
Accrued expenses	13,180	17,414

Total current liabilities	91,165	105,293
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	3,348	4,951
OTHER LIABILITIES	3,903	1,192

Total liabilities	98,416	111,436

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 9,952,164 and 9,935,095 shares issued at December 31, 2009 and 2008, respectively; and 9,933,803 and 9,916,734 outstanding at December 31, 2009 and 2008, respectively	10	10
Additional paid-in capital	93,152	92,728
Accumulated deficit	(65,963)	(61,393)
Accumulated other comprehensive income	2,239	1,825
Treasury stock at cost, 18,361 shares	(85)	(85)

Total shareholders’ equity	29,353	33,085

Total liabilities and shareholders’ equity	$127,769	$144,521

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31
(In thousands, except per share data)

	2009	2008
REVENUES:
Product revenue, net	$267,615	$330,532
Service fee revenue	58,619	85,406
Pass-through revenue	26,265	35,905

Total revenues	352,499	451,843

COSTS OF REVENUES:
Cost of product revenue	245,272	305,090
Cost of service fee revenue	41,898	58,009
Cost of pass-through revenue	26,265	35,905

Total costs of revenues	313,435	399,004

Gross profit	39,064	52,839

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, including stock based compensation expense of $407 and $547 in the years ended December 31, 2009 and 2008, respectively	41,995	49,073
AMORTIZATION OF IDENTIFIABLE INTANGIBLES	105	806
GOODWILL AND INTANGIBLE ASSET IMPAIRMENT	—	16,250

Total operating expenses	42,100	66,129

Loss from operations	(3,036)	(13,290)

INTEREST EXPENSE, net	1,205	1,560

Loss before income taxes	(4,241)	(14,850)
INCOME TAX EXPENSE	329	805

NET LOSS	$(4,570)	$(15,655)

LOSS PER SHARE:
Basic and Diluted	$(0.46)	$(1.58)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and Diluted	9,929	9,905

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS
(In thousands, except share data)

					Accumulated
			Additional		Other			Total	Comprehensive
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders’	Income
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity	(Loss)

Balance, January 1, 2008	9,909,401	$10	$92,121	$(45,738)	$2,534	18,361	$(85)	$48,842
Net loss	—	—	—	(15,655)	—	—	—	(15,655)	$(15,655)
Stock-based compensation expense	—	—	547	—	—	—	—	547
Employee stock purchase plan	7,522	—	26	—	—	—	—	26
Proceeds from exercised options	18,172	—	34	—	—	—	—	34
Other comprehensive loss—foreign currency translation adjustment	—	—	—	—	(709)	—	—	(709)	(709)

Comprehensive loss									$(16,364)

Balance, December 31, 2008	9,935,095	$10	$92,728	$(61,393)	$1,825	18,361	$(85)	$33,085
Net loss	—	—	—	(4,570)	—	—	—	(4,570)	$(4,570)
Stock-based compensation expense	—	—	407	—	—	—	—	407
Employee stock purchase plan	17,069	—	17	—	—	—	—	17
Other comprehensive loss—foreign currency translation adjustment	—	—	—	—	414	—	—	414	414

Comprehensive loss									$(4,156)

Balance, December 31, 2009	9,952,164	$10	$93,152	$(65,963)	$2,239	18,361	$(85)	$29,353

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
(In thousands)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,570)	$(15,655)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,852	6,622
Goodwill and intangible asset impairment	—	16,250
Loss on sale of assets	6	17
Provision for doubtful accounts	147	174
Provision for excess and obsolete inventory	996	1,482
Deferred income taxes	(65)	(293)
Stock-based compensation expense	407	547
Changes in operating assets and liabilities:
Restricted cash	(11)	291
Accounts receivable	4,982	3,020
Inventories, net	8,799	(3,243)
Prepaid expenses, other receivables and other assets	69	(5,031)
Accounts payable, deferred revenue, accrued expenses and other liabilities	(9,486)	5,270

Net cash provided by operating activities	8,126	9,451

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,440)	(5,754)
Proceeds from sale of assets	—	117

Net cash used in investing activities	(4,440)	(5,637)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	17	60
Increase in restricted cash	(77)	(278)
Payments on capital lease obligations	(1,680)	(1,791)
Payments on debt, net	(3,642)	(41)

Net cash used in financing activities	(5,382)	(2,050)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	458	14

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,238)	1,778
CASH AND CASH EQUIVALENTS, beginning of period	16,050	14,272

CASH AND CASH EQUIVALENTS, end of period	$14,812	$16,050

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under capital leases	$412	$584

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
PFSweb Overview
     PFSweb is an international business process outsourcing provider of end-to-end eCommerce solutions to major brand name companies seeking to optimize their supply chain and to enhance their traditional and online business channels and initiatives in the United States, Canada, and Europe. PFSweb offers such services as professional consulting, technology collaboration, managed web hosting and internet application development, order management, web-enabled customer contact centers, customer relationship management, financial services including billing and collection services and working capital solutions, information management, facilities and operations management, kitting and assembly services, and international fulfillment and distribution services.
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
eCOST Overview
     eCOST is a multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise, selling products primarily to customers in the United States. eCOST offers products in several primary merchandise categories, including computers, networking, electronics and entertainment, TV’s, monitors and projectors, cameras and camcorders, memory and storage, “For the Home” and sports and leisure. eCOST carries products from leading manufacturers such as Sony, JVC, Canon, Hewlett-Packard, Denon, Cuisinart, Sennheiser, Garmin, Panasonic, Toshiba and Microsoft.
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

     In the event eCOST is unable to increase its revenue and/or gross profit from its present levels, it may fail to comply with one or more of the financial covenants required under its working capital line of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and demand for payment under the Company parent guaranty. Any acceleration of the repayment of the credit facility would have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations.
     Management currently believes eCOST will meet the Company’s expectations related to improved overall profitability. The Company has reported improvement in eCOST’s financial results beginning in 2007, excluding the impact of any non-cash impairment charges, and expects continued improvement as a result of efforts to increase sales, improve product mix and further improve operational efficiencies, although there can be no assurance that these future improvements will be achieved. If eCOST does not meet expectations, the Company anticipates that it would be able to terminate or sublease eCOST’s facilities, liquidate remaining inventory through the eCOST website and reduce certain personnel related costs as needed so as to minimize any material impact upon the Company’s other segments.
2. Significant Accounting Policies
Principles of Consolidation
     All intercompany accounts and transactions have been eliminated in consolidation.
Investment in Affiliates
     Priority Fulfillment Services, Inc. (“PFS”), a wholly-owned subsidiary of PFSweb, has made advances to Supplies Distributors that are evidenced by a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Subordinated Note cannot be increased to more than $5.5 million or decreased to less than $4.3 million without prior approval of the Company’s lenders (see Notes 3 and 4). As of December 31, 2009 and 2008, the outstanding balance of the Subordinated Note was $5.0 million and $5.5 million, respectively. The Subordinate Note is eliminated in the Company’s consolidated financial statements.
     PFS has also made advances to eCOST, which aggregated $10.9 million and $10.6 million as of December 31, 2009 and 2008, respectively. Certain terms of the Company’s debt facilities provide that the total advances to eCOST may not be less than $2.0 million without prior approval of eCOST’s lender. PFS has received the approval of its lender to advance incremental amounts subject to certain cash inflows to PFS, as defined, to certain of its subsidiaries and/or affiliates, including eCOST, if needed. PFSweb has also advanced eCOST $5.0 million and $4.7 million as of December 31, 2009 and 2008, respectively.
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
     Under the master distributor agreements (see Note 6), Supplies Distributors bills IPS for reimbursements of certain expenses, including: pass through customer marketing programs, including rebates and coop funds; certain freight costs; direct costs incurred in passing on any price decreases offered by IPS to Supplies Distributors or its customers to cover price protection and certain special bids; the cost of products provided to replace defective product returned by customers; and certain other expenses as defined. Supplies Distributors includes these reimbursable amounts as they are incurred with a corresponding reduction in either inventory or cost of product revenue. Supplies Distributors also reflects pass through customer marketing programs as a reduction of both product revenue and cost of product revenue.
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
     For product sales shipped directly from eCOST’s vendors to end customers, eCOST records revenue and related costs at the gross amounts charged to the customer and paid to the vendor based on an evaluation of certain criteria. eCOST’s evaluation is performed based on a number of factors, including whether eCOST is the primary obligor in the transaction, has latitude in establishing prices and selecting suppliers, takes title to the products sold upon shipment, bears credit risk, and bears inventory risk for returned products that are not successfully returned to third-party suppliers. eCOST recognizes revenue on extended warranties and other services for which it is not the primary obligor on a net basis.
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

	December 31,	December 31,
	2009	2008
Deferred implementation revenues
Current	$3,948	$2,556
Non-current	3,680	869

	$7,628	$3,425

Deferred implementation costs
Current	$1,621	$956
Non-current	1,394	288

	$3,015	$1,244

     Current and non-current deferred implementation costs, excluding technology and development costs, are a component of prepaid expenses and other assets, respectively. Current and non-current deferred implementation revenues, which may precede the timing of when the related implementation costs are incurred and thus deferred, are a component of deferred revenue and other liabilities, respectively.
Concentration of Business and Credit Risk
     The Company’s service fee revenue is generated under contractual service fee relationships with multiple client relationships. No clients/customers exceeded 10% of consolidated revenue during the years 2009 and 2008. A summary of the customer and client concentrations is as follows:

	December 31,	December 31,
	2009	2008
Product Revenue (as a percentage of Product Revenue):
Customer 1	11%	12%

Service Fee Revenue (as a percentage of Service Fee Revenue):
Client 1	7%	37%
Client 2	15%	10%
Client 3	10%	6%

Accounts Receivable:
Customer/Client 1	8%	11%
Customer/Client 2	11%	8%
     Client 1 did not renew its contract with PFS effective January 2009, though certain project work continued to occur through April 2009. PFS currently operates three distinct geographical contract arrangements with Client 2, which are aggregated in the service fee revenue percentages reflected above. During 2010, Client 2 notified PFS that it is not renewing two of its three contracts with PFS expiring during 2010.

     PFSweb has provided certain collateralized guarantees of its subsidiaries’ financings and credit arrangements. These subsidiaries’ ability to obtain financing on similar terms would be significantly impacted without these guarantees.
     The Company has multiple arrangements with IBM and IPS and is dependent upon the continuation of such arrangements. These arrangements, which are critical to the Company’s ongoing operations, include Supplies Distributors’ master distributor agreements and certain of Supplies Distributors’ working capital financing agreements. Substantially all of the Supplies Distributors’ revenue is generated by its sale of product purchased from IPS. Supplies Distributors also relies upon IPS’s sales force and product demand generation activities and the discontinuance of such services would have a material impact upon Supplies Distributors’ business. In addition, Supplies Distributors has product sales to IBM and IPS business units and the Company has an IBM term master lease agreement.
     eCOST’s arrangements with its vendors are terminable by either party at will. Loss of any vendors could have a material adverse effect on eCOST’s financial position, results of operations and cash flows. Sales of HP and HP-related products represented 44% of eCOST’s net revenues in 2009 (11% of consolidated net revenues) and 43% of eCOST’s net revenues in 2008 (9% of consolidated net revenues).
Cash and Cash Equivalents
     Cash equivalents are defined as short-term highly liquid investments with original maturities, when acquired, of three months or less.
Restricted Cash
     Restricted cash includes the following items (in thousands):

	December 31,	December 31,
	2009	2008

Customer remittances	$1,364	$458
Bond financing (see note 4)	732	1,550

Total restricted cash	$2,096	$2,008

     In conjunction with certain of its financing agreements, Supplies Distributors has granted to its lenders a security interest in certain customer remittances received in specified bank accounts (see Note 4). At December 31, 2009 and 2008, these bank accounts held $1.2 million and $0.2 million, respectively, which was restricted and can only be used to reduce the outstanding debt.
     In conjunction with certain of its financing agreements, eCOST has granted to its lender a security interest in certain customer remittances received in specified bank accounts (see Note 4). In both years ended December 31, 2009 and 2008 these bank accounts held $0.2 million, which was restricted and can only be used to reduce the outstanding debt.
Other Receivables
     Other receivables include $8.0 million and $9.6 million as of December 31, 2009 and 2008, respectively, primarily for amounts due from IPS and IBM for costs incurred by the Company under the master distributor agreements (see Note 6). In addition, other receivables included $3.6 million and $3.5 million as of December 31, 2009 and 2008, respectively, applicable to value added tax receivables.
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
     The Company reviews inventory for impairment on a periodic basis, but at a minimum, annually. Recoverability of the inventory on hand is measured by comparison of the carrying value of the inventory to the fair value of the inventory. The allowance for slow moving inventory was $2.0 million and $2.1 million as of December 31, 2009 and 2008, respectively.
Property and Equipment
The components of property and equipment as of December 31, 2009 and 2008 are as follows (in thousands):

	December 31,	December 31,
	2009	2008	Depreciable Life
Furniture and fixtures	$19,552	$19,126	2-10 years
Purchased and capitalized software costs	19,311	17,490	3-5 years
Computer equipment	11,887	10,774	3-5 years
Leasehold improvements	7,838	7,628	3-5 years
Other	1,003	571	3-5 years

	59,591	55,589
Less-accumulated depreciation and amortization	(49,277)	(43,483)

Property and equipment, net	$10,314	$12,106

     The Company makes judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company records impairment losses in the period in which the Company determines that the carrying amount is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. This may require the Company to make judgments regarding long-term forecasts of our future revenues and costs related to the assets subject to review. During 2009 and 2008, no impairment of property and equipment was identified or recorded.
     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Capitalized implementation costs are depreciated over the respective client contract periods. Leasehold improvements are amortized over the shorter of the useful life of the related asset or the remaining lease term. Depreciation and amortization expense related to property and equipment, excluding capital leases, during 2009 and 2008 was $5.0 million and $4.1 million, respectively.
     The Company’s property held under capital leases amount to approximately $2.1 million and $3.4 million, net of accumulated amortization, of approximately $6.7 million and $8.4 million, at December 31, 2009 and 2008, respectively. Depreciation and amortization expense related to capital leases during 2009 and 2008 was $1.7 million in both years.
     Intangible Assets
     The Company makes judgments and estimates in conjunction with the carrying value of intangible assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, the Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company records impairment losses in the period in which the Company determines that the carrying amount is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. This may require the Company to make judgments regarding long-term forecasts of our future revenues and costs related to the assets subject to review.
     In 2008, the Company determined that certain of its identifiable acquired intangible assets were impaired. The determination was based on the carrying values exceeding the future undiscounted cash flows and fair value attributable to such intangible assets. As a result, the Company recorded a non-cash impairment charge of $4.5 million during 2008, which represented the difference between the estimated fair values of these long-lived assets and their carrying values. Fair values were determined based upon market conditions, the relief from royalty approach which utilized cash flow projections, and other factors.

     There are no residual values for any of the intangible assets subject to amortization acquired during the eCOST acquisition. The Company is amortizing the intangible assets acquired on a straight-line basis over their estimated remaining useful lives. Definite lived intangible assets consist of (in thousands):

	Trademark	Customer
	Name	Relationships
Fair value at acquisition	$4,635	$2,745
Impairment charge incurred in 2008	(2,756)	(1,011)

Adjusted fair value	$1,879	$1,734

	Trademark	Customer	Other
	Name	Relationships	Intangibles	Total
As of December 31, 2008
Accumulated amortization	(1,352)	(1,734)	(20)	(20)

Net carrying value	$527	$—	$434	$961

As of December 31, 2009
Accumulated amortization	(1,457)	—	(71)	(51)

Net carrying value	$422	$—	$383	$805

     The estimated remaining useful life of the trademark name is four years as of December 31, 2009.
     Amortization expense for intangible assets was $0.1 million for the year ended December 31, 2009 and $0.8 million for the year ended December 31, 2008. Subsequent to the 2008 impairment charge, amortization expense for intangible assets is estimated to be approximately $0.1 million annually for each year through the period ending December 31, 2013.
     Goodwill
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
     The excess of the purchase price over the fair value of the net identifiable assets acquired and liabilities assumed was allocated to goodwill and is included in the eCOST reportable segment. Goodwill, which is not deductible for tax purposes, is not being amortized but is subject to an impairment test each year, using a fair-value-based approach.
     The Company performs its annual goodwill impairment test as of December 31. During the Company’s 2008 annual analysis of the carrying value of goodwill, the Company determined the carrying value of goodwill exceeded its fair value, which resulted in a non-cash write-off of goodwill of $11.8 million. In 2008, as a result of the decline in stock price, the market capitalization plus an implied control premium fell significantly below the recorded value of its consolidated net assets as of the testing date. In performing the goodwill impairment test, the Company used current market capitalization, control premiums, discounted cash flows and other factors as the best evidence of fair value. The remaining balance of goodwill related to eCOST, after this impairment charge, was $3.6 million. No impairment was identified in the 2009 annual impairment test.
Foreign Currency Translation and Transactions
     For the Company’s Canadian and European operations, the local currency is the functional currency. All assets and liabilities are translated at exchange rates in effect at the end of the period, and income and expense items are translated at the average exchange rates for the period.

     The Company includes currency gains and losses on short-term intercompany advances in the determination of net income and loss. Currency gains and losses, including transaction gains and losses and those on short-term intercompany advances, included in net loss were net gains of approximately $0.1 million for both years ended December 31, 2009 and 2008. The Company reports gains and losses on intercompany foreign currency transactions that are of a long-term investment nature as a separate component of shareholders’ equity.
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
     On January 1, 2009, the Company adopted new guidance contained in FASB Accounting Standards Codification (“ASC”) 805, which changed the method of accounting for business combinations. Under ASC 805, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. ASC 805 requires that transaction costs such as legal, accounting and advisory fees be expensed and requires a substantial number of new disclosures. This new standard did not have any impact on the Company’s consolidated financial statements.
     On January 1, 2009, the Company adopted new guidance contained in ASC 810, which establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. The adoption of the statement did not have any impact on the Company’s consolidated financial statements.
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
     In May 2009, the FASB updated, and the Company adopted, the Subsequent Events Topic of the FASB ASC to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This topic requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. This topic was effective in the first interim period ending after June 15, 2009 and amended on February 24, 2010. The adoption of this update did not have a material impact on the Company’s financial statements.
     In June 2009, the FASB issued ASU 2009-01, Generally Accepted Accounting Principles and approved the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative nongovernmental US GAAP. The Codification does not change previous US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All prior accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. ASU 2009-01 is effective for interim and annual periods ending after September 15, 2009. The implementation of this update did not have an impact on the Company’s consolidated financial statements.
     In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force to amend certain guidance in FASB

Accounting Standards CodificationTM (ASC) 605, Revenue Recognition, 25, “Multiple-Element Arrangements.” The amended guidance in ASC 605-25 (1) modifies the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item(s), and (2) eliminates the use of the residual method of allocation and instead requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price.
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
Income Taxes
     For federal income tax purposes, tax years that remain subject to examination include years 2005 through 2009. However, the utilization of net operating loss (“NOL”) carryforwards that arose prior to 2005 remain subject to examination through the years such carryforwards are utilized. For Europe, tax years that remain subject to examination include years 2006 to 2009. However, the utilization of NOL carryforwards that arose prior to 2006 remain subject to examination through the years such carryforwards are utilized. For Canada, tax years that remain subject to examination include years 2002 to 2009, depending on the subsidiary. For state income tax purposes, the tax years that remain subject to examination include years 2004 to 2009, depending upon the jurisdiction in which the Company files tax returns. The Company and its subsidiaries have various state income tax returns in the process of examination or administrative appeals. The Company does not expect that these examinations will result in unrecognized tax benefits.
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

Net Loss Per Common Share
     Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Stock options not included in the calculation of diluted net loss per share for the years ended December 31, 2009 and 2008, were 1.8 million and 1.4 million, respectively, as the effect would be anti-dilutive.
Cash Paid For Interest and Taxes During Year
     The Company made payments for interest of approximately $1.3 million and $1.7 million and income taxes of approximately $0.7 million and $1.6 million during the years ended December 31, 2009 and 2008, respectively (see Notes 3, 4 and 8).
Advertising Costs
     Advertising expenses for the Company, which relate to eCOST, including those for catalog, internet and other methods, were $0.9 million for each of the years ending December 31, 2009 and 2008 and are included in selling, general and administrative expenses.
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
Reclassifications
     Prior year data related to deferred revenue accrued expenses and interest expense, net have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income (loss) or shareholders’ equity.
3. Vendor Financing
     Outstanding obligations under vendor financing arrangements consist of the following (in thousands):

	December 31,	December 31,
	2009	2008
Inventory and working capital financing agreements:
United States	$16,073	$23,885
Europe	15,649	16,422

Total	$31,722	$40,307

Inventory and Working Capital Financing Agreement, United States
     Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of IPS products in the United States, providing financing for eligible IPS inventory and certain receivables up to $30.5 million through its expiration in March 2010. As of December 31, 2009, Supplies Distributors had $4.0 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $5.0 million and a minimum shareholders’ equity of $18.0 million.

     Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (3.75% as of both December 31, 2009 and 2008). The facility also includes a monthly service fee.
     On March 25, 2010, Supplies Distributors entered into an amended credit facility with IBM Credit LLC, which extends the termination date through April 2011, modifies certain financial covenants and reduces the minimum Subordinated Note balance to $3.5 million. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.
Inventory and Working Capital Financing Agreement, Europe
     Supplies Distributors’ European subsidiaries have a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance distribution of IPS products in Europe. The asset based credit facility with IBM Belgium provides up to 16 million Euros (approximately $23.0 million at December 31, 2009) in inventory financing and cash advances based on eligible inventory and accounts receivable through its expiration in March 2010. As of December 31, 2009, Supplies Distributors’ European subsidiaries had 4.7 million Euros (approximately $6.8 million at December 31, 2009) of available credit. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors and its European subsidiaries to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors’ European subsidiary, as well as collateralized guaranties of Supplies Distributors and PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $5.0 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest at Euribor plus 1.94% for cash advances, and, after a defined free financing period, at Euribor plus 4.25% for inventory financings. As of December 31, 2009 there were no outstanding cash advances and the interest rate was 4.7% on the $15.6 million of outstanding inventory financings. As of December 31, 2008 the interest rate was 4.1%. Supplies Distributors’ European subsidiary pays a monthly service fee on the commitment.
     On March 25, 2010, Supplies Distributors’ European subsidiaries entered into an amended credit facility with IBM Belgium, which extends the termination date through April 2011, modifies certain financial covenants and reduces the minimum Subordinated Note balance to $3.5 million. Given the structure of this facility and as outstanding balances, which represent inventory purchase, are repaid within twelve months, the Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.
4. Debt and Capital Lease Obligations:
     Outstanding obligations under debt and capital lease obligations consist of the following (in thousands):

	December 31,	December 31,
	2009	2008
Loan and security agreements, United States:
Supplies Distributors	$8,921	$9,649
PFS	6,000	6,000
Credit facility — eCOST	—	—
Factoring agreement, Europe	1,074	2,577
Taxable revenue bonds	2,400	3,200
Master lease agreements	3,467	4,657
Other	665	1,119

Total	22,527	27,202
Less current portion of long-term debt	19,179	22,251

Long-term debt, less current portion	$3,348	$4,951

Loan and Security Agreement — Supplies Distributors
     Supplies Distributors has a loan and security agreement with Wachovia Bank, N.A. (“Wachovia”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of December 31, 2009, Supplies Distributors had $0.7 million of available credit under this agreement. The Wachovia facility expires on the earlier of March 2011 or the date on which the parties to the IPS master distributor agreement (see Note 6) no longer operate under the terms of such agreement and/or IPS no longer supplies products pursuant to such agreement. Borrowings under the Wachovia facility accrue interest at prime rate plus 0.25% to 0.75% or Eurodollar rate plus 2.5% to 3.0%, dependent on excess availability, as defined. The interest rate as of December 31, 2009 was 3.75% for $5.9 million of outstanding borrowings and 2.23% for $3.0 million of outstanding borrowings. As of December 31, 2008, the interest rate was 4.0% for $5.6 million of outstanding borrowings and 2.5% for $4.0 million of outstanding borrowings. This agreement contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $4.3 million and may not maintain restricted cash of more than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks and Wachovia pursuant to which a security interest was granted to Wachovia for all U.S. and Canadian customer remittances received in specified bank accounts. At December 31, 2009 and December 31, 2008, these bank accounts held $1.0 million and $0.1 million, respectively, which was restricted for payment to Wachovia.
Loan and Security Agreement — PFSweb
     PFS has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”). The Comerica Agreement provides for up to $10.0 million of eligible accounts receivable financing through March 2010. As of December 31, 2009, PFS had $3.8 million of available credit under this facility. Borrowings under the Comerica Agreement accrue interest at a defined rate, which will generally be prime rate plus 2%, with a minimum of 4.5% (5.25% and 4.25% at December, 31, 2009 and 2008, respectively). The Comerica Agreement contains cross default provisions, various restrictions upon PFS’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the subordinated note receivable from Supplies Distributors to a maximum of $5.5 million. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb, Inc.
     On March 25, 2010, PFS entered into an amended agreement with Comerica, which extends the termination date through March 2011, modifies certain financial covenants and provides the approval for PFS to advance incremental amounts subject to certain cash inflows to PFS, as defined, to certain of its subsidiaries and/or affiliates, including eCOST, if needed.
Credit Facility — eCOST
     eCOST has an asset-based line of credit facility of up to $7.5 million from Wachovia, through May 2011, which is collateralized by substantially all of eCOST’s assets. Borrowings under the facility are limited to a percentage of eligible accounts receivable and inventory. Outstanding borrowings under the facility bear interest at rates ranging from prime rate plus 0.75% to 1.25% or Eurodollar rate plus 3.0% to 4.0%, depending on eCOST’s financial results. There were no outstanding borrowings as of December 31, 2009 or 2008. As of December 31, 2009, eCOST had $1.0 million of letters of credit outstanding and $1.2 million of available credit under this facility. In connection with the line of credit, eCOST entered into a cash management arrangement whereby eCOST’s operating amounts are considered restricted and swept and used to repay outstanding amounts under the line of credit. As of December 31,

2009 and December 31, 2008, the restricted cash amount was $0.2 million in each period. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, and requires a minimum tangible net worth of $0, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.
Factoring Agreement
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million Euros (approximately $10.8 million at December 31, 2009) of eligible accounts receivables through March 2011. This factoring agreement is accounted for as a secured borrowing. As of December 31, 2009, Supplies Distributors’ European subsidiary had approximately 1.5 million Euros ($2.2 million) of available credit under this agreement. Borrowings accrue interest at Euribor plus 1.2% (1.6% and 3.5% at December 31, 2009 and 2008, respectively). This agreement contains various restrictions upon the ability of Supplies Distributors’ European subsidiary to, among other things, merge, consolidate and incur indebtedness, as well as financial covenants, such as minimum net worth. This agreement is secured by a guarantee of Supplies Distributors, up to a maximum of 200,000 Euros.
Taxable Revenue Bonds
     PFS has a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of $5 million MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned the proceeds of the Bonds to PFS for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in the Company’s Southaven, Mississippi distribution facility. The Bonds bear interest at a variable rate (0.6% as of December 31, 2009), as determined by Comerica Securities, as Remarketing Agent. PFS, at its option, may convert the Bonds to a fixed rate, to be determined by the Remarketing Agent at the time of conversion.
     The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) issued by Comerica pursuant to a Reimbursement Agreement between PFS and Comerica under which PFS is obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has a maturity date of April 2011 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof. If the Letter of Credit is renewed or replaced, the Bonds require future principal repayments of $800,000 in January of each year through 2012. PFS’ obligations under the Reimbursement Agreement are secured by substantially all of the assets of PFS, including restricted cash of $0.7 million and a Company parent guarantee.
Debt Covenants
     To the extent the Company or any of its subsidiaries fail to comply with its covenants applicable to its debt or vendor financing obligations, including the monthly financial covenant requirements and required level of shareholders’ equity or net worth, and one or all of the lenders accelerate the repayment of the credit facility obligations, the Company would be required to repay all amounts outstanding thereunder. In particular, in the event eCOST is unable to increase its revenue and/or gross profit from its present levels, if PFS service fee revenue declines from expected levels and it is unable to reduce costs to correspond to such reduced revenue levels or if Supplies Distributors revenue or gross profit declines from expected levels, such events may result in a breach of one or more of the financial covenants required under its working capital line of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and demand for payment under the Company parent guaranty. Any acceleration of the repayment of the credit facilities would have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. As of December 31, 2009, the Company was in compliance with all debt covenants.

Master Lease Agreements
     The Company has a Term Lease Master Agreement with IBM Credit (“Master Lease Agreement”) that provides for leasing or financing transactions of equipment and other assets, which generally have terms of three years. The amounts outstanding under this Master Lease Agreement were $1.6 million and $1.7 million as of December 31, 2009 and 2008, respectively, which are secured by the related equipment (see Note 2).
     The Company has two other master agreements with financing companies that provide for leasing or financing transactions of certain equipment. The amounts outstanding under these agreements as of December 31, 2009 and 2008 were $0.9 million and $1.5 million, respectively, and are secured by the related equipment.
     The Company has other leasing and financing agreements and will continue to enter into those arrangements as needed to finance the purchasing or leasing of certain equipment or other assets. Borrowings under these agreements are generally secured by the related equipment.
Debt and Capital Lease Maturities
The Company’s aggregate maturities of debt subsequent to December 31, 2009 are as follows (in thousands):

Fiscal year ended December 31,
2010	$17,993
2011	2,122
2012	278
2013	184
2014	35
Thereafter	—

Total	$20,612

     The following is a schedule of the Company’s future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 2009 (in thousands):

Fiscal year ended December 31,
2010	$1,279
2011	601
2012	164
2013	—
Thereafter	—

Total minimum lease payments	$2,044
Less amount representing interest at rates ranging from 4.7% to 16.5%	(129)

Present value of net minimum lease payments	1,915
Less: Current portion	(1,186)

Long-term capital lease obligations	$729

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
Preferred Stock Purchase Rights
     On June 8, 2000, the Company’s Board of Directors declared a dividend distribution of one preferred stock purchase right (a “Right”) for each share of the Company’s common stock outstanding on July 6, 2000 and each share of common stock issued thereafter. Each Right entitles the registered shareholders to purchase from the Company one one-thousandth of a share of preferred stock at an exercise price of $314.90, subject to adjustment. The Rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 20 percent or more of the Company’s outstanding shares of common stock. The Rights expire on July 6, 2010, unless redeemed, exchanged or extended by the Company.
Employee Stock Purchase Plan
     The Company offers the PFSweb Employee Stock Purchase Plan (the “Stock Purchase Plan”) that is qualified under Section 423 of the Internal Revenue Code of 1986, to provide employees of the Company an opportunity to acquire a proprietary interest in the Company. The Stock Purchase Plan permits each U.S. employee who has completed 90 days of service to elect to participate in the plan. Eligible employees may elect to contribute with after-tax dollars up to a maximum annual contribution of $25,000. The Stock Purchase Plan provides for acquisition of the Company’s common stock at a 5% discount to the market value on the date of purchase. The Company has reserved 0.9 million shares of its common stock under the Stock Purchase Plan. During the years ended December 31, 2009 and 2008, the Company issued 17,070 and 7,522 shares under the Stock Purchase Plan, respectively. As of December 31, 2009, there were 433,571 shares available for further issuance under the Stock Purchase Plan.
Stock Options and Stock Option Plans
     The Company recognizes compensation cost for all share-based payments based on the grant date fair value. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award.
     Stock-based compensation charged against income was $0.4 million and $0.5 million for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, there was $0.5 million of total unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 1.7 years.
     As of December 31, 2009, the Company had the following share-based compensation plans:
PFSweb Plan Options
     The Company has an Employee Stock and Incentive Plan and an Outside Director Stock Option and Retainer Plan under which an aggregate of 3,117,341 shares of common stock have been authorized for issuance (the “Stock Options Plans”) and an outstanding stock option agreement under which 7,446 shares were originally authorized for issuance. The Stock Option Plans provide for the granting of incentive awards in the form of stock options to directors, executive management, key employees, and outside consultants of the Company. The rights to purchase shares under the employee stock option agreements typically vest over a three-year period, one-twelfth each quarter. Stock options must be exercised within 10 years from the date of grant. Stock options are generally issued such that the exercise price is equal to the market value of the Company’s common stock at the date of grant.
     As of December 31, 2009, there were 1,297,965 shares available for future grants under the Stock Option Plans.
     The following table summarizes stock option activity under the Stock Option Plans:

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
			Exercise	Contractual	Intrinsic
	Shares	Price Per Share	Price	Life	Value
Outstanding, December 31, 2008	1,352,407	$1.83—$75.20	$5.71
Granted	352,992	$1.01—$1.60	$1.47
Exercised	—	—	—
Canceled	(39,141)	$1.83—$75.20	$7.43

Outstanding, December 31, 2009	1,666,258	$1.01—$13.91	$4.77

Exercisable, December 31, 2009	1,287,151	$1.01—$13.91	$5.55	4.0	$—

Exercisable and expected to vest, December 31, 2009	1,603,881	$1.01—$13.91	$4.88	3.8	$—

     The weighted average fair value per share of options granted during the years ended December 31, 2009 and 2008 was $1.04 and $3.14, respectively. The total intrinsic value of options exercised under the Stock Option Plans was $0.04 million during the year ended December 31, 2008.
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
     The following table summarizes stock option activity under the Non-plan Options:

Weighted
			Weighted	Average
			Average	Remaining	Aggregate
			Exercise	Contractual	Intrinsic
	Shares	Price Per Share	Price	Life	Value
Outstanding, December 31, 2008	91,022	$4.28	$4.28
Granted	—	$—	$—
Exercised	—	$—	$—
Canceled	—	$—	$—

Outstanding, December 31, 2009	91,022	$4.28	$4.28	1.9	$—

Exercisable, December 31, 2009	91,022	$4.28	$4.28	1.9	$—

Fair Value
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants of options under the Stock Option Plans:

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
Expected dividend yield	—	—
Expected stock price volatility	77% - 82%	81% - 85%
Weighted average stock price volatility	81%	84%
Risk-free interest rate	2.0% - 3.2%	3.1% - 3.8%
Expected life of options (years)	6	6
     The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock-price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the Company’s recorded and pro forma stock-based compensation expense could have been different. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the share-based compensation expense could be materially different. The expected life of options has been computed using the simplified method.
6. Master Distributor Agreements
     Supplies Distributors, PFSweb and IPS have entered into master distributor agreements under which Supplies Distributors acts as a master distributor of various products, primarily IPS product, and PFSweb provides transaction management and fulfillment services to Supplies Distributors. The master distributor agreements are subject to periodic renewals, the next of which is in December 2010. Under the master distributor agreements, IPS sells product to Supplies Distributors and reimburses Supplies Distributors for certain freight costs, direct costs incurred in passing on any price decreases offered by IPS to Supplies Distributors or its customers to cover price protection and certain special bids, the cost of products provided to replace defective product returned by customers and other certain expenses as defined. Supplies Distributors can return to IPS product rendered obsolete by IPS engineering changes after customer demand ends. IPS determines when a product is obsolete. IPS and Supplies Distributors also have agreements under which IPS reimburses or collects from Supplies Distributors amounts calculated in certain inventory cost adjustments.
     Supplies Distributors passes through to customers marketing programs specified by IPS and administers, along with a party performing product demand generation for the IPS products, such programs according to IPS guidelines.
7. Supplies Distributors
     Pursuant to a credit agreement, Supplies Distributors is restricted from making any distributions to PFSweb if, after giving affect thereto, Supplies Distributors’ would be in noncompliance with its financial covenants. Under the terms of its amended credit agreements, Supplies Distributors is restricted from paying annual cash dividends without the prior approval of its lenders (see Notes 3 and 4). Supplies Distributors has received lender approval to pay approximately $3.0 million of dividends in 2010. Supplies Distributors paid dividends to PFSweb of $2.1 million and $3.0 million in 2009 and 2008, respectively.
8. Income Taxes
     A reconciliation of the difference between the expected income tax expense at the U.S. federal statutory corporate tax rate of 34%, and the Company’s effective tax rate is as follows (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
Income tax benefit computed at statutory rate	$(1,442)	$(5,049)
Impact of foreign taxation	2	(9)
Foreign dividends received	1,187	686
Items not deductible for tax purposes	232	4,382
Change in valuation reserve	1,285	(807)
Other	(935)	1,602

Provision for income taxes	$329	$805

     The consolidated income (loss) before income taxes, by domestic and foreign entities, is as follows (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
Domestic	$(6,723)	$(18,178)
Foreign	2,482	3,328

Total	$(4,241)	$(14,850)

     Current and deferred income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
Current
Domestic	$13	$70
State	203	195
Foreign	178	833

Total current	394	1,098
Deferred
Domestic	—	—
State	(41)	—
Foreign	(24)	(293)

Total deferred	(65)	(293)

Total	$329	$805

     The components of the deferred tax asset (liability) are as follows (in thousands):

	December 31,	December 31,
	2009	2008
Deferred tax assets:
Allowance for doubtful accounts	$797	$390
Inventory reserve	713	762
Property and equipment	1,071	1,067
Net operating loss carryforwards	20,066	19,034
Other	1,326	1,458

	23,973	22,711
Less — Valuation allowance	23,326	22,041

Total deferred tax asset	647	670
Deferred tax liabilities:
Intangible assets	(143)	(179)
Other	(107)	(138)

Total deferred tax liabilities	(250)	(317)

Deferred tax assets, net	$397	$353

     Management believes that PFSweb has not established a sufficient history of earnings, on a stand-alone basis, to support the more likely than not realization of certain deferred tax assets in excess of existing taxable temporary differences. A valuation allowance has been provided for the majority of these net deferred income tax assets as of December 31, 2009 and 2008. At December 31, 2009, net operating loss carryforwards relate to taxable losses of PFSweb’s European subsidiary totaling approximately $7.2 million, PFSweb’s Canadian subsidiary totaling approximately $5.6 million and PFSweb’s U.S. subsidiaries totaling approximately $46.4 million that expire at various dates from 2010 through 2029. The U.S. NOL carryforward includes $4.6 million relating to tax benefits of stock option exercises and, if utilized, will be recorded against additional paid-in-capital upon utilization rather than as an adjustment to income tax expense from continuing operations. The U.S. NOL also includes approximately $21.0 million of NOL acquired through the acquisition of eCOST in 2006, which is subject to annual limits of $1.2 million under IRS Section 382.
     The Company evaluates its tax positions for potential liabilities associated with unrecognized tax benefits. As of December 31, 2009 and 2008, no unrecognized tax benefits, penalties or interest were identified or recorded. The Company does not expect to record unrecognized tax benefits in the next twelve months.
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

     Minimum future annual rental payments under non-cancelable operating leases having original terms in excess of one year are as follows (in thousands):

Operating
Lease
Payments
Fiscal year ended December 31,
2010	$7,225
2011	3,631
2012	1,752
2013	1,071
2014	180
Thereafter	—

Total	$13,859

     Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Total rental expense under operating leases approximated $10.2 million and $10.8 million for the years ended December 31, 2009 and 2008, respectively. Certain landlord required deposits are secured by letters of credit.
     The Company receives municipal tax abatements in certain locations. During 2004 the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements. In December 2006 the Company received notice that the municipal authority planned to make an adjustment to the Company’s tax abatement. The Company has disputed the adjustment as of December 31, 2009, but if the dispute is not resolved favorably, additional property taxes of approximately $1.7 million could be assessed against the Company.
     The Company is subject to claims in the ordinary course of business, including claims of alleged infringement by the Company or its subsidiaries of the patents, trademarks and other intellectual property rights of third parties. The Company does not believe any of such claims will materially adversely affect its financial condition or results of operations.
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

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
Revenues (in thousands):
PFSweb	$92,047	$129,910
Supplies Distributors	183,008	230,710
eCOST	84,607	99,822
Eliminations	(7,163)	(8,599)

	$352,499	$451,843

Income (loss) from operations (in thousands):
PFSweb	$(7,276)	$(69)
Supplies Distributors	5,365	5,866
eCOST	(1,125)	(19,087)
Eliminations	—	—

	$(3,036)	$(13,290)

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
Depreciation and amortization (in thousands):
PFSweb	$6,473	$5,607
Supplies Distributors	35	20
eCOST	344	995
Eliminations	—	—

	$6,852	$6,622

Capital expenditures (in thousands):
PFSweb	$4,321	$5,367
Supplies Distributors	2	87
eCOST	117	300
Eliminations	—	—

	$4,440	$5,754

	December 31,	December 31,
	2009	2008
Assets (in thousands):
PFSweb	$65,716	$108,436
Supplies Distributors	69,291	82,280
eCOST	13,579	13,489
Eliminations	(20,817)	(59,684)

	$127,769	$144,521

     Geographic areas in which the Company operates include the United States, Europe (primarily Belgium), and Canada. The following is geographic information by area. Revenues are attributed based on the Company’s domicile.

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
Revenues (in thousands):
United States	$268,544	$351,890
Europe	81,460	97,739
Canada	5,389	5,829
Inter-segment eliminations	(2,894)	(3,615)

	$352,499	$451,843

	December 31,	December 31,
	2009	2008
Intangible assets (in thousands):
United States	$805	$961
Europe	—	—
Canada	—	—

	$805	$961

Goodwill (in thousands):
United States	$3,602	$3,602
Europe	—	—
Canada	—	—

	$3,602	$3,602

Other long-lived assets (in thousands):
United States	$11,774	$12,242
Europe	900	892
Canada	195	160

	$12,869	$13,294

11. Employee Savings Plan
     The Company has a defined contribution employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all full-time and part-time U.S. employees are eligible to participate in the plan. The Company, at its discretion, may match employee contributions to the plan and also make an additional matching contribution in the form of profit sharing in recognition of the Company’s performance. The Company contributed approximately $0.1 million and $0.2 million during the years ended December 31, 2009 and 2008, respectively, to match an approved percentage of employee contributions.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9a. (T) CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective, at a reasonable assurance level, to ensure that information required to be disclosed in the reports that we file and submit under the Exchange Act (i) is recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed, under the supervision of our principle executive and principle financial officers, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
     We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009. This evaluation was based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Based on our evaluation under the framework in Internal Control—Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was effective as of December 31, 2009.
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
Item 9b. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     Reference is made to the information to be set forth in the section entitled “Board of Directors” and “Committees of the Board” in the definitive proxy statement in connection with our Annual Meeting of Shareholders (the “Proxy Statement”), which section is incorporated herein by reference. Our Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the last day of our fiscal year ended December 31, 2009.
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
     The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2009:

	Number of securities	Weighted-average	Number of
	to be issued upon	exercise price of	securities
	exercise of	outstanding	remaining
	outstanding options	options and	available for
Plan category (1)	and warrants	warrants	future issuance
Equity compensation plans approved by security holders	1,666,258	$4.77	1,297,965
Equity compensation plans not approved by security holders	91,022	$4.28	—

Total	1,757,280		1,297,965

(1)	See Note 5 to the Consolidated Financial Statements for more detailed information regarding the registrant’s equity compensation plans.
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
2. Exhibits

Exhibit
Number	Description of Exhibits
3.1 (1)	Amended and Restated Certificate of Incorporation of PFSweb, Inc.
3.1.1 (20)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.
3.1.2 (32)	Certificate of Amendment to Certificate of Incorporation of PFSweb, Inc.
3.1.3 (36)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.
3.2 (1)	Amended and Restated Bylaws
3.2.1 (26)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.
4.1 (30)	Rights Agreement, dated as of June 8, 2000, between the Company and ChaseMellon Shareholder Services, LLC
4.1 (31)	Amendment No. 1 to Rights Agreement, dated as of May 30, 2008 between the Company and Mellon Investor Services LLC, as successor to ChaseMellon Shareholder Services, L.L.C., as rights agent.
10.1 (17)	PFSweb, Inc. 2005 Employee Stock Purchase Plan.
10.2 (18)	Amendment 3 to Loan and Security Agreement.
10.3 (18)	Amendment 6 to Agreement for Inventory Financing.
10.4 (18)	Amendment 1 to First Amended and Restated Loan and Security Agreement.
10.5 (16)	Amendment 5 to Amended and Restated Platinum Plan Agreement.
10.6 (16)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.
10.7 (16)	Amendment No. 5 to Agreement for Inventory Financing.
10.8 (1)	Industrial Lease Agreement between Shelby Drive Corporation and Priority Fulfillment Services, Inc.

Exhibit
Number	Description of Exhibits
10.9 (1)	Lease Contract between Transports Weerts and Priority Fulfillment Services Europe B.V.
10.10 (2)	Form of Change of Control Agreement between the Company and each of its executive officers
10.11 (4)	Ninth Amendment to Lease Agreement by and between AGBRI ATRIUM. L.P., and Priority Fulfillment Services, Inc.
10.12 (5)	Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., Inventory Financing Partners, LLC and IBM Credit Corporation
10.13 (5)	Amended and Restated Collateralized Guaranty by and between Priority Fulfillment Services, Inc. and IBM Credit Corporation
10.14 (5)	Amended and Restated Guaranty to IBM Credit Corporation by PFSweb, Inc.
10.15 (5)	Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation
10.16 (5)	Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors Europe B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.
10.17 (5)	Amended and Restated Collateralized Guaranty between Priority Fulfillment Services, Inc. and IBM Belgium Financial Services S.A.
10.18 (5)	Amended and Restated Guaranty to IBM Belgium Financial Services S.A. by PFSweb, Inc.
10.19 (5)	Subordinated Demand Note by and between Supplies Distributors, Inc. and Priority Fulfillment Services, Inc.
10.20 (5)	Notes Payable Subordination Agreement between Congress Financial Corporation (Southwest) and Priority Fulfillment Services, Inc.
10.21 (5)	Guarantee in favor of Congress Financial Corporation (Southwest) by Business Supplies Distributors Holdings, LLC, Priority Fulfillment Services, Inc. and PFSweb, Inc.
10.22 (5)	General Security Agreement by Priority Fulfillment Services, Inc. in favor of Congress Financial Corporation (Southwest).
10.23 (5)	Inducement Letter by Priority Fulfillment Services, Inc. and PFSweb, Inc. in favor of Congress Financial Corporation (Southwest).
10.24 (6)	Form of Executive Severance Agreement between the Company and each of its executive officers.
10.24.1 (33)	Form of Amendment to Executive Severance Agreement.
10.24.2 (33)	Form of Amendment to Change in Control Severance Agreement.
10.25 (7)	Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., Inventory Financing Partners, LLC and IBM Credit Corporation
10.26 (7)	Amendment to Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors Europe B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.
10.27 (7)	Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation
10.28 (7)	Amendment to Factoring agreement dated March 29, 2002 between Supplies Distributors S.A. and Fortis Commercial Finance N.V.
10.29 (8)	Unconditional Guaranty of PFSweb, Inc. to Comerica Bank — California
10.30 (8)	Security Agreement of PFSweb, Inc. to Comerica Bank — California
10.31 (8)	Intellectual Property Security Agreement between Priority Fulfillment Services, Inc. and Comerica Bank — California

Exhibit
Number	Description of Exhibits
10.32 (8)	Amendment 2 to Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.
10.33 (8)	Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., and IBM Credit LLC
10.34 (9)	Amendment to factoring agreement dated April 30, 2003 between Supplies Distributors S.A. and Fortis Commercial Finance N.V.
10.35 (9)	Loan and Security Agreement by and between Congress Financial Corporation (Southwest), as Lender and Supplies Distributors, Inc., as Borrower dated March 29, 2002.
10.36 (9)	General Security Agreement — Business Supplies Distributors Holdings, LLC in favor of Congress Financial Corporation (Southwest)
10.37 (9)	Stock Pledge Agreement between Supplies Distributors, Inc. and Congress Financial Corporation (Southwest)
10.38 (9)	First Amendment to General Security Agreement by Priority Fulfillment Services, Inc. in favor of Congress Financial Corporation (Southwest)
10.39 (12)	Industrial Lease Agreement between New York Life Insurance Company and Daisytek, Inc.
10.40 (12)	First Amendment to Industrial Lease Agreement between New York Life Insurance Company, Daisytek, Inc. and Priority Fulfillment Services, Inc.
10.41 (12)	Second Amendment to Industrial Lease Agreement between ProLogis North Carolina Limited Partnership and Priority Fulfillment Services, Inc.
10.42 (12)	Modification, Ratification and Extension of Lease between Shelby Drive Corporation and Priority Fulfillment Services, Inc.
10.43 (13)	Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., and IBM Credit LLC
10.44 (13)	Amendment 4 to Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.
10.45 (13)	Third Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.
10.46 (13)	First Amendment to Loan and Security Agreement by and between Congress Financial Corporation (Southwest), as Lender and Supplies Distributors, Inc., as Borrower.
10.47 (13)	Form of Modification to Executive Severance Agreement.
10.48 (14)	Industrial Lease Agreement by and between Industrial Developments International, Inc. and Priority Fulfillment Services, Inc.
10.49 (14)	Guaranty by PFSweb, Inc. in favor of Industrial Developments International, Inc.
10.50 (14)	Lease between Fleet National Bank and Priority Fulfillment Services, Inc.
10.51 (14)	Guaranty by PFSweb, Inc. in favor of Fleet National Bank
10.52 (14)	Amendment No. 3 to Lease dated as of March 3, 1999 between Fleet National Bank and Priority Fulfillment Services, Inc.
10.53 (15)	Loan Agreement between Mississippi Business Finance Corporation and Priority Fulfillment Services, Inc. dated as of November 1, 2004
10.54 (15)	Reimbursement Agreement between Priority Fulfillment Services, Inc. and Comerica Bank
10.55 (15)	First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.
10.56 (15)	Remarketing Agreement between Priority Fulfillment Services, Inc. and Comerica Securities

Exhibit
Number	Description of Exhibits
10.57 (20)	Amendment to factoring agreement dated December 12, 2005 between Supplies Distributors S.A. and Fortis Commercial Finance N.V.
10.58 (21)	Fourth Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.
10.59 (21)	Amendment 7 to Agreement for Inventory Financing.
10.60 (21)	Amendment 6 to Amended and Restated Platinum Plan Agreement.
10.61 (21)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.
10.62 (21)	Second Amendment to Loan and Security Agreement by and between eCOST.com, Inc. and Wachovia Capital Finance Corporation (Western).
10.63 (21)	Amendment 4 to Loan and Security Agreement.
10.64 (21)	Guaranty by PFSweb, Inc., in favor of Wachovia Capital Finance Corporation (Western).
10.65 (21)	Second Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.
10.66 (23)	Tenth Amendment to Lease Agreement by and between Plano Atrium, LLC and Priority Fulfillment Services, Inc.
10.67 (24)	Fifth Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.
10.68 (24)	Amendment 8 to Agreement for Inventory Financing.
10.69 (24)	Fourth Amendment to the Loan and Security Agreement by and between eCOST.com, Inc. and Wachovia Capital Finance Corporation (Western).
10.70 (24)	Amendment 5 to Loan and Security Agreement.
10.71 (24)	Amendment 7 to Amended and Restated Platinum Plan Agreement.
10.72 (24)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.
10.73 (25)	Fifth Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.
10.74 (27)	Second Amendment to Industrial Lease Agreement by and between Industrial Property Fund VI, LLC and Priority Fulfillment Services, Inc.
10.75 (29)	Sixth Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.
10.76 (29)	Amendment 9 to Agreement for Inventory Financing.
10.77 (29)	Amendment 8 to Amended and Restated Platinum Plan Agreement.
10.78 (29)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.
10.79 (29)	Sixth Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.
10.80 (34)	Sixth Amendment to Loan and Security Agreement dated January 6, 2009 between Wachovia Bank and Supplies Distributors, Inc.
10.81 (34)	Fifth Amendment to Loan and Security Agreement dated January 6, 2009 between Wachovia Bank and eCOST.com Inc.
10.82 (35)	Seventh Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.
10.83 (35)	Amendment 10 to Agreement for Inventory Financing.
10.84 (35)	Amendment 9 to Amended and Restated Platinum Plan Agreement.
10.85 (35)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.
10.86 (35)	Seventh Amendment to First Amended and Restated Loan and Security

Exhibit
Number	Description of Exhibits
Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.
10.87 (35)	2009 Management Bonus Plan
10.88 (36)	Amended and Restated 2005 Employee Stock and Incentive Plan of PFSweb, Inc.
10.89 (36)	Amended and Restated Non-Employee Director Stock Option and Retainer Plan of PFSweb, Inc.
21 (37)	Subsidiary Listing
23.1 (37)	Consent of GRANT THORNTON, LLP, Independent Registered Public Accounting Firm
31.1 (37)	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
31.2 (37)	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
32.1 (37)	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended March 31, 2001

(3)	Incorporated by reference from PFSweb, Inc. Form 10-Q/A for the quarterly period ended September 30, 2001

(4)	Incorporated by reference from PFSweb, Inc. Form 10-K for the transition period ended December 31, 2001

(5)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2002

(6)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2002

(7)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2002

(8)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2003

(9)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2003

(10)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2003

(11)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 10, 2003

(12)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2003

(13)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2004

(14)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2004

(15)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2004.

(16)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2005.

(17)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 14, 2005.

(18)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2005.

(19)	Incorporated by reference from PFSweb, Inc. Current Report on Form 8-K filed on November 30, 2005.

(20)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2005.

(21)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2006.

(22)	Incorporated by reference from PFSweb, Inc. Current Report on Form 8-K filed on June 2, 2006.

(23)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2006.

(24)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2006.

(25)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2007.

(26)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 13, 2007.

(27)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2007.

(28)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 2, 2008.

(29)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2008.

(30)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form 8-A filed on June 14, 2000.

(31)	Incorporated by reference from PFSweb, Inc. Report on Form 8K filed on May 30, 2008.

(32)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 2, 2008.

(33)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on January 6, 2009.

(34)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on January 9, 2009.

(35)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on May 15, 2009.

(36)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 14, 2009.

(37)	Filed herewith.

SCHEDULE I
PFSWEB, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS — PARENT COMPANY ONLY
(In thousands)

	December 31,	December 31,
	2009	2008
ASSETS:
Cash and cash equivalents	$182	$926
Receivable from Priority Fulfillment Services, Inc.	5,390	5,624
Receivable from eCOST.com, Inc.	4,950	4,700
Investment in subsidiaries	18,831	22,609

Total assets	$29,353	$33,859

LIABILITIES:
Payable to PFSweb BV SPRL	$—	$774

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	10	10
Additional paid-in capital	93,152	92,728
Accumulated deficit	(65,963)	(61,393)
Accumulated other comprehensive income	2,239	1,825
Treasury stock	(85)	(85)

Total shareholders’ equity	29,353	33,085

Total liabilities and shareholders’ equity	$29,353	$33,859

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

SCHEDULE I
PFSWEB, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS — PARENT COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31
(In thousands)

	2009	2008

EQUITY IN NET LOSS OF CONSOLIDATED SUBSIDIARIES	$(4,570)	$(15,655)

NET LOSS	$(4,570)	$(15,655)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

SCHEDULE I
PFSWEB, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31
(In thousands)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,570)	$(15,655)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in net loss of consolidated subsidiaries	4,570	15,655

Net cash provided by operating activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	17	59
Increase in receivable from eCOST.com, Inc.	(250)	—
Increase (decrease) in payable due to PFSweb BV SPRL	(737)	714
Increase (decrease) in receivable from Priority Fulfillment Services, Inc., net	234	(22)

Net cash provided by (used in) financing activities	(736)	751

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(8)	—

NET INCREASE (DECREASE) IN CASH	(744)	751

CASH AND CASH EQUIVALENTS, beginning of period	926	175

CASH AND CASH EQUIVALENTS, end of period	$182	$926

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

SCHEDULE II
PFSWEB, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31
(Amounts in thousands)

		Additions
	Balance at	Charges to Cost
	Beginning	and	Charges to Other	Balance Acquired		Balance at End of
	of Period	Expenses	Accounts	via Acquisition	Deductions	Period
Year Ended December 31, 2008:
Allowance for doubtful accounts	$1,483	174	—	—	(677)	$980
Year Ended December 31, 2009:
Allowance for doubtful accounts	$980	147	—	—	(154)	$973

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

Signature	Title	Date

/s/ MARK C. LAYTON	Chairman of the Board, President and	March 31, 2010
Mark C. Layton	Chief Executive Officer (Principal
Executive Officer)

/s/ THOMAS J. MADDEN	Executive Vice President and Chief	March 31, 2010
Thomas J. Madden	Financial and Accounting Officer
(Principal Financial and Accounting
Officer)

/s/ DR. NEIL JACOBS	Director	March 31, 2010
Dr. Neil Jacobs

/s/ TIMOTHY M. MURRAY	Director	March 31, 2010
Timothy M. Murray

/s/ JAMES F. REILLY	Director	March 31, 2010
James F. Reilly

/s/ DAVID I. BEATSON	Director	March 31, 2010
David I. Beatson