Form 10-Q
period 2010-03-31
PFSWEB INC
filed 2010-05-17
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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
Registrant’s telephone number, including area code: (972) 881-2900
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
At May 17, 2010 there were 9,954,957 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES
Form 10-Q
March 31, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	March 31,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,091	$14,812
Restricted cash	1,294	2,096
Accounts receivable, net of allowance for doubtful accounts of $969 and $973 at March 31, 2010 and December 31, 2009, respectively	37,472	39,861
Inventories, net of reserves of $2,011 and $2,016 at March 31, 2010 and December 31, 2009, respectively	34,070	37,949
Other receivables	11,104	11,605
Prepaid expenses and other current assets	4,001	4,170

Total current assets	103,032	110,493

PROPERTY AND EQUIPMENT, net	9,592	10,314
IDENTIFIABLE INTANGIBLES	765	805
GOODWILL	3,602	3,602
OTHER ASSETS	2,403	2,555

Total assets	$119,394	$127,769

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$19,652	$19,179
Trade accounts payable	46,505	53,642
Deferred revenue	5,236	5,164
Accrued expenses	14,674	13,180

Total current liabilities	86,067	91,165

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	2,172	3,348
OTHER LIABILITIES	3,540	3,903

Total liabilities	91,779	98,416

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 9,954,957 and 9,952,164 shares issued at March 31, 2010 and December 31, 2009, respectively; and 9,936,596 and 9,933,803 outstanding at March 31, 2010 and December 31, 2009, respectively	10	10
Additional paid-in capital	93,251	93,152
Accumulated deficit	(67,172)	(65,963)
Accumulated other comprehensive income	1,611	2,239
Treasury stock at cost, 18,361 shares	(85)	(85)

Total shareholders’ equity	27,615	29,353

Total liabilities and shareholders’ equity	$119,394	$127,769

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2010	2009
REVENUES:
Product revenue, net	$65,647	$66,263
Service fee revenue	15,979	17,119
Pass-through revenue	6,634	5,555

Total net revenues	88,260	88,937

COSTS OF REVENUES:
Cost of product revenue	60,622	60,832
Cost of service fee revenue	11,454	11,319
Pass-through cost of revenue	6,634	5,555

Total costs of revenues	78,710	77,706

Gross profit	9,550	11,231

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, including stock based compensation expense of $96 and $103 in the three months ended March 31, 2010 and 2009, respectively	10,335	10,667
AMORTIZATION OF IDENTIFIABLE INTANGIBLES	35	26

Total operating expenses	10,370	10,693

Income (loss) from operations	(820)	538

INTEREST EXPENSE, NET	262	357

Income (loss) before income taxes	(1,082)	181
INCOME TAX EXPENSE, NET	127	429

NET LOSS	$(1,209)	$(248)

NET LOSS PER SHARE:
Basic and Diluted	$(0.12)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and Diluted	9,936	9,924

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,209)	$(248)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,635	2,028
Provision for doubtful accounts	24	(174)
Provision for excess and obsolete inventory	202	300
Stock-based compensation	96	103
Changes in operating assets and liabilities:
Restricted cash	20	3
Accounts receivable	1,850	11,161
Inventories, net	2,810	438
Prepaid expenses, other receivables and other assets	314	(308)
Accounts payable, accrued expenses and other liabilities	(4,545)	(6,903)

Net cash provided by operating activities	1,197	6,400

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(886)	(1,215)

Net cash used in investing activities	(886)	(1,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(387)	(390)
Decrease (increase) in restricted cash	781	(163)
Proceeds from issuance of common stock	4	5
Payments on debt, net	(213)	(5,253)

Net cash provided by (used in) financing activities	185	(5,801)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(217)	24

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	279	(592)

CASH AND CASH EQUIVALENTS, beginning of period	14,812	16,050

CASH AND CASH EQUIVALENTS, end of period	$15,091	$15,458

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under capital leases	$28	$66

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
eCOST Overview
     eCOST is a multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise, selling products primarily to customers in the United States. eCOST offers products in several merchandise categories, including computers, networking, electronics and entertainment, TV’s, monitors and projectors, cameras and camcorders, memory and storage, “For the Home” and sports and leisure. eCOST carries products from leading manufacturers such as Sony, JVC, Canon, Hewlett-Packard, Denon, Cuisinart, Sennheiser, Garmin, Panasonic, Toshiba and Microsoft.
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
     Management currently believes eCOST will meet the Company’s expectations related to improved overall profitability. If eCOST does not meet expectations to become profitable, the Company anticipates that it would be able to terminate or sublease eCOST’s facilities, liquidate remaining inventory through the eCOST website and reduce certain personnel related costs as needed so as to minimize any material impact upon the Company’s other segments.
Basis of Presentation
     The unaudited interim condensed consolidated financial statements as of March 31, 2010, and for the three months ended March 31, 2010 and 2009, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of March 31, 2010, its results of operations for the three months ended March 31, 2010 and 2009 and its cash flows for the three months ended March 31, 2010 and 2009. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.
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
     Estimates and assumptions about future events and their effects cannot be determined with certainty. The Company bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as the operating environment changes. These changes have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 in the section entitled “Risk Factors.”

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Based on a critical assessment of accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes the Company’s consolidated financial statements are fairly stated in accordance with generally accepted accounting principles in the United States of America, and provide a fair presentation of the Company’s financial position and results of operations.
Investment in Affiliates
     Priority Fulfillment Services, Inc. (“PFS”), a wholly-owned subsidiary of PFSweb, Inc., has made advances to Supplies Distributors that are evidenced by a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Subordinated Note cannot be increased to more than $5.5 million or decreased to less than $4.3 million without prior approval of the Company’s lenders. As of both March 31, 2010 and December 31, 2009, the outstanding balance of the Subordinated Note was $5.0 million. The Subordinated Note is eliminated in the Company’s consolidated financial statements.
     PFS has also made advances to eCOST, which aggregated $11.1 million as of March 31, 2010 and $10.9 million as of December 31, 2009. Certain terms of the Company’s debt facilities provide that the total advances to eCOST may not be less than $2.0 million without prior approval of eCOST’s lender. PFS has received the approval of its lender to advance incremental amounts subject to certain cash inflows to PFS, as defined, to certain of its subsidiaries and/or affiliates, including eCOST, if needed. PFSweb has also advanced to eCOST an additional $5.0 million as of both March 31, 2010 and December 31, 2009.
Concentration of Business and Credit Risk
     The Company’s service fee revenue is generated under contractual service fee relationships with multiple client relationships. No service fee client or product revenue customers exceeded 10% of consolidated total net revenue during the three months ended March 31, 2010. A summary of the nonaffiliated customer and client concentrations is as follows:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Product Revenue (as a percentage of Product Revenue):
Customer 1	11%	13%

Service Fee Revenue (as a percentage of Service Fee Revenue):
Client 1	14%	13%
Client 2	14%	9%
Client 3	—%	22%

Accounts Receivable:
Client/Customer 1	10%	6%
Client/Customer 2	8%	10%
     Client 3 did not renew its contract with PFS effective January 2009, though certain project work continued to occur through April 2009. PFS currently operates three distinct geographical contract arrangements with Client 1, which are aggregated in the service fee revenue percentages reflected above. Client 1 has notified PFS that it is not renewing substantially all of its contracts with PFS which expire during 2010.
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
     eCOST’s arrangements with its vendors are terminable by either party at will. Loss of any vendors could have a material adverse effect on eCOST’s financial position, results of operations and cash flows. Sales of HP and HP-related products represented 58% of eCOST’s net revenues (13% of the Company’s consolidated total net revenues) in the three months ended March 31, 2010 and 42% of eCOST’s net revenues (10% of the Company’s consolidated total net revenues) in the comparable 2009 period.
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
Property and Equipment
     The Company’s property held under capital leases amounted to approximately $1.8 million and $2.1 million, net of accumulated amortization of approximately $7.1 million and $6.7 million, at March 31, 2010 and December 31, 2009, respectively.
Cash Paid for Interest and Taxes
     The Company made payments for interest of approximately $0.2 million and $0.4 million during the three months ended March 31, 2010 and 2009, respectively. Income taxes of approximately $25,000 and $0.2 million were paid by the Company during the three months ended March 31, 2010 and 2009, respectively.
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
3. COMPREHENSIVE LOSS (in thousands)

	Three Months Ended
	March 31,
	2010	2009
Net loss	$(1,209)	$(248)
Other comprehensive loss:
Foreign currency translation adjustment	(628)	(685)

Comprehensive loss	$(1,837)	$(933)

4. NET LOSS PER COMMON SHARE
     Basic and diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the reporting period. For the three months ended March 31, 2010 and 2009, outstanding options to purchase common shares of 1.8 million and 1.4 million, respectively, were anti-dilutive and have been excluded from the diluted weighted average share computation.
5. VENDOR FINANCING:
     Outstanding obligations under vendor financing arrangements consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Inventory and working capital financing agreements:
United States	$13,437	$16,073
Europe	15,396	15,649

Total	$28,833	$31,722

Inventory and Working Capital Financing Agreement, United States
     Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of IPS products in the United States, providing financing for eligible IPS inventory and certain receivables up to $30.5 million through its expiration in April 2011. As of March 31, 2010, Supplies Distributors had $3.0 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $3.5 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (3.75% as of March 31, 2010). The facility also includes a monthly service fee. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.
Inventory and Working Capital Financing Agreement, Europe
     Supplies Distributors’ European subsidiary has a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance its distribution of IPS products in Europe. The asset based credit facility with IBM Belgium provides up to 16.0 million euros (approximately $21.6 million as of March 31, 2010) in inventory financing and cash advances based on eligible inventory and accounts receivable through its expiration in April 2011. As of March 31, 2010, Supplies Distributors’ European subsidiaries had 2.2 million euros (approximately $3.0 million as of March 31, 2010) of available credit. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors and its European subsidiaries to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors’ European subsidiary, as well as collateralized guaranties of Supplies Distributors and PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $3.5 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest at Euribor plus 1.94% for cash advances, and, after a defined free financing period, at Euribor plus 4.25% for inventory financings. As of March 31, 2010, the interest rate was 4.7% on the $15.4 million of outstanding inventory financings. Supplies Distributors’ European subsidiary pays a monthly service fee on the commitment. Given the structure of this facility and as outstanding inventory financing balances are repaid within twelve months, the Company has classified the outstanding inventory financing amounts under this facility as accounts payable in the consolidated balance sheets.
6. DEBT AND CAPITAL LEASE OBLIGATIONS;
     Outstanding obligations under debt and capital lease obligations consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Loan and security agreements, United States
Supplies Distributors	$7,515	$8,921
PFS	7,000	6,000
Credit facility — eCOST	—	—
Factoring agreement, Europe	2,056	1,074
Taxable revenue bonds	1,600	2,400
Master lease agreements	2,845	3,467
Other	808	665

Total	21,824	22,527
Less current portion of long-term debt	19,652	19,179

Long-term debt, less current portion	$2,172	$3,348

Loan and Security Agreement — Supplies Distributors
     Supplies Distributors has a loan and security agreement with Wachovia Bank, N.A. (“Wachovia”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of March 31, 2010, Supplies Distributors had $2.3 million of available credit under this agreement. The Wachovia facility expires on the earlier of March 2011 or the date on which the parties to the IPS master distributor agreement no longer operate under the terms of such agreement and/or IPS no longer supplies

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
products pursuant to such agreement. Borrowings under the Wachovia facility accrue interest at prime rate plus 0.25% to 0.75% (3.75% as of March 31, 2010) or Eurodollar rate plus 2.5% to 3.0%, dependent on excess availability and subject to a minimum of 3.0%, as defined. The interest rate as of March 31, 2010 was 3.75% for $4.5 million of outstanding borrowings and 3.0% for $3.0 million of outstanding borrowings. This agreement contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $4.3 million and may not maintain restricted cash of more than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks and Wachovia pursuant to which a security interest was granted to Wachovia for all U.S. and Canadian customer remittances received in specified bank accounts. At March 31, 2010 and December 31, 2009, these bank accounts held $0.3 million and $1.0 million, respectively, which was restricted for payment to Wachovia.
Loan and Security Agreement — PFS
     PFS has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”). The Comerica Agreement provides for up to $10.0 million of eligible accounts receivable financing through March 2011. As of March 31, 2010, PFS had $2.6 million of available credit under this facility. Borrowings under the Comerica Agreement accrue interest at a defined rate, which will generally be prime rate plus 2%, with a minimum of 4.5% (5.25% at March 31, 2010). The Comerica Agreement contains cross default provisions, various restrictions upon PFS’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the subordinated note receivable from Supplies Distributors to a maximum of $5.5 million. Comerica has provided approval for PFS to advance incremental amounts subject to certain cash inflows to PFS, as defined, to certain of its subsidiaries and/or affiliates, including eCOST, if needed. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb, Inc.
Credit Facility — eCOST
     eCOST has an asset-based line of credit facility of up to $7.5 million from Wachovia, through May 2011, which is collateralized by substantially all of eCOST’s assets. Borrowings under the facility are limited to a percentage of eligible accounts receivable and inventory. Outstanding borrowings under the facility bear interest at rates ranging prime rate plus 0.75% to 1.25% or Eurodollar rate plus 3.0% to 4.0%, depending on eCOST’s financial results. There were no outstanding borrowings as of March 31, 2010. As of March 31, 2010, eCOST had $1.0 million of letters of credit outstanding and $1.3 million of available credit under this facility. In connection with the line of credit, eCOST entered into a cash management arrangement whereby eCOST’s operating amounts are considered restricted and swept and used to repay outstanding amounts under the line of credit. As of March 31, 2010 and December 31, 2009, the restricted cash amount was $0.2 million in each period. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, and requires a minimum tangible net worth of $0 million, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Factoring Agreement
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million euros (approximately $10.1 million as of March 31, 2010) of eligible accounts receivables through March 2011. As of March 31, 2010, Supplies Distributors’ European subsidiary had approximately 0.7 million euros (approximately $0.9 million as of March 31, 2010) of available credit under this agreement. Borrowings accrue interest at Euribor plus 1.2% (1.6% at March 31, 2010). This agreement contains various restrictions upon the ability of Supplies Distributors’ European subsidiary to, among other things, merge, consolidate and incur indebtedness, as well as financial covenants, such as minimum net worth. This agreement is secured by a guarantee of Supplies Distributors, up to a maximum of 200,000 euros.
Taxable Revenue Bonds
     PFS has a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned the proceeds of the Bonds to PFS for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in one of the Company’s Southaven, Mississippi distribution facilities. The Bonds bear interest at a variable rate (0.5% as of March 31, 2010), as determined by Comerica Securities, as Remarketing Agent. PFS, at its option, may convert the Bonds to a fixed rate, to be determined by the Remarketing Agent at the time of conversion.
     The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) issued by Comerica pursuant to a Reimbursement Agreement between PFS and Comerica under which PFS is obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has a maturity date of April 2011 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof. If the Letter of Credit is renewed or replaced, the Bonds require future annual principal repayments of $800,000 in January of 2011 and 2012. PFS’ obligations under the Reimbursement Agreement are secured by substantially all of the assets of PFS, including restricted cash of $0.7 million and a Company parent guarantee.
Debt Covenants
     To the extent the Company or any of its subsidiaries fail to comply with covenants applicable to its debt or vendor financing obligations, including the monthly financial covenant requirements and required level of shareholders’ equity or net worth, and one or all of the lenders accelerate the repayment of the credit facility obligations, the Company would be required to repay all amounts outstanding thereunder. In particular, in the event eCOST is unable to increase its revenue and/or gross profit from its present levels, or if PFS service fee revenue declines from expected levels and it is unable to reduce costs to correspond to such reduced revenue levels or if Supplies Distributors revenue or gross profit declines from expected levels, such events may result in a breach of one or more of the financial covenants required under its working capital line of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and demand for payment under the Company parent guaranty. Any acceleration of the repayment of the credit facilities would have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. As of March 31, 2010, the Company was in compliance with all debt covenants.
Master Lease Agreements
     The Company has a Term Lease Master Agreement with IBM Credit Corporation (“Master Lease Agreement”) that provides for leasing or financing transactions of equipment and other assets, which generally have terms of three years. The amounts outstanding under this Master Lease Agreement ($1.3 million as of March 31, 2010 and $1.6 million as of December 31, 2009) are secured by the related equipment.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
     The Company has two other master agreements with financing companies that provide for leasing or financing transactions of certain equipment. The amounts outstanding under these agreements were $0.8 million and $0.9 million as of March 31, 2010 and December 31, 2009, respectively, and are secured by the related equipment.
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

	Three Months Ended
	March 31,
	2010	2009
Revenues (in thousands):
PFSweb	$24,316	$24,764
Supplies Distributors	45,502	45,331
eCOST	20,145	20,932
Eliminations	(1,703)	(2,090)

	$88,260	$88,937

Income (loss) from operations (in thousands):
PFSweb	$(1,479)	$(403)
Supplies Distributors	1,013	1,416
eCOST	(354)	(475)
Eliminations	—	—

	$(820)	$538

Depreciation and amortization (in thousands):
PFSweb	$1,530	$1,935
Supplies Distributors	8	10
eCOST	97	83
Eliminations	—	—

	$1,635	$2,028

Capital expenditures (in thousands):
PFSweb	$876	$1,158
Supplies Distributors	—	—
eCOST	10	57
Eliminations	—	—

	$886	$1,215

	March 31,	December 31,
	2010	2009
Assets (in thousands):
PFSweb	$62,545	$65,716
Supplies Distributors	64,840	69,291
eCOST	13,276	13,579
Eliminations	(21,267)	(20,817)

	$119,394	$127,769

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
8. COMMITMENTS AND CONTINGENCIES
     The Company receives municipal tax abatements in certain locations. During 2004 the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements. In December 2006, the Company received notice that the municipal authority planned to make an adjustment to the Company’s tax abatement. The Company has disputed the adjustment as of March 31, 2010, but if the dispute is not resolved favorably, additional property taxes of approximately $1.7 million could be assessed against the Company.
     Pursuant to the terms of certain contractual agreements with certain of eCOST’s vendors, the vendor has the right to inspect and audit eCOST’s books and records relating to sales of such vendor’s products to verify eCOST’s compliance with any terms and conditions imposed by such vendor upon the resale of such products. Under certain circumstances, eCOST may be subject to certain contractual defined liabilities and obligations in the event the results of such audit determine noncompliance by eCOST with such terms and conditions. In April 2010, an audit was conducted by an eCOST vendor to determine compliance by eCOST with such vendor’s terms and conditions. As of the date of this Report, eCOST has not received the results of such audit or any further information from such vendor. No assurance can be given that the results of such audit, or any claim asserted by the vendor in connection therewith, will not have a material adverse effect upon the Company’s financial condition or results of operations.
     In April 2010, a sales employee of eCOST was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. Shortly thereafter, the Company received a subpoena from the Office of the U.S. Attorney requesting information regarding the employee and other matters, and the Company provided such information and is fully cooperating with the Office of the U.S. Attorney. The Company has commenced its own investigation into the actions of the employee. Neither the Company nor eCOST has been charged with any criminal activity, and eCOST intends to seek the recovery or reimbursement of the funds. Based on the information available to date, eCOST is unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or the inability of eCOST to recover such funds or any significant portion thereof, will not have a material adverse effect upon the Company’s financial condition or results of operations.
     The Company is subject to claims in the ordinary course of business, including claims of alleged infringement by the Company or its subsidiaries of the patents, trademarks and other intellectual property rights of third parties. In particular, eCOST and other manufacturers, distributors and retailers of consumer electronic and computer products, may be subject to claims of patent holders alleging that the manufacture, distribution and sale of such products infringe their patents. eCOST, together with other manufacturers, distributors and retailers, is currently the subject of two such claims. The Company does not believe such claims will have a material adverse effect upon the Company’s financial condition or results of operations.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.
Forward-Looking Information
     We have made forward-looking statements in this Report on Form 10-Q. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “seek,” “strive,” “believe,” “expect,” “anticipate,” “predict,” “potential,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “target” and “estimate” or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to those set forth above or elsewhere in this Report on Form 10-Q and our Form 10-K for the year ended December 31, 2009, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:
•	our ability to retain and expand relationships with existing clients and attract and implement new clients;

•	our reliance on the fees generated by the transaction volume or product sales of our clients;

•	our reliance on our clients’ projections or transaction volume or product sales;

•	our dependence upon our agreements with International Business Machines Corporation (“IBM”) and InfoPrint Solutions Company (“IPS”), a joint venture company owned by Ricoh and IBM;

•	our dependence upon our agreements with our major clients;

•	our client mix, their business volumes and the seasonality of their business;

•	our ability to finalize pending contracts;

•	the impact of strategic alliances and acquisitions;

•	trends in e-commerce, outsourcing, government regulation both foreign and domestic and the market for our services;

•	whether we can continue and manage growth;

•	increased competition;

•	our ability to generate more revenue and achieve sustainable profitability;

•	effects of changes in profit margins;

•	the customer and supplier concentration of our business;

•	the reliance on third-party subcontracted services;

•	the unknown effects of possible system failures and rapid changes in technology;

•	foreign currency risks and other risks of operating in foreign countries;

•	potential litigation;

•	our dependency on key personnel;

•	the impact of new accounting standards, and changes in existing accounting rules or the interpretations of those rules;

•	our ability to raise additional capital or obtain additional financing;

•	our ability and the ability of our subsidiaries to borrow under current financing arrangements and maintain compliance with debt covenants;

•	relationship with and our guarantees of certain of the liabilities and indebtedness of our subsidiaries;

•	taxation on the sale of our products;

•	eCOST’s ability to maintain existing and build new relationships with manufacturers and vendors and the success of its advertising and marketing efforts;

•	eCOST’s ability to increase its sales revenue and sales margin and improve operating efficiencies;

•	eCOST’s ability to generate projected cash flows sufficient to cover the values of its intangible assets; and

•	whether the contingencies noted in Note 8 of our unaudited financial statements included in this report have a material adverse effect upon our financial condition or results of operations.

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
Overview
     We are an international business process outsourcing provider of end-to-end eCommerce solutions. We provide these solutions to major brand name companies seeking to optimize their supply chain and to enhance their traditional and online business channels and initiatives. Through our eCOST.com® business unit, we are also a leading multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise. We derive our revenues from three business segments: eCommerce and business process outsourcing, master distribution and an online discount retailing.
     First, in our eCommerce and business process outsourcing segment, we derive our revenues from a broad range of services, including professional consulting, technology collaboration, order management, managed web hosting and web development, the development of an eCommerce technology platform, customer relationship management, financial services including billing and collection services and working capital solutions, kitting and assembly services, information management and international fulfillment and distribution services. We offer our services as an integrated solution, which enables our clients to outsource their complete infrastructure needs to a single source and to focus on their core competencies. Our distribution services are conducted at warehouses that we lease or manage and include real-time inventory management and customized picking, packing and shipping of our clients’ customer orders. We currently offer the ability to provide infrastructure and distribution solutions to clients that operate in a range of vertical markets, including technology manufacturing, computer products, cosmetics, fragile goods, contemporary home furnishings, apparel, aviation, telecommunications and consumer electronics, among others.
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
     Our second business segment is a product revenue model. In this segment, we are a master distributor of product for IPS and certain other clients. In this capacity, we purchase, and thus own, inventory and recognize the corresponding product revenue. As a result, upon the sale of inventory, we own the accounts receivable. Freight costs billed to customers are reflected as components of product revenue. This business segment requires significant working capital requirements, for which we have senior credit facilities to provide for approximately $89 million of available financing.
     Our third business segment is a web-commerce product revenue model focused on the sale of products to a broad range of consumer and small business customers. In this segment we operate as a multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise. Our product line currently offers approximately 280,000 products in several primary merchandise categories, primarily including computers, networking, electronics and entertainment, TV’s, monitors and projectors, cameras and camcorders, memory and storage, “For the Home” and sports and leisure.

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
     Growth within our web-commerce product revenue model is primarily driven by eCOST’s ability to increase sales by generating organic growth, attracting new customers and expanding its product line.
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

Results of Operations
For the Interim Periods Ended March 31, 2010 and 2009
     The following table sets forth certain historical financial information from our unaudited interim condensed consolidated statements of operations expressed as a percent of net revenues (in millions):

	Three Months Ended March 31,
				% of Net Revenues
	2010	2009	Change	2010	2009
Revenues:
Product revenue, net	$65.7	$66.3	$(0.6)	74.4%	74.5%
Service fee revenue	16.0	17.1	(1.1)	18.1%	19.2%
Pass-through revenue	6.6	5.5	1.1	7.5%	6.3%

Total net revenues	88.3	88.9	(0.6)	100.0%	100.0%
Cost of Revenues
Cost of product revenue (1)	60.6	60.9	(0.3)	92.3%	91.8%
Cost of service fee revenue (2)	11.5	11.3	0.2	71.7%	66.1%
Pass-through cost of revenue (3)	6.6	5.5	1.1	100.0%	100.0%

Total cost of revenues	78.7	77.7	1.0	89.2%	87.4%

Product revenue gross profit	5.1	5.4	(0.3)	7.7%	8.2%
Service fee gross profit	4.5	5.8	(1.3)	28.3%	33.9%
Pass-through gross profit	—	—	—	—%	—%

Total gross profit	9.6	11.2	(1.6)	10.8%	12.6%

Operating Expenses	10.4	10.7	(0.3)	11.7%	12.0%

Income from operations	(0.8)	0.5	(1.3)	(0.9)%	0.6%
Interest expense, net	0.3	0.3	—	0.3%	0.4%

Income before income taxes	(1.1)	0.2	(1.3)	(1.2)%	0.2%

Income tax expense, net	0.1	0.4	(0.3)	0.1%	0.5%

Net income (loss)	$(1.2)	$(0.2)	$(1.0)	(1.3)%	(0.3)%

(1)	% of net revenues represents the percent of Product revenue, net.

(2)	% of net revenues represents the percent of Service fee revenue.

(3)	% of net revenues represents the percent of Pass-through revenue.
     Product Revenue, net. eCOST product revenue was $20.2 million in the three months ended March 31, 2010, a 3.8% decrease as compared to $20.9 million in the comparable quarter of the prior year. The decrease is primarily due to the continued impact of the current economic environment.
     Supplies Distributors product revenue of $45.5 million increased $0.2 million, or 0.4%, in the three months ended March 31, 2010 as compared to the same quarter of the prior year.
     Service Fee Revenue. Service fee revenue of $16.0 million decreased $1.1 million, or 6.7%, in the three months ended March 31, 2010 as compared to the same quarter of the prior year. The decrease in service fee revenue for the three months ended March 31, 2010 is primarily due to the non-renewal of certain service contract relationships, including the non-renewal of a U.S. government agency client relationship, which ended in early 2009, partially offset by increased service fees generated from new service contract relationships. The change in service fee revenue is shown below ($ millions):

Three
Months
Period ended March 31, 2009	$17.1
New service contract relationships	4.3
Change in existing client service fees	1.2
Terminated clients not included in 2010 revenue	(6.6)

Period ended March 31, 2010	$16.0

     The service fee revenue for the current year period includes approximately $2 million of revenue generated from clients who have given notice of their intent to terminate their contractual relationship with the Company during 2010.
     Cost of Product Revenue. The gross margin for eCOST was $1.8 million or 8.9% of product revenue in the three months ended March 31, 2010 and $2.1 million or 9.8% of product revenue during the comparable period of 2009. The decline in gross margin is primarily due to a decrease in sales from within the higher margin business to consumer sales channel. We are targeting an increasing percentage of eCOST revenues to be generated from the business-to-consumer channel, although we continue to strive to improve our product sales and gross margin in our business-to-business channel.
     Supplies Distributors cost of product revenue increased by $0.3 million, or 0.8%, to $42.3 million in the three months ended March 31, 2010 primarily as a result of increased product sales. The resulting gross profit margin was $3.2 million, or 7.7% of product revenue, for the three months ended March 31, 2010 and $3.4 million, or 7.5% of product revenue, for the comparable 2009 period. The three month periods ending March 31, 2010 and 2009 include the impact of certain incremental gross margin earned on product sales resulting from certain product price increases and the impact of certain incremental inventory cost reductions.
     Cost of Service Fee Revenue. Gross profit as a percentage of service fees was 28.3% in the three months ended March 31, 2010, compared to 33.9% in the same period of the prior year. The margin in the prior year period includes the benefit of three months of higher margin incremental project work associated with the U.S. government contract relationship that was not renewed and was completed in the second quarter of 2009.
     We target to earn an overall average gross profit of 25-30% on existing and new service fee contracts, but we have and may continue to accept lower gross margin percentages on certain contracts depending on contract scope and other factors.
     Operating Expenses. Operating expenses for the three months ended March 31, 2010 decreased $0.4 million to $10.3 million from $10.7 million in the same 2009 period. As a percentage of total net revenue, operating expenses were 11.7% in the three months ended March 31, 2010 and 12.0% in the prior year period.
     Income Taxes. We recorded a tax provision associated primarily with state income taxes and our subsidiary Supplies Distributors’ Canadian and European operations. A valuation allowance has been provided for the majority of our net deferred tax assets as of March 31, 2010 and December 31, 2009, which are primarily related to our net operating loss carryforwards, and certain foreign deferred tax assets. We expect that we will continue to record an income tax provision associated with state income taxes and Supplies Distributors’ Canadian and European results of operations.
Liquidity and Capital Resources
     Net cash provided by operating activities was $1.2 million for the three months ended March 31, 2010, and primarily resulted from a decrease in inventories of $2.8 million, a $1.9 million decrease in accounts receivable and cash income before working capital changes of $0.7 million partially offset by a $4.5 million decrease in accounts payable, accrued expenses and other liabilities.
     Net cash provided by operating activities was $6.4 million for the three months ended March 31, 2009, and primarily resulted from cash income before working capital changes of $2.0 million and an $11.2 million decrease in accounts receivable, partially offset by a $6.9 million decrease in accounts payable, accrued expenses and other liabilities.
     Net cash used in investing activities for the three months ended March 31, 2010 and 2009 totaled $0.9 million and $1.2 million, respectively, resulting from capital expenditures.

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
     Net cash provided by financing activities was approximately $0.2 million for the three months ended March 31, 2010, representing a decrease in restricted cash partially offset by payments on debt and capital lease obligations.
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
     During the three months ended March 31, 2010, our working capital decreased to $17.0 million from $19.3 million at December 31, 2009 partially due to the paydown of debt facilities along with the impact of certain technology and development costs incurred during 2010 that were prepaid by certain clients in 2009. Working capital as of December 31, 2009 included the benefit from certain clients paying implementation fees in 2009 applicable to technology and development costs that we are incurring in 2010. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities, entering into new debt agreements or transferring to third parties a portion of our subordinated loan balance due from Supplies Distributors. In conjunction with certain of these alternatives, we may be required to provide certain letters of credit to secure these arrangements. We currently believe our cash position, financing available under our credit facilities and funds generated from operations (including cost reductions related to the nonrenewal or termination of one or more service fee contracts) will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our current debt and lease obligations, and additional loans to our subsidiaries Supplies Distributors and eCOST, if necessary, for at least the next twelve months.
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

     In support of certain debt instruments and leases, as of March 31, 2010, we had $1.3 million of cash restricted for repayment to lenders. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain of our subsidiaries’ credit facilities. Many of these facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other credit facilities and agreements. These covenants include minimum levels of net worth for the individual borrower subsidiaries and restrictions on the ability of the borrower subsidiaries to advance funds to other borrower subsidiaries. As a result, it is possible for one or more of these borrower subsidiaries to fail to meet their respective covenants even if another borrower subsidiary otherwise has available excess funds, which, if not restricted, could be used to cure the default. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. In particular, in the event eCOST is unable to increase its revenue and/or gross profit from its present levels, or if PFS service fee revenue declines from expected levels and it is unable to reduce costs to correspond to such reduced revenue levels or if Supplies Distributors revenue or gross profit declines from expected levels, such events may result in a breach of one or more of the financial covenants required under its working capital lines of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and payment under our parent guaranty. A requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of March 31, 2010, we were in compliance with all debt covenants. Further, any non-renewal of any of our credit facilities would have a material adverse impact on our business and financial condition. We do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.
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
     To finance their distribution of IPS products, Supplies Distributors and its subsidiaries have short-term credit facilities with IBM Credit LLC (“IBM Credit”) and IBM Belgium Financial Services S.A. (“IBM Belgium”). We have provided a collateralized guaranty to secure the repayment of these credit facilities. These asset-based credit facilities provided financing for up to $30.5 million and up to 16 million euros (approximately $21.6 million as of March 31, 2010) with IBM Credit and IBM Belgium, respectively. These agreements expire in April 2011.
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
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million euros (approximately $10.1 million as of March 31, 2010) of eligible accounts receivables through March 2011.
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
     Our subsidiary, Priority Fulfillment Services, Inc. (“PFS”), has a Loan and Security Agreement (“Agreement”) with Comerica Bank (“Comerica”), which provides for up to $10 million of eligible accounts receivable financing through March 2011. We entered this Agreement to supplement our existing cash position, and provide funding for our current and future operations, including our targeted growth. The Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The agreement also limits PFS’ ability to increase the subordinated loan to Supplies Distributors to more than $5.5 million and permits PFS to advance incremental amounts subject to certain cash inflows to PFS, as defined, to certain of its subsidiaries and/or affiliates, including eCOST. The Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb.
     eCOST currently has an asset-based line of credit facility of up to $7.5 million with Wachovia, which is collateralized by substantially all of eCOST’s assets and expires in May 2011. Borrowings under the facility are limited to a percentage of eligible accounts receivable and letter of credit availability is limited to a percentage of accounts receivable and inventory. As of March 31, 2010, eCOST had $1.0 million of letters of credit outstanding and $1.3 million of available credit under this facility. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as a minimum tangible net worth of $0 million, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.
     We financed certain capital expenditures through a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) pursuant to which the MBFC issued MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned PFS the proceeds of the Bonds for the purpose of financing the acquisition and installation of equipment, machinery and related assets to support incremental business from a Southaven, Mississippi distribution facility. The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) issued by Comerica pursuant to a Reimbursement Agreement between us and Comerica under which PFS is obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has a maturity date of April 2011 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof. The amount outstanding on this Loan Agreement as of March 31, 2010 was $1.6 million. PFS’ obligations under the Reimbursement Agreement are secured by substantially all of its assets, including restricted cash of $0.7 million and a Company parent guarantee.
     eCOST has historically incurred significant operating losses and used cash to fund its operations. As a result, we have been required to invest cash to fund eCOST’s operations, which we may not be able to continue to do without approval from our lenders. The amount of further cash needed to support eCOST operations depends upon the financing available under its credit line as well as eCOST’s ability to improve its financial results. Through March 31, 2010, we have advanced $16.0 million to eCOST to fund eCOST’s cash flow requirements and have lender approval to advance incremental amounts subject to certain cash inflows to PFS, as defined, to certain of our subsidiaries and/or affiliates, including eCOST. In the event we need to invest further cash to eCOST, we may be required to seek approval from our lenders to provide such funds. We can provide no assurance that we will receive such approval from our lenders or any terms or conditions required by our lenders in order to obtain such approval. In addition, PFSweb has provided a guaranty of eCOST’s bank line of credit and certain eCOST vendor trade payables.
     We receive municipal tax abatements in certain locations. During 2004 we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements. In December 2006, we received notice that the municipal authority planned to make an adjustment to our tax abatement. We have disputed the adjustment as of March 31, 2010, but if the dispute is not resolved favorably, additional property taxes of approximately $1.7 million could be assessed against us.
     Pursuant to the terms of certain contractual agreements with certain of eCOST’s vendors, the vendor has the right to inspect and audit eCOST’s books and records relating to sales of such vendor’s products to verify eCOST’s compliance with any terms and conditions imposed by such vendor upon the resale of such products. Under certain circumstances, eCOST may be subject to certain contractual defined liabilities and obligations in the event the results of such audit determine noncompliance by eCOST with such terms and conditions. In April 2010, an audit was conducted by an eCOST vendor to determine compliance by eCOST with such vendor’s terms and conditions. As of the date of this Report, eCOST has not received the results of such audit or any further information from such vendor. No assurance can be given that the results of such audit, or any claim asserted by the vendor in connection therewith, will not have a material adverse effect upon the Company’s financial condition or results of operations.
     In April 2010, a sales employee of eCOST was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. Shortly thereafter, the Company received a subpoena from the Office of the U.S. Attorney requesting information regarding the employee and other matters, and the Company provided such information and is fully cooperating with the Office of the U.S. Attorney. The Company has commenced its own investigation into the actions of the employee. Neither the Company nor eCOST has been charged with any criminal activity, and eCOST intends to seek the recovery or reimbursement of the funds. Based on the information available to date, eCOST is unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or the inability of eCOST to recover such funds or any significant portion thereof, will not have a material adverse effect upon the Company’s financial condition or results of operations.
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
Critical Accounting Policies
     A description of our critical accounting policies, including goodwill and long-lived assets, is included in Note 2 of the consolidated financial statements in our December 31, 2009 Annual Report on Form 10-K.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk
     Not required.

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
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15-d-15(f) of the Exchange Act) during the three months ended March 31, 2010 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     In April 2010, a sales employee of eCOST was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. Shortly thereafter, the Company received a subpoena from the Office of the U.S. Attorney requesting information regarding the employee and other matters, and the Company provided such information and is fully cooperating with the Office of the U.S. Attorney. The Company has commenced its own investigation into the actions of the employee. Neither the Company nor eCOST has been charged with any criminal activity, and eCOST intends to seek the recovery or reimbursement of the funds. Based on the information available to date, eCOST is unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or the inability of eCOST to recover such funds or any significant portion thereof, will not have a material adverse effect upon the Company’s financial condition or results of operations.
ITEM 1A. Risk Factors
     In addition to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission on March 31, 2010, our business, financial condition and operating results could be adversely affected by any or all of the following factors.
Risks Related to All Our Business Segments
Our business and future growth depend on our continued access to bank and commercial financing. The current economic crisis may negatively impact our business, results of operations, financial condition or liquidity.
     During the past two years, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States and foreign governments. An uncertain or recessed economy could also adversely impact our customers’ operations or ability to maintain liquidity which may negatively impact our business and results of operations.
     Our business and future growth currently depend on our ability to access bank and commercial lines of credit. We currently depend on an aggregate of approximately $108 million in line of credit facilities provided by various banks and commercial lenders. These lines of credit currently mature at various dates through May 2011 and are secured by substantially all our assets. Our ability to renew our lines of credit facilities depends upon various factors, including the availability of bank loans and commercial credit in general, as well as our financial condition and prospects. Therefore, we cannot guarantee that these credit facilities will continue to be available beyond their current maturities on reasonable terms or at all. Our inability to renew or replace our credit facilities or find alternative financing would materially adversely affect our business, financial condition, operating results and cash flow.
We operate with significant levels of indebtedness and are required to comply with certain financial and non-financial covenants; we are required to maintain a minimum level of subordinated loans to our subsidiary Supplies Distributors; and we have guaranteed certain indebtedness and obligations of our subsidiaries Supplies Distributors and eCOST.
     As of March 31, 2010, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of IPS product inventory, was approximately $50.7 million. Certain of the credit facilities have maturity dates in calendar year 2011, but are classified as current liabilities in our consolidated financial statements. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. Any non-renewal or any default under any of our credit facilities would have a material adverse impact upon our business and financial condition. In addition we have provided $5.0 million of subordinated indebtedness to Supplies Distributors as of March 31, 2010. The maximum level of this subordinated indebtedness to Supplies Distributors that may be provided without approval from our lenders is $5.5 million. The restrictions on increasing this amount without lender approval may limit our ability to comply with certain loan covenants or further grow and develop Supplies Distributors’ business. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so. We have also guaranteed eCOST’s $7.5 million credit line, as well as certain of its vendor trade payables. We currently expect that it may be necessary to provide additional guarantees of certain eCOST vendor trade payables in the future.
Risks Related to Our PFS and Supplies Distributors Operating Segments
Our business is subject to the risk of customer and supplier concentration.
     For the three months ended March 31, 2010 and 2009, a technology company, a consumer products company and a U.S. government agency represented the source of approximately 14%, 14% and 0%, respectively, and approximately 13%, 9% and 22%, respectively, of our total service fee revenue, excluding pass-through revenue. Our activity under our contract with the U.S. government agency concluded in the second quarter of 2009. PFS currently operates three distinct geographical contract arrangements with the technology company which are aggregated in the service fee revenue percentages above. The technology company has notified PFS that it is not renewing substantially all of its contracts with PFS which expire in 2010. The non-renewal of these contracts has had, and may continue to have, a material adverse effect upon our business.
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
     Sales by Supplies Distributors to three customers accounted for, in the aggregate, approximately 40% and 39% of Supplies Distributors’ total product revenue for the three months ended March 31, 2010 and 2009, respectively (21% and 20% of our consolidated net revenues in each three month period, respectively). The loss of any one or all of such customers, or non-payment of any material amount by these or any other customer, are likely to have a material adverse effect upon Supplies Distributors’ business.
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
     Our business is dependent on sales of Hewlett Packard (HP) and HP-related products, which represented approximately 58% of eCOST’s net revenues (13% of our consolidated net revenues) in the three months ended March 31, 2010 and 42% of eCOST’s net revenues (10% of our consolidated net revenues) in the comparable period of 2009. If our ability to purchase direct from HP is terminated or restricted, or if the demand for HP and HP-related products declines, our business will be materially adversely affected.
Our business is subject to various contingencies, including a vendor audit and an investigation related to possible criminal activities by a sales employee which may have a material adverse effect upon our financial condition and results of operations.
     Pursuant to the terms of certain contractual agreements with certain of eCOST’s vendors, the vendor has the right to inspect and audit eCOST’s books and records relating to sales of such vendor’s products to verify eCOST’s compliance with any terms and conditions imposed by such vendor upon the resale of such products. Under certain circumstances, eCOST may be subject to certain contractual defined liabilities and obligations in the event the results of such audit determine noncompliance by eCOST with such terms and conditions. In April 2010, an audit was conducted by an eCOST vendor to determine compliance by eCOST with such vendor’s terms and conditions. To date, eCOST has not received the results of such audit or any further information from such vendor. No assurance can be given that the results of such audit, or any claim asserted by the vendor in connection therewith, will not have a material adverse effect upon the Company’s financial condition or results of operations.
     In April 2010, a sales employee of eCOST was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. Shortly thereafter, the Company received a subpoena from the Office of the U.S. Attorney requesting information regarding the employee and other matters, and the Company provided such information and is fully cooperating with the Office of the U.S. Attorney. The Company has commenced its own investigation into the actions of the employee. Neither the Company nor eCOST has been charged with any criminal activity, and eCOST intends to seek the recovery or reimbursement of the funds. Based on the information available to date, eCOST is unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or the inability of eCOST to recover such funds or any significant portion thereof, will not have a material adverse effect upon the Company’s financial condition or results of operations.
Risks Related to Our Stock
Our stock price could decline if a significant number of shares become available for sale.
     As of March 31, 2010, we have an aggregate of 1.8 million stock options outstanding to employees, directors and others with a weighted average exercise price of $4.74 per share. The shares of common stock that may be issued upon exercise of these options may be resold into the public market. Sales of substantial amounts of common stock in the public market as a result of the exercise of these options, or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.
ITEM 2. Changes in Securities and Use of Proceeds
     None
ITEM 3. Defaults Upon Senior Securities
     None

ITEM 4. Submission of Matters to a Vote of Security Holders
     None
ITEM 5. Other Information
     None
ITEM 6. Exhibits
     a) Exhibits:

Exhibit
No.	Description of Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.1.1(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.1.2(4)	Certificate of Amendment to Certificate of Incorporation of PFSweb, Inc.

3.1.3(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.2(1)	Amended and Restated By-Laws

3.2.1(3)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.

10.1*	Eighth Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.

10.2*	Amendment 11 to Agreement for Inventory Financing.

10.3*	Amendment 10 to Amended and Restated Platinum Plan Agreement.

10.4*	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

10.5*	Eighth Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

10.6*	2010 Management Bonus Plan

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended December, 31, 2005 filed on March 31, 2006.

(3)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 13, 2007.

(4)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 2, 2008.

(5)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 14, 2009.

*	Filed Herewith

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 17, 2010

PFSweb, Inc.
By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer, Chief Accounting Officer, Executive Vice President