Form 10-Q
period 2010-06-30
PFSWEB INC
filed 2010-08-16
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At August 16, 2010 there were 12,236,596 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES
Form 10-Q
June 30, 2010

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	June 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,410	$14,812
Restricted cash	1,410	2,096
Accounts receivable, net of allowance for doubtful accounts of $901 and $973 at June 30, 2010 and December 31, 2009, respectively	35,456	39,861
Inventories, net of reserves of $2,003 and $2,016 at June 30, 2010 and December 31, 2009, respectively	35,353	37,949
Other receivables	11,881	11,605
Prepaid expenses and other current assets	4,004	4,170

Total current assets	107,514	110,493

PROPERTY AND EQUIPMENT, net	9,214	10,314
IDENTIFIABLE INTANGIBLES	726	805
GOODWILL	3,602	3,602
OTHER ASSETS	2,084	2,555

Total assets	$123,140	$127,769

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$17,362	$19,179
Trade accounts payable	47,383	53,642
Deferred revenue	5,235	5,164
Accrued expenses	15,439	13,180

Total current liabilities	85,419	91,165

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	1,263	3,348
OTHER LIABILITIES	3,606	3,903

Total liabilities	90,288	98,416

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 37,300,000 shares authorized; 12,254,957 and 9,952,164 shares issued at June 30, 2010 and December 31, 2009, respectively; and 12,236,596 and 9,933,803 outstanding at June 30, 2010 and December 31, 2009, respectively	12	10
Additional paid-in capital	100,793	93,152
Accumulated deficit	(68,667)	(65,963)
Accumulated other comprehensive income	799	2,239
Treasury stock at cost, 18,361 shares	(85)	(85)

Total shareholders’ equity	32,852	29,353

Total liabilities and shareholders’ equity	$123,140	$127,769

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES:
Product revenue, net	$59,711	$65,546	$125,358	$131,809
Service fee revenue	16,567	12,367	32,546	29,486
Pass-through revenue	6,186	4,417	12,820	9,972

Total net revenues	82,464	82,330	170,724	171,267

COSTS OF REVENUES:
Cost of product revenue	55,282	60,303	115,904	121,134
Cost of service fee revenue	11,987	9,414	23,441	20,733
Pass-through cost of revenue	6,186	4,417	12,820	9,972

Total costs of revenues	73,455	74,134	152,165	151,839

Gross profit	9,009	8,196	18,559	19,428

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, including stock based compensation expense of $262 and $109 in the three months ended June 30, 2010 and 2009, respectively and $358 and $212 in the six months ended June 30, 2010 and 2009, respectively	10,190	10,670	20,560	21,363

Loss from operations	(1,181)	(2,474)	(2,001)	(1,935)

INTEREST EXPENSE, NET	237	321	499	678

Loss before income taxes	(1,418)	(2,795)	(2,500)	(2,613)
INCOME TAX EXPENSE (BENEFIT), NET	77	(266)	204	164

NET LOSS	$(1,495)	$(2,529)	$(2,704)	$(2,777)

NET LOSS PER SHARE:
Basic and Diluted	$(0.14)	$(0.25)	$(0.26)	$(0.28)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and Diluted	10,796	9,927	10,369	9,925

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,704)	$(2,777)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,295	3,651
Provision for doubtful accounts	76	(159)
Provision for excess and obsolete inventories	424	564
Deferred income taxes	(8)	(42)
Stock-based compensation	358	212
Changes in operating assets and liabilities:
Restricted cash	108	(8)
Accounts receivable	2,985	12,180
Inventories, net	50	6,294
Prepaid expenses, other receivables and other assets	(803)	1,333
Accounts payable, accrued expenses and other liabilities	(619)	(16,621)

Net cash provided by operating activities	3,162	4,627

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,876)	(1,949)

Net cash used in investing activities	(1,876)	(1,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(738)	(876)
Decrease (increase) in restricted cash	578	(73)
Proceeds from issuance of common stock	7,286	9
Payments on debt, net	(3,256)	(2,971)

Net cash provided by (used in) financing activities	3,870	(3,911)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(558)	330

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,598	(903)

CASH AND CASH EQUIVALENTS, beginning of period	14,812	16,050

CASH AND CASH EQUIVALENTS, end of period	$19,410	$15,147

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under debt and capital leases	$355	$369

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
PFSweb Overview
     PFSweb is an international business process outsourcing provider of end-to-end eCommerce solutions to major brand name companies seeking to optimize their supply chain and to enhance their traditional and online business channels and initiatives in the United States, Canada, and Europe. PFSweb offers such services as professional consulting, technology collaboration, managed web hosting and internet application development, interactive marketing services, order management, web-enabled customer contact centers, customer relationship management, financial services including billing and collection services and working capital solutions, information management, facilities and operations management, kitting and assembly services, and international fulfillment and distribution services.
Supplies Distributors Overview
     Supplies Distributors, PFSweb and InfoPrint Solutions Company (“IPS”) have entered into master distributor agreements under which Supplies Distributors acts as a master distributor of various products, primarily IPS product.
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
eCOST Overview
     eCOST is a multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise, selling products primarily to customers in the United States. eCOST offers products in several merchandise categories, including computers, networking, electronics and entertainment, TV’s, monitors and projectors, cameras and camcorders, memory and storage, “For the Home” and sports and leisure. eCOST carries products from leading manufacturers such as Sony, JVC, Canon, Hewlett-Packard, Denon, Cuisinart, Nikon, Braun, Sharp, Hoover, Bissell, Garmin, Panasonic, Toshiba and Microsoft.
     The Company’s liquidity has been negatively impacted as a result of the merger with eCOST. Since the merger, eCOST has experienced a net use of cash primarily due to operating losses. As a result, the Company has had to support eCOST’s cash needs with the goal of reducing losses. The amount of additional cash needed to support eCOST operations will depend upon working capital requirements, bank financing availability as well as eCOST’s ability to improve its financial results. Further advances to

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
eCOST may be limited by the Company’s current cash and future cash flow and may be restricted by the Company’s credit facility obligations.
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
     Management currently believes eCOST will meet the Company’s expectations related to improved overall financial performance. If eCOST does not meet these financial expectations, the Company anticipates that it would be able to terminate or sublease eCOST’s facilities, liquidate remaining inventory through the eCOST website and reduce certain personnel related costs as needed so as to minimize any material impact upon the Company’s other segments.
Basis of Presentation
     The unaudited interim condensed consolidated financial statements as of June 30, 2010, and for the three and six months ended June 30, 2010 and 2009, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of June 30, 2010, its results of operations for the three and six months ended June 30, 2010 and 2009 and its cash flows for the six months ended June 30, 2010 and 2009. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.
2. SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
     All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
     The preparation of consolidated financial statements and related disclosures in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The recognition and allocation of certain revenues and selling, general and administrative expenses in these consolidated financial statements also require management estimates and assumptions.
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
Investment in Affiliates
     Priority Fulfillment Services, Inc. (“PFS”), a wholly-owned subsidiary of PFSweb, Inc., has made advances to Supplies Distributors that are evidenced by a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Subordinated Note cannot be increased to more than $5.5 million or decreased to less than $4.3 million without prior approval of the Company’s lenders. At June 30, 2010 and December 31, 2009, the outstanding balance of the Subordinated Note was $4.3 million and $5.0 million, respectively. The Subordinated Note is eliminated in the Company’s consolidated financial statements.
     PFS has also made advances to eCOST, which aggregated $11.1 million as of June 30, 2010 and $10.9 million as of December 31, 2009. Certain terms of the Company’s debt facilities provide that the total advances to eCOST may not be less than $2.0 million without prior approval of eCOST’s lender, if needed. PFSweb, Inc. has also advanced to eCOST an additional $5.8 million and $5.0 million as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, PFSweb, Inc. has approximately $6.8 million available to be advanced to eCOST and/or other affiliates.
Concentration of Business and Credit Risk
     The Company’s service fee revenue is generated under contractual service fee relationships with multiple client relationships. No service fee client or product revenue customers exceeded 10% of the Company’s consolidated total net revenue during the six months ended June 30, 2010. A summary of the nonaffiliated customer and client concentrations is as follows:

	Six Months Ended
	June 30,	June 30,
	2010	2009
Product Revenue (as a percentage of Product Revenue):
Customer 1	11%	12%

Service Fee Revenue (as a percentage of Service Fee Revenue):
Client 1	13%	15%
Client 2	—%	13%

Accounts Receivable:
Customer 1	9%	12%
     PFS currently operates three distinct geographical contract arrangements with Client 1, which are aggregated in the service fee revenue percentages reflected above. Client 1 has notified PFS that it is not renewing substantially all of its contracts with PFS which expire during 2010. Client 2 did not renew its contract with PFS effective January 2009, though certain project work continued to occur through April 2009.
     PFSweb has provided certain collateralized guarantees of its subsidiaries’ financings and credit arrangements. These subsidiaries’ ability to obtain financing on similar terms would be significantly impacted without these guarantees.
     The Company has multiple arrangements with International Business Machines Corporation (“IBM”) and IPS and is dependent upon the continuation of such arrangements. These arrangements, which are

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
critical to the Company’s ongoing operations, include Supplies Distributors’ master distributor agreements and certain of Supplies Distributors’ working capital financing agreements. Substantially all of the Supplies Distributors’ revenue is generated by its sale of product purchased from IPS. Supplies Distributors also relies upon IPS’ sales force and product demand generation activities and the discontinuance of such services would have a material impact upon Supplies Distributors’ business. In addition, Supplies Distributors has product sales to IBM and IPS business units and the Company has an IBM term master lease agreement applicable to its financing of property and equipment.
     eCOST’s arrangements with its vendors are terminable by either party at will. Loss of any vendors could have a material adverse effect on eCOST’s financial position, results of operations and cash flows. Sales of HP and HP-related products represented 56% of eCOST’s net revenues (12% of the Company’s consolidated total net revenues) in the six months ended June 30, 2010 and 42% of eCOST’s net revenues (10% of the Company’s consolidated total net revenues) in the comparable 2009 period.
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
Property and Equipment
     The Company’s property held under capital leases amounted to approximately $1.1 million and $2.1 million, net of accumulated amortization of approximately $6.3 million and $6.7 million, at June 30, 2010 and December 31, 2009, respectively.
Cash Paid for Interest and Taxes
     The Company made payments for interest of approximately $0.5 million and $0.7 million during the six months ended June 30, 2010 and 2009, respectively. Income taxes of approximately $0.3 and $0.5 million were paid by the Company during the six months ended June 30, 2010 and 2009, respectively.
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

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
     The amended guidance in ASC 605-25 and ASC 985-605 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. The amendments to ASC 605-25 and ASC 985-605 have no material impact on the Company’s consolidated financial statements.
3. COMPREHENSIVE LOSS (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	$(1,495)	$(2,529)	$(2,704)	$(2,777)
Other comprehensive loss:
Foreign currency translation adjustment	(812)	801	(1,440)	116

Comprehensive loss	$(2,307)	$(1,728)	$(4,144)	$(2,661)

4. NET LOSS PER COMMON SHARE
     Basic and diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the reporting period. For both the three and six months ended June 30, 2010 and 2009, outstanding options to purchase common shares of 2.4 million and 1.8 million, respectively, were anti-dilutive and have been excluded from the diluted weighted average share computation.
5. STOCK AND STOCK OPTIONS
     In May 2010, the Company completed a public offering pursuant to which the Company issued and sold an aggregate of 2.3 million shares of common stock, par value $.001 per share, at $3.50 per share, resulting in net proceeds after deducting offering expenses of approximately $7.3 million.
     During the six months ended June 30, 2010, the Company issued an aggregate of 650,000 options to purchase shares of common stock to officers, directors, employees and consultants of the Company.
6. VENDOR FINANCING:
     Outstanding obligations under vendor financing arrangements consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Inventory and working capital financing agreements:
United States	$15,975	$16,073
Europe	16,513	15,649

Total	$32,488	$31,722

Inventory and Working Capital Financing Agreement, United States
     Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of IPS products in the United States, providing financing for eligible IPS inventory and certain receivables up to $30.5 million through its expiration in April 2011. As of June 30, 2010, Supplies Distributors had $1.8 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $3.5 million and the Company is required to maintain a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (3.75% as of June 30, 2010). The facility also includes a monthly service fee. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.
Inventory and Working Capital Financing Agreement, Europe
     Supplies Distributors’ European subsidiary has a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance its distribution of IPS products in Europe. The asset based credit facility with IBM Belgium provides up to 16.0 million euros (approximately $19.6 million as of June 30, 2010) in inventory financing and cash advances based on eligible inventory and accounts receivable through its expiration in April 2011. As of June 30, 2010, Supplies Distributors’ European subsidiaries had 0.2 million euros (approximately $0.2 million) of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors and its European subsidiaries to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors’ European subsidiary, as well as collateralized guaranties of Supplies Distributors and PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $3.5 million and the Company is required to maintain a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest at Euribor plus 1.82% for cash advances, and, after a defined free financing period, at Euribor plus 4.1% for inventory financings. As of June 30, 2010, the interest rate was 4.6% on the $16.5 million of outstanding inventory financings. Supplies Distributors’ European subsidiary pays a monthly service fee on the commitment. Given the structure of this facility and as outstanding inventory financing balances are repaid within twelve months, the Company has classified the outstanding inventory financing amounts under this facility as accounts payable in the consolidated balance sheets.
6. DEBT AND CAPITAL LEASE OBLIGATIONS;
     Outstanding obligations under debt and capital lease obligations consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Loan and security agreements, United States
Supplies Distributors	$8,866	$8,921
PFS	4,000	6,000
Credit facility — eCOST	—	—
Factoring agreement, Europe	770	1,074
Taxable revenue bonds	1,600	2,400
Master lease agreements	2,633	3,467
Other	756	665

Total	18,625	22,527
Less current portion of long-term debt	17,362	19,179

Long-term debt, less current portion	$1,263	$3,348

Loan and Security Agreement — Supplies Distributors
     Supplies Distributors has a loan and security agreement with Wachovia Bank, N.A. (“Wachovia”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
of June 30, 2010, Supplies Distributors had $0.9 million of available credit under this agreement. The Wachovia facility expires on the earlier of March 2011 or the date on which the parties to the IPS master distributor agreement no longer operate under the terms of such agreement and/or IPS no longer supplies products pursuant to such agreement. Borrowings under the Wachovia facility accrue interest at prime rate plus 0.25% to 0.75% (3.75% as of June 30, 2010) or Eurodollar rate plus 2.5% to 3.0%, dependent on excess availability and subject to a minimum of 3.0%, as defined. The interest rate as of June 30, 2010 was 3.75% for $8.9 million of outstanding borrowings. This agreement contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $4.3 million and may not maintain restricted cash of more than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks and Wachovia pursuant to which a security interest was granted to Wachovia for all U.S. and Canadian customer remittances received in specified bank accounts. At June 30, 2010 and December 31, 2009, these bank accounts held $0.5 million and $1.0 million, respectively, which was restricted for payment to Wachovia.
Loan and Security Agreement — PFS
     PFS has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”). The Comerica Agreement provides for up to $10.0 million of eligible accounts receivable financing through March 2011. As of June 30, 2010, PFS had $5.8 million of available credit under this facility. Borrowings under the Comerica Agreement accrue interest at a defined rate, which will generally be prime rate plus 2%, with a minimum of 4.5% (5.25% at June 30, 2010). The Comerica Agreement contains cross default provisions, various restrictions upon PFS’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the subordinated note receivable from Supplies Distributors to a maximum of $5.5 million. Comerica has provided approval for PFS to advance incremental amounts subject to certain cash inflows to PFS, as defined, to certain of its subsidiaries and/or affiliates, including eCOST, if needed. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb, Inc.
Credit Facility — eCOST
     eCOST has an asset-based line of credit facility of up to $7.5 million from Wachovia, through May 2011, which is collateralized by substantially all of eCOST’s assets. Borrowings under the facility are limited to a percentage of eligible accounts receivable and inventory. Outstanding borrowings under the facility bear interest at rates ranging from prime rate plus 0.75% to 1.25% or Eurodollar rate plus 3.0% to 4.0%, depending on eCOST’s financial results. There were no outstanding borrowings as of June 30, 2010. As of June 30, 2010, eCOST had $0.9 million of letters of credit outstanding and $1.5 million of available credit under this facility. In connection with the line of credit, eCOST entered into a cash management arrangement whereby eCOST’s operating amounts are considered restricted and swept and used to repay outstanding amounts under the line of credit. As of June 30, 2010 and December 31, 2009, the restricted cash amount was $0.1 million and $0.2 million, respectively. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
stock ownership structure, and requires a minimum tangible net worth for eCOST of $0 million, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.
Factoring Agreement
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million euros (approximately $9.2 million as of June 30, 2010) of eligible accounts receivables through March 2011. As of June 30, 2010, Supplies Distributors’ European subsidiary had approximately 1.1 million euros (approximately $1.3 million) of available credit under this agreement. Borrowings accrue interest at Euribor plus 1.2% (1.6% at June 30, 2010). This agreement contains various restrictions upon the ability of Supplies Distributors’ European subsidiary to, among other things, merge, consolidate and incur indebtedness, as well as financial covenants, such as minimum net worth. This agreement is secured by a guarantee of Supplies Distributors, up to a maximum of 200,000 euros.
Taxable Revenue Bonds
     PFS has a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned the proceeds of the Bonds to PFS for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in one of the Company’s Southaven, Mississippi distribution facilities. The Bonds bear interest at a variable rate (0.5% as of June 30, 2010), as determined by Comerica Securities, as Remarketing Agent. PFS, at its option, may convert the Bonds to a fixed rate, to be determined by the Remarketing Agent at the time of conversion.
     The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) issued by Comerica pursuant to a Reimbursement Agreement between PFS and Comerica under which PFS is obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has a maturity date of April 2011 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof. If the Letter of Credit is renewed or replaced, the Bonds require future annual principal repayments of $800,000 in January of 2011 and 2012. PFS’ obligations under the Reimbursement Agreement are secured by substantially all of the assets of PFS, including restricted cash of $0.8 million and a Company parent guarantee.
Debt Covenants
     To the extent the Company or any of its subsidiaries fail to comply with covenants applicable to its debt or vendor financing obligations, including the monthly financial covenant requirements and required level of shareholders’ equity or net worth, and one or all of the lenders accelerate the repayment of the credit facility obligations, the Company would be required to repay all amounts outstanding thereunder. In particular, in the event eCOST is unable to increase its revenue and/or gross profit from its present levels, or if PFS service fee revenue declines from expected levels and it is unable to reduce costs to correspond to such reduced revenue levels or if Supplies Distributors revenue or gross profit declines from expected levels, such events may result in a breach of one or more of the financial covenants required under its working capital line of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and demand for payment under the Company parent guaranty. Any acceleration of the repayment of the credit facilities would have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. As of June 30, 2010, the Company was in compliance with all debt covenants.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
Master Lease Agreements
     The Company has a Term Lease Master Agreement with IBM Credit Corporation (“Master Lease Agreement”) that provides for leasing or financing transactions of equipment and other assets, which generally have terms of three years. The amounts outstanding under this Master Lease Agreement ($1.2 million as of June 30, 2010 and $1.6 million as of December 31, 2009) are secured by the related equipment.
     The Company has another master agreement with a financing company that provides for leasing or financing transactions of certain equipment. The amounts outstanding under this agreement were $0.7 million as of both June 30, 2010 and December 31, 2009, and are secured by the related equipment.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues (in thousands):
PFSweb	$24,506	$18,554	$48,822	$43,318
Supplies Distributors	43,548	45,269	89,050	90,600
eCOST	16,163	20,277	36,308	41,209
Eliminations	(1,753)	(1,770)	(3,456)	(3,860)

	$82,464	$82,330	$170,724	$171,267

Income (loss) from operations (in thousands):
PFSweb	$(1,280)	$(2,982)	$(2,759)	$(3,385)
Supplies Distributors	867	981	1,880	2,398
eCOST	(768)	(473)	(1,122)	(948)
Eliminations	—	—	—	—

	$(1,181)	$(2,474)	$(2,001)	$(1,935)

Depreciation and amortization (in thousands):
PFSweb	$1,557	$1,530	$3,087	$3,465
Supplies Distributors	6	8	14	18
eCOST	97	85	194	168
Eliminations	—	—	—	—

	$1,660	$1,623	$3,295	$3,651

Capital expenditures (in thousands):
PFSweb	$978	$688	$1,854	$1,846
Supplies Distributors	—	2	—	2
eCOST	12	44	22	101
Eliminations	—	—	—	—

	$990	$734	$1,876	$1,949

	June 30,	December 31,
	2010	2009
Assets (in thousands):
PFSweb	$65,392	$65,716
Supplies Distributors	64,362	69,291
eCOST	11,723	13,579
Eliminations	(18,337)	(20,817)

	$123,140	$127,769

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Condensed Consolidated Financial Statements
8. COMMITMENTS AND CONTINGENCIES
     The Company receives municipal tax abatements in certain locations. During 2004 the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements. In December 2006, the Company received notice that the municipal authority planned to make an adjustment to the Company’s tax abatement. The Company disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against the Company and the timing of the related payments has not been finalized. As of June 30, 2010, the Company believes it has adequately accrued for the expected assessment.
     In April 2010, a sales employee of eCOST was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. Shortly thereafter, the Company received a subpoena from the Office of the U.S. Attorney requesting information regarding the employee and other matters, and the Company provided such information and is fully cooperating with the Office of the U.S. Attorney. The Company has commenced its own investigation into the actions of the employee. Neither the Company nor eCOST have been charged with any criminal activity, and eCOST intends to seek the recovery or reimbursement of the funds which are currently classified as other receivables on the June 30, 2010 financial statements. Based on the information available to date, eCOST is unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or the inability of eCOST to recover such funds or any significant portion thereof, or any costs and expenses incurred by the Company in connection with this matter will not have a material adverse effect upon the Company’s financial condition or results of operations.
     The Company is subject to claims in the ordinary course of business, including claims of alleged infringement by the Company or its subsidiaries of the patents, trademarks and other intellectual property rights of third parties. In particular, eCOST and other manufacturers, distributors and retailers of consumer electronic and computer products, may be subject to claims of patent holders alleging that the manufacture, distribution and sale of such products infringe their patents. Neither the Company nor eCOST is currently subject to any such patent claims.

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
Forward-Looking Information
     We have made forward-looking statements in this Report on Form 10-Q. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “seek,” “strive,” “believe,” “expect,” “anticipate,” “predict,” “potential,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “target” and “estimate” or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to those set forth above or elsewhere in this Report on Form 10-Q and our Form 10-K for the year ended December 31, 2009, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:
•	our ability to retain and expand relationships with existing clients and attract and implement new clients;

•	our reliance on the fees generated by the transaction volume or product sales of our clients;

•	our reliance on our clients’ projections or transaction volume or product sales;

•	our dependence upon our agreements with International Business Machines Corporation (“IBM”) and InfoPrint Solutions Company (“IPS”);

•	our dependence upon our agreements with our major clients;

•	our client mix, their business volumes and the seasonality of their business;

•	our ability to finalize pending contracts;

•	the impact of strategic alliances and acquisitions;

•	trends in e-commerce, outsourcing, government regulation both foreign and domestic and the market for our services;

•	whether we can continue and manage growth;

•	increased competition;

•	our ability to generate more revenue and achieve sustainable profitability;

•	effects of changes in profit margins;

•	the customer and supplier concentration of our business;

•	the reliance on third-party subcontracted services;

•	the unknown effects of possible system failures and rapid changes in technology;

•	foreign currency risks and other risks of operating in foreign countries;

•	potential litigation;

•	our dependency on key personnel;

•	the impact of new accounting standards, and changes in existing accounting rules or the interpretations of those rules;

•	our ability to raise additional capital or obtain additional financing;

•	our ability and the ability of our subsidiaries to borrow under current financing arrangements and maintain compliance with debt covenants;

•	relationship with and our guarantees of certain of the liabilities and indebtedness of our subsidiaries;

•	taxation on the sale of our products;

•	eCOST’s ability to maintain existing and build new relationships with manufacturers and vendors and the success of its advertising and marketing efforts;

•	eCOST’s ability to increase its sales revenue and sales margin and improve operating efficiencies;

•	eCOST’s ability to generate projected cash flows sufficient to cover the values of its intangible assets; and

•	whether the contingencies noted in Note 8 of our unaudited financial statements included in this report have a material adverse effect upon our financial condition or results of operations.

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
     First, in our eCommerce and business process outsourcing segment, we derive our revenues from a broad range of services, including professional consulting, technology collaboration, interactive marketing services, order management, managed web hosting and web development, the development of an eCommerce technology platform, customer relationship management, financial services including billing and collection services and working capital solutions, kitting and assembly services, information management and international fulfillment and distribution services. We offer our services as an integrated solution, which enables our clients to outsource their complete infrastructure needs to a single source and to focus on their core competencies. Our distribution services are conducted at warehouses that we lease or manage and include real-time inventory management and customized picking, packing and shipping of our clients’ customer orders. We currently offer the ability to provide infrastructure and distribution solutions to clients that operate in a range of vertical markets, including technology manufacturing, computer products, cosmetics, fragile goods, contemporary home furnishings, apparel, aviation, telecommunications and consumer electronics, among others.
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
     Our second business segment is a product revenue model. In this segment, we are a master distributor of product for IPS and certain other clients. In this capacity, we purchase, and thus own, inventory and recognize the corresponding product revenue. As a result, upon the sale of inventory, we own the accounts receivable. Freight costs billed to customers are reflected as components of product revenue. This business segment requires significant working capital requirements, for which we have senior credit facilities to provide for approximately $86 million of available financing.
     Our third business segment is a web-commerce product revenue model focused on the sale of products to a broad range of consumer and small business customers. In this segment we operate as a multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise. Our product line currently offers approximately 270,000 products in several primary merchandise categories, primarily including computers, networking, electronics and entertainment, TV’s, monitors and projectors, cameras and camcorders, memory and storage, “For the Home” and sports and leisure.

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
     We continue to monitor and control our costs to focus on profitability. While we are targeting our new service fee contracts to yield incremental gross profit, we also expect to incur incremental investments to implement new contracts, investments in infrastructure and sales and marketing to support our targeted growth and increased public company professional fees.
     Our expenses comprise primarily four categories: 1) cost of product revenue, 2) cost of service fee revenue, 3) cost of pass-through revenue and 4) selling, general and administrative expenses.
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
     Selling, General and Administrative expenses — consist of expenses such as compensation and related expenses for sales and marketing staff, advertising, online marketing and catalog production, distribution costs (excluding freight) applicable to the Supplies Distributors and eCOST businesses, executive, management and administrative personnel and other overhead costs, including certain occupancy and information technology costs and depreciation and amortization expenses.
     Monitoring and controlling our available cash balances and our expenses continues to be a primary focus. Our cash and liquidity positions are important components of our financing both current operations and our targeted growth. To aid this, in May 2010, we completed a public offering of 2.3 million shares of our common stock that provided net proceeds of approximately $7.3 million.

Results of Operations
For the Interim Periods Ended June 30, 2010 and 2009
     The following table sets forth certain historical financial information from our unaudited interim condensed consolidated statements of operations expressed as a percent of net revenues (in millions):

	Three Months Ended June 30,					Six Months Ended June 30,
				% of Net Revenues					% of Net Revenues
	2010	2009	Change	2010	2009	2010	2009	Change	2010	2009
Revenues:
Product revenue, net	$59.7	$65.5	$(5.8)	72.4%	79.6%	$125.4	$131.8	$(6.4)	73.4%	77.0%
Service fee revenue	16.6	12.4	4.2	20.1%	15.0%	32.5	29.5	3.0	19.1%	17.2%
Pass-through revenue	6.2	4.4	1.8	7.5%	5.4%	12.8	10.0	2.8	7.5%	5.8%

Total net revenues	82.5	82.3	0.2	100.0%	100.0%	170.7	171.3	(0.6)	100.0%	100.0%

Cost of Revenues
Cost of product revenue (1)	55.3	60.3	(5.0)	92.6%	92.0%	115.9	121.1	(5.2)	92.5%	91.9%
Cost of service fee revenue (2)	12.0	9.4	2.6	72.4%	76.1%	23.4	20.7	2.7	72.0%	70.3%
Pass-through cost of revenue (3)	6.2	4.4	1.8	100.0%	100.0%	12.8	10.0	2.8	100.0%	100.0%

Total cost of revenues	73.5	74.1	—(0.6)	89.1%	90.1%	152.1	151.8	__ 0.3	89.1%	88.7%

Product revenue gross profit	4.4	5.2	(0.8)	7.4%	9.0%	9.5	10.7	(1.2)	7.5%	8.1%
Service fee gross profit	4.6	3.0	1.6	27.6%	23.9%	9.1	8.8	0.3	28.0%	29.7%
Pass-through gross profit	—	—	—	—%	—%	—	—	—	—%	—%

Total gross profit	9.0	8.2	0.8	10.9%	9.9%	18.6	19.5	(0.9)	10.9%	11.3%
Selling, General and Administrative expenses	10.2	10.7	(0.5)	12.4%	12.9%	20.6	21.4	(0.8)	12.0%	12.4%

Loss from operations	(1.2)	(2.5)	1.3	(1.4)%	(3.0)%	(2.0)	(1.9)	(0.1)	(1.1)%	(1.1)%
Interest expense, net	0.2	0.3	(0.1)	0.3%	0.4%	0.5	0.7	(0.2)	0.3%	0.4%

Loss before income taxes	(1.4)	(2.8)	1.4	(1.7)%	(3.4)%	(2.5)	(2.6)	0.1	(1.4)%	(1.5)%

Income tax expense, net	0.1	(0.3)	(0.4)	0.2%	(0.4)%	0.2	0.2	—	0.1%	0.1%

Net loss	$(1.5)	$(2.5)	$1.0	(1.9)%	(3.0)%	$(2.7)	$(2.8)	$0.1	(1.5)%	(1.6)%

(1)	% of net revenues represents the percent of Product revenue, net.

(2)	% of net revenues represents the percent of Service fee revenue.

(3)	% of net revenues represents the percent of Pass-through revenue.
     Product Revenue, net. eCOST product revenue was $16.2 million in the three months ended June 30, 2010, a 20.3% decrease as compared to $20.3 million in the comparable quarter of the prior year. eCOST product revenue was $36.3 million in the six months ended June 30, 2010, an 11.9% decrease as compared to $41.2 million in the comparable period of the prior year. The decrease has resulted primarily from a combination of the continued impact of the current economic environment and the negative impact of certain external service provider changes that have limited the effectiveness of our email advertising and thus sales generation.
     Supplies Distributors product revenue of $43.5 million decreased $1.7 million, or 3.8%, in the three months ended June 30, 2010 as compared $45.3 million in the same quarter of the prior year. Product revenue of $89.1 million decreased $1.6 million, or 1.7%, in the six months ended June 30, 2010 as compared $90.6 million in the same period of the prior year. The decrease was primarily due to the impact of the euro currency conversion rate.
     Service Fee Revenue. Service fee revenue of $16.6 million increased $4.2 million, or 34.0%, in the three months ended June 30, 2010 as compared to the same quarter of the prior year. Service fee revenue of $32.5 million increased $3.0 million, or 10.4%, in the six months ended June 30, 2010 as compared to the same period of the prior year. The increase in service fee revenue for the three and six months ended June 30, 2010 is primarily due to increased service fees from new client relationships that began in late 2009 and early 2010, organic growth in existing clients and incremental project work partially offset by the non-renewal of certain service contract relationships, including the non-renewal of a U.S. government agency client relationship, which ended in early 2009. The change in service fee revenue is shown below ($ millions):

	Three Months	Six Months
Period ended June 30, 2009	$12.4	$29.5
New service contract relationships	3.8	6.6
Change in existing client service fees	1.8	4.4
Terminated clients not included in 2010 revenue	(1.4)	(8.0)

Period ended June 30, 2010	$16.6	$32.5

     The service fee revenue for the current year three and six month periods include approximately $2.1 million and $4.4 million, respectively, of revenue generated from clients who have given notice of their intent to terminate their contractual relationships with the Company during 2010.
     Cost of Product Revenue. The gross margin for eCOST was $1.4 million or 8.7% of product revenue in the three months ended June 30, 2010 and $1.9 million or 9.7% of product revenue during the comparable period of 2009. The gross margin for eCOST was $3.2 million or 8.8% of product revenue in the six months ended June 30, 2010 and $4.0 million or 9.7% of product revenue during the comparable period of 2009. The decline in gross margin is primarily due to a decrease in sales in the higher margin business to consumer sales channel compared to prior year. We are targeting an increasing percentage of eCOST revenues to be generated from the business-to-consumer channel, although we continue to strive to improve our product sales and gross margin in our business-to-business channel.
     Supplies Distributors cost of product revenue decreased by $1.5 million, or 3.5%, to $40.5 million in the three months ended June 30, 2010 primarily as a result of decreased product sales. The resulting gross profit margin was $3.0 million, or 6.9% of product revenue, for the three months ended June 30, 2010 and $3.3 million, or 7.3% of product revenue, for the comparable 2009 period. Supplies Distributors cost of product revenue decreased by $1.1 million, or 1.3%, to $82.6 million in the six months ended June 30, 2010 primarily as a result of decreased product sales. The resulting gross profit margin was $6.3 million, or 7.0% of product revenue, for the six months ended June 30, 2010 and $6.7 million, or 7.4% of product revenue, for the comparable 2009 period. The three and six month periods ending June 30, 2010 and 2009 include the impact of certain incremental gross margin earned on product sales resulting from certain product price increases and the impact of certain incremental inventory cost reductions.
     Cost of Service Fee Revenue. Gross profit as a percentage of service fees was 27.6% in the three months ended June 30, 2010, compared to 23.9% in the same period of the prior year. Gross profit as a percentage of service fees was 28.0% in the six months ended June 30, 2010, compared to 29.7% in the same period of the prior year. The three and six months ended June 30, 2010 includes the margin impact of new client relationships that began in late 2009 and early 2010. The margin in the six month period of 2009 includes the benefit of higher margin incremental project work associated with the U.S. government contract relationship that was not renewed and was completed in the second quarter of 2009.
     We target to earn an overall average gross profit of 25-30% on existing and new service fee contracts, but we have and may continue to accept lower gross margin percentages on certain contracts depending on contract scope and other factors.
     Selling, General and Administrative Expenses. Selling, General and Administrative expenses for the three months ended June 30, 2010 decreased to $10.2 million from $10.7 million in the same 2009 period. As a percentage of total net revenue, selling, general and administrative expenses were 12.4% in the three months ended June 30, 2010 and 12.9% in the prior year period.
     Selling, General and Administrative expenses for the six months ended June 30, 2010 decreased to $20.6 million from $21.4 million in the same 2009 period. As a percentage of total net revenue, selling, general and administrative expenses were 12.0% in the six months ended June 30, 2010 and 12.4% in the comparable period. The three and six month periods ending June 30, 2010 include the impact of a certain vendor settlement and other legal matters as well as distribution facility relocation expenses partially offset by decreases in depreciation and amortization, information technology services and a reduction in advertising related costs due to timing of events.

     Income Taxes. We record a tax provision associated primarily with state income taxes and our subsidiary Supplies Distributors’ Canadian and European operations. A valuation allowance has been provided for the majority of our net deferred tax assets as of June 30, 2010 and December 31, 2009, which are primarily related to our net operating loss carryforwards, and certain foreign deferred tax assets. We expect that we will continue to record an income tax provision associated with state income taxes and Supplies Distributors’ Canadian and European results of operations.
Liquidity and Capital Resources
     Net cash provided by operating activities was $3.2 million for the six months ended June 30, 2010, and primarily resulted from a $3.0 million decrease in accounts receivable and cash income before working capital changes of $1.4 million partially offset by an $0.8 million decrease in prepaid expenses, other receivables and other assets and an $0.6 million decrease in accounts payable, accrued expenses and other liabilities.
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
     Net cash used in investing activities for the six months ended June 30, 2010 and 2009 totaled $1.9 million resulting from capital expenditures.
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
     Net cash provided by financing activities was approximately $3.9 million for the six months ended June 30, 2010, representing net proceeds of $7.3 million from the issuance of common stock pursuant to a public offering and a decrease in restricted cash partially offset by payments on debt and capital lease obligations.
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
     During the six months ended June 30, 2010, our working capital increased to $22.2 million from $19.3 million at December 31, 2009 primarily due to net proceeds from an equity offering that was completed in

May 2010 partially offset by the paydown of debt facilities along with the impact of certain technology and development costs incurred during 2010 that were prepaid by certain clients in 2009. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities, entering into new debt agreements or transferring to third parties a portion of our subordinated loan balance due from Supplies Distributors. In conjunction with certain of these alternatives, we may be required to provide certain letters of credit to secure these arrangements. We currently believe our cash position, financing available under our credit facilities and funds generated from operations (including cost reductions related to the nonrenewal or termination of one or more service fee contracts) will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our current debt and lease obligations, and additional loans to our subsidiaries Supplies Distributors and eCOST, if necessary, for at least the next twelve months.
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
     In support of certain debt instruments and leases, as of June 30, 2010, we had $1.4 million of cash restricted for repayment to lenders. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain of our subsidiaries’ credit facilities. Many of these facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other credit facilities and agreements. These covenants include minimum levels of net worth for the individual borrower subsidiaries and restrictions on the ability of the borrower subsidiaries to advance funds to other borrower subsidiaries. As a result, it is possible for one or more of these borrower subsidiaries to fail to meet their respective covenants even if another borrower subsidiary otherwise has available excess funds, which, if not restricted, could be used to cure the default. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. In particular, in the event eCOST is unable to increase its revenue and/or gross profit from its present levels, or if PFS service fee revenue declines from expected levels and it is unable to reduce costs to correspond to such reduced revenue levels or if Supplies Distributors revenue or gross profit declines from expected levels, such events may result in a breach of one or more of the financial covenants required under its working capital lines of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and payment under our parent guaranty. A requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of June 30, 2010, we were in compliance with all debt covenants. Further, any non-renewal of any of our credit facilities would have a material adverse impact on our business and financial condition. We do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.
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
     To finance their distribution of IPS products, Supplies Distributors and its subsidiaries have short-term credit facilities with IBM Credit LLC (“IBM Credit”) and IBM Belgium Financial Services S.A. (“IBM Belgium”). We have provided a collateralized guaranty to secure the repayment of these credit facilities. These asset-based credit facilities provided financing for up to $30.5 million and up to 16 million euros (approximately $19.6 million as of June 30, 2010) with IBM Credit and IBM Belgium, respectively. These agreements expire in April 2011.

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
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million euros (approximately $9.2 million as of June 30, 2010) of eligible accounts receivables through March 2011.
     These credit facilities contain cross default provisions, various restrictions upon the ability of Supplies Distributors and its subsidiaries to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as cash flow from operations, annualized revenue to working capital, net profit after tax to revenue, minimum net worth and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, we are required to maintain a subordinated loan to Supplies Distributors of no less than $4.3 million, maintain restricted cash of not more than $5.0 million, are restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure and a minimum shareholders’ equity of at least $18.0 million. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or its subsidiaries under these facilities if they are unable to do so. We have also provided a guarantee of the obligations of Supplies Distributors and its subsidiaries to IBM and IPS, excluding the trade payables that are financed by IBM credit.
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
     In May 2010, we completed a public offering of our common stock pursuant to which we issued and sold an aggregate of 2.3 million shares of our common stock, par value $.001 per share, at $3.50 per share, resulting in net proceeds after deducting offering expenses of approximately $7.3 million. We have advanced a portion of the net proceeds to eCOST to support their operating requirements.
     eCOST currently has an asset-based line of credit facility of up to $7.5 million with Wachovia, which is collateralized by substantially all of eCOST’s assets and expires in May 2011. Borrowings under the facility are limited to a percentage of eligible accounts receivable and letter of credit availability is limited to a percentage of accounts receivable and inventory. As of June 30, 2010, eCOST had $0.9 million of letters of credit outstanding and $1.5 million of available credit under this facility. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as a minimum tangible net worth of $0 million, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.

     We financed certain capital expenditures through a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) pursuant to which the MBFC issued MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned PFS the proceeds of the Bonds for the purpose of financing the acquisition and installation of equipment, machinery and related assets to support incremental business from a Southaven, Mississippi distribution facility. The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) issued by Comerica pursuant to a Reimbursement Agreement between us and Comerica under which PFS is obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has a maturity date of April 2011 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof. The amount outstanding on this Loan Agreement as of June 30, 2010 was $1.6 million. PFS’ obligations under the Reimbursement Agreement are secured by substantially all of its assets, including restricted cash of $0.8 million and a Company parent guarantee.
     eCOST has historically incurred significant operating losses and used cash to fund its operations. As a result, we have been required to invest cash to fund eCOST’s operations and we expect that further investments will be required. The amount of further cash needed to support eCOST operations depends upon the financing available under its credit line as well as eCOST’s ability to improve its financial results. As a result of our May 2010 secondary stock offering, as of June 30, 2010, we have approximately $6.8 million available to be advanced to eCOST and/or other affiliates, if needed. In the event we need to advance additional cash to eCOST and/or other affiliates, we may be required to seek approval from our lenders to provide such funds. We can provide no assurance that we will receive such approval from our lenders or any terms or conditions required by our lenders in order to obtain such approval. In addition, PFSweb has provided a guaranty of eCOST’s bank line of credit and certain eCOST vendor trade payables.
     We receive municipal tax abatements in certain locations. During 2004 we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements. In December 2006, we received notice that the municipal authority planned to make an adjustment to our tax abatement. We disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against us and the timing of the related payments has not been finalized. As of June 30, 2010, we believe we have adequately accrued for the expected assessment.
     In April 2010, a sales employee of eCOST was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. Shortly thereafter, the Company received a subpoena from the Office of the U.S. Attorney requesting information regarding the employee and other matters, and the Company provided such information and is fully cooperating with the Office of the U.S. Attorney. The Company has commenced its own investigation into the actions of the employee. Neither the Company nor eCOST have been charged with any criminal activity, and eCOST intends to seek the recovery or reimbursement of the funds which are currently classified as other receivables on the June 30, 2010 financial statements. Based on the information available to date, eCOST is unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or the inability of eCOST to recover such funds or any significant portion thereof, or any costs and expenses incurred by the Company in connection with such matter will not have a material adverse effect upon the Company’s financial condition or results of operations.
Seasonality
     The seasonality of our service fee business is dependent upon the seasonality of our clients’ business and sales of their products. Accordingly, our management must rely upon the projections of our clients in assessing quarterly variability. We believe with our current client mix and their current business volumes, our run rate service fee business activity will be at its lowest in the quarter ended March 31 and highest in the quarter ended December 31. We anticipate our Supplies Distributors’ product revenue will be highest during the quarter ended December 31. Our eCOST business is moderately seasonal, reflecting the general pattern of peak sales for the retail industry during the holiday shopping season. Typically, a larger portion of our eCOST revenues occur during the fourth fiscal quarter. We believe our historical revenue growth makes it difficult to predict the effect of seasonality on our future revenues and results of operations.
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
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15-d-15(f) of the Exchange Act) during the six months ended June 30, 2010 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     None
ITEM 1A. Risk Factors
     In addition to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission on March 31, 2010, and the risk factors set forth in Part I, Item 1A of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010 filed with the Securities and Exchange Commission on May 17, 2010, our business, financial condition and operating results could be adversely affected by any or all of the following factors.
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
     Our business and future growth currently depend on our ability to access bank and commercial lines of credit. We currently depend on an aggregate of approximately $105 million in line of credit facilities provided by various banks and commercial lenders. These lines of credit currently mature at various dates through May 2011 and are secured by substantially all our assets. Our ability to renew our lines of credit facilities depends upon various factors, including the availability of bank loans and commercial credit in general, as well as our financial condition and prospects. Therefore, we cannot guarantee that these credit facilities will continue to be available beyond their current maturities on reasonable terms or at all. Our inability to renew or replace our credit facilities or find alternative financing would materially adversely affect our business, financial condition, operating results and cash flow.
We operate with significant levels of indebtedness and are required to comply with certain financial and non-financial covenants; we are required to maintain a minimum level of subordinated loans to our subsidiary Supplies Distributors; and we have guaranteed certain indebtedness and obligations of our subsidiaries Supplies Distributors and eCOST.
     As of June 30, 2010, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of IPS product inventory, was approximately $51.1 million. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. Any non-renewal or any default under any of our credit facilities would have a material adverse impact upon our business and financial condition. In addition we have provided $4.3 million of subordinated indebtedness to Supplies Distributors as of June 30, 2010. The maximum level of this subordinated indebtedness to Supplies Distributors that may be provided without approval from our lenders is $5.5 million. The restrictions on increasing this amount without lender approval may limit our ability to comply with certain loan covenants or further grow and develop Supplies Distributors’ business. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so. We have also guaranteed eCOST’s $7.5 million credit line, as well as certain of its vendor trade payables. We currently expect that it may be necessary to provide additional guarantees of certain eCOST vendor trade payables in the future.
Risks Related to Our PFS and Supplies Distributors Operating Segments
Our business is subject to the risk of customer and supplier concentration.
     For the six months ended June 30, 2010 and 2009, a technology company and a U.S. government agency represented the source of approximately 13% and 0%, respectively, and approximately 15% and 13%, respectively, of our total service fee revenue, excluding pass-through revenue. Our activity under our contract with the U.S. government agency concluded in the second quarter of 2009. PFS currently operates three distinct geographical contract arrangements with the technology company which are aggregated in the service fee revenue percentages above. The technology company has notified PFS that it is not renewing substantially all of its contracts with PFS which expire in 2010. The non-renewal of these contracts has had, and may continue to have, a material adverse effect upon our business.
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
     Sales by Supplies Distributors to three customers accounted for, in the aggregate, approximately 40% of Supplies Distributors’ total product revenue for both the six months ended June 30, 2010 and 2009 (21% of our consolidated net revenues in both six month periods). The loss of any one or all of such customers, or non-payment of any material amount by these or any other customer, are likely to have a material adverse effect upon Supplies Distributors’ business.
Risks Related to eCOST, our Online Discount Retailer Segment
Our business is subject to the risk of supplier concentration.
     Our business is dependent on sales of Hewlett Packard (HP) and HP-related products, which represented approximately 56% of eCOST’s net revenues (12% of our consolidated net revenues) in the six months ended June 30, 2010 and 42% of eCOST’s net revenues (10% of our consolidated net revenues) in the comparable period of 2009. If our ability to purchase direct from HP is terminated or restricted, or if the demand for HP and HP-related products declines, our business will be materially adversely affected.
Risks Related to Our Stock
Our stock price could decline if a significant number of shares become available for sale.
     As of June 30, 2010, we have an aggregate of 2.4 million stock options outstanding to employees, directors and others with a weighted average exercise price of $4.55 per share. The shares of common stock that may be issued upon exercise of these options may be resold into the public market. Sales of substantial amounts of common stock in the public market as a result of the exercise of these options, or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
ITEM 3. Defaults Upon Senior Securities
     None

ITEM 4. [Removed and Reserved]
ITEM 5. Other Information
     None
ITEM 6. Exhibits and Reports on Form 8-K
     a) Exhibits:

Exhibit
No.	Description of Exhibits
1.1 (6)	Form of Underwriting Agreement between the Company and Craig-Hallum Capital Group LLC, as representative of the underwriters indentified in Schedule I thereto.

3.1(1)	Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.1.1(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.1.2(4)	Certificate of Amendment to Certificate of Incorporation of PFSweb, Inc.

3.1.3(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.2(1)	Amended and Restated By-Laws

3.2.1(3)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.

4.1 (6)	Amendment No. 2 to Rights Agreement, dated as of May 24, 2010 between the Company and Mellon Investor Services LLC, as successor to ChaseMellon Shareholder Services, L.L.C., as rights agent.

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended December, 31, 2005 filed on March 31, 2006.

(3)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 13, 2007.

(4)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 2, 2008.

(5)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 14, 2009.

(6)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 25, 2010.

*	Filed Herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 16, 2010

PFSweb, Inc.
By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer, Chief Accounting Officer, Executive Vice President