Form 10-K
period 2010-12-31
PFSWEB INC
filed 2011-03-31
CIK 1095315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a Smaller reporting company)
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010 (based on the closing price as reported by the National Association of Securities Dealers Automated Quotation System) was $34,480,114.
     At March 28, 2011, there were 12,295,597 shares of the registrant’s Common Stock issued, $.001 par value.
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

     Unless otherwise indicated, all references to “PFSweb,” “the Company,” “we,” “us” and “our” refer to PFSweb, Inc., a Delaware corporation, and its subsidiaries; references to “PFS’ refer to our wholly-owned subsidiaries, Priority Fulfillment Services, Inc. PFS Canada and PFS Europe; and references to “Supplies Distributors” refer to our wholly-owned subsidiary Supplies Distributors, Inc. and its subsidiaries.

PART I
Item 1. Business
General
     PFSweb is an international business process outsourcing provider of end-to-end eCommerce solutions. PFSweb provides these solutions to major brand name companies seeking to optimize their supply chain and to enhance their traditional and online business channels and initiatives. We derive our revenues from a broad range of services as we process individual business transactions on our clients’ behalf. Marketed as PFSweb’s End2End eCommerce® solution, the services we offer are organized into the following categories:
•	Digital Marketing

•	eCommerce Technologies

•	Order Management

•	Customer Care

•	Logistics and Fulfillment

•	Financial Management

•	Professional Consulting
     Our solutions support both direct-to-consumer (“DTC”) and business-to-business (“B2B”) sales channels. The majority of our clients are the merchants of record for the orders we process through our infrastructure on their behalf. For these clients, we do not own the inventory or the resulting accounts receivable, but provide management services for these client-owned assets.
     For some of our clients, we are the merchant of record for the orders we process through our infrastructure on their behalf. Under these arrangements, we either record product revenue or a net sale, own the accounts receivable and inventory and we may be paid for all or a portion of our services through the resulting profit margin. In some cases, we purchase the inventory as the product is delivered to our facility. In other situations, the client retains ownership of inventory in our facility and we purchase the inventory immediately prior to each individual customer sales transaction. In all cases, we seek inventory financing from our clients in the form of extended terms, working capital programs or marketing funds to help offset the working capital requirements that follow accounts receivable and inventory ownership.
     We are headquartered in Plano, Texas where our executive and administrative offices and our primary technology operations and hosting facilities are located. We operate state-of-the-art call centers from our U.S. facilities located in Plano, Texas, and Memphis, Tennessee, and from our international facilities located in Markham, Ontario, Canada, Liège, Belgium and Manila, Philippines. We lease or manage warehouse facilities of approximately 1.3 million square feet, many containing highly automated and state of the art material handling and communications equipment, in Memphis, Tennessee, Southaven, Mississippi, Grapevine, Texas, Markham, Ontario, Canada and Liège, Belgium, allowing us to provide global distribution solutions.
Recent Events
     In February 2011 we sold substantially all of the inventory and certain intangible assets of our eCOST.com® business unit, a multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise, for a cash purchase price of $2.3 million (before expenses of approximately $0.2 million) and the assumption by the purchaser of certain limited liabilities of eCOST. The purchase price represents approximately $1 million for inventory and the balance for the intangible assets. In connection with the closing of this business unit, we currently expect to incur exit costs of approximately $0.2 million to $0.4 million related to employee termination costs and excess property and equipment and may incur additional costs, including excess facility costs. In the fourth quarter of 2010, we have recorded a non-cash goodwill impairment charge of approximately $2.8 million. For all periods presented, we have classified the operating results of our former online discount retailer segment as discontinued operations. Unless otherwise indicated, the following description of our business refers only to our continuing operations. See Note 12, Discontinued Operations, of “Notes to Consolidated Financial Statements” for additional information. In conjunction with this sale, we renamed our eCOST.com subsidiary in February 2011. The newly named subsidiary, PFSweb Retail Connect, Inc., will service certain of our client relationships on an ongoing basis.

PFSWEB’S END2END ECOMMERCE® SERVICES
     PFSweb serves as the “brand behind the brand”® for companies seeking to increase efficiencies, enter new markets or launch optimized sales channels. As an eCommerce and business process outsourcer, we offer scalable and cost-effective solutions for brand manufacturers, online retailers, and distributors across a wide range of industry segments. We provide our clients with seamless and transparent solutions to support their business strategies, allowing them to focus on their core competencies. Leveraging PFSweb’s technology, expertise and proven methodologies, we enable client organizations to develop and deploy new products and implement new business strategies or address new distribution channels rapidly and efficiently through our optimized solutions. Our clients engage us both as a consulting partner to assist them in the design of a business solution as well as a virtual and physical infrastructure partner providing the mission critical operations required to build and manage their business solution. Together, we not only help our clients define new ways of doing business, but also provide them the technology, physical infrastructure and professional resources necessary to quickly implement this business model. We allow our clients to quickly and dramatically change how they “go-to-market.”
     Each client has a unique business model and unique strategic objectives that often requires highly customized solutions. PFSweb supports clients in a wide array of industries including fashion apparel and accessories, fragrance and beauty products, consumer packaged goods, home furnishings and housewares, consumer electronics, office technology and network connectivity products and aviation spare parts. These clients turn to PFSweb for help in addressing a variety of business issues that include eCommerce, customer satisfaction and retention, time-definite logistics, vendor managed inventory and integration, supply chain compression, cost model realignments, transportation management and international expansion, among others. We also act as a constructive agent of change, providing clients the ability to alter their current distribution model, establish direct relationships with end-customers, and reduce the overall time and costs associated with existing distribution channel strategies. Our clients are seeking solutions that will provide them with dynamic supply chain and multi-channel marketing efficiencies, while ultimately delivering a world-class customer service experience.
     Our value proposition is to become a seamless, well integrated extension of our clients’ enterprises by delivering superior solutions that drive optimal customer experiences. On behalf of the brands we serve, we wish to increase and enhance sales and market growth, bolster customer satisfaction and customer retention, and drive costs out of the business through operations and technology related efficiencies. As both a virtual and a physical infrastructure for our clients’ businesses, we embrace their brand values and strategic objectives. By utilizing our services, our clients are able to:
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
     Improve the Customer Experience. We enable our clients to provide their customers with a high-touch, positive buying experience thereby maintaining and promoting brand loyalty. Through our use of advanced technology, we can respond directly to customer inquiries by e-mail, voice or data communication and assist them with online ordering and product information. We believe we offer our clients a “world-class” level of service, including 24-hour, seven-days-a-week, Web-enabled customer care service centers, detailed Customer Relationship Management (“CRM”) reporting and exceptional order accuracy. We have significant experience in the development of eCommerce storefronts that allows us to recommend features and functions that are easily navigated and understood by our client’s customers. Our technology platform is designed to ensure high levels of reliability and fast response times for our clients’ customers. Because of our technology, our clients benefit from being able to offer the latest in customer communication and response conveniences to their customers.
     Minimize Investment and Improve Operating Efficiencies. One of the most significant benefits outsourcing provides is the ability to transform fixed costs into variable costs. By eliminating the need to invest in a fixed capital infrastructure, our clients’ costs typically become directly correlated with volume increases or declines. Further, as volume increases drive the demand for greater infrastructure or capacity, we are able to quickly deploy additional resources. We provide services to multiple clients, which enables us to offer our clients economies of scale, and resulting cost efficiency, that they may not have been able to obtain on their own. Additionally, because of the large number of daily transactions we process, we have been able to justify investments in levels of automation, security surveillance, quality control processes and transportation carrier interfaces that are typically outside the scale of investment that our clients might be able to cost justify on their own. These additional capabilities can provide our clients the benefits of enhanced operating performance and efficiency, reduced inventory shrinkage, and expanded customer service options.
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
     We believe our highest value proposition is achieved when our clients engage our full suite of services from all of the categories included in PFSweb’s End2End eCommerce® solution. However, we provide our clients with the opportunity to customize their solution by selecting only certain services from our offering in à la carte fashion. We believe this flexibility and willingness to create a customized solution for each client differentiates us from our competition.
Digital Marketing Services
     Our team has extensive experience partnering with our clients to help grow their business. We have expertise in developing strategies to attract new customers, converting website visitors into actual buyers, and nurturing the relationships with current customers to increase their lifetime value. We achieve this through the following services:
     Search Engine Optimization (SEO). We combine knowledge of SEO best practices with a detailed knowledge of the technology platform to maximize the programs’ performance. Our subject matter experts achieve measurable results by using best-of-breed on-site page optimization tactics, internal-linking strategies, back-linking strategies, and back-link building. We provide both the strategies and the implementation to achieve top rankings in the search engines, increase visibility of the brand and drive sales results.
     Pay-Per-Click. We go beyond buying keywords. In addition to bid management we provide effective copywriting as well as landing page recommendations, optimization, and creation to increase conversion. Our strategic search engine marketing approach is proven to drive incremental traffic, increase conversion, and lower ad spend.
     Affiliate Marketing. We find the best affiliate partners that fit the brands, implement the program, and manage the ongoing relationships. We develop strategies for the programs and nurture the affiliate partnerships to ensure relevant traffic is driven to the website to convert into sales.
     Comparison Shopping Engines. We have experience creating and managing comparison shopping feeds that will increase brand visibility in a competitive landscape while driving sales. We use the comparison shopping engine channel to enhance the search engine marketing initiatives and power mobile applications.
     Merchandising. We combine industry expertise with best-in-breed technology to increase conversion and increase average order size. Our team of experts offers services in on-site merchandising, recommendations, personalization, on-site search, and promotion management and support.
     Web Analytics. All of our interactive marketing services are data driven; we look at how the various channels are performing and determine where investments need to be made. We turn data into knowledge and offer insight into the customers’ behavior and create strategies to provide actionable results.
     Customer Experience. We determine how to optimize the website to engage the customers with the brand, drive sales conversion, and offer an ideal customer shopping experience. Our team makes it their focus to understand the customer’s needs and offer site usability assessments that will improve the customer experience, enhance the brand and support revenue goals.
     Email Marketing. We provide a world class email platform to create and send dynamic 1-to-1 emails to achieve exceptional business results. We provide email delivery services to ensure email is reaching the inbox and have proven methodologies to test content, design, and subject lines, as well as drive email strategy to engage customers and increase revenue.
     Social Media. Our customer-centric approach focuses on customer service first. We have the tools to disposition customer comments, posts, replies, hash tags, etc. We also have the staff to support the strategy and ongoing management of our client’s social initiatives. We provide strategies to drive traffic and sales to client websites or on Facebook.
eCommerce Technology Services
     Direct-to-Consumer eCommerce. PFSweb’s End2End eCommerce® solution for the DTC online channel features Demandware eCommerce, a leading Software-as-a-Service (“SaaS”) eCommerce platform. We have fully integrated Demandware with the rest of our world-class technology platform including other best-of-breed technology partners to create a PFSweb reference application that provides our clients with a very high-function DTC online store out-of-the-box. We are able to use the PFSweb reference application as a starting point to very quickly create a completely customized online store for our DTC clients. Designed specifically for DTC brands, our comprehensive offering redefines end-to-end eCommerce by enabling retailers and branded consumer goods manufacturers with the ability to employ a total outsourcing solution customized to their particular eCommerce strategy, without the loss of site or brand control associated with earlier end-to-end outsourcing solutions.
     Business-to-Business eCommerce. PFSweb’s End2End eCommerce® solution for the B2B online channel features our GlobalMerchant Commerceware® service that provides a complete eCommerce website solution for our B2B clients. We engage collaboratively with our clients to design, build, host, and manage fully branded, fully customized and fully integrated eCommerce web applications for B2B channels. We offer a broad range of hosting and support plans that can be tailored to fit the needs of each client. Utilizing Microsoft’s.NET Technologies and our proprietary GlobalMerchant Commerceware platform, we maintain a robust hosting environment for our hosted client B2B web sites.
Order Management Services
     Order Management Interfaces. Our order management technology solutions provide us and our clients with interfaces that allow for real-time information retrieval, including information on inventory, sales orders, shipments, delivery, purchase orders, warehouse receipts, customer history, accounts receivable and credit lines. These solutions are seamlessly integrated with our web-enabled customer contact centers, allowing for the processing of orders through shopping cart, phone, fax, mail, email, web chat, and other order receipt methods. As the information backbone for our total supply chain solution, order management services can be used on a stand-alone basis or in conjunction with our other business infrastructure offerings, including customer contact, financial or distribution services. In addition, for the B2B market, our technology platform provides a variety of order receipt methods that facilitate commerce within various stages of the supply chain. Our systems provide the ability for both our clients and their customers to track the status of orders at any time. Our services are transparent to our clients’ customers and are seamlessly integrated with our clients’ internal systems platforms and web sites. By synchronizing these activities, we can capture and provide critical customer information, including:
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
     Technology Collaboration. We have created a suite of technology services that enable buyers and suppliers to fully automate their business transactions within their supply chain using the order management interfaces. Our collaboration technologies operate in an open systems environment and feature the use of industry-standard XML and SOA web services, enabling customized eCommerce solutions with minimal changes to a client’s systems or our Enterprise Resource Planning (“ERP”) systems. The result is a faster implementation process. We also support information exchange methods such as FTP, EDI, MQ Series, ALE, HTTP, and HTTPS.
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
Customer Care Services
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
     Customer Order Assistance. An important feature of evolving commerce is the ability for the customer to speak with a live customer service representative. Our experience has been that a majority of consumers tell us they visited the web location for information, but not all of those consumers chose to place their order online. Our customer care services utilize features that integrate voice, e-mail, standard mail, data and Internet chat communications to respond to and handle customer inquiries. Our customer care representatives answer various questions, acting as virtual representatives of our client’s organization, regarding order status, shipping, billing, returns and product information and availability as well as a variety of other questions. For certain clients, we handle Level I and Level II technical support. Level I technical support involves assisting clients’ customers with basic technical issues, i.e. computer application issues. Level II support may involve a more in-depth question and answer session with the customer. Our web-enabled customer care technology identifies each customer contact automatically and routes it to the available customer care representative who is individually trained in the client’s business and products.
     Our web-enabled customer care centers are designed so that our customer care representatives can handle several different clients and products in a shared environment, thereby creating economy of scale benefits for our clients as well as highly customized dedicated support models that provide the ultimate customer experience and brand reinforcement. Our advanced technology also enables our representatives to up-sell, cross-sell and inform customers of other products and sales opportunities. The web-enabled customer care center is fully integrated into the data management and order processing system, allowing full visibility into customer history and customer trends. Through this fully integrated system, we are able to provide a complete customer care solution.
     Customer Self-Help. With the need for efficiency and cost optimization for many of our clients, we have integrated interactive voice response (“IVR”) as another option for customer contacts. IVR creates an “electronic workforce” with virtual agents that can assist customers with vital information at any time of the day or night. IVR allows for our clients’ customers to deal interactively with our system to handle basic customer inquiries, such as account balance, order status, shipment status, catalog requests, product and price inquiries, and routine order entry for established customers. The inclusion of IVR in our service offering allows us to offer a cost effective way to handle high volume, low complexity calls.
Logistics and Fulfillment Services
     Advanced Distribution Facilities and Infrastructure. An integral part of our solution is the warehousing and distribution of inventory either owned by our clients or owned by us. We currently have approximately 1.3 million square feet of leased or managed warehouse space domestically and internationally to store and process our and our clients’ inventory. We receive inventory in our distribution centers, verify shipment accuracy, unpack and audit packages (a process that includes spot-checking a percentage of the inventory to validate piece counts and check for damages that may have occurred during shipping, loading and unloading). Upon request, we inspect for other damages or defects, which may include checking fabric, stitching and zippers for soft goods, or ‘testing’ power-up capabilities for electronic items as well as product specifications. We generally stock for sale within one business day of unloading. On behalf of our clients, we pick, pack and ship their customer orders and can provide customized packaging, capabilities of high volume shrink packaging, inserts and promotional literature for distribution with customer orders. For many clients, we provide gift-wrapping services including customized gift-wrapping paper, ribbon, gift-box and gift-messaging.
     Our distribution facilities contain computerized sortation equipment, highly mobile pick-to-light carts, powered material handling equipment, scanning and bar-coding systems and automated conveyors and in-line scales. Our distribution complexes include several advanced technology enhancements, such as radio frequency technology in product receiving processing to ensure accuracy, as well as an automated package routing and a pick-to-light paperless order fulfillment system. Our advanced distribution systems provide us with the capability to warehouse an extensive number of stock keeping units (SKUs), ranging from large high-end laser printers to small cosmetic compacts. Our facilities are flexibly configured to process B2B and single pick DTC orders from the same central location.
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
     We are able to take advantage of a variety of shipping and delivery options, which range from next day service to zone skipping to optimize transportation costs. Our facilities and systems are equipped with multi-carrier functionality, allowing us to integrate with all leading package carriers and provide a comprehensive freight and transportation management offering. In addition, an increasingly important service we provide is reverse logistics management. We offer a wide array of product return services, including issuing return authorizations, receipt of product, crediting customer accounts and disposition of returned product.
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
     Facility Operations and Management. Our facilities management service offering includes distribution facility design and optimization, business process reengineering and ongoing staffing and management. Along with our operations in Mississippi and Tennessee, we also manage an aircraft parts distribution center in Grapevine, TX on behalf of one of our clients. Our expertise in supply chain management, logistics and customer-centric fulfillment operations extends through our management of client-owned facilities, resulting in cost reductions, process improvements and technology-driven efficiencies.
     Kitting and Assembly Services. Our expanded kitting and assembly services enable our clients to reduce the time and costs associated with managing multiple suppliers, warehousing hubs, and light manufacturing partners. As a single source provider, we provide the advantage of convenience, accountability and speed. Our comprehensive kitting and assembly services provide a quality one-stop resource for any international channel. Our kitting and assembly services include light assembly, specialized kitting and supplier-consigned inventory hub either in our distribution facilities or co-located elsewhere. We also offer customized light manufacturing and supplier relationship management (“SRM”).
     We will work with clients to re-sequence certain supply chain activities to aid in an inventory postponement strategy. We can provide kitting and assembly services and build-to-stock thousands of units daily to stock in a Just-in-Time (“JIT”) environment. This service, for example, can entail the procurement of packaging materials including retail boxes, foam inserts and anti-static bags. These raw material components would be shipped to us from domestic or overseas manufacturers, and we will build the finished SKUs to stock for the client. Also included is the custom configuration of high-end printers and servers. This strategy allows manufacturers to make a smaller investment in base unit inventory while meeting changing customer demand for highly customizable products.
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
     Kitting and inventory hub services enable clients to collapse supply chains into the minimal steps necessary to prepare product for distribution to any channel, including wholesale, mass merchant retail, or direct to consumer. Clients no longer have to employ multiple providers or require suppliers to consign multiple inventory caches for each channel. We offer our clients the opportunity to consolidate operations from a channel standpoint, as well as from a geographic perspective. Our integrated, global information systems and international locations support business needs worldwide.
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
Financial Management Services
     Our financial services are divided into two major areas: 1) billing, credit, collection and cash application services for B2B clients and 2) fraud review, chargeback management and processing and settlement credit card services for DTC clients.
     Business-to-Business Financial Management. For B2B clients, we offer full-service accounts receivable management and collection capabilities, including the ability to generate customized computer-generated invoices in our clients’ names. We assist clients in reducing accounts receivable and days sales outstanding, while minimizing costs associated with maintaining an in-house collections staff. We offer electronic credit services in the format of EDI and XML communications direct from our clients to their vendors, suppliers and retailers.

     Direct-to-Consumer Financial Management. For DTC clients, we offer secure credit card processing related services for orders made via a client web site or through our customer contact center. We offer manual credit card order review as an additional level of fraud protection. We also calculate sales taxes, goods and services taxes or value added taxes, if applicable, for numerous taxing authorities and on a variety of products. Using third-party leading-edge fraud protection services and risk management systems, we can offer high levels of security and reduce the level of risk for client transactions.
Professional Consulting Services
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
SELLER SERVICES FINANCIAL MODELS
Enablement Financial Model
     We refer to the standard PFS seller services financial model as the “Enablement” model. In this model, our clients own the inventory and are the merchants of record and engage us to provide various business outsourcing services in support of their business operations. We provide ecommerce website services, inventory and order management, customer service, payment processing, and operations reports such as product sales, sales tax, and inventory management reports. In this model, we provide infrastructure and services and the clients are responsible for all financial operations and reporting related to the sales transactions.
     The Enablement model should generate net margins for our clients consistent with other retailers in our clients’ product category and the bottom line financial results for our clients should be similar to other retailers in their space. Service fee revenues in this model will be reported in our traditional PFSweb service fee segment.
Agent (Flash) Financial Model
     As an additional service, we offer an “Agent” model, or “Flash” model, in which our clients maintain ownership of the product inventory stored at PFSweb as in the Enablement model. When a customer orders the product from our client, a “flash” sale transaction passes product ownership of each order to a PFSweb subsidiary that, in turn, immediately re-sells the product to the customer. The “flash” change in ownership establishes the PFSweb subsidiary as the merchant of record. This enables us to use our existing merchant infrastructure to process sales to end customers, removing the need for clients to establish these business processes internally, but permitting clients to control the sales process to end customers. We accumulate the inventory ownership transactions and settle them with clients on a mutually agreed upon schedule.
     The costs of many of PFSweb services normally billed on a transaction basis under the Enablement model as well as certain administrative fees and credit risks are covered by the selling margin under the Agent model. The bottom line financial results for our clients should be similar to the Enablement model. In this model, the selling margin for product sales will typically be reported in our traditional PFSweb service fee segment although in certain situations the product revenues will be reported in our PFSweb Retail and Business Connect segment.

Retail Financial Model
     In addition to the Enablement and the Agent models, we also offer a “Retail” model. Under the Retail model, a PFSweb subsidiary purchases inventory from the client just as any other client reseller partner. In the Retail model, we place the initial and replenishment purchase orders with the client and take ownership of the product upon delivery to our facility.
     Because we are the product owner as well as the merchant of record, we work closely with the client to plan sales and promotional activities. Under the Retail model, depending upon the product category and sales characteristics, we may require the client to provide product price protection as well as product purchase payment terms, right of return, and obsolescence protection appropriate to the product sales profile. Since we purchase and own the inventory and accounts receivable, this business model requires significant working capital requirements for which we have senior credit facilities.
     The costs of all standard PFSweb services normally billed on a transaction basis under the Enablement model as well as certain credit risks may be covered by the selling margin under the Retail model arrangement. The bottom line financial results for our client should be similar to the financial benefits from the retail channel although unlike the traditional retail channel, our client controls the presentation and branding of the web site and owns all the customer data from the eCommerce activities.
     We currently provide the Retail model for a portion of our Procter & Gamble engagement for DTC sales through the P&G eStore. In addition, we use our Retail model to enable our Supplies Distributors subsidiary to serve as a global master distributor for Ricoh Infoprint Solutions (“IPS”) printer supplies. In this model, the product revenues will be reported in our PFSweb Retail and Business Connect segment.
INDUSTRY INFORMATION AND COMPETITIVE LANDSCAPE
Industry Overview
     Business activities in the public and private sectors continue to operate in an environment of rapid technological advancement, increasing competition and continuous pressure to improve operating and supply chain efficiency while decreasing costs. We currently see the following trends within the industry:
•	Manufacturers strive to restructure their supply chains to maximize efficiency and reduce costs in both B2B and DTC markets and to create a variable-cost supply chain able to support the multiple, unique needs of each of their initiatives, including traditional and electronic commerce.

•	Companies in a variety of industries seek outsourcing as a method to address one or more business functions that are not within their core business competencies, to reduce operating costs or to improve the speed or cost of implementation.
Supply Chain Management Trend
     As companies maintain focus on improving their businesses and balance sheet financial ratios, significant efforts and investments continue to be made identifying ways to maximize supply chain efficiency and extend supply chain processes. Working capital financing, vendor managed inventory, supply chain visibility software solutions, distribution channel skipping, direct to consumer eCommerce sales initiatives, and complex upstream supply chain collaborative technology are products that manufacturers seek to help them achieve greater supply chain efficiency.
     A key business challenge facing many manufacturers and retailers as they evaluate their supply chain efficiency is in determining how the trend toward increased direct-to-customer business activity will impact their traditional B2B and DTC commerce business models. Order management and small package fulfillment and distribution capabilities are becoming increasingly important processes as this trend evolves. We believe manufacturers will look to outsource their non-core competency functions to support this modified business model. We believe that companies will continue to strategically plan for the impact that eCommerce and other new technology advancements will have on their traditional commerce business models and their existing technology and infrastructure capabilities.

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
     Although many of our competitors offer one or more of our services, we believe our primary competitive advantage is our ability to offer a wide array of customized services marketed as PFSweb’s End2End eCommerce® services, thereby eliminating any need for our clients to coordinate these services from many different providers. We believe we can differentiate ourselves by offering our clients a very broad range of eCommerce and business process services that address, in many cases, the entire value chain, from demand to delivery.
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
COMPANY INFORMATION
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
     IPS (printer supplies in several geographic areas), Xerox (printers and printer supplies), Roots Canada LTD. (apparel), Hawker Beechcraft Corp. (facilities management and time-definite logistics supporting parts distribution), Riverbed Technologies (technology products), LEGO Brand Retail (toys), Liz Claiborne brands (fashion apparel and accessories), P&G (consumer products), AAFES (military exchange service) among many others.
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
     Many internal infrastructures are not sufficient to support the explosive growth in e-business, e-marketplaces, supply chain compression, distribution channel realignment and the corresponding demand for real-time information necessary for strategic decision-making and product fulfillment. To address this need, we have created PFSweb’s End2End eCommerce® platform to enable companies with little or no eCommerce infrastructure to speed their time to market and minimize resource investment and risk, and allows all companies involved to improve the efficiency of their supply chain.
     Using the various components of our collaboration technology suite, we can assist our clients in easily integrating their web sites or ERP systems to our systems for real-time web service enabled transaction processing without regard for their hardware platform or operating system. This high-level of systems integration allows our clients to automatically process orders, customer data and other eCommerce information. We also can track information sent to us by the client as it moves through our systems in the same manner a carrier would track a package throughout the delivery process. Our systems enable us to track, at a detailed level, information received, transmission timing, any errors or special processing required and information sent back to the client.
     We provide technology interfaces to our back-office applications including our customized Oracle J.D. Edwards order management and fulfillment application. We utilize Gentran Integration Suite™ (“GIS”) as our technology platform for Enterprise Application Integration with our clients and client’s trading partners. With GIS, we have greatly increased our ability to quickly design and deploy customized B2B and DTC eCommerce solutions for our clients by utilizing a robust business process modeling tool and a highly scalable operating infrastructure. This platform facilitates the efficient and secure exchange of electronic business transactions/documents in a wide variety of formats (i.e. XML, X.12 EDI, delimited text, IDOCS) and communication protocols (i.e. FTP/SFTP, AS2/HTTP/HTTPS, AS1 SMTP, MQ Series and SOA Web Services).
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
Employees
     As of December 31, 2010, we had approximately 1,100 employees, of which approximately 900 were located in the United States. We have never suffered an interruption of business as a result of a labor dispute. We consider our relationship with our employees to be good. In the U.S., Canada and Philippines, we are not a party to any collective bargaining agreements and while our European subsidiaries are not a party to a collective-bargaining agreement, they are required to comply with certain rules mentioned in collective bargaining agreements agreed upon by representatives of their industry (logistics) and unions.
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

General Risks Related to Our Business
Our business and future growth depend on our continued access to bank and commercial financing. An uncertain or recessed economy may negatively impact our business, results of operations, financial condition or liquidity.
     During the past several years, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States and foreign governments. An uncertain or recessed economy could also adversely impact our customers’ operations or ability to maintain liquidity, which may negatively impact our business and results of operations.
     Our business and future growth currently depend on our ability to access bank and commercial lines of credit. We currently depend on an aggregate of approximately $108 million in line of credit facilities provided by various banks and commercial lenders. These lines of credit currently mature at various dates through March 2014 and are secured by substantially all our assets. Our ability to renew our line of credit facilities depends upon various factors, including the availability of bank loans and commercial credit in general, as well as our financial condition and prospects. Therefore, we cannot guarantee that these credit facilities will continue to be available beyond their current maturities on reasonable terms or at all. Our inability to renew or replace our credit facilities or find alternative financing would materially adversely affect our business, financial condition, operating results and cash flow.
Our clients and customers may be unable to pay us for our products and services
     Our clients and customers include some companies that may from time to time encounter financial difficulties, especially in light of the current economic environment and the turmoil in the credit markets. If a client’s or customer’s financial difficulties become severe, they may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. The bankruptcy of a client or customer with a substantial account receivable could have a material adverse effect on our financial condition and results of operations. In addition, if a client or customer declares bankruptcy after paying us certain invoices, a court may determine that we are not properly entitled to that payment and may require repayment of some or all of the amounts we received, which could adversely affect our financial condition and results of operations.
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
     We prepare our financial statements to conform to United States generally accepted accounting principles, or GAAP. GAAP is subject to interpretation by the Financial Accounting Standards Board, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may even affect our reporting of transactions that were completed before a change is announced. Accounting rules affecting many aspects of our business, including rules relating to accounting for revenue recognition, arrangements involving multiple deliverables and operating leases, have recently been revised or are currently under review. Changes to those rules or current interpretation of those rules may have a material adverse effect on our reported financial results or on the way we conduct our business.
We operate with significant levels of indebtedness and are required to comply with certain financial and non-financial covenants; we are required to maintain a minimum level of subordinated loans to our subsidiary

Supplies Distributors; and we have guaranteed certain indebtedness and obligations of our subsidiaries Supplies Distributors and eCOST.
     As of December 31, 2010, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of IPS product inventory, was approximately $48.2 million. Certain of the credit facilities have maturity dates in calendar year 2012, but are classified as current liabilities in our consolidated financial statements given the underlying nature of the credit facility. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. Any non-renewal or any default under any of our credit facilities would have a material adverse impact upon our business and financial condition. In addition we have provided $4.3 million of subordinated indebtedness to Supplies Distributors as of December 31, 2010. The maximum level of this subordinated indebtedness to Supplies Distributors that may be provided without approval from our lenders is $5.0 million. The restrictions on increasing this amount without lender approval may limit our ability to comply with certain loan covenants or further grow and develop Supplies Distributors’ business. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so. We have also guaranteed our subsidiary eCOST’s $7.5 million credit line, as well as certain of its vendor trade payables.
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
     We currently operate a distribution center in Liège, Belgium with approximately 150,000 square feet and a distribution center in Markham, Ontario, Canada with approximately 23,000 square feet. We also operate a facility in the Philippines with approximately 7,000 square feet to provide call center and customer service functions and technical support. We cannot assure you that we will be successful in expanding in these or any additional international markets. In addition to the uncertainty regarding our ability to generate revenue from foreign operations and expand our international presence, there are risks inherent in doing business internationally, including:
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
     Based on the current requirements, and our public float, we are not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act to obtain a report by our independent auditors opining on the effectiveness of our internal controls over financial reporting. If we fail to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fail to prevent fraud, current and potential shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.
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
     We operate a majority of our distribution facilities in and around the Memphis, Tennessee area and our call center operations are centered in Plano, Texas. Any natural disaster or other serious disruption to these facilities due to fire, tornado, flood or any other cause would substantially disrupt our operations and would impair our ability to adequately service our customers. In addition, we could incur significantly higher costs during the time it takes for us to reopen or replace any one or more of these facilities, which may or may not be reimbursed by insurance. As a result, disruption at one or more of these facilities could adversely affect our profitability.
We may be a party to litigation involving our eCommerce intellectual property rights. If third parties claim we are infringing their intellectual property rights, we could incur significant litigation costs, be required to pay damages, or change our business or incur licensing expenses.
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
A breach of our eCommerce security measures could reduce demand for our services. Credit card fraud and other fraud could adversely affect our business.
     A requirement of the continued growth of eCommerce is the secure transmission of confidential information over public networks. A party who is able to circumvent our security measures could misappropriate proprietary information or interrupt our operations. Any compromise or elimination of our security could reduce demand for our services.
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
Specific Risks Related to Our Business Process Outsourcing Business
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
We subcontract a portion of our client services to third parties, and we are subject to various risks and liabilities if such subcontractors do not provide the subcontracted services or provide them in a manner that does not meet required service levels.
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
     For fiscal year 2010, four clients represented approximately 33% of our service fee revenue (excluding pass-through revenue). The loss of any one or more of these clients may have a material adverse effect upon our business and financial condition.
     The majority of our Supplies Distributors product revenue is generated by sales of product purchased under master distributor agreements with InfoPrint Solutions Company (“IPS”). These agreements are terminable at will and no assurance can be given that IPS will continue the master distributor agreements with Supplies Distributors. Supplies Distributors does not have its own sales force and relies upon IPS’s sales force and product demand generation activities for its sale of IPS product. Discontinuance of such activities would have a material adverse effect on Supplies Distributors’ business and our overall financial condition.
     Sales by Supplies Distributors to three customers in the aggregate accounted for approximately 37% and 40% of Supplies Distributors’ total product revenue for each of the years ended December 31, 2010 and 2009, respectively (24% and 27% of our consolidated net revenues for the years ended December 31, 2010 and 2009, respectively). The loss of any one or more of such customers, or non-payment of any material amount by these or any other customer, would have a material adverse effect upon Supplies Distributors’ business.
Our operating results are materially impacted by our client mix and the seasonality of their business.
     Our business is materially impacted by our client mix and the seasonality of their business. Based upon our current client mix and their current projected business volumes, we anticipate our revenue will be at its lowest in the first quarter of our fiscal year and at its highest in the fourth quarter of our fiscal year. We are unable to predict how the seasonality of future clients’ business may affect our quarterly revenue and whether the seasonality may change due to modifications to a client’s business. As such, we believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.
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
     To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our services and the underlying network infrastructure. If we are unable to adapt to changing market conditions, client requirements or emerging industry standards, our business could be adversely affected. The internet and eCommerce environments are characterized by rapid technological change, changes in user requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our technology and systems obsolete. Our success will depend, in part, on our ability to both internally develop and license leading technologies to enhance our existing services and develop new services. We must continue to address the increasingly sophisticated and varied needs of our clients and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of proprietary technology involves significant technical and business risks. We may fail to develop new technologies effectively or to adapt our proprietary technology and systems to client requirements or emerging industry standards.
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
     As of December 31, 2010, we have an aggregate of 2.3 million stock options outstanding to employees, directors and others with a weighted average exercise price of $4.28 per share. The shares of common stock that may be issued upon exercise of these options may be resold into the public market. Sales of substantial amounts of common stock in the public market as a result of the exercise of these options, or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
     Our headquarters are located in Plano, Texas, a Dallas suburb.
     In the U.S., we operate a distribution facility in Memphis, Tennessee, with aggregate space of more than 440,000 square feet. We also operate approximately 435,000 square feet of distribution facility in Southaven, Mississippi. Both of these facilities are located approximately five miles from the Memphis International Airport. We also manage a distribution facility in Grapevine, Texas with approximately 200,000 square feet.
     We operate a distribution center in Liège, Belgium with approximately 150,000 square feet, which contains advanced distribution systems and equipment. We operate a distribution center in Markham, Ontario, Canada with approximately 23,000 square feet. We also operate a facility in the Philippines with approximately 7,000 square feet to provide call center and customer service functions and technical support. We operate customer service centers in our facilities in Tennessee, Texas, Belgium, Markham, Canada and the Philippines. Our call center technology permits the automatic routing of calls to available customer service representatives in several of our call centers.
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

	Price
	High	Low
Year Ended December 31, 2009 First Quarter	$1.90	$0.70
Second Quarter	$1.74	$0.90
Third Quarter	$1.90	$1.11
Fourth Quarter	$1.83	$1.22
Year Ended December 31, 2010 First Quarter	$4.70	$1.48
Second Quarter	$5.23	$2.73
Third Quarter	$3.57	$2.21
Fourth Quarter	$4.19	$3.05
     As of March 7, 2011, there were approximately 4,400 shareholders of which approximately 125 were record holders of the common stock.
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
     The following table summarizes information with respect to equity compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2010:

	Number of
	securities to be
	issued upon	Weighted-average	Number of
	exercise of	exercise price of	securities
	outstanding options	outstanding options	remaining available
Plan category (1)	and warrants	and warrants	for future issuance
Equity compensation plans approved by security holders	2,193,673	$4.28	845,443
Equity compensation plans not approved by security holders	88,719	$4.28	—

Total	2,282,392		845,443

(1)	See Note 5 to the Consolidated Financial Statements for more detailed information regarding the Company’s equity compensation plans.
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

•	The impact of forward looking statements;

•	Our financial structure, including our historical financial presentation;

•	Our results of operations for the previous two years;

•	Certain of our relationships with our subsidiaries;

•	Our liquidity and capital resources;

•	The impact of seasonality, inflation and recently issued accounting standards on our financial statements; and

•	Our critical accounting policies and estimates.
Forward-Looking Information
     We have made forward-looking statements in this Report on Form 10-K. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “seek,” “strive,” “believe,” “expect,” “anticipate,” “predict,” “potential,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “target” and “estimate” or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to the Risk Factors set forth above or elsewhere in this Report on Form 10-K, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:
•	our ability to retain and expand relationships with existing clients and attract and implement new clients;

•	our reliance on the fees generated by the transaction volume or product sales of our clients;

•	our reliance on our clients’ projections or transaction volume or product sales;

•	our dependence upon our agreements with International Business Machines Corporation (“IBM”) and InfoPrint Solutions Company (“IPS”);

•	our dependence upon our agreements with our major clients;

•	our client mix, their business volumes and the seasonality of their business;

•	our ability to finalize pending contracts;

•	the impact of strategic alliances and acquisitions;

•	trends in eCommerce, outsourcing, government regulation both foreign and domestic and the market for our services;

•	whether we can continue and manage growth;

•	increased competition;

•	our ability to generate more revenue and achieve sustainable profitability;

•	effects of changes in profit margins;

•	the customer and supplier concentration of our business;

•	the reliance on third-party subcontracted services;

•	the unknown effects of possible system failures and rapid changes in technology;

•	foreign currency risks and other risks of operating in foreign countries;

•	potential litigation;

•	our dependency on key personnel;

•	the impact of new accounting standards, and changes in existing accounting rules or the interpretations of those rules;

•	our ability to raise additional capital or obtain additional financing;

•	our ability and the ability of our subsidiaries to borrow under current financing arrangements and maintain compliance with debt covenants;

•	relationship with and our guarantees of certain of the liabilities and indebtedness of our subsidiaries; and

•	taxation on the sale of our products.
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
Overview
     We are an international business process outsourcing provider of end-to-end eCommerce solutions. We provide these solutions to major brand name companies seeking to optimize their supply chain and to enhance their traditional and online business channels and initiatives. We derive our revenues from providing a broad range of services as we process individual business transactions on our clients’ behalf using three different seller services financial models: 1) the Enablement model, 2) the Agent (or Flash) model and 3) the Retail model.
     We refer to the standard PFSweb seller services financial model as the Enablement model. In this model, our clients own the inventory and are the merchants of record and engage us to provide various business outsourcing services in support of their business operations. We derive our service fee revenues from a broad range of service offerings that include digital marketing, eCommerce technologies, order management, customer care, logistics and fulfillment, financial management and professional consulting. We offer our services as an integrated solution, which enables our clients to outsource their complete infrastructure needs to a single source and to focus on their core competencies. Our distribution services are conducted at warehouses we lease or manage. We currently provide infrastructure and distribution solutions to clients that operate in a range of vertical markets, including technology manufacturing, computer products, cosmetics, fragile goods, contemporary home furnishings, apparel, aviation, telecommunications, consumer electronics and consumer packaged goods, among others.
     In this model, we typically charge for our services on a cost-plus basis, a percent of shipped revenue basis or a per-transaction basis, such as a per-minute basis for web-enabled customer contact center services and a per-item basis for fulfillment services. Additional fees are billed for other services. We price our services based on a variety of factors, including the depth and complexity of the services provided, the amount of capital expenditures or systems customization required, the length of contract and other factors.
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
     As an additional service, we offer our second model, the Agent, or Flash, financial model, in which our clients maintain ownership of the product inventory stored at our locations as in the Enablement model. When a customer orders the product from our clients, a “flash” sale transaction passes product ownership to us for each order and we, in turn, immediately re-sell the product to the customer. The “flash” ownership exchange establishes us as the merchant of record, which enables us to use our existing merchant infrastructure to process sales to end customers, removing the need for the clients to establish these business processes internally, but permitting them to control the sales process to end customers. In this model, we record product revenue either on a gross or net basis depending on the underlying contract terms.
     Finally, our Retail model allows us to purchase inventory from the client just as any other client reseller partner. In this model, we place the initial and replenishment purchase orders with the client and take ownership of the product upon delivery to our facility. Consequently, in this model, we generate product revenue as we own the inventory and the accounts receivable arising from our product sales. Under the Retail model, depending upon the product category and sales characteristics, we may require the client to provide product price protection as well as product purchase payment terms, right of return, and obsolescence protection appropriate to the product sales profile. In this model we recognize product revenue for customer sales. Freight costs billed to customers are reflected as components of product revenue. This business model requires significant working capital requirements, for which we have credit available either through credit terms provided by our client or under senior credit facilities.
     In general, we provide the Enablement model through our PFS and Supplies Distributors subsidiaries, the Agent or Flash model through our PFS and Supplies Distributors subsidiaries and the Retail model through our Supplies Distributors subsidiaries and our PFSweb Retail Connect subsidiary (formerly eCOST.com).

     Growth is a key element to achieving our future goals, including achieving and maintaining sustainable profitability. Growth in our Enablement and Agent models is driven by two main elements: new client relationships and organic growth from existing clients. We focus our sales efforts on larger contracts with brand-name companies within two primary target markets, online brands and retailers and technology manufacturers, which, by nature, require a longer duration to close but also have the potential to be higher quality and longer duration engagements.
     Growth within our Retail model currently is primarily driven by our ability to attract new master distributor arrangements with IPS or other manufacturers and the sales and marketing efforts of the manufacturers and third party sales partners.
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
     Cost of product revenue —consists of the purchase price of product sold and freight costs, which are reduced by certain reimbursable expenses. These reimbursable expenses include pass-through customer marketing programs, direct costs incurred in passing on any price decreases offered by vendors to cover price protection and certain special bids, the cost of products provided to replace defective product returned by customers and certain other expenses as defined under the master distributor agreements.
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
     Selling, General and Administrative expenses — consist of expenses such as compensation and related expenses for sales and marketing staff, distribution costs (excluding freight) applicable to the Supplies Distributors business and the Retail model, executive, management and administrative personnel and other overhead costs, including certain occupancy and information technology costs and depreciation and amortization expenses.
     Monitoring and controlling our available cash balances and our expenses continues to be a primary focus. Our cash and liquidity positions are important components of our financing of both current operations and our targeted growth. To aid this, in May 2010, we completed a public offering of 2.3 million shares of our common stock that provided net proceeds of $7.3 million.

Results of Operations
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
     The results of operations related to the eCOST.com business unit that was sold in February 2011 have been reported as discontinued operations for both periods presented below. The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenue (in millions).

						% of Total
				Change		Revenue
	2010		2009	$	%	2010		2009
Revenues:
Product revenue, net	$174.6		$183.0	$(8.4)	(4.6)%	63.6%		68.3%
Service fee revenue	70.6		58.6	12.0	20.5%	25.7%		21.9%
Pass-through revenue	29.3		26.3	3.0	11.4%	10.7%		9.8%

Total net revenues	274.5		267.9	6.6	2.5%	100.0%		100.0%

Cost of Revenues
Cost of product revenue	162.5		168.8	(6.3)	(3.8)%	93.1	%(1)	92.3%
Cost of service fee revenue	51.1		41.9	9.2	22.1%	72.4	%(2)	71.5%
Pass-through cost of revenue	29.3		26.3	3.0	11.4%	100.0	%(3)	100.0%

Total cost of revenues	242.9		237.0	5.9	2.5%	88.5%		88.5%

Product revenue gross profit	12.1		14.2	(2.1)	(14.3)%	6.9	%(1)	7.7%
Service fee gross profit	19.5		16.7	2.8	16.6%	27.6	%(2)	28.5%
Pass-through gross profit	—		—	—

Total gross profit	31.6		30.9	0.7	2.4%	11.5%		11.5%
Selling, General and Administrative Expenses	33.6		34.3	(0.7)	(1.9)%	12.2%		12.8%

Loss from operations	(2.0)		(3.4)	1.4	41.5%	(0.7)%		(1.3)%
Interest expense, net	0.9		1.2	(0.3)	(20.6)%	0.3%		0.4%

Loss from continuing operations before income taxes	(2.9)		(4.6)	1.7	36.1%	(1.0)%		(1.7)%
Income tax expense, net	0.5		0.3	0.2	44.2%	0.2%		0.1%

Loss from continuing operations	(3.4)		(4.9)	1.5	30.9%	(1.2)%		(1.8)%
Income (loss) from discontinued operations, net of tax	(4.0	)(4)	0.3	(4.3)	(1262.3)%	(1.4)%		(0.1)%

Net loss	$(7.4)		$(4.6)	$(2.8)	(61.3)%	(2.6)%		(1.7)%

(1)	Represents the percent of Product revenue, net.

(2)	Represents the percent of Service fee revenue.

(3)	Represents the percent of Pass-through revenue.

(4)	Includes a $2.8 million goodwill impairment charge.
     Product Revenue, net. Product revenue of $174.6 million decreased $8.4 million, or 4.6% in 2010 as compared to the prior year. This decrease was primarily due to decreased sales volumes as a result of reduced IBM and IPS printer installations in certain categories as well as temporary inventory supply shortages resulting from our largest supplier in this segment transitioning to a new systems platform in 2010 and the negative impact of foreign exchange rates compared to the same period in the prior year. We currently expect our total 2011 annual product revenue to remain relatively stable as compared to 2010 levels.
     Service Fee Revenue. The increase in service fee revenue for the year ended December 31, 2010 was primarily due to the growth in existing clients as well as new client relationships that were added during 2009 and 2010, including incremental project work, partially offset by the non-renewal of certain service contract relationships, including the non-renewal of a U.S. government agency client relationship, which ended in early 2009. The change in service fee revenue, excluding pass-through revenue, is shown below ($ millions):

Year ended December 31, 2009	$58.6
New service contract relationships	10.3
Change in existing client service fees including clients implemented during 2009	10.1
Terminated clients not included in 2010 revenue	(8.4)

Year ended December 31, 2010	$70.6

     The service fee revenue for 2010 includes approximately $6.1 million of revenue generated from clients who terminated their contractual relationships with the Company during 2010. However, based on historical activity and current projection of existing clients, including new clients signed in 2010, net of the impact from the non-renewal of certain clients, we currently anticipate that 2011 service fee revenue will increase from 2010 service fee revenue levels.
     Cost of Product Revenue. Cost of product revenue decreased by $6.3 million, or 3.8%, to $162.5 million in 2010, primarily as a result of decreased product sales. The resulting gross profit margin was $12.1 million or 6.9% of product revenue for the year ended December 31, 2010 and $14.2 million or 7.7% of product revenue for 2009. The gross profit margin for 2010 and 2009 includes the impact of certain incremental gross margins earned on product sales; however, the impact of these amounts was higher in the 2009 period and is not expected to continue at that same rate.
     Cost of Service Fee Revenue. Gross profit as a percentage of service fees was 27.6% in 2010 and 28.5% in 2009. The 2010 period includes the margin impact of new client relationships that began in late 2009 and throughout 2010. The 2009 margins include the benefit of higher margin incremental project work associated with a U.S. government contract relationship that was not renewed and was completed in the second quarter of 2009.
     We target to earn an overall gross profit of 25-30% on existing and new service fee contracts, but we have and may continue to accept lower gross margin percentages on certain contracts depending on contract scope and other factors.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $33.6 million, or 12.2% of total net revenues in the 2010 period and $34.3 million, or 12.8% of total net revenues in the prior year. The 2010 period includes the impact of certain executive disability benefit costs as well as distribution facility relocation expenses that did not occur in 2009. These incremental expenses were more than offset by decreases in depreciation and amortization, information technology services and personnel related expenses.
     Income Taxes. We recorded a tax provision associated primarily with state income taxes and our subsidiary Supplies Distributors’ Canadian and European operations as well as our Philippines operation. A valuation allowance has been provided for the majority of our net deferred tax assets, which are primarily related to our net operating loss carryforwards and certain foreign deferred tax assets. We expect that we will continue to record an income tax provision associated with state income taxes and Supplies Distributors’ Canadian and European results of operations.
     Income (Loss) from Discontinued Operations, Net of Tax. Discontinued operations generated a loss of approximately $4.0 million in 2010 and income of approximately $0.3 million in 2009. In February 2011, we sold substantially all of the inventory and certain intangible assets applicable to our eCOST.com business unit for a total aggregate cash purchase price of approximately $2.3 million. For both 2010 and 2009, we have classified the operating results of this business unit, excluding costs expected to continue to occur in the future, as discontinued operations. A goodwill impairment charge of approximately $2.8 million is included in the 2010 loss from discontinued operations.

Supplies Distributors and its Subsidiaries
     We conduct a portion of our Retail model business services through Supplies Distributors and its subsidiaries, which act as master distributors of various IPS and other products. We conduct a portion of our Retail model business services through transaction management services agreement under which PFS provides transaction management and fulfillment services to Supplies Distributors and its subsidiaries. In addition to our equity investment in Supplies Distributors, we have also provided Supplies Distributors with a subordinated loan that, as of December 31, 2010, had an outstanding balance of $4.3 million.
     Supplies Distributors paid us dividends of $2.9 million and $2.1 million in 2010 and 2009, respectively. Supplies Distributors has received lender approval to pay dividends of approximately $1.9 million in 2011, and to reduce its subordinated debt to us by $0.8 million, but pursuant to the terms of its amended credit agreements, is restricted from paying further cash dividends without the prior approval of its lenders. In addition, no distribution may be made if, after giving effect thereto, Supplies Distributors or its subsidiaries be in noncompliance with its financial covenants under its current facilities.
Liquidity and Capital Resources
     Net cash provided by operating activities from continuing operations was $2.8 million for the year ended December 31, 2010 and primarily resulted from cash income from continuing operations before working capital changes of $3.8 million and an increase in accounts payable, deferred revenue, accrued expenses and other liabilities of $6.1 million, partially offset by an increase in accounts receivable of $3.0 million, an increase in inventories of $2.7 million and an increase in prepaid expenses, other receivables and other assets of $1.5 million. Net cash provided by operating activities from discontinued operations was $0.7 million in 2010.
     Net cash provided by operating activities from continuing operations was $6.0 million for the year ended December 31, 2009 and primarily resulted from a decrease in inventories of $8.2 million, a decrease in accounts receivable of $5.0 million and cash income from continuing operations before working capital changes of $2.3 million partially offset by a decrease in accounts payable, deferred revenue, accrued expenses and other liabilities of $9.5 million. Net cash provided by operating activities from discontinued operations was $2.1 million in 2009.
     Net cash used in investing activities for the years ended December 31, 2010 and 2009 totaled $3.8 million and $4.4 million, respectively, resulting from capital expenditures.
     Capital expenditures have historically consisted primarily of additions to upgrade our management information systems, development of customized technology solutions to support and integrate with our service fee clients and general expansion and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures to support new contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months, including costs to implement new clients, will be approximately $6 million to $9 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. To maintain our current operating cash position, a portion of these expenditures may be financed through client reimbursements, debt, operating or capital leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event that we do not obtain the financing or achieve the financial results necessary to support such investments.
     Net cash provided by financing activities was approximately $4.3 million for the year ended December 2010, primarily representing net proceeds of $7.3 million from the issuance of common stock pursuant to a public offering offset by payments on debt and capital leases.
     Net cash used in financing activities was approximately $5.4 million for the year ended December 31, 2009, primarily representing payments on debt and capital leases.
     During the year ended December 31, 2010, our working capital increased to $22.6 million from $19.3 million at December 31, 2009, primarily due to net proceeds from an equity offering in May 2010 partially offset by the pay-

down of debt facilities along with the impact of certain technology and development costs incurred during 2010 that were prepaid by certain clients in 2009. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities, entering into new debt agreements or transferring to third-parties a portion of our subordinated loan balance due from Supplies Distributors. In conjunction with certain of these alternatives, we may be required to provide certain letters of credit to secure these arrangements. No assurances can be given we will be successful in obtaining any additional financing or the terms thereof. We currently believe our cash position, financing available under our credit facilities and funds generated from operations will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our current debt and lease obligations, and additional loans to our subsidiaries, if necessary, for at least the next twelve months.
     During the past few years, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States and foreign governments. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our liquidity, financial condition, results of operations and our ability to renew our credit facilities.
     In support of certain debt instruments and leases, as of December 31, 2010, we had $1.9 million of cash restricted for repayment to lenders. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain of our subsidiaries’ credit facilities. Many of these facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other credit facilities and agreements. These covenants include minimum levels of net worth for the individual borrower subsidiaries and the restrictions on the ability of the borrower subsidiaries to advance funds to other borrower subsidiaries. As a result, it is possible for one or more of these borrower subsidiaries to fail to meet their respective covenants even if another borrower subsidiary otherwise has available excess funds which, if not restricted, could be used to cure the default. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. In particular, if PFS service fee revenue declines from expected levels and it is unable to reduce costs to correspond to such reduced revenue levels or if Supplies Distributors revenue or gross profit declines from expected levels, such events may result in a breach of one or more of the financial covenants required under their working capital lines of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and payment under our parent guaranty. A requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all of such obligations. As of December 31, 2010, we were in compliance with all debt covenants. Further, any non-renewal of any of our credit facilities would have a material adverse impact on our business and financial condition. We do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.
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
     We receive municipal tax abatements in certain locations. During 2004 we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements. In December 2006 we received notice that the municipal authority planned to make an adjustment to our tax abatement. We disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against us and the timing of the related payments has not been finalized. As of December 31, 2010, we believe we have adequately accrued for the expected assessment.

     In April 2010, a sales employee of eCOST was charged with violating various federal criminal statues in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. We received subpoenas from the Office of the U.S. Attorney requesting information regarding the employee and other matters, and have responded to such subpoenas and are fully cooperating with the Office of the U.S. Attorney. We have commenced our own investigation into the actions of the employee. Neither the Company nor eCOST have been charged with any criminal activity, and we intend to seek the recovery or reimbursement of the funds, which are currently classified as other receivables in the December 31, 2010 financial statements. Based on the information available to date, we are unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or our inability to recover such funds or any significant portion thereof, or any costs and expenses we may incur in connection with such matter will not have a material adverse effect upon our financial condition or results of operations.
     Supplies Distributors Financing
     To finance their distribution of IPS products, Supplies Distributors and its subsidiaries have short-term credit facilities with IBM Credit LLC (“IBM Credit”) and IBM Belgium Financial Services S.A. (“IBM Belgium”). We have provided a collateralized guaranty to secure the repayment of these credit facilities. These asset-based credit facilities provided financing for up to $25.0 million and up to 16 million Euros (approximately $21.4 million at December 31, 2010) with IBM Credit and IBM Belgium, respectively. These agreements expire in March 2012.
     Supplies Distributors also has a loan and security agreement with Wells Fargo Bank, National Association (“Wells Fargo”) to provide financing for up to $25 million of eligible accounts receivables in the United States and Canada. The Wells Fargo facility expires on the earlier of March 2014 or the date on which the parties to the IPS master distributor agreement no longer operate under the terms of such agreement and/or IPS no longer supplies products pursuant to such agreement.
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million Euros (approximately $10.0 million at December 31, 2010) of eligible accounts receivables through March 2011. This subsidiary has entered into a new factoring agreement with BNP Paribas Fortis effective April 1, 2011 to replace the previous factoring agreement under similar terms through April 1, 2014.
     These credit facilities contain cross default provisions, various restrictions upon the ability of Supplies Distributors and its subsidiaries to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to related parties (including entities directly or indirectly owned by PFSweb), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as cash flow from operations, annualized revenue to working capital, net profit after tax to revenue, minimum net worth and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, we are required to maintain a subordinated loan to Supplies Distributors of no less than $3.5 million, not maintain restricted cash of more than $5.0 million, are restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure and a minimum shareholders’ equity of at least $18.0 million. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or its subsidiaries under these facilities if they are unable to do so. We have also provided a guarantee of the obligations of Supplies Distributors and its subsidiaries to IBM and IPS, excluding the trade payables that are financed by IBM credit.
     PFS Financing
     Our PFS subsidiary has a Loan and Security Agreement (“Agreement”) with Comerica Bank (“Comerica”), which provides for up to $10.0 million of eligible accounts receivable financing through September 30, 2012. The Agreement allows for up to $12.5 million of eligible accounts receivable financing during certain seasonal peak months. We entered this Agreement to supplement our existing cash position, and provide funding for our current and future operations, including our targeted growth. The Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20.0 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Agreement also limits PFS’ ability to increase the subordinated loan to Supplies Distributors to more than $5.0 million and permits PFS to advance incremental amounts subject to certain cash inflows to PFS, as defined, to certain of its subsidiaries and/or affiliates. The Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb.
     PFS financed certain capital expenditures through a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) pursuant to which the MBFC issued MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned PFS the proceeds of the Bonds for the purpose of financing the acquisition and installation of equipment, machinery and related assets to support incremental business from a Southaven, Mississippi distribution facility. The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) issued by Comerica pursuant to a Reimbursement Agreement between PFS and Comerica under which PFS is obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has a maturity date of April 2012 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof. The amount outstanding on the Loan Agreement as of December 31, 2010 was $1.6 million. PFS’ obligations under the Reimbursement Agreement are secured by substantially all of its assets, including restricted cash of $0.8 million as of December 31, 2010 and a PFSweb parent company guarantee.
     eCOST Financing
     eCOST (renamed PFSweb Retail Connect in February 2011) has an asset-based line of credit facility of up to $7.5 million with Wachovia, which is collateralized by substantially all of eCOST’s assets and expires in May 2011. Borrowings under the facility and letter of credit availability are limited to a percentage of accounts receivable and inventory, up to specified maximums. As of December 31, 2010, eCOST had $0.9 million of letters of credit outstanding and $0.6 million of available credit under this facility. As of March 31, 2011, amounts available under the outstanding letters of credit are currently secured by restricted cash in equivalent amounts. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as a minimum tangible net worth of $0, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.
     In February 2011 we sold substantially all of the inventory and certain intangible assets of eCOST for a cash purchase price of $2.3 million (before expenses of approximately $0.2 million) and the assumption by the purchaser of certain limited liabilities of eCOST. In connection with the closing of this business unit, we currently expect to incur exit costs of approximately $0.2 million to $0.4 million related to employee termination costs and excess property and equipment and may incur additional costs, including excess facility costs. During 2010 we recorded a non-cash goodwill impairment charge of approximately $2.8 million.
     Public Offering
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
Inventory Management
     In our Retail model, we manage our inventories held for sale by maintaining sufficient quantities of product to achieve high order fill rates while at the same time maximizing inventory turnover rates. Inventory balances will fluctuate as we add new product lines. To reduce the risk of loss due to supplier price reductions, Supplies Distributors’ master distributor agreement provides for price protection under which it receives credits if the supplier lowers prices on previously purchased inventory.
Seasonality
     The seasonality of our service fee business is dependent upon the seasonality of our clients’ business and sales of their products. Accordingly, we must rely upon the projections of our clients in assessing quarterly variability. We believe that with our current client mix and their current business volumes, our run rate service fee business activity will be at its lowest in the quarter ended March 31 and highest in the quarter ended December 31. We anticipate our product revenue will be highest during the quarter ended December 31. We believe our historical revenue pattern makes it difficult to predict the effect of seasonality on our future revenues and results of operations.
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
     The amended guidance in ASC 605-25 and ASC 985-605 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. The amendments to ASC 605-25 and ASC 985-605 did not have a material impact on our consolidated financial statements.
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
     Sales are reported net of estimated returns and allowances which are estimated based upon historical return information. Management also considers any other current information and trends in making estimates. If actual sales returns, allowances and discounts are greater than estimated by management, additional expense may be incurred.
     Cost of Service Fee Revenue
     Our service fee revenue primarily relates to our distribution services and order management/customer care services. Distribution services relate primarily to inventory management, product receiving, warehousing and fulfillment (i.e., picking, packing and shipping product on our clients’ behalf). Order management/customer care services relate primarily to taking customer orders for our clients’ products via various channels such as telephone call-center, electronic or facsimile. These services also entail addressing customer questions related to orders, as well as cross-selling/up-selling activities.
     Our cost of service fee revenue represents the cost to provide the services described above, primarily compensation and related expenses and other fixed and variable expenses directly related to providing the services. These include certain occupancy and information technology costs and depreciation and amortization expenses. Certain of these costs are allocated from general and administrative expenses. For these allocations, we estimate the amount of direct expenses based on client-specific information, such as the number of transactions processed. We believe our allocation methodology is reasonable, however a change in assumptions would result in a different gross profit in our statement of operations, yet no change to the resulting net income or loss.
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
     In our Retail model, we also maintain an allowance for uncollectible vendor receivables, which arise from inventory returns to vendors, vendor rebates, price protections and other promotions. We determine the sufficiency of the vendor receivable allowance based upon various factors, including payment history. Amounts received from vendors may vary from amounts recorded because of potential non-compliance with certain elements of vendor programs. If our estimated allowances for uncollectible accounts or vendor receivables subsequently prove insufficient, additional allowance maybe required.
     Allowances for doubtful accounts totaled $0.8 million and $1.0 million at December 31, 2010 and 2009, respectively. We believe our allowances for doubtful accounts are adequate to cover anticipated losses under current conditions; however, uncertainties regarding changes in the financial condition of our clients and customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required.

     Inventory Reserves
     Inventories (merchandise, held for resale, all of which are finished goods) are stated at the lower of weighted average cost or market. Supplies Distributors and its subsidiaries assume responsibility for slow-moving inventory under certain master distributor agreements, subject to certain termination rights, but have the right to return product rendered obsolete by engineering changes, as defined. We review inventories for impairment on a periodic basis, but at a minimum, annually. Recoverability of the inventory on hand is measured by comparisons of the carrying value to the fair value of the inventory. This requires us to record provisions and maintain reserves for excess or obsolete inventory. If write-downs of inventories are necessary, the cost basis of that inventory is adjusted. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand and market conditions. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. At December 31, 2010 and 2009, our allowance for slow moving inventory was $1.6 million and $1.8 million, respectively. We believe our reserves are adequate to cover anticipated losses under current conditions. Significant or unanticipated changes to our estimates and forecasts, either adverse or positive, could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required.
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
We have audited the accompanying consolidated balance sheets of PFSweb, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the years then ended. Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under Item 15(a) (1). These financial statements and the financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PFSweb, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ GRANT THORNTON LLP
Dallas, Texas
March 31, 2011

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,430	$14,812
Restricted cash	1,853	2,096
Accounts receivable, net of allowance for doubtful accounts of $754 and $973 at December 31, 2010 and 2009, respectively	41,438	39,861
Inventories, net of reserves of $1,561 and $1,760 at December 31, 2010 and 2009, respectively	35,161	33,577
Assets of discontinued operations	2,776	4,372
Other receivables	14,539	11,605
Prepaid expenses and other current assets	3,580	4,170

Total current assets	117,777	110,493

PROPERTY AND EQUIPMENT, net	9,124	10,314
ASSETS OF DISCONTINUED OPERATIONS	1,126	4,024
OTHER ASSETS	2,203	2,938

Total assets	$130,230	$127,769

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$18,320	$19,179
Trade accounts payable	55,692	53,642
Deferred revenue	5,254	5,164
Accrued expenses	15,870	13,180

Total current liabilities	95,136	91,165

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	2,136	3,348
OTHER LIABILITIES	3,608	3,903

Total liabilities	100,880	98,416

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized;
12,255,064 and 9,952,164 shares issued at December 31, 2010 and 2009, respectively; and 12,236,703 and 9,933,803 outstanding at December 31, 2010 and 2009, respectively	12	10
Additional paid-in capital	101,229	93,152
Accumulated deficit	(73,332)	(65,963)
Accumulated other comprehensive income	1,526	2,239
Treasury stock at cost, 18,361 shares	(85)	(85)

Total shareholders’ equity	29,350	29,353

Total liabilities and shareholders’ equity	$130,230	$127,769

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31
(In thousands, except per share data)

	2010	2009
REVENUES:
Product revenue, net	$174,613	$183,008
Service fee revenue	70,636	58,619
Pass-through revenue	29,267	26,265

Total revenues	274,516	267,892

COSTS OF REVENUES:
Cost of product revenue	162,485	168,864
Cost of service fee revenue	51,144	41,898
Cost of pass-through revenue	29,267	26,265

Total costs of revenues	242,896	237,027

Gross profit	31,620	30,865
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, including stock based compensation expense of $809 and $407 in the years ended December 31, 2010 and 2009, respectively	33,611	34,270

Loss from operations	(1,991)	(3,405)
INTEREST EXPENSE, net	940	1,186

Loss from continuing operations before income taxes	(2,931)	(4,591)
INCOME TAX EXPENSE	463	321

LOSS FROM CONTINUING OPERATIONS	(3,394)	(4,912)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(3,975)	342

NET LOSS	$(7,369)	$(4,570)

LOSS PER SHARE FROM CONTINUING OPERATIONS:
Basic and Diluted	$(0.30)	$(0.49)

LOSS PER SHARE INCLUDING DISCONTINUED OPERATIONS:
Basic and Diluted	$(0.65)	$(0.46)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and Diluted	11,310	9,929

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS
(In thousands, except share data)

					Accumulated
			Additional		Other			Total	Comprehensive
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders’	Income
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity	(Loss)
Balance, January 1, 2009	9,935,095	$10	$92,728	$(61,393)	$1,825	18,361	$(85)	$33,085
Net loss	—	—	—	(4,570)	—	—	—	(4,570)	$(4,570)
Stock-based compensation expense	—	—	407	—	—	—	—	407
Employee stock purchase plan	17,069	—	17	—	—	—	—	17
Other comprehensive income— foreign currency translation adjustment	—	—	—	—	414	—	—	414	414

Comprehensive loss									$(4,156)

Balance, December 31, 2009	9,952,164	$10	$93,152	$(65,963)	$2,239	18,361	$(85)	$29,353
Net loss	—	—	—	(7,369)	—	—	—	(7,369)	$(7,369)
Stock-based compensation expense	—	—	809	—	—	—	—	809
Employee stock purchase plan	2,900	—	4	—	—	—	—	4
Issuance of common stock	2,300,000	2	7,264	—	—	—	—	7,266
Other comprehensive loss— foreign currency translation adjustment	—	—	—	—	(713)	—	—	(713)	(713)

Comprehensive loss									$(8,082)

Balance, December 31, 2010	12,255,064	$12	$101,229	$(73,332)	$1,526	18,361	$(85)	$29,350

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
(In thousands)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,369)	$(4,570)
Income (Loss) from discontinued operations	(3,975)	342

Loss from continuing operations	(3,394)	(4,912)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,060	6,544
Provision for doubtful accounts	156	147
Provision for excess and obsolete inventory	233	174
Deferred income taxes	(33)	(65)
Stock-based compensation expense	809	407
Changes in operating assets and liabilities:
Restricted cash	35	(11)
Accounts receivable	(2,984)	4,982
Inventories, net	(2,709)	8,189
Prepaid expenses, other receivables and other assets	(1,545)	75
Accounts payable, deferred revenue, accrued expenses and other liabilities	6,128	(9,485)

Net cash provided by continuing operating activities	2,756	6,045
Net cash provided by discontinued operating activities	715	2,081

Net cash provided by operating activities	3,471	8,126

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,774)	(4,440)

Net cash used in investing activities	(3,774)	(4,440)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	7,270	17
Decrease (increase) in restricted cash	208	(77)
Payments on capital lease obligations	(1,215)	(1,680)
Payments on debt, net	(1,987)	(3,642)

Net cash provided by (used in) financing activities	4,276	(5,382)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(355)	458

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,618	(1,238)

CASH AND CASH EQUIVALENTS, beginning of year	14,812	16,050

CASH AND CASH EQUIVALENTS, end of year	$18,430	$14,812

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under debt and capital leases	$1,258	$412

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
PFSweb Overview
     PFSweb is an international business process outsourcing provider of end-to-end eCommerce solutions to major brand name companies seeking to optimize their supply chain and to enhance their traditional and online business channels and initiatives in the United States, Canada, and Europe. PFSweb offers a broad range of service offerings that include digital marketing, eCommerce technologies, order management, customer care, logistics and fulfillment, financial management and professional consulting
Supplies Distributors Overview
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
eCOST Overview
     Until February 2011 the Company operated eCOST as a multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise, which sold products primarily to customers in the United States. In February 2011 the Company sold substantially all of the inventory and certain intangible assets of the eCOST business unit for a cash purchase price of $2.3 million (before expenses of approximately $0.2 million) and the assumption by the purchaser of certain limited liabilities of eCOST. The purchase price represented approximately $1 million for inventory and the balance for the intangible assets. In connection with the closing of this business unit, the Company currently expects to incur exit costs of approximately $0.2 million to $0.4 million related to employee termination costs and excess property and equipment and may incur additional costs, including excess facility costs. In December 2010, the Company recorded a non-cash goodwill impairment charge of approximately $2.8 million as a result of this sale. For all periods presented, the Company has reported the operating results of the eCOST segment, excluding costs expected to continue to occur in the future, as discontinued operations (see Note 12). In conjunction with this sale, the Company renamed its eCOST.com subsidiary in February 2011. The newly named subsidiary, PFSweb Retail Connect, Inc., will service certain of the Company’s client relationships on an ongoing basis.

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
2. Significant Accounting Policies
Principles of Consolidation
     All intercompany accounts and transactions have been eliminated in consolidation.
Investment in Affiliates
     Priority Fulfillment Services, Inc. (“PFS”), a wholly-owned subsidiary of PFSweb, has made advances to Supplies Distributors that are evidenced by a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Subordinated Note cannot be increased to more than $5.0 million or decreased to less than $3.5 million without prior approval of the Company’s lenders (see Notes 3 and 4). As of December 31, 2010 and 2009, the outstanding balance of the Subordinated Note was $4.3 million and $5.0 million, respectively. The Subordinate Note is eliminated in the Company’s consolidated financial statements.
     PFS has also made advances to eCOST, which aggregated $11.1 million and $10.9 million as of December 31, 2010 and 2009, respectively. Certain terms of the Company’s debt facilities provide that the total advances to eCOST may not be less than $2.0 million without prior approval of eCOST’s lender, if needed. PFS has received the approval of its lender to advance incremental amounts to certain of its subsidiaries and/or affiliates, including eCOST, if needed, subject to certain cash inflows to PFS, as defined. PFSweb, Inc. has also advanced to eCOST an additional $7.4 million and $5.0 million as of December 31, 2010 and 2009, respectively. As of December 31, 2010, PFSweb, Inc. has approximately $5.0 million available to be advanced to eCOST and/or other affiliates.
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
     Under its master distributor agreements (see Note 6), Supplies Distributors bills IPS for reimbursements of certain expenses, including: pass through customer marketing programs, including rebates and coop funds; certain freight costs; direct costs incurred in passing on any price decreases offered by IPS to Supplies Distributors or its customers to cover price protection and certain special bids; the cost of products provided to replace defective product returned by customers; and certain other expenses as defined. Supplies Distributors includes these reimbursable amounts as they are incurred with a corresponding reduction in either inventory or cost of product revenue. Supplies Distributors also reflects pass through customer marketing programs as a reduction of both product revenue and cost of product revenue.

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

	December 31,	December 31,
	2010	2009
Deferred implementation revenues
Current	$4,487	$3,948
Non-current	3,258	3,680

	$7,745	$7,628

Deferred implementation costs
Current	$1,515	$1,621
Non-current	1,076	1,394

	$2,591	$3,015

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
Concentration of Business and Credit Risk
     The Company’s service fee revenue is generated under contractual service fee relationships with multiple client relationships. One product revenue customer represented 11% of the Company’s consolidated total net revenue during each of the years ended December 31, 2010 and 2009. A summary of the customer and client concentrations is as follows:

	December 31,	December 31,
	2010	2009
Product Revenue (as a percentage of Product Revenue):
Customer 1	10%	14%
Customer 2	17%	17%

Service Fee Revenue (as a percentage of Service Fee Revenue):
Client 1	7%	15%
Client 2	7%	10%

Accounts Receivable:
Customer/Client 1	7%	11%
     PFS previously operated three distinct geographical contract arrangements with Client 1, which are aggregated in the service fee revenue percentages reflected above. As of December 31, 2010, substantially all of Client 1’s contracts with PFS had expired in accordance with their terms and were not renewed.
     PFSweb has provided certain collateralized guarantees of its subsidiaries’ financings and credit arrangements. These subsidiaries’ ability to obtain financing on similar terms would be significantly impacted without these guarantees.
     The Company has multiple arrangements with International Business Machines Corporation (“IBM”) and IPS and is dependent upon the continuation of such arrangements. These arrangements, which are critical to the Company’s ongoing operations, include Supplies Distributors’ master distributor agreements and certain of Supplies Distributors’ working capital financing agreements. Substantially all of the Supplies Distributors’ revenue is generated by its sale of product purchased from IPS. Supplies Distributors also relies upon IPS’s sales force and product demand generation activities and the discontinuance of such services would have a material impact upon Supplies Distributors’ business. In addition, Supplies Distributors has product sales to IBM and IPS business units and the Company has an IBM term master lease agreement applicable to its financing of certain property and equipment.
Cash and Cash Equivalents
     Cash equivalents are defined as short-term highly liquid investments with original maturities, when acquired, of three months or less.

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Restricted Cash
     Restricted cash includes the following items (in thousands):

	December 31,	December 31,
	2010	2009
Customer remittances	$1,076	$1,364
Bond financing (see Note 4)	777	732

Total restricted cash	$1,853	$2,096

     In conjunction with certain of its financing agreements, Supplies Distributors has granted to its lenders a security interest in certain customer remittances received in specified bank accounts (see Note 4). At December 31, 2010 and 2009, these bank accounts held $0.9 million and $1.2 million, respectively, which was restricted and can only be used to reduce the outstanding debt.
Other Receivables
     Other receivables include $11.3 million and $8.0 million as of December 31, 2010 and 2009, respectively, primarily for amounts due from IPS and IBM for costs incurred by the Company under the master distributor agreements (see Note 6). In addition, other receivables include $2.5 million and $3.6 million as of December 31, 2010 and 2009, respectively, applicable to value added tax receivables.
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
     The Company reviews inventory for impairment on a periodic basis, but at a minimum, annually. Recoverability of the inventory on hand is measured by comparison of the carrying value of the inventory to the fair value of the inventory. The allowance for slow moving inventory was $1.6 million and $1.8 million as of December 31, 2010 and 2009, respectively.
Property and Equipment
The components of property and equipment as of December 31, 2010 and 2009 are as follows (in thousands):

	December 31,	December 31,
	2010	2009	Depreciable Life
Furniture and fixtures	$19,036	$19,552	2-10 years
Purchased and capitalized software costs	22,478	19,311	3-5 years
Computer equipment	9,894	11,887	3-5 years
Leasehold improvements	7,217	7,838	3-5 years
Other	901	1,003	3-5 years

	59,526	59,591

Less-accumulated depreciation and amortization	(50,402)	(49,277)

Property and equipment, net	$9,124	$10,314

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     The Company makes judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company records impairment losses, if any, in the period in which the Company determines that the carrying amount is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. This may require the Company to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review. During 2010 and 2009, no impairment of property and equipment was identified or recorded.
     Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Capitalized implementation costs are depreciated over the respective client contract periods. Leasehold improvements are amortized over the shorter of the useful life of the related asset or the remaining lease term. Depreciation and amortization expense related to property and equipment, excluding capital leases and amounts included in discontinued operations, during 2010 and 2009 was $4.6 million and $5.0 million, respectively.
     The Company’s property held under capital leases amount to approximately $1.5 million and $2.1 million, net of accumulated amortization, of approximately $2.8 million and $3.7 million, at December 31, 2010 and 2009, respectively. Depreciation and amortization expense related to capital leases during 2010 and 2009 was $1.5 million and $1.7 million, respectively.
Foreign Currency Translation and Transactions
     For the Company’s Canadian and European operations, the local currency is the functional currency. All assets and liabilities are translated at exchange rates in effect at the end of the period, and income and expense items are translated at the average exchange rates for the period.
     The Company includes currency gains and losses on short-term intercompany advances in the determination of net income and loss. Currency gains and losses, including transaction gains and losses and those on short-term intercompany advances, included in net loss were a currency net loss of approximately $0.1 million for in the year ended December 31, 2010 and a currency net gain of $0.1 million in the year ended December 31, 2009. The Company reports gains and losses on intercompany foreign currency transactions that are of a long-term investment nature as a separate component of shareholders’ equity.
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
     The amended guidance in ASC 605-25 and ASC 985-605 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early application and retrospective application permitted. The adoption of ASC 605-25 and ASC 985-605, and the related amendments, did not have a material impact on the Company’s consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Income Taxes
     For federal income tax purposes, tax years that remain subject to examination include years 2006 through 2010. However, the utilization of net operating loss (“NOL”) carryforwards that arose prior to 2006 remain subject to examination through the years such carryforwards are utilized. For Europe, tax years that remain subject to examination include years 2007 to 2010. However, the utilization of NOL carryforwards that arose prior to 2007 remain subject to examination through the years such carryforwards are utilized. For Canada, tax years that remain subject to examination include years 2003 to 2010, depending on the subsidiary. For state income tax purposes, the tax years that remain subject to examination include years 2005 to 2010, depending upon the jurisdiction in which the Company files tax returns. The Company and its subsidiaries have various income tax returns in the process of examination or administrative appeals. The Company does not expect that these examinations will result in unrecognized tax benefits.
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
Net Loss Per Common Share
     Basic and diluted net loss per share are computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Stock options not included in the calculation of diluted net loss per share for the years ended December 31, 2010 and 2009, were 2.3 million and 1.8 million, respectively, as the effect would be anti-dilutive.
Cash Paid For Interest and Taxes During Year
     The Company made payments for interest of approximately $1.0 million and $1.3 million and income taxes of approximately $0.4 million and $0.7 million during the years ended December 31, 2010 and 2009, respectively (see Notes 3, 4 and 8).

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Reclassifications
     Prior year data related to discontinued operations have been reclassified to conform to current period presentation. These reclassifications had no effect on previously reported net income (loss) or shareholders’ equity.
3. Vendor Financing
     Outstanding obligations under vendor financing arrangements consist of the following (in thousands):

	December 31,	December 31,
	2010	2009
Inventory and working capital financing agreements:
United States	$16,472	$16,073
Europe	11,318	15,649

Total	$27,790	$31,722

Inventory and Working Capital Financing Agreement, United States
     Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of IPS products in the United States, providing financing for eligible IPS inventory and certain receivables up to $30.5 million through its expiration in March 2011. As of December 31, 2010, Supplies Distributors had $2.9 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $3.5 million and a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (3.75% as of both December 31, 2010 and 2009). The facility also includes a monthly service fee.
     On March 30, 2011, Supplies Distributors entered into an amended credit facility with IBM Credit LLC, which reduces the financing maximum to $25.0 million and extends the termination date through March 2012. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.
Inventory and Working Capital Financing Agreement, Europe
     Supplies Distributors’ European subsidiary has a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance its distribution of IPS products in Europe. The asset based credit facility with IBM Belgium provides up to 16.0 million Euros (approximately $21.4 million as of December 31, 2010) in inventory financing and cash advances based on eligible inventory and accounts receivable through its expiration in March 2011. As of December 31, 2010, Supplies Distributors’ European subsidiaries had 7.4 million Euros (approximately $9.9 million at December 31, 2010) of available credit. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors and its European subsidiary to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors’ European subsidiary, as well as collateralized guaranties of Supplies Distributors and PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $3.5 million and the Company is required to maintain a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest at

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Euribor plus 1.82% for cash advances, and, after a defined free financing period, at Euribor plus 4.13% for inventory financings. As of December 31, 2010 there were $0.1 million of outstanding cash advances and the interest rate was 4.9% on the $11.3 million of outstanding inventory financings. As of December 31, 2009 the interest rate was 4.7%. Supplies Distributors’ European subsidiary pays a monthly service fee on the commitment.
     On March 31, 2011, Supplies Distributors’ European subsidiaries entered into an amended credit facility with IBM Belgium, which extends the termination date through March 2012 and modifies certain financial covenants. Given the structure of this facility and as outstanding inventory financing balances are repaid within twelve months, the Company has classified the outstanding inventory financing amounts under this facility as accounts payable in the consolidated balance sheets.
4. Debt and Capital Lease Obligations:
     Outstanding debt and capital lease obligations consist of the following (in thousands):

	December 31,	December 31,
	2010	2009
Loan and security agreements, United States:
Supplies Distributors	$7,220	$8,921
PFS	6,000	6,000
Credit facility — eCOST	—	—
Factoring agreement, Europe	2,302	1,074
Taxable revenue bonds	1,600	2,400
Master lease agreements	2,660	3,467
Other	674	665

Total	20,456	22,527
Less current portion of long-term debt	18,320	19,179

Long-term debt, less current portion	$2,136	$3,348

Loan and Security Agreement — Supplies Distributors
     Supplies Distributors has a loan and security agreement with Wells Fargo Bank, National Association (“Wells Fargo”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of December 31, 2010, Supplies Distributors had $1.4 million of available credit under this agreement. The Wells Fargo facility expires on the earlier of March 2011 or the date on which the parties to the IPS master distributor agreement (see Note 6) no longer operate under the terms of such agreement and/or IPS no longer supplies products pursuant to such agreement. Borrowings under the Wells Fargo facility accrue interest at prime rate plus 0.25% to 0.75% (3.75% as of December 31, 2010) or Eurodollar rate plus 2.5% to 3.0%, dependent on excess availability and subject to a minimum of 3.0%, as defined. The interest rate as of December 31, 2010 was 3.75% for $7.2 million of outstanding borrowings. As of December 31, 2009, the interest rate was 3.75% for $5.9 million of outstanding borrowings and 2.2% for $3.0 million of outstanding borrowings. This agreement contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $4.3 million and may not maintain restricted cash of more than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks and Wells Fargo pursuant to which a security interest was granted to Wells Fargo for all U.S. and Canadian customer remittances received in specified bank accounts. At December 31, 2010 and December 31, 2009, these bank accounts held $0.8 million and $1.0 million, respectively, which was restricted for payment to Wells Fargo.
     On March 29, 2011, Supplies Distributors entered into an amended loan and security agreement with Wells Fargo, which extends the termination date through March 2014 and reduces the minimum Subordinate Note balance to $3.5 million.

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Loan and Security Agreement — PFSweb
     PFS has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”). The Comerica Agreement provides for up to $10.0 million of eligible accounts receivable financing through March 2011. As of December 31, 2010, PFS had $3.9 million of available credit under this facility. Borrowings under the Comerica Agreement accrue interest at a defined rate, which will generally be prime rate plus 2%, with a minimum of 4.5% (5.25% at both December, 31, 2010 and 2009). The Comerica Agreement contains cross default provisions, various restrictions upon PFS’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the Subordinated Note receivable from Supplies Distributors to a maximum of $5.0 million. Comerica has provided approval for PFS to advance incremental amounts subject to certain cash inflows to PFS, as defined, to certain of its subsidiaries and/or affiliates, including eCOST, if needed. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb, Inc.
     On March 31, 2011, PFS entered into an amended agreement with Comerica, which extends the termination date through September 2012, allows for up to $12.5 million of eligible accounts receivable financing during certain seasonal peak months and provides the approval for PFS to advance incremental amounts subject to certain cash inflows to PFS, as defined, to its subsidiaries and/or affiliates, if needed.
Credit Facility — eCOST
     eCOST has an asset-based line of credit facility of up to $7.5 million from Wachovia, through May 2011, which is collateralized by substantially all of eCOST’s assets. Borrowings under the facility are limited to a percentage of eligible accounts receivable and inventory. Outstanding borrowings under the facility bear interest at rates ranging from prime rate plus 0.75% to 1.25% or Eurodollar rate plus 3.0% to 4.0%, depending on eCOST’s financial results. There were no outstanding borrowings as of December 31, 2010 or 2009. As of December 31, 2010, eCOST had $0.9 million of letters of credit outstanding and $0.6 million of available credit under this facility. Subsequent to the sale of certain assets in February 2011 (see Note 12), amounts available under the outstanding letters of credit are secured by restricted cash in equivalent amounts until expiration. In connection with the line of credit, eCOST entered into a cash management arrangement whereby eCOST’s operating amounts are considered restricted and swept and used to repay outstanding amounts under the line of credit. As of December 31, 2010 and December 31, 2009, the restricted cash amount was $0.2 million for both periods. The credit facility restricts eCOST’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, and requires a minimum tangible net worth of $0, as defined. PFSweb has guaranteed all current and future obligations of eCOST under this line of credit.
Factoring Agreement
     Supplies Distributors’ European subsidiary has a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) to provide factoring for up to 7.5 million Euros (approximately $10.0 million at December 31, 2010) of eligible accounts receivables through March 2011. This factoring agreement is accounted for as a secured borrowing. As of December 31, 2010, Supplies Distributors’ European subsidiary had approximately 0.7 million Euros ($0.9 million) of available credit under this agreement. Borrowings accrue interest at Euribor plus 1.2% (2.0% and 1.6% at December 31, 2010 and 2009, respectively). This agreement contains various restrictions upon the ability of Supplies Distributors’ European subsidiary to, among other things, merge, consolidate and incur indebtedness, as well as financial covenants, such as minimum net worth. This agreement is secured by a guarantee of Supplies Distributors, up to a maximum of 200,000 Euros.

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     Supplies Distributors’ European subsidiary has entered into a new factoring agreement with BNP Paribas Fortis effective April 1, 2011 that provides factoring under similar terms as the Fortis agreement through April 1, 2014 for up to 7.5 million Euros (approximately $10.0 million at December 31, 2010). Borrowings under the new agreement will accrue interest at Euribor plus 0.7%.
Taxable Revenue Bonds
     PFS has a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned the proceeds of the Bonds to PFS for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in the Company’s Southaven, Mississippi distribution facility. The Bonds bear interest at a variable rate (0.4% as of December 31, 2010), as determined by Comerica Securities, as Remarketing Agent. PFS, at its option, may convert the Bonds to a fixed rate, to be determined by the Remarketing Agent at the time of conversion.
     The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) issued by Comerica pursuant to a Reimbursement Agreement between PFS and Comerica under which PFS is obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has a maturity date of April 2012 at which time, if not renewed or replaced, will result in a draw on the undrawn face amount thereof. The Bonds require future annual principal repayments of $800,000 in January of 2011 and 2012. PFS’ obligations under the Reimbursement Agreement are secured by substantially all of the assets of PFS, including restricted cash of $0.8 million and a Company parent guarantee.
Debt Covenants
     To the extent the Company or any of its subsidiaries fail to comply with its covenants applicable to its debt or vendor financing obligations, including the monthly financial covenant requirements and required level of shareholders’ equity or net worth, and one or all of the lenders accelerate the repayment of the credit facility obligations, the Company would be required to repay all amounts outstanding thereunder. In particular, if PFS service fee revenue declines from expected levels and it is unable to reduce costs to correspond to such reduced revenue levels or if Supplies Distributors revenue or gross profit declines from expected levels, such events may result in a breach of one or more of the financial covenants required under its working capital line of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and demand for payment under the Company parent guaranty. Any acceleration of the repayment of the credit facilities would have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. As of December 31, 2010, the Company was in compliance with all debt covenants.
Master Lease Agreements
     The Company has a Term Lease Master Agreement with IBM Credit Corporation (“Master Lease Agreement”) that provides for leasing or financing transactions of equipment and other assets, which generally have terms of three years. The amounts outstanding under this Master Lease Agreement were $1.0 million and $1.6 million as of December 31, 2010 and 2009, respectively, which are secured by the related equipment (see Note 2).
     The Company has other leasing and financing agreements and will continue to enter into those arrangements as needed to finance the purchasing or leasing of certain equipment or other assets. Borrowings under these agreements are generally secured by the related equipment.

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Debt and Capital Lease Maturities
The Company’s aggregate maturities of debt subsequent to December 31, 2010 are as follows (in thousands):

Fiscal year ended December 31,
2011	$17,515
2012	1,229
2013	242
2014	35
Thereafter	—

Total	$19,021

     The following is a schedule of the Company’s future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 2010 (in thousands):

Fiscal year ended December 31,
2011	$866
2012	439
2013	217
Thereafter	—

Total minimum lease payments	$1,522
Less amount representing interest at rates ranging from 4.7% to 12.0%	(87)

Present value of net minimum lease payments	1,435
Less: Current portion	(805)

Long-term capital lease obligations	$630

5. Stock and Stock Options
Preferred Stock Purchase Rights
     On June 8, 2000, and as amended, the Company’s Board of Directors declared a dividend distribution of one preferred stock purchase right (a “Right”) for each share of the Company’s common stock outstanding on July 6, 2000 and each share of common stock issued thereafter. Each Right entitles the registered shareholders to purchase from the Company one one-thousandth of a share of preferred stock at an exercise price of $314.90, subject to adjustment. The Rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 23 percent or more of the Company’s outstanding shares of common stock. The Rights expire on July 6, 2015, unless redeemed, exchanged or extended by the Company.
Employee Stock Purchase Plan
     The Company offered the PFSweb Employee Stock Purchase Plan (the “Stock Purchase Plan”) that was qualified under Section 423 of the Internal Revenue Code of 1986, to provide employees of the Company an opportunity to acquire a proprietary interest in the Company. The Stock Purchase Plan permitted each U.S. employee who completed 90 days of service to elect to participate in the plan. Eligible employees could elect to contribute with after-tax dollars up to a maximum annual contribution of $25,000. The Stock Purchase Plan provided for acquisition of the Company’s common stock at a 5% discount to the market value on the date of purchase. During the years ended December 31, 2010 and 2009, the Company issued 2,793 and 17,070 shares under the Stock Purchase Plan, respectively. The 2,793 shares issued in 2010 related to 2009 contributions. The Company terminated the Stock Purchase Plan effective January 1, 2010.
Stock Options and Stock Option Plans
     The Company recognizes compensation cost for all share-based payments based on the grant date fair value. Compensation cost is recognized on a straight-line basis, net of estimated forfeitures, over the requisite service period of each award.

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     Stock-based compensation charged against income was $0.8 million and $0.4 million for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, there was $1.5 million of total unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 1.7 years.
     As of December 31, 2010, the Company had the following share-based compensation plans:
PFSweb Plan Options
     The Company has an Employee Stock and Incentive Plan and an Outside Director Stock Option and Retainer Plan under which an aggregate of 3,192,341 shares of common stock have been authorized for issuance (the “Stock Options Plans”) and an outstanding stock option agreement under which 7,446 shares were originally authorized for issuance. The Stock Option Plans provide for the granting of incentive awards in the form of stock options to directors, executive management, key employees, and outside consultants of the Company. The rights to purchase shares under the employee stock option agreements typically vest over a three-year period, one-twelfth each quarter. Stock options must be exercised within 10 years from the date of grant. Stock options are generally issued such that the exercise price is equal to the market value of the Company’s common stock at the date of grant.
     As of December 31, 2010, there were 845,443 shares available for future grants under the Stock Option Plans.
     The following table summarizes stock option activity under the Stock Option Plans:

				Weighted
				Average
			Weighted	Remaining	Aggregate
			Average	Contractual	Intrinsic
			Exercise	Life (in	Value (in
	Shares	Price Per Share	Price	years)	millions)
Outstanding, December 31, 2009	1,666,258	$1.01—$13.91	$4.77
Granted	653,500	$2.39—$4.00	$3.95
Exercised	(107)	$1.01	$1.01
Canceled	(125,978)	$1.01—$12.64	$8.98

Outstanding, December 31, 2010	2,193,673	$1.01—$13.91	$4.28

Exercisable, December 31, 2010	1,453,788	$1.01—$13.91	$4.73	4.4	$0.7

Exercisable and expected to vest, December 31, 2010	2,059,155	$1.01—$13.91	$4.34	3.9	$1.1

     The weighted average fair value per share of options granted during the years ended December 31, 2010 and 2009 was $2.82 and $1.04, respectively.
PFSweb Non-plan Options
     Prior to the Company’s initial public offering, certain of the Company’s employees were holders of stock options of the Company’s former parent company, Daisytek International Corporation (“Daisytek”), issued under Daisytek’s stock option plans.
     In connection with the completion of the Company’s spin-off from Daisytek on July 6, 2000 (the “Spin-off”), all outstanding Daisytek stock options were replaced with substitute stock options. Daisytek options held by PFSweb employees were replaced (at the option holder’s election made prior to the Spin-off) with either options to acquire shares of PFSweb common stock or options to acquire shares of both Daisytek common stock and PFSweb common stock (that may be exercised separately) (the “Unstapled Options”). Options held by Daisytek employees were replaced (at the option holder’s election made prior to the Spin-off) with either options to acquire shares of Daisytek common stock or Unstapled Options.
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

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     The following table summarizes stock option activity under the Non-plan Options:

				Weighted
				Average
			Weighted	Remaining	Aggregate
			Average	Contractual	Intrinsic
			Exercise	Life (in	Value (in
	Shares	Price Per Share	Price	years)	millions)
Outstanding, December 31, 2009	91,022	$4.28	$4.28
Granted	—	$—	$—
Exercised	—	$—	$—
Canceled	(2,303)	$4.28	$4.28

Outstanding, December 31, 2010	88,719	$4.28	$4.28	0.9	$—

Exercisable, December 31, 2010	88,719	$4.28	$4.28	0.9	$—

Fair Value
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants of options under the Stock Option Plans:

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009
Expected dividend yield	—	—
Expected stock price volatility	82% - 84%	77% - 82%
Weighted average stock price volatility	83%	81%
Risk-free interest rate	1.7% - 2.9%	2.0% - 3.2%
Expected life of options (years)	6	6
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
6. Master Distributor Agreements
     Supplies Distributors, PFSweb and IPS have entered into master distributor agreements under which Supplies Distributors acts as a master distributor of various products, primarily IPS product, and PFSweb provides transaction management and fulfillment services to Supplies Distributors. The master distributor agreements are subject to periodic renewals, the next of which is in December 2011. Under the master distributor agreements, IPS sells product to Supplies Distributors and reimburses Supplies Distributors for certain freight costs, direct costs incurred in passing on any price decreases offered by IPS to Supplies Distributors or its customers to cover price protection and certain special bids, the cost of products provided to replace defective product returned by customers and other certain expenses as defined. Supplies Distributors can return to IPS product rendered obsolete by IPS engineering changes after customer demand ends. IPS determines when a product is obsolete. IPS and Supplies Distributors also have agreements under which IPS reimburses or collects from Supplies Distributors amounts calculated in certain inventory cost adjustments.
     Supplies Distributors passes through to customers marketing programs specified by IPS and administers, along with a party performing product demand generation for the IPS products, such programs according to IPS guidelines.

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
7. Supplies Distributors
     Pursuant to a credit agreement, Supplies Distributors is restricted from making any distributions to PFSweb if, after giving affect thereto, Supplies Distributors’ would be in noncompliance with its financial covenants. Under the terms of its amended credit agreements, Supplies Distributors is restricted from paying annual cash dividends without the prior approval of its lenders (see Notes 3 and 4). Supplies Distributors has received lender approval to pay approximately $1.9 million of dividends in 2011. Supplies Distributors paid dividends to PFSweb of $2.9 million and $2.1 million in 2010 and 2009, respectively.
8. Income Taxes
     The consolidated income (loss) from continuing operations before income taxes, by domestic and foreign entities, is as follows (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Domestic	$(4,402)	$(7,073)
Foreign	1,471	2,482

Total	$(2,931)	$(4,591)

     A reconciliation of the difference between the expected income tax expense from continuing operations at the U.S. federal statutory corporate tax rate of 34%, and the Company’s effective tax rate is as follows (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Income tax benefit computed at statutory rate	$(997)	$(1,561)
Impact of foreign taxation	4	2
Foreign dividends received	893	1,187
Items not deductible for tax purposes	462	232
Change in valuation reserve	(123)	1,285
Other	224	(824)

Provision for income taxes	$463	$321

     Current and deferred income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Current
Domestic	$—	$13
State	45	195
Foreign	451	178

Total current	496	386
Deferred
Domestic	—	—
State	15	(41)
Foreign	(48)	(24)

Total deferred	(33)	(65)

Total	$463	$321

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     The components of the deferred tax asset (liability) are as follows (in thousands):

	December 31,	December 31,
	2010	2009
Deferred tax assets:
Allowance for doubtful accounts	$757	$797
Inventory reserve	630	713
Property and equipment	1,336	1,071
Net operating loss carryforwards	19,569	20,066
Other	1,476	1,326

	23,768	23,973
Less — Valuation allowance	23,203	23,326

Total deferred tax asset	565	647

Deferred tax liabilities:
Intangible assets	(108)	(143)
Other	(48)	(107)

Total deferred tax liabilities	(156)	(250)

Deferred tax assets, net	$409	$397

     Management believes that PFSweb has not established a sufficient history of earnings, on a stand-alone basis, to support the more likely than not realization of certain deferred tax assets in excess of existing taxable temporary differences. A valuation allowance has been provided for the majority of these net deferred income tax assets as of December 31, 2010 and 2009. At December 31, 2010, net operating loss carryforwards relate to taxable losses of PFSweb’s European subsidiary totaling approximately $5.3 million, PFSweb’s Canadian subsidiary totaling approximately $5.0 million and PFSweb’s U.S. subsidiaries totaling approximately $47.4 million that expire at various dates from 2011 through 2030. The U.S. NOL carryforward includes $4.6 million relating to tax benefits of stock option exercises and, if utilized, will be recorded against additional paid-in-capital upon utilization rather than as an adjustment to income tax expense from continuing operations. The U.S. NOL also includes approximately $21.0 million of NOL acquired in 2006, which is subject to annual limits of $1.2 million under IRS Section 382.
     The Company evaluates its tax positions for potential liabilities associated with unrecognized tax benefits. As of December 31, 2010 and 2009, no unrecognized tax benefits, penalties or interest were identified or recorded. The Company does not expect to record unrecognized tax benefits in the next twelve months.
9. Commitments and Contingencies
     The Company leases facilities, warehouse, office, transportation and other equipment under operating leases expiring in various years through December 31, 2015. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced by other leases. The Company’s facility leases generally contain one or more renewal options.
     Minimum future annual rental payments under non-cancelable operating leases having original terms in excess of one year are as follows (in thousands):

Operating
Lease
Payments
Fiscal year ended December 31,
2011	$5,725
2012	4,170
2013	3,319
2014	1,978
2015	433
Thereafter	—

Total	$15,625

     Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Total rental expense under operating leases approximated $7.9 million and $10.2 million for the years ended December 31, 2010 and 2009, respectively. Certain landlord required deposits are secured by letters of credit.

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     The Company receives municipal tax abatements in certain locations. During 2004 the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements. In December 2006 the Company received notice that the municipal authority planned to make an adjustment to the Company’s tax abatement. The Company disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against the Company and the timing of the related payments has not been finalized. As of December 31, 2010, the Company believes it has adequately accrued for the expected assessment.
     In April 2010, a sales employee of eCOST was charged with violating various federal criminal statues in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST bank account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. The Company received subpoenas from the Office of the U.S. Attorney requesting information regarding the employee and other matters, and the Company has responded to the subpoenas and is fully cooperating with the Office of the U.S. Attorney. The Company has commenced its own investigation into the actions of the employee. Neither the Company nor eCOST have been charged with any criminal activity, and the Company intends to seek the recovery or reimbursement of the funds which are currently classified as other receivables on the December 31, 2010 financial statements. Based on the information available to date, the Company is unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or the inability of the Company to recover such funds or any significant portion thereof, or any costs and expenses incurred by the Company in connection with this matter will not have a material adverse effect upon the Company’s financial condition or results of operations.
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
10. Segment and Geographic Information
     The Company is currently organized into two primary operating segments, which generally align with the corporate organization structure. In the first segment, PFSweb is an international provider of various business process outsourcing solutions and operates as a service fee business. In the second operating segment, subsidiaries of the Company purchase inventory from clients and resell the inventory to client customers. In this segment, the Company recognizes product revenue. Currently, Supplies Distributors is the primary subsidiary in this segment.

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Revenues (in thousands):
PFSweb	$106,552	$92,047
Supplies Distributors	174,613	183,008
Eliminations	(6,649)	(7,163)

	$274,516	$267,892

Income (loss) from operations (in thousands):
PFSweb	$(5,442)	$(8,770)
Supplies Distributors	3,451	5,365
Eliminations	—	—

	$(1,991)	$(3,405)

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Depreciation and amortization (in thousands):
PFSweb	$6,032	$6,509
Supplies Distributors	28	35
Eliminations	—	—

	$6,060	$6,544

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	December 31,	December 31,
	2010	2009
Capital expenditures (in thousands):
PFSweb	$3,774	$4,438
Supplies Distributors	—	2
Eliminations	—	—

	$3,774	$4,440

Assets (in thousands):
PFSweb	$62,617	$65,716
Supplies Distributors	73,992	69,291
eCOST	8,183	13,579
Eliminations	(14,562)	(20,817)

	$130,230	$127,769

     Geographic areas in which the Company operates include the United States, Europe (primarily Belgium), and Canada. The following is geographic information by area. Revenues are attributed based on the Company’s domicile.

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009
Revenues (in thousands):
United States	$194,791	$183,937
Europe	77,758	81,460
Canada	5,439	5,389
Inter-segment eliminations	(3,472)	(2,894)

	$274,516	$267,892

Other long-lived assets (in thousands):
United States	$11,525	$16,181
Europe	765	900
Canada	163	195

	$12,453	$17,276

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
12. Discontinued Operations
     In February 2011, the Company sold certain assets of eCOST to a third party for a total aggregate cash purchase price of approximately $2.3 million (before expenses of approximately $0.2 million). Accordingly, the accompanying consolidated financial statements reflect the related operating results of the eCOST segment as discontinued operations for all periods presented.
     Summarized financial information in the accompanying consolidated statements of operations for the discontinued eCOST operations is as follows (in thousands):

	Twelve Months
	Ended
	December 31,
	2010	2009
Product revenue, net	$69,172	$84,607
Expenses	70,327	84,257
Goodwill and intangible asset impairment	2,792	—

Income (loss) before provision for income taxes	(3,947)	350
Provision for income taxes	28	8

Discontinued operations, net of income taxes	$(3,975)	$342

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
     Summarized financial information in the accompanying consolidated balance sheets for the discontinued eCOST operations is as follows (in thousands):

	As of
	December 31,
	2010	2009
Inventories, net	$2,776	$4,372
Identifiable intangibles	316	422
Goodwill	810	3,602

Assets of discontinued operations	$3,902	$8,396

     At December 31, 2010 and 2009, the amount of allowance for slow moving inventory included in discontinued operations is $0.2 million and $0.3 million, respectively.
     The original eCOST acquisition resulted in a purchase price in excess of the fair value of net identifiable assets acquired and liabilities assumed. This excess purchase price, $18.9 million, was allocated to goodwill. Goodwill, which is not deductible for tax purposes, is not amortized yet is subject to an annual impairment test, using a fair-value-based approach. In 2008 and prior, following the Company’s analysis of the carrying value of goodwill, the Company determined the carrying value of goodwill exceeded its fair value, which resulted in cumulative non-cash goodwill write-offs of $15.3 million. During the Company’s 2010 analysis of the carrying value of goodwill, using the February 2011 sale as a basis to determine the fair value, the Company recorded a non-cash goodwill write-off of $2.8 million, which is included in loss from discontinued operations. The remaining balance of goodwill, $0.8 million as of December 31, 2010, is included in assets of discontinued operations.

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
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
     We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010. This evaluation was based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Based on our evaluation under the framework in Internal Control—Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was effective as of December 31, 2010.
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

Item 9B. Other Information
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     Reference is made to the information to be set forth in the section entitled “Board of Directors” and “Committees of the Board” in the definitive proxy statement in connection with our Annual Meeting of Shareholders (the “Proxy Statement”), which section is incorporated herein by reference. Our Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the last day of our fiscal year ended December 31, 2010.
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
     The following table summarizes information with respect to equity compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2010:

	Number of
	securities to be
	issued upon	Weighted-average	Number of
	exercise of	exercise price of	securities
	outstanding options	outstanding options	remaining available
Plan category (1)	and warrants	and warrants	for future issuance
Equity compensation plans approved by security holders	2,193,673	$4.28	845,443
Equity compensation plans not approved by security holders	88,719	$4.28	—

Total	2,282,392		845,443

(2)	See Note 5 to the Consolidated Financial Statements for more detailed information regarding the Company’s equity compensation plans.
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
2.	Exhibits

Exhibit
Number	Description of Exhibits
3.1 (1)	Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.1.1 (20)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.1.2 (32)	Certificate of Amendment to Certificate of Incorporation of PFSweb, Inc.

3.1.3 (36)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.2 (1)	Amended and Restated Bylaws

3.2.1 (26)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.

2.2.2 (39)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.

4.1 (30)	Rights Agreement, dated as of June 8, 2000, between the Company and ChaseMellon Shareholder Services, LLC

4.1 (31)	Amendment No. 1 to Rights Agreement, dated as of May 30, 2008 between the Company and Mellon Investor Services LLC, as successor to ChaseMellon Shareholder Services, L.L.C., as rights agent.

4.1 (38)	Amendment No. 2 to Rights Agreement, dated as of May 24, 2010 between the Company and Mellon Investor Services LLC, as successor to ChaseMellon Shareholder Services, L.L.C., as rights agent.

4.1 (39)	Amendment No. 3 to Rights Agreement, dated as of July 2, 2010 between the Company and Mellon Investor Services LLC, as successor to ChaseMellon Shareholder Services, L.L.C., as rights agent.

10.1 (17)	PFSweb, Inc. 2005 Employee Stock Purchase Plan.

10.2 (18)	Amendment 3 to Loan and Security Agreement.

10.3 (18)	Amendment 6 to Agreement for Inventory Financing.

10.4 (18)	Amendment 1 to First Amended and Restated Loan and Security Agreement.

10.5 (16)	Amendment 5 to Amended and Restated Platinum Plan Agreement.

10.6 (16)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

10.7 (16)	Amendment No. 5 to Agreement for Inventory Financing.

10.8 (1)	Industrial Lease Agreement between Shelby Drive Corporation and Priority Fulfillment Services, Inc.

10.9 (1)	Lease Contract between Transports Weerts and Priority Fulfillment Services Europe B.V.

Exhibit
Number	Description of Exhibits
10.10 (2)	Form of Change of Control Agreement between the Company and each of its executive officers

10.11 (4)	Ninth Amendment to Lease Agreement by and between AGBRI ATRIUM. L.P., and Priority Fulfillment Services, Inc.

10.12 (5)	Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., Inventory Financing Partners, LLC and IBM Credit Corporation

10.13 (5)	Amended and Restated Collateralized Guaranty by and between Priority Fulfillment Services, Inc. and IBM Credit Corporation

10.14 (5)	Amended and Restated Guaranty to IBM Credit Corporation by PFSweb, Inc.

10.15 (5)	Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation

10.16 (5)	Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors Europe B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

10.17 (5)	Amended and Restated Collateralized Guaranty between Priority Fulfillment Services, Inc. and IBM Belgium Financial Services S.A.

10.18 (5)	Amended and Restated Guaranty to IBM Belgium Financial Services S.A. by PFSweb, Inc.

10.19 (5)	Subordinated Demand Note by and between Supplies Distributors, Inc. and Priority Fulfillment Services, Inc.

10.20 (5)	Notes Payable Subordination Agreement between Congress Financial Corporation (Southwest) and Priority Fulfillment Services, Inc.

10.21 (5)	Guarantee in favor of Congress Financial Corporation (Southwest) by Business Supplies Distributors Holdings, LLC, Priority Fulfillment Services, Inc. and PFSweb, Inc.

10.22 (5)	General Security Agreement by Priority Fulfillment Services, Inc. in favor of Congress Financial Corporation (Southwest).

10.23 (5)	Inducement Letter by Priority Fulfillment Services, Inc. and PFSweb, Inc. in favor of Congress Financial Corporation (Southwest).

10.24 (6)	Form of Executive Severance Agreement between the Company and each of its executive officers.

10.24.1 (33)	Form of Amendment to Executive Severance Agreement.

10.24.2 (33)	Form of Amendment to Change in Control Severance Agreement.

10.24.3 (39)	Severance, Nondisclosure, Nonsolicitation and Noncompete Agreement dated July 2, 2010 between the Company and Cynthia Almond.

10.25 (7)	Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., Inventory Financing Partners, LLC and IBM Credit Corporation

10.26 (7)	Amendment to Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors Europe B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

10.27 (7)	Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation

10.28 (7)	Amendment to Factoring agreement dated March 29, 2002 between Supplies Distributors S.A. and Fortis Commercial Finance N.V.

10.29 (8)	Unconditional Guaranty of PFSweb, Inc. to Comerica Bank — California

10.30 (8)	Security Agreement of PFSweb, Inc. to Comerica Bank — California

Exhibit
Number	Description of Exhibits
10.31 (8)	Intellectual Property Security Agreement between Priority Fulfillment Services, Inc. and Comerica Bank — California

10.32 (8)	Amendment 2 to Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

10.33 (8)	Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., and IBM Credit LLC

10.34 (9)	Amendment to factoring agreement dated April 30, 2003 between Supplies Distributors S.A. and Fortis Commercial Finance N.V.

10.35 (9)	Loan and Security Agreement by and between Congress Financial Corporation (Southwest), as Lender and Supplies Distributors, Inc., as Borrower dated March 29, 2002.

10.36 (9)	General Security Agreement — Business Supplies Distributors Holdings, LLC in favor of Congress Financial Corporation (Southwest)

10.37 (9)	Stock Pledge Agreement between Supplies Distributors, Inc. and Congress Financial Corporation (Southwest)

10.38 (9)	First Amendment to General Security Agreement by Priority Fulfillment Services, Inc. in favor of Congress Financial Corporation (Southwest)

10.39 (12)	Industrial Lease Agreement between New York Life Insurance Company and Daisytek, Inc.

10.40 (12)	First Amendment to Industrial Lease Agreement between New York Life Insurance Company, Daisytek, Inc. and Priority Fulfillment Services, Inc.

10.41 (12)	Second Amendment to Industrial Lease Agreement between ProLogis North Carolina Limited Partnership and Priority Fulfillment Services, Inc.

10.42 (12)	Modification, Ratification and Extension of Lease between Shelby Drive Corporation and Priority Fulfillment Services, Inc.

10.43 (13)	Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., and IBM Credit LLC

10.44 (13)	Amendment 4 to Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

10.45 (13)	Third Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.

10.46 (13)	First Amendment to Loan and Security Agreement by and between Congress Financial Corporation (Southwest), as Lender and Supplies Distributors, Inc., as Borrower.

10.47 (13)	Form of Modification to Executive Severance Agreement.

10.48 (14)	Industrial Lease Agreement by and between Industrial Developments International, Inc. and Priority Fulfillment Services, Inc.

10.49 (14)	Guaranty by PFSweb, Inc. in favor of Industrial Developments International, Inc.

10.50 (14)	Lease between Fleet National Bank and Priority Fulfillment Services, Inc.

10.51 (14)	Guaranty by PFSweb, Inc. in favor of Fleet National Bank

10.52 (14)	Amendment No. 3 to Lease dated as of March 3, 1999 between Fleet National Bank and Priority Fulfillment Services, Inc.

10.53 (15)	Loan Agreement between Mississippi Business Finance Corporation and Priority Fulfillment Services, Inc. dated as of November 1, 2004

10.54 (15)	Reimbursement Agreement between Priority Fulfillment Services, Inc. and Comerica Bank

10.55 (15)	First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

Exhibit
Number	Description of Exhibits
10.56 (15)	Remarketing Agreement between Priority Fulfillment Services, Inc. and Comerica Securities

10.57 (20)	Amendment to factoring agreement dated December 12, 2005 between Supplies Distributors S.A. and Fortis Commercial Finance N.V.

10.58 (21)	Fourth Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.

10.59 (21)	Amendment 7 to Agreement for Inventory Financing.

10.60 (21)	Amendment 6 to Amended and Restated Platinum Plan Agreement.

10.61 (21)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

10.62 (21)	Second Amendment to Loan and Security Agreement by and between eCOST.com, Inc. and Wachovia Capital Finance Corporation (Western).

10.63 (21)	Amendment 4 to Loan and Security Agreement.

10.64 (21)	Guaranty by PFSweb, Inc., in favor of Wachovia Capital Finance Corporation (Western).

10.65 (21)	Second Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

10.66 (23)	Tenth Amendment to Lease Agreement by and between Plano Atrium, LLC and Priority Fulfillment Services, Inc.

10.67 (24)	Fifth Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.

10.68 (24)	Amendment 8 to Agreement for Inventory Financing.

10.69 (24)	Fourth Amendment to the Loan and Security Agreement by and between eCOST.com, Inc. and Wachovia Capital Finance Corporation (Western).

10.70 (24)	Amendment 5 to Loan and Security Agreement.

10.71 (24)	Amendment 7 to Amended and Restated Platinum Plan Agreement.

10.72 (24)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

10.73 (25)	Fifth Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

10.74 (27)	Second Amendment to Industrial Lease Agreement by and between Industrial Property Fund VI, LLC and Priority Fulfillment Services, Inc.

10.75 (29)	Sixth Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.

10.76 (29)	Amendment 9 to Agreement for Inventory Financing.

10.77 (29)	Amendment 8 to Amended and Restated Platinum Plan Agreement.

10.78 (29)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

10.79 (29)	Sixth Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

10.80 (34)	Sixth Amendment to Loan and Security Agreement dated January 6, 2009 between Wachovia Bank and Supplies Distributors, Inc.

10.81 (34)	Fifth Amendment to Loan and Security Agreement dated January 6, 2009 between Wachovia Bank and eCOST.com Inc.

10.82 (35)	Seventh Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.

10.83 (35)	Amendment 10 to Agreement for Inventory Financing.

10.84 (35)	Amendment 9 to Amended and Restated Platinum Plan Agreement.

10.85 (35)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

Exhibit
Number	Description of Exhibits
10.86 (35)	Seventh Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

10.87 (36)	Amended and Restated 2005 Employee Stock and Incentive Plan of PFSweb, Inc.

10.88 (36)	Amended and Restated Non-Employee Director Stock Option and Retainer Plan of PFSweb, Inc.

10.89 (37)	Eighth Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.

10.90 (37)	Amendment 11 to Agreement for Inventory Financing.

10.91 (37)	Amendment 10 to Amended and Restated Platinum Plan Agreement.

10.92 (37)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

10.93 (37)	Eighth Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

10.94 (37)	2010 Management Bonus Plan

10.95 (40)	Asset Purchase Agreement by and between eCOST.com., PC Mall, Inc. and Mall Acquisition 3, Inc. dated as of February 17, 2011.

10.96 (41)	Consent and Lien release dated as of February 17, 2011, by and between Wells Fargo Bank, National Association and eCOST.com, Inc.

21 (41)	Subsidiary Listing

23.1 (41)	Consent of GRANT THORNTON, LLP, Independent Registered Public Accounting Firm

31.1 (41)	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2 (41)	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1 (41)	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended March 31, 2001

(3)	Incorporated by reference from PFSweb, Inc. Form 10-Q/A for the quarterly period ended September 30, 2001

(4)	Incorporated by reference from PFSweb, Inc. Form 10-K for the transition period ended December 31, 2001

(5)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2002

(6)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2002

(7)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2002

(8)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2003

(9)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2003

(10)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2003

(11)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 10, 2003

(12)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2003

(13)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2004

(14)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2004

(15)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2004.

(16)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2005.

(17)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 14, 2005.

(18)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2005.

(19)	Incorporated by reference from PFSweb, Inc. Current Report on Form 8-K filed on November 30, 2005.

(20)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2005.

(21)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2006.

(22)	Incorporated by reference from PFSweb, Inc. Current Report on Form 8-K filed on June 2, 2006.

(23)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2006.

(24)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2006.

(25)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2007.

(26)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 13, 2007.

(27)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2007.

(28)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 2, 2008.

(29)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2008.

(30)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form 8-A filed on June 14, 2000.

(31)	Incorporated by reference from PFSweb, Inc. Report on Form 8K filed on May 30, 2008.

(32)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 2, 2008.

(33)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on January 6, 2009.

(34)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on January 9, 2009.

(35)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on May 15, 2009.

(36)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 14, 2009.

(37)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on May 17, 2010.

(38)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 25, 2010.

(39)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 2, 2010.

(40)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on February 23, 2011.

(41)	Filed herewith.

SCHEDULE I
PFSWEB, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS — PARENT COMPANY ONLY
(In thousands)

	December 31,	December 31,
	2010	2009
ASSETS:
Cash and cash equivalents	$5,006	$182
Receivable from Priority Fulfillment Services, Inc.	5,394	5,390
Receivable from eCOST.com, Inc.	7,400	4,950
Investment in subsidiaries	11,550	18,831

Total assets	$29,350	$29,353

LIABILITIES:
Total liabilities	$—	$—

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	12	10
Additional paid-in capital	101,229	93,152
Accumulated deficit	(73,332)	(65,963)
Accumulated other comprehensive income	1,526	2,239
Treasury stock	(85)	(85)

Total shareholders’ equity	29,350	29,353

Total liabilities and shareholders’ equity	$29,350	$29,353

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

SCHEDULE I
PFSWEB, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS — PARENT COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31
(In thousands)

	2010	2009
EQUITY IN NET LOSS OF CONSOLIDATED SUBSIDIARIES	$(7,369)	$(4,570)

NET LOSS	$(7,369)	$(4,570)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

SCHEDULE I
PFSWEB, INC. AND SUBSIDIARIES
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31
(In thousands)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,369)	$(4,570)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in net loss of consolidated subsidiaries	7,369	4,570

Net cash provided by operating activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	7,270	17
Increase in receivable from eCOST.com, Inc.	(2,450)	(250)
Increase (decrease) in payable due to PFSweb BV SPRL	—	(737)
Increase (decrease) in receivable from Priority Fulfillment Services, Inc., net	(6)	234

Net cash provided by (used in) financing activities	4,814	(736)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	10	(8)

NET INCREASE (DECREASE) IN CASH	4,824	(744)

CASH AND CASH EQUIVALENTS, beginning of period	182	926

CASH AND CASH EQUIVALENTS, end of period	$5,006	$182

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes.

SCHEDULE II
PFSWEB, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31
(Amounts in thousands)

		Additions
	Balance at	Charges to Cost
	Beginning	and	Charges to Other		Balance at End
	of Period	Expenses	Accounts	Deductions	of Period
Year Ended December 31, 2009:
Allowance for doubtful accounts	$980	147	—	(154)	$973
Year Ended December 31, 2010:
Allowance for doubtful accounts	$973	156	—	(375)	$754

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

Signature	Title	Date

/s/ Mark C. Layton	Chairman of the Board, President and	March 31, 2011

Mark C. Layton	Chief Executive Officer (Principal Executive Officer)

/s/ Thomas J. Madden	Executive Vice President and Chief	March 31, 2011

Thomas J. Madden	Financial and Accounting Officer (Principal Financial and Accounting Officer)

/s/ Neil Jacobs Dr. Neil Jacobs	Director	March 31, 2011

/s/ Timothy M. Murray Timothy M. Murray	Director	March 31, 2011

/s/ James F. Reilly James F. Reilly	Director	March 31, 2011

/s/ David I. Beatson David I. Beatson	Director	March 31, 2011