Form 10-Q
period 2011-03-31
PFSWEB INC
filed 2011-05-16
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At May 13, 2011 there were 12,646,229 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES
Form 10-Q
March 31, 2011

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	March 31,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,830	$18,430
Restricted cash	947	1,853
Accounts receivable, net of allowance for doubtful accounts of $752 and $754 at March 31, 2011 and December 31, 2010, respectively	41,336	41,438
Inventories, net of reserves of $1,618 and $1,561 at March 31, 2011 and December 31, 2010, respectively	32,511	35,161
Assets of discontinued operations	—	2,776
Other receivables	13,732	14,539
Prepaid expenses and other current assets	3,801	3,580

Total current assets	111,157	117,777

PROPERTY AND EQUIPMENT, net	9,432	9,124
ASSETS OF DISCONTINUED OPERATIONS	—	1,126
OTHER ASSETS	2,080	2,203

Total assets	$122,669	$130,230

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$20,404	$18,320
Trade accounts payable	46,698	55,692
Deferred revenue	4,979	5,254
Accrued expenses	17,313	15,870

Total current liabilities	89,394	95,136
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	1,249	2,136
OTHER LIABILITIES	3,991	3,608

Total liabilities	94,634	100,880

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 12,299,243 and 12,255,064 shares issued at March 31, 2011 and December 31, 2010, respectively; and 12,280,882 and 12,236,703 outstanding at March 31, 2011 and December 31, 2010, respectively	12	12
Additional paid-in capital	101,602	101,229
Accumulated deficit	(75,615)	(73,332)
Accumulated other comprehensive income	2,121	1,526
Treasury stock at cost, 18,361 shares	(85)	(85)

Total shareholders’ equity	28,035	29,350

Total liabilities and shareholders’ equity	$122,669	$130,230

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2011	2010
REVENUES:
Product revenue, net	$45,283	$45,622
Service fee revenue	18,900	15,979
Pass-through revenue	8,206	6,634

Total revenues	72,389	68,235

COSTS OF REVENUES:
Cost of product revenue	42,466	42,362
Cost of service fee revenue	13,783	11,454
Cost of pass-through revenue	8,206	6,634

Total costs of revenues	64,455	60,450

Gross profit	7,934	7,785
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, including stock based compensation expense of $310 and $96 in the three months ended March 31, 2011 and 2010, respectively	9,288	8,608

Loss from operations	(1,354)	(823)
INTEREST EXPENSE, net	191	254

Loss from continuing operations before income taxes	(1,545)	(1,077)
INCOME TAX EXPENSE	135	126

LOSS FROM CONTINUING OPERATIONS	(1,680)	(1,203)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(603)	(6)

NET LOSS	$(2,283)	$(1,209)

LOSS PER SHARE FROM CONTINUING OPERATIONS:
Basic and Diluted	$(0.14)	$(0.12)

LOSS PER SHARE INCLUDING DISCONTINUED OPERATIONS:
Basic and Diluted	$(0.19)	$(0.12)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and Diluted	12,268	9,936

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,283)	$(1,209)
Loss from discontinued operations	(603)	(6)

Loss from continuing operations	(1,680)	(1,203)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,495	1,554
Provision for doubtful accounts	7	24
Provision for excess and obsolete inventory	3	22
Deferred income taxes	24	—
Stock-based compensation expense	310	96
Changes in operating assets and liabilities:
Restricted cash	62	20
Accounts receivable	746	1,850
Inventories, net	3,550	2,710
Prepaid expenses, other receivables and other assets	1,127	314
Accounts payable, deferred revenue, accrued expenses and other liabilities	(9,179)	(4,545)

Net cash provided by (used in) continuing operating activities	(3,535)	842
Net cash provided by discontinued operating activities	1,311	355

Net cash provided by (used in) operating activities	(2,224)	1,197

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,360)	(886)
Proceeds from sale of eCOST subsidiary	2,327	—

Net cash provided by (used in) investing activities	967	(886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	63	4
Decrease in restricted cash	844	781
Payments on capital lease obligations	(231)	(387)
Proceeds from (payments on) on debt, net	811	(213)

Net cash provided by financing activities	1,487	185

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	170	(217)

NET INCREASE IN CASH AND CASH EQUIVALENTS	400	279
CASH AND CASH EQUIVALENTS, beginning of period	18,430	14,812

CASH AND CASH EQUIVALENTS, end of period	$18,830	$15,091

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under debt and capital leases	$478	$28

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
1. OVERVIEW AND BASIS OF PRESENTATION
     PFSweb, Inc. and its subsidiaries are collectively referred to as the “Company;” “Supplies Distributors” refers to Supplies Distributors, Inc. and its subsidiaries; “Retail Connect” refers to PFSweb Retail Connect, Inc.; and “PFS” refers to Priority Fulfillment Services, Inc. and its subsidiaries and affiliates, excluding Supplies Distributors and Retail Connect. In connection with the sale of certain of the assets of eCOST.com, Inc. (“eCOST”) described below, the name of eCOST was changed to PFSweb Retail Connect, Inc. in March 2011.
PFS Overview
     PFS is an international business process outsourcing provider of end-to-end eCommerce solutions to major brand name companies seeking to optimize their supply chain and to enhance their traditional and online business channels and initiatives in the United States, Canada, and Europe. PFS offers a broad range of service offerings that include digital marketing, eCommerce technologies, order management, customer care, logistics and fulfillment, financial management and professional consulting.
Supplies Distributors Overview
     Supplies Distributors, PFS and InfoPrint Solutions Company (“IPS”), a wholly-owned subsidiary of RICOH Company Limited, have entered into master distributor agreements under which Supplies Distributors acts as a master distributor of various products, primarily IPS product.
     Supplies Distributors has obtained certain financing that allows it to fund the working capital requirements for the sale of primarily IPS products. Pursuant to the transaction management services agreements between PFS and Supplies Distributors, PFS provides to Supplies Distributors transaction management and fulfillment services such as managed web hosting and maintenance, procurement support, web-enabled customer contact center services, customer relationship management, financial services including billing and collection services, information management, and international distribution services. Supplies Distributors does not have its own sales force and relies upon IPS’ sales force and product demand generation activities for its sale of IPS products. Supplies Distributors sells its products in the United States, Canada and Europe.
     All of the agreements between PFS and Supplies Distributors were made in the context of a related party relationship and were negotiated in the overall context of PFS’ and Supplies Distributors’ arrangement with IPS. Although management believes that the terms of these agreements are generally consistent with fair market values, there can be no assurance that the prices charged to or by each company under these arrangements are not higher or lower than the prices that may be charged by, or to, unaffiliated third parties for similar services.
eCOST Overview
     Until February 2011 the Company operated eCOST as a multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise, which sold products primarily to customers in the United States. In February 2011 the Company sold substantially all of the inventory and certain intangible assets of the eCOST business unit for a cash purchase price of $2.3 million (before expenses of approximately $0.2 million) and the assumption by the purchaser of certain limited liabilities of eCOST. The purchase price represented approximately $1 million for inventory and the balance for the intangible assets. In connection with the closing of this business unit, the Company incurred exit costs of approximately $0.3 million related to employee termination costs, excess property and equipment and certain contract termination costs and may incur additional costs, including excess facility costs. In December 2010, the Company recorded a non-cash goodwill impairment charge of approximately $2.8 million as a result of this sale. For all periods presented, the Company has reported the operating results of the eCOST segment, excluding costs expected to continue to occur in the future, as discontinued

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
operations. The remaining assets and business operations of eCOST will be conducted under the name PFSweb Retail Connect and will continue to provide certain services, primarily under a product ownership based model, to certain of the Company’s client relationships on an ongoing basis.
Basis of Presentation
     The unaudited interim condensed consolidated financial statements as of March 31, 2011, and for the three months ended March 31, 2011 and 2010, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim consolidated financial statements of the Company include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of March 31, 2011, its results of operations for the three months ended March 31, 2011 and 2010 and its cash flows for the three months ended March 31, 2011 and 2010. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.
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
     Estimates and assumptions about future events and their effects cannot be determined with certainty. The Company bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as the operating environment changes. These changes have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 in the section entitled “Risk Factors.” Based on a critical assessment of accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes the Company’s consolidated financial statements are fairly stated in accordance with generally accepted accounting principles in the United States of America, and provide a fair presentation of the Company’s financial position and results of operations.
Investment in Affiliates
     PFS has made advances to Supplies Distributors that are evidenced by a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Subordinated Note cannot be increased to more than $5.0 million or decreased to less than $3.5 million without prior approval of the Company’s lenders. At March 31, 2011 and December 31, 2010,

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
the outstanding balance of the Subordinated Note was $4.3 million in both periods. The Subordinated Note is eliminated in the Company’s consolidated financial statements.
     PFS has also made advances to Retail Connect, which aggregated $11.1 million as of both March 31, 2011 and December 31, 2010. Certain terms of the Company’s debt facilities provide that the total advances to Retail Connect may not be less than $2.0 million without prior approval of Retail Connect’s lender, if needed. PFSweb, Inc. has also advanced to Retail Connect an additional $7.4 million as of both March 31, 2011 and December 31, 2010.
Concentration of Business and Credit Risk
     The Company’s service fee revenue is generated under contractual service fee relationships with multiple client relationships. No service fee client or product revenue customer exceeded 10% of the Company’s consolidated total net revenue or accounts receivable during the three months ended March 31, 2011. A summary of the nonaffiliated customer and client concentrations is as follows:

	Three Months Ended
	March 31,
	2011	2010
Product Revenue (as a percentage of Product Revenue):
Customer 1	15%	15%
Customer 2	11%	12%

Service Fee Revenue (as a percentage of Service Fee Revenue):
Client 1	15%	2%
Client 2	5%	14%
Client 3	1%	14%

Accounts Receivable:
Customer 2	7%	10%
     PFS previously operated three distinct geographical contract arrangements with Client 3, which are aggregated in the service fee revenue percentages reflected above. As of March 31, 2011, substantially all of Client 3’s contracts with PFS had expired in accordance with their terms and were not renewed.
     The Company has provided certain collateralized guarantees of its subsidiaries’ financings and credit arrangements. These subsidiaries’ ability to obtain financing on similar terms would be significantly impacted without these guarantees.
     The Company has multiple arrangements with International Business Machines Corporation (“IBM”) and IPS and is dependent upon the continuation of such arrangements. These arrangements, which are critical to the Company’s ongoing operations, include Supplies Distributors’ master distributor agreements and certain of Supplies Distributors’ working capital financing agreements. Substantially all of the Supplies Distributors’ revenue is generated by its sale of product purchased from IPS. Supplies Distributors also relies upon IPS’ sales force and product demand generation activities and the discontinuance of such services would have a material impact upon Supplies Distributors’ business. In addition, Supplies Distributors has product sales to IBM and IPS business affiliates and the Company has an IBM term master lease agreement applicable to its financing of property and equipment.
Inventories
     Inventories (all of which are finished goods) are stated at the lower of weighted average cost or market. The Company establishes inventory reserves based upon estimates of declines in values due to inventories that are slow moving or obsolete, excess levels of inventory or values assessed at lower than cost.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
     Supplies Distributors assumes responsibility for slow-moving inventory under its IPS master distributor agreements, subject to certain termination rights, but has the right to return product rendered obsolete by engineering changes, as defined. In the event PFS, Supplies Distributors and IPS terminate the master distributor agreements, the agreements provide for the parties to mutually agree on a plan of disposition of Supplies Distributors’ then existing inventory.
Property and Equipment
     The Company’s property held under capital leases amounted to approximately $1.8 million and $1.5 million, net of accumulated amortization of approximately $1.8 million and $2.8 million, at March 31, 2011 and December 31, 2010, respectively.
Cash Paid for Interest and Taxes
     The Company made payments for interest of approximately $0.2 million during each of the three month periods ended March 31, 2011 and 2010. Income taxes of approximately $0.1 million were paid by the Company during both the three month periods ended March 31, 2011 and 2010.
3. COMPREHENSIVE LOSS (in thousands)

	Three Months Ended
	March 31,
	2011	2010
Net loss	$(2,283)	$(1,209)
Other comprehensive income (loss):
Foreign currency translation adjustment	595	(628)

Comprehensive loss	$(1,688)	$(1,837)

4. NET LOSS PER COMMON SHARE
     Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. For the three months ended March 31, 2011 and 2010, outstanding options to purchase common shares of 2.7 million and 1.8 million, respectively, were anti-dilutive and have been excluded from the diluted weighted average share computation.
5. STOCK AND STOCK OPTIONS
     In May 2010, the Company completed a public offering pursuant to which the Company issued and sold an aggregate of 2.3 million shares of common stock, par value $.001 per share, at $3.50 per share, resulting in net proceeds after deducting offering expenses of $7.3 million.
     During the three months ended March 31, 2011, the Company issued an aggregate of 600,000 options to purchase shares of common stock to officers and employees of the Company.
6. VENDOR FINANCING:
     Outstanding obligations under vendor financing arrangements consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Inventory and working capital financing agreements:
United States	$16,983	$16,472
Europe	16,696	11,318

Total	$33,679	$27,790

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
Inventory and Working Capital Financing Agreement, United States
     Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of IPS products in the United States, providing financing for eligible IPS inventory and certain receivables up to $25.0 million through its expiration in March 2012. As of March 31, 2011, Supplies Distributors had $0.9 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including other direct or indirect Company subsidiaries), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors, as well as a collateralized guarantee of PFS and a Company parent guarantee. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $3.5 million and the Company is required to maintain a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (3.75% as of March 31, 2011). The facility also includes a monthly service fee. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.
Inventory and Working Capital Financing Agreement, Europe
     Supplies Distributors’ European subsidiary has a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance its distribution of IPS products in Europe. The asset based credit facility with IBM Belgium provides up to 16.0 million euros (approximately $22.7 million as of March 31, 2011) in inventory financing and cash advances based on eligible inventory and accounts receivable through its expiration in March 2012. As of March 31, 2011, Supplies Distributors’ European subsidiaries had 2.0 million euros (approximately $2.8 million) of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors and its European subsidiary to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including other direct or indirect Company subsidiaries), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors’ European subsidiary, as well as collateralized guaranties of Supplies Distributors and PFS and a Company parent guarantee. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $3.5 million and the Company is required to maintain a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest at Euribor plus 1.82% for cash advances, and, after a defined free financing period, at Euribor plus 4.1% for inventory financings. As of March 31, 2011, the interest rate was 5.0% on the $16.7 million of outstanding inventory financings. Supplies Distributors’ European subsidiary pays a monthly service fee on the commitment. Given the structure of this facility and as outstanding inventory financing balances are repaid within twelve months, the Company has classified the outstanding inventory financing amounts under this facility as accounts payable in the consolidated balance sheets.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
6. DEBT AND CAPITAL LEASE OBLIGATIONS;
     Outstanding obligations under debt and capital lease obligations consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Loan and security agreements, United States Supplies Distributors	$8,788	$7,220
PFS	6,500	6,000
Credit facility — Retail Connect	—	—
Factoring agreement, Europe	2,376	2,302
Taxable revenue bonds	800	1,600
Master lease agreements	2,583	2,660
Other	606	674

Total	21,653	20,456
Less current portion of long-term debt	20,404	18,320

Long-term debt, less current portion	$1,249	$2,136

Loan and Security Agreement — Supplies Distributors
     Supplies Distributors has a loan and security agreement with Wells Fargo Bank, National Association (“Wells Fargo”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of March 31, 2011, Supplies Distributors had $1.2 million of available credit under this agreement. The Wells Fargo facility expires on the earlier of March 2014 or the date on which the parties to the IPS master distributor agreement no longer operate under the terms of such agreement and/or IPS no longer supplies products pursuant to such agreement. Borrowings under the Wells Fargo facility accrue interest at prime rate plus 0.25% to 0.75% (3.75% as of March 31, 2011) or Eurodollar rate plus 2.5% to 3.0%, dependent on excess availability and subject to a minimum of 3.0%, as defined. The interest rate as of March 31, 2011 was 3.75% for $7.8 million of outstanding borrowings and 3.0% for $1.0 million of outstanding borrowings. This agreement contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including other direct or indirect Company subsidiaries), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guarantee of PFS and a Company parent guarantee. Additionally, PFS is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $3.5 million and may not maintain restricted cash of more than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks and Wells Fargo pursuant to which a security interest was granted to Wells Fargo for all U.S. and Canadian customer remittances received in specified bank accounts. At March 31, 2011 and December 31, 2010, these bank accounts held $0.7 million and $0.8 million, respectively, which was restricted for payment to Wells Fargo.
Loan and Security Agreement — PFS
     PFS has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”). The Comerica Agreement provides for up to $10.0 million of eligible accounts receivable financing through September 2012. The Comerica Agreement also allows for up to $12.5 million of eligible accounts receivable financing during certain seasonal peak months. As of March 31, 2011, PFS had $3.4 million of available credit under this facility. Borrowings under the Comerica Agreement accrue interest at a defined rate, which will generally be prime rate plus 2%, with a minimum of 4.5% (5.25% at March 31, 2011). The Comerica Agreement contains cross default provisions, various restrictions upon PFS’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including other direct or indirect Company subsidiaries), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the Subordinated Note receivable from Supplies Distributors to a maximum of $5.0 million. Comerica has provided approval for PFS to advance incremental amounts subject to certain cash inflows to PFS, as defined, to certain of its subsidiaries and/or affiliates, if needed. The Comerica Agreement is secured by all of the assets of PFS, as well as a Company parent guarantee.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
Credit Facility — Retail Connect
     Retail Connect has an asset-based line of credit facility of up to $7.5 million from Wachovia Bank, N.A. (“Wachovia”), through May 2011, which is collateralized by substantially all of Retail Connect’s assets. Borrowings under the facility are limited to a percentage of eligible accounts receivable and inventory up to a specified amount. Outstanding borrowings under the facility bear interest at rates ranging from prime rate plus 0.75% to 1.25% or Eurodollar rate plus 3.0% to 4.0%, depending on Retail Connect’s financial results. There were no outstanding borrowings as of March 31, 2011. As of March 31, 2011, Retail Connect had $0.1 million of letters of credit outstanding and $0.1 million of available credit under this facility. Subsequent to the sale of certain assets in February 2011, amounts available under the outstanding letters of credit are secured by restricted cash in equivalent amounts until expiration. In connection with the line of credit, Retail Connect entered into a cash management arrangement whereby Retail Connect’s operating amounts are considered restricted and swept and used to repay outstanding amounts under the line of credit, if any. As of March 31, 2011 and December 31, 2010, the restricted cash amount was $0.1 million and $0.2 million, respectively. The credit facility restricts Retail Connect’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties (including other direct or indirect Company subsidiaries), make investments and loans, pledge assets, make changes to capital stock ownership structure, and requires a minimum tangible net worth for Retail Connect of $0 million, as defined. The Company has guaranteed all current and future obligations of Retail Connect under this line of credit.
Factoring Agreement
     Supplies Distributors’ European subsidiary had a factoring agreement with Fortis Commercial Finance N.V. (“Fortis”) that provided factoring for up to 7.5 million euros (approximately $10.7 million as of March 31, 2011) of eligible accounts receivables through March 2011. This factoring agreement was accounted for as a secured borrowing. Borrowings accrued interest at Euribor plus 1.2% (2.1% at March 31, 2011). This agreement contained various restrictions upon the ability of Supplies Distributors’ European subsidiary to, among other things, merge, consolidate and incur indebtedness, as well as financial covenants, such as minimum net worth. This agreement was secured by a guarantee of Supplies Distributors, up to a maximum of 200,000 euros.
     Supplies Distributors’ European subsidiary has entered into a new factoring agreement with BNP Paribas Fortis effective April 1, 2011 that provides factoring for up to 7.5 million euros (approximately $10.7 million as of March 31, 2011) of eligible accounts receivables through April 1, 2014 as well as certain financial covenants, including minimum tangible net worth. Borrowings under the new agreement will accrue interest at Euribor plus 0.7%.
Taxable Revenue Bonds
     PFS has a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned the proceeds of the Bonds to PFS for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in one of the Company’s Southaven, Mississippi distribution facilities. The Bonds bear interest at a variable rate (0.4% as of March 31, 2011), as determined by Comerica Securities, as Remarketing Agent. PFS, at its option, may convert the Bonds to a fixed rate, to be determined by the Remarketing Agent at the time of conversion.
     The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) issued by Comerica pursuant to a Reimbursement Agreement between PFS and Comerica under which PFS is obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has a maturity date of April 2012. The Bonds require final principal repayment of $800,000 in January of 2012. PFS’ obligations under the Reimbursement Agreement are secured by substantially all of the assets of PFS and a Company parent guarantee.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
Debt Covenants
     To the extent the Company or any of its subsidiaries fail to comply with covenants applicable to its debt or vendor financing obligations, including the monthly financial covenant requirements and required level of shareholders’ equity or net worth, and one or all of the lenders accelerate the repayment of the credit facility obligations, the Company would be required to repay all amounts outstanding thereunder. In particular, if PFS service fee revenue declines from expected levels and it is unable to reduce costs to correspond to such reduced revenue levels or if Supplies Distributors revenue or gross profit declines from expected levels, such events may result in a breach of one or more of the financial covenants required under its working capital line of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and demand for payment under the Company parent guarantee. Any acceleration of the repayment of the credit facilities would have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. As of March 31, 2011, the Company was in compliance with all debt covenants.
Master Lease Agreements
     The Company has a Term Lease Master Agreement with IBM Credit Corporation (“Master Lease Agreement”) that provides for leasing or financing transactions of equipment and other assets, which generally have terms of three years. The amounts outstanding under this Master Lease Agreement ($0.7 million as of March 31, 2011 and $1.0 million as of December 31, 2010) are secured by the related equipment and a Company parent guarantee.
     The Company has other leasing and financing agreements and will continue to enter into those arrangements as needed to finance the purchasing or leasing of certain equipment or other assets. Borrowings under these agreements are generally secured by the related equipment, and in certain cases, by a Company parent guarantee.
7. SEGMENT INFORMATION
     The Company is currently organized into two primary operating segments, which generally align with the corporate organization structure. In the first segment, PFS is an international provider of various business process outsourcing solutions and operates as a service fee business. In the second operating segment (“Business and Retail Connect”), subsidiaries of the Company purchase inventory from clients and resell the inventory to client customers. In this segment, the Company generally recognizes product revenue.

	Three Months Ended
	March 31,
	2011	2010
Revenues (in thousands):
PFS	$28,770	$24,316
Business and Retail Connect	45,283	45,622
Eliminations	(1,664)	(1,703)

	$72,389	$68,235

Income (loss) from continuing operations (in thousands):
PFS	$(1,919)	$(1,636)
Business and Retail Connect	239	433
Eliminations	—	—

	$(1,680)	$(1,203)

Depreciation and amortization (in thousands):
PFS	$1,488	$1,546
Business and Retail Connect	7	8

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements

	Three Months Ended
	March 31,
	2011	2010
Eliminations	—	—

	$1,495	$1,554

Capital expenditures (in thousands):
PFS	$1,357	$876
Business and Retail Connect	3	10
Eliminations	—	—

	$1,360	$886

	March 31,	December 31,
	2011	2010
Assets (in thousands):
PFS	$62,668	$62,617
Business and Retail Connect	75,292	82,175
Eliminations	(15,291)	(14,562)

	$122,669	$130,230

8. COMMITMENTS AND CONTINGENCIES
     The Company receives municipal tax abatements in certain locations. During 2004 the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements. In December 2006, the Company received notice that the municipal authority planned to make an adjustment to the Company’s tax abatement. The Company disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against the Company and the timing of the related payments has not been finalized. As of March 31, 2011, the Company believes it has adequately accrued for the expected assessment.
     In April 2010, a sales employee of eCOST was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. The Company received subpoenas from the Office of the U.S. Attorney requesting information regarding the employee and other matters, and the Company has responded to the subpoenas and is fully cooperating with the Office of the U.S. Attorney. The Company has commenced its own investigation into the actions of the employee. Neither the Company nor eCOST have been charged with any criminal activity, and the Company intends to seek the recovery or reimbursement of the funds which are currently classified as other receivables in the March 31, 2011 financial statements. Based on the information available to date, the Company is unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or the inability of the Company to recover such funds or any significant portion thereof, or any costs and expenses incurred by the Company in connection with this matter will not have a material adverse effect upon the Company’s financial condition or results of operations.
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
9. DISCONTINUED OPERATIONS
     In February 2011, the Company sold certain assets of eCOST to a third party for a total aggregate cash purchase price of approximately $2.3 million (before expenses of approximately $0.2 million). Accordingly, the accompanying consolidated financial statements reflect the related operating results of the eCOST segment as discontinued operations for all periods presented.
     Summarized financial information in the accompanying consolidated statements of operations for the

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
discontinued eCOST operations is as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Product revenue, net	$6,725	$20,025
Expenses	7,319	20,030

Income (loss) before provision for income taxes	(594)	(5)
Provision for income taxes	(9)	(1)

Discontinued operations, net of income taxes	$(603)	$(6)

     Summarized financial information in the accompanying consolidated balance sheet for the discontinued eCOST operations, which were sold in February 2011, is as follows (in thousands):

December 31,
2010
Inventories, net	$2,776
Identifiable intangibles	316
Goodwill	810

Assets of discontinued operations	$3,902

     At December 31, 2010, the amount of allowance for slow moving inventory included in discontinued operations was $0.2 million.
     The original eCOST acquisition resulted in a purchase price in excess of the fair value of net identifiable assets acquired and liabilities assumed. This excess purchase price was allocated to goodwill. Goodwill, which is not deductible for tax purposes, is not amortized yet is subject to an annual impairment test, using a fair-value-based approach. The remaining balance of goodwill, $0.8 million as of December 31, 2010, was included in assets of discontinued operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.
Forward-Looking Information
     We have made forward-looking statements in this Report on Form 10-Q. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “seek,” “strive,” “believe,” “expect,” “anticipate,” “predict,” “potential,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “target” and “estimate” or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to those set forth above or elsewhere in this Report on Form 10-Q and our Form 10-K for the year ended December 31, 2010, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:
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
     We have based these statements on our current expectations about future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee these expectations actually will be achieved. In addition, some forward-looking statements are based upon assumptions as to future events that may not prove to be accurate. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future.

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
     We refer to the standard PFS seller services financial model as the Enablement model. In this model, our clients own the inventory and are the merchants of record and engage us to provide various business outsourcing services in support of their business operations. We derive our service fee revenues from a broad range of service offerings that include digital marketing, eCommerce technologies, order management, customer care, logistics and fulfillment, financial management and professional consulting. We offer our services as an integrated solution, which enables our clients to outsource their complete infrastructure needs to a single source and to focus on their core competencies. Our distribution services are conducted at warehouses we lease or manage. We currently provide infrastructure and distribution solutions to clients that operate in a range of vertical markets, including technology manufacturing, computer products, cosmetics, fragile goods, contemporary home furnishings, apparel, aviation, telecommunications, consumer electronics and consumer packaged goods, among others.
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
     In general, we provide the Enablement model through our PFS and Supplies Distributors subsidiaries, the Agent or Flash model through our PFS and Supplies Distributors subsidiaries and the Retail model through our Supplies

Distributors subsidiaries and our Retail Connect subsidiary. In connection with the sale of certain of the assets of eCOST.com (“eCOST”), the name of eCOST was changed to PFSweb Retail Connect, Inc., in March 2011.
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
     Growth within our Retail model is currently primarily driven by our ability to attract new master distributor arrangements with IPS or other manufacturers and the sales and marketing efforts of the manufacturers and third party sales partners.
     We continue to monitor and control our costs to focus on profitability. While we are targeting our new service fee contracts to yield incremental gross profit, we also expect to incur incremental investments in technology development, operational and support management and sales and marketing expenses.
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

Results of Operations
For the Interim Periods Ended March 31, 2011 and 2010
     The results of operations related to the eCOST business unit that was sold in February 2011 have been reported as discontinued operations for both periods presented below. The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenue (in millions):

					% of Total
			Change		Revenue
	2011	2010	$	%	2011		2010
Revenues:
Product revenue, net	$45.3	$45.6	$(0.3)	(0.7)%	62.6%		66.9%
Service fee revenue	18.9	16.0	2.9	18.3%	26.1%		23.4%
Pass-through revenue	8.2	6.6	1.6	23.7%	11.3%		9.7%

Total net revenues	72.4	68.2	4.2	6.1%	100.0%		100.0%

Cost of Revenues
Cost of product revenue	42.5	42.3	0.2	0.2%	93.8	%(1)	92.9%
Cost of service fee revenue	13.8	11.5	2.3	20.3%	72.9	%(2)	71.7%
Pass-through cost of revenue	8.2	6.6	1.6	25.7%	100.0	%(3)	100.0%

Total cost of revenues	64.5	60.4	4.1	6.6%	89.0%		88.6%

Product revenue gross profit	2.8	3.3	(0.5)	(13.6)%	6.2	%(1)	7.1%
Service fee gross profit	5.1	4.5	0.6	13.1%	27.1	%(2)	28.3%
Pass-through gross profit	—	—	—

Total gross profit	7.9	7.8	0.1	1.9%	11.0%		11.4%
Selling, General and Administrative Expenses	9.3	8.6	0.7	7.9%	12.8%		12.6%

Loss from operations	(1.4)	(0.8)	(0.6)	64.5%	(1.8)%		(1.2)%
Interest expense, net	0.2	0.3	(0.1)	(24.8)%	0.3%		0.4%

Loss from continuing operations before income taxes	(1.6)	(1.1)	(0.5)	43.5%	(2.1)%		(1.6)%
Income tax expense, net	0.1	0.1	—	7.1%	0.2%		0.2%

Loss from continuing operations	(1.7)	(1.2)	(0.5)	39.7%	(2.3)%		(1.8)%
Income (loss) from discontinued operations, net of tax	(0.6)	—	(0.6)	(9,950.0)%	(0.9)%		—%

Net loss	$(2.3)	$(1.2)	$(1.1)	(88.8)%	(3.2)%		(1.8)%

(1)	% of net revenues represents the percent of Product revenue, net.

(2)	% of net revenues represents the percent of Service fee revenue.

(3)	% of net revenues represents the percent of Pass-through revenue.
     Product Revenue, net. Product revenue of $45.3 million in the three months ended March 31, 2011 decreased $0.3 million or 0.7% as compared to the same quarter of the prior year. We currently expect our total 2011 annual product revenue to remain relatively stable as compared to 2010 levels.
     Service Fee Revenue. Service fee revenue of $18.9 million increased $2.9 million, or 18.3%, in the three months ended March 31, 2011 as compared to the same quarter of the prior year. The increase in service fee revenue for the three months ended March 31, 2011 is primarily due to increased service fees from existing client relationships along with service fees from new client relationships that began in late 2010 and early 2011. The change in service fee revenue is shown below ($ millions):

Three
Months
Period ended March 31, 2010	$16.0
New service contract relationships	3.0
Change in existing client service fees	2.2
Terminated clients not included in 2011 revenue	(2.3)

Period ended March 31, 2011	$18.9

     Cost of Product Revenue. The cost of product revenue increased by $0.2 million, or 0.2%, to $42.5 million in the three months ended March 31, 2011. The resulting gross profit margin was $2.8 million, or 6.2% of product revenue, for the three months ended March 31, 2011 and $3.3 million, or 7.1% of product revenue, for the comparable 2010 period. The primary reason for the decrease in gross profit margin is the impact of certain incremental gross margin earned on product sales in the three months ended March 31, 2010 that did not occur in 2011.
     Cost of Service Fee Revenue. Gross profit as a percentage of service fees was 27.1% in three month period ended March 31, 2011 and 28.3% in the same period of 2010. The margin in the prior year period includes the benefit of certain higher margin incremental project work.
     We target to earn an overall average gross profit of 25-30% on existing and new service fee contracts, but we have and may continue to accept lower gross margin percentages on certain contracts depending on contract scope and other factors.
     Selling, General and Administrative Expenses. Selling, General and Administrative expenses for the three months ended March 31, 2011 and 2010 were $9.3 million and $8.6 million, respectively. As a percentage of total net revenue, selling, general and administrative expenses were 12.8% in the three months ended March 31, 2011 and 12.6% in the prior year period. The increase in costs is primarily attributable to increased non-cash stock compensation expense, sales and marketing costs, personnel related expense as well as growth in technology related costs required to support current and future growth.
     Income Taxes. We record a tax provision associated primarily with state income taxes and our subsidiary Supplies Distributors’ Canadian and European operations as well as our Philippines operations. A valuation allowance has been provided for the majority of our net deferred tax assets which are primarily related to our net operating loss carryforwards and certain foreign deferred tax assets. We expect we will continue to record an income tax provision associated with state income taxes and Supplies Distributors’ Canadian and European results of operations as well as our Philippines operations.
     Income (Loss) from Discontinued Operations, Net of Tax. Discontinued operations generated a loss of approximately $0.6 million and $6,000 in the three months ended March 31, 2011 and 2010, respectively. In February 2011, we sold substantially all of the inventory and certain intangible assets applicable to our eCOST business unit for a total aggregate cash purchase price of approximately $2.3 million. For both of the three month periods ending March 31, 2011 and 2010, we have classified the operating results of this business unit, excluding costs expected to continue to occur in the future, as discontinued operations.
Liquidity and Capital Resources
     Net cash used in continuing operating activities was $3.5 million for the three months ended March 31, 2011, and primarily resulted from a decrease of $9.2 million in accounts payable, deferred revenue, accrued expenses and other liabilities partially offset by a $3.6 million decrease in inventories, a decrease in prepaid expenses, other receivables and other assets of $1.1 million and a decrease in accounts receivable of $0.7 million. Net cash provided by discontinued operating activities was $1.3 million in the three months ended March 31, 2011.
     Net cash provided by continuing operating activities was $0.8 million for the three months ended March 31, 2010, and primarily resulted from a decrease in inventories of $2.7 million, a $1.9 million decrease in accounts receivable and cash income before working capital changes of $0.5 million partially offset by a $4.5 million decrease in accounts payable, accrued expenses and other liabilities. Net cash provided by discontinued operating activities was $0.4 million in the three months ended March 31, 2010.
     Net cash provided by investing activities for the three months ended March 31, 2011 was $1.0 million and consisted of proceeds of $2.3 million related to the sale of our eCOST subsidiary in February 2011 partially offset by a $1.4 million use of cash resulting from capital expenditures.
     Net cash used in investing activities for the three months ended March 31, 2010 was $0.9 million resulting from capital expenditures.
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
     Net cash provided by financing activities was approximately $1.5 million for the three months ended March 31, 2011, representing a decrease in restricted cash of $0.8 million and net proceeds from debt of $0.8 million partially offset by payments on capital lease obligations.
     Net cash provided by financing activities was approximately $0.2 million for the three months ended March 31, 2010, representing a decrease in restricted cash partially offset by payments on debt and capital lease obligations.
     During the three months ended March 31, 2011, our working capital decreased to $21.8 million from $22.6 million at December 31, 2010 primarily due to paydown of debt facilities and a net loss from operations. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities, entering into new debt agreements or transferring to third parties a portion of our subordinated loan balance due from Supplies Distributors. In conjunction with certain of these alternatives, we may be required to provide certain letters of credit to secure these arrangements. No assurances can be given we will be successful in obtaining any additional financing or the terms thereof. We currently believe our cash position, financing available under our credit facilities and funds generated from operations will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our current debt and lease obligations, and additional loans to our subsidiaries, if necessary, for at least the next twelve months.
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
     In support of certain debt instruments and leases, as of March 31, 2011, we had $0.9 million of cash restricted for repayment to lenders. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain of our subsidiaries’ credit facilities. Many of these facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other credit facilities and agreements. These covenants include minimum levels of net worth for the individual borrower subsidiaries and restrictions on the ability of the borrower subsidiaries to advance funds to other borrower subsidiaries. As a result, it is possible for one or more of these borrower subsidiaries to fail to meet their respective covenants even if another borrower subsidiary otherwise has available excess funds, which, if not restricted, could be used to cure the default. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. In particular, if PFS service fee revenue declines from expected levels and it is unable to reduce costs to correspond to such reduced revenue levels or if Supplies Distributors revenue or gross profit declines from expected levels, such events may result in a breach of one or more of the financial covenants required under their working capital lines of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and payment under our Company parent guarantee. A requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of March 31, 2011, we were in compliance with all debt covenants. Further, any non-renewal of any of our credit facilities would have a material adverse impact on our business and financial condition. We do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.
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
     We receive municipal tax abatements in certain locations. During 2004 we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements. In December 2006, we received notice that the municipal authority planned to make an adjustment to our tax abatement. We disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against us and the timing of the related payments has not been finalized. As of March 31, 2011, we believe we have adequately accrued for the expected assessment.
     In April 2010, a sales employee of eCOST was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. We received subpoenas from the Office of the U.S. Attorney requesting information regarding the employee and other matters, and have responded to such subpoenas and are fully cooperating with the Office of the U.S. Attorney. We have commenced our own investigation into the actions of the employee. Neither the Company nor eCOST have been charged with any criminal activity, and we intend to seek the recovery or reimbursement of the funds, which are currently classified as other receivables in the March 31, 2011 financial statements. Based on the information available to date, we are unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or our inability to recover such funds or any significant portion thereof, or any costs and expenses we may incur in connection with such matter will not have a material adverse effect upon our financial condition or results of operations.
     Supplies Distributors Financing
     To finance their distribution of IPS products, Supplies Distributors and its subsidiaries have short-term credit facilities with IBM Credit LLC (“IBM Credit”) and IBM Belgium Financial Services S.A. (“IBM Belgium”). We have provided a collateralized guarantee to secure the repayment of these credit facilities. These asset-based credit facilities provided financing for up to $25.0 million and up to 16 million euros (approximately $22.7 million at March 31, 2011) with IBM Credit and IBM Belgium, respectively. These agreements expire in March 2012.
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
     Supplies Distributors’ European subsidiary had a factoring agreement with Fortis Commercial Finance

N.V. (“Fortis”) to provide factoring for up to 7.5 million euros (approximately $10.7 million as of March 31, 2011) of eligible accounts receivables through March 2011. The subsidiary has entered into a new factoring agreement with BNP Paribas Fortis effective April 1, 2011 to replace the previous factoring agreement and provide factoring for up to 7.5 million euros (approximately $10.7 million as of March 31, 2011) of eligible accounts receivables under similar terms through April 1, 2014 as well as certain financial covenants, including minimum tangible net worth.
     These credit facilities contain cross default provisions, various restrictions upon the ability of Supplies Distributors and its subsidiaries to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to related parties (including other direct or indirect Company subsidiaries), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as cash flow from operations, annualized revenue to working capital, net profit after tax to revenue, minimum net worth and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as a collateralized guarantees by their respective parent companies including Supplies Distributors and/or PFS and a Company parent guarantee. Additionally, we are required to maintain a subordinated loan to Supplies Distributors of no less than $3.5 million, not maintain restricted cash of more than $5.0 million, are restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure and a minimum shareholders’ equity of at least $18.0 million. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or its subsidiaries under these facilities if they are unable to do so. We have also provided a guarantee of the obligations of Supplies Distributors and its subsidiaries to IBM and IPS, excluding the trade payables that are financed by IBM credit.
     PFS Financing
     PFS has a Loan and Security Agreement (“Agreement”) with Comerica Bank (“Comerica”), which provides for up to $10.0 million of eligible accounts receivable financing through September 2012. The Agreement allows for up to $12.5 million of eligible accounts receivable financing during certain seasonal peak months. We entered this Agreement to supplement our existing cash position, and provide funding for our current and future operations, including our targeted growth. The Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties (including other direct or indirect Company subsidiaries), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20.0 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Agreement also limits PFS’ ability to increase the subordinated loan to Supplies Distributors to more than $5.0 million and permits PFS to advance incremental amounts subject to certain cash inflows to PFS, as defined, to certain of its subsidiaries and/or affiliates. The Agreement is secured by all of the assets of PFS, as well as a Company parent guarantee.
     PFS financed certain capital expenditures through a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) pursuant to which the MBFC issued MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned PFS the proceeds of the Bonds for the purpose of financing the acquisition and installation of equipment, machinery and related assets to support incremental business from a Southaven, Mississippi distribution facility. The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) issued by Comerica pursuant to a Reimbursement Agreement between PFS and Comerica under which PFS is obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has a maturity date of April 2012. The amount outstanding on this Loan Agreement as of March 31, 2011 was $0.8 million, the payment of which is due in January 2012. PFS’ obligations under the Reimbursement Agreement are secured by substantially all of its assets, including restricted cash of $0.1 million, and a Company parent guarantee.
     Retail Connect Financing
     Retail Connect has an asset-based line of credit facility of up to $7.5 million with Wachovia Bank N.A. (“Wachovia”), which is collateralized by substantially all of Retail Connect’s assets and expires in May 2011. Borrowings under the facility are limited to a percentage of accounts receivable and inventory, up to specified maximums. As of March 31, 2011, Retail Connect had $0.1 million of letters of credit outstanding and $0.1 million of available credit under this facility. Amounts available under the outstanding letters of credit are currently secured by restricted cash in equivalent amounts. The credit facility restricts Retail Connect’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as a minimum tangible net worth of $0 million, as defined. The Company has guaranteed all current and future obligations of Retail Connect under this line of credit.
     In February 2011, we sold substantially all of the inventory and certain intangible assets of eCOST for a cash purchase price of $2.3 million (before expenses of approximately $0.2 million) and the assumption by the purchases of certain limited liabilities of eCOST. In connection with the closing of this business unit, we incurred exit costs of approximately $0.3 million related to employee termination costs, excess property and equipment and contract termination costs and may incur additional costs, including excess facility costs. During 2010, we recorded a non-cash goodwill impairment charge of approximately $2.8 million.
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
Critical Accounting Policies
     A description of our critical accounting policies is included in Note 2 of the consolidated financial statements in our December 31, 2010 Annual Report on Form 10-K.

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
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15-d-15(f) of the Exchange Act) during the three months ended March 31, 2011 that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     None
ITEM 1A. Risk Factors
     In addition to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on March 31, 2011, our business, financial condition and operating results could be adversely affected by any or all of the following factors.
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
     Our business and future growth currently depend on our ability to access bank and commercial lines of credit. We currently depend on an aggregate of approximately $103.2 million in line of credit facilities provided by various banks and commercial lenders. These lines of credit currently mature at various dates through March 2014 and are secured by substantially all our assets. Our ability to renew our line of credit facilities depends upon various factors, including the availability of bank loans and commercial credit in general, as well as our financial condition and prospects. Therefore, we cannot guarantee that these credit facilities will continue to be available beyond their current maturities on reasonable terms or at all. Our inability to renew or replace our credit facilities or find alternative financing would materially adversely affect our business, financial condition, operating results and cash flow.
We operate with significant levels of indebtedness and are required to comply with certain financial and non-financial covenants; we are required to maintain a minimum level of subordinated loans to our subsidiary Supplies Distributors; and we have guaranteed certain indebtedness and obligations of our subsidiaries Supplies Distributors and Retail Connect.
     As of March 31, 2011, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of IPS product inventory, was approximately $55.3 million. Certain of the credit facilities have maturity dates in calendar year 2012 or beyond, but are classified as current liabilities in our consolidated financial statements given the underlying nature of the credit facility. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. Any non-renewal or any default under any of our credit facilities would have a material adverse impact upon our business and financial condition. In addition we have provided $4.3 million of subordinated indebtedness to Supplies Distributors as of March 31, 2011. The maximum level of this subordinated indebtedness to Supplies Distributors that may be provided without approval from our lenders is $5.0 million. The restrictions on increasing this amount without lender approval may limit our ability to comply with certain loan covenants or further grow and develop Supplies Distributors’ business. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies

Distributors by its lenders to the extent Supplies Distributors is unable to do so. We have also guaranteed Retail Connect’s $7.5 million credit line, as well as certain of its vendor trade payables.
Specific Risks Related to Our Business Process Outsourcing Business
Our business is subject to the risk of customer and supplier concentration.
     For the three months ended March 31, 2011, three clients represented approximately 21% of our total service fee revenue (excluding pass-through revenue) and approximately 9% of our total consolidated revenue. For the three months ended March 31, 2010 these three clients represented approximately 29% of our total service fee revenue (excluding pass-through revenue) and approximately 10% of our total consolidated revenue. The loss of any one or more of these clients may have a material adverse effect upon our business and financial condition.
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
     Sales by Supplies Distributors to three customers in the aggregate accounted for approximately 30% and 40% of Supplies Distributors’ total product revenue for the three months ended March 31, 2011 and 2010, respectively, (18% and 25% of our consolidated net revenues in the three month period ended March 31, 2011 and 2010, respectively). The loss of any one or all of such customers, or non-payment of any material amount by these or any other customer, would have a material adverse effect upon Supplies Distributors’ business.
Risks Related to Our Stock
Our stock price could decline if a significant number of shares become available for sale.
     As of March 31, 2011, we have an aggregate of 2.7 million stock options outstanding to employees, directors and others with a weighted average exercise price of $4.45 per share. The shares of common stock that may be issued upon exercise of these options may be resold into the public market. Sales of substantial amounts of common stock in the public market as a result of the exercise of these options, or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
ITEM 3. Defaults Upon Senior Securities
     None
ITEM 4. [Removed and Reserved]
ITEM 5. Other Information
     None
ITEM 6. Exhibits and Reports on Form 8-K
     a) Exhibits:

Exhibit
No.	Description of Exhibits
3.1(1)	Amended and Restated Certificate of Incorporation of PFSweb, Inc.

Exhibit
No.	Description of Exhibits
3.1.1(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.1.2(4)	Certificate of Amendment to Certificate of Incorporation of PFSweb, Inc.

3.1.3(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.2(1)	Amended and Restated By-Laws

3.2.1(3)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.

3.2.2(6)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.

10.1*	Factoring Agreement by and between BNP Paribus Fortis Factor and Supplies Distributors, S.A.

10.2*	Amendment 12 to Agreement for Inventory Financing.

10.3*	Amendment 11 to Amended and Restated Platinum Plan Agreement.

10.4*	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

10.5*	Ninth Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

10.6*	2011 Management Bonus Plan

10.7*	Seventh Amendment to Loan and Security Agreement dated January 6, 2009 between Wells Fargo Bank and Supplies Distributors, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended December, 31, 2005 filed on March 31, 2006.

(3)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 13, 2007.

(4)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 2, 2008.

(5)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 14, 2009.

(6)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 2, 2010.

*	Filed Herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 16, 2011

PFSweb, Inc.
By:	/s/ Thomas J. Madden
Thomas J. Madden Chief Financial Officer, Chief Accounting Officer, Executive Vice President