Form 10-Q
period 2011-06-30
PFSWEB INC
filed 2011-08-15
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At August 12, 2011 there were 12,648,789 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES
Form 10-Q
June 30, 2011

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	June 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,959	$18,430
Restricted cash	1,267	1,853
Accounts receivable, net of allowance for doubtful accounts of $718 and $754 at June 30, 2011 and December 31, 2010, respectively	37,225	41,438
Inventories, net of reserves of $1,582 and $1,561 at June 30, 2011 and December 31, 2010, respectively	38,985	35,161
Assets of discontinued operations	—	2,776
Other receivables	12,779	14,539
Prepaid expenses and other current assets	4,405	3,580

Total current assets	113,620	117,777

PROPERTY AND EQUIPMENT, net	10,775	9,124
ASSETS OF DISCONTINUED OPERATIONS	—	1,126
OTHER ASSETS	2,216	2,203

Total assets	$126,611	$130,230

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$19,191	$18,320
Trade accounts payable	49,134	55,692
Deferred revenue	5,470	5,254
Accrued expenses	18,690	15,870

Total current liabilities	92,485	95,136

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	1,135	2,136
OTHER LIABILITIES	4,074	3,608

Total liabilities	97,694	100,880

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 12,667,150 and 12,255,064 shares issued at June 30, 2011 and December 31, 2010, respectively; and 12,648,789 and 12,236,703 outstanding at June 30, 2011 and December 31, 2010, respectively	13	12
Additional paid-in capital	103,511	101,229
Accumulated deficit	(76,833)	(73,332)
Accumulated other comprehensive income	2,311	1,526
Treasury stock at cost, 18,361 shares	(85)	(85)

Total shareholders’ equity	28,917	29,350

Total liabilities and shareholders’ equity.	$126,611	$130,230

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
REVENUES:
Product revenue, net	$38,799	$43,654	$84,082	$89,276
Service fee revenue	20,970	16,567	39,870	32,546
Pass-through revenue	8,239	6,186	16,445	12,820

Total revenues	68,008	66,407	140,397	134,642

COSTS OF REVENUES:
Cost of product revenue	35,411	40,623	77,877	82,985
Cost of service fee revenue	15,795	11,987	29,578	23,441
Cost of pass-through revenue	8,239	6,186	16,445	12,820

Total costs of revenues	59,445	58,796	123,900	119,246

Gross profit	8,563	7,611	16,497	15,396
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, including stock based compensation expense of $399 and $262 in the three months ended June 30, 2011 and 2010, respectively and $709 and $358 in the six months ended June 30, 2011 and 2010, respectively	9,430	8,378	18,718	16,986

Loss from operations	(867)	(767)	(2,221)	(1,590)
INTEREST EXPENSE, net	270	234	461	488

Loss from continuing operations before income taxes	(1,137)	(1,001)	(2,682)	(2,078)
INCOME TAX EXPENSE	95	54	230	180

LOSS FROM CONTINUING OPERATIONS	(1,232)	(1,055)	(2,912)	(2,258)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	14	(440)	(589)	(446)

NET LOSS	$(1,218)	$(1,495)	$(3,501)	$(2,704)

LOSS PER SHARE FROM CONTINUING OPERATIONS:
Basic	$(0.10)	$(0.10)	$(0.23)	$(0.22)

Diluted	$(0.10)	$(0.10)	$(0.23)	$(0.22)

LOSS PER SHARE INCLUDING DISCONTINUED OPERATIONS:
Basic	$(0.10)	$(0.14)	$(0.28)	$(0.26)

Diluted	$(0.10)	$(0.14)	$(0.28)	$(0.26)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	12,567	10,796	12,418	10,369

Diluted	12,567	10,796	12,418	10,369

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,501)	$(2,704)
Loss from discontinued operations	(589)	(446)

Loss from continuing operations	(2,912)	(2,258)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,038	3,134
Provision for doubtful accounts	22	76
Provision for excess and obsolete inventory	17	64
Deferred income taxes	32	(8)
Stock-based compensation expense	709	358
Changes in operating assets and liabilities:
Restricted cash	75	108
Accounts receivable	4,987	2,985
Inventories, net	(2,540)	513
Prepaid expenses, other receivables and other assets	1,568	(803)
Accounts payable, deferred revenue, accrued expenses and other liabilities	(5,378)	(619)

Net cash provided by (used in) continuing operating activities	(382)	3,550
Net cash provided by (used in) discontinued operating activities	1,254	(388)

Net cash provided by operating activities	872	3,162

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,016)	(1,876)
Proceeds from sale of eCOST subsidiary	2,327	—

Net cash used in investing activities	(1,689)	(1,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	1,574	7,286
Decrease in restricted cash	511	578
Payments on capital lease obligations	(488)	(738)
Payments on debt, net	(537)	(3,256)

Net cash provided by financing activities	1,060	3,870

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	286	(558)

NET INCREASE IN CASH AND CASH EQUIVALENTS	529	4,598

CASH AND CASH EQUIVALENTS, beginning of period	18,430	14,812

CASH AND CASH EQUIVALENTS, end of period	$18,959	$19,410

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under debt and capital leases	$685	$355

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
eCOST Overview
     Until February 2011 the Company operated eCOST primarily as a multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise, which sold products primarily to customers in the United States. In February 2011 the Company sold substantially all of the inventory and certain intangible assets of the eCOST discount retailer business unit for a cash purchase price of $2.3 million (before expenses of approximately $0.2 million) and the assumption by the purchaser of certain limited liabilities of eCOST. The purchase price represented approximately $1 million for inventory and the balance for the intangible assets. In connection with the closing of this business unit, the Company incurred exit costs of approximately $0.3 million related to employee termination costs, excess property and equipment and certain contract termination costs and may incur additional costs, including excess facility costs. In December 2010, the Company recorded a non-cash goodwill impairment charge of approximately $2.8 million as a result of this sale. For all periods presented, the Company has reported the operating results of the eCOST discount retailer business unit, excluding costs expected to continue to occur in the future, as discontinued

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
operations. The remaining assets and business operations of eCOST will be conducted under the name PFSweb Retail Connect and will continue to provide certain services, primarily under a product ownership based model, to certain of the Company’s client relationships on an ongoing basis.
Basis of Presentation
     The unaudited interim condensed consolidated financial statements as of June 30, 2011, and for the three and six months ended June 30, 2011 and 2010, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim consolidated financial statements of the Company include all adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2011, its results of operations for the three and six months ended June 30, 2011 and 2010 and its cash flows for the six months ended June 30, 2011 and 2010. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.
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
Investment in Affiliates
     PFS has made advances to Supplies Distributors that are evidenced by a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of the Company’s debt facilities, the outstanding

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
balance of the Subordinated Note cannot be increased to more than $5.0 million or decreased to less than $3.5 million without prior approval of the Company’s lenders. At June 30, 2011 and December 31, 2010, the outstanding balance of the Subordinated Note was $4.3 million in both periods. The Subordinated Note is eliminated in the Company’s consolidated financial statements.
     PFS has also made advances to Retail Connect, which aggregated $11.1 million as of both June 30, 2011 and December 31, 2010. Certain terms of the Company’s debt facilities provide that the total advances to Retail Connect may not be less than $2.0 million without prior approval of Retail Connect’s lender, if needed. PFSweb, Inc. has also advanced to Retail Connect an additional $7.4 million as of both June 30, 2011 and December 31, 2010. The PFS and PFSweb advances are eliminated in the Company’s consolidated financial statements.
Concentration of Business and Credit Risk
     The Company’s service fee revenue is generated under contractual service fee relationships with multiple client relationships. No service fee client or product revenue customer exceeded 10% of the Company’s consolidated total net revenue or accounts receivable during the six months ended June 30, 2011. A summary of the nonaffiliated customer and client concentrations is as follows:

	Six Months Ended
	June 30,
	2011	2010
Product Revenue (as a percentage of Product Revenue):
Customer 1	15%	16%
Customer 2	11%	12%

Service Fee Revenue (as a percentage of Service Fee Revenue):
Client 1	14%	6%
Client 2	14%	4%
Client 3	1%	13%
     PFS previously operated three distinct geographical contract arrangements with Client 3, which are aggregated in the service fee revenue percentages reflected above. As of June 30, 2011, substantially all of Client 3’s contracts with PFS had expired in accordance with their terms and were not renewed.
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

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
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
Property and Equipment
     The Company’s property held under capital leases amounted to approximately $1.7 million and $1.5 million, net of accumulated amortization of approximately $2.0 million and $2.8 million, at June 30, 2011 and December 31, 2010, respectively.
Cash Paid for Interest and Taxes
     The Company made payments for interest of approximately $0.5 million in each of the six month periods ended June 30, 2011 and 2010. Income taxes of approximately $0.3 million were paid by the Company during both the six month periods ended June 30, 2011 and 2010.
Impact of Recently Issued Accounting Standards
     In June 2011, the Financial Accounting Standards Board issued new accounting guidance regarding the presentation of comprehensive income. The new guidance requires the presentation of items of net income and comprehensive income in either a single continuous financial statement or in two separate but consecutive financial statements. This account guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The impact of adoption will not have a material effect on the Company’s consolidated financial statements as it only requires a change in the format of the Company’s current presentation.
3. COMPREHENSIVE LOSS (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss	$(1,218)	$(1,495)	$(3,501)	$(2,704)
Other comprehensive income (loss):
Foreign currency translation adjustment	190	(812)	785	(1,440)

Comprehensive loss	$(1,028)	$(2,307)	$(2,716)	$(4,144)

4. NET LOSS PER COMMON SHARE
     Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. For the three and six months ended June 30, 2011 and 2010, outstanding options to purchase common shares of 2.4 million in each period were anti-dilutive and have been excluded from the diluted weighted average share computation.
5. STOCK AND STOCK OPTIONS
     In May 2010, the Company completed a public offering pursuant to which the Company issued and sold an aggregate of 2.3 million shares of common stock, par value $.001 per share, at $3.50 per share, resulting in net proceeds after deducting offering expenses of $7.3 million.
     During the six months ended June 30, 2011 and 2010, the Company issued an aggregate of 660,000 and 650,000 options, respectively, to purchase shares of common stock to officers, directors, employees and consultants of the Company.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
6. VENDOR FINANCING:
     Outstanding obligations under vendor financing arrangements consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Inventory and working capital financing agreements:
United States	$18,143	$16,472
Europe	17,720	11,318

Total	$35,863	$27,790

Inventory and Working Capital Financing Agreement, United States
     Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of IPS products in the United States, providing financing for eligible IPS inventory and certain receivables up to $25.0 million through its expiration in March 2012. As of June 30, 2011, Supplies Distributors had $4.3 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including other direct or indirect Company subsidiaries), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors, as well as a collateralized guarantee of PFS and a Company parent guarantee. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $3.5 million and the Company is required to maintain a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (3.75% as of June 30, 2011). The facility also includes a monthly service fee. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.
Inventory and Working Capital Financing Agreement, Europe
     Supplies Distributors’ European subsidiary has a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance its distribution of IPS products in Europe. The asset based credit facility with IBM Belgium provides up to 16.0 million euros (approximately $23.0 million as of June 30, 2011) in inventory financing and cash advances based on eligible inventory and accounts receivable through its expiration in March 2012. As of June 30, 2011, Supplies Distributors’ European subsidiaries had 3.0 million euros (approximately $4.3 million) of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors and its European subsidiary to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including other direct or indirect Company subsidiaries), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors’ European subsidiary, as well as collateralized guaranties of Supplies Distributors and PFS and a Company parent guarantee. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $3.5 million and the Company is required to maintain a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest at Euribor plus 1.82% for cash advances, and, after a defined free financing period, at Euribor plus 4.1% for inventory financings. As of June 30, 2011, the interest rate was 5.4% on the $17.7 million of outstanding inventory financings. Supplies Distributors’ European subsidiary pays a monthly service fee on the commitment. Given the structure of this facility and as outstanding inventory financing

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
balances are repaid within twelve months, the Company has classified the outstanding inventory financing amounts under this facility as accounts payable in the consolidated balance sheets.
7. DEBT AND CAPITAL LEASE OBLIGATIONS;
     Outstanding obligations under debt and capital lease obligations consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Loan and security agreements, United States
Supplies Distributors	$8,164	$7,220
PFS	5,250	6,000
Credit facility — Retail Connect	—	—
Factoring agreement, Europe	2,385	2,302
Taxable revenue bonds	800	1,600
Master lease agreements	2,438	2,660
Other	1,289	674

Total	20,326	20,456
Less current portion of long-term debt	19,191	18,320

Long-term debt, less current portion	$1,135	$2,136

Loan and Security Agreement — Supplies Distributors
     Supplies Distributors has a loan and security agreement with Wells Fargo Bank, National Association (“Wells Fargo”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of June 30, 2011, based on the available borrowing collateral balances, Supplies Distributors did not have available credit under this agreement. The Wells Fargo facility expires on the earlier of March 2014 or the date on which the parties to the IPS master distributor agreement no longer operate under the terms of such agreement and/or IPS no longer supplies products pursuant to such agreement. Borrowings under the Wells Fargo facility accrue interest at prime rate plus 0.25% to 0.75% (3.75% as of June 30, 2011) or Eurodollar rate plus 2.5% to 3.0%, dependent on excess availability and subject to a minimum of 3.0%, as defined. The interest rate as of June 30, 2011 was 3.75% for $6.2 million of outstanding borrowings and 3.0% for $2.0 million of outstanding borrowings. This agreement contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including other direct or indirect Company subsidiaries), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guarantee of PFS and a Company parent guarantee. Additionally, PFS is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $3.5 million and may not maintain restricted cash of more than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks and Wells Fargo pursuant to which a security interest was granted to Wells Fargo for all U.S. and Canadian customer remittances received in specified bank accounts. At June 30, 2011 and December 31, 2010, these bank accounts held $1.0 million and $0.8 million, respectively, which was restricted for payment to Wells Fargo.
Loan and Security Agreement — PFS
     PFS has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”). The Comerica Agreement provides for up to $10.0 million of eligible accounts receivable financing through September 2012. The Comerica Agreement also allows for up to $12.5 million of eligible accounts receivable financing during certain seasonal peak months. As of June 30, 2011, PFS had $4.7 million of available credit under this facility. Borrowings under the Comerica Agreement accrue interest at a defined rate, which will generally be prime rate plus 2%, with a minimum of 4.5% (5.25% at June 30, 2011). The Comerica Agreement contains cross default provisions, various restrictions upon PFS’ ability to, among

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including other direct or indirect Company subsidiaries), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the Subordinated Note receivable from Supplies Distributors to a maximum of $5.0 million. Comerica has provided approval for PFS to advance incremental amounts subject to certain cash inflows to PFS, as defined, to certain of its subsidiaries and/or affiliates, if needed. The Comerica Agreement is secured by all of the assets of PFS, as well as a Company parent guarantee.
Credit Facility — Retail Connect
     Retail Connect has an asset-based line of credit facility of up to $7.5 million from Wachovia Bank, N.A. (“Wachovia”), through May 2012, which is collateralized by substantially all of Retail Connect’s assets. Borrowings under the facility are limited to a percentage of eligible accounts receivable and inventory up to a specified amount. Outstanding borrowings under the facility bear interest at prime rate plus 1% or Eurodollar rate plus 3.5%. There were no outstanding borrowings as of June 30, 2011. As of June 30, 2011, Retail Connect had $0.1 million of letters of credit outstanding and $0.1 million of available credit under this facility. Subsequent to the sale of certain assets in February 2011, amounts available under the outstanding letter of credit are secured by restricted cash in equivalent amounts until expiration. In connection with the line of credit, Retail Connect entered into a cash management arrangement whereby Retail Connect’s operating amounts are considered restricted and swept and used to repay outstanding amounts under the line of credit, if any. As of June 30, 2011 and December 31, 2010, the restricted cash amount was $0.1 million and $0.2 million, respectively. The credit facility restricts Retail Connect’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties (including other direct or indirect Company subsidiaries), make investments and loans, pledge assets, make changes to capital stock ownership structure, and requires a minimum tangible net worth for Retail Connect of $0 million, as defined. The Company has guaranteed all current and future obligations of Retail Connect under this line of credit.
Factoring Agreement
     Supplies Distributors’ European subsidiary has a factoring agreement with BNP Paribas Fortis that provides factoring for up to 7.5 million euros (approximately $10.8 million as of June 30, 2011) of eligible accounts receivables through March 2014. This factoring agreement is accounted for as a secured borrowing. Borrowings accrue interest at Euribor plus 0.7% (2.0% at June 30, 2011). This agreement contains certain financial covenants, including minimum tangible net worth.
Taxable Revenue Bonds
     PFS has a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned the proceeds of the Bonds to PFS for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in one of the Company’s Southaven, Mississippi distribution facilities. The Bonds bear interest at a variable rate (0.3% as of June 30, 2011), as determined by Comerica Securities, as Remarketing Agent. PFS, at its option, may convert the Bonds to a fixed rate, to be determined by the Remarketing Agent at the time of conversion.
     The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) issued by Comerica pursuant to a Reimbursement Agreement between PFS and Comerica under which PFS is obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has a maturity date of April 2012. The Bonds require a final principal repayment of $800,000 in January of

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
2012. PFS’ obligations under the Reimbursement Agreement are secured by substantially all of the assets of PFS and a Company parent guarantee.
Debt Covenants
     To the extent the Company or any of its subsidiaries fail to comply with covenants applicable to its debt or vendor financing obligations, including the monthly financial covenant requirements and required level of shareholders’ equity or net worth, and one or all of the lenders accelerate the repayment of the credit facility obligations, the Company would be required to repay all amounts outstanding thereunder. In particular, if PFS service fee revenue declines from expected levels and it is unable to reduce costs to correspond to such reduced revenue levels or if Supplies Distributors revenue or gross profit declines from expected levels, such events may result in a breach of one or more of the financial covenants required under its working capital line of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and demand for payment under the Company parent guarantee. Any acceleration of the repayment of the credit facilities would have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. As of June 30, 2011, the Company was in compliance with all debt covenants.
Master Lease Agreements
     The Company has a Term Lease Master Agreement with IBM Credit Corporation (“Master Lease Agreement”) that provides for leasing or financing transactions of equipment and other assets, which generally have terms of three years. The amounts outstanding under this Master Lease Agreement ($0.6 million as of June 30, 2011 and $1.0 million as of December 31, 2010) are secured by the related equipment and a Company parent guarantee.
     The Company has other leasing and financing agreements and will continue to enter into such arrangements as needed to finance the purchasing or leasing of certain equipment or other assets. Borrowings under these agreements are generally secured by the related equipment, and in certain cases, by a Company parent guarantee.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
8. SEGMENT INFORMATION
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues (in thousands):
PFS	$30,798	$24,506	$59,568	$48,822
Business and Retail Connect	38,799	43,654	84,082	89,276
Eliminations	(1,589)	(1,753)	(3,253)	(3,456)

	$68,008	$66,407	$140,397	$134,642

Income (loss) from continuing operations (in thousands):
PFS	$(1,729)	$(1,376)	$(3,648)	$(3,012)
Business and Retail Connect	497	321	736	754
Eliminations	—	—	—	—

	$(1,232)	$(1,055)	$(2,912)	$(2,258)

Depreciation and amortization (in thousands):
PFS	$1,536	$1,573	$3,024	$3,119
Business and Retail Connect	7	7	14	15
Eliminations	—	—	—	—

	$1,543	$1,580	$3,038	$3,134

Capital expenditures (in thousands):
PFS	$2,639	$978	$3,996	$1,854
Business and Retail Connect	17	12	20	22
Eliminations	—	—	—	—

	$2,656	$990	$4,016	$1,876

	June 30,	December 31,
	2011	2010
Assets (in thousands):
PFS	$66,144	$62,617
Business and Retail Connect	76,489	82,175
Eliminations	(16,022)	(14,562)

	$126,611	$130,230

9. COMMITMENTS AND CONTINGENCIES
     The Company receives municipal tax abatements in certain locations. During 2004 the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements. In December 2006, the Company received notice that the municipal authority planned to make an adjustment to the Company’s tax abatement. The Company disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against the Company and the timing of the related payments has not been finalized. As of June 30, 2011, the Company believes it has adequately accrued for the expected assessment.
     In April 2010, a sales employee of eCOST was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. The Company received subpoenas from the Office of the U.S. Attorney requesting information regarding the employee and other matters, and the Company has responded to the subpoenas and is fully cooperating with the Office of the U.S. Attorney. The Company has commenced its own

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
investigation into the actions of the employee. Neither the Company nor eCOST have been charged with any criminal activity, and the Company intends to seek the recovery or reimbursement of the funds which are currently classified as other receivables in the June 30, 2011 financial statements. Based on the information available to date, the Company is unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or the inability of the Company to recover such funds or any significant portion thereof, or any costs and expenses incurred by the Company in connection with this matter will not have a material adverse effect upon the Company’s financial condition or results of operations.
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
     Summarized financial information in the accompanying consolidated statements of operations for the discontinued eCOST operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2011	2010	2011	2010
Revenue, net	$86	$16,057	$6,811	$36,082
Expenses	72	16,474	7,391	36,504

Income (loss) before provision for income	14	(417)	(580)	(422)
taxes
Provision for income taxes	—	(23)	(9)	(24)

Discontinued operations, net of income taxes	$14	$(440)	$(589)	$(446)

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
     As an additional service, we offer our second model, the Agent, or Flash, financial model, in which our clients maintain ownership of the product inventory stored at our locations as in the Enablement model. When a customer orders the product from our clients, a “flash” sale transaction passes product ownership to us for each order and we, in turn, immediately re-sell the product to the customer. The “flash” ownership exchange establishes us as the merchant of record, which enables us to use our existing merchant infrastructure to process sales to end customers, removing the need for the clients to establish these business processes internally, but permitting them to control the sales process to end customers. In this model, based on the terms of our current client arrangements, we record product revenue on a net basis.
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

Results of Operations
For the Interim Periods Ended June 30, 2011 and 2010
     The results of operations related to the eCOST business unit that was sold in February 2011 have been reported as discontinued operations for all periods presented below. The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenue (in millions):

	Three Months Ended June 30,					Six Months Ended June 30,
				% of Net Revenues					% of Net Revenues
	2011	2010	Change	2011	2010	2011	2010	Change	2011	2010
Revenues:
Product revenue, net	$38.8	$43.6	$(4.8)	57.1%	65.7%	$84.1	$89.3	$(5.2)	59.9%	66.3%
Service fee revenue	21.0	16.6	4.4	30.8%	25.0%	39.9	32.5	7.4	28.4%	24.2%
Pass-through revenue	8.2	6.2	2.0	12.1%	9.3%	16.4	12.8	3.6	11.7%	9.5%

Total net revenues	68.0	66.4	1.6	100.0%	100.0%	140.4	134.6	5.8	100.0%	100.0%

Cost of Revenues
Cost of product revenue (1)	35.4	40.6	(5.2)	91.3%	93.1%	77.9	83.0	(5.1)	92.6%	93.0%
Cost of service fee revenue (2)	15.8	12.0	3.8	75.3%	72.4%	29.6	23.4	6.2	74.2%	72.0%
Pass-through cost of revenue (3)	8.2	6.2	2.0	100.0%	100.0%	16.4	12.8	3.6	100.0%	100.0%

Total cost of revenues	59.4	58.8	0.6	87.4%	88.5%	123.9	119.2	4.7	88.2%	88.6%

Product revenue gross profit	3.4	3.0	0.4	8.7%	6.9%	6.2	6.3	(0.1)	7.4%	7.0%
Service fee gross profit	5.2	4.6	0.6	24.7%	27.6%	10.3	9.1	1.2	25.8%	28.0%
Pass-through gross profit	—	—	—	—%	—%	—	—	—	—%	—%

Total gross profit	8.6	7.6	1.0	12.6%	11.5%	16.5	15.4	1.1	11.8%	11.4%
Selling, General and Administrative expenses	9.4	8.4	1.0	13.9%	12.6%	18.7	17.0	1.7	13.4%	12.6%

Loss from operations	(0.8)	(0.8)	—	(1.3)%	(1.1)%	(2.2)	(1.6)	(0.6)	(1.6)%	(1.2)%
Interest expense, net	0.3	0.2	0.1	0.4%	0.4%	0.5	0.5	—	0.3%	0.4%

Loss from continuing operations before income taxes	(1.1)	(1.0)	(0.1)	(1.7)%	(1.5)%	(2.7)	(2.1)	(0.6)	(1.9)%	(1.6)%

Income tax expense, net	0.1	0.1	—	0.1%	(0.1)%	0.2	0.2	—	0.2%	0.1%

Loss from continuing operations	(1.2)	(1.1)	(0.1)	(1.8)%	(1.6)%	(2.9)	(2.3)	(0.6)	(2.1)%	(1.7)%
Income (loss) from discontinued operations, net of tax	—	(0.4)	0.4	0.0%	(1.1)%	(0.6)	(0.4)	(0.2)	(0.4)%	(0.5)%

Net loss	$(1.2)	$(1.5)	$0.3	(1.8)%	(2.7)%	$(3.5)	$(2.7)	$(0.8)	(2.5)%	(2.2)%

(1)	% of net revenues represents the percent of Product revenue, net.

(2)	% of net revenues represents the percent of Service fee revenue.

(3)	% of net revenues represents the percent of Pass-through revenue.
     Product Revenue, net. Product revenue of $38.8 million in the three months ended June 30, 2011 decreased $4.8 million or 11.1% as compared to the same quarter of the prior year. Product revenue in the six months ended June 30, 2011 decreased $5.2 million to $84.1 million or 5.8% compared to the six months ended June 30, 2010. The decrease was primarily due to the impact of lower sales volume, partially offset by increased unit pricing on certain products and the impact of euro currency conversion rates. We currently expect the remaining 2011 annual product revenue to remain relatively stable or decline modestly as compared to 2010 levels.
     Service Fee Revenue. Service fee revenue of $21.0 million increased $4.4 million, or 26.6%, in the three months ended June 30, 2011 as compared to the same quarter of the prior year. Service fee revenue in the six months ended June 30, 2011 increased $7.4 million to $39.9 million or 22.5% compared to the six months in the prior year period. The increase in service fee revenue for the three and six months ended

June 30, 2011 is primarily due to increased service fees from existing client relationships along with service fees from new client relationships that began in late 2010 and early 2011 partially offset by the impact of terminated clients.
     The change in service fee revenue is shown below ($ millions):

	Three Months	Six Months
Period ended June 30, 2010	$16.6	$32.5
New service contract relationships	4.2	6.8
Change in existing client service fees	2.9	5.5
Terminated clients not included in 2011 revenue	(2.7)	(4.9)

Period ended June 30, 2011	$21.0	$39.9

     Cost of Product Revenue. The cost of product revenue decreased by $5.2 million, or 12.8%, to $35.4 million in the three months ended June 30, 2011. The resulting gross profit margin was $3.4 million, or 8.7% of product revenue, for the three months ended June 30, 2011 and $3.0 million, or 6.9% of product revenue, for the comparable 2010 period. The cost of product revenue in the six months ended June 30, 2011 decreased $5.1 million or 6.2% compared to the six month ended June 30, 2010. The gross profit margin was $6.2 million, or 7.4% in the six months ended June 30, 2011 compared to $6.3 million, or 7.0% in the same period of the prior year. The three and six month periods ended June 30, 2011 and 2010 include the impact of certain incremental gross margin earned on product sales resulting from certain product price increases and the impact of certain incremental inventory cost reductions.
     Cost of Service Fee Revenue. Gross profit as a percentage of service fees was 24.7% in three month period ended June 30, 2011 and 27.6% in the same period of 2010. Gross profit as a percentage of service fees in the six months ended June 30, 2011 and 2010 was 25.8% and 28.0%, respectively. The gross profit percentage decrease is primarily due to a change in the client mix as well as lower gross margins on certain new contracts, including certain start up costs. The margin in the prior year period includes the benefit of certain higher margin incremental project work.
     We target to earn an overall average gross profit of 25-30% on existing and new service fee contracts, but we have and may continue to accept lower gross margin percentages on certain contracts depending on contract scope and other factors including projected volumes.
     Selling, General and Administrative Expenses. Selling, General and Administrative expenses for the three months ended June 30, 2011 and 2010 were $9.4 million and $8.4 million, respectively. In the six months ended June 30, 2011 and 2010 selling, general and administrative expenses were $18.7 million and $17.0 million, respectively. As a percentage of total net revenue, selling, general and administrative expenses were 13.9% in the three months ended June 30, 2011 and 12.6% in the prior year period. Selling, general and administrative expenses were 13.3% and 12.6% in the six months ended June 30, 2011 and 2010, respectively. The increase in costs is primarily attributable to increased non-cash stock compensation expense, sales and marketing costs, personnel related expense, facility costs as well as growth in technology related costs required to support current and future growth.
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
     Income (Loss) from Discontinued Operations, Net of Tax. Discontinued operations generated income of approximately $14,000 in the three months ended June 30, 2011 and a loss of $0.4 million in the three months ended June 30, 2010. A loss from discontinued operations of $0.6 million and $0.4 million was generated in the six months ended June 30, 2011 and 2010, respectively. In February 2011, we sold substantially all of the inventory and certain intangible assets applicable to our eCOST business unit for a total aggregate cash purchase price of approximately $2.3 million. For each of the three and six month periods ending June 30, 2011 and 2010, we have classified the operating results of this business unit, excluding costs expected to continue to occur in the future, as discontinued operations.
Liquidity and Capital Resources
     During the six months ended June 30, 2011 we generated $2.3 million in proceeds from the sale of our eCOST business in February 2011 plus $1.3 million applicable to a reduction of eCOST inventory prior to the sale. In addition, we generated $5.0 million applicable to a decrease in accounts receivable related to cash collected from our clients and customers following the December 31 seasonal peak period of our services business, and including $0.9 million from eCOST customers following the February 2011 sales of that business. We also received proceeds from the issuance of common stock of $1.6 million, primarily through the exercise of stock options. These cash inflows were partially offset by a decrease in accounts payable, deferred revenue, accrued expenses and other liabilities of $5.4 million following the timing of payments we make for products and services, payment processing and related transaction costs, due to the impact of our December 31 seasonal peak period, but also including $4.6 million applicable to the eCOST business following the February 2011 sale of that business. In addition, we experienced an increase in inventories of $2.5 million, which is expected to be a temporary increase, related to the timing of product receipts.
     Our principal sources of cash in the six months ended June 30, 2010 were $7.3 million in proceeds from the issuance of common stock pursuant to a public offering and a $3.0 million reduction in accounts receivable related to the collection of cash from our customers and clients following the December 31 seasonal peak.
     We incurred capital expenditures of $4.0 million and $1.9 million in the six months ended June 30, 2011 and 2010, respectively and primarily consist of internally developed software, distribution equipment, leasehold improvements, and furniture and fixtures. Payments on capital leases and net payments on debt were $1.0 million and $4.0 million in the aggregate during the six months ended June 30, 2011 and 2010, respectively.
     Capital expenditures have historically consisted of additions to upgrade our management information systems, development of customized technology solutions to support and integrate with our service fee clients, and general expansion and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures to support new contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months, including costs to implement new clients, will be approximately $6 million to $9 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. To maintain our current operating cash position, a portion of these expenditures may be financed through client reimbursements, debt, operating or capital leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event we do not obtain the financing or achieve the financial results necessary to support such investments.
     During the six months ended June 30, 2011, our working capital decreased to $21.1 million from $22.6 million at December 31, 2010 primarily due to paydown of debt facilities and capital expenditures, partially offset by cash proceeds from our sale of certain intangible assets applicable to the eCOST.com business unit and proceeds from issuance of common stock related to stock option exercises. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities or entering into new debt agreements. In conjunction with certain of these alternatives, we may be required to provide certain letters of credit to secure these arrangements. No assurances can be given we will be successful in obtaining any additional financing or the terms thereof. We currently believe our cash position, financing available under our credit facilities and funds generated from operations will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our current debt and lease obligations, and additional loans to our subsidiaries, if necessary, for at least the next twelve months.
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
     In support of certain debt instruments and leases, as of June 30, 2011, we had $1.3 million of cash restricted for repayment to lenders. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain of our subsidiaries’ credit facilities. Many of these facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other credit facilities and agreements. These covenants include minimum levels of net worth for the individual borrower subsidiaries and restrictions on the ability of the borrower subsidiaries to advance funds to other borrower subsidiaries. As a result, it is possible for one or more of these borrower subsidiaries to fail to meet their respective covenants even if another borrower subsidiary otherwise has available excess funds, which, if not restricted, could be used to cure the default. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. In particular, if PFS service fee revenue declines from expected levels and it is unable to reduce costs to correspond to such reduced revenue levels or if Supplies Distributors revenue or gross profit declines from expected levels, such events may result in a breach of one or more of the financial covenants required under their working capital lines of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and payment under our Company parent guarantee. A requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of June 30, 2011, we were in compliance with all debt covenants. Further, any non-renewal of any of our credit facilities would have a material adverse impact on our business and financial condition. We do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.
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
     We receive municipal tax abatements in certain locations. During 2004 we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements. In December 2006, we received notice that the municipal authority planned to make an adjustment to our tax abatement. We disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against us and the timing of the related payments has not been finalized. As of June 30, 2011, we believe we have adequately accrued for the expected assessment.
     In April 2010, a sales employee of eCOST was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. We received subpoenas from the Office of the U.S. Attorney requesting information regarding the employee and other matters, and have responded to such subpoenas and are fully cooperating with the Office of the U.S. Attorney. We have commenced our own investigation into the actions of the employee. Neither the Company nor eCOST have been charged with any criminal activity, and we intend to seek the recovery or reimbursement of the funds, which are currently classified as other receivables in the June 30, 2011 financial statements. Based on the information available to date, we are unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or our inability to recover such funds or any significant portion thereof, or any costs and expenses we may incur in connection with such matter will not have a material adverse effect upon our financial condition or results of operations.

     Supplies Distributors Financing
     To finance their distribution of IPS products, Supplies Distributors and its subsidiaries have short-term credit facilities with IBM Credit LLC (“IBM Credit”) and IBM Belgium Financial Services S.A. (“IBM Belgium”). We have provided a collateralized guarantee to secure the repayment of these credit facilities. These asset-based credit facilities provided financing for up to $25.0 million and up to 16 million euros (approximately $23.0 million at June 30, 2011) with IBM Credit and IBM Belgium, respectively. These agreements expire in March 2012.
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
     Supplies Distributors’ European subsidiary has a factoring agreement with BNP Paribas Fortis to provide factoring for up to 7.5 million euros (approximately $10.8 million as of June 30, 2011) of eligible accounts receivables through March 2014 as well as certain financial covenants, including minimum tangible net worth.
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
     PFS financed certain capital expenditures through a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) pursuant to which the MBFC issued MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned PFS the proceeds of the Bonds for the purpose of financing the acquisition and installation of equipment, machinery and related assets to support incremental business from a Southaven, Mississippi distribution facility. The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) issued by Comerica pursuant to a Reimbursement Agreement between PFS and Comerica under which PFS is obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has a maturity date of April 2012. The amount outstanding on this Loan Agreement as of June 30, 2011 was $0.8 million, the payment of which is due in January 2012. PFS’ obligations under the Reimbursement Agreement are secured by substantially all of its assets, including restricted cash of $0.1 million, and a Company parent guarantee.
     Retail Connect Financing
     Retail Connect has an asset-based line of credit facility of up to $7.5 million with Wachovia Bank N.A. (“Wachovia”), which is collateralized by substantially all of Retail Connect’s assets and expires in May 2012. Borrowings under the facility are limited to a percentage of accounts receivable and inventory, up to specified maximums. As of June 30, 2011, Retail Connect had $0.1 million of letters of credit outstanding and $0.1 million of available credit under this facility. Amounts available under the outstanding letters of credit are currently secured by restricted cash in equivalent amounts. The credit facility restricts Retail Connect’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as a minimum tangible net worth of $0 million, as defined. The Company has guaranteed all current and future obligations of Retail Connect under this line of credit.
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
ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
     We maintain a comprehensive set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As of June 30, 2011, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
     During the period that ended on June 30, 2011, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     Our business and future growth currently depend on our ability to access bank and commercial lines of credit. We currently depend on an aggregate of approximately $103.7 million in line of credit facilities provided by various banks and commercial lenders. These lines of credit currently mature at various dates through March 2014 and are secured by substantially all our assets. Our ability to renew our line of credit facilities depends upon various factors, including the availability of bank loans and commercial credit in general, as well as our financial condition and prospects. Therefore, we cannot guarantee that these credit facilities will continue to be available beyond their current maturities on reasonable terms or at all. Our inability to renew or replace our credit facilities or find alternative financing would materially adversely affect our business, financial condition, operating results and cash flow.
We operate with significant levels of indebtedness and are required to comply with certain financial and non-financial covenants; we are required to maintain a minimum level of subordinated loans to our subsidiary Supplies Distributors; and we have guaranteed certain indebtedness and obligations of our subsidiaries Supplies Distributors and Retail Connect.
     As of June 30, 2011, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of IPS product inventory, was approximately $56.2 million. Certain of the credit facilities have maturity dates in calendar year 2012 or beyond, but are classified as current liabilities in our consolidated financial statements given the underlying nature of the credit facility. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. Any non-renewal or any default under any of our credit facilities would have a material adverse impact upon our business and financial condition. In addition we have provided $4.3 million of subordinated indebtedness to Supplies Distributors as of June 30, 2011. The maximum level of this subordinated indebtedness to Supplies Distributors that may be provided without approval from our lenders is $5.0 million. The restrictions on increasing this amount without lender approval may limit our ability to comply with certain loan covenants or further grow and develop Supplies Distributors’ business. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies

Distributors by its lenders to the extent Supplies Distributors is unable to do so. We have also guaranteed Retail Connect’s $7.5 million credit line, as well as certain of its vendor trade payables.
Specific Risks Related to Our Business Process Outsourcing Business
Our business is subject to the risk of customer and supplier concentration.
     For the six months ended June 30, 2011, two clients represented approximately 28% of our total service fee revenue (excluding pass-through revenue) and approximately 9% of our total consolidated revenue. The loss of either of these clients may have a material adverse effect upon our business and financial condition.
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
     Sales by Supplies Distributors to two customers in the aggregate accounted for approximately 26% of Supplies Distributors’ total product revenue for the six months ended June 30, 2011, (16% of our consolidated net revenues in the six month period ended June 30, 2011). The loss of any one or both of such customers, or non-payment of any material amount by these or any other customer, would have a material adverse effect upon Supplies Distributors’ business.
Risks Related to Our Stock
Our stock price could decline if a significant number of shares become available for sale.
     As of June 30, 2011, we have an aggregate of 2.4 million stock options outstanding to employees, directors and others with a weighted average exercise price of $4.51 per share. The shares of common stock that may be issued upon exercise of these options may be resold into the public market. Sales of substantial amounts of common stock in the public market as a result of the exercise of these options, or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
ITEM 3. Defaults Upon Senior Securities
     None
ITEM 4. [Removed and Reserved]
ITEM 5. Other Information
     None
ITEM 6. Exhibits and Reports on Form 8-K
     a) Exhibits:

Exhibit
No.	Description of Exhibits
3.1(1)	Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.1.1(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.1.2(4)	Certificate of Amendment to Certificate of Incorporation of PFSweb, Inc.

Exhibit
No.	Description of Exhibits
3.1.3(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.2(1)	Amended and Restated By-Laws

3.2.1(3)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.

3.2.2(6)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.

10.1*	Seventh Amendment to Loan and Security Agreement dated January 6, 2009 by and between Wells Fargo Bank, National Association and PFSweb Retail Connect, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended December, 31, 2005 filed on March 31, 2006.

(3)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 13, 2007.

(4)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 2, 2008.

(5)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 14, 2009.

(6)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 2, 2010.

*	Filed Herewith

**	Furnished Herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 15, 2011

PFSweb, Inc.
By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer, Chief Accounting Officer, Executive Vice President