Form 10-Q
period 2011-09-30
PFSWEB INC
filed 2011-11-14
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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
(Do not check if a smaller reporting company
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At November 10, 2011 there were 12,764,351 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES
Form 10-Q
September 30, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	September 30,	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,538	$18,430
Restricted cash	468	1,853
Accounts receivable, net of allowance for doubtful accounts of $670 and $754 at September 30, 2011 and December 31, 2010, respectively	38,906	41,438
Inventories, net of reserves of $1,453 and $1,561 at September 30, 2011 and December 31, 2010, respectively	41,292	35,161
Assets of discontinued operations	—	2,776
Other receivables	11,034	14,539
Prepaid expenses and other current assets	4,710	3,580

Total current assets	115,948	117,777

PROPERTY AND EQUIPMENT, net	13,059	9,124
ASSETS OF DISCONTINUED OPERATIONS	—	1,126
OTHER ASSETS	2,200	2,203

Total assets	$131,207	$130,230

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$18,259	$18,320
Trade accounts payable	55,007	55,692
Deferred revenue	6,481	5,254
Accrued expenses	17,987	15,870

Total current liabilities	97,734	95,136

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	1,806	2,136
OTHER LIABILITIES	4,410	3,608

Total liabilities	103,950	100,880

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 12,782,712 and 12,255,064 shares issued at September 30, 2011 and December 31, 2010, respectively; and 12,764,351 and 12,236,703 outstanding at September 30, 2011 and December 31, 2010, respectively	13	12
Additional paid-in capital	104,298	101,229
Accumulated deficit	(78,658)	(73,332)
Accumulated other comprehensive income	1,689	1,526
Treasury stock at cost, 18,361 shares	(85)	(85)

Total shareholders’ equity	27,257	29,350

Total liabilities and shareholders’ equity	$131,207	$130,230

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUES:
Product revenue, net	$37,923	$39,316	$122,005	$128,592
Service fee revenue	22,949	16,402	62,819	48,948
Pass-through revenue	9,999	7,842	26,444	20,662

Total revenues	70,871	63,560	211,268	198,202

COSTS OF REVENUES:
Cost of product revenue	35,304	36,392	113,181	119,377
Cost of service fee revenue	17,663	11,981	47,241	35,422
Cost of pass-through revenue	9,999	7,842	26,444	20,662

Total costs of revenues	62,966	56,215	186,866	175,461

Gross profit	7,905	7,345	24,402	22,741
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, including stock based compensation expense of $346 and $225 in the three months ended September 30, 2011 and 2010, respectively and $1,055 and $583 in the nine months ended September 30, 2011 and 2010, respectively	9,385	8,605	28,103	25,591

Loss from operations	(1,480)	(1,260)	(3,701)	(2,850)
INTEREST EXPENSE, net	308	250	769	738

Loss from continuing operations before income taxes	(1,788)	(1,510)	(4,470)	(3,588)
INCOME TAX EXPENSE	57	73	287	253

LOSS FROM CONTINUING OPERATIONS	(1,845)	(1,583)	(4,757)	(3,841)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	20	(337)	(569)	(783)

NET LOSS	$(1,825)	$(1,920)	$(5,326)	$(4,624)

LOSS PER SHARE FROM CONTINUING OPERATIONS:
Basic	$(0.15)	$(0.13)	$(0.38)	$(0.35)

Diluted	$(0.15)	$(0.13)	$(0.38)	$(0.35)

LOSS PER SHARE INCLUDING DISCONTINUED OPERATIONS:
Basic	$(0.14)	$(0.16)	$(0.43)	$(0.42)

Diluted	$(0.14)	$(0.16)	$(0.43)	$(0.42)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	12,688	12,237	12,509	10,998

Diluted	12,688	12,237	12,509	10,998

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED INTERIM CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,326)	$(4,624)
Loss from discontinued operations	(569)	(783)

Loss from continuing operations	(4,757)	(3,841)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,575	4,593
Provision for doubtful accounts	(8)	110
Provision for excess and obsolete inventory	61	185
Deferred income taxes	92	(16)
Stock-based compensation expense	1,055	583
Changes in operating assets and liabilities:
Restricted cash	87	14
Accounts receivable	2,628	4,690
Inventories, net	(7,054)	(641)
Prepaid expenses, other receivables and other assets	2,396	(311)
Accounts payable, deferred revenue, accrued expenses and other liabilities	3,103	(1,909)

Net cash provided by continuing operating activities	2,178	3,457
Net cash provided by (used in) discontinued operating activities	2,152	(408)

Net cash provided by operating activities	4,330	3,049

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,014)	(3,081)
Proceeds from sale of eCOST subsidiary	2,327	—

Net cash used in investing activities	(4,687)	(3,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	2,015	7,271
Decrease in restricted cash	1,298	426
Payments on capital lease obligations	(793)	(968)
Payments on debt, net	(1,202)	(2,449)

Net cash provided by financing activities	1,318	4,280

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	147	(276)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,108	3,972

CASH AND CASH EQUIVALENTS, beginning of period	18,430	14,812

CASH AND CASH EQUIVALENTS, end of period	$19,538	$18,784

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under debt and capital leases	$1,609	$635

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
Supplies Distributors Overview
     Supplies Distributors, PFS and InfoPrint Solutions Company (“IPS”), a wholly-owned subsidiary of RICOH Company Limited (“RICOH”), have entered into master distributor agreements under which Supplies Distributors acts as a master distributor of various products, primarily IPS product.
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

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
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
Basis of Presentation
     The unaudited interim condensed consolidated financial statements as of September 30, 2011, and for the three and nine months ended September 30, 2011 and 2010, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim consolidated financial statements of the Company include all adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2011, its results of operations for the three and nine months ended September 30, 2011 and 2010 and its cash flows for the nine months ended September 30, 2011 and 2010. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.
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

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
Investment in Affiliates
     PFS has made advances to Supplies Distributors that are evidenced by a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Subordinated Note cannot be increased to more than $5.0 million or decreased to less than $3.5 million without prior approval of the Company’s lenders. At September 30, 2011 and December 31, 2010, the outstanding balance of the Subordinated Note was $3.5 million in both periods. The Subordinated Note is eliminated in the Company’s consolidated financial statements.
     PFS has also made advances to Retail Connect, which aggregated $11.1 million as of both September 30, 2011 and December 31, 2010. Certain terms of the Company’s debt facilities provide that the total advances to Retail Connect may not be less than $2.0 million without prior approval of Retail Connect’s lender, if needed. PFSweb, Inc. has also advanced to Retail Connect an additional $7.7 million and $7.4 million as of September 30, 2011 and December 31, 2010, respectively. The PFS and PFSweb advances are eliminated in the Company’s consolidated financial statements.
Concentration of Business and Credit Risk
     The Company’s service fee revenue is generated under contractual service fee relationships with multiple client relationships. No service fee client or product revenue customer exceeded 10% of the Company’s consolidated total net revenue or accounts receivable during the nine months ended September 30, 2011. A summary of the nonaffiliated customer and client concentrations is as follows:

	Nine Months Ended
	September 30,
	2011	2010
Product Revenue (as a percentage of Product Revenue):
Customer 1	16%	17%
Customer 2	9%	10%

Service Fee Revenue (as a percentage of Service Fee Revenue):
Client 1	15%	6%
Client 2	15%	7%
Client 3	1%	10%
     PFS previously operated three distinct geographical contract arrangements with Client 3, which are aggregated in the service fee revenue percentages reflected above. As of September 30, 2010, substantially all of Client 3’s contracts with PFS had expired in accordance with their terms and were not renewed.
     The Company has provided certain collateralized guarantees of its subsidiaries’ financings and credit arrangements. These subsidiaries’ ability to obtain financing on similar terms would be significantly impacted without these guarantees.
     Supplies Distributors has multiple arrangements with International Business Machines Corporation (“IBM”) and IPS and is dependent upon the continuation of such arrangements. These arrangements, which are critical to Supplies Distributors’ ongoing operations, include master distributor agreements and certain working capital financing agreements. Substantially all of Supplies Distributors’ revenue is generated by its sale of product purchased from IPS. Supplies Distributors also relies upon IPS’ sales force and product demand generation activities and the discontinuance of such services would have a material impact upon Supplies Distributors’ business. In addition, Supplies Distributors has product sales to IBM and IPS business affiliates.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
     RICOH has advised Supplies Distributors that it is restructuring its IPS business which will include certain realignment and operational changes in the sale and distribution of IPS products. The Company is currently evaluating the impact of these changes to its business, though it believes the changes will result in reduced revenues and profitability for Supplies Distributors beginning in 2012.
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
Property and Equipment
     The Company’s property held under capital leases amounted to approximately $2.4 million and $1.5 million, net of accumulated amortization of approximately $2.1 million and $2.8 million, at September 30, 2011 and December 31, 2010, respectively.
Income Taxes
      The Company records a tax provision primarily associated with state income taxes and its Supplies Distributors subsidiary’s international operations. The Company has recorded a valuation allowance for the majority of its net deferred tax assets.
Cash Paid for Interest and Taxes
     The Company made payments for interest of approximately $0.8 million and $0.7 million in the nine months ended September 30, 2011 and 2010, respectively. Income taxes of approximately $0.4 million were paid by the Company during each of the nine month periods ended September 30, 2011 and 2010.
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
3. COMPREHENSIVE LOSS (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss	$(1,825)	$(1,920)	$(5,326)	$(4,624)
Other comprehensive income (loss):
Foreign currency translation adjustment	(622)	871	163	(569)

Comprehensive loss	$(2,447)	$(1,049)	$(5,163)	$(5,193)

4. NET LOSS PER COMMON SHARE
     Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. For the three and nine months ended September

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
30, 2011 and 2010, outstanding options to purchase common shares of 2.3 million in each period were anti-dilutive and have been excluded from the diluted weighted average share computation.
5. STOCK AND STOCK OPTIONS
     In May 2010, the Company completed a public offering pursuant to which the Company issued and sold an aggregate of 2.3 million shares of common stock, par value $.001 per share, at $3.50 per share, resulting in net proceeds after deducting offering expenses of $7.3 million.
     During the nine months ended September 30, 2011 and 2010, the Company issued an aggregate of 660,000 and 654,000 options, respectively, to purchase shares of common stock to officers, directors, employees and consultants of the Company.
6. VENDOR FINANCING:
     Outstanding obligations under vendor financing arrangements consist of the following (in thousands):

	September 30,	December 31,
	2011	2010
Inventory and working capital financing agreements:
United States	$17,847	$16,472
Europe	16,052	11,318

Total	$33,899	$27,790

Inventory and Working Capital Financing Agreement, United States
     Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of IPS products in the United States, providing financing for eligible IPS inventory and certain receivables up to $25.0 million through its expiration in March 2012. As of September 30, 2011, Supplies Distributors had $4.1 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including other direct or indirect Company subsidiaries), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors, as well as a collateralized guarantee of PFS and a Company parent guarantee. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $3.5 million and the Company is required to maintain a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (3.75% as of September 30, 2011). The facility also includes a monthly service fee. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets.
Inventory and Working Capital Financing Agreement, Europe
     Supplies Distributors’ European subsidiary has a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance its distribution of IPS products in Europe. The asset based credit facility with IBM Belgium provides up to 16.0 million euros (approximately $21.6 million as of September 30, 2011) in inventory financing and cash advances based on eligible inventory and accounts receivable through its expiration in March 2012. As of September 30, 2011, Supplies Distributors’ European subsidiaries had 1.6 million euros (approximately $2.2 million) of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors and its European subsidiary to, among others, merge, consolidate, sell assets, incur

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
indebtedness, make loans and payments to related parties (including other direct or indirect Company subsidiaries), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors’ European subsidiary, as well as collateralized guaranties of Supplies Distributors and PFS and a Company parent guarantee. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $3.5 million and the Company is required to maintain a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest at Euribor plus 1.82% for cash advances, and, after a defined free financing period, at Euribor plus 4.1% for inventory financings. As of September 30, 2011, the interest rate was 5.5% on $7.5 million of outstanding inventory financings. Supplies Distributors’ European subsidiary pays a monthly service fee on the commitment. Given the structure of this facility and as outstanding inventory financing balances are repaid within twelve months, the Company has classified the outstanding inventory financing amounts under this facility as accounts payable in the consolidated balance sheets.
7. DEBT AND CAPITAL LEASE OBLIGATIONS;
     Outstanding obligations under debt and capital lease obligations consist of the following (in thousands):

	September 30,	December 31,
	2011	2010
Loan and security agreements, United States
Supplies Distributors	$7,032	$7,220
PFS	6,350	6,000
Credit facility — Retail Connect	—	—
Factoring agreement, Europe	1,702	2,302
Taxable revenue bonds	800	1,600
Master lease agreements	2,946	2,660
Other	1,235	674

Total	20,065	20,456
Less current portion of long-term debt	18,259	18,320

Long-term debt, less current portion	$1,806	$2,136

Loan and Security Agreement — Supplies Distributors
     Supplies Distributors has a loan and security agreement with Wells Fargo Bank, National Association (“Wells Fargo”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of September 30, 2011, based on the available borrowing collateral balances, Supplies Distributors had $1.2 million of available credit under this agreement. The Wells Fargo facility expires on the earlier of March 2014 or the date on which the parties to the IPS master distributor agreement no longer operate under the terms of such agreement and/or IPS no longer supplies products pursuant to such agreement. Borrowings under the Wells Fargo facility accrue interest at prime rate plus 0.25% to 0.75% (3.75% as of September 30, 2011) or Eurodollar rate plus 2.5% to 3.0%, dependent on excess availability and subject to a minimum of 3.0%, as defined. The interest rate as of September 30, 2011 was 3.75% for $5.0 million of outstanding borrowings and 3.0% for $2.0 million of outstanding borrowings. This agreement contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including other direct or indirect Company subsidiaries), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guarantee of PFS and a Company parent guarantee. Additionally, PFS is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $3.5 million and may not maintain restricted cash of more than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks and Wells Fargo pursuant to which a security interest was granted to Wells Fargo for all U.S. and Canadian customer remittances received in specified bank accounts. At September 30, 2011 and December 31, 2010, these bank accounts held $0.2 million and $0.8 million, respectively, which was restricted for payment to Wells Fargo.
Loan and Security Agreement — PFS
     PFS has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”). The Comerica Agreement provides for up to $10.0 million of eligible accounts receivable financing through September 2012. The Comerica Agreement also allows for up to $12.5 million of eligible accounts receivable financing during certain seasonal peak months. As of September 30, 2011, PFS had $3.6 million of available credit under this facility. Borrowings under the Comerica Agreement accrue interest at a defined rate, which will generally be prime rate plus 2%, with a minimum of 4.5% (5.25% at September 30, 2011). The Comerica Agreement contains cross default provisions, various restrictions upon PFS’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including other direct or indirect Company subsidiaries), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the Subordinated Note receivable from Supplies Distributors to a maximum of $5.0 million. Comerica has provided approval for PFS to advance incremental amounts subject to certain cash inflows to PFS, as defined, to certain of its subsidiaries and/or affiliates, if needed. The Comerica Agreement is secured by all of the assets of PFS, as well as a Company parent guarantee.
     On November 10, 2011, PFS entered into an amended agreement with Comerica to also provide for up to $2.5 million of eligible equipment purchases (“Equipment Advances”). Outstanding Equipment Advances under the amended Comerica Agreement accrue interest at prime rate plus 2.25% and have a final maturity date of April 15, 2015.
Credit Facility — Retail Connect
     Retail Connect has an asset-based line of credit facility of up to $7.5 million from Wells Fargo Bank, National Association (“Wells Fargo”), through May 2012, which is collateralized by substantially all of Retail Connect’s assets. Borrowings under the facility are limited to a percentage of eligible accounts receivable and inventory up to a specified amount. Outstanding borrowings under the facility bear interest at prime rate plus 1% or Eurodollar rate plus 3.5%. There were no outstanding borrowings as of September 30, 2011. As of September 30, 2011, Retail Connect had $0.1 million of letters of credit outstanding and $0.1 million of available credit under this facility. Subsequent to the sale of certain assets in February 2011, amounts available under the outstanding letter of credit are secured by restricted cash in equivalent amounts until expiration. In connection with the line of credit, Retail Connect entered into a cash management arrangement whereby Retail Connect’s operating accounts are considered restricted and swept and used to repay outstanding amounts under the line of credit, if any. As of September 30, 2011 and December 31, 2010, the restricted cash amount was $0.1 million and $0.2 million, respectively. The credit facility restricts Retail Connect’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties (including other direct or indirect Company subsidiaries), make investments and loans, pledge assets, make changes to capital stock ownership structure, and requires a minimum tangible net worth for Retail Connect of $0 million, as defined. The Company has guaranteed all current and future obligations of Retail Connect under this line of credit.
Factoring Agreement
     Supplies Distributors’ European subsidiary has a factoring agreement with BNP Paribas Fortis that provides factoring for up to 7.5 million euros (approximately $10.1 million as of September 30, 2011) of eligible accounts receivables through March 2014. This factoring agreement is accounted for as a secured borrowing. Borrowings accrue interest at Euribor plus 0.7% (2.0% at September 30, 2011). This agreement contains certain financial covenants, including minimum tangible net worth.

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
Taxable Revenue Bonds
     PFS has a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) in connection with the issuance by the MBFC of MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned the proceeds of the Bonds to PFS for the purpose of financing the acquisition and installation of equipment, machinery and related assets located in one of the Company’s Southaven, Mississippi distribution facilities. The Bonds bear interest at a variable rate (0.3% as of September 30, 2011), as determined by Comerica Securities, as Remarketing Agent. PFS, at its option, may convert the Bonds to a fixed rate, to be determined by the Remarketing Agent at the time of conversion.
     The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) issued by Comerica pursuant to a Reimbursement Agreement between PFS and Comerica under which PFS is obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has a maturity date of April 2012. The Bonds require a final principal repayment of $800,000 in January of 2012. PFS’ obligations under the Reimbursement Agreement are secured by substantially all of the assets of PFS and a Company parent guarantee.
Debt Covenants
     To the extent the Company or any of its subsidiaries fail to comply with covenants applicable to its debt or vendor financing obligations, including the monthly financial covenant requirements and required level of shareholders’ equity or net worth, and one or all of the lenders accelerate the repayment of the credit facility obligations, the Company would be required to repay all amounts outstanding thereunder. In particular, if PFS service fee revenue declines from expected levels and it is unable to reduce costs to correspond to such reduced revenue levels or if Supplies Distributors revenue or gross profit declines from expected levels, such events may result in a breach of one or more of the financial covenants required under its working capital line of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and demand for payment under the Company parent guarantee. Any acceleration of the repayment of the credit facilities would have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. As of September 30, 2011, the Company was in compliance with all debt covenants.
Master Lease Agreements
     The Company has a Term Lease Master Agreement with IBM Credit Corporation (“Master Lease Agreement”) that provides for leasing or financing transactions of equipment and other assets, which generally have terms of three years. The amounts outstanding under this Master Lease Agreement ($0.5 million as of September 30, 2011 and $1.0 million as of December 31, 2010) are secured by the related equipment and a Company parent guarantee.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues (in thousands):
PFS	$34,466	$25,729	$94,034	$74,551
Business and Retail Connect	37,923	39,316	122,005	128,592
Eliminations	(1,518)	(1,485)	(4,771)	(4,941)

	$70,871	$63,560	$211,268	$198,202

Income (loss) from continuing operations (in thousands):
PFS	$(2,031)	$(2,015)	$(5,794)	$(5,027)
Business and Retail Connect	186	432	1,037	1,186

	$(1,845)	$(1,583)	$(4,757)	$(3,841)

Depreciation and amortization (in thousands):
PFS	$1,529	$1,452	$4,553	$4,572
Business and Retail Connect	8	7	22	21

	$1,537	$1,459	$4,575	$4,593

Capital expenditures (in thousands):
PFS	$2,981	$1,132	$6,977	$2,986
Business and Retail Connect	17	73	37	95

	$2,998	$1,205	$7,014	$3,081

	September 30,	December 31,
	2011	2010
Assets (in thousands):
PFS	$70,905	$62,617
Business and Retail Connect	75,397	82,175
Eliminations	(15,095)	(14,562)

	$131,207	$130,230

9. COMMITMENTS AND CONTINGENCIES
     The Company receives municipal tax abatements in certain locations. During 2004 the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements. In December 2006, the Company received notice that the municipal authority planned to make an adjustment to the Company’s tax abatement. The Company disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against the Company and the timing of the related payments has not been finalized. As of September 30, 2011, the Company believes it has adequately accrued for the expected assessment.
     In April 2010, a sales employee of eCOST was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection

PFSweb, Inc. and Subsidiaries
Notes to Unaudited Interim Consolidated Financial Statements
with such activity. The Company received subpoenas from the Office of the U.S. Attorney requesting information regarding the employee and other matters, and the Company has responded to the subpoenas and is fully cooperating with the Office of the U.S. Attorney. The Company has commenced its own investigation into the actions of the employee. Neither the Company nor eCOST have been charged with any criminal activity, and the Company intends to seek the recovery or reimbursement of the funds which are currently classified as other receivables in the September 30, 2011 financial statements. Based on the information available to date, the Company is unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or the inability of the Company to recover such funds or any significant portion thereof, or any costs and expenses incurred by the Company in connection with this matter will not have a material adverse effect upon the Company’s financial condition or results of operations.
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
     Summarized financial information in the accompanying consolidated statements of operations for the discontinued eCOST operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2011	2010	2011	2010
Revenue, net	$47	$16,408	$6,858	$52,490
Expenses	27	16,742	7,418	53,246

Income (loss) before provision for income taxes	20	(334)	(560)	(756)
Provision for income taxes	—	(3)	(9)	(27)

Discontinued operations, net of income taxes	$20	$(337)	$(569)	$(783)

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
Forward-Looking Information
     We have made forward-looking statements in this Report on Form 10-Q. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “seek,” “strive,” “believe,” “expect,” “anticipate,” “predict,” “potential,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “target” and “estimate” or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to those set forth above or elsewhere in this Report on Form 10-Q and our Form 10-K for the year ended December 31, 2010, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:
•	our ability to retain and expand relationships with existing clients and attract and implement new clients;

•	our reliance on the fees generated by the transaction volume or product sales of our clients;

•	our reliance on our clients’ projections or transaction volume or product sales;

•	our Supplies Distributors subsidiary’s dependence upon its agreements with International Business Machines Corporation (“IBM”) and InfoPrint Solutions Company (“IPS”);

•	our dependence upon our agreements with our major clients;

•	our client mix, their business volumes and the seasonality of their business;

•	our ability to finalize pending contracts;

•	the impact of strategic alliances and acquisitions;

•	trends in e-commerce, outsourcing, government regulation both foreign and domestic and the market for our services;

•	whether we can continue and manage growth;

•	increased competition;

•	our ability to generate more revenue and achieve sustainable profitability;

•	effects of changes in profit margins;

•	the customer and supplier concentration of our business;

•	the reliance on third-party subcontracted services;

•	the unknown effects of possible system failures and rapid changes in technology;

•	foreign currency risks and other risks of operating in foreign countries;

•	potential litigation;

•	our dependency on key personnel;

•	the impact of new accounting standards, and changes in existing accounting rules or the interpretations of those rules;

•	our ability to raise additional capital or obtain additional financing;

•	our ability and the ability of our subsidiaries to borrow under current financing arrangements and maintain compliance with debt covenants;

•	relationship with and our guarantees of certain of the liabilities and indebtedness of our subsidiaries; and

•	taxation on the sale of our products.
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
     Growth within our Retail model is currently primarily driven by our ability to attract new master distributor arrangements with InfoPrint Solutions Company (“IPS”), a wholly-owned subsidiary of RICOH Company Limited (“RICOH”), or other manufacturers and the sales and marketing efforts of the manufacturers and third party sales partners. RICOH has advised us that it is restructuring its IPS business, which will include certain realignment and operational changes in the sale and distribution of IPS products. We are currently evaluating the impact of these changes to our business, though we believe the changes will result in reduced revenues and profitability under our Retail model beginning in 2012.
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

Results of Operations
For the Interim Periods Ended September 30, 2011 and 2010
     The results of operations related to the eCOST business unit that was sold in February 2011 have been reported as discontinued operations for all periods presented below. The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenue (in millions):

	Three Months Ended September 30,					Nine Months Ended September 30,
				% of Net Revenues					% of Net Revenues
Revenues:	2011	2010	Change	2011	2010	2011	2010	Change	2011	2010
Product revenue, net	$37.9	$39.3	$(1.4)	53.5%	61.9%	$122.0	$128.6	$(6.6)	57.8%	64.9%
Service fee revenue	23.0	16.4	6.6	32.4%	25.8%	62.8	48.9	13.9	29.7%	24.7%
Pass-through revenue	10.0	7.9	2.1	14.1%	12.3%	26.4	20.7	5.7	12.5%	10.4%

Total net revenues	70.9	63.6	7.3	100.0%	100.0%	211.2	198.2	13.0	100.0%	100.0%
Cost of Revenues
Cost of product revenue (1)	35.3	36.4	(1.1)	93.1%	92.6%	113.2	119.4	(6.2)	92.8%	92.8%
Cost of service fee revenue (2)	17.7	11.9	5.8	77.0%	73.0%	47.2	35.4	11.8	75.2%	72.4%
Pass-through cost of revenue (3)	10.0	7.9	2.1	100.0%	100.0%	26.4	20.7	5.7	100.0%	100.0%

Total cost of revenues	63.0	56.2	6.8	88.8%	88.4%	186.8	175.5	11.3	88.5%	88.5%

Product revenue gross profit	2.6	2.9	(0.3)	6.9%	7.4%	8.8	9.2	(0.4)	7.2%	7.2%
Service fee gross profit	5.3	4.5	0.8	23.0%	27.0%	15.6	13.5	2.1	24.8%	27.6%
Pass-through gross profit	—	—	—	—%	—%	—	—	—	—%	—%

Total gross profit	7.9	7.4	0.5	11.2%	11.6%	24.4	22.7	1.7	11.4%	11.5%

Selling, General and Administrative expenses	9.4	8.6	0.8	13.2%	13.4%	28.1	25.6	2.5	13.3%	12.9%

Loss from operations	(1.5)	(1.2)	(0.3)	(2.0)%	(1.8)%	(3.7)	(2.9)	(0.8)	(1.9)%	(1.4)%
Interest expense, net	0.3	0.3	—	0.4%	0.4%	0.8	0.7	0.1	0.4%	—%

Loss from continuing operations before income taxes	(1.8)	(1.5)	(0.3)	(2.4)%	(2.2)%	(4.5)	(3.6)	(0.9)	(2.3)%	(1.8)%

Income tax expense, net	—	0.1	0.1	0.2%	(0.2)%	0.3	0.2	0.1	0.1%	0.1%

Loss from continuing operations	(1.8)	(1.6)	(0.2)	(2.6)%	(2.4)%	(4.8)	(3.8)	(1.0)	(2.2)%	(1.9)%
Income (loss) from discontinued operations, net of tax	—	(0.3)	0.3	0.1%	(1.2)%	(0.5)	(0.8)	0.3	(0.3)%	(0.4)%

Net loss	$(1.8)	$(1.9)	$0.1	(2.5)%	(4.6)%	$(5.3)	$(4.6)	$(0.7)	(2.5)%	(2.3)%

(1)	% of net revenues represents the percent of Product revenue, net.

(2)	% of net revenues represents the percent of Service fee revenue.

(3)	% of net revenues represents the percent of Pass-through revenue.
     Product Revenue, net. Product revenue was $37.9 million for the three months ended September 30, 2011, which represents a decrease of $1.4 million or 3.5% as compared to the same quarter of the prior year. Product revenue in the nine months ended September 30, 2011 decreased $6.6 million to $122.0 million or 5.1% compared to the nine months ended September 30, 2010. The decrease was primarily due to the impact of lower sales volume, partially offset by increased unit pricing on certain products, changes in end-user customer utilization and the impact of euro currency conversion rates. We currently expect 2011 annual product revenue to be slightly lower than in 2010.
     RICOH has advised Supplies Distributors that it is restructuring its IPS business which will include certain operational changes in the sale and distribution of IPS products. We are currently evaluating the impact of these changes to our business, though we believe the changes will result in reduced revenues and profitability for Supplies Distributors beginning in 2012.

     Service Fee Revenue. Service fee revenue of $23.0 million increased $6.6 million, or 39.9%, in the three months ended September 30, 2011 as compared to the same quarter of the prior year. Service fee revenue in the nine months ended September 30, 2011 increased $13.9 million to $62.8 million or 28.3% compared to the corresponding nine months in the prior year period. The increase in service fee revenue for the three and nine months ended September 30, 2011 is primarily due to increased service fees from existing client relationships along with service fees from new client relationships that began in late 2010 and early 2011 partially offset by the impact of terminated clients.
     The change in service fee revenue is shown below ($ millions):

	Three	Nine
	Months	Months
Period ended September 30, 2010	$16.4	$48.9
New service contract relationships	4.1	8.7
Change in existing client service fees	3.4	10.4
Terminated clients not included in 2011 revenue	(0.9)	(5.2)

Period ended September 30, 2011	$23.0	$62.8

     Cost of Product Revenue. The cost of product revenue decreased by $1.1 million, or 3.0%, to $35.3 million in the three months ended September 30, 2011. The resulting gross profit margin was $2.6 million, or 6.9% of product revenue, for the three months ended September 30, 2011 and $2.9 million, or 7.4% of product revenue, for the comparable 2010 period. The cost of product revenue in the nine months ended September 30, 2011 decreased $6.2 million, or 5.2%, compared to the nine months ended September 30, 2010. The gross profit margin was $8.8 million, or 7.2%, in the nine months ended September 30, 2011 compared to $9.2 million, or 7.2%, in the same period of the prior year. The three and nine month periods ended September 30, 2011 and 2010 include the impact of certain incremental gross margin earned on product sales resulting from certain product price increases and the impact of certain incremental inventory cost reductions.
     Cost of Service Fee Revenue. Gross profit as a percentage of service fees was 23.0% in three month period ended September 30, 2011 and 27.0% in the same period of 2010. Gross profit as a percentage of service fees in the nine months ended September 30, 2011 and 2010 was 24.8% and 27.6%, respectively. The gross profit percentage decrease is primarily due to a change in the client mix, lower gross margins on certain new and/or high growth clients, including certain start up costs and the impact of incremental costs incurred in implementing processes targeted to drive future long-term operating efficiencies. The margin in the prior year period includes the benefit of certain higher margin incremental project work.
     We target to earn an overall average gross profit of 25-30% on existing and new service fee contracts, but we have and may continue to accept lower gross margin percentages on certain contracts depending on contract scope and other factors including projected volumes.
     Selling, General and Administrative Expenses. Selling, General and Administrative expenses for the three months ended September 30, 2011 and 2010 were $9.4 million and $8.6 million, respectively. In the nine months ended September 30, 2011 and 2010 selling, general and administrative expenses were $28.1 million and $25.6 million, respectively. As a percentage of total net revenue, selling, general and administrative expenses were 13.2% in the three months ended September 30, 2011 and 13.4% in the prior year period. Selling, general and administrative expenses were 13.3% and 12.9% in the nine months ended September 30, 2011 and 2010, respectively. The increase in costs is primarily attributable to increased non-cash stock compensation expense, sales and marketing costs and personnel related expenses as we continue to make investments to support current and future growth. In addition, during the three months ended September 30, 2011, we incurred approximately $0.3 million of incremental relocation related costs necessary to support our growth. Due to planned facility expansions and relocation, we expect to incur certain ongoing incremental relocation related costs during the next several quarters into mid-2012. The three and nine months ended September 30, 2010 also included the impact of certain executive disability benefit costs that did not occur in 2011.
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
     Income (Loss) from Discontinued Operations, Net of Tax. Discontinued operations generated income of approximately $20,000 in the three months ended September 30, 2011 and a loss of $0.3 million in the three months ended September 30, 2010. A loss from discontinued operations of $0.5 million and $0.8 million was generated in the nine months ended September 30, 2011 and 2010, respectively. In February 2011, we sold substantially all of the inventory and certain intangible assets applicable to our eCOST business unit for a total aggregate cash purchase price of approximately $2.3 million. For each of the three and nine month periods ending September 30, 2011 and 2010, we have classified the operating results of this business unit, excluding costs expected to continue to occur in the future, as discontinued operations.
Liquidity and Capital Resources
     During the nine months ended September 30, 2011 we generated $2.3 million in proceeds from the February 2011 sale of our eCOST business plus $1.3 million applicable to a reduction of eCOST inventory prior to the sale. In addition, we generated $2.6 million applicable to a decrease in accounts receivable related to cash collected from our clients and customers following the December 31 seasonal peak period of our services business, and including $0.8 million from eCOST customers following the February 2011 sale of that business. Additional proceeds of $3.1 million were generated due to an increase in accounts payable, deferred revenue, accrued expenses and other liabilities following the timing of payments we make for products and services, payment processing and related transactions costs, net of a $5.0 million use of cash by our eCOST operations relating to settling accounts payable, accrued expenses and other liabilities following our February 2011 sale of that business. We also received proceeds from the issuance of common stock of $2.1 million, primarily through the exercise of stock options. These cash inflows were partially offset by an increase in inventories of $7.1 million, which is expected to be a temporary increase, related to the timing of product receipts.
     Our principal sources of cash in the nine months ended September 30, 2010 were $7.3 million in proceeds from the issuance of common stock pursuant to a public offering and a $4.7 million reduction in accounts receivable related to the collection of cash from our customers and clients following the December 31 seasonal peak.
     We incurred capital expenditures of $7.0 million and $3.1 million in the nine months ended September 30, 2011 and 2010, respectively, which primarily consist of payments for internally developed software, distribution equipment, leasehold improvements, and furniture and fixtures. Payments on capital leases and net payments on debt were $2.0 million and $3.4 million in the aggregate during the nine months ended September 30, 2011 and 2010, respectively.
     Capital expenditures have historically consisted of additions to upgrade our management information systems, development of customized technology solutions to support and integrate with our service fee clients, and general expansion and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures to support new contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months, including costs to implement new clients, will be approximately $9 million to $11 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. To maintain our current operating cash position, a portion of these expenditures may be financed through client reimbursements, debt, operating or capital leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event we do not obtain the financing or achieve the financial results necessary to support such investments.
     During the nine months ended September 30, 2011, our working capital decreased to $18.2 million from $22.6 million at December 31, 2010 primarily due to paydown of debt facilities and capital expenditures, partially offset by cash proceeds from our sale of certain intangible assets applicable to the eCOST.com business unit and proceeds from issuance of common stock related to stock option exercises.

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
     In support of certain debt instruments and leases, as of September 30, 2011, we had $0.5 million of cash restricted for repayment to lenders. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain of our subsidiaries’ credit facilities. Many of these facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other credit facilities and agreements. These covenants include minimum levels of net worth for the individual borrower subsidiaries and restrictions on the ability of the borrower subsidiaries to advance funds to other borrower subsidiaries. As a result, it is possible for one or more of these borrower subsidiaries to fail to meet their respective covenants even if another borrower subsidiary otherwise has available excess funds, which, if not restricted, could be used to cure the default. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity, and the lenders accelerate the repayment of the credit facility obligations, we would be required to repay all amounts outstanding thereunder. In particular, if PFS service fee revenue declines from expected levels and it is unable to reduce costs to correspond to such reduced revenue levels or if Supplies Distributors revenue or gross profit declines from expected levels, such events may result in a breach of one or more of the financial covenants required under their working capital lines of credit. In such event, absent a waiver, the working capital lender would be entitled to accelerate all amounts outstanding thereunder and exercise all other rights and remedies, including sale of collateral and payment under our Company parent guarantee. A requirement to accelerate the repayment of the credit facility obligations would have a material adverse impact on our financial condition and results of operations. We can provide no assurance that we will have the financial ability to repay all of such obligations. As of September 30, 2011, we were in compliance with all debt covenants. Further, any non-renewal of any of our credit facilities would have a material adverse impact on our business and financial condition. We do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.
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
     We receive municipal tax abatements in certain locations. During 2004 we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements. In December 2006, we received notice that the municipal authority planned to make an adjustment to our tax abatement. We disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against us and the timing of the related payments has not been finalized. As of September 30, 2011, we believe we have adequately accrued for the expected assessment.

     In April 2010, a sales employee of eCOST was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. We received subpoenas from the Office of the U.S. Attorney requesting information regarding the employee and other matters, and have responded to such subpoenas and are fully cooperating with the Office of the U.S. Attorney. We have commenced our own investigation into the actions of the employee. Neither the Company nor eCOST have been charged with any criminal activity, and we intend to seek the recovery or reimbursement of the funds, which are currently classified as other receivables in the September 30, 2011 financial statements. Based on the information available to date, we are unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or our inability to recover such funds or any significant portion thereof, or any costs and expenses we may incur in connection with such matter will not have a material adverse effect upon our financial condition or results of operations.
     Supplies Distributors Financing
     To finance their distribution of IPS products, Supplies Distributors and its subsidiaries have short-term credit facilities with IBM Credit LLC (“IBM Credit”) and IBM Belgium Financial Services S.A. (“IBM Belgium”). We have provided a collateralized guarantee to secure the repayment of these credit facilities. These asset-based credit facilities provided financing for up to $25.0 million and up to 16 million euros (approximately $21.6 million at September 30, 2011) with IBM Credit and IBM Belgium, respectively. These agreements expire in March 2012.
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
     Supplies Distributors’ European subsidiary has a factoring agreement with BNP Paribas Fortis to provide factoring for up to 7.5 million euros (approximately $10.1 million as of September 30, 2011) of eligible accounts receivables through March 2014 as well as certain financial covenants, including minimum tangible net worth.
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
     On November 10, 2011, PFS entered into an amended agreement with Comerica to also provide for up to $2.5 million of eligible equipment purchases (“Equipment Advances”). Outstanding Equipment Advances under the amended Comerica Agreement accrue interest at prime rate plus 2.25% and have a final maturity date of April 15, 2015.
     PFS financed certain capital expenditures through a Loan Agreement with the Mississippi Business Finance Corporation (the “MBFC”) pursuant to which the MBFC issued MBFC Taxable Variable Rate Demand Limited Obligation Revenue Bonds, Series 2004 (Priority Fulfillment Services, Inc. Project) (the “Bonds”). The MBFC loaned PFS the proceeds of the Bonds for the purpose of financing the acquisition and installation of equipment, machinery and related assets to support incremental business from a Southaven, Mississippi distribution facility. The primary source of repayment of the Bonds is a letter of credit (the “Letter of Credit”) issued by Comerica pursuant to a Reimbursement Agreement between PFS and Comerica under which PFS is obligated to pay to Comerica all amounts drawn under the Letter of Credit. The Letter of Credit has a maturity date of April 2012. The amount outstanding on this Loan Agreement as of September 30, 2011 was $0.8 million, the payment of which is due in January 2012. PFS’ obligations under the Reimbursement Agreement are secured by substantially all of its assets, including restricted cash of $0.1 million, and a Company parent guarantee.
     Retail Connect Financing
     Retail Connect has an asset-based line of credit facility of up to $7.5 million with Wells Fargo Bank National Association (“Wells Fargo”), which is collateralized by substantially all of Retail Connect’s assets and expires in May 2012. Borrowings under the facility are limited to a percentage of accounts receivable and inventory, up to specified maximums. As of September 30, 2011, Retail Connect had $0.1 million of letters of credit outstanding and $0.1 million of available credit under this facility. Amounts available under the outstanding letters of credit are currently secured by restricted cash in equivalent amounts. The credit facility restricts Retail Connect’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as a minimum tangible net worth of $0 million, as defined. The Company has guaranteed all current and future obligations of Retail Connect under this line of credit.
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
ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
     We maintain a comprehensive set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. As of September 30, 2011, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
     During the period that ended on September 30, 2011, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     As of September 30, 2011, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of IPS product inventory, was approximately $54.0 million. Certain of the credit facilities have maturity dates in calendar year 2012 or beyond, but are classified as current liabilities in our consolidated financial statements given the underlying nature of the credit facility. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. Any non-renewal or any default under any of our credit facilities would have a material adverse impact upon our business and financial condition. In addition we have provided $3.5 million of subordinated indebtedness to Supplies Distributors as of September 30, 2011. The maximum level of this subordinated indebtedness to Supplies Distributors that may be provided without approval from our lenders is $5.0 million. The restrictions on increasing this amount without lender approval may limit our ability to comply with certain loan covenants or further grow and develop Supplies Distributors’ business. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so. We have also guaranteed Retail Connect’s $7.5 million credit line, as well as certain of its vendor trade payables.
Specific Risks Related to Our Business Process Outsourcing Business
Our business is subject to the risk of customer and supplier concentration.
     For the nine months ended September 30, 2011, two clients represented approximately 30% of our total service fee revenue (excluding pass-through revenue) and approximately 13% of our total consolidated revenue. The loss of either of these clients may have a material adverse effect upon our business and financial condition.
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
     Sales by Supplies Distributors to two customers in the aggregate accounted for approximately 25% of Supplies Distributors’ total product revenue for the nine months ended September 30, 2011, (15% of our consolidated net revenues in the nine month period ended September 30, 2011). The loss of any one or both of such customers, or non-payment of any material amount by these or any other customer would have a material adverse effect upon Supplies Distributors’ business.
     RICOH has advised Supplies Distributors that it is restructuring its IPS business which will include certain operational changes in the sale and distribution of IPS products. We are currently evaluating the impact of these changes to our business, though we believe the changes will result in reduced revenues and profitability for Supplies Distributors beginning in 2012.
Risks Related to Our Stock
Our stock price could decline if a significant number of shares become available for sale.
     As of September 30, 2011, we have an aggregate of 2.3 million stock options outstanding to employees, directors and others with a weighted average exercise price of $4.54 per share. The shares of common stock that may be issued upon exercise of these options may be resold into the public market. Sales of substantial amounts of common stock in the public market as a result of the exercise of these options, or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     None

ITEM 3.	Defaults Upon Senior Securities
     None

ITEM 4.	[Removed and Reserved]

ITEM 5.	Other Information
     None

ITEM 6.	Exhibits and Reports on Form 8-K
     a) Exhibits:

Exhibit
No.	Description of Exhibits
3.1(1)	Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.1.1(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.1.2(4)	Certificate of Amendment to Certificate of Incorporation of PFSweb, Inc.

3.1.3(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.2(1)	Amended and Restated By-Laws

3.2.1(3)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.

3.2.2(6)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.

10.1*	Tenth Amendment to First Amended and Restated Loan and Security Agreement dated November 10, 2011 by and between Priority Fulfillment Services, Inc., and Comerica Bank

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit
No.	Description of Exhibits
101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended December, 31, 2005 filed on March 31, 2006.

(3)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 13, 2007.

(4)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 2, 2008.

(5)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 14, 2009.

(6)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 2, 2010.

*	Filed Herewith

**	Furnished Herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 14, 2011

PFSweb, Inc.
By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer, Chief Accounting Officer, Executive Vice President