Form 10-K
period 2011-12-31
PFSWEB INC
filed 2012-03-30
CIK 1095315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 000-28275

PFSWEB, INC.

(Exact name of registrant as specified in its charter)

Delaware	75-2837058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

500 North Central Expressway, Plano, Texas	75074
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:

972-881-2900

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a Smaller reporting company)	Smaller reporting company	☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011 (based on the closing price as reported by the National Association of Securities Dealers Automated Quotation System) was $57,121,109.

At March 28, 2012, there were 12,782,907 shares of the registrant’s Common Stock issued, $.001 par value.

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

Unless otherwise indicated, all references to “PFSweb,” “the Company,” “we,” “us” and “our” refer to PFSweb, Inc., a Delaware corporation, and its subsidiaries; references to “PFS’ refer to our wholly-owned subsidiaries, Priority Fulfillment Services, Inc., PFS Canada and PFS Europe; references to “Supplies Distributors” refer to our wholly-owned subsidiary Supplies Distributors, Inc. and its subsidiaries; and references to “Retail Connect” refers to our wholly-owned subsidiary PFSweb Retail Connect, Inc.

PART I

Item 1.	Business

General

PFSweb is an international business process outsourcing provider of end-to-end eCommerce solutions. PFSweb provides these solutions to major brand name companies seeking to optimize their supply chain and to enhance their traditional and online business channels and initiatives. We derive our revenues from a broad range of services as we process individual business transactions on our clients’ behalf. Marketed as PFSweb’s End2End eCommerce® solution, the services we offer are organized into the following categories:

•	Digital Marketing

•	eCommerce Technology

•	Order Management

•	Customer Care

•	Logistics and Fulfillment

•	Financial Management

•	Professional Consulting

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

We are headquartered in Plano, Texas where our executive and administrative offices and our primary technology operations and hosting facilities are located. We operate state-of-the-art call centers from our U.S. facilities located in Plano, Texas, and Memphis, Tennessee, and from our international facilities located in Richmond Hill, Ontario, Canada, Liège, Belgium and Manila, Philippines. We lease or manage warehouse facilities of approximately 1.4 million square feet, many containing highly automated and state of the art material handling and communications equipment, in Memphis, Tennessee, Southaven, Mississippi, Grapevine, Texas, Richmond Hill, Ontario, Canada and Liège, Belgium, allowing us to provide global distribution solutions.

Recent Events

In March 2012, we announced the relocation of our corporate headquarters to Allen, Texas and our North Texas customer care center to downtown Dallas, Texas. We believe the relocation of both operations, which will be completed in April 2012, will afford greater flexibility to support our organic and new business growth, seasonal staffing fluctuations and provide an improved working environment for our employees

PFSWEB’S END2END ECOMMERCE® SOLUTIONS

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

Each client has a unique business model and unique strategic objectives that often require highly customized solutions. PFSweb supports clients in a wide array of industries including fashion apparel and accessories, fragrance and beauty products, consumer packaged goods, home furnishings and housewares, consumer electronics, office technology and network connectivity products and aviation spare parts. These clients turn to PFSweb for help in addressing a variety of business issues that include eCommerce, customer satisfaction and retention, time-definite logistics, vendor managed inventory and integration, supply chain compression, cost model realignments, transportation management and international expansion, among others. We also act as a constructive agent of change, providing clients the ability to alter their current distribution model, establish direct relationships with end-customers, and reduce the overall time and costs associated with existing distribution channel strategies. Our clients are seeking solutions that will provide them with dynamic supply chain and multi-channel marketing efficiencies, while ultimately delivering a world-class customer service experience.

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

Improve the Customer Experience. We enable our clients to provide their customers with a high-touch, positive buying experience thereby maintaining and promoting brand loyalty. Through our use of advanced technology, we can respond directly to customer inquiries by e-mail, voice or data communication and assist them with online ordering and product information. We believe we offer our clients a “world-class” level of service, including 24-hour, seven-days-a-week, Web-enabled customer care service centers, detailed Customer Relationship Management (“CRM”) reporting and exceptional order accuracy. We have significant experience in the development of eCommerce storefronts that allows us to recommend features and functions easily navigated and understood by our clients’ customers. Our technology platform is designed to ensure high levels of reliability and fast response times for our clients’ customers. Because of our technology, our clients benefit from being able to offer the latest in customer communication and response conveniences to their customers.

Minimize Investment and Improve Operating Efficiencies. One of the most significant benefits outsourcing provides is the ability to transform fixed costs into variable costs. By eliminating the need to invest in a fixed capital infrastructure, our clients’ costs typically become more directly correlated with volume increases or declines. Further, as volume increases drive the demand for greater infrastructure or capacity, we are able to quickly deploy additional resources. We provide services to multiple clients, which enables us to offer our clients economies of scale, and resulting cost efficiency, that they may not have been able to obtain on their own. Additionally, because of the large number of daily transactions we process, we have been able to justify investments in levels of automation, security surveillance, quality control processes and transportation carrier interfaces that are typically outside the scale of investment that our clients might be able to cost justify on their own. These additional capabilities can provide our clients the benefits of enhanced operating performance and efficiency, reduced inventory shrinkage, and expanded customer service options.

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

We believe our highest value proposition is achieved when our clients engage our full suite of services from all of the categories included in PFSweb’s End2End eCommerce® solutions. However, we provide our clients with the opportunity to customize their solution by selecting only certain services from our offering in à la carte fashion. We believe this flexibility and willingness to create a customized solution for each client differentiates us from our competition.

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

Pay-Per-Click. We go beyond buying keywords. In addition to bid management, we provide effective copywriting as well as landing page recommendations, optimization, and creation to increase conversion. Our strategic search engine marketing approach is designed to drive incremental traffic, increase conversion, and lower ad spend.

Affiliate Marketing. We seek the best affiliate partners that fit the brands, implement the program, and manage the ongoing relationships. We develop strategies for the programs and nurture the affiliate partnerships to ensure relevant traffic is driven to the website to convert into sales.

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

Email Marketing. We provide a world class email platform to create and send dynamic 1-to-1 emails designed to achieve exceptional business results. We provide email delivery services to ensure email is reaching the inbox and have established methodologies to test content, design, and subject lines, as well as drive email strategy to engage customers and increase revenue.

Social Media. Our customer-centric approach focuses on customer service first. We have the tools to disposition customer comments, posts, replies, hash tags, etc. We also have the staff to support the strategy and ongoing management of our client’s social initiatives. We provide strategies to drive traffic and sales to client websites or on Facebook.

eCommerce Technology Services

Direct-to-Consumer eCommerce (“DTC”). PFSweb’s End2End eCommerce® solution for the DTC online channel features Demandware eCommerce, a leading third party Software-as-a-Service (“SaaS”) eCommerce platform. We have fully integrated Demandware with the rest of our world-class technology platform including other best-of-breed technology partners to create a PFSweb reference application that provides our clients with a very high-function DTC online store out-of-the-box. We are able to use the PFSweb reference application as a starting point to very quickly create a completely customized online store for our DTC clients. Designed specifically for DTC brands, our comprehensive offering redefines end-to-end eCommerce by enabling retailers and branded consumer goods manufacturers with the ability to employ a total outsourcing solution customized to their particular eCommerce strategy, without the loss of site or brand control associated with earlier end-to-end outsourcing solutions.

Business-to-Business eCommerce (“B2B”). PFSweb’s End2End eCommerce® solution for the B2B online channel features our GlobalMerchant Commerceware® service that provides a complete eCommerce website solution for our B2B clients. We engage collaboratively with our clients to design, build, host, and manage fully branded, fully customized and fully integrated eCommerce web applications for B2B channels. We offer a broad range of hosting and support plans that can be tailored to fit the needs of each client. Utilizing Microsoft’s.NET Technologies and our proprietary GlobalMerchant Commerceware platform, we maintain a robust hosting environment for our hosted client B2B web sites.

Order Management Services

Order Management Interfaces. Our order management technology solutions provide us and our clients with interfaces that allow for real-time information retrieval, including information on inventory, sales orders, shipments, delivery, purchase orders, warehouse receipts, customer history, accounts receivable and credit lines. These solutions are seamlessly integrated with our web-enabled customer contact centers, allowing for the processing of orders through shopping cart, phone, fax, mail, email, web chat, and other order receipt methods. As the information backbone for our total supply chain solution, order management services can be used on a stand-alone basis or in conjunction with our other business infrastructure offerings, including customer contact, financial or distribution services. In addition, for the B2B market, our technology platform provides a variety of order receipt methods that facilitate commerce within various stages of the supply chain. Our systems provide the ability for both our clients and their customers to track the status of orders at any time. Our services are transparent to our clients’ customers and are seamlessly integrated with our clients’ internal system platforms and web sites. By synchronizing these activities, we can capture and provide critical customer information, including:

•

Statistical measurements critical to creating a quality customer experience, containing real-time order status, order exceptions, back order tracking, allocation of product based on timing of online purchase and business rules, the ratio of customer inquiries to purchases, average order sizes and order response time;

•	B2B supply chain management information critical to evaluating inventory positioning, for the purpose of improving inventory turns, and assessing product flow-through and end-consumer demand;

•	Reverse logistics information, including customer response and reason for the return or rotation of product and desired customer action;

•	Detailed marketing information about what was sold and to whom it was sold, by location and preference; and

•	Web traffic reporting showing the number of visits (“hits”) received, areas visited, and products and information requested.

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

Customer Order Assistance. An important feature of evolving commerce is the ability for the customer to speak with a live customer service representative. Our experience has been that a majority of consumers tell us they visited the web location for information, but not all of those consumers chose to place their order online. Our customer care services utilize features that integrate voice, e-mail, standard mail, fax, data and Internet chat communications to respond to and handle customer inquiries. Our customer care representatives answer various questions, acting as virtual representatives of our clients’ organization, regarding order status, shipping, billing, returns and product information and availability as well as a variety of other questions. For certain clients, we handle Level I and Level II technical support. Level I technical support involves assisting clients’ customers with basic technical issues, i.e. computer application issues. Level II support may involve a more in-depth question and answer session with the customer. Our web-enabled customer care technology identifies each customer contact automatically and routes it to the appropriate customer care representative who is individually trained in the clients’ business and products.

Our web-enabled customer care centers are flexibly designed so that our customer care representatives can handle either several different clients and products in a shared agent environment, thereby creating economy of scale benefits for our clients, or through a highly customized dedicated agent support model that provides the ultimate customer experience and brand reinforcement. Our advanced technology also enables our representatives to up-sell, cross-sell and inform customers of other products and sales opportunities. The web-enabled customer care center is fully integrated into the data management and order processing system, allowing full visibility into customer history and customer trends. Through this fully integrated system, we are able to provide a complete customer care solution.

Quality Monitoring. Quality is essential in our client solutions. As representatives of our clients, our customer care representatives must adhere to the unique quality standards of each client. We continually monitor the quality of our customer care representatives against each client quality standard and use the results to provide agent-level feedback to continually improve the customer care experience. Clients may participate in the quality process by remotely listening to calls, assisting in the grading of recorded calls, and providing ongoing direction to improve quality standards.

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

Logistics and Fulfillment Services

Advanced Distribution Facilities and Infrastructure. An integral part of our solution is the warehousing and distribution of inventory either owned by our clients or owned by us. We currently have approximately 1.3 million square feet of leased or managed warehouse space domestically and internationally to store and process our own and our clients’ inventory. We receive inventory in our distribution centers, verify shipment accuracy, unpack and audit packages (a process that includes spot-checking a percentage of the inventory to validate piece counts and check for damages that may have occurred during shipping, loading and unloading). Upon request, we inspect for other damages or defects, which may include checking fabric, stitching and zippers for soft goods, or ‘testing’ power-up capabilities for electronic items as well as product specifications. We generally stock for sale within one business day of unloading. On behalf of our clients, we pick, pack and ship their customer orders and can provide customized packaging, customized monogramming, capabilities of high volume shrink packaging, inserts and promotional literature for distribution with customer orders. For many clients, we provide gift-wrapping services including line level gifting, customized gift-wrapping paper, ribbon, gift-box and gift-messaging.

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

We are able to take advantage of a variety of shipping and delivery options, which range from next day service to zone skipping to optimize transportation costs. Our facilities and systems are equipped with multi-carrier functionality, allowing us to integrate with all leading package carriers and provide a comprehensive freight and transportation management offering. In addition, an increasingly important service we provide is reverse logistics management. We offer a wide array of product return services, including issuing return authorizations, return carrier shipping labels, receipt of product, crediting customer accounts and disposition of returned product.

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

Facility Operations and Management. Our facilities management service offering includes distribution facility design and optimization, business process reengineering and ongoing staffing and management. Along with our operations in Mississippi and Tennessee, we also manage an aircraft parts distribution center in Grapevine, Texas on behalf of one of our clients. Our expertise in supply chain management, logistics and customer-centric fulfillment operations extends through our management of client-owned facilities, resulting in cost reductions, process improvements and technology-driven efficiencies.

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

We will work with clients to re-sequence certain supply chain activities to aid in an inventory postponement strategy. We can provide kitting and assembly services and build-to-stock thousands of units daily to stock in a Just-in-Time (“JIT”) environment. This service, for example, can entail the procurement of packaging materials including retail boxes, foam inserts and anti-static bags. These raw material components may be shipped to us from domestic or overseas manufacturers, and we will build the finished SKUs to stock for the client. Also included is the custom configuration of high-end printers and servers. This strategy allows manufacturers to make a smaller investment in base unit inventory while meeting changing customer demand for highly customizable products.

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

Product Management and Inspection Services. We also operate a coupon management system and product management program. Coupons are managed and activated by a unique serial number, thus significantly reducing fraudulent activity. Our capabilities also extend into salvage operations, allowing our clients to reclaim valuable raw materials and components from discontinued or obsolete inventory.

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

The Enablement model should generate margins for our clients consistent with other retailers in our clients’ product category and the bottom line financial results for our clients should be similar to other retailers in their space. Service fee revenues in this model are reported in our traditional PFSweb service fee segment.

Agent (Flash) Financial Model

As an additional service, we offer an “Agent” model, or “Flash” model, in which our clients maintain ownership of the product inventory stored at our locations, as in the Enablement model. When a customer orders the product from our clients, a “flash” sale transaction passes product ownership of each order to us and we in turn immediately re-sell the product to the customer. The “flash” ownership exchange establishes us as the merchant of record. This enables us to use our existing credit card merchant infrastructure to process sales to end customers, removing the need for clients to establish these business processes internally, but permitting clients to control the sales process to end customers. In this model, based on the terms of our current client arrangements, we record product revenue on a net basis.

Retail Financial Model

In addition to the Enablement and the Agent models, we also offer a “Retail” model. Under the Retail model, a PFSweb subsidiary purchases inventory from the client just as any other client reseller partner. In the Retail model, we place the initial and replenishment purchase orders with the client and take ownership of the product upon delivery to our facility.

Because we are the product owner as well as the merchant of record, we work closely with the client to plan sales and promotional activities. Under the Retail model, depending upon the product category and sales characteristics, we may require the client to provide product price protection as well as product purchase payment terms, right of return, and obsolescence protection appropriate to the product sales profile. Since we purchase and own the inventory and accounts receivable, this business model generally requires significant working capital requirements for which we have credit available either through credit terms provided by our clients or under senior credit facilities.

The costs of all standard PFSweb services normally billed on a transaction basis under the Enablement model, as well as certain credit risks, may be covered by the selling margin under the Retail model arrangement. The bottom line financial results for our client should be similar to the financial benefits from the retail channel, although unlike the traditional retail channel, our clients generally control the presentation and branding of the web site and owns all the customer data from the eCommerce activities.

We currently provide the Retail model for a portion of our Procter & Gamble engagement for DTC sales through the P&G eStore. In addition, we use our Retail model to enable our Supplies Distributors subsidiary to serve as a global master distributor of printer supplies for Ricoh Infoprint Solutions Company (“IPS”) a wholly-owned subsidiary of Ricoh Company Ltd. (“Ricoh”). In this model, the product revenues are reported in our Business and Retail Connect segment.

INDUSTRY INFORMATION AND COMPETITIVE LANDSCAPE

Industry Overview

Business activities in the public and private sectors continue to operate in an environment of rapid technological advancement, increasing competition and continuous pressure to improve operating and supply chain efficiency while decreasing costs. We currently see the following trends within the industry:

•

Manufacturers strive to restructure their supply chains to maximize efficiency and reduce costs in both B2B and DTC markets, and to create a variable-cost supply chain able to support the multiple, unique needs of each of their initiatives, including traditional and electronic commerce.

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

A key business challenge facing many manufacturers and retailers as they evaluate their supply chain efficiency is in determining how the trend toward increased direct-to-customer business activity will impact their traditional B2B and DTC commerce business models. Order management and small package fulfillment and distribution capabilities are becoming increasingly important processes as this trend evolves. We believe manufacturers will look to outsource their non-core competency functions to support this modified business model. We believe companies will continue to strategically plan for the impact that eCommerce and other new technology advancements will have on their traditional commerce business models and their existing technology and infrastructure capabilities.

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

Another vital point for major brand name companies seeking to outsource is the protection of their brand. When looking for an outsourcing partner to provide infrastructure solutions, brand name companies must find a company that can ensure the same quality performance and superior experience their customers expect from their brands. Working with an outsourcing partner requires finding a partner that can maintain the consistency of their brand image, which is one of the most valuable intangible assets that recognized brand name companies possess.

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

Although many of our competitors offer one or more of our services, we believe our primary competitive advantage is our ability to offer a full array of customized services marketed as PFSweb’s End2End eCommerce® solutions, thereby eliminating any need for our clients to coordinate these services from many different providers. We believe we can differentiate ourselves by offering our clients a very broad range of eCommerce and business process services that address, in many cases, the entire value chain, from demand to delivery.

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

IPS (printer supplies in several geographic areas), Xerox (printers and printer supplies), Roots Canada Ltd. (apparel), Hawker Beechcraft Corp. (facilities management and time-definite logistics supporting parts distribution), Riverbed Technologies (technology products), LEGO Brand Retail (toys), Fifth and Pacific Cos, Inc (fashion apparel and accessories), Procter & Gamble (consumer packaged goods), AAFES (military exchange service), L’Oréal (health & beauty), Sorel (active outdoor apparel) among many others.

We target potential clients through an extensive integrated marketing program comprised of a variety of direct marketing techniques, email marketing initiatives, trade event participation, search engine marketing, public relations and a sophisticated outbound tele-sales lead generation model. We have also developed an intricate messaging matrix that defines our various eCommerce and business process outsourcing solutions and products, the vehicles we utilize to deliver marketing communication on these solutions/products and the target audience segments that display a demand for these solutions/products. This messaging matrix allows us to deploy highly targeted solution messages to selected key vertical industry segments where we feel we are able to provide significant service differentiation and value. We also pursue strategic marketing alliances with consulting firms, software manufacturers and other logistics providers to increase market awareness and generate referrals and customer leads.

Because of the highly complex nature of the solutions we provide, our clients demand significant competence and experience from a variety of different business disciplines during the sales cycle. As such, we utilize a selected member of our senior executive team to lead the design and proposal development of each potential new client we choose to pursue. The senior executive is supported by a select group of highly experienced individuals from our professional services group with specific industry knowledge of, or experience with, the solutions development process. We employ a team of highly trained implementation managers whose responsibilities include the oversight and supervision of client projects and maintaining high levels of client satisfaction during the transition process between the various stages of the sales cycle and steady state operations.

Technology

We maintain advanced management information systems and have automated key business functions using online, real-time or batch systems. These systems enable us to provide information concerning sales, inventory status, customer payments and other operations essential for us and our clients to efficiently manage electronic commerce and supply chain business programs. Our systems are designed to scale rapidly to handle the transaction processing demands of our clients and our growth.

We employ technology from a select group of vendors. For example, we deploy IBM e-servers and network printers in appropriate models to run web site functions as well as order management and distribution functions. Our network backbone is powered by Cisco, who provides network connectivity and network security solutions for our worldwide locations. We utilize Avaya Communication for telephone switch and call center management functions, and to interact with customers via voice, e-mail or chat. Avaya Communication technology also allows us to share web pages between customers and our service representatives. We have the ability to transmit and receive voice, data and video simultaneously on a single network connection to a customer to more effectively serve that customer for our client. Clients’ interest in using this technology stems from its ability to allow shoppers to consult with known experts in a way the customer chooses prior to purchasing. Our sophisticated computer-telephony integration has been accomplished by combining systems software from IBM and Avaya Communication together with our own application development. We use Verizon Business for our private enterprise network and AT&T as our long distance carrier. We use Oracle’s J.D. Edwards as the software provider for the primary ERP applications used in our operational areas and financial areas. We use Dematic/Rapistan Materials Handling Automation for our automated order selection, automated conveyor and “pick-to-light” (inventory retrieval) systems, and Symbol Technologies/Telxon for our warehouse radio frequency applications. Our Warehouse Management System (“WMS”) and Distribution Requirements Planning (“DRP”) system have been developed in-house to meet the varied unique requirements of our vertical markets. Both the WMS and DRP are tightly integrated to both the North American and European deployments of our J.D. Edwards’ system.

Many internal infrastructures are not sufficient to support the explosive growth in e-business, e-marketplaces, supply chain compression, distribution channel realignment and the corresponding demand for real-time information necessary for strategic decision-making and product fulfillment. To address this need, we have created PFSweb’s End2End eCommerce® platform to enable companies with little or no eCommerce infrastructure to speed their time to market and minimize resource investment and risk, and to allow all companies involved to improve the efficiency of their supply chain.

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

We provide technology interfaces to our back-office applications including our customized Oracle J.D. Edwards order management and fulfillment application. We utilize Gentran Integration Suite™ (“GIS”) as our technology platform for Enterprise Application Integration with our clients and clients’ trading partners. With GIS, we have greatly increased our ability to quickly design and deploy customized B2B and DTC eCommerce solutions for our clients by utilizing a robust business process modeling tool and a highly scalable operating infrastructure. This platform facilitates the efficient and secure exchange of electronic business transactions/documents in a wide variety of formats (i.e. XML, X.12 EDI, delimited text, IDOCS) and communication protocols (i.e. FTP/SFTP, AS2/HTTP/HTTPS, AS1 SMTP, MQ Series and SOA Web Services).

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

Strategy

We continue to maintain our simple but effective strategy statement to drive our actions, QGP. This acronym stands for Quality, Growth and Profit. We believe if we can achieve outstanding performance on these three basic elements, they will provide for a stable foundation for our future. As the evolution of our business model continues, we will remain focused on these three fundamentals:

Quality: To exceed our client’s service level requirements and enhance the value of their brand while providing their customers a positive, memorable and efficient experience.

Growth: To increase our revenue and gross profit from its current levels. To aggressively market simplified product messages to drive new clients and revenue and profit growth. To become a larger company and create career and additional employment opportunities. To embrace strategic partnering to accentuate strengths and minimize weaknesses.

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

Employees

As of December 31, 2011, we had approximately 1,400 employees, of which approximately 1,100 were located in the United States. We have never suffered an interruption of business as a result of a labor dispute. We consider our relationship with our employees to be good. In the U.S., Canada and Philippines, we are not a party to any collective bargaining agreements and while our European subsidiaries are not a party to a collective-bargaining agreement, they are required to comply with certain rules mentioned in collective bargaining agreements, agreed upon by representatives of their industry (logistics) and unions.

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

Internet Access to Reports

We maintain an Internet website, www.pfsweb.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K (and amendments, if any, to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934) are made available, free of charge, through the investor relations section of this website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The information on this website is not incorporated in this report.

Government Regulation

We are subject to federal, state, local and foreign consumer protection laws, including laws protecting the privacy of our customers’ personally identifiable information and other non-public information and regulations prohibiting unfair and deceptive trade practices. Furthermore, the growth and demand for online commerce has and may continue to result in more stringent consumer protection laws that impose additional compliance burdens and greater penalties on online companies. Moreover, there is a trend toward regulations requiring companies to provide consumers with greater information regarding, and greater control over, how their personal data is used, and requiring notification when unauthorized access to such data occurs. For example, many states currently require us to notify each of our customers who are affected by any data security breach in which an unauthorized person, such as a computer hacker, obtains such customer’s name and one or more of the customer’s social security number, driver’s license number, credit or debit card number or other similar personal information. In addition, several jurisdictions, including foreign countries, have adopted privacy-related laws that restrict or prohibit unsolicited email promotions, commonly known as “spam,” and that impose significant monetary and other penalties for violations. One such law, the CAN-SPAM Act of 2003 imposes complex, burdensome and often ambiguous requirements in connection with our sending commercial email to our customers and potential customers. Moreover, in an effort to comply with these laws, Internet service providers may increasingly block legitimate marketing emails. These consumer protection laws may become more stringent in the future and could result in substantial compliance costs and could interfere with the conduct of our business.

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

Our business and future growth currently depend on our ability to access bank, vendor and commercial lines of credit. We currently depend on line of credit facilities provided by various banks and commercial lenders that provided for an aggregate of up to approximately $101 million in available financing as of December 31, 2011. These lines of credit currently mature at various dates through March 2014 and are secured by substantially all our assets. Our ability to renew our lines of credit depends upon various factors, including the availability of bank loans and commercial credit in general, as well as our financial condition and prospects. Therefore, we cannot guarantee that these credit facilities will continue to be available beyond their current maturities on reasonable terms or at all. Our inability to renew or replace our credit facilities or find alternative financing would materially adversely affect our business, financial condition, operating results and cash flow.

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

To reach our business growth objectives, we may increase our operating and marketing expenses, as well as capital expenditures. To offset these expenses, we will need to generate additional profitable business. If our revenue grows slower than either we anticipate or our clients’ projections indicate, or declines or if our operating and marketing expenses exceed our expectations or cannot be reduced to an appropriate level, we may not generate sufficient revenue to be profitable or be able to sustain or increase profitability on a quarterly or annual basis in the future. Additionally, if our revenue grows slower than either we anticipate or our clients’ projections indicate, we may incur unnecessary or redundant costs and our operating results could be adversely affected.

We have a large investment in fulfillment and computer technology equipment as well as long term building leases. A reduction in our clients’ ecommerce business or our inability to increase service fee revenue from new or existing clients could negatively impact our operating results.

We seek to maintain sufficient capacity in our fulfillment operations and computer technology systems to support growth in our clients’ business and service those clients during seasonal volume increases. A reduction in our clients’ business or our inability to increase service fee revenue from new or existing clients could result in an underutilization in our invested assets. Furthermore, we recently entered into two building leases with lease terms long enough to secure competitive lease rates, but which require early termination payments in the event we elect to terminate the leases prior to their scheduled expiration, thus limiting our flexibility to reduce fixed capacity in response to reduced revenue.

Changes to financial accounting standards may affect our reported results of operations.

We prepare our financial statements to conform to United States generally accepted accounting principles, or GAAP. GAAP is subject to interpretation by the Financial Accounting Standards Board, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies could have a significant effect on our reported results and could even affect our reporting of transactions that were completed before a change is announced. Accounting rules affecting many aspects of our business, including rules relating to accounting for revenue recognition, arrangements involving multiple deliverables and operating leases, have recently been revised or are currently under review. Changes to those rules, or current interpretation of those rules, may have a material adverse effect on our reported financial results or on the way we conduct our business.

We operate with significant levels of indebtedness and are required to comply with certain financial and non-financial covenants; we are required to maintain a minimum level of subordinated loans to our subsidiary Supplies Distributors; and we have guaranteed certain indebtedness and obligations of our subsidiaries including PFS, Supplies Distributors and Retail Connect.

As of December 31, 2011, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of IPS product inventory, was approximately $54.8 million. Certain of the credit facilities have maturity dates in calendar year 2013 or beyond, but are classified as current liabilities in our consolidated financial statements given the underlying nature of the credit facility. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. Any non-renewal, default under or acceleration of any of our credit facilities would have a material adverse impact upon our business and financial condition. In addition we have provided $3.5 million of subordinated indebtedness to Supplies Distributors as of December 31, 2011. The maximum level of this subordinated indebtedness to Supplies Distributors that may be provided without approval from our lenders is $5.0 million. The restrictions on increasing this amount without lender approval may limit our ability to comply with certain loan covenants or further grow and develop Supplies Distributors’ business. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so. We have also guaranteed our subsidiary Retail Connect’s $7.5 million credit line, as well as certain of its vendor trade payables.

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

We currently operate a distribution complex in Liège, Belgium with approximately 200,000 square feet, and a distribution center in Richmond Hill, Ontario, Canada with approximately 34,000 square feet. We also operate a facility in the Philippines with approximately 7,000 square feet to provide technology development and administrative support. We cannot assure you we will be successful in expanding in these or any additional international markets. In addition to the uncertainty regarding our ability to generate revenue from foreign operations and expand our international presence, there are risks inherent in doing business internationally, including:

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

Our future capital needs are difficult to predict. We may require additional capital to take advantage of unanticipated opportunities, including strategic alliances and acquisitions, and to fund capital expenditures, or to respond to changing business conditions and unanticipated competitive pressures. We may also require additional funds to finance operating losses. Should these circumstances arise, our existing cash balance and credit facilities may be insufficient and we may need to raise additional funds either by borrowing money or issuing additional equity. We cannot assure you that such resources will be adequate or available for all of our future financing needs. Our inability to finance our growth, either internally or externally, may limit our growth potential and our ability to execute our business strategy. If we are successful in completing an additional equity financing, this could result in further dilution to our shareholders’ ownership or reduce the market value of our common stock.

We may engage in future strategic alliances or acquisitions that could dilute our existing shareholders’ ownership, cause us to incur significant expenses or harm our business.

We may review strategic alliance or acquisition opportunities that would complement our current business or enhance our technological capabilities. Integrating any newly acquired businesses, technologies or services may be expensive and time-consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through borrowing money or completing public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our shareholders’ ownership. We may not be able to operate any acquired businesses profitably or otherwise implement our growth strategy successfully. If we are unable to integrate any newly acquired entities or technologies effectively, our operating results could suffer. Future acquisitions could also result in incremental expenses and the incurrence of debt and contingent liabilities, any of which could harm our operating results.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

Based on the current requirements and our public float, we are not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act to obtain a report by our independent auditors opining on the effectiveness of our internal controls over financial reporting. If we fail to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fail to prevent fraud, current and potential shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

Delivery of our and our clients’ products could be delayed or disrupted by factors beyond our control, and we could lose customers and clients as a result.

We rely upon third party carriers for timely delivery of our and our clients’ product shipments. As a result, we are subject to carrier disruptions and increased costs due to factors that are beyond our control, including employee strikes, inclement weather and increased fuel costs. Any failure to deliver products to our and our clients’ customers in a timely and accurate manner may damage our reputation and brand, and could cause us to lose customers and clients. We cannot be sure that our relationships with third party carriers will continue on terms favorable to us, if at all. If our relationship with any of these third party carriers is terminated or impaired, or if any of these third parties is unable to deliver products, we would be required to use alternative carriers for the shipment of our and our clients’ products to customers. We may be unable to engage alternative carriers on a timely basis or on favorable terms, if at all. Potential adverse consequences include:

•	reduced visibility of order status and package tracking;

•	delays in order processing and product delivery;

•	increased cost of delivery, resulting in reduced margins; and

•	reduced shipment quality, which may result in damaged products and customer dissatisfaction.

Our profitability could be adversely affected if the operation of our facilities were interrupted or shut down as the result of a natural disaster.

We operate a majority of our distribution facilities in and around the Memphis, Tennessee area and our headquarters and call center operations are centered in the Dallas, Texas area. We also maintain facilities in Canada, Europe and the Philippines. Any natural disaster or other serious disruption to our facilities due to fire, tornado, flood or any other cause would substantially disrupt our operations and would impair our ability to adequately service our customers. In addition, we could incur significantly higher costs during the time it takes for us to reopen or replace any one or more of our facilities, which may or may not be reimbursed by insurance. As a result, disruption at one or more of our facilities could adversely affect our profitability.

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

Data security laws are becoming more stringent in the United States and abroad. Third parties are engaging in increased cyber attacks against companies doing business on the Internet and individuals are increasingly subjected to identity and credit card theft on the Internet. If third parties or unauthorized employees are able to penetrate our network security or otherwise misappropriate our customers’ or our clients’ customers’ personal information or credit card information, or if we give third parties or our employees improper access to customers’ personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. This liability could also include claims for other misuses of personal information, including unauthorized marketing purposes. Liability for misappropriation of this information could decrease our profitability. In such circumstances, we also could be liable for failing to provide timely notice of a data security breach affecting certain types of personal information. In addition, the Federal Trade Commission and state agencies have brought numerous enforcement actions against Internet companies for alleged deficiencies in those companies’ privacy and data security practices, and they may continue to bring such actions. We could incur additional expenses if new regulations regarding the collection, use or storage of personal information are introduced or if government agencies investigate our privacy or security practices.

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

Our service fee revenue is primarily transaction based and fluctuates with the volume of transactions or level of sales of the products by our clients for whom we provide transaction management services. If we are unable to retain existing clients or attract new clients, or if we dedicate significant resources to clients whose business does not generate sufficient revenue or whose products do not generate substantial customer sales, our business may be materially adversely affected. Moreover, our ability to estimate service fee revenue for future periods is substantially dependent upon our clients’ and our own projections, the accuracy of which has been, and will continue to be, unpredictable. Therefore, our planning for client activity and targeted goals for service fee revenue and gross margin may be materially adversely affected by incomplete, delayed or inaccurate projections. In addition, many of our service agreements with our clients are terminable by the client at will. Therefore, we cannot assure you any of our clients will continue to use our services for any period of time. The loss of a significant amount of service fee revenue due to client terminations could have a material adverse effect on our ability to cover our costs and thus on our profitability. Certain of our client service agreements contain minimum service level requirements and impose financial penalties if we fail to meet such requirements. The imposition of a substantial amount of such penalties could have a material adverse effect on our business and operations.

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

We may incur liability for indemnification obligations under our contracts with our clients and business partners which may have a material adverse effect upon our business, results of operations and financial condition.

We include indemnification provisions in the contracts we enter into with our clients and business partners. Generally, the provisions require us to defend claims arising out of our infringement of third-party intellectual property rights, breach of contractual obligations and/or unlawful or otherwise culpable conduct. The indemnity obligations generally cover damages, costs and attorneys’ fees arising out of such claims. In many instances, our indemnification obligations to our clients include the actions or omissions of our third-party providers. Although we seek to limit our total liability under such provisions to either a portion of the value of the contract or a specified, agreed-upon amount, in some cases our total liability under such provisions is unlimited. Although in most cases our third party providers indemnify us for their actions and omissions, such providers may dispute or be unable to satisfy their indemnification obligation to us. In most cases, the term of the indemnity provision is perpetual. If we are required to indemnify a claim in a material amount, or if a series of indemnification claims are in the aggregate a material amount, we may be required to expend significant resources to defend the claims, which may have a material adverse effect upon our business, results of operations and financial condition.

Our business is subject to the risk of customer and supplier concentration.

For fiscal year 2011, two clients represented approximately 31% of our service fee revenue (excluding pass-through revenue) and 16% of consolidated revenue. We currently anticipate that one or more of these clients and other clients will reduce the level of services or terminate their relationship with us so that, unless we are able to increase our service fee revenue from other existing or new clients or adjust our operating costs, such reduction or termination of services would have a material adverse effect upon our business, results of operation and financial condition.

The majority of our Supplies Distributors product revenue is generated by sales of product purchased under master distributor agreements with IPS. These agreements are terminable at will and no assurance can be given that IPS will continue the master distributor agreements with Supplies Distributors. Supplies Distributors does not have its own sales force and relies upon IPS’s sales force and product demand generation activities for its sale of IPS product. We have been advised that IPS is implementing certain operational changes in the sale and distribution of IPS products which we expect will result in reduced revenues and profitability for Supplies Distributors in 2012. Further reduction in the IPS business may have a material adverse effect on Supplies Distributors’ business and our overall financial condition.

Sales by Supplies Distributors to two customers in the aggregate accounted for approximately 25% and 27% of Supplies Distributors’ total product revenue for the years ended December 31, 2011 and 2010, respectively (13% and 17% of our consolidated net revenues for the years ended December 31, 2011 and 2010, respectively). The loss of one or both of such customers, or non-payment of any material amount by these or any other customer, would have a material adverse effect upon Supplies Distributors’ business, results of operations and financial condition.

Our operating results are materially impacted by our client mix and the seasonality of their business.

Our business is materially impacted by our client mix and the seasonality of their business. Based upon our current client mix and their current projected business volumes, we anticipate our revenue will be at its lowest in the first quarter of our fiscal year and at its highest in the fourth quarter of our fiscal year. We are unable to predict how the seasonality of future clients’ business may affect our quarterly revenue and whether the seasonality may change due to modifications to a client’s business. As such, we believe results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.

Our systems may not accommodate significant growth in our number of clients.

Our success depends on our ability to handle a large number of transactions for many different clients in various product categories. We expect the volume of transactions will increase significantly as we expand our operations. In addition, client marketing programs, such as “secret sales” or “flash sales” often result in significant short-term spikes in transaction volumes. When this occurs, additional stress is placed upon our network hardware and software, and our ability to efficiently manage our operations and we cannot assure you of our ability to efficiently manage a large number of transactions. If we are not able to maintain an appropriate level of operating performance, we may develop a negative reputation, and impair existing and prospective client relationships and our business would be materially adversely affected.

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

We face competition from many sources that could adversely affect our business; growth in our clients’ ecommerce business may make it more efficient for the client to perform our services themselves.

Many companies offer, on an individual basis, one or more of the same services we do, and we face competition from many different sources depending upon the type and range of services requested by a potential client. Our competitors include vertical outsourcers, which are companies that offer a single function, such as call centers, public warehouses or credit card processors. We compete against transportation logistics providers who offer product management functions as an ancillary service to their primary transportation services. We also compete against other business process outsourcing providers, who perform many similar services as us. Many of these companies have greater capabilities than we do for the single or multiple functions they provide. In many instances, our competition is the in-house operations of potential clients themselves. The in-house operations of potential clients often believe they can perform the same services we do, while others are reluctant to outsource business functions that involve direct customer contact. We cannot be certain we will be able to compete successfully against these or other competitors in the future.

In addition, growth in our clients’ ecommerce businesses may cause a client to consider making the necessary investments to process their ecommerce operations in-house. In such event, unless we can provide a more cost-effective solution to the client, the client may choose to terminate our services. There is no assurance that we will be able to provide a more cost-effective solution, or that any such solution will not reduce our profitability or be accepted by the client.

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

Our business could be adversely affected by a systems or equipment failure, whether ours or our clients.

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

Interruptions could also result from the intentional acts of others, like hackers. If our systems are penetrated by computer hackers, or if computer viruses infect our systems, our computers could fail or proprietary information could be misappropriated.

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

As of December 31, 2011, we have an aggregate of 2.2 million stock options outstanding to employees, directors and others with a weighted average exercise price of $4.56 per share. The shares of common stock that may be issued upon exercise of these options may be resold into the public market. Sales of substantial amounts of common stock in the public market as a result of the exercise of these options, or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.

Our certificate of incorporation, our bylaws, our shareholder rights plan and Delaware law make it difficult for a third party to acquire us, despite the possible benefit to our shareholders.

Provisions of our certificate of incorporation, our bylaws, our shareholder rights plan and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. For example, our certificate of incorporation provides for a classified board of directors, meaning that only approximately one-third of our directors may be subject to re-election at each annual shareholder meeting. Our certificate of incorporation also permits our Board of Directors to issue one or more series of preferred stock, which may have rights and preferences superior to those of the common stock. The ability to issue preferred stock could have the effect of delaying or preventing a third party from acquiring us. We have also adopted a shareholder rights plan. These provisions could discourage takeover attempts and could materially adversely affect the price of our stock. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit large shareholders from consummating a merger with, or acquisition of us. These provisions may prevent a merger or acquisition that would be attractive to shareholders and could limit the price investors would be willing to pay in the future for our common stock.

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

Our headquarters are currently located in Plano, Texas, a Dallas suburb. In December 2011, we signed a new lease for approximately 96,000 square feet in Allen, Texas, another Dallas suburb. We are currently in the process of relocating our headquarters to this new Allen facility and expect to complete the move in April 2012.

In the U.S., we operate a distribution facility in Memphis, Tennessee, with aggregate space of more than 440,000 square feet. We also operate approximately 490,000 square feet of distribution facilities in Southaven, Mississippi. These facilities are located approximately ten miles from the Memphis International Airport. We also manage a distribution facility in Grapevine, Texas with approximately 200,000 square feet.

Internationally, we operate a distribution complex in Liège, Belgium with approximately 200,000 square feet, which contains advanced distribution systems and equipment. We operate a distribution center in Richmond Hill, Ontario, Canada with approximately 34,000 square feet. We also operate a facility in the Philippines with approximately 7,000 square feet to provide primarily technology development and administrative support.

Except for the Grapevine, Texas facility, which we manage on our client’s behalf, all of our facilities are leased and the material lease agreements contain one or more renewal options.

We operate customer service centers in our facilities in Tennessee, Texas, Belgium, Canada and the Philippines. Our call center technology permits the automatic routing of calls to available customer service representatives in several of our call centers. In December 2011, we signed a new lease in Dallas, Texas for approximately 78,000 square feet. We are currently in process of relocating our Plano, Texas call center operations to this new Dallas location and expect to complete the move in April 2012.

Item 3.	Legal Proceedings

We are not party to any legal proceedings other than routine claims and lawsuits arising in the ordinary course of our business. We do not believe such claims and lawsuits, individually or in the aggregate, will have a material adverse effect on our business.

Item 4.	Mine Safety Disclosure

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed, and currently trades, on the NASDAQ Capital Market under the symbol “PFSW.” The following table sets forth for the period indicated the high and low sale price for the common stock as reported by NASDAQ:

	Price
	High	Low
Year Ended December 31, 2010
First Quarter	$4.70	$1.48
Second Quarter	$5.23	$2.73
Third Quarter	$3.57	$2.21
Fourth Quarter	$4.19	$3.05
Year Ended December 31, 2011
First Quarter	$5.22	$2.89
Second Quarter	$6.72	$4.15
Third Quarter	$5.50	$3.70
Fourth Quarter	$4.55	$2.15

As of March 6, 2012, there were approximately 4,600 shareholders, of which approximately 135 were record holders of the common stock.

We have never declared or paid cash dividends on our common stock and do not anticipate the payment of cash dividends on our common stock in the foreseeable future. We are also restricted from paying dividends under our debt agreements without the prior approval of our lenders. The payment of any future cash dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions and the approval of our lenders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

The following table summarizes information with respect to equity compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2011:

Plan category (1)	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	2,167,852	$4.56	419,042
Equity compensation plans not approved by security holders	—		—

Total	2,167,852		419,042

(1)	See Note 5 to the Consolidated Financial Statements for more detailed information regarding the Company’s equity compensation plans.

Item 6.	Selected Consolidated Financial Data

None

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Information

We have made forward-looking statements in this Report on Form 10-K. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “seek,” “strive,” “believe,” “expect,” “anticipate,” “predict,” “potential,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “target” and “estimate” or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to the Risk Factors set forth above or elsewhere in this Report on Form 10-K, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:

•	our ability to retain and expand relationships with existing clients and attract and implement new clients;

•	our reliance on the fees generated by the transaction volume or product sales of our clients;

•	our reliance on our clients’ projections, transaction volume or product sales;

•	our dependence upon our agreements with International Business Machines Corporation (“IBM”) and InfoPrint Solutions Company (“IPS”);

•	our dependence upon our agreements with our major clients;

•	our client mix, their business volumes and the seasonality of their business;

•	our ability to finalize pending contracts;

•	the impact of strategic alliances and acquisitions;

•	trends in eCommerce, outsourcing, government regulation, both foreign and domestic, and the market for our services;

•	whether we can continue and manage growth;

•	increased competition;

•	our ability to generate more revenue and achieve sustainable profitability;

•	effects of changes in profit margins;

•	the customer and supplier concentration of our business;

•	the reliance on third-party subcontracted services;

•	the unknown effects of possible system failures and rapid changes in technology;

•	foreign currency risks and other risks of operating in foreign countries;

•	potential litigation;

•	our dependence upon key personnel;

•	the impact of new accounting standards and changes in existing accounting rules or the interpretations of those rules;

•	our ability to raise additional capital or obtain additional financing;

•	our ability, and the ability of our subsidiaries, to borrow under current financing arrangements and maintain compliance with debt covenants;

•	relationships with, and our guarantees of, certain liabilities and indebtedness of our subsidiaries; and

•	taxation on the sale of our products.

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

We refer to the standard PFSweb seller services financial model as the Enablement model. In this model, our clients own the inventory and are the merchants of record and engage us to provide various business outsourcing services in support of their business operations. We derive our service fee revenues from a broad range of service offerings that include digital marketing, eCommerce technology, order management, customer care, logistics and fulfillment, financial management and professional consulting. We offer our services as an integrated solution, which enables our clients to outsource their complete infrastructure needs to a single source and to focus on their core competencies. Our distribution services are conducted at warehouses we lease or manage. We currently provide infrastructure and distribution solutions to clients that operate in a range of vertical markets, including technology manufacturing, computer products, cosmetics, fragile goods, contemporary home furnishings, apparel, aviation, telecommunications, consumer electronics and consumer packaged goods, among others.

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

Many of our service fee contracts involve third-party vendors who provide additional services, such as package delivery. The costs we are charged by these third-party vendors for these services are often passed on to our clients. Our billings for reimbursements of these costs and other ‘out-of-pocket’ expenses include travel, shipping and handling costs and telecommunication charges and are included in pass-through revenue.

As an additional service, we offer our second model, the Agent, or Flash, financial model, in which our clients maintain ownership of the product inventory stored at our locations, as in the Enablement model. When a customer orders the product from our clients, a “flash” sale transaction passes product ownership to us for each order and we in turn immediately re-sell the product to the customer. The “flash” ownership exchange establishes us as the merchant of record, which enables us to use our existing merchant infrastructure to process sales to end customers, removing the need for the clients to establish these business processes internally, but permitting them to control the sales process to end customers. In this model, based on the terms of our current client arrangements, we record product revenue on a net basis.

Finally, our Retail model allows us to purchase inventory from the client just as any other client reseller partner. In this model, we place the initial and replenishment purchase orders with the client and take ownership of the product upon delivery to our facility. Consequently, in this model, we generate product revenue, as we own the inventory and the accounts receivable arising from our product sales. Under the Retail model, depending upon the product category and sales characteristics, we may require the client to provide product price protection as well as product purchase payment terms, right of return, and obsolescence protection appropriate to the product sales profile. In this model we recognize product revenue for customer sales. Freight costs billed to customers are reflected as components of product revenue. This business model generally requires significant working capital requirements, for which we have credit available either through credit terms provided by our client or under senior credit facilities.

In general, we provide the Enablement model through our PFS and Supplies Distributors subsidiaries, the Agent or Flash model through our PFS and Supplies Distributors subsidiaries and the Retail model through our Supplies Distributors subsidiaries and our PFSweb Retail Connect subsidiary.

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

Growth within our Retail model currently is primarily driven by our ability to attract new master distributor arrangements with IPS or other manufacturers and the sales and marketing efforts of the manufacturers and third party sales partners. Ricoh has advised us that it is restructuring its IPS business, which will include certain realignment and operational changes in the sale and distribution of IPS products. We are continuing to evaluate the impact of these changes to our business, though we expect the changes to result in reduced revenues and profitability under our Retail model in 2012.

We continue to monitor and control our costs to focus on profitability. While we are targeting our new service fee contracts to yield increased gross profit, we also expect to incur incremental investments in technology development, operational and support management and sales and marketing expenses.

Our expenses comprise primarily four categories: 1) cost of product revenue, 2) cost of service fee revenue, 3) cost of pass-through revenue and 4) selling, general and administrative expenses.

Cost of product revenue – consists of the purchase price of product sold and freight costs, which are reduced by certain reimbursable expenses. These reimbursable expenses include pass-through customer marketing programs, direct costs incurred in passing on any price decreases offered by vendors to cover price protection and certain special bids, the cost of products provided to replace defective product returned by customers and certain other expenses as defined under the master distributor agreements.

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

Selling, General and Administrative expenses – consist of expenses such as compensation and related expenses for sales and marketing staff, distribution costs (excluding freight) applicable to the Supplies Distributors business and the Retail model, executive, management and administrative personnel and other overhead costs, including certain occupancy and information technology costs and depreciation and amortization expenses.

Monitoring and controlling our available cash balances and our expenses continues to be a primary focus. Our cash and liquidity positions are important components of our financing of both current operations and our targeted growth.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The results of operations related to the eCOST.com business unit that was sold in February 2011 have been reported as discontinued operations for both periods presented below. The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenue (in millions).

				Change		% of Total Revenue
	2011	2010		$	%	2011		2010
Revenues:
Product revenue, net	$162.4	$174.6		$(12.2)	(7.0)%	54.4%		63.6%
Service fee revenue	95.4	70.6		24.8	35.0%	31.9%		25.7%
Pass-through revenue	41.0	29.3		11.7	40.0%	13.7%		10.7%

Total net revenues	298.8	274.5		24.3	8.8%	100.0%		100.0%

Cost of Revenues
Cost of product revenue	150.7	162.5		(11.8)	(7.2)%	92.8	%(1)	93.1%
Cost of service fee revenue	71.8	51.1		20.7	40.3%	75.3	%(2)	72.4%
Pass-through cost of revenue	41.0	29.3		11.7	40.0%	100.0	%(3)	100.0%

Total cost of revenues	263.5	242.9		20.6	8.5%	88.2%		88.5%

Product revenue gross profit	11.7	12.1		(0.4)	(3.5)%	7.2	%(1)	6.9%
Service fee gross profit	23.6	19.5		4.1	21.0%	24.7	%(2)	27.6%
Pass-through gross profit	—	—		—

Total gross profit	35.3	31.6		3.7	11.6%	11.8%		11.5%

Selling, General and Administrative Expenses	37.5	33.6		3.9	11.7%	12.6%		12.2%

Loss from operations	(2.2)	(2.0)		(0.2)	12.8%	(0.8)%		(0.7)%
Interest expense, net	1.1	0.9		0.2	15.4%	0.3%		0.3%

Loss from continuing operations before income taxes	(3.3)	(2.9)		(0.4)	13.7%	(1.1)%		(1.0)%
Income tax expense, net	0.4	0.5		0.1	(17.4)%	0.1%		0.2%

Loss from continuing operations	(3.7)	(3.4)		(0.3)	9.4%	(1.2)%		(1.2)%
Income (loss) from discontinued operations, net of tax	(0.9)	(4.0	)(4)	3.1	(77.8)%	(0.3)%		(0.4)%

Net loss	$(4.6)	$(7.4)		$(2.8)	(38.0)%	(1.5)%		(2.6)%

(1)	Represents the percent of Product revenue, net.
(2)	Represents the percent of Service fee revenue.
(3)	Represents the percent of Pass-through revenue.
(4)	Includes a $2.8 million goodwill impairment charge.

Product revenue, net. Product revenue decreased $12.2 million, or 7.0%, in 2011 as compared to the prior year. The decrease was primarily due to the impact of lower sales volume, partially offset by increased unit pricing on certain products and the impact of euro currency conversion rates.

Ricoh has advised Supplies Distributors that it is restructuring its IPS business, which will include certain operational changes in the sale and distribution of IPS products. We expect the changes to result in reduced revenues and profitability for Supplies Distributors in 2012. We currently expect product revenue to be approximately $120 million to $130 million in 2012.

Service fee revenue. The increase in service fee revenue for the year ended December 31, 2011 was primarily due to increased service fees from existing client relationships, along with service fees from new client relationships that began in 2011, partially offset by the impact of terminated clients. The change in service fee revenue, excluding pass-through revenue, is shown below ($ millions):

Year ended December 31, 2010	$70.6
New service contract relationships	13.6
Change in existing client service fees, including clients implemented during 2010	16.4
Terminated clients not included in 2011 revenue	(5.2)

Year ended December 31, 2011	$95.4

The service fee revenue for 2011 includes approximately $3.2 million of revenue generated from clients who terminated their contractual relationships with us during 2011. Based on historical activity and current projections of existing clients, including new clients signed in 2011, net of the impact from the non-renewal or termination of certain clients, we currently anticipate that 2012 service fee revenue will increase from 2011 service fee revenue levels.

Cost of Product Revenue. Cost of product revenue decreased by $11.8 million, or 7.2%, to $150.7 million in 2011, primarily as a result of decreased product sales. The resulting gross profit margin was $11.7 million or 7.2% of product revenue for the year ended December 31, 2011 and $12.1 million or 6.9% of product revenue for 2010. The gross profit margin for 2011 and 2010 includes the impact of certain incremental gross margin earned on product sales resulting from certain product price increases and the impact of certain incremental inventory cost reductions.

Cost of Service Fee Revenue. Gross profit as a percentage of service fees was 24.7% in 2011 and 27.6% in 2010. The gross profit percentage decrease is primarily due to a change in the client mix, lower gross margins on certain new and/or high growth clients including certain start up costs, the impact of incremental costs incurred in implementing processes targeted to drive future long-term operating efficiencies and higher than expected costs incurred to fulfill client volumes during the high volume season peak. The margin in the prior year period includes the benefit of certain higher margin incremental project work.

We target to earn an overall average gross profit of 25-30% on existing and new service fee contracts, but we have accepted and may continue to accept lower gross margin percentages on certain contracts depending on contract scope and other factors including projected volumes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $37.5 million, or 12.6% of total net revenues in the 2011 period and $33.6 million, or 12.2% of total net revenues in the prior year. The increase in costs is primarily attributable to increased non-cash stock compensation expense, sales and marketing costs and personnel related expenses as we continue to make investments to support current and future growth. In both 2011 and 2010, we incurred incremental relocation related costs necessary to support our growth. Due to planned facility expansions and relocations, we expect to incur certain incremental relocation related costs into mid-2012. The year ended December 31, 2010 also included the impact of certain executive disability benefit costs that did not occur in 2011.

Income Taxes. We recorded a tax provision associated primarily with state income taxes, our subsidiary Supplies Distributors’ Canadian and European operations, and our Philippines operations. A valuation allowance has been provided for the majority of our net deferred tax assets, which are primarily related to our net operating loss carryforwards and certain foreign deferred tax assets. We expect that we will continue to record an income tax provision associated with state income taxes, Supplies Distributors’ Canadian and European results and our Philippines operations.

Loss from Discontinued Operations, Net of Tax. Discontinued operations generated losses of approximately $0.9 million and $4.0 million in 2011 and 2010, respectively. In February 2011, we sold substantially all of the inventory and certain intangible assets of our eCOST.com business unit for a total aggregate cash purchase price of approximately $2.3 million. For both 2011 and 2010, we have classified the operating results of this business unit, excluding costs expected to continue to occur in the future, as discontinued operations. A goodwill impairment charge of approximately $2.8 million was included in the 2010 loss from discontinued operations.

Supplies Distributors and its Subsidiaries

We conduct a portion of our Retail business model operations through Supplies Distributors and its subsidiaries, which act as master distributors of various IPS and other products. We conduct these services through transaction management services agreements under which PFS provides transaction management and fulfillment services to Supplies Distributors and its subsidiaries. In addition to our equity investment in Supplies Distributors, we have also provided Supplies Distributors with a subordinated loan that, as of December 31, 2011, had an outstanding balance of $3.5 million.

Supplies Distributors paid us dividends of $0.6 million and $2.9 million in 2011 and 2010, respectively. Supplies Distributors has received lender approval to pay dividends of approximately $2.8 million in 2012, but pursuant to the terms of its amended credit agreements, is restricted from paying further cash dividends without the prior approval of its lenders. In addition, no distribution may be made if, after giving effect thereto, Supplies Distributors or its subsidiaries are in noncompliance with its financial covenants under its current facilities.

Liquidity and Capital Resources

During the year ended December 31, 2011, we generated $4.3 million of cash income from continuing operations before working capital changes, $2.3 million in proceeds from the February 2011 sale of our eCOST business plus $1.3 million applicable to a reduction of eCOST inventory prior to the sale. In addition, we generated $3.4 million in proceeds due to a reduction in net inventories based on the timing of product sell-through and reduced inventory purchasing as a result of reduced IPS product revenue volumes. We also received proceeds from the issuance of common stock of $2.0 million from the exercise of stock options. These cash inflows were offset by an $11.5 million increase in accounts receivable resulting from the growth and holiday seasonal peak period billing activity of our services business, partially offset by a reduction in accounts receivable from eCOST customer collections in conjunction with the February 2011 sale of that business.

Our principal sources of cash in the year ended December 31, 2010 were $7.3 million in proceeds from the issuance of common stock pursuant to a public offering, a $6.1 million increase in accounts payable, deferred revenue, accrued expenses and other liabilities due to the timing of payments we made for products and services, payment processing and related transactions costs and cash income from continuing operations before working capital changes of $3.8 million. These cash inflows were offset by a $3.0 million increase in accounts receivable related to the growth and holiday seasonal peak period billing activity of our services business and timing of product placement and a $2.7 million increase in inventory due to timing of receipts on certain product shipments

We incurred capital expenditures of $7.6 million, net of $4.8 million of property and equipment acquired under debt and capital lease financing, and $3.8 million, net of $1.3 million of property and equipment acquired under debt and capital lease financing, in the years ended December 31, 2011 and 2010, respectively, which primarily consist of payments for internally developed software, distribution equipment, leasehold improvements, and furniture and fixtures. Cash flows from the proceeds from debt, net of debt payments and payments on capital leases were $2.4 million in the year ended December 31, 2011. Payments on capital leases and net payments on debt were $3.2 million in the aggregate during the year ended December 31, 2010.

Capital expenditures have historically consisted primarily of additions to upgrade our management information systems, development of customized technology solutions to support and integrate with our service fee clients and general expansion and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures to support new contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months, including costs to implement new clients, will be approximately $17 million to $20 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. This includes approximately $7.0 million to $8.0 million in capital expenditures to ready our new corporate headquarters and call center facility, which are being financed by the landlords through tenant allowances. To maintain our current operating cash position, a portion of these expenditures may be financed through client reimbursements, debt, operating or capital leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event that we do not obtain the financing or achieve the financial results necessary to support such investments.

During the year ended December 31, 2011, our working capital decreased to $20.4 million from $22.6 million at December 31, 2010, primarily due to our net loss incurred during the year and capital expenditures, partially offset by cash proceeds from our sale of certain intangible assets applicable to the eCOST.com business unit, proceeds from issuance of common stock related to stock option exercises and net proceeds from long-term debt and capital leases and client funding of startup related activity. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities or entering into new debt agreements. In conjunction with certain of these alternatives, we may be required to provide certain letters of credit to secure these arrangements. No assurances can be given that we will be successful in obtaining any additional financing or the terms thereof. We currently believe our cash position, financing available under our credit facilities and funds generated from operations will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our current debt and lease obligations, and additional loans to our subsidiaries, if necessary, for at least the next twelve months.

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

In support of certain debt instruments and leases, as of December 31, 2011, we had $0.8 million of cash restricted for repayment to lenders. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain of our subsidiaries’ credit facilities. Many of these facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other credit facilities and agreements. These covenants include, among others, minimum levels of net worth, profitability and cash flow (as defined) and the restrictions on the ability of the borrower subsidiaries to advance funds to other borrower subsidiaries. As a result, it is possible for one or more of these borrower subsidiaries to fail to meet their respective covenants even if another borrower subsidiary otherwise has available excess funds which, if not restricted, could be used to cure the default. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity and we are not able to obtain a waiver, the lenders would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral and enforcement of payment under our parent guarantee. A requirement to accelerate the repayment of the credit facility obligations may have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all of such obligations. As of December 31, 2011, we were in compliance with all debt covenants. Further, any non-renewal of any of our credit facilities would have a material adverse impact on our business and financial condition. We do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.

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

We receive municipal tax abatements in certain locations. During 2004 we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements. In December 2006 we received notice that the municipal authority planned to make an adjustment to our tax abatement. We disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against us and the timing of the related payments has not been finalized. As of December 31, 2011, we believe we have adequately accrued for the expected assessment.

In April 2010, a sales employee of our former subsidiary eCOST.com, was charged with violating various federal criminal statues in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. We received subpoenas from the Office of the U.S. Attorney requesting information regarding the employee and other matters, and have responded to such subpoenas and are fully cooperating with the Office of the U.S. Attorney. We have commenced our own investigation into the actions of the employee. Neither the Company nor eCOST have been charged with any criminal activity, and we intend to seek the recovery or reimbursement of the funds, which are currently classified as other receivables in the December 31, 2011 financial statements. Based on the information available to date, we are unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or our inability to recover such funds or any significant portion thereof, or any costs and expenses we may incur in connection with such matter will not have a material adverse effect upon our financial condition or results of operations.

On December 16, 2011, the Company announced a board approved stock repurchase program of up to $1 million of the outstanding shares of its common stock. As of December 31, 2011 and as of the date of this report, no shares have been purchased under this program. In considering whether to purchase shares under this program, the Company will consider, among other factors, the market price of the shares, the Company’s available cash balance and the Company’s anticipated cash needs.

Supplies Distributors Financing

To finance their distribution of IPS products, Supplies Distributors and its subsidiaries have short-term credit facilities with IBM Credit LLC (“IBM Credit”) and IBM Belgium Financial Services S.A. (“IBM Belgium”). We have provided a collateralized guaranty to secure the repayment of these credit facilities. The asset-based credit facilities provided financing for up to $25.0 million and up to 10.0 million Euros (approximately $13.0 million) with IBM Credit and IBM Belgium, respectively. Effective July 1, 2012, our maximum available financing under the IBM Credit facility will reduce from $25.0 million to $20.0 million based on our expected future working capital needs. Additionally, as of March 28, 2012, the IBM Credit facility will not have a stated maturity and both parties will have the ability to exit the facility following a 90 day notice period. The IBM Belgium facility expires in June 2012. In conjunction with a reorganization by Ricoh, we will have direct vendor credit terms with Ricoh to finance Supplies Distributors European subsidiary’s inventory purchases.

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

Supplies Distributors’ European subsidiary has a factoring agreement with BNP Paribas Fortis Factor (“BNP Paribas”) to provide factoring for up to 7.5 million Euros (approximately $9.7 million at December 31, 2011) of eligible accounts receivables through March 2014.

These credit facilities contain cross default provisions, various restrictions upon the ability of Supplies Distributors and its subsidiaries to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to related parties (including entities directly or indirectly owned by PFSweb), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as cash flow from operations, annualized revenue to working capital, net profit after tax to revenue, minimum net worth and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, we are required to maintain a subordinated loan to Supplies Distributors of no less than $3.5 million, not maintain restricted cash of more than $5.0 million, are restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure and a minimum shareholders’ equity of at least $18.0 million. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or its subsidiaries under these facilities if they are unable to do so. We have also provided a guarantee of substantially all of the obligations of Supplies Distributors and its subsidiaries to IBM and IPS.

PFS Financing

Our PFS subsidiary has a Loan and Security Agreement (“Agreement”) with Comerica Bank (“Comerica”), which provides for up to $12.5 million ($10.0 million during certain non-seasonal peak months) of eligible accounts receivable financing through September 30, 2012. We currently expect to renew this facility prior to its maturity. The Agreement also provides for up to $2.5 million of eligible equipment financing (“Equipment Advances”). Outstanding Equipment Advances have a final maturity date of April 15, 2015. We entered into this Agreement to supplement our existing cash position, and provide funding for our current and future operations, including our targeted growth. The Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20.0 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Agreement also limits PFS’ ability to increase the subordinated loan to Supplies Distributors to more than $5.0 million and permits PFS to advance incremental amounts subject to certain cash inflows to PFS, as defined, to certain of its subsidiaries and/or affiliates. The Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb.

Retail Connect Financing

Retail Connect has an asset-based line of credit facility of up to $7.5 million with Wells Fargo Bank National Association (“Wells Fargo”), which is collateralized by substantially all of Retail Connect’s assets and expires in May 2012. The facility size is expected to be reduced upon renewal prior to its maturity. Borrowings under the facility and letter of credit availability are limited to a percentage of accounts receivable and inventory, up to specified amounts. As of December 31, 2011, Retail Connect had no letters of credit outstanding and $0.1 million available credit under this facility. The credit facility restricts Retail Connect’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as a minimum tangible net worth for Retail Connect of $0, as defined. PFSweb has guaranteed all current and future obligations of Retail Connect under this line of credit.

Restricted Net Assets

Certain of our credit facilities contain various financial covenants and include covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, and place restrictions on the transfer of assets or the payment of dividends between us and our subsidiaries. At December 31, 2011 and 2010, we had restricted net assets of approximately $20.1 million and $21.0 million, respectively.

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

Impact of Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to make the presentation of items within other comprehensive income (“OCI”) more prominent. The new standard will require companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of OCI in the statement of stockholders’ equity. This new standard is effective beginning January 1, 2012. The adoption of this new standard may change the order in which certain financial statements are presented and provide additional detail in those financial statements when applicable, but will not have any other impact on our financial statements

Critical Accounting Policies and Estimates

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

Allowance for Doubtful Accounts

The determination of the collectability of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current credit worthiness to determine that collectability is reasonably assured, as well as consideration of the overall business climate in which our clients and customers operate. Inherently, these uncertainties require us to make frequent judgments and estimates regarding our clients and customers’ ability to pay amounts due us to determine the appropriate amount of valuation allowances required for doubtful accounts. Provisions for doubtful accounts are recorded when it becomes evident the client or customer will not make the required payments at either contractual due dates or in the future.

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

Allowances for doubtful accounts totaled $0.7 million and $0.8 million at December 31, 2011 and 2010, respectively. We believe our allowances for doubtful accounts are adequate to cover anticipated losses under current conditions; however, uncertainties regarding changes in the financial condition of our clients and customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required.

Inventory Reserves

Inventories (merchandise, held for resale, all of which are finished goods) are stated at the lower of weighted average cost or market. Supplies Distributors and its subsidiaries assume responsibility for slow-moving inventory under certain master distributor agreements, subject to certain termination rights, but have the right to return product rendered obsolete by engineering changes, as defined. We review inventories for impairment on a periodic basis, but at a minimum, annually. Recoverability of the inventory on hand is measured by comparisons of the carrying value to the fair value of the inventory. This requires us to record provisions and maintain reserves for excess or obsolete inventory. If write-downs of inventories are necessary, the cost basis of that inventory is adjusted. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand and market conditions. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. At December 31, 2011 and 2010, our allowance for slow moving inventory was $1.6 million at each year-end. We believe our reserves are adequate to cover anticipated losses under current conditions. Significant or unanticipated changes to our estimates and forecasts, either adverse or positive, could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PFSweb, Inc.:

We have audited the accompanying consolidated balance sheets of PFSweb, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the years then ended. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a) (1). These financial statements and the financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PFSweb, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Dallas, Texas

March 30, 2012

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,695	$18,430
Restricted cash	827	1,853
Accounts receivable, net of allowance for doubtful accounts of $663 and $754 at December 31, 2011 and 2010, respectively	52,679	41,438
Inventories, net of reserves of $1,555 and $1,561 at December 31, 2011 and 2010, respectively	30,487	35,161
Assets of discontinued operations	—	2,776
Other receivables	11,915	14,539
Prepaid expenses and other current assets	4,697	3,580

Total current assets	118,300	117,777

PROPERTY AND EQUIPMENT, net	14,945	9,124
ASSETS OF DISCONTINUED OPERATIONS	—	1,126
OTHER ASSETS	3,127	2,203

Total assets	$136,372	$130,230

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$23,939	$18,320
Trade accounts payable	48,544	55,692
Deferred revenue	6,766	5,254
Accrued expenses	18,657	15,870

Total current liabilities	97,906	95,136

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	3,583	2,136
OTHER LIABILITIES	6,809	3,608

Total liabilities	108,298	100,880

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 12,782,907 and 12,255,064 shares issued at December 31, 2011 and 2010, respectively; and 12,764,546 and 12,236,703 outstanding at December 31, 2011 and 2010, respectively	13	12
Additional paid-in capital	104,645	101,229
Accumulated deficit	(77,898)	(73,332)
Accumulated other comprehensive income	1,399	1,526
Treasury stock at cost, 18,361 shares	(85)	(85)

Total shareholders’ equity	28,074	29,350

Total liabilities and shareholders’ equity	$136,372	$130,230

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31

(In thousands, except per share data)

	2011	2010
REVENUES:
Product revenue, net	$162,447	$174,613
Service fee revenue	95,345	70,636
Pass-through revenue	40,974	29,267

Total revenues	298,766	274,516

COSTS OF REVENUES:
Cost of product revenue	150,738	162,485
Cost of service fee revenue	71,751	51,144
Cost of pass-through revenue	40,974	29,267

Total costs of revenues	263,463	242,896

Gross profit	35,303	31,620
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, including stock based compensation expense of $1,402 and $809 in the years ended December 31, 2011 and 2010, respectively	37,512	33,611

Loss from operations	(2,209)	(1,991)
INTEREST EXPENSE, net	1,085	940

Loss from continuing operations before income taxes	(3,294)	(2,931)
INCOME TAX EXPENSE	380	463

LOSS FROM CONTINUING OPERATIONS	(3,674)	(3,394)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(892)	(3,975)

NET LOSS	$(4,566)	$(7,369)

LOSS PER SHARE FROM CONTINUING OPERATIONS:
Basic	$(0.29)	$(0.30)

Diluted	$(0.29)	$(0.30)

LOSS PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$(0.07)	$(0.35)

Diluted	$(0.07)	$(0.35)

NET LOSS PER SHARE:
Basic	$(0.36)	$(0.65)

Diluted	$(0.36)	$(0.65)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	12,574	11,310

Diluted	12,574	11,310

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

COMPREHENSIVE LOSS

(In thousands, except share data)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity	Loss
Balance, December 31, 2009	9,952,164	$10	$93,152	$(65,963)	$2,239	18,361	$(85)	$29,353
Net loss	—	—	—	(7,369)	—	—	—	(7,369)	$(7,369)
Stock-based compensation expense	—	—	809	—	—	—	—	809
Employee stock purchase plan	2,900	—	4	—	—	—	—	4
Issuance of common stock	2,300,000	2	7,264	—	—	—	—	7,266
Other comprehensive income— foreign currency translation adjustment	—	—	—	—	(713)	—	—	(713)	(713)

Comprehensive loss									$(8,082)

Balance, December 31, 2010	12,255,064	$12	$101,229	$(73,332)	$1,526	18,361	$(85)	$29,350
Net loss	—	—	—	(4,566)	—	—	—	(4,566)	$(4,566)
Stock-based compensation expense	—	—	1,402	—	—	—	—	1,402
Issuance of common stock	527,843	1	2,014	—	—	—	—	2,015
Other comprehensive loss— foreign currency translation adjustment	—	—	—	—	(127)	—	—	(127)	(127)

Comprehensive loss									$(4,693)

Balance, December 31, 2011	12,782,907	$13	$104,645	$(77,898)	$1,399	18,361	$(85)	$28,074

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

(In thousands)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,566)	$(7,369)
Loss from discontinued operations	(892)	(3,975)

Loss from continuing operations	(3,674)	(3,394)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,344	6,060
Provision for doubtful accounts	(11)	156
Provision for excess and obsolete inventory	187	233
Deferred income taxes	70	(33)
Stock-based compensation expense	1,402	809
Changes in operating assets and liabilities:
Restricted cash	185	35
Accounts receivable	(11,500)	(2,984)
Inventories, net	3,394	(2,709)
Prepaid expenses, other receivables and other assets	989	(1,545)
Accounts payable, deferred revenue, accrued expenses and other liabilities	(106)	6,128

Net cash provided by (used in) continuing operating activities	(2,720)	2,756
Net cash provided by discontinued operating activities	1,875	715

Net cash provided by (used in) operating activities	(845)	3,471

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,550)	(3,774)
Proceeds from sale of eCOST subsidiary	2,327	—

Net cash used in investing activities	(5,223)	(3,774)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	2,015	7,270
Decrease in restricted cash	841	208
Payments on capital lease obligations	(1,110)	(1,215)
Proceeds from (payments on) debt, net	3,535	(1,987)

Net cash provided by financing activities	5,281	4,276

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	52	(355)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(735)	3,618
CASH AND CASH EQUIVALENTS, beginning of year	18,430	14,812

CASH AND CASH EQUIVALENTS, end of year	$17,695	$18,430

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under debt and capital leases	$4,801	$1,258

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Overview

PFSweb, Inc. and its subsidiaries, including Supplies Distributors, Inc., and PFSweb Retail Connect, Inc., are collectively referred to as the “Company;” “Supplies Distributors” refers to Supplies Distributors, Inc. and its subsidiaries; “Retail Connect” refers to PFSweb Retail Connect, Inc.; and “PFSweb” refers to PFSweb, Inc. and its subsidiaries excluding Supplies Distributors and Retail Connect. In connection with the sale of certain of the assets of eCOST.com, Inc. (“eCOST”) described below, the name of eCOST was changed to PFSweb Retail Connect, Inc. in March 2011.

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

Supplies Distributors, PFSweb and InfoPrint Solutions Company (“IPS”), a wholly-owned subsidiary of Ricoh Company Limited (“Ricoh”), have entered into master distributor agreements under which Supplies Distributors acts as a master distributor of various products, primarily IPS product.

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

All of the agreements between PFSweb and Supplies Distributors were made in the context of a related party relationship and were negotiated in the overall context of PFSweb’s and Supplies Distributors’ arrangement with IPS. Although management believes the terms of these agreements are generally consistent with fair market values, there can be no assurance that the prices charged to or by each company under these arrangements are not higher or lower than the prices that may be charged by, or to, unaffiliated third parties for similar services. All of these transactions are eliminated upon consolidation.

eCOST Overview

Until February 2011, the Company operated eCOST primarily as a multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise, which sold products primarily to customers in the United States. In February 2011 the Company sold substantially all of the inventory and certain intangible assets of the eCOST discount retailer business unit for a cash purchase price of $2.3 million (before expenses of approximately $0.2 million) and the assumption by the purchaser of certain limited liabilities of eCOST. The purchase price represented approximately $1 million for inventory and the balance for the intangible assets. In connection with the closing of this business unit, the Company incurred exit costs of approximately $0.4 million related to employee termination costs, excess property and equipment and certain contract termination costs. The Company also recorded approximately $0.3 million in early exist costs associated with an eCOST facility. In December 2010, the Company recorded a non-cash goodwill impairment charge of approximately $2.8 million as a result of this sale. For all periods presented, the Company has reported the operating results of the eCOST discount retailer business unit, excluding costs expected to continue to occur in the future, as discontinued operations (see Note 12). The

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

remaining assets and business operations of eCOST are conducted under the name PFSweb Retail Connect and will continue to provide certain services, primarily under a product ownership based model, to certain of the Company’s client relationships on an ongoing basis.

2. Significant Accounting Policies

Principles of Consolidation

All intercompany accounts and transactions have been eliminated in consolidation.

Investment in Affiliates

Priority Fulfillment Services, Inc. (“PFS”), a wholly-owned subsidiary of PFSweb, has made advances to Supplies Distributors that are evidenced by a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Subordinated Note cannot be increased to more than $5.0 million or decreased to less than $3.5 million without prior approval of certain of the Company’s lenders (see Notes 3 and 4). As of December 31, 2011 and 2010, the outstanding balance of the Subordinated Note was $3.5 million and $4.3 million, respectively. The Subordinate Note is eliminated in the Company’s consolidated financial statements.

PFS has also made advances to Retail Connect, which aggregated $11.1 million as of both December 31, 2011 and 2010. Certain terms of the Company’s debt facilities provide that the total advances to Retail Connect may not be less than $2.0 million without prior approval of Retail Connect’s lender, if needed. PFS has received the approval of its lender to advance incremental amounts to certain of its subsidiaries and/or affiliates, including Retail Connect, if needed, subject to certain cash inflows to PFS, as defined. PFSweb, Inc. has also advanced to Retail Connect an additional $7.9 million and $7.4 million as of December 31, 2011 and 2010, respectively. As of December 31, 2011, PFSweb, Inc. has approximately $5.9 million available to be advanced to Retail Connect and/or other affiliates. All of these advances are eliminated upon consolidation.

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

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Freight costs billed to customers are reflected as components of product revenue. Freight costs incurred are recorded as a component of cost of goods sold.

Under its master distributor agreements (see Note 6), Supplies Distributors bills IPS for reimbursements of certain expenses, including: pass-through customer marketing programs, including rebates and coop funds; certain freight costs; direct costs incurred in passing on any price decreases offered by IPS to Supplies Distributors or its customers to cover price protection and certain special bids; the cost of products provided to replace defective product returned by customers; and certain other expenses as defined. Supplies Distributors includes these reimbursable amounts as they are incurred with a corresponding reduction in either inventory or cost of product revenue. Supplies Distributors also reflects pass through customer marketing programs as a reduction of both product revenue and cost of product revenue.

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

The Company recognizes revenue and records trade accounts receivable, pursuant to the methods described above, when collectability is reasonably assured. Collectability is evaluated in the aggregate and on an individual customer basis taking into consideration payment due date, historical payment trends, current financial position, results of independent credit evaluations and payment terms. Related reserves are determined by either using percentages applied to certain aged receivable categories based on historical results and are reevaluated and adjusted as additional information is received or a specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance for doubtful accounts.

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

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

costs is included as a cost of service fee revenue. To the extent implementation costs for non-technology infrastructure and development exceed the fees received, the excess costs are expensed as incurred. The following summarizes the deferred implementation revenues and costs, excluding technology and development costs that are included in property and equipment (in thousands):

	December 31, 2011	December 31, 2010
Deferred implementation revenues
Current	$6,749	$4,487
Non-current	5,907	3,258

	$12,656	$7,745

Deferred implementation costs
Current	$1,969	$1,515
Non-current	1,904	1,076

	$3,873	$2,591

Current and non-current deferred implementation costs, excluding technology and development costs, are a component of prepaid expenses and other assets, respectively. Current and non-current deferred implementation revenues, which may precede the timing of when the related implementation costs are incurred, and thus deferred, are a component of deferred revenue and other liabilities, respectively.

Concentration of Business and Credit Risk

The Company’s service fee revenue is generated under contractual service fee relationships with multiple client relationships. One product revenue customer represented 9% and 11% of the Company’s consolidated total net revenue during the years ended December 31, 2011 and 2010, respectively. No client or customer represented over 10% of the Company’s accounts receivable during either 2011 or 2010. A summary of the customer and client concentrations is as follows:

	December 31, 2011	December 31, 2010
Product Revenue (as a percentage of Product Revenue):
Customer 1	9%	10%
Customer 2	16%	17%
Service Fee Revenue (as a percentage of Service Fee Revenue):
Client 1	16%	8%
Client 2	15%	8%

The Company currently anticipates that one or more of these clients, and other clients, will reduce the level of services or terminate their relationship with the Company.

PFSweb has provided certain collateralized guarantees of its subsidiaries’ financings and credit arrangements. These subsidiaries’ ability to obtain financing on similar terms would be significantly impacted without these guarantees.

The Company has multiple arrangements with Ricoh, International Business Machines Corporation (“IBM”) and IPS and is dependent upon the continuation of such arrangements. These arrangements, which are critical to the Company’s ongoing operations, include Supplies Distributors’ master distributor agreements and certain of Supplies Distributors’ working capital financing agreements. Substantially all of Supplies Distributors’ revenue is generated by its sale of product purchased from IPS. Supplies Distributors also relies upon IPS’s sales force and product demand generation activities and the discontinuance of such services would have a material impact upon Supplies Distributors’ business. In addition, Supplies Distributors has product sales to IBM and IPS business affiliates.

Ricoh has advised Supplies Distributors that it is restructuring its IPS business that will include certain operational changes in the sale and distribution of IPS products. The changes are expected to result in reduced revenues and profitability for Supplies Distributors in 2012.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Cash and Cash Equivalents

Cash equivalents are defined as short-term highly liquid investments with original maturities, when acquired, of three months or less.

Restricted Cash

Restricted cash includes the following items (in thousands):

	December 31, 2011	December 31, 2010
Customer remittances	$689	$1,076
Bond financing (see Note 4)	138	777

Total restricted cash	$827	$1,853

In conjunction with certain of its financing agreements, Supplies Distributors has granted to its lenders a security interest in certain customer remittances received in specified bank accounts (see Note 4). At December 31, 2011 and 2010, these bank accounts held $0.6 million and $0.9 million, respectively, which was restricted and can only be used to reduce the outstanding debt.

Other Receivables

Other receivables include $9.7 million and $11.3 million as of December 31, 2011 and 2010, respectively, primarily for amounts due from IPS and IBM for costs incurred by the Company under the master distributor agreements (see Note 6). In addition, other receivables include $1.6 million and $2.5 million as of December 31, 2011 and 2010, respectively, applicable to value added tax receivables.

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

The Company reviews inventory for impairment on a periodic basis, but at a minimum, annually. Recoverability of the inventory on hand is measured by comparison of the carrying value of the inventory to the fair value of the inventory. The allowance for slow moving inventory was $1.6 million as of both December 31, 2011 and 2010.

Property and Equipment

The components of property and equipment as of December 31, 2011 and 2010 are as follows (in thousands):

	December 31, 2011	December 31, 2010	Depreciable Life
Purchased and capitalized software costs	$26,875	$22,478	3-5 years
Furniture and fixtures	20,473	19,036	2-10 years

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Computer equipment	11,114	9,894	3-5 years
Leasehold improvements	8,926	7,217	3-10 years
Other	1,732	901	3-5 years

	69,120	59,526
Less-accumulated depreciation and amortization	(54,175)	(50,402)

Property and equipment, net	$14,945	$9,124

The Company makes judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company records impairment losses, if any, in the period in which the Company determines the carrying amount is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. This may require the Company to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review. During 2011 and 2010, no impairment of property and equipment was identified or recorded.

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Capitalized implementation costs are depreciated over the respective client contract periods. Leasehold improvements are amortized over the shorter of the useful life of the related asset or the remaining lease term. Depreciation and amortization expense related to property and equipment, excluding capital leases and amounts included in discontinued operations, during 2011 and 2010 was $5.2 million and $4.6 million, respectively.

The Company’s property held under capital leases amount to approximately $3.4 million and $1.5 million, net of accumulated amortization of approximately $1.6 million and $2.8 million, at December 31, 2011 and 2010, respectively. Depreciation and amortization expense related to capital leases during 2011 and 2010 was $1.1 million and $1.5 million, respectively.

Foreign Currency Translation and Transactions

For the Company’s Canadian and European operations, the local currency is the functional currency. All assets and liabilities are translated at exchange rates in effect at the end of the period, and income and expense items are translated at the average exchange rates for the period.

The Company includes currency gains and losses on short-term intercompany advances in the determination of net income and loss. Currency gains and losses, including transaction gains and losses and those on short-term intercompany advances, included in net loss were a currency net loss of approximately $46,000 and $0.1 million in the years ended December 31, 2011 and 2010, respectively. The Company reports gains and losses on intercompany foreign currency transactions that are of a long-term investment nature as a separate component of shareholders’ equity.

Impact of Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to make the presentation of items within other comprehensive income (“OCI”) more prominent. The new standard will require companies to present items of net income, items of OCI and total comprehensive income in one continuous statement or two separate consecutive statements, and companies will no longer be allowed to present items of OCI in the statement of stockholders’ equity. This new standard is effective for the Company beginning January 1, 2012. The adoption of this new standard may change the order in which certain financial statements are presented and provide additional detail in those financial statements when applicable, but will not have any other impact on the Company’s financial statements

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Income Taxes

For federal income tax purposes, tax years that remain subject to examination include years 2007 through 2011. However, the utilization of net operating loss (“NOL”) carryforwards that arose prior to 2007 remain subject to examination through the years such carryforwards are utilized. For Europe, tax years that remain subject to examination include years 2008 to 2011. However, the utilization of NOL carryforwards that arose prior to 2008 remain subject to examination through the years such carryforwards are utilized. For Canada, tax years that remain subject to examination include years 2004 to 2011, depending on the subsidiary. For state income tax purposes, the tax years that remain subject to examination include years 2006 to 2011, depending upon the jurisdiction in which the Company files tax returns. The Company and its subsidiaries have various income tax returns in the process of examination or administrative appeals. The Company does not expect these examinations will result in unrecognized tax benefits.

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

Net Loss Per Common Share

Basic and diluted net loss per share are computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Stock options not included in the calculation of diluted net loss per share for the years ended December 31, 2011 and 2010, were 2.2 million and 2.3 million, respectively, as the effect would be anti-dilutive.

Cash Paid For Interest and Taxes During Year

The Company made payments for interest of approximately $1.0 million and income taxes of approximately $0.4 million during each of the years ended December 31, 2011 and 2010 (see Notes 3, 4 and 8).

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

3. Vendor Financing

Outstanding obligations under vendor financing arrangements consist of the following (in thousands):

	December 31,	December 31,
	2011	2010
Inventory and working capital financing agreements:
United States	$18,119	$16,472
Europe	9,143	11,318

Total	$27,262	$27,790

Inventory and Working Capital Financing Agreement, United States

Supplies Distributors has a short-term credit facility with IBM Credit LLC (“IBM Credit”) to finance its distribution of IPS products in the United States, providing financing for eligible IPS inventory and certain receivables up to $25.0 million through its expiration in March 2012. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets. As of December 31, 2011, Supplies Distributors had $1.1 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $3.5 million and the Company is required to maintain a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (3.75% as of both December 31, 2011 and 2010). The facility also includes a monthly service fee.

On March 28, 2012, Supplies Distributors entered into an amended credit facility with IBM Credit, which, effective July 1, 2012, will reduce the maximum available financing under the facility from $25.0 million to $20.0 million based on the expected future working capital needs of the Company. Additionally, as of March 28, 2012, the IBM Credit facility will not have a stated maturity and both parties will have the ability to exit the facility following a 90 day notice period.

Inventory and Working Capital Financing Agreement, Europe

Supplies Distributors’ European subsidiary has a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance its distribution of IPS products in Europe. The asset-based credit facility with IBM Belgium provides up to 16.0 million Euros (approximately $20.7 million as of December 31, 2011) in inventory financing and cash advances based on eligible inventory and accounts receivable through its expiration in March 2012. Given the structure of this facility, and as outstanding inventory financing balances are repaid within twelve months, the Company has classified the outstanding inventory financing amounts under this facility as accounts payable in the consolidated balance sheets. As of December 31, 2011, Supplies Distributors’ European subsidiaries had 3.1 million Euros (approximately $4.0 million at December 31, 2011) of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors and its European subsidiary to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors’ European subsidiary, as well as collateralized guaranties of Supplies Distributors and PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $3.5 million and the Company is required to maintain a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest at Euribor plus 1.82% for cash advances, and, after a defined free financing period, at Euribor plus 4.13% for inventory financings. As of December 31, 2011 there were $0.1 million of cash advances and the interest rate was 5.3% on the $9.1 million of outstanding inventory financings. As of December 31, 2010 the interest rate was 4.9%. Supplies Distributors’ European subsidiary pays a monthly service fee on the commitment.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Effective March 28, 2012, the maximum borrowings available under the IBM Belgium credit facility was reduced to 10.0 million Euros (approximately $13.0 million) based on the expected future working capital needs of Supplies Distributors’ European subsidiary and the maturity date was extended until June 30, 2012. In conjunction with a reorganization by Ricoh, the Company will have direct vendor credit terms with Ricoh to finance Supplies Distributors European subsidiary’s inventory purchases.

4. Debt and Capital Lease Obligations:

Outstanding debt and capital lease obligations consist of the following (in thousands):

	December 31,	December 31,
	2011	2010
Loan and security agreements, United States:
Supplies Distributors	$7,245	$7,220
PFS	12,044	6,000
Credit facility—Retail Connect	—	—
Factoring agreement, Europe	2,373	2,302
Taxable revenue bonds	800	1,600
Master lease agreements	3,886	2,660
Other	1,174	674

Total	27,522	20,456
Less current portion of long-term debt	23,939	18,320

Long-term debt, less current portion	$3,583	$2,136

Loan and Security Agreement – Supplies Distributors

Supplies Distributors has a loan and security agreement with Wells Fargo Bank, National Association (“Wells Fargo”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of December 31, 2011, Supplies Distributors had $0.8 million of available credit under this agreement. The Wells Fargo facility expires on the earlier of March 2014 or the date on which the parties to the IPS master distributor agreement (see Note 6) no longer operate under the terms of such agreement and/or IPS no longer supplies products pursuant to such agreement. Borrowings under the Wells Fargo facility accrue interest at prime rate plus 0.25% to 0.75% (3.75% as of December 31, 2011) or Eurodollar rate plus 2.5% to 3.0%, dependent on excess availability and subject to a minimum of 3.0%, as defined. The interest rate as of December 31, 2011 was 3.75% for $5.2 million and 3.02% for $2.0 million of outstanding borrowings. As of December 31, 2010, the interest rate was 3.75% for $7.2 million of outstanding borrowings. This agreement contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guarantee of PFSweb. Additionally, PFS is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $3.5 million and may not maintain restricted cash of more than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks and Wells Fargo pursuant to which a security interest was granted to Wells Fargo for all U.S. and Canadian customer remittances received in specified bank accounts. At December 31, 2011 and 2010, these bank accounts held $0.6 million and $0.8 million, respectively, which was restricted for payment to Wells Fargo.

Loan and Security Agreement – PFSweb

PFS has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”). The Comerica Agreement provides for up to $12.5 million ($10.0 million during certain non-seasonal peak months) of eligible accounts receivable financing (“Working Capital Advances”) through September 2012. The Comerica Agreement also provides for up to $2.5 million of eligible equipment purchases (“Equipment Advances”) through

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

October 2012, with principal payments due through April 2015. As of December 31, 2011, PFS had $1.4 million of available credit under the Working Capital Advance portion of this facility and $1.4 million of available Equipment Advances. Borrowings under the Working Capital Advance portion of this Comerica Agreement accrue interest at prime rate plus 2% (5.25% at both December, 31, 2011 and 2010), while the Equipment Advances accrue interest at prime rate plus 2.25%. The Comerica Agreement contains cross default provisions, various restrictions upon PFS’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the Subordinated Note receivable from Supplies Distributors to a maximum of $5.0 million. Comerica has provided approval for PFS to advance incremental amounts subject to certain financial covenants, as defined, to certain of its subsidiaries and/or affiliates, if needed. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb, Inc.

Credit Facility – Retail Connect

Retail Connect has an asset-based line of credit facility of up to $7.5 million from Wells Fargo through May 2012, which is collateralized by substantially all of Retail Connect’s assets. Borrowings under the facility are limited to a percentage of eligible accounts receivable and inventory, up to a specified amount. Outstanding borrowings under the facility bear interest at prime rate plus 1% or Eurodollar rate plus 3.5%. There were no outstanding borrowings as of December 31, 2011 or 2010. As of December 31, 2011, Retail Connect had no letters of credit outstanding and $0.1 million available credit under this facility. In connection with the line of credit, Retail Connect entered into a cash management arrangement whereby Retail Connect’s operating accounts are considered restricted and swept and used to repay outstanding amounts under the line of credit, if any. The credit facility restricts Retail Connect’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, and requires a minimum tangible net worth for Retail Connect of $0, as defined. PFSweb has guaranteed all current and future obligations of Retail Connect under this line of credit.

Factoring Agreement

Supplies Distributors’ European subsidiary has a factoring agreement with BNP Paribas Fortis Factor (“BNP Paribas”) that provides factoring for up to 7.5 million Euros (approximately $9.7 million at December 31, 2011) of eligible accounts receivables through March 2014. This factoring agreement is accounted for as a secured borrowing. As of December 31, 2011, Supplies Distributors’ European subsidiary had approximately 0.9 million Euros (approximately $1.2 million) of available credit under this agreement. Borrowings accrue interest at Euribor plus 0.7% (1.7% at December 31, 2011).

Debt Covenants

To the extent the Company or any of its subsidiaries fail to comply with its covenants applicable to its debt or vendor financing obligations, including the monthly financial covenant requirements, such as profitability and cash flow, and required level of shareholders’ equity or net worth (as defined), the Company would be required to obtain a waiver from the lender or the lender would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral and enforcement of payment under the Company parent guarantee. Any acceleration of the repayment of the credit facilities may have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. At December 31, 2011 and 2010, the Company had restricted net assets of approximately $20.1 million and $21.0 million, respectively. As of December 31, 2011, the Company was in compliance with all debt covenants.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Master Lease Agreements

The Company has various agreements that provide for leasing or financing transactions of equipment and other assets and will continue to enter into such arrangements as needed to finance the purchasing or leasing of certain equipment or other assets. Borrowings under these agreements, which generally have terms of three to five years, are generally secured by the related equipment, and in certain cases, by a Company parent guarantee.

Debt and Capital Lease Maturities

The Company’s aggregate maturities of debt subsequent to December 31, 2011 are as follows (in thousands):

Fiscal year ended December 31,
2012	$22,569
2013	1,059
2014	428
2015	136
Thereafter	—

Total	$24,192

The following is a schedule of the Company’s future minimum lease payments under the capital leases, together with the present value of the net minimum lease payments as of December 31, 2011 (in thousands):

Fiscal year ended December 31,
2012	$1,495
2013	1,315
2014	575
2015	90
2016	67
Thereafter	—

Total minimum lease payments	$3,542
Less amount representing interest at rates ranging from 4.5% to 10.5%	(212)

Present value of net minimum lease payments	3,330
Less: Current portion	(1,370)

Long-term capital lease obligations	$1,960

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

Stock-based compensation charged against income was $1.4 million and $0.8 million for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, there was $2.3 million of total unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 1.5 years.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

As of December 31, 2011, the Company had the following share-based compensation plans:

PFSweb Plan Options

The Company has an Employee Stock and Incentive Plan and an Outside Director Stock Option and Retainer Plan, under which an aggregate of 3,192,341 shares of common stock have been authorized for issuance (the “Stock Options Plans”) and an outstanding stock option agreement under which 7,446 shares were originally authorized for issuance. The Stock Option Plans provide for the granting of incentive awards in the form of stock options to directors, executive management, key employees, and outside consultants of the Company. The rights to purchase shares under the employee stock option agreements typically vest over a three-year period, one-twelfth each quarter. Stock options must be exercised within 10 years from the date of grant. Stock options are generally issued such that the exercise price is equal to the market value of the Company’s common stock at the date of grant.

As of December 31, 2011, there were 419,042 shares available for future grants under the Stock Option Plans.

The following table summarizes stock option activity under the Stock Option Plans:

	Shares	Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2010	2,193,673	$1.01—$13.91	$4.28
Granted	663,000	$4.59—$ 5.00	$4.96
Exercised	(452,222)	$1.01—$4.89	$3.74
Canceled	(236,599)	$1.01—$12.08	$4.73

Outstanding, December 31, 2011	2,167,852	$1.01—$13.91	$4.56

Exercisable, December 31, 2011	1,356,147	$1.01—$13.91	$4.63	6.2	$0.6

Exercisable and expected to vest, December 31, 2011	2,071,509	$1.01—$13.91	$4.57	5.1	$0.6

The weighted average fair value per share of options granted during the years ended December 31, 2011 and 2010 was $3.55 and $2.82, respectively. The total intrinsic value of options exercised under the Stock Option Plans was $0.6 million during the year ended December 31, 2011.

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

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table summarizes stock option activity under the Non-plan Options:

	Shares	Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2010	88,719	$4.28	$4.28
Granted	—	$—	$—
Exercised	(75,621)	$4.28	$4.28
Canceled	(13,098)	$4.28	$4.28

Outstanding, December 31, 2011	—

The total intrinsic value of Non-plan Options exercised during the year ended December 31, 2011 was $0.3 million.

Fair Value

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants of options under the Stock Option Plans:

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010
Expected dividend yield	—	—
Expected stock price volatility	82% - 83%	82% - 84%
Weighted average stock price volatility	84%	83%
Risk-free interest rate	1.2% - 2.6%	1.7% - 2.9%
Expected life of options (years)	6	6

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

6. Master Distributor Agreements

Supplies Distributors, PFSweb and IPS have entered into master distributor agreements under which Supplies Distributors acts as a master distributor of various products, primarily IPS product, and PFSweb provides transaction management and fulfillment services to Supplies Distributors. The master distributor agreements are subject to periodic renewals, the next of which is in March 2012. Under the master distributor agreements, IPS sells product to Supplies Distributors and reimburses Supplies Distributors for certain freight costs, direct costs incurred in passing on any price decreases offered by IPS to Supplies Distributors or its customers to cover price protection and certain special bids, the cost of products provided to replace defective product returned by customers and other certain expenses as defined. Supplies Distributors can return to IPS product rendered obsolete by IPS engineering changes after customer demand ends. IPS determines when a product is obsolete. IPS and Supplies Distributors also have agreements under which IPS reimburses or collects from Supplies Distributors amounts calculated in certain inventory cost adjustments.

Supplies Distributors passes through to customers marketing programs specified by IPS and administers, along with a party performing product demand generation for the IPS products, such programs according to IPS guidelines.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

7. Supplies Distributors

Pursuant to a credit agreement, Supplies Distributors is restricted from making any distributions to PFSweb if, after giving affect thereto, Supplies Distributors’ would be in noncompliance with its financial covenants. Under the terms of its amended credit agreements, Supplies Distributors is restricted from paying annual cash dividends without the prior approval of its lenders (see Notes 3 and 4). Supplies Distributors has received lender approval to pay approximately $2.8 million of dividends in 2012. Supplies Distributors paid dividends to PFSweb of $0.6 million and $2.9 million in 2011 and 2010, respectively.

8. Income Taxes

The consolidated income (loss) from continuing operations before income taxes, by domestic and foreign entities, is as follows (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2011	2010
Domestic	$(3,057)	$(4,402)
Foreign	(237)	1,471

Total	$(3,294)	$(2,931)

A reconciliation of the difference between the expected income tax expense from continuing operations at the U.S. federal statutory corporate tax rate of 34%, and the Company’s effective tax rate is as follows (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2011	2010
Income tax benefit computed at statutory rate	$(1,120)	$(997)

Foreign dividends received	637	893
Items not deductible for tax purposes	275	462
Change in valuation reserve	(265)	(123)
State taxes	168	106
Impact of foreign taxation	119	4
Other	566	118

Provision for income taxes	$380	$463

Current and deferred income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2011	2010
Current
Domestic	$—	$—
State	165	45
Foreign	145	451

Total current	310	496
Deferred
Domestic	—	—
State	—	15
Foreign	70	(48)

Total deferred	70	(33)

Total	$380	$463

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The components of the deferred tax asset (liability) are as follows (in thousands):

	December 31, 2011	December 31, 2010
Deferred tax assets:
Allowance for doubtful accounts	$723	$757
Inventory reserve	556	630
Property and equipment	—	1,336
Net operating loss carryforwards	20,026	19,569
Other	2,420	1,476

	23,725	23,768
Less — Valuation allowance	22,938	23,203

Total deferred tax asset	787	565

Deferred tax liabilities:
Property and equipment	(446)	—
Intangible assets	—	(108)
Other	—	(48)

Total deferred tax liabilities	(446)	(156)

Deferred tax assets, net	$341	$409

Management believes that PFSweb has not established a sufficient history of earnings, on a stand-alone basis, to support the more likely than not realization of certain deferred tax assets in excess of existing taxable temporary differences. A valuation allowance has been provided for the majority of these net deferred income tax assets as of December 31, 2011 and 2010. The remaining net deferred tax assets at both December 31, 2011 and 2010 primarily relate to the Company’s European operations. At December 31, 2011, net operating loss carryforwards relate to taxable losses of PFSweb’s European subsidiary totaling approximately $4.8 million, PFSweb’s Canadian subsidiary totaling approximately $6.0 million and PFSweb’s U.S. subsidiaries totaling approximately $49.3 million that expire at various dates from 2012 through 2031. The U.S. NOL carryforward includes approximately $4.6 million relating to tax benefits of stock option exercises and, if utilized, will be recorded against additional paid-in-capital upon utilization rather than as an adjustment to income tax expense from continuing operations. The U.S. NOL also includes approximately $20.4 million of NOL acquired in 2006, which is subject to annual limits of $1.2 million under IRS Section 382.

The Company evaluates its tax positions for potential liabilities associated with unrecognized tax benefits. As of December 31, 2011 and 2010, no unrecognized tax benefits, penalties or interest were identified or recorded. The Company does not expect to record unrecognized tax benefits in the next twelve months.

9. Commitments and Contingencies

The Company leases facilities, warehouse and office space and transportation and other equipment under operating leases expiring in various years through December 31, 2022. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced by other similar leases. The Company’s facility leases generally contain one or more renewal options.

Minimum future annual rental payments under non-cancelable operating leases having original terms in excess of one year are as follows (in thousands):

Operating Lease Payments
Fiscal year ended December 31,
2012	$7,248
2013	6,650
2014	5,261
2015	3,901
2016	2,908
Thereafter	16,618

Total	$42,586

Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Any differences between cash rental payments made and straight-line rent expense is recorded as deferred rent on the accompanying consolidated balance sheets. Total rental expense under operating leases approximated $7.5 million and $7.9 million for the years ended December 31, 2011 and 2010, respectively. Certain landlord required deposits are secured by letters of credit.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company receives municipal tax abatements in certain locations. During 2004 the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements. In December 2006 the Company received notice that the municipal authority planned to make an adjustment to the Company’s tax abatement. The Company disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against the Company and the timing of the related payments has not been finalized. As of December 31, 2011, the Company believes it has adequately accrued for the expected assessment.

In April 2010, a sales employee of eCOST was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. The Company received subpoenas from the Office of the U.S. Attorney requesting information regarding the employee and other matters, and the Company has responded to the subpoenas and is fully cooperating with the Office of the U.S. Attorney. The Company has commenced its own investigation into the actions of the employee. Neither the Company nor eCOST have been charged with any criminal activity, and the Company intends to seek the recovery or reimbursement of the funds which are currently classified as other receivables on the December 31, 2011 financial statements. Based on the information available to date, the Company is unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or the inability of the Company to recover such funds or any significant portion thereof, or any costs and expenses incurred by the Company in connection with this matter, will not have a material adverse effect upon the Company’s financial condition or results of operations.

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

10. Segment and Geographic Information

The Company is currently organized into two primary operating segments, which generally align with the corporate organization structure. In the first segment, PFSweb is an international provider of various business process outsourcing solutions and operates as a service fee business. In the second operating segment, (“Business and Retail Connect”), subsidiaries of the Company purchase inventory from clients and resell the inventory to client customers. In this segment, the Company generally recognizes product revenue.

	Year Ended December 31,	Year Ended December 31,
	2011	2010
Revenues (in thousands):
PFSweb	$142,822	$106,552
Business and Retail Connect	162,447	174,613
Eliminations	(6,503)	(6,649)

	$298,766	$274,516

Income (loss) from operations (in thousands):
PFSweb	$(5,413)	$(5,442)
Business and Retail Connect	3,204	3,451
Eliminations	—	—

	$(2,209)	$(1,991)

	Year Ended December 31, 2011	Year Ended December 31, 2010
Depreciation and amortization (in thousands):
PFSweb	$6,318	$6,032
Business and Retail Connect	26	28
Eliminations	—	—

	$6,344	$6,060

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	December 31, 2011	December 31, 2010
Capital expenditures (in thousands):
PFSweb	$7,464	$3,774
Business and Retail Connect	86	—
Eliminations	—	—

	$7,550	$3,774

Assets (in thousands):
PFSweb	$83,097	$62,617
Business and Retail Connect	66,740	73,992
eCOST	—	8,183
Eliminations	(13,465)	(14,562)

	$136,372	$130,230

Geographic areas in which the Company operates include the United States, Europe (primarily Belgium), and Canada. The following is geographic information by area. Revenues are attributed based on the Company’s domicile.

	Year Ended December 31,	Year Ended December 31,
	2011	2010
Revenues (in thousands):
United States	$215,027	$194,791
Europe	79,602	77,758
Canada	5,787	5,439
Inter-segment eliminations	(1,650)	(3,472)

	$298,766	$274,516

Other long-lived assets (in thousands):
United States	$15,480	$11,525
Europe	2,273	765
Canada	319	163

	$18,072	$12,453

11. Employee Savings Plan

The Company has a defined contribution employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all full-time and part-time U.S. employees are eligible to participate in the plan. The Company, at its discretion, may match employee contributions to the plan and also make an additional matching contribution in the form of profit sharing in recognition of the Company’s performance. The Company contributed approximately $0.1 million during the year ended December 31, 2011, to match an approved percentage of employee contributions. No matching contributions were made in the year ended December 31, 2010.

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

Summarized financial information in the accompanying consolidated statements of operations for the discontinued eCOST operations is as follows (in thousands):

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Twelve Months Ended December 31,
	2011	2010
Product revenue, net	$6,909	$69,172
Expenses	7,792	70,327
Goodwill and intangible asset impairment	—	2,792

Loss before provision for income taxes	(883)	(3,947)
Provision (benefit) for income taxes	(9)	28

Discontinued operations, net of income taxes	$(892)	$(3,975)

Summarized financial information in the accompanying consolidated balance sheets for the discontinued eCOST operations is as follows (in thousands):

December 31,
2010
Inventories, net	$2,776
Identifiable intangibles	316
Goodwill	810

Assets of discontinued operations	$3,902

At December 31, 2010, the amount of allowance for slow moving inventory included in discontinued operations was $0.2 million. At December 31, 2011 the Company had recorded approximately $0.5 million of accrued liabilities related to the discontinued operations.

The original eCOST acquisition resulted in a purchase price in excess of the fair value of net identifiable assets acquired and liabilities assumed. This excess purchase price was allocated to goodwill. Goodwill, which is not deductible for tax purposes, is not amortized rather, it is subject to an annual impairment test, using a fair-value-based approach.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). As of December 31, 2011, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the period that ended on the December 31, 2011, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. This evaluation was based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Control—Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was effective as of December 31, 2011.

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

Reference is made to the information to be set forth in the section entitled “Board of Directors” and “Committees of the Board” in the definitive proxy statement in connection with our Annual Meeting of Shareholders (the “Proxy Statement”), which section is incorporated herein by reference. Our Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the last day of our fiscal year ended December 31, 2011.

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

The following table summarizes information with respect to equity compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2011:

Plan category (1)	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	2,167,852	$4.56	419,042
Equity compensation plans not approved by security holders	—		—

Total	2,167,852		419,042

(1)	See Note 5 to the Consolidated Financial Statements for more detailed information regarding the Company’s equity compensation plans.

Item 13.	Certain Relationship and Related Transactions

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

2. Exhibits

Exhibit Number	Description of Exhibits

3.1 (1)	Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.1.1 (20)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.1.2 (32)	Certificate of Amendment to Certificate of Incorporation of PFSweb, Inc.

3.1.3 (36)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.2 (1)	Amended and Restated Bylaws

3.2.1 (26)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.

2.2.2 (39)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.

4.1 (30)	Rights Agreement, dated as of June 8, 2000, between the Company and ChaseMellon Shareholder Services, LLC

4.1 (31)	Amendment No. 1 to Rights Agreement, dated as of May 30, 2008 between the Company and Mellon Investor Services LLC, as successor to ChaseMellon Shareholder Services, L.L.C., as rights agent.

4.1 (38)	Amendment No. 2 to Rights Agreement, dated as of May 24, 2010 between the Company and Mellon Investor Services LLC, as successor to ChaseMellon Shareholder Services, L.L.C., as rights agent.

4.1 (39)	Amendment No. 3 to Rights Agreement, dated as of July 2, 2010 between the Company and Mellon Investor Services LLC, as successor to ChaseMellon Shareholder Services, L.L.C., as rights agent.

10.1 (18)	Amendment 3 to Loan and Security Agreement.

10.2 (18)	Amendment 6 to Agreement for Inventory Financing.

10.3 (18)	Amendment 1 to First Amended and Restated Loan and Security Agreement.

10.4 (16)	Amendment 5 to Amended and Restated Platinum Plan Agreement.

10.5 (16)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

10.6 (16)	Amendment No. 5 to Agreement for Inventory Financing.

10.7 (1)	Industrial Lease Agreement between Shelby Drive Corporation and Priority Fulfillment Services, Inc.

10.8 (1)	Lease Contract between Transports Weerts and Priority Fulfillment Services Europe B.V.

10.9 (2)	Form of Change of Control Agreement between the Company and each of its executive officers

10.10 (4)	Ninth Amendment to Lease Agreement by and between AGBRI ATRIUM. L.P., and Priority Fulfillment Services, Inc.

10.11 (5)	Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., Inventory Financing Partners, LLC and IBM Credit Corporation

10.12 (5)	Amended and Restated Collateralized Guaranty by and between Priority Fulfillment Services, Inc. and IBM Credit Corporation

10.13 (5)	Amended and Restated Guaranty to IBM Credit Corporation by PFSweb, Inc.

10.14 (5)	Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors Europe B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

10.15 (5)	Amended and Restated Guaranty to IBM Belgium Financial Services S.A. by PFSweb, Inc.

10.16 (5)	Subordinated Demand Note by and between Supplies Distributors, Inc. and Priority Fulfillment Services, Inc.

10.17 (5)	Notes Payable Subordination Agreement between Congress Financial Corporation (Southwest) and Priority Fulfillment Services, Inc.

10.18 (5)	Guarantee in favor of Congress Financial Corporation (Southwest) by Business Supplies Distributors Holdings, LLC, Priority Fulfillment Services, Inc. and PFSweb, Inc.

10.19 (5)	General Security Agreement by Priority Fulfillment Services, Inc. in favor of Congress Financial Corporation (Southwest).

10.20 (5)	Inducement Letter by Priority Fulfillment Services, Inc. and PFSweb, Inc. in favor of Congress Financial Corporation (Southwest).

10.21 (6)	Form of Executive Severance Agreement between the Company and each of its executive officers.

10.21.1 (33)	Form of Amendment to Executive Severance Agreement.

10.21.2 (33)	Form of Amendment to Change in Control Severance Agreement.

10.21.3 (39)	Severance, Nondisclosure, Nonsolicitation and Noncompete Agreement dated July 2, 2010 between the Company and Cynthia Almond.

10.22 (7)	Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., Inventory Financing Partners, LLC and IBM Credit Corporation

10.23 (7)	Amendment to Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors Europe B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

10.24 (7)	Amendment to Factoring agreement dated March 29, 2002 between Supplies Distributors S.A. and Fortis Commercial Finance N.V.

10.25 (8)	Unconditional Guaranty of PFSweb, Inc. to Comerica Bank – California

10.26 (8)	Security Agreement of PFSweb, Inc. to Comerica Bank – California

10.27 (8)	Intellectual Property Security Agreement between Priority Fulfillment Services, Inc. and Comerica Bank – California

10.28 (8)	Amendment 2 to Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

10.29 (8)	Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., and IBM Credit LLC

10.30 (9)	Amendment to factoring agreement dated April 30, 2003 between Supplies Distributors S.A. and Fortis Commercial Finance N.V.

10.31 (9)	Loan and Security Agreement by and between Congress Financial Corporation (Southwest), as Lender and Supplies Distributors, Inc., as Borrower dated March 29, 2002.

10.32 (9)	General Security Agreement – Business Supplies Distributors Holdings, LLC in favor of Congress Financial Corporation (Southwest)

10.33 (9)	Stock Pledge Agreement between Supplies Distributors, Inc. and Congress Financial Corporation (Southwest)

10.34 (9)	First Amendment to General Security Agreement by Priority Fulfillment Services, Inc. in favor of Congress Financial Corporation (Southwest)

10.35 (12)	Industrial Lease Agreement between New York Life Insurance Company and Daisytek, Inc.

10.36 (12)	First Amendment to Industrial Lease Agreement between New York Life Insurance Company, Daisytek, Inc. and Priority Fulfillment Services, Inc.

10.37 (12)	Second Amendment to Industrial Lease Agreement between ProLogis North Carolina Limited Partnership and Priority Fulfillment Services, Inc.

10.38 (12)	Modification, Ratification and Extension of Lease between Shelby Drive Corporation and Priority Fulfillment Services, Inc.

10.39 (13)	Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., and IBM Credit LLC

10.40 (13)	Amendment 4 to Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

10.41 (13)	First Amendment to Loan and Security Agreement by and between Congress Financial Corporation (Southwest), as Lender and Supplies Distributors, Inc., as Borrower.

10.42 (13)	Form of Modification to Executive Severance Agreement.

10.43 (14)	Industrial Lease Agreement by and between Industrial Developments International, Inc. and Priority Fulfillment Services, Inc.

10.44 (14)	Guaranty by PFSweb, Inc. in favor of Industrial Developments International, Inc.

10.45 (14)	Lease between Fleet National Bank and Priority Fulfillment Services, Inc.

10.46 (14)	Guaranty by PFSweb, Inc. in favor of Fleet National Bank

10.47 (14)	Amendment No. 3 to Lease dated as of March 3, 1999 between Fleet National Bank and Priority Fulfillment Services, Inc.

10.48 (15)	Loan Agreement between Mississippi Business Finance Corporation and Priority Fulfillment Services, Inc. dated as of November 1, 2004

10.49 (15)	Reimbursement Agreement between Priority Fulfillment Services, Inc. and Comerica Bank

10.50 (15)	First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

10.51 (15)	Remarketing Agreement between Priority Fulfillment Services, Inc. and Comerica Securities

10.52 (20)	Amendment to factoring agreement dated December 12, 2005 between Supplies Distributors S.A. and Fortis Commercial Finance N.V.

10.53 (21)	Amendment 7 to Agreement for Inventory Financing.

10.54 (21)	Amendment 6 to Amended and Restated Platinum Plan Agreement.

10.55 (21)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

10.56 (21)	Second Amendment to Loan and Security Agreement by and between eCOST.com, Inc. and Wachovia Capital Finance Corporation (Western).

10.57 (21)	Amendment 4 to Loan and Security Agreement.

10.58 (21)	Guaranty by PFSweb, Inc., in favor of Wachovia Capital Finance Corporation (Western).

10.59 (21)	Second Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

10.60 (23)	Tenth Amendment to Lease Agreement by and between Plano Atrium, LLC and Priority Fulfillment Services, Inc.

10.61 (24)	Amendment 8 to Agreement for Inventory Financing.

10.62 (24)	Fourth Amendment to the Loan and Security Agreement by and between eCOST.com, Inc. and Wachovia Capital Finance Corporation (Western).

10.63 (24)	Amendment 5 to Loan and Security Agreement.

10.64 (24)	Amendment 7 to Amended and Restated Platinum Plan Agreement.

10.65 (24)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

10.66 (25)	Fifth Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

10.67 (27)	Second Amendment to Industrial Lease Agreement by and between Industrial Property Fund VI, LLC and Priority Fulfillment Services, Inc.

10.68 (29)	Amendment 9 to Agreement for Inventory Financing.

10.69 (29)	Amendment 8 to Amended and Restated Platinum Plan Agreement.

10.70 (29)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

10.71 (29)	Sixth Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

10.72 (34)	Sixth Amendment to Loan and Security Agreement dated January 6, 2009 between Wachovia Bank and Supplies Distributors, Inc.

10.73 (34)	Fifth Amendment to Loan and Security Agreement dated January 6, 2009 between Wachovia Bank and eCOST.com Inc.

10.74 (35)	Amendment 10 to Agreement for Inventory Financing.

10.75 (35)	Amendment 9 to Amended and Restated Platinum Plan Agreement.

10.76 (35)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

10.77 (35)	Seventh Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

10.78 (36)	Amended and Restated 2005 Employee Stock and Incentive Plan of PFSweb, Inc.

10.79 (36)	Amended and Restated Non-Employee Director Stock Option and Retainer Plan of PFSweb, Inc.

10.80 (37)	Eighth Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.

10.81 (37)	Amendment 11 to Agreement for Inventory Financing.

10.82 (37)	Amendment 10 to Amended and Restated Platinum Plan Agreement.

10.83 (37)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

10.84 (37)	Eighth Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

10.85 (40)	Asset Purchase Agreement by and between eCOST.com., PC Mall, Inc. and Mall Acquisition 3, Inc. dated as of February 17, 2011.

10.86 (41)	Consent and Lien release dated as of February 17, 2011, by and between Wells Fargo Bank, National Association and eCOST.com, Inc.

10.87 (42)	Factoring Agreement by and between BNP Paribus Fortis Factor and Supplies Distributors, S.A.

10.88 (42)	Amendment 12 to Agreement for Inventory Financing

10.89 (42)	Amendment 11 to Amended and Restated Platinum Plan Agreement

10.90 (42)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule

10.91 (42)	Ninth Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment services, Inc.

10.92 (42)	2011 Management Bonus Plan

10.93 (42)	Seventh Amendment to Loan and Security Agreement dated January 6, 2009 between Wells Fargo Bank and Supplies Distributors, Inc.

10.94 (43)	Seventh Amendment to Loan and Security Agreement dated January 6, 2009 by and between Wells Fargo Bank, National Association and PFSweb Retail Connect, Inc.

10.95 (44)	Tenth Amendment to First Amended and Restated Loan and Security Agreement dated November 10, 2011 by and between Priority Fulfillment Services, Inc., and Comerica Bank

10.96 (45)	Lease agreement by and between Binyan Realty LP and Priority Fulfillment Services, Inc.

10.97 (45)	Lease Guaranty by PFSweb, Inc. in favor of Binyan Realty LP

10.98 (45)	Lease Agreement dated December 8, 2011, between CCI-Millennium, L.P. and Priority Fulfillment Services, Inc.

10.99 (45)	Guaranty of PFSweb, Inc. to CCI-Millennium, L.P.

10.100 (45)	Eleventh Amendment to First Amended and Restated Loan and Security Agreement by and between Priority Fulfillment Services, Inc., and Comerica Bank

10.101 (45)	Amendment 13 to Agreement for Inventory Financing

21 (45)	Subsidiary Listing

23.1 (45)	Consent of GRANT THORNTON, LLP, Independent Registered Public Accounting Firm

31.1 (45)	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2 (45)	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1 (45)	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).
(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended March 31, 2001
(3)	Incorporated by reference from PFSweb, Inc. Form 10-Q/A for the quarterly period ended September 30, 2001
(4)	Incorporated by reference from PFSweb, Inc. Form 10-K for the transition period ended December 31, 2001
(5)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2002
(6)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2002
(7)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2002
(8)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2003
(9)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2003
(10)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2003
(11)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 10, 2003
(12)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2003
(13)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2004
(14)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2004
(15)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2004.

(16)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2005.
(17)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 14, 2005.
(18)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2005.
(19)	Incorporated by reference from PFSweb, Inc. Current Report on Form 8-K filed on November 30, 2005.
(20)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2005.
(21)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2006.
(22)	Incorporated by reference from PFSweb, Inc. Current Report on Form 8-K filed on June 2, 2006.
(23)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2006.
(24)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2006.
(25)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2007.
(26)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 13, 2007.
(27)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2007.
(28)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 2, 2008.
(29)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2008.
(30)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form 8-A filed on June 14, 2000.
(31)	Incorporated by reference from PFSweb, Inc. Report on Form 8K filed on May 30, 2008.
(32)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 2, 2008.
(33)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on January 6, 2009.
(34)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on January 9, 2009.
(35)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on May 15, 2009.
(36)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 14, 2009.
(37)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on May 17, 2010.
(38)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 25, 2010.
(39)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 2, 2010.
(40)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on February 23, 2011.
(41)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2010.
(42)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on May 16, 2011
(43)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 15, 2011.
(44)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on November 14, 2011.
(45)	Filed herewith.

SCHEDULE I

PFSWEB, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS – PARENT COMPANY ONLY

(In thousands)

	December 31, 2011	December 31, 2010
ASSETS:
Cash and cash equivalents	$5,876	$5,006
Receivable from subsidiaries	6,043	5,394
Receivable from PFSweb Retail Connect, Inc.	7,900	7,400
Investment in subsidiaries	8,255	11,550

Total assets	$28,074	$29,350

LIABILITIES:
Total liabilities	$—	$—

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	13	12
Additional paid-in capital	104,645	101,229
Accumulated deficit	(77,898)	(73,332)
Accumulated other comprehensive income	1,399	1,526
Treasury stock	(85)	(85)

Total shareholders’ equity	28,074	29,350

Total liabilities and shareholders’ equity	$28,074	$29,350

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE I

PFSWEB, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS – PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

(In thousands)

	2011	2010
EQUITY IN NET LOSS OF CONSOLIDATED SUBSIDIARIES	$(4,566)	$(7,369)

NET LOSS	$(4,566)	$(7,369)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE I

PFSWEB, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS – PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

(In thousands)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,566)	$(7,369)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in net loss of consolidated subsidiaries	4,566	7,369

Net cash provided by operating activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,015	7,270
Increase in receivable from PFSweb Retail Connect, Inc.	(500)	(2,450)
Increase (decrease) in receivable from subsidiaries, net	(645)	(6)

Net cash provided by (used in) financing activities	870	4,814

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	10

NET INCREASE (DECREASE) IN CASH	870	4,824
CASH AND CASH EQUIVALENTS, beginning of period	5,006	182

CASH AND CASH EQUIVALENTS, end of period	$5,876	$5,006

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II

PFSWEB, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31

(Amounts in thousands)

		Additions
	Balance at Beginning of Period	Charges to Cost and Expenses	Charges to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2010:
Allowance for doubtful accounts	$973	156	—	(375)	$754
Year Ended December 31, 2011:
Allowance for doubtful accounts	$754	(11)	—	(80)	$663

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

Signature	Title	Date

/s/ Mark C. Layton Mark C. Layton	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2012

/s/ Thomas J. Madden Thomas J. Madden	Executive Vice President and Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	March 30, 2012

/s/ Neil Jacobs Dr. Neil Jacobs	Director	March 30, 2012

/s/ Timothy M. Murray Timothy M. Murray	Director	March 30, 2012

/s/ James F. Reilly James F. Reilly	Director	March 30, 2012

/s/ David I. Beatson David I. Beatson	Director	March 30, 2012