Form 10-Q
period 2012-03-31
PFSWEB INC
filed 2012-05-15
CIK 1095315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                    to

Commission File Number 000-28275

PFSweb, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-2837058
(State of Incorporation)	(I.R.S. Employer I.D. No.)

505 Millennium Drive, Allen, Texas	75013
(Address of principal executive offices)	(Zip Code)

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

At May 11, 2012 there were 12,781,259 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES

Form 10-Q

March 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PFSWEB, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,165	$17,695
Restricted cash	212	827
Accounts receivable, net of allowance for doubtful accounts of $686 and $663 at March 31, 2012 and December 31, 2011, respectively	41,989	52,679
Inventories, net of reserves of $1,646 and $1,555 at March 31, 2012 and December 31, 2011, respectively	29,977	30,487
Other receivables	10,187	11,915
Prepaid expenses and other current assets	4,431	4,697

Total current assets	104,961	118,300

PROPERTY AND EQUIPMENT, net	22,680	14,945
OTHER ASSETS	3,043	3,127

Total assets	$130,684	$136,372

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$15,661	$23,939
Trade accounts payable	43,475	48,544
Deferred rent	956	288
Deferred revenue	7,494	6,766
Accrued expenses	20,757	18,369

Total current liabilities	88,343	97,906

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	4,388	3,583
DEFERRED RENT	5,678	901
OTHER LIABILITIES	4,871	5,908

Total liabilities	103,280	108,298

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 12,782,907 shares issued at March 31, 2012 and December 31, 2011; and 12,764,546 outstanding at March 31, 2012 and December 31, 2011	13	13
Additional paid-in capital	104,985	104,645
Accumulated deficit	(79,183)	(77,898)
Accumulated other comprehensive income	1,674	1,399
Treasury stock at cost, 18,361 shares	(85)	(85)

Total shareholders’ equity	27,404	28,074

Total liabilities and shareholders’ equity	$130,684	$136,372

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2012	2011
REVENUES:
Product revenue, net	$34,725	$45,283
Service fee revenue	28,378	18,900
Pass-through revenue	11,409	8,206

Total revenues	74,512	72,389

COSTS OF REVENUES:
Cost of product revenue	31,856	42,466
Cost of service fee revenue	21,259	13,783
Cost of pass-through revenue	11,409	8,206

Total costs of revenues	64,524	64,455

Gross profit	9,988	7,934
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, including stock based compensation expense of $340 and $310 in the three months ended March 31, 2012 and 2011, respectively	10,900	9,288

Loss from operations	(912)	(1,354)
INTEREST EXPENSE, net	264	191

Loss from continuing operations before income taxes	(1,176)	(1,545)
INCOME TAX EXPENSE	109	135

LOSS FROM CONTINUING OPERATIONS	(1,285)	(1,680)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(603)

NET LOSS	$(1,285)	$(2,283)

LOSS PER SHARE FROM CONTINUING OPERATIONS:
Basic	$(0.10)	$(0.14)

Diluted	$(0.10)	$(0.14)

LOSS PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$—	$(0.05)

Diluted	$—	$(0.05)

NET LOSS PER SHARE:
Basic	$(0.10)	$(0.19)

Diluted	$(0.10)	$(0.19)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	12,765	12,268

Diluted	12,765	12,268

COMPREHENSIVE INCOME:
Net loss	$(1,285)	$(2,283)
Foreign currency translation adjustment	275	595

TOTAL COMPREHENSIVE INCOME	$(1,010)	$(1,688)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,285)	$(2,283)
Loss from discontinued operations	—	(603)

Loss from continuing operations	(1,285)	(1,680)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,142	1,495
Provision for doubtful accounts	41	7
Provision for excess and obsolete inventory	76	3
Deferred income taxes	(17)	24
Stock-based compensation expense	340	310
Changes in operating assets and liabilities:
Restricted cash	2	62
Accounts receivable	10,970	746
Inventories, net	778	3,550
Prepaid expenses, other receivables and other assets	2,292	1,127
Deferred rent	5,445	(17)
Accounts payable, deferred revenue, accrued expenses and other liabilities	(3,667)	(9,162)

Net cash provided by (used in) continuing operating activities	17,117	(3,535)
Net cash provided by discontinued operating activities	—	1,311

Net cash provided by (used in) operating activities	17,117	(2,224)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,560)	(1,360)
Proceeds from sale of eCOST subsidiary	—	2,327

Net cash provided by (used in) investing activities	(7,560)	967

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	63
Decrease in restricted cash	614	844
Payments on capital lease obligations	(376)	(231)
Proceeds from (payments on) debt, net	(9,364)	811

Net cash provided by (used in) financing activities	(9,126)	1,487

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	39	170

NET INCREASE IN CASH AND CASH EQUIVALENTS	470	400

CASH AND CASH EQUIVALENTS, beginning of period	17,695	18,430

CASH AND CASH EQUIVALENTS, end of period	$18,165	$18,830

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under debt and capital leases	$2,238	$478

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

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

Supplies Distributors has obtained financing that allows it to fund the working capital requirements for the sale of primarily IPS products. Pursuant to the transaction management services agreements between PFS and Supplies Distributors, PFS provides to Supplies Distributors transaction management and fulfillment services, such as managed web hosting and maintenance, procurement support, web-enabled customer contact center services, customer relationship management, financial services including billing and collection services, information management, and international distribution services. Supplies Distributors does not have its own sales force and relies upon IPS’ sales force and product demand generation activities for its sale of IPS products. Supplies Distributors sells its products in the United States, Canada and Europe.

All of the agreements between PFS and Supplies Distributors were made in the context of a related party relationship and were negotiated in the overall context of PFS’ and Supplies Distributors’ arrangement with IPS. Although management believes the terms of these agreements are generally consistent with those of an arm’s length transaction, there can be no assurance that the prices charged to or by each company under these arrangements are not higher or lower than the prices that may be charged by, or to, unaffiliated third parties for similar services. All of these transactions are eliminated upon consolidation.

eCOST Overview

Until February 2011 the Company operated eCOST primarily as a multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise, which sold products primarily to customers in the United States. In February 2011, the Company sold substantially all of the inventory and certain intangible assets of the eCOST discount retailer business unit for a cash purchase price of $2.3 million (before expenses of approximately $0.2 million) and the assumption by the purchaser of certain limited liabilities of eCOST. The purchase price represented approximately $1 million for inventory and the balance for the intangible assets. In connection with the closing of this business unit, the Company incurred exit costs of approximately $0.4 million related to employee termination costs, excess property and equipment and certain contract termination costs. The Company also recorded approximately $0.3 million in early exit costs associated with an eCOST facility. For the three months ended March 31, 2011, the Company reported the operating results of the eCOST discount retailer business unit, excluding costs expected to continue to occur in the future, as discontinued operations. The remaining assets and business

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

operations of eCOST are conducted under the name PFSweb Retail Connect and continue to provide certain services, primarily under a product ownership based model, to certain of the Company’s client relationships on an ongoing basis.

Basis of Presentation

The unaudited interim condensed consolidated financial statements as of March 31, 2012, and for the three months ended March 31, 2012 and 2011, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim consolidated financial statements of the Company include all adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2012, its results of operations for the three months ended March 31, 2012 and 2011 and its cash flows for the three months ended March 31, 2012 and 2011. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.

Certain prior period data on the balance sheet and statement of cash flows has been reclassified to conform to the current year presentation of deferred rent. These reclassifications had no effect on previously reported net income (loss) or total shareholders’ equity.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. The Company bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as the operating environment changes. These changes have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 in the section entitled “Risk Factors.” Based on a critical assessment of accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes the Company’s consolidated financial statements are fairly stated in accordance with generally accepted accounting principles in the United States of America, and provide a fair presentation of the Company’s financial position and results of operations.

Investment in Affiliates

PFS has made advances to Supplies Distributors that are evidenced by a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Subordinated Note cannot be increased to more than $5.0 million or decreased to less than

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

$3.5 million without prior approval of certain of the Company’s lenders. As of March 31, 2012 and December 31, 2011, the outstanding balance of the Subordinated Note was $3.5 million. The Subordinated Note is eliminated in the Company’s consolidated financial statements.

PFS has also made advances to Retail Connect totaling $11.1 million as of both March 31, 2012 and December 31, 2011. Certain terms of the Company’s debt facilities provide that the total advances to Retail Connect may not be less than $2.0 million without prior approval of Retail Connect’s lender, if needed. PFS has received the approval of its lender to advance incremental amounts to certain of its subsidiaries and/or affiliates, including Retail Connect, if needed, subject to certain cash inflows to PFS, as defined. PFSweb, Inc. has also advanced to Retail Connect an additional $8.0 million and $7.9 million as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, the Company has approximately $5.8 million available to be advanced to Retail Connect and/or other affiliates. All of these advances are eliminated in the Company’s consolidated financial statements.

Concentration of Business and Credit Risk

The Company’s service fee revenue is generated under contractual service fee relationships with multiple client relationships. No service fee client or product revenue customer exceeded 10% of the Company’s consolidated total net revenue or accounts receivable during the three months ended March 31, 2012 or 2011. A summary of the nonaffiliated customer and client concentrations is as follows:

	Three Months Ended March 31,
	2012	2011
Product Revenue (as a percentage of total Product Revenue):
Customer 1	14%	15%
Customer 2	9%	11%

Service Fee Revenue (as a percentage of total Service Fee Revenue):
Client 1	17%	15%
Client 2	15%	12%

The Company currently anticipates that one or more of these clients, and other clients, will reduce the level of services or terminate their relationship with the Company during fiscal year 2012.

The Company has provided certain collateralized guarantees of its subsidiaries’ financings and credit arrangements. These subsidiaries’ ability to obtain financing on similar terms would be significantly impacted without these guarantees.

The Company has multiple arrangements with International Business Machines Corporation (“IBM”), IPS and Ricoh and is dependent upon the continuation of such arrangements. These arrangements, which are critical to the Company’s ongoing operations, include Supplies Distributors’ master distributor agreements and certain of Supplies Distributors’ working capital financing agreements. Substantially all of Supplies Distributors’ revenue is generated by its sale of product purchased from IPS. Supplies Distributors also relies upon IPS’s sales force and product demand generation activities and the discontinuance of such services would have a material impact upon Supplies Distributors’ business. In addition, Supplies Distributors has product sales to IBM and IPS business affiliates.

Ricoh has advised Supplies Distributors that, as a result of the ongoing restructuring of its IPS business, it has begun, and will continue, to implement certain operational changes in the sale and distribution of IPS products. The changes have and will continue to result in reduced revenues and profitability for Supplies Distributors in 2012.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

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

Operating Leases

The Company leases certain real estate for its warehouse, call center and corporate offices, as well as certain equipment under non-cancelable operating leases that expire at various dates through 2022. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other similar leases. The Company recognizes escalating lease payments on a straight-line basis over the term of each respective lease with the difference between cash payments and rent expense recognized being recorded as deferred rent in the accompanying consolidated balance sheets.

Property and Equipment

The Company’s property held under capital leases amount to approximately $4.6 million and $3.4 million, net of accumulated amortization of approximately $1.8 million and $1.6 million, at March 31, 2012 and December 31, 2011, respectively. Depreciation and amortization related to capital leases during the three months ended March 31, 2012 and 2011 was $0.4 million and $0.2 million, respectively. In addition, the Company holds approximately $6.0 million of leasehold improvements which are to be reimbursed through tenant allowances over the life of our facility operating leases.

Income Taxes

The Company records a tax provision primarily associated with state income taxes and its Supplies Distributors subsidiary’s international operations. The Company has recorded a valuation allowance for the majority of its net deferred tax assets.

Cash Paid for Interest and Taxes

The Company made payments for interest of approximately $0.3 million and $0.2 million in the three months ended March 31, 2012 and 2011, respectively. Income taxes of approximately $0.1 million were paid by the Company during each of the three month periods ended March 31, 2012 and 2011, respectively.

Impact of Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU deferred the ASU 2011-05 requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both net income and other comprehensive income on the face of the financial statements. Companies are still required to present reclassifications out of AOCI on the face of the financial statements or disclose those amounts in the notes to the financial statements. This ASU also defers the requirement to report reclassification adjustments in interim periods. This ASU is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively. The Company’s adoption of this update did not have a material impact on the consolidated financial statements.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This ASU is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively. The Company’s adoption of this update did not have a material impact on the consolidated financial statements.

3. NET LOSS PER COMMON SHARE

Basic and diluted net loss per share are computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Stock options not included in the calculation of diluted net loss per share for the three months ended March 31, 2012, and 2011 were 2.1 million and 2.7 million, respectively, as the effect would be anti-dilutive.

4. VENDOR FINANCING

Outstanding obligations under vendor financing arrangements consist of the following (in thousands):

	March 31,	December 31,
	2012	2011
Inventory and working capital financing agreements:
United States	$16,430	$18,119
Europe	2,091	9,143

Total	$18,521	$27,262

Inventory and Working Capital Financing Agreement, United States

Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of IPS products in the United States, providing financing for eligible IPS inventory and certain receivables up to $25.0 million through June 30, 2012 and $20 million thereafter. The agreement has no stated maturity date and provides either party the ability to exit the facility following a 90-day notice. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets. As of March 31, 2012, Supplies Distributors had $1.8 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including other direct or indirect Company subsidiaries), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFS and a Company parent guarantee. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $3.5 million and the Company is required to maintain a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (3.75% as of March 31, 2012). The facility also includes a monthly service fee.

Inventory and Working Capital Financing Agreement, Europe

Supplies Distributors’ European subsidiary has a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance its distribution of IPS products in Europe. The asset-based credit facility with IBM Belgium provides up to 10.0 million euros (approximately $13.4 million as of March 31, 2012) in inventory financing and cash advances through its expiration in June 2012. The Company also has direct vendor credit terms with Ricoh to finance Supplies Distributors’ European subsidiary’s inventory purchases. Given the structure of the facility with IBM Belgium, and as outstanding inventory financing balances are repaid within twelve months, the Company has classified the outstanding

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

inventory financing amounts under this facility as accounts payable in the consolidated balance sheets. As of March 31, 2012, Supplies Distributors’ European subsidiaries had 5.3 million euros (approximately $7.1 million) of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors and its European subsidiary to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including other direct or indirect Company subsidiaries), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors’ European subsidiary, as well as collateralized guaranties of Supplies Distributors and PFS and a Company parent guarantee. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $3.5 million and the Company is required to maintain a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest at Euribor plus 1.82% for cash advances, and, after a defined free financing period, at Euribor plus 4.13% for inventory financings. As of March 31, 2012, the interest rate was 4.7% on outstanding inventory financings. Supplies Distributors’ European subsidiary pays a monthly service fee on the commitment.

5. DEBT AND CAPITAL LEASE OBLIGATIONS;

Outstanding debt and capital lease obligations consist of the following (in thousands):

	March 31,	December 31,
	2012	2011
Loan and security agreements, United States
Supplies Distributors	$5,693	$7,245
PFS	8,319	12,044
Credit facility—Retail Connect	—	—
Factoring agreement, Europe	61	2,373
Taxable revenue bonds	—	800
Master lease agreements	4,999	3,886
Other	977	1,174

Total	20,049	27,522
Less current portion of long-term debt	15,661	23,939

Long-term debt, less current portion	$4,388	$3,583

Loan and Security Agreement—Supplies Distributors

Supplies Distributors has a loan and security agreement with Wells Fargo Bank, National Association (“Wells Fargo”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of March 31, 2012, Supplies Distributors had $1.1 million of available credit under this agreement. The Wells Fargo facility expires on the earlier of March 2014 or the date on which the parties to the IPS master distributor agreement no longer operate under the terms of such agreement and/or IPS no longer supplies products pursuant to such agreement. Borrowings under the Wells Fargo facility accrue interest at prime rate plus 0.25% to 0.75% or Eurodollar rate plus 2.5% to 3.0%, dependent on excess availability and subject to a minimum of 3.0%, as defined. The interest rate as of March 31, 2012 was 3.75% for $3.7 million of outstanding borrowings and 3.0% for $2.0 million of outstanding borrowings. As of December 31, 2011, the interest rate was 3.75% for $5.2 million of outstanding borrowings and 3.02% for $2.0 million of borrowings. This agreement contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including other direct or indirect Company subsidiaries), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guarantee of PFS and a Company parent guarantee. Additionally, PFS is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $3.5 million, may not

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

maintain restricted cash of more than $5.0 million and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks and Wells Fargo pursuant to which a security interest was granted to Wells Fargo for all U.S. and Canadian customer remittances received in specified bank accounts. At March 31, 2012 and December 31, 2011, these bank accounts held $0.2 million and $0.6 million, respectively, which were restricted for payment to Wells Fargo.

Loan and Security Agreement – PFS

PFS has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”). The Comerica Agreement provides for up to $12.5 million ($10.0 million during certain non-seasonal peak months) of eligible accounts receivable financing (“Working Capital Advances”) through September 2012. The Comerica Agreement also provides for up to $2.5 million of eligible equipment purchases (“Equipment Advances”) through October 2012, with principal payments due through April 2015. As of March 31, 2012, PFS had $5.7 million of available credit under the Working Capital Advance portion of this facility and $0.8 million of available Equipment Advances. Borrowings under the Working Capital Advance portion of the Comerica Agreement accrue interest at prime rate plus 2% (5.25% at March 31, 2012) while the Equipment Advances accrues interest at prime rate plus 2.25% (5.5% at March 31, 2012). The Comerica Agreement contains cross default provisions, various restrictions upon PFS’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including other direct or indirect Company subsidiaries), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the Subordinated Note receivable from Supplies Distributors to a maximum of $5.0 million. Comerica has provided approval for PFS to advance incremental amounts subject to certain financial covenants, as defined, to certain of its subsidiaries and/or affiliates, if needed. The Comerica Agreement is secured by all of the assets of PFS, as well as a Company parent guarantee.

Credit Facility – Retail Connect

Retail Connect has an asset-based line of credit facility of up to $7.5 million from Wells Fargo, through May 2012, which is collateralized by substantially all of Retail Connect’s assets. Borrowings under the facility are limited to a percentage of eligible accounts receivable and inventory, up to a specified amount. Outstanding borrowings under the facility bear interest at prime rate plus 1% or Eurodollar rate plus 3.5%. There were no outstanding borrowings as of March 31, 2012. As of March 31, 2012, Retail Connect had $0.1 million of available credit under this facility. In connection with the line of credit, Retail Connect entered into a cash management arrangement whereby Retail Connect’s operating accounts are considered restricted and swept and used to repay outstanding amounts under the line of credit, if any. The credit facility restricts Retail Connect’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties (including other direct or indirect Company subsidiaries), make investments and loans, pledge assets, make changes to capital stock ownership structure, and requires a minimum tangible net worth for Retail Connect of $0 million, as defined. The Company has guaranteed all current and future obligations of Retail Connect under this line of credit.

On April 30, 2012, Retail Connect entered into an amended credit facility with Wells Fargo that extends the termination date through May 2013 and reduces the line of credit to $3.0 million.

Factoring Agreement

Supplies Distributors’ European subsidiary has a factoring agreement with BNP Paribas Fortis Factor that provides factoring for up to 7.5 million euros (approximately $10.0 million as of March 31, 2012) of eligible accounts receivable through March 2014. This factoring agreement is accounted for as a secured borrowing. As of March 31, 2012, Supplies Distributors’ European subsidiary had approximately 1.7 million euros (approximately $2.3 million) of available credit under this agreement. Borrowings accrue interest at Euribor plus 0.7% (1.0% at March 31, 2012).

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

Debt Covenants

To the extent the Company or any of its subsidiaries fail to comply with its covenants applicable to its debt or vendor financing obligations, including the monthly financial covenant requirements, such as profitability and cash flow, and required level of shareholders’ equity or net worth (as defined), the Company would be required to obtain a waiver from the lender or the lender would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral and enforcement of payment under the Company parent guarantee. Any acceleration of the repayment of the credit facilities may have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. As of March 31, 2012, the Company was in compliance with all debt covenants.

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

6. SEGMENT INFORMATION

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

	Three Months Ended March 31,
	2012	2011
Revenues (in thousands):
PFS	$41,249	$28,770
Business and Retail Connect	34,725	45,283
Eliminations	(1,462)	(1,664)

	$74,512	$72,389

Income (loss) from continuing operations (in thousands):
PFS	$(1,650)	$(1,919)
Business and Retail Connect	365	239

	$(1,285)	$(1,680)

Depreciation and amortization (in thousands):
PFS	$2,126	$1,488
Business and Retail Connect	16	7

	$2,142	$1,495

Capital expenditures (in thousands):
PFS	$7,485	$1,357
Business and Retail Connect	75	3

	$7,560	$1,360

	March 31,	December 31,
	2012	2011
Assets (in thousands):
PFS	$83,922	$83,097
Business and Retail Connect	59,942	66,740
Eliminations	(13,180)	(13,465)

	$130,684	$136,372

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

7. COMMITMENTS AND CONTINGENCIES

The Company receives municipal tax abatements in certain locations. During 2004 the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements. In December 2006, the Company received notice that the municipal authority planned to make an adjustment to the Company’s tax abatement. The Company disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against the Company and the timing of the related payments has not been finalized. As of March 31, 2012, the Company believes it has adequately accrued for the expected assessment.

In April 2010, a sales employee of eCOST was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. The Company received subpoenas from the Office of the U.S. Attorney requesting information regarding the employee and other matters, and the Company has responded to the subpoenas and is fully cooperating with the Office of the U.S. Attorney. The Company has commenced its own investigation into the actions of the employee. Neither the Company nor eCOST have been charged with any criminal activity, and the Company intends to seek the recovery or reimbursement of the funds that are currently classified as other receivables in the March 31, 2012 financial statements. Based on the information available to date, the Company is unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or the inability of the Company to recover such funds or any significant portion thereof, or any costs and expenses incurred by the Company in connection with this matter will not have a material adverse effect upon the Company’s financial condition or results of operations.

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

8. DISCONTINUED OPERATIONS

In February 2011, the Company sold certain assets of eCOST to a third party for a total aggregate cash purchase price of approximately $2.3 million (before expenses of approximately $0.2 million). Accordingly, the accompanying consolidated financial statements reflect the related operating results of the eCOST segment as discontinued operations for the three months ended March 31, 2011.

Summarized financial information in the accompanying consolidated statements of operations for the discontinued eCOST operations is as follows (in thousands):

Three Months Ended March 31, 2011
Revenue, net	$6,725
Expenses	7,319

Loss before provision for income taxes	(594)
Provision for income taxes	(9)

Discontinued operations, net of income taxes	$(603)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.

Forward-Looking Information

We have made forward-looking statements in this Report on Form 10-Q. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “seek,” “strive,” “believe,” “expect,” “anticipate,” “predict,” “potential,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “target” and “estimate” or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to those set forth above or elsewhere in this Report on Form 10-Q and our Form 10-K for the year ended December 31, 2011, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:

•	our ability to retain and expand relationships with existing clients and attract and implement new clients;

•	our reliance on the fees generated by the transaction volume or product sales of our clients;

•	our reliance on our clients’ projections or transaction volume or product sales;

•	our dependence upon our agreements with International Business Machines Corporation (“IBM”) and InfoPrint Solutions Company (“IPS”);

•	our dependence upon our agreements with our major clients;

•	our client mix, their business volumes and the seasonality of their business;

•	our ability to finalize pending contracts;

•	the impact of strategic alliances and acquisitions;

•	trends in e-commerce, outsourcing, government regulation, both foreign and domestic, and the market for our services;

•	whether we can continue and manage growth;

•	increased competition;

•	our ability to generate more revenue and achieve sustainable profitability;

•	effects of changes in profit margins;

•	the customer and supplier concentration of our business;

•	the reliance on third-party subcontracted services;

•	the unknown effects of possible system failures and rapid changes in technology;

•	foreign currency risks and other risks of operating in foreign countries;

•	potential litigation;

•	our dependency upon key personnel;

•	the impact of new accounting standards, and changes in existing accounting rules or the interpretations of those rules;

•	our ability to raise additional capital or obtain additional financing;

•	our ability, and the ability of our subsidiaries, to borrow under current financing arrangements and maintain compliance with debt covenants;

•	relationship with, and our guarantees of, certain of the liabilities and indebtedness of our subsidiaries; and

•	taxation on the sale of our products.

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

As an additional service, we offer our second model, the Agent, or Flash, financial model, in which our clients maintain ownership of the product inventory stored at our locations as in the Enablement model. When a customer orders the product from our clients, a “flash” sale transaction passes product ownership to us for each order and we in turn immediately re-sell the product to the customer. The “flash” ownership exchange establishes us as the merchant of record, which enables us to use our existing merchant infrastructure to process sales to end customers, removing the need for the clients to establish these business processes internally, but permitting them to control the sales process to end customers. In this model, based on the terms of our current client arrangements, we record product revenue net of cost of product revenue.

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

Cost of product revenues—consists of the purchase price of product sold and freight costs, which are reduced by certain reimbursable expenses. These reimbursable expenses include pass-through customer marketing programs, direct costs incurred in passing on any price decreases offered by vendors to cover price protection and certain special bids, the cost of products provided to replace defective product returned by customers and certain other expenses as defined under the master distributor agreements.

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

Selling, General and Administrative expenses—consist of expenses such as compensation and related expenses for sales and marketing staff, distribution costs (excluding freight) applicable to the Supplies Distributors business and the Retail model, executive, management and administrative personnel and other overhead costs, including certain occupancy and information technology costs and depreciation and amortization expenses.

Monitoring and controlling our available cash balances and our expenses continues to be a primary focus. Our cash and liquidity positions are important components of our financing of both current operations and our targeted growth.

Results of Operations

For the Interim Periods Ended March 31, 2012 and 2011

The results of operations related to the eCOST business unit that was sold in February 2011 have been reported as discontinued operations for the 2011 period presented below. The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenue (in millions):

	Three Months Ended March 31,
				% of Net Revenues
	2012	2011	Change	2012	2011
Revenues:
Product revenue, net	$34.7	$45.3	$(10.6)	46.6%	62.6%
Service fee revenue	28.4	18.9	9.5	38.1%	26.1%
Pass-through revenue	11.4	8.2	3.2	15.3%	11.3%

Total net revenues	74.5	72.4	2.1	100.0%	100.0%

Cost of Revenues
Cost of product revenue (1)	31.8	42.5	(10.7)	91.7%	93.8%
Cost of service fee revenue (2)	21.3	13.8	7.5	74.9%	72.9%
Pass-through cost of revenue (3)	11.4	8.2	3.2	100.0%	100.0%

Total cost of revenues	64.5	64.5	—	86.6%	89.0%

Product revenue gross profit	2.9	2.8	0.1	8.3%	6.2%
Service fee gross profit	7.1	5.1	2.0	25.1%	27.1%
Pass-through gross profit	—	—	—	—%	—%

Total gross profit	10.0	7.9	2.1	13.4%	11.0%

Selling, General and Administrative expenses	10.9	9.3	1.6	14.6%	12.8%

Loss from operations	(0.9)	(1.4)	0.5	(1.2)%	(1.8)%
Interest expense, net	0.3	0.2	0.1	0.4%	0.3%

Loss from continuing operations before income taxes	(1.2)	(1.6)	0.4	(1.6)%	(2.1)%

Income tax expense, net	0.1	0.1	—	0.1%	0.2%

Loss from continuing operations	(1.3)	(1.7)	0.4	(1.7)%	(2.3)%
Loss from discontinued operations, net of tax	—	(0.6)	0.6	—%	(0.9)%

Net loss	$(1.3)	$(2.3)	$1.0	(1.7)%	(3.2)%

(1)	% of net revenues represents the percent of Product revenue, net.
(2)	% of net revenues represents the percent of Service fee revenue.
(3)	% of net revenues represents the percent of Pass-through revenue.

Product Revenue, net. Product revenue was $34.7 million for the three months ended March 31, 2012, which represents a decrease of $10.6 million or 23.3% as compared to the same quarter of the prior year. Ricoh has advised Supplies Distributors that it is restructuring its IPS business, which includes certain operational changes in the sale and distribution of IPS products. These changes contributed to the reduced revenues for Supplies Distributors in 2012. We currently expect product revenue to be approximately $115 million to $125 million for the full calendar year of 2012.

Service Fee Revenue. The increase in service fee revenue for the three months ended March 31, 2012 as compared to the same period of the prior year was primarily due to increased service fees from both existing client relationships and new client relationships that began in late 2011 and early 2012 partially offset by the impact of terminated clients.

The change in service fee revenue is shown below ($ millions):

Three Months
Period ended March 31, 2011	$18.9
New service contract relationships	5.6
Change in existing client service fees	4.6
Terminated clients not included in 2012 revenue	(0.7)

Period ended March 31, 2012	$28.4

The service fee revenue for the current year three month period includes approximately $9.3 million of revenue generated from clients who have given notice of their intent to modify, reduce or terminate their contractual relationships with the Company during 2012.

Cost of Product Revenue. The cost of product revenue decreased by $10.7 million, or 25.0%, to $31.8 million in the three months ended March 31, 2012. The resulting gross profit margin was $2.9 million, or 8.3% of product revenue, for the three months ended March 31, 2012 and $2.8 million, or 6.2% of product revenue, for the comparable 2011 period. The three month period ended March 31, 2012 includes the impact of incremental gross margin earned on product sales resulting from product price increases and the impact of certain incremental inventory cost reductions that did not occur at a similar level in 2011.

Cost of Service Fee Revenue. Gross profit as a percentage of service fees was 25.1% in three month period ended March 31, 2012 and 27.1% in the same period of 2011. The gross profit percentage decrease is primarily due to a change in the client mix and lower gross margins on certain new and/or high growth clients, including certain start up costs.

We target to earn an overall average gross profit of 25-30% on existing and new service fee contracts, but we have accepted and may continue to accept, lower gross margin percentages on certain contracts depending on contract scope and other factors including projected volumes.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses for the three months ended March 31, 2012 and 2011 were $10.9 million and $9.3 million, respectively. As a percentage of total net revenue, selling, general and administrative expenses were 14.6% in the three months ended March 31, 2012 and 12.8% in the prior year period. The increase in costs is primarily attributable to approximately $0.5 million of lease termination costs incurred in the three months ended March 31, 2012 and approximately $0.6 million of relocation related costs relating to our planned facility relocations and expansions in 2012. We expect to incur approximately $0.3 million of additional relocation related costs during the three months ended June 30, 2012.

Income Taxes. We recorded a tax provision associated primarily with state income taxes, our subsidiary Supplies Distributors’ Canadian and European operations and our Philippines operations. A valuation allowance has been provided for the majority of our net deferred tax assets, which are primarily related to our net operating loss carryforwards and certain foreign deferred tax assets. We expect we will continue to record an income tax provision associated with state income taxes, Supplies Distributors’ Canadian and European results of operations and our Philippines operations.

Loss from Discontinued Operations, Net of Tax. Discontinued operations generated a loss of $0.6 million in the three months ended March 31, 2011. In February 2011, we sold substantially all of the inventory and certain intangible assets applicable to our eCOST business unit for a total aggregate cash purchase price of approximately $2.3 million. For the three month period ending March 31, 2011, we classified the operating results of this business unit, excluding costs expected to continue to occur in the future, as discontinued operations.

Liquidity and Capital Resources

During the three months ended March 31, 2012, we generated $17.1 million of cash from operating activities primarily due to an $11.0 million decrease in accounts receivable mostly applicable to our services business following the December 31 seasonal peak period, a $5.4 million increase in deferred rent related to tenant allowance improvements, a $2.3 million decrease in prepaid expenses, other receivables and other assets primarily related to decrease in value-added tax receivable at our European subsidiary and a $0.8 million reduction in inventories related to reduced product revenue. These inflows were partially offset by a $3.7 million decrease in accounts payable, deferred revenue, accrued expenses and other liabilities following the timing of payments we make for products and services, payment processing and related transactions costs. Included in our cash flows from operating activities is also $1.3 million of cash income from continuing operations before working capital changes.

During the three months ended March 31, 2011, we generated $2.3 million in proceeds from the February 2011 sale of our eCOST business plus $1.3 million applicable to a reduction of eCOST inventory prior to the sale. In addition, we generated $3.6 million applicable to a decrease in accounts receivable related to cash collected from our clients and customers following the December 31 seasonal peak period of our services business. These proceeds were offset by a $9.2 million decrease in accounts payable, deferred revenue, accrued expenses and other liabilities following the timing of payments we make for products and services, payment processing and related transactions costs.

In the three months ended March 31, 2012, we incurred capital expenditures of $7.6 million, exclusive of $2.2 million of property and equipment acquired under debt and capital lease financing. This includes capital expenditures related to our new corporate headquarters and call center facility, which are being financed by the landlords through tenant allowances. Cash used for payments on debt and capital leases, net of any proceeds from debt and a decrease in restricted cash, was $9.1 million in the three months ended March 31, 2012.

In the three months ended March 31, 2011, we incurred capital expenditures of $1.4 million, exclusive of $0.5 million of property and equipment acquired under debt and capital lease financing. Proceeds from debt and a decrease in restricted cash, net of payments on debt and capital leases, was $1.5 million in the three months ended March 31, 2011.

Capital expenditures in both periods primarily consist of payments for internally developed software, technology, call center and distribution equipment, leasehold improvements, and furniture and fixtures.

Capital expenditures have historically consisted of additions to upgrade our management information systems, development of customized technology solutions to support and integrate with our service fee clients and general expansion and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures to support new contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate our total investment in upgrades and additions to facilities and information technology services for the upcoming twelve months, including costs to implement new clients, will be approximately $10 million to $12 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. To maintain our current operating cash position, a portion of these expenditures may be financed through client reimbursements, debt, operating or capital leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event we do not obtain the financing or achieve the financial results necessary to support such investments.

During the three months ended March 31, 2012, our working capital decreased to $16.6 million from $20.4 million at December 31, 2011 primarily due to capital expenditures in part financed by current liabilities and a decrease in other long-term liabilities. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities or entering into new debt agreements. No assurances can be given we will be successful in obtaining any additional financing or the terms thereof. We currently believe our cash position, financing available under our credit facilities and funds generated from operations will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our current debt and lease obligations, and additional loans to our subsidiaries, if necessary, for at least the next twelve months.

In support of certain debt instruments and leases, as of March 31, 2012, we had $0.2 million of cash restricted for repayment to lenders. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain of our subsidiaries’ credit facilities. Many of these facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other credit facilities and agreements. These covenants include, among others, minimum levels of net worth, profitability and cash flow (as defined) and restrictions on the ability of the borrower subsidiaries to advance funds to other borrower subsidiaries. As a result, it is possible for one or more of these borrower subsidiaries to fail to meet their respective covenants even if another borrower subsidiary otherwise has available excess funds, which, if not restricted, could be used to cure the default. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity, and we are not able to obtain a waiver, the lenders would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral and enforcement of payment under our parent guarantee. A requirement to accelerate the repayment of the credit facility obligations may have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all such obligations. As of March 31, 2012, we were in compliance with all debt covenants. Further, non-renewal of any of our credit facilities may have a material adverse impact on our business and financial condition. We do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.

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

We receive municipal tax abatements in certain locations. During 2004 we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements. In December 2006, we received notice that the municipal authority planned to make an adjustment to our tax abatement. We disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against us and the timing of the related payments has not been finalized. As of March 31, 2012, we believe we have adequately accrued for the expected assessment.

In April 2010, a sales employee of our former subsidiary eCOST.com was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. We received subpoenas from the Office of the U.S. Attorney requesting information regarding the employee and other matters, and have responded to such subpoenas and are fully cooperating with the Office of the U.S. Attorney. We have commenced our own investigation into the actions of the employee. Neither the Company nor eCOST have been charged with any criminal activity, and we intend to seek the recovery or reimbursement of such funds, that are currently classified as other receivables in the March 31, 2012 financial statements. Based on the information available to date, we are unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or our inability to recover such funds or any significant portion thereof, or any costs and expenses we may incur in connection with such matter will not have a material adverse effect upon our financial condition or results of operations.

On December 16, 2011, the Company announced a board approved stock repurchase program of up to $1 million of the outstanding shares of its common stock. As of March 31, 2012, and as of the date of this report, no shares have been purchased under this program. In considering whether to purchase shares under this program, the Company will consider, among other factors, the market price of the shares, the Company’s available cash balance and the Company’s anticipated cash needs.

Supplies Distributors Financing

To finance their distribution of IPS products, Supplies Distributors and its subsidiaries have short-term credit facilities with IBM Credit LLC (“IBM Credit”) and IBM Belgium Financial Services S.A. (“IBM Belgium”). We have provided a collateralized guarantee to secure the repayment of these credit facilities. These asset-based credit facilities provide financing for up to $25.0 million and up to 10 million euros (approximately $13.4 million at March 31, 2012) with IBM Credit and IBM Belgium, respectively.

Effective July 1, 2012, our maximum available financing under the IBM Credit facility will reduce from $25.0 million to $20.0 million based on our expected future working capital needs. Additionally, the IBM Credit facility does not have a stated maturity and both parties have the ability to exit the facility following a 90-day notice. The IBM Belgium facility expires in June 2012. The Company also has direct vendor credit terms with Ricoh to finance Supplies Distributors’ European subsidiary’s inventory purchases.

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

Supplies Distributors’ European subsidiary has a factoring agreement with BNP Paribas Fortis Factor to provide factoring for up to 7.5 million euros (approximately $10.0 million as of March 31, 2012) of eligible accounts receivables through March 2014.

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

PFS Financing

PFS has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank, which provides for up to $12.5 million ($10.0 million during certain non-seasonal peak-months) of eligible accounts receivable financing through September 30, 2012. We currently expect to renew this facility prior to its maturity. The Comerica Agreement also allows for up to $2.5 million of eligible equipment financing (“Equipment Advances”). Outstanding Equipment Advances have a final maturity date of April 15, 2015. We entered into this Comerica Agreement to supplement our existing cash position and provide funding for our current and future operations, including our targeted growth. The Comerica Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties (including other direct or indirect Company subsidiaries), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20.0 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement also limits PFS’ ability to increase the subordinated loan to Supplies Distributors to more than $5.0 million and permits PFS to advance incremental amounts subject to certain cash inflows to PFS, as defined, to certain of its subsidiaries and/or affiliates. The Comerica Agreement is secured by all of the assets of PFS, as well as a Company parent guarantee.

Retail Connect Financing

Retail Connect has an asset-based line of credit facility for up to $3.0 million of eligible financing with Wells Fargo, which is collateralized by substantially all of Retail Connect’s assets and expires in May 2013. Borrowings under the facility and letter of credit availability are limited to a percentage of accounts receivable and inventory, up to specified amounts. As of March 31, 2012, Retail Connect had $0.1 million of available credit under this facility. The credit facility restricts Retail Connect’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as a minimum tangible net worth for Retail Connect of $0 million, as defined. The Company has guaranteed all current and future obligations of Retail Connect under this line of credit.

Seasonality

The seasonality of our service fee business is dependent upon the seasonality of our clients’ business and sales of their products. Accordingly, we must rely upon the projections of our clients in assessing quarterly variability. We believe that with our current client mix and their current business volumes, our run rate service fee business activity, which is dependent upon the business volume of our clients, will generally be lower in the first three quarters of the calendar year, and highest in the quarter ended December 31. We anticipate our product revenue will be generally highest during the quarter ended December 31 though due to a restructuring by IPS, product revenues are expected to decline during 2012. We believe our historical revenue pattern makes it difficult to predict the effect of seasonality on our future revenues and results of operations.

We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.

Inflation

Management believes that inflation has not had a material effect on our operations.

Critical Accounting Policies

A description of our critical accounting policies is included in Note 2 of the consolidated financial statements in our December 31, 2011 Annual Report on Form 10-K.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

Not required.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). As of March 31, 2012, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the period that ended on March 31, 2012, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

None

ITEM 1A.	Risk Factors

In addition to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission on March 31, 2012, our business, financial condition and operating results could be adversely affected by any or all of the following factors.

General Risks Related to Our Business

We operate with significant levels of indebtedness and are required to comply with certain financial and non-financial covenants; we are required to maintain a minimum level of subordinated loans to our subsidiary Supplies Distributors; and we have guaranteed certain indebtedness and obligations of our subsidiaries PFS, Supplies Distributors and Retail Connect.

As of March 31, 2012, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of IPS product inventory, was approximately $38 million. Certain of the credit facilities have maturity dates in calendar year 2013 or beyond, but are classified as current liabilities in our consolidated financial statements given the underlying nature of the credit facility. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. Any non-renewal, default under or acceleration of any of our credit facilities may have a material adverse impact upon our business and financial condition. In addition we have provided $3.5 million of subordinated indebtedness to Supplies Distributors as of March 31, 2012. The maximum level of this subordinated indebtedness to Supplies Distributors that may be provided without approval from our lenders is $5.0 million. The restrictions on increasing this amount without lender approval may limit our ability to comply with certain loan covenants or grow and support Supplies Distributors’ business. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so. We have also guaranteed Retail Connect’s $3.0 million credit line, as well as certain of its vendor trade payables.

Specific Risks Related to Our Business Process Outsourcing Business

Our business is subject to the risk of customer and supplier concentration.

For the three months ended March 31, 2012, two clients represented approximately 32% of our total service fee revenue (excluding pass-through revenue) and approximately 18% of our total consolidated revenue. We currently anticipate that one or more of these clients and other clients will reduce the level of services or terminate their relationship with us so that, unless we are able to increase our service fee revenue from other existing or new clients or adjust our operating costs, such reduction or termination of services would have a material adverse effect upon our business, results of operation and financial condition.

The majority of our Supplies Distributors product revenue is generated by sales of product purchased under master distributor agreements with IPS. These agreements are terminable at will and no assurance can be given that IPS will continue the master distributor agreements with Supplies Distributors. Supplies Distributors does not have its own sales force and relies upon IPS’s sales force and product demand generation activities for its sale of IPS product. IPS is implementing certain operational changes in the sale and distribution of IPS products, which we expect will result in reduced revenues and profitability for Supplies Distributors in 2012. Further reduction in the IPS business may have a material adverse effect on Supplies Distributors’ business and our overall financial condition.

Sales by Supplies Distributors to two customers in the aggregate accounted for approximately 23% of Supplies Distributors’ total product revenue for the three months ended March 31, 2012, (11% of our consolidated net revenues in the three month period ended March 31, 2012). The loss of any one or both of such customers, or non-payment of any material amount by these or any other customer would have a material adverse effect upon Supplies Distributors’ business results of operations and financial condition.

Risks Related to Our Stock

Our stock price could decline if a significant number of shares become available for sale.

As of March 31, 2012, we have an aggregate of 2.1 million stock options outstanding to employees, directors and others with a weighted average exercise price of $4.55 per share. The shares of common stock that may be issued upon exercise of these options may be resold into the public market. Sales of substantial amounts of common stock in the public market as a result of the exercise of these options, or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Mine Safety Disclosure

Not applicable

ITEM 5. Other Information

None

ITEM 6.	Exhibits

a) Exhibits:

Exhibit No.	Description of Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.1.1(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.1.2(4)	Certificate of Amendment to Certificate of Incorporation of PFSweb, Inc.

3.1.3(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.2(1)	Amended and Restated By-Laws

3.2.1(3)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.

3.2.2(6)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.

10.1*	Twelfth Amendment to First Amended and Restated Loan and Security Agreement dated May 14, 2012 by and between Priority Fulfillment Services, Inc., and Comerica Bank

10.2*	Eighth Amendment to Loan and Security Agreement dated January 6, 2009 by and between Wells Fargo Bank, National Association and PFSweb Retail Connect, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).
(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended December, 31, 2005 filed on March 31, 2006.
(3)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 13, 2007.
(4)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 2, 2008.
(5)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 14, 2009.
(6)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 2, 2010.
*	Filed Herewith
**	Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2012

PFSweb, Inc.

By:	/s/ Thomas J. Madden
Thomas J. Madden Chief Financial Officer, Chief Accounting Officer, Executive Vice President