Form 10-Q
period 2012-06-30
PFSWEB INC
filed 2012-08-14
CIK 1095315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At August 10, 2012 there were 12,781,225 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES

Form 10-Q

June 30, 2012

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,107	$17,695
Restricted cash	728	827
Accounts receivable, net of allowance for doubtful accounts of $656 and $663 at June 30, 2012 and December 31, 2011, respectively	39,172	52,679
Inventories, net of reserves of $1,677 and $1,555 at June 30, 2012 and December 31, 2011, respectively	27,060	30,487
Other receivables	7,983	11,915
Prepaid expenses and other current assets	4,335	4,697

Total current assets	96,385	118,300

PROPERTY AND EQUIPMENT, net	25,574	14,945
OTHER ASSETS	3,052	3,127

Total assets	$125,011	$136,372

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$19,196	$23,939
Trade accounts payable	35,658	48,544
Deferred revenue	7,365	6,766
Accrued expenses	19,023	18,657

Total current liabilities	81,242	97,906

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	6,284	3,583
DEFERRED REVENUE	5,112	5,908
DEFERRED RENT	5,571	901

Total liabilities	98,209	108,298

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 12,812,386 and 12,782,907 shares issued at June 30, 2012 and December 31, 2011, respectively; and 12,789,325 and 12,764,546 shares outstanding at June 30, 2012 and December 31, 2011, respectively	13	13
Additional paid-in capital	105,399	104,645
Accumulated deficit	(79,691)	(77,898)
Accumulated other comprehensive income	1,178	1,399
Treasury stock at cost, 23,061 and 18,361 shares at June 30, 2012 and December 31, 2011, respectively	(97)	(85)

Total shareholders’ equity	26,802	28,074

Total liabilities and shareholders’ equity	$125,011	$136,372

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES:
Product revenue, net	$29,557	$38,799	$64,282	$84,082
Service fee revenue	28,384	20,970	56,762	39,870
Pass-through revenue	10,819	8,239	22,228	16,445

Total revenues	68,760	68,008	143,272	140,397

COSTS OF REVENUES:
Cost of product revenue	27,397	35,411	59,253	77,877
Cost of service fee revenue	20,340	15,795	41,599	29,578
Cost of pass-through revenue	10,819	8,239	22,228	16,445

Total costs of revenues	58,556	59,445	123,080	123,900

Gross profit	10,204	8,563	20,192	16,497
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, including stock based compensation expense of $366 and $399 in the three months ended June 30, 2012 and 2011, respectively and $706 and $709 in the six months ended June 30, 2012 and 2011, respectively	10,260	9,430	21,160	18,718

Loss from operations	(56)	(867)	(968)	(2,221)
INTEREST EXPENSE, net	258	270	522	461

Loss from continuing operations before income taxes	(314)	(1,137)	(1,490)	(2,682)
INCOME TAX EXPENSE	194	95	303	230

LOSS FROM CONTINUING OPERATIONS	(508)	(1,232)	(1,793)	(2,912)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	—	14	—	(589)

NET LOSS	$(508)	$(1,218)	$(1,793)	$(3,501)

LOSS PER SHARE FROM CONTINUING OPERATIONS:
Basic	$(0.04)	$(0.10)	$(0.14)	$(0.23)

Diluted	$(0.04)	$(0.10)	$(0.14)	$(0.23)

LOSS PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.05)

Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.05)

NET LOSS PER SHARE:
Basic	$(0.04)	$(0.10)	$(0.14)	$(0.28)

Diluted	$(0.04)	$(0.10)	$(0.14)	$(0.28)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	12,783	12,567	12,774	12,418

Diluted	12,783	12,567	12,774	12,418

COMPREHENSIVE LOSS:
Net loss	$(508)	$(1,218)	$(1,793)	$(3,501)
Foreign currency translation adjustment	(496)	190	(221)	785

TOTAL COMPREHENSIVE LOSS	$(1,004)	$(1,028)	$(2,014)	$(2,716)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,793)	$(3,501)
Loss from discontinued operations	—	(589)

Loss from continuing operations	(1,793)	(2,912)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,332	3,038
Provision for doubtful accounts	21	22
Provision for excess and obsolete inventory	169	17
Deferred income taxes	(3)	32
Stock-based compensation expense	706	709
Changes in operating assets and liabilities:
Restricted cash	(200)	75
Accounts receivable	13,310	4,987
Inventories, net	3,031	(2,540)
Prepaid expenses, other receivables and other assets	4,174	1,568
Deferred rent	5,306	(9)
Accounts payable, deferred revenue and accrued expenses	(12,938)	(5,369)

Net cash provided by (used in) continuing operating activities	16,115	(382)
Net cash provided by discontinued operating activities	—	1,254

Net cash provided by operating activities	16,115	872

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,371)	(4,016)
Proceeds from sale of eCOST subsidiary	—	2,327

Net cash used in investing activities	(9,371)	(1,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	48	1,574
Purchase of treasury stock	(12)	—
Decrease in restricted cash	299	511
Payments on capital lease obligations	(737)	(488)
Payments on debt, net	(6,827)	(537)

Net cash provided by (used in) financing activities	(7,229)	1,060

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(103)	286

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(588)	529

CASH AND CASH EQUIVALENTS, beginning of period	17,695	18,430

CASH AND CASH EQUIVALENTS, end of period	$17,107	$18,959

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under debt and capital leases	$5,597	$685

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

1.	OVERVIEW AND BASIS OF PRESENTATION

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

Supplies Distributors Overview

Supplies Distributors and PFS operate under distributor agreements with Ricoh Company Limited and Ricoh Production Print Solutions, a strategic business unit within the Ricoh Family Group of Companies, (collectively hereafter referred to as “Ricoh”) under which Supplies Distributors acts as a distributor of various Ricoh products. Substantially all of Supplies Distributors’ revenue is generated by its sale of product purchased from Ricoh.

Supplies Distributors has obtained financing that allows it to fund the working capital requirements for the sale of primarily Ricoh products. Pursuant to the transaction management services agreements between PFS and Supplies Distributors, PFS provides to Supplies Distributors transaction management and fulfillment services, such as managed web hosting and maintenance, procurement support, web-enabled customer contact center services, customer relationship management, financial services including billing and collection services, information management, and international distribution services. Supplies Distributors does not have its own sales force and relies upon Ricoh’s sales force and product demand generation activities for its sale of Ricoh products. Supplies Distributors sells its products in the United States, Canada and Europe.

All of the agreements between PFS and Supplies Distributors were made in the context of a related party relationship and were negotiated in the overall context of PFS’ and Supplies Distributors’ arrangement with Ricoh. Although management believes the terms of these agreements are generally consistent with those of an arm’s length transaction, there can be no assurance that the prices charged to or by each company under these arrangements are not higher or lower than the prices that may be charged by, or to, unaffiliated third parties for similar services. All of these transactions are eliminated upon consolidation.

eCOST Overview

Until February 2011 the Company operated eCOST primarily as a multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise, which sold products primarily to customers in the United States. In February 2011, the Company sold substantially all of the inventory and certain intangible assets of the eCOST discount retailer business unit for a cash purchase price of $2.3 million (before expenses of approximately $0.2 million) and the assumption by the purchaser of certain limited liabilities of eCOST. The purchase price represented approximately $1 million for inventory and the balance for the intangible assets. In connection with the closing of this business unit, the Company incurred exit costs of approximately $0.4 million related to employee termination costs, excess property and equipment and certain contract termination costs. The Company also recorded approximately $0.3

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

million in early exit costs associated with an eCOST facility. For the six months ended June 30, 2011, the Company reported the operating results of the eCOST discount retailer business unit, excluding costs expected to continue to occur in the future, as discontinued operations. The remaining assets and business operations of eCOST are conducted under the name PFSweb Retail Connect and continue to provide certain services, primarily under a product ownership based model, to certain of the Company’s client relationships on an ongoing basis.

Basis of Presentation

The unaudited interim condensed consolidated financial statements as of June 30, 2012, and for the three and six months ended June 30, 2012 and 2011, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim consolidated financial statements of the Company include all adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2012, its results of operations for the three and six months ended June 30, 2012 and 2011 and its cash flows for the six months ended June 30, 2012 and 2011. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.

Certain prior period data on the balance sheet and statement of cash flows has been reclassified to conform to the current year presentation of long-term deferred rent and deferred revenue, each of which was previously classified as other liabilities. These reclassifications had no effect on previously reported net income (loss) or total shareholders’ equity.

2.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The recognition and allocation of certain revenues and selling, general and administrative expenses in these consolidated financial statements also require management estimates and assumptions.

Estimates and assumptions about future events and their effects cannot be determined with certainty. The Company bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as the operating environment changes. These changes have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 in the section entitled “Risk Factors.” Based on a critical assessment of accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes the Company’s consolidated financial statements are fairly stated in accordance with U.S. GAAP and provide a fair presentation of the Company’s financial position, results of operations and cash flows for all periods presented.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

Investment in Affiliates

PFS has made advances to Supplies Distributors that are evidenced by a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Subordinated Note cannot be increased to more than $5.0 million or decreased to less than $3.5 million without prior approval of certain of the Company’s lenders. As of June 30, 2012 and December 31, 2011, the outstanding balance of the Subordinated Note was $3.5 million. The Subordinated Note is eliminated in the Company’s consolidated financial statements.

PFS has also made advances to Retail Connect, which aggregated $11.2 million and $11.1 million as of June 30, 2012 and December 31, 2011, respectively. Certain terms of the Company’s debt facilities provide that the total advances to Retail Connect may not be less than $2.0 million without prior approval of Retail Connect’s lender, if needed. PFS has received the approval of its lender to advance incremental amounts to certain of its subsidiaries and/or affiliates, including Retail Connect, if needed, subject to certain financial covenants, as defined. PFSweb, Inc. has also advanced to Retail Connect an additional $8.0 million and $7.9 million as of June 30, 2012 and December 31, 2011, respectively. All of these advances are eliminated in the Company’s consolidated financial statements. As of June 30, 2012, PFSweb, Inc. has approximately $5.5 million available to be advanced to Retail Connect and/or other subsidiaries.

Concentration of Business and Credit Risk

The Company’s service fee revenue is generated under contractual service fee relationships with multiple client relationships. No service fee client or product revenue customer exceeded 10% of the Company’s consolidated total revenues during the six months ended June 30, 2012 or 2011. No customer or client had an accounts receivable balance exceeding 10% of consolidated accounts receivable as of June 30, 2012 and December 31, 2011. A summary of the nonaffiliated customer and client concentrations is as follows:

	Six Months Ended June 30,
	2012	2011

Product Revenue (as a percentage of total Product Revenue):
Customer 1	14%	15%
Customer 2	10%	11%

Service Fee Revenue (as a percentage of total Service Fee Revenue):
Client 1	16%	14%
Client 2	15%	14%

The Company currently anticipates that one or more of these clients, and other clients, will reduce the level of services or terminate their relationship with the Company during the next twelve months.

The Company has provided certain collateralized guarantees of its subsidiaries’ financings and credit arrangements. These subsidiaries’ ability to obtain financing on similar terms would be significantly impacted without these guarantees.

The Company has multiple arrangements with International Business Machines Corporation (“IBM”) and Ricoh and is dependent upon the continuation of such arrangements. These arrangements, which are critical to the Company’s ongoing operations, include Supplies Distributors’ distributor agreements and certain of Supplies Distributors’ working capital financing agreements. Substantially all of Supplies Distributors’ revenue is generated by its sale of product purchased from Ricoh. Supplies Distributors also relies upon Ricoh’s sales force and product demand generation activities and the discontinuance of such services would have a material impact upon Supplies Distributors’ business. In addition, Supplies Distributors has product sales to IBM and Ricoh business affiliates.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

Ricoh has advised Supplies Distributors that, as a result of the ongoing restructuring of its Ricoh business, it has begun, and will continue, to implement certain operational changes in the sale and distribution of Ricoh products. The changes have resulted, and are expected to continue to result, in reduced revenues and profitability for Supplies Distributors in 2012.

Inventories

Inventories (all of which are finished goods) are stated at the lower of weighted average cost or market. The Company establishes inventory reserves based upon estimates of declines in values due to inventories that are slow moving or obsolete, excess levels of inventory or values assessed at lower than cost.

Supplies Distributors assumes responsibility for slow-moving inventory under its Ricoh distributor agreements, subject to certain termination rights, but has the right to return product rendered obsolete by engineering changes, as defined. In the event PFS, Supplies Distributors and Ricoh terminate the distributor agreements, the agreements provide for the parties to mutually agree on a plan of disposition of Supplies Distributors’ then existing inventory.

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

Property and Equipment

The Company’s property held under capital leases amount to approximately $5.7 million and $3.4 million, net of accumulated amortization of approximately $1.8 million and $1.6 million, at June 30, 2012 and December 31, 2011, respectively. Depreciation and amortization expense related to capital leases during the six months ended June 30, 2012 and 2011 was $1.0 million and $0.5 million, respectively. In addition, during 2012, PFS incurred approximately $6.0 million of leasehold improvements at certain of its leased facilities that will be amortized over the lease terms and were primarily financed via tenant allowances that will also be amortized over the lease terms.

Income Taxes

The Company records a tax provision primarily associated with state income taxes and its Supplies Distributors subsidiary’s international operations. The Company has recorded a valuation allowance for the majority of its net deferred tax assets.

Cash Paid for Interest and Taxes

The Company made payments for interest of approximately $0.5 million in each of the six months ended June 30, 2012 and 2011. Income taxes of approximately $0.3 million were paid by the Company during each of the six months ended June 30, 2012 and 2011, respectively.

Impact of Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-12, Comprehensive Income (Topic 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

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

Basic and diluted net loss per share are computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Stock options not included in the calculation of diluted net loss per share for the six months ended June 30, 2012, and 2011 were 2.1 million and 2.4 million, respectively, as the effect would be anti-dilutive.

4.	VENDOR FINANCING

Outstanding obligations under certain vendor financing arrangements consist of the following (in thousands):

	June 30,	December 31,
	2012	2011
Inventory and working capital financing agreements:
United States	$15,901	$18,119
Europe	—	9,143

Total	$15,901	$27,262

Inventory and Working Capital Financing Agreement, United States

Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of Ricoh products in the United States, providing financing for eligible Ricoh inventory and certain receivables up to $20.0 million. The agreement has no stated maturity date and provides either party the ability to exit the facility following a 90-day notice. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets. As of June 30, 2012, Supplies Distributors had $0.8 million of available credit under this facility. The credit facility contains cross default provisions and various restrictions on the ability of Supplies Distributors to, among others: merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including other direct or indirect Company subsidiaries), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. The credit facility also contains financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and is secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFS and a Company parent guarantee. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $3.5 million and the Company is required to maintain a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (3.75% as of June 30, 2012). The facility also includes a monthly service fee.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

Inventory and Working Capital Financing Agreement, Europe

Supplies Distributors’ European subsidiary had a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance its distribution of Ricoh products in Europe that expired in June 2012. The asset-based credit facility with IBM Belgium provided up to 10.0 million euros (approximately $12.6 million as of June 30, 2012) in inventory financing and cash advances through its expiration. Given the structure of the facility with IBM Belgium, and as outstanding inventory financing balances were repaid within twelve months, the Company classified the outstanding inventory financing amounts under this facility as accounts payable in the consolidated balance sheets. Beginning in 2012, the Company has replaced this credit facility with direct vendor credit terms from Ricoh to finance Supplies Distributors’ European subsidiary’s inventory purchases.

5.	DEBT AND CAPITAL LEASE OBLIGATIONS;

Outstanding debt and capital lease obligations consist of the following (in thousands):

	June 30,	December 31,
	2012	2011
Loan and security agreements, United States
Supplies Distributors	$5,607	$7,245
PFS	10,845	12,044
Credit facility - Retail Connect	—	—
Factoring agreement, Europe	566	2,373
Taxable revenue bonds	—	800
Master lease agreements	7,363	3,886
Other	1,099	1,174

Total	25,480	27,522
Less current portion of long-term debt	19,196	23,939

Long-term debt, less current portion	$6,284	$3,583

Loan and Security Agreement – Supplies Distributors

Supplies Distributors has a loan and security agreement with Wells Fargo Bank, National Association (“Wells Fargo”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of June 30, 2012, Supplies Distributors had $0.6 million of available credit under this agreement. The Wells Fargo facility expires on the earlier of March 2014 or the date on which the parties to the Ricoh distributor agreement no longer operate under the terms of such agreement and/or Ricoh no longer supplies products pursuant to such agreement. Borrowings under the Wells Fargo facility accrue interest at prime rate plus 0.25% to 0.75% or Eurodollar rate plus 2.5% to 3.0%, dependent on excess availability and subject to a minimum of 3.0%, as defined. The interest rates as of June 30, 2012 were 3.75% for $3.6 million of outstanding borrowings and 3.0% for $2.0 million of outstanding borrowings. As of December 31, 2011, the interest rates were 3.75% for $5.2 million of outstanding borrowings and 3.02% for $2.0 million of borrowings. This agreement contains cross default provisions and various restrictions upon the ability of Supplies Distributors to, among other things: merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including other direct or indirect Company subsidiaries), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. This agreement also contains financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guarantee of PFS and a Company parent guarantee. Additionally, PFS is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $3.5 million, may not maintain restricted cash of more than $5.0 million and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks and Wells Fargo pursuant to which a security interest was granted to Wells Fargo for all U.S. and Canadian customer remittances received in specified bank accounts. At June 30, 2012 and December 31, 2011, these bank accounts held $0.3 million and $0.6 million, respectively, which were restricted for payment to Wells Fargo.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

Loan and Security Agreement – PFS

PFS has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”). The Comerica Agreement provides for up to $12.5 million ($10.0 million during certain non-seasonal peak months) of eligible accounts receivable financing (“Working Capital Advances”) through September 2012. The Comerica Agreement also provides for up to $2.5 million of eligible equipment purchases (“Equipment Advances”) through October 2012, with principal payments due through April 2015. As of June 30, 2012, PFS had $0.9 million of available credit under the Working Capital Advance portion of this facility and $0.6 million of available Equipment Advances. Borrowings under the Working Capital Advance portion of the Comerica Agreement accrue interest at prime rate plus 2% (5.25% at June 30, 2012) while the Equipment Advances accrues interest at prime rate plus 2.25% (5.5% at June 30, 2012). The Comerica Agreement contains cross default provisions and various restrictions upon PFS’ ability to, among other things: merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including other direct or indirect Company subsidiaries), make capital expenditures, make investments and loans, pledge assets and make changes to capital stock ownership structure. The Comerica Agreement also contains financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the Subordinated Note receivable from Supplies Distributors to a maximum of $5.0 million. Comerica has provided approval for PFS to advance incremental amounts subject to certain financial covenants, as defined, to certain of its subsidiaries and/or affiliates, if needed. The Comerica Agreement is secured by all of the assets of PFS, as well as a Company parent guarantee.

Credit Facility – Retail Connect

Retail Connect has an asset-based line of credit facility of up to $3.0 million from Wells Fargo, through May 2013, which is collateralized by substantially all of Retail Connect’s assets. Borrowings under the facility are limited to a percentage of eligible accounts receivable and inventory, up to a specified amount. Outstanding borrowings under the facility bear interest at prime rate plus 1% or Eurodollar rate plus 3.5%. There were no outstanding borrowings as of June 30, 2012. As of June 30, 2012, Retail Connect had $0.1 million of available credit under this facility. In connection with the line of credit, Retail Connect entered into a cash management arrangement whereby Retail Connect’s operating accounts are considered restricted and swept and used to repay outstanding amounts under the line of credit, if any. The credit facility restricts Retail Connect’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties (including other direct or indirect Company subsidiaries), make investments and loans, pledge assets, make changes to capital stock ownership structure, and requires a minimum tangible net worth for Retail Connect of $0, as defined. The Company has guaranteed all current and future obligations of Retail Connect under this line of credit.

Factoring Agreement

Supplies Distributors’ European subsidiary has a factoring agreement with BNP Paribas Fortis Factor that provides factoring for up to 7.5 million euros (approximately $9.4 million as of June 30, 2012) of eligible accounts receivable through March 2014. This factoring agreement is accounted for as a secured borrowing. As of June 30, 2012, Supplies Distributors’ European subsidiary had approximately 1.3 million euros (approximately $1.6 million) of available credit under this agreement. Borrowings accrue interest at Euribor plus 0.7% (1.1% at June 30, 2012).

Debt Covenants

To the extent the Company or any of its subsidiaries fail to comply with its covenants applicable to its debt or vendor financing obligations, including the monthly financial covenant requirements, such as

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

profitability and cash flow, and required level of shareholders’ equity or net worth (as defined), the Company would be required to obtain a waiver from the lender or the lender would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral and enforcement of payment under the Company parent guarantee. Any acceleration of the repayment of the credit facilities may have a material adverse impact on the Company’s financial condition, results of operations and cash flows and no assurance can be given that the Company would have the financial ability to repay all of such obligations. As of June 30, 2012, the Company was in compliance with all debt covenants.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues (in thousands):
PFS	$40,327	$30,798	$81,576	$59,568
Business and Retail Connect	29,557	38,799	64,282	84,082
Eliminations	(1,124)	(1,589)	(2,586)	(3,253)

	$68,760	$68,008	$143,272	$140,397

Income (loss) from continuing operations (in thousands):
PFS	$(700)	$(1,729)	$(2,350)	$(3,648)
Business and Retail Connect	192	497	557	736

	$(508)	$(1,232)	$(1,793)	$(2,912)

Depreciation and amortization (in thousands):
PFS	$2,166	$1,536	$4,292	$3,024
Business and Retail Connect	24	7	40	14

	$2,190	$1,543	$4,332	$3,038

Capital expenditures (in thousands):
PFS	$1,797	$2,639	$9,282	$3,996
Business and Retail Connect	14	17	89	20

	$1,811	$2,656	$9,371	$4,016

	June 30, 2012	December 31, 2011
Assets (in thousands):
PFS	$84,228	$83,097
Business and Retail Connect	53,721	66,740
Eliminations	(12,938)	(13,465)

	$125,011	$136,372

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Interim Consolidated Financial Statements

7.	COMMITMENTS AND CONTINGENCIES

The Company received municipal tax abatements in certain locations. In prior years the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to the Company’s tax abatement. The Company disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against the Company and the timing of the related payments has not been finalized. As of June 30, 2012, the Company believes it has adequately accrued for the expected assessment.

In April 2010, a sales employee of eCOST was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. The Company received subpoenas from the Office of the U.S. Attorney requesting information regarding the employee and other matters, and the Company has responded to the subpoenas and is fully cooperating with the Office of the U.S. Attorney. The Company has commenced its own investigation into the actions of the employee. Neither the Company nor eCOST have been charged with any criminal activity, and the Company intends to seek the recovery or reimbursement of the funds that are currently classified as other receivables in the June 30, 2012 financial statements. Based on the information available to date, the Company is unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or the inability of the Company to recover such funds or any significant portion thereof, or any costs and expenses incurred by the Company in connection with this matter will not have a material adverse effect upon the Company’s financial condition or results of operations.

The Company is subject to claims in the ordinary course of business, including claims of alleged infringement by the Company or its subsidiaries of the patents, trademarks and other intellectual property rights of third parties. PFS is generally required to indemnify its service fee clients against any third party claims alleging infringement by PFS and, in certain instances, its third party providers of the patents, trademarks and other intellectual property rights of third parties.

8.	DISCONTINUED OPERATIONS

In February 2011, the Company sold certain assets of eCOST to a third party for a total aggregate cash purchase price of approximately $2.3 million (before expenses of approximately $0.2 million). Accordingly, the accompanying consolidated financial statements reflect the related operating results of the eCOST segment as discontinued operations for the three and six months ended June 30, 2011.

Summarized financial information in the accompanying consolidated statements of operations for the discontinued eCOST operations is as follows (in thousands):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Revenue, net	$86	$6,811
Expenses	72	7,391

Loss before provision for income taxes	14	(580)
Provision for income taxes	—	(9)

Discontinued operations, net of income taxes	$14	$(589)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.

Forward-Looking Information

We have made forward-looking statements in this Report on Form 10-Q. These statements are subject to risks and uncertainties, and there can be no guarantee these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “seek,” “strive,” “believe,” “expect,” “anticipate,” “predict,” “potential,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “target” and “estimate” or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to those set forth above or elsewhere in this Report on Form 10-Q and our Form 10-K for the year ended December 31, 2011, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:

•	our ability to retain and expand relationships with existing clients and attract and implement new clients;

•	our reliance on the fees generated by the transaction volume or product sales of our clients;

•	our reliance on our clients’ projections or transaction volume or product sales;

•

our dependence upon our agreements with International Business Machines Corporation (“IBM”) and Ricoh Company Limited, including Ricoh Production Print Solutions, a strategic business unit within the Ricoh Family Group of Companies (collectively hereafter referred to as “Ricoh”);

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

As an additional service, we offer our second model, the Agent (or Flash) financial model, in which our clients maintain ownership of the product inventory stored at our locations as in the Enablement model. When a customer orders the product from our clients, a “flash” sale transaction passes product ownership to us for each order and we in turn immediately re-sell the product to the customer. The “flash” ownership exchange establishes us as the merchant of record, which enables us to use our existing merchant infrastructure to process sales to end customers, removing the need for the clients to establish these business processes internally, but permitting them to control the sales process to end customers. In this model, based on the terms of our current client arrangements, we record product revenue net of cost of product revenue.

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

In general, we provide the Enablement and Agent (or Flash) models through our PFS and Supplies Distributors subsidiaries and the Retail model through our Supplies Distributors and PFSweb Retail Connect subsidiaries.

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

Growth within our Retail model is currently primarily driven by our ability to attract new distributor arrangements with Ricoh, or other manufacturers and the sales and marketing efforts of the manufacturers and third party sales partners. Ricoh has advised us that it is restructuring its business, which will include certain realignment and operational changes in the sale and distribution of its products. The changes have and are expected to continue to result in reduced revenues and profitability under our Retail model in 2012.

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

Cost of product revenue – consists of the purchase price of product sold and freight costs, which are reduced by certain reimbursable expenses. These reimbursable expenses include pass-through customer marketing programs, direct costs incurred in passing on any price decreases offered by vendors to cover price protection and certain special bids, the cost of products provided to replace defective product returned by customers and certain other expenses as defined under the distributor agreements.

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

Results of Operations

For the Interim Periods Ended June 30, 2012 and 2011

The results of operations related to the eCOST business unit that was sold in February 2011 have been reported as discontinued operations for the 2011 six-month period presented below. The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenue (in millions):

	Three Months Ended June 30,					Six Months Ended June 30,
				% of Net Revenues					% of Net Revenues
	2012	2011	Change	2012	2011	2012	2011	Change	2012	2011
Revenues:
Product revenue, net	$29.6	$38.8	$(9.2)	43.0%	57.1%	$64.3	$84.1	$(19.8)	44.9%	59.9%
Service fee revenue	28.4	21.0	7.4	41.3%	30.8%	56.8	39.9	16.9	39.6%	28.4%
Pass-through revenue	10.8	8.2	2.6	15.7%	12.1%	22.2	16.4	5.8	15.5%	11.7%

Total net revenues	68.8	68.0	0.8	100.0%	100.0%	143.3	140.4	2.9	100.0%	100.0%
Cost of Revenues
Cost of product revenue (1)	27.5	35.4	(7.9)	92.7%	91.3%	59.3	77.9	(18.6)	92.2%	92.6%
Cost of service fee revenue (2)	20.3	15.8	4.5	71.7%	75.3%	41.6	29.6	12.0	73.3%	74.2%
Pass-through cost of revenue (3)	10.8	8.2	2.6	100.0%	100.0%	22.2	16.4	5.8	100.0%	100.0%

Total cost of revenues	58.6	59.4	(0.8)	85.2%	87.4%	123.1	123.9	(0.8)	85.9%	88.2%

Product revenue gross profit	2.1	3.4	(1.3)	7.3%	8.7%	5.0	6.2	(1.2)	7.8%	7.4%
Service fee gross profit	8.1	5.2	2.9	28.3%	24.7%	15.2	10.3	4.9	26.7%	25.8%
Pass-through gross profit	—	—	—	—%	—%	—	—	—	—%	—%

Total gross profit	10.2	8.6	1.6	14.8%	12.6%	20.2	16.5	3.7	14.1%	11.8%

Selling, General and Administrative expenses	10.3	9.4	0.9	14.9%	13.9%	21.2	18.7	2.5	14.8%	13.4%

Loss from operations	(0.1)	(0.8)	0.7	(0.1)%	(1.3)%	(1.0)	(2.2)	1.2	(0.7)%	(1.6)%
Interest expense, net	0.2	0.3	(0.1)	0.4%	0.4%	0.5	0.5	—	0.4%	0.3%

Loss from continuing operations before income taxes	(0.3)	(1.1)	0.8	(0.5)%	(1.7)%	(1.5)	(2.7)	1.2	(1.1)%	(1.9)%

Income tax expense, net	0.2	0.1	0.1	0.2%	0.1%	0.3	0.2	0.1	0.2%	0.2%

Loss from continuing operations	(0.5)	(1.2)	0.7	(0.7)%	(1.8)%	(1.8)	(2.9)	1.1	(1.3)%	(2.1)%
Income (loss) from discontinued operations, net of tax	—	—	—	—%	—%	—	(0.6)	0.6	—%	(0.4)%

Net loss	$(0.5)	$(1.2)	$0.7	(0.7)%	(1.8)%	$(1.8)	$(3.5)	$1.7	(1.3)%	(2.5)%

(1)	% of net revenues represents the percent of Product revenue, net.
(2)	% of net revenues represents the percent of Service fee revenue.
(3)	% of net revenues represents the percent of Pass-through revenue.

Product Revenue, net. Product revenue was $29.6 million for the three months ended June 30, 2012, which represents a decrease of $9.2 million, or 23.8%, as compared to the same quarter of the prior year. Product revenue was $64.3 million for the six months ended June 30, 2012, which represents a decrease of $19.8 million, or 23.5%, as compared to the same period of the prior year. Ricoh has advised Supplies Distributors that it is restructuring its business, which includes certain operational changes in the sale and distribution of Ricoh products. These changes contributed to the reduced revenues for Supplies Distributors in 2012. We currently expect product revenue to be approximately $115 million to $120 million for the full calendar year of 2012.

Service Fee Revenue. Service Fee revenue of $28.4 million increased $7.4 million, or 35%, in the three months ended June 30, 2012 as compared to the same quarter of the prior year. Service Fee revenue in the six months ended June 30, 2012 increased $16.9 million, or 42%, compared to the six months in the prior year period. The increase in service fee revenue for the three and six months ended June 30, 2012 was primarily due to increased service fees from both existing client relationships and new client relationships that began in late 2011 and early 2012 partially offset by the impact of terminated clients.

The change in service fee revenue is shown below ($ millions):

	Three Months	Six Months
Period ended June 30, 2011	$21.0	$39.9
New service contract relationships	4.0	8.0
Change in existing client service fees	4.0	10.1
Terminated clients not included in 2012 revenue	(0.6)	(1.2)

Period ended June 30, 2012	$28.4	$56.8

The service fee revenue for the current year three and six month period includes approximately $5 million and $10 million, respectively, of revenue generated from clients who have given notice of their intent to significantly reduce or terminate their contractual relationships with the Company.

Cost of Product Revenue. The cost of product revenue decreased by $7.9 million, or 22.6%, to $27.5 million in the three months ended June 30, 2012. The resulting gross profit margin was $2.1 million, or 7.3% of product revenue, for the three months ended June 30, 2012 and $3.4 million, or 8.7% of product revenue, for the comparable 2011 period. The cost of product revenue decreased by $18.6 million, or 23.9%, to $59.3 million in the six months ended June 30, 2012. The resulting gross profit margin was $5.0 million, or 7.8% of product revenue, for the six months ended June 30, 2012 and $6.2 million, or 7.4% of product revenue, for the comparable 2011 period. The three and six month periods ended June 30, 2012 and 2011 include the impact of incremental gross margin earned on product sales resulting from product price increases and the impact of certain incremental inventory cost reductions.

Cost of Service Fee Revenue. Gross profit as a percentage of service fees was 28.3% in three month period ended June 30, 2012 and 24.7% in the same period of 2011. Gross profit as a percentage of service fees was 26.7% in six month period ended June 30, 2012 and 25.8% in the same period of 2011. The gross profit percentage increase is primarily due to a change in the client mix, improved operating efficiencies and increased level of higher margin client project activity.

We target to earn an overall average gross profit of 25-30% on existing and new service fee contracts, but we have accepted, and may continue to accept, lower gross margin percentages on certain contracts depending on contract scope and other factors, including projected volumes.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses for the three months ended June 30, 2012 and 2011 were $10.3 million and $9.4 million, respectively. As a percentage of total net revenue, selling, general and administrative expenses were 15.0% in the three months ended June 30, 2012 and 13.9% in the prior year period. Selling, General and Administrative expenses for the six months ended June 30, 2012 and 2011 were $21.2 million and $18.7 million, respectively. As a percentage of total net revenue, selling, general and administrative expenses were 14.8% in the six months ended June 30, 2012 and 13.4% in the prior year period. The increase in expenses is primarily attributable to approximately $0.5 million of lease termination costs incurred in the six months ended June 30, 2012 and approximately $0.3 million and $0.9 million of relocation related costs relating to our planned facility relocations and expansions in the three and six months ended June 30, 2012, respectively and due to investments to support growth in the service fee business.

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

Loss from Discontinued Operations, Net of Tax. Discontinued operations generated income of $14,000 and a loss of $0.6 million in the three and six months ended June 30, 2011, respectively. In February 2011, we sold substantially all of the inventory and certain intangible assets applicable to our eCOST business unit for a total aggregate cash purchase price of approximately $2.3 million. For the three and six month periods ending June 30, 2011, we classified the operating results of this business unit, excluding costs expected to continue to occur in the future, as discontinued operations.

Liquidity and Capital Resources

During the six months ended June 30, 2012, we generated $16.1 million of cash from operating activities primarily due to a $13.3 million decrease in accounts receivable mostly applicable to our services business following the holiday seasonal peak period, a $5.3 million increase in deferred rent related to tenant allowance improvements at certain new facilities, a $4.2 million decrease in prepaid expenses, other receivables and other assets primarily related to a timing of receipts and a reduction of value-added tax receivable at our European subsidiary and a $3.0 million reduction in inventories related to reduced product revenue. These inflows were partially offset by a $12.9 million decrease in accounts payable, deferred revenue, accrued expenses and other liabilities following the timing of payments we make for products and services, payment processing and related transactions costs. Included in our cash flows from operating activities is also $3.4 million of cash income from continuing operations before working capital changes.

During the six months ended June 30, 2011, we generated $2.3 million in proceeds from the February 2011 sale of our eCOST business plus $1.3 million applicable to a reduction of eCOST inventory prior to the sale. In addition, we generated $5.0 million applicable to a decrease in accounts receivable related to cash collected from our clients and customers following the December 31 seasonal peak period of our services business and received proceeds from issuance of common stock of $1.6 million, primarily through the exercise of stock options. These proceeds were offset by a $5.4 million decrease in accounts payable, deferred revenue, accrued expenses and other liabilities following the timing of payments we make for products and services, payment processing and related transactions costs and a $2.5 million increase in inventories related to timing of product receipt.

In the six months ended June 30, 2012, we incurred capital expenditures of $9.4 million, exclusive of $5.6 million of property and equipment acquired under debt and capital lease financing. This includes capital expenditures related to our new corporate headquarters and call center facility, which are being financed by the landlords through tenant allowances. Cash used for payments on debt and capital leases, net of any proceeds from debt and a decrease in restricted cash, was $7.2 million in the six months ended June 30, 2012.

In the six months ended June 30, 2011, we incurred capital expenditures of $4.0 million, exclusive of $0.7 million of property and equipment acquired under debt and capital lease financing. Proceeds from debt and a decrease in restricted cash, net of payments on debt and capital leases, was $1.1 million in the six months ended June 30, 2011.

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

During the six months ended June 30, 2012, our working capital decreased to $15.1 million from $20.4 million at December 31, 2011 primarily due to the funding of capital expenditures, as well as net operating losses incurred. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities or entering into new debt agreements. No assurances can be given we will be successful in obtaining any additional financing or the terms thereof. We currently believe our cash position, financing available under our credit facilities and funds generated from operations will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our current debt and lease obligations, and additional loans to our subsidiaries, if necessary, for at least the next twelve months.

In support of certain debt instruments and leases, as of June 30, 2012, we had $0.7 million of cash restricted for repayment to lenders. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain of our subsidiaries’ credit facilities. Many of these facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other credit facilities and agreements. These covenants include, among others, minimum levels of net worth, profitability and cash flow (as defined) and restrictions on the ability of the borrower subsidiaries to advance funds to other borrower subsidiaries. As a result, it is possible for one or more of these borrower subsidiaries to fail to meet their respective covenants even if another borrower subsidiary otherwise has available excess funds, which, if not restricted, could be used to cure the default. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity, and we are not able to obtain a waiver, the lenders would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral and enforcement of payment under our parent guarantee. A requirement to accelerate the repayment of the credit facility obligations may have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all such obligations. As of June 30, 2012, we were in compliance with all debt covenants. Further, non-renewal of any of our credit facilities may have a material adverse impact on our business and financial condition. We do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.

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

We receive municipal tax abatements in certain locations. In prior years we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to our tax abatement. We disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against us and the timing of the related payments has not been finalized. As of June 30, 2012, we believe we have adequately accrued for the expected assessment.

In April 2010, a sales employee of our former subsidiary eCOST.com was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. We received subpoenas from the Office of the U.S. Attorney requesting information regarding the employee and other matters, and have responded to such subpoenas and are fully cooperating with the Office of the U.S. Attorney. We have commenced our own investigation into the actions of the employee. Neither the Company nor eCOST have been charged with any criminal activity, and we intend to seek the recovery or reimbursement of such funds, that are currently classified as other receivables in the June 30, 2012 financial statements. Based on the information available to date, we are unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or our inability to recover such funds or any significant portion thereof, or any costs and expenses we may incur in connection with such matter will not have a material adverse effect upon our financial condition or results of operations.

On December 16, 2011, we announced a board approved stock repurchase program of up to $1 million of the outstanding shares of our common stock. As of June 30, 2012, and through August 10, 2012, 4,700 and 12,800 shares have been purchased under this program, respectively. In considering whether to purchase additional shares under this program, we will consider, among other factors, the market price of the shares, our available cash balance and our anticipated cash needs.

Supplies Distributors Financing

To finance its distribution of Ricoh products in the U.S., Supplies Distributors has a short-term credit facility with IBM Credit LLC (“IBM Credit”), which provides financing for up to $20.0 million. We have provided a collateralized guarantee to secure the repayment of this credit facility. This facility does not have a stated maturity and both parties have the ability to exit the facility following a 90-day notice. The Company has direct vendor credit terms with Ricoh to finance Supplies Distributors’ European subsidiary’s inventory purchases.

Supplies Distributors also has a loan and security agreement with Wells Fargo Bank, National Association (“Wells Fargo”) to provide financing for up to $25 million of eligible accounts receivables in the United States and Canada. The Wells Fargo facility expires on the earlier of March 2014 or the date on which the parties to the Ricoh distributor agreement no longer operate under the terms of such agreement and/or Ricoh no longer supplies products pursuant to such agreement.

Supplies Distributors’ European subsidiary has a factoring agreement with BNP Paribas Fortis Factor to provide factoring for up to 7.5 million euros (approximately $9.4 million as of June 30, 2012) of eligible accounts receivables through March 2014.

These credit facilities contain cross default provisions, various restrictions upon the ability of Supplies Distributors and its subsidiaries to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to related parties (including other direct or indirect Company subsidiaries), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as cash flow from operations, annualized revenue to working capital, net profit after tax to revenue, minimum net worth and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as a collateralized guarantees by their respective parent companies including Supplies Distributors and/or PFS and a Company parent guarantee. Additionally, we are required to maintain a subordinated loan to Supplies Distributors of no less than $3.5 million, not maintain restricted cash of more than $5.0 million, are restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure and a minimum shareholders’ equity of at least $18.0 million. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or its subsidiaries under these facilities if they are unable to do so. We have also provided a guarantee of substantially all of the obligations of Supplies Distributors and its subsidiaries to IBM and Ricoh.

PFS Financing

PFS has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank, which provides for up to $12.5 million ($10.0 million during certain non-seasonal peak-months) of eligible accounts receivable financing through September 30, 2012. We currently expect to renew this facility prior to its maturity. The Comerica Agreement also allows for up to $2.5 million of eligible equipment financing (“Equipment Advances”). Outstanding Equipment Advances have a final maturity date of April 15, 2015. We entered into this Comerica Agreement to supplement our existing cash position and provide funding for our current and future operations, including our targeted growth. The Comerica Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties (including other direct or indirect Company subsidiaries), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20.0 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement also limits PFS’ ability to increase the subordinated loan to Supplies Distributors to more than $5.0 million and permits PFS to advance incremental amounts to certain of its subsidiaries and/or affiliates subject to certain financial covenants, as defined. The Comerica Agreement is secured by all of the assets of PFS, as well as a Company parent guarantee.

Retail Connect Financing

Retail Connect has an asset-based line of credit facility for up to $3.0 million of eligible financing with Wells Fargo, which is collateralized by substantially all of Retail Connect’s assets and expires in May 2013. Borrowings under the facility and letter of credit availability are limited to a percentage of accounts receivable and inventory, up to specified amounts. As of June 30, 2012, Retail Connect had $0.1 million of available credit under this facility. The credit facility restricts Retail Connect’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as a minimum tangible net worth for Retail Connect of $0 million, as defined. The Company has guaranteed all current and future obligations of Retail Connect under this line of credit.

Seasonality

The seasonality of our service fee business is dependent upon the seasonality of our clients’ business and sales of their products. Accordingly, we must rely upon the projections of our clients in assessing quarterly variability. We believe that with our current client mix and their current business volumes, our run rate service fee business activity, which is dependent upon the business volume of our clients, will generally be highest in the quarter ended December 31. We anticipate our product revenue will be generally highest during the quarter ended December 31. We believe our historical revenue pattern makes it difficult to predict the effect of seasonality on our future revenues and results of operations.

We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.

Inflation

Management believes that inflation has not had a material effect on our operations.

Critical Accounting Policies

A description of our critical accounting policies is included in Note 2 of the consolidated financial statements in our December 31, 2011 Annual Report on Form 10-K. There have been no changes to our critical accounting policies since that report.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

Not required.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). As of June 30, 2012, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the period that ended on June 30, 2012, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2012, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of Ricoh product inventory, was approximately $41 million. Certain of the credit facilities have maturity dates in calendar year 2013 or beyond, but are classified as current liabilities in our consolidated financial statements given the underlying nature of the credit facility. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. Any non-renewal, default under or acceleration of any of our credit facilities may have a material adverse impact upon our business and financial condition. In addition we have provided $3.5 million of subordinated indebtedness to Supplies Distributors as of June 30, 2012. The maximum level of this subordinated indebtedness to Supplies Distributors that may be provided without approval from our lenders is $5.0 million. The restrictions on increasing this amount without lender approval may limit our ability to comply with certain loan covenants or grow and support Supplies Distributors’ business. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so. We have also guaranteed Retail Connect’s $3.0 million credit line, as well as certain of its vendor trade payables.

Specific Risks Related to Our Business Process Outsourcing Business

Our business is subject to the risk of customer and supplier concentration.

For the six months ended June 30, 2012, two clients represented approximately 31% of our total service fee revenue (excluding pass-through revenue) and approximately 18% of our total consolidated revenue. We currently anticipate that one or more of these clients and other clients will reduce the level of services or terminate their relationship with us so that, unless we are able to increase our service fee revenue from other existing or new clients or adjust our operating costs, such reduction or termination of services would have a material adverse effect upon our business, results of operation and financial condition.

The majority of our Supplies Distributors product revenue is generated by sales of product purchased under distributor agreements with Ricoh. These agreements are terminable at will and no assurance can be given that Ricoh will continue the distributor agreements with Supplies Distributors. Supplies Distributors does not have its own sales force and relies upon Ricoh’s sales force and product demand generation activities for its sale of Ricoh product. Ricoh is implementing certain operational changes in the sale and distribution of Ricoh products, which has and is expected to continue to result in reduced revenues and profitability for Supplies Distributors in 2012. Further reduction in the Ricoh business may have a material adverse effect on Supplies Distributors’ business and our overall financial condition.

Sales by Supplies Distributors to two customers in the aggregate accounted for approximately 24% of Supplies Distributors’ total product revenue for the six months ended June 30, 2012, (11% of our consolidated net revenues in the six month period ended June 30, 2012). The loss of any one or both of such customers, or non-payment of any material amount by these or any other customer would have a material adverse effect upon Supplies Distributors’ business results of operations and financial condition.

Risks Related to Our Stock

Our stock price could decline if a significant number of shares become available for sale.

As of June 30, 2012, we have an aggregate of 2.1 million stock options outstanding to employees, directors and others with a weighted average exercise price of $4.54 per share. The shares of common stock that may be issued upon exercise of these options may be resold into the public market. Sales of substantial amounts of common stock in the public market as a result of the exercise of these options, or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of our common stock made during the three months ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
During 2012:
April 1-30	—	$—	—	$1,000,000
May 1-31	1,000	2.57	1,000	997,407
June 1-30	3,700	2.50	3,700	988,092

Total	4,700	$2.51	4,700	$988,092

(1)	On December 16, 2011, our Board of Directors authorized a stock repurchase program to acquire up to $1.0 million of our outstanding common stock, subject to any restrictions pursuant to the terms of our credit agreements or otherwise.

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Mine Safety Disclosure

Not applicable

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

a)	Exhibits:

Exhibit No.	Description of Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.1.1(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.1.2(4)	Certificate of Amendment to Certificate of Incorporation of PFSweb, Inc.

3.1.3(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.2(1)	Amended and Restated By-Laws

3.2.1(3)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.

3.2.2(6)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).
(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended December, 31, 2005 filed on March 31, 2006.
(3)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 13, 2007.
(4)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 2, 2008.
(5)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 14, 2009.
(6)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 2, 2010.
*	Filed Herewith
**	Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2012

PFSweb, Inc.

By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer, Chief Accounting Officer, Executive Vice President