Form 10-K
period 2012-12-31
PFSWEB INC
filed 2013-04-01
CIK 1095315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a Smaller reporting company)	Smaller reporting company	☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2012 (based on the closing price as reported by the National Association of Securities Dealers Automated Quotation System) was $35,696,590.

At March 28, 2013, there were 12,812,386 shares of the registrant’s Common Stock issued, $.001 par value.

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

Unless otherwise indicated, all references to “PFSweb,” “the Company,” “we,” “us” and “our” refer to PFSweb, Inc., a Delaware corporation, and its subsidiaries; references to “PFS” refer to our wholly-owned subsidiaries, Priority Fulfillment Services, Inc., PFS Canada and PFS Europe; references to “Supplies Distributors” refer to our wholly-owned subsidiary Supplies Distributors, Inc. and its subsidiaries; and references to “Retail Connect” refers to our wholly-owned subsidiary PFSweb Retail Connect, Inc.

PART I

Item 1.	Business

General

PFSweb is an international business process outsourcing provider of end-to-end eCommerce solutions and other services. PFSweb provides these solutions and services to major brand names and other companies seeking to optimize their supply chain and to enhance their traditional and online business channels and initiatives. We derive our revenues by providing a broad range of services as we facilitate and process individual business transactions on our clients’ behalf. Marketed as PFSweb’s End2End eCommerce® solution and PFSweb Infinite Commerce, or iCommerce, the services we offer are organized into the following categories:

•	Digital Marketing

•	eCommerce Technology

•	Order Management & Omni-Channel Solutions

•	Customer Care

•	Logistics and Fulfillment

•	Financial Management

•	Professional Consulting

Our solutions support both direct-to-consumer (“DTC”) and business-to-business (“B2B”) sales channels. The majority of our clients are the merchants of record for the orders we process through our infrastructure on their behalf. For these clients, we do not own the inventory or the resulting accounts receivable, but provide ecommerce solutions and other services for these client-owned assets.

For some of our clients, we are the merchant of record for the orders we process through our infrastructure. Under these arrangements, we either record product revenue or a net sale, own the accounts receivable and inventory and we may be compensated for all or a portion of our services through the resulting profit margin. In some cases, we purchase the inventory as the product is delivered to our facility. In other situations, the client retains ownership of inventory in our facility and we purchase the inventory immediately prior to each individual customer sales transaction. In all cases, we seek inventory financing from our clients in the form of extended terms, working capital programs or marketing funds to help offset the working capital requirements that follow accounts receivable and inventory ownership.

We are headquartered in Allen, Texas where our executive and administrative offices and our primary technology operations and hosting facilities are located. We operate state-of-the-art call centers from our U.S. facilities located in Dallas, Texas, and Memphis, Tennessee, and from our international facilities located in Richmond Hill, Ontario, Canada, Liège, Belgium and Manila, Philippines. We lease or manage warehouse facilities of approximately 1.4 million square feet, many containing highly automated and state of the art material handling and communications equipment, in Memphis, Tennessee, Southaven, Mississippi, Grapevine, Texas, Richmond Hill, Ontario, Canada and Liège, Belgium, allowing us to provide global distribution solutions.

Recent Events

In 2012, we relocated our corporate headquarters to Allen, Texas and our North Texas customer care center to downtown Dallas, Texas. We believe the relocation of both operations provides us with greater flexibility to support organic and new business growth, seasonal staffing fluctuations and provides an improved working environment for our employees

PFSWEB’S END2END ECOMMERCE® SOLUTIONS

PFSweb serves as the “brand behind the brand”® for companies seeking to increase efficiencies, enter new markets or launch optimized sales channels. As an eCommerce and business process outsourcer, we offer scalable and cost-effective solutions for brand manufacturers, online retailers, and distributors across a wide range of industry segments. We provide our clients with seamless and transparent solutions to support their business strategies, allowing them to focus on their core competencies. Leveraging PFSweb’s technology, expertise and proven methodologies, we enable clients to develop and deploy new products and implement new business strategies or address new distribution channels rapidly and efficiently through our optimized solutions. Our clients engage us both as a consulting partner to assist them in the design of a business solution as well as a virtual and physical infrastructure partner to provide the mission critical operations required to build and manage their business solution. Together, we not only help our clients define new ways of doing business, but also provide them the technology, physical infrastructure and professional resources necessary to quickly implement their business model. We allow our clients to quickly and dramatically change how they “go-to-market.”

Each client has a unique business model and unique strategic objectives that often require highly customized solutions. PFSweb supports clients in a wide array of industries, including fashion apparel and accessories, fragrance and beauty products, consumer packaged goods, home furnishings and housewares, consumer electronics, office technology and network connectivity products and aviation spare parts. These clients turn to PFSweb for help in addressing a variety of business issues that include eCommerce, customer satisfaction and retention, time-definite logistics, vendor managed inventory and integration, supply chain compression, cost model realignments, transportation management and international expansion, among others. We also act as a constructive agent of change, providing clients the ability to alter their current distribution model, establish direct relationships with end-customers, and reduce the overall time and costs associated with existing distribution channel strategies. Our clients are seeking solutions that will provide them with dynamic supply chain and multi-channel marketing efficiencies, while ultimately delivering a world-class customer service experience.

Our value proposition is to become a seamless, well integrated extension of our clients’ enterprises by delivering superior solutions that drive optimal customer experiences. On behalf of the brands we serve, we strive to increase and enhance sales and market growth, bolster customer satisfaction and customer retention, and drive costs out of the business through operations and technology related efficiencies. As both a virtual and a physical infrastructure for our clients’ businesses, we embrace their brand values and strategic objectives. By utilizing our services, our clients are able to:

Quickly Capitalize on Market Opportunities. Our solutions empower clients to rapidly implement their supply chain and eCommerce strategies and take advantage of opportunities without lengthy integration and implementation efforts. We have readily available advanced technology and physical infrastructure that is flexible in its design, which facilitates quick integration and implementation. The PFSweb solution is designed to allow our clients to deliver consistent quality service as transaction volumes grow and also to handle daily and seasonal peak periods. Through our international locations, our clients can sell their products throughout the world.

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

We believe our highest value proposition is achieved when our clients engage our full suite of services from all of the categories included in PFSweb’s End2End eCommerce® solutions. However, we provide our clients with the opportunity to customize their solution by selecting only certain services from our offering in à la carte fashion if they prefer. We believe this flexibility and willingness to create a customized solution for each client differentiates us from our competition.

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

Conversion Optimization. We combine industry expertise with best-in-breed technology to increase conversion and increase average order size. Our team of experts offers services in on-site merchandising, recommendations, personalization, on-site search, and promotion management and support.

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

Social Media. We engineer social media strategies across multiple platforms to encourage interaction and build relationships, and raise overall brand awareness. Our strategists leverage innovative technologies to engage the customers through relevant content and connect the customer with the brand.

Creative Services. With a unique understanding of usability and user experience we can convey our clients’ creative needs from concept to execution. Our creative solutions are in tune with our client’s brand and effectively translate the clients’ voice in the digital market while engaging customers at every digital touchpoint.

eCommerce Technology Services

Direct-to-Consumer eCommerce (“DTC”). PFSweb’s End2End eCommerce® solution for the DTC online channel features Demandware eCommerce, a leading third party Software-as-a-Service (“SaaS”) eCommerce platform. We have fully integrated Demandware with the rest of our world-class technology platform including other best-of-breed technology partners to create a PFSweb reference application that provides our clients with a very high-function DTC online store out-of-the-box. We are able to use the PFSweb reference application as a starting point to quickly create a completely customized online store for our DTC clients. Designed specifically for DTC brands, our comprehensive offering redefines end-to-end eCommerce by enabling retailers and branded consumer goods manufacturers with the ability to employ a total outsourcing solution customized to their particular eCommerce strategy, without the loss of site or brand control associated with earlier end-to-end outsourcing solutions.

Business-to-Business eCommerce (“B2B”). PFSweb’s End2End eCommerce® solution for the B2B online channel features our GlobalMerchant Commerceware® service that provides a complete eCommerce website solution for our B2B clients. We engage collaboratively with our clients to design, build, host, and manage fully branded, fully customized and fully integrated eCommerce web applications for B2B channels. We offer a broad range of hosting and support plans that can be tailored to fit the needs of each client. Utilizing Microsoft’s.NET Technologies and our proprietary GlobalMerchant Commerceware® platform, we maintain a robust hosting environment for our hosted client B2B web sites.

Order Management Services

Order Management Interfaces. Our order management technology solutions provide interfaces that allow for real-time information retrieval, including information on inventory, sales orders, shipments, delivery, purchase orders, warehouse receipts, customer history, accounts receivable and credit lines. These solutions are seamlessly integrated with our web-enabled customer contact centers, allowing for the processing of orders through shopping cart, phone, fax, mail, email, web chat, and other order receipt methods. As the information backbone for our total supply chain solution, order management services can be used on a stand-alone basis or in conjunction with our other business infrastructure offerings, including customer contact, financial or distribution services. In addition, for the B2B market, our technology platform provides a variety of order receipt methods that facilitate commerce within various stages of the supply chain. Our systems provide the ability for both our clients and their customers to track the status of orders at any time. Our services are transparent to our clients’ customers and are seamlessly integrated with our clients’ internal system platforms and web sites. By synchronizing these activities, we can capture and provide critical customer information, including:

•

Statistical measurements critical to creating a quality customer experience, containing real-time order status, order exceptions, back order tracking, allocation of product based on timing of online purchase and business rules, the ratio of customer inquiries to purchases, average order sizes and order response time;

•	B2B supply chain management information critical to evaluating inventory positioning, for the purpose of improving inventory turns, and assessing product flow-through and end-user demand;

•	Reverse logistics information, including customer response and reason for the return or rotation of product and desired customer action;

•	Detailed marketing information about what was sold and to whom it was sold, by location and preference; and

•	Web traffic reporting showing the number of visits (“hits”) received, areas visited, and products and information requested.

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

Customer Care Services

Customer Relationship Management. We offer a completely customized web enabled CRM solution for clients. Our CRM solution encompasses a full-scale customer contact management service offering, as well as a fully integrated customer analysis program. All customer contacts are captured and customer purchases are documented. Full-scale reporting on all customer transactions is available for evaluation purposes. Through each of our customer touch-points, information can be analyzed and processed for current or future use in business evaluation, product effectiveness and positioning, and supply chain planning.

Customer Order Assistance. An important feature of evolving commerce is the ability for the customer to speak with a live customer service representative. Our experience has been that many consumers tell us they visited the web location for information, but not all of those consumers chose to place their order online. Our customer care services utilize features that integrate voice, e-mail, standard mail, fax, data and Internet chat communications to respond to and handle customer inquiries. Our customer care representatives answer various questions, acting as virtual representatives of our clients’ organization, regarding order status, shipping, billing, returns and product information and availability as well as a variety of other questions. Our web-enabled customer care technology identifies each customer contact automatically and routes it to the appropriate customer care representative who is individually trained in the clients’ business and products.

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

Logistics and Fulfillment Services

Advanced Distribution Facilities and Infrastructure. An integral part of our solution is the warehousing and distribution of inventory either owned by our clients or owned by us. We currently have approximately 1.4 million square feet of leased or managed warehouse space domestically and internationally to store and process our own and our clients’ inventory. We receive inventory in our distribution centers, verify shipment accuracy, unpack and audit packages (a process that includes spot-checking a percentage of the inventory to validate piece counts and check for damages that may have occurred during shipping, loading and unloading). Upon request, we inspect for other damages or defects, which may include checking fabric, stitching and zippers for soft goods, or ‘testing’ power-up capabilities for electronic items as well as product specifications. We generally stock for sale within one business day of unloading. We pick, pack and ship customer orders and can provide customized packaging, customized monogramming, capabilities of high volume shrink packaging, inserts and promotional literature for distribution with customer orders. For many clients, we provide gift-wrapping services including line level gifting, customized gift-wrapping paper, ribbon, gift-box and gift-messaging.

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

We are able to take advantage of a variety of shipping and delivery options, which range from next day service to zone skipping to optimize transportation costs. Our facilities and systems are equipped with multi-carrier functionality, allowing us to integrate with all leading package carriers and provide a comprehensive freight and transportation management offering. We offer reverse logistics management services, including issuing return authorizations, return carrier shipping labels, receipt of product, crediting customer accounts and disposition of returned product.

Our domestic facilities provide security trained law enforcement professionals from our security headquarters in Memphis, Tennessee and Southaven, Mississippi. Continual validation ensures that we employ the latest in security processes and procedures to further enhance our surveillance and detection capabilities.

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

High Compliance Distribution Related to Food and Cosmetic Products. We also operate an American Institute of Bakers and the Food and Drug Administration compliant facility, which adheres to the Consolidated Standards for Inspection along with regulatory developments required by the F.D.A. Food Safety Modernization Act and other industry best practices. Adherence to these standards resulted in the facility scoring a “Superior” rating from the AIB audit and inspection in 2012.

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

The Enablement model is designed to generate margins for our clients consistent with other retailers in our clients’ product category and provide bottom line financial results for our clients similar to other retailers in their space. Service fee revenues in this model are reported in our traditional PFSweb service fee segment.

Agent (Flash) Financial Model

As an additional service, we offer an “Agent” model, or “Flash” model, in which our clients maintain ownership of the product inventory stored at our locations. When a customer orders the product from our clients, a “flash” sale transaction passes product ownership to us for each order and we in turn immediately re-sell the product to the customer. The “flash” ownership exchange establishes us as the merchant of record, which enables us to use our existing merchant infrastructure to process sales to end customers, removing the need for clients to establish these business processes internally, but permitting them to control the sales process to end customers. In this model, based on the terms of our current client arrangements, we record product revenue net of cost of product revenue.

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

The costs of all standard PFSweb services normally billed on a transaction basis under the Enablement model, as well as certain credit risks, may be covered by the selling margin under the Retail model arrangement. The bottom line financial results for our client should be similar to the financial benefits from the retail channel, although unlike the traditional retail channel, our clients generally control the presentation and branding of the web site and own all the customer data from the eCommerce activities.

We currently provide the Retail model for a portion of our Procter & Gamble engagement for DTC sales through the P&G eStore. In addition, we use our Retail model to enable our Supplies Distributors subsidiary to serve as a global distributor of printer supplies for Ricoh Infoprint Solutions Company (“IPS”), a wholly-owned subsidiary of Ricoh Company Ltd. (hereafter referred to collectively as “Ricoh”). In this model, the product revenues are reported in our Business and Retail Connect segment.

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

COMPANY INFORMATION

Clients and Marketing

Our target clients include online retailers as well as leading technology and consumer goods brands looking to quickly and efficiently implement or enhance business initiatives, adapt their go-to-market strategies, or introduce new products, programs or geographies, without the burden of modifying or expanding their technology, customer care, supply chain and logistics infrastructure. Our solutions are applicable to a multitude of industries and company types and we have provided solutions for such companies as:

IPS (printer supplies in several geographic areas), Xerox (printers and printer supplies), Roots Canada Ltd. (apparel), Hawker Beechcraft Corp. (facilities management and time-definite logistics supporting parts distribution), Riverbed Technologies (technology products), LEGO Brand Retail (toys), Procter & Gamble (consumer packaged goods), AAFES (military exchange service), L’Oréal (health & beauty), Sorel (active outdoor apparel) among many others.

We target potential clients through an extensive integrated marketing program comprised of a variety of direct marketing techniques, email marketing initiatives, trade event participation, search engine marketing, public relations, social media and a sophisticated outbound tele-sales lead generation model. We have also developed an intricate messaging matrix that defines our various eCommerce and business process outsourcing solutions and products, the vehicles we utilize to deliver marketing communication on these solutions/products and the target audience segments that display a demand for these solutions/products. This messaging matrix allows us to deploy highly targeted solution messages to selected key vertical industry segments where we feel we are able to provide significant service differentiation and value. We also pursue strategic marketing alliances with consulting firms, software manufacturers and other logistics providers to increase market awareness and generate referrals and customer leads.

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

Employees

As of December 31, 2012, we had approximately 1,550 employees, of which approximately 1,260 were located in the United States. We have never suffered an interruption of business as a result of a labor dispute. We consider our relationship with our employees to be good. In the U.S., Canada and Philippines, we are not a party to any collective bargaining agreements and while our European subsidiaries are not a party to a collective-bargaining agreement, they are required to comply with certain rules mentioned in collective bargaining agreements, agreed upon by representatives of their industry (logistics) and unions.

Our success in recruiting, hiring and training large numbers of skilled employees and obtaining large numbers of hourly employees and temporary staff during peak periods for distribution and call center operations is critical to our ability to provide high quality distribution and support services. Call center representatives and distribution personnel receive feedback on their performance on a regular basis and, as appropriate, are recognized for superior performance or given additional training. Generally, our clients provide specific product training for our customer service representatives and, in certain instances, on-site client personnel to provide specific technical support. To maintain good employee relations and to minimize employee turnover, we strive to offer competitive pay, hire primarily full-time employees who are eligible to receive a full range of employee benefits, and provide employees with clear, visible career paths.

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

Our business and future growth currently depend on our ability to access bank, vendor and commercial lines of credit. We currently depend on line of credit facilities provided by various banks and commercial lenders that provided for an aggregate of up to approximately $74 million in available financing as of December 31, 2012. These lines of credit currently mature at various dates through April 2015 and are secured by substantially all our assets. Our ability to renew our lines of credit depends upon various factors, including the availability of bank loans and commercial credit in general, as well as our financial condition and prospects. Therefore, we cannot guarantee that these credit facilities will continue to be available beyond their current maturities on reasonable terms or at all. Our inability to renew or replace our credit facilities or find alternative financing would materially adversely affect our business, financial condition, operating results and cash flow. An uncertain or recessed economy could also adversely impact our customers’ operations or ability to maintain liquidity, which may negatively impact our business and results of operations.

We anticipate incurring significant expenses in the foreseeable future, which may reduce our ability to achieve or maintain profitability.

To reach our business growth objectives, we may increase our operating and marketing expenses, as well as capital expenditures. To offset these expenses, we will need to generate additional profitable business. If our revenue grows slower than either we anticipate or our clients’ projections indicate, or declines, or if our operating and marketing expenses exceed our expectations or cannot be reduced to an appropriate level, we may not generate sufficient revenue to be profitable or be able to sustain or increase profitability on a quarterly or annual basis in the future. Additionally, if our revenue grows slower than either we anticipate or our clients’ projections indicate, we may incur unnecessary or redundant costs and our operating results could be adversely affected.

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

We operate with significant levels of indebtedness and are required to comply with certain financial and non-financial covenants; we are required to maintain a minimum level of subordinated loans to our subsidiary Supplies Distributors; and we have guaranteed certain indebtedness and obligations of our subsidiaries.

As of December 31, 2012, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of Ricoh product inventory, was approximately $34 million. Certain of the credit facilities have maturity dates in calendar year 2014 or beyond, but are classified as current liabilities in our consolidated financial statements given the underlying nature of the credit facility. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. A non-renewal, default under or acceleration of any of our credit facilities could have a material adverse impact upon our business and financial condition. In addition we have provided $3.5 million of subordinated indebtedness to Supplies Distributors as of December 31, 2012. The maximum level of this subordinated indebtedness to Supplies Distributors that may be provided without approval from our lenders is $5.0 million. The restrictions on increasing this amount without lender approval may limit our ability to comply with certain loan covenants or further grow and develop Supplies Distributors’ business. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so. We have also guaranteed Retail Connect’s $3.0 million credit line, as well as certain of its vendor trade payables.

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

We may review strategic alliance or acquisition opportunities that would complement our current business or enhance our technological capabilities. Integrating any newly acquired businesses, technologies or services may be expensive and time-consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through borrowing money or completing public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of equity financings, may result in dilution to our shareholders’ ownership. We may not be able to operate any acquired businesses profitably or otherwise implement our growth strategy successfully. If we are unable to integrate any newly acquired entities or technologies effectively, our operating results could suffer. Future acquisitions could also result in incremental expenses and the incurrence of debt and contingent liabilities, any of which could harm our operating results. We may also incur costs in connection with potential strategic opportunities that are not consummated. Although we require potential strategic partners to agree to confidentiality and nondisclosure provisions, the use or disclosure of our confidential or proprietary information by such parties in violation of their confidentiality and nondisclosure obligations could harm our business.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

Based on the current requirements and our public float, we are not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act to obtain a report by our independent auditors opining on the effectiveness of our internal controls over financial reporting. If we fail to correct any issues in the design or operating effectiveness of internal controls over financial reporting or fail to prevent fraud, current and potential shareholders, customers and clients could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

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

Data security laws are becoming more stringent in the United States and abroad. Third parties are engaging in increased cyber-attacks against companies doing business on the Internet and individuals are increasingly subjected to identity and credit card theft on the Internet. If third parties or unauthorized employees are able to penetrate our network security or otherwise misappropriate our customers’ or our clients’ customers’ personal information or credit card information, or if we give third parties or our employees improper access to customers’ personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. This liability could also include claims for other misuses of personal information, including unauthorized marketing purposes. Liability for misappropriation of this information could decrease our profitability. In such circumstances, we also could be liable for failing to provide timely notice of a data security breach affecting certain types of personal information. In addition, the Federal Trade Commission and state agencies have brought numerous enforcement actions against Internet companies for alleged deficiencies in those companies’ privacy and data security practices, and they may continue to bring such actions. We could incur additional expenses if new regulations regarding the collection, use or storage of personal information are introduced or if government agencies investigate our privacy or security practices.

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

Our service fee revenue is primarily transaction based and fluctuates with the volume of transactions or level of sales of the products by our clients for whom we provide transaction management services. If we are unable to retain existing clients or attract new clients, or if we dedicate significant resources to clients whose business does not generate sufficient revenue or whose products do not generate substantial customer sales, our business may be materially adversely affected. Moreover, our ability to estimate service fee revenue for future periods is substantially dependent upon our clients’ and our own projections, the accuracy of which has been, and will continue to be, unpredictable. Therefore, our planning for client activity and targeted goals for service fee revenue and gross margin may be materially adversely affected by incomplete, delayed or inaccurate projections. In addition, many of our service agreements with our clients are terminable by the client at will. Therefore, we cannot assure you any of our clients will continue to use our services for any period of time. The loss of a significant amount of service fee revenue due to client terminations could have a material adverse effect on our ability to cover our costs and thus on our profitability. Many of our client service agreements contain minimum service level requirements and impose financial penalties if we fail to meet such requirements. The imposition of a substantial amount of such penalties could have a material adverse effect on our business and operations.

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

We rely on third party providers for a portion of our client services, and we are subject to various risks and liabilities if we are unable to continue our relationship with such providers, such providers do not provide the third party services or provide them in a manner that does not meet required service levels.

We currently, and may in the future, rely on third party providers to provide a portion of our end-to-end solution service offering. Although our end-to-end solution service clients generally approve in advance the designation of the third party provider and its provision of the third party services, under the terms of our contracts with our end-to-end solution service clients, we remain liable to provide such third party services and may be liable for the actions and omissions of such third party providers. In certain instances, our end-to-end solution service clients prepay in advance a portion of the service fees payable in respect of the third party services, and, under certain circumstances, including our breach or the breach by our third party provider of our or their respective obligations, we are liable to refund all or a portion of such prepaid fees. Consequently, in the event our third party provider fails to provide the third party services in compliance with required services levels, or otherwise breaches its obligations, or discontinues its business, whether as the result of bankruptcy, insolvency or otherwise, we may be required to provide such services at a higher cost to us and may otherwise be liable for various costs and expenses related to such event. In addition, any such failure may damage our reputation and otherwise result in a material adverse affect upon our business and financial condition.

We may incur liability for indemnification obligations under our contracts with our clients and business partners which may have a material adverse effect upon our business, results of operations and financial condition.

We include indemnification provisions in the contracts we enter into with our clients and business partners. Generally, the provisions require us to defend claims arising out of our infringement of third-party intellectual property rights, breach of contractual obligations and/or unlawful or otherwise culpable conduct, including breach of data security. The indemnity obligations generally cover damages, costs and attorneys’ fees arising out of such claims. In many instances, our indemnification obligations to our clients include the actions or omissions of our third-party service providers. Although we seek to limit our total liability under such provisions to either a portion of the value of the contract or a specified, agreed-upon amount, in some cases our total liability under such provisions is unlimited. Although in most cases our third party service providers indemnify us for their actions and omissions, such providers may dispute or be unable to satisfy their indemnification obligation to us. In addition, our indemnification obligation to our clients may be broader in scope, or may be subject to larger limitations of liability, than the indemnification obligation of our third party service providers to us. In most cases, the term of the indemnity provision is perpetual. If we are required to indemnify a claim in a material amount, or if a series of indemnification claims are in the aggregate a material amount, we may be required to expend significant resources to defend the claims, which may have a material adverse effect upon our business, results of operations and financial condition.

Our business is subject to the risk of customer and supplier concentration.

For 2012, two clients represented approximately 29% of our service fee revenue (excluding pass-through revenue) and 18% of consolidated revenue. We currently anticipate that both of these clients and other clients will reduce the level of services or terminate their relationship with us so that, unless we are able to increase our service fee revenue from other existing or new clients or adjust our operating costs, such reduction or termination of services will have a material adverse effect upon our business, results of operation and financial condition.

The majority of our Supplies Distributors product revenue is generated by sales of product purchased under distributor agreements with Ricoh. These agreements are terminable at will and no assurance can be given that Ricoh will continue the distributor agreements with Supplies Distributors. Supplies Distributors does not have its own sales force and relies upon Ricoh’s sales force and product demand generation activities for its sale of Ricoh product. As a result of certain operational restructuring of its business, Ricoh has implemented, and will continue to implement, certain changes in the sale and distribution of Ricoh products. The changes have resulted, and are expected to continue to result, in reduced revenues and profitability for Supplies Distributors in 2012 and 2013. Further reduction in the Ricoh business may have a material adverse effect on Supplies Distributors’ business and our overall financial condition.

Sales by Supplies Distributors to two customers in the aggregate accounted for approximately 27% of Supplies Distributors’ total product revenue for the year ended December 31, 2012 and 11% of consolidated net revenue. The loss of one or both of such customers, or non-payment of any material amount by these or any other customer, would have a material adverse effect upon Supplies Distributors’ business, results of operations and financial condition.

Our operating results are materially impacted by our client mix and the seasonality of their business.

Our business is materially impacted by our client mix and the seasonality of their business. Based upon our current client mix and their current projected business volumes, we anticipate our run rate service fee revenue business activity will be at its highest in the fourth quarter of our fiscal year. We are unable to predict how the seasonality of future clients’ business may affect our quarterly revenue and whether the seasonality may change due to modifications to a client’s business. As such, we believe results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.

Our systems may not accommodate significant growth in our number of clients.

Our success depends on our ability to handle a large number of transactions for many different clients in various product categories. We expect the volume of transactions will increase significantly as we expand our operations. In addition, client marketing programs, such as “secret sales” or “flash sales” often result in significant short-term spikes in transaction volumes. When this occurs, additional stress is placed upon our network hardware and software and our ability to efficiently manage our operations, and we cannot assure you of our ability to efficiently manage a large number of transactions. If we are not able to maintain an appropriate level of operating performance, we may be in breach of our client contractual obligations, develop a negative reputation, and impair existing and prospective client relationships and our business would be materially adversely affected.

We may not be able to recover all or a portion of our start-up costs associated with one or more of our clients.

We generally incur start-up costs in connection with the planning and implementation of business process solutions for our clients. Although we generally attempt to recover these costs from the client in the early stages of the client relationship, or upon contract termination if the client terminates without cause prior to full amortization of these costs, there is a risk that the client contract may not fully cover the start-up costs or that the client will terminate the contract for cause and withhold payment of any unamortized start-up costs. To the extent start-up costs exceed the start-up fees received, certain excess costs will be expensed as incurred. Additionally, in connection with new client contracts we generally incur capital expenditures associated with assets whose primary use is related to the client solution. There is a risk that the contract may end before expected and we may not recover the full amount of our capital costs.

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

The trading price of our common stock may be subject to wide fluctuations in response to quarter-to-quarter fluctuations in operating results, announcements of material adverse events, general conditions in our industry or the public marketplace and other events or factors, including the thin trading of our common stock. In addition, stock markets have experienced extreme price and trading volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many technology related companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. In addition, if our operating results differ from our announced guidance or the expectations of equity research analysts or investors, the price of our common stock could decrease significantly.

Our stock price could decline if a significant number of shares become available for sale.

As of December 31, 2012, we have an aggregate of 2.1 million stock options outstanding to employees, directors and others with a weighted average exercise price of $4.55 per share. The shares of common stock that may be issued upon exercise of these options may be resold into the public market. Sales of substantial amounts of common stock in the public market as a result of the exercise of these options, or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.

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

Our headquarters are located in Allen, Texas, a Dallas suburb.

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

Except for the Grapevine, Texas facility, which we manage on our client’s behalf, all of our facilities are leased and the material lease agreements generally contain one or more renewal options.

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

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed, and currently trades, on the NASDAQ Capital Market under the symbol “PFSW.” The following table sets forth for the period indicated the high and low sale price for the common stock as reported by NASDAQ:

	Price
	High	Low
Year Ended December 31, 2011
First Quarter	$5.22	$2.89
Second Quarter	$6.72	$4.15
Third Quarter	$5.50	$3.70
Fourth Quarter	$4.55	$2.15
Year Ended December 31, 2012
First Quarter	$4.37	$2.46
Second Quarter	$4.40	$2.31
Third Quarter	$3.20	$2.30
Fourth Quarter	$3.27	$2.14

As of March 11, 2013, there were approximately 3,500 shareholders, of which 128 were record holders of the common stock.

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

The following table summarizes information with respect to equity compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2012:

Plan category (1)	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	2,100,184	$4.55	1,407,231

(1)	See Note 5 to the Consolidated Financial Statements for more detailed information regarding the Company’s equity compensation plans.

The following table presents information with respect to purchases of our common stock made during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1-31	1,306	2.67	15,106	960,383
November 1-30	—	—	15,106	960,383
December 1-31	—	—	15,106	960,383

Total	1,306	$2.67	15,106	$960,383

(1)	On December 16, 2011, our Board of Directors authorized a stock repurchase program to acquire up to $1.0 million of our outstanding common stock, subject to any restrictions pursuant to the terms of our credit agreements or otherwise.

Item 6.	Selected Consolidated Financial Data

None

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Information

We have made forward-looking statements in this Report on Form 10-K. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “seek,” “strive,” “believe,” “expect,” “anticipate,” “predict,” “potential,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “target” and “estimate” or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to the Risk Factors set forth above or elsewhere in this Report on Form 10-K, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:

•	our ability to retain and expand relationships with existing clients and attract and implement new clients;

•	our reliance on the fees generated by the transaction volume or product sales of our clients;

•	our reliance on our clients’ projections, transaction volume or product sales;

•	our dependence upon our agreements with International Business Machines Corporation (“IBM”) and Ricoh:

•	our dependence upon our agreements with our major clients;

•	our client mix, their business volumes and the seasonality of their business;

•	our ability to finalize pending contracts;

•	the impact of strategic alliances and acquisitions;

•	trends in eCommerce, outsourcing, government regulation, both foreign and domestic, and the market for our services;

•	whether we can continue and manage growth;

•	increased competition;

•	our ability to generate more revenue and achieve sustainable profitability;

•	effects of changes in profit margins;

•	the customer and supplier concentration of our business;

•	the reliance on third-party subcontracted services;

•	the unknown effects of possible system failures and rapid changes in technology;

•	foreign currency risks and other risks of operating in foreign countries;

•	potential litigation;

•	our dependence upon key personnel;

•	the impact of new accounting standards and changes in existing accounting rules or the interpretations of those rules;

•	our ability to raise additional capital or obtain additional financing;

•	our ability, and the ability of our subsidiaries, to borrow under current financing arrangements and maintain compliance with debt covenants;

•	relationships with, and our guarantees of, certain liabilities and indebtedness of our subsidiaries; and

•	taxation on the sale of our products.

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

Overview

We are an international business process outsourcing provider of end-to-end eCommerce solutions. We provide these solutions to major brand name companies and others seeking to optimize their supply chain and to enhance their traditional and online business channels and initiatives. We derive our revenues by providing a broad range of services as we process individual business transactions on our clients’ behalf using three different seller services financial models: 1) the Enablement model, 2) the Agent (or Flash) model and 3) the Retail model.

We refer to the standard PFSweb seller services financial model as the Enablement model. In this model, our clients own the inventory and are the merchants of record and engage us to provide various business outsourcing services in support of their business operations. We derive our service fee revenues by providing a broad range of service offerings that include digital marketing, eCommerce technologies, order management, customer care, logistics and fulfillment, financial management and professional consulting. We offer our services as an integrated solution, which enables our clients to outsource their complete infrastructure needs to a single source and to focus on their core competencies. Our distribution services are conducted at warehouses we lease or manage. We currently provide infrastructure and distribution solutions to clients that operate in a range of vertical markets, including technology manufacturing, computer products, cosmetics, fragile goods, contemporary home furnishings, apparel, aviation, telecommunications, consumer electronics and consumer packaged goods, among others.

In this model, we typically charge for our services on a cost-plus basis, a percent of shipped revenue basis or a per-transaction basis, such as a per-labor hour basis for web-enabled customer contact center services and a per-item basis for fulfillment services. Additional fees are billed for other services. We price our services based on a variety of factors, including the depth and complexity of the services provided, the amount of capital expenditures or systems customization required, the length of contract and other factors.

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

As an additional service, we offer our second model, the Agent, or Flash, financial model, in which our clients maintain ownership of the product inventory stored at our locations. When a customer orders the product from our clients, a “flash” sale transaction passes product ownership to us for each order and we in turn immediately re-sell the product to the customer. The “flash” ownership exchange establishes us as the merchant of record, which enables us to use our existing merchant infrastructure to process sales to end customers, removing the need for the clients to establish these business processes internally, but permitting them to control the sales process to end customers. In this model, based on the terms of our current client arrangements, we record product revenue net of cost of product revenue.

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

Currently, any growth within our Retail model would primarily be driven by our ability to attract new distributor arrangements with Ricoh or other manufacturers, and the sales and marketing efforts of the manufacturers and third party sales partners. As a result of certain operational restructuring of its business, Ricoh has implemented, and will continue to implement, certain changes in the sale and distribution of Ricoh products. The changes have resulted, and are expected to continue to result, in reduced revenues and profitability under our Retail model in 2013.

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

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The results of operations related to the eCOST.com business unit that was sold in February 2011 have been reported as discontinued operations in 2011. The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenue (in millions).

			Change		% of Total Revenue
	2012	2011	$	%	2012		2011
Revenues:
Product revenue, net	$119.7	$162.4	$(42.7)	(26.3)%	42.5%		54.4%
Service fee revenue	120.4	95.4	25.0	26.3%	42.8%		31.9%
Pass-through revenue	41.4	41.0	0.4	1.0%	14.7%		13.7%

Total net revenues	281.5	298.8	(17.3)	(5.8)%	100.0%		100.0%

Cost of Revenues
Cost of product revenue	110.2	150.7	(40.5)	(26.9)%	92.0	%(1)	92.8%
Cost of service fee revenue	89.2	71.8	17.4	24.4%	74.1	%(2)	75.3%
Pass-through cost of revenue	41.4	41.0	0.4	1.0%	100.0	%(3)	100.0%

Total cost of revenues	240.8	263.5	(22.7)	(8.6)%	85.5%		88.2%

Product revenue gross profit	9.5	11.7	(2.2)	(18.4)%	8.0	%(1)	7.2%
Service fee gross profit	31.2	23.6	7.6	32.2%	25.9	%(2)	24.7%
Pass-through gross profit	—	—	—

Total gross profit	40.7	35.3	5.4	15.4%	14.5%		11.8%

Selling, General and Administrative Expenses	40.6	37.5	3.1	8.3%	14.4%		12.6%

Income (loss) from operations	0.1	(2.2)	2.3	105.5%	0.1%		(0.8)%
Interest expense, net	1.0	1.1	(0.1)	(8.9)%	0.4%		0.3%

Loss from continuing operations before income taxes	(0.9)	(3.3)	2.4	73.7%	(0.3)%		(1.1)%
Income tax expense, net	0.6	0.4	0.2	69.5%	0.2%		0.1%

Loss from continuing operations	(1.5)	(3.7)	2.2	58.9%	(0.5)%		(1.2)%
Income (loss) from discontinued operations, net of tax	—	(0.9)	0.9	100.0%	—%		(0.3)%

Net loss	$(1.5)	$(4.6)	$3.1	66.9%	(0.5)%		(1.5)%

(1)	Represents the percent of Product revenue, net.
(2)	Represents the percent of Service fee revenue.
(3)	Represents the percent of Pass-through revenue.

Product revenue, net. Product revenue decreased $42.7 million, or 26.3%, in 2012 as compared to the prior year. As a result of an operational restructuring of its business, Ricoh has implemented, and will continue to implement, certain changes in the sale and distribution of Ricoh products. The changes have resulted, and are expected to continue to result, in reduced revenues for Supplies Distributors in 2012 and 2013. We currently expect product revenue to be approximately $90 million to $95 million in 2013.

Service fee revenue. The increase in service fee revenue for the year ended December 31, 2012 as compared to the prior year was primarily due to increased service fees from both existing client relationships and new client relationships that began in 2012, partially offset by the impact of terminated clients. The change in service fee revenue, excluding pass-through revenue, is shown below ($ millions):

Year ended December 31, 2011	$95.4
New service contract relationships	4.0
Change in existing client service fees, including clients implemented during 2011	22.8
Terminated clients not included in 2012 revenue	(1.8)

Year ended December 31, 2012	$120.4

We currently expect our service fee revenue to be negatively impacted in 2013 by the conclusion or anticipated reduction of operations of several client programs. Based on current client projections, we currently expect the reduction in revenue derived from these client programs to be offset in part, but not in whole, by new or expanded client opportunities.

Cost of Product Revenue. Cost of product revenue decreased by $40.5 million, or 26.9%, to $110.2 million in 2012 as compared to the prior year. The resulting gross profit margin was $9.5 million or 8.0% of product revenue for the year ended December 31, 2012 and $11.7 million or 7.2% of product revenue for 2011. The gross profit was negatively impacted by reduced product revenue primarily attributable to the Ricoh restructuring activities, and we expect this to continue in 2013. The gross profit margin for 2012 and 2011 includes the impact of incremental gross margin earned on product sales resulting from certain product price increases and the impact of certain incremental inventory cost reductions.

Cost of Service Fee Revenue. Gross profit as a percentage of service fees was 25.9% in 2012 and 24.7% in 2011. The gross profit percentage increase is primarily due to a change in the client mix, improved operating efficiencies, including benefits of leveraging our infrastructure across increased service fee revenues, and an increased level of higher margin client project activity.

We target to earn an overall average gross profit of 25-30% on existing and new service fee contracts, but we have accepted, and may continue to accept, lower gross margin percentages on certain contracts depending on contract scope and other factors, including projected volumes. We expect that our service fee business gross profit will be negatively impacted in 2013 by the conclusion or anticipated reduction of operations of several client programs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $40.6 million, or 14.4% of total net revenues in the 2012 period and $37.5 million, or 12.6% of total net revenues in the prior year. The increase in expenses is primarily attributable to approximately $0.5 million of lease termination costs incurred in 2012 and approximately $0.9 million of relocation related costs relating to our facility relocations and expansions due to investments to support growth in our service fee business. In addition, our personnel related costs and professional fees increased as compared to 2011. In 2011 we incurred approximately $0.5 million of incremental relocation related costs necessary to support our growth.

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

Loss from Discontinued Operations, Net of Tax. Discontinued operations generated a loss of approximately $0.9 million in 2011. In February 2011, we sold substantially all of the inventory and certain intangible assets applicable to our eCOST business unit for a total aggregate cash purchase price of approximately $2.3 million. For 2011, we classified the operating results of this business unit, excluding costs expected to continue to occur in the future, as discontinued operations.

Supplies Distributors and its Subsidiaries

We conduct a portion of our Retail business model operations through Supplies Distributors and its subsidiaries, which act as distributors of various Ricoh and other products. We conduct these services through transaction management services agreements under which PFS provides transaction management and fulfillment services to Supplies Distributors and its subsidiaries. In addition to our equity investment in Supplies Distributors, we have also provided Supplies Distributors with a subordinated loan that, as of December 31, 2012, had an outstanding balance of $3.5 million.

Supplies Distributors paid us dividends of $1.0 million and $0.6 million in 2012 and 2011, respectively. Supplies Distributors has received lender approval to pay dividends of approximately $2.5 million in 2013, but pursuant to the terms of its amended credit agreements, is restricted from paying further cash dividends without the prior approval of its lenders. In addition, no distribution may be made if, after giving effect thereto, Supplies Distributors or its subsidiaries are in noncompliance with its financial covenants under its current facilities.

Liquidity and Capital Resources

During the year ended December 31, 2012, we generated $28.6 million of cash from operating activities primarily due to: a $7.3 million decrease in accounts receivable primarily related to reduced product revenue activity related to the change in sale and distribution of Ricoh products through our Supplies Distributors business; a $5.7 million reduction in inventories related to reduced product revenue; a $5.3 million increase in deferred rent related to tenant improvement allowances at certain new facilities; a $4.4 million decrease in prepaid expenses, and other receivables and other assets primarily related to a timing of receipts and a reduction of value-added tax receivable at our European subsidiary. Included in our cash flows from operating activities was also $9.3 million of cash income from continuing operations before working capital changes. These sources of cash were partially offset by a $3.3 million decrease in accounts payable, deferred revenue, accrued expenses and other liabilities following the timing of payments we make for products and services, payment processing and related transactions costs. At December 31, 2012, our accounts payable and accrued expense were approximately $5.0 million higher than normally expected due to the timing of various vendor and client reimbursement payments.

During the year ended December 31, 2011, we generated $4.3 million of cash income from continuing operations before working capital changes, $2.3 million in proceeds from the February 2011 sale of our eCOST business plus $1.3 million applicable to a reduction of eCOST inventory prior to the sale. In addition, we generated $3.4 million in proceeds due to a reduction in net inventories based on the timing of product sell-through and reduced inventory purchasing as a result of reduced Ricoh product revenue volumes. We also received proceeds from the issuance of common stock of $2.0 million from the exercise of stock options. These cash inflows were offset by an $11.5 million increase in accounts receivable resulting from the growth and holiday seasonal peak period billing activity of our services business, partially offset by a reduction in accounts receivable from eCOST customer collections in conjunction with the February 2011 sale of that business.

We incurred capital expenditures of $14.7 million, net of $7.3 million of property and equipment acquired under debt and capital lease financing, in 2012 and $7.6 million, net of $4.8 million of property and equipment acquired under debt and capital lease financing, in 2011, which primarily consisted of payments for internally developed software, technology, call center and distribution equipment, leasehold improvements, primarily related to our new corporate headquarters and call center facility, and furniture and fixtures. The leasehold improvements were primarily financed by the landlords through tenant allowances. Payments on capital leases and net payments on debt were $12.7 million and $2.4 million, respectively, in the aggregate during 2012 and 2011.

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

During 2012, our working capital decreased to $15.4 million from $20.4 million at December 31, 2011, primarily due to the funding of capital expenditures. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities or entering into new debt agreements. No assurances can be given we will be successful in obtaining any additional financing or the terms thereof. We currently believe our cash position, financing available under our credit facilities and funds generated from operations will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our current debt and lease obligations, and additional loans to our subsidiaries, if necessary, for at least the next twelve months.

In support of certain debt instruments and leases, as of December 31, 2012, we had $0.2 million of cash restricted for repayment to lenders. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain of our subsidiaries’ credit facilities. Many of these facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other credit facilities and agreements. These covenants include, among others, minimum levels of net worth, profitability and cash flow (as defined) and the restrictions on the ability of the borrower subsidiaries to advance funds to other borrower subsidiaries. As a result, it is possible for one or more of these borrower subsidiaries to fail to meet their respective covenants even if another borrower subsidiary otherwise has available excess funds which, if not restricted, could be used to cure the default. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity and we are not able to obtain a waiver, the lenders would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral and enforcement of payment under our parent guarantee. A requirement to accelerate the repayment of the credit facility obligations may have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all of such obligations. As of December 31, 2012, we were in compliance with all debt covenants. Further, any non-renewal of any of our credit facilities may have a material adverse impact on our business and financial condition. We do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.

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

We receive municipal tax abatements in certain locations. In prior years we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to our tax abatement. We disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against us and the timing of the related payments has not been finalized. As of December 31, 2012, we believe we have adequately accrued for the expected assessment.

In April 2010, a sales employee of our former subsidiary eCOST.com, was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. We received subpoenas from the Office of the U.S. Attorney requesting information regarding the employee and other matters, and have responded to such subpoenas and are fully cooperating with the Office of the U.S. Attorney. In August 2012, the employee pleaded guilty to a misdemeanor. Neither the Company nor eCOST have been charged with any criminal activity, and we intend to seek the recovery or reimbursement of the funds, that are currently classified as other receivables in the December 31, 2012 financial statements. Based on the information available to date, we are unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or our inability to recover such funds or any significant portion thereof, or any costs and expenses we may incur in connection with such matter will not have a material adverse effect upon our financial condition or results of operations.

On December 16, 2011, the Company announced a board approved stock repurchase program of up to $1 million of the outstanding shares of its common stock. As of the date of this report, we have purchased 15,106 shares under this program for a total of approximately $40,000. In considering whether to purchase shares under this program, the Company will consider, among other factors, the market price of the shares, the Company’s available cash balance and the Company’s anticipated cash needs.

Supplies Distributors Financing

To finance its distribution of Ricoh products in the U.S., Supplies Distributors has a short-term credit facility with IBM Credit LLC (“IBM Credit”) that provides financing for up to $20.0 million. We have provided a collateralized guarantee to secure the repayment of this credit facility. The IBM Credit facility does not have a stated maturity and both parties have the ability to exit the facility following a 90-day notice. The Company has direct vendor credit terms with Ricoh to finance Supplies Distributors European subsidiary’s inventory purchases.

Supplies Distributors also has a loan and security agreement with Wells Fargo Bank, National Association (“Wells Fargo”) to provide financing for up to $25.0 million of eligible accounts receivables in the United States and Canada. The Wells Fargo facility expires on the earlier of March 2014 or the date on which the parties to the Ricoh distributor agreement no longer operate under the terms of such agreement and/or Ricoh no longer supplies products pursuant to such agreement.

Supplies Distributors’ European subsidiary has a factoring agreement with BNP Paribas Fortis Factor (“BNP Paribas”) to provide factoring for up to 7.5 million Euros (approximately $9.9 million at December 31, 2012) of eligible accounts receivables through March 2014.

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

PFS Financing

Our PFS subsidiary has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”), which provides for up to $12.5 million ($10.0 million during certain non-seasonal peak months) of eligible accounts receivable financing through March 2014. The Comerica Agreement also provided for up to $3.0 million of eligible equipment financing (“Equipment Advances”). Outstanding Equipment Advances have a final maturity date of April 15, 2015. We entered into this Comerica Agreement to supplement our existing cash position, and provide funding for our current and future operations, including our targeted growth. The Comerica Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20.0 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement also limits PFS’ ability to increase the subordinated loan to Supplies Distributors to more than $5.0 million and permits PFS to advance incremental amounts to certain of its subsidiaries and/or affiliates subject to certain financial covenants, as defined. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb.

Retail Connect Financing

Retail Connect has an asset-based line of credit facility of up to $3.0 million with Wells Fargo, which is collateralized by substantially all of Retail Connect’s assets and expires in May 2013. The facility is expected to be renewed prior to its maturity. Borrowings under the facility and letter of credit availability are limited to a percentage of accounts receivable and inventory, up to specified amounts. As of December 31, 2012, Retail Connect had no borrowings or letters of credit outstanding and $0.3 million available credit under this facility. The credit facility restricts Retail Connect’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as a minimum tangible net worth for Retail Connect of $0, as defined. PFSweb has guaranteed all current and future obligations of Retail Connect under this line of credit.

Restricted Net Assets

Certain of our credit facilities contain various financial covenants and include covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, and place restrictions on the transfer of assets or the payment of dividends between us and our subsidiaries. At December 31, 2012 and 2011, we had restricted net assets of approximately $20.7 million and $20.1 million, respectively.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Inventory Management

In our Retail model, we manage our inventories held for sale by maintaining sufficient quantities of product to achieve high order fill rates while at the same time maximizing inventory turnover rates. Inventory balances will fluctuate as we add new product lines. To reduce the risk of loss due to supplier price reductions, Supplies Distributors’ distributor agreement provides for price protection under which it receives credits if the supplier lowers prices on previously purchased inventory.

Seasonality

The seasonality of our service fee business is dependent upon the seasonality of our clients’ business and sales of their products. Accordingly, we must rely upon the projections of our clients in assessing quarterly variability. We believe that with our current client mix and their current business volumes, our run rate service fee business activity, which is dependent upon the business volume of our clients, will be generally highest during the quarter ended December 31. We anticipate our product revenue will be highest during the quarter ended December 31. We believe our historical revenue pattern makes it difficult to predict the effect of seasonality on our future revenues and results of operations.

We believe that results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.

Inflation

Management believes inflation has not had a material effect on our operations.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. If there is a significant unfavorable change to current conditions, it would likely result in a material adverse impact to our business, operating results and financial condition. We evaluate our estimates and assumptions on an ongoing basis. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances. All of our significant accounting policies are disclosed in the notes to our consolidated financial statements.

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

Allowances for doubtful accounts totaled $0.5 million and $0.7 million at December 31, 2012 and 2011, respectively. We believe our allowances for doubtful accounts are adequate to cover anticipated losses under current conditions; however, uncertainties regarding changes in the financial condition of our clients and customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required.

Inventory Reserves

Inventories (merchandise, held for resale, all of which are finished goods) are stated at the lower of weighted average cost or market. Supplies Distributors and its subsidiaries assume responsibility for slow-moving inventory under certain distributor agreements, subject to certain termination rights, but have the right to return product rendered obsolete by engineering changes, as defined. We review inventories for impairment on a periodic basis, but at a minimum, annually. Recoverability of the inventory on hand is measured by comparisons of the carrying value to the fair value of the inventory. This requires us to record provisions and maintain reserves for excess or obsolete inventory. If write-downs of inventories are necessary, the cost basis of that inventory is adjusted. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand and market conditions. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. At December 31, 2012 and 2011, our allowance for slow moving inventory was $1.8 million and $1.6 million at each year-end, respectively. We believe our reserves are adequate to cover anticipated losses under current conditions. Significant or unanticipated changes to our estimates and forecasts, either adverse or positive, could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required.

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

Because we operate in multiple countries, we are subject to the jurisdiction of multiple domestic and foreign tax authorities. Determination of taxable income in any jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact on the amount of income taxes that we provide during any given year.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PFSweb, Inc.:

We have audited the accompanying consolidated balance sheets of PFSweb, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the years then ended. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a) (1). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PFSweb, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Dallas, Texas

April 1, 2013

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,626	$17,695
Restricted cash	283	827
Accounts receivable, net of allowance for doubtful accounts of $450 and $663 at December 31, 2012 and 2011, respectively	45,684	52,679
Inventories, net of reserves of $1,789 and $1,555 at December 31, 2012 and 2011, respectively	24,654	30,487
Other receivables	7,675	11,915
Prepaid expenses and other current assets	4,346	4,697

Total current assets	102,268	118,300

PROPERTY AND EQUIPMENT, net	27,917	14,945
OTHER ASSETS	3,286	3,127

Total assets	$133,471	$136,372

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$16,660	$23,939
Trade accounts payable	40,493	48,544
Deferred revenue	6,648	6,766
Accrued expenses	23,097	18,657

Total current liabilities	86,898	97,906

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	5,400	3,583
DEFERRED REVENUE	7,562	5,908
DEFERRED RENT	5,560	901

Total liabilities	105,420	108,298

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 12,812,386 and 12,782,907 shares issued at December 31, 2012 and 2011, respectively; and 12,778,919 and 12,764,546 outstanding at December 31, 2012 and 2011, respectively	13	13
Additional paid-in capital	106,018	104,645
Accumulated deficit	(79,409)	(77,898)
Accumulated other comprehensive income	1,554	1,399
Treasury stock at cost, 33,467 and 18,361 shares at December 31, 2012 and 2011, respectively	(125)	(85)

Total shareholders’ equity	28,051	28,074

Total liabilities and shareholders’ equity	$133,471	$136,372

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31

(In thousands, except per share data)

	2012	2011
REVENUES:
Product revenue, net	$119,740	$162,447
Service fee revenue	120,433	95,345
Pass-through revenue	41,390	40,974

Total revenues	281,563	298,766

COSTS OF REVENUES:
Cost of product revenue	110,183	150,738
Cost of service fee revenue	89,249	71,751
Cost of pass-through revenue	41,390	40,974

Total costs of revenues	240,822	263,463

Gross profit	40,741	35,303
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, including stock based compensation expense of $1,325 and $1,402 in the years ended December 31, 2012 and 2011, respectively	40,620	37,512

Income (loss) from operations	121	(2,209)
INTEREST EXPENSE, net	988	1,085

Loss from continuing operations before income taxes	(867)	(3,294)
INCOME TAX EXPENSE	644	380

NET LOSS FROM CONTINUING OPERATIONS	(1,511)	(3,674)
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(892)

NET LOSS	$(1,511)	$(4,566)

LOSS PER SHARE FROM CONTINUING OPERATIONS:
Basic	$(0.12)	$(0.29)

Diluted	$(0.12)	$(0.29)

LOSS PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$0.00	$(0.07)

Diluted	$0.00	$(0.07)

NET LOSS PER SHARE:
Basic	$(0.12)	$(0.36)

Diluted	$(0.12)	$(0.36)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	12,777	12,574

Diluted	12,777	12,574

COMPREHENSIVE LOSS:
Net Loss	$(1,511)	$(4,566)
Foreign currency translation adjustment	155	(127)

TOTAL COMPREHENSIVE LOSS	$(1,356)	$(4,693)

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity
Balance, December 31, 2010	12,255,064	$12	$101,229	$(73,332)	$1,526	18,361	$(85)	$29,350
Net loss	—	—	—	(4,566)	—	—	—	(4,566)
Stock-based compensation expense	—	—	1,402	—	—	—	—	1,402
Issuance of common stock	527,843	1	2,014	—	—	—	—	2,015
Other comprehensive loss— foreign currency translation adjustment	—	—	—	—	(127)	—	—	(127)

Balance, December 31, 2011	12,782,907	13	104,645	(77,898)	1,399	18,361	(85)	28,074
Net loss	—	—	—	(1,511)	—	—	—	(1,511)
Stock-based compensation expense	—	—	1,325	—	—	—	—	1,325
Purchase of treasury stock	—	—	—	—	—	15,106	(40)	(40)
Issuance of common stock	29,479	—	48	—	—	—	—	48
Other comprehensive loss— foreign currency translation adjustment	—	—	—	—	155	—	—	155

Balance, December 31, 2012	12,812,386	$13	$106,018	$(79,409)	$1,554	33,467	$(125)	$28,051

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

(In thousands)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,511)	$(4,566)
Loss from discontinued operations	—	(892)

Loss from continuing operations	(1,511)	(3,674)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,248	6,344
Provision for doubtful accounts	(130)	(11)
Provision for excess and obsolete inventory	353	187
Deferred income taxes	(18)	70
Stock-based compensation expense	1,325	1,402
Changes in operating assets and liabilities:
Restricted cash	(76)	185
Accounts receivable	7,315	(11,500)
Inventories, net	5,650	3,394
Prepaid expenses, other receivables and other assets	4,420	989
Deferred rent	5,273	1,040
Accounts payable, deferred revenue, accrued expenses and other liabilities	(3,264)	(1,146)

Net cash provided by (used in) continuing operating activities	28,585	(2,720)
Net cash provided by discontinued operating activities	—	1,875

Net cash provided by (used in) operating activities	28,585	(845)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,712)	(7,550)
Proceeds from sale of eCOST subsidiary	—	2,327

Net cash used in investing activities	(14,712)	(5,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	48	2,015
Purchase of treasury stock	(40)	—
Decrease in restricted cash	620	841
Payments on capital lease obligations	(2,125)	(1,110)
Proceeds from (payments on) debt, net	(10,582)	3,535

Net cash provided by (used in) financing activities	(12,079)	5,281

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	137	52

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,931	(735)
CASH AND CASH EQUIVALENTS, beginning of year	17,695	18,430

CASH AND CASH EQUIVALENTS, end of year	$19,626	$17,695

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under debt and capital leases	$7,310	$4,801

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

Supplies Distributors Overview

Supplies Distributors and PFSweb operate under distributor agreements with Ricoh Company Limited and Ricoh Production Print Solutions, a strategic business unit within the Ricoh Family Group of Companies, (collectively hereafter referred to as “Ricoh”) under which Supplies Distributors acts as a distributor of various Ricoh products. Substantially all of Supplies Distributors’ revenue is generated by its sale of product purchased from Ricoh.

Supplies Distributors has obtained financing (see Notes 3 and 4) that allows it to fund the working capital requirements for the sale of primarily Ricoh products. Pursuant to the transaction management services agreements between PFSweb and Supplies Distributors, PFSweb provides to Supplies Distributors transaction management and fulfillment services, such as managed web hosting and maintenance, procurement support, web-enabled customer contact center services, customer relationship management, financial services including billing and collection services, information management, and international distribution services. Supplies Distributors does not have its own sales force and relies upon Ricoh’s sales force and product demand generation activities for its sale of Ricoh products. Supplies Distributors sells its products in the United States, Canada and Europe.

All of the agreements between PFSweb and Supplies Distributors were made in the context of a related party relationship and were negotiated in the overall context of PFSweb’s and Supplies Distributors’ arrangement with Ricoh. Although management believes the terms of these agreements are generally consistent with fair market values, there can be no assurance that the prices charged to or by each company under these arrangements are not higher or lower than the prices that may be charged by, or to, unaffiliated third parties for similar services. All of these transactions are eliminated upon consolidation.

eCOST Overview

Until February 2011, the Company operated eCOST primarily as a multi-category online discount retailer of new, “close-out” and recertified brand-name merchandise, which sold products primarily to customers in the United States. In February 2011 the Company sold substantially all of the inventory and certain intangible assets of the eCOST discount retailer business unit for a cash purchase price of $2.3 million (before expenses of approximately $0.2 million) and the assumption by the purchaser of certain limited liabilities of eCOST. The purchase price represented approximately $1 million for inventory and the balance for the intangible assets. In connection with the closing of this business unit, the Company incurred exit costs of approximately $0.4 million related to employee termination costs, excess property and equipment and certain contract termination costs. The Company also recorded approximately $0.3 million in early exist costs associated with an eCOST facility. In 2011, the Company reported the operating results of the eCOST discount retailer business unit, excluding costs expected to continue to

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

occur in the future, as discontinued operations (see Note 12). The remaining assets and business operations of eCOST are conducted under the name PFSweb Retail Connect, which provides certain services, primarily under a product ownership based model, to certain of the Company’s client relationships.

Certain prior period data on the balance sheet and statement of cash flows has been reclassified to conform to the current year presentation of long-term deferred rent and deferred revenue, each of which was previously classified as other liabilities. These reclassifications had no effect on previously reported net income (loss) or total shareholders equity.

2. Significant Accounting Policies

Principles of Consolidation

All intercompany accounts and transactions have been eliminated in consolidation.

Investment in Affiliates

Priority Fulfillment Services, Inc. (“PFS”), a wholly-owned subsidiary of PFSweb, has made advances to Supplies Distributors that are evidenced by a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Subordinated Note cannot be increased to more than $5.0 million or decreased to less than $3.5 million without prior approval of certain of the Company’s lenders (see Notes 3 and 4). As of both December 31, 2012 and 2011, the outstanding balance of the Subordinated Note was $3.5 million. The Subordinate Note is eliminated in the Company’s consolidated financial statements.

PFS has also made advances to Retail Connect, which aggregated $11.1 million as of both December 31, 2012 and 2011. Certain terms of the Company’s debt facilities provide that the total advances to Retail Connect may not be less than $2.0 million without prior approval of Retail Connect’s lender, if needed. PFS has received the approval of its lender to advance incremental amounts to certain of its subsidiaries and/or affiliates, including Retail Connect, if needed, subject to certain financial covenants, as defined. PFSweb, Inc. has also advanced to Retail Connect an additional $8.2 million and $7.9 million as of December 31, 2012 and 2011, respectively. As of December 31, 2012, PFSweb, Inc. has approximately $5.4 million available to be advanced to Retail Connect and/or other affiliates. All of these advances are eliminated upon consolidation.

Use of Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The recognition and allocation of certain revenues and selling, general and administrative expenses in these consolidated financial statements also require management estimates and assumptions.

Estimates and assumptions about future events and their effects cannot be determined with certainty. The Company bases its estimates on historical experience and various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as the operating environment changes. These changes have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. Based on a critical assessment of accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes the Company’s consolidated financial statements are fairly stated in accordance with US GAAP, and provide a fair presentation of the Company’s financial position and results of operations.

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

Under its distributor agreements (see Note 6), Supplies Distributors bills Ricoh for reimbursements of certain expenses, including: pass-through customer marketing programs, including rebates and coop funds; certain freight costs; direct costs incurred in passing on any price decreases offered by Ricoh to Supplies Distributors or its customers to cover price protection and certain special bids; the cost of products provided to replace defective product returned by customers; and certain other expenses as defined. Supplies Distributors includes these reimbursable amounts as they are incurred with a corresponding reduction in either inventory or cost of product revenue. Supplies Distributors also reflects pass-through customer marketing programs as a reduction of both product revenue and cost of product revenue.

The Company’s service fee revenue primarily relates to its (1) distribution services, (2) order management/customer care services and (3) the reimbursement of out-of-pocket and third-party expenses. The Company typically charges its service fee revenue on a cost-plus basis, a percent of shipped revenue basis or a per transaction basis, such as a per item basis for fulfillment services or a per labor hour basis for web-enabled customer contact center services. Additional fees are billed for other services.

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

The Company primarily performs its services under one- to three-year contracts that can generally be terminated by either party. In conjunction with these long-term contracts, the Company sometimes receives start-up fees to cover its implementation costs, including certain technology infrastructure and development costs. The Company defers the fees received, and the related costs, and amortizes them over the life of the contract. The amortization of deferred revenue is included as a component of service fee revenue. The amortization of deferred implementation

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

costs is included as a cost of service fee revenue. To the extent implementation costs for non-technology infrastructure and development exceed the corresponding fees received, the excess costs are expensed as incurred. The following summarizes the deferred implementation revenues and costs, excluding technology and development costs that are included in property and equipment (in thousands):

	December 31, 2012	December 31, 2011
Deferred implementation revenues
Current	$6,573	$6,749
Non-current	7,562	5,907

	$14,135	$12,656

Deferred implementation costs
Current	$1,833	$1,969
Non-current	1,834	1,904

	$3,667	$3,873

Current and non-current deferred implementation costs, excluding technology and development costs, are a component of prepaid expenses and other current assets and other assets, respectively. Current and non-current deferred implementation revenues may precede the timing of when the related implementation costs are incurred, and thus deferred.

Concentration of Business and Credit Risk

No product revenue customer or service fee client relationship represented over 10% of the Company’s consolidated total net revenue during the years ended December 31, 2012 or 2011 nor more than 10% of the Company’s accounts receivable at either December 31, 2012 or 2011. A summary of the customer and client concentrations is as follows:

	December 31, 2012	December 31, 2011
Product Revenue (as a percentage of Total Product Revenue):
Customer 1	15%	16%
Customer 2	12%	9%
Service Fee Revenue (as a percentage of Total Service Fee Revenue):
Client 1	15%	15%
Client 2	14%	16%

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

The Company has multiple arrangements with International Business Machines Corporation (“IBM”) and Ricoh, and is dependent upon the continuation of such arrangements. These arrangements, which are critical to the Company’s ongoing operations, include Supplies Distributors’ distributor agreements and certain of Supplies Distributors’ working capital financing agreements. Substantially all of Supplies Distributors’ revenue is generated by its sale of product purchased from Ricoh. Supplies Distributors also relies upon Ricoh’s sales force and product demand generation activities and the discontinuance of such services would have a material impact upon Supplies Distributors’ business. In addition, Supplies Distributors has product sales to IBM and Ricoh business affiliates.

As a result of certain operational restructuring of its business, Ricoh has implemented, and will continue to implement, certain changes in the sale and distribution of Ricoh products. The changes have resulted, and are expected to continue to result, in reduced revenues and profitability for Supplies Distributors in 2012 and 2013.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Cash and Cash Equivalents

Cash equivalents are defined as short-term highly liquid investments with original maturities, when acquired, of three months or less.

Restricted Cash

Restricted cash includes the following items (in thousands):

	December 31, 2012	December 31, 2011
Customer remittances	$283	$689
Other	—	138

Total restricted cash	$283	$827

In conjunction with certain of its financing agreements, Supplies Distributors has granted to its lenders a security interest in certain customer remittances received in specified bank accounts (see Note 4). At December 31, 2012 and 2011, these bank accounts held $0.2 million and $0.6 million, respectively, which was restricted and can only be used to reduce the outstanding debt.

Other Receivables

Other receivables include $6.5 million and $9.7 million as of December 31, 2012 and 2011, respectively, primarily for amounts due from Ricoh and IBM for costs incurred by the Company under the distributor agreements (see Note 6). In addition, other receivables include $0.6 million and $1.6 million as of December 31, 2012 and 2011, respectively, applicable to value added tax receivables.

Inventories

Inventories (all of which are finished goods) are stated at the lower of weighted average cost or market. The Company establishes inventory reserves based upon estimates of declines in values due to inventories that are slow moving or obsolete, excess levels of inventory or values assessed at lower than cost.

Supplies Distributors assumes responsibility for slow-moving inventory under its Ricoh distributor agreements, subject to certain termination rights, but has the right to return product rendered obsolete by engineering changes, as defined (see Note 6). In the event PFSweb, Supplies Distributors and Ricoh terminate the distributor agreements, the agreements provide for the parties to mutually agree on a plan of disposition of Supplies Distributors’ then existing inventory.

Supplies Distributors’ inventories include merchandise in-transit that has not been received by the Company but that has been shipped and invoiced by Supplies Distributors’ vendors. The corresponding payable for inventories in-transit is included in accounts payable in the accompanying consolidated financial statements.

The Company reviews inventory for impairment on a periodic basis, but at a minimum annually. Recoverability of the inventory on hand is measured by comparison of the carrying value of the inventory to the fair value of the inventory. The allowance for slow moving inventory was $1.8 million and $1.6 million as of December 31, 2012 and 2011, respectively.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Property and Equipment

The components of property and equipment as of December 31, 2012 and 2011 are as follows (in thousands):

	December 31, 2012	December 31, 2011	Depreciable Life
Purchased and capitalized software costs	$35,024	$26,875	3-5 years
Furniture and fixtures	22,378	20,473	2-10 years
Computer equipment	14,035	11,114	3-5 years
Leasehold improvements	13,229	8,926	3-10 years
Other	2,953	1,732	3-5 years

	87,619	69,120
Less-accumulated depreciation and amortization	(59,702)	(54,175)

Property and equipment, net	$27,917	$14,945

The Company makes judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company records impairment losses, if any, in the period in which the Company determines the carrying amount is not recoverable. Recoverability of any assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. This may require the Company to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review. During 2012 and 2011, no impairment of property and equipment was identified or recorded.

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Capitalized implementation costs are depreciated over the respective client contract periods. Leasehold improvements are amortized over the shorter of the useful life of the related asset or the remaining lease term. Depreciation and amortization expense related to property and equipment, excluding capital leases and amounts included in discontinued operations, during 2012 and 2011 was $7.0 million and $5.2 million, respectively.

The Company’s property held under capital leases amount to approximately $5.1 million and $3.4 million, net of accumulated amortization of approximately $2.6 million and $1.6 million, at December 31, 2012 and 2011, respectively. Depreciation and amortization expense related to capital leases during 2012 and 2011 was $2.2 million and $1.1 million, respectively. In addition, during 2012, PFS incurred approximately $6.0 million of leasehold improvements at certain of its leased facilities that will be amortized over the shorter of the asset’s useful lives or the lease terms and were primarily financed via tenant allowances that will also be amortized over the lease terms.

Operating Leases

The Company leases certain real estate for its warehouse, call center and corporate offices, as well as certain equipment under non-cancelable operating leases that expire at various dates through 2022. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other similar leases. The Company recognizes escalating lease payments on a straight-line basis over the term of each respective lease, with the difference between cash payments and rent expense recognized being recorded as deferred rent in the accompanying consolidated balance sheets.

Foreign Currency Translation and Transactions

For the Company’s Canadian and European operations, the local currency is the functional currency. All assets and liabilities are translated at exchange rates in effect at the end of the period, and income and expense items are translated at the average exchange rates on a monthly basis.

The Company includes currency gains and losses on short-term intercompany advances in the determination of net income and loss. The Company reports gains and losses on intercompany foreign currency transactions that are of a long-term investment nature as a separate component of shareholders’ equity.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Income Taxes

For federal income tax purposes, tax years that remain subject to examination include years 2009 through 2012. However, the utilization of net operating loss (“NOL”) carryforwards that arose prior to 2009 remain subject to examination through the years such carryforwards are utilized. For Europe, tax years that remain subject to examination include years 2010 to 2012. However, the utilization of NOL carryforwards that arose prior to 2009 remain subject to examination through the years such carryforwards are utilized. For Canada, tax years that remain subject to examination include years 2004 to 2012, depending on the subsidiary. For state income tax purposes, the tax years that remain subject to examination include years 2006 to 2012, depending upon the jurisdiction in which the Company files tax returns. The Company and its subsidiaries have various income tax returns in the process of examination or administrative appeals. The Company does not expect these examinations will result in unrecognized tax benefits.

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, debt and capital lease obligations, approximate their fair values based on short terms to maturity or current market prices and interest rates.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments.

Net Loss Per Common Share

Basic and diluted net loss per share are computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Stock options not included in the calculation of diluted net loss per share for the years ended December 31, 2012 and 2011, were 2.1 million and 2.2 million, respectively, as the effect would be anti-dilutive.

Cash Paid For Interest and Taxes During Year

The Company made payments for interest of approximately $1.0 million in each of the years ended December 31, 2012 and 2011 (see Notes 3 and 4). Income tax payments of approximately $0.6 million and $0.4 million were made during each of the years ended December 31, 2012 and 2011, respectively (see Note 8).

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

3. Vendor Financing

Outstanding obligations under vendor financing arrangements consist of the following (in thousands):

	December 31,	December 31,
	2012	2011
Inventory and working capital financing agreements:
United States	$11,890	$18,119
Europe	—	9,143

Total	$11,890	$27,262

Inventory and Working Capital Financing Agreement, United States

Supplies Distributors has a short-term credit facility with IBM Credit LLC (“IBM Credit”) to finance its distribution of Ricoh products in the United States, providing financing for eligible Ricoh inventory and certain receivables up to $20.0 million. The agreement has no stated maturity date and provides either party the ability to exit the facility following a 90-day notice. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility as accounts payable in the consolidated balance sheets. As of December 31, 2012, Supplies Distributors had $2.4 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $3.5 million and the Company is required to maintain a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (3.75% as of both December 31, 2012 and 2011). The facility also includes a monthly service fee.

Inventory and Working Capital Financing Agreement, Europe

Supplies Distributors’ European subsidiary had a short-term credit facility with IBM Belgium Financial Services S.A. (“IBM Belgium”) to finance its distribution of Ricoh products in Europe that expired in June 2012. The asset-based credit facility with IBM Belgium provided up to 10.0 million Euros in inventory financing and cash advances through its expiration. Given the structure of the facility with IBM Belgium, and as outstanding inventory financing balances were repaid within twelve months, the Company has classified the outstanding inventory financing amounts under this facility as accounts payable in the consolidated balance sheets. Beginning in 2012, the Company replaced this credit facility with direct vendor credit terms from Ricoh to finance Supplies Distributors’ European subsidiary’s inventory purchases.

4. Debt and Capital Lease Obligations:

Outstanding debt and capital lease obligations consist of the following (in thousands):

	December 31,	December 31,
	2012	2011
Loan and security agreements, United States:
Supplies Distributors	$3,264	$7,245
PFS	11,077	12,044
Credit facility—Retail Connect	—	—
Factoring agreement, Europe	—	2,373
Master lease agreements	6,648	3,886
Other	1,071	1,974

Total	22,060	27,522
Less current portion of long-term debt	16,660	23,939

Long-term debt, less current portion	$5,400	$3,583

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Loan and Security Agreement – Supplies Distributors

Supplies Distributors has a loan and security agreement with Wells Fargo Bank, National Association (“Wells Fargo”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of December 31, 2012, Supplies Distributors had $2.9 million of available credit under this agreement. The Wells Fargo facility expires on the earlier of March 2014 or the date on which the parties to the Ricoh distributor agreement (see Note 6) no longer operate under the terms of such agreement and/or Ricoh no longer supplies products pursuant to such agreement. Borrowings under the Wells Fargo facility accrue interest at prime rate plus 0.25% to 0.75% (3.75% as of December 31, 2012) or Eurodollar rate plus 2.5% to 3.0%, dependent on excess availability and subject to a minimum of 3.0%, as defined. The interest rate as of December 31, 2012 was 3.75% for $1.26 million and 3.0% for $2.0 million of outstanding borrowings. As of December 31, 2011, the interest rate was 3.75% for $5.2 million and 3.02% for $2.0 million of outstanding borrowings. This agreement contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guarantee of PFSweb. Additionally, PFS is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $3.5 million and may not maintain restricted cash of more than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks and Wells Fargo pursuant to which a security interest was granted to Wells Fargo for all U.S. and Canadian customer remittances received in specified bank accounts. At December 31, 2012 and 2011, these bank accounts held $0.2 million and $0.6 million, respectively, which was restricted for payment to Wells Fargo.

Loan and Security Agreement – PFSweb

PFS has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”). The Comerica Agreement provides for up to $12.5 million ($10.0 million during certain non-seasonal peak months) of eligible accounts receivable financing (“Working Capital Advances”) through March 2014. The Comerica Agreement also provides for up to $3.0 million of eligible equipment purchases (“Equipment Advances”) through January 2013, with principal payments due through April 2015. As of December 31, 2012, PFS had $3.9 million of available credit under the Working Capital Advance portion of this facility and no remaining availability for Equipment Advances. Borrowings under the Working Capital Advance portion of this Comerica Agreement accrue interest at prime rate plus 2% (5.25% at both December, 31, 2012 and 2011), while the Equipment Advances accrue interest at prime rate plus 2.25% (5.5% at both December 31, 2012 and 2011). The Comerica Agreement contains cross default provisions, various restrictions upon PFS’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the Subordinated Note receivable from Supplies Distributors to a maximum of $5.0 million. Comerica has provided approval for PFS to advance incremental amounts subject to certain financial covenants, as defined, to certain of its subsidiaries and/or affiliates, if needed. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb, Inc.

Credit Facility – Retail Connect

Retail Connect has an asset-based line of credit facility of up to $3.0 million from Wells Fargo through May 2013, which is collateralized by substantially all of Retail Connect’s assets. Borrowings under the facility are limited to a percentage of eligible accounts receivable and inventory, up to a specified amount. Outstanding borrowings

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

under the facility bear interest at prime rate plus 1% or Eurodollar rate plus 3.5%. There were no outstanding borrowings as of December 31, 2012 or 2011. As of December 31, 2012, Retail Connect had $0.3 million available credit under this facility. In connection with the line of credit, Retail Connect entered into a cash management arrangement whereby Retail Connect’s operating accounts are considered restricted and swept and used to repay outstanding amounts under the line of credit, if any. The credit facility restricts Retail Connect’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, and requires a minimum tangible net worth for Retail Connect of $0, as defined. PFSweb has guaranteed all current and future obligations of Retail Connect under this line of credit.

Factoring Agreement

Supplies Distributors’ European subsidiary has a factoring agreement with BNP Paribas Fortis Factor (“BNP Paribas”) that provides factoring for up to 7.5 million Euros (approximately $9.9 million at December 31, 2012) of eligible accounts receivables through March 2014. This factoring agreement is accounted for as a secured borrowing. As of December 31, 2012, Supplies Distributors’ European subsidiary had approximately 1.4 million Euros (approximately $1.8 million) of available credit under this agreement. Borrowings accrue interest at Euribor plus 0.7% (0.8% at December 31, 2012).

Debt Covenants

To the extent the Company or any of its subsidiaries fail to comply with its covenants applicable to its debt or vendor financing obligations, including the monthly financial covenant requirements, such as profitability and cash flow, and required level of shareholders’ equity or net worth (as defined), the Company would be required to obtain a waiver from the lender or the lender would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral and enforcement of payment under the Company parent guarantee. Any acceleration of the repayment of the credit facilities may have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. At December 31, 2012 and 2011, the Company had restricted net assets of approximately $20.7 million and $20.1 million, respectively. As of December 31, 2012, the Company was in compliance with all debt covenants.

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

Debt and Capital Lease Maturities

The Company’s aggregate maturities of debt subsequent to December 31, 2012 are as follows (in thousands):

Fiscal year ended December 31,
2013	$14,208
2014	1,870
2015	731
2016	90
Thereafter	—

Total	$16,899

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following is a schedule of the Company’s future minimum lease payments under the capital leases, together with the present value of the net minimum lease payments as of December 31, 2012 (in thousands):

Fiscal year ended December 31,
2013	$2,641
2014	1,866
2015	667
2016	252
2017	44
Thereafter	–

Total minimum lease payments	$5,470
Less amount representing interest at rates ranging from 4.5% to 9.3%	(309)

Present value of net minimum lease payments	5,161
Less: Current portion	(2,452)

Long-term capital lease obligations	$2,709

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

Stock-based compensation charged against income was $1.3 million and $1.4 million for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, there was $1.0 million of total unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 1 year.

The Company has an Employee Stock and Incentive Plan and an Outside Director Stock Option and Retainer Plan, under which an aggregate of 4,142,341 shares of common stock have been authorized for issuance (the “Stock Options Plans”) and an outstanding stock option agreement under which 7,446 shares were originally authorized for issuance. The Stock Option Plans provide for the granting of incentive awards in the form of stock options to directors, executive management, key employees, and outside consultants of the Company. The rights to purchase shares under the employee stock option agreements typically vest over a three-year period, one-twelfth each quarter. Stock options must be exercised within 10 years from the date of grant. Stock options are generally issued such that the exercise price is equal to the market value of the Company’s common stock at the date of grant. The Company uses newly issued shares of common stock to satisfy option exercises.

As of December 31, 2012, there were 1,407,231 shares available for future grants under the Stock Option Plans.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table summarizes stock option activity under the Stock Option Plans:

	Shares	Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2011	2,167,852	$1.01—$13.91	$4.56
Granted	76,000	$2.54—$ 3.11	$2.63
Exercised	(29,479)	$1.01—$1.83	$1.62
Canceled	(114,189)	$1.46—$12.08	$4.57

Outstanding, December 31, 2012	2,100,184	$1.01—$13.91	$4.55

Exercisable, December 31, 2012	1,719,108	$1.01—$13.91	$4.56	6.0	$0.4

Exercisable and expected to vest, December 31, 2012	2,039,979	$1.01—$13.91	$4.56	5.5	$0.4

The weighted average fair value per share of options granted during the years ended December 31, 2012 and 2011 was $1.84 and $3.55, respectively. The total intrinsic value of options exercised under the Stock Option Plans was $0.1 million during the year ended December 31, 2012.

Fair Value

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants of options under the Stock Option Plans:

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Expected dividend yield	—	—
Expected stock price volatility	82% - 83%	82% - 83%
Weighted average stock price volatility	83%	84%
Risk-free interest rate	0.9% - 1.1%	1.2% - 2.6%
Expected life of options (years)	6	6

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

6. Distributor Agreements

Supplies Distributors, PFSweb and Ricoh have entered into distributor agreements under which Supplies Distributors acts as a distributor of various products, primarily Ricoh products, and PFSweb provides transaction management and fulfillment services to Supplies Distributors. The distributor agreements are subject to periodic renewals, the next of which is in December 2013. Under the distributor agreements, Ricoh sells product to Supplies Distributors and reimburses Supplies Distributors for certain freight costs, direct costs incurred in passing on any price decreases offered by Ricoh to Supplies Distributors or its customers to cover price protection and certain special bids, the cost of products provided to replace defective product returned by customers and other certain expenses as defined. Supplies Distributors can return to Ricoh product rendered obsolete by Ricoh engineering changes after customer demand ends. Ricoh determines when a product is obsolete. Ricoh and Supplies Distributors also have agreements under which Ricoh reimburses or collects from Supplies Distributors amounts calculated in certain inventory cost adjustments.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Supplies Distributors passes through to customers marketing programs specified by Ricoh and administers, along with a party performing product demand generation for the Ricoh products, such programs according to Ricoh guidelines.

7. Supplies Distributors

Pursuant to a credit agreement, Supplies Distributors is restricted from making any distributions to PFSweb if, after giving affect thereto, Supplies Distributors’ would be in noncompliance with its financial covenants. Under the terms of its amended credit agreements, Supplies Distributors is restricted from paying annual cash dividends without the prior approval of its lenders (see Notes 3 and 4). Supplies Distributors has received lender approval to pay approximately $2.5 million of dividends in 2013. Supplies Distributors paid dividends to PFSweb of $1.0 million and $0.6 million in 2012 and 2011, respectively.

8. Income Taxes

The consolidated income (loss) from continuing operations before income taxes, by domestic and foreign entities, is as follows (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2012	2011
Domestic	$(492)	$(3,057)
Foreign	(375)	(237)

Total	$(867)	$(3,294)

A reconciliation of the difference between the expected income tax expense from continuing operations at the U.S. federal statutory corporate tax rate of 34%, and the Company’s effective tax rate is as follows (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2012	2011
Income tax benefit computed at statutory rate	$(295)	$(1,120)

Foreign dividends received	171	637
Items not deductible for tax purposes	780	275
Change in valuation reserve	1,976	(265)
State taxes	492	168
Impact of foreign taxation	96	119
Foreign exchange rate difference	(76)	104
Net operating loss adjustments	(1,616)	215
Prior year return to provision true-up	(665)	(73)
Other	(219)	320

Provision for income taxes	$644	$380

Current and deferred income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2012	2011
Current
Domestic	$—	$—
State	537	165
Foreign	125	145

Total current	662	310
Deferred
Domestic	—	—
State	—	—
Foreign	(18)	70

Total deferred	(18)	70

Total	$644	$380

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The components of the deferred tax asset (liability) are as follows (in thousands):

	December 31, 2012	December 31, 2011
Deferred tax assets:
Allowance for doubtful accounts	$639	$723
Inventory reserve	630	556
Net operating loss carryforwards	20,617	20,026
Other	4,676	2,420

	26,562	23,725
Less — Valuation allowance	24,914	22,938

Total deferred tax asset	1,648	787

Deferred tax liabilities:
Property and equipment	(1,238)	(446)
Other	(46)	—

Total deferred tax liabilities	(1,284)	(446)

Deferred tax assets, net	$364	$341

Management believes that PFSweb has not established a sufficient history of earnings, on a stand-alone basis, to support the more likely than not realization of certain deferred tax assets in excess of existing taxable temporary differences. A valuation allowance has been provided for the majority of these net deferred income tax assets as of December 31, 2012 and 2011. The remaining net deferred tax assets at both December 31, 2012 and 2011 primarily relate to the Company’s European operations. At December 31, 2012, net operating loss carryforwards relate to taxable losses of PFSweb’s European subsidiary totaling approximately $1.6 million, PFSweb’s Canadian subsidiary totaling approximately $5.9 million and PFSweb’s U.S. subsidiaries totaling approximately $54.5 million that expire at various dates from 2014 through 2032. The U.S. NOL carryforward includes approximately $4.7 million relating to tax benefits of stock option exercises and, if utilized, will be recorded against additional paid-in capital upon utilization rather than as an adjustment to income tax expense from continuing operations. The U.S. NOL also includes approximately $20.5 million of NOL acquired in 2006, which is subject to annual limits of $1.2 million under IRS Section 382.

The Company evaluates its tax positions for potential liabilities associated with unrecognized tax benefits. As of December 31, 2012 and 2011, no unrecognized tax benefits, penalties or interest were identified or recorded. The Company does not expect to record unrecognized tax benefits in the next twelve months.

9. Commitments and Contingencies

The Company leases facilities, warehouse and office space and transportation and other equipment under operating leases expiring in various years through December 31, 2022. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced by other similar leases. The Company is also subleasing, to a third party, a facility in El Segundo, California through April 2014. The Company’s facility leases generally contain one or more renewal options.

Minimum future annual rental payments and sublease receipts under non-cancelable operating leases having original terms in excess of one year are as follows (in thousands):

	Operating Lease Payments	Sublease Income
Fiscal year ended December 31,
2013	$6,302	$127
2014	5,007	42
2015	3,842	—
2016	2,938	—
2017	2,266	—
Thereafter	14,353	—

Total	$34,708	$169

Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Any differences between cash rental payments made and straight-line rent

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

expense is recorded as deferred rent on the accompanying consolidated balance sheets. Total rental expense under operating leases approximated $7.8 million and $7.5 million for the years ended December 31, 2012 and 2011, respectively. Certain landlord required deposits are secured by letters of credit.

In 2012, the Company incurred approximately $6.0 million of leasehold improvements at certain of its leased facilities that will be amortized over the shorter of the assets lives or the lease terms and were primarily financed via tenant allowances that will also be amortized over the lease terms.

The Company received municipal tax abatements in certain locations. In prior years, the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to the Company’s tax abatement. The Company disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against the Company and the timing of the related payments has not been finalized. As of December 31, 2012, the Company believes it has adequately accrued for the expected assessment.

In April 2010, a sales employee of eCOST was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. The Company received subpoenas from the Office of the U.S. Attorney requesting information regarding the employee and other matters, and the Company has responded to the subpoenas and is fully cooperating with the Office of the U.S. Attorney. In August 2012, the employee pleaded guilty to a misdemeanor. Neither the Company nor eCOST have been charged with any criminal activity, and the Company intends to seek the recovery or reimbursement of the funds which are currently classified as other receivables on the December 31, 2012 financial statements. Based on the information available to date, the Company is unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or the inability of the Company to recover such funds or any significant portion thereof, or any costs and expenses incurred by the Company in connection with this matter, will not have a material adverse effect upon the Company’s financial condition or results of operations.

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

	Year Ended December 31,	Year Ended December 31,
	2012	2011
Revenues (in thousands):
PFSweb	$167,220	$142,822
Business and Retail Connect	120,419	162,447
Eliminations	(6,076)	(6,503)

	$281,563	$298,766

Income (loss) from operations (in thousands):
PFSweb	$(2,030)	$(5,413)
Business and Retail Connect	2,151	3,204

	$121	$(2,209)

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	Year Ended December 31,	Year Ended December 31,
	2012	2011
Depreciation and amortization (in thousands):
PFSweb	$9,147	$6,318
Business and Retail Connect	101	26

	$9,248	$6,344

	December 31, 2012	December 31, 2011
Capital expenditures (in thousands):
PFSweb	$14,449	$7,464
Business and Retail Connect	263	86

	$14,712	$7,550

Assets (in thousands):
PFSweb	$94,940	$83,097
Business and Retail Connect	52,648	66,740
Eliminations	(14,117)	(13,465)

	$133,471	$136,372

Geographic areas in which the Company operates include the United States, Europe (primarily Belgium), and Canada. The following is geographic information by area. Revenues are attributed based on the Company’s domicile.

	Year Ended December 31,	Year Ended December 31,
	2012	2011
Revenues (in thousands):
United States	$225,591	$215,027
Europe	51,582	79,602
Canada	5,817	5,787
Inter-segment eliminations	(1,427)	(1,650)

	$281,563	$298,766

Other long-lived assets (in thousands):
United States	$25,826	$15,480
Europe	4,929	2,273
Canada	448	319

	$31,203	$18,072

11. Employee Savings Plan

The Company has a defined contribution employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all full-time and part-time U.S. employees are eligible to participate in the plan. The Company, at its discretion, may match employee contributions to the plan and also make an additional matching contribution in the form of profit sharing in recognition of the Company’s performance. The Company contributed approximately $0.2 million and $0.1 million during the years ended December 31, 2012 and 2011, respectively, to match an approved percentage of employee contributions.

12. Discontinued Operations

In February 2011, the Company sold certain assets of eCOST to a third party for a total aggregate cash purchase price of approximately $2.3 million (before expenses of approximately $0.2 million). Accordingly, the accompanying consolidated financial statements reflect the related operating results of the eCOST segment as discontinued operations for the year ended December 31, 2011.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Summarized financial information in the accompanying consolidated statement of operations for the discontinued eCOST operations is as follows (in thousands):

Year Ended December 31
2011
Product revenue, net	$6,909
Expenses	7,792

Loss before provision for income taxes	(883)
Provision (benefit) for income taxes	(9)

Discontinued operations, net of income taxes	$(892)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). As of December 31, 2012, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2012, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012. This evaluation was based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Control—Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” or “accelerated filers” under the dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

Reference is made to the information to be set forth in the section entitled “Board of Directors” and “Committees of the Board” in the definitive proxy statement in connection with our Annual Meeting of Shareholders (the “Proxy Statement”), which section is incorporated herein by reference. Our Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the last day of our fiscal year ended December 31, 2012.

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

The following table summarizes information with respect to equity compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2012:

Plan category (1)	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	2,100,184	$4.55	1,407,231

(1)	See Note 5 to the Consolidated Financial Statements for more detailed information regarding the Company’s equity compensation plans.

Item 13.	Certain Relationship and Related Transactions and Director Independence

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

2.	Exhibits

Exhibit Number	Description of Exhibits

3.1 (1)	Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.1.1 (20)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.1.2 (32)	Certificate of Amendment to Certificate of Incorporation of PFSweb, Inc.

3.1.3 (36)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.2 (1)	Amended and Restated Bylaws

3.2.1 (26)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.

2.2.2 (39)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.

4.1 (30)	Rights Agreement, dated as of June 8, 2000, between the Company and ChaseMellon Shareholder Services, LLC

4.1 (31)	Amendment No. 1 to Rights Agreement, dated as of May 30, 2008 between the Company and Mellon Investor Services LLC, as successor to ChaseMellon Shareholder Services, L.L.C., as rights agent.

4.1 (38)	Amendment No. 2 to Rights Agreement, dated as of May 24, 2010 between the Company and Mellon Investor Services LLC, as successor to ChaseMellon Shareholder Services, L.L.C., as rights agent.

4.1 (39)	Amendment No. 3 to Rights Agreement, dated as of July 2, 2010 between the Company and Mellon Investor Services LLC, as successor to ChaseMellon Shareholder Services, L.L.C., as rights agent.

10.1 (18)	Amendment 3 to Loan and Security Agreement.

10.2 (18)	Amendment 6 to Agreement for Inventory Financing.

10.3 (18)	Amendment 1 to First Amended and Restated Loan and Security Agreement.

10.4 (16)	Amendment 5 to Amended and Restated Platinum Plan Agreement.

10.5 (16)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

10.6 (16)	Amendment No. 5 to Agreement for Inventory Financing.

10.7 (1)	Industrial Lease Agreement between Shelby Drive Corporation and Priority Fulfillment Services, Inc.

10.8 (1)	Lease Contract between Transports Weerts and Priority Fulfillment Services Europe B.V.

10.9 (2)	Form of Change of Control Agreement between the Company and each of its executive officers

10.11 (5)	Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., Inventory Financing Partners, LLC and IBM Credit Corporation

10.12 (5)	Amended and Restated Collateralized Guaranty by and between Priority Fulfillment Services, Inc. and IBM Credit Corporation

10.13 (5)	Amended and Restated Guaranty to IBM Credit Corporation by PFSweb, Inc.

10.14 (5)	Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors Europe B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

10.15 (5)	Amended and Restated Guaranty to IBM Belgium Financial Services S.A. by PFSweb, Inc.

10.16 (5)	Subordinated Demand Note by and between Supplies Distributors, Inc. and Priority Fulfillment Services, Inc.

10.17 (5)	Notes Payable Subordination Agreement between Congress Financial Corporation (Southwest) and Priority Fulfillment Services, Inc.

10.18 (5)	Guarantee in favor of Congress Financial Corporation (Southwest) by Business Supplies Distributors Holdings, LLC, Priority Fulfillment Services, Inc. and PFSweb, Inc.

10.19 (5)	General Security Agreement by Priority Fulfillment Services, Inc. in favor of Congress Financial Corporation (Southwest).

10.20 (5)	Inducement Letter by Priority Fulfillment Services, Inc. and PFSweb, Inc. in favor of Congress Financial Corporation (Southwest).

10.21 (6)	Form of Executive Severance Agreement between the Company and each of its executive officers.

10.21.1 (33)	Form of Amendment to Executive Severance Agreement.

10.21.2 (33)	Form of Amendment to Change in Control Severance Agreement.

10.21.3 (39)	Severance, Nondisclosure, Nonsolicitation and Noncompete Agreement dated July 2, 2010 between the Company and Cynthia Almond.

10.22 (7)	Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., Inventory Financing Partners, LLC and IBM Credit Corporation

10.23 (7)	Amendment to Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors Europe B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

10.24 (7)	Amendment to Factoring agreement dated March 29, 2002 between Supplies Distributors S.A. and Fortis Commercial Finance N.V.

10.25 (8)	Unconditional Guaranty of PFSweb, Inc. to Comerica Bank – California

10.26 (8)	Security Agreement of PFSweb, Inc. to Comerica Bank – California

10.27 (8)	Intellectual Property Security Agreement between Priority Fulfillment Services, Inc. and Comerica Bank – California

10.28 (8)	Amendment 2 to Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

10.29 (8)	Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., and IBM Credit LLC

10.30 (9)	Amendment to factoring agreement dated April 30, 2003 between Supplies Distributors S.A. and Fortis Commercial Finance N.V.
10.31 (9)	Loan and Security Agreement by and between Congress Financial Corporation (Southwest), as Lender and Supplies Distributors, Inc., as Borrower dated March 29, 2002.

10.32 (9)	General Security Agreement – Business Supplies Distributors Holdings, LLC in favor of Congress Financial Corporation (Southwest)

10.33 (9)	Stock Pledge Agreement between Supplies Distributors, Inc. and Congress Financial Corporation (Southwest)

10.34 (9)	First Amendment to General Security Agreement by Priority Fulfillment Services, Inc. in favor of Congress Financial Corporation (Southwest)

10.35 (12)	Industrial Lease Agreement between New York Life Insurance Company and Daisytek, Inc.

10.36 (12)	First Amendment to Industrial Lease Agreement between New York Life Insurance Company, Daisytek, Inc. and Priority Fulfillment Services, Inc.

10.37 (12)	Second Amendment to Industrial Lease Agreement between ProLogis North Carolina Limited Partnership and Priority Fulfillment Services, Inc.

10.38 (12)	Modification, Ratification and Extension of Lease between Shelby Drive Corporation and Priority Fulfillment Services, Inc.

10.39 (13)	Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., and IBM Credit LLC

10.40 (13)	Amendment 4 to Amended and Restated Platinum Plan Agreement (with Invoice Discounting) by and among Supplies Distributors, S.A., Business Supplies Distributors B.V., PFSweb B.V., and IBM Belgium Financial Services S.A.

10.41 (13)	First Amendment to Loan and Security Agreement by and between Congress Financial Corporation (Southwest), as Lender and Supplies Distributors, Inc., as Borrower.

10.42 (13)	Form of Modification to Executive Severance Agreement.

10.43 (14)	Industrial Lease Agreement by and between Industrial Developments International, Inc. and Priority Fulfillment Services, Inc.

10.44 (14)	Guaranty by PFSweb, Inc. in favor of Industrial Developments International, Inc.

10.48 (15)	Loan Agreement between Mississippi Business Finance Corporation and Priority Fulfillment Services, Inc. dated as of November 1, 2004

10.49 (15)	Reimbursement Agreement between Priority Fulfillment Services, Inc. and Comerica Bank

10.50 (15)	First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

10.51 (15)	Remarketing Agreement between Priority Fulfillment Services, Inc. and Comerica Securities

10.52 (20)	Amendment to factoring agreement dated December 12, 2005 between Supplies Distributors S.A. and Fortis Commercial Finance N.V.

10.53 (21)	Amendment 7 to Agreement for Inventory Financing.

10.54 (21)	Amendment 6 to Amended and Restated Platinum Plan Agreement.

10.55 (21)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

10.56 (21)	Second Amendment to Loan and Security Agreement by and between eCOST.com, Inc. and Wachovia Capital Finance Corporation (Western).

10.57 (21)	Amendment 4 to Loan and Security Agreement.

10.58 (21)	Guaranty by PFSweb, Inc., in favor of Wachovia Capital Finance Corporation (Western).

10.59 (21)	Second Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

10.61 (24)	Amendment 8 to Agreement for Inventory Financing.

10.62 (24)	Fourth Amendment to the Loan and Security Agreement by and between eCOST.com, Inc. and Wachovia Capital Finance Corporation (Western).

10.63 (24)	Amendment 5 to Loan and Security Agreement.

10.64 (24)	Amendment 7 to Amended and Restated Platinum Plan Agreement.

10.65 (24)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

10.66 (25)	Fifth Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

10.67 (27)	Second Amendment to Industrial Lease Agreement by and between Industrial Property Fund VI, LLC and Priority Fulfillment Services, Inc.

10.68 (29)	Amendment 9 to Agreement for Inventory Financing.

10.69 (29)	Amendment 8 to Amended and Restated Platinum Plan Agreement.

10.70 (29)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

10.71 (29)	Sixth Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

10.72 (34)	Sixth Amendment to Loan and Security Agreement dated January 6, 2009 between Wachovia Bank and Supplies Distributors, Inc.

10.73 (34)	Fifth Amendment to Loan and Security Agreement dated January 6, 2009 between Wachovia Bank and eCOST.com Inc.

10.74 (35)	Amendment 10 to Agreement for Inventory Financing.

10.75 (35)	Amendment 9 to Amended and Restated Platinum Plan Agreement.

10.76 (35)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

10.77 (35)	Seventh Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

10.78 (36)	Amended and Restated 2005 Employee Stock and Incentive Plan of PFSweb, Inc.

10.79 (36)	Amended and Restated Non-Employee Director Stock Option and Retainer Plan of PFSweb, Inc.

10.80 (37)	Eighth Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.

10.81 (37)	Amendment 11 to Agreement for Inventory Financing.

10.82 (37)	Amendment 10 to Amended and Restated Platinum Plan Agreement.

10.83 (37)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

10.84 (37)	Eighth Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.

10.85 (40)	Asset Purchase Agreement by and between eCOST.com., PC Mall, Inc. and Mall Acquisition 3, Inc. dated as of February 17, 2011.

10.86 (41)	Consent and Lien release dated as of February 17, 2011, by and between Wells Fargo Bank, National Association and eCOST.com, Inc.

10.87 (42)	Factoring Agreement by and between BNP Paribus Fortis Factor and Supplies Distributors, S.A.

10.88 (42)	Amendment 12 to Agreement for Inventory Financing

10.89 (42)	Amendment 11 to Amended and Restated Platinum Plan Agreement

10.90 (42)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule

10.91 (42)	Ninth Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment services, Inc.

10.92 (42)	2011 Management Bonus Plan

10.93 (42)	Seventh Amendment to Loan and Security Agreement dated January 6, 2009 between Wells Fargo Bank and Supplies Distributors, Inc.

10.94 (43)	Seventh Amendment to Loan and Security Agreement dated January 6, 2009 by and between Wells Fargo Bank, National Association and PFSweb Retail Connect, Inc.

10.95 (44)	Tenth Amendment to First Amended and Restated Loan and Security Agreement dated November 10, 2011 by and between Priority Fulfillment Services, Inc., and Comerica Bank

10.96 (45)	Lease agreement by and between Binyan Realty LP and Priority Fulfillment Services, Inc.

10.97 (45)	Lease Guaranty by PFSweb, Inc. in favor of Binyan Realty LP

10.98 (45)	Lease Agreement dated December 8, 2011, between CCI-Millennium, L.P. and Priority Fulfillment Services, Inc.

10.99 (45)	Guaranty of PFSweb, Inc. to CCI-Millennium, L.P.

10.100 (45)	Eleventh Amendment to First Amended and Restated Loan and Security Agreement by and between Priority Fulfillment Services, Inc., and Comerica Bank

10.101 (45)	Amendment 13 to Agreement for Inventory Financing

10.102 (46)	Twelfth Amendment to First Amended and Restated Loan and Security Agreement dated May 14, 2012 by and between Priority Fulfillment Services, Inc., and Comerica Bank.

10.103 (46)	Eighth Amendment to Loan and Security Agreement dated January 6, 2009 by and between Wells Fargo Bank, National Association and PFSweb Retail Connect, Inc.

10.104 (47)	Fourteenth Amendment to First Amended and Restated Loan and Security Agreement between Priority Fulfillment Services, Inc. and Comerica Bank.

21 (48)	Subsidiary Listing

23.1 (48)	Consent of GRANT THORNTON, LLP, Independent Registered Public Accounting Firm

31.1 (48)	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350

31.2 (48)	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1 (48)	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).
(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended March 31, 2001
(3)	Incorporated by reference from PFSweb, Inc. Form 10-Q/A for the quarterly period ended September 30, 2001
(4)	Incorporated by reference from PFSweb, Inc. Form 10-K for the transition period ended December 31, 2001
(5)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2002
(6)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2002
(7)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2002
(8)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2003
(9)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2003
(10)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2003
(11)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 10, 2003
(12)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2003
(13)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2004
(14)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2004
(15)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2004.
(16)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2005.

(17)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 14, 2005.
(18)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2005.
(19)	Incorporated by reference from PFSweb, Inc. Current Report on Form 8-K filed on November 30, 2005.
(20)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2005.
(21)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2006.
(22)	Incorporated by reference from PFSweb, Inc. Current Report on Form 8-K filed on June 2, 2006.
(23)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2006.
(24)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2006.
(25)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2007.
(26)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 13, 2007.
(27)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2007.
(28)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 2, 2008.
(29)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2008.
(30)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form 8-A filed on June 14, 2000.
(31)	Incorporated by reference from PFSweb, Inc. Report on Form 8K filed on May 30, 2008.
(32)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 2, 2008.
(33)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on January 6, 2009.
(34)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on January 9, 2009.
(35)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on May 15, 2009.
(36)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 14, 2009.
(37)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on May 17, 2010.
(38)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 25, 2010.
(39)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 2, 2010.
(40)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on February 23, 2011.
(41)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2010.
(42)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on May 16, 2011
(43)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 15, 2011.
(44)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on November 14, 2011.
(45)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2011.
(46)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on May 15, 2012.
(47)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on November 14, 2012.
(48)	Filed herewith.

SCHEDULE I

PFSWEB, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS – PARENT COMPANY ONLY

(In thousands)

	December 31, 2012	December 31, 2011
ASSETS:
Cash and cash equivalents	$5,408	$5,876
Receivable from subsidiaries.	6,218	6,043
Receivable from PFSweb Retail Connect, Inc.	8,200	7,900
Investment in subsidiaries	8,225	8,255

Total assets	$28,051	$28,074

LIABILITIES:
Total liabilities	$—	$—

SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	13	13
Additional paid-in capital	106,018	104,645
Accumulated deficit	(79,409)	(77,898)
Accumulated other comprehensive income	1,554	1,399
Treasury stock	(125)	(85)

Total shareholders’ equity	28,051	28,074

Total liabilities and shareholders’ equity	$28,051	$28,074

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE I

PFSWEB, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS – PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

(In thousands)

	2012	2011
EQUITY IN NET LOSS OF CONSOLIDATED SUBSIDIARIES	$(1,511)	$(4,566)

NET LOSS	$(1,511)	$(4,566)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE I

PFSWEB, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS – PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

(In thousands)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,511)	$(4,566)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in net loss of consolidated subsidiaries	1,511	4,566

Net cash provided by operating activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	48	2,015
Purchase of treasury stock	(40)	—
Increase in receivable from PFSweb Retail Connect, Inc.	(300)	(500)
Increase in receivable from subsidiaries, net	(176)	(645)

Net cash provided by (used in) financing activities	(468)	870

NET INCREASE (DECREASE) IN CASH	(468)	870
CASH AND CASH EQUIVALENTS, beginning of period	5,876	5,006

CASH AND CASH EQUIVALENTS, end of period	$5,408	$5,876

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II

PFSWEB, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31

(Amounts in thousands)

		Additions
	Balance at Beginning of Period	Charges to Cost and Expenses	Charges to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2011:
Allowance for doubtful accounts	$754	(11)	—	(80)	$663
Year Ended December 31, 2012:
Allowance for doubtful accounts	$663	(131)	—	(82)	$450

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

Signature	Title	Date

/s/ Michael Willoughby	Chief Executive Officer (Principal Executive Officer)	April 1, 2013
Michael Willoughby

/s/ Thomas J. Madden	Executive Vice President and Chief	April 1, 2013
Thomas J. Madden	Financial and Accounting Officer (Principal Financial and Accounting Officer)

/s/ James F. Reilly	Chairman of the Board	April 1, 2013
James F. Reilly

/s/ Neil Jacobs	Director	April 1, 2013
Dr. Neil Jacobs

/s/ Timothy M. Murray	Director	April 1, 2013
Timothy M. Murray

/s/ David I. Beatson	Director	April 1, 2013
David I. Beatson