Form 10-K/A
period 2012-12-31
PFSWEB INC
filed 2013-04-30
CIK 1095315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

On April 1, 2013, we filed our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). The Original Filing intended to incorporate Part III of Form 10-K by reference to the Company’s definitive proxy statement (to be subsequently filed). This Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing, is being filed to provide the disclosure required by Part III of Form 10-K.

This Form 10-K/A amends information in Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accountant Fees and Services). All other items as presented in the Original Filing are unchanged, except that Item 15 (Exhibits) is amended to reflect the filing of new certifications of our Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Except for the foregoing amended and restated information, this Amendment does not amend, update or change any other information presented in the Original Filing. The Original Filing continues to speak as of the date thereof and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Unless otherwise indicated, all references to “PFSweb,” “the Company,” “we,” “us” and “our” refer to PFSweb, Inc., a Delaware Corporation, and its subsidiaries.

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Our Board of Directors is divided into three classes. Each class serves three years, with the terms of office of the respective classes expiring in successive years. The term of the current Class II director expires at the 2013 Annual Meeting; the term of the current Class III directors expires at the 2014 Annual Meeting; and the term of the current Class I directors expires at the 2015 Annual Meeting. The Board presently consists of five members, two Class I directors, one Class II director and two Class III directors.

The following information, which has been provided by the individuals named, sets forth for each member of the Board of Directors, such person’s name, age, principal occupation or employment during at least the past five years, the name of the corporation or other organization, if any, in which such occupation or employment is carried on and the period during which such person has served as a director of the Company. The following information also identifies and describes the key experience, qualifications and skills our directors bring to the Board that are important in light of our business and structure. The directors’ experiences, qualifications and skills that the Board considered in their nomination are included in their individual biographies.

Class I Directors

David I. Beatson, age 65, has served as a non-employee Director since November 2000. Mr. Beatson is Chief Executive Officer of Ascent Advisors, LLC a consulting firm he founded in 2000. The firm provides strategic direction to firms in the logistics and supply chain industry as well as merger and acquisition advice for private equity firms investing in the industry. Mr. Beatson is a recognized leader in the field of transportation, logistics and supply chain management having served as Chairman and CEO of several leading companies in the industry. From 2007 until 2012 he was CEO of Globalware Solutions (“GWS”), a global supply chain management solution provider with facilities in North America, Asia and Europe. From July 2003 to April 2005, Mr. Beatson served as Regional CEO North America and Member of the Executive Board of Panalpina, Inc., a leading provider of intercontinental airfreight and sea freight forwarding and transportation, specializing in global integrated logistics and comprehensive supply chain management solutions. From July 1998 to June 2000, Mr. Beatson served as chairman, president and CEO of Circle International Group, Inc., a global transportation and logistics company. From 1991 to June 1994, Mr. Beatson served as vice-president of sales and marketing and then from June 1994 until July 1998 as president and CEO of Emery Worldwide, a global transportation and logistics company. Prior to 1991, Mr. Beatson held several management positions in the logistics and transportation industry, including American Airlines and CF Airfreight. Mr. Beatson also currently serves as an industry representative member of the Executive Advisory Committee to the National Industrial Transportation League, to which the Air Freight Association elected him in 1995. He also serves on the board of Descartes Systems (NASDAQ: DSGX) and two privately held companies. The Board of Directors believes the characteristics that qualify Mr. Beatson for the Board include his long-term experience in the transportation, logistics and supply chain management industry, leadership experience and judgment and knowledge of the Company’s business.

James F. Reilly, age 54, has served as a non-employee Director of the Company since its inception in 1999, as lead director since June 2010 and as Chairman since March 2013. Mr. Reilly has been an investment banker since 1983 and is currently the Managing Partner of Stonepine Advisors, LLC, an investment banking firm focused on high growth technology companies. Until June 2010, he was a Senior Advisor to Needham & Company, LLC, a nationally recognized investment banking and asset management firm focused primarily on serving emerging growth industries and their investors. He served in various capacities with Needham & Company, LLC, since January 2004 including Head of West Coast Investment Banking. Previously he was a Managing Director of J.P. Morgan Securities, Inc., an investment banking firm, and a Managing Director in the Technology Group of Warburg Dillon Read, the global investment banking division of UBS AG. From 1983 to 1999, Mr. Reilly was associated with Warburg Dillon Read or one of its predecessor companies and specialized in corporate finance advisory work for a broad range of technology companies. Mr. Reilly is also a director of Equalis, LLC, a privately held provider of commercial support services for open source math. The Board of Directors believes the characteristics that qualify Mr. Reilly for the Board and serving as Chairman include his financial and investment background, leadership experience and judgment and knowledge of the Company’s business.

Class II Director

Dr. Neil W. Jacobs, age 78, has served as a non-employee Director of the Company since July 2000. Dr. Jacobs is a technology industry veteran and Emeritus Professor of Management, at the W. A. Franke College of Business (“FCB”) at Northern Arizona University (“NAU”). In May 2007 he was elected to the FCB Faculty Hall of Fame. Dr. Jacobs’ academic areas of interest included strategic management and the role of information technology in support of strategy and operations. From 1996 to 1999, Dr. Jacobs served as associate dean of the College of Business Administration at NAU. Prior to his academic career, he served as an officer in the United States Air Force and held management positions in manufacturing, materials management, and information technology at IBM and Memorex. The Board of Directors believes the characteristics that qualify Dr. Jacobs for the Board include his leadership experience and judgment, academic expertise and broad industry knowledge and knowledge of the Company’s business.

Class III Directors

Timothy M. Murray, age 60, has served as a non-employee Director of the Company since its inception in 1999. Mr. Murray is a partner of Chicago Growth Partners (a private equity firm) and is a managing director of several private equity funds related to William Blair Capital Partners (a private equity firm). From 1979 to 2004, Mr. Murray was employed at William Blair & Company (an investment banking firm) and was a Principal of that firm from 1984 to 2004. Mr. Murray is a director of several privately held corporations. The Board of Directors believes the characteristics that qualify Mr. Murray for the Board include his financial and investment background, leadership experience and judgment and knowledge of the Company’s business.

Mark C. Layton, age 53, served as Chairman of the Board and Chief Executive Officer of PFSweb from its inception in 1999 until March 2013. Mr. Layton served as President of the Company from its inception in 1999 through September 2010. Mr. Layton previously held the following positions with Daisytek International Corporation (“Daisytek”), a leading global distributor of consumable computer supplies and office products and the former parent corporation of the Company: Chairman of the Board from September 1999 to October 2000; President, Chief Executive Officer and Chief Operating Officer from April 1997 to February 2000; Director from 1988 to October 2000; President, Chief Operating Officer and Chief Financial Officer from 1993 to April 1997; Executive Vice President from 1990 to 1993; and Vice President—Operations from 1988 to 1990. Prior to joining Daisytek, Mr. Layton served as a management consultant with Arthur Andersen & Co., S.C. for six years through 1988 specializing in wholesale and retail distribution and technology. The Board of Directors believes the characteristics that qualified Mr. Layton for the Board included his long-term experience in the business process outsourcing and distribution industry, leadership experience and judgment and extensive knowledge of the Company’s business.

Michael C. Willoughby, age 49, has served as President of PFSweb, Inc. since September 2010, as Chief Information Officer of the Company since October 2001 and as Chief Executive Officer and a Director since March 2013. Mr. Willoughby has previously served as President of Priority Fulfillment Services, a subsidiary of the Company, from February 2006 to September 2010. From 1999 to 2001, Mr. Willoughby served the Company as Vice President of E-Commerce. Prior to joining the Company, Mr. Willoughby served as President and Chief Executive Officer of Design Technologies, Inc., an e-commerce software development firm from 1994 to 1999. Prior to founding Design Technologies, Inc., Mr. Willoughby served as President and Chief Executive Officer of Integration Services, Inc., an IT consulting services company. The Board of Directors believes the characteristics that qualify Mr. Willoughby for the Board include his long-term experience in the ecommerce industry, expertise in information technology, leadership experience and judgment and extensive knowledge of the Company’s business.

Effective March 2013, Mark C. Layton no longer serves as Chairman of the Board and Chief Executive Officer of PFSweb and Michael C. Willoughby has been appointed as Chief Executive Officer and a Director and James F. Reilly as Chairman of the Board.

Executive Officers and Officers

In addition to the individuals named above, the following are the names, ages and positions of the other executive officers and officers of the Company:

Executive Officers

Thomas J. Madden, age 51, has served as Executive Vice President, Chief Financial and Accounting Officer of the Company since its inception in 1999. Mr. Madden previously served as Chief Financial Officer of Daisytek from 1997 to 2000, as Vice President — Finance, Treasurer and as Chief Accounting Officer of Daisytek from 1994 to 2000 and as Controller of Daisytek from 1992 to 1994. From 1983 to 1992, Mr. Madden served in various capacities with Arthur Andersen & Co., S.C., including financial consulting and audit manager.

Cynthia D. Almond, age 45, has served as Executive Vice President — Client Services of the Company since March 2011 and as Secretary of the Company since 2007. From 2001 to 2011, Ms. Almond served as Vice President – Client Services. From 1999 to 2001, Ms. Almond served as Director of Account Management. From 1991 to 1999, Ms. Almond served in various marketing, product management and sales capacities for Daisytek.

Officers

Scott R. Talley, age 48, has served as Vice President — International Distribution for the Company since its inception in 1999. Mr. Talley previously served in various capacities for Daisytek since 1991, most recently as Vice President — Distribution. Mr. Talley received a Bachelor of Business Administration degree from the University of North Texas and a Master’s of Business Administration degree from New York Institute of Technology.

David B. Reese, age 50, has served as Senior Vice President of Solutions and International Development since March 2011. Mr. Reese served as Vice President—Solutions of the Company from November 2004 to February 2011. From 2000 to 2004, Mr. Reese served as Director of Implementation Services for the Company. Mr. Reese was Director of European Operations from January 1999 to May 2000. From 1995 to 1998, Mr. Reese served in various capacities for Daisytek International. Previously Mr. Reese was Vice President of Operations for a 3PL company, and also served as General Manager for several intermodel and distribution facilities.

Gibson T. Dawson, age 47, has served as Vice President – Corporate Controller of the Company since May 2007. From 1998 to 2007, Mr. Dawson served as Corporate Controller for PFSweb. Prior to joining the Company, Mr. Dawson was controller for a recorded-music distribution company and prior to that spent more than 8 years with KPMG LLP in the assurance services practice.

Section 16(a) Beneficial Ownership Reporting Compliance

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

Code of Ethics

The Board has approved a code of business conduct and ethics in accordance with rules of the SEC and NASD listing standards applicable to all directors, officers and employees, including the chief executive officer, senior financial officers and the principal accounting officer. The code is intended to provide guidance to directors and management to assure compliance with law and promote ethical behavior. Copies of the Company’s code of business conduct and ethics may be found on the Company’s website at www.pfsweb.com.

Committees of the Board of Directors

The Board of Directors currently has standing Nominating, Audit, Compensation, Stock Option and Special Committees.

Nominating Committee

The Nominating Committee is responsible for identifying and evaluating individuals qualified to become Board members and recommending to the Board candidates to stand for election or re-election as directors. The Committee will consider candidates at the recommendation of existing Board members, Company management, search firms or other consultants, or stockholders. Stockholders wishing to recommend director candidates to the Board may do so by writing to the Committee in care of the Corporate Secretary at the Company’s executive office, 505 Millennium Drive, Allen, TX 75013. There has been no change to the procedures by which security holders may recommend nominees to the Board of Directors. At a minimum, director candidates should have demonstrated achievement in their particular field of endeavor, significant business or other management experience that would be of value to the Company, integrity and high ethical standards, good communication and leadership skills, and the ability and willingness to commit adequate time and attention to carry out their Board duties effectively. The Committee will evaluate candidates through background and reference checks, interviews and an analysis of each candidate’s qualifications and attributes in light of the current composition of the Board and the Company’s leadership needs at the time. The Nominating Committee does not have a formal policy with regard to the consideration of diversity in identifying director nominees, but the Committee strives to nominate directors with a variety of complementary skills so that, as a group, the Board will possess the appropriate talent, skills, experience and expertise to oversee the Company’s business. During 2012 the Committee did not retain outside consultants to assist the Committee in identifying or evaluating candidates, although the Committee is authorized to do so if it deems it appropriate under the circumstances. The members of the Nominating Committee are Timothy M. Murray and Dr. Neil W. Jacobs, each of whom has been determined to be independent within the meaning of applicable Securities and Exchange Commission (“SEC”) rules and NASD listing standards. The Nominating Committee has adopted a charter which is available on the Company’s website at www.pfsweb.com (the contents of the website are not incorporated in this Form 10-K/A by reference).

Audit Committee

The Audit Committee is established for the purpose of overseeing the Company’s accounting and financial reporting processes and audits of the Company’s financial statements. The Audit Committee is established to assist the Board in fulfilling its oversight responsibilities by reviewing and reporting to the Board on the integrity of the financial reports and other financial information provided by the Company to its stockholders. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any independent auditor employed by the Company (including resolution of disagreements between management and the auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work or performing other audit, review or attest services for the Company. The Company’s auditors report directly to the Audit Committee.

The Audit Committee is comprised of three directors, Mr. Reilly, Mr. Beatson and Dr. Jacobs, each of whom has been determined by the Board of Directors to be independent within the meaning of applicable SEC rules and NASD listing standards, and is able to read and understand fundamental financial statements, including the Company’s balance sheet, income statement and cash flow statement. The Board of Directors has determined that, based on his relevant experience as described above, Mr. Reilly is qualified as the audit committee financial expert within the meaning of applicable SEC regulations and has the requisite financial sophistication required by the NASD listing standards.

Compensation Committee

The Compensation Committee of the Board is responsible for establishing and implementing the Company’s compensation philosophy. The Compensation Committee also serves as the Stock Option Committee under the Company’s stock option plans. The Compensation Committee determines and reviews the value and forms of compensation for the Company’s executive officers and other officers. The Compensation Committee is delegated all authority of the Board as may be required or advisable to fulfill the purposes of the Compensation Committee. The Compensation Committee is comprised of two directors, Mr. Reilly and Mr. Murray, each of whom has been determined by the Board of Directors to be independent within the meaning of applicable SEC rules and NASD listing standards.

Special Committee

In 2012 the Board formed a Special Committee, consisting of all outside directors, to meet from time to time to discuss comprehensive reviews of the Company’s business, including possible and alternative management changes and organizational realignment, strategic direction, alternatives and initiatives and operating improvements.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid or accrued by the Company to the Company’s Chief Executive Officer and to each of the two most highly compensated executive officers of the Company (the “Named Executive Officers”) for services rendered to the Company during the two fiscal years ended December 31, 2012:

Name and Principle Position	Period	Salary (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)		All Other Compensation		Total
Mark C. Layton (7) Chairman, Chief Executive Officer	2012 2011	$612,346 601,548	$0 314,910	$ $	95,290 32,290	$79,181 69,456	(4)	$786,817 1,018,204
Michael C. Willoughby (7) President – Chief Information Officer	2012 2011	$451,731 431,874	$0 178,926	$ $	95,290 32,290	$28,496 27,841	(5)	$575,517 670,931
Thomas J. Madden Executive Vice President – Chief Financial Officer	2012 2011	$401,538 386,244	$0 232,604	$ $	95,290 32,290	$38,788 32,542	(6)	$535,616 683,680

(1)	Salary represents base salary earnings
(2)	Options granted have a ten year term and generally vest quarterly over three years of continuous service after the date of grant. The amounts reported in this column represent the aggregate grant date fair value for stock options granted in each respective year, as calculated under Accounting Standards Codification Topic 718. The assumptions made in calculating the grant date fair value amounts for these stock options are summarized in Note 5 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012. The amounts in this column do not necessarily correspond to the actual economic value that may be realized by the Named Executive Officers from the options.
(3)	Represents performance based cash awards earned in 2011 and 2012 under the Company’s 2011 Bonus Plan.
(4)	Represents amounts paid in respect of life insurance premiums, automobile allowance and expenses for personal use of automobile ($35,186 and $34,849 in 2012 and 2011, respectively), club dues and memberships, Company paid healthcare premiums and income tax preparation fees.
(5)	Represents amounts paid in respect of life insurance premiums, automobile allowance and expenses for the personal use of automobile and Company paid healthcare premiums.
(6)	Represents amounts paid in respect of life insurance premiums, automobile allowances and expenses for the personal use of automobile, club dues and memberships and company paid healthcare premiums.
(7)	Effective March 2013, Mr. Layton no longer serves as Chairman and Chief Executive Officer of the Company and Mr. Willoughby serves as Chief Executive Officer.

2012 Executive Officer Compensation Components

For the year ended December 31, 2012, the principal components of compensation for Named Executive Officers were:

•	base salary;

•	performance-based incentive compensation, including both short-term cash incentive compensation and long-term equity incentive compensation;

•	retirement and other benefits; and

•	perquisites and other personal benefits.

Base Salary

We provide our Named Executive Officers and other employees with a base salary to compensate them for services rendered during the year. Base salary ranges for Named Executive Officers are determined for each executive officer based on various factors considered by the Compensation Committee, including his or her position and level of responsibility and his or her actual performance during the preceding year. Base salaries for each year are typically evaluated annually in the first quarter of such year. Merit-based increases to base salaries for executive officers are based on the Compensation Committee’s assessment of various factors, including the individual’s performance during the preceding year and base salary history.

Performance-Based Incentive Compensation

Our 2005 Employee Stock and Incentive Plan provides the Compensation Committee with the flexibility to design cash and stock-based incentive compensation programs to promote performance and the achievement of our goals and objectives by executive officers and other key employees by allowing them to participate in our long-term growth and profitability. The Compensation Committee believes that providing performance-based incentive compensation is necessary to attract and retain superior executive talent and to align the financial interests of executive officers with those of our stockholders. A portion of each executive officer’s potential aggregate compensation is in the form of incentive compensation. There are two types of performance-based incentive compensation used by the Compensation Committee. The first type is short-term incentive compensation in the form of a performance based cash award. The second type is long-term incentive compensation in the form of grants of stock options, restricted stock or restricted stock units.

For fiscal year 2012, the Compensation Committee authorized the continuation of the 2011 base compensation and the 2011 management bonus plan (the “2011 Bonus Plan”) plan pursuant to our 2005 Employee Stock and Incentive Plan. Under the terms of the 2011 Bonus Plan, performance based cash awards, if any, were to be awarded to the Chief Executive Officer and other executive officers, officers and senior management based on, and subject to, the quarterly achievement of a specified performance goal. The performance goal was for the Company to exceed, on an individual quarterly basis, the corresponding projected quarterly adjusted earnings before interest, taxes, depreciation, amortization, stock based compensation, and certain other charges contained in the Company’s 2012 annual budget (or, in case of a budgeted operating loss, to reduce the operating loss below the budgeted operating loss) (“Adjusted EBITDA”).

The maximum aggregate amount to be awarded for any quarter was to be equal to the sum of the following: (i) fifty percent (50%) of the first Two Hundred Thousand Dollars ($200,000) in amount by which the Adjusted EBITDA for such quarter exceeded the budgeted Adjusted EBITDA for such quarter (the “Excess EBITDA”) up to a maximum of One Hundred Thousand Dollars ($100,000), plus (ii) if the amount of Excess EBITDA for such quarter exceeded Two Hundred Thousand Dollars ($200,000), twenty percent (20%) of the amount of such excess, provided, however, the total bonus amount under clauses (i) and (ii) for each quarter cannot exceed Two Hundred Thousand Dollars ($200,000).

During fiscal year 2012, $733,000 of performance based cash awards were granted under the 2011 Bonus Plan.

Long-term incentive compensation for each executive officer consists of awards of stock options based on the executive officer’s level and scope of responsibility. The Compensation Committee is responsible for the granting of all equity-based compensation, including the award dates for each grant, which is determined in its discretion. Stock options typically vest over a three-year period in quarterly installments. An important purpose of the granting of stock options is to retain executive talent and incentivize the executive team to increase stockholder value. There were no issuances of stock options to any executive officers, officers or the Chief Executive Officer during 2012.

For fiscal year 2013, the Compensation Committee has retained an independent compensation consultant to assist the Committee in reviewing and establishing executive and senior management compensation. As of the date of this report, the Committee has not finalized short-term compensation or long-term incentive compensation for fiscal year 2013. Pending its final determination, the Committee has authorized the continuation of the 2011 base compensation and the 2011 Bonus Plan. Upon its final determination of 2013 compensation, appropriate adjustments may be made, to the extent permissible, to effectuate such determination as of the beginning of the fiscal year.

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

Our 401(k) plan allows for discretionary employer matching funds of the employee contribution. During 2012, the employer match portion was 12%. We do not provide any other retirement benefits or tax-qualified deferred compensation plans or programs for our executive officers.

Executive officers also receive benefit of life insurance policies, which provide coverage in varying amounts up to $3.0 million.

Executive officers are also entitled to participate in the various other group health, term life and similar benefit plans available to all of our employees and on the same terms as such employees.

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

OUTSTANDING EQUITY AWARDS AT 2012 FISCAL YEAR END

		Option Awards
		Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options (1)	Option Exercise	Option Expiration
Name	Grant Date	(# Exercisable)	(# Unexercisable)	Price ($)	Date
Mark C. Layton	4/11/2003	13,192	—	$1.83	4/10/2013
	3/29/2004	9,149	—	$7.57	3/28/2014
	4/5/2005	7,660	—	$12.08	4/4/2015
	5/16/2007	4,468	—	$4.42	5/15/2017
	5/20/2008	8,723	—	$4.14	5/19/2018
	5/27/2009	28,250	—	$1.46	5/26/2019
	4/19/2010	37,500	7,500	$4.00	4/18/2020
	3/30/2011	51,333	36,667	$5.00	3/29/2021
Michael C. Willoughby	4/11/2003	13,192	—	$1.83	4/10/2013
	3/29/2004	9,149	—	$7.57	3/28/2014
	4/5/2005	7,660	—	$12.08	4/4/2015
	5/16/2007	8,511	—	$4.42	5/15/2017
	5/20/2008	8,723	—	$4.14	5/19/2018
	5/27/2009	28,250	—	$1.46	5/26/2019
	4/19/2010	45,833	9,167	$4.00	4/18/2020
	3/30/2011	29,167	20,833	$5.00	3/29/2021
Thomas J. Madden	4/11/2003	13,192	—	$1.83	4/10/2013
	3/29/2004	9,149	—	$7.57	3/28/2014
	4/5/2005	7,660	—	$12.08	4/4/2015
	5/16/2007	4,255	—	$4.42	5/15/2017
	5/20/2008	8,723	—	$4.14	5/19/2018
	5/27/2009	28,250	—	$1.46	5/26/2019
	4/19/2010	37,500	7,500	$4.00	4/18/2020
	3/30/2011	37,917	27,083	$5.00	3/29/2021

(1)	The Options Awards listed above are generally subject to a quarterly vesting schedule over a three-year period commencing on the date of grant.

EMPLOYMENT, CHANGE OF CONTROL AND TERMINATION ARRANGEMENTS FOR EXECUTIVES

The Company and the Named Executive Officers have entered into Change in Control and Severance Agreements. Under these agreements, and in consideration of certain commitments of the officer to continue employment, upon the occurrence of a change in control, all unvested options held by the officer immediately vest and become exercisable. During the two year period following a change in control (whenever occurring), if the employment of the officer is terminated (other than for cause, death, disability or retirement), or if there is a material adverse change in the officer’s responsibilities, compensation or benefits to which the officer does not consent, then, in each case, the officer is entitled to receive from the Company (1) all salary and bonus amounts accrued through the date of termination, (2) a severance payment equal to twice the officer’s salary and bonus amount (which is defined as the greater of (i) the highest annual incentive bonus earned by the executive during the last three completed fiscal years or (ii) the executive’s then target bonus, if any) and (3) continuation for two years of all employee benefits (unless otherwise provided by a subsequent employer). If applicable, the officer is also entitled to receive an additional payment to compensate the officer for any additional excise tax liability arising by reason of the receipt of such severance or bonus payment. The agreement terminates upon the voluntary resignation or termination of employment by the officer.

The Company and the Named Executive Officers have also entered into Executive Severance Agreements. Under these agreements, and in consideration for, among other things, the agreement by the executive to be bound by a restrictive covenant, in the event of the termination of the employment of the executive other than for cause (including a material adverse change in the officer’s responsibilities), the executive is entitled to a severance payment, based on the executive’s years of service, up to a maximum of twice the executive’s salary and the bonus, if any, that the executive would have received for such fiscal year (based upon the executive’s targeted bonus amount and the Company’s actual results for such fiscal year), payable in monthly installments over a period not to exceed two years (based on the executive’s years of service) In addition, in the event of termination without cause, the executive is entitled to a continuation of benefits and to the accelerated vesting of all options then held by the executive. The severance payment and benefits are reduced by any compensation or benefits received by the executive from any subsequent employer.

Effective as of December 31, 2008, the Company and the named executive officers entered into an amendment to the existing Executive Severance Agreements and Change in Control Severance Agreements between the Company and such persons. The primary purpose of such amendment was to modify such agreements so that they conform to Section 409A of the Internal Revenue Code. In addition, the amendment to the Executive Severance Agreement modified the calculation of the severance amount thereunder so that it is based on the highest annual rate of base salary during the 12-month period immediately prior to the qualifying termination.

Effective as of March 2013, the Company and Mr. Layton amended certain of the terms of the Executive Severance Agreement between the Company and Mr. Layton. The amendment modified certain provisions regarding severance payments payable to Mr. Layton, including the payment of certain additional amounts upon the occurrence of a change in control, and included an additional covenant restricting Mr. Layton from being employed by certain named competitors of the Company. A copy of the amendment was filed as an exhibit to the Company’s Form 8-K filed with the SEC on March 29, 2013 and reference is made thereto for a complete description of the terms thereof.

2012 DIRECTOR COMPENSATION

The following table sets forth the compensation earned by non-employee Directors for their service on the Board of Directors and its committees, as applicable, during the year ended December 31, 2012:

	Fees Earned or Paid in Cash	Option Awards (1)		Total
David I. Beatson	$53,500	$17,792	(2)	$71,292
James F. Reilly	114,750	17,792	(3)	132,542
Dr. Neil W. Jacobs	53,500	17,792	(4)	71,292
Timothy M. Murray	47,500	17,792	(5)	65,292

(1)	Represents aggregate grant date fair value computed in accordance with ASC Topic 718.
(2)	Mr. Beatson had 51,277 options outstanding as of December 31, 2012.
(3)	Mr. Reilly had 51,277 options outstanding as of December 31, 2012.
(4)	Dr. Jacobs had 44,894 options outstanding as of December 31, 2012.
(5)	Mr. Murray had 51,277 options outstanding as of December 31, 2012.

During 2012 non-employee directors received an annual retainer fee of $22,000, payable quarterly, a director meeting fee of $2,500 for each board meeting attended, a committee meeting fee of $1,500 for each quarterly Audit Committee meeting attended and a committee meeting fee of $750 or $1,250 (depending upon the meeting length) for each special committee meeting. The lead director received an additional $5,000 for each board meeting attended, $15,000 for serving as chairman of the special committee and $25,000 for additional services performed for the special committee.

In June 1999 the Company adopted a Non-Employee Director Stock Option and Retainer Plan (the “Non-Employee Director Plan”). As amended in June 2011, the Non-Employee Director Plan also provides for the issuance to each non-employee director of options to purchase 10,000 shares of common stock as of the date of each annual meeting of stockholders. During 2012, each non-employee director received an option to purchase 10,000 shares of common stock with an exercise price of $2.54 per share. The Non-Employee Director Plan permits the payment of non-employee director retainer fees in shares of Common Stock in lieu of cash.

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

Compensation Committee Interlocks and Insider Participation

During 2012, Mr. Reilly and Mr. Murray served on the Compensation Committee. None of the members of the Compensation Committee has had a relationship with the Company or any subsidiary other than as a director or stockholder. No executive officer of the Company served or serves on the compensation committee or board of any company that employed or employs any member of Company’s Compensation Committee or Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 17, 2013, certain information regarding the beneficial ownership of the Company’s Common Stock by (i) each person who is known to the Company to beneficially own more than 5% of the Common Stock, (ii) each of the Directors and named executive officers of the Company individually and (iii) the Directors and executive officers of the Company as a group. The information contained in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, as such, also includes shares acquirable within 60 days. Unless otherwise indicated, the stockholders identified in this table have sole voting and investment power with respect to the shares owned of record by them.

Name and Address of Beneficial Owner	Number of Shares	Percent (1)
Austin W. Marxe and David M. Greenhouse (2) 527 Madison Avenue, Suite 2600 New York, NY10022	2,441,165	19.0%
Privet Fund LP (3) 3280 Peachtree Rd NE Atlanta, GA 30305	1,343,428	10.4%
Renaissance Technologies LLC (4) 800 Third Avenue New York, NY10022	698,039	5.4%
Blackrock Inc. (5) 40 East 52nd Street New York, NY 10022	674,825	5.3%
Mark C. Layton (6)	336,417	2.6%
Thomas J. Madden (6)	186,499	1.4%
Michael C. Willoughby (6)	168,487	1.3%
Cindy Almond (6)	122,242	*
Timothy M. Murray (6)	79,593	*
James F. Reilly (6)	69,661	*
David I. Beatson (6)	57,277	*
Dr. Neil W. Jacobs (6)	49,215	*
All directors and executive officers as a group (8 persons) (7)	1,069,391	7.8%

*	Represents less than 1%
(1)	This table is based on 12,862,325 shares of Common Stock outstanding on April 17, 2013.
(2)	Based on a January 14, 2013 Form SC 13 D/A joint filing by Austin W. Marxe (“Marxe”) and David M. Greenhouse (“Greenhouse”). Marxe and Greenhouse share sole voting and investment power over 505,700 common shares owned by Special Situations Cayman Fund, L.P., 1,535,465 common shares owned by Special Situations Fund III QP, L.P., and 400,000 common shares owned by Special Situations Private Equity Fund, L.P.
(3)	Based on an April 5, 2013 Form SC 13 D/A filing by Privet Fund LP.
(4)	Based on a February 12, 2013 Form SC 13 G/A filing by Renaissance Technologies LLC.
(5)	Based on a February 11, 2013 Form SC 13 G/A filing by Blackrock Inc.
(6)	Includes the following outstanding options to purchase the specified number of shares of Common Stock, which are fully vested and exercisable: Mark C. Layton – 191,250; Thomas J. Madden – 146,370; Michael C. Willoughby – 150,626; Cindy Almond – 109,476; Timothy M. Murray – 51,277; David I. Beatson – 51,277; James F. Reilly – 51,277; and Dr. Neil W. Jacobs – 44,894.
(7)	Includes outstanding options to purchase 796,447 shares of Common Stock, which are fully vested and exercisable.

The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2012. For additional information about our equity compensation plans, see note 5 to our financial statements in Item 8 of our 2012 annual report on Form 10-K:

Plan category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted- average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	2,100,184	$4.55	1,407,231

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Board of Directors has determined that, other than Mr. Layton and Mr. Willoughby, each director, and each member of each committee of the Board of Directors, is independent within the meaning of applicable Securities and Exchange Commission (“SEC”) rules and NASD listing standards. The independent directors are able to and generally meet in executive session without the Company’s management at each regularly scheduled Board meeting.

Item 14. Principal Accountant Fees and Services

Fees billed to the Company by Grant Thornton LLP for the years 2011 and 2012

The following table sets forth (i) the aggregate fees billed by Grant Thornton LLP relating to the audit of the 2011 and 2012 consolidated financial statements and (ii) the fees for other professional services billed by Grant Thornton LLP in connection with services rendered during the previous two fiscal years.

Fee Type	2011	2012
Audit fees (a)	$372,200	$407,300
Audit-related fees (b)	60,500	71,550

(a)	Includes fees for professional services rendered in connection with the audit of the annual financial statements, reviews of the quarterly financial statements, fees paid for the audit of the Company’s subsidiary, Supplies Distributors, to satisfy requirements of its senior debt agreements and internal control review.
(b)	Consists of aggregate fees billed for assurance services provided in connection with reports on certain internal controls under Statement on Standards for Attestation Engagements (SSAE) No. 16.

All of the fees listed in the chart above were pre-approved by the Audit Committee, which concluded that the provisions of such services by Grant Thornton LLP was compatible with the maintenance of that firm’s independence in the conduct of its audit functions.

Policy on Audit Committee Pre Approval of Audit and Permissible Non Audit Services of Independent Registered Public Accountants

The Audit Committee pre-approves all audit and permissible non-audit services provided by the Company’s independent auditors. These services may include audit services, audit related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case by case basis. During 2011 and 2012, all audit, non-audit and tax services provided by Grant Thornton LLP were pre-approved by the Audit Committee in accordance with this policy.

Item 15. Exhibits

Exhibits. See “Exhibits Index to Form 10-K/A” immediately following the signature page of this Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2013	By:	/s/ Thomas J. Madden
Thomas J. Madden
Executive Vice President and Chief Financial and Accounting Officer

EXHIBIT INDEX

To FORM 10-K/A

Exhibit Number	Description of Exhibits

31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted to Section 302 of the Sarbanes-Oxley Act of 2002.
(*)	Filed herewith.