Form 10-Q
period 2013-03-31
PFSWEB INC
filed 2013-05-15
CIK 1095315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

At May 10, 2013 there were 12,865,516 shares of registrant’s common stock outstanding.

PFSweb, Inc. and Subsidiaries

Form 10-Q

March 31, 2013

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

PFSweb, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	March 31, 2013	December 31, 2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 17,951	$ 19,626
Restricted cash	362	283
Accounts receivable, net of allowance for doubtful accounts of $ 404 and $ 450 at March 31, 2013 and December 31, 2012, respectively	40,501	45,684
Inventories, net of reserves of $ 1,752 and $ 1,789 at March 31, 2013 and December 31, 2012, respectively	20,643	24,654
Other receivables	7,712	7,675
Prepaid expenses and other current assets	4,325	4,346

Total current assets	91,494	102,268

PROPERTY AND EQUIPMENT, net	27,045	27,917
OTHER ASSETS	3,009	3,286

Total assets	$ 121,548	$ 133,471

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$ 19,290	$ 16,660
Trade accounts payable	31,988	40,493
Deferred revenue	6,943	6,648
Accrued expenses	20,860	23,097

Total current liabilities	79,081	86,898

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	4,664	5,400
DEFERRED REVENUE	6,889	7,562
DEFERRED RENT	5,375	5,560

Total liabilities	96,009	105,420

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $ 1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $ 0.001 par value; 35,000,000 shares authorized; 12,825,418 and 12,812,386 shares issued at March 31, 2013 and December 31, 2012, respectively; and 12,791,951 and 12,778,919 outstanding at March 31, 2013 and December 31, 2012, respectively	13	13
Additional paid-in capital	106,340	106,018
Accumulated deficit	(81,984)	(79,409)
Accumulated other comprehensive income	1,295	1,554
Treasury stock at cost, 33,467 shares	(125)	(125)

Total shareholders’ equity	25,539	28,051

Total liabilities and shareholders’ equity	$ 121,548	$ 133,471

The accompanying notes are an integral part of these consolidated financial statements.

PFSweb, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,

	2013	2012

REVENUES:
Product revenue, net	$ 25,482	$ 34,551
Service fee revenue	28,002	28,378
Pass-through revenue	9,657	9,839

Total revenues	63,141	72,768

COSTS OF REVENUES:
Cost of product revenue	23,515	31,682
Cost of service fee revenue	19,258	21,655
Cost of pass-through revenue	9,657	9,839

Total costs of revenues	52,430	63,176

Gross profit	10,711	9,592
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, including stock based compensation expense of $ 303 and $ 340 in the three months ended March 31, 2013 and 2012, respectively	12,801	10,504

Loss from operations	(2,090)	(912)
INTEREST EXPENSE, net	218	264

Loss from operations before income taxes	(2,308)	(1,176)
INCOME TAX EXPENSE	267	109

NET LOSS	$ (2,575)	$ (1,285)

NET LOSS PER SHARE:
Basic	$ (0.20)	$ (0.10)

Diluted	$ (0.20)	$ (0.10)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	12,786	12,765

Diluted	12,786	12,765

COMPREHENSIVE LOSS:
Net loss	$ (2,575)	$ (1,285)
Foreign currency translation adjustment	(259)	275

TOTAL COMPREHENSIVE LOSS	$ (2,834)	$ (1,010)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

PFSweb, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,575)	$ (1,285)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,408	2,142
Provision for doubtful accounts	6	41
Provision for excess and obsolete inventory	(21)	76
Deferred income taxes	(2)	(17)
Stock-based compensation expense	303	340
Changes in operating assets and liabilities:
Restricted cash	74	2
Accounts receivable	4,927	10,970
Inventories, net	3,832	778
Prepaid expenses, other receivables and other assets	77	2,292
Deferred rent	(149)	5,445
Accounts payable, deferred revenue, accrued expenses and other liabilities	(10,543)	(3,667)

Net cash (used in) provided by operating activities	(1,663)	17,117

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,604)	(7,560)

Net cash used in investing activities	(1,604)	(7,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	19	—
Decrease (increase) in restricted cash	(153)	614
Payments on capital lease obligations	(627)	(376)
Proceeds from (payments on) long-term debt, net	2,486	(9,364)

Net cash provided by (used in) financing activities	1,725	(9,126)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(133)	39

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,675)	470

CASH AND CASH EQUIVALENTS, beginning of period	19,626	17,695

CASH AND CASH EQUIVALENTS, end of period	$ 17,951	$ 18,165

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and capital leases	$ 407	$ 2,238

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1.	overview and basis of presentation

PFSweb, Inc. and its subsidiaries are collectively referred to as the “Company;” “Supplies Distributors” refers to Supplies Distributors, Inc. and its subsidiaries; “Retail Connect” refers to PFSweb Retail Connect, Inc.; and “PFSweb” refers to PFSweb, Inc. and its subsidiaries and affiliates, excluding Supplies Distributors and Retail Connect.

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

Basis of Presentation

The unaudited interim consolidated financial statements as of March 31, 2013, and for the three months ended March 31, 2013 and 2012, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim consolidated financial statements of the Company include all adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2013, its results of operations for the three months ended March 31, 2013 and 2012 and its cash flows for the three months ended March 31, 2013 and 2012. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.

Certain prior period data on the income statement has been reclassified to conform to the current year presentation of a) product and pass-through revenues, b) cost of product, service fee and pass-through revenues and c) selling, general and administrative expenses, each of which was previously classified as a different component on the income statement. These reclassifications had no effect on previously reported net income (loss) or total shareholders’ equity.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. The Company bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as the operating environment changes. These changes have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 in the section entitled “Risk Factors.” Based on a critical assessment of accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes the Company’s consolidated financial statements are fairly stated in accordance with U.S. GAAP, and provide a fair presentation of the Company’s financial position and results of operations.

Investment in Affiliates

Priority Fulfillment Services, Inc. (“PFS”), a wholly-owned subsidiary of PFSweb, Inc., has made advances to Supplies Distributors that are evidenced by a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Subordinated Note cannot be increased to more than $5.0 million or decreased to less than $3.5 million without prior approval of certain of the Company’s lenders. As of both March 31, 2013 and December 31, 2012, the outstanding balance of the Subordinated Note was $3.5 million. The Subordinated Note is eliminated in the Company’s consolidated financial statements.

PFS has also made advances to Retail Connect, which aggregated $11.1 million at both March 31, 2013 and December 31, 2012. Certain terms of the Company’s debt facilities provide that the total advances to Retail Connect may not be less than $2.0 million without prior approval of Retail Connect’s lender, if needed. PFS has received the approval of its lender to advance incremental amounts to certain of its subsidiaries and/or affiliates, including Retail Connect, if needed, subject to certain financial covenants, as defined. PFSweb, Inc. has also advanced to Retail Connect an additional $8.4 million and $8.2 million as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013, PFSweb, Inc. has approximately $5.2 million available to be advanced to Retail Connect and/or other affiliates. All of these advances are eliminated upon consolidation.

Concentration of Business and Credit Risk

One service fee client represented over 10% of the Company’s consolidated total net revenue and accounts receivable during the three months ended March 31, 2013.

A summary of the nonaffiliated customer and client concentrations is as follows:

	Three Months Ended March 31,

	2013	2012

Product Revenue (as a percentage of total Product Revenue):
Customer 1	16%	14%
Customer 2	13%	9%

Service Fee Revenue (as a percentage of total Service Fee Revenue):
Client 1	17%	15%
Client 2	9%	17%
Accounts Receivable: Client 1	10%	9%

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

As a result of certain operational restructuring of its business, Ricoh has implemented, and will continue to implement, certain changes in the sale and distribution of Ricoh products. The changes have resulted and are expected to continue to result, in reduced revenues and profitability for Supplies Distributors in 2013.

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

Property and Equipment

The Company’s property held under capital leases amounts to approximately $4.9 million and $5.1 million, net of accumulated amortization of approximately $3.2 million and $2.6 million, at March 31, 2013 and December 31, 2012, respectively. Depreciation and amortization expense related to capital leases during the three months ended March 31, 2013 and 2012 was $0.4 million in both periods. In addition, during 2012, the Company incurred approximately $6.0 million of leasehold improvements at certain of its leased facilities that will be amortized over the shorter of the asset’s useful lives or the lease terms and were primarily financed via tenant allowances that will also be amortized over the lease terms.

Income Taxes

The Company records a tax provision primarily associated with state income taxes and its Supplies Distributors subsidiary’s international operations. The Company has recorded a valuation allowance for the majority of its net deferred tax assets.

Cash Paid for Interest and Taxes

The Company made payments for interest of approximately $0.2 million and $0.3 million in the three months ended March 31, 2013 and 2012, respectively. Income taxes of approximately $9,000 and $0.1 million were paid by the Company during the three month periods ended March 31, 2013 and 2012, respectively.

3.	NET LOSS PER COMMON SHARE

Basic and diluted net loss per share are computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Stock options not included in the calculation of diluted net loss per share for the three months ended March 31, 2013, and 2012 were 2.0 million and 2.1 million, respectively, as the effect would be anti-dilutive.

4.	VENDOR FINANCING

Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of Ricoh products in the United States, providing financing for eligible Ricoh inventory and certain receivables up to $20.0 million. The agreement has no stated maturity date and provides either party the ability to exit the facility following a 90-day notice. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility, which were $12.7 million and $11.9 million as of March 31, 2013 and December 31, 2012, respectively, as accounts payable in the consolidated balance sheets. As of March 31, 2013, Supplies Distributors had $0.9 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends.  The credit facility also contains financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and is secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $3.5 million and the Company is required to maintain a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (3.75% as of March 31, 2013). The facility also includes a monthly service fee.

5.	DEBT AND CAPITAL LEASE OBLIGATIONS;

Outstanding debt and capital lease obligations consist of the following (in thousands):

	March 31, 2013	December 31, 2012

Loan and security agreements
Supplies Distributors	$ 5,146	$ 3,264
PFS	12,052	11,077
Credit facility – Retail Connect	—	—
Master lease agreements	6,124	6,648
Other	632	1,071

Total	23,954	22,060
Less current portion of long-term debt	19,290	16,660

Long-term debt, less current portion	$ 4,664	$ 5,400

Loan and Security Agreement – Supplies Distributors

Supplies Distributors has a loan and security agreement with Wells Fargo Bank, National Association (“Wells Fargo”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of March 31, 2013, Supplies Distributors had $1.0 million of available credit under this agreement. The Wells Fargo facility expires on the earlier of March 2014 or the date on which the parties to the Ricoh distributor agreement no longer operate under the terms of such agreement and/or Ricoh no longer supplies products pursuant to such agreement. Borrowings under the Wells Fargo facility accrue interest at prime rate plus 0.25% to 0.75% (3.75% as of March 31, 2013) or Eurodollar rate plus 2.5% to 3.0%, dependent on excess availability and subject to a minimum of 3.0%, as defined. The interest rate as of March 31, 2013 was 3.75% for $3.1 million of outstanding borrowings and 3.0% for $2.0 million of outstanding borrowings. As of December 31, 2012, the interest rate was 3.75% for $1.3 million of outstanding borrowings and 3.0% for $2.0 million of outstanding borrowings. This agreement contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends.  This agreement also contains financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $3.5 million, may not maintain restricted cash of more than $5.0 million and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks and Wells Fargo pursuant to which a security interest was granted to Wells Fargo for all U.S. and Canadian customer remittances received in specified bank accounts. At March 31, 2013 and December 31, 2012, these bank accounts held $0.3 million and $0.2 million, respectively, which were restricted for payment to Wells Fargo.

Loan and Security Agreement – PFS

PFS has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”). The Comerica Agreement provides for up to $12.5 million ($10.0 million during certain non-seasonal peak months) of eligible accounts receivable financing (“Working Capital Advances”) through March 2014. The Comerica Agreement also provided for up to $3.0 million of eligible equipment purchases (“Equipment Advances”) through January 2013, with principal payments due through April 2015. As of March 31, 2013, PFS had $2.7 million of available credit under the Working Capital Advance portion of this facility and no remaining availability for Equipment Advances. Borrowings under the Working Capital Advance portion of the Comerica Agreement accrue interest at prime rate plus 2% (5.25% at March 31, 2013) while the Equipment Advances accrues interest at prime rate plus 2.25% (5.5% at March 31, 2013). The Comerica Agreement contains cross default provisions and various restrictions upon PFS’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the Subordinated Note receivable from Supplies Distributors to a maximum of $5.0 million. Comerica has provided approval for PFS to advance incremental amounts subject to certain financial covenants, as defined, to certain of its subsidiaries and/or affiliates, if needed. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb, Inc.

Credit Facility – Retail Connect

Retail Connect has an asset-based line of credit facility of up to $3.0 million from Wells Fargo, through May 2013, which is collateralized by substantially all of Retail Connect’s assets. Borrowings under the facility are limited to a percentage of eligible accounts receivable and inventory, up to a specified amount. Outstanding borrowings under the facility bear interest at prime rate plus 1% or Eurodollar rate plus 3.5%. There were no outstanding borrowings as of March 31, 2013. As of March 31, 2013, Retail Connect had $0.1 million of available credit under this facility. In connection with the line of credit, Retail Connect entered into a cash management arrangement whereby Retail Connect’s operating accounts are considered restricted and swept and used to repay outstanding amounts under the line of credit, if any. The credit facility restricts Retail Connect’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, and requires a minimum tangible net worth for Retail Connect of $0 million, as defined. PFSweb has guaranteed all current and future obligations of Retail Connect under this line of credit.

Factoring Agreement

Supplies Distributors’ European subsidiary has a factoring agreement with BNP Paribas Fortis Factor that provides factoring for up to 7.5 million euros (approximately $9.6 million as of March 31, 2013) of eligible accounts receivable through March 2014. This factoring agreement is accounted for as a secured borrowing. As of March 31, 2013, Supplies Distributors’ European subsidiary had approximately 1.2 million euros (approximately $1.5 million) of available credit under this agreement. Borrowings accrue interest at Euribor plus 0.7% (0.8% at March 31, 2013).

Debt Covenants

To the extent the Company or any of its subsidiaries fail to comply with its covenants applicable to its debt or vendor financing obligations, including the monthly financial covenant requirements, such as profitability and cash flow, and required level of shareholders’ equity or net worth (as defined), the Company would be required to obtain a waiver from the lender or the lender would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral and enforcement of payment under the Company parent guarantee. Any acceleration of the repayment of the credit facilities may have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. As of March 31, 2013, the Company was in compliance with all debt covenants.

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

6 .	SEGMENT INFORMATION

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

	Three Months Ended March 31,

	2013	2012

Revenues (in thousands):
PFSweb	$ 38,453	$ 39,679
Business and Retail Connect	27,405	34,725
Eliminations	(2,717)	(1,636)

	$ 63,141	$ 72,768

Income (loss) from operations (in thousands):
PFSweb	$ (2,547)	$ (1,740)
Business and Retail Connect	457	828

	$ (2,090)	$ (912)

	Three Months Ended March 31,

	2013	2012

Depreciation and amortization (in thousands):
PFSweb	$ 2,369	$ 2,126
Business and Retail Connect	39	16

	$ 2,408	$ 2,142

Capital expenditures (in thousands):
PFSweb	$ 1,588	$ 7,485
Business and Retail Connect	16	75

	$ 1,604	$ 7,560

	March 31, 2013	December 31, 2012

Assets (in thousands):
PFSweb	$ 86,576	$ 94,940
Business and Retail Connect	48,907	52,648
Eliminations	(13,935)	(14,117)

	$ 121,548	$ 133,471

7.	COMMITMENTS AND CONTINGENCIES

In 2012, the Company incurred approximately $6.0 million of leasehold improvements at certain of its leased facilities that will be amortized over the shorter of the assets lives or the lease terms and were primarily financed via tenant allowances that will also be amortized over the lease terms.

The Company received municipal tax abatements in certain locations. In prior years, the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to the Company’s tax abatement. The Company disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against the Company and the timing of the related payments has not been finalized. As of March 31, 2013, the Company believes it has adequately accrued for the expected assessment.

In April 2010, a sales employee of eCOST (the former name of Retail Connect) was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. The Company received subpoenas from the Office of the U.S. Attorney requesting information regarding the employee and other matters, and the Company has responded to the subpoenas and is fully cooperating with the Office of the U.S. Attorney. In August 2012, the employee pleaded guilty to a misdemeanor. Neither the Company nor eCOST have been charged with any criminal activity, and the Company intends to seek the recovery or reimbursement of the funds that are currently classified as other receivables on the March 31, 2013 financial statements. Based on the information available to date, the Company is unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or the inability of the Company to recover such funds or any significant portion thereof, or any costs and expenses incurred by the Company in connection with this matter will not have a material adverse effect upon the Company’s financial condition or results of operations.

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

Forward-Looking Information

We have made forward-looking statements in this Report on Form 10-Q. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “seek,” “strive,” “believe,” “expect,” “anticipate,” “predict,” “potential,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “target” and “estimate” or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to those set forth above or elsewhere in this Report on Form 10-Q and our Form 10-K for the year ended December 31, 2012, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:

•	our ability to retain and expand relationships with existing clients and attract and implement new clients;

•	our reliance on the fees generated by the transaction volume or product sales of our clients;

•	our reliance on our clients’ projections or transaction volume or product sales;
•

our dependence upon our agreements with International Business Machines Corporation (“IBM”) and Ricoh Company Limited and Ricoh Production Print Solutions, a strategic business unit within the Ricoh Family Group of Companies, (collectively hereafter referred to as “Ricoh”);

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

Currently, any growth within our Retail model would be primarily driven by our ability to attract new distributor arrangements with Ricoh or other manufacturers and the sales and marketing efforts of the manufacturers and third party sales partners.  As a result of certain operational restructuring of its business, Ricoh has implemented, and will continue to implement, certain changes in the sale and distribution of Ricoh products.  The changes have resulted, and are expected to continue to result, in reduced revenues and profitability under our Retail model in 2013.

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

Cost of product revenue—consists of the purchase price of product sold and freight costs, which are reduced by certain reimbursable expenses.  These reimbursable expenses include pass-through customer marketing programs, direct costs incurred in passing on any price decreases offered by vendors to cover price protection and certain special bids, the cost of products provided to replace defective product returned by customers and certain other expenses as defined under the distributor agreements.

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

Results of Operations

For the Interim Periods Ended March 31, 2013 and 2012

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenue (in millions):

	Three Months Ended March 31,
				% of Net Revenues
Revenues	2013	2012	Change	2013	2012
Product revenue, net	$ 25.5	$ 34.6	$ (9.1)	40.8%	47.5%
Service fee revenue	28.0	28.4	(0.4)	44.8%	39.0%
Pass-through revenue	9.6	9.8	(0.2)	14.4%	13.5%

Total net revenues	63.1	72.8	(9.7)	100.0%	100.0%
Cost of Revenues
Cost of product revenue (1)	23.5	31.7	(8.2)	92.3%	91.7%
Cost of service fee revenue (2)	19.3	21.7	(2.4)	68.8%	76.3%
Pass-through cost of revenue (3)	9.6	9.8	(0.2)	100.0%	100.0%

Total cost of revenues	52.4	63.2	(10.8)	83.0%	86.8%

Product revenue gross profit	2.0	2.9	(0.9)	7.7%	8.3%
Service fee gross profit	8.7	6.7	2.0	31.2%	23.7%
Pass-through gross profit	—	—	—	— %	— %

Total gross profit	10.7	9.6	1.1	17.0%	13.2%
Selling General and Administrative expense	12.8	10.5	2.3	20.3%	14.4%

Loss from operations	(2.1)	(0.9)	(1.2)	(3.3)%	(1.2)%
Interest expense, net	0.2	0.3	(0.1)	0.3%	0.4%

Loss before income taxes	(2.3)	(1.2)	(1.1)	(3.6)%	(1.6)%

Income tax expense, net	0.3	0.1	0.2	0.4%	0.1%

Net loss	$ (2.6)	$ (1.3)	$ (1.3)	(4.0)%	(1.7)%

•	% of net revenues represents the percent of Product revenue, net.

•	% of net revenues represents the percent of Service fee revenue.

•	% of net revenues represents the percent of Pass-through revenue.

Product Revenue, net.  Product revenue was $25.5 million for the three months ended March 31, 2013, which represents a decrease of $9.1 million or 26.2% as compared to the same quarter of the prior year.  This reduction in revenue is primarily due to the operational restructuring by Ricoh of its business, which has resulted, and will continue to result, in changes in the sale and distribution of Ricoh products and lower product revenue.  We currently expect product revenue to be approximately $90 million to $95 million in 2013.

Service Fee Revenue.  The decrease in service fee revenue for the three months ended March 31, 2013 as compared to the same period of the prior year was primarily due to decreased service fees from both existing and terminated client relationships, partially offset by the impact of new client relationships that began in 2012 and early 2013.

The change in service fee revenue, excluding pass-through revenue, is shown below ($ millions):

Three Months

Period ended March 31, 2012	$28.4
New service contract relationships	2.4
Change in existing client service fees	(2.7)
Terminated clients not included in 2013 revenue	(0.1)

Period ended March 31, 2013	$28.0

Our service fee revenue has been negatively impacted and will continue to be negatively impacted in 2013 by the conclusion or anticipated reduction of operations of several client programs.  Based on current client projections for fiscal year 2013, we currently expect the reduction in revenue derived from these client programs to be offset in part, but not in whole, by new or expanded client opportunities.

Cost of Product Revenue. The cost of product revenue decreased by $8.2 million, or 25.8%, to $23.5 million in the three months ended March 31, 2013.  The resulting gross profit margin was $2.0 million, or 7.7% of product revenue, for the three months ended March 31, 2013 and $2.9 million, or 8.3% of product revenue, for the comparable 2012 period. The gross profit was negatively impacted by reduced product revenue primarily attributable to the Ricoh restructuring activities, which we expect to continue in 2013. The gross profit margin for 2013 and 2012 includes the impact of incremental gross margin earned on product sales resulting from certain product price increases and the impact of certain incremental inventory cost reductions.

Cost of Service Fee Revenue.  Gross profit as a percentage of service fees was 31.2% in three month period ended March 31, 2013 and 23.7% in the same period of 2012.  The gross profit percentage increase resulted from a change in the client mix, improved operating efficiencies and an increased level of higher margin client project activity.  Additionally, the three months ended March 31, 2013 included an incremental benefit of $0.6 million applicable to certain client transition related agreements, which we also expect to continue into the quarter ended June 30, 2013.

We target to earn an overall average gross profit of 25-30% on existing and new service fee contracts, but we have accepted, and may continue to accept, lower gross margin percentages on certain contracts depending on contract scope and other factors including projected volumes.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses for the three months ended March 31, 2013 and 2012 were $12.8 million and $10.5 million, respectively.  As a percentage of total net revenue, selling, general and administrative expenses were 20.3% in the three months ended March 31, 2013 and 14.4% in the prior year period.  The increase in costs is primarily related to certain restructuring related charges of approximately $2.3 million and an increase in personnel related costs and depreciation and amortization expense in the three months ended March 31, 2013.  The prior year period included approximately $0.5 million of lease termination costs and $0.6 million of relocation related costs relating to our facility relocations and expansions in 2012. Excluding the restructuring related charges, lease termination costs and relocation related costs in both 2013 and 2012, as a percent of total net revenue, selling, general and administrative expenses were 16.6% in the three months ended March 31, 2013 and 13.0% in the prior year period.

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

Liquidity and Capital Resources

During the three months ended March 31, 2013, we used $1.7 million of cash from operating activities primarily due to a $10.5 million decrease in accounts payable, deferred revenue, accrued expenses and other liabilities related to reduced inventory purchases as a result of a reduction in product revenue, reduced service fee business payables and accrual levels due to reduced business volumes from the seasonally higher fourth quarter, and a reduction related to timing of various vendor and client reimbursable payments.  This use of cash was partially offset by a $4.9 million decrease in accounts receivable mostly applicable to our services business following the December 31 seasonal peak period and a $3.8 million reduction in inventories related to reduced product revenue.

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

In the three months ended March 31, 2013, we incurred capital expenditures of $1.6 million which consisted primarily of payments for internally developed software and capital leases on equipment.  Proceeds from debt, net of a decrease in restricted cash and payments on capital leases, was $1.7 million in the three months ended March 31, 2013.

In the three months ended March 31, 2012, we incurred capital expenditures of $7.6 million, exclusive of $2.2 million of property and equipment acquired under debt and capital lease financing.  This included capital expenditures related to our new corporate headquarters and call center facility, which are being financed by the landlords through tenant allowances. Cash used for payments on debt and capital leases, net of a decrease in restricted cash, was $9.1 million in the three months ended March 31, 2012.

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

During the three months ended March 31, 2013, our working capital decreased to $12.4 million from $15.4 million at December 31, 2012 primarily due to capital expenditures and the impact of certain restructuring related accruals.  To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities or entering into new debt agreements. No assurances can be given we will be successful in obtaining any additional financing or the terms thereof.  We currently believe our cash position, financing available under our credit facilities and funds generated from operations will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our current debt and lease obligations, and additional loans to our subsidiaries, if necessary, for at least the next twelve months.

In support of certain debt instruments and leases, as of March 31, 2013, we had $0.3 million of cash restricted for repayment to lenders.  In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain of our subsidiaries' credit facilities. Many of these facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other credit facilities and agreements. These covenants include, among others, minimum levels of net worth, profitability and cash flow (as defined) and restrictions on the ability of the borrower subsidiaries to advance funds to other borrower subsidiaries.  As a result, it is possible for one or more of these borrower subsidiaries to fail to meet their respective covenants even if another borrower subsidiary otherwise has available excess funds, which, if not restricted, could be used to cure the default.  To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity, and we are not able to obtain a waiver, the lenders would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral and enforcement of payment under our parent guarantee.  A requirement to accelerate the repayment of the credit facility obligations may have a material adverse impact on our financial condition and results of operations.  We can provide no assurance we will have the financial ability to repay all such obligations.  As of March 31, 2013, we were in compliance with all debt covenants. Further, non-renewal of any of our credit facilities may have a material adverse impact on our business and financial condition.  We do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.

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

We receive municipal tax abatements in certain locations.  In prior years, we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to our tax abatement.  We disputed the adjustment and such dispute has been settled with the municipality.  However, the amount of additional property taxes to be assessed against us and the timing of the related payments has not been finalized.  As of March 31, 2013, we believe we have adequately accrued for the expected assessment.

In April 2010, a sales employee of eCOST (the former name of Retail Connect) was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. We received subpoenas from the Office of the U.S. Attorney requesting information regarding the employee and other matters, and have responded to such subpoenas and are fully cooperating with the Office of the U.S. Attorney. In August 2012, the employee pleaded guilty to a misdemeanor.  Neither the Company nor eCOST have been charged with any criminal activity, and we intend to seek the recovery or reimbursement of such funds, that are currently classified as other receivables in the March 31, 2013 financial statements. Based on the information available to date, we are unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or our inability to recover such funds or any significant portion thereof, or any costs and expenses we may incur in connection with such matter will not have a material adverse effect upon our financial condition or results of operations.

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

Supplies Distributors’ European subsidiary has a factoring agreement with BNP Paribas Fortis Factor (“BNP Paribas”) to provide factoring for up to 7.5 million Euros (approximately $9.6 million at March 31, 2013) of eligible accounts receivables through March 2014.

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

PFS Financing

Our PFS subsidiary has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank, which provides for up to $12.5 million ($10.0 million during certain non-seasonal peak-months) of eligible accounts receivable financing through March 2014.  The Comerica Agreement also provided for up to $3.0 million of eligible equipment financing (“Equipment Advances”).  Outstanding Equipment Advances have a final maturity date of April 15, 2015.  We entered into this Comerica Agreement to supplement our existing cash position and provide funding for our current and future operations, including our targeted growth. The Comerica Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20.0 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement also limits PFS’ ability to increase the subordinated loan to Supplies Distributors to more than $5.0 million and permits PFS to advance incremental amounts to certain of its subsidiaries and/or affiliates subject to certain financial covenants, as defined. The Comerica Agreement is secured by all of the assets of PFS, as well as a  guarantee of PFSweb.

Retail Connect Financing

Retail Connect has an asset-based line of credit facility for up to $3.0 million of eligible financing with Wells Fargo, which is collateralized by substantially all of Retail Connect’s assets and expires in May 2013.  The facility is expected to be renewed prior to its maturity.  Borrowings under the facility and letter of credit availability are limited to a percentage of accounts receivable and inventory, up to specified amounts. As of March 31, 2013, Retail Connect had $0.1 million of available credit under this facility.  The credit facility restricts Retail Connect’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as a minimum tangible net worth for Retail Connect of $0 million, as defined. PFSweb has guaranteed all current and future obligations of Retail Connect under this line of credit.

Seasonality

The seasonality of our service fee business is dependent upon the seasonality of our clients' business and sales of their products. Accordingly, we must rely upon the projections of our clients in assessing quarterly variability. We believe that with our current client mix and their current business volumes, our run rate service fee business activity, which is dependent upon the business volume of our clients, will generally be lower in the first three quarters of the calendar year, and highest in the quarter ended December 31.  We anticipate our product revenue will be generally highest during the quarter ended December 31.  We believe our historical revenue pattern makes it difficult to predict the effect of seasonality on our future revenues and results of operations.

We believe results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.

Inflation

Management believes that inflation has not had a material effect on our operations.

Critical Accounting Policies

A description of our critical accounting policies is included in Note 2 of the consolidated financial statements in our December 31, 2012 Annual Report on Form 10-K.

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”).  As of March 31, 2013, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the period that ended on March 31, 2013, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

None

ITEM 1A.	Risk Factors

In addition to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on April 1, 2013, our business, financial condition and operating results could be adversely affected by any or all of the following factors.

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

As of March 31, 2013, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of Ricoh product inventory, was approximately $37 million. Certain of the credit facilities have maturity dates in calendar year 2014 or beyond, but are classified as current liabilities in our consolidated financial statements given the underlying nature of the credit facility.  We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. Any non-renewal, default under or acceleration of any of our credit facilities may have a material adverse impact upon our business and financial condition. In addition we have provided $3.5 million of subordinated indebtedness to Supplies Distributors as of March 31, 2013. The maximum level of this subordinated indebtedness to Supplies Distributors that may be provided without approval from our lenders is $5.0 million. The restrictions on increasing this amount without lender approval may limit our ability to comply with certain loan covenants or grow and support Supplies Distributors’ business. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so. We have also guaranteed Retail Connect’s $3.0 million credit line, as well as certain of its vendor trade payables.

Specific Risks Related to Our Business Process Outsourcing Business

Our business is subject to the risk of customer and supplier concentration.

For the three months ended March 31, 2013, two clients represented approximately 26% of service fee revenue (excluding pass-through revenue) and approximately 16% of consolidated revenue.  We currently anticipate that both of these clients and other clients will reduce the level of services or terminate their relationship with us so that, unless we are able to increase our service fee revenue from other existing or new clients or adjust our operating costs, such reduction or termination of services would have a material adverse effect upon our business, results of operation and financial condition.

The majority of our Supplies Distributors product revenue is generated by sales of product purchased under distributor agreements with Ricoh.  These agreements are terminable at will and no assurance can be given that Ricoh will continue the distributor agreements with Supplies Distributors. Supplies Distributors does not have its own sales force and relies upon Ricoh’s sales force and product demand generation activities for its sale of Ricoh product.  As a result of certain operational restructuring of its business, Ricoh has implemented, and will continue to implement, certain changes in the sale and distribution of Ricoh products.  The changes have resulted, and are expected to continue to result, in reduced revenues and profitability for Supplies Distributors in 2013.  Further reduction in the Ricoh business may have a material adverse effect on Supplies Distributors’ business and our overall financial condition.

Sales by Supplies Distributors to two customers in the aggregate accounted for approximately 29% of Supplies Distributors’ total product revenue and 12% of consolidated net revenues in the three month period ended March 31, 2013.  The loss of one or both of such customers, or non-payment of any material amount by these or any other customer would have a material adverse effect upon Supplies Distributors’ business results of operations and financial condition.

Risks Related to Our Stock

Our stock price could decline if a significant number of shares become available for sale.

As of March 31, 2013, we have an aggregate of 2.0 million stock options outstanding to employees, directors and others with a weighted average exercise price of $4.54 per share. The shares of common stock that may be issued upon exercise of these options may be resold into the public market. Sales of substantial amounts of common stock in the public market as a result of the exercise of these options, or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Mine Safety Disclosure

Not applicable

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

a)Exhibits:

Exhibit No.	Description of Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of PFSweb, Inc.
3.1.1(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.
3.1.2(4)	Certificate of Amendment to Certificate of Incorporation of PFSweb, Inc.
3.1.3(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.
3.2(1)	Amended and Restated By-Laws
3.2.1(3)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.
3.2.2(6)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.
10.1**	First Amendment to Industrial Lease Agreement dated May 7, 2013 by and between US Industrial REIT II and Priority Fulfillment Services, Inc.
31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB**	XBRL Taxonomy Extension Label Linkbase.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.
•	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).
•	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended December, 31, 2005 filed on March 31, 2006.
•	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 13, 2007.
•	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 2, 2008.
•	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 14, 2009.
•	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 2, 2010.

*Filed Herewith

**Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2013
PFSweb, Inc.

By:/s/ Thomas J. Madden

Thomas J. Madden
Chief Financial Officer
Chief Accounting Officer
Executive Vice President