Form 10-Q
period 2013-06-30
PFSWEB INC
filed 2013-08-14
CIK 1095315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

At August 12, 2013 there were 16,104,705 shares of registrant’s common stock outstanding.

PFSweb, Inc. and Subsidiaries

Form 10-Q

June 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PFSweb, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,638	$19,626
Restricted cash	457	283
Accounts receivable, net of allowance for doubtful accounts of $391 and $450 at June 30, 2013 and December 31, 2012, respectively	37,873	45,684
Inventories, net of reserves of $1,753 and $1,789 at June 30, 2013 and December 31, 2012, respectively	17,822	24,654
Other receivables	6,984	7,675
Prepaid expenses and other current assets	4,364	4,346
Total current assets	89,138	102,268
PROPERTY AND EQUIPMENT, net	26,611	27,917
OTHER ASSETS	2,887	3,286
Total assets	$118,636	$133,471
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$8,940	$16,660
Trade accounts payable	26,760	40,493
Deferred revenue	7,870	6,648
Accrued expenses	18,981	23,097
Total current liabilities	62,551	86,898
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	4,224	5,400
DEFERRED REVENUE	7,343	7,562
DEFERRED RENT	5,237	5,560
Total liabilities	79,355	105,420

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized;
16,138,172 and 12,812,386 shares issued at June 30, 2013 and December 31, 2012, respectively; and 16,104,705 and 12,778,919 outstanding at June 30, 2013 and December 31, 2012, respectively	16	13
Additional paid-in capital	120,915	106,018
Accumulated deficit	(82,939)	(79,409)
Accumulated other comprehensive income	1,414	1,554
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	39,281	28,051
Total liabilities and shareholders’ equity	$118,636	$133,471

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES:
Product revenue, net	$22,985	$29,423	$48,467	$63,974
Service fee revenue	26,496	28,384	54,498	56,762
Pass-through revenue	8,704	9,264	18,361	19,103
Total revenues	58,185	67,071	121,326	139,839
COSTS OF REVENUES:
Cost of product revenue	21,479	27,263	44,994	58,945
Cost of service fee revenue	17,811	20,698	37,069	42,353
Cost of pass-through revenue	8,704	9,264	18,361	19,103
Total costs of revenues	47,994	57,225	100,424	120,401
Gross profit	10,191	9,846	20,902	19,438
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, including stock based compensation expense of $282 and $366 in the three months ended June 30, 2013 and 2012, respectively, and $585 and $706 in the six months ended June 30, 2013 and 2012, respectively.	10,938	9,902	23,739	20,406
Loss from operations	(747)	(56)	(2,837)	(968)
INTEREST EXPENSE, net	184	258	402	522
Loss from operations before income taxes	(931)	(314)	(3,239)	(1,490)
INCOME TAX EXPENSE	24	194	291	303
NET LOSS	$(955)	$(508)	$(3,530)	$(1,793)
NET LOSS PER SHARE:
Basic	$(0.07)	$(0.04)	$(0.26)	$(0.14)
Diluted	$(0.07)	$(0.04)	$(0.26)	$(0.14)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	14,525	12,783	13,661	12,774
Diluted	14,525	12,783	13,661	12,774
COMPREHENSIVE LOSS:
Net loss	$(955)	$(508)	$(3,530)	$(1,793)
Foreign currency translation adjustment	119	(496)	(140)	(221)
TOTAL COMPREHENSIVE LOSS	$(836)	$(1,004)	$(3,670)	$(2,014)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

PFSweb, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,530)	$(1,793)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,096	4,332
Provision for doubtful accounts	35	21
Provision for excess and obsolete inventory	10	169
Deferred income taxes	24	(3)
Stock-based compensation expense	585	706
Changes in operating assets and liabilities:
Restricted cash	18	(200)
Accounts receivable	7,670	13,310
Inventories	6,705	3,031
Prepaid expenses, other receivables and other assets	934	4,174
Deferred rent	(281)	5,306
Accounts payable, deferred revenue, accrued expenses and other liabilities	(16,509)	(12,938)
Net cash provided by operating activities	757	16,115

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,162)	(9,371)
Net cash used in investing activities	(3,162)	(9,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	14,312	48
Purchase of treasury stock	—	(12)
Decrease (increase) in restricted cash	(192)	299
Payments on capital lease obligations	(1,299)	(737)
Payments on long-term debt, net	(8,307)	(6,827)
Net cash provided by (used in) financing activities	4,514	(7,229)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(97)	(103)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,012	(588)

CASH AND CASH EQUIVALENTS, beginning of period	19,626	17,695

CASH AND CASH EQUIVALENTS, end of period	$21,638	$17,107

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and capital leases	$1,071	$5,597

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

Basis of Presentation

The unaudited interim consolidated financial statements as of June 30, 2013, and for the three and six months ended June 30, 2013 and 2012, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim consolidated financial statements of the Company include all adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2013, its results of operations for the three and six months ended June 30, 2013 and 2012 and its cash flows for the six months ended June 30, 2013 and 2012. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

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

Investment in Affiliates

Priority Fulfillment Services, Inc. (“PFS”), a wholly-owned subsidiary of PFSweb, Inc., has made advances to Supplies Distributors that are evidenced by a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Subordinated Note cannot be increased to more than $5.0 million or decreased to less than $3.5 million without prior approval of certain of the Company’s lenders. As of both June 30, 2013 and December 31, 2012, the outstanding balance of the Subordinated Note was $3.5 million. The Subordinated Note is eliminated in the Company’s consolidated financial statements.

PFS has also made advances to Retail Connect, which aggregated $11.1 million at both June 30, 2013 and December 31, 2012. Certain terms of the Company’s debt facilities provide that the total advances to Retail Connect may not be less than $2.0 million without prior approval of Retail Connect’s lender, if needed. PFS has received the approval of its lender to advance incremental amounts to certain of its subsidiaries and/or affiliates, including Retail Connect, if needed, subject to certain financial covenants, as defined. PFSweb, Inc. has also advanced to Retail Connect an additional $8.5 million and $8.2 million as of June 30, 2013 and December 31, 2012, respectively. All of these advances are eliminated upon consolidation.  As of June 30, 2013, PFSweb, Inc. has approximately $16.0 million available to be advanced to Retail Connect and/or other affiliates.

Concentration of Business and Credit Risk

No service fee client or product revenue customer represented more than 10% of the Company’s consolidated total net revenue during the six months ended June 30, 2013 or accounts receivable as of June 30, 2013.

A summary of the nonaffiliated customer and client concentrations is as follows:

	Six Months Ended June 30,
	2013	2012
Product Revenue (as a percentage of total Product Revenue):
Customer 1	15%	14%
Customer 2	12%	10%
Service Fee Revenue (as a percentage of total Service Fee Revenue):
Client 1	14%	15%
Client 2	9%	16%

The Company currently anticipates that its product revenue and service fee revenue from the customers and clients identified above will decline during the next twelve months and the contractual relationship with Client 1 will end during the quarter ended September 30, 2013.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

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

As a result of certain operational restructuring of its business, Ricoh has implemented, and will continue to implement, certain changes in the sale and distribution of Ricoh products. The changes have resulted, and are expected to continue to result, in reduced revenues and profitability for Supplies Distributors in 2013 and beyond.

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

Property and Equipment

The Company’s property held under capital leases amounts to approximately $4.8 million and $5.1 million, net of accumulated amortization of approximately $3.8 million and $2.6 million, at June 30, 2013 and December 31, 2012, respectively. Depreciation and amortization expense related to capital leases during the six months ended June 30, 2013 and 2012 was $1.3 million and $1.0 million, respectively. In addition, during 2012, the Company incurred approximately $6.0 million of leasehold improvements at certain of its leased facilities that are being amortized over the shorter of the asset’s useful lives or the lease terms and were primarily financed via tenant allowances that are also being amortized over the lease terms.

Income Taxes

The Company records a tax provision primarily associated with state income taxes and its Supplies Distributors subsidiary’s international operations. The Company has recorded a valuation allowance for the majority of its net deferred tax assets.

Cash Paid for Interest and Taxes

The Company made payments for interest of approximately $0.4 million and $0.5 million in the six months ended June 30, 2013 and 2012, respectively. Income taxes of approximately $49,000 and $0.3 million were paid by the Company during the six month periods ended June 30, 2013 and 2012, respectively.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

3. NET LOSS PER COMMON SHARE

Basic and diluted net loss per share are computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Stock options not included in the calculation of diluted net loss per share for the six months ended June 30, 2013, and 2012 were 2.0 million and 2.1 million, respectively, as the effect would be anti-dilutive.

4. STOCK AND STOCK OPTIONS

In May 2013, the Company completed an equity offering pursuant to which the Company sold an aggregate of 3.2 million shares of common stock, par value $0.001 per share, at $4.57 per share, resulting in net proceeds, after deducting offering expenses, of approximately $14.1 million.

On May 22, 2013, pursuant to the Company’s 2005 Employee Stock and Incentive Plan, as amended and restated (the “Plan”), the Company issued Performance-Based Share Awards (“Performance Shares”, as defined in the Plan) to certain of the Company’s executives. The number of Performance Shares that each such individual may receive is subject to, and calculated by reference to, the achievement by the Company of certain 2013 financial targets. Based on the financial targets, the aggregate maximum number of Performance Shares that may be issued for 2013 is 0.7 million. The Performance Shares are subject to four year vesting based upon continued employment and the comparative performance (on an annual and cumulative basis) of the Company’s common stock on NASDAQ compared to the Russell Micro Cap Index.

5. VENDOR FINANCING

Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of Ricoh products in the United States, providing financing for eligible Ricoh inventory and certain receivables up to $20.0 million. The agreement has no stated maturity date and provides either party the ability to exit the facility following a 90-day notice. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility, which were $11.4 million and $11.9 million as of June 30, 2013 and December 31, 2012, respectively, as accounts payable in the consolidated balance sheets. As of June 30, 2013, Supplies Distributors had $2.1 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. The credit facility also contains financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and is secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $3.5 million and the Company is required to maintain a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (3.75% as of June 30, 2013). The facility also includes a monthly service fee.

6. DEBT AND CAPITAL LEASE OBLIGATIONS;

Outstanding debt and capital lease obligations consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Loan and security agreements
Supplies Distributors	$4,647	$3,264
PFS	2,026	11,077
Credit facility – Retail Connect	—	—
Master lease agreements	5,975	6,648
Other	516	1,071
Total	13,164	22,060
Less current portion of long-term debt	8,940	16,660
Long-term debt, less current portion	$4,224	$5,400

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Loan and Security Agreement – Supplies Distributors

Supplies Distributors has a loan and security agreement with Wells Fargo Bank, National Association (“Wells Fargo”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of June 30, 2013, Supplies Distributors had $1.3 million of available credit under this agreement. The Wells Fargo facility expires on the earlier of March 2014 or the date on which the parties to the Ricoh distributor agreement no longer operate under the terms of such agreement and/or Ricoh no longer supplies products pursuant to such agreement. Borrowings under the Wells Fargo facility accrue interest at prime rate plus 0.25% to 0.75% (3.75% as of June 30, 2013) or Eurodollar rate plus 2.5% to 3.0%, dependent on excess availability and subject to a minimum of 3.0%, as defined. The interest rate as of June 30, 2013 was 3.75% for $3.6 million of outstanding borrowings and 3.0% for $1.0 million of outstanding borrowings. As of December 31, 2012, the interest rate was 3.75% for $1.3 million of outstanding borrowings and 3.0% for $2.0 million of outstanding borrowings. This agreement contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. This agreement also contains financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $3.5 million, may not maintain restricted cash of more than $5.0 million and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks and Wells Fargo pursuant to which a security interest was granted to Wells Fargo for all U.S. and Canadian customer remittances received in specified bank accounts. At June 30, 2013 and December 31, 2012, these bank accounts held $0.4 million and $0.2 million, respectively, which were restricted for payment to Wells Fargo.

Loan and Security Agreement – PFS

PFS has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”). The Comerica Agreement provides for up to $12.5 million ($10.0 million during certain non-seasonal peak months) of eligible accounts receivable financing (“Working Capital Advances”) through March 2014. The Comerica Agreement also provided for up to $3.0 million of eligible equipment purchases (“Equipment Advances”) through January 2013, with principal payments due through April 2015. As of June 30, 2013, PFS had $9.9 million of available credit under the Working Capital Advance portion of this facility and no remaining availability for Equipment Advances. Borrowings under the Working Capital Advance portion of the Comerica Agreement accrue interest at prime rate plus 2% (5.25% at June 30, 2013) while the Equipment Advances accrues interest at prime rate plus 2.25% (5.5% at June 30, 2013). The Comerica Agreement contains cross default provisions and various restrictions upon PFS’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the Subordinated Note receivable from Supplies Distributors to a maximum of $5.0 million. Comerica has provided approval for PFS to advance incremental amounts subject to certain financial covenants, as defined, to certain of its subsidiaries and/or affiliates, if needed. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb, Inc.

Credit Facility – Retail Connect

Retail Connect has an asset-based line of credit facility of up to $2.0 million from Wells Fargo, through May 2014, which is collateralized by substantially all of Retail Connect’s assets. Borrowings under the facility are limited to a percentage of eligible accounts receivable and inventory, up to a specified amount. Outstanding borrowings under the facility bear interest at prime rate plus 1% or Eurodollar rate plus 3.5%. There were no outstanding borrowings as of June 30, 2013. As of June 30, 2013, Retail Connect had $0.1 million of available credit under this facility. In connection with the line of credit, Retail Connect entered into a cash management arrangement whereby Retail Connect’s operating accounts are considered restricted and swept and used to repay outstanding amounts under the line of credit, if any. The credit facility restricts Retail Connect’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, and requires a minimum tangible net worth for Retail Connect of $0 million, as defined. PFSweb has guaranteed all current and future obligations of Retail Connect under this line of credit.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Factoring Agreement

Supplies Distributors’ European subsidiary has a factoring agreement with BNP Paribas Fortis Factor that provides factoring for up to 7.5 million euros (approximately $9.8 million as of June 30, 2013) of eligible accounts receivable through March 2014. This factoring agreement is accounted for as a secured borrowing. As of June 30, 2013, Supplies Distributors’ European subsidiary had approximately 1.0 million euros (approximately $1.3 million) of available credit under this agreement. Borrowings accrue interest at Euribor plus 0.7% (0.8% at June 30, 2013).

Debt Covenants

To the extent the Company or any of its subsidiaries fail to comply with its covenants applicable to its debt or vendor financing obligations, including the monthly financial covenant requirements, such as profitability and cash flow, and required level of shareholders’ equity or net worth (as defined), the Company would be required to obtain a waiver from the lender or the lender would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral and enforcement of payment under the Company parent guarantee. Any acceleration of the repayment of the credit facilities may have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. As of June 30, 2013, the Company was in compliance with all debt covenants.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues (in thousands):
PFSweb	$35,922	$38,772	$74,375	$78,451
Business and Retail Connect	24,613	29,557	52,018	64,282
Eliminations	(2,350)	(1,258)	(5,067)	(2,894)
	$58,185	$67,071	$121,326	$139,839
Income (loss) from operations (in thousands):
PFSweb	$(783)	$(588)	$(3,330)	$(2,328)
Business and Retail Connect	36	532	493	1,360
	$(747)	$(56)	$(2,837)	$(968)
Depreciation and amortization (in thousands):
PFSweb	$2,649	$2,166	$5,018	$4,292
Business and Retail Connect	39	24	78	40
	$2,688	$2,190	$5,096	$4,332
Capital expenditures (in thousands):
PFSweb	$1,558	$1,797	$3,146	$9,282
Business and Retail Connect	—	14	16	89

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Three Months Ended June 30,		Six Months Ended June 30,
2013	2012	2013	2012
$1,558	$1,811	$3,162	$9,371

	June 30, 2013	December 31, 2012
Assets (in thousands):
PFSweb	$89,060	$94,940
Business and Retail Connect	43,596	52,648
Eliminations	(14,020)	(14,117)
	$118,636	$133,471

8. COMMITMENTS AND CONTINGENCIES

In 2012, the Company incurred approximately $6.0 million of leasehold improvements at certain of its leased facilities that are being amortized over the shorter of the assets lives or the lease terms and were primarily financed via tenant allowances that are also being amortized over the lease terms.

The Company received municipal tax abatements in certain locations. In prior years, the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to the Company’s tax abatement. The Company disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against the Company and the timing of the related payments has not been finalized. As of June 30, 2013, the Company believes it has adequately accrued for the expected assessment.

In April 2010, a sales employee of eCOST (the former name of Retail Connect) was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. The Company received subpoenas from the Office of the U.S. Attorney requesting information regarding the employee and other matters, and the Company has responded to the subpoenas and is fully cooperating with the Office of the U.S. Attorney. In August 2012, the employee pleaded guilty to a misdemeanor. Neither the Company nor eCOST have been charged with any criminal activity, and the Company intends to seek the recovery or reimbursement of the funds that are currently classified as other receivables on the June 30, 2013 financial statements. Based on the information available to date, the Company is unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or the inability of the Company to recover such funds or any significant portion thereof, or any costs and expenses incurred by the Company in connection with this matter will not have a material adverse effect upon the Company’s financial condition or results of operations.

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

Finally, our Retail model allows us to purchase inventory from the client just as any other client reseller partner. In this model, we place the initial and replenishment purchase orders with the client and take ownership of the product upon delivery to our facility. Consequently, in this model, we generate product revenue, as we own the inventory and the accounts receivable arising from our product sales. Under the Retail model, depending upon the product category and sales characteristics, we may require the client to provide product price protection as well as product purchase payment terms, right of return, and obsolescence protection appropriate to the product sales profile. In this model we recognize product revenue for customer sales. Freight costs billed to customers are reflected as components of product revenue. This business model generally requires significant working capital, for which we have credit available either through credit terms provided by our client or under senior credit facilities.

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

Currently, any growth within our Retail model would be primarily driven by our ability to attract new distributor arrangements with Ricoh or other manufacturers and the sales and marketing efforts of the manufacturers and third party sales partners. As a result of certain operational restructuring of its business, Ricoh has implemented, and will continue to implement, certain changes in the sale and distribution of Ricoh products. The changes have resulted, and are expected to continue to result, in reduced revenues and profitability under our Retail model in 2013 and beyond.

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

Monitoring and controlling our available cash balances and our expenses continues to be a primary focus. Our cash and liquidity positions are important components of our financing of both current operations and our targeted growth.  To improve our cash and liquidity position, in May 2013, we sold an aggregate of 3.2 million shares of our Common Stock at $4.57 per share, resulting in net proceeds of $14.1 million.

Results of Operations For the Interim Periods Ended June 30, 2013 and 2012

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenue (in millions):

	Three Months Ended June 30,					Six Months Ended June 30,
				% of Net Revenues					% of Net Revenues
	2013	2012	Change	2013	2012	2013	2012	Change	2013	2012
Revenues
Product revenue, net	$23.0	$29.4	$(6.4)	39.5%	43.9%	$48.4	$64.0	$(15.6)	9%	45.7%
Service fee revenue	26.5	28.3	(1.8)	45.5%	42.3%	54.5	56.8	(2.3)	44.9%	40.6%
Pass-through revenue	8.7	9.3	(0.6)	15.0%	13.8%	18.4	19.1	(0.7)	15.2%	13.7%
Total net revenues	58.2	67.0	(8.8)	100.0%	100.0%	121.3	139.9	(18.6)	100.0%	100.0%
Cost of Revenues
Cost of product revenue (1)	21.5	27.2	(5.7)	93.4%	92.7%	44.9	59.0	(14.1)	92.8%	92.1%
Cost of service fee revenue (2)	17.8	20.7	(2.9)	67.2%	72.9%	37.1	42.4	(5.3)	68.0%	74.6%
Pass-through cost of revenue (3)	8.7	9.3	(0.6)	100.0%	100.0%	18.4	19.1	(0.7)	100.0%	100.0%
Total cost of revenues	48.0	57.2	(9.2)	82.5%	85.3%	100.4	120.5	(20.1)	82.8%	86.1%
Product revenue gross profit	1.5	2.2	(0.7)	6.6%	7.3%	3.5	5.0	(1.5)	7.2%	7.9%
Service fee gross profit	8.7	7.6	1.1	32.8%	27.1%	17.4	14.4	3.0	32.0%	25.4%
Pass-through gross profit	—	—	—	—%	—%	—	—	—	—%	—%
Total gross profit	10.2	9.8	0.4	17.5%	14.7%	20.9	19.4	1.5	17.2%	13.9%
Selling General and Administrative expense	10.9	9.9	1.0	18.8%	14.8%	23.7	20.4	3.3	19.6%	14.6%
Loss from operations	(0.7)	(0.1)	(0.6)	(1.3)%	(0.1)%	(2.8)	(1.0)	(1.8)	(2.4)%	(0.7)%
Interest expense, net	0.2	0.2	—	0.3%	0.4%	0.4	0.5	(0.1)	0.3%	0.4%
Loss before income taxes	(0.9)	(0.3)	(0.6)	(1.6)%	(0.5)%	(3.2)	(1.5)	(1.7)	(2.7)%	(1.1)%
Income tax expense, net	—	0.2	0.2	—%	0.3%	0.3	0.3	—	0.2%	0.2%
Net loss	$(0.9)	$(0.5)	$0.4	(1.6)%	(0.8)%	$(3.5)	$(1.8)	$(1.7)	(2.9)%	(1.3)%

(1)	% of net revenues represents the percent of Product revenue, net.
(2)	% of net revenues represents the percent of Service fee revenue.
(3)	% of net revenues represents the percent of Pass-through revenue.

Product Revenue, net. Product revenue was $23.0 million for the three months ended June 30, 2013, which represents a decrease of $6.4 million or 21.9% as compared to the same quarter of the prior year. In the six months ended June 30, 2013, product revenue was $48.4 million, which represented a decrease of $15.6 million or 24.2% compared to the same period of the prior year.  This reduction in revenue is primarily due to the operational restructuring by Ricoh of its business, which has resulted, and will continue to result, in changes in the sale and distribution of Ricoh products and lower product revenue. We currently expect product revenue to be approximately $90 million to $100 million in 2013.

Service Fee Revenue. The decrease in service fee revenue for the three and six months ended June 30, 2013 as compared to the same period of the prior year was primarily due to decreased service fees from both existing and terminated client relationships, partially offset by the impact of new client relationships that began in 2012 and early 2013.

The change in service fee revenue, excluding pass-through revenue, is shown below ($ millions):

	Three Months	Six Months
Period ended June 30, 2012	$28.3	$56.8
New service contract relationships	3.4	5.8
Change in existing client service fees	(2.0)	(7.8)
Terminated clients not included in 2013 revenue	(3.2)	(0.3)
Period ended June 30, 2013	$26.5	$54.5

Our service fee revenue has been negatively impacted, and will continue to be negatively impacted, in 2013 by the conclusion or anticipated reduction of operations of certain client programs. Based on current client projections for fiscal year 2013, we currently expect the reduction in revenue derived from these client programs to be offset in part, but not in whole, by new or expanded client opportunities.

Cost of Product Revenue. The cost of product revenue decreased by $5.7 million, or 21.2%, to $21.5 million in the three months ended June 30, 2013. The resulting gross profit margin was $1.5 million, or 6.6% of product revenue, for the three months ended June 30, 2013 and $2.2 million, or 7.3% of product revenue, for the comparable 2012 period. The cost of product revenue decreased by $14.1 million, or 23.7%, to $44.9 million in the six months ended June 30, 2013.  The resulting gross profit margin was $3.5 million, or 7.2% of product revenue, for the six months ended June 30, 2013 and $5.0 million, or 7.9% of product revenue, for the comparable 2012 period.  The gross profit was negatively impacted by reduced product revenue primarily attributable to the Ricoh restructuring activities, which we expect to continue in 2013. The gross profit margin for 2013 and 2012 includes the impact of incremental gross margin earned on product sales resulting from certain product price increases and the impact of certain incremental inventory cost reductions.

Cost of Service Fee Revenue. Gross profit as a percentage of service fees was 32.8% in three month period ended June 30, 2013 and 27.1% in the same period of 2012. In the six month period ended June 30, 2013, gross profit, as a percentage of service fees was 32.0% as compared to 25.4% in the comparable 2012 period.  The gross profit percentage increase resulted from a change in the client mix, improved operating efficiencies and an increased level of higher margin client project activity. Additionally, the three and six months ended June 30, 2013 included an incremental benefit of $0.4 million and $1.0 million, respectively, applicable to certain client transition related agreements, which we expect to continue into the quarter ended September 30, 2013 although at a lower amount.

We target to earn an overall average gross profit of 25-30% on existing and new service fee contracts, but we have accepted, and may continue to accept, lower gross margin percentages on certain contracts depending on contract scope and other factors including projected volumes.

Selling, General and Administrative Expenses. Selling, General and Administrative expenses for the three months ended June 30, 2013 and 2012 were $10.9 million and $9.9 million, respectively. As a percentage of total net revenue, selling, general and administrative expenses were 18.8% in the three months ended June 30, 2013 and 14.8% in the prior year period. In the six months ended June 30, 2013, selling, general and administrative expenses were $23.7 million, or 19.6% of total net revenue, as compared to $20.4 million, or 14.6% of total net revenue in the comparable period of 2012.  The increase in costs in the three and six months ended June 30, 2013 is primarily related to certain restructuring related charges of approximately $0.3 million and $2.5 million, respectively and an increase in personnel related costs and depreciation and amortization expense in the three and six months ended June 30, 2013. The prior year three month period ended June 30, 2012 included approximately $0.3 million of relocation costs relating to our facility relocations and expansions in 2012.  The six month period ended June 30, 2012 included $0.5 million of lease termination costs and $0.9 million of relocation related costs relating to our facility relocations and expansions in 2012. Excluding the restructuring related charges, lease termination costs and relocation related costs in both 2013 and 2012, as a percent of total net revenue, selling, general and administrative expenses were 18.3% and 17.5% in the three and six months ended June 30, 2013, respectively, and 14.3% and

13.7% in the comparable three and six months of the prior year period, respectively.  As a result of our restructuring efforts and our ongoing focus on cost controls, we currently expect reductions in selling, general and administrative costs during the remainder of calendar year 2013 as compared to the June 30, 2013 quarter.

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

Liquidity and Capital Resources

During the six months ended June 30, 2013, we generated $0.8 million of cash from operating activities primarily due to a $7.7 million decrease in accounts receivable mostly applicable to our services business following the holiday seasonal peak period, a $6.7 million reduction in inventories related to reduced product revenue and a $0.9 decrease in prepaid expenses, other receivable and other assets primarily related to timing of receipts. Included in our cash flows from operating activities is also $2.2 million of cash income from operations before working capital changes. The increase in cash was partially offset by a $16.5 million decrease in accounts payable, deferred revenue, accrued expenses and other liabilities related to reduced inventory purchases as a result of a reduction in product revenue, reduced service fee business payables and accrual levels and a reduction related to timing of various vendor and client reimbursable payments.

During the six months ended June 30, 2012, we generated $16.1 million of cash from operating activities primarily due to a $13.3 million decrease in accounts receivable mostly applicable to our services business following the holiday seasonal peak period, a $5.3 million increase in deferred rent related to tenant allowance improvements at certain new facilities, a $4.2 million decrease in prepaid expenses, other receivables and other assets primarily related to a timing of receipts and a reduction of value-added tax receivable at our European subsidiary and a $3.0 million reduction in inventories related to reduced product revenue.  Included in our cash flows from operating activities is also $3.4 million of cash income from operations before working capital changes.  These inflows were partially offset by a $12.9 million decrease in accounts payable, deferred revenue, accrued expenses and other liabilities following the timing of payments we make for products and services, payment processing and related transactions costs.

In the six months ended June 30, 2013, we incurred capital expenditures of $3.2 million, net of $1.1 million of property and equipment acquired under debt and capital lease financing, which consisted primarily of payments for internally developed software and capital leases on equipment. Net proceeds of $14.3 million from the issuance of common stock, including an equity offering in May, were partially offset by payments on debt and capital leases, net of any proceeds from debt and an increase in restricted cash of $9.7 million in the six months ended June 30, 2013.

In the six months ended June 30, 2012, we incurred capital expenditures of $9.4 million, exclusive of $5.6 million of property and equipment acquired under debt and capital lease financing.  This included capital expenditures related to our new corporate headquarters and call center facility, which were financed by the landlords through tenant allowances. Cash used for payments on debt and capital leases, net of any proceeds from debt and a decrease in restricted cash, was $7.2 million in the six months ended June 30, 2012.

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

During the six months ended June 30, 2013, our working capital increased to $26.5 million from $15.4 million at December 31, 2012 primarily due to net proceeds of $14.1 million from an equity offering in May 2013 partially offset by the paydown of debt facilities, capital expenditures and the impact of certain restructuring related accruals. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities or entering into new debt agreements. No assurances can be given we will be successful in obtaining any additional financing or the terms thereof. We currently believe our cash position, financing available under our credit facilities and funds generated from operations will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our current debt and lease obligations, and additional loans to our subsidiaries, if necessary, for at least the next twelve months.

In support of certain debt instruments and leases, as of June 30, 2013, we had $0.5 million of cash restricted for repayment to lenders. In addition, as described above, we have provided collateralized guarantees to secure the repayment of certain of our subsidiaries’ credit facilities. Many of these facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other credit facilities and agreements. These covenants include, among others, minimum levels of net worth, profitability and cash flow (as defined) and restrictions on the ability of the borrower subsidiaries to advance funds to other borrower subsidiaries. As a result, it is possible for one or more of these borrower subsidiaries to fail to meet their respective covenants even if another borrower subsidiary otherwise has available excess funds, which, if not restricted, could be used to cure the default. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity, and we are not able to obtain a waiver, the lenders would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral and enforcement of payment under our parent guarantee. A requirement to accelerate the repayment of the credit facility obligations may have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all such obligations. As of June 30, 2013, we were in compliance with all debt covenants. Further, non-renewal of any of our credit facilities may have a material adverse impact on our business and financial condition. We do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.

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

We receive municipal tax abatements in certain locations. In prior years, we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to our tax abatement. We disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against us and the timing of the related payments has not been finalized. As of June 30, 2013, we believe we have adequately accrued for the expected assessment.

In April 2010, a sales employee of eCOST (the former name of Retail Connect) was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. We received subpoenas from the Office of the U.S. Attorney requesting information regarding the employee and other matters, and have responded to such subpoenas and are fully cooperating with the Office of the U.S. Attorney. In August 2012, the employee pleaded guilty to a misdemeanor. Neither the Company nor eCOST have been charged with any criminal activity, and we intend to seek the recovery or reimbursement of such funds, that are currently classified as other receivables in the June 30, 2013 financial statements. Based on the information available to date, we are unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or our inability to recover such funds or any significant portion thereof, or any costs and expenses we may incur in connection with such matter will not have a material adverse effect upon our financial condition or results of operations.

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

Supplies Distributors’ European subsidiary has a factoring agreement with BNP Paribas Fortis Factor (“BNP Paribas”) to provide factoring for up to 7.5 million Euros (approximately $9.8 million at June 30, 2013) of eligible accounts receivables through March 2014.

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

Retail Connect Financing

Retail Connect has an asset-based line of credit facility for up to $2.0 million of eligible financing with Wells Fargo, which is collateralized by substantially all of Retail Connect’s assets and expires in May 2014. Borrowings under the facility and letter of credit availability are limited to a percentage of accounts receivable and inventory, up to specified amounts. As of June 30, 2013, Retail Connect had $0.1 million of available credit under this facility. The credit facility restricts Retail Connect’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as a minimum tangible net worth for Retail Connect of $0 million, as defined. PFSweb has guaranteed all current and future obligations of Retail Connect under this line of credit.

Equity Offering

In May 2013, we sold 3.2 million shares of our common stock in a private transaction at $4.57 per share, resulting in net proceeds of approximately $14.1 million after deducting expenses.

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

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). As of June 30, 2013, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the period that ended on June 30, 2013, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2013, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of Ricoh product inventory, was approximately $25 million. Certain of the credit facilities have maturity dates in calendar year 2014 or beyond, but are classified as current liabilities in our consolidated financial statements given the underlying nature of the credit facility. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. Any non-renewal, default under or acceleration of any of our credit facilities may have a material adverse impact upon our business and financial condition. In addition we have provided $3.5 million of subordinated indebtedness to Supplies Distributors as of June 30, 2013. The maximum level of this subordinated indebtedness to Supplies Distributors that may be provided without approval from our lenders is $5.0 million. The restrictions on increasing this amount without lender approval may limit our ability to comply with certain loan covenants or grow and support Supplies Distributors’ business. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so. We have also guaranteed Retail Connect’s $2.0 million credit line, as well as certain of its vendor trade payables.

Specific Risks Related to Our Business Process Outsourcing Business

Our business is subject to the risk of customer and supplier concentration.

For the six months ended June 30, 2013, two clients represented approximately 23% of service fee revenue (excluding pass-through revenue) and approximately 13% of consolidated revenue. We currently anticipate that both of these clients and other clients will reduce the level of services or terminate their relationship with us so that, unless we are able to increase our service fee revenue from other existing or new clients or adjust our operating costs, such reduction or termination of services would have a material adverse effect upon our business, results of operation and financial condition.

The majority of our Supplies Distributors product revenue is generated by sales of product purchased under distributor agreements with Ricoh. These agreements are terminable at will and no assurance can be given that Ricoh will continue the distributor agreements with Supplies Distributors. Supplies Distributors does not have its own sales force and relies upon Ricoh’s sales force and product demand generation activities for its sale of Ricoh product. As a result of certain operational restructuring of its business, Ricoh has implemented, and will continue to implement, certain changes in the sale and distribution of Ricoh products. The changes have resulted, and are expected to continue to result, in reduced revenues and profitability for Supplies Distributors in 2013 and beyond. Further reduction in the Ricoh business may have a material adverse effect on Supplies Distributors’ business and our overall financial condition.

Sales by Supplies Distributors to two customers in the aggregate accounted for approximately 27% of Supplies Distributors’ total product revenue and 11% of consolidated net revenues in the six month period ended June 30, 2013. The loss of one or both of such customers, or non-payment of any material amount by these or any other customer would have a material adverse effect upon Supplies Distributors’ business results of operations and financial condition.

Risks Related to Our Stock

Our stock price could decline if a significant number of shares become available for sale.

As of June 30, 2013, we have an aggregate of 2.0 million stock options outstanding to employees, directors and others with a weighted average exercise price of $4.66 per share. The shares of common stock that may be issued upon exercise of these options may be resold into the public market. Sales of substantial amounts of common stock in the public market as a result of the exercise of these options, or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 15, 2013, the Company sold 3,214,369 shares of its Common Stock in a private transaction at $4.57 per share, resulting in gross proceeds of $14.7 million.  Reference is made to the Current Report on Form 8-K filed by the Company on May 15, 2013 for further information.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosure

Not applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

a) Exhibits:

Exhibit No.	Description of Exhibits
3.1(1)	Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.1.1(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.1.2(4)	Certificate of Amendment to Certificate of Incorporation of PFSweb, Inc.

3.1.3(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.1.4(8)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.2(1)	Amended and Restated By-Laws

3.2.1(3)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.

3.2.2(6)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.

3.2.3(8)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.

10.1(7)	Form of Performance-Based Cash Award Agreement

10.2(7)	Form of Performance Shares Award Agreement

10.3**	Ninth Amendment to Loan and Security Agreement dated May 31, 2013, by and between Wells Fargo Bank, National Association and PFSweb Retail Connect, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.
(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).
(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended December, 31, 2005 filed on March 31, 2006.
(3)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 13, 2007.
(4)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 2, 2008.
(5)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 14, 2009.
(6)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 2, 2010.
(7)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 29, 2013.
(8)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 18, 2013.

*Filed Herewith

**Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2013

PFSweb, Inc.
By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer
Chief Accounting Officer
Executive Vice President