Form 10-K
period 2013-12-31
PFSWEB INC
filed 2014-03-31
CIK 1095315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2013 (based on the closing price as reported by the National Association of Securities Dealers Automated Quotation System) was $51,189,540.

At March 26, 2014, there were 16,653,008 shares of the registrant’s Common Stock issued, $.001 par value.

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

General

PFSweb is an international business process outsourcing provider of end-to-end eCommerce solutions and other services. PFSweb provides these solutions and services on a customized basis to major brand names and other companies seeking to optimize their supply chain and to enhance their traditional and online business channels and initiatives. We derive our revenues by providing a broad range of services as we facilitate and process individual business transactions on our clients’ behalf. Marketed as PFSweb’s End2End eCommerce® solution and PFSweb Infinite Commerce, or iCommerce, the services we offer are organized into the following categories:

—	Digital Marketing
—	eCommerce Technology
—	Order Management & Omni-Channel Solutions
—	Customer Care
—	Logistics and Fulfillment
—	Financial Management
—	Professional Consulting

Our solutions support both direct-to-consumer (“DTC”) and business-to-business (“B2B”) sales channels. The majority of our clients are the merchants of record for the orders we process through our infrastructure on their behalf. For these clients, we do not own the inventory or the resulting accounts receivable, but provide ecommerce solutions and other services for these client-owned assets.

For some of our clients, we are the merchant of record for the orders we process through our infrastructure. Depending on the terms under these arrangements, we record either product revenue or service fee revenue, may own the accounts receivable and inventory and we may be compensated for all or a portion of our services through the resulting profit margin. In some cases, we purchase the inventory as the product is delivered to our facility. In other situations, the client retains ownership of inventory in our facility and we purchase the inventory immediately prior to each individual customer sales transaction. In all cases, we seek inventory financing from our clients in the form of extended terms, working capital programs or marketing funds to help offset the working capital requirements that follow accounts receivable and inventory ownership.

We are headquartered in Allen, Texas where our executive and administrative offices and our primary technology operations and hosting facilities are located. We operate state-of-the-art call centers from our U.S. facility located in Dallas, Texas and from our international facilities located in Richmond Hill, Ontario, Canada, Liège, Belgium and Manila, Philippines. We lease or manage warehouse facilities of approximately 1.6 million square feet, many containing highly automated and state of the art material handling and communications equipment in Memphis, Tennessee, Southaven, Mississippi, Grapevine, Texas, Richmond Hill, Ontario, Canada and Liège, Belgium, allowing us to provide global distribution solutions.

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

Digital Strategy. We offer unique strategic insights and subject matter experts to make absolutely sure that our marketing approach yields the most effective results.  Through the use of behavioral research and analysis, the strategy team helps our clients plan, build and execute a strategy that creates, sustains and nurtures a community of actively engaged customers.

Search Engine Optimization (SEO). We combine knowledge of SEO best practices with a detailed knowledge of the technology platform to maximize the programs’ performance. Our subject matter experts achieve measurable results by using enterprise tools to identify keyword opportunities matched to optimal landing pages, scale SEO efforts, identify on-page and off-page optimization opportunities, monitor progress, and assess the competitive landscape. We provide both the strategies and the implementation to achieve top rankings in the search engines, increase visibility of the brand and drive sales results.

Search Engine Marketing (SEM). Our certified SEM strategists provide cost effective paid search marketing campaigns which are highly focused on increasing conversion and optimizing ad spend.  SEM campaigns are designed to attract new visitors to the site through paid keyword advertising, display advertising, retargeting, product search and social media advertising.  We develop and execute pay per click campaigns using tactics such as A/B testing of creative and landing page testing, along with bidding strategies and keyword targeting to optimize the results.

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

Digital Analytics. All of our interactive marketing services are data driven; we look at how the various marketing programs are performing and determine where investments need to be made. We turn data into knowledge and offer insight into the customers’ behavior and create strategies to provide actionable results.

Email Marketing. We offer our clients a dynamic 1-to-1 email approach that enables sending engaging, personalized emails to each customer.  Our email strategy and execution services are designed to build customer loyalty and generate revenue. We provide email delivery services to ensure email is reaching the inbox and have established methodologies to test content, design, and subject lines, as well as drive email strategy to engage and retain customers.

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

—

Statistical measurements critical to creating a quality customer experience, containing real-time order status, order exceptions, back order tracking, allocation of product based on timing of online purchase and business rules, the ratio of customer inquiries to purchases, average order sizes and order response time;

—	B2B supply chain management information critical to evaluating inventory positioning, for the purpose of improving inventory turns, and assessing product flow-through and end-user demand;
—	Reverse logistics information, including customer response and reason for the return or rotation of product and desired customer action;
—	Detailed marketing information about what was sold and to whom it was sold, by location and preference; and
—	Web traffic reporting showing the number of visits (“hits”) received, areas visited, and products and information requested.

Technology Collaboration. We have created a suite of technology services that enable buyers and suppliers to fully automate their business transactions within their supply chain using the order management interfaces. Our collaboration technologies operate in an open systems environment and feature the use of industry-standard XML and SOA web services, enabling customized eCommerce solutions with minimal changes to a client’s systems or our Enterprise Resource Planning (“ERP”) systems. The result is a faster implementation process. We also support information exchange methods such as AS2, FTP, SFTP, EDI, MQ Series, ALE, HTTP, and HTTPS.

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

Customer Care Services

Customer Relationship Management. Through our web enabled CRM platform, called iCommerce Agent (“iCA”), our unique technology leverages the client’s website investment by wrapping CRM capabilities around the existing website.  Through iCA, agents provide customer service functions, such as placing orders, checking order status, facilitating returns, gathering “voice of the customer” information, initiating upsell and cross sell, and managing escalations.  iCA is fully integrated into the client’s web front end and PFSweb’s data analytics platform and order processing system, allowing full visibility into customer history and customer trends. Through each of our customer touch-points, information can be analyzed and processed for current or future use in business evaluation, product effectiveness and positioning, and supply chain planning.  Through this fully integrated system, we are able to provide a complete customer care solution.

Customer Assistance. An important feature of evolving commerce is the ability for the customer to speak with a live customer service representative. Our experience has been that many consumers tell us they visited the web location for information, but not all of those consumers chose to place their order online. Our customer care services utilize features that integrate voice, e-mail, standard mail, fax, data and Internet chat communications to respond to and handle customer inquiries. Our customer care representatives answer various questions, acting as virtual representatives of our clients’ organization, regarding order status, shipping, billing, returns and product information and availability as well as a variety of other questions. Our web-enabled customer care technology identifies each customer contact automatically and routes it to the appropriate customer care representative who is individually trained in the clients’ business and products.

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

Logistics and Fulfillment Services

Advanced Distribution Facilities and Infrastructure. An integral part of our solution is the warehousing and distribution of inventory either owned by our clients or owned by us . We currently have approximately 1.6 million square feet of leased or managed warehouse space domestically and internationally to store and process our own and our clients’ inventory. We receive inventory in our distribution centers, verify shipment accuracy, unpack and audit packages (a process that includes spot-checking a percentage of the inventory to validate piece counts and check for damages that may have occurred during shipping, loading and unloading). Upon request, we inspect for other damages or defects, which may include checking fabric, stitching and zippers for soft goods, or ‘testing’ power-up capabilities for electronic items as well as product specifications. We generally stock for sale within one business day of unloading. We pick, pack and ship customer orders and can provide customized packaging, customized monogramming, personalized laser engraving, capabilities of high volume shrink packaging, inserts and promotional literature for distribution with customer orders. For many clients, we provide gift-wrapping services including line level gifting, customized gift-wrapping paper, ribbon, gift-box and gift-messaging.

Our distribution facilities contain computerized sortation equipment, highly mobile pick-to-light carts, powered material handling equipment, scanning and bar-coding systems and automated conveyors and in-line scales. Our distribution complexes include several advanced technology enhancements, such as radio frequency technology in product receiving processing to ensure accuracy, as well as an automated package routing and a pick-to-light paperless order fulfillment system. Our advanced distribution systems provide us with the capability to warehouse an extensive number of stock keeping units (SKUs), ranging from large high-end electronics to small cosmetic compacts. Our facilities are flexibly configured to process B2B and single pick DTC orders from the same central location.

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

We are able to take advantage of a variety of shipping and delivery options, which range from next day service to zone skipping, to optimize transportation costs. Our facilities and systems are equipped with multi-carrier functionality, allowing us to integrate with all leading package carriers and provide a comprehensive freight and transportation management offering. We offer reverse logistics management services, including issuing return authorizations, return carrier shipping labels, receipt of product, crediting customer accounts and disposition of returned product.

Our domestic facilities provide security trained law enforcement professionals from our security headquarters in Memphis, Tennessee and Southaven, Mississippi. Continual validation ensures that we employ the latest in security processes and procedures to further enhance our surveillance and detection capabilities.

Facility Operations and Management. Our facilities management service offering includes distribution facility design and optimization, business process reengineering and ongoing staffing and management. Along with our operations in Mississippi and Tennessee, we also manage facilities on behalf of two of our clients: an aircraft parts distribution center in Grapevine, Texas and a DTC facility in Memphis, Tennessee for a major retailer. Our expertise in supply chain management, logistics and customer-centric fulfillment operations extends through our management of client-owned facilities, resulting in cost reductions, process improvements and technology-driven efficiencies.

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

High Compliance Distribution Related to Food and Cosmetic Products. We also operate an American Institute of Bakers (“AIB”) and the Food and Drug Administration (“F.D.A.”) compliant facility, which adheres to the Consolidated Standards for Inspection along with regulatory developments required by the F.D.A. Food Safety Modernization Act and other industry best practices. Adherence to these standards resulted in the facility scoring a “Superior” rating from the AIB audit and inspection in 2013.

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

SELLER SERVICES FINANCIAL MODELS

Service Fee Model

We refer to the standard PFS seller services financial model as the “Service Fee” model. In this model, our clients own the inventory and are the merchants of record and engage us to provide various business outsourcing services in support of their business operations. We provide ecommerce website services, inventory and order management, customer service, payment processing, and operations reports such as product sales, sales tax, and inventory management reports. In this model, we provide infrastructure and services and the clients are responsible for all financial operations and reporting related to the sales transactions.

The Service Fee model is designed to generate margins for our clients consistent with other retailers in our clients’ product category and provide bottom line financial results for our clients similar to other retailers in their space. We report service fee revenues from clients in this model in our traditional PFSweb service fee segment.

Agent (Flash) Financial Model

As an additional service, we offer an “Agent” model, or “Flash” model, in which our clients maintain ownership of the product inventory stored at our locations. When a customer orders the product from our clients, a “flash” sale transaction passes product ownership to us for each order and we in turn immediately re-sell the product to the customer. The “flash” ownership exchange establishes us as the merchant of record, which enables us to use our existing merchant infrastructure to process sales to end customers, removing the need for clients to establish these business processes internally, but permitting them to control the sales process to end customers. In this model, based on the terms of our current client arrangements, we record product revenue net of cost of product revenue as a component of service fee revenue in our consolidated statement of operations.

Retail Financial Model

In addition to the Service Fee and the Agent models, we also offer a “Retail” model. Under the Retail model, a PFSweb subsidiary purchases inventory from the client. In the Retail model, we place the initial and replenishment purchase orders with the client and take ownership of the product upon delivery to our facility.

Because we are the product owner as well as the merchant of record, we work closely with the client to plan sales and promotional activities. Under the Retail model, depending upon the product category and sales characteristics, we may require the client to provide product price protection as well as product purchase payment terms, right of return, and obsolescence protection appropriate to the product sales profile as well as potential reimbursement for uncollectible customer accounts receivable balances. Since we purchase and own the inventory and accounts receivable, this business model may require significant working capital requirements for which we have credit available either through credit terms provided by our clients or under senior credit facilities. Depending on the terms of our client arrangements in the Retail model, we record either: 1) product revenue as a component of product revenue, or 2) product revenue net of cost of product revenue as a component of service fee revenue in our consolidated statement of operations.

The costs of all standard PFSweb services normally billed on a transaction basis under the Service Fee model, as well as certain credit risks, may be covered by the selling margin under the Retail model arrangement. The bottom line financial results for our client should be similar to the financial benefits from the retail channel, although unlike the traditional retail channel, our clients generally control the presentation and branding of the web site and own all the customer data from the eCommerce activities.

In general, we use our Retail model to enable our Supplies Distributors subsidiary to serve as a global distributor of printer supplies for Ricoh Infoprint Solutions Company (“IPS”), a wholly-owned subsidiary of Ricoh Company Ltd. (hereafter referred to collectively as “Ricoh”). In this model, the product revenues are reported in our Business and Retail Connect segment.

INDUSTRY INFORMATION AND COMPETITIVE LANDSCAPE

Industry Overview

Business activities in the public and private sectors continue to operate in an environment of rapid technological advancement, increasing competition and continuous pressure to improve operating and supply chain efficiency while decreasing costs. We currently see the following trends within the industry:

—

Manufacturers strive to restructure their supply chains to maximize efficiency and reduce costs in both B2B and DTC markets, and to create a variable-cost supply chain able to support the multiple, unique needs of each of their initiatives, including traditional and electronic commerce.

—

Companies in a variety of industries seek outsourcing as a method to address one or more business functions that are not within their core business competencies, to reduce operating costs or to improve the speed or cost of implementation.

—

Retailers, both traditional and e-commerce only, partner with end to end providers to provide a turnkey solution to support their e-commerce channels.  Providers with a global presence provide additional value to companies pursuing an international expansion strategy.

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

Outsourcing Trend

In response to growing competitive pressures and technological innovations, we believe many companies, both large and small, are focusing their critical resources on the core competencies of their business and utilizing eCommerce and business process outsourcing to accelerate their business plans in a cost-effective manner and perform non-core business functions. Outsourcing can provide many key benefits, including the ability to:

—	Enter new business markets or geographic areas rapidly;
—	Increase flexibility to meet changing business conditions and demand for products and services;
—	Enhance customer satisfaction and gain competitive advantage;
—	Reduce capital and personnel investments and convert fixed investments to variable costs;
—	Improve operating performance and efficiency; and
—	Capitalize on skills, expertise and technology infrastructure that would otherwise be unavailable or expensive given the scale of the business.

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

Another vital point for major brand name companies seeking to outsource is the protection of their brand. When looking for an outsourcing partner to provide infrastructure solutions, brand name companies must find a company that can provide the same quality performance and superior experience their customers expect from their brands. Working with an outsourcing partner requires finding a partner that can maintain the consistency of their brand image, which is one of the most valuable intangible assets that recognized brand name companies possess.

Competition

We face competition from many different sources depending upon the type and range of services requested by a potential client. Many other companies offer one or more of the same services we provide on an individual basis. Our competitors include vertical outsourcers, which are companies that offer a single function solution, such as call centers, public warehouses or credit card processors. We occasionally compete with transportation logistics providers, known in the industry as 3PL’s and 4PL’s (third or fourth party logistics providers), who offer product management functions as an ancillary service to their primary transportation services. We also compete against other eCommerce and business process outsourcing providers, who perform various services similar to our solution offerings. Additionally, as our Digital Marketing Services solution continues to grow, we see competition from agencies providing commerce strategy and system integration services.

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

We also compete on the basis of many other important additional factors, including:

—	operating performance and reliability;
—	ease of implementation and integration;
—	experience of the people required to successfully and efficiently design and implement solutions;
—	experience operating similar solutions dynamically;
—	leading edge technology capabilities;
—	global reach; and
—	price.

We believe we can compete favorably with respect to many of these factors. However, the market for our services is competitive and continually evolving, and we may not be able to compete successfully against current and future competitors.

COMPANY INFORMATION

Clients and Marketing

Our target clients include traditional retailers, online retailers and leading technology and consumer goods brands looking to quickly and efficiently implement or enhance business initiatives, adapt their go-to-market strategies, or introduce new products, programs or geographies, without the burden of modifying or expanding their technology, customer care, supply chain and logistics infrastructure. Our solutions are applicable to a multitude of industries and company types and we have provided solutions for such companies as:

Procter & Gamble (consumer packaged goods), L’Oréal (health & beauty), LEGO Brand Retail (toys), T.J. Maxx (apparel and home fashion), Columbia Sportswear (active outdoor apparel), Diageo (premium beverages), Roots Canada Ltd. (apparel), BCBGMAXAZRIA (high fashion), Ricoh (printer supplies), Xerox (printers and printer supplies), Hawker Beechcraft Corp. (facilities management and time-definite logistics supporting parts distribution) among many others.

We target potential clients through an extensive integrated marketing program comprised of a variety of direct marketing techniques, email marketing initiatives, trade event participation, search engine marketing, public relations, social media and a sophisticated outbound tele-sales lead generation model. We have also developed global business development methodology which allows us to effectively showcase our various eCommerce and business process outsourcing solutions and products. We also pursue strategic marketing alliances with consulting firms, software manufacturers and other logistics providers to increase market awareness and generate referrals and customer leads.

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

We employ technology from a select group of vendors. For example, we deploy IBM e-servers and network printers in appropriate models to run web site functions as well as order management and distribution functions. Our network backbone is powered by Cisco, who provides network connectivity and network security solutions for our worldwide locations. We utilize Avaya Communication for telephone switch and call center management functions, and to interact with customers via voice, e-mail or chat. Avaya Communication technology also allows us to share web pages between customers and our service representatives. We have the ability to transmit and receive voice, data and video simultaneously on a single network connection to a customer to more effectively serve that customer for our client. Clients’ interest in using this technology stems from its ability to allow shoppers to consult with known experts in a way the customer chooses prior to purchasing. Our sophisticated computer-telephony integration has been accomplished by combining systems software from IBM and Avaya Communication together with our own application development. We use Verizon Business for our private enterprise network and AT&T as our long distance carrier. We use Oracle’s J.D. Edwards as the software provider for the primary ERP applications used in our operational areas and financial areas. We use Dematic Materials Handling Automation for our automated order selection, automated conveyor and “pick-to-light” (inventory retrieval) systems, and wireless scanner guns for our warehouse radio frequency applications. Our Warehouse Management System (“WMS”) and Distribution Requirements Planning (“DRP”) system have been developed in-house to meet the varied unique requirements of our vertical markets. Both the WMS and DRP are tightly integrated to both the North American and European deployments of our J.D. Edwards’ system.

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

We provide technology interfaces to our back-office applications including our customized Oracle J.D. Edwards order management and fulfillment application. We utilize IBM® Sterling B2B Integrator (“SI”) as our technology platform for Enterprise Application Integration with our clients and clients’ trading partners. With SI, we have greatly increased our ability to quickly design and deploy customized B2B and DTC eCommerce solutions for our clients by utilizing a robust business process modeling tool and a highly scalable operating infrastructure. This platform facilitates the efficient and secure exchange of electronic business transactions/documents in a wide variety of formats (i.e. XML, X.12 EDI, delimited text, IDOCS) and communication protocols (i.e. FTP/SFTP, AS2/HTTP/HTTPS, AS1 SMTP, MQ Series and SOA Web Services).

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

Employees

As of December 31, 2013, we had approximately 1,300 employees, of which approximately 970 were located in the United States. We have never suffered an interruption of business as a result of a labor dispute. We consider our relationship with our employees to be good. In the U.S., Canada and Philippines, we are not a party to any collective bargaining agreements and while our European subsidiaries are not a party to a collective-bargaining agreement, they are required to comply with certain rules agreed upon by representatives of their industry (logistics) and unions.

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

Government Regulation

We are subject to federal, state, local and foreign consumer protection laws, including laws protecting the privacy of our customers’ personally identifiable information and other non-public information and regulations prohibiting unfair and deceptive trade practices. Furthermore, the growth and demand for online commerce has and may continue to result in more stringent consumer protection laws that impose additional compliance burdens and greater penalties on online companies. Moreover, there is a trend toward regulations requiring companies to provide consumers with greater information regarding, and greater control over, how their personal data is used, and requiring notification when unauthorized access to such data occurs. For example, many states currently require us to notify each of our customers who are affected by any data security breach in which an unauthorized person, such as a computer hacker, obtains such customer’s name and one or more of the customer’s social security number, driver’s license number, credit or debit card number or other similar personal information. In addition, several jurisdictions, including foreign countries, have adopted privacy-related laws that restrict or prohibit unsolicited email promotions, commonly known as “spam,” and that impose significant monetary and other penalties for violations. One such law, the CAN-SPAM Act of 2003 and the recent anti-spam legislation passed in Canada impose complex, burdensome and often ambiguous requirements in connection with our sending commercial email to our customers and potential customers. Moreover, in an effort to comply with these laws, Internet service providers may increasingly block legitimate marketing emails. These consumer protection laws may become more stringent in the future and could result in substantial compliance costs and could interfere with the conduct of our business.

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

Our business and future growth currently depend on our ability to access bank, vendor and commercial lines of credit. We currently depend on line of credit facilities provided by various banks and commercial lenders that provided for an aggregate of up to approximately $73 million in available financing as of December 31, 2013. These lines of credit currently mature at various dates through March 2016 and are secured by substantially all our assets. Our ability to renew our lines of credit depends upon various factors, including the availability of bank loans and commercial credit in general, as well as our financial condition and prospects. Therefore, we cannot guarantee that these credit facilities will continue to be available beyond their current maturities on reasonable terms or at all. Our inability to renew or replace our credit facilities or find alternative financing would materially adversely affect our business, financial condition, operating results and cash flow. An uncertain or recessed economy could also adversely impact our customers’ operations or ability to maintain liquidity, which may negatively impact our business and results of operations.

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

We seek to maintain sufficient capacity in our fulfillment operations and computer technology systems to support growth in our clients’ business and service those clients during seasonal volume increases. A reduction in our clients’ business or our inability to increase service fee revenue from new or existing clients could result in an underutilization in our invested assets. Furthermore, we have three building leases with lease terms long enough to secure competitive lease rates, but which require early termination payments in the event we elect to terminate the leases prior to their scheduled expiration, thus limiting our flexibility to reduce fixed capacity in response to reduced revenue.

We operate with significant levels of indebtedness and are required to comply with certain financial and non-financial covenants; we are required to maintain a minimum level of subordinated loans to our subsidiary Supplies Distributors; and we have guaranteed certain indebtedness and obligations of our subsidiaries.

As of December 31, 2013, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of Ricoh product inventory, was approximately $21 million. Certain of the credit facilities have maturity dates in calendar year 2015 or beyond, but are classified as current liabilities in our consolidated financial statements given the underlying nature of the credit facility. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. A non-renewal, default under or acceleration of any of our credit facilities could have a material adverse impact upon our business and financial condition. In addition we have provided $3.5 million of subordinated indebtedness to Supplies Distributors as of December 31, 2013. The maximum level of this subordinated indebtedness to Supplies Distributors that may be provided without approval from our lenders is $5.0 million. The restrictions on increasing this amount without lender approval may limit our ability to comply with certain loan covenants or further grow and develop Supplies Distributors’ business. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so. We have also guaranteed Retail Connect’s $2.0 million credit line, as well as certain of its vendor trade payables.

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

We currently operate a distribution complex in Liège, Belgium with approximately 200,000 square feet, and a distribution center in Richmond Hill, Ontario, Canada with approximately 34,000 square feet. We also operate a facility in the Philippines with approximately 7,000 square feet to provide technology development and administrative support. We cannot assure you we will be successful in expanding in these or any additional international markets. In addition to the uncertainty regarding our ability to generate revenue from foreign operations and expand our international presence, there are risks inherent in doing business internationally, including:

—	changing regulatory requirements;
—	legal uncertainty regarding foreign laws, tariffs and other trade barriers;
—	political instability;
—	potentially adverse tax consequences;
—	foreign currency fluctuations; and
—	cultural differences.

Any one or more of these factors could materially adversely affect our business in a number of ways, such as increased costs, operational difficulties and reductions in revenue.

We are uncertain about our need for and the availability of additional funds.

Our future capital needs are difficult to predict. We may require additional capital to take advantage of opportunities, including strategic alliances and acquisitions, and to fund capital expenditures, or to respond to changing business conditions and unanticipated competitive pressures. We may also require additional funds to finance operating losses. Should these circumstances arise, our existing cash balance and credit facilities may be insufficient and we may need to raise additional funds either by borrowing money or issuing additional equity or both. We cannot assure you that such resources will be adequate or available for all of our future financing needs. Our inability to finance our growth, either internally or externally, may limit our growth potential and our ability to execute our business strategy. If we are successful in completing an additional equity financing, this could result in further dilution to our shareholders’ ownership or reduce the market value of our common stock.

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

We rely upon third party carriers for timely delivery of our and our clients’ product shipments. As a result, we are subject to carrier disruptions and increased costs due to factors that are beyond our control, including employee strikes, inclement weather and increased fuel costs. Any failure to deliver products to our and our clients’ customers in a timely and accurate manner may damage our reputation and brand, and could cause us to lose customers and clients. We cannot be sure that our relationships with third party carriers will continue on terms favorable to us, if at all. If our relationship with any of these third party carriers is terminated or impaired, or if any of these third parties is unable to deliver products, we would be required to use alternative carriers for the shipment of our and our clients’ products to customers. We may be unable to engage alternative carriers on a timely basis or on favorable terms, if at all. Potential adverse consequences include:

—	reduced visibility of order status and package tracking;
—	delays in order processing and product delivery;
—	increased cost of delivery, resulting in reduced margins; and
—	reduced shipment quality, which may result in damaged products and customer dissatisfaction.

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

Our service fee revenue is primarily transaction based and fluctuates with the volume of transactions or level of sales of the products by our clients for whom we provide transaction management services. If we are unable to retain existing clients or attract new clients, or if we dedicate significant resources to clients whose business does not generate sufficient revenue or whose products do not generate substantial customer sales, our business may be materially adversely affected. Moreover, our ability to estimate service fee revenue for future periods is substantially dependent upon our clients’ and our own projections, the accuracy of which has been, and will continue to be, unpredictable. Therefore, our planning for client activity and targeted goals for service fee revenue and gross margin may be materially adversely affected by incomplete, delayed or inaccurate projections. In addition, most of our service agreements with our clients are non-exclusive and we cannot assure you any of our clients will continue to use our services for any period of time. The loss of a significant amount of service fee revenue due to client terminations or material reductions in the services provided to one or more clients could have a material adverse effect on our ability to cover our costs and thus on our profitability. Many of our client service agreements contain minimum service level requirements and impose financial penalties if we fail to meet such requirements. The imposition of a substantial amount of such penalties could have a material adverse effect on our business and operations.

We or our clients may be a party to litigation involving our eCommerce intellectual property rights. If third parties claim we or our clients are infringing their intellectual property rights, we could incur significant litigation costs, be required to pay damages, or change our business or incur licensing expenses.

Third parties have asserted, and may in the future assert, that our business or the technologies we use infringe on their intellectual property rights. As a result, we or our clients may be subject to intellectual property legal proceedings and claims in the ordinary course of business. We cannot predict whether third parties will assert claims of infringement in the future or whether any future claims will prevent us from offering popular products or services. If we or our clients are found to infringe, we may be required to pay monetary damages, which could include treble damages and attorneys’ fees for any infringement that is found to be willful, and either be enjoined or required to pay ongoing royalties with respect to any technologies found to infringe. Further, as a result of infringement claims either against us or our clients, we may be required, or deem it advisable, to develop non-infringing technology, which could be costly and time consuming, or enter into costly royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms that are acceptable, or at all. If a third party successfully asserts an infringement claim against us or our clients and we are enjoined or required to pay monetary damages or royalties or we are unable to develop suitable non-infringing alternatives or license the infringed or similar technology on reasonable terms on a timely basis, our business, results of operations and financial condition could be materially harmed.

We rely on third party providers for a portion of our client services, and we are subject to various risks and liabilities if we are unable to continue our relationship with such providers, such providers do not provide the third party services or provide them in a manner that does not meet required service levels.

We currently, and may in the future, rely on third party providers to provide a portion of our end-to-end solution service offering. Generally, under the terms of our contracts with our end-to-end solution service clients, we remain liable to provide such third party services and may be liable for the actions and omissions of such third party providers. In certain instances, our end-to-end solution service clients prepay in advance a portion of the service fees payable in respect of the third party services, and, under certain circumstances, including our breach or the breach by our third party provider of our or their respective obligations, we are liable to refund all or a portion of such prepaid fees. Consequently, in the event our third party provider fails to provide the third party services in compliance with required services levels, or otherwise breaches its obligations, or discontinues its business, whether as the result of bankruptcy, insolvency or otherwise, we may be required to provide such services at a higher cost to us and may otherwise be liable for various costs and expenses related to such event. In addition, any such failure may damage our reputation and otherwise result in a material adverse affect upon our business and financial condition.

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

For 2013, two clients in the aggregate represented approximately 14% of our service fee revenue (excluding pass-through revenue) and 8% of consolidated revenue. We currently anticipate that both of these clients and other clients will reduce the level of services or have terminated their relationship with us so that, unless we are able to increase our service fee revenue from other existing or new clients or adjust our operating costs, such reduction or termination of services will have a material adverse effect upon our business, results of operation and financial condition.

The majority of our Supplies Distributors product revenue is generated by sales of product purchased under distributor agreements with Ricoh. These agreements are terminable at will and no assurance can be given that Ricoh will continue the distributor agreements with Supplies Distributors. Supplies Distributors does not have its own sales force and relies upon Ricoh’s sales force and product demand generation activities for its sale of Ricoh product. As a result of certain operational restructuring of its business, Ricoh has implemented, and will continue to implement, certain changes in the sale and distribution of Ricoh products. The changes have resulted, and are expected to continue to result, in reduced revenues and profitability for Supplies Distributors in 2012 and 2013. Further reduction in the Ricoh business may have a material adverse effect on Supplies Distributors’ business and may adversely affect our overall financial condition.

Sales by Supplies Distributors to two customers in the aggregate accounted for approximately 28% of Supplies Distributors’ total product revenue for the year ended December 31, 2013 and 10% of consolidated net revenue. The loss of one or both of such customers, or non-payment of any material amount by these or any other customer, would have a material adverse effect upon Supplies Distributors’ business, results of operations and financial condition.

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

Our success depends on our ability to handle a large number of transactions for many different clients in various product categories. We expect the volume of transactions will increase significantly as we expand our operations. In addition, client marketing programs, such as “secret sales”, “flash sales” or holiday related promotions often result in significant short-term spikes in transaction volumes. When this occurs, additional stress is placed upon our network hardware and software and our ability to efficiently manage our operations, and we cannot assure you of our ability to efficiently manage a large number of transactions. If we are not able to maintain an appropriate level of operating performance, we may be in breach of our client contractual obligations, develop a negative reputation, and impair existing and prospective client relationships and our business would be materially adversely affected.

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

We may be subject to sales tax in one or more jurisdictions which adversely affect our business.

We collect sales or other similar taxes for shipments of goods in certain states and jurisdictions. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us and other out-of-state companies that engage in online commerce. If sales tax obligations are successfully imposed upon us by a state or other jurisdiction, we could be exposed to substantial tax liabilities for past sales and fines and penalties for failure to collect sales taxes and we could suffer decreased sales in that state or jurisdiction as the effective cost of purchasing goods from us increases for those residing in that state or jurisdiction. In addition, new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes or regulatory restrictions on our business. These taxes could have an adverse effect on our cash flows and results of operations. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.

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

The trading price of our common stock may be subject to wide fluctuations in response to quarter-to-quarter fluctuations in operating results, announcements of material adverse events, general conditions in our industry or the public marketplace and other events or factors, including the thin trading of our common stock. In addition, stock markets have experienced extreme price and trading volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many technology-related companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. In addition, if our operating results differ from our announced guidance or the expectations of equity research analysts or investors, the price of our common stock could decrease significantly.

Our stock price could decline if a significant number of shares become available for sale.

As of December 31, 2013, we have an aggregate of 1.8 million stock options outstanding to employees, directors and others with a weighted average exercise price of $4.90 per share. The shares of common stock that may be issued upon exercise of these options may be resold into the public market. In addition, based on the Company’s 2013 financial results, the aggregate maximum number of common stock that may be issued for 2013 under our executive long-term incentive plan is approximately 598,000, of which approximately 150,000 are fully vested.  We have issued an aggregate of approximately 8,300 deferred stock units to members of our Board of Directors under our outside director compensation program.  Sales of substantial amounts of common stock in the public market as a result of these issuances, or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.

Our certificate of incorporation, our bylaws, our shareholder rights plan and Delaware law make it difficult for a third party to acquire us, despite the possible benefit to our shareholders.

Provisions of our certificate of incorporation, our bylaws, our shareholder rights plan and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. For example, our certificate of incorporation permits our Board of Directors to issue one or more series of preferred stock, which may have rights and preferences superior to those of the common stock. The ability to issue preferred stock could have the effect of delaying or preventing a third party from acquiring us. We have also adopted a shareholder rights plan. These provisions could discourage takeover attempts and could materially adversely affect the price of our stock. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit large shareholders from consummating a merger with, or acquisition of us. These provisions may prevent a merger or acquisition that would be attractive to shareholders and could limit the price investors would be willing to pay in the future for our common stock.

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

In the U.S., we operate a distribution facility in Memphis, Tennessee, with aggregate space of more than 440,000 square feet. We also operate two additional distribution facilities totaling an aggregate of approximately 540,000 square feet in Southaven, Mississippi. These facilities are located approximately ten miles from the Memphis International Airport. We also manage two other facilities: a distribution facility in Grapevine, Texas with approximately 200,000 square feet and a DTC facility in Memphis, Tennessee with approximately 205,000 square feet.

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

Except for the Grapevine, Texas facility and the DTC facility in Memphis, Tennessee, which we manage on our clients’ behalf, all of our facilities are leased and the lease agreements generally contain one or more renewal options.

We operate customer service centers in our facilities in Dallas, Texas, Belgium, Canada and the Philippines. Our call center technology permits the automatic routing of calls to available customer service representatives in several of our call centers.

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

Our common stock is listed, and currently trades, on the NASDAQ Capital Market under the symbol “PFSW.” The following table sets forth for the period indicated the high and low sale price for the common stock as reported by NASDAQ:

	Price
	High	Low
Year Ended December 31, 2012
First Quarter	$4.37	$2.46
Second Quarter	$4.40	$2.31
Third Quarter	$3.20	$2.30
Fourth Quarter	$3.27	$2.14
Year Ended December 31, 2013
First Quarter	$4.24	$2.73
Second Quarter	$4.65	$3.40
Third Quarter	$6.10	$3.91
Fourth Quarter	$9.35	$5.91

As of March 5, 2014, there were approximately 3,200 shareholders, of which 128 were record holders of the common stock.

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

The following table summarizes information with respect to equity compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2013:

Plan category (1)	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by shareholders	1,818,592	$4.90	1,174,674
(1)	See Note 5 to the Consolidated Financial Statements for more detailed information regarding the Company’s equity compensation plans.

Item 6.	Selected Consolidated Financial Data

None

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We believe the following discussion and analysis provides information that is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K. This Management’s Discussion and Analysis will help you understand:

—	The impact of forward looking statements;
—	Our financial structure, including our historical financial presentation;
—	Our results of operations for the previous two years as well as certain projections for the future;
—	Certain of our relationships with our subsidiaries;
—	Our liquidity and capital resources;
—	The impact of seasonality, inflation and recently issued accounting standards on our financial statements; and
—	Our critical accounting policies and estimates.

Forward-Looking Information

We have made forward-looking statements in this Report on Form 10-K. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “seek,” “strive,” “believe,” “expect,” “anticipate,” “predict,” “potential,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “target” and “estimate” or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to the Risk Factors set forth above or elsewhere in this Report on Form 10-K, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:

—	our ability to retain and expand relationships with existing clients and attract and implement new clients;
—	our reliance on the fees generated by the transaction volume or product sales of our clients;
—	our reliance on our clients’ projections, transaction volume or product sales;
—	our dependence upon our agreements with International Business Machines Corporation (“IBM”) and Ricoh:
—	our dependence upon our agreements with our major clients;
—	our client mix, their business volumes and the seasonality of their business;
—	our ability to finalize pending client and customer contracts;
—	the impact of strategic alliances and acquisitions;
—	trends in eCommerce, outsourcing, government regulation, both foreign and domestic, and the market for our services;
—	whether we can continue and manage growth;
—	increased competition;
—	our ability to generate more revenue and achieve sustainable profitability;
—	effects of changes in profit margins;
—	the customer and supplier concentration of our business;
—	the reliance on third-party subcontracted services;
—	the unknown effects of possible system failures and rapid changes in technology;
—	foreign currency risks and other risks of operating in foreign countries;
—	potential litigation;
—	our dependence upon key personnel;
—	the impact of new accounting standards and changes in existing accounting rules or the interpretations of those rules;
—	our ability to raise additional capital or obtain additional financing;

—	our ability, and the ability of our subsidiaries, to borrow under current financing arrangements and maintain compliance with debt covenants;
—	our relationship with, and our guarantees of, certain of the liabilities and indebtedness of our subsidiaries; and
—	taxation on the sale of our products and provision of our services.

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

Overview

We are an international business process outsourcing provider of end-to-end eCommerce solutions. We provide these solutions to major brand name companies and others seeking to optimize their supply chain and to enhance their traditional and online business channels and initiatives. We derive our revenues from providing a broad range of services as we process individual business transactions on our clients’ behalf using three different seller services financial models: 1) the Service Fee model, 2) the Agent (or Flash) model and 3) the Retail model.

We refer to the standard PFSweb seller services financial model as the Service Fee model. In this model, our clients own the inventory and are the merchants of record and engage us to provide various business process outsourcing services in support of their business operations. We derive our service fee revenues by providing a broad range of service offerings that include digital marketing, eCommerce technologies, order management, customer care, logistics and fulfillment, financial management and professional consulting. We offer our services as an integrated solution, which enables our clients to outsource their complete infrastructure needs to a single source and to focus on their core competencies. We currently provide infrastructure and distribution solutions to clients that operate in a range of vertical markets, including technology manufacturing, computer products, cosmetics, fragile goods, contemporary home furnishings, apparel, aviation, telecommunications, consumer electronics and consumer packaged goods, among others.

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

As an additional service, we offer our second model, the Agent, or Flash, financial model, in which our clients maintain ownership of the product inventory stored at our locations as in the Service Fee model. When a customer orders the product from our clients, a “flash” sale transaction passes product ownership to us for each order and we in turn immediately re-sell the product to the customer. The “flash” ownership exchange establishes us as the merchant of record, which enables us to use our existing merchant infrastructure to process sales to end customers, removing the need for the clients to establish these business processes internally, but permitting them to control the sales process to end customers. In this model, based on the terms of our current client arrangements, we record product revenue net of cost of product revenue as a component of service fee revenue in our consolidated statement of operations.

Finally, our Retail model allows us to purchase inventory from the client. In this model, we place the initial and replenishment purchase orders with the client and take ownership of the product upon delivery to our facility. In this model, depending on the terms of our client arrangements, we may own the inventory and the accounts receivable arising from our product sales. Under the Retail model, depending upon the product category and sales characteristics, we may require the client to provide product price protection as well as product purchase payment terms, right of return, and obsolescence protection appropriate to the product sales profile. Depending on the terms of our client arrangements in the Retail model, we record either: 1) product revenue as a component of product revenue, or 2) product revenue net of cost of product revenue as a component of service fee revenue in our consolidated statement of operations. Freight costs billed to customers are reflected as components of product revenue. This business model generally requires significant working capital, for which we have credit available either through credit terms provided by our clients or under senior credit facilities.

In general, we provide the Service Fee and Agent (or Flash) models through our PFS and Supplies Distributors subsidiaries and the Retail model through our Supplies Distributors and PFSweb Retail Connect subsidiaries.

Growth is a key element to achieving our future goals, including achieving and maintaining sustainable profitability. Growth in our Service Fee and Agent models is driven by two main elements: new client relationships and organic growth from existing clients. We focus our sales efforts on larger contracts with brand-name companies within four primary target markets, health and beauty, home goods and collectibles, fashion and consumer packaged goods, which, by nature, require a longer duration to close but also have the potential to be higher quality and longer duration engagements.

Currently, we anticipate any growth within our Retail model would be through relationships with clients whereby the terms would allow us to record service fee revenue (product revenue net of product cost of revenue) in our consolidated statement of operations.  These relationships are often driven by the sales and marketing efforts of the manufacturers and third party sales partners. As a result of certain operational restructuring of its business, Ricoh has implemented, and will continue to implement, certain changes in the sale and distribution of Ricoh products. The changes have resulted, and are expected to continue to result, in reduced product revenues and profitability under our Retail model in 2013 and beyond as compared to prior years.

We continue to monitor and control our costs to focus on profitability. While we are targeting our new service fee contracts to yield incremental gross profit, we also expect to incur incremental investments in technology development, operational and support management and sales and marketing expenses to help generate growth.

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

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenue (in millions).

			Change		% of Total Revenue
	2013	2012	$	%	2013		2012
Revenues:
Product revenue, net	$91.0	$119.7	$(28.7)	(24.0)%	37.7%		42.5%
Service fee revenue	113.0	120.4	(7.4)	(6.2)%	46.8%		42.8%
Pass-through revenue	37.6	41.4	(3.8)	(9.1)%	15.5%		14.7%
Total net revenues	241.6	281.5	(39.9)	(14.2)%	100.0%		100.0%
Cost of Revenues
Cost of product revenue	85.3	110.2	(24.9)	(22.6)%	93.7	%(1)	92.0%
Cost of service fee revenue	77.2	89.2	(12.0)	(13.5)%	68.3	%(2)	74.1%
Pass-through cost of revenue	37.6	41.4	(3.8)	(9.1)%	100.0	%(3)	100.0%
Total cost of revenues	200.1	240.8	(40.7)	(16.9)%	82.8%		85.5%
Product revenue gross profit	5.7	9.5	(3.8)	(39.9)%	6.3	%(1)	8.0%
Service fee gross profit	35.8	31.2	4.6	14.9%	31.7	%(2)	25.9%
Pass-through gross profit	—	—	—
Total gross profit	41.5	40.7	0.8	2.0%	17.2%		14.5%
Selling, General and Administrative Expenses	46.2	40.6	5.4	13.8%	19.1%		14.4%
Income (loss) from operations	(4.7)	0.1	(4.8)	(3962.0)%	1.9%		0.1%
Interest expense, net	0.7	1.0	0.3	(31.3)%	0.3%		0.4%
Loss from operations before income taxes	(5.4)	(0.9)	(4.5)	517.3%	(2.2)%		(0.3)%
Income tax expense, net	0.5	0.6	0.1	(16.3)%	0.2%		0.2%
Net loss	$(5.9)	$(1.5)	$(4.4)	(289.9)%	(2.4)%		(0.5)%
(1)	Represents the percent of Product revenue, net.
(2)	Represents the percent of Service fee revenue.
(3)	Represents the percent of Pass-through revenue.

Product revenue, net. Product revenue decreased $28.7 million, or 24.0%, in 2013 as compared to the prior year. This reduction in revenue is primarily due to the operational restructuring by Ricoh of its business, which has resulted, and will continue to result, in changes in the sale and distribution of Ricoh products and lower product revenue. We currently expect product revenue to continue to decline by approximately 20% to approximately $70 million to $75 million in 2014.

Service fee revenue. The decrease in service fee revenue for the year ended December 31, 2013 as compared to the prior year was primarily due to decreased service fees related to the conclusion or reduction of operations of several client programs during 2013 (including certain clients that accounted for more than 10% of our service fee revenue in 2012), partially offset by the impact of expanded and new client relationships that began in 2013.

The change in service fee revenue, excluding pass-through revenue, is shown below ($ millions):

Year ended December 31, 2012	$120.4
New service contract relationships	8.2
Change in existing client service fees	(15.1)
Terminated clients not included in 2013 revenue	(0.5)
Year ended December 31, 2013	$113.0

When considering client relationships, we define an existing client to be a client from whom we earned revenue in both the current and prior years, we define a new client to be a client from whom we only earned revenue in the current year, and we define a terminated client as a client form whom we only earned revenue in the prior year.  On an annual comparison basis, our service fee revenue will continue to be negatively impacted by the conclusion or anticipated reduction of operations of several client programs. However, based on current client projections, we expect the reduction in revenue derived from these client programs to be more than offset by new service fee revenue generated by new or expanded client opportunities in 2014.  For 2014, we are currently targeting an increase in service fee revenues of approximately 10%  as compared to 2013.

Cost of Product Revenue. Cost of product revenue decreased by $24.9 million, or 22.6%, to $85.3 million in 2013 as compared to the prior year. The resulting gross profit margin was $5.7 million or 6.3% of product revenue for the year ended December 31, 2013 and $9.5 million or 8.0% of product revenue for 2012. The gross profit has been negatively impacted by reduced product revenue primarily attributable to the Ricoh restructuring activities, which we expect to continue in 2014 and beyond, and the gross profit margin declined due to a higher percentage of our product revenue generated from lower gross margin product categories and certain inventory adjustments. The gross profit margin for 2013 and 2012 includes the impact of incremental gross margin earned on product sales resulting from certain product price increases and the impact of certain incremental inventory cost reductions. We currently expect our product revenue gross profit margin to be approximately 6% in 2014.

Cost of Service Fee Revenue. Gross profit as a percentage of service fees was 31.7% in 2013 and 25.9% in 2012. The gross profit percentage increase is primarily due to a change in the client mix, an increased level of higher margin professional and technology services, including project activity, and improved operating efficiencies.  Additionally, 2013 included an incremental benefit of $1.2 million applicable to certain client transition related agreements.

We target to earn an overall average gross profit on our service fee activity of 25-30% on existing and new service fee contracts, but we have accepted, and may continue to accept, lower gross margin percentages on certain contracts depending on contract scope and other factors, including projected volumes. Gross margins on our service fee business are expected to be within our targeted range of 25-30% for 2014.  We are focused on continuing to increase our level of higher margin service fee activity, including our professional and technology services, to help offset other lower margin activities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $46.2 million, or 19.1% of total net revenues in the 2013 period and $40.6 million, or 14.4% of total net revenues in the prior year. The increase in expenses is attributable to multiple factors, including an increase in depreciation and amortization expense, certain facility related expenses, a $1.2 million increase in stock compensation expense compared to 2012 and certain restructuring related charges of approximately $2.5 million in 2013.  In 2012 we incurred approximately $0.5 million of lease termination costs and approximately $0.9 million of relocation related costs relating to our facility relocations and expansions due to investments to support growth in our service fee business.  Excluding the restructuring related charges, lease termination costs and relocation related costs in 2013 and 2012, selling, general and administrative expenses were 18.1% and 14.0% of total net revenue in 2013 and 2012, respectively.  The increased percentage in 2013 is primarily due to a significant reduction in product revenue between years which did not result in a corresponding level of selling, general and administrative expense decreases and due to increased costs to support our service fee business, including depreciation and amortization expense as well as facility related costs. We currently expect our selling, general and administrative expenses for 2014 to be comparable to 2013 results, excluding restructuring related charges.

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

Supplies Distributors and its Subsidiaries

We conduct a portion of our Retail business model operations through Supplies Distributors and its subsidiaries, which act as distributors of various Ricoh and other products. We conduct these services through transaction management services agreements under which PFS provides transaction management and fulfillment services to Supplies Distributors and its subsidiaries. In addition to our equity investment in Supplies Distributors, we have also provided Supplies Distributors with a subordinated loan that, as of December 31, 2013, had an outstanding balance of $3.5 million.

Supplies Distributors paid us dividends of $1.5 million and $1.0 million in 2013 and 2012, respectively. Supplies Distributors has received lender approval to pay dividends of approximately $1.8 million in 2014, but pursuant to the terms of its amended credit agreements, is restricted from paying further cash dividends without the prior approval of its lenders. In addition, no distribution may be made if, after giving effect thereto, Supplies Distributors or its subsidiaries are in noncompliance with its financial covenants under its current facilities.

Liquidity and Capital Resources

During the year ended December 31, 2013, we generated $6.8 million of cash from operating activities, which resulted primarily due to a:

-	$10.5 million decrease in inventories primarily applicable to reduced Ricoh related business volumes, and
-	$2.5 million decrease in prepaid expenses, and other receivables and other assets in part due to timing of receipts and reduced product revenue related activity.
-	$7.0 million of cash income from operations before working capital changes.

These sources of cash were partially offset by a:

-	$9.3 million increase in accounts receivable applicable to:
o	increased activity for certain new and expanded client relationships in which we own the resulting customer trade receivable (through our Agent or Retail models),
o	the timing of client receipts applicable to service fee activity,
o	Both of the above partially offset by the impact of reduced Ricoh related business.
-	$3.6 million decrease in accounts payable, deferred revenue, accrued expenses and other liabilities in part due to reduced inventory purchases as a result of a reduction in product revenue.

At December 31, 2013 and 2012, our accounts payable and accrued expenses were higher than normal operating levels due to the timing of various vendor and client reimbursement payments.

During the year ended December 31, 2012, we generated $28.6 million of cash from operating activities, which resulted primarily due to a:

-	$7.3 million decrease in accounts receivable primarily related to reduced Ricoh related product revenue activity, and
-	$5.7 million reduction in inventories primarily related to reduced Ricoh related product revenue activity;
-	$5.3 million increase in deferred rent related to tenant improvement allowances at certain new facilities;
-

$4.4 million decrease in prepaid expenses, and other receivables and other assets primarily related to timing of receipts and a reduction of value-added tax receivable at our European subsidiary and reduced Ricoh related product revenue activity.

-	$9.3 million of cash income from continuing operations before working capital changes.
-

These sources of cash were partially offset by a $3.3 million decrease in accounts payable, deferred revenue, accrued expenses and other liabilities primarily related to reduced product revenue activity and the timing of payments we make for products and services, payment processing and related transactions costs.

In 2013, we incurred capital expenditures of $8.0 million, exclusive of $1.8 million of property and equipment acquired under debt and capital lease financing, which consisted primarily of payments for capitalized software costs and equipment purchases.  We also received net proceeds of $15.9 million from the issuance of common stock, consisting of $1.8 million related to employee stock option exercises and $14.1 million from a private placement completed in May.

In 2012, we incurred $14.7 million of capital expenditures, exclusive of $7.3 million of property and equipment acquired under debt and capital lease financing, primarily related to software costs and costs applicable to our new corporate headquarters and call center facility, which were primarily financed by the facility landlords through tenant allowances.

Cash used for payments on debt and capital leases, net of any proceeds from debt and a decrease in restricted cash, was $12.3 million and $12.1 million, during 2013 and 2012, respectively.

Capital expenditures have historically consisted primarily of additions to upgrade our management information systems, development of customized technology solutions to support and integrate with our service fee clients and general expansion and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures to support new contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate our total investment in upgrades and additions to facilities and information technology solutions and services for the upcoming twelve months, including costs to implement new clients, will be approximately $9 million to $12 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. To maintain our current operating cash position, a portion of these expenditures may be financed through client reimbursements, debt, operating or capital leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event that we do not obtain the financing results necessary to support such investments.

During 2013, our working capital increased to $26.4 million from $15.4 million at December 31, 2012, primarily due to net proceeds of $15.9 million from issuance of our common stock described above partially offset by the pay-down of debt facilities, capital expenditures and the impact of certain restructuring and personnel related accruals. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities or entering into new debt agreements. No assurances can be given we will be successful in obtaining any additional financing or the terms thereof. We currently believe our cash position, financing available under our credit facilities and funds generated from operations will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our current debt and lease obligations, and additional loans to our subsidiaries, if necessary, for at least the next twelve months.

As described above, we have provided collateralized guarantees to secure the repayment of certain of our subsidiaries’ credit facilities. Many of these facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other credit facilities and agreements. These covenants include, among others, minimum levels of net worth, profitability and cash flow (as defined) and the restrictions on the ability of the borrower subsidiaries to advance funds to other borrower subsidiaries. As a result, it is possible for one or more of these borrower subsidiaries to fail to meet their respective covenants even if another borrower subsidiary otherwise has available excess funds which, if not restricted, could be used to cure the default. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity and we are not able to obtain a waiver, the lenders would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral and enforcement of payment under our parent guarantee. A requirement to accelerate the repayment of the credit facility obligations may have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all of such obligations. As of December 31, 2013, we were in compliance with all debt covenants. Further, any non-renewal of any of our credit facilities may have a material adverse impact on our business and financial condition. We do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.

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

We receive municipal tax abatements in certain locations. In prior years we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to our tax abatement. We disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against us and the timing of the related payments has not been finalized. As of December 31, 2013, we believe we have adequately accrued for the expected assessment.

In April 2010, a sales employee of eCOST.com, Inc. (“eCOST,” the former name of Retail Connect), was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. In August 2012, the employee pleaded guilty to a misdemeanor. Neither the Company nor eCOST have been charged with any criminal activity, and we are seeking the recovery of the funds, which are currently classified as other receivables in the December 31, 2013 financial statements. Based on the information available to date, we are unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or our inability to recover such funds or any significant portion thereof, or any costs and expenses we may incur in connection with such matter will not have a material adverse effect upon our financial condition or results of operations.

Supplies Distributors Financing

To finance its distribution of Ricoh products in the U.S., Supplies Distributors has a short-term credit facility with IBM Credit LLC (“IBM Credit”) that provides financing for up to $15.0 million. We have provided a collateralized guarantee to secure the repayment of this credit facility. The IBM Credit facility does not have a stated maturity and both parties have the ability to exit the facility following a 90-day notice. The Company has direct vendor credit terms with Ricoh to finance Supplies Distributors European subsidiary’s inventory purchases.

Supplies Distributors also has a loan and security agreement with Wells Fargo Bank, National Association (“Wells Fargo”) to provide financing for up to $12.0 million of eligible accounts receivables in the United States and Canada. The Wells Fargo facility expires on the earlier of March 2016 or the date on which the parties to the Ricoh distributor agreement no longer operate under the terms of such agreement and/or Ricoh no longer supplies products pursuant to such agreement.

Supplies Distributors’ European subsidiary has a factoring agreement with BNP Paribas Fortis Factor (“BNP Paribas”) to provide factoring for up to 7.5 million Euros (approximately $10.3 million at December 31, 2013) of eligible accounts receivables through March 2015.

These credit facilities contain cross default provisions, various restrictions upon the ability of Supplies Distributors and its subsidiaries to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to related parties (including entities directly or indirectly owned by PFSweb), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as cash flow from operations, annualized revenue to working capital, net profit after tax to revenue, minimum net worth and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, we are required to maintain a subordinated loan to Supplies Distributors of no less than $2.5 million, not maintain restricted cash of more than $5.0 million, are restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure and a minimum shareholders’ equity of at least $18.0 million. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or its subsidiaries under these facilities if they are unable to do so. We have also provided a guarantee of substantially all of the obligations of Supplies Distributors and its subsidiaries to IBM and Ricoh.

PFS Financing

Our PFS subsidiary has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”), which provides for up to $20.0 million ($17.0 million during certain non-seasonal peak months) of eligible accounts receivable financing through March 2016. The Comerica Agreement also provides for up to $2.0 million of additional eligible equipment financing (“Equipment Advances”) through March 2015. Outstanding Equipment Advances have a final maturity date of April 15, 2016. We entered into this Comerica Agreement to supplement our existing cash position, and provide funding for our current and future operations, including our targeted growth. The Comerica Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20.0 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement also limits PFS’ ability to increase the subordinated loan to Supplies Distributors to more than $5.0 million and permits PFS to advance incremental amounts to certain of its subsidiaries and/or affiliates subject to certain financial covenants, as defined. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb.

Retail Connect Financing

Retail Connect has an asset-based line of credit facility of up to $2.0 million with Wells Fargo, which is collateralized by substantially all of Retail Connect’s assets and expires in May 2014. Based on our current borrowing needs, we do not expect to renew this facility upon its maturity.  Borrowings under the facility and letter of credit availability are limited to a percentage of accounts receivable and inventory, up to specified amounts. As of December 31, 2013, Retail Connect had no borrowings or letters of credit outstanding and no available credit under this facility. The credit facility restricts Retail Connect’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as a minimum tangible net worth for Retail Connect of $0, as defined. PFSweb has guaranteed all current and future obligations of Retail Connect under this line of credit.

Private Placement

In May 2013, we sold 3.2 million shares of our common stock in a private transaction at $4.57 per share, resulting in net proceeds of approximately $14.1 million after deducting expenses.

Restricted Net Assets

Certain of our credit facilities contain various financial covenants and include covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, and place restrictions on the transfer of assets or the payment of dividends between us and our subsidiaries. At December 31, 2013 and 2012, we had restricted net assets of approximately $26.9 million and $20.7 million, respectively.

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

Cost of Service Fee Revenue

Our service fee revenue primarily relates to our distribution services and order management/customer care services and professional and technology services. Distribution services relate primarily to inventory management, product receiving, warehousing and fulfillment (i.e., picking, packing and shipping product on our clients’ behalf). Order management/customer care services relate primarily to taking customer orders for our clients’ products via various channels such as telephone call-center, electronic or facsimile. These services also entail addressing customer questions related to orders, as well as cross-selling/up-selling activities. Professional and technology services relate primarily to service and support of eCommerce platforms, website solutions and quality control for our clients.

Our cost of service fee revenue represents the cost to provide the services described above, primarily compensation and related expenses and other fixed and variable expenses directly related to providing the services. These also include certain occupancy and information technology costs and depreciation and amortization expenses. Certain of these costs are allocated from general and administrative expenses. For these allocations, we estimate the amount of direct expenses based on client-specific information, such as the number of transactions processed. We believe our allocation methodology is reasonable, however a change in assumptions would result in a different gross profit in our statement of operations, yet no change to the resulting net income or loss.

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

Allowance for doubtful accounts totaled $0.4 million and $0.5 million at December 31, 2013 and 2012, respectively. We believe our allowances for doubtful accounts are adequate to cover anticipated losses under current conditions; however, uncertainties regarding changes in the financial condition of our clients and customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required.

Inventory Reserves

Inventories (merchandise, held for resale, all of which are finished goods) are stated at the lower of weighted average cost or market. Supplies Distributors and its subsidiaries assume responsibility for slow-moving inventory under certain distributor agreements, subject to certain termination rights, but have the right to return product rendered obsolete by engineering changes, as defined. We review inventories for impairment on a periodic basis, but at a minimum, annually. Recoverability of the inventory on hand is measured by comparisons of the carrying value to the fair value of the inventory. This requires us to record provisions and maintain reserves for excess or obsolete inventory. If write-downs of inventories are necessary, the cost basis of that inventory is adjusted. The provision for excess and obsolete inventory was $0.1 million and $0.4 million in the years ended December 31, 2013 and 2012, respectively.  To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand and market conditions. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. At December 31, 2013 and 2012, our reserve for slow moving inventory was $1.0 million and $1.8 million, respectively. We believe our reserves are adequate to cover anticipated losses under current conditions. Significant or unanticipated changes to our estimates and forecasts, either adverse or positive, could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required.

Stock Compensation

We utilize our Employee Stock and Incentive Plan and Non-Employee Director Stock Option Plan (collectively, the “Plans”) to help attract, retain and incentivize qualified executives, key employees and non-employee directors to increase our shareholder value and help build and sustain growth. As of December 31, 2013, an aggregate of 4,142,341 shares of common stock have been authorized for issuance under the Plans, of which 1,174,674 shares remain available for future grants.  The Plans provide for the granting of incentive awards in a variety of forms such as the award of an option, stock appreciation right, restricted stock award, restricted stock unit, deferred stock unit, among other stock-based awards.

From the service inception date to the grant date, we recognize compensation cost for all share-based payments based on the reporting date fair value of the award. After the grant date, compensation cost is measured based on the grant date fair value.  Depending on the conditions associated with the vesting of the award, compensation cost is recognized on a straight-line or graded basis, net of estimated forfeitures, over the requisite service period of each award.  .

We estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. For certain of the awards that have a performance condition, we estimate the compensation cost using a Monte-Carlo simulation. The estimated fair value for awards involves assumptions for expected dividend yield, stock price volatility, risk-free interest rates and the expected life of the award.

If, in the future, we determine that another method of estimating an award’s fair value is more reasonable, or, if another method for calculating these input assumptions is prescribed by authoritative guidance, and, therefore, should be used to estimate expected volatility or expected term, the fair value calculated for our stock-based compensation could change significantly.

Income Taxes

The liability method is used for determining our income taxes, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Valuation allowances are established to reduce deferred tax assets to their net realizable value when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for valuation allowances, we have considered and made judgments and estimates regarding estimated future taxable income. These estimates and judgments include some degree of uncertainty and changes in these estimates and assumptions could require us to adjust the valuation allowances for our deferred tax assets. The ultimate realization of our deferred tax assets depends on the generation of sufficient taxable income in the applicable taxing jurisdictions. Although we believe our estimates and judgments are reasonable, actual results may differ, which could be material.

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

Index to Consolidated Financial Statements AND

FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

PFSweb, Inc.:

We have audited the accompanying consolidated balance sheets of PFSweb, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PFSweb, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Dallas, Texas

March 31, 2014

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,418	$19,626
Restricted cash	130	283
Accounts receivable, net of allowance for doubtful accounts of $382 and $450 at December 31, 2013 and 2012, respectively	55,292	45,684
Inventories, net of reserves of $962 and $1,789 at December 31, 2013 and 2012, respectively	14,169	24,654
Other receivables	5,241	7,675
Prepaid expenses and other current assets	4,713	4,346
Total current assets	101,963	102,268
PROPERTY AND EQUIPMENT, net	27,190	27,917
OTHER ASSETS	2,883	3,286
Total assets	$132,036	$133,471
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$8,231	$16,660
Trade accounts payable	34,096	40,493
Deferred revenue	8,181	6,648
Accrued expenses	25,045	23,097
Total current liabilities	75,553	86,898
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	2,876	5,400
DEFERRED REVENUE	7,491	7,562
DEFERRED RENT	5,191	5,560
Total liabilities	91,111	105,420

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 16,540,904 and 12,812,386 shares issued at December 31, 2013 and 2012, respectively; and 16,507,437 and 12,788,919 outstanding at December 31, 2013 and 2012, respectively	17	13
Additional paid-in capital	124,522	106,018
Accumulated deficit	(85,300)	(79,409)
Accumulated other comprehensive income	1,811	1,554
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	40,925	28,051
Total liabilities and shareholders’ equity	$132,036	$133,471

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31

(In thousands, except per share data)

	2013	2012
REVENUES:
Product revenue, net	$90,982	$119,740
Service fee revenue	112,977	120,433
Pass-through revenue	37,644	41,390
Total revenues	241,603	281,563
COSTS OF REVENUES:
Cost of product revenue	85,237	110,183
Cost of service fee revenue	77,160	89,249
Cost of pass-through revenue	37,644	41,390
Total costs of revenues	200,041	240,822
Gross profit	41,562	40,741
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, including stock based compensation expense of $2,574 and $1,325 in the years ended December 31, 2013 and 2012, respectively	46,235	40,620
Income (loss) from operations	(4,673)	121
INTEREST EXPENSE, net	679	988
Loss from operations before income taxes	(5,352)	(867)
INCOME TAX EXPENSE	539	644
NET LOSS	$(5,891)	$(1,511)
NET LOSS PER SHARE:
Basic	$(0.39)	$(0.12)
Diluted	$(0.39)	$(0.12)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	14,957	12,777
Diluted	14,957	12,777
COMPREHENSIVE LOSS:
Net Loss	$(5,891)	$(1,511)
Foreign currency translation adjustment	257	155
TOTAL COMPREHENSIVE LOSS	$(5,634)	$(1,356)

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders’ Equity

	Shares	Amount				Shares	Amount
Balance, December 31, 2011	12,782,907	$13	$104,645	$(77,898)	$1,399	18,361	$(85)	$28,074
Net loss	—	—	0	(1,511)	—	—	—	(1,511)
Stock-based compensation expense	—	—	1,325	—	—	—	—	1,325
Issuance of common stock	29,479	—	48	—	—	—	—	48
Purchase of treasury stock	—	—	—	—	—	15,106	(40)	(40)
Other comprehensive loss— foreign currency translation adjustment	—	—	—	—	155	—	—	155
Balance, December 31, 2012	12,812,386	13	106,018	(79,409)	1,554	33,467	(125)	28,051
Net loss	—	—	—	(5,891)	—	—	—	(5,891)
Stock-based compensation expense	—	—	2,574	—	—	—	—	2,574
Issuance of common stock	3,728,518	4	15,930	—	—	—	—	15,934
Other comprehensive loss— foreign currency translation adjustment	—	—	—	—	257	—	—	257
Balance, December 31, 2013	16,540,904	$17	$124,522	$(85,300)	$1,811	33,467	$(125)	$40,925

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

(In thousands)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,891)	$(1,511)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,210	9,248
Provision for doubtful accounts	25	(130)
Provision for excess and obsolete inventory	81	353
Deferred income taxes	29	(18)
Stock-based compensation expense	2,574	1,325
Changes in operating assets and liabilities:
Restricted cash	28	(76)
Accounts receivable	(9,273)	7,315
Inventories, net	10,456	5,650
Prepaid expenses, other receivables and other assets	2,498	4,420
Deferred rent	(273)	5,273
Accounts payable, deferred revenue, accrued expenses and other liabilities	(3,636)	(3,264)
Net cash provided by operating activities	6,828	28,585
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,971)	(14,712)
Net cash used in investing activities	(7,971)	(14,712)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	15,934	48
Purchase of treasury stock	—	(40)
Decrease in restricted cash	126	620
Payments on capital lease obligations	(2,680)	(2,125)
Payments on debt, net	(9,724)	(10,582)
Net cash provided by (used in) financing activities	3,656	(12,079)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	279	137
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,792	1,931
CASH AND CASH EQUIVALENTS, beginning of year	19,626	17,695
CASH AND CASH EQUIVALENTS, end of year	$22,418	$19,626
SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under debt and capital lease obligations	$1,768	$7,310

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

Supplies Distributors Overview

Supplies Distributors and PFSweb operate under distributor agreements with Ricoh Company Limited and Ricoh Production Print Solutions, a strategic business unit within the Ricoh Family Group of Companies (collectively hereafter referred to as “Ricoh”), under which Supplies Distributors acts as a distributor of various Ricoh products. Substantially all of Supplies Distributors’ revenue is generated by its sale of product purchased from Ricoh.

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

Investment in Affiliates

Priority Fulfillment Services, Inc. (“PFS”), a wholly-owned subsidiary of PFSweb, has made advances to Supplies Distributors that are evidenced by a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Subordinated Note cannot be increased to more than $5.0 million or decreased to less than $2.5 million without prior approval of certain of the Company’s lenders (see Notes 3 and 4). As of both December 31, 2013 and 2012, the outstanding balance of the Subordinated Note was $3.5 million. The Subordinate Note is eliminated in the Company’s consolidated financial statements.

PFS has also made advances to Retail Connect, which aggregated $11.1 million as of both December 31, 2013 and 2012. Certain terms of the Company’s debt facilities provide that the total advances to Retail Connect may not be less than $2.0 million without prior approval of Retail Connect’s lender, if needed. PFS has received the approval of its lender to advance incremental amounts to certain of its subsidiaries and/or affiliates, including Retail Connect, if needed, subject to certain financial covenants, as defined. PFSweb, Inc. has also advanced to Retail Connect an additional $8.5 million and $8.2 million as of December 31, 2013 and 2012, respectively. As of December 31, 2013, PFSweb, Inc. has approximately $10.7 million available to be advanced to Retail Connect and/or other affiliates. All of these advances are eliminated upon consolidation.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

The Company’s service fee revenue relates to its distribution services, order management/customer care services, professional and technology services and the reimbursement of out-of-pocket and third-party expenses. The Company typically charges its service fee revenue on either a cost-plus basis, a percent of shipped revenue basis or a per transaction basis, such as a per item basis for fulfillment services or a per labor hour basis for web-enabled customer contact center services. Additional fees are billed for other services. The Company evaluates its contractual arrangements to determine whether or not they include multiple service elements.  Revenue recognition is determined for the separate service elements of the contract in accordance with the requirements of Accounting Standards Codification 605, “Revenue Recognition.”

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

Order management/customer care services relate primarily to taking customer orders for the Company’s clients’ products. These services also entail addressing customer questions related to orders, as well as cross-selling/up-selling activities. Service fee revenue for this activity is recognized as the services are rendered. Fees charged to the client are on a per transaction basis based on either (i) a pre-determined fee per order or fee per telephone minutes incurred, (ii) a per dedicated agent fee, or (iii) are included in the product fulfillment service fees that are recognized on product shipment.

Professional consulting and technology service revenues primarily relate to service and support of eCommerce platforms, website solutions and quality control for the Company’s clients.  Additionally, the Company provides digital agency services that

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

enable client marketing programs to attract new customers, convert buyers and increase website value. These fees are typically charged on either a per labor hour basis, a dedicated resource model, or a percent of merchandise shipped basis. Service fee revenue for this activity is generally recognized as the services are rendered.

The Company’s billings for reimbursement of out-of-pocket expenses, including travel and certain third-party vendor expenses such as shipping and handling costs and telecommunication charges, are included in pass-through revenue. The related reimbursable costs are reflected as cost of pass-through revenue.

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

The Company recognizes revenue and records trade accounts receivable, pursuant to the methods described above, when collectability is reasonably assured. Collectability is evaluated in the aggregate and on an individual customer or client basis taking into consideration payment due date, historical payment trends, current financial position, results of independent credit evaluations and payment terms. Related reserves are determined by either using percentages applied to certain aged receivable categories based on historical results, reevaluated and adjusted as additional information is received, or a specific identification method. After all attempts to collect a receivable have failed, the receivable is written off against the allowance for doubtful accounts.

The Company primarily performs its services under multiple year contracts, certain of which include early termination provisions. In conjunction with these long-term contracts, the Company sometimes receives start-up fees to cover its implementation costs, including certain technology infrastructure and development costs. The Company defers the start-up fees received, and the related costs, and recognizes them over the contract term. The amortization of deferred revenue is included as a component of service fee revenue. The amortization of deferred implementation costs is included as a cost of service fee revenue. To the extent implementation costs for non-technology infrastructure and development exceed the corresponding fees received, the excess costs are expensed as incurred. The following summarizes the deferred implementation revenues and costs, excluding technology and development costs that are included in property and equipment (in thousands):

	December 31, 2013	December 31, 2012
Deferred implementation revenues
Current	$8,181	$6,573
Non-current	7,491	7,562
	$15,672	$14,135
Deferred implementation costs
Current	$1,977	$1,833
Non-current	1,780	1,834
	$3,757	$3,667

Current and non-current deferred implementation costs, excluding technology and development costs, are a component of prepaid expenses and other current assets and other assets, respectively. Current and non-current deferred implementation revenues may precede the timing of when the related implementation costs are incurred, and thus deferred.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Concentration of Business and Credit Risk

No product revenue customer or service fee client relationship represented more than 10% of the Company’s consolidated total net revenue during the years ended December 31, 2013 or 2012.  One client exceeded 10% of the Company’s accounts receivable at December 31, 2013. A summary of the customer and client concentrations is as follows:

	December 31, 2013	December 31, 2012
Product Revenue (as a percentage of total Product Revenue, net):
Customer 1	16%	15%
Customer 2	12%	12%
Service Fee Revenue (as a percentage of total Service Fee Revenue):
Client 1	7%	15%
Client 2	7%	14%

The Company currently anticipates that its product revenue and service fee revenue from the customers and clients identified above will decline during the next twelve months and the contractual relationship with Client 1 ended during 2013.

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

Other Receivables

Other receivables include $3.9 million and $6.5 million as of December 31, 2013 and 2012, respectively, primarily for amounts due from Ricoh for costs incurred by the Company under the distributor agreements (see Note 6). In addition, other receivables include $0.7 million and $0.6 million as of December 31, 2013 and 2012, respectively, applicable to value added tax receivables.

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

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company reviews inventory for impairment on a periodic basis, but at a minimum annually. The provision for excess and obsolete inventory in the years ended December 31, 2013 and 2012 was $0.1 million and $0.4 million, respectively.  Recoverability of the inventory on hand is measured by comparison of the carrying value of the inventory to the fair value of the inventory. The reserve for slow moving or excess inventory was $1.0 million and $1.8 million as of December 31, 2013 and 2012, respectively.

Property and Equipment

The components of property and equipment as of December 31, 2013 and 2012 are as follows (in thousands):

	December 31, 2013	December 31, 2012	Depreciable Life
Purchased and capitalized software costs	$39,829	$35,024	1-5 years
Furniture and fixtures	23,158	22,378	2-10 years
Computer equipment	11,050	14,035	3-5 years
Leasehold improvements	13,648	13,229	3-10 years
Other	2,520	2,953	3-5 years
	90,205	87,619
Less-accumulated depreciation and amortization	(63,015)	(59,702)
Property and equipment, net	$27,190	$27,917

The Company makes judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The Company records impairment losses, if any, in the period in which the Company determines the carrying amount is not recoverable. Recoverability of any assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. This may require the Company to make judgments regarding long-term forecasts of future revenues and costs related to the assets subject to review. During 2013 and 2012, no impairment of property and equipment was identified or recorded.

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Capitalized implementation costs are depreciated over the respective client contract term. Leasehold improvements are amortized over the shorter of the useful life of the related asset or the remaining lease term. Depreciation and amortization expense related to property and equipment, excluding capital leases, during 2013 and 2012 was $7.6 million and $7.0 million, respectively.

The Company’s property held under capital leases amount to approximately $4.0 million and $5.1 million, net of accumulated amortization of approximately $4.4 million and $2.6 million, at December 31, 2013 and 2012, respectively. Depreciation and amortization expense related to capital leases during 2013 and 2012 was $2.6 million and $2.2 million, respectively. In addition, during 2012, PFS incurred approximately $6.0 million of leasehold improvements at certain of its leased facilities that is being amortized over the shorter of the asset’s useful lives or the lease terms and were primarily financed via tenant allowances that are also being amortized over the lease terms.

Operating Leases

The Company leases certain real estate for its warehouse, call center and corporate offices, as well as certain equipment under non-cancelable operating leases that expire at various dates through 2024. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other similar leases. The Company recognizes escalating lease payments on a straight-line basis over the term of each respective lease, with the difference between cash payments and rent expense recognized being recorded as deferred rent in the accompanying consolidated balance sheets.

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

Stock-Based Compensation

The Company uses stock-based compensation, including stock options, deferred stock units and other stock-based awards to provide long-term performance incentives for its executives, key employees and non-employee directors. From the service inception date to the grant date, the Company recognizes compensation cost for all share-based payments based on the reporting date fair value of the award. After the grant date, compensation cost is measured based on the grant date fair value.  Depending on the conditions associated with the vesting of the award, compensation cost is recognized on a straight-line or graded basis, net of estimated forfeitures, over the requisite service period of each award.  The Company records compensation cost as a component of selling, general and administrative expenses in the consolidated statements of operations.

The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model and estimates the compensation cost for certain of the awards that have a performance condition using a Monte-Carlo simulation. The estimated fair value for awards involves assumptions for expected dividend yield, stock price volatility, risk-free interest rates and the expected life of the award.

Income Taxes

For federal income tax purposes, tax years that remain subject to examination include years 2010 through 2013. However, the utilization of net operating loss (“NOL”) carryforwards that arose prior to 2010 remain subject to examination through the years such carryforwards are utilized. For Europe, tax years that remain subject to examination include years 2011 to 2013. However, the utilization of NOL carryforwards that arose prior to 2011 remain subject to examination through the years such carryforwards are utilized. For Canada, tax years that remain subject to examination include years 2005 to 2013, depending on the subsidiary. For state income tax purposes, the tax years that remain subject to examination include years 2009 to 2013, depending upon the jurisdiction in which the Company files tax returns. The Company and its subsidiaries have various income tax returns in the process of examination. The Company does not expect these examinations will result in unrecognized tax benefits.

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

Self Insurance

The Company is self-insured in the U.S. for medical insurance benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred, but not reported (“IBNR”) claims. IBNR claims are estimated using historical lag information and other data provided by claims administrators.

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

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Net Loss Per Common Share

Basic and diluted net loss per share are computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Stock options not included in the calculation of diluted net loss per share for the years ended December 31, 2013 and 2012, were 1.8 million and 2.1 million, respectively, as the effect would be anti-dilutive.

Cash Paid For Interest and Taxes During Year

The Company made payments for interest of approximately $0.7 million and $1.0 million in the years ended December 31, 2013 and 2012, respectively (see Notes 3 and 4). Income tax payments of approximately $0.5 million and $0.6 million were made during each of the years ended December 31, 2013 and 2012, respectively (see Note 8).

3. Vendor Financing

Supplies Distributors has a short-term credit facility with IBM Credit LLC (“IBM Credit”) to finance its distribution of Ricoh products in the United States, providing financing for eligible Ricoh inventory and certain receivables up to $20.0 million. The agreement has no stated maturity date and provides either party the ability to exit the facility following a 90-day notice. Given the structure of this facility, the Company has classified the outstanding amounts under this facility, which were $9.8 million and $11.9 million as of December 31, 2013 and 2012, respectively, as accounts payable in the consolidated balance sheets.  As of December 31, 2013, Supplies Distributors had $2.2 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among others, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and are secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $3.5 million and the Company is required to maintain a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (3.75% as of both December 31, 2013 and 2012). The facility also includes a monthly service fee.

On March 28, 2014, Supplies Distributors entered into an amended credit facility with IBM Credit, which reduces the maximum financing under the facility from $20 million to $15 million, reduces the minimum Subordinated Note balance to $2.5 million and modifies certain financial covenants.

4. Debt and Capital Lease Obligations:

Outstanding debt and capital lease obligations consist of the following (in thousands):

	December 31, 2013	December 31, 2012

Loan and security agreements, United States:
Supplies Distributors	$3,776	$3,264
PFS	1,473	11,077
Master lease agreements	4,973	6,648
Other	885	1,071
Total	11,107	22,060
Less current portion of long-term debt	8,231	16,660
Long-term debt, less current portion	$2,876	$5,400

Loan and Security Agreement – Supplies Distributors

Supplies Distributors has a loan and security agreement with Wells Fargo Bank, National Association (“Wells Fargo”) to provide financing for up to $25 million of eligible accounts receivable in the United States and Canada. As of December 31, 2013, Supplies Distributors had $2.3 million of available credit under this agreement. The Wells Fargo facility expires on the earlier of March 2014 or the date on which the parties to the Ricoh distributor agreement (see Note 6) no longer operate under the terms of such agreement and/or Ricoh no longer supplies products pursuant to such agreement. Borrowings under the Wells Fargo facility accrue interest at prime rate plus 0.25% to 0.75% (3.75% as of December 31, 2013) or Eurodollar rate plus 2.5% to 3.0%, dependent on excess availability and subject to a minimum of 3.0%, as defined. The interest rate as of December 31, 2013 was 3.75% for $3.8

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

million of outstanding borrowings. As of December 31, 2012, the interest rate was 3.75% for $1.3 million and 3.0% for $2.0 million of outstanding borrowings. This agreement contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as a fixed charge coverage ratio and minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guarantee of PFSweb. Additionally, PFS is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $3.5 million and may not maintain restricted cash of more than $5.0 million, and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks and Wells Fargo pursuant to which a security interest was granted to Wells Fargo for all U.S. and Canadian customer remittances received in specified bank accounts. At December 31, 2013 and 2012, these bank accounts held $0.1 million and $0.2 million, respectively, which was restricted for payment to Wells Fargo.

On March 28, 2014, Supplies Distributors amended the Wells Fargo agreement, which extends the termination date through March 2016, reduces the maximum financing from $25 million to $12 million and reduces the minimum Subordinate Note balance to $2.5 million.

Loan and Security Agreement – PFSweb

PFS has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”). The Comerica Agreement provides for up to $12.5 million ($10.0 million during certain non-seasonal peak months) of eligible accounts receivable financing (“Working Capital Advances”) through March 2014. The Comerica Agreement also provided for up to $3.0 million of eligible equipment purchases (“Equipment Advances”) through January 2013, with principal payments due through April 2015. As of December 31, 2013, PFS had $12.4 million of available credit under the Working Capital Advance portion of this facility and no remaining availability for Equipment Advances. Borrowings under the Working Capital Advance portion of this Comerica Agreement accrue interest at prime rate plus 2% (5.25% at both December, 31, 2013 and 2012), while the Equipment Advances accrue interest at prime rate plus 2.25% (5.5% at both December 31, 2013 and 2012). The Comerica Agreement contains cross default provisions, various restrictions upon PFS’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the Subordinated Note receivable from Supplies Distributors to a maximum of $5.0 million. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb, Inc.

On March 31, 2014, PFS amended the Comerica Agreement, which extends the termination date through March 2016, increases the maximum financing amount to $20.0 million ($17.0 million during certain non-peak months), provides additional equipment financing opportunities of $2.0 million and modifies certain financial covenants.

Factoring Agreement

Supplies Distributors’ European subsidiary has a factoring agreement with BNP Paribas Fortis Factor (“BNP Paribas”) that provides factoring for up to 7.5 million Euros (approximately $10.3 million at December 31, 2013) of eligible accounts receivables through March 2014. This factoring agreement is accounted for as a secured borrowing. There were no outstanding borrowings as of December 31, 2013 or 2012.  As of December 31, 2013, Supplies Distributors’ European subsidiary had approximately 0.7 million Euros (approximately $1.0 million) of available credit under this agreement. Borrowings accrue interest at Euribor plus 0.7% (0.9% at December 31, 2013).

Supplies Distributors’ European subsidiary renewed the factoring agreement with BNP Paribas effective March 31, 2014, which extends the termination date through March 2015.

Credit Facility – Retail Connect

Retail Connect has an asset-based line of credit facility of up to $2.0 million from Wells Fargo through May 2014, which is collateralized by substantially all of Retail Connect’s assets. Borrowings under the facility are limited to a percentage of eligible accounts receivable and inventory, up to a specified amount. Outstanding borrowings under the facility bear interest at prime rate plus 1% or Eurodollar rate plus 3.5%. There were no outstanding borrowings as of December 31, 2013 or 2012. As of December 31, 2013, Retail Connect had no available credit under this facility. In connection with the line of credit, Retail Connect entered into a cash management arrangement whereby Retail Connect’s operating accounts are considered restricted and swept and used to repay

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

outstanding amounts under the line of credit, if any. The credit facility restricts Retail Connect’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, and requires a minimum tangible net worth for Retail Connect of $0, as defined. PFSweb has guaranteed all current and future obligations of Retail Connect under this line of credit. Based on current borrowing needs, the Company does not anticipate renewing this credit facility upon its maturity.

Debt Covenants

To the extent the Company or any of its subsidiaries fail to comply with its covenants applicable to its debt or vendor financing obligations, including the monthly financial covenant requirements, such as profitability and cash flow, and required level of shareholders’ equity or net worth (as defined), the Company would be required to obtain a waiver from the lender or the lender would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral and enforcement of payment under the Company parent guarantee. Any acceleration of the repayment of the credit facilities may have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. At December 31, 2013 and 2012, the Company had restricted net assets of approximately $26.9 million and $20.7 million, respectively. As of December 31, 2013, the Company was in compliance with all debt covenants.

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

Debt and Capital Lease Maturities

The Company’s aggregate maturities of debt subsequent to December 31, 2013 are as follows (in thousands):

Fiscal year ended December 31,
2014	$6,074
2015	1,022
2016	150
Thereafter	—
Total	$7,246

The following is a schedule of the Company’s future minimum lease payments under the capital leases, together with the present value of the net minimum lease payments as of December 31, 2013 (in thousands):

Fiscal year ended December 31,
2014	$2,290
2015	1,099
2016	504
2017	141
2018	41
Thereafter	—
Total minimum lease payments	$4,075
Less amount representing interest at rates ranging from 4.5% to 4.75%	(214)
Present value of net minimum lease payments	3,861
Less: Current portion	(2,157)
Long-term capital lease obligations	$1,704

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

5. Stock and Stock Options

In May 2013, the Company completed a private placement pursuant to which the Company sold an aggregate of 3.2 million shares of common stock, par value $0.001 per share, at $4.57 per share, resulting in net proceeds, after deducting offering expense, of approximately $14.1 million.

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

Stock Compensation Plans

The Company has an Employee Stock and Incentive Plan (the “Employee Plan”) and a Non-Employee Director Stock Option and Retainer Plan (the “Director Plan”), each as amended and restated (collectively, the “Plans”) under which an aggregate of 4,142,341 shares of common stock have been authorized for issuance. The Plans provide for the granting of incentive awards to directors, executive management, key employees, and outside consultants of the Company in a variety of forms such as the award of an option, stock appreciation right, restricted stock award, restricted stock unit, deferred stock unit, among other stock-based awards.  The Company uses newly issued shares of common stock to satisfy awards under the Plans.

From the service inception date to the grant date, the Company recognizes compensation cost for all share-based payments based on the reporting date fair value of the award. After the grant date compensation cost is measured based on the grant date fair value. Depending on the conditions associated with the vesting of the award, compensation cost is recognized on a straight-line or graded basis, net of estimated forfeitures, over the requisite service period of each award.

Total stock-based compensation expense was $2.6 million and $1.3 million for the years ended December 31, 2013 and 2012, respectively, and was included as a component of selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2013, there was $4.2 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plans, which is expected to be recognized over a weighted average period of approximately 2.6 years.  This expected cost does not include the impact of any future stock-based compensation awards.

As of December 31, 2013, there were 1,174,674 shares available for future grants under the Plans.  Each stock option or stock appreciation right award granted reduces the total shares available for grant by one share, while each award granted other than in the form of a stock option or stock appreciation right reduces the shares available for grant by 1.22 shares.

Stock Options

The rights to purchase shares under employee stock option agreements issued under the Plans typically vest over a three-year period, one-twelfth each quarter. Stock options must be exercised within 10 years from the date of grant. Stock options are generally issued such that the exercise price is equal to the market value of the Company’s common stock at the date of grant.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table summarizes stock option activity under the Plans:

	Shares	Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2012	2,100,184	$1.01—$13.91	$4.55
Granted	310,500	$4.01—$7.89	$5.38
Exercised	(514,149)	$1.01—$8.04	$3.63
Canceled	(77,943)	$1.46—$12.08	$5.29
Outstanding, December 31, 2013	1,818,592	$1.01—$13.91	$4.90
Exercisable, December 31, 2013	1,498,097	$1.01—$13.91	$4.82	5.6	$6.7
Exercisable and expected to vest, December 31, 2013	1,788,882	$1.01—$13.91	$4.90	6.2	$7.8

The weighted average fair value per share of options granted during the years ended December 31, 2013 and 2012 was $3.72 and $1.84, respectively. The total intrinsic value of options exercised under the Stock Option Plans was $1.5 million during the year ended December 31, 2013.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants of options under the Plans:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Expected dividend yield	—	—
Expected stock price volatility	80% - 82%	82% - 83%
Weighted average stock price volatility	82%	83%
Risk-free interest rate	1.0% - 2.1%	0.9% - 1.1%
Expected life of options (years)	6	6

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

Performance Shares

On May 22, 2013, pursuant to the Employee Plan, the Company issued Performance-Based Share Awards (“Performance Shares”, as defined in the Employee Plan) to certain of the Company’s executives. The number of Performance Shares that each such individual may receive is subject to, and calculated by reference to, the achievement by the Company of certain 2013 financial targets. Based on the Company’s 2013 financial results, the aggregate maximum number of Performance Shares that may be issued for 2013 is approximately 598,000. The issuance of the Performance Shares is subject to four year vesting (beginning with fiscal year 2013) based upon continued employment and the comparative market performance (on an annual and cumulative basis) of the Company’s common stock on NASDAQ compared to the Russell Micro Cap Index.  The actual number of shares issued on each annual vesting date could range from zero to 100%, depending on satisfaction of the vesting conditions.

The compensation cost for the market condition portion of the Performance Shares was estimated based on a grant date valuation using a Monte-Carlo simulation, which resulted in a range of estimated fair values of $5.29 - $9.07 for the annual performance market condition and $7.34 - $9.07 for the cumulative performance market condition. The estimated fair values used for the Performance Shares were computed assuming a risk-free interest rate of 0.8% and an expected volatility of 52.6%.

As of December 31, 2013, the aggregate intrinsic value of the vested and unvested Performance Shares was $1.6 million and $3.8 million, respectively.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

6. Distributor Agreements

Supplies Distributors, PFSweb and Ricoh have entered into distributor agreements under which Supplies Distributors acts as a distributor of various products, primarily Ricoh products, and PFSweb provides transaction management and fulfillment services to Supplies Distributors. The distributor agreements are subject to periodic renewals, the next of which is in December 2014. Under the distributor agreements, Ricoh sells product to Supplies Distributors and reimburses Supplies Distributors for certain freight costs, direct costs incurred in passing on any price decreases offered by Ricoh to Supplies Distributors or its customers to cover price protection and certain special bids, the cost of products provided to replace defective product returned by customers and other certain expenses as defined. Supplies Distributors can return to Ricoh product rendered obsolete by Ricoh engineering changes after customer demand ends. Ricoh determines when a product is obsolete. Ricoh and Supplies Distributors also have agreements under which Ricoh reimburses or collects from Supplies Distributors amounts calculated in certain inventory cost adjustments.  Supplies Distributors passes through to customers marketing programs specified by Ricoh and administers such programs according to Ricoh guidelines.

7. Supplies Distributors

Pursuant to a credit agreement, Supplies Distributors is restricted from making any distributions to PFSweb if, after giving affect thereto, Supplies Distributors’ would be in noncompliance with its financial covenants. Under the terms of its amended credit agreements, Supplies Distributors is restricted from paying annual cash dividends without the prior approval of its lenders (see Notes 3 and 4). Supplies Distributors has received lender approval to pay approximately $1.8 million of dividends in 2014. Supplies Distributors paid dividends to PFSweb of $1.5 million and $1.0 million in 2013 and 2012, respectively.

8. Income Taxes

The consolidated income (loss) from continuing operations before income taxes, by domestic and foreign entities, is as follows (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012
Domestic	$(6,043)	$(492)
Foreign	691	(375)
Total	$(5,352)	$(867)

A reconciliation of the difference between the expected income tax expense from continuing operations at the U.S. federal statutory corporate tax rate of 34%, and the Company’s effective tax rate is as follows (in thousands):

	Year Ended December 31, 2013	Year Ended December 31, 2012
Income tax benefit computed at statutory rate	$(1,820)	$(295)
Foreign dividends received	45	171
Items not deductible for tax purposes	41	780
Change in valuation reserve	1,654	1,976
State taxes	367	492
Impact of foreign taxation	94	96
Foreign exchange rate difference	104	(76)
Net operating loss adjustments	(220)	(1,616)
Prior year return-to-provision true-up	567	(665)
Other	(293)	(219)
Provision for income taxes	$539	$644

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Current and deferred income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2013	2012
Current
State	$406	$537
Foreign	104	125
Total current	510	662
Deferred
State	(107)	—
Foreign	136	(18)
Total deferred	29	(18)
Total	$539	$644

The components of the deferred tax asset (liability) are as follows (in thousands):

	December 31, 2013	December 31, 2012
Deferred tax assets:
Allowance for doubtful accounts	$616	$639
Inventory reserve	347	630
Accrued expenses	2,104	1,485
Net operating loss carryforwards	20,893	20,617
Other	4,192	3,191
	28,152	26,562
Less — Valuation allowance	26,568	24,914
Total deferred tax asset	1,584	1,648
Deferred tax liabilities:
Property and equipment	(931)	(1,238)
Other	—	(46)
Total deferred tax liabilities	(931)	(1,284)
Deferred tax assets, net	$653	$364

Management believes that PFSweb has not established a sufficient history of earnings, on a stand-alone basis, to support the more likely than not realization of certain deferred tax assets in excess of existing taxable temporary differences. A valuation allowance has been provided for the majority of these net deferred income tax assets as of December 31, 2013 and 2012. The remaining net deferred tax assets at both December 31, 2013 and 2012 primarily relate to the Company’s European operations and certain state tax benefits. At December 31, 2013, net operating loss (“NOL”) carryforwards relate to taxable losses of PFSweb’s European subsidiary totaling approximately $0.4 million, PFSweb’s Canadian subsidiary totaling approximately $6.0 million and PFSweb’s U.S. subsidiaries totaling approximately $56.7 million that expire at various dates from 2014 through 2033. The U.S. NOL carryforward includes approximately $4.9 million relating to tax benefits of stock option exercises and, if utilized, will be recorded against additional paid-in capital upon utilization rather than as an adjustment to income tax expense from continuing operations. The U.S. NOL also includes approximately $20.3 million of NOL acquired before February 2006, which is subject to annual limits of $1.2 million and $16.0 million of NOL created before February 2006 subject to annual limits of $1.4 million under IRS Section 382.

The Company evaluates its tax positions for potential liabilities associated with unrecognized tax benefits. As of December 31, 2013 and 2012, no unrecognized tax benefits, penalties or interest were identified or recorded. The Company does not expect to record unrecognized tax benefits in the next twelve months.

9. Commitments and Contingencies

The Company leases facilities, warehouse and office space and transportation and other equipment under operating leases expiring in various years through February 28, 2024. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced by other similar leases. The Company’s facility leases generally contain one or more renewal options.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Minimum future annual rental payments under non-cancelable operating leases having original terms in excess of one year are as follows (in thousands):

Operating Lease Payments
Fiscal year ended December 31,
2014	$6,281
2015	6,203
2016	5,452
2017	4,510
2018	4,393
Thereafter	18,577
Total	$45,416

Minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Any differences between cash rental payments made and straight-line rent expense is recorded as deferred rent on the accompanying consolidated balance sheets. Total rental expense under operating leases approximated $6.6 million and $6.5 million for the years ended December 31, 2013 and 2012, respectively. Certain landlord required deposits are secured by letters of credit.

In 2012, the Company incurred approximately $6.0 million of leasehold improvements at certain of its leased facilities that will be amortized over the shorter of the assets lives or the lease terms and were primarily financed via tenant allowances that will also be amortized over the lease terms.

The Company received municipal tax abatements in certain locations. In prior years, the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to the Company’s tax abatement. The Company disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against the Company and the timing of the related payments has not been finalized. As of December 31, 2013, the Company believes it has adequately accrued for the expected assessment.

In April 2010, a sales employee of eCOST.com, Inc. (“eCOST”, the former name of Retail Connect) was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. In August 2012, the employee pleaded guilty to a misdemeanor. Neither the Company nor eCOST have been charged with any criminal activity, and the Company is seeking the recovery or reimbursement of the funds which are currently classified as other receivables on the December 31, 2013 financial statements. Based on the information available to date, the Company is unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or the inability of the Company to recover such funds or any significant portion thereof, or any costs and expenses incurred by the Company in connection with this matter, will not have a material adverse effect upon the Company’s financial condition or results of operations.

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

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenues (in thousands):
PFSweb	$152,338	$167,220
Business and Retail Connect	100,960	120,419
Eliminations	(11,695)	(6,076)
	$241,603	$281,563
Income (loss) from operations (in thousands):
PFSweb	$(5,859)	$(2,030)
Business and Retail Connect	1,186	2,151
	$(4,673)	$121

	Year Ended December 31, 2013	Year Ended December 31, 2012
Depreciation and amortization (in thousands):
PFSweb	$10,051	$9,147
Business and Retail Connect	159	101
	$10,210	$9,248

	December 31, 2013	December 31, 2012
Capital expenditures (in thousands):
PFSweb	$7,876	$14,449
Business and Retail Connect	95	263
	$7,971	$14,712
Assets (in thousands):
PFSweb	$98,745	$94,940
Business and Retail Connect	47,116	52,648
Eliminations	(13,825)	(14,117)
	$132,036	$133,471

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Geographic areas in which the Company operates include the United States, Europe (primarily Belgium), and Canada. The following is geographic information by area. Revenues are attributed based on the Company’s domicile.

	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenues (in thousands):
United States	$192,522	$225,591
Europe	44,770	51,582
Canada	5,988	5,817
Inter-segment eliminations	(1,677)	(1,427)
	$241,603	$281,563
Other long-lived assets (in thousands):
United States	$25,549	$25,826
Europe	4,168	4,929
Canada	356	448
	$30,073	$31,203

11. Employee Savings Plan

The Company has a defined contribution employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all full-time and part-time U.S. employees are eligible to participate in the plan. The Company, at its discretion, may match employee contributions to the plan and also make an additional matching contribution in the form of profit sharing in recognition of the Company’s performance. The Company contributed approximately $0.2 million during each of the years ended December 31, 2013 and 2012, to match an approved percentage of employee contributions.

55

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). As of December 31, 2013, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2013, there was no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013. This evaluation was based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Control—Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was effective as of December 31, 2013.

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

Reference is made to the information to be set forth in the section entitled “Board of Directors” and “Committees of the Board” in the definitive proxy statement in connection with our Annual Meeting of Shareholders (the “Proxy Statement”), which section is incorporated herein by reference. Our Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the last day of our fiscal year ended December 31, 2013.

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

The following table summarizes information with respect to equity compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2013:

Plan category (1)	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by shareholders	1,818,592	$4.90	1,174,674
(1)	See Note 5 to the Consolidated Financial Statements for more detailed information regarding the Company’s equity compensation plans.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information regarding certain of our relationships and related transactions will be included in the section entitled “Certain Relationship and Related Transactions” of our Proxy Statement relating to our annual meeting of shareholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

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

2.	Exhibits

Exhibit Number	Description of Exhibits
3.1 (1)	Amended and Restated Certificate of Incorporation of PFSweb, Inc.
3.1.1 (20)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.
3.1.2 (32)	Certificate of Amendment to Certificate of Incorporation of PFSweb, Inc.
3.1.3 (36)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.
3.1.4 (53)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.
3.2 (1)	Amended and Restated Bylaws
3.2.1 (26)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.
3.2.2 (39)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.
3.2.3 (53)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.
4.1 (30)	Rights Agreement, dated as of June 8, 2000, between the Company and ChaseMellon Shareholder Services, LLC
4.1 (31)	Amendment No. 1 to Rights Agreement, dated as of May 30, 2008 between the Company and Mellon Investor Services LLC, as successor to ChaseMellon Shareholder Services, L.L.C., as rights agent.
4.1 (38)	Amendment No. 2 to Rights Agreement, dated as of May 24, 2010 between the Company and Mellon Investor Services LLC, as successor to ChaseMellon Shareholder Services, L.L.C., as rights agent.
4.1 (39)	Amendment No. 3 to Rights Agreement, dated as of July 2, 2010 between the Company and Mellon Investor Services LLC, as successor to ChaseMellon Shareholder Services, L.L.C., as rights agent.
4.1 (49)

Amendment No. 4 to Rights Agreement, dated as of May 15, 2013 between the Company and Computershare Shareowner Services LLC (formerly known as Mellon Investor Services LLC,) as successor to ChaseMellon Shareholder Services, L.L.C., as rights agent.

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

10.41 (13)	First Amendment to Loan and Security Agreement by and between Congress Financial Corporation (Southwest), as Lender and Supplies Distributors, Inc., as Borrower.
10.42 (13)	Form of Modification to Executive Severance Agreement.
10.43 (14)	Industrial Lease Agreement by and between Industrial Developments International, Inc. and Priority Fulfillment Services, Inc.
10.44 (14)	Guaranty by PFSweb, Inc. in favor of Industrial Developments International, Inc.
10.45 (15)	First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.
10.46 (20)	Amendment to factoring agreement dated December 12, 2005 between Supplies Distributors S.A. and Fortis Commercial Finance N.V.
10.47 (21)	Amendment 7 to Agreement for Inventory Financing.
10.48 (21)	Amendment 6 to Amended and Restated Platinum Plan Agreement.
10.49 (21)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.
10.50 (21)	Second Amendment to Loan and Security Agreement by and between eCOST.com, Inc. and Wachovia Capital Finance Corporation (Western).
10.51 (21)	Amendment 4 to Loan and Security Agreement.

10.52 (21)	Guaranty by PFSweb, Inc., in favor of Wachovia Capital Finance Corporation (Western).
10.53 (21)	Second Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.
10.54 (24)	Amendment 8 to Agreement for Inventory Financing.
10.55 (24)	Fourth Amendment to the Loan and Security Agreement by and between eCOST.com, Inc. and Wachovia Capital Finance Corporation (Western).
10.56 (24)	Amendment 5 to Loan and Security Agreement.
10.57 (24)	Amendment 7 to Amended and Restated Platinum Plan Agreement.
10.58 (24)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.
10.59 (25)	Fifth Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.
10.60 (27)	Second Amendment to Industrial Lease Agreement by and between Industrial Property Fund VI, LLC and Priority Fulfillment Services, Inc.
10.61 (29)	Amendment 9 to Agreement for Inventory Financing.
10.62 (29)	Amendment 8 to Amended and Restated Platinum Plan Agreement.
10.63 (29)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.
10.64 (29)	Sixth Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.
10.65 (34)	Sixth Amendment to Loan and Security Agreement dated January 6, 2009 between Wachovia Bank and Supplies Distributors, Inc.
10.66 (34)	Fifth Amendment to Loan and Security Agreement dated January 6, 2009 between Wachovia Bank and eCOST.com Inc.
10.67 (35)	Amendment 10 to Agreement for Inventory Financing.
10.68 (35)	Amendment 9 to Amended and Restated Platinum Plan Agreement.
10.69 (35)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.
10.70 (35)	Seventh Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.
10.71 (36)	Amended and Restated 2005 Employee Stock and Incentive Plan of PFSweb, Inc.
10.72 (36)	Amended and Restated Non-Employee Director Stock Option and Retainer Plan of PFSweb, Inc.
10.73 (37)	Eighth Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.
10.74 (37)	Amendment 11 to Agreement for Inventory Financing.
10.75 (37)	Amendment 10 to Amended and Restated Platinum Plan Agreement.
10.76 (37)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.
10.77 (37)	Eighth Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment Services, Inc.
10.78 (42)	Factoring Agreement by and between BNP Paribus Fortis Factor and Supplies Distributors, S.A.
10.79 (42)	Amendment 12 to Agreement for Inventory Financing

10.80 (42)	Amendment 11 to Amended and Restated Platinum Plan Agreement
10.81 (42)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule
10.82 (42)	Ninth Amendment to First Amended and Restated Loan and Security Agreement by and between Comerica Bank and Priority Fulfillment services, Inc.
10.83 (42)	Seventh Amendment to Loan and Security Agreement dated January 6, 2009 between Wells Fargo Bank and Supplies Distributors, Inc.
10.84 (43)	Seventh Amendment to Loan and Security Agreement dated January 6, 2009 by and between Wells Fargo Bank, National Association and PFSweb Retail Connect, Inc.
10.85 (44)	Tenth Amendment to First Amended and Restated Loan and Security Agreement dated November 10, 2011 by and between Priority Fulfillment Services, Inc., and Comerica Bank
10.86 (45)	Lease agreement by and between Binyan Realty LP and Priority Fulfillment Services, Inc.
10.87 (45)	Lease Guaranty by PFSweb, Inc. in favor of Binyan Realty LP
10.88 (45)	Lease Agreement dated December 8, 2011, between CCI-Millennium, L.P. and Priority Fulfillment Services, Inc.
10.89 (45)	Guaranty of PFSweb, Inc. to CCI-Millennium, L.P.
10.90 (45)	Eleventh Amendment to First Amended and Restated Loan and Security Agreement by and between Priority Fulfillment Services, Inc., and Comerica Bank
10.91 (45)	Amendment 13 to Agreement for Inventory Financing
10.92 (46)	Twelfth Amendment to First Amended and Restated Loan and Security Agreement dated May 14, 2012 by and between Priority Fulfillment Services, Inc., and Comerica Bank.
10.93 (46)	Eighth Amendment to Loan and Security Agreement dated January 6, 2009 by and between Wells Fargo Bank, National Association and PFSweb Retail Connect, Inc.
10.94 (46)	Fourteenth Amendment to First Amended and Restated Loan and Security Agreement between Priority Fulfillment Services, Inc. and Comerica Bank.
10.95 (48)	Amendment to Executive Severance Agreement dated March 26, 2013 between PFSweb, Inc., and Mark Layton.
10.96 (49)	Securities Purchase Agreement dated May 15, 2013 between the Company and transcosmos, inc.
10.97 (49)	Registration Rights Agreement dated May 15, 2013 between the Company and transcosmos, inc.
10.98 (50)	First Amendment to Industrial Lease Agreement dated May 7, 2013 by and between US Industrial REIT II and Priority Fulfillment Services, Inc.
10.99 (51)	Agreement, dated as of May 15, 2013, by and among PFSweb, Inc. and Privet Fund LP, Privet Fund Management LLC, Ryan Levenson and Benjamin Rosenzweig.
10.100 (52)	Form of Performance-Based Cash Award Agreement.
10.101 (52)	Form of Performance Shares Award Agreement.
10.102 (54)	Ninth Amendment to Loan and Security Agreement dated May 31, 2013, by and between Wells Fargo Bank, National Association and PFSweb Retail Connect, Inc.
10.103 (55)

Modification, Ratification and Extension of Lease dated February 28, 2014 between Southpark Distribution Center Inc., (successor-in-interest to Shelby Drive Corporation) and Priority Fulfillment Services, Inc.

21 (55)	Subsidiary Listing
23.1 (55)	Consent of GRANT THORNTON, LLP, Independent Registered Public Accounting Firm
31.1 (55)	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
31.2 (55)	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

32.1 (55)	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS (55)	XBRL Instance Document.
101.SCH (55)	XBRL Taxonomy Extension Schema.
101.CAL (55)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF (55)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB (55)	XBRL Taxonomy Extension Label Linkbase.
101.PRE (55)	XBRL Taxonomy Extension Presentation Linkbase.
(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).
(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended March 31, 2001
(3)	Incorporated by reference from PFSweb, Inc. Form 10-Q/A for the quarterly period ended September 30, 2001
(4)	Incorporated by reference from PFSweb, Inc. Form 10-K for the transition period ended December 31, 2001
(5)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2002
(6)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2002
(7)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2002
(8)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2003
(9)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2003
(10)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2003
(11)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 10, 2003
(12)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2003
(13)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2004
(14)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2004
(15)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2004.
(16)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2005.
(17)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 14, 2005.
(18)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2005.
(19)	Incorporated by reference from PFSweb, Inc. Current Report on Form 8-K filed on November 30, 2005.
(20)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2005.
(21)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2006.
(22)	Incorporated by reference from PFSweb, Inc. Current Report on Form 8-K filed on June 2, 2006.
(23)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2006.
(24)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2006.
(25)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2007.
(26)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 13, 2007.
(27)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2007.
(28)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 2, 2008.
(29)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2008.
(30)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form 8-A filed on June 14, 2000.
(31)	Incorporated by reference from PFSweb, Inc. Report on Form 8K filed on May 30, 2008.
(32)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 2, 2008.
(33)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on January 6, 2009.
(34)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on January 9, 2009.
(35)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on May 15, 2009.
(36)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 14, 2009.
(37)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on May 17, 2010.
(38)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 25, 2010.
(39)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 2, 2010.
(40)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on February 23, 2011.
(41)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2010.
(42)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on May 16, 2011
(43)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 15, 2011.
(44)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on November 14, 2011.
(45)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2011.
(46)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on May 15, 2012.
(47)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on November 14, 2012.

(48)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on March 29, 2013.
(49)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 15, 2013.
(50)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on May 15, 2013.
(51)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 20, 2013.
(52)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 29, 2013.
(53)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 18, 2013.
(54)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 14, 2013.
(55)	Filed herewith.

SCHEDULE I

PFSWEB, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS – PARENT COMPANY ONLY

(In thousands)

	December 31, 2013	December 31, 2012
ASSETS:
Cash and cash equivalents	$10,722	$5,408
Receivable from subsidiaries.	25,252	14,418
Investment in subsidiaries	4,951	8,225
Total assets	$40,925	$28,051
LIABILITIES:
Total liabilities	$—	$—
SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	17	13
Additional paid-in capital	124,522	106,018
Accumulated deficit	(85,300)	(79,409)
Accumulated other comprehensive income	1,811	1,554
Treasury stock	(125)	(125)
Total shareholders’ equity	40,925	28,051
Total liabilities and shareholders’ equity	$40,925	$28,051

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE I

PFSWEB, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS – PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

(In thousands)

	2013	2012
EQUITY IN NET LOSS OF CONSOLIDATED SUBSIDIARIES	$(5,891)	$(1,511)
NET LOSS	$(5,891)	$(1,511)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE I

PFSWEB, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS – PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

(In thousands)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,891)	$(1,511)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in net loss of consolidated subsidiaries	5,891	1,511
Net cash provided by operating activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	15,934	48
Purchase of treasury stock	—	(40)
Increase in receivable from subsidiaries, net	(10,620)	(476)
Net cash provided by (used in) financing activities	5,314	(468)
NET INCREASE (DECREASE) IN CASH	5,314	(468)
CASH AND CASH EQUIVALENTS, beginning of period	5,408	5,876
CASH AND CASH EQUIVALENTS, end of period	$10,722	$5,408

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II

PFSWEB, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31

(Amounts in thousands)

		Additions
	Balance at Beginning of Period	Charges to Cost and Expenses	Charges to Other Accounts	Deductions	Balance at End of Period
Year Ended December 31, 2012:
Allowance for doubtful accounts	$663	(131)	—	(82)	$450
Year Ended December 31, 2013:
Allowance for doubtful accounts	$450	(25)	—	(43)	$382

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/Thomas J. Madden
Thomas J. Madden,
Executive Vice President and Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Michael Willoughby Michael Willoughby	Chief Executive Officer (Principal Executive Officer)	March 31, 2014
/s/Thomas J. Madden Thomas J. Madden	Executive Vice President and Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	March 31, 2014
/s/James F. Reilly	Chairman of the Board	March 31, 2014
James F. Reilly
/s/Neil Jacobs	Director	March 31, 2014
Dr. Neil Jacobs
/s/David I. Beatson	Director	March 31, 2014
David I. Beatson
/s/Benjamin Rosenzweig	Director	March 31, 2014
Benjamin Rosenzweig
/s/Shinichi Nagakura	Director	March 31, 2014
Shinichi Nagakura