Form 10-K/A
period 2013-12-31
PFSWEB INC
filed 2014-04-30
CIK 1095315

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

EXPLANATORY NOTE

On March 31, 2014, we filed our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). The Original Filing intended to incorporate Part III of Form 10-K by reference to the Company’s definitive proxy statement (to be subsequently filed). This Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing, is being filed to provide the disclosure required by Part III of Form 10-K.

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

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Our Board of Directors is divided into three classes. The terms of the Class II and Class III directors expire at the 2014 Annual Meeting. The term of the current Class I directors expires at the 2015 Annual Meeting, after which the Class I directors will serve annual terms. The Board presently consists of seven members, two Class I directors, three Class II directors and two Class III directors.

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

Class I Directors

David I. Beatson, age 66, has served as a non-employee Director since November 2000. Mr. Beatson is Chief Executive Officer of Ascent Advisors, LLC a consulting firm he founded in 2000. The firm provides strategic direction to firms in the logistics and supply chain industry as well as merger and acquisition advice for private equity firms investing in the industry. Mr. Beatson is a recognized leader in the field of transportation, logistics and supply chain management having served as Chairman and CEO of several leading companies in the industry. From 2007 until 2012 he was CEO of Globalware Solutions (“GWS”), a global supply chain management solution provider with facilities in North America, Asia and Europe. From July 2003 to April 2005, Mr. Beatson served as Regional CEO North America and Member of the Executive Board of Panalpina, Inc., a leading provider of international air and sea freight forwarding, customs brokerage and third party logistics services. From July 1998 to June 2000, Mr. Beatson served as Chairman, President and CEO of Circle International Group, Inc., a global transportation and logistics company. From 1991 to June 1994, Mr. Beatson served as vice-president of sales and marketing and then from June 1994 until July 1998 as president and CEO of Emery Worldwide, a global transportation and logistics company. Prior to 1991, Mr. Beatson held several management positions in the logistics and transportation industry, including American Airlines and CF Airfreight. Mr. Beatson also currently serves as an industry representative member of the Executive Advisory Committee to the National Industrial Transportation League, to which the Air Freight Association elected him in 1995. He also serves on the board of Descartes Systems (NASDAQ: DSGX) and two privately held companies. The Board of Directors believes the characteristics that qualify Mr. Beatson for the Board include his long-term experience in the transportation, logistics and supply chain management industry, leadership experience and judgment and knowledge of the Company’s business.

James F. Reilly, age 55, has served as a non-employee Director of the Company since its inception in 1999, as lead director from June 2010 to March 2013 and as Chairman since March 2013. Mr. Reilly has been an investment banker since 1983 and is currently the Managing Partner of Stonepine Advisors, LLC, an investment banking firm focused on high growth technology companies. Until June 2010, he was a Senior Advisor to Needham & Company, LLC, a nationally recognized investment banking and asset management firm focused primarily on serving emerging growth industries and their investors. He served in various capacities with Needham & Company, LLC, since January 2004 including Head of West Coast Investment Banking. Previously he was a Managing Director of J.P. Morgan Securities, Inc., an investment banking firm, and a Managing Director in the Technology Group of Warburg Dillon Read, the global investment banking division of UBS AG. From 1983 to 1999, Mr. Reilly was associated with Warburg Dillon Read or one of its predecessor companies and specialized in corporate finance advisory work for a broad range of technology companies. Mr. Reilly is also a director of Equalis, LLC, a privately held provider of commercial support services for open source math. The Board of Directors believes the characteristics that qualify Mr. Reilly for the Board and serving as Chairman include his financial and investment background, leadership experience and judgment and knowledge of the Company’s business.

Class II Directors

Dr.  Neil W. Jacobs, age 79, has served as a non-employee Director of the Company since July 2000. Dr. Jacobs is a technology industry veteran and Emeritus Professor of Management, at the W. A. Franke College of Business (“FCB”) at Northern Arizona University (“NAU”). In May 2007 he was elected to the FCB Faculty Hall of Fame. Dr. Jacobs’ academic areas of interest included strategic management and the role of information technology in support of strategy and operations. From 1996 to 1999, Dr. Jacobs served as associate dean of the College of Business Administration at NAU. Prior to his academic career, he served as an officer in the United States Air Force and held management positions in manufacturing, materials management, and information technology at IBM and Memorex. The Board of Directors believes the characteristics that qualify Dr. Jacobs for the Board include his leadership experience and judgment, academic expertise and broad industry knowledge and knowledge of the Company’s business.

Benjamin Rosenzweig, age 29, was appointed as a non-employee Director of the Company in May 2013 in accordance with the provisions of a settlement agreement (the “Settlement Agreement”) between the Company and Privet Fund, L.P. and its affiliates (“Privet”). Mr. Rosenzweig is currently a partner at Privet Fund Management LLC. Prior to joining Privet in September 2008, Mr. Rosenzweig served as an investment banking analyst in the corporate finance group of Alvarez and Marsal from June 2007 until May 2008, where he completed multiple distressed mergers and acquisitions, restructurings, capital formation transactions and similar financial advisory engagements across several industries. Mr. Rosenzweig is currently a Director of Startek, Inc. (NYSE:SRT), where he serves as chair of the Audit Committee and on the Compensation Committee and Nominating & Governance Committee, and RELM Wireless Corp. (NYSE MKT: RWC), where he serves on the Compensation Committee. Mr. Rosenzweig graduated magna cum laude from Emory University with a Bachelor of Business Administration degree in Finance and a second major in Economics.

Monica Luechtefeld, age 65, has served as a non-employee Director of the Company since April 2014. Ms. Luechtefeld, a recognized leader in eCommerce & Internet Retailing, founded her own consultancy firm in 2012 to provide advisory services in eCommerce strategy as well as online marketing and emerging digital media. From 1993 to 2012, Ms. Luechtefeld held various executive roles within Office Depot, Inc., a Fortune 200 company. She was Executive Vice President eCommerce and Direct Marketing and most recently served as Executive Vice President of European eCommerce. Her previous leadership positions included Executive Vice President Supply Chain and Information Technology, as well as marketing, sales and business development roles.  Ms. Luechtefeld received her B.S. degree from Mount St. Mary’s College and her M.B.A. from the University of Notre Dame. She also received an honorary doctorate degree from Mount St. Mary’s College. The Board of Directors believes the characteristics that qualify Ms. Luechtefeld for the Board include her business and leadership experience and judgment and her broad eCommerce industry knowledge.

Class III Directors

Michael C. Willoughby, age 50, has served as Chief Executive Officer and a Director since March 2013, as President of PFSweb, Inc. since September 2010 and as Chief Information Officer of the Company since October 2001. Mr. Willoughby has previously served as President of Priority Fulfillment Services, a subsidiary of the Company, from February 2006 to September 2010. From 1999 to 2001, Mr. Willoughby served the Company as Vice President of E-Commerce. Prior to joining the Company, Mr. Willoughby served as President and Chief Executive Officer of Design Technologies, Inc., an e-commerce software development firm from 1994 to 1999. Prior to founding Design Technologies, Inc., Mr. Willoughby served as President and Chief Executive Officer of Integration Services, Inc., an IT consulting services company. The Board of Directors believes the characteristics that qualify Mr. Willoughby for the Board include his long-term experience in the ecommerce industry, expertise in information technology, leadership experience and judgment and extensive knowledge of the Company’s business.

Shinichi Nagakura, age 50, was appointed as a non-employee Director of the Company in May 2013 in accordance with the provisions of a Securities Purchase Agreement (the “Purchase Agreement”) between the Company and transcosmos inc. (“TCI”), a leading Japanese business process outsourcing company. Mr. Nagakura has been an officer of TCI and/or its affiliates for the last 15 years, including serving as a Director of TCI since 2006, and has experience in investments, business development and sales/marketing in the US and Japan. Prior to TCI, Mr. Nagakura served for ten years with Recruit Co. Ltd., a leading Japanese publishing and Internet media and marketing services company. Mr. Nagakura also serves on the Board of Directors of Merlin Information Systems, Ltd., an international provider of high quality, personalized IT and customer support solutions, and Become, Inc., a leader in electronic commerce and online comparison shopping. He graduated from Sophia University, Tokyo, Japan with a B.A. in International Studies in 1986.

Executive Officers and Officers

In addition to the individuals named above, the following are the names, ages and positions of the other executive officers and officers of the Company:

Executive Officers

Thomas J. Madden, age 52, has served as Executive Vice President, Chief Financial and Accounting Officer of the Company since its inception in 1999. Mr. Madden previously served as Chief Financial Officer of Daisytek International Corporation (“Daisytek”), former parent corporation of the Company, from 1997 to 2000, as Vice President — Finance, Treasurer and as Chief Accounting Officer of Daisytek from 1994 to 2000 and as Controller of Daisytek from 1992 to 1994. From 1983 to 1992, Mr. Madden served in various capacities with Arthur Andersen & Co., S.C., including financial consulting and audit manager.

Cynthia D. Almond, age 46, has served as Executive Vice President — Client Services of the Company since March 2011 and as Secretary of the Company since 2007 and is responsible for sales and marketing, implementation and program management activities. From 2001 to 2011, Ms. Almond served as Vice President – Client Services. From 1999 to 2001, Ms. Almond served as Director of Account Management. From 1991 to 1999, Ms. Almond served in various marketing, product management and sales capacities for Daisytek.

David B. Reese, age 51, has served as Executive Vice President of Global Operations since September 2013 and is responsible for the call center, distribution, IT operations as well as solutions design. Mr. Reese served as Senior Vice President of Solutions and International Development for the Company from March 2011 to September 2013, as Vice President of Solutions from November 2004 to February 2011, as Director of Implementation Services from 2000 to 2004, and as Director of European Operations from January 1999 to May 2000. From 1995 to 1998, Mr. Reese served in various capacities for Daisytek. Previously Mr. Reese was Vice President of Operations for a 3PL company, and also served as General Manager for several intermodal and distribution facilities.

Officers

Scott R. Talley, age 49, has served as Vice President — International Distribution for the Company since its inception in 1999. Mr. Talley previously served in various capacities for Daisytek since 1991, most recently as Vice President — Distribution. Mr. Talley received a Bachelor of Business Administration degree from the University of North Texas and a Master’s of Business Administration degree from New York Institute of Technology.

Gibson T. Dawson, age 48, has served as Vice President – Corporate Controller of the Company since May 2007. From inception to 2007, Mr. Dawson served as Corporate Controller for PFSweb. Prior to joining the Company, Mr. Dawson was controller for a recorded-music distribution company and prior to that spent more than 8 years with KPMG LLP in the assurance services practice.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and controlling stockholders to file initial reports of ownership and reports of changes of ownership of the Company’s Common Stock with the Securities and Exchange Commission and the Company. To the Company’s knowledge, all reports required to be so filed in fiscal year 2013 were filed in accordance with the provisions of said Section 16(a).

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

Committees of the Board of Directors

The Board of Directors currently has standing Nominating, Audit, Compensation and Stock Option Committees.

Nominating Committee

The Nominating Committee is responsible for identifying and evaluating individuals qualified to become Board members and recommending to the Board candidates to stand for election or re-election as directors. The Committee will consider candidates at the recommendation of existing Board members, Company management, search firms or other consultants, or stockholders. Stockholders wishing to recommend director candidates to the Board may do so by writing to the Committee in care of the Corporate Secretary at the Company’s executive office, 505 Millennium Drive, Allen, TX 75013. There has been no change to the procedures by which security holders may recommend nominees to the Board of Directors. At a minimum, director candidates should have demonstrated achievement in their particular field of endeavor, significant business or other management experience that would be of value to the Company, integrity and high ethical standards, good communication and leadership skills, and the ability and willingness to commit adequate time and attention to carry out their Board duties effectively. The Committee will evaluate candidates through background and reference checks, interviews and an analysis of each candidate’s qualifications and attributes in light of the current composition of the Board and the Company’s leadership needs at the time. The Nominating Committee does not have a formal policy with regard to the consideration of diversity in identifying director nominees, but the Committee strives to nominate directors with a variety of complementary skills so that, as a group, the Board will possess the appropriate talent, skills, experience and expertise to oversee the Company’s business. During 2013, the Committee retained outside consultants to assist the Committee in identifying and evaluating additional candidates as possible nominees to the Board of Directors. The members of the Nominating Committee are Mr. Reilly, Dr. Jacobs and Mr. Rosenzweig, each of whom has been determined to be independent within the meaning of applicable Securities and Exchange Commission (“SEC”) rules and NASD listing standards. The Nominating Committee has adopted a charter which is available on the Company’s website at www.pfsweb.com (the contents of the website are not incorporated in this Form 10-K/A by reference).

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

Compensation Committee

The Compensation Committee of the Board is responsible for establishing and implementing the Company’s compensation philosophy. The Compensation Committee also serves as the Stock Option Committee under the Company’s stock option plans. The Compensation Committee determines and reviews the value and forms of compensation for the Company’s executive officers and other officers. The Compensation Committee is delegated all authority of the Board as may be required or advisable to fulfill the purposes of the Compensation Committee. The Compensation Committee is comprised of three directors, Mr. Reilly, Mr. Nagakura and Mr. Beatson, each of whom has been determined by the Board of Directors to be independent within the meaning of applicable SEC rules and NASD listing standards.

Special Committee

Prior to May 2013 the Board maintained a Special Committee, consisting of all outside directors, to meet from time to time to discuss comprehensive reviews of the Company’s business, including evaluating strategic direction and alternatives, possible and alternative management changes and organizational realignment, strategic initiatives and operating improvements. The Special Committee was dissolved in May 2013.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid or accrued by the Company to the Company’s Chief Executive Officer and to each of the two most highly compensated executive officers of the Company (the “Named Executive Officers”) for services rendered to the Company during the two fiscal years ended December 31, 2013:

Name and Principle Position	Year	Salary (1)	Stock Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation		Total
Mark C. Layton (7) Former Chief Executive Officer	2013	$202,028	$0	$0	$1,812,799	(4)	$2,014,827
	2012	612,346	0	95,290	79,181	(4)	786,817
Michael C. Willoughby (7) Chief Executive Officer, President and Chief Information Officer	2013	$422,985	$1,339,398	$377,450	$27,688	(5)	$2,167,521
	2012	451,731	0	95,290	28,496		575,517
Thomas J. Madden Executive Vice President – Chief Financial Officer	2013	$343,561	$625,050	$246,700	$44,824	(6)	$1,260,135
	2012	401,538	0	95,290	38,788		535,616
Cynthia D. Almond Executive Vice President – Secretary	2013	$249,804	$463,168	$186,550	$22,431	(5)	$921,953
	2012	276,112	0	95,290	18,755		390,157

(1)	Salary represents base salary earnings
(2)

The stock awards consist of a grant of a Performance Share Award of common stock under the Company’s 2005 Employee Stock and Incentive Plan, as amended and restated (the “Plan”). The Performance Share Awards are subject to four year vesting beginning with 2013 based upon continued employment and the comparative performance (on an annual and cumulative basis) of the Company’s common stock on NASDAQ as compared to the Russell Micro Cap Index. The amounts reported in this column represent the grant date fair value for these awards as calculated in accordance with Accounting Standards Codification Topic 718. The assumptions made in calculating the grant date fair value amounts for these Performance Awards are summarized in Note 5 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013. The amounts in this column do not necessarily correspond to the actual economic value that may be realized by the Named Executive Officers from the Performance Share Awards.

(3)	Represents performance based cash awards earned for fiscal years 2012 and 2013 under the Plan.
(4)

Represents amounts paid in respect of life insurance premiums, automobile allowance and expenses for personal use of automobile ($22,604 and $35,186 in 2013 and 2012, respectively), club dues and memberships, Company paid healthcare premiums and income tax preparation fees. In addition, pursuant to the Company’s severance agreement with Mr. Layton, as amended, the 2013 amount includes an aggregate earned severance amount of $1,764,437, which is payable monthly through April 30, 2015.

(5)	Represents amounts paid in respect of life insurance premiums, automobile allowance and expenses for the personal use of automobile and Company paid healthcare premiums.
(6)	Represents amounts paid in respect of life insurance premiums, automobile allowances and expenses for the personal use of automobile, club dues and memberships and Company paid healthcare premiums.
(7)	Effective March 2013, Mr. Layton no longer serves as Chief Executive Officer of the Company and Mr. Willoughby serves as Chief Executive Officer.

2013 Executive Officer Compensation Components

For the year ended December 31, 2013, the principal components of compensation for Named Executive Officers were:

—	base salary;
—	performance-based incentive compensation, including both short-term cash incentive compensation and long-term equity incentive compensation;
—	retirement and other benefits; and
—	perquisites and other personal benefits.

Base Salary

We provide our Named Executive Officers and other employees with a base salary to compensate them for services rendered during the year. Base salary ranges for Named Executive Officers are determined for each executive officer based on various factors considered by the Compensation Committee, including his or her position and level of responsibility and his or her actual performance during the preceding year. Base salaries for each year are typically evaluated annually in the first quarter of such year. Merit-based increases to base salaries for executive officers are based on the Compensation Committee’s assessment of various factors, including the individual’s performance during the preceding year and base salary history. In 2013, the base salaries for our Named Executive Officers were adjusted to be more heavily weighted toward incentive programs focused on Company financial performance and share price performance compared to a benchmark index.

Performance-Based Incentive Compensation

Our 2005 Employee Stock and Incentive Plan, as amended and restated (the “Plan”) provides the Compensation Committee with the flexibility to design cash and stock-based incentive compensation programs to promote performance and the achievement of our goals and objectives by executive officers and other key employees by allowing them to participate in our long-term growth and profitability. The Compensation Committee believes that providing performance-based incentive compensation is necessary to attract and retain superior executive talent and to align the financial interests of executive officers with those of our stockholders. A portion of each executive officer’s potential aggregate compensation is in the form of incentive compensation. There are two types of performance-based incentive compensation used by the Compensation Committee. The first type is short-term incentive compensation in the form of a performance based cash award. The second type is long-term incentive compensation in the form of grants of performance shares, stock options, restricted stock or restricted stock units.

In May 2013, pursuant to the Plan, the Company issued Performance-Based Cash Awards and Performance Share Awards (as such terms are defined in the Plan) to the Company’s named executive officers and other senior management. Under the terms of such Awards, the determination of the dollar amount of the Performance-Based Cash Awards and the number of Performance Shares which each such individual received was subject to, and calculated by reference to, the achievement by the Company of a performance goal measured by a range of targeted adjusted EBITDA performance for 2013.  EBITDA represents earnings (or losses) before interest, income taxes, depreciation, and amortization.  Adjusted EBITDA further eliminates the effect of stock-based compensation and restructuring and other charges.

The dollar amount of the Performance-Based Cash Awards and number of Performance Shares was determined in March 2014 upon completion of the Company’s 2013 annual financial statements. Based upon the achievement of certain targeted adjusted EBITDA goals, the Company paid the following Performance-Based Cash Awards to the Named Executive Officers and the Named Executive Officers are entitled to the following number of Performance Shares (subject to the vesting conditions for the unvested shares):

Named Executive Officer	Performance-Based Cash Award	Performance Shares
		Vested	Unvested
Michael C. Willoughby	$377,450	52,178	156,532
Thomas J. Madden	$246,700	24,349	73,049
Cynthia D. Almond	$186,550	18,043	54,129

The number of Performance Shares shown in the table above are subject to four year vesting beginning with 2013 based upon continued employment and the comparative performance (on an annual and cumulative basis) of the Company’s common stock on NASDAQ compared to the Russell Micro Cap Index.

For 2013, the Compensation Committee retained an independent compensation consultant to assist the Committee in reviewing and establishing executive and senior management compensation.

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

Our 401(k) plan allows for discretionary employer matching funds of the employee contribution. During 2013, the employer match portion was 12%. We do not provide any other tax-qualified deferred compensation plans or programs for our executive officers.

Executive officers also receive benefit of life insurance policies, which provide coverage in varying amounts up to $0.75 million.

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

Tax and Accounting Implications

Deductibility of Executive Compensation

As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Code, which provides that we may not deduct compensation of more than $1 million that is paid to certain individuals, subject to certain exemptions. Although the issuance of the Performance-Based Cash Awards and Performance Shares in 2013 did not meet the Section 162(m) exemptions since the performance targets were not established within the required time period, the Committee determined that the issuance of such performance based compensation was appropriate in order to ensure competitive levels of total compensation for the Company’s executive officers.

OUTSTANDING EQUITY AWARDS AT 2013 FISCAL YEAR END

The following table sets forth the number of unexercised options and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2013.

		Option Awards(1)				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Options (1) (# Unexercisable)	Option Exercise Price ($)	Option Expiration Date	Equity incentive plan awards: Number of unearned shares that have not vested (#)(2)	Equity incentive plan awards: Market or payout value of unearned shares that have not vested ($)(3)
Mark C. Layton (4)	4/5/2005	7,660	—	$12.08	4/4/2015	—
Michael C. Willoughby	3/29/2004	9,149	—	$7.57	3/28/2014	156,532	$1,419,754
	4/5/2005	7,660	—	$12.08	4/4/2015
	5/16/2007	8,511	—	$4.42	5/15/2017
	5/20/2008	8,723	—	$4.14	5/19/2018
	5/27/2009	28,250	—	$1.46	5/26/2019
	4/19/2010	55,000	—	$4.00	4/18/2020
	3/30/2011	45,833	4,167	$5.00	3/29/2021
Thomas J. Madden	3/29/2004	9,149	—	$7.57	3/28/2014	73,049	$662,545
	4/5/2005	7,660	—	$12.08	4/4/2015
	5/16/2007	4,255	—	$4.42	5/15/2017
	5/20/2008	8,723	—	$4.14	5/19/2018
	5/27/2009	28,250	—	$1.46	5/26/2019
	4/19/2010	45,000	—	$4.00	4/18/2020
	3/30/2011	59,583	5,417	$5.00	3/29/2021
Cynthia D. Almond	3/29/2004	9,149	—	$7.57	3/28/2014	54,129	$490,950
	4/5/2005	7,660	—	$12.08	4/4/2015
	5/16/2007	4,255	—	$4.42	5/15/2017
	5/20/2008	5,745	—	$4.14	5/19/2018
	5/27/2009	19,000	—	$1.46	5/26/2019
	4/19/2010	37,000	—	$4.00	4/18/2020
	3/30/2011	36,667	3,333	$5.00	3/29/2021

(1)	The unexercisable Options Awards listed above are generally subject to a quarterly vesting schedule over a three-year period commencing on the date of grant.
(2)

Awards consist of Performance Share Awards subject to four year vesting beginning with 2013 based upon continued employment and the comparative performance (on an annual and cumulative basis) of the Company’s common stock on NASDAQ compared to the Russell Micro Cap Index.

(3)	Market value is computed by multiplying the number of Performance Share Awards by $9.07, which was the closing price per share of the Company’s common stock on December 31, 2013, on the NASDAQ.
(4)	Effective March 2013, Mr. Layton no longer serves as Chief Executive Officer of the Company and Mr. Willoughby serves as Chief Executive Officer.

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

In addition, upon a change in control, all unvested Performance Shares issued to the Named Executive Officers immediately vest and each recipient is entitled to receive an additional payment to compensate the officer for any additional excise tax liability arising by reason of the receipt of such shares.

The Company and the Named Executive Officers (other than Ms. Almond) have also entered into Executive Severance Agreements. Under these agreements, and in consideration for, among other things, the agreement by the executive to be bound by a restrictive covenant, in the event of the termination of the employment of the executive other than for cause (including termination following a reduction in the executive’s base salary unless such reduction is part of, and proportionate with, a general reduction in officer compensation), the executive is entitled to a severance payment, based on the executive’s years of service, up to a maximum of twice the executive’s salary and the bonus, if any, that the executive would have received for such fiscal year (based upon the executive’s targeted bonus amount and the Company’s actual results for such fiscal year), payable in monthly installments over a period not to exceed two years (based on the executive’s years of service). In addition, in the event of termination without cause, the executive is entitled during the severance period to a continuation of benefits and to the accelerated vesting of all options then held by the executive, and the executive is considered a continuing employee of the Company for all purposes for which the executive’s status as an employee of the Company would entitle the executive to some benefit, including the vesting of Performance Shares. The severance payment and benefits are reduced by any compensation or benefits received by the executive from any subsequent employer.

Effective as of December 31, 2008, the Company and the aforesaid Named Executive Officers entered into an amendment to the existing Executive Severance Agreements and Change in Control Severance Agreements between the Company and such persons. The primary purpose of such amendment was to modify such agreements so that they conform to Section 409A of the Internal Revenue Code. In addition, the amendment to the Executive Severance Agreement modified the calculation of the severance amount thereunder so that it is based on the highest annual rate of base salary during the 12-month period immediately prior to the qualifying termination.

The Company and Ms. Almond have entered into a Severance, Nondisclosure, Nonsolicitation and Noncompete Agreement pursuant to which, and in consideration for, among other things, the agreement by Ms. Almond to be bound by a restrictive covenant, in the event of the termination of her employment other than for cause, Ms. Almond is entitled to a severance payment equal to nine months of base salary, payable in monthly installments, and a continuation of benefits during such period.

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

2013 DIRECTOR COMPENSATION

The following table sets forth the compensation earned by non-employee Directors for their service on the Board of Directors and its committees, as applicable, during the year ended December 31, 2013:

	Fees Earned or Paid in Cash	Option Awards (1)		Total
James F. Reilly	$102,250	$29,220	(2)	$131,470
David I. Beatson	60,500	29,220	(3)	89,720
Dr. Neil W. Jacobs	57,250	29,220	(4)	86,470
Benjamin Rosenzweig	16,000	29,220	(5)	45,220
Timothy M. Murray	35,250	—	(6)	35,250

(1)	Represents aggregate grant date fair value computed in accordance with ASC Topic 718.
(2)	Mr. Reilly had 59,149 options outstanding as of December 31, 2013.
(3)	Mr. Beatson had 59,149 options outstanding as of December 31, 2013.
(4)	Dr. Jacobs had 54,894 options outstanding as of December 31, 2013.
(5)	Mr. Rosenzweig had 10,000 options outstanding as of December 31, 2013.
(6)	Mr. Murray resigned from the Board in May 2013. Mr. Murray had no options outstanding as of December 31, 2013.

During 2013 non-employee directors received an annual retainer fee of $22,000, payable quarterly, a director meeting fee of $2,500 for each board meeting attended, a committee meeting fee of $1,500 for each quarterly Audit Committee meeting attended and a committee meeting fee of $750 or $1,250 (depending upon the meeting length) for each special committee meeting. Mr. Reilly, as lead director, received an additional $5,000 for each quarterly board meeting attended and $25,000 for additional services performed for the special committee.

In June 1999 the Company adopted a Non-Employee Director Stock Option and Retainer Plan (the “Non-Employee Director Plan”). As amended in June 2011, the Non-Employee Director Plan provides for the issuance to each non-employee director of an option to purchase 10,000 shares of common stock as of the date of each annual meeting of stockholders. Pursuant to the Non-Employee Director Plan, during 2013, each non-employee director received an option to purchase 10,000 shares of common stock at an exercise price of $4.20 per share. The Non-Employee Director Plan permits the payment of non-employee director retainer fees in shares of Common Stock in lieu of cash.

All options issued to non-employee directors under the Non-Employee Director Plan are non-qualified options for federal income tax purposes and have an exercise price equal to the fair market value of a share of common stock as of the date of the annual meeting upon which such option is granted. All options have a ten-year term and are subject to a one-year vesting schedule.

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

Mr. Nagakura is eligible to participate in the Company’s compensation programs for non-employee Directors. As the representative of TCI, however, under TCI’s current policy, Mr. Nagakura is not permitted to receive remuneration for serving as a director of the Company. Accordingly, Mr. Nagakura received no compensation as a Director during 2013.

Compensation Committee Interlocks and Insider Participation

During 2013, Mr. Reilly, Mr. Nagakura and Mr. Beatson served on the Compensation Committee. None of the members of the Compensation Committee has had a relationship with the Company or any subsidiary other than as a director or stockholder. No executive officer of the Company served or serves on the Compensation Committee or board of any company that employed or employs any member of Company’s Compensation Committee or Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 10, 2014, certain information regarding the beneficial ownership of the Company’s Common Stock by (i) each person who is known to the Company to beneficially own more than 5% of the Common Stock, (ii) each of the Directors and named executive officers of the Company individually and (iii) the Directors and executive officers of the Company as a group. The information contained in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, as such, also includes shares acquirable within 60 days. Unless otherwise indicated, the stockholders identified in this table have sole voting and investment power with respect to the shares owned of record by them.

Name and Address of Beneficial Owner	Number of Shares	Percent (1)
transcosmos, inc. 21-25-18 Shibuya, Shibuya-ku (2) Tokyo 150-8530 Japan	3,678,779	22.0%
Austin W. Marxe and David M. Greenhouse (3) 527 Madison Avenue, Suite 2600 New York, NY10022	2,348,955	14.0%
Privet Fund LP (4) 3280 Peachtree Rd NE Atlanta, GA 30305	1,343,428	8.0%
Thomas J. Madden (5)	225,421	1.3%
Michael C. Willoughby (5)	206,085	1.2%
Cindy Almond (5)	138,993	*
James F. Reilly (5)	95,217	*
David B. Reese (5)	93,680	*
David I. Beatson (5)	63,833	*
Dr. Neil W. Jacobs (5)	59,215	*
Benjamin Rosenzweig (5)	5,556	*
Monica Luechtefeld (5)	2,781	*
Shinichi Nagakura (5)	—	*
All directors and executive officers as a group (11 persons) (6)	890,781	5.1%

*	Represents less than 1%
(1)	This table is based on 16,731,122 shares of Common Stock outstanding on April 11, 2014.
(2)	Based on a March 25, 2014 Form SC 13 D filing by transcosmos, inc.
(3)

Based on a February 13, 2014 Form SC 13 G/A joint filing by Austin W. Marxe (“Marxe”) and David M. Greenhouse (“Greenhouse”). Marxe and Greenhouse share sole voting and investment power over 495,869 common shares owned by Special Situations Cayman Fund, L.P., 1,505,618 common shares owned by Special Situations Fund III QP, L.P., and 347,468 common shares owned by Special Situations Private Equity Fund, L.P.

(4)	Based on a May 20, 2013 Form SC 13 D/A filing by Privet Fund LP.
(5)

Includes the following shares issuable under outstanding vested options and deferred stock units: Thomas J. Madden – 158,888; Michael C. Willoughby – 151,144; Cynthia D. Almond – 113,660; James F. Reilly – 54,705; David B. Reese – 86,829; David I. Beatson – 54,705; Dr. Neil W. Jacobs – 44,894; Benjamin Rosenzweig – 5,556 and Monica Luechtefeld – 2,781.

(6)	Includes 680,822 shares of Common Stock issuable under outstanding vested options and deferred stock units.

The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2013. For additional information about our equity compensation plans, see note 5 to our financial statements in Item 8 of our 2013 annual report on Form 10-K:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by share holders	1,818,592	$4.90	1,174,674

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

Item 14. Principal Accountant Fees and Services

Fees billed to the Company by Grant Thornton LLP for the years 2012 and 2013

The following table sets forth (i) the aggregate fees billed by Grant Thornton LLP relating to the audit of the 2012 and 2013 consolidated financial statements and (ii) the fees for other professional services billed by Grant Thornton LLP in connection with services rendered during the previous two fiscal years.

Fee Type	2012	2013
Audit fees (a)	$407,300	$363,700
Audit-related fees (b)	71,550	71,500
(a)

Includes fees for professional services rendered in connection with the audit of the annual financial statements, reviews of the quarterly financial statements, and fees paid for the audit of the Company’s subsidiary, Supplies Distributors, to satisfy requirements of its senior debt agreements and internal control review.

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

Policy on Audit Committee Pre Approval of Audit and Permissible Non Audit Services of Independent Registered Public Accountants

The Audit Committee pre-approves all audit and permissible non-audit services provided by the Company’s independent auditors. These services may include audit services, audit related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case by case basis. During 2012 and 2013, all audit, non-audit and tax services provided by Grant Thornton LLP were pre-approved by the Audit Committee in accordance with this policy.

Item 15. Exhibits

Exhibits. See “Exhibits Index to Form 10-K/A” immediately following the signature page of this Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2014	By:	/s/ Thomas J. Madden
Thomas J. Madden
Executive Vice President and Chief Financial and Accounting Officer

EXHIBIT INDEX

To FORM 10-K/A

Exhibit Number	Description of Exhibits
31*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted to Section 302 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith.