Form 10-Q
period 2014-03-31
PFSWEB INC
filed 2014-05-15
CIK 1095315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

At May 12, 2014 there were 16,731,122 shares of registrant’s common stock outstanding.

PFSweb, Inc. and Subsidiaries

Form 10-Q

March 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PFSweb, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	(Unaudited) March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,753	$22,418
Restricted cash	169	130
Accounts receivable, net of allowance for doubtful accounts of $410 and $382 at March 31, 2014 and December 31, 2013, respectively	46,098	55,292
Inventories, net of reserves of $947 and $962 at March 31, 2014 and December 31, 2013, respectively	11,372	14,169
Other receivables	5,481	5,241
Prepaid expenses and other current assets	4,585	4,713
Total current assets	91,458	101,963
PROPERTY AND EQUIPMENT, net	26,379	27,190
OTHER ASSETS	3,021	2,883
Total assets	$120,858	$132,036
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$8,579	$8,231
Trade accounts payable	27,472	34,096
Deferred revenue	8,813	8,181
Accrued expenses	21,525	25,045
Total current liabilities	66,389	75,553
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	2,440	2,876
DEFERRED REVENUE	6,948	7,491
DEFERRED RENT	5,041	5,191
Total liabilities	80,818	91,111
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized;
16,653,008 and 16,540,904 shares issued at March 31, 2014 and December 31, 2013, respectively; and 16,619,541 and 16,507,437 outstanding at March 31, 2014 and December 31, 2013, respectively	17	17
Additional paid-in capital	125,505	124,522
Accumulated deficit	(87,110)	(85,300)
Accumulated other comprehensive income	1,753	1,811
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	40,040	40,925
Total liabilities and shareholders’ equity	$120,858	$132,036

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2014	2013
REVENUES:
Product revenue, net	$21,722	$25,267
Service fee revenue	27,598	28,217
Pass-through revenue	7,909	9,657
Total revenues	57,229	63,141
COSTS OF REVENUES:
Cost of product revenue	20,516	23,515
Cost of service fee revenue	19,220	19,258
Cost of pass-through revenue	7,909	9,657
Total costs of revenues	47,645	52,430
Gross profit	9,584	10,711
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, including stock based compensation expense of $794 and $303 in the three months ended March 31, 2014 and 2013, respectively.	11,022	12,801
Loss from operations	(1,438)	(2,090)
INTEREST EXPENSE, net	143	218
Loss from operations before income taxes	(1,581)	(2,308)
INCOME TAX EXPENSE	229	267
NET LOSS	$(1,810)	$(2,575)

NET LOSS PER SHARE:
Basic	$(0.11)	$(0.20)
Diluted	$(0.11)	$(0.20)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	16,522	12,786
Diluted	16,522	12,786
COMPREHENSIVE LOSS:
Net loss	$(1,810)	$(2,575)
Foreign currency translation adjustment	(58)	(259)
TOTAL COMPREHENSIVE LOSS	$(1,868)	$(2,834)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

PFSweb, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,810)	$(2,575)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,890	2,408
Provision for doubtful accounts	53	6
Provision for excess and obsolete inventory	13	(21)
Deferred income taxes	120	(2)
Stock-based compensation expense	794	303
Changes in operating assets and liabilities:
Restricted cash	(7)	74
Accounts receivable	9,083	4,927
Inventories	2,772	3,832
Prepaid expenses, other receivables and other assets	(382)	77
Deferred rent	(47)	(149)
Accounts payable, deferred revenue, accrued expenses and other liabilities	(10,485)	(10,543)
Net cash provided by (used in) operating activities	2,994	(1,663)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,588)	(1,604)
Net cash used in investing activities	(1,588)	(1,604)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	628	19
Increase in restricted cash	(32)	(153)
Payments on capital lease obligations	(635)	(627)
Proceeds from long-term debt, net	28	2,486
Net cash provided by (used in) financing activities	(11)	1,725
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(60)	(133)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,335	(1,675)
CASH AND CASH EQUIVALENTS, beginning of period	22,418	19,626
CASH AND CASH EQUIVALENTS, end of period	$23,753	$17,951
SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and capital leases	$520	$407

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

PFSweb Overview

PFSweb is a global business process outsourcing provider of end-to-end eCommerce solutions to major brand name companies seeking to optimize their supply chain and to enhance their traditional and online business channels and initiatives in the United States, Canada, and Europe. PFSweb offers a broad range of service offerings that include website design, creation and integration, digital marketing, eCommerce technologies, order management, customer care, logistics and fulfillment, financial management and professional consulting.

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

Basis of Presentation

The interim consolidated financial statements as of March 31, 2014, and for the three months ended March 31, 2014 and 2013, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim consolidated financial statements of the Company include all adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2014, its results of operations for each of the three months ended March 31, 2014 and 2013 and its cash flows for each of the three months ended March 31, 2014 and 2013. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.

Certain prior period data on the income statement has been reclassified to conform to the current year presentation of product and service fee revenues, each of which was previously classified as a different component of revenue on the income statement. These reclassifications had no effect on previously reported net loss, total shareholders’ equity or net cash provided by operating activities.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. The Company bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as the operating environment changes. These changes have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 in the section entitled “Risk Factors.” Based on a critical assessment of accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes the Company’s consolidated financial statements are fairly stated in accordance with U.S. GAAP, and provide a fair presentation of the Company’s financial position and results of operations.

Investment in Affiliates

Priority Fulfillment Services, Inc. (“PFS”), a wholly-owned subsidiary of PFSweb, Inc., has made advances to Supplies Distributors that are evidenced by a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Subordinated Note cannot be increased to more than $5.0 million or decreased to less than $2.5 million without prior approval of certain of the Company’s lenders. As of both March 31, 2014 and December 31, 2013, the outstanding balance of the Subordinated Note was $3.5 million. The Subordinated Note is eliminated in the Company’s consolidated financial statements.

PFS has also made advances to Retail Connect, which totaled $11.1 million at both March 31, 2014 and December 31, 2013. Certain terms of the Company’s debt facilities provide that the total advances to Retail Connect may not be less than $2.0 million without prior approval of Retail Connect’s lender, if needed. PFS has received the approval of its lender to advance incremental amounts to certain of its subsidiaries and/or affiliates, including Retail Connect, if needed, subject to certain financial covenants, as defined. PFSweb, Inc. has also advanced to Retail Connect an additional $8.5 million as of March 31, 2014 and December 31, 2013. As of March 31, 2014, PFSweb, Inc. has approximately $12.9 million available to be advanced to Retail Connect and/or other affiliates. All of these advances are eliminated upon consolidation.

Concentration of Business and Credit Risk

No service fee client or product revenue customer represented more than 10% of the Company’s consolidated total net revenues during the three months ended March 31, 2014 or the Company’s consolidated accounts receivable as of March 31, 2014.

A summary of the nonaffiliated customer and client concentrations is as follows:

	Three Months Ended March 31,
	2014	2013
Product Revenue (as a percentage of total Product Revenue):
Customer 1	12%	16%
Customer 2	12%	13%
Service Fee Revenue (as a percentage of total Service Fee Revenue):
Client 1	—%	17%
Accounts Receivable (as a percentage of consolidated Accounts Receivable):
Client 1	—%	10%

The Company currently anticipates that its product revenue from the customers identified above will decline during the next twelve months and the contractual relationship with Client 1 ended during 2013.

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

As a result of certain operational restructuring of its business, Ricoh has implemented, and will continue to implement, certain changes in the sale and distribution of Ricoh products. The changes have resulted, and are expected to continue to result, in reduced revenues and profitability for Supplies Distributors.

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

Operating Leases

The Company leases certain real estate for its warehouse, call center and corporate offices, as well as certain equipment, under non-cancelable operating leases that expire at various dates through 2024. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other similar leases. The Company recognizes escalating lease payments on a straight-line basis over the term of each respective lease with the difference between cash payments and rent expense recognized being recorded as deferred rent in the accompanying consolidated balance sheets.

Property and Equipment

The Company’s property held under capital leases totaled approximately $3.8 million and $4.0 million, net of accumulated amortization of approximately $4.7 million and $4.4 million, at March 31, 2014 and December 31, 2013, respectively. Depreciation and amortization expense related to capital leases during the three months ended March 31, 2014 and 2013 was $0.3 million and $0.4 million, respectively.

Income Taxes

The Company records a tax provision primarily associated with state income taxes, its European and Philippines operations and its Supplies Distributors Canadian operations. The Company has recorded a valuation allowance for the majority of its net deferred tax assets, which are primarily related to its net operating loss carryforwards and certain foreign deferred tax assets.

Cash Paid for Interest and Taxes

The Company made payments for interest of approximately $0.2 million in each of the three month periods ended March 31, 2014 and 2013. Income taxes of approximately $19,000 and $9,000 were paid by the Company during the three month periods ended March 31, 2014 and 2013, respectively.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

3. NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share are computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Stock options not included in the calculation of diluted net loss per common share for the three months ended March 31, 2014, and 2013 were 1.8 million and 2.0 million, respectively, as the effect would be anti-dilutive.

4. STOCK AND STOCK OPTIONS

In May 2013, the Company completed a private placement pursuant to which the Company sold an aggregate of 3.2 million shares of common stock, par value $0.001 per share, at $4.57 per share, resulting in net proceeds, after deducting offering expenses, of approximately $14.1 million.

In May 2013, pursuant to the Company’s Employee Stock and Incentive Plan, as amended and restated (the “Plan”), the Company issued Performance-Based Share Awards (as defined in the Plan) to certain of the Company’s executives. Under the terms of such awards, the determination of the number of performance shares that each such individual received was subject to, and calculated by reference to, the achievement by the Company of a goal measured by a range of targeted financial performance, as defined, for 2013. Based on the 2013 results, the aggregate number of performance shares issued was 0.6 million. The performance shares are subject to four year vesting based upon continued employment and the comparative performance (on an annual and cumulative basis) of the Company’s common stock on NASDAQ compared to the Russell Micro Cap Index.

On March 31, 2014, the Company issued additional Performance Shares Awards to certain of the Company’s executives.  Under the terms of the 2014 awards, the number of performance shares that each such individual may receive is subject to, and calculated by reference to, the achievement by the Company of a performance goal measured by a range of targeted financial performance, as defined, for 2014.  The aggregate maximum number of performance shares that may be issued under the 2014 award program is 0.3 million, which are subject to four year vesting based upon continued employment, and for certain of the performance shares the comparative performance (on an annual and cumulative basis) of the Company’s common stock on NASDAQ compared to the Russell Micro Cap Index.

During the three months ended March 31, 2014 the Company issued an aggregate of 95,000 options to purchase shares of common stock to directors and employees of the Company, which vest over a three-year period.

Total stock-based compensation expense was $0.8 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively, and was included as a component of selling, general and administrative expenses in the consolidated statements of operations.

5. VENDOR FINANCING

Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of Ricoh products in the United States, providing financing for eligible Ricoh inventory and certain receivables up to $15.0 million. The agreement has no stated maturity date and provides either party the ability to exit the facility following a 90-day notice. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility, which were $8.9 million and $9.8 million as of March 31, 2014 and December 31, 2013, respectively, as accounts payable in the consolidated balance sheets. As of March 31, 2014, Supplies Distributors had $1.3 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. The credit facility also contains financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and is secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $2.5 million and the Company is required to maintain a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (3.75% as of March 31, 2014). The facility also includes a monthly service fee.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

6. DEBT AND CAPITAL LEASE OBLIGATIONS;

Outstanding debt and capital lease obligations consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Loan and security agreements
Supplies Distributors	$4,387	$3,776
PFS	1,197	1,473
Master lease agreements	4,714	4,973
Other	721	885
Total	11,019	11,107
Less current portion of long-term debt	8,579	8,231
Long-term debt, less current portion	$2,440	$2,876

Loan and Security Agreement – Supplies Distributors

Supplies Distributors has a loan and security agreement with Wells Fargo Bank, National Association (“Wells Fargo”) to provide financing for up to $12 million of eligible accounts receivable in the United States and Canada. As of March 31, 2014, Supplies Distributors had $1.8 million of available credit under this agreement. The Wells Fargo facility expires on the earlier of March 2016 or the date on which the parties to the Ricoh distributor agreement no longer operate under the terms of such agreement and/or Ricoh no longer supplies products pursuant to such agreement. Borrowings under the Wells Fargo facility accrue interest at prime rate plus 0.25% to 0.75% (3.75% as of March 31, 2014) or Eurodollar rate plus 2.5% to 3.0%, dependent on excess availability and subject to a minimum of 3.0%, as defined. The interest rate as of March 31, 2014 was 3.75% for $3.4 million of outstanding borrowings and 3.0% for $1.0 million of outstanding borrowings. As of December 31, 2013, the interest rate was 3.75% for the outstanding borrowings. This agreement includes a monthly service fee and contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. This agreement also contains financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $2.5 million, may not maintain restricted cash of more than $5.0 million and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks and Wells Fargo pursuant to which a security interest was granted to Wells Fargo for all U.S. and Canadian customer remittances received in specified bank accounts.

Loan and Security Agreement – PFS

PFS has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”). The Comerica Agreement provides for up to $20.0 million ($17.0 million during certain non-peak months) of eligible accounts receivable financing (“Working Capital Advances”) through March 2016. The Comerica Agreement also provides for up to $2.0 million of eligible equipment advances (“Equipment Advances”) through March 2015, with a final maturity date of September 15, 2017. As of March 31, 2014, PFS had $16.1 million of available credit under the Working Capital Advance portion of this facility and $2.0 million available for Equipment Advances. Effective March 31, 2014, borrowings under the Working Capital Advance portion of the Comerica Agreement accrue interest at prime rate plus 1% (4.25% at March 31, 2014) while the Equipment Advances accrue interest at prime rate plus 1.5% (4.75% at March 31, 2014). The Comerica Agreement includes a monthly service fee and contains cross default provisions and various restrictions upon PFS’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the Subordinated Note receivable from Supplies Distributors to a maximum of $5.0 million. Comerica has provided approval for PFS to advance incremental amounts subject to certain financial covenants, as defined, to certain of its subsidiaries and/or affiliates, if needed. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb, Inc.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Factoring Agreement

Supplies Distributors’ European subsidiary has a factoring agreement with BNP Paribas Fortis Factor that provides factoring for up to 7.5 million euros (approximately $10.3 million as of March 31, 2014) of eligible accounts receivable through March 2015. This factoring agreement is accounted for as a secured borrowing. As of March 31, 2014, Supplies Distributors’ European subsidiary had approximately 0.7 million euros (approximately $1.0 million) of available credit under this agreement. Borrowings accrue interest at Euribor plus 0.7% (0.9% at March 31, 2014).

Credit Facility – Retail Connect

Retail Connect has an asset-based line of credit facility of up to $2.0 million from Wells Fargo, through May 2014, which is collateralized by substantially all of Retail Connect’s assets. Borrowings under the facility are limited to a percentage of eligible accounts receivable and inventory, up to a specified amount. Outstanding borrowings under the facility bear interest at prime rate plus 1% or Eurodollar rate plus 3.5%. There were no outstanding borrowings and no available credit under this facility as of March 31, 2014. In connection with the line of credit, Retail Connect entered into a cash management arrangement whereby Retail Connect’s operating accounts are considered restricted and swept and used to repay outstanding amounts under the line of credit, if any. The credit facility restricts Retail Connect’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make investments and loans, pledge assets, make changes to capital stock ownership structure, and requires a minimum tangible net worth for Retail Connect of $0 million, as defined. PFSweb has guaranteed all current and future obligations of Retail Connect under this line of credit. Based on current borrowing needs, the Company does not anticipate renewing this credit facility when it expires.

Debt Covenants

To the extent the Company or any of its subsidiaries fail to comply with its covenants applicable to its debt or vendor financing obligations, including the monthly financial covenant requirements, such as profitability and cash flow, and required level of shareholders’ equity or net worth (as defined), the Company would be required to obtain a waiver from the lender or the lender would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral and enforcement of payment under the Company parent guarantee. Any acceleration of the repayment of the credit facilities may have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. As of March 31, 2014, the Company was in compliance with all debt covenants.

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

	Three Months Ended March 31,
	2014	2013
Revenues (in thousands):
PFSweb	$35,752	$38,453
Business and Retail Connect	25,782	27,405
Eliminations	(4,305)	(2,717)
	$57,229	$63,141
Income (loss) from operations (in thousands):
PFSweb	$(1,853)	$(2,547)
Business and Retail Connect	415	457
	$(1,438)	$(2,090)
Depreciation and amortization (in thousands):
PFSweb	$2,847	$2,369
Business and Retail Connect	43	39
	$2,890	$2,408
Capital expenditures (in thousands):
PFSweb	$1,581	$1,588
Business and Retail Connect	7	16
	$1,588	$1,604

	March 31, 2014	December 31, 2013
Assets (in thousands):
PFSweb	$90,849	$98,745
Business and Retail Connect	42,212	47,116
Eliminations	(12,203)	(13,825)
	$120,858	$132,036

8. COMMITMENTS AND CONTINGENCIES

The Company received municipal tax abatements in certain locations. In prior years, the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to the Company’s tax abatement. The Company disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against the Company and the timing of the related payments has not been finalized. As of March 31, 2014, the Company believes it has adequately accrued for the expected assessment.

In April 2010, a sales employee of eCOST (the former name of Retail Connect) was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. In August 2012, the employee pleaded guilty to a misdemeanor. Neither the Company nor eCOST have been charged with any criminal activity, and the Company is seeking the recovery of the funds that are currently classified as other receivables on the March 31, 2014 financial statements. Based on the information available to date, the Company is unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or the inability of the Company to recover such funds or any significant portion thereof, or any costs and expenses incurred by the Company in connection with this matter will not have a material adverse effect upon the Company’s financial condition or results of operations.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

The Company is subject to claims in the ordinary course of business, including claims of alleged infringement by the Company or its subsidiaries of the patents, trademarks and other intellectual property rights of third parties. In addition, PFS is generally required to indemnify its service fee clients against any third party claims asserted against such clients alleging infringement by PFS of the patents, trademarks and other intellectual property rights of third parties.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.

Forward-Looking Information

We have made forward-looking statements in this Report on Form 10-Q. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “seek,” “strive,” “believe,” “expect,” “anticipate,” “predict,” “potential,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “target” and “estimate” or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to those set forth above or elsewhere in this Report on Form 10-Q and our Form 10-K for the year ended December 31, 2013, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:

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

Overview

We are a global business process outsourcing provider of end-to-end eCommerce solutions. We provide these solutions to major brand name companies seeking to optimize their supply chain and to enhance their traditional and online business channels and initiatives. We derive our revenues from providing a broad range of services as we process individual business transactions on our clients’ behalf using three different seller services financial models: 1) the Service Fee model, 2) the Agent (or Flash) model and 3) the Retail model.

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

Results of Operations For the Interim Periods Ended March 31, 2014 and 2013

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenue (in millions):

	Three Months Ended March 31,
				% of Net Revenues
	2014	2013	Change	2014	2013
Revenues
Product revenue, net	$21.7	$25.3	$(3.6)	38.0%	40.0%
Service fee revenue	27.6	28.2	(0.6)	48.2%	44.7%
Pass-through revenue	7.9	9.6	(1.7)	13.8%	15.3%
Total net revenues	57.2	63.1	(5.9)	100.0%	100.0%
Cost of Revenues
Cost of product revenue (1)	20.5	23.5	(3.0)	94.4%	93.1%
Cost of service fee revenue (2)	19.2	19.3	(0.1)	69.6%	68.2%
Pass-through cost of revenue (3)	7.9	9.6	(1.7)	100.0%	100.0%
Total cost of revenues	47.6	52.4	(4.8)	83.3%	83.0%
Product revenue gross profit	1.2	1.8	(0.6)	5.6%	6.9%
Service fee gross profit	8.4	8.9	(0.5)	30.4%	31.8%
Pass-through gross profit	—	—	—	—%	—%
Total gross profit	9.6	10.7	(1.1)	16.7%	17.0%
Selling General and Administrative expense	11.0	12.8	(1.8)	19.2%	20.3%
Loss from operations	(1.4)	(2.1)	0.7	(2.5)%	(3.3)%
Interest expense, net	0.2	0.2	—	0.3%	0.3%
Loss before income taxes	(1.6)	(2.3)	0.7	(2.8)%	(3.6)%
Income tax expense, net	0.2	0.3	(0.1)	0.4%	0.4%
Net loss	$(1.8)	$(2.6)	$0.8	(3.2)%	(4.0)%
(1)	% of net revenues represents the percent of Product revenue, net.
(2)	% of net revenues represents the percent of Service fee revenue.
(3)	% of net revenues represents the percent of Pass-through revenue.

Product Revenue, net. Product revenue was $21.7 million for the three months ended March 31, 2014, which represents a decrease of $3.6 million or 14.0% as compared to the same quarter of the prior year. This reduction in revenue is primarily due to the operational restructuring by Ricoh of its business, which has resulted, and will continue to result, in changes in the sale and distribution of Ricoh products and lower product revenue as well as a client migrating from the Retail model to a Service Fee model in late 2013. We currently expect product revenue to continue to decline by approximately 20% as compared to the prior year to approximately $70 million to $75 million in 2014.

Service Fee Revenue. The decrease in service fee revenue for the three months ended March 31, 2014 as compared to the same periods of the prior year was primarily due to the conclusion or reduction of operations of several client programs during 2013 (including a client that accounted for more than 10% of our service fee revenue in the first quarter of 2013), partially offset by the impact of expanded and new client relationships that began in 2013 and 2014.

The change in service fee revenue, excluding pass-through revenue, is shown below ($ millions):

Three Months
Period ended March 31, 2013	$28.2
New service contract relationships	2.8
Change in existing client service fees	2.6
Terminated clients not included in 2014 revenue	(6.0)
Period ended March 31, 2014	$27.6

When considering client relationships, we define an existing client to be a client from whom we earned revenue in both the current and prior year periods, we define a new client to be a client from whom we only earned revenue in the current year period, and we define a terminated client as a client from whom we only earned revenue in the prior year period. On an annual comparison basis, our service fee revenue will continue to reflect the negative impact of the conclusion or anticipated reduction of operations of several client programs. However, based on current client projections, we expect the reduction in revenue derived from these client programs to be more than offset by new service fee revenue generated by new or expanded client opportunities in 2014. For 2014, we are currently targeting an increase in service fee revenues of approximately 10% as compared to 2013.

Cost of Product Revenue. The cost of product revenue decreased by $3.0 million, or 12.8%, to $20.5 million in the three months ended March 31, 2014. The resulting gross profit margin was $1.2 million, or 5.6% of product revenue, for the three months ended March 31, 2014 and $1.8 million, or 6.9% of product revenue, for the comparable 2013 period. The decrease in gross profit percentage for the three months ended March 31, 2014 was primarily due to the operational restructuring of Ricoh, which resulted in a higher percentage of our product revenue generated from lower gross margin product categories and other inventory adjustments. The gross profit margin for the 2013 period includes the impact of incremental gross margin earned on product sales resulting from certain product price increases and the impact of certain incremental inventory cost reductions. We currently expect our product revenue gross profit margin to be approximately 6% in 2014.

Cost of Service Fee Revenue. Gross profit as a percentage of service fees declined to 30.4% in three month period ended March 31, 2014 from 31.8% in the same period of 2013. The gross margin percentage in both periods included the benefit of higher margin project activity.  In addition, the 2013 period included an incremental benefit of $0.6 million applicable to certain client transition related agreements.

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

Selling, General and Administrative Expenses. Selling, General and Administrative expenses for the three months ended March 31, 2014 and 2013 were $11.0 million and $12.8 million, respectively. As a percentage of total net revenue, selling, general and administrative expenses were 19.2% in the three months ended March 31, 2014 and 20.3% in the prior year period. The higher costs in the three months ended March 31, 2013 is primarily related to $2.3 million of certain restructuring and related charges that did not occur in the 2014 period. Excluding these restructuring related charges, as a percent of total net revenue, selling, general and administrative expenses were 16.6% in the three months ended March 31, 2013. The increased percentage for the three month period in 2014 is primarily due to a significant reduction in product revenue between years which did not result in a corresponding level of selling, general and administrative decreases, an increase in non-cash stock compensation expense incurred in 2014 and an increase in other costs incurred to support our service fee business, including depreciation and amortization expense.

Income Taxes. We recorded a tax provision associated primarily with state income taxes, our European and Philippines operations and our subsidiary Supplies Distributors’ Canadian operations. A valuation allowance has been provided for the majority of our net deferred tax assets, which are primarily related to our net operating loss carryforwards and certain foreign deferred tax assets. We expect we will continue to record an income tax provision associated with state income taxes, Supplies Distributors’ Canadian results of operations and our European and Philippines operations.

Liquidity and Capital Resources

During the three months ended March 31, 2014, we generated $3.0 million of cash from operating activities, primarily due to a:

-	$9.1 million decrease in accounts receivable primarily applicable to reduced service fee revenue activity as compared to our December seasonal peak period;
-	$2.8 million decrease in inventories primarily applicable to reduced Ricoh related business volumes; and
-	$2.1 million of cash income from operations before working capital changes.

These sources of cash were partially offset by a:

-

$10.5 million decrease in accounts payable, deferred revenue, accrued expenses and other liabilities in part due to reduced inventory purchases as a result of a reduction in product revenue and reduced service fee business liabilities due to reduced business volumes following the seasonally higher fourth quarter; and

-	$0.4 million increase in prepaid expenses, other receivables and other assets primarily due to the timing of certain payments.

At March 31, 2014 and 2013, our accounts payable and accrued expenses were higher than normal operating levels due to the timing of various vendor and client reimbursement payments.

During the three months ended March 31, 2013, we used $1.7 million of cash from operating activities, primarily due to a:

-

$10.5 million decrease in accounts payable, deferred revenue, accrued expenses and other liabilities primarily related to reduced inventory purchases as a result of a reduction in product revenue, reduced service fee business payables and accrual levels due to reduced business volumes from the seasonally higher fourth quarter, and a reduction related to timing of various vendor and client reimbursable payments.

This use of cash was partially offset by a:

-	$4.9 million decrease in accounts receivable mostly applicable to our services business following the December seasonal peak period, and
-	$3.8 million reduction in inventories primarily related to reduced product revenue.

We incurred capital expenditures of $1.6 million in each of the three month periods ended March 31, 2014 and 2013, exclusive of $0.5 million and $0.4 million, respectively, of property and equipment acquired under debt and capital lease financing, which consisted primarily of payments for capitalized software costs and equipment purchases. Payments on capital leases, net of proceeds from debt, of $0.6 million was offset by proceeds from issuance of common stock of $0.6 million in the three months ended March 31, 2014.  In the three months ended March 31, 2013, proceeds from debt, net of an increase in restricted cash and payments on capital leases, was $1.7 million.

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

During the three months ended March 31, 2014, our working capital decreased slightly to $25.1 million from $26.4 million at December 31, 2013 primarily due to capital expenditures and paydown of debt facilities partially offset by proceeds from issuance of common stock. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities or entering into new debt agreements. No assurances can be given we will be successful in obtaining any additional financing or the terms thereof. We currently believe our cash position, financing available under our credit facilities and funds generated from operations will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our current debt and lease obligations, and additional loans to our subsidiaries, if necessary, for at least the next twelve months.

As described above, we have provided collateralized guarantees to secure the repayment of certain of our subsidiaries’ credit facilities. Many of these facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other credit facilities and agreements. These covenants include, among others, minimum levels of net worth, profitability and cash flow (as defined) and restrictions on the ability of the borrower subsidiaries to advance funds to other borrower subsidiaries. As a result, it is possible for one or more of these borrower subsidiaries to fail to meet their respective covenants even if another borrower subsidiary otherwise has available excess funds, which, if not restricted, could be used to cure the default. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity, and we are not able to obtain a waiver, the lenders would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral and enforcement of payment under our parent guarantee. A requirement to accelerate the repayment of the credit facility obligations may have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all such obligations. As of March 31, 2014, we were in compliance with all debt covenants. Further, non-renewal of any of our credit facilities may have a material adverse impact on our business and financial condition. We do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.

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

We receive municipal tax abatements in certain locations. In prior years, we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to our tax abatement. We disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against us and the timing of the related payments has not been finalized. As of March 31, 2014, we believe we have adequately accrued for the expected assessment.

In April 2010, a sales employee of eCOST.com, Inc. (“eCOST”, the former name of Retail Connect) was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. In August 2012, the employee pleaded guilty to a misdemeanor. Neither the Company nor eCOST have been charged with any criminal activity, and we are seeking the recovery of such funds, which are currently classified as other receivables in the March 31, 2014 financial statements. Based on the information available to date, we are unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or our inability to recover such funds or any significant portion thereof, or any costs and expenses we may incur in connection with such matter will not have a material adverse effect upon our financial condition or results of operations.

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

Supplies Distributors’ European subsidiary has a factoring agreement with BNP Paribas Fortis Factor (“BNP Paribas”) to provide factoring for up to 7.5 million Euros (approximately $10.3 million at March 31, 2014) of eligible accounts receivables through March 2015.

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

PFS Financing

Our PFS subsidiary has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank, which provides for up to $20.0 million ($17.0 million during certain non-peak months) of eligible accounts receivable financing through March 2016. The Comerica Agreement also provides for up to $2.0 million of eligible equipment financing (“Equipment Advances”) through March 2015. Outstanding Equipment Advances have a final maturity date of September 15, 2017. We entered into this Comerica Agreement to supplement our existing cash position and provide funding for our current and future operations, including our targeted growth. The Comerica Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20.0 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement also limits PFS’ ability to increase the subordinated loan to Supplies Distributors to more than $5.0 million and permits PFS to advance incremental amounts to certain of its subsidiaries and/or affiliates subject to certain financial covenants, as defined. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb.

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

Critical Accounting Policies

A description of our critical accounting policies is included in Note 2 of the consolidated financial statements in our December 31, 2013 Annual Report on Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). As of March 31, 2014, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the period that ended on March 31, 2014, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

In addition to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission on March 31, 2014, our business, financial condition and operating results could be adversely affected by any or all of the following factors.

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

As of March 31, 2014, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of Ricoh product inventory, was approximately $20 million. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. Any non-renewal, default under or acceleration of any of our credit facilities may have a material adverse impact upon our business and financial condition. In addition we have provided $3.5 million of subordinated indebtedness to Supplies Distributors as of March 31, 2014. The maximum level of this subordinated indebtedness to Supplies Distributors that may be provided without approval from our lenders is $5.0 million. The restrictions on increasing this amount without lender approval may limit our ability to comply with certain loan covenants or grow and support Supplies Distributors’ business. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so. We have also guaranteed Retail Connect’s $2.0 million credit line, as well as certain of its vendor trade payables.

Specific Risks Related to Our Business Process Outsourcing Business

Our business is subject to the risk of customer and supplier concentration.

The majority of our Supplies Distributors product revenue is generated by sales of product purchased under distributor agreements with Ricoh. These agreements are terminable at will and no assurance can be given that Ricoh will continue the distributor agreements with Supplies Distributors. Supplies Distributors does not have its own sales force and relies upon Ricoh’s sales force and product demand generation activities for its sale of Ricoh product. As a result of certain operational restructuring of its business, Ricoh has implemented, and will continue to implement, certain changes in the sale and distribution of Ricoh products. The changes have resulted, and are expected to continue to result, in reduced revenues and profitability for Supplies Distributors. Further reduction in the Ricoh business may have a material adverse effect on Supplies Distributors’ business and our overall financial condition.

Sales by Supplies Distributors to two customers in the aggregate accounted for approximately 24% of Supplies Distributors’ total product revenue and 9% of consolidated net revenues in the three month period ended March 31, 2014. The loss of one or both of such customers, or non-payment of any material amount by these or any other customer would have a material adverse effect upon Supplies Distributors’ business results of operations and financial condition.

Risks Related to Our Stock

Our stock price could decline if a significant number of shares become available for sale.

As of March 31, 2014, we have an aggregate of 1.8 million stock options outstanding to employees, directors and others with a weighted average exercise price of $5.05 per share. The shares of common stock that may be issued upon exercise of these options may be resold into the public market. In addition, based on the Company’s 2013 financial results, the aggregate maximum number of common stock that may be issued for 2013 under our executive long-term incentive plan is approximately 598,000, of which approximately 150,000 are fully vested, with the balance to vest, subject to vesting conditions, over the next three years.  Depending on the Company’s 2014 financial results, the aggregate maximum number of common stock that may be issued for 2014 under our executive long-term incentive plan is approximately 311,000, which will vest, subject to the vesting conditions, over four years, beginning in 2014.  We have issued an aggregate of approximately 19,500 deferred stock units to members of our Board of Directors under our outside director compensation program under which the underlying shares will be issued upon the termination of service of the holder.  The current and future issuance of shares of our common stock under our executive long-term incentive plan, outside director compensation program and outstanding stock options, and sales of substantial amounts of common stock in the public market following the issuance of such shares, or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosure

Not applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

a) Exhibits:

Exhibit No.	Description of Exhibits
3.1(1)	Amended and Restated Certificate of Incorporation of PFSweb, Inc.
3.1.1(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.
3.1.2(4)	Certificate of Amendment to Certificate of Incorporation of PFSweb, Inc.
3.1.3(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.
3.1.4(7)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.
3.2(1)	Amended and Restated By-Laws
3.2.1(3)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.
3.2.2(6)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.
3.2.3(7)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.
10.1*	Eighth Amendment to Loan and Security Agreement dated March 28, 2014, by and between Wells Fargo Bank, National Association and Supplies Distributors, Inc.
10.2*

Amendment to Agreement for Inventory Financing dated March 28, 2014 by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., and IBM Credit LLC.

10.3*	Fifteenth Amendment to First Amended and Restated Loan and Security Agreement dated March 31, 2014 between Priority Fulfillment Services, Inc., and Comerica Bank.
31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).
(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended December, 31, 2005 filed on March 31, 2006.
(3)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 13, 2007.
(4)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 2, 2008.
(5)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 14, 2009.
(6)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 2, 2010.
(7)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 18, 2013.
*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2014

PFSweb, Inc.
By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer
Chief Accounting Officer
Executive Vice President