Form 10-Q
period 2014-06-30
PFSWEB INC
filed 2014-08-13
CIK 1095315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

At August 12, 2014 there were 16,761,365 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES

Form 10-Q

June 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PFSweb, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	(Unaudited)
	June 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,195	$22,418
Restricted cash	270	130
Accounts receivable, net of allowance for doubtful accounts of $430 and $382 at June 30, 2014 and December 31, 2013, respectively	40,050	55,292
Inventories, net of reserves of $901 and $962 at June 30, 2014 and December 31, 2013, respectively	13,757	14,169
Other receivables	4,696	5,241
Prepaid expenses and other current assets	5,742	4,713
Total current assets	87,710	101,963
PROPERTY AND EQUIPMENT, net	25,237	27,190
OTHER ASSETS	2,863	2,883
Total assets	$115,810	$132,036
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$8,001	$8,231
Trade accounts payable	27,224	34,096
Deferred revenue	10,230	8,181
Accrued expenses	18,167	25,045
Total current liabilities	63,622	75,553
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	2,192	2,876
DEFERRED REVENUE	6,195	7,491
DEFERRED RENT	5,174	5,191
Total liabilities	77,183	91,111

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or Outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 16,794,832 and 16,540,904 shares issued at June 30, 2014 and December 31, 2013, respectively; and 16,761,365 and 16,507,437 outstanding at June 30, 2014 and December 31, 2013, respectively	17	17
Additional paid-in capital	126,527	124,522
Accumulated deficit	(89,505)	(85,300)
Accumulated other comprehensive income	1,713	1,811
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	38,627	40,925
Total liabilities and shareholders’ equity	$115,810	$132,036

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUES:
Product revenue, net	$18,120	$22,898	$39,842	$48,165
Service fee revenue	27,384	26,583	54,982	54,800
Pass-through revenue	8,539	8,704	16,448	18,361
Total revenues	54,043	58,185	111,272	121,326
COSTS OF REVENUES:
Cost of product revenue	17,039	21,479	37,555	44,994
Cost of service fee revenue	19,160	17,811	38,380	37,069
Cost of pass-through revenue	8,539	8,704	16,448	18,361
Total costs of revenues	44,738	47,994	92,383	100,424
Gross profit	9,305	10,191	18,889	20,902
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES,
including stock based compensation expense of $862 and $282 in the three months ended June 30, 2014 and 2013, respectively, and
$1,656 and $585 in the six months ended June 30, 2014 and 2013,
respectively.	11,485	10,938	22,507	23,739
Loss from operations	(2,180)	(747)	(3,618)	(2,837)
INTEREST EXPENSE, net	173	184	316	402
Loss from operations before income taxes	(2,353)	(931)	(3,934)	(3,239)
INCOME TAX EXPENSE	42	24	271	291
NET LOSS	$(2,395)	$(955)	$(4,205)	$(3,530)

NET LOSS PER SHARE:
Basic	$(0.14)	$(0.07)	$(0.25)	$(0.26)
Diluted	$(0.14)	$(0.07)	$(0.25)	$(0.26)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	16,736	14,525	16,630	13,661
Diluted	16,736	14,525	16,630	13,661
COMPREHENSIVE LOSS:
Net loss	$(2,395)	$(955)	$(4,205)	$(3,530)
Foreign currency translation adjustment	(40)	119	(98)	(140)
TOTAL COMPREHENSIVE LOSS	$(2,435)	$(836)	$(4,303)	$(3,670)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

PFSweb, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,205)	$(3,530)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,768	5,096
Provision for doubtful accounts	78	35
Provision for excess and obsolete inventory	5	10
Deferred income taxes	39	24
Stock-based compensation expense	1,656	585
Changes in operating assets and liabilities:
Restricted cash	(32)	18
Accounts receivable	15,068	7,670
Inventories	400	6,705
Prepaid expenses, other receivables and other assets	(499)	934
Deferred rent	125	(281)
Accounts payable, deferred revenue, accrued expenses and other liabilities	(13,433)	(16,509)
Net cash provided by operating activities	4,970	757

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,925)	(3,162)
Net cash used in investing activities	(2,925)	(3,162)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	788	14,312
Increase in restricted cash	(107)	(192)
Payments on capital lease obligations	(1,238)	(1,299)
Payments on long-term debt, net	(606)	(8,307)
Net cash provided by (used in) financing activities	(1,163)	4,514

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(105)	(97)

NET INCREASE IN CASH AND CASH EQUIVALENTS	777	2,012

CASH AND CASH EQUIVALENTS, beginning of period	22,418	19,626

CASH AND CASH EQUIVALENTS, end of period	$23,195	$21,638

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and capital leases	$969	$1,071

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

Supplies Distributors Overview

Supplies Distributors and PFSweb operate under distributor agreements with Ricoh Company Limited and Ricoh USA, Inc., a strategic business unit within the Ricoh Family Group of Companies, (collectively hereafter referred to as “Ricoh”) under which Supplies Distributors acts as a distributor of various Ricoh products. The majority of Supplies Distributors’ revenue is generated by its sale of product purchased from Ricoh.

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

Basis of Presentation

The interim consolidated financial statements as of June 30, 2014, and for the three and six months ended June 30, 2014 and 2013, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim consolidated financial statements of the Company include all adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2014, its results of operations for each of the three and six months ended June 30, 2014 and 2013 and its cash flows for each of the six months ended June 30, 2014 and 2013. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.

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

Investment in Subsidiaries

Priority Fulfillment Services, Inc. (“PFS”), a wholly-owned subsidiary of PFSweb, Inc., has made advances to Supplies Distributors that are evidenced by a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Subordinated Note cannot be increased to more than $5.0 million or decreased to less than $2.5 million without prior approval of certain of the Company’s lenders. As of June 30, 2014 and December 31, 2013, the outstanding balance of the Subordinated Note was $2.5 million and $3.5 million, respectively. The Subordinated Note is eliminated in the Company’s consolidated financial statements.

PFS has also made advances to Retail Connect, which totaled $11.1 million at both June 30, 2014 and December 31, 2013. PFS has received the approval of its lender to advance incremental amounts to certain of its subsidiaries and/or affiliates, if needed, subject to certain financial covenants, as defined. PFSweb, Inc. has also advanced to Retail Connect an additional $8.5 million as of June 30, 2014 and December 31, 2013. As of June 30, 2014, PFSweb, Inc. has approximately $14.5 million available to be advanced to Retail Connect and/or other subsidiaries. All of these advances are eliminated upon consolidation.

Concentration of Business and Credit Risk

No service fee client or product revenue customer represented more than 10% of the Company’s consolidated total net revenues during the six months ended June 30, 2014 or the Company’s consolidated accounts receivable as of June 30, 2014.

A summary of the nonaffiliated customer and client concentrations is as follows:

	Six Months Ended
	June 30,
	2014	2013
Product Revenue (as a percentage of total Product Revenue):
Customer 1	12%	15%
Customer 2	12%	12%
Service Fee Revenue (as a percentage of total Service Fee Revenue):
Client 1	—	14%

The Company’s contractual relationship with Client 1 ended during 2013, and the Company currently anticipates that its product revenue from the customers identified above will decline during the next twelve months.

The Company has provided certain collateralized guarantees of its subsidiaries’ financings and credit arrangements. These subsidiaries’ ability to obtain financing on similar terms would be significantly impacted without these guarantees.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

The Company has multiple arrangements with International Business Machines Corporation (“IBM”) and Ricoh and is dependent upon the continuation of such arrangements. These arrangements, which are critical to the Company’s ongoing operations, include Supplies Distributors’ distributor agreements and certain of Supplies Distributors’ working capital financing agreements. The majority of Supplies Distributors’ revenue is generated by its sale of product purchased from Ricoh. Supplies Distributors also relies upon Ricoh’s sales force and product demand generation activities and the discontinuance of such services would have a material impact upon Supplies Distributors’ business. In addition, Supplies Distributors has product sales to IBM and Ricoh business affiliates.

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

Property and Equipment

The Company’s property held under capital leases totaled approximately $3.3 million and $4.0 million, net of accumulated amortization of approximately $4.7 million and $4.4 million, at June 30, 2014 and December 31, 2013, respectively. Depreciation and amortization expense related to capital leases during the six months ended June 30, 2014 and 2013 was $1.2 million and $1.3 million, respectively.

Income Taxes

The Company records a tax provision primarily associated with state income taxes and its foreign operations. The Company has recorded a valuation allowance for the majority of its net deferred tax assets, which are primarily related to its net operating loss carryforwards and certain foreign deferred tax assets.

Cash Paid for Interest and Taxes

The Company made payments for interest of approximately $0.3 million and $0.4 million in the six month periods ended June 30, 2014 and 2013, respectively. Income taxes of approximately $0.4 million and $0.2 million were paid by the Company during the six month periods ended June 30, 2014 and 2013, respectively.

Impact of Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 is applicable for fiscal years beginning after December 15, 2016, including interim periods therein, and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  Early adoption is not permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

3. NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share are computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Stock options not included in the calculation of diluted net loss per common share for the six months ended June 30, 2014, and 2013 were 1.8 million and 2.0 million, respectively, as the effect would be anti-dilutive.

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

In March 2014, the Company issued additional Performance-Based Share Awards to certain of the Company’s executives.  Under the terms of the 2014 awards, the number of performance shares that each such individual may receive is subject to, and calculated by reference to, the achievement by the Company of a performance goal measured by a range of targeted financial performance, as defined, for 2014.  Assuming achievement of the highest performance goal, the aggregate maximum number of performance shares that may be issued under the 2014 award program is 0.3 million, which are subject to four year vesting based upon continued employment, and for certain of the performance shares, the comparative performance (on an annual and cumulative basis) of the Company’s common stock on NASDAQ compared to the Russell Micro Cap Index.

During the six months ended June 30, 2014 the Company issued an aggregate of 137,000 options to purchase shares of common stock to directors, employees and outside consultants of the Company, which generally vest over a three-year period.

Total stock-based compensation expense was $1.7 million and $0.6 million for the six months ended June 30, 2014 and 2013, respectively, and was included as a component of selling, general and administrative expenses in the consolidated statements of operations.

5. VENDOR FINANCING

Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of Ricoh products in the United States, providing financing for eligible Ricoh inventory and certain receivables up to $15.0 million. The agreement has no stated maturity date and provides either party the ability to exit the facility following a 90-day notice. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility, which were $10.5 million and $9.8 million as of June 30, 2014 and December 31, 2013, respectively, as accounts payable in the consolidated balance sheets. As of June 30, 2014, Supplies Distributors had $2.6 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. The credit facility also contains financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and is secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $2.5 million and the Company is required to maintain a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (3.75% as of June 30, 2014). The facility also includes a monthly service fee.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

6. DEBT AND CAPITAL LEASE OBLIGATIONS;

Outstanding debt and capital lease obligations consist of the following (in thousands):

	June 30,	December 31,
	2014	2013
Loan and security agreements
Supplies Distributors	$4,350	$3,776
PFS	1,055	1,473
Master lease agreements	4,272	4,973
Other	516	885
Total	10,193	11,107
Less current portion of long-term debt	8,001	8,231
Long-term debt, less current portion	$2,192	$2,876

Loan and Security Agreement – Supplies Distributors

Supplies Distributors has a loan and security agreement with Wells Fargo Bank, National Association (“Wells Fargo”) to provide financing for up to $12 million of eligible accounts receivable in the United States and Canada. As of June 30, 2014, Supplies Distributors had $1.7 million of available credit under this agreement. The Wells Fargo facility expires on the earlier of March 2016 or the date on which the parties to the Ricoh distributor agreement no longer operate under the terms of such agreement and/or Ricoh no longer supplies products pursuant to such agreement. Borrowings under the Wells Fargo facility accrue interest at prime rate plus 0.25% to 0.75% (3.75% as of June 30, 2014) or Eurodollar rate plus 2.5% to 3.0%, dependent on excess availability and subject to a minimum of 3.0%, as defined. The interest rate as of June 30, 2014 was 3.75% for $3.4 million of outstanding borrowings and 3.0% for $1.0 million of outstanding borrowings. As of December 31, 2013, the interest rate was 3.75% for the outstanding borrowings. This agreement includes a monthly service fee and contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. This agreement also contains financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $2.5 million, may not maintain restricted cash of more than $5.0 million and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks pursuant to which a security interest was granted to Wells Fargo for all U.S. and Canadian customer remittances received in specified bank accounts.

Loan and Security Agreement – PFS

PFS has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”). The Comerica Agreement provides for up to $17.0 million ($20.0 million during certain peak months) of eligible accounts receivable financing (“Working Capital Advances”) through March 2016. The Comerica Agreement also provides for up to $2.0 million of eligible equipment advances (“Equipment Advances”) through March 2015, with a final maturity date of September 15, 2017. As of June 30, 2014, PFS had $15.4 million of available credit under the Working Capital Advance portion of this facility and $1.9 million available for Equipment Advances. Effective March 31, 2014, borrowings under the Working Capital Advance portion of the Comerica Agreement accrue interest at prime rate plus 1% (4.25% at June 30, 2014) while the Equipment Advances accrue interest at prime rate plus 1.5% (4.75% at June 30, 2014). The Comerica Agreement includes a monthly service fee and contains cross default provisions and various restrictions upon PFS’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the Subordinated Note receivable from Supplies Distributors to a maximum of $5.0 million. Comerica has provided approval for PFS to advance incremental amounts subject to certain financial covenants, as defined, to certain of its subsidiaries and/or affiliates, if needed. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb, Inc.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Factoring Agreement

Supplies Distributors’ European subsidiary has a factoring agreement with BNP Paribas Fortis Factor that provides factoring for up to 7.5 million euros (approximately $10.2 million as of June 30, 2014) of eligible accounts receivable through March 2015. This factoring agreement is accounted for as a secured borrowing. There were no outstanding borrowings under this agreement as of June 30, 2014 or December 31, 2013.  As of June 30, 2014, Supplies Distributors’ European subsidiary had approximately 0.5 million euros (approximately $0.7 million) of available credit under this agreement. Borrowings accrue interest at Euribor plus 0.7% (0.9% at June 30, 2014).

Debt Covenants

To the extent the Company or any of its subsidiaries fail to comply with its covenants applicable to its debt or vendor financing obligations, including the monthly financial covenant requirements, such as profitability and cash flow, and required level of shareholders’ equity or net worth (as defined), the Company would be required to obtain a waiver from the lender or the lender would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral and enforcement of payment under the Company parent guarantee. Any acceleration of the repayment of the credit facilities may have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. As of and for the six months ended June 30, 2014, the Company was in compliance with all debt covenants.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues (in thousands):
PFSweb	$36,138	$35,922	$71,890	$74,375
Business and Retail Connect	21,676	24,613	47,458	52,018
Eliminations	(3,771)	(2,350)	(8,076)	(5,067)
	$54,043	$58,185	$111,272	$121,326
Income (loss) from operations (in thousands):
PFSweb	$(2,677)	$(783)	$(4,530)	$(3,330)
Business and Retail Connect	497	36	912	493
	$(2,180)	$(747)	$(3,618)	$(2,837)
Depreciation and amortization (in thousands):
PFSweb	$2,834	$2,649	$5,681	$5,018
Business and Retail Connect	44	39	87	78
	$2,878	$2,688	$5,768	$5,096
Capital expenditures (in thousands):
PFSweb	$1,321	$1,558	$2,902	$3,146
Business and Retail Connect	16	—	23	16
	$1,337	$1,558	$2,925	$3,162

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

	June 30,	December 31,
	2014	2013
Assets (in thousands):
PFSweb	$85,999	$98,745
Business and Retail Connect	40,535	47,116
Eliminations	(10,724)	(13,825)
	$115,810	$132,036

8. COMMITMENTS AND CONTINGENCIES

The Company received municipal tax abatements in certain locations. In prior years, the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to the Company’s tax abatement. The Company disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against the Company and the timing of the related payments has not been finalized. As of June 30, 2014, the Company believes it has adequately accrued for the expected assessment.

In April 2010, a sales employee of eCOST (the former name of Retail Connect) was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. In August 2012, the employee pleaded guilty to a misdemeanor. Neither the Company nor eCOST have been charged with any criminal activity, and the Company is seeking the recovery of the funds that are currently classified as other receivables on the June 30, 2014 financial statements. Based on the information available to date, the Company is unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or the inability of the Company to recover such funds or any significant portion thereof, or any costs and expenses incurred by the Company in connection with this matter will not have a material adverse effect upon the Company’s financial condition or results of operations.

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
•

our dependence upon our agreements with International Business Machines Corporation (“IBM”) and Ricoh Company Limited and Ricoh USA, Inc., a strategic business unit within the Ricoh Family Group of Companies, (collectively hereafter referred to as “Ricoh”);

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

Currently, we are targeting any growth within our Retail model to be through relationships with clients under which we can record service fee revenue (product revenue net of product cost of revenue) in our consolidated statement of operations.  These relationships are often driven by the sales and marketing efforts of the manufacturers and third party sales partners. In addition, as a result of certain operational restructuring of its business, Ricoh has implemented, and will continue to implement, certain changes in the sale and distribution of Ricoh products. These changes have resulted, and are expected to continue to result, in reduced product revenues and profitability under our Retail model.

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

Results of Operations For the Interim Periods Ended June 30, 2014 and 2013

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenue (in millions):

	Three Months Ended June 30,					Six Months Ended June 30,
				% of Net Revenues					% of Net Revenues
	2014	2013	Change	2014	2013	2014	2013	Change	2014	2013
Revenues
Product revenue, net	$18.1	$22.9	$(4.8)	33.5%	39.4%	$39.8	$48.2	$(8.4)	35.8%	39.7%
Service fee revenue	27.4	26.6	0.8	50.7%	45.7%	55.0	54.8	0.2	49.4%	45.2%
Pass-through revenue	8.5	8.7	(0.2)	15.8%	15.0%	16.4	18.4	(2.0)	14.8%	15.1%
Total net revenues	54.0	58.2	(4.2)	100.0%	100.0%	111.2	121.4	(10.2)	100.0%	100.0%
Cost of Revenues
Cost of product revenue (1)	17.0	21.5	(4.5)	94.0%	93.8%	37.6	45.0	(7.4)	94.3%	93.4%
Cost of service fee revenue (2)	19.2	17.8	1.4	70.0%	67.0%	38.4	37.1	1.3	69.8%	67.6%
Pass-through cost of revenue (3)	8.5	8.7	(0.2)	100.0%	100.0%	16.4	18.4	(2.0)	100.0%	100.0%
Total cost of revenues	44.7	48.0	(3.3)	82.8%	82.5%	92.4	100.5	(8.1)	83.0%	82.8%
Product revenue gross profit	1.1	1.4	(0.3)	6.0%	6.2%	2.2	3.2	(1.0)	5.7%	6.6%
Service fee gross profit	8.2	8.8	(0.6)	30.0%	33.0%	16.6	17.7	(1.1)	30.2%	32.4%
Pass-through gross profit	—	—	—	—	—	—	—	—	—	—
Total gross profit	9.3	10.2	(0.9)	17.2%	17.5%	18.8	20.9	(2.1)	17.0%	17.2%
Selling General and Administrative expense	11.5	10.9	0.6	21.3%	18.8%	22.5	23.7	(1.2)	20.2%	19.6%
Loss from operations	(2.2)	(0.7)	(1.5)	(4.0)%	(1.3)%	(3.7)	(2.8)	(0.9)	(3.3)%	(2.3)%
Interest expense, net	0.2	0.2	(0.0)	0.3%	0.3%	0.2	0.4	(0.2)	0.3%	0.3%
Loss before income taxes	(2.4)	(0.9)	(1.5)	(4.4)%	(1.6)%	(3.9)	(3.2)	(0.7)	(3.5)%	(2.7)%
Income tax expense, net	—	—	—	0.1%	0.0%	0.3	0.3	0.0	0.2%	0.2%
Net loss	$(2.4)	$(0.9)	$(1.5)	(4.4)%	(1.6)%	$(4.2)	$(3.5)	$(0.7)	(3.8)%	(2.9)%
(1)	% of net revenues represents the percent of Product revenue, net.
(2)	% of net revenues represents the percent of Service fee revenue.
(3)	% of net revenues represents the percent of Pass-through revenue.

Product Revenue, net. Product revenue was $18.1 million for the three months ended June 30, 2014, which represents a decrease of $4.8 million or 20.9% as compared to the same quarter of the prior year. In the six months ended June 30, 2014, product revenue was $39.8 million, which represents a decrease of $8.4 million or 17.3% as compared to the same period of the prior year. This reduction in revenue is primarily due to the operational restructuring by Ricoh of its business, which has resulted, and is expected to continue to result, in lower product revenue of Ricoh products.  In addition, lower product revenue on a comparative basis reflects the transition of a client from the Retail model to a Service Fee model in late 2013. We currently expect product revenue to continue to decline by approximately 20% as compared to the prior year and be approximately $70 million to $75 million in 2014.

Service Fee Revenue. The increase in service fee revenue for the three and six months ended June 30, 2014 as compared to the same periods of the prior year was primarily due to the impact of expanded and new client relationships that began in 2013 and 2014 partially offset by the conclusion or reduction of operations of several client programs during 2013 (including a client that accounted for more than 10% of our service fee revenue in the first six months of 2013).

The change in service fee revenue, excluding pass-through revenue, is shown below ($ millions):

	Three	Six
	Months	Months
Period ended June 30, 2013	$26.6	$54.8
New service contract relationships	1.7	3.4
Change in existing client service fees	3.0	6.2
Terminated clients not included in 2014 revenue	(3.9)	(9.4)
Period ended June 30, 2014	$27.4	$55.0

When considering client relationships, we define an existing client to be a client from whom we earned revenue in both the current and prior year periods, we define a new client to be a client from whom we only earned revenue in the current year periods, and we define a terminated client as a client from whom we only earned revenue in the prior year periods. On an annual comparison basis, our service fee revenue will continue to reflect the negative impact of the conclusion or anticipated reduction of operations of several client programs. However, based on current client projections, we expect the reduction in revenue derived from these terminated and reduced client programs to be more than offset by new service fee revenue generated by new or expanded client opportunities in 2014. For 2014, we are currently targeting an increase in annual service fee revenues of approximately 10% as compared to 2013.

Cost of Product Revenue. The cost of product revenue decreased by $4.5 million, or 20.7%, to $17.0 million in the three months ended June 30, 2014. The resulting gross profit margin was $1.1 million, or 6.0% of product revenue, for the three months ended June 30, 2014 and $1.4 million, or 6.2% of product revenue, for the comparable 2013 period. The cost of product revenue decreased by $7.4 million, or 16.5%, to $37.6 million in the six months ended June 30, 2014. The resulting gross profit margin was $2.2 million, or 5.7% of product revenue, for the six months ended June 30, 2014 and $3.2 million, or 6.6% of product revenue, for the comparable 2013 period. The decrease in gross profit percentage for the three and six months ended June 30, 2014 was primarily due to the operational restructuring of Ricoh, which resulted in a higher percentage of our product revenue generated from lower gross margin product categories and other inventory adjustments. The gross profit margin for the 2013 period includes the impact of incremental gross margin earned on product sales resulting from certain product price increases and the impact of certain incremental inventory cost reductions. We currently expect our product revenue gross profit margin to be approximately 6% in 2014.

Cost of Service Fee Revenue. Gross profit as a percentage of service fees declined to 30.0% in three month period ended June 30, 2014 from 33.0% in the same period of 2013. In the six month period, gross profit as a percentage of service fees declined to 30.2% from 32.4% in the same period of 2013. The gross margin percentage in each period included the benefit of higher margin project activity.  In addition, the three and six month periods in 2013 included an incremental benefit of $0.4 million and $1.0 million, respectively, applicable to certain client transition related agreements.

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

Selling, General and Administrative Expenses. Selling, General and Administrative expenses for the three months ended June 30, 2014 and 2013 were $11.5 million and $10.9 million, respectively. As a percentage of total net revenue, selling, general and administrative expenses were 21.3% in the three months ended June 30, 2014 and 18.8% in the prior year period. In the six months ended June 30, 2014, selling, general and administrative expenses were $22.5 million, or 20.2% of total net revenue, as compared to $23.7 million, or 19.6% of total net revenue in the comparable period of 2013. The higher costs in the six months ended June 30, 2013 is primarily related to $2.5 million of certain restructuring and other charges that did not occur in the 2014 period. Excluding these restructuring and other charges, as a percent of total net revenue, selling, general and administrative expenses were 17.5% in the six months ended June 30, 2013. The increased percentage for the three and six month periods in 2014 is due to a significant reduction in product revenue between years which did not result in a corresponding decrease in selling, general and administrative expenses, an increase in non-cash stock compensation expense in 2014, certain incremental professional fees related to potential acquisitions incurred in 2014 and an increase in other costs incurred to support our service fee business, including depreciation and amortization expense.

Income Taxes. We recorded a tax provision associated primarily with state income taxes and our foreign operations. A valuation allowance has been provided for the majority of our net deferred tax assets, which are primarily related to our net operating loss carryforwards and certain foreign deferred tax assets. We expect we will continue to record an income tax provision associated with state income taxes and our foreign operations.

Liquidity and Capital Resources

During the six months ended June 30, 2014, we generated $5.0 million of cash from operating activities, primarily due to a:

•	$15.1 million decrease in accounts receivable primarily applicable to reduced service fee revenue activity as compared to our December seasonal peak period and reduced Ricoh related business volumes;
•	$0.4 million decrease in inventories primarily applicable to reduced Ricoh related product revenue business volumes; and
•	$3.3 million of cash income from operations before working capital changes.

These sources of cash were partially offset by a:

•

$13.4 million decrease in accounts payable, deferred revenue, accrued expenses and other liabilities in part due to reduced inventory purchases as a result of a reduction in product revenue and reduced service fee business liabilities due to reduced business volumes following the seasonally higher fourth quarter; and

•	$0.5 million increase in prepaid expenses, other receivables and other assets primarily due to the timing of certain payments.

At June 30, 2014 and 2013, our accounts payable and accrued expenses were higher than normal operating levels due to the timing of various vendor and client reimbursement payments.

During the six months ended June 30, 2013, we generated $0.8 million of cash from operating activities, primarily due to a:

•	$7.7 million decrease in accounts receivable mostly applicable to our services business following the holiday seasonal peak period and reduced Ricoh related product revenue business volumes;
•	$6.7 million reduction in inventories related to reduced Ricoh related product revenue business volumes;
•	$2.2 million of cash income from operations before working capital changes; and
•	$0.9 million decrease in prepaid expenses, other receivable and other assets primarily related to timing of receipts.

These sources of cash were partially offset by a $16.5 million decrease in accounts payable, deferred revenue, accrued expenses and other liabilities related to reduced inventory purchases as a result of a reduction in Ricoh related product revenue business volumes, reduced service fee business payables and accrual levels and a reduction related to timing of various vendor and client reimbursables.

We incurred capital expenditures of $2.9 million and $3.2 million in the six month periods ended June 30, 2014 and 2013, respectively, exclusive of $1.0 million and $1.1 million, respectively, of property and equipment acquired under debt and capital lease financing, which consisted primarily of payments for capitalized software costs and equipment purchases.  Payments on debt and capital leases, net of any proceeds from debt, of $1.8 million were partially offset by proceeds from the issuance of common stock of $0.8 million in the six months ended June 30, 2014.  In the six months ended June 30, 2013, net proceeds of $14.3 million from the issuance of common stock, including an equity offering in May, were partially offset by payments on debt and capital leases, net of any proceeds from debt.

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

During the six months ended June 30, 2014, our working capital decreased to $24.1 million from $26.4 million at December 31, 2013 primarily due to capital expenditures and paydown of debt facilities partially offset by proceeds from issuance of common stock. To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities or entering into new debt agreements. No assurances can be given we will be successful in obtaining any additional financing or the terms thereof. We currently believe our cash position, financing available under our credit facilities and funds generated from operations will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our current debt and lease obligations, and additional loans to our subsidiaries, if necessary, for at least the next twelve months.

As described above, we have provided collateralized guarantees to secure the repayment of certain of our subsidiaries’ credit facilities. Many of these facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other credit facilities and agreements. These covenants include, among others, minimum levels of net worth, profitability and cash flow (as defined) and restrictions on the ability of the borrower subsidiaries to advance funds to other borrower subsidiaries. As a result, it is possible for one or more of these borrower subsidiaries to fail to meet their respective covenants even if another borrower subsidiary otherwise has available excess funds, which, if not restricted, could be used to cure the default. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity, and we are not able to obtain a waiver, the lenders would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral and enforcement of payment under our parent guarantee. A requirement to accelerate the repayment of the credit facility obligations may have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all such obligations. As of June 30, 2014, we were in compliance with all debt covenants. Further, non-renewal of any of our credit facilities may have a material adverse impact on our business and financial condition. We do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.

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

We receive municipal tax abatements in certain locations. In prior years, we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to our tax abatement. We disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against us and the timing of the related payments has not been finalized. As of June 30, 2014, we believe we have adequately accrued for the expected assessment.

In April 2010, a sales employee of eCOST.com, Inc. (“eCOST”, the former name of Retail Connect) was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. In August 2012, the employee pleaded guilty to a misdemeanor. Neither the Company nor eCOST have been charged with any criminal activity, and we are seeking the recovery of such funds, which are currently classified as other receivables in the June 30, 2014 financial statements. Based on the information available to date, we are unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or our inability to recover such funds or any significant portion thereof, or any costs and expenses we may incur in connection with such matter will not have a material adverse effect upon our financial condition or results of operations.

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

Supplies Distributors’ European subsidiary has a factoring agreement with BNP Paribas Fortis Factor (“BNP Paribas”) to provide factoring for up to 7.5 million Euros (approximately $10.2 million at June 30, 2014) of eligible accounts receivables through March 2015.

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

PFS Financing

Our PFS subsidiary has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank, which provides for up to $17.0 million ($20.0 million during certain peak months) of eligible accounts receivable financing through March 2016. The Comerica Agreement also provides for up to $2.0 million of eligible equipment financing (“Equipment Advances”) through March 2015. Outstanding Equipment Advances have a final maturity date of September 15, 2017. We entered into this Comerica Agreement to supplement our existing cash position and provide funding for our current and future operations, including our targeted growth. The Comerica Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20.0 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement also limits PFS’ ability to increase the subordinated loan to Supplies Distributors to more than $5.0 million and permits PFS to advance incremental amounts to certain of its subsidiaries and/or affiliates subject to certain financial covenants, as defined. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb.

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

Critical Accounting Policies

A description of our critical accounting policies is included in Note 2 of the consolidated financial statements in our December 31, 2013 Annual Report on Form 10-K and Note 2 of this report.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). As of June 30, 2014, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the period that ended on June 30, 2014, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

General Risks Related to Our Business

We operate with significant levels of indebtedness and are required to comply with certain financial and non-financial covenants; we are required to maintain a minimum level of subordinated loans to our subsidiary Supplies Distributors; and we have guaranteed certain indebtedness and obligations of our subsidiaries PFS and Supplies Distributors.

As of June 30, 2014, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of Ricoh product inventory, was approximately $21 million. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. Any non-renewal, default under or acceleration of any of our credit facilities may have a material adverse impact upon our business and financial condition. In addition we have provided $2.5 million of subordinated indebtedness to Supplies Distributors as of June 30, 2014. The maximum level of this subordinated indebtedness to Supplies Distributors that may be provided without approval from our lenders is $5.0 million. The restrictions on increasing this amount without lender approval may limit our ability to comply with certain loan covenants or grow and support Supplies Distributors’ business. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so.

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

Sales by Supplies Distributors to two customers in the aggregate accounted for approximately 24% of Supplies Distributors’ total product revenue and 9% of consolidated net revenues in the six month period ended June 30, 2014. The loss of one or both of such customers, or non-payment of any material amount by these or any other customer would have a material adverse effect upon Supplies Distributors’ business results of operations and financial condition.

Risks Related to Our Stock

Our stock price could decline if a significant number of shares become available for sale.

As of June 30, 2014, we have an aggregate of 1.8 million stock options outstanding to employees, directors and others with a weighted average exercise price of $5.14 per share. The shares of common stock that may be issued upon exercise of these options may be resold into the public market. In addition, based on the Company’s 2013 financial results, approximately 449,000 performance shares of common stock issued under the Company’s stock option and equity incentive plan may vest, subject to satisfaction of vesting conditions, over the next three years.  Depending on the Company’s 2014 financial results, the Company may issue up to an aggregate maximum of approximately 311,000 performance shares of common stock under the Company’s stock option and equity incentive plan, which, if issued, will vest, subject to certain vesting conditions, over four years, beginning in 2014.  We have issued an aggregate of approximately 31,500 deferred stock units to the non-employee members of our Board of Directors under our outside director compensation program under which the underlying shares will be issued upon the termination of service of the holder.  The current and future issuance and/or vesting of shares of our common stock under the foregoing stock options, performance shares and deferred stock units, sales of substantial amounts of common stock in the public market following the issuance and/or vesting of such shares, and/or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosure

Not applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

a) Exhibits:

Exhibit No.	Description of Exhibits
3.1(1)	Amended and Restated Certificate of Incorporation of PFSweb, Inc.
3.1.1(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.
3.1.2(4)	Certificate of Amendment to Certificate of Incorporation of PFSweb, Inc.
3.1.3(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.
3.1.4(7)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.
3.2(1)	Amended and Restated By-Laws
3.2.1(3)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.
3.2.2(6)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.
3.2.3(7)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.
10.1*	Ninth Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.
31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).
(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended December, 31, 2005 filed on March 31, 2006.
(3)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 13, 2007.
(4)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 2, 2008.
(5)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 14, 2009.
(6)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 2, 2010.
(7)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 18, 2013.
*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2014

PFSweb, Inc.
By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer
Chief Accounting Officer
Executive Vice President