Form 10-Q
period 2014-09-30
PFSWEB INC
filed 2014-11-14
CIK 1095315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

At November 10, 2014 there were 16,863,587 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES

Form 10-Q

September 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PFSweb, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	(Unaudited)
	September 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,501	$22,418
Restricted cash	202	130
Accounts receivable, net of allowance for doubtful accounts of $420 and $382 at September 30, 2014 and December 31, 2013, respectively	45,157	55,292
Inventories, net of reserves of $830 and $962 at September 30, 2014 and December 31, 2013, respectively	14,506	14,169
Other receivables	4,262	5,241
Prepaid expenses and other current assets	5,437	4,713
Total current assets	89,065	101,963
PROPERTY AND EQUIPMENT, net	26,970	27,190
GOODWILL and INTANGIBLE ASSETS	9,851	—
OTHER ASSETS	2,568	2,883
Total assets	$128,454	$132,036
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$7,428	$8,231
Trade accounts payable	29,590	34,096
Deferred revenue	11,046	8,181
Accrued expenses	26,046	25,045
Total current liabilities	74,110	75,553
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	3,876	2,876
DEFERRED REVENUE	6,066	7,491
DEFERRED RENT	5,069	5,191
OTHER LIABILITIES	2,778	—
Total liabilities	91,899	91,111

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 16,842,450 and 16,540,904 shares issued at September 30, 2014 and December 31, 2013, respectively; and 16,808,983 and 16,507,437 outstanding at September 30, 2014 and December 31, 2013, respectively	17	17
Additional paid-in capital	127,653	124,522
Accumulated deficit	(92,030)	(85,300)
Accumulated other comprehensive income	1,040	1,811
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	36,555	40,925
Total liabilities and shareholders’ equity	$128,454	$132,036

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUES:
Product revenue, net	$17,340	$21,495	$57,182	$69,660
Service fee revenue	31,411	23,908	86,393	78,708
Pass-through revenue	8,344	8,150	24,792	26,511
Total revenues	57,095	53,553	168,367	174,879
COSTS OF REVENUES:
Cost of product revenue	16,397	20,221	53,952	65,215
Cost of service fee revenue	22,007	16,196	60,387	53,265
Cost of pass-through revenue	8,344	8,150	24,792	26,511
Total costs of revenues	46,748	44,567	139,131	144,991
Gross profit	10,347	8,986	29,236	29,888
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES,
including stock based compensation expense of $853 and $610 in the three months ended September 30, 2014 and 2013, respectively, and
$2,509 and $1,195 in the nine months ended September 30, 2014 and 2013,
respectively.	12,764	10,656	35,271	34,395
Loss from operations	(2,417)	(1,670)	(6,035)	(4,507)
INTEREST EXPENSE, net	174	162	490	564
Loss from operations before income taxes	(2,591)	(1,832)	(6,525)	(5,071)
INCOME TAX EXPENSE (BENEFIT)	(66)	120	205	411
NET LOSS	$(2,525)	$(1,952)	$(6,730)	$(5,482)

NET LOSS PER SHARE:
Basic	$(0.15)	$(0.12)	$(0.40)	$(0.38)
Diluted	$(0.15)	$(0.12)	$(0.40)	$(0.38)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	16,779	16,121	16,680	14,490
Diluted	16,779	16,121	16,680	14,490
COMPREHENSIVE LOSS:
Net loss	$(2,525)	$(1,952)	$(6,730)	$(5,482)
Foreign currency translation adjustment	(673)	275	(771)	135
TOTAL COMPREHENSIVE LOSS	$(3,198)	$(1,677)	$(7,501)	$(5,347)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

PFSweb, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,730)	$(5,482)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,649	7,533
Provision for doubtful accounts	81	18
Provision for excess and obsolete inventory	6	56
Deferred income taxes	(340)	47
Stock-based compensation expense	2,509	1,195
Non-cash compensation expense	38	—
Changes in operating assets and liabilities:
Restricted cash	(31)	2
Accounts receivable	12,178	8,087
Inventories	(514)	7,307
Prepaid expenses, other receivables and other assets	940	152
Deferred rent	(21)	(344)
Accounts payable, deferred revenue, accrued expenses and other liabilities	(6,397)	(15,203)
Net cash provided by operating activities	10,368	3,368

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,329)	(5,245)
Acquisitions, net of cash acquired	(5,216)	—
Net cash used in investing activities	(9,545)	(5,245)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	1,018	14,453
Increase in restricted cash	(40)	(185)
Payments on capital lease obligations	(1,879)	(1,991)
Payments on long-term debt, net	(1,895)	(8,768)
Net cash provided by (used in) financing activities	(2,796)	3,509

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(944)	35

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,917)	1,667

CASH AND CASH EQUIVALENTS, beginning of period	22,418	19,626

CASH AND CASH EQUIVALENTS, end of period	$19,501	$21,293

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and capital leases	$4,041	$1,338

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1. OVERVIEW AND BASIS OF PRESENTATION

PFSweb, Inc. and its subsidiaries are collectively referred to as the “Company”; “Supplies Distributors” refers to Supplies Distributors, Inc. and its subsidiaries; “Retail Connect” refers to PFSweb Retail Connect, Inc.; “REV” collectively refers to REV Solutions, Inc. and REVTECH Solutions India Private Limited; “LAL” refers to LiveAreaLabs, Inc., and “PFSweb” refers to PFSweb, Inc. and its subsidiaries and affiliates, excluding Supplies Distributors and Retail Connect.

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

Acquisition of REV

On September 3, 2014, Priority Fulfillment Services, Inc. (“PFS”), a wholly-owned subsidiary of PFSweb, acquired the outstanding capital stock of REV.  REV provides eCommerce website technical design, development and support services, enabling retailers, manufacturers and suppliers to optimize the customer experience across multiple channels.  REV maintains operations in the United States and India.  Consideration paid by the Company for the shares included an initial $2.6 million cash payment, of which approximately $0.5 million was paid in October 2014.  The purchase agreement provides for (i) a further adjustment based on REV’s shareholders’ equity balance as of the date of acquisition and (ii) future earn-out payments (“REV Earn-out Payments”) payable in 2015 and 2016 based on REV’s achievement of certain 2014 and 2015 financial targets, with a guaranteed minimum of an aggregate of $1.4 million an aggregate maximum of $3.25 million, in each case, subject to possible offsets for indemnification and other claims arising under the purchase agreement.  At PFS’ election, up to $0.2 million and $0.3 million of the 2014 REV Earn-out Payments and 2015 REV Earn-out Payments, respectively, are payable in unregistered shares of common stock of the Company.

The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the assets acquired and liabilities assumed, including a preliminary allocation of purchase price, and the results of operations of REV have been included in the Company's consolidated financial statements since the date of acquisition. The following table summarizes the preliminary unaudited, estimated fair value of the tangible and intangible assets acquired and liabilities assumed. This allocation requires the significant use of estimates and is based on the information available to management at the time these financial statements were prepared. As the acquisition was only recently completed, the Company has not yet completed its assessment of the fair value of the tangible and intangible assets acquired, nor the potentially related amortization expense applicable to such assets, and liabilities

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

assumed.  As such, the estimated purchase price in excess of net assets acquired and liabilities assumed has initially been recorded as goodwill and intangible assets. Goodwill is not deductible for tax purposes and will not be amortized but is subject to annual impairment tests using a fair-value-based approach. The Company is in the process of finalizing the purchase price allocation and, accordingly, the following preliminary allocation of the purchase price is subject to adjustment (in thousands):

Cash and cash equivalents	$764
Accounts receivable	1,750
Property and equipment	182
Other assets	403
Total assets acquired	3,099
Total liabilities assumed	656
Net assets acquired	2,443
Total purchase price	6,143
Goodwill and intangible assets acquired	$3,700

The estimated purchase price for REV is as follows (in thousands):

Aggregate cash payments	2,612
Performance-based contingent payments and shareholders’ equity related adjustment	3,531
Total purchase price	$6,143

Acquisition of LAL

Effective September 22, 2014, PFS acquired the outstanding capital stock of LAL. LAL provides digital agency services including strategy, branding, user experience design, visual design, copywriting, interactive development and support services primarily to manufacturers and retailers.  LAL operates in the United States. Consideration paid by the Company for the shares included an initial $4.0 million cash payment and 54,604 unregistered shares of Company stock (approximately $0.5 million in value as of acquisition date).  The purchase agreement provides for (i) a further adjustment based on LAL’s shareholders’ equity balance as of the date of acquisition, and (ii) future earn out payments (“LAL Earn-out Payments”) payable in 2015 and 2016 based on LAL’s achievement of certain 2014 and 2015 financial targets, with no guaranteed minimum and an aggregate maximum of $3.0 million, in each case, subject to possible offsets for indemnification and other claims arising under the purchase agreement. At PFS’ election, up to 25% of the 2015 LAL Earn-out Payments are payable in unregistered shares of common stock of the Company.

The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the assets acquired and liabilities assumed, including a preliminary allocation of purchase price, and the results of operations of LAL have been included in the Company's consolidated financial statements since the date of acquisition. The following table summarizes the preliminary unaudited, estimated fair value of the assets acquired and liabilities assumed. This allocation requires the significant use of estimates and is based on the information available to management at the time these financial statements were prepared. As the acquisition was only recently completed, the Company has not yet completed its preliminary assessment of the fair value of the tangible and intangible assets acquired, nor the potentially related amortization expense applicable to such assets, and liabilities assumed.  As such, the total estimated purchase price in excess of net assets acquired and liabilities assumed has initially been recorded as goodwill and intangible assets.  Goodwill is not deductible for tax purposes and will not be amortized but is subject to annual impairment tests using a fair-value-based approach.  The Company is in the process of finalizing the purchase price allocation and, accordingly, the following allocation of the purchase price is subject to adjustment (in thousands):

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Cash	$125
Accounts receivable, net	1,183
Property and equipment	253
Other assets	(186)
Total assets acquired	1,375
Total liabilities assumed	848
Net assets acquired	527
Total purchase price	6,678
Goodwill and intangible assets acquired	$6,151

The estimated purchase price for LAL is as follows (in thousands, except share data):

Number of shares of common stock issued	54,604
Multiplied by PFSweb, Inc.'s stock price	$9.96
Share consideration	$544
Aggregate cash payments	4,000
Performance-based contingent payments and shareholders’ equity related adjustment	2,134
Total purchase price	$6,678

Pro Forma Information

The following table presents selected pro forma information, for comparative purposes, assuming the acquisitions of REV and LAL had occurred on January 1, 2013 (unaudited) (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenues	$60,938	$57,848	$179,719	$184,869
Net loss	(411)	(1,345)	(3,869)	(4,617)
Basic and diluted loss per share	(0.02)	(0.08)	(0.23)	(0.32)

The unaudited pro forma information combines the historical unaudited consolidated results of the Company’s operations and REV’s and LAL’s operations for the three and nine months ended September 30, 2014 and 2013 giving effect to the acquisitions and related events as if they had been consummated on January 1, 2013.  The unaudited pro forma total revenues and pro forma net loss are not necessarily indicative of the consolidated results of operations for future periods or the results of operations that would have been realized had the Company consolidated REV and LAL during the periods noted.

Acquisition Related Expenses

The Company recognized approximately $1.4 million of acquisition-related costs in total for both REV and LAL during the three months ended September 30, 2014, which are included in selling, general and administrative expenses in the consolidated statements of operations.

Basis of Presentation

The unaudited interim consolidated financial statements as of September 30, 2014, and for the three and nine months ended September 30, 2014 and 2013, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim consolidated financial statements of the Company include all adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2014, its results of operations for each of the three and nine months ended September 30, 2014 and 2013 and its cash flows for each of the nine months ended September 30, 2014 and 2013. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

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

Revenue and Cost Recognition

The Company derives revenue primarily from services provided under contractual arrangements with its clients or from the sale of products under its distributor agreements. The following revenue recognition policies define the manner in which the Company accounts for sales transactions.

The Company recognizes revenue when persuasive evidence of a sales arrangement exists, product shipment or delivery has occurred or services are rendered, the sales price or fee is fixed or determinable, and collectability is reasonably assured.

In instances where revenue is derived from sales of third-party vendor services, the Company records revenue on a gross basis when the Company is a principal to the transaction and net of costs when the Company is acting as an agent between the customer or client and the vendor.  The Company considers several factors to determine whether it is a principal or an agent, most notably whether the Company is the primary obligor to the vendor or customer, has established its own pricing and has inventory and credit risks, if applicable.

Product Revenue Activity

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

Under its distributor agreements (see Note 6), Supplies Distributors bills Ricoh for reimbursements of certain expenses, including: pass-through customer marketing programs, including rebates and co-op funds; certain freight costs; direct costs incurred in

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

passing on any price decreases offered by Ricoh to Supplies Distributors or its customers to cover price protection and certain special bids; the cost of products provided to replace defective product returned by customers; and certain other expenses as defined. Supplies Distributors records these reimbursable amounts as they are incurred as other receivables in the consolidated balance sheet with a corresponding reduction in either inventory or cost of product revenue. Supplies Distributors also records pass-through customer marketing programs as a reduction of both product revenue and cost of product revenue.

Service Fee Revenue Activity

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

The Company evaluates its contractual arrangements to determine whether or not they include multiple service elements.  Revenue recognition is determined for the separate service elements of the contract in accordance with the requirements of Accounting Standards Codification 605, “Revenue Recognition.” A deliverable constitutes a separate unit of accounting when it has standalone value and there are no return rights or other contingencies present for the delivered elements. The Company allocates revenue to each element based on estimated selling price. Each of the Company’s client contracts, and the related services, is unique, with individual needs and criteria customized for each client.  Each client engagement is scoped and priced separately and as such the Company is not able to establish vendor specific objective evidence of fair value for its services, nor is third-party evidence is available to establish standalone selling prices. Accordingly the Company uses management’s best estimate of selling price for the deliverables. The Company establishes its estimates considering internal factors such as margin objectives, pricing practices and controls as well as market conditions such as competitor pricing strategies.

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

Order management/customer care services relate primarily to taking customer orders for the Company’s clients’ products. These services also include addressing customer questions related to orders, as well as cross-selling/up-selling activities. Service fee revenue for this activity is recognized as the services are rendered. Fees charged to the client are on a per transaction basis based on either (i) a pre-determined fee per order or fee per telephone minutes incurred, (ii) a per dedicated agent fee, or (iii) are included in the product fulfillment service fees that are recognized on product shipment.

Professional consulting and technology service revenues primarily relate to service and support of eCommerce platforms, website solutions and quality control for the Company’s clients.  Additionally, the Company provides digital agency services that enable client marketing programs to attract new customers, convert buyers and increase website value. These fees are typically charged on either a per labor hour basis, a dedicated resource model, or a percent of merchandise shipped basis. Service fee revenue for this activity is generally recognized as the services are rendered.

The Company performs front-end set-up and integration services to support client eCommerce plaftorms and websites. When the Company determines these front-end set-up and integration services do not meet the criteria for recognition as a separate unit of accounting, the Company defers the start-up fees received and the related costs, and recognizes them over the contract term. See further discussion below. When the Company determines these front-end set-up and integration services do meet the criteria for recognition as a separate unit of accounting, for time and material arrangements, the Company recognizes revenue as services are rendered and costs as they are incurred. For fixed-price arrangements, the Company uses the completed contract method to recognize revenues and costs if reasonable and reliable cost estimates for a project cannot be made. If reasonable and reliable costs estimates for a project can be made, the Company recognizes revenue over the contract term on a proportional performance basis, as determined by the relationship of actual costs incurred compared to the estimated total contract costs.

The Company’s billings for reimbursement of out-of-pocket expenses, including travel and certain third-party vendor expenses such as shipping and handling costs and telecommunication charges, are included in pass-through revenue. The related reimbursable costs are reflected as cost of pass-through revenue.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

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

Accounts Receivable

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

Deferred Revenues and Deferred Costs

The Company primarily performs its services under multiple year contracts, certain of which include early termination provisions, and clients are obligated to pay for services performed. In conjunction with these long-term contracts, the Company sometimes receives start-up fees to cover its implementation costs, including certain technology infrastructure and development costs. When the Company determines that these start-up and integration activities do not meet the criteria for recognition as a separate unit of accounting, the Company defers the start-up fees received, and the related costs, and recognizes them over the contract term, which the Company believes is the best estimate of the expected relationship term. The amortization of deferred revenue is included as a component of service fee revenue. The amortization of deferred implementation costs is included as a cost of service fee revenue. To the extent implementation costs for non-technology infrastructure and development exceed the corresponding fees received, the excess costs are expensed as incurred.

 Current and non-current deferred implementation costs, excluding technology and development costs, are a component of prepaid expenses and other current assets and other assets, respectively.

Investment in Subsidiaries

PFS has made advances to Supplies Distributors that are evidenced by a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Subordinated Note cannot be increased to more than $5.0 million or decreased to less than $2.5 million without prior approval of certain of the Company’s lenders. As of September 30, 2014 and December 31, 2013, the outstanding balance of the Subordinated Note was $2.5 million and $3.5 million, respectively. The Subordinated Note is eliminated in the Company’s consolidated financial statements.

PFS has also made advances to Retail Connect, which totaled $11.1 million at both September 30, 2014 and December 31, 2013, and to LAL, which totaled $0.4 million as of September 30, 2014.  PFS has received the approval of its lender to advance incremental amounts to certain of its subsidiaries and/or affiliates, if needed, subject to certain financial covenants, as defined. PFSweb, Inc. has also advanced to Retail Connect an additional $8.5 million as of September 30, 2014 and December 31, 2013. All of these advances are eliminated upon consolidation.

Concentration of Business and Credit Risk

No service fee client or product revenue customer represented more than 10% of the Company’s consolidated total net revenues during the nine months ended September 30, 2014 or the Company’s consolidated accounts receivable as of September 30, 2014.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

A summary of the nonaffiliated customer and client concentrations is as follows:

	Nine Months Ended
	September 30,
	2014	2013
Product Revenue (as a percentage of total Product Revenue):
Customer 1	13%	15%
Customer 2	12%	12%
Service Fee Revenue (as a percentage of total Service Fee Revenue):
Client 1	—	10%

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

The Company has multiple arrangements with International Business Machines Corporation (“IBM”) and Ricoh. These arrangements include Supplies Distributors’ distributor agreements and certain of Supplies Distributors’ working capital financing agreements. The majority of Supplies Distributors’ revenue is generated by its sale of product purchased from Ricoh. Supplies Distributors also relies upon Ricoh’s sales force and product demand generation activities and the discontinuance of such services would have a material impact upon Supplies Distributors’ business. In addition, Supplies Distributors has product sales to IBM and Ricoh business affiliates.

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

Property and Equipment

The Company’s property held under capital leases totaled approximately $5.3 million and $4.0 million, net of accumulated amortization of approximately $4.5 million and $4.4 million, at September 30, 2014 and December 31, 2013, respectively. Depreciation and amortization expense related to capital leases during the nine months ended September 30, 2014 and 2013 was $1.9 million and $2.0 million, respectively.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Income Taxes

The Company records a tax provision primarily associated with state income taxes and its foreign operations. The Company has recorded a valuation allowance for the majority of its net deferred tax assets, which are primarily related to its net operating loss carryforwards and certain foreign deferred tax assets.

Cash Paid for Interest and Taxes

The Company made payments for interest of approximately $0.5 million and $0.6 million in the nine month periods ended September 30, 2014 and 2013, respectively. Income taxes of approximately $0.4 million and $0.5 million were paid by the Company during the nine month periods ended September 30, 2014 and 2013, respectively.

Impact of Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 is applicable for fiscal years beginning after December 15, 2016, including interim periods therein, and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  Early adoption is not permitted. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements and related disclosures.

3. NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share are computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Stock options not included in the calculation of diluted net loss per common share for the nine months ended September 30, 2014, and 2013 were 1.8 million and 2.2 million, respectively, as the effect would be anti-dilutive.

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

During the nine months ended September 30, 2014 the Company issued an aggregate of 179,500 options to purchase shares of common stock to directors, employees and outside consultants of the Company, which generally vest over a three-year period.

Total stock-based compensation expense was $2.5 million and $1.2 million for the nine months ended September 30, 2014 and 2013, respectively, and was included as a component of selling, general and administrative expenses in the consolidated statements of operations.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

5. VENDOR FINANCING

Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of Ricoh products in the United States, providing financing for eligible Ricoh inventory and certain receivables up to $15.0 million. The agreement has no stated maturity date and provides either party the ability to exit the facility following a 90-day notice. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility, which were $10.6 million and $9.8 million as of September 30, 2014 and December 31, 2013, respectively, as accounts payable in the consolidated balance sheets. As of September 30, 2014, Supplies Distributors had $2.3 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. The credit facility also contains financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and is secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFS. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $2.5 million and the Company is required to maintain a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (3.75% as of September 30, 2014). The facility also includes a monthly service fee.

6. DEBT AND CAPITAL LEASE OBLIGATIONS;

Outstanding debt and capital lease obligations consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
Loan and security agreements
Supplies Distributors	$3,659	$3,776
PFS	1,123	1,473
Master lease agreements	6,198	4,973
Other	324	885
Total	11,304	11,107
Less current portion of long-term debt	7,428	8,231
Long-term debt, less current portion	$3,876	$2,876

Loan and Security Agreement – Supplies Distributors

Supplies Distributors has a loan and security agreement with Wells Fargo Bank, National Association (“Wells Fargo”) to provide financing for up to $12 million of eligible accounts receivable in the United States and Canada. As of September 30, 2014, Supplies Distributors had $2.0 million of available credit under this agreement. The Wells Fargo facility expires on the earlier of March 2016 or the date on which the parties to the Ricoh distributor agreement no longer operate under the terms of such agreement and/or Ricoh no longer supplies products pursuant to such agreement. Borrowings under the Wells Fargo facility accrue interest at prime rate plus 0.25% to 0.75% (3.75% as of September 30, 2014) or Eurodollar rate plus 2.5% to 3.0%, dependent on excess availability and subject to a minimum of 3.0%, as defined. The interest rate as of September 30, 2014 was 3.75% for $2.7 million of outstanding borrowings and 3.0% for $1.0 million of outstanding borrowings. As of December 31, 2013, the interest rate was 3.75% for the outstanding borrowings. This agreement includes a monthly service fee and contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. This agreement also contains financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFS. Additionally, PFS is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $2.5 million, may not maintain restricted cash of more than $5.0 million and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks pursuant to which a security interest was granted to Wells Fargo for all U.S. and Canadian customer remittances received in specified bank accounts.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Loan and Security Agreement – PFS

PFS has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”). The Comerica Agreement provides for up to $17.0 million ($20.0 million during certain peak months) of eligible accounts receivable financing (“Working Capital Advances”) through March 2016. The Comerica Agreement also provides for up to $2.0 million of eligible equipment advances (“Equipment Advances”) through March 2015, with a final maturity date of September 15, 2017. As of September 30, 2014, PFS had $16.9 million of available credit under the Working Capital Advance portion of this facility and $1.5 million available for Equipment Advances. Effective March 31, 2014, borrowings under the Working Capital Advance portion of the Comerica Agreement accrue interest at prime rate plus 1% (4.25% at September 30, 2014) while the Equipment Advances accrue interest at prime rate plus 1.5% (4.75% at September 30, 2014). The Comerica Agreement includes a monthly service fee and contains cross default provisions and various restrictions upon PFS’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the Subordinated Note receivable from Supplies Distributors to a maximum of $5.0 million. Comerica has provided approval for PFS to advance incremental amounts subject to certain financial covenants, as defined, to certain of its subsidiaries and/or affiliates, if needed. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb, Inc.

Factoring Agreement

Supplies Distributors’ European subsidiary has a factoring agreement with BNP Paribas Fortis Factor that provides factoring for up to 7.5 million euros (approximately $9.4 million as of September 30, 2014) of eligible accounts receivable through March 2015. This factoring agreement is accounted for as a secured borrowing. There were no outstanding borrowings under this agreement as of September 30, 2014 or December 31, 2013.  As of September 30, 2014, Supplies Distributors’ European subsidiary had approximately 0.5 million euros (approximately $0.6 million) of available credit under this agreement. Borrowings accrue interest at Euribor plus 0.7% (0.7% at September 30, 2014).

Debt Covenants

To the extent the Company or any of its subsidiaries fail to comply with its covenants applicable to its debt or vendor financing obligations, including the monthly financial covenant requirements, such as profitability and cash flow, and required level of shareholders’ equity or net worth (as defined), the Company would be required to obtain a waiver from the lender or the lender would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral and enforcement of payment under the Company parent guarantee. Any acceleration of the repayment of the credit facilities may have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. As of and for the nine months ended September 30, 2014, the Company was in compliance with all debt covenants.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues (in thousands):
PFSweb	$39,754	$32,471	$111,645	$106,846
Business and Retail Connect	20,627	23,592	67,482	75,610
Eliminations	(3,286)	(2,510)	(10,760)	(7,577)
	$57,095	$53,553	$168,367	$174,879
Income (loss) from operations (in thousands):
PFSweb	$(2,817)	$(1,823)	$(7,347)	$(5,153)
Business and Retail Connect	400	153	1,312	646
	$(2,417)	$(1,670)	$(6,035)	$(4,507)
Depreciation and amortization (in thousands):
PFSweb	$2,839	$2,399	$8,520	$7,417
Business and Retail Connect	42	39	129	116
	$2,881	$2,438	$8,649	$7,533
Capital expenditures (in thousands):
PFSweb	$1,396	$2,028	$4,298	$5,174
Business and Retail Connect	8	55	31	71
	$1,404	$2,083	$4,329	$5,245

	September 30,	December 31,
	2014	2013
Assets (in thousands):
PFSweb	$98,265	$98,745
Business and Retail Connect	40,623	47,116
Eliminations	(10,434)	(13,825)
	$128,454	$132,036

8. COMMITMENTS AND CONTINGENCIES

The Company received municipal tax abatements in certain locations. In prior years, the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to the Company’s tax abatement. The Company disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against the Company and the timing of the related payments has not been finalized. As of September 30, 2014, the Company believes it has adequately accrued for the expected assessment.

In April 2010, a sales employee of eCOST (the former name of Retail Connect) was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. In August 2012, the employee pleaded guilty to a misdemeanor. Neither the Company nor eCOST have been charged with any criminal activity, and the Company is seeking the recovery of the funds that are currently classified as other receivables on the September 30, 2014 and December 31, 2013 balance sheets. Based on the information available to date, the Company is unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or the inability of

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

the Company to recover such funds or any significant portion thereof, or any costs and expenses incurred by the Company in connection with this matter will not have a material adverse effect upon the Company’s financial condition or results of operations.

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

•	our dependence upon our agreements with our major clients;
•	our client mix, their business volumes and the seasonality of their business;
•	our ability to finalize pending client and customer contracts;
•	the impact of strategic alliances and acquisitions;
•	our ability to successfully integrate acquisitions;
•	trends in e-commerce, outsourcing, government regulation, both foreign and domestic, and the market for our services;
•	whether we can continue and manage growth;
•	increased competition;
•	our ability to generate more revenue and achieve sustainable profitability;
•	effects of changes in profit margins;
•	the customer and supplier concentration of our business;
•	our reliance on third-party subcontracted services;
•	the unknown effects of possible system failures and rapid changes in technology;
•	foreign currency risks and other risks of operating in foreign countries;
•	potential litigation;
•	our dependency upon key personnel;
•	the impact of new accounting standards, and changes in existing accounting rules or the interpretations of those rules;
•	our ability to raise additional capital or obtain additional financing;
•	our ability, and the ability of our subsidiaries, to borrow under current financing arrangements and maintain compliance with debt covenants;
•	our relationship with, and our guarantees of, certain of the liabilities and indebtedness of our subsidiaries; and
•	taxation on the sale of our products and provision of our services.

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

Overview

We are a global business process outsourcing provider of end-to-end and other eCommerce solutions and services. We provide these solutions and services to major brand name companies and others seeking to optimize their supply chain and to enhance their traditional and online business channels and initiatives. We derive our revenues from providing a broad range of services using three different seller services financial models: 1) the Service Fee model, 2) the Agent (or Flash) model and 3) the Retail model.

We refer to the standard PFSweb seller services financial model as the Service Fee model. In this model, our clients own the inventory and are the merchants of record and engage us to provide various business outsourcing services in support of their business operations. We derive our service fee revenues from a broad range of service offerings that include digital marketing, eCommerce technologies, order management, customer care, logistics and fulfillment, financial management and professional consulting. We offer our services as an integrated solution, which enables our clients to outsource their complete infrastructure needs to a single source and to focus on their core competencies. We currently provide services to clients that operate in a range of vertical markets, including technology manufacturing, computer products, cosmetics, fragile goods, coins and collectibles, contemporary home furnishings, apparel, aviation, telecommunications, consumer electronics and consumer packaged goods, among others.

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

In general, we provide the Service Fee model through our PFS, REV, LAL and Supplies Distributors subsidiaries, the Agent (or Flash) model through our PFS and Supplies Distributors subsidiaries and the Retail model through our Supplies Distributors and PFSweb Retail Connect subsidiaries.

Growth is a key element to achieving our future goals, including achieving and maintaining sustainable profitability. Growth in our Service Fee and Agent models is driven by two main elements: new client relationships and organic growth from existing clients. We focus our sales efforts on larger contracts with brand-name companies within four primary target markets, health and beauty, home goods and collectibles, fashion and consumer packaged goods, which, by nature, require a longer duration to close but also have the potential to be higher-quality and longer duration engagements. In September, we acquired REV and LAL to expand our service offering capabilities, add new client relationships and enhance our growth opportunities.  Based on the timing of these acquisitions, we are only receiving partial year benefit in the three and nine months ended September 30, 2014.

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

Results of Operations For the Interim Periods Ended September 30, 2014 and 2013

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenue (in millions):

	Three Months Ended September 30,					Nine Months Ended September 30,
				% of Net Revenues					% of Net Revenues
	2014	2013	Change	2014	2013	2014	2013	Change	2014	2013
Revenues
Product revenue, net	$17.3	$21.5	$(4.2)	30.4%	40.1%	$57.2	$69.7	$(12.5)	34.0%	39.8%
Service fee revenue	31.4	23.9	7.5	55.0%	44.7%	86.4	78.7	7.7	51.3%	45.0%
Pass-through revenue	8.3	8.2	0.1	14.6%	15.2%	24.8	26.5	(1.7)	14.7%	15.2%
Total net revenues	57.0	53.6	3.4	100.0%	100.0%	168.4	174.9	(6.5)	100.0%	100.0%
Cost of Revenues
Cost of product revenue (1)	16.4	20.2	(3.8)	94.6%	94.1%	54.0	65.2	(11.2)	94.4%	93.6%
Cost of service fee revenue (2)	22.0	16.2	5.8	70.1%	67.7%	60.4	53.3	7.1	69.9%	67.7%
Pass-through cost of revenue (3)	8.3	8.2	0.1	100.0%	100.0%	24.8	26.5	(1.7)	100.0%	100.0%
Total cost of revenues	46.7	44.6	2.1	81.9%	83.2%	139.2	145.0	(5.8)	82.6%	82.9%
Product revenue gross profit	0.9	1.3	(0.4)	5.4%	5.9%	3.2	4.5	(1.3)	5.6%	6.4%
Service fee gross profit	9.4	7.7	1.7	29.9%	32.3%	26.0	25.4	0.6	30.1%	32.3%
Pass-through gross profit	—	—	—	—	—	—	—	—	—	—
Total gross profit	10.3	9.0	1.3	18.1%	16.8%	29.2	29.9	(0.7)	17.4%	17.1%
Selling General and Administrative expense	12.8	10.7	2.1	22.4%	19.9%	35.3	34.4	0.9	20.9%	19.7%
Loss from operations	(2.5)	(1.7)	(0.8)	(4.2)%	(3.1)%	(6.1)	(4.5)	(1.6)	(3.6)%	(2.6)%
Interest expense, net	0.1	0.1	(0.0)	0.3%	0.3%	0.4	0.6	(0.2)	0.3%	0.3%
Loss before income taxes	(2.6)	(1.8)	(0.8)	(4.5)%	(3.4)%	(6.5)	(5.1)	(1.4)	(3.9)%	(2.9)%
Income tax expense (benefit), net	(0.1)	0.2	(0.3)	(0.1)%	0.2%	0.2	0.4	(0.2)	0.1%	0.2%
Net loss	$(2.5)	$(2.0)	$(0.5)	(4.4)%	(3.6)%	$(6.7)	$(5.5)	$(1.2)	(4.0)%	(3.1)%
(1)	% of net revenues represents the percent of Product revenue, net.
(2)	% of net revenues represents the percent of Service fee revenue.
(3)	% of net revenues represents the percent of Pass-through revenue.

Product Revenue, net. Product revenue was $17.3 million for the three months ended September 30, 2014, which represents a decrease of $4.2 million or 19.3% as compared to the same quarter of the prior year. In the nine months ended September 30, 2014, product revenue was $57.2 million, which represents a decrease of $12.5 million or 17.9% as compared to the same period of the prior year. This reduction in revenue is primarily due to the operational restructuring by Ricoh of its business, which has resulted, and is expected to continue to result, in lower product revenue of Ricoh products.  Product revenue on a comparative basis includes the effect of the transition of a client from a Retail model to a Service Fee model in late 2013. We currently expect product revenue to continue to decline by approximately 20% as compared to the prior year and be approximately $70 million to $75 million in 2014.

Service Fee Revenue. The increase in service fee revenue for the three and nine months ended September 30, 2014 as compared to the same periods of the prior year was primarily due to the impact of expanded and new client relationships that began in 2013 and and 2014, including service fee revenues generated by our newly acquired subsidiaries REV and LAL, in September 2014, partially offset by the conclusion or reduction of operations of several client programs during 2013 (including a client that accounted for approximately 10% of our service fee revenue in the first nine months of 2013).

The change in service fee revenue, excluding pass-through revenue, is shown below ($ millions):

	Three	Nine
	Months	Months
Period ended September 30, 2013	$23.9	$78.7
New service contract relationships	4.8	6.8
REV and LAL revenue	1.0	1.0
Change in existing client service fees	4.9	10.0
Terminated clients not included in 2014 revenue	(3.2)	(10.1)
Period ended September 30, 2014	$31.4	$86.4

When considering client relationships, we define an existing client to be a client from whom we earned revenue in both the current and prior year periods, we define a new client to be a client from whom we only earned revenue in the current year periods, and we define a terminated client as a client from whom we only earned revenue in the prior year periods. On an annual comparison basis, our service fee revenue will continue to reflect the negative impact of the conclusion or anticipated reduction of operations of several client programs. However, based on current client projections, we expect the reduction in revenue derived from these terminated and reduced client programs to be more than offset by new service fee revenue generated by new or expanded client opportunities in 2014 and revenues generated by our newly acquired subsidiaries, REV and LAL. For 2014, we are currently targeting an increase in annual service fee revenues of approximately 10% as compared to 2013.

Cost of Product Revenue. The cost of product revenue decreased by $3.8 million, or 18.9%, to $16.4 million in the three months ended September 30, 2014. The resulting gross profit margin was $0.9 million, or 5.4% of product revenue, for the three months ended September 30, 2014 and $1.3 million, or 5.9% of product revenue, for the comparable 2013 period. The cost of product revenue decreased by $11.2 million, or 17.3%, to $54.0 million in the nine months ended September 30, 2014. The resulting gross profit margin was $3.2 million, or 5.6% of product revenue, for the nine months ended September 30, 2014 and $4.5 million, or 6.4% of product revenue, for the comparable 2013 period. The decrease in gross profit percentage for the three and nine months ended September 30, 2014 was primarily due to the operational restructuring of Ricoh, which resulted in a higher percentage of our product revenue generated from lower gross margin product categories and other inventory adjustments. The gross profit margin for the 2013 period includes the impact of incremental gross margin earned on product sales resulting from certain product price increases and the impact of certain incremental inventory cost reductions. We currently expect our product revenue gross profit margin to be between 5% and 6% in 2014.

Cost of Service Fee Revenue. Gross profit as a percentage of service fees declined to 29.9% in three month period ended September 30, 2014 from 32.3% in the same period of 2013. In the nine month period, gross profit as a percentage of service fees declined to 30.1% from 32.3% in the same period of 2013. The gross margin percentage in each period included the benefit of higher margin project activity.  In addition, the three and nine month periods in 2013 included an incremental benefit of $0.2 million and $1.2 million, respectively, applicable to certain client transition related agreements.

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

Selling, General and Administrative Expenses. Selling, General and Administrative expenses for the three months ended September 30, 2014 and 2013 were $12.8 million and $10.7 million, respectively. As a percentage of total net revenue, selling, general and administrative expenses were 22.4% in the three months ended September 30, 2014 and 19.9% in the prior year period. In the nine months ended September 30, 2014, selling, general and administrative expenses were $35.3 million, or 20.9% of total net revenue, as compared to $34.4 million, or 19.7% of total net revenue in the comparable period of 2013. The three and nine months ended September 30, 2014 includes $1.4 million and $1.5 million, respectively, of incremental professional fees and other expenses associated with our acquisition activity.  Excluding these costs, selling, general and administrative expenses as a percent of total net revenue would have been 20.0% in each of the three and nine month periods ended September 30, 2014.  The increased percentage for the nine month period in 2014 is also due to a significant reduction in product revenue between years which did not result in a corresponding decrease in selling, general and administrative expenses, an increase in non-cash stock compensation expense in 2014 and an increase in other costs incurred to support our service fee business, including depreciation and amortization expense. The nine months ended September 30, 2013 includes approximately $2.5 million of certain restructuring and other charges that did not occur in the 2014 period. Excluding these restructuring and other charges, as a percent of total net revenue, selling, general and administrative expenses were 18.2% in the nine months ended September 30, 2013.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2014, we generated $10.4 million of cash from operating activities, primarily due to a:

•

$12.2 million decrease in accounts receivable primarily applicable to reduced service fee revenue activity as compared to our December seasonal peak period and reduced Ricoh related business volumes; and

•	$4.2 million of cash income from operations before working capital changes.

These sources of cash were partially offset by a:

•

$6.4 million decrease in accounts payable, deferred revenue, accrued expenses and other liabilities in part due to reduced service fee business liabilities due to reduced business volumes following the seasonally higher fourth quarter; and

•	$0.5 million increase in inventories primarily applicable to our Ricoh related product revenue business.

At September 30, 2014 and 2013, our accounts payable and accrued expenses were higher than normal operating levels due to the timing of various vendor and client reimbursement payments.

During the nine months ended September 30, 2013, we generated $3.4 million of cash from operating activities, primarily due to a:

•	$8.1 million decrease in accounts receivable mostly applicable to our services business following the holiday seasonal peak period and reduced Ricoh related product revenue business volumes;
•	$7.3 million reduction in inventories related to reduced Ricoh related product revenue business volumes; and
•	$3.4 million of cash income from operations before working capital changes; and

These sources of cash were partially offset by a $15.2 million decrease in accounts payable, deferred revenue, accrued expenses and other liabilities related to reduced inventory purchases as a result of a reduction in Ricoh related product revenue business volumes, reduced service fee business payables and accrual levels and a reduction related to timing of various vendor and client reimbursables.

We incurred capital expenditures of $4.3 million and $5.2 million in the nine month periods ended September 30, 2014 and 2013, respectively, exclusive of $4.0 million and $1.3 million, respectively, of property and equipment acquired under debt and capital lease financing, which consisted primarily of payments for capitalized software costs and equipment purchases.  In addition, we paid $5.2 million of cash to purchase REV and LAL in the nine months ended September 30, 2014, net of cash acquired.  Payments on debt and capital leases, net of any proceeds from debt, of $3.8 million were partially offset by proceeds from the issuance of common stock of $1.0 million in the nine months ended September 30, 2014.  In the nine months ended September 30, 2013, net proceeds of $14.5 million from the issuance of common stock, including an equity offering in May, were partially offset by payments on debt and capital leases, net of any proceeds from debt.

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

During the nine months ended September 30, 2014, our working capital decreased to $15.0 million from $26.4 million at December 31, 2013 due to the following key factors: the purchase price paid for non-working capital related asset and liabilities of REV and LAL, including performance-based contingent payments, acquisition related expenses, capital expenditures, and paydown of debt facilities, which were partially offset by income from operations before working capital changes and proceeds from issuance of common stock. The performance-based contingent payments include future earn-out payments payable in 2015 and 2016 based on

REV’s and LAL’s 2014 and 2015 financial targets, of which $6.25 million is the aggregate maximum contractual earn-out for REV and LAL combined.  To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities or entering into new debt agreements. No assurances can be given we will be successful in obtaining any additional financing or the terms thereof. We currently believe our cash position, financing available under our credit facilities and funds generated from operations will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our current debt and lease obligations, and additional loans to our subsidiaries, if necessary, for at least the next twelve months.

As described above, we have provided collateralized guarantees to secure the repayment of certain of our subsidiaries’ credit facilities. Many of these facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other credit facilities and agreements. These covenants include, among others, minimum levels of net worth, profitability and cash flow (as defined) and restrictions on the ability of the borrower subsidiaries to advance funds to other borrower subsidiaries. As a result, it is possible for one or more of these borrower subsidiaries to fail to meet their respective covenants even if another borrower subsidiary otherwise has available excess funds, which, if not restricted, could be used to cure the default. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity, and we are not able to obtain a waiver, the lenders would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral and enforcement of payment under our parent guarantee. A requirement to accelerate the repayment of the credit facility obligations may have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all such obligations. As of September 30, 2014, we were in compliance with all debt covenants. Further, non-renewal of any of our credit facilities may have a material adverse impact on our business and financial condition. We do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.

During September 2014, we purchased two new businesses to enhance our service offering capabilities and enhance our growth opportunities. We financed these purchases using our existing cash on hand. In the future, we may attempt to acquire other businesses or seek an equity or strategic partner to generate capital or expand our services or capabilities in connection with our efforts to grow our business. Acquisitions involve certain risks and uncertainties and may require additional financing. Therefore, we can give no assurance with respect to whether we will be successful in identifying businesses to acquire or an equity or strategic partner, whether we or they will be able to obtain financing to complete a transaction, or whether we or they will be successful in operating the acquired business.

We receive municipal tax abatements in certain locations. In prior years, we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to our tax abatement. We disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against us and the timing of the related payments has not been finalized. As of September 30, 2014, we believe we have adequately accrued for the expected assessment.

In April 2010, a sales employee of eCOST.com, Inc. (“eCOST”, the former name of Retail Connect) was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. In August 2012, the employee pleaded guilty to a misdemeanor. Neither the Company nor eCOST have been charged with any criminal activity, and we are seeking the recovery of such funds, which are currently classified as other receivables in the September 30, 2014 financial statements. Based on the information available to date, we are unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or our inability to recover such funds or any significant portion thereof, or any costs and expenses we may incur in connection with such matter will not have a material adverse effect upon our financial condition or results of operations.

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

Supplies Distributors’ European subsidiary has a factoring agreement with BNP Paribas Fortis Factor (“BNP Paribas”) to provide factoring for up to 7.5 million Euros (approximately $9.4 million at September 30, 2014) of eligible accounts receivables through March 2015.

These credit facilities contain cross default provisions, various restrictions upon the ability of Supplies Distributors and its subsidiaries to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as cash flow from operations, annualized revenue to working capital, net profit after tax to revenue, minimum net worth and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFS. Additionally, we are required to maintain a subordinated loan to Supplies Distributors of no less than $2.5 million, not maintain restricted cash of more than $5.0 million, are restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure and a minimum shareholders’ equity of at least $18.0 million. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or its subsidiaries under these facilities if they are unable to do so. We have also provided a guarantee of substantially all of the obligations of Supplies Distributors and its subsidiaries to IBM and Ricoh.

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

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). As of September 30, 2014, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the period that ended on September 30, 2014, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2014, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of Ricoh product inventory, was approximately $22 million. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. Any non-renewal, default under or acceleration of any of our credit facilities may have a material adverse impact upon our business and financial condition. In addition we have provided $2.5 million of subordinated indebtedness to Supplies Distributors as of September 30, 2014. The maximum level of this subordinated indebtedness to Supplies Distributors that may be provided without approval from our lenders is $5.0 million. The restrictions on increasing this amount without lender approval may limit our ability to comply with certain loan covenants or grow and support Supplies Distributors’ business. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so.

We recently completed two acquisitions and are currently integrating these businesses into our operations.  We may be unable to effectively complete these integrations and may be unable to fully realize any anticipated benefits of these acquisitions.

In September 2014, we completed the acquisitions of REV and LAL, which operate as our wholly-owned subsidiaries. Such acquisitions involve numerous operational risks, including difficulties in integrating operations, technologies, services and personnel; the diversion of financial and management resources from existing operations; the potential loss of key employees following an acquisition; and the inability to generate sufficient revenue to offset acquisition or investment costs. In addition, there can be no assurance of the ability of the acquired companies following the acquisition to maintain and grow their revenues and operating margins.

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

Sales by Supplies Distributors to two customers in the aggregate accounted for approximately 25% of Supplies Distributors’ total product revenue and 9% of consolidated net revenues in the nine month period ended September 30, 2014. The loss of one or both of such customers, or non-payment of any material amount by these or any other customer would have a material adverse effect upon Supplies Distributors’ business results of operations and financial condition.

Risks Related to Our Stock

Our stock price could decline if a significant number of shares become available for sale.

As of September 30, 2014, we have an aggregate of 1.8 million stock options outstanding to employees, directors and others with a weighted average exercise price of $5.26 per share. The shares of common stock that may be issued upon exercise of these options may be resold into the public market. In addition, based on the Company’s 2013 financial results, approximately 449,000 performance shares of common stock issued under the Company’s stock option and equity incentive plan may vest, subject to satisfaction of vesting conditions, over the next three years.  Depending on the Company’s 2014 financial results, the Company may issue up to an aggregate maximum of approximately 311,000 performance shares of common stock under the Company’s stock option and equity incentive plan, which, if issued, will vest, subject to certain vesting conditions, over four years, beginning in 2014.  We have issued an aggregate of approximately 40,700 deferred stock units to the non-employee members of our Board of Directors under our outside director compensation program under which the underlying shares will be issued upon the termination of service of the holder.  The current and future issuance and/or vesting of shares of our common stock under the foregoing stock options, performance shares and deferred stock units, sales of substantial amounts of common stock in the public market following the issuance and/or vesting of such shares, and/or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.

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
10.1*

Stock Purchase Agreement dated September 3, 2014 by and among Priority Fulfillment Services, Inc., REV Solutions Limited, Steven J. Stephan, the Ashu Chahal Irrevocable Children’s Trust, the Babu Venkatesh Irrevocable Children’s Trust, Babu Venkatesh, and Ashu Chahal.

10.2*	Stock Purchase Agreement dated September 22, 2014 by and among Priority Fulfillment Services, Inc., Mark Moskal and Neil Nylander.
31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).
(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended December, 31, 2005 filed on March 31, 2006.
(3)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 13, 2007.
(4)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 2, 2008.
(5)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 14, 2009.
(6)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 2, 2010.
(7)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 18, 2013.
*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2014

PFSweb, Inc.
By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer
Chief Accounting Officer
Executive Vice President