Form 10-K/A
period 2014-12-31
PFSWEB INC
filed 2015-04-30
CIK 1095315

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

EXPLANATORY NOTE

On March 23, 2014, we filed our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). The Original Filing intended to incorporate Part III of Form 10-K by reference to the Company’s definitive proxy statement (to be subsequently filed). This Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing, is being filed to provide the disclosure required by Part III of Form 10-K.

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

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

The following information, which has been provided by the individuals named, sets forth for each member of the Board of Directors, such person’s name, age, principal occupation or employment during at least the past five years, the name of the corporation or other organization, if any, in which such occupation or employment is carried on and the period during which such person has served as a director of the Company. The following information also identifies and describes the key experience, qualifications and skills our directors bring to the Board that are important in light of our business and structure. The directors’ experiences, qualifications and skills that the Board considered in their nomination are included in their individual biographies. Each of the directors serve terms that expire annually.

David I. Beatson, age 67, has served as a non-employee Director since November 2000. Mr. Beatson is Chief Executive Officer of Ascent Advisors, LLC a consulting firm he founded in 2000. The firm provides strategic direction to firms in the logistics and supply chain industry as well as merger and acquisition advice for private equity firms investing in the industry. Mr. Beatson is a recognized leader in the field of transportation, logistics and supply chain management having served as Chairman and CEO of several leading companies in the industry. From 2007 until 2012 he was CEO of Globalware Solutions (“GWS”), a global supply chain management solution provider with facilities in North America, Asia and Europe. From July 2003 to April 2005, Mr. Beatson served as Regional CEO North America and Member of the Executive Board of Panalpina, Inc., a leading provider of international air and sea freight forwarding, customs brokerage and third party logistics services. From July 1998 to June 2000, Mr. Beatson served as Chairman, President and CEO of Circle International Group, Inc., a global transportation and logistics company. From 1991 to June 1994, Mr. Beatson served as vice-president of sales and marketing and then from June 1994 until July 1998 as president and CEO of Emery Worldwide, a global transportation and logistics company. Prior to 1991, Mr. Beatson held several management positions in the logistics and transportation industry, including American Airlines and CF Airfreight. He also serves on the board of Descartes Systems (NASDAQ: DSGX) and two privately held companies. The Board of Directors believes the characteristics that qualify Mr. Beatson for the Board include his long-term experience in the transportation, logistics and supply chain management industry, leadership experience and judgment and knowledge of the Company’s business. He received his BS in Business Administration with Honors from The Ohio State University and his MBA from the University of Cincinnati.

James F. Reilly, age 56, has served as a non-employee Director of the Company since its inception in 1999, as lead director from June 2010 to March 2013 and as Chairman since March 2013. Mr. Reilly has been an investment banker since 1983 and is currently the Managing Partner of Stonepine Advisors, LLC, an investment banking firm focused on high growth technology companies. Until June 2010, he was a Senior Advisor to Needham & Company, LLC, a nationally recognized investment banking and asset management firm focused primarily on serving emerging growth industries and their investors. He served in various capacities with Needham & Company, LLC, since January 2004 including Head of West Coast Investment Banking. Previously he was a Managing Director of J.P. Morgan Securities, Inc., an investment banking firm, and a Managing Director in the Technology Group of Warburg Dillon Read, the global investment banking division of UBS AG. From 1983 to 1999, Mr. Reilly was associated with Warburg Dillon Read or one of its predecessor companies and specialized in corporate finance advisory work for a broad range of technology companies. Mr. Reilly is also a director of Equalis, LLC, a privately held provider of commercial support services for open source math. The Board of Directors believes the characteristics that qualify Mr. Reilly for the Board and serving as Chairman include his financial and investment background, leadership experience and judgment and knowledge of the Company’s business.

Benjamin Rosenzweig, age 30, was appointed as a non-employee Director of the Company in May 2013 in accordance with the provisions of a settlement agreement (the “Settlement Agreement”) between the Company and Privet Fund, L.P. and its affiliates (“Privet”). Mr. Rosenzweig is currently a partner at Privet Fund Management LLC. Prior to joining Privet in September 2008, Mr. Rosenzweig served as an investment banking analyst in the corporate finance group of Alvarez and Marsal from June 2007 until May 2008, where he completed multiple distressed mergers and acquisitions, restructurings, capital formation transactions and similar financial advisory engagements across several industries. Mr. Rosenzweig is currently a Director of Startek, Inc. (NYSE:SRT), where he serves as chair of the Audit Committee and on the Compensation Committee and Nominating & Governance Committee, and RELM Wireless Corp. (NYSE MKT: RWC), where he serves on the Compensation Committee. Mr. Rosenzweig graduated magna cum laude from Emory University with a Bachelor of Business Administration degree in Finance and a second major in Economics.

Monica Luechtefeld, age 66, has served as a non-employee Director of the Company since April 2014. Ms. Luechtefeld, a recognized leader in eCommerce & Internet Retailing, founded her own consultancy firm in 2012 to provide advisory services in eCommerce strategy as well as online marketing and emerging digital media. From 1993 to 2012, Ms. Luechtefeld held various executive roles within Office Depot, Inc., a Fortune 200 company. She was Executive Vice President eCommerce and Direct Marketing and most recently served as Executive Vice President of European eCommerce. Her previous leadership positions included Executive Vice President Supply Chain and Information Technology, as well as marketing, sales and business development roles.

Ms. Luechtefeld received her B.S. degree from Mount St. Mary’s College and her M.B.A. from the University of Notre Dame. She also received an honorary doctorate degree from Mount St. Mary’s College. The Board of Directors believes the characteristics that qualify Ms. Luechtefeld for the Board include her business and leadership experience and judgment and her broad eCommerce industry knowledge.

Michael C. Willoughby, age 51, has served as Chief Executive Officer and a Director since March 2013, as President of PFSweb, Inc. since September 2010 and as Chief Information Officer of the Company since October 2001. Mr. Willoughby has previously served as President of Priority Fulfillment Services, a subsidiary of the Company, from February 2006 to September 2010. From 1999 to 2001, Mr. Willoughby served the Company as Vice President of E-Commerce. Prior to joining the Company, Mr. Willoughby served as President and Chief Executive Officer of Design Technologies, Inc., an e-commerce software development firm from 1994 to 1999. Prior to founding Design Technologies, Inc., Mr. Willoughby served as President and Chief Executive Officer of Integration Services, Inc., an IT consulting services company. Mr. Willoughby received his Bachelor of Business Administration degree in Information Systems from Abilene Christian University. The Board of Directors believes the characteristics that qualify Mr. Willoughby for the Board include his long-term experience in the ecommerce industry, expertise in information technology, leadership experience and judgment and extensive knowledge of the Company’s business.

Shinichi Nagakura, age 51, was appointed as a non-employee Director of the Company in May 2013 in accordance with the provisions of a Securities Purchase Agreement (the “Purchase Agreement”) between the Company and transcosmos inc. (“TCI”), a leading Japanese business process outsourcing company. Mr. Nagakura has been an officer of TCI and/or its affiliates for the last 15 years, including serving as a Director of TCI since 2006, and has experience in investments, business development and sales/marketing in the US and Japan. Prior to TCI, Mr. Nagakura served for ten years with Recruit Co. Ltd., a leading Japanese publishing and Internet media and marketing services company. Mr. Nagakura also serves on the Board of Directors of Merlin Information Systems, Ltd., an international provider of high quality, personalized IT and customer support solutions, and Become, Inc., a leader in electronic commerce and online comparison shopping. He graduated from Sophia University, Tokyo, Japan with a B.A. in International Studies in 1986.

Executive Officers and Officers

In addition to the individuals named above, the following are the names, ages and positions of the other executive officers and officers of the Company:

Executive Officers

Thomas J. Madden, age 53, has served as Executive Vice President, Chief Financial and Accounting Officer of the Company since its inception in 1999. Mr. Madden previously served as Chief Financial Officer of Daisytek International Corporation (“Daisytek”), former parent corporation of the Company, from 1997 to 2000, as Vice President — Finance, Treasurer and as Chief Accounting Officer of Daisytek from 1994 to 2000 and as Controller of Daisytek from 1992 to 1994. From 1983 to 1992, Mr. Madden served in various capacities with Arthur Andersen & Co., S.C., including financial consulting and audit manager.

Cynthia D. Almond, age 47, has served as Executive Vice President — Client Services of the Company since March 2011 and as Secretary of the Company since 2007 and is responsible for sales and marketing, implementation and program management activities. From 2001 to 2011, Ms. Almond served as Vice President – Client Services. From 1999 to 2001, Ms. Almond served as Director of Account Management. From 1991 to 1999, Ms. Almond served in various marketing, product management and sales capacities for Daisytek.

C. Travis Hess, age 43, has served as Executive Vice President of Sales for the Company since February 2015 and is responsible for global sales as well as strategic alliances and partnerships. Mr. Hess has almost 20 years of experience leading sales organizations in multi-channel commerce, digital agency, eBusiness software and enterprise business process outsourcing solutions, including his most recent position as Head of Sales for Loop Commerce from March 2014 to February 2015 and prior to that, EVP of Sales & Corporate Development for Amplifi Commerce from August 2010 to March 2014.

Officer

Gibson T. Dawson, age 49, has served as Vice President – Corporate Controller of the Company since May 2007. From inception to 2007, Mr. Dawson served as Corporate Controller for PFSweb. Prior to joining the Company, Mr. Dawson was controller for a recorded-music distribution company and prior to that spent more than 8 years with KPMG LLP in the assurance services practice.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and controlling stockholders to file initial reports of ownership and reports of changes of ownership of the Company’s Common Stock with the Securities and Exchange Commission and the Company. To the Company’s knowledge, all reports required to be so filed in fiscal year 2014 were filed in accordance with the provisions of said Section 16(a), except that each of Messrs. Beatson, Reilly and Rosenzweig filed a late Form 4 on January 21, 2014 with respect to the January 15, 2014 grant of 30,000 stock options and 2,775 deferred stock units.

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

Committees of the Board of Directors

The Board of Directors currently has standing Nominating, Audit, Compensation and Stock Option Committees.

Nominating Committee

The Nominating Committee is responsible for identifying and evaluating individuals qualified to become Board members and recommending to the Board candidates to stand for election or re-election as directors. The Committee will consider candidates at the recommendation of existing Board members, Company management, search firms or other consultants, or stockholders. Stockholders wishing to recommend director candidates to the Board may do so by writing to the Committee in care of the Corporate Secretary at the Company’s executive office, 505 Millennium Drive, Allen, TX 75013. There has been no change to the procedures by which security holders may recommend nominees to the Board of Directors. At a minimum, director candidates should have demonstrated achievement in their particular field of endeavor, significant business or other management experience that would be of value to the Company, integrity and high ethical standards, good communication and leadership skills, and the ability and willingness to commit adequate time and attention to carry out their Board duties effectively. The Committee will evaluate candidates through background and reference checks, interviews and an analysis of each candidate’s qualifications and attributes in light of the current composition of the Board and the Company’s leadership needs at the time. The Nominating Committee does not have a formal policy with regard to the consideration of diversity in identifying director nominees, but the Committee strives to nominate directors with a variety of complementary skills so that, as a group, the Board will possess the appropriate talent, skills, experience and expertise to oversee the Company’s business. The members of the Nominating Committee are Mr. Reilly, Ms. Luechtefeld and Mr. Rosenzweig, each of whom has been determined to be independent within the meaning of applicable Securities and Exchange Commission (“SEC”) rules and NASD listing standards. The Nominating Committee has adopted a charter which is available on the Company’s website at www.pfsweb.com (the contents of the website are not incorporated in this Form 10-K/A by reference).

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

The Audit Committee is comprised of three directors, Mr. Reilly, Mr. Beatson and Ms. Luechtefeld, each of whom has been determined by the Board of Directors to be independent within the meaning of applicable SEC rules and NASD listing standards, and is able to read and understand fundamental financial statements, including the Company’s balance sheet, income statement and cash flow statement. The Board of Directors has determined that, based on his relevant experience as described above, Mr. Reilly is qualified as the audit committee financial expert within the meaning of applicable SEC regulations and has the requisite financial sophistication required by the NASD listing standards.

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

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid or accrued by the Company to the Company’s Chief Executive Officer and to each of the two most highly compensated executive officers of the Company (the “Named Executive Officers”) for services rendered to the Company during the two fiscal years ended December 31, 2014:

Name and Principle Position	Year	Salary (1)	Stock Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation		Total
Michael C. Willoughby	2014	$401,607	$—	$—	$26,014	(4)	$427,621
Chief Executive Officer, President and Chief Information Officer	2013	422,985	1,339,398	377,450	27,688		2,167,521
Thomas J. Madden	2014	$301,223	$—	$—	$51,757	(5)	$352,980
Executive Vice President – Chief Financial Officer	2013	343,561	625,050	246,700	44,824		1,260,135
Cynthia D. Almond	2014	$230,939	$—	$—	$16,194	(4)	$247,133
Executive Vice President – Secretary	2013	249,804	463,168	186,550	22,431		921,953

(1)	Salary represents base salary earnings
(2)	Represents issuance of Performance Share Awards under the Company’s 2005 Employee Stock and Incentive Plan, as amended and restated (the “Plan”). The Performance Share Awards are subject to four year vesting beginning as of December 31, 2013 based upon continued employment and the comparative performance (on an annual and cumulative basis) of the Company’s common stock on NASDAQ as compared to the Russell Micro Cap Index. The amounts reported in this column represent the grant date fair value for these awards as calculated in accordance with Accounting Standards Codification Topic 718. The assumptions made in calculating the grant date fair value amounts for the Performance Awards are summarized in Note 6 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014. The amounts in this column do not necessarily correspond to the actual economic value that may be realized by the Named Executive Officers from the Performance Share Awards and do not include the issuance in March 2015 of Other Stock-Based Awards and Restricted Stock Unit Awards described below.
(3)	Represents performance based cash awards earned for fiscal years 2013 and 2014 under the Plan.
(4)	Represents amounts paid in respect of life insurance premiums, automobile allowance and expenses for the personal use of automobile and Company paid healthcare premiums.
(5)	Represents amounts paid in respect of life insurance premiums, automobile allowances and expenses for the personal use of automobile, club dues and memberships and Company paid healthcare premiums.

2014 Executive Officer Compensation Components

For the year ended December 31, 2014, the principal components of compensation for Named Executive Officers were:

•	base salary;

•	performance-based incentive compensation, including both short-term cash incentive compensation and long-term equity incentive compensation;

•	retirement and other benefits; and

•	perquisites and other personal benefits.

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

Performance-Based Incentive Compensation

Our 2005 Employee Stock and Incentive Plan, as amended and restated (the “Plan”) provides the Compensation Committee with the flexibility to design cash and stock-based incentive compensation programs to promote performance and the achievement of our goals and objectives by executive officers and other key employees by allowing them to participate in our long-term growth and profitability. The Compensation Committee believes that providing performance-based incentive compensation is necessary to attract and retain superior executive talent and to align the financial interests of executive officers with those of our stockholders. A portion of each executive officer’s potential aggregate compensation is in the form of incentive compensation. There are two types of performance-based incentive compensation used by the Compensation Committee. The first type is short-term incentive compensation in the form of a performance based cash or stock award which generally is earned upon the achievement of certain individual and/or Company performance goals for the applicable fiscal year. The second type is long-term incentive compensation in the form of grants of performance shares, stock options, restricted stock or restricted stock units which generally are earned upon the achievement of certain individual and/or Company performance goals for the applicable fiscal year, as well as further vesting conditions such as continued employment, financial performance and/or comparative market performance of the Company’s common stock.

In May 2013, pursuant to the Plan, the Company issued Performance-Based Cash Awards and Performance Share Awards (as such terms are defined in the Plan) to the Company’s Named Executive Officers and certain senior management (the “2013 Awards”). Under the terms of the 2013 Awards, the determination of the dollar amount of the Performance-Based Cash Awards and the number of Performance Shares which each such individual received was subject to, and calculated by reference to, the achievement by the Company of a performance goal measured by a range of targeted adjusted EBITDA performance for 2013. EBITDA represents earnings (or losses) before interest, income taxes, depreciation, and amortization. Adjusted EBITDA further eliminates the effect of stock-based compensation and restructuring and other charges.

The dollar amount of the Performance-Based Cash Awards and number of Performance Shares of the 2013 Awards was determined in March 2014 upon completion of the Company’s 2013 annual financial statements. Based upon the achievement of certain targeted adjusted EBITDA goals, the Company paid the following Performance-Based Cash Awards to the Named Executive Officers and the Named Executive Officers received the following number of Performance Shares (subject to the vesting conditions for the unvested shares):

Named Executive Officer	Performance-Based Cash Award	Performance Shares
		Vested (as of December 31, 2014)	Unvested (as of December 31, 2014)
Michael C. Willoughby	$377,450	104,355	104,355
Thomas J. Madden	$246,700	48,699	48,699
Cynthia D. Almond	$186,550	36,086	36,086

The number of Performance Shares issued under the 2013 Awards shown in the table above are subject to four year vesting, with the first vesting date being December 31, 2013, based upon continued employment and the comparative performance (on an annual and cumulative basis) of the Company’s common stock on NASDAQ compared to the Russell Micro Cap Index.

In March 2014, pursuant to the Plan, the Company issued Performance-Based Cash Awards and Performance Share Awards to the Company’s Named Executive Officers and certain senior management (the “2014 Awards”). Under the terms of the 2014 Awards, the determination of the dollar amount of the Performance-Based Cash Awards and the number of Performance Shares which each such individual received was subject to, and calculated by reference to, the achievement by the Company of a performance goal measured by a range of targeted adjusted EBITDA performance for 2014. Based on the Company’s 2014 financial performance, no 2014 Awards were paid or issued.

In March 2015, pursuant to the Plan, the Company issued the following Other Stock-Based Awards and Restricted Stock Unit Awards (as such terms are defined in the Plan) to the Company’s Named Executive Officers. The Restricted Stock Unit Awards are subject to three year vesting beginning with 2015 based upon continued employment, while Other Stock-Based Awards represent the grant of unrestricted shares of the Company’s common stock.

Named Executive Officer	Other Stock-Based Award	Restricted Stock Unit Award
Michael C. Willoughby	5,375	16,125
Thomas J. Madden	1,750	5,250
Cynthia D. Almond	1,250	3,750

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

Our 401(k) plan allows for discretionary employer matching funds of the employee contribution. During 2014, the employer match portion was 12%. We do not provide any other tax-qualified deferred compensation plans or programs for our executive officers.

Executive officers also receive the benefit of life insurance policies, which provide coverage up to $0.75 million.

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

Tax and Accounting Implications

Deductibility of Executive Compensation

As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Code, which provides that we may not deduct compensation of more than $1 million that is paid to certain individuals, subject to certain exemptions. The Committee has the discretion to authorize compensation which does not meet the requirements of Section 162(m) and may do so to ensure competitive levels of total compensation for the Company’s executive officers.

OUTSTANDING EQUITY AWARDS AT 2014 FISCAL YEAR END

The following table sets forth the number of unexercised options and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2014.

		Option Awards(1)				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Options (# Unexercisable)	Option Exercise Price ($)	Option Expiration Date	Equity incentive plan awards: Number of unearned shares that have not vested (#)(1)	Equity incentive plan awards: Market or payout value of unearned shares that have not vested ($)(2)
Michael C. Willoughby	4/5/2005	7,660	—	$12.08	4/4/2015	104,355	$1,321,134
	5/16/2007	8,511	—	$4.42	5/15/2017
	5/20/2008	8,723	—	$4.14	5/19/2018
	5/27/2009	21,250	—	$1.46	5/26/2019
	4/19/2010	55,000	—	$4.00	4/18/2020
	3/30/2011	50,000	—	$5.00	3/29/2021

Thomas J. Madden	4/5/2005	7,660	—	$12.08	4/4/2015	48,699	$616,529
	5/16/2007	4,255	—	$4.42	5/15/2017
	5/20/2008	8,723	—	$4.14	5/19/2018
	5/27/2009	28,250	—	$1.46	5/26/2019
	4/19/2010	45,000	—	$4.00	4/18/2020
	3/30/2011	65,000	—	$5.00	3/29/2021

Cynthia D. Almond	4/5/2005	7,660	—	$12.08	4/4/2015	36,086	$456,849
	5/16/2007	4,255	—	$4.42	5/15/2017
	5/20/2008	5,745	—	$4.14	5/19/2018
	5/27/2009	19,000	—	$1.46	5/26/2019
	4/19/2010	37,000	—	$4.00	4/18/2020
	3/30/2011	40,000	—	$5.00	3/29/2021

(1)	Awards consist of Performance Share Awards subject to four year vesting, with the first vesting date being December 31, 2013 based upon continued employment and the comparative performance (on an annual and cumulative basis) of the Company’s common stock on NASDAQ compared to the Russell Micro Cap Index.
(2)	Market value is computed by multiplying the number of Performance Share Awards by $12.66, which was the closing price per share of the Company’s common stock on December 31, 2014, on NASDAQ.

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

2014 DIRECTOR COMPENSATION

The following table sets forth the compensation earned by non-employee Directors for their service on the Board of Directors and its committees, as applicable, during the year ended December 31, 2014:

	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (1)		Total
James F. Reilly	$—	$100,000	$186,750	(2)	$286,750
David I. Beatson	—	100,000	186,750	(3)	286,750
Benjamin Rosenzweig	—	100,000	186,750	(4)	286,750
Monica Luechtefeld	—	75,000	166,298	(5)	241,298
Dr. Neil W. Jacobs (6)	50,000	—	—		50,000

(1)	Represents aggregate grant date fair value computed in accordance with ASC Topic 718.
(2)	Mr. Reilly had 87,021 options outstanding as of December 31, 2014.
(3)	Mr. Beatson had 87,021 options outstanding as of December 31, 2014.
(4)	Mr. Rosenzweig had 40,000 options outstanding as of December 31, 2014.
(5)	Ms. Luechtefeld had 30,000 options outstanding as of December 31, 2014.
(6)	Mr. Jacobs did not stand for re-election as a Director in June 2014.

For 2014, each non-employee Director (other than Mr. Jacobs) received (i) a quarterly retainer (“Retainer”) of $25,000 and (ii) an option (the “Option”) issued under the Plan to purchase 30,000 shares of the Company’s common stock. Each quarterly Retainer is effected through the issuance of a Deferred Stock Unit (a “DSU”) under the Plan. The DSU represents the right to receive a number of shares of Common Stock equal to the Retainer divided by the closing price of the Common Stock immediately preceding the DSU grant date. Shares are not issuable under the DSU until the Director no longer serves on the Board. Each Option have an exercise price of $9.01, except for Ms. Luechtefeld’s which have an exercise price of $8.04, and are subject to a three year cumulative annual vesting schedule.

Prior to 2014, each non-employee Director received, in addition to a cash retainer, stock options issued under the Company’s Non-Employee Director Stock Option and Retainer Plan (the “Non-Employee Director Plan”).

All options issued to non-employee Directors under the Non-Employee Director Plan are non-qualified options for federal income tax purposes and have an exercise price equal to the fair market value of a share of common stock as of the date of the annual meeting upon which such option is granted. All options have a ten-year term and generally subject to a one-year vesting schedule.

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

Mr. Nagakura is eligible to participate in the Company’s compensation programs for non-employee Directors. As the representative of TCI, however, under TCI’s current policy, Mr. Nagakura is not permitted to receive remuneration for serving as a director of the Company. Accordingly, Mr. Nagakura received no compensation as a Director during 2014.

Compensation Committee Interlocks and Insider Participation

During 2014, Mr. Reilly, Mr. Nagakura and Mr. Beatson served on the Compensation Committee. None of the members of the Compensation Committee has had a relationship with the Company or any subsidiary other than as a director or stockholder. No executive officer of the Company served or serves on the Compensation Committee or board of any company that employed or employs any member of Company’s Compensation Committee or Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 12, 2015, certain information regarding the beneficial ownership of the Company’s Common Stock by (i) each person who is known to the Company to beneficially own more than 5% of the Common Stock, (ii) each of the Directors and Named Executive Officers of the Company individually and (iii) the Directors and executive officers of the Company as a group. The information contained in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, as such, also includes shares acquirable within 60 days. Unless otherwise indicated, the stockholders identified in this table have sole voting and investment power with respect to the shares owned of record by them.

Name and Address of Beneficial Owner	Number of Shares	Percent (1)
transcosmos, inc. 21-25-18 Shibuya, Shibuya-ku (2) Tokyo 150-8530 Japan	3,678,779	21.3%
Austin W. Marxe and David M. Greenhouse (3) 527 Madison Avenue, Suite 2600 New York, NY10022	2,076,751	12.0%
Privet Fund LP (4) 3280 Peachtree Rd NE Atlanta, GA 30305	1,343,428	7.8%
G2 Investment Partners Management LLC (5) One Rockefeller Plaza, 23rd Floor, New York, New York 10020	1,121,265	6.5%
Renaissance Technologies Holding Corporation (6) 800 Third Avenue, New York, New York 10020	937,438	5.4%
Michael C. Willoughby (7)	236,569	1.4%
Thomas J. Madden (7)	234,235	1.3%
Cindy Almond (7)	119,329	*
James F. Reilly (7)	122,649	*
David I. Beatson (7)	91,265	*
Benjamin Rosenzweig (7)	35,116	*
Monica Luechtefeld (7)	22,341	*
Shinichi Nagakura (7)	—	*
All directors and executive officers as a group (10 persons) (8)	861,504	4.8%

*	Represents less than 1%
(1)	This table is based on 17,280,909 shares of Common Stock outstanding on April 12, 2015.
(2)	Based on a March 25, 2014 Form SC 13 D filing by transcosmos, inc.
(3)	Based on a April 8, 2015 Form 4 filing by AWM Investment Company, Inc.
(4)	Based on a May 20, 2013 Form SC 13 D/A filing by Privet Fund LP.
(5)	Based on a February 17, 2015 Form 13 G/A filing by G2 Investment Partners Management LLC.
(6)	Based on a February 12, 2015 Form SC 13 G filing by Renaissance Technologies Holding Corporation.
(7)	Includes the following shares issuable under outstanding vested options and deferred stock units: Michael C. Willoughby – 143,484; Thomas J. Madden – 151,228; Cynthia D. Almond – 81,909; James F. Reilly – 82,137; David I. Beatson – 82,137; Benjamin Rosenzweig – 35,116 and Monica Luechtefeld – 22,341.
(8)	Includes 634,311 shares of Common Stock issuable under outstanding vested options and deferred stock units.

The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2014. For additional information about our equity compensation plans, see note 6 to our financial statements in Item 8 of our 2014 annual report on Form 10-K:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	1,942,609	$5.36	1,537,957
Equity compensation plans not approved by shareholders	—		—

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

Item 14. Principal Accountant Fees and Services

Fees billed to the Company by Grant Thornton LLP for the years 2013 and 2014

The following table sets forth (i) the aggregate fees billed by Grant Thornton LLP relating to the audit of the 2013 and 2014 consolidated financial statements and (ii) the fees for other professional services billed by Grant Thornton LLP in connection with services rendered during the previous two fiscal years.

Fee Type	2013	2014
Audit fees (a)	$363,700	$539,600
Audit-related fees (b)	71,500	193,100

(a)	Includes fees for professional services rendered in connection with the following: annual financial statements audit, reviews of the quarterly financial statements, audit of the Company’s subsidiary, Supplies Distributors, to satisfy requirements of its senior debt agreements, international subsidiary statutory financial audits and in 2015 the audit of the Company’s internal controls over financial reporting.
(b)	Consists of aggregate fees billed for assurance services provided in connection with reports on certain internal controls under Statement on Standards for Attestation Engagements (SSAE) No. 16 and acquisition related due diligence activities.

All of the fees listed in the chart above were pre-approved by the Audit Committee, which concluded that the provisions of such services by Grant Thornton LLP was compatible with the maintenance of that firm’s independence in the conduct of its audit functions.

Policy on Audit Committee Pre Approval of Audit and Permissible Non Audit Services of Independent Registered Public Accountants

The Audit Committee pre-approves all audit and permissible non-audit services provided by the Company’s independent auditors. These services may include audit services, audit related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case by case basis. During 2013 and 2014, all audit, non-audit and tax services provided by Grant Thornton LLP were pre-approved by the Audit Committee in accordance with this policy.

Item 15. Exhibits

Exhibits. See “Exhibits Index to Form 10-K/A” immediately following the signature page of this Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2015	By:	/s/ Thomas J. Madden
Thomas J. Madden
Executive Vice President and Chief Financial and Accounting Officer

EXHIBIT INDEX

To FORM 10-K/A

Exhibit Number	Description of Exhibits

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.