Form 10-Q
period 2015-03-31
PFSWEB INC
filed 2015-05-11
CIK 1095315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

At May 7, 2015 there were 17,308,123 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES

Form 10-Q

March 31, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PFSweb, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	(Unaudited)
	March 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,770	$18,128
Restricted cash	293	521
Accounts receivable, net of allowance for doubtful accounts of $445 and $447 at March 31, 2015 and December 31, 2014, respectively	50,424	59,126
Inventories, net of reserves of $639 and $768 at March 31, 2015 and December 31, 2014, respectively	9,852	10,534
Other receivables	5,419	5,638
Prepaid expenses and other current assets	5,633	7,103
Total current assets	86,391	101,050
PROPERTY AND EQUIPMENT, net	25,066	26,604
IDENTIFIABLE INTANGIBLES, net	1,940	2,170
GOODWILL	8,366	8,366
OTHER ASSETS	2,243	2,556
Total assets	$124,006	$140,746
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$10,153	$6,850
Trade accounts payable	28,396	38,842
Deferred revenue	7,880	9,098
Accrued expenses	26,084	28,473
Total current liabilities	72,513	83,263
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	3,949	4,062
DEFERRED REVENUE	4,504	5,355
DEFERRED RENT	4,720	4,870
OTHER LIABILITIES	38	3,091
Total liabilities	85,724	100,641

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 17,266,523 and 17,047,093 shares issued at March 31, 2015 and December 31, 2014, respectively; and 17,233,056 and 17,013,626 outstanding at March 31, 2015 and December 31, 2014, respectively	17	17
Additional paid-in capital	130,233	129,457
Accumulated deficit	(91,619)	(89,926)
Accumulated other comprehensive income	(224)	682
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	38,282	40,105
Total liabilities and shareholders’ equity	$124,006	$140,746

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2015	2014
REVENUES:
Product revenue, net	$16,654	$21,722
Service fee revenue	36,708	27,598
Pass-through revenue	10,484	7,909
Total revenues	63,846	57,229
COSTS OF REVENUES:
Cost of product revenue	15,708	20,516
Cost of service fee revenue	25,155	19,220
Cost of pass-through revenue	10,484	7,909
Total costs of revenues	51,347	47,645
Gross profit	12,499	9,584
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES,
including stock based compensation expense of $804 and $794 in
the three months ended March 31, 2015 and 2014, respectively.	13,614	11,022
Loss from operations	(1,115)	(1,438)
INTEREST EXPENSE, net	318	143
Loss from operations before income taxes	(1,433)	(1,581)
INCOME TAX EXPENSE	260	229
NET LOSS	$(1,693)	$(1,810)

NET LOSS PER SHARE:
Basic	$(0.10)	$(0.11)
Diluted	$(0.10)	$(0.11)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	17,144	16,522
Diluted	17,144	16,522
COMPREHENSIVE LOSS:
Net loss	$(1,693)	$(1,810)
Foreign currency translation adjustment	(906)	(58)
TOTAL COMPREHENSIVE LOSS	$(2,599)	$(1,868)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

PFSweb, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,693)	$(1,810)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,255	2,890
Gain on sale of fixed assets	20	—
Provision for doubtful accounts	11	53
Provision for excess and obsolete inventory	1	13
Deferred income taxes	50	120
Stock-based compensation expense	804	794
Non-cash compensation expense	44	—
Changes in operating assets and liabilities:
Restricted cash	1	(7)
Accounts receivable	7,101	9,083
Inventories	568	2,772
Prepaid expenses, other receivables and other assets	1,640	(382)
Deferred rent	(148)	(47)
Accounts payable, deferred revenue, accrued expenses and other liabilities	(16,070)	(10,485)
Net cash provided by (used in) operating activities	(4,416)	2,994

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,270)	(1,588)
Net cash used in investing activities	(1,270)	(1,588)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	517	628
Decrease (Increase) in restricted cash	227	(32)
Payments on capital lease obligations	(581)	(635)
Proceeds from debt, net	3,273	28
Net cash provided by (used in) financing activities	3,436	(11)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,108)	(60)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,358)	1,335

CASH AND CASH EQUIVALENTS, beginning of period	18,128	22,418

CASH AND CASH EQUIVALENTS, end of period	$14,770	$23,753

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and capital leases	$515	$520

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

Supplies Distributors Overview

Supplies Distributors and PFSweb operate under distributor agreements with Ricoh Company Limited and Ricoh USA, Inc., a strategic business unit within the Ricoh Family Group of Companies, (collectively hereafter referred to as “Ricoh”), under which Supplies Distributors acts as a distributor of various Ricoh products. The majority of Supplies Distributors’ revenue is generated by its sale of product purchased from Ricoh.

Supplies Distributors has obtained financing to fund the working capital requirements for the sale of primarily Ricoh products. Pursuant to the transaction management services agreements between PFSweb and Supplies Distributors, PFSweb provides to Supplies Distributors transaction management and fulfillment services, such as managed web hosting and maintenance, procurement support, web-enabled customer contact center services, customer relationship management, financial services including billing and collection services, information management, and international distribution services. Supplies Distributors does not have its own sales force and relies upon Ricoh’s sales force and product demand generation activities for its sale of Ricoh products. Supplies Distributors sells its products in the United States, Canada and Europe.

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

Acquisition of REV

On September 3, 2014, Priority Fulfillment Services, Inc. (“PFS”), a wholly-owned subsidiary of PFSweb, acquired the outstanding capital stock of REV, which provides eCommerce website technical design, development and support services, enabling retailers, manufacturers and suppliers to optimize the customer experience across multiple channels.  REV maintains operations in the United States and India.  Consideration paid for the shares was $3.2 million in cash payments.  The purchase agreement provides for future earn-out payments (“REV Earn-out Payments”) payable in 2015 and 2016 based on REV’s achievement of certain 2014 and 2015 financial targets, with a guaranteed aggregate minimum of $1.4 million and an aggregate maximum of $3.25 million, in each case, subject to possible offsets for indemnification and other claims arising under the purchase agreement.  At PFS’ election, up to $0.3 million and $0.2 million of the 2014 REV Earn-out Payments and 2015 REV Earn-out Payments, respectively, are payable in unregistered shares of common stock of the Company. As of March 31, 2015, the Company has recognized a total current liability of $3.0 million applicable to the REV Earn-out Payments, $1.4 million of which was paid in April and May of 2015.

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

The following table summarizes the unaudited estimated fair value of the tangible and intangible assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$765
Accounts receivable	1,753
Property and equipment	289
Identifiable intangibles	1,019
Other assets	16
Total assets acquired	3,842
Total liabilities assumed	655
Net assets acquired	3,187
Goodwill	2,756
Total purchase price	$5,943

Purchase price for REV is as follows (in thousands):

Aggregate cash payments	$3,161
Performance-based contingent payments	2,782
Total purchase price	$5,943

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

Definite lived intangible assets acquired in the REV acquisition consist of (in thousands):

		March 31, 2015		Estimated
	Fair Value	Accumulated	Net Carrying	Useful Life
	at Acquisition	Amortization	Value	from Acquisition

Non-compete agreements	$94	$(26)	$68	1-3.5 years
Leasehold	45	(10)	35	2.5 years
Customer relationships	880	(141)	739	6 years
Total definite lived intangible assets	$1,019	$(177)	$842

Acquisition of LAL

On September 22, 2014, PFS acquired the outstanding capital stock of LAL, which provides digital agency services including strategy, branding, website design, visual design, copywriting, interactive development and support services primarily to manufacturers and retailers.  LAL operates in the United States. Consideration paid for the shares included an initial $4.0 million cash payment and 54,604 unregistered shares of Company stock (approximately $0.5 million in value as of acquisition date).  The purchase agreement provides for future earn out payments (“LAL Earn-out Payments”) payable in 2015 and 2016 based on LAL’s achievement of certain 2014 and 2015 financial targets, with no guaranteed minimum and an aggregate maximum of $3.0 million, in each case, subject to possible offsets for indemnification and other claims arising under the purchase agreement. At PFS’ election, up to 25% of the 2015 LAL Earn-out Payments are payable in unregistered shares of common stock of the Company. As of March 31, 2015, the Company has recognized a total current liability of $2.6 million applicable to the projected LAL earn-out payments, $1.0 million of which was paid in April 2015.

The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the assets acquired and liabilities assumed, including an allocation of purchase price, and the results of operations of LAL have been

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

included in the Company's consolidated financial statements since the date of acquisition. The Company determined fair value using a combination of the discounted cash flow, market multiple and market capitalization valuation methods.

  The following table summarizes the unaudited, estimated fair value of the tangible and intangible assets acquired and liabilities assumed (in thousands):

Cash	$30
Accounts receivable, net	1,299
Property and equipment	253
Identifiable intangibles	1,290
Other assets	28
Total assets acquired	2,900
Total liabilities assumed	1,617
Net assets acquired	1,283
Goodwill	5,610
Total purchase price	$6,893

Purchase price for LAL is as follows (in thousands, except share data):

Number of shares of common stock issued	54,604
Multiplied by PFSweb Inc.'s stock price	$9.96
Share consideration	$544
Aggregate cash payments	4,000
Performance-based contingent payments	2,349
Total purchase price	$6,893

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

Definite lived intangible assets acquired in the LAL acquisition consist of (in thousands):

		March 31, 2015		Estimated
	Fair Value	Accumulated	Net Carrying	Useful Life
	at Acquisition	Amortization	Value	from Acquisition

Non-compete agreements	$150	$(22)	$128	3.5 years
Trade name	150	(33)	117	2.25 years
Customer relationships	990	(137)	853	6 years
Total definite lived intangible assets	$1,290	$(192)	$1,098

Pro Forma Information

The following table presents selected pro forma information, for comparative purposes, assuming the acquisitions of REV and LAL had occurred on January 1, 2014 (unaudited) (in thousands, except per share amounts):

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Three Months Ended
March 31,
2014
Total revenues	$60,541
Net loss	(1,764)
Basic and diluted net loss per share	(0.11)

The unaudited pro forma information combines the historical unaudited consolidated results of the Company’s operations and REV’s and LAL’s operations for the three months ended March 31, 2014 giving effect to the acquisitions and related events as if they had been consummated on January 1, 2014.  The unaudited pro forma total revenues and pro forma net loss are not necessarily indicative of the consolidated results of operations for future periods or the results of operations that would have been realized had the Company consolidated REV and LAL during the period noted.

Definite Lived Intangible Asset Amortization

The Company recognized $0.2 million of amortization expense, related to the REV and LAL definite lived intangible assets in selling, general and administrative expenses in three months ended March 31, 2015. The estimated amortization expense for each of the next five years is as follows (in thousands):

2015	$951
2016	533
2017	345
2018	200
2019	138

Basis of Presentation

The unaudited interim consolidated financial statements as of March 31, 2015, and for the three months ended March 31, 2015 and 2014, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim consolidated financial statements of the Company include all adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2015, its results of operations for the three month ended March 31, 2015 and 2014 and its cash flows for the three months ended March 31, 2015 and 2014. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. The Company bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as the operating environment changes. These changes have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 in the section entitled “Risk Factors.” Based on a critical assessment of accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes the Company’s consolidated financial

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

statements are fairly stated in accordance with U.S. GAAP, and provide a fair presentation of the Company’s financial position and results of operations.

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

Under its distributor agreements, Supplies Distributors bills Ricoh for reimbursements of certain expenses, including: pass-through customer marketing programs, including rebates and co-op funds; certain freight costs; direct costs incurred in passing on any price decreases offered by Ricoh to Supplies Distributors or its customers to cover price protection and certain special bids; the cost of products provided to replace defective product returned by customers; and certain other expenses as defined. Supplies Distributors records these reimbursable amounts as they are incurred as other receivables in the consolidated balance sheet with a corresponding reduction in either inventory or cost of product revenue. Supplies Distributors also records pass-through customer marketing programs as a reduction of both product revenue and cost of product revenue.

Service Fee Revenue Activity

The Company’s service fee revenue primarily relates to its distribution services, order management/customer care services, professional digital agency and technology services. The Company typically charges its service fee revenue on either a cost-plus basis, a percent of shipped revenue basis, on a time and materials, project or retainer basis for professional services, or a per transaction basis, such as a per item basis for fulfillment services or a per labor hour basis for web-enabled customer contact center services. Additional fees are billed for other services.

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

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

Professional consulting and technology service revenues primarily relate to design, implementation, service and support of eCommerce platforms, website design and solutions and quality control for the Company’s clients.  Additionally, the Company provides digital agency services that enable client marketing programs to attract new customers, convert buyers and increase website value. These fees are typically charged on either a per labor hour basis, or transaction basis, a dedicated resource model, a fixed price arrangement, or a percent of merchandise shipped basis. Service fee revenue for this activity is generally recognized as the services are rendered.

The Company performs front-end set-up and integration services to support client eCommerce plaftorms and websites. When the Company determines these front-end set-up and integration services do not meet the criteria for recognition as a separate unit of accounting, the Company defers the start-up fees received and the related costs, and recognizes them over the contract term, which the Company believes approximates the performance period. When the Company determines these front-end set-up and integration services do meet the criteria for recognition as a separate unit of accounting, for time and material arrangements, the Company recognizes revenue as services are rendered and costs as they are incurred. For fixed-price arrangements, the Company uses the completed contract method to recognize revenues and costs if reasonable and reliable cost estimates for a project cannot be made. If reasonable and reliable costs estimates for a project can be made, the Company recognizes revenue over the contract term on a proportional performance basis, as determined by the relationship of actual costs incurred compared to the estimated total contract costs.

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

Deferred Revenues and Deferred Costs

The Company primarily performs its services under multiple-year contracts, certain of which include early termination provisions, and clients are obligated to pay for services performed. In conjunction with these long-term contracts, the Company sometimes receives start-up fees to cover its implementation costs, including certain technology infrastructure and development costs. When the Company determines that these start-up and integration activities do not meet the criteria for recognition as a separate unit of accounting, the Company defers the start-up fees received, and the related costs, and recognizes them over the contract term, which the Company believes approximates the performance period. The amortization of deferred revenue is included as a component of

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

service fee revenue. The amortization of deferred implementation costs is included as a cost of service fee revenue. To the extent implementation costs for non-technology infrastructure and development exceed the corresponding fees received, the excess costs are expensed as incurred.

Investment in Subsidiaries

PFS has made advances to Supplies Distributors that are evidenced by a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Subordinated Note cannot be increased to more than $5.0 million or decreased to less than $2.5 million without prior approval of certain of the Company’s lenders. As of March 31, 2015 and December 31, 2014, the outstanding balance of the Subordinated Note was $2.5 million. The Subordinated Note is eliminated in the Company’s consolidated financial statements.

Concentration of Business and Credit Risk

One service fee client relationship represented more than 10% of the Company’s consolidated total net revenues and consolidated accounts receivable during and as of the three months ended March 31, 2015.

A summary of the nonaffiliated customer and client concentrations as a percentage of product revenue and service fee revenue, respectively, is as follows:

	Three Months Ended
	March 31,
	2015	2014
Product Revenue (as a percentage of total Product Revenue):
Customer 1	14%	12%
Customer 2	13%	12%
Service Fee Revenue (as a percentage of total Service Fee Revenue):
Client 1	15%	—
Accounts Receivable (as a percentage of consolidated Accounts Receivable):
Client 1	13%	—

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

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

Property and Equipment

The Company’s property held under capital leases totaled approximately $4.6 million and $4.8 million, net of accumulated amortization of approximately $3.2 million and $4.0 million, at March 31, 2015 and December 31, 2014, respectively. Depreciation and amortization expense related to capital leases during the three months ended March 31, 2015 and 2014 was $0.5 million and $0.3 million, respectively.

Income Taxes

The Company records a tax provision primarily associated with state income taxes and its foreign operations. The Company has recorded a valuation allowance for the majority of its domestic net deferred tax assets, which are primarily related to its net operating loss carryforwards and for certain foreign deferred tax assets.

Cash Paid for Interest and Taxes

The Company made payments for interest of approximately $0.2 million in each of the three month periods ended March 31, 2015 and 2014. Income taxes of approximately $0.3 million and $19,000 were paid by the Company during the three month periods ended March 31, 2015 and 2014, respectively.

Impact of Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 is applicable for fiscal years beginning after December 15, 2016, including interim periods therein, and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  Early adoption is not permitted. The proposed guidance (ASU 2014-09), if approved, would allow a one-year deferral of adoption.  The Company is currently evaluating the impact of the new guidance on the consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) which will require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual and interim periods beginning after December 15, 2016. The Company currently intends to adopt ASU 2014-15 as of and for the annual period ending December 31, 2016 and does not expect the adoption of this standard to have any impact on its consolidated financial statements.

3. NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share are computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Stock options not included in the calculation of diluted net loss per common share for the three months ended March 31, 2015, and 2014 were 1.5 million and 1.8 million, respectively, as the effect would be anti-dilutive.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

4. STOCK AND STOCK OPTIONS

On March 23, 2015, pursuant to the Company’s Employee Stock and Incentive Plan, as amended and restated (“the Plan”), the Company issued approximately 12,000 Other Stock-Based Awards and approximately 38,000 Restricted Stock Unit Awards (as such terms are defined in the Plan) to certain of the Company’s executive officers and senior management. The Restricted Stock Unit Awards are subject to three year vesting based on continued employment.

In March 2015, the Company issued Restricted Stock Units and Performance-Based Share Awards (as such terms are defined in the Plan) to the Company’s executives and senior management.  Under the terms of the 2015 awards, the number of restricted stock units and performance shares that each such individual may receive is subject to, and calculated by reference to, the achievement by the Company of a performance goal measured by a range of targeted financial performance, as defined, for 2015, as well as, for certain of the restricted stock units, individual performance goals, as defined.  Assuming achievement of the highest financial and individual performance goal, the aggregate maximum number of restricted stock units is 86,500 and the aggregate maximum number of performance shares is approximately 280,000, which performance shares are subject to annual vesting based upon continued employment, and for certain of the performance shares, the comparative performance (on an annual and cumulative basis) of the Company’s common stock on NASDAQ compared to the Russell Micro Cap Index.

Total stock-based compensation expense was $0.8 million for each of the three month periods ended March 31, 2015 and 2014, and was included as a component of selling, general and administrative expenses in the consolidated statements of operations.

5. VENDOR FINANCING

Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of Ricoh products in the United States, providing financing for eligible Ricoh inventory and certain receivables up to $15.0 million. The agreement has no stated maturity date and provides either party the ability to exit the facility following a 90-day notice. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility, which were $8.2 million and $8.4 million as of March 31, 2015 and December 31, 2014, respectively, as accounts payable in the consolidated balance sheets. As of March 31, 2015, Supplies Distributors had $1.7 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. The credit facility also contains financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and is secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $2.5 million and the Company is required to maintain a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (3.75% as of March 31, 2015). The facility also includes a monthly service fee.

6. DEBT AND CAPITAL LEASE OBLIGATIONS;

Outstanding debt and capital lease obligations consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Loan and security agreements
Supplies Distributors	$3,633	$3,267
PFS	4,996	1,890
Master lease agreements	5,354	5,589
Other	119	166
Total	14,102	10,912
Less current portion of long-term debt	10,153	6,850
Long-term debt, less current portion	$3,949	$4,062

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Loan and Security Agreement – Supplies Distributors

Supplies Distributors has a loan and security agreement with Wells Fargo Bank, National Association (“Wells Fargo”) to provide financing for up to $12 million of eligible accounts receivable in the United States and Canada. As of March 31, 2015, Supplies Distributors had $3.1 million of available credit under this agreement. The Wells Fargo facility expires on the earlier of March 2016 or the date on which the parties to the Ricoh distributor agreement no longer operate under the terms of such agreement and/or Ricoh no longer supplies products pursuant to such agreement. Borrowings under the Wells Fargo facility accrue interest at prime rate plus 0.25% to 0.75% (3.75% as of March 31, 2015) or Eurodollar rate plus 2.5% to 3.0%, dependent on excess availability and subject to a minimum of 3.0%, as defined. The interest rate as of March 31, 2015 was 3.75% for $2.6 million of outstanding borrowings and 3.0% for $1.0 million of outstanding borrowings. As of December 31, 2014, the interest rate was 3.75% for $2.3 million of outstanding borrowings and 3.0% for $1.0 million of outstanding borrowings. This agreement includes a monthly service fee and contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. This agreement also contains financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFS. Additionally, PFS is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $2.5 million, may not maintain restricted cash of more than $5.0 million and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks pursuant to which a security interest was granted to Wells Fargo for all U.S. and Canadian customer remittances received in specified bank accounts.

Loan and Security Agreement – PFS

PFS has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”). The Comerica Agreement provides for up to $20.0 million ($17.0 million during certain non-seasonal peak months) of eligible accounts receivable financing (“Working Capital Advances”) through March 2016. The Comerica Agreement also provided for up to $2.0 million of eligible equipment advances (“Equipment Advances”) through March 2015, with a final maturity date of September 15, 2017. As of March 31, 2015, PFS had $16.1 million of available credit under the Working Capital Advance portion of this facility and no available credit for Equipment Advances. Effective March 31, 2014, borrowings under the Working Capital Advance portion of the Comerica Agreement accrue interest at prime rate plus 1% (4.25% at March 31, 2015) while the Equipment Advances accrue interest at prime rate plus 1.5% (4.75% at March 31, 2015). The Comerica Agreement includes a monthly service fee and contains cross default provisions and various restrictions upon PFS’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the Subordinated Note receivable from Supplies Distributors to a maximum of $5.0 million. Comerica has provided approval for PFS to advance incremental amounts subject to certain financial covenants, as defined, to certain of its subsidiaries and/or affiliates, if needed. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb, Inc.

Debt Covenants

To the extent the Company or any of its subsidiaries fail to comply with its covenants applicable to its debt or vendor financing obligations, including the monthly financial covenant requirements, such as profitability and cash flow, and required level of shareholders’ equity or net worth (as defined), the Company would be required to obtain a waiver from the lender or the lender would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral and enforcement of payment under the Company parent guarantee. Any acceleration of the repayment of the credit facilities may have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. As of and for the three months ended March 31, 2015, the Company was in compliance with all debt covenants.

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

7. SEGMENT INFORMATION

The Company is currently organized into two primary operating segments, which generally align with the corporate organization structure. In the first segment, PFSweb is a global provider of various infrastructure technology, and digital agency solutions and operates as a service fee business. In the second operating segment (“Business and Retail Connect”), subsidiaries of the Company purchase inventory from clients and resell the inventory to client customers. In this segment, the Company generally recognizes product revenue.

	Three Months Ended
	March 31,
	2015	2014
Revenues (in thousands):
PFSweb	$46,709	$35,752
Business and Retail Connect	20,834	25,782
Eliminations	(3,697)	(4,305)
	$63,846	$57,229
Income (loss) from operations (in thousands):
PFSweb	$(1,662)	$(1,853)
Business and Retail Connect	547	415
	$(1,115)	$(1,438)
Depreciation and amortization (in thousands):
PFSweb	$3,231	$2,847
Business and Retail Connect	24	43
	$3,255	$2,890
Capital expenditures (in thousands):
PFSweb	$1,270	$1,581
Business and Retail Connect	—	7
	$1,270	$1,588

	March 31,	December 31,
	2015	2014
Assets (in thousands):
PFSweb	$94,533	$104,372
Business and Retail Connect	39,357	47,682
Eliminations	(9,884)	(11,308)
	$124,006	$140,746

8. COMMITMENTS AND CONTINGENCIES

The Company received municipal tax abatements in certain locations. In prior years, the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to the Company’s tax abatement. The Company disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against the Company and the timing of the related payments has not been finalized. As of March 31, 2015, the Company believes it has adequately accrued for the expected assessment.

In April 2010, a sales employee of eCOST (the former name of Retail Connect) was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. In August 2012, the employee pleaded guilty to a misdemeanor. Neither the Company nor eCOST have been charged with any criminal activity, and the Company is seeking the recovery of the funds that are currently classified as other receivables on the March 31, 2015 and December 31, 2014 balance sheets. Based on the information available to date, the Company is unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or the inability of the Company to recover such funds or any significant portion thereof, or any costs and expenses incurred by the Company in connection with this matter will not have a material adverse effect upon the Company’s financial condition or results of operations.

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

Forward-Looking Information

We have made forward-looking statements in this Report on Form 10-Q. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “seek,” “strive,” “believe,” “expect,” “anticipate,” “predict,” “potential,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “target” and “estimate” or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to those set forth above or elsewhere in this Report on Form 10-Q and our Form 10-K for the year ended December 31, 2014, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:

•	our ability to retain and expand relationships with existing clients and attract and implement new clients;
•	our reliance on the fees generated by the transaction volume, product sales and technology and digital agency projects of our clients;
•	our reliance on our clients’ projections or transaction volume or product sales;
•

our dependence upon our agreements with International Business Machines Corporation (“IBM”) and Ricoh Company Limited and Ricoh USA, Inc., a strategic business unit within the Ricoh Family Group of Companies, (collectively hereafter referred to as “Ricoh”);

•	our dependence upon our agreements with our major clients;
•	our client mix, their business volumes and the seasonality of their business;
•	our ability to finalize pending client and customer contracts;
•	the impact of strategic alliances and acquisitions;
•	trends in e-commerce, outsourcing, government regulation, both foreign and domestic, and the market for our services;
•	whether we can continue and manage growth;
•	increased competition;
•	our ability to generate more revenue and achieve sustainable profitability;
•	effects of changes in profit margins;
•	the customer and supplier concentration of our business;
•	our reliance on third-party providers and other subcontracted services;
•	the unknown effects of possible system failures and rapid changes in technology;
•	foreign currency risks and other risks of operating in foreign countries;
•	potential litigation;
•	our dependency upon key personnel;
•	our ability to retain season and temporary workers;
•	the impact of new accounting standards and changes in existing accounting rules or the interpretations of those rules;
•	our ability to raise additional capital or obtain additional financing;
•	our ability, and the ability of our subsidiaries, to borrow under current financing arrangements and maintain compliance with debt covenants;
•	our relationship with, and our guarantees of, certain of the liabilities and indebtedness of our subsidiaries; and
•	taxation on the sale of our products and provision of our services.

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

Key Transactions and Events

During 2014, we were impacted by the following key transactions and events that also affect comparability of our results to prior periods and are discussed further in our Form 10-K for the year ended December 31, 2014:

●	Implemented a significant new contract with a United States government agency.
●

Announced and began a comprehensive merger and acquisition strategy to enhance our service offering, diversify our operations and expand our global opportunities, which resulted in the acquisitions described below.

●

Acquired the outstanding capital stock of REV Solutions, Inc. and REVTECH Solutions India Private Limited (collectively “REV”) on September 3, 2014. The results of operations of REV have been included in our consolidated financial statements since the acquisition date.

●

Acquired the outstanding capital stock of LiveAreaLabs, Inc. (“LAL”) on September 22, 2014. The results of operations of LAL have been included in our consolidated financial statements since the acquisition date.

●	Completed the implementation of other new contracts with both new and existing clients.

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

We refer to the standard PFSweb seller services financial model as the Service Fee model. In this model, our clients own the inventory and are the merchants of record and engage us to provide various infrastructure, technology and digital agency services in support of their business operations. We derive our service fee revenues from a broad range of service offerings that include digital agency and marketing, eCommerce technologies, system integration, order management, customer care, logistics and fulfillment, financial management and professional consulting. We offer our services as an integrated solution, which enables our clients to outsource their complete infrastructure needs to a single source and to focus on their core competencies though clients are also able to select individual or groupings of our various service offerings on an à la carte basis. We currently provide services to clients that operate in a range of vertical markets, including technology manufacturing, computer products, cosmetics, fragile goods, coins and collectibles, contemporary home furnishings, apparel, aviation, telecommunications, consumer electronics and consumer packaged goods, among others.

In the Service Fee model, we typically charge for our services on a cost-plus basis, a percent of shipped revenue basis, a time and materials, project or retainer basis for our professional services, or a per-transaction basis, such as a per-labor hour basis for web-enabled customer contact center services and a per-item basis for fulfillment services. Additional fees are billed for other services. We price our services based on a variety of factors, including the depth and complexity of the services provided, the amount of capital expenditures or systems customization required, the length of contract and other factors.

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

Results of Operations For the Interim Periods Ended March 31, 2015 and 2014

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenue (in millions):

	Three Months Ended March 31,
				% of Net Revenues
	2015	2014	Change	2015	2014
Revenues
Product revenue, net	$16.7	$21.7	$(5.0)	26.1%	38.0%
Service fee revenue	36.7	27.6	9.1	57.5%	48.2%
Pass-through revenue	10.5	7.9	2.6	16.4%	13.8%
Total net revenues	63.9	57.2	6.7	100.0%	100.0%
Cost of Revenues
Cost of product revenue (1)	15.7	20.5	(4.8)	94.3%	94.4%
Cost of service fee revenue (2)	25.2	19.2	6.0	68.5%	69.6%
Pass-through cost of revenue (3)	10.5	7.9	2.6	100.0%	100.0%
Total cost of revenues	51.4	47.6	3.8	80.4%	83.3%
Product revenue gross profit	1.0	1.2	(0.2)	5.7%	5.6%
Service fee gross profit	11.5	8.4	3.1	31.5%	30.4%
Pass-through gross profit	—	—	—	—	—
Total gross profit	12.5	9.6	2.9	19.6%	16.7%
Selling General and Administrative expense	13.6	11.0	2.6	21.3%	19.3%
Loss from operations	(1.1)	(1.4)	0.3	(1.7)%	(2.5)%
Interest expense, net	0.3	0.2	0.1	0.5%	0.2%
Loss before income taxes	(1.4)	(1.6)	0.2	(2.2)%	(2.8)%
Income tax expense (benefit), net	0.3	0.2	0.1	0.4%	0.4%
Net loss	$(1.7)	$(1.8)	$0.1	(2.7)%	(3.2)%
(1)	% of net revenues represents the percent of Product revenue, net.
(2)	% of net revenues represents the percent of Service fee revenue.
(3)	% of net revenues represents the percent of Pass-through revenue.

Product Revenue, net. Product revenue was $16.7 million for the three months ended March 31, 2015, which represents a decrease of $5.0 million, or 23.3% as compared to the same quarter of the prior year. This reduction in revenue is primarily due to the operational restructuring by Ricoh of its business, which has resulted, and is expected to continue to result, in lower product revenue from the sale of Ricoh products.  We currently expect product revenue to continue to decline as compared to the prior year and be approximately $60 million to $65 million in 2015.

Service Fee Revenue. The increase in service fee revenue for the three months ended March 31, 2015, as compared to the same periods of the prior year, was primarily due to the impact of expanded and new client relationships including service fee revenues generated by our newly acquired subsidiaries REV and LAL, partially offset by the conclusion or reduction of operations of several client programs that were in effect during the three months ended March 31, 2014.

The change in service fee revenue, excluding pass-through revenue, is shown below (millions):

Three
Months
Period ended March 31, 2014	$27.6
New service contract relationships	5.8
REV and LAL revenue	3.7
Change in existing client service fees	2.3
Terminated clients not included in 2015 revenue	(2.7)
Period ended March 31, 2015	$36.7

When considering client relationships, we define an existing client to be a client from whom we earned revenue in both the current and prior year periods, we define a new client to be a client from whom we only earned revenue in the current year period, and we define a terminated client as a client from whom we only earned revenue in the prior year periods. For 2015, we are currently targeting an increase in annual service fee revenues of approximately 20% as compared to 2014.

Cost of Product Revenue. Cost of product revenue decreased by $4.8 million, or 23.4%, to $15.7 million in the three months ended March 31, 2015. The resulting gross profit margin was $1.0 million, or 5.7% of product revenue, for the three months ended March 31, 2015 and $1.2 million, or 5.6% of product revenue, for the comparable 2014 period. We currently expect our product revenue gross profit margin to be approximately 5% in 2015.

Cost of Service Fee Revenue. Gross profit as a percentage of service fees increased to 31.5% in three month period ended March 31, 2015 from 30.4% in the same period of 2014. The quarter ended March 31, 2015 included a higher proportion of professional and technology services, including the impact from our acquisitions of REV and LAL, which contributed to the increased gross profit percentage.  The gross margin percentage in each period included the benefit of higher margin project activity.

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

Selling, General and Administrative (“SG&A”)Expenses. SG&A expenses for the three months ended March 31, 2015 and 2014 were $13.6 million and $11.0 million, respectively. As a percentage of total net revenue, SG&A expenses were 21.3% in the three months ended March 31, 2015 and 19.3% in the prior year period. The three months ended March 31, 2015 includes approximately $1.5 million of SG&A expenses for our newly consolidated acquisitions, REV and LAL, and approximately $0.8 million of incremental professional fees and other expenses associated with our acquisition activity, including certain transition costs incident to our REV and LAL acquisitions, and other restructuring activities.  Excluding the acquisition and restructuring related costs, SG&A expenses as a percent of total net revenue would have been 20.0% in the three month period ended March 31, 2015.  The increased percentage for the three month period in 2015 is also due to a reduction in product revenue between periods that did not result in a corresponding level of SG&A decreases.  We currently expect our SG&A expenses will continue to increase in 2015 as compared to 2014, as we include a full year of expenses for REV and LAL and incur additional expenditures related to our sales and marketing activities.

Income Taxes. We recorded a tax provision associated primarily with state income taxes and the majority of our international operations. A valuation allowance has been provided for the majority of our domestic net deferred tax assets, which are primarily related to our net operating loss carryforwards, and for certain foreign deferred tax assets. We expect we will continue to record an income tax provision associated with state income taxes and our foreign operations.

Liquidity and Capital Resources

During the three months ended March 31, 2015, we used $4.4 million of cash for operating activities, primarily due to a:

•

$16.1 million decrease in accounts payable, deferred revenue, accrued expenses and other liabilities in part due to reduced inventory purchases as a result of a reduction in product revenue and reduced service fee business liabilities due to reduced business volumes following the seasonally higher fourth quarter;

The use of cash was partially offset by a:

•	$7.1 million decrease in accounts receivable primarily applicable to reduced service fee revenue activity as compared to our seasonally higher fourth quarter;
•	$2.5 million of cash income from operations before working capital changes;
•	$1.6 million decrease in prepaid expenses, other receivables and other assets primarily due to the timing of certain payments; and
•	$0.6 million decrease in inventories primarily applicable to our Ricoh related product revenue business.

At March 31, 2015 and 2014, our accounts payable and accrued expenses were higher than normal operating levels due to the timing of various vendor and client reimbursement payments.

During the three months ended March 31, 2014, we generated $3.0 million of cash from operating activities, primarily due to a:

•	$9.1 million decrease in accounts receivable primarily applicable to reduced service fee revenue activity as compared to our December seasonal peak period;
•	$2.8 million decrease in inventories primarily applicable to reduced Ricoh related business volumes; and
•	$2.1 million of cash income from operations before working capital changes.

These sources of cash were partially offset by a:

•

$10.5 million decrease in accounts payable, deferred revenue, accrued expenses and other liabilities in part due to reduced inventory purchases as a result of a reduction in product revenue and reduced service fee business liabilities due to reduced business volumes following the seasonally higher fourth quarter; and

•	$0.4 million increase in prepaid expenses, other receivables and other assets primarily due to the timing of certain payments.

We incurred capital expenditures of $1.3 million and $1.6 million in the three month periods ended March 31, 2015 and 2014, respectively, exclusive of $0.5 million in each period, of property and equipment acquired under debt and capital lease financing, which consisted primarily of payments for capitalized software costs and equipment purchases.  We generated proceeds from debt, net of debt and capital lease payments, of $2.7 million, proceeds from the issuance of common stock of $0.5 million and $0.2 million of a decrease in restricted cash during the three months ended March 31, 2015.  Payments on capital leases, net of proceeds from debt, of $0.6 million was offset by proceeds from issuance of common stock of $0.6 million in the three months ended March 31, 2014.

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

During the three months ended March 31, 2015, our working capital decreased to $13.9 million from $17.8 million at December 31, 2014 due to the following key factors: $3.1 million of performance-based contingent payments classified as current liabilities as of March 31, 2015 as compared to the classification as long term liabilities as of December 31, 2014, and acquisition related expenses, capital expenditures, and paydown of debt facilities, which were partially offset by income from operations before working capital changes and proceeds from issuance of common stock. The purchase prices for REV and LAL included performance-based contingent payments for future earn-out payments payable in 2015 and 2016 based on REV’s and LAL’s 2014 and 2015 financial targets, of which $6.25 million is the aggregate maximum contractual earn-out for REV and LAL combined, and of which $2.4 million was paid in April and May of 2015.  To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities or entering into new debt agreements. No assurances can be given we will be successful in obtaining any additional financing or the terms thereof. We currently believe our cash position, financing available under our credit facilities and funds generated from operations will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our current debt and lease obligations, and additional loans to our subsidiaries, if necessary, for at least the next twelve months.

As described above, we have provided collateralized guarantees to secure the repayment of certain of our subsidiaries’ credit facilities. Many of these facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other credit facilities and agreements. These covenants include, among other things, minimum levels of net worth, profitability and cash flow (as defined) and the restrictions on the ability of the borrower subsidiaries to advance funds to other borrower subsidiaries. As a result, it is possible for one or more of these borrower subsidiaries to fail to meet their respective covenants even if another borrower subsidiary otherwise has available excess funds which, if not restricted, could be used to cure the default. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity and we are not able to obtain a waiver, the lenders would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral and enforcement of payment under our parent guarantee. A requirement to accelerate the repayment of the credit facility obligations may have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all such obligations. As of March 31, 2015, we were in compliance with all debt covenants. Further, non-renewal of any of our credit facilities may have a material adverse impact on our business and financial condition. Other than performance-based contingent payments applicable to our acquisitions of REV and LAL, and our capital and operating lease commitments, we do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.

We receive municipal tax abatements in certain locations. In prior years, we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to our tax abatement. We disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against us and the timing of the related payments has not been finalized. As of March 31, 2015, we believe we have adequately accrued for the expected assessment.

In April 2010, a sales employee of eCOST.com, Inc. (“eCOST”, the former name of Retail Connect) was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. In August 2012, the employee pleaded guilty to a misdemeanor. Neither the Company nor eCOST have been charged with any criminal activity, and we are seeking the recovery of such funds, which are currently classified as other receivables in the March 31, 2015 financial statements. Based on the information available to date, we are unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or our inability to recover such funds or any significant portion thereof, or any costs and expenses we may incur in connection with such matter will not have a material adverse effect upon our financial condition or results of operations.

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

PFS Financing

Our PFS subsidiary has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank, which provides for up to $20.0 million ($17.0 million during certain non-seasonal peak months) of eligible accounts receivable financing through March 2016. The Comerica Agreement also provided for up to $2.0 million of eligible equipment financing (“Equipment Advances”) through March 2015. Outstanding Equipment Advances have a final maturity date of September 15, 2017. We entered into this Comerica Agreement to supplement our existing cash position and provide funding for our current and future operations, including our targeted growth. The Comerica Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties (including entities directly or indirectly owned by PFSweb, Inc.), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum tangible net worth of $20.0 million, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, and a minimum liquidity ratio. The Comerica Agreement also limits PFS’ ability to increase the subordinated loan to Supplies Distributors to more than $5.0 million and permits PFS to advance incremental amounts to certain of its subsidiaries and/or affiliates subject to certain financial covenants. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb, Inc.

Seasonality

The seasonality of our service fee business is dependent upon the seasonality of our clients’ business and sales of their products. Accordingly, we must rely upon the projections of our clients in assessing quarterly variability. We believe that with our current client mix and their current business volumes, our run rate service fee business activity will generally be highest in the quarter ended December 31. We believe our historical revenue pattern makes it difficult to predict the effect of seasonality on our future revenues and results of operations.

We believe results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.

Inflation

Management believes that inflation has not had a material effect on our operations.

Critical Accounting Policies

A description of our critical accounting policies is included in Note 2 of the consolidated financial statements in our December 31, 2014 Annual Report on Form 10-K and Note 2 of this report.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). As of March 31, 2015, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the period that ended on March 31, 2015, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company transitioned certain financial processing systems to a new general ledger system and implemented a new consolidations and reporting tools software system in the quarter ended March 31, 2015. These new systems are part of an ongoing initiative to enhance the overall design and operating effectiveness of the Company's financial reporting controls and are not in response to an identified internal control deficiency. Management believes that controls over implementation and use of the new financial systems are adequate to assure there will be no material effect, or a reasonable likelihood of a material effect, on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

In addition to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission, our business, financial condition and operating results could be adversely affected by any or all of the following factors.

Risks Related to Our Business

We operate with significant levels of indebtedness and are required to comply with certain financial and non-financial covenants; we are required to maintain a minimum level of subordinated loans to our subsidiary Supplies Distributors; and we have guaranteed certain indebtedness and obligations of our subsidiaries PFS and Supplies Distributors.

As of March 31, 2015, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of Ricoh product inventory, was approximately $22 million. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. Any non-renewal, default under or acceleration of any of our credit facilities may have a material adverse impact upon our business and financial condition. In addition we have provided $2.5 million of subordinated indebtedness to Supplies Distributors as of March 31, 2015. The maximum level of this subordinated indebtedness to Supplies Distributors that may be provided without approval from our lenders is $5.0 million. The restrictions on increasing this amount without lender approval may limit our ability to comply with certain loan covenants or grow and support Supplies Distributors’ business. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so.

Our business is subject to the risk of customer and supplier concentration.

For 2015, we currently expect one client to account for between 10% to 15% of our service fee revenue and several other clients to each account for between 5% to 10% of our service fee revenue. Most of our client agreements state a contract expiration date, but many also include an early termination clause permitting the client to terminate the contract for convenience prior to its stated expiration date or to reduce the scope of services or delay the commencement of services to be provided under the contract.  Termination, reduction, or delay of our services under a contract could result from factors unrelated to our work product or the progress of the project, such as factors related to business or financial conditions of the client, changes in client strategies or the domestic or global economy generally. The early termination, reduction or substantial delay of services any significant client, or nonrenewal of any significant client contract, or the nonpayment of a material amount of our service fees by a significant client, could have a material adverse effect upon our business, results of operation and financial condition.

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

Sales by Supplies Distributors to two customers in the aggregate accounted for approximately 27% of Supplies Distributors’ total product revenue and 7% of consolidated net revenues in the three month period ended March 31, 2015. The loss of one or both of such customers, or non-payment of any material amount by these or any other customer would have a material adverse effect upon Supplies Distributors’ business results of operations and financial condition.

Risks Related to Our Stock

Our stock price could decline if a significant number of shares become available for sale.

As of March 31, 2015, we have an aggregate of 1.5 million stock options outstanding to employees, directors and others with a weighted average exercise price of $5.44 per share. The shares of common stock that may be issued upon exercise of these options may be resold into the public market. In addition, we have issued equity awards under our stock option and equity incentive plan consisting of approximately 280,000 performance shares of common stock and approximately 41,000 restricted stock units, which equity awards may vest, subject to satisfaction of vesting conditions, in future years.  We have also issued an aggregate of approximately 48,600 deferred stock units to the non-employee members of our Board of Directors under our outside director compensation program under which the underlying shares will be issued upon the termination of service of the holder.  The current and future issuance and/or vesting of shares of our common stock under the foregoing stock awards, sales of substantial amounts of common stock in the public market following the issuance and/or vesting of such shares, and/or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosure

Not applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

a) Exhibits:

Exhibit No.	Description of Exhibits
3.1(1)	Amended and Restated Certificate of Incorporation of PFSweb, Inc.
3.1.1(2)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.
3.1.2(4)	Certificate of Amendment to Certificate of Incorporation of PFSweb, Inc.
3.1.3(5)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.
3.1.4(7)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.
3.2(1)	Amended and Restated By-Laws
3.2.1(3)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.
3.2.2(6)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.
3.2.3(7)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.
10.1 (8)	Form of Company Performance-Based Restricted Stock Unit Award Agreement.
10.2 (8)	Form of Individual Performance-Based Restricted Stock Unit Award Agreement.
10.3 (8)	Form of Performance Shares Award Agreement.
31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).
(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended December, 31, 2005 filed on March 31, 2006.
(3)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 13, 2007.
(4)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 2, 2008.
(5)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 14, 2009.
(6)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 2, 2010.
(7)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 18, 2013.
(8)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on April 6, 2015.
*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2015

PFSweb, Inc.
By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer
Chief Accounting Officer
Executive Vice President