Form 10-Q
period 2015-06-30
PFSWEB INC
filed 2015-08-10
CIK 1095315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

At August 5, 2015 there were 18,031,738 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES

Form 10-Q

June 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PFSweb, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	(Unaudited)
	June 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,721	$18,128
Restricted cash	374	521
Accounts receivable, net of allowance for doubtful accounts of $446 and $447 at June 30, 2015 and December 31, 2014, respectively	42,961	59,126
Inventories, net of reserves of $635 and $768 at June 30, 2015 and December 31, 2014, respectively	10,333	10,534
Other receivables	4,565	5,638
Prepaid expenses and other current assets	4,551	7,103
Total current assets	78,505	101,050
PROPERTY AND EQUIPMENT, net	23,912	26,604
IDENTIFIABLE INTANGIBLES, net	1,813	2,170
GOODWILL	10,322	8,366
OTHER ASSETS	2,101	2,556
Total assets	$116,653	$140,746
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$5,717	$6,850
Trade accounts payable	27,839	38,842
Deferred revenue	6,806	9,098
Accrued expenses	24,124	28,473
Total current liabilities	64,486	83,263
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	3,739	4,062
DEFERRED REVENUE	4,481	5,355
DEFERRED RENT	4,561	4,870
OTHER LIABILITIES	368	3,091
Total liabilities	77,635	100,641

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 17,511,982 and 17,047,093 shares issued at June 30, 2015 and December 31, 2014, respectively; and 17,478,515 and 17,013,622 outstanding at June 30, 2015 and December 31, 2014, respectively	17	17
Additional paid-in capital	132,631	129,457
Accumulated deficit	(93,519)	(89,926)
Accumulated other comprehensive income	14	682
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	39,018	40,105
Total liabilities and shareholders’ equity	$116,653	$140,746

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUES:
Product revenue, net	$13,658	$18,120	$30,312	$39,842
Service fee revenue	39,075	27,384	75,783	54,982
Pass-through revenue	10,443	8,539	20,927	16,448
Total revenues	63,176	54,043	127,022	111,272
COSTS OF REVENUES:
Cost of product revenue	12,911	17,039	28,619	37,555
Cost of service fee revenue	26,645	19,160	51,800	38,380
Cost of pass-through revenue	10,443	8,539	20,927	16,448
Total costs of revenues	49,999	44,738	101,346	92,383
Gross profit	13,177	9,305	25,676	18,889
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, including stock based compensation expense of $1,150 and $862 in the three months ended June 30, 2015 and 2014, respectively, and $1,954 and $1,656 in the six months ended June 30, 2015 and 2014, respectively.	14,676	11,485	28,290	22,507
Loss from operations	(1,499)	(2,180)	(2,614)	(3,618)
INTEREST EXPENSE, net	223	173	541	316
Loss from operations before income taxes	(1,722)	(2,353)	(3,155)	(3,934)
INCOME TAX EXPENSE	178	42	438	271
NET LOSS	$(1,900)	$(2,395)	$(3,593)	$(4,205)

NET LOSS PER SHARE:
Basic	$(0.11)	$(0.14)	$(0.21)	$(0.25)
Diluted	$(0.11)	$(0.14)	$(0.21)	$(0.25)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	17,368	16,736	17,257	16,630
Diluted	17,368	16,736	17,257	16,630
COMPREHENSIVE LOSS:
Net loss	$(1,900)	$(2,395)	$(3,593)	$(4,205)
Foreign currency translation adjustment	238	(40)	(668)	(98)
TOTAL COMPREHENSIVE LOSS	$(1,662)	$(2,435)	$(4,261)	$(4,303)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

PFSweb, Inc. and Subsidiaries

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,593)	$(4,205)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,564	5,768
Gain on sale of fixed assets	20	—
Provision for doubtful accounts	16	78
Provision for excess and obsolete inventory	9	5
Deferred income taxes	39	39
Stock-based compensation expense	1,954	1,656
Non-cash compensation expense	87	—
Changes in operating assets and liabilities:
Restricted cash	34	(32)
Accounts receivable	15,607	15,068
Inventories	109	400
Prepaid expenses, other receivables and other assets	3,854	(499)
Deferred rent	(282)	125
Accounts payable, deferred revenue, accrued expenses and other liabilities	(18,895)	(13,433)
Net cash provided by operating activities	5,523	4,970

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,946)	(2,925)
Acquisitions, net of cash acquired	(2,921)	—
Net cash used in investing activities	(4,867)	(2,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	1,189	788
Decrease (Increase) in restricted cash	112	(107)
Payments on capital lease obligations	(1,081)	(1,238)
Payments on debt, net	(2,212)	(606)
Net cash used in financing activities	(1,992)	(1,163)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,071)	(105)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,407)	777

CASH AND CASH EQUIVALENTS, beginning of period	18,128	22,418

CASH AND CASH EQUIVALENTS, end of period	$15,721	$23,195

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and capital leases	$1,637	$969

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1. OVERVIEW AND BASIS OF PRESENTATION

PFSweb, Inc. and its subsidiaries are collectively referred to as the “Company”; “Supplies Distributors” refers to Supplies Distributors, Inc. and its subsidiaries; “Retail Connect” refers to PFSweb Retail Connect, Inc.; “REV” collectively refers to REV Solutions, Inc. and REVTECH Solutions India Private Limited; “LAL” refers to LiveAreaLabs, Inc., “Moda” refers to Moda Superbe Limited, and “PFSweb” refers to PFSweb, Inc. and its subsidiaries, excluding Supplies Distributors and Retail Connect.

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

Acquisition of REV

On September 3, 2014, Priority Fulfillment Services, Inc. (“PFS”), a wholly-owned subsidiary of PFSweb, acquired the outstanding capital stock of REV, which provides eCommerce website technical design, development and support services, enabling retailers, manufacturers and suppliers to optimize the customer experience across multiple channels.  REV maintains operations in the United States and India.  The initial consideration paid for the shares was $3.2 million in cash payments.  The purchase agreement provides for future earn-out payments (“REV Earn-out Payments”) payable in 2015 and 2016 based on REV’s achievement of certain 2014 and 2015 financial targets (the “2014 REV Earn-out Payments” and “2015 REV Earn-out Payments”, respectively), in each case, subject to guaranteed minimum and maximum payments and possible offsets for indemnification and other claims arising under the purchase agreement.  During the three months ended June 30, 2015, the Company paid $1.1 million and issued 27,407 shares of common stock of the Company (approximately $0.3 million in value as of payment date) in payment of the 2014 REV Earn-out Payments.  At PFS’ election, up to $0.2 million of the 2015 REV Earn-out Payments are payable in unregistered shares of common stock of the Company. As of June 30, 2015, the Company has recognized a total current liability of $1.7 million applicable to the 2015 REV Earn-out Payments which have a guaranteed minimum of $0.7 million and maximum of $1.8 million.

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

The following table summarizes the estimated fair value of the tangible and intangible assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$765
Accounts receivable	1,753
Property and equipment	289
Identifiable intangibles	1,019
Other assets	16
Total assets acquired	3,842
Total liabilities assumed	655
Net assets acquired	3,187
Goodwill	2,756
Total purchase price	$5,943

Purchase price for REV is as follows (in thousands):

Number of shares of common stock issued	27,407
Multiplied by PFSweb Inc.'s stock price	$10.95
Share consideration for settlement of performance-based contingent payments	$300
Aggregate cash payments	4,254
Performance-based contingent payments (based on fair value at acquisition date)	1,389
Total purchase price	$5,943

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

Definite lived intangible assets acquired in the REV acquisition consist of (in thousands):

		June 30, 2015		Estimated
	Fair Value	Accumulated	Net Carrying	Useful Life
	at Acquisition	Amortization	Value	from Acquisition

Non-compete agreements	$94	$(37)	$57	1-3.5 years
Leasehold	45	(15)	30	2.5 years
Customer relationships	880	(233)	647	6 years
Total definite lived intangible assets	$1,019	$(285)	$734

Acquisition of LAL

On September 22, 2014, PFS acquired the outstanding capital stock of LAL, which provides digital agency services including strategy, branding, website design, visual design, copywriting, interactive development and support services primarily to manufacturers and retailers.  LAL operates in the United States. Consideration paid for the shares included an initial $4.0 million cash payment and 54,604 unregistered shares of common stock of the Company (approximately $0.5 million in value as of acquisition date).  The purchase agreement provides for future earn out payments (“LAL Earn-out Payments”) payable in 2015 and 2016 based on LAL’s achievement of certain 2014 and 2015 financial targets (the “2014 LAL Earn-out Payments” and “2015 LAL Earn-out Payments,” respectively), in each case, subject to a maximum payment and possible offsets for indemnification and other claims arising under the purchase agreement. During the three months ended June 30, 2015, the Company paid $1.0 million for the 2014 LAL Earn-out Payments.  As of June 30, 2015, the Company has recognized a total current liability of $1.8 million applicable to the projected 2015 LAL Earn-out Payments with a maximum payment of $2.0 million. At PFS’ election, up to 25% of the 2015 LAL Earn-out Payments are payable in unregistered shares of common stock of the Company.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

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

The following table summarizes the estimated fair value of the tangible and intangible assets acquired and liabilities assumed (in thousands):

Cash	$30
Accounts receivable, net	1,299
Property and equipment	253
Identifiable intangibles	1,290
Other assets	28
Total assets acquired	2,900
Total liabilities assumed	1,617
Net assets acquired	1,283
Goodwill	5,610
Total purchase price	$6,893

Purchase price for LAL is as follows (in thousands, except share data):

Number of shares of common stock issued	54,604
Multiplied by PFSweb Inc.'s stock price	$9.96
Share consideration	$544
Aggregate cash payments	4,950
Performance-based contingent payments (based on fair value at acquisition date)	1,399
Total purchase price	$6,893

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

Definite lived intangible assets acquired in the LAL acquisition consist of (in thousands):

		June 30, 2015		Estimated
	Fair Value	Accumulated	Net Carrying	Useful Life
	at Acquisition	Amortization	Value	from Acquisition

Non-compete agreements	$150	$(32)	$118	3.5 years
Trade name	150	(50)	100	2.25 years
Customer relationships	990	(234)	756	6 years
Total definite lived intangible assets	$1,290	$(316)	$974

Acquisition of Moda

On June 11, 2015, PFS acquired the outstanding capital stock of Moda, an eCommerce system integrator and consultancy that provides unique digital experiences for fashion brands and retailers.  Moda maintains primary operations in London.  Consideration paid for the shares included an initial £650,000 (approximately $1.0 million) cash payment and 16,116 unregistered shares of Company stock (approximately $0.3 million in value as of the acquisition date).  The purchase agreement provides for (i) a further adjustment based on Moda’s shareholders’ equity balance as of the date of acquisition and (ii) future earn-out payments (“Moda Earn-out Payments”) payable in 2016 and 2017 based on Moda’s achievement of certain 2015 and 2016 financial targets, with no

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

guaranteed minimum and an aggregate maximum each year of £500,000 (approximately $0.8 million), in each case, subject to possible offsets for indemnification and other claims arising under the purchase agreement.  At PFS’ election, up to 25% of each of the 2015 and 2016 Moda Earn-out Payments are payable in restricted shares of common stock of the Company.

The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the assets acquired and liabilities assumed, including a preliminary allocation of purchase price, and the results of operations of Moda have been included in the Company's consolidated financial statements since the date of acquisition. The following table summarizes the preliminary unaudited, estimated fair value of the tangible and intangible assets acquired and liabilities assumed. This allocation requires the significant use of estimates and is based on the information available to management at the time these financial statements were prepared. As the acquisition was only recently completed, the Company has not yet completed its assessment of the fair value of the tangible and intangible assets acquired, nor recorded the potentially related amortization expense applicable to such assets, and liabilities assumed.  As such, the estimated purchase price in excess of net assets acquired and liabilities assumed has initially been recorded as goodwill and intangible assets. Goodwill is not deductible for tax purposes and will not be amortized but is subject to annual impairment tests using a fair-value-based approach. The Company is in the process of finalizing the purchase price allocation and, accordingly, the following preliminary allocation of the purchase price is subject to adjustment.

The following table summarizes the unaudited estimated fair value of the tangible and intangible assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$126
Accounts receivable	335
Property and equipment	27
Other assets	23
Total assets acquired	511
Total liabilities assumed	542
Net liabilities assumed	(31)
Goodwill and intangible assets	1,957
Total purchase price	$1,926

The estimated purchase price for Moda is as follows (in thousands, except share data):

Number of shares of common stock issued	16,116
Multiplied by PFSweb Inc.'s stock price	$14.60
Share consideration	$235
Aggregate cash payments	1,005
Performance-based contingent payments (based on fair value at acquisition date)	686
Total purchase price	$1,926

Pro Forma Information

The following table presents selected pro forma information, for comparative purposes, assuming the acquisitions of REV and LAL had occurred on January 1, 2014 (unaudited) and now include the impact of the acquisition related amortization of intangible assets (approximately $0.2 million per quarter), which were previously omitted (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2014	2014
Total revenues	$58,239	$118,780
Net loss	(1,934)	(3,938)
Basic and diluted net loss per share	(0.12)	(0.24)

The unaudited pro forma information combines the historical unaudited consolidated results of the Company’s operations and REV’s and LAL’s operations for the three and six months ended June 30, 2014 giving effect to the acquisitions and related events as if they had been consummated on January 1, 2014.  The unaudited pro forma total revenues and pro forma net loss are not necessarily indicative of the consolidated results of operations for future periods or the results of operations that would have been realized had the

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Company consolidated REV and LAL during the period noted.  Moda did not meet the significance test requirements in order to be included in the pro forma presentation above.

Definite Lived Intangible Asset Amortization

The Company recognized $0.2 million and $0.5 million of amortization expense, related to the REV and LAL definite lived intangible assets in selling, general and administrative expenses in three and six months ended June 30, 2015, respectively. The estimated amortization expense for each of the next five years is as follows (in thousands):

2015	$951
2016	533
2017	345
2018	200
2019	138

Basis of Presentation

The interim consolidated financial statements as of June 30, 2015, and for the three and six months ended June 30, 2015 and 2014, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim consolidated financial statements of the Company include all adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2015, its results of operations for the three and six months ended June 30, 2015 and 2014 and its cash flows for the six months ended June 30, 2015 and 2014. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

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

The Company performs front-end set-up and integration services to support client eCommerce plaftorms and websites. When the Company determines that these front-end set-up and integration services do not meet the criteria for recognition as a separate unit of accounting, the Company defers the start-up fees received and the related costs, and recognizes them over the contract term, which the Company believes approximates the performance period. When the Company determines that these front-end set-up and integration services do meet the criteria for recognition as a separate unit of accounting, for time and material arrangements, the Company recognizes revenue as services are rendered and costs as they are incurred. For fixed-price arrangements, if reasonable and reliable cost estimates for a project cannot be made, the Company uses the completed contract method to recognize revenues and costs. If reasonable and reliable costs estimates for a project can be made, the Company recognizes revenue over the contract term on a proportional performance basis, as determined by the relationship of actual costs incurred compared to the estimated total contract costs.

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

Investment in Subsidiaries

PFS has made advances to Supplies Distributors that are evidenced by a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Subordinated Note cannot be increased to more than $5.0 million or decreased to less than $2.5 million without prior approval of certain of the Company’s lenders. As of June 30, 2015 and December 31, 2014, the outstanding balance of the Subordinated Note was $2.5 million. The Subordinated Note is eliminated in the Company’s consolidated financial statements.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Concentration of Business and Credit Risk

One service fee client relationship represented approximately 14% of the Company’s consolidated total net revenues, including pass-through revenue, during the six months ended June 30, 2015.  No customer or service fee client exceeded 10% of consolidated accounts receivable.

A summary of the nonaffiliated customer and client concentrations as a percentage of product revenue and service fee revenue, respectively, is as follows:

	Six Months Ended
	June 30,
	2015	2014
Product Revenue (as a percentage of total Product Revenue):
Customer 1	15%	12%
Customer 2	14%	12%
Service Fee Revenue (as a percentage of total Service Fee Revenue):
Client 1	15%	—

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Property and Equipment

The Company’s property held under capital leases totaled approximately $4.7 million and $4.8 million, net of accumulated amortization of approximately $3.6 million and $4.0 million, at June 30, 2015 and December 31, 2014, respectively. Depreciation and amortization expense related to capital leases during the six months ended June 30, 2015 and 2014 was $1.0 million and $1.2 million, respectively.

Income Taxes

The Company records a tax provision primarily associated with state income taxes and its foreign operations. The Company has recorded a valuation allowance for the majority of its domestic net deferred tax assets, which are primarily related to its net operating loss carryforwards and for certain foreign deferred tax assets.

Cash Paid for Interest and Taxes

The Company made payments for interest of approximately $0.3 million in each of the six month periods ended June 30, 2015 and 2014. Income taxes of approximately $0.7 million and $0.4 million were paid by the Company during the six month periods ended June 30, 2015 and 2014, respectively.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest  (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) which will require debt issuance costs related to a  recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by ASU 2015-03.  This guidance is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. The Company currently expects to adopt ASU 2015-03 during the quarter ending September 30, 2015 by recognizing debt issuance costs as a direct deduction of the related debt liability.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under existing standards, the market amount requires consideration of replacement cost, net realizable value (NRV), and NRV less an approximately normal profit margin. The new ASU replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. This standard is effective for the Company prospectively beginning January 1, 2017, with early adoption permitted. The Company is currently assessing this ASU’s impact on the Company’s consolidated financial statements.

3. NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share are computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Stock options not included in the calculation of diluted net loss per common share for the six months ended June 30, 2015, and 2014 were 1.3 million and 1.8 million, respectively, as the effect would be anti-dilutive.

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

During the six months ended June 30, 2015 the Company issued an aggregate of 156,000 options to purchase shares of common stock, which generally vest over a three-year period.

Total stock-based compensation expense was $2.0 million and $1.7 million for the six month periods ended June 30, 2015 and 2014, respectively, and was included as a component of selling, general and administrative expenses in the consolidated statements of operations.

5. VENDOR FINANCING

Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of Ricoh products in the United States, providing financing for eligible Ricoh inventory and certain receivables up to $15.0 million. The agreement has no stated maturity date and provides either party the ability to exit the facility following a 90-day notice. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility, which were $7.9 million and $8.4 million as of June 30, 2015 and December 31, 2014, respectively, as accounts payable in the consolidated balance sheets. As of June 30, 2015, Supplies Distributors had $2.5 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. The credit facility also contains financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and is secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $2.5 million and the Company is required to maintain a minimum shareholders’ equity of $18.0 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (3.75% as of June 30, 2015). The facility also includes a monthly service fee.

In August 2015, the Company amended this facility with IBM Credit LLC.  See Note 9 below.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

6. DEBT AND CAPITAL LEASE OBLIGATIONS;

Outstanding debt and capital lease obligations consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
Loan and security agreements
Supplies Distributors	$2,167	$3,267
PFS	1,704	1,890
Master lease agreements	5,370	5,589
Other	215	166
Total	9,456	10,912
Less current portion of long-term debt	5,717	6,850
Long-term debt, less current portion	$3,739	$4,062

Loan and Security Agreement – Supplies Distributors

Supplies Distributors has a loan and security agreement with Wells Fargo Bank, National Association (“Wells Fargo”) to provide financing for up to $12 million of eligible accounts receivable in the United States and Canada. As of June 30, 2015, Supplies Distributors had $2.9 million of available credit under this agreement. The Wells Fargo facility expires on the earlier of March 2016 or the date on which the parties to the Ricoh distributor agreement no longer operate under the terms of such agreement and/or Ricoh no longer supplies products pursuant to such agreement. Borrowings under the Wells Fargo facility accrue interest at prime rate plus 0.25% to 0.75% (3.75% as of June 30, 2015) or Eurodollar rate plus 2.5% to 3.0%, dependent on excess availability and subject to a minimum of 3.0%, as defined. The interest rate as of June 30, 2015 was 3.75% for $1.2 million of outstanding borrowings and 3.0% for $1.0 million of outstanding borrowings. As of December 31, 2014, the interest rate was 3.75% for $2.3 million of outstanding borrowings and 3.0% for $1.0 million of outstanding borrowings. This agreement includes a monthly service fee and contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. This agreement also contains financial covenants, such as minimum net worth, as defined, and is secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFS. Additionally, PFS is required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $2.5 million, may not maintain restricted cash of more than $5.0 million and is restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors has entered into blocked account agreements with its banks pursuant to which a security interest was granted to Wells Fargo for all U.S. and Canadian customer remittances received in specified bank accounts.

In August 2015, the Company replaced this Wells Fargo facility with a new credit facility with Regions Bank.  See Note 9 below.

Loan and Security Agreement – PFS

PFS has a Loan and Security Agreement (“Comerica Agreement”) with Comerica Bank (“Comerica”). The Comerica Agreement provides for up to $17.0 million ($20.0 million during certain seasonal peak months) of eligible accounts receivable financing (“Working Capital Advances”) through March 2016. The Comerica Agreement also provided for up to $2.0 million of eligible equipment advances (“Equipment Advances”) through March 2015, with a final maturity date of September 15, 2017. As of June 30, 2015, PFS had $16.9 million of available credit under the Working Capital Advance portion of this facility and no available credit for Equipment Advances. Effective March 31, 2014, borrowings under the Working Capital Advance portion of the Comerica Agreement accrue interest at prime rate plus 1% (4.25% at June 30, 2015) while the Equipment Advances accrue interest at prime rate plus 1.5% (4.75% at June 30, 2015). The Comerica Agreement includes a monthly service fee and contains cross default provisions and various restrictions upon PFS’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricts the amount of the Subordinated Note receivable from Supplies Distributors to a maximum of $5.0 million. Comerica has provided approval for PFS to advance incremental amounts subject to certain financial covenants, as defined, to certain of its subsidiaries and/or affiliates, if needed. The Comerica Agreement is secured by all of the assets of PFS, as well as a guarantee of PFSweb, Inc.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

In August 2015, the Company replaced this Comerica facility with a new credit facility with Regions Bank.  See Note 9 below.

Debt Covenants

To the extent the Company or any of its subsidiaries fail to comply with its covenants applicable to its debt or vendor financing obligations, including the monthly financial covenant requirements, such as profitability and cash flow, and required level of shareholders’ equity or net worth (as defined), the Company would be required to obtain a waiver from the lender or the lender would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral and enforcement of payment under the Company parent guarantee. Any acceleration of the repayment of the credit facilities may have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. As of and for the six months ended June 30, 2015, the Company was in compliance with all debt covenants.

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

7. SEGMENT INFORMATION

The Company is currently organized into two primary operating segments, which generally align with its corporate organization structure. In the first segment, PFSweb is a global provider of various infrastructure, technology, and digital agency solutions and operates as a service fee business. In the second operating segment (“Business and Retail Connect”), subsidiaries of the Company purchase inventory from clients and resell the inventory to client customers. In this segment, the Company generally recognizes product revenue.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues (in thousands):
PFSweb	$49,434	$36,138	$96,143	$71,890
Business and Retail Connect	17,062	21,676	37,896	47,458
Eliminations	(3,320)	(3,771)	(7,017)	(8,076)
	$63,176	$54,043	$127,022	$111,272
Income (loss) from operations (in thousands):
PFSweb	$(1,869)	$(2,677)	$(3,531)	$(4,530)
Business and Retail Connect	370	497	917	912
	$(1,499)	$(2,180)	$(2,614)	$(3,618)
Depreciation and amortization (in thousands):
PFSweb	$3,290	$2,834	$6,521	$5,681
Business and Retail Connect	19	44	43	87
	$3,309	$2,878	$6,564	$5,768
Capital expenditures (in thousands):
PFSweb	$676	$1,321	$1,946	$2,902
Business and Retail Connect	—	16	—	23
	$676	$1,337	$1,946	$2,925

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

	June 30,	December 31,
	2015	2014
Assets (in thousands):
PFSweb	$92,080	$104,372
Business and Retail Connect	36,442	47,682
Eliminations	(11,869)	(11,308)
	$116,653	$140,746

8. COMMITMENTS AND CONTINGENCIES

The Company received municipal tax abatements in certain locations. In prior years, the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to the Company’s tax abatement. The Company disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against the Company and the timing of the related payments has not been finalized. As of June 30, 2015, the Company believes it has adequately accrued for the expected assessment.

In April 2010, a sales employee of eCOST (the former name of Retail Connect) was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. In August 2012, the employee pleaded guilty to a misdemeanor. Neither the Company nor eCOST have been charged with any criminal activity, and the Company is seeking the recovery of the funds that are currently classified as other receivables on the June 30, 2015 and December 31, 2014 balance sheets. Based on the information available to date, the Company is unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or the inability of the Company to recover such funds or any significant portion thereof, or any costs and expenses incurred by the Company in connection with this matter will not have a material adverse effect upon the Company’s financial condition or results of operations.

In connection with a client project, the Company has provided a $1.3 million performance bond which may be drawn upon in the event of a default by the Company of its obligations under the project, or, in the absence of a default, upon successful completion of the project, the bond will be returned.

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

9. SUBSEQUENT EVENT

Acquisition

On August 5, 2015, the Company and a newly formed subsidiary (the “Buyer”), entered into, and consummated the transactions contemplated by, an asset purchase agreement (the “Purchase Agreement”) dated August 4, 2015 with CrossView, Inc. (“CrossView”) and its shareholders. CrossView is an ecommerce systems integrator and performs a wide range of ecommerce services in the U.S., Canada and India.  Pursuant to the terms of the Purchase Agreement, the Buyer purchased substantially all of the assets and assumed substantially all of the liabilities of CrossView.

Consideration paid by the Company included an initial cash payment of $30.7 million and will include 553,223 unregistered shares of Company common stock (approximately $7.2 million in value as of the acquisition date).  The Purchase Agreement also provides for (i) adjustment of the initial cash payment based upon a post-closing balance sheet reconciliation and (ii) future earn-out payments (“CrossView Earn-out Payments”) payable in 2016, 2017 and 2018 based on CrossView and the Buyer’s achievement of certain 2015, 2016 and 2017 financial targets.  The CrossView Earn-out Payments have no guaranteed minimum and an aggregate maximum of $18.0 million and are subject to possible offsets for indemnification and other claims arising under the Purchase Agreement.  The Company will pay 20% of the 2015 earn-out and 15% of the 2016 earn-out and 2017 earn-out in restricted shares of Company common stock, based on its then current market value at the time of issuance.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

New and Amended Financing Agreements

On August 5, 2015, the Company and its U.S. subsidiaries entered into a credit agreement (“Credit Agreement”) with Regions Bank, as agent for itself and one or more lenders now or hereafter made a party thereto (the “Lenders”). Under this Credit Agreement, and subject to the terms set forth therein, the Lenders have agreed to provide the Company’s subsidiary, PFS, with an initial $30 million revolving loan facility and an initial $10 million term loan facility. Subject to the terms of the Credit Agreement, PFS has the ability to increase the revolving loan facility to $35 million and the term loan facility to $20 million, as well as the ability to increase the total loan facilities to $75 million.  Availability under the revolving loan facility may not exceed a borrowing base of eligible accounts receivable (as defined). Advances under the Credit Agreement accrue interest at a variable rate, plus an applicable margin, and have a five year maturity, with scheduled amortization payments for term loan advances. The Credit Agreement is secured by a lien on substantially all of the assets of Company and its U.S. subsidiaries and a pledge of 65% of the shares of the Company’s foreign subsidiaries.  The Credit Agreement contains cross default provisions, various restrictions upon the Company’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum fixed charge ratio and a maximum leverage ratio.  The Credit Agreement replaces the Company’s prior financing with Comerica and Wells Fargo, which were terminated concurrent with the closing under the Credit Agreement.

On August 3, 2015, the Company amended the short-term credit facility between Supplies Distributors and IBM Credit LLC to reduce the maximum financing amount to $13.0 million and eliminate the Company’s minimum shareholders' equity requirement of $18.0 million.

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

•	Implemented a significant new contract with a United States government agency.
•

Announced and began a comprehensive merger and acquisition strategy to enhance our service offering, diversify our operations and expand our global opportunities, which resulted in the acquisitions described below.

•

Acquired the outstanding capital stock of REV Solutions, Inc. and REVTECH Solutions India Private Limited (collectively “REV”) on September 3, 2014. The results of operations of REV have been included in our consolidated financial statements since the acquisition date.

•

Acquired the outstanding capital stock of LiveAreaLabs, Inc. (“LAL”) on September 22, 2014. The results of operations of LAL have been included in our consolidated financial statements since the acquisition date.

•	Completed the implementation of other new contracts with both new and existing clients.

We acquired the outstanding capital stock of Moda Superbe Limited (“Moda”) on June 11, 2015. The results of operations of Moda have been included in our consolidated financial statements since the acquisition date.

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

In general, we provide the Service Fee model through our all of our subsidiaries, the Agent (or Flash) model through our PFS and Supplies Distributors subsidiaries and the Retail model through our Supplies Distributors and PFSweb Retail Connect subsidiaries.

Growth is a key element to achieving our future goals, including achieving and maintaining sustainable profitability. Growth in our Service Fee and Agent models is driven by two main elements: new client relationships and organic growth from existing clients. We focus our sales efforts on larger contracts with brand-name companies within four primary target markets, health and beauty, home goods and collectibles, fashion and consumer packaged goods, which, by nature, require a longer duration to close but also have the potential to be higher quality and longer duration engagements. In September 2014, we acquired REV and LAL and in June 2015, we acquired Moda, each of which expand our service offering capabilities and add new client relationships which we expect to enhance our growth opportunities.

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

Results of Operations For the Interim Periods Ended June 30, 2015 and 2014

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenue (in millions):

	Three Months Ended June 30,					Six Months Ended June 30,
				% of Net Revenues					% of Net Revenues
	2015	2014	Change	2015	2014	2015	2014	Change	2015	2014
Revenues
Product revenue, net	$13.7	$18.1	$(4.4)	21.6%	33.5%	$30.3	$39.8	$(9.5)	23.9%	35.8%
Service fee revenue	39.1	27.4	11.7	61.9%	50.7%	75.8	55.0	20.8	59.7%	49.4%
Pass-through revenue	10.4	8.5	1.9	16.5%	15.8%	20.9	16.4	4.5	16.5%	14.8%
Total net revenues	63.2	54.0	9.2	100.0%	100.0%	127.0	111.2	15.8	100.0%	100.0%
Cost of Revenues
Cost of product revenue (1)	12.9	17.0	(4.1)	94.5%	94.0%	28.6	37.6	(9.0)	94.4%	94.3%
Cost of service fee revenue (2)	26.6	19.2	7.4	68.2%	70.0%	51.8	38.4	13.4	68.4%	69.8%
Pass-through cost of revenue (3)	10.4	8.5	1.9	100.0%	100.0%	20.9	16.4	4.5	100.0%	100.0%
Total cost of revenues	49.9	44.7	5.2	79.1%	82.8%	101.3	92.4	8.9	79.8%	83.0%
Product revenue gross profit	0.8	1.1	(0.3)	5.5%	6.0%	1.7	2.2	(0.5)	5.6%	5.7%
Service fee gross profit	12.5	8.2	4.3	31.8%	30.0%	24.0	16.6	7.4	31.6%	30.2%
Pass-through gross profit	—	—	—	—	—	—	—	—	—	—
Total gross profit	13.3	9.3	4.0	20.9%	17.2%	25.7	18.8	6.9	20.2%	17.0%
Selling General and Administrative expense	14.7	11.5	3.2	23.2%	21.3%	28.3	22.5	5.8	22.3%	20.2%
Loss from operations	(1.4)	(2.2)	0.8	(2.4)%	(4.0)%	(2.6)	(3.7)	1.1	(2.1)%	(3.3)%
Interest expense, net	0.3	0.2	0.1	0.4%	0.3%	0.6	0.2	0.4	0.4%	0.3%
Loss before income taxes	(1.7)	(2.4)	0.7	(2.7)%	(4.4)%	(3.2)	(3.9)	0.7	(2.5)%	(3.5)%
Income tax expense (benefit), net	0.2	—	0.2	0.3%	0.1%	0.4	0.3	0.1	0.3%	0.2%
Net loss	$(1.9)	$(2.4)	$0.5	(3.0)%	(4.4)%	$(3.6)	$(4.2)	$0.6	(2.8)%	(3.8)%
(1)	% of net revenues represents the percent of Product revenue, net.
(2)	% of net revenues represents the percent of Service fee revenue.
(3)	% of net revenues represents the percent of Pass-through revenue.

Product Revenue, net. Product revenue was $13.7 million for the three months ended June 30, 2015, which represents a decrease of $4.4 million, or 24.6% as compared to the same quarter of the prior year. In the six months ended June 30, 2015 product revenue was $30.3 million, which represents a decrease of $9.5 million, or 23.9%, as compared to the same period of the prior year.  This reduction in revenue is primarily due to the operational restructuring by Ricoh of its business, which has resulted, and is expected to continue to result, in lower product revenue from the sale of Ricoh products.  We currently expect product revenue to continue to decline as compared to the prior year and be approximately $60 million to $65 million in 2015.

Service Fee Revenue. The increase in service fee revenue for the three and six months ended June 30, 2015, as compared to the same periods of the prior year, was primarily due to the impact of expanded and new client relationships, including service fee revenues generated by our newly acquired subsidiaries REV, LAL and Moda, partially offset by the conclusion or reduction of operations of several client programs that were in effect during the three and six months ended June 30, 2014.

The change in service fee revenue, excluding pass-through revenue, is shown below (millions):

	Three	Six
	Months	Months
Period ended June 30, 2014	$27.4	$55.0
New service contract relationships	11.1	20.6
Change in existing client service fees	2.1	4.3
Terminated clients not included in 2015 revenue	(1.5)	(4.1)
Period ended June 30, 2015	$39.1	$75.8

When considering client relationships, we define an existing client to be a client from whom we earned revenue in both the current and prior year periods, we define a new client to be a client from whom we only earned revenue in the current year period, and we define a terminated client as a client from whom we only earned revenue in the prior year periods. For 2015, we are currently targeting an increase in annual service fee revenues of approximately 30% as compared to 2014, including the impact of our recent acquisitions, as well the as the acquisition of CrossView, Inc. completed in August 2015.

Cost of Product Revenue. Cost of product revenue decreased by $4.1 million, or 24.2%, to $12.9 million in the three months ended June 30, 2015. The resulting gross profit margin was $0.8 million, or 5.5% of product revenue, for the three months ended June 30, 2015 and $1.1 million, or 6.0% of product revenue, for the comparable 2014 period. The cost of product revenue decreased by $9.0 million, or 23.8%, to $28.6 million in the six months ended June 30, 2015. The resulting gross profit margin was $1.7 million, or 5.6% of product revenue, for the six months ended June 30, 2015 and $2.2 million, or 5.7% of product revenue, for the comparable 2014 period. We currently expect our product revenue gross profit margin to be approximately 5% in 2015.

Cost of Service Fee Revenue. Gross profit as a percentage of service fees increased to 31.8% in three month period ended June 30, 2015 from 30.0% in the same period of 2014. In the six month period, gross profit as a percentage of service fees increased to 31.6% from 30.2% in the same period of 2014.  The three and six months ended June 30, 2015 both included a higher proportion of professional and technology services, including the impact from our acquisitions of REV and LAL, which contributed to the increased gross profit percentage.  The gross margin percentage in each period also included the benefit of higher margin project activity.

We target to earn an overall average gross profit on our service fee activity of 25-30% on existing and new service fee contracts, but we have accepted, and may continue to accept, lower gross margin percentages on certain contracts depending on contract scope and other factors, including projected volumes. Gross margins on our service fee business are expected to be within our targeted range of 25-30% for 2015. We are focused on continuing to increase our level of higher margin service fee activity, including our professional and technology services, to help offset other lower margin activities. Based on our currently projected continued growth in the professional services area of our business, we are projecting to be at the higher end of the targeted range in 2015. Our service fee gross profit will continue to be impacted by the split of our infrastructure related services versus our professional services activity, as well as project work.

Selling, General and Administrative (“SG&A”)Expenses. SG&A expenses for the three months ended June 30, 2015 and 2014 were $14.7 million and $11.5 million, respectively. As a percentage of total net revenue, SG&A expenses were 23.2% in the three months ended June 30, 2015 and 21.3% in the prior year period. In the six months ended June 30, 2015, selling general and administrative expenses were $28.3 million, or 22.3% of total net revenue, as compared to $22.5 million, or 20.2% of total net revenue in the comparable period of 2014.  The three and six months ended June 30, 2015 includes approximately $1.8 million and $3.4 million, respectively, of SG&A expenses for our newly consolidated acquisitions, REV, LAL and Moda, and approximately $1.1 million and $1.9 million, respectively, of incremental professional fees and other expenses associated with our acquisition activity, including certain transition costs incident to our acquisitions, and other restructuring activities.  Excluding the acquisition and restructuring related costs, SG&A expenses as a percent of total net revenue would have been 21.5% and 20.8% in the three and six month periods ended June 30, 2015, respectively.  The increased percentage for the three and six month periods in 2015 is also due to a reduction in product revenue between periods that did not result in a corresponding level of SG&A decreases.  We currently expect our SG&A expenses will continue to increase in 2015 as compared to 2014, as we include a full year of expenses for our acquisitions and incur additional expenditures related to our sales and marketing activities.

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

Liquidity and Capital Resources

During the six months ended June 30, 2015, we generated $5.5 million of cash for operating activities, primarily due to a:

•	$15.6 million decrease in accounts receivable primarily applicable to reduced service fee revenue activity as compared to our seasonally higher fourth quarter at the end of 2014;
•	$5.1 million of cash income from operations before working capital change; and
•	$3.9 million decrease in prepaid expenses, other receivables and other assets primarily due to the timing of certain payments.

The generation of cash was partially offset by a:

•

$18.9 million decrease in accounts payable, deferred revenue, accrued expenses and other liabilities in part due to reduced inventory purchases as a result of a reduction in product revenue and reduced service fee business liabilities due to reduced business volumes following the seasonally higher fourth quarter at the end of 2014.

At June 30, 2015 and 2014, our accounts payable and accrued expenses were higher than normal operating levels due to the timing of various vendor and client reimbursement payments.

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

We incurred capital expenditures of $1.9 million and $2.9 million in the six month periods ended June 30, 2015 and 2014, respectively, exclusive of $1.6 million and $1.0 million in each period, respectively, of property and equipment acquired under debt and capital lease financing, which consisted primarily of payments for capitalized software costs and equipment purchases.

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

During the six months ended June 30, 2015, our working capital decreased to $14.0 million from $17.8 million at December 31, 2014 due to the following key factors: $3.1 million of performance-based contingent payments classified as current liabilities as of June 30, 2015 as compared to its classification as long term liabilities as of December 31, 2014, acquisitions and acquisition related expenses, capital expenditures, and amortization of debt facilities, which were partially offset by income from operations before working capital changes and proceeds from issuance of common stock. The purchase prices for REV and LAL included performance-based contingent payments for future earn-out payments payable in 2016 based on REV’s and LAL’s 2015 financial targets, of which

$3.8 million is the aggregate maximum contractual earn-out for REV and LAL combined.  The purchase price for Moda also includes performance-based contingent payments for future earn-out payments payable in 2016 and 2017 based on Moda’s 2015 and 2016 financial targets, of which £1,000,000 is the aggregate maximum contractual earn-out for Moda.  To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities or entering into new debt agreements. No assurances can be given we will be successful in obtaining any additional financing or the terms thereof. We currently believe our cash position, financing available under our credit facilities and funds generated from operations will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our current debt and lease obligations, and additional loans to our subsidiaries, if necessary, for at least the next twelve months.

As described above, as of June 30, 2015, we have provided collateralized guarantees to secure the repayment of certain of our subsidiaries’ credit facilities. Many of these facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other credit facilities and agreements. These covenants include, among other things, minimum levels of net worth, profitability and cash flow (as defined) and the restrictions on the ability of the borrower subsidiaries to advance funds to other borrower subsidiaries. As a result, it is possible for one or more of these borrower subsidiaries to fail to meet their respective covenants even if another borrower subsidiary otherwise has available excess funds which, if not restricted, could be used to cure the default. To the extent we fail to comply with our debt covenants, including the monthly financial covenant requirements and our required level of shareholders’ equity and we are not able to obtain a waiver, the lenders would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral and enforcement of payment under our parent guarantee. A requirement to accelerate the repayment of the credit facility obligations may have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all such obligations. As of June 30, 2015, we were in compliance with all debt covenants. Further, non-renewal of any of our credit facilities may have a material adverse impact on our business and financial condition. In August 2015, we replaced certain of these subsidiaries’ credit facilities with a new credit facility with Regions Bank described below.  Other than performance-based contingent payments applicable to our acquisitions, and our capital and operating lease commitments, we do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.

We receive municipal tax abatements in certain locations. In prior years, we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to our tax abatement. We disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against us and the timing of the related payments has not been finalized. As of June 30, 2015, we believe we have adequately accrued for the expected assessment.

In April 2010, a sales employee of eCOST.com, Inc. (“eCOST”, the former name of Retail Connect) was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. In August 2012, the employee pleaded guilty to a misdemeanor. Neither the Company nor eCOST have been charged with any criminal activity, and we are seeking the recovery of such funds, which are currently classified as other receivables in the June 30, 2015 financial statements. Based on the information available to date, we are unable to determine the amount of the loss, if any, relating to the seizure of such funds. No assurance can be given, however, that the seizure of such funds, or our inability to recover such funds or any significant portion thereof, or any costs and expenses we may incur in connection with such matter will not have a material adverse effect upon our financial condition or results of operations.

Supplies Distributors Financing

To finance its distribution of Ricoh products in the U.S., Supplies Distributors has a short-term credit facility with IBM Credit LLC (“IBM Credit”) that provides financing for up to $13.0 million. We have provided a collateralized guarantee to secure the repayment of this credit facility. The IBM Credit facility does not have a stated maturity and both parties have the ability to exit the facility following a 90-day notice. The Company has direct vendor credit terms with Ricoh to finance Supplies Distributors European subsidiary’s inventory purchases.

This credit facility contains various restrictions upon the ability of Supplies Distributors and its subsidiaries to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, we are required to maintain a subordinated loan to Supplies Distributors of no less than $2.5 million, not maintain restricted cash of more than $5.0 million, are restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or its subsidiaries under these facilities if they are unable to do so. We have also provided a guarantee of substantially all of the obligations of Supplies Distributors and its subsidiaries to IBM and Ricoh.

PFS Financing

On August 5, 2015, our PFS subsidiary entered into a new credit agreement (“Credit Agreement”) with Regions Bank, as agent for itself and one or more lenders now or hereafter made a party thereto (the “Lenders”). Under this Credit Agreement, and subject to the terms set forth therein, the Lenders have agreed to provide us an initial $30 million revolving loan facility and an initial $10 million term loan facility. Subject to the terms of the Credit Agreement, we have the ability to increase the revolving loan facility to $35 million and the term loan facility to $20 million, as well as the ability to increase the total loan facilities to $75 million.  Availability under the revolving loan facility may not exceed a borrowing base of eligible accounts receivable (as defined). Advances under the Credit Agreement accrue interest at a variable rate, plus an applicable margin, and have a five year maturity, with scheduled amortization payments for term loan advances. The Credit Agreement is secured by a lien on substantially all of the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the shares of the Company’s foreign subsidiaries.  The Credit Agreement replaces our prior financing with Comerica Bank and Wells Fargo Bank, National Association.  The Credit Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum fixed charge ratio and a maximum leverage ratio.

Acquisition

On August 5, 2015, we and a newly formed subsidiary (the “Buyer”), entered into, and consummated the transactions contemplated by, an asset purchase agreement (the “Purchase Agreement”) dated August 4, 2015 with CrossView, Inc. (“CrossView”) and its shareholders. CrossView is an ecommerce systems integrator and performs a wide range of ecommerce services in the U.S., Canada and India.  Pursuant to the terms of the Purchase Agreement, the Buyer purchased substantially all of the assets and assumed substantially all of the liabilities of CrossView.

Consideration paid by us included an initial cash payment of $30.7 million and will include 553,223 unregistered shares of Company common stock (approximately $7.2 million in value as of the acquisition date).  The Purchase Agreement also provides for (i) adjustment of the initial cash payment based upon a post-closing balance sheet reconciliation and (ii) future earn-out payments (“CrossView Earn-out Payments”) payable in 2016, 2017 and 2018 based on CrossView and the Buyer’s achievement of certain 2015, 2016 and 2017 financial targets.  The CrossView Earn-out Payments have no guaranteed minimum and an aggregate maximum of $18.0 million, and are subject to possible offsets for indemnification and other claims arising under the Purchase Agreement.  We will pay 20% of the 2015 earn-out and 15% of the 2016 earn-out and 2017 earn-out in restricted shares of Company common stock, based on its then current market value at the time of issuance.

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

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). As of June 30, 2015, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the period that ended on June 30, 2015, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2015, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of Ricoh product inventory, was approximately $17 million. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. Any non-renewal, default under or acceleration of any of our credit facilities may have a material adverse impact upon our business and financial condition. In addition we have provided $2.5 million of subordinated indebtedness to Supplies Distributors as of June 30, 2015. The maximum level of this subordinated indebtedness to Supplies Distributors that may be provided without approval from our lenders is $5.0 million. The restrictions on increasing this amount without lender approval may limit our ability to comply with certain loan covenants or grow and support Supplies Distributors’ business. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so.

Our business is subject to the risk of customer and supplier concentration.

For 2015, we currently expect one client to account for between 10% to 15% of our service fee revenue and for more than 10% of our total revenues and several other clients to each account for between 5% to 10% of our service fee revenue. Most of our client agreements state a contract expiration date, but many also include an early termination clause permitting the client to terminate the contract for convenience prior to its stated expiration date or to reduce the scope of services or delay the commencement of services to be provided under the contract.  Termination, reduction, or delay of our services under a contract could result from factors unrelated to our work product or the progress of the project, such as factors related to business or financial conditions of the client, changes in client strategies or the domestic or global economy generally. The early termination, reduction or substantial delay of services any significant client, or nonrenewal of any significant client contract, or the nonpayment of a material amount of our service fees by a significant client, could have a material adverse effect upon our business, results of operation and financial condition.

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

Sales by Supplies Distributors to two customers in the aggregate accounted for approximately 29% of Supplies Distributors’ total product revenue and 7% of consolidated net revenues in the six month period ended June 30, 2015. The loss of one or both of such customers, or non-payment of any material amount by these or any other customer would have a material adverse effect upon Supplies Distributors’ business results of operations and financial condition.

Risks Related to Our Stock

Our stock price could decline if a significant number of shares become available for sale.

As of June 30, 2015, we have an aggregate of 1.3 million stock options outstanding to employees, directors and others with a weighted average exercise price of $6.14 per share. The shares of common stock that may be issued upon exercise of these options may be resold into the public market. In addition, we have issued equity awards under our stock option and equity incentive plan consisting of approximately 280,000 performance shares of common stock and approximately 41,000 restricted stock units, which equity awards may vest, subject to satisfaction of vesting conditions, in future years.  We have also issued an aggregate of approximately 65,000 deferred stock units to the non-employee members of our Board of Directors under our outside director compensation program under which the underlying shares will be issued upon the termination of service of the holder.  The current and future issuance and/or vesting of shares of our common stock under the foregoing stock awards, sales of substantial amounts of common stock in the public market following the issuance and/or vesting of such shares, and/or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.

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
4.1 (8)

Amendment No. 5 to Rights Agreement, dated as of June 18, 2015 between the Company and Computershare Inc., successor in interest to Computershare Shareowner Services LLC (formerly known as Mellon Investor Services LLC,) as successor to ChaseMellon Shareholder Services, LLC., as rights agent.

4.1 (9)

Amendment No. 6 to Rights Agreement, dated as of July 30, 2015 between the Company and Computershare Inc., successor in interest to Computershare Shareowner Services LLC (formerly known as Mellon Investor Services LLC,) as successor to ChaseMellon Shareholder Services, LLC., as rights agent.

10.1*	Credit Agreement dated August 5, 2015 by and among Priority Fulfillment Services Inc., PFSweb, Inc. and certain Subsidiaries from time to time, the Lenders and Regions Bank.
10.2*	Asset Purchase Agreement dated August 4, 2015 by and among CrossView, Inc., Cardinal Asset Acquisition Corp., PFSweb, Inc., and The Shareholders of CrossView, Inc.
10.3*

Amendment No. 16 to Agreement for Inventory Financing by and among IBM Credit LLC and Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services Inc., and PFSweb, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).
(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended December, 31, 2005 filed on March 31, 2006.
(3)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 13, 2007.
(4)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 2, 2008.
(5)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 14, 2009.
(6)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 2, 2010.

(7)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 18, 2013.
(8)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 19, 2015.
(9)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 30, 2015.
*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2015

PFSweb, Inc.
By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer
Chief Accounting Officer
Executive Vice President