Form 10-Q
period 2015-09-30
PFSWEB INC
filed 2015-11-09
CIK 1095315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

At November 5, 2015 there were 18,073,504 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES

Form 10-Q

September 30, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PFSweb, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	(Unaudited)
	September 30,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,000	$18,128
Restricted cash	52	521
Accounts receivable, net of allowance for doubtful accounts of $469 and $447 at September 30, 2015 and December 31, 2014, respectively	55,552	59,126
Inventories, net of reserves of $682 and $768 at September 30, 2015 and December 31, 2014, respectively	8,673	10,534
Other receivables	3,973	5,638
Prepaid expenses and other current assets	3,853	7,103
Total current assets	85,103	101,050
PROPERTY AND EQUIPMENT, net	24,852	26,604
IDENTIFIABLE INTANGIBLES, net	12,916	2,170
GOODWILL	40,778	8,366
OTHER ASSETS	2,321	2,556
Total assets	$165,970	$140,746
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$3,512	$6,850
Trade accounts payable	29,356	38,842
Deferred revenue	5,600	9,098
Accrued expenses	35,412	28,473
Total current liabilities	73,880	83,263
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	34,870	4,062
DEFERRED REVENUE	4,197	5,355
DEFERRED RENT	4,430	4,870
OTHER LIABILITIES	5,074	3,091
Total liabilities	122,451	100,641

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 18,100,589 and 17,047,093 shares issued at September 30, 2015 and December 31, 2014, respectively; and 18,067,122 and 17,013,622 outstanding at September 30, 2015 and December 31, 2014, respectively	18	17
Additional paid-in capital	140,890	129,457
Accumulated deficit	(97,189)	(89,926)
Accumulated other comprehensive income	(75)	682
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	43,519	40,105
Total liabilities and shareholders’ equity	$165,970	$140,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUES:
Product revenue, net	$14,419	$17,340	$44,731	$57,182
Service fee revenue	45,528	31,411	121,311	86,393
Pass-through revenue	11,236	8,344	32,163	24,792
Total revenues	71,183	57,095	198,205	168,367
COSTS OF REVENUES:
Cost of product revenue	13,702	16,397	42,321	53,952
Cost of service fee revenue	30,193	22,007	81,993	60,387
Cost of pass-through revenue	11,236	8,344	32,163	24,792
Total costs of revenues	55,131	46,748	156,477	139,131
Gross profit	16,052	10,347	41,728	29,236
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, including stock based compensation expense of $1,492 and $853 in the three months ended September 30, 2015 and 2014, respectively, and $3,446 and $2,509 in the nine months ended September 30, 2015 and 2014, respectively.	18,778	12,764	47,068	35,271
Loss from operations	(2,726)	(2,417)	(5,340)	(6,035)
INTEREST EXPENSE, net	706	174	1,247	490
Loss from operations before income taxes	(3,432)	(2,591)	(6,587)	(6,525)
INCOME TAX EXPENSE (BENEFIT)	238	(66)	676	205
NET LOSS	$(3,670)	$(2,525)	$(7,263)	$(6,730)

NET LOSS PER SHARE:
Basic	$(0.21)	$(0.15)	$(0.42)	$(0.40)
Diluted	$(0.21)	$(0.15)	$(0.42)	$(0.40)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	17,829	16,779	17,449	16,680
Diluted	17,829	16,779	17,449	16,680
COMPREHENSIVE LOSS:
Net loss	$(3,670)	$(2,525)	$(7,263)	$(6,730)
Foreign currency translation adjustment	(89)	(673)	(757)	(771)
TOTAL COMPREHENSIVE LOSS	$(3,759)	$(3,198)	$(8,020)	$(7,501)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSweb, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,263)	$(6,730)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,645	8,649
Gain on sale of fixed assets	20	—
Provision for doubtful accounts	53	81
Provision for excess and obsolete inventory	75	6
Deferred income taxes	125	(340)
Stock-based compensation expense	3,446	2,509
Non-cash compensation expense	131	38
Changes in operating assets and liabilities:
Restricted cash	34	(31)
Accounts receivable	13,077	12,178
Inventories	1,690	(514)
Prepaid expenses, other receivables and other assets	4,563	940
Deferred rent	(421)	(21)
Accounts payable, deferred revenue, accrued expenses and other liabilities	(18,471)	(6,397)
Net cash provided by operating activities	7,704	10,368

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,468)	(4,329)
Acquisitions, net of cash acquired	(33,665)	(5,216)
Net cash used in investing activities	(37,133)	(9,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	1,328	1,018
Decrease (Increase) in restricted cash	434	(40)
Payments on capital lease obligations	(1,687)	(1,879)
Payments on debt, net	(6,306)	(1,895)
Borrowing on term debt	10,000	—
Borrowings on revolver	30,000	—
Payments on revolver	(7,800)	—
Debt issuance costs	(634)	—
Net cash used in financing activities	25,335	(2,796)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,034)	(944)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,128)	(2,917)

CASH AND CASH EQUIVALENTS, beginning of period	18,128	22,418

CASH AND CASH EQUIVALENTS, end of period	$13,000	$19,501

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and capital leases	$3,703	$4,041

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. OVERVIEW AND BASIS OF PRESENTATION

PFSweb, Inc. and its subsidiaries are collectively referred to as the “Company”; “Supplies Distributors” refers to Supplies Distributors, Inc. and its subsidiaries; “Retail Connect” refers to PFSweb Retail Connect, Inc.; “REV” collectively refers to REV Solutions, Inc. and REVTECH Solutions India Private Limited; “LAL” refers to LiveAreaLabs, Inc.; “Moda” refers to Moda Superbe Limited; “CrossView” refers to CrossView, Inc.; and “PFSweb” refers to PFSweb, Inc. and its subsidiaries, excluding Supplies Distributors and Retail Connect.

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

Basis of Presentation

The interim condensed consolidated financial statements as of September 30, 2015, and for the three and nine months ended September 30, 2015 and 2014, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2015, its results of operations for the three and nine months ended September 30, 2015 and 2014 and its cash flows for the nine months ended September 30, 2015 and 2014. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

All intercompany balances and transactions have been eliminated in consolidation.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Use of Estimates

The preparation of condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The recognition and allocation of certain revenues and selling, general and administrative expenses in these condensed consolidated financial statements also require management estimates and assumptions.

Estimates and assumptions about future events and their effects cannot be determined with certainty. The Company bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as the operating environment changes. These changes have been included in the condensed consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 in the section entitled “Risk Factors.” Based on a critical assessment of accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes the Company’s condensed consolidated financial statements are fairly stated in accordance with U.S. GAAP, and provide a fair presentation of the Company’s financial position and results of operations.

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

Professional consulting and technology service revenues primarily relate to design, implementation, service and support of eCommerce platforms, website design and solutions and quality control for the Company’s clients.  Additionally, the Company provides digital agency services that enable client marketing programs to attract new customers, convert potential customers into buyers and increase website value. These fees are typically charged on either a per labor hour basis, or transaction basis, a dedicated resource model, a fixed price arrangement, or a percent of merchandise shipped basis. Service fee revenue for this activity is generally recognized as the services are rendered.

The Company performs front-end set-up and integration services to support client eCommerce plaftorms and websites. When the Company determines that these front-end set-up and integration services do not meet the criteria for recognition as a separate unit of accounting, the Company defers the start-up fees received and the related costs, and recognizes them over the contract term, which the Company believes approximates the performance period. When the Company determines that these front-end set-up and integration services do meet the criteria for recognition as a separate unit of accounting, then, for time and material arrangements, the Company recognizes revenue as services are rendered and costs as they are incurred. For fixed-price arrangements, if reasonable and reliable cost estimates for a project cannot be made, the Company uses the completed contract method to recognize revenues and costs. If reasonable and reliable costs estimates for a project can be made, the Company recognizes revenue over the contract term on a proportional performance basis, as determined by the relationship of actual costs incurred compared to the estimated total contract costs. This method is used because management considers costs incurred to date to be the best available measure of progress on contracts in progress. Provisions for estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. Change orders that result from modification of an original contract are taken into consideration for revenue recognition when they result in a change of total contract value and are approved by the Company’s clients.

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

Investment in Subsidiaries

Priority Fulfillment Services, Inc. (“PFS”) a wholly-owned subsidiary of PFSweb, Inc. has made advances to Supplies Distributors that are evidenced by a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Subordinated Note cannot be increased to more than $5.0 million or decreased to less than $2.5 million without prior approval of certain of the Company’s lenders. As of September 30, 2015 and December 31, 2014, the outstanding balance of the Subordinated Note was $2.5 million. The Subordinated Note is eliminated in the Company’s condensed consolidated financial statements.

Concentration of Business and Credit Risk

One service fee client relationship represented approximately 13% of the Company’s consolidated total net revenues, including pass-through revenue, during the nine months ended September 30, 2015.  No customer or service fee client exceeded 10% of consolidated accounts receivable.

A summary of the nonaffiliated customer and client concentrations as a percentage of product revenue and service fee revenue, respectively, is as follows:

	Nine Months Ended
	September 30,
	2015	2014
Product Revenue (as a percentage of total Product Revenue):
Customer 1	15%	13%
Customer 2	14%	12%
Service Fee Revenue (as a percentage of total Service Fee Revenue):
Client 1	13%	—

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

Operating Leases

The Company leases certain real estate for its warehouse, call center and corporate offices, as well as certain equipment, under non-cancelable operating leases that expire at various dates through 2024. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other similar leases. The Company recognizes escalating lease payments on a straight-line basis over the term of each respective lease with the difference between cash payments and rent expense recognized being recorded as deferred rent in the accompanying condensed consolidated balance sheets.

Property and Equipment

The Company’s property held under capital leases totaled approximately $6.0 million and $4.8 million, net of accumulated amortization of approximately $4.3 million and $4.0 million, at September 30, 2015 and December 31, 2014, respectively. Depreciation and amortization expense related to capital leases during the three months ended September 30, 2015 and 2014 was $0.7 million in each period.  Depreciation and amortization expense related to capital leases during the nine months ended September 30, 2015 and 2014 was $1.7 million and $1.9 million, respectively.

Income Taxes

The Company records a tax provision primarily associated with state income taxes and its foreign operations. The Company has recorded a valuation allowance for the majority of its domestic net deferred tax assets, which are primarily related to its net operating loss carryforwards and for certain foreign deferred tax assets.

Cash Paid for Interest and Taxes

The Company made payments for interest of approximately $0.4 million and $0.2 million in the three months ended September 30, 2015 and 2014, respectively and $0.6 million and $0.5 million in the nine month periods ended September 30, 2015 and 2014, respectively. Income taxes of approximately $0.1 million and $23,000 were paid by the Company in the three months ended September 30, 2015 and 2014, respectively, and $0.7 million and $0.4 million paid by the Company during the nine month periods ended September 30, 2015 and 2014, respectively.

Impact of Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 is applicable for fiscal years beginning after December 15, 2016, including interim periods therein, and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  Early adoption is not permitted. The guidance (ASU 2014-09) allows for a one-year deferral of adoption.  The Company is currently evaluating the impact of the new guidance on the condensed consolidated financial statements and related disclosures.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) which will require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual and interim periods beginning after December 15, 2016. The Company currently intends to adopt ASU 2014-15 as of and for the annual period ending December 31, 2016 and does not expect the adoption of this standard to have any impact on its condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest  (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) which will require debt issuance costs related to a  recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by ASU 2015-03.  This guidance is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. The Company early adoped ASU 2015-03 during the quarter ended September 30, 2015 by recognizing debt issuance costs as a direct reduction of the related debt liability.

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

In August 2015, the FASB issued Accounting Standards Update No. 2015-15, “Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” or ASU 2015-15. ASU 2015-15 adds clarity from the SEC’s perspective on the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The Company’s adoption of ASU 2015-15, as of September 30, 2015, did not have a material impact on the unaudited condensed consolidated financial statements.

3. ACQUISITIONS

Acquisition of REV

On September 3, 2014, PFS acquired the outstanding capital stock of REV, which provides eCommerce website technical design, development and support services, enabling retailers, manufacturers and suppliers to optimize the customer experience across multiple channels.  REV maintains operations in the United States and India.  The initial consideration paid for the shares was $3.2 million in cash payments.  The purchase agreement provides for future earn-out payments (“REV Earn-out Payments”) payable in 2015 and 2016 based on REV’s achievement of certain 2014 and 2015 financial targets (the “2014 REV Earn-out Payments” and “2015 REV Earn-out Payments”, respectively), in each case, subject to guaranteed minimum and maximum payments and possible offsets for indemnification and other claims arising under the purchase agreement.  During the three months ended June 30, 2015, the Company paid $1.1 million and issued 27,407 shares of common stock of the Company (approximately $0.3 million in value as of payment date) in payment of the 2014 REV Earn-out Payments.  At PFS’ election, up to $0.2 million of the 2015 REV Earn-out Payments are payable in unregistered shares of common stock of the Company. As of September 30, 2015, the Company has recognized a total current liability of $1.7 million applicable to the 2015 REV Earn-out Payments which have a guaranteed minimum of $0.7 million and maximum of $1.8 million.

The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the assets acquired and liabilities assumed, including an allocation of purchase price, and the results of operations of REV have been included in the Company's condensed consolidated financial statements since the date of acquisition. The Company determined fair value using a combination of the discounted cash flow, market multiple and market capitalization valuation methods.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

Purchase price for REV is as follows (in thousands, except share data):

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

Definite lived intangible assets acquired in the REV acquisition consist of (in thousands):

		September 30, 2015		Estimated
	Fair Value	Accumulated	Net Carrying	Useful Life
	at Acquisition	Amortization	Value	from Acquisition

Non-compete agreements	$94	$(46)	$48	1-3.5 years
Leasehold	45	(19)	26	2.5 years
Customer relationships	880	(325)	555	6 years
Total definite lived intangible assets	$1,019	$(390)	$629

Acquisition of LAL

On September 22, 2014, PFS acquired the outstanding capital stock of LAL, which provides digital agency services including strategy, branding, website design, visual design, copywriting, interactive development and support services primarily to manufacturers and retailers.  LAL operates in the United States. Consideration paid for the shares included an initial $4.0 million cash payment and 54,604 unregistered shares of common stock of the Company (approximately $0.5 million in value as of acquisition date).  The purchase agreement provides for future earn out payments (“LAL Earn-out Payments”) payable in 2015 and 2016 based on LAL’s achievement of certain 2014 and 2015 financial targets (the “2014 LAL Earn-out Payments” and “2015 LAL Earn-out Payments,” respectively), in each case, subject to a maximum payment and possible offsets for indemnification and other claims arising under the purchase agreement. During the three months ended June 30, 2015, the Company paid $1.0 million for the 2014 LAL Earn-out Payments.  As of September 30, 2015, the Company has recognized a total current liability of $1.8 million applicable to the projected 2015 LAL Earn-out Payments with a maximum payment of $2.0 million. At PFS’ election, up to 25% of the 2015 LAL Earn-out Payments are payable in unregistered shares of common stock of the Company.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the assets acquired and liabilities assumed, including an allocation of purchase price, and the results of operations of LAL have been included in the Company's condensed consolidated financial statements since the date of acquisition. The Company determined fair value using a combination of the discounted cash flow, market multiple and market capitalization valuation methods.

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

Definite lived intangible assets acquired in the LAL acquisition consist of (in thousands):

		September 30, 2015		Estimated
	Fair Value	Accumulated	Net Carrying	Useful Life
	at Acquisition	Amortization	Value	from Acquisition

Non-compete agreements	$150	$(43)	$107	3.5 years
Trade name	150	(67)	83	2.25 years
Customer relationships	990	(329)	661	6 years
Total definite lived intangible assets	$1,290	$(439)	$851

Acquisition of Moda

On June 11, 2015, PFSweb, Inc. acquired the outstanding capital stock of Moda, an eCommerce system integrator and consultancy that provides unique digital experiences for fashion brands and retailers.  Moda maintains primary operations in London.  Consideration paid for the shares included an initial £650,000 (approximately $1.0 million) cash payment and 16,116 unregistered shares of Company stock (approximately $0.3 million in value as of the acquisition date).  The purchase agreement provides for future earn-out payments (“Moda Earn-out Payments”) payable in 2016 and 2017 based on Moda’s achievement of certain 2015 and 2016 financial targets, with no guaranteed minimum and an aggregate maximum each year of £500,000 (approximately $0.8 million), in

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

each case, subject to possible offsets for indemnification and other claims arising under the purchase agreement.  As of September 30, 2015, the Company has recognized a total liability of $0.5 million applicable to the projected Moda Earn-out Payments.  At the Company’s election, up to 25% of each of the 2015 and 2016 Moda Earn-out Payments are payable in restricted shares of common stock of the Company.

The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the assets acquired and liabilities assumed, including a preliminary allocation of purchase price, and the results of operations of Moda have been included in the Company's condensed consolidated financial statements since the date of acquisition. The following table summarizes the preliminary unaudited, estimated fair value of the assets acquired and liabilities assumed. This allocation requires the significant use of estimates and is based on the information available to management at the time these financial statements were prepared. The Company has not yet completed its assessment of the fair value of the assets acquired, as such, the estimated purchase price in excess of net assets acquired and liabilities assumed has initially been recorded as an estimated allocation between goodwill and intangible assets. Goodwill is not deductible for tax purposes and will not be amortized but is subject to annual impairment tests using a fair-value-based approach. The detail of finite identifiable intangibles is in the process of being identified and allocated to non-compete agreements and customer relationships. The Company is in the process of finalizing the purchase price allocation and, accordingly, the following preliminary allocation of the purchase price is subject to adjustment.

The following table summarizes the unaudited estimated fair value of the assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$126
Accounts receivable	335
Property and equipment	27
Identifiable intangibles	300
Other assets	23
Total assets acquired	811
Total liabilities assumed	542
Net liabilities assumed	269
Goodwill	1,439
Total purchase price	$1,708

The estimated purchase price for Moda is as follows (in thousands, except share data):

Number of shares of common stock issued	16,116
Multiplied by PFSweb Inc.'s stock price	$14.60
Share consideration	$235
Aggregate cash payments	1,005
Performance-based contingent payments (based on estimated fair value at acquisition date)	468
Total purchase price	$1,708

The excess of the purchase price over the fair value of the net identifiable assets acquired and liabilities assumed was allocated to goodwill. Total goodwill of $1.4 million, none of which is deductible for tax purposes, is not being amortized but is subject to an annual impairment test using a fair-value-based approach.

The Company is amortizing the identifiable intangible assets acquired using a pattern in which the economic benefit of the assets are expected to be realized by the Company over their estimated remaining useful lives. There are no residual values for any of the intangible assets subject to amortization acquired during the Moda acquisition.

Estimated definite lived intangible assets acquired in the Moda acquisition consist of (in thousands):

		September 30, 2015		Estimated
	Fair Value	Accumulated	Net Carrying	Useful Life
	at Acquisition	Amortization	Value	from Acquisition

Total definite lived intangible assets	$300	$(63)	$237	2-3 years

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Acquisition of CrossView

On August 5, 2015, PFSweb, Inc. acquired substantially all of the assets, and assumed substantially all of the liabilities, in each case, other than certain specified assets and liabilities of CrossView, Inc., (“CrossView”) an ecommerce systems integrator and provider of a wide range of ecommerce services in the U.S. and Canada.

Consideration paid by the Company included an initial cash payment of $30.7 million and 553,223 unregistered shares of Company common stock (approximately $6.6 million in value as of the acquisition date).  The initial cash payment is subject to adjustment based upon a post-closing balance sheet reconciliation.  In addition, the Company will pay future earn-out payments (“CrossView Earn-out Payments”) in 2016, 2017 and 2018 based on the achievement of certain 2015, 2016 and 2017 financial targets.  The CrossView Earn-out Payments have no guaranteed minimum and an aggregate maximum of $18.0 million and are subject to possible offsets for indemnification and other claims.  The Company will pay 20% of the 2015 earn-out and 15% of the 2016 and 2017 earn-outs in restricted shares of Company common stock, based on its then current market value at the time of issuance. As of September 30, 2015 the Company has recognized a receivable of $1.2 million applicable to the post-closing balance sheet reconciliation adjustment and a total liability of $12.7 million applicable to the projected CrossView Earn-out Payments.

The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the assets acquired and liabilities assumed, including a preliminary allocation of purchase price, and the results of operations of CrossView have been included in the Company's condensed consolidated financial statements since the date of acquisition. The following table summarizes the preliminary unaudited, estimated fair value of the assets acquired and liabilities assumed. This allocation requires the significant use of estimates and is based on the information available to management at the time these financial statements were prepared. The detail of finite identifiable intangibles is in the process of being identified and allocated to customer relationships, trademarks, non-compete agreements and technology development.  The Company is in the process of finalizing the purchase price allocation and, accordingly, the following preliminary allocation of the purchase price is subject to adjustment.

The following table summarizes the unaudited estimated fair value of the assets acquired and liabilities assumed (in thousands):

Accounts receivable	$7,698
Property and equipment	336
Other assets	254
Identifiable intangibles	11,850
Total assets acquired	20,138
Total liabilities assumed	2,404
Net liabilities assumed	17,734
Goodwill	30,973
Total purchase price	$48,707

The estimated purchase price for CrossView is as follows (in thousands, except share data):

Number of shares of common stock issued	553,223
Multiplied by PFSweb Inc.'s stock price	$12.00
Share consideration	$6,639
Aggregate cash payments	30,740
Performance-based contingent payments (based on estimated fair value at acquisition date), net of the estimated post-closing balance sheet reconciliation adjustment	11,328
Total purchase price	$48,707

The excess of the purchase price over the fair value of the net identifiable assets acquired and liabilities assumed was allocated to goodwill. Total goodwill of $31.0 million, which, given the structure of the acquisition, is expected to be deductible for tax purposes and is amortized over 15 years.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Estimated definite lived assets acquired in the CrossView acquisition consist of (in thousands):

		September 30, 2015		Estimated
	Fair Value	Accumulated	Net Carrying	Useful Life
	at Acquisition	Amortization	Value	from Acquisition

Total definite lived intangible assets	$11,850	$(741)	$11,109	2-8 years

Pro Forma Information

The following table presents selected pro forma information, for comparative purposes, assuming the acquisitions of REV, LAL had occurred on January 1, 2013 and CrossView had occurred on January 1, 2014 (unaudited) (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Total revenues	$73,843	$69,172	$219,747	$206,493
Net loss	(1,493)	(1,447)	(7,676)	(9,507)
Basic and diluted net loss per share	(0.08)	(0.08)	(0.44)	(0.57)

The unaudited pro forma total revenues and pro forma net loss are not necessarily indicative of the consolidated results of operations for future periods or the results of operations that would have been realized had the Company consolidated REV, LAL and CrossView during the periods noted.  Moda did not meet the significant test requirements and thus is not included in the pro forma presentation above.

Definite Lived Intangible Asset Amortization

The Company recognized $1.0 million and $1.5 million of amortization expense, related to the acquired definite lived intangible assets in selling, general and administrative expenses in the three and nine months ended September 30, 2015, respectively. The estimated amortization expense for each of the next five years is as follows (in thousands):

2015	$2,911
2016	5,110
2017	4,848
2018	1,310
2019	138

Acquisition Related Expenses

The acquisitions are expected to enhance the overall product and service offering of the Company to its existing clients and customers as well as support anticipated growth opportunities.  The Company recorded $2.2 million and $3.7 million in the three and nine months ended September 30, 2015, respectively, and $1.4 million and $1.5 million in the three and nine months ended September 30, 2014, respectively, of acquisition related costs in selling, general and administrative expenses in the statement of operations.

4. NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share are computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Stock options not included in the calculation of diluted net loss per common share for the three and nine months ended September 30, 2015 and 2014 were 1.4 million and 1.8 million, respectively, as the effect would be anti-dilutive.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

5. STOCK AND STOCK OPTIONS

On March 23, 2015, pursuant to the Company’s Employee Stock and Incentive Plan, as amended and restated (“the Plan”), the Company issued approximately 12,000 Other Stock-Based Awards and approximately 38,000 Restricted Stock Unit Awards (as such terms are defined in the Plan) to certain of the Company’s executive officers and senior management. The Restricted Stock Unit Awards are subject to three year vesting based on continued employment.  The Company also issued additional Restricted Stock Units and Performance-Based Share Awards (as such terms are defined in the Plan) to the Company’s executives and senior management.  Under the terms of these additional 2015 awards, the number of restricted stock units and performance shares that each such individual may receive is subject to, and calculated by reference to, the achievement by the Company of a performance goal measured by a range of targeted financial performance, as defined, for 2015, as well as, for certain of the restricted stock units, individual performance goals, as defined.  Assuming achievement of the highest financial and individual performance goal, the aggregate maximum number of restricted stock units is 86,500 and the aggregate maximum number of performance shares is approximately 280,000, which performance shares are subject to annual vesting based upon continued employment, and for certain of the performance shares, the comparative performance (on an annual and cumulative basis) of the Company’s common stock on NASDAQ compared to the Russell Micro Cap Index.

During the three and nine months ended September 30, 2015 the Company issued an aggregate of approximately 83,000 and 239,000 options, respectively, to purchase shares of common stock, which generally vest over a three-year period.

Total stock-based compensation expense was $1.5 million and $3.4 million for the three and nine months ended September 30, 2015 and was $0.9 million and $2.5 million for the three and nine months ended September 30, 2014, respectively, and was included as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

6. VENDOR FINANCING

Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of Ricoh products in the United States, providing financing for eligible Ricoh inventory and certain receivables up to $13.0 million. The agreement has no stated maturity date and provides either party the ability to exit the facility following a 90-day notice. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility, which were $5.7 million and $8.4 million as of September 30, 2015 and December 31, 2014, respectively, as accounts payable in the condensed consolidated balance sheets. As of September 30, 2015, Supplies Distributors had $3.1 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. The credit facility also contains financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and is secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $2.5 million.  Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (3.75% as of September 30, 2015). The facility also includes a monthly service fee.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

7. DEBT AND CAPITAL LEASE OBLIGATIONS;

Outstanding debt and capital lease obligations consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
U.S. Credit Agreement
Revolver	$22,200	$—
Term loan	10,000	—
Debt issuance costs	(634)	—
Master lease agreements	6,647	5,589
Loan and security agreements
Supplies Distributors	—	3,267
PFS	—	1,890
Other	169	166
Total	38,382	10,912
Less current portion of long-term debt	3,512	6,850
Long-term debt, less current portion	$34,870	$4,062

U.S. Credit Agreement

In August 2015, PFSweb, Inc. and its U.S. subsidiaries entered into a credit agreement (“Credit Agreement”) with Regions Bank, as agent for itself and one or more lenders now or hereafter made a party thereto (the “Lenders”). The Credit Agreement replaced the Company’s previously existing credit facilities with Wells Fargo Bank, National Association (“Wells Fargo”) and Comerica Bank (“Comerica”).  During the three months ended September 30, 2015, as contemplated by the Credit Agreement, the Credit Agreement was expanded to also include Bank of America N.A. and HSBC Bank USA, National Association.  Under the Credit Agreement, and subject to the terms set forth therein, the Lenders have agreed to provide PFS with a revolving loan facility for up to $32.5 million and a term loan facility for up to $30 million through August 5, 2020.  Subject to the terms of the Credit Agreement, PFS has the ability to increase the total loan facilities to $75 million.  Availability under the revolving loan facility may not exceed a borrowing base of eligible accounts receivable (as defined).  Borrowings under the Credit Agreement accrue interest at a variable rate, plus an applicable margin.  As of September 30, 2015, the interest rate for the outstanding borrowings under the Credit Agreement was 4.5%.  Advances under the revolving loan potion of the Credit Agreement are due and payable on August 5, 2020.  Term loan advances amortize during the five year term of the Credit Agreement based upon scheduled percentage payments with the then remaining balance owed (60% of the amount borrowed) due on August 5, 2020.  In connection with the Credit Agreement, the Company paid $0.6 million of fees, which are being amortized through the life of the Credit Agreement and are reflected as a net reduction in debt. The Credit Agreement is secured by a lien on substantially all of the assets of Company and its U.S. subsidiaries and a pledge of 65% of the shares of the Company’s foreign subsidiaries.  The Credit Agreement contains cross default provisions, various restrictions upon the Company’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum consolidated fixed charge ratio and a maximum consolidated leverage ratio.

Loan and Security Agreement – Supplies Distributors

Supplies Distributors had a loan and security agreement with Wells Fargo that provided financing for eligible accounts receivable in the United States and Canada. Borrowings under the Wells Fargo facility accrued interest at prime rate plus 0.25% to 0.75% or Eurodollar rate plus 2.5% to 3.0%, dependent on excess availability and subject to a minimum of 3.0%, as defined. As of December 31, 2014, the interest rate was 3.75% for $2.3 million of outstanding borrowings and 3.0% for $1.0 million of outstanding borrowings. This agreement included a monthly service fee and contained cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. This agreement also contained financial covenants, such as minimum net worth, as defined, and was secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFS. Additionally, PFS was required to maintain a Subordinated Note receivable balance from Supplies Distributors of no less than $2.5 million, could not maintain restricted cash of more than $5.0 million and was restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership structure. Supplies Distributors had entered into blocked account agreements with its banks pursuant to which a security interest was granted to Wells Fargo for all U.S. and Canadian

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

customer remittances received in specified bank accounts. In August 2015, the Company replaced this Wells Fargo facility with the new Credit Agreement described above.  There were no material costs associated with the retirement of the Wells Fargo facility.

Loan and Security Agreement – PFS

PFS had a Loan and Security Agreement (“Comerica Agreement”) with Comerica. The Comerica Agreement provided for up to $17.0 million ($20.0 million during certain seasonal peak months) of eligible accounts receivable financing (“Working Capital Advances”). The Comerica Agreement also provided for up to $2.0 million of eligible equipment advances (“Equipment Advances”).  Effective March 31, 2014, borrowings under the Working Capital Advance portion of the Comerica Agreement accrued interest at prime rate plus 1% while the Equipment Advances accrued interest at prime rate plus 1.5%.  The Comerica Agreement included a monthly service fee and contained cross default provisions and various restrictions upon PFS’ ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants of a minimum tangible net worth of $20 million, as defined, a minimum earnings before interest and taxes, plus depreciation, amortization and non-cash compensation accruals, if any, as defined, and a minimum liquidity ratio, as defined. The Comerica Agreement restricted the amount of the Subordinated Note receivable from Supplies Distributors to a maximum of $5.0 million. The Comerica Agreement was secured by all of the assets of PFS, as well as a guarantee of PFSweb, Inc.  In August 2015, the Company replaced this Comerica facility with the new Credit Agreement described above. There were no material costs associated with the retirement of the Comerica facility.

Debt Covenants

To the extent the Company or any of its subsidiaries fail to comply with its covenants applicable to its debt or vendor financing obligations, including the financial covenant requirements, such as profitability and cash flows, as defined, the Company would be required to obtain a waiver from the lender or the lender would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral and enforcement of payment under the Company parent guarantee. Any acceleration of the repayment of the credit facilities may have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. As of and for the nine months ended September 30, 2015, the Company was in compliance with all debt covenants.

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

8. SEGMENT INFORMATION

The Company is currently organized into two primary operating segments, which generally align with its corporate organization structure. In the first segment, PFSweb is a global provider of various infrastructure, technology, and digital agency solutions and operates as a service fee business. In the second operating segment (“Business and Retail Connect”), subsidiaries of the Company purchase inventory from clients and resell the inventory to client customers. In this segment, the Company generally recognizes product revenue on either a gross or net basis.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues (in thousands):
PFSweb	$56,897	$39,754	$153,040	$111,645
Business and Retail Connect	17,975	20,627	55,870	67,482
Eliminations	(3,689)	(3,286)	(10,705)	(10,760)
	$71,183	$57,095	$198,205	$168,367
Income (loss) from operations (in thousands):
PFSweb	$(2,757)	$(2,817)	$(6,288)	$(7,347)
Business and Retail Connect	31	400	948	1,312
	$(2,726)	$(2,417)	$(5,340)	$(6,035)
Depreciation and amortization (in thousands):
PFSweb	$4,066	$2,839	$10,587	$8,520
Business and Retail Connect	15	42	58	129
	$4,081	$2,881	$10,645	$8,649
Capital expenditures (in thousands):
PFSweb	$1,522	$1,396	$3,468	$4,298
Business and Retail Connect	—	8	—	31
	$1,522	$1,404	$3,468	$4,329

	September 30,	December 31,
	2015	2014
Assets (in thousands):
PFSweb	$195,275	$104,372
Business and Retail Connect	32,851	47,682
Eliminations	(62,156)	(11,308)
	$165,970	$140,746

9. COMMITMENTS AND CONTINGENCIES

The Company received municipal tax abatements in certain locations. In prior years, the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to the Company’s tax abatement. The Company disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against the Company and the timing of the related payments has not been finalized. As of September 30, 2015, the Company believes it has adequately accrued for the expected assessment.

In April 2010, a sales employee of eCOST (the former name of Retail Connect) was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. In August 2012, the employee pleaded guilty to a misdemeanor. Neither the Company nor eCOST have been charged with any criminal activity.  During the three months ended September 2015, the matter was settled and $235,000 of the subject funds will be released to the Company.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The Company recorded a $385,000 expense, included as a component of selling, general and administrative expenses in the condensed consolidated statements of operations to properly reflect the settlement.

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

•

Acquired the outstanding capital stock of REV Solutions, Inc. and REVTECH Solutions India Private Limited (collectively “REV”) on September 3, 2014. The results of operations of REV have been included in our condensed consolidated financial statements since the acquisition date.

•

Acquired the outstanding capital stock of LiveAreaLabs, Inc. (“LAL”) on September 22, 2014. The results of operations of LAL have been included in our condensed consolidated financial statements since the acquisition date.

•	Completed the implementation of other new contracts with both new and existing clients.

During 2015, we were impacted by the following key transactions and events that also affect comparability of our results to prior periods:

•

Acquired the outstanding capital stock of Moda Superbe Limited (“Moda”) on June 11, 2015. The results of operations of Moda have been included in our condensed consolidated financial statements since the acquisition date.

•

Completed an asset purchase agreement with CrossView, Inc. (“CrossView”) and its shareholders on August 5, 2015. The results of operations of CrossView have been included in our condensed consolidated financial statements since the acquisition date.

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

Growth is a key element to achieving our future goals, including achieving and maintaining sustainable profitability. Growth in our Service Fee and Agent models is driven by two main elements: new client relationships and organic growth from existing clients. We focus our sales efforts on larger contracts with brand-name companies within four primary target markets, health and beauty, home goods and collectibles, fashion and consumer packaged goods, which, by nature, require a longer duration to close but also have the potential to be higher quality and longer duration engagements. In September 2014, we acquired REV and LAL, in June 2015, we acquired Moda, and in August 2015 we acquired CrossView, each of which expand our service offering capabilities and add new client relationships, which we expect to enhance our growth opportunities.

Currently, we are targeting any growth within our Retail model to be through relationships with clients under which we can record service fee revenue (product revenue net of product cost of revenue) in our consolidated statement of operations as opposed to product revenue as generated in the Agent, or Flash, model above.  These relationships are often driven by the sales and marketing efforts of the manufacturers and third party sales partners. In addition, as a result of certain operational restructuring of its business, our primary client relationship operating in the Retail model, Ricoh, has implemented, and will continue to implement, certain changes in the sale and distribution of Ricoh products. These changes have resulted, and are expected to continue to result, in reduced product revenues and profitability under our Retail model.

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

Results of Operations For the Interim Periods Ended September 30, 2015 and 2014

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenue (in millions):

	Three Months Ended September 30,					Nine Months Ended September 30,
				% of Net Revenues					% of Net Revenues
	2015	2014	Change	2015	2014	2015	2014	Change	2015	2014
Revenues
Product revenue, net	$14.4	$17.3	$(2.9)	20.3%	30.4%	$44.7	$57.2	$(12.5)	22.6%	34.0%
Service fee revenue	45.5	31.4	14.1	64.0%	55.0%	121.3	86.4	34.9	61.2%	51.3%
Pass-through revenue	11.2	8.3	2.9	15.8%	14.6%	32.2	24.8	7.4	16.2%	14.7%
Total net revenues	71.1	57.0	14.1	100.0%	100.0%	198.2	168.4	29.8	100.0%	100.0%
Cost of Revenues
Cost of product revenue (1)	13.7	16.4	(2.7)	95.0%	94.6%	42.3	54.0	(11.7)	94.6%	94.4%
Cost of service fee revenue (2)	30.2	22.0	8.2	66.3%	70.1%	82.0	60.4	21.6	67.6%	69.9%
Pass-through cost of revenue (3)	11.2	8.3	2.9	100.0%	100.0%	32.2	24.8	7.4	100.0%	100.0%
Total cost of revenues	55.1	46.7	8.4	77.4%	81.9%	156.5	139.2	17.3	78.9%	82.6%
Product revenue gross profit	0.7	0.9	(0.2)	5.0%	5.4%	2.4	3.2	(0.8)	5.4%	5.6%
Service fee gross profit	15.3	9.4	5.9	33.7%	29.9%	39.3	26.0	13.3	32.4%	30.1%
Pass-through gross profit	—	—	—	—	—	—	—	—	—	—
Total gross profit	16.0	10.3	5.7	22.6%	18.1%	41.7	29.2	12.5	21.1%	17.4%
Selling General and Administrative expense	18.8	12.8	6.0	26.4%	22.4%	47.1	35.3	11.8	23.7%	20.9%
Loss from operations	(2.8)	(2.5)	(0.3)	(3.8)%	(4.2)%	(5.4)	(6.1)	0.7	(2.7)%	(3.6)%
Interest expense, net	0.6	0.1	0.5	1.0%	0.3%	1.2	0.4	0.8	0.6%	0.3%
Loss before income taxes	(3.4)	(2.6)	(0.8)	(4.8)%	(4.5)%	(6.6)	(6.5)	(0.1)	(3.3)%	(3.9)%
Income tax expense (benefit), net	0.3	(0.1)	0.4	0.3%	-0.1%	0.7	0.2	0.5	0.3%	0.1%
Net loss	$(3.7)	$(2.5)	$(1.2)	(5.2)%	(4.4)%	$(7.3)	$(6.7)	$(0.6)	(3.7)%	(4.0)%

(1)	% of net revenues represents the percent of Product revenue, net.
(2)	% of net revenues represents the percent of Service fee revenue.
(3)	% of net revenues represents the percent of Pass-through revenue.

Product Revenue, net. Product revenue was $14.4 million for the three months ended September 30, 2015, which represents a decrease of $2.9 million, or 16.8% as compared to the same quarter of the prior year. In the nine months ended September 30, 2015 product revenue was $44.7 million, which represents a decrease of $12.5 million, or 21.8%, as compared to the same period of the prior year.  This reduction in revenue is primarily due to the operational restructuring by Ricoh of its business, which has resulted, and is expected to continue to result, in lower product revenue from the sale of Ricoh products.  We currently expect product revenue to continue to decline as compared to the prior year and be approximately $60 million in 2015.

Service Fee Revenue. The increase in service fee revenue for the three and nine months ended September 30, 2015, as compared to the same periods of the prior year, was primarily due to the impact of expanded and new client relationships, including service fee revenues generated by our acquired subsidiaries REV and LAL, beginning in September 2014, Moda in June 2015 and CrossView in August 2015, partially offset by the conclusion or reduction of operations of several client programs that were in effect during the three and nine months ended September 30, 2014.

The change in service fee revenue, excluding pass-through revenue, is shown below (millions):

	Three	Nine
	Months	Months
Period ended September 30, 2014	$31.4	$86.4
New service contract relationships	10.0	16.7
Change in existing client service fees	4.6	23.4
Terminated clients not included in 2015 revenue	(0.5)	(5.2)
Period ended September 30, 2015	$45.5	$121.3

When considering client relationships, we define an existing client to be a client from whom we earned revenue in both the current and prior year periods, we define a new client to be a client from whom we only earned revenue in the current year period, and we define a terminated client as a client from whom we only earned revenue in the prior year periods. All service fee revenue generated by Moda and CrossView since their calendar year 2015 acquisition dates are included in new service contract relationships.  For 2015, we are currently targeting an increase in annual service fee revenues of approximately 30% to 35% as compared to 2014, including the impact of our acquisitions.

Cost of Product Revenue. Cost of product revenue decreased by $2.7 million, or 16.4%, to $13.7 million in the three months ended September 30, 2015. The resulting gross profit margin was $0.7 million, or 5.0% of product revenue, for the three months ended September 30, 2015 and $0.9 million, or 5.4% of product revenue, for the comparable 2014 period. The cost of product revenue decreased by $11.7 million, or 21.6%, to $42.3 million in the nine months ended September 30, 2015. The resulting gross profit margin was $2.4 million, or 5.4% of product revenue, for the nine months ended September 30, 2015 and $3.2 million, or 5.6% of product revenue, for the comparable 2014 period. We currently expect our product revenue gross profit margin to be approximately 5% in 2015.

Cost of Service Fee Revenue. Gross profit as a percentage of service fees increased to 33.7% in three month period ended September 30, 2015 from 29.9% in the same period of 2014. In the nine month period ended September 30, 2015, gross profit as a percentage of service fees increased to 32.4% from 30.1% in the same period of 2014.  The three and nine months ended September 30, 2015 both included an increased proportion of higher margin professional and technology services, including the impact from our acquisitions, which contributed to the increased gross profit percentage.  The gross margin percentage in each period also included the benefit of higher margin project activity.

We target to earn an overall average gross profit on our service fee activity of 27-32% on existing and new service fee contracts, but we have accepted, and may continue to accept, lower gross margin percentages on certain contracts depending on contract scope and other factors, including projected volumes. We are focused on continuing to increase our level of higher margin service fee activity, including our professional and technology services, to help offset other lower margin activities. Based on our currently projected continued growth in the professional services area of our business, including the benefit of our acquisitions, we are projecting to be at the higher end of the targeted range in 2015. Our service fee gross profit will continue to be impacted by the relative-proportion of our infrastructure related services versus our professional services activity, as well as project work.

Selling, General and Administrative (“SG&A”)Expenses. SG&A expenses for the three months ended September 30, 2015 and 2014 were $18.8 million and $12.8 million, respectively. As a percentage of total net revenue, SG&A expenses were 26.4% in the three months ended September 30, 2015 and 22.4% in the corresponding prior year period. In the nine months ended September 30, 2015, selling general and administrative expenses were $47.1 million, or 23.7% of total net revenue, as compared to $35.3 million, or

20.9% of total net revenue in the comparable period of 2014.  The three and nine months ended September 30, 2015 includes approximately $3.9 million and $7.1 million, respectively, of SG&A expenses of our now consolidated acquisitions and approximately $2.6 million and $4.5 million, respectively, of incremental professional fees and other expenses associated with our acquisition activity, including certain transition costs incident to our acquisitions, and other restructuring activities.  The three and nine months ended September 30, 2014 also includes $0.2 million of selling, general and administrative expenses of our consolidated REV and LAL acquisitions and $1.5 million and $1.7 million, respectively, of acquisition and restructuring related costs.  Excluding the acquisition and restructuring related costs, SG&A expenses as a percent of total net revenue would have been 23.8% and 21.5% in the three and nine month periods ended September 30, 2015, respectively and 19.7% and 19.9% in the three and nine month periods ended September 30, 2014, respectively.  The increased percentage for the three and nine month periods in 2015 is also due to a reduction in product revenue between periods that did not result in a corresponding level of SG&A decreases as well as an increase in amortization of identifiable intangibles related to our acquisitions and increased stock-based compensation expense.  We currently expect our SG&A expenses will continue to increase in 2015 as compared to 2014, as we include a full year of expenses for our acquisitions, additional expenses for our Moda and CrossView acquisitions, increased amortization of identifiable intangibles and incur additional expenditures related to our sales and marketing activities.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2015, we generated $7.7 million of cash for operating activities, primarily due to a:

•	$13.1 million decrease in accounts receivable primarily applicable to reduced service fee revenue activity as compared to our seasonally higher fourth quarter at the end of 2014;
•	$7.2 million of cash income from operations before working capital changes; and
•	$4.6 million decrease in prepaid expenses, other receivables and other assets primarily due to the timing of certain payments; and
•	$1.7 million decrease in inventories primarily as a result of the reduction in our Ricoh related product revenue business.

The generation of cash was partially offset by a:

•

$18.5 million net decrease in accounts payable, deferred revenue, accrued expenses and other liabilities in part due to reduced inventory purchases as a result of a reduction in product revenue, reduced service fee business liabilities due to reduced business volumes following the seasonally higher fourth quarter at the end of 2014 and a reduction in deferred revenue due to the recognition of activity during the current year.

At September 30, 2015 and 2014, our accounts payable and accrued expenses were higher than normal operating levels due to the timing of various vendor and client reimbursement payments.

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

We incurred capital expenditures of $3.5 million and $4.3 million in the nine month periods ended September 30, 2015 and 2014, respectively, exclusive of $3.7 million and $4.0 million in each period, respectively, of property and equipment acquired under debt and capital lease financing, which consisted primarily of capitalized software costs and equipment purchases.

In the nine months ended September 30, 2015, we paid $31.6 million of cash to purchase Moda and CrossView, net of cash acquired and an additional $2.1 million related to the REV and LAL earn-out payments.  In addition, we paid $5.2 million of cash to purchase REV and LAL in the nine months ended September 30, 2014, net of cash acquired.

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

During the nine months ended September 30, 2015, our working capital decreased to $11.2 million from $17.8 million at December 31, 2014 due to the following key factors: $11.8 million of performance-based contingent payments classified as current liabilities as of September 30, 2015 as compared to $2.3 million as of December 31, 2014, acquisitions and acquisition related expenses, capital expenditures, and amortization of debt facilities, which were partially offset by income from operations before working capital changes and proceeds from issuance of common stock. The purchase prices for REV and LAL included performance-based contingent payments for future earn-out payments payable in 2016 based on REV’s and LAL’s 2015 financial targets, of which $3.8 million is the aggregate maximum contractual earn-out for REV and LAL combined.  The purchase price for Moda includes performance-based contingent payments for future earn-out payments payable in 2016 and 2017 based on Moda’s 2015 and 2016 financial targets, of which £1,000,000 is the aggregate maximum contractual earn-out.  The purchase price for CrossView includes performance-based contingent payments for future earn-out payments payable in 2016, 2017 and 2018 based on CrossView’s achievement of certain 2015, 2016 and 2017 financial targets, of which $18.0 million is the aggregate maximum contractual earn-out.  To obtain additional financing in the future, in addition to our current cash position, we plan to evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities or entering into new debt agreements. No assurances can be given we will be successful in obtaining any additional financing or the terms thereof. We currently believe our cash position, financing available under our credit facilities and funds generated from operations will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our current debt and lease obligations, and additional loans to our subsidiaries, if necessary, for at least the next twelve months.

As of September 30, 2015, we have provided collateralized guarantees to secure the repayment of certain of our subsidiaries’ credit facilities. Many of these facilities include both financial and non-financial covenants, and also include cross default provisions applicable to other credit facilities and agreements. These covenants include, among other things, minimum levels of profitability and cash flow (as defined) and the restrictions on the ability of the borrower subsidiaries to advance funds to other borrower subsidiaries. As a result, it is possible for one or more of these borrower subsidiaries to fail to meet their respective covenants even if another borrower subsidiary otherwise has available excess funds which, if not restricted, could be used to cure the default. To the extent we fail to comply with our debt covenants, including the financial covenant requirements and we are not able to obtain a waiver, the lenders would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral and enforcement of payment under our parent guarantee. A requirement to accelerate the repayment of the credit facility obligations may have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all such obligations. As of September 30, 2015, we were in compliance with all debt covenants. Further, non-renewal of any of our credit facilities may have a material adverse impact on our business and financial condition. Other than performance-based contingent payments applicable to our acquisitions, and our capital and operating lease commitments, we do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.

We receive municipal tax abatements in certain locations. In prior years, we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to our tax abatement. We disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against us and the timing of the related payments has not been finalized. As of September 30, 2015, we believe we have adequately accrued for the expected assessment.

In April 2010, a sales employee of eCOST.com, Inc. (“eCOST”, the former name of Retail Connect) was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. In August 2012, the employee pleaded guilty to a misdemeanor. Neither the Company nor eCOST have been charged with any criminal activity.  In September 2015, the matter was settled and $235,000 of the subject funds will be released to the Company.  The Company recorded a $385,000 expense included as a component of selling, general and administrative expenses in the condensed consolidated statements of operations to properly reflect the settlement.

Supplies Distributors Financing

To finance its distribution of Ricoh products in the U.S., Supplies Distributors has a short-term credit facility with IBM Credit LLC (“IBM Credit”) that provides financing for eligible inventory and certain receivables up to $13.0 million. We have provided a collateralized guarantee to secure the repayment of this credit facility. The IBM Credit facility does not have a stated maturity and both parties have the ability to exit the facility following a 90-day notice. The Company has direct vendor credit terms with Ricoh to finance Supplies Distributors European subsidiary’s inventory purchases.

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

PFS Financing

During the three months ended September 30, 2015, we entered into a new credit agreement (“Credit Agreement”) with Regions Bank, as agent for itself and one or more lenders now or hereafter made a party thereto, and Bank of America N.A. and HSBC Bank USA, National Association (the “Lenders”). Under this Credit Agreement, and subject to the terms set forth therein, the Lenders have agreed to provide a revolving loan facility for up to $32.5 million and a term loan facility for up to $30 million. Subject to the terms of the Credit Agreement, we have the ability to increase the total loan facilities to $75 million.  Availability under the revolving loan facility may not exceed a borrowing base of eligible accounts receivable (as defined). Advances under the Credit Agreement accrue interest at a variable rate, plus an applicable margin, and have a five year maturity, with scheduled amortization payments for term loan advances. The Credit Agreement is secured by a lien on substantially all of the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the shares of the Company’s foreign subsidiaries.  The Credit Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum fixed charge ratio and a maximum leverage ratio.

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

Critical Accounting Policies

A description of our critical accounting policies is included in Note 2 of the condensed consolidated financial statements in our December 31, 2014 Annual Report on Form 10-K and Note 2 of this report.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). As of September 30, 2015, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the period that ended on September 30, 2015, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2015, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of Ricoh product inventory, was approximately $44 million. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among certain of our subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. Any non-renewal, default under or acceleration of any of our credit facilities may have a material adverse impact upon our business and financial condition. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so.

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

Sales by Supplies Distributors to two customers in the aggregate accounted for approximately 23% of Supplies Distributors’ total product revenue and 7% of consolidated net revenues in the nine month period ended September 30, 2015. The loss of one or both of such customers, or non-payment of any material amount by these or any other customer would have a material adverse effect upon Supplies Distributors’ business results of operations and financial condition.

Risks Related to Our Stock

Our stock price could decline if a significant number of shares become available for sale.

As of September 30, 2015, we have an aggregate of 1.4 million stock options outstanding to employees, directors and others with a weighted average exercise price of $6.56 per share. The shares of common stock that may be issued upon exercise of these options may be resold into the public market. In addition, we have issued equity awards under our stock option and equity incentive plan consisting of approximately 280,000 performance shares of common stock and approximately 41,000 restricted stock units, which equity awards may vest, subject to satisfaction of vesting conditions, in future years.  As of October 1, 2015, we have also issued an aggregate of approximately 72,000 deferred stock units to the non-employee members of our Board of Directors under our outside director compensation program under which the underlying shares will be issued upon the termination of service of the holder.  The current and future issuance and/or vesting of shares of our common stock under the foregoing stock awards, sales of substantial amounts of common stock in the public market following the issuance and/or vesting of such shares, and/or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.

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

10.1*

First Incremental Loan Commitment Increase Agreement dated as of August 21, 2015 by and among Priority Fulfillment Services, Inc., PFSweb, Inc., and certain Subsidiaries and Affiliates, Incremental Commitment Lenders and Regions Bank.

10.2*

Second Incremental Loan Commitment Increase Agreement dated as of September 3, 2015 by and among Priority Fulfillment Services, Inc., PFSweb, Inc., and certain Subsidiaries and Affiliates, Incremental Commitment Lenders and Regions Bank.

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

Date: November 9, 2015

PFSweb, Inc.

By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer
Chief Accounting Officer
Executive Vice President