Form 10-K
period 2015-12-31
PFSWEB INC
filed 2016-03-15
CIK 1095315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a Smaller reporting company)	Smaller reporting company	☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015 (based on the closing price as reported by the National Association of Securities Dealers Automated Quotation System) was $187,952,050.

At March 10, 2016, there were 18,137,885 shares of the registrant’s Common Stock issued, $.001 par value.

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

Unless otherwise indicated, all references to “PFSweb,” “the Company,” “we,” “us” and “our” refer to PFSweb, Inc., a Delaware corporation, and its subsidiaries; references to “PFS” refer to our wholly-owned subsidiaries, Priority Fulfillment Services, Inc., Priority Fulfillment Services of Canada, Inc., PFSweb BV (Belgium)(and its subsidiaries), REV Solutions, Inc., REVTECH Solutions India Private Limited, LiveAreaLabs, Inc., Moda Superbe Limited and CrossView, Inc.; references to “Supplies Distributors” refer to our wholly-owned subsidiary Supplies Distributors, Inc. and its subsidiaries; and references to “Retail Connect” refers to our wholly-owned subsidiary PFSweb Retail Connect, Inc.

PART I

Item 1.	Business

General

PFSweb is a Global Commerce Service Provider delivering integrated technologies, professional services, and a worldwide network of systems and logistics to deliver global commerce solutions. We provide our clients with best-of-breed service capabilities offered as a complete end-to-end solution or on an à la carte basis.  Marketed as PFSweb’s End2End eCommerce® solution the services we offer are organized into the following categories:

●	Strategic Commerce Consulting
●	Agency Services
●	Technology Services
●	Omni-Channel Operations
●	Technology Ecosystem Services

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

We are headquartered in Allen, Texas where our executive and administrative offices and our primary technology operations and facilities are located, and certain professional services including digital agency and technology services are performed. We operate state-of-the-art call centers from our U.S. facility located in Dallas, Texas and from our international facilities located in Richmond Hill, Ontario, Canada and Liège, Belgium. We lease or manage warehouse facilities of approximately 1.7 million square feet, many containing highly automated and state of the art material handling and communications equipment in Memphis, Tennessee, Southaven, Mississippi, Richmond Hill, Ontario, Canada and Liège, Belgium, allowing us to provide global distribution solutions.  Additionally, we engage in business development activities and provide additional digital agency services and/or technology services from our offices in Minneapolis, New York City, Seattle, London, Munich, Sofia and Bangalore.

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

Each client has a unique business model and unique strategic objectives that often require highly customized solutions. PFSweb supports clients in a wide array of industries, including fashion apparel and accessories, fragrance and beauty products, consumer packaged goods, home furnishings and housewares, collectibles and toys and technology products. These clients turn to PFSweb for help in addressing a variety of business needs that include strategic consulting, eCommerce creative design and development, customer satisfaction and retention, time-definite logistics, vendor managed inventory and integration, supply chain compression, cost model realignments, transportation management and international expansion, among others. We also act as a constructive agent of change, providing clients the ability to alter their current distribution model, establish direct relationships with end-customers, and reduce the overall time and costs associated with existing distribution channel strategies. Our clients are seeking solutions that will provide them with dynamic supply chain and multi-channel marketing efficiencies, while ultimately delivering a world-class customer service experience.

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

Strategic Commerce Consulting Services

Our strategic commerce consulting practice leverages our commerce channel management capabilities along with extensive consumer package goods (“CPG”), retail, and B2B vertical expertise to assist our clients in identifying new opportunities for revenue/margin growth, new customer/segment acquisition, market expansion, and cost savings. We also monitor emerging technologies and trends, with an eye to measuring business impact and alignment with our clients’ end goals. With a focus on industry trends, we seek to optimize clients’ commerce investments while anticipating strategic opportunities and threats.

Our clients seek help navigating an increasingly complex digital landscape, with lowering barriers to market for new players and an array of options for companies looking to innovate. We work closely with client stakeholders to develop strategic and prioritization frameworks that drive change while providing the ability to pivot as threats or opportunities are identified. In particular, our consultants focus on three key areas that enable clients to remain competitive while taking a leadership position:  commerce ecosystem management (including omni-channel alignment), digital opportunity analysis, and a “continuous beta” operational model to roll out new capabilities and tactics in a measurable yet timely fashion.

Commerce Strategy. From identifying new markets and methods to drive higher revenue to competitive and market analysis, we help clients formulate strategies and tactics that work. In our strategy work, we look to leverage existing assets, personnel, and processes wherever possible while identifying where investment is needed. We also offer roadmaps and initiative “backlogs” prioritized for impact, with guidance on taking a phased approach.

Digital Opportunity Audits.  Our consultants help clients identify where new digital platforms, tools, and technologies can provide competitive advantage or bridge gaps in their current operations and capabilities. Audits can take into account the competitive landscape, industry trends, digital best practices across verticals, and cost models, providing helpful benchmarks and flagging areas of opportunity. Audits may be conducted periodically to track changes and emerging technologies and measure effectiveness.

Organizational/Operational Readiness.  Many PFSweb clients require some organizational readiness consulting to ensure they can utilize effectively the platforms and tools we provide. Providing readiness consulting is crucial to driving client satisfaction and confidence when adopting commerce platforms, particularly when business users are given new capabilities and may need to adapt existing business processes. We also provide organizational design consulting, which is often implemented in a phased approach as the client’s commerce channel grows; this may include recommendations regarding which functions to outsource and which to maintain in house.

Omni-Channel Consulting.  Retail clients are concerned with increased consumer expectations for a holistic, seamless experience regardless of where or when they shop, in store or online. We offer an array of services that help retailers meet consumer expectations across the commerce lifecycle, from customer acquisition through the transaction, order fulfillment, customer service, and loyalty. In particular, we implement tools and processes to support “endless aisle” inventory access, ship to store and ship from store capabilities, buy online and return in-store, and similar delivery scenarios. Likewise, we consult with retailers on leveraging digital tools within the store environment, whether enabling sales associates to prevent walk outs or consumers to enhance their product experience.

Platform Evaluation/Selection.  Our strategists take the lead in helping clients evaluate and select the right commerce platforms, leveraging our expertise implementing all market-leading solutions. We walk clients through a process matching their requirements to platform capabilities, measure their operational ability to utilize the platforms under consideration, and provide total cost of ownership (TCO) models comparing initial and ongoing costs for everything from software licensing models to ongoing maintenance and upgrades.

Agency Services

LiveArea, the PFSweb Agency, is a full-service digital retail agency. We help world-leading brands engage customers and optimize eCommerce practices. Combining best practices, creativity, and a customer-centric approach, we create world-class digital experiences and deliver tangible results.

Our strategic approach addresses the entire customer journey. From brand strategy and flagship experiences to the day-to day mechanics of marketing services, we help brands stand apart from competitors, connect with customers and drive revenue. Our end-to-end, omni-channel expertise allows us to have a holistic marketing strategy, from awareness and attraction to conversion and optimization.

Digital Strategy

We build digital strategies to target the intersection of our client’s goals, brand and customers. Informed by in-depth and ongoing collaboration with the client, data-based insight and practiced expertise, we craft actionable plans that deliver results. We specialize in adapting to the changing market, emerging technologies, and evolving customer behavior.

Creative

We conceive, design, and write with a deliberate focus on balancing creativity and usability. We believe a beautiful or fun or inspiring vision is only as good as the experience's ability to continually engage customers and drive conversion. Our brand-inspired, user-centered approach creates positive connections that turn customers into brand ambassadors.

User Experience

By examining how customers actually interact with the brand and digital properties, we refine and improve on-site practices to increase satisfaction and conversion.

Marketing Services

Targeted campaigns and personalized communications attract consumers, convert browsers to buyers, and nurture relationships. We strategically combine tactics for efficiency and effectiveness and can coordinate with offline programs, to help intelligently drive results across all shopping channels.

SEO & Paid Search

We help drive traffic by maintaining an in-depth knowledge of the ever-changing best practices for search engine optimization, and by deploying focused, efficient paid search and retargeting campaigns.

Affiliate Marketing

Our approach to affiliates focuses on building relationships with appropriate online influencers to help improve brand awareness and efficiently increase sales quickly and efficiently.

Product Merchandising

We focus on dynamic merchandising to create engaging and personalized shopping experiences. Through behavior-based promotion setup, on-site search optimization, and Website A/B testing, we convert shoppers into buyers.

Email Marketing

Our data focused approach to email marketing helps increase our clients’ ROI. We plan, design, and test email across custom segments to ensure our clients’ customers get messages they find interesting and motivating.

Digital Analytics

We employ powerful reporting techniques and expert analysis to provide key insights and actionable recommendations that can make our clients’ business more intelligent, efficient, and successful.

Social Engagement

We create content strategies and calendars to keep customers interested, and analyze social chatter to support brand campaigns and initiatives.

Learning Lab

An ongoing cycle of testing, learning and improving, our Learning Lab model means the brand experiences get perpetually better. The valuable insights revealed create a deeper understanding of consumer behavior that can drive higher engagement, loyalty and revenue for our clients and their partners.

Technology Services

PFSweb's Technology Services builds world-class eCommerce websites that are designed to maximize revenue opportunities. Built by a seasoned group of professionals, we combine strategy and technology to create innovative user experiences. From high-fashion apparel to consumer packaged goods, our portfolio consists of brands that accept only the highest quality shopping websites.

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

Direct-to-Consumer eCommerce (“DTC”). Established in 2008, PFSweb’s End2End eCommerce® solution for the DTC online channel features Demandware Commerce Cloud. As a Demandware Strategic Solution and End-to-End Partner, we are one of the premier Demandware development organizations. We have become one of the largest international Demandware development teams in the world and maintain a talented team of Demandware certified developers who create world-class user experiences for some of the world's leading brands. We have fully integrated Demandware with the rest of our world-class technology platform, including other best-of-breed technology partners, to create a PFSweb reference application that provides our clients with a very high-function DTC online store out-of-the-box. We are able to use the PFSweb reference application as a starting point to quickly create a completely customized online store for our DTC clients. Designed specifically for DTC brands, our comprehensive offering redefines end-to-end eCommerce by enabling retailers and branded consumer goods manufacturers with the ability to employ a total outsourcing solution customized to their particular eCommerce strategy, without the loss of site or brand control associated with earlier end-to-end outsourcing solutions.

Through the 2014 acquisition of REV Solutions, Inc., an eCommerce systems integrator, we enhanced our Demandware practice and broadened the portfolio of technology services with the addition of Oracle Commerce.  As an Oracle Gold Partner, we launch commerce initiatives for major brands. Oracle Commerce (which now includes ATG and Endeca) is a leading platform consisting of commerce applications to provide seamless customer experiences across multiple touch points. We continue to innovate with Oracle Commerce to drive sales, reduce cycle times, decrease costs, and improve service levels for our clients. In 2015, acquisitions of Moda Superbe Limited (“Moda”), a London based systems integrator, added additional development expertise on the Magento commerce platform and CrossView, Inc., (“CrossView”) added experienced development and support on IBM Websphere and hybris ecommerce platforms.

eCommerce Development.  With expertise on the five major e-commerce platforms, our staff is ready to build custom eCommerce solutions for our clients. We employ a proven development methodology, led by a highly-qualified team of solutions architects, web developers, project managers, and Quality Assurance (“QA”) testers. When paired with our Strategic Commerce Consulting Services and our Agency Services, we can provide an entire suite of services that spans strategy, creative, project management, web development, and quality assurance.

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

Omni-Channel Operations

Our Omni-Channel Operations services provide the operational activities required and expected of the world's leading brands. We have DTC and B2B experience in customizing solutions to meet the unique nuances of our clients’ internal finance, customer care, and supply chain operations. With approximately 1.7 million square feet of leased or managed distribution space and approximately 1,000 call center seats across two continents, we have the global infrastructure to meet the operational needs of our eCommerce and traditional B2B clients.

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

Facility Operations and Management. Our facilities management service offering includes distribution facility design and optimization, business process reengineering and ongoing staffing and management. Along with our multi-brand operations in Mississippi and Tennessee, we also manage a dedicated client-owned/leased facility on behalf of one client: a DTC facility in Memphis, Tennessee for a major retailer. Our expertise in supply chain management, logistics and customer-centric fulfillment operations extends through our management of client-owned/leased facilities, resulting in cost reductions, process improvements and technology-driven efficiencies.

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

Customer Care

Our internal call center operations are focused on providing essential services such as order entry, returns authorization, and order tracking. These operations also include our iCommerce Agent (“iCA”), a customizable web-based application featuring powerful customer service tools for accessing all required customer information. Our unique multi-lingual capabilities are possible through our strategically placed locations in Dallas, Belgium and Toronto.

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

Technology Ecosystem Services

Order Management Interfaces. Our order management system (OMS), based on the Oracle JD Edwards ERP suite, is a scalable solution built for DTC and business to business (“B2B”) order processing. We also offer a distributed order management solution utilizing the Shopatron Retailer software that is tightly integrated with our internal OMS. This solution provides retailers with a complete technology solution for integrating both online and offline channels.  Our order management technology solutions provide interfaces that allow for real-time information retrieval, including information on inventory, sales orders, shipments, delivery, purchase orders, warehouse receipts, customer history, accounts receivable and credit lines. These solutions are seamlessly integrated with our web-enabled customer contact centers, allowing for the processing of orders through shopping cart, phone, fax, mail, email, web chat, and other order receipt methods. As the information backbone for our total supply chain solution, order management services can be used on a stand-alone basis or in conjunction with our other business infrastructure offerings, including customer contact, financial or distribution services. In addition, for the B2B market, our technology platform provides a variety of order receipt methods that facilitate commerce within various stages of the supply chain. Our systems provide the ability for both our clients and their customers to track the status of orders at any time. Our services are transparent to our clients’ customers and are seamlessly integrated with our clients’ internal system platforms and web sites. By synchronizing these activities, we can capture and provide critical customer information, including:

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

Product Content Management.  PFSweb's iCommerce PCM solution provides a comprehensive set of tools for creating, integrating, mastering, and syndicating product content efficiently across an entire organization. Leveraging enterprise-class product information management (PIM) software powered by Riversand Technologies, we provide a solution that enables brands to maximize the selling value of their product content across all commerce channels.

Technology Collaboration. We have created a suite of technology services that enable buyers and suppliers to fully automate their business transactions within their supply chain using the order management interfaces. Our collaboration technologies operate in an open systems environment and feature the use of industry-standard XML and SOA web services, enabling customized eCommerce solutions with minimal changes to a client’s systems or our Enterprise Resource Planning (“ERP”) systems. The result is a faster implementation process. We also support information exchange methods such as AS2, SFTP, EDI, MQ Series, ALE, and REST/SOAP over HTTPS.

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

In general, we seek to structure client relationships in our Retail model under the net revenue approach, although we have one client still operating under the gross revenue approach.  We use our Retail model to enable our Supplies Distributors subsidiary to serve as a global distributor of printer supplies for Ricoh Infoprint Solutions Company (“IPS”), a wholly-owned subsidiary of Ricoh Company Ltd. (“Ricoh”). In this model, the product revenues are reported in our Business and Retail Connect segment.

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

A key business challenge facing many manufacturers and retailers as they evaluate their supply chain efficiency is in determining how the trend toward increased DTC business activity will impact their traditional B2B and DTC commerce business models. Order management and small package fulfillment and distribution capabilities are becoming increasingly important processes as this trend evolves. We believe manufacturers will look to outsource their non-core competency functions to support this modified business model. We believe companies will continue to strategically plan for the impact that eCommerce and other new technology advancements will have on their traditional commerce business models and their existing technology and infrastructure capabilities. Additionally, B2B opportunities exist as companies look to leverage the technology and enhanced customer experience that currently exists within eCommerce channels.

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

Outsourcing Trend

In response to growing competitive pressures and technological innovations, we believe many companies, both large and small, are focusing their critical resources on the core competencies of their business and utilizing eCommerce service providers to accelerate their business plans in a cost-effective manner and perform non-core business functions. Outsourcing can provide many key benefits, including the ability to:

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

Competition

We face competition from many different sources depending upon the type and range of services requested by a potential client. Many other companies offer one or more of the same services we provide on an individual basis. Our competitors include vertical outsourcers, which are companies that offer a single function solution. We compete with transportation logistics providers, known in the industry as 3PL’s and 4PL’s (third or fourth party logistics providers), who offer product management functions as an ancillary service to their primary transportation services. We also compete against other Global Commerce Service Providers, who perform various services similar to our solution offerings. Additionally, we see competition from digital agencies providing creative, commerce strategy and system integration services.

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

Competitive Landscape

Global Commerce Service Providers.  We compete with companies that provide a global solution for digital strategy services and commerce implementation such as Accenture Digital, Deloitte Digital, Razorfish, and Sapient/Nitro.

End-to-end Commerce.  In North America, we compete with full service commerce providers such as Trade Global and OneStop, as well as other providers such as BrandShot and Newgistics.   In the European market, we compete with companies such as Arvato, Yoox and other geographically focused providers in Western Europe.

Digital Agency Services.  We compete with a wide range of digital agency firms, including SapientNitro, Fluid, Huge, AKQA, and Digitas LBI.

Technology Services.  Globally, we compete with a wide range of technology services providers or systems integrators, including providers such as Astound Commerce, OSF, Optaros, Gorilla Group, Object Edge, and Lyons CG.

Omni-Channel Operations. We compete with eCommerce focused order fulfillment providers such as eBay Enterprise/Innotrac and OHL, as well as, depending on the client’s retail and/or supply chain strategy, Excel Logistics, UPS Logistics, and other “pure-play” fulfillment or call center providers.

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

Procter & Gamble (consumer packaged goods), L’Oréal (health & beauty), LEGO Brand Retail (toys), T.J. Maxx (apparel and home fashion), Columbia Sportswear (active outdoor apparel), Diageo (premium beverages), Roots Canada Ltd. (apparel), BCBGMAXAZRIA (high fashion), Ricoh (printer supplies), Xerox (printers and printer supplies) and Pandora (jewelry) among many others. During 2015, one service fee client relationship, the United States Mint, represented more than 10% of our consolidated total net revenues.

We target potential clients through an extensive integrated marketing program comprised of a variety of direct marketing techniques, email marketing initiatives, trade event participation, search engine marketing, public relations, social media and a sophisticated outbound tele-sales lead generation model. We have also developed global business development methodology which allows us to effectively showcase our various eCommerce service solutions and products. We also pursue strategic marketing alliances with consulting firms, software manufacturers and other logistics providers to increase market awareness and generate referrals and customer leads.

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

Employees

As of December 31, 2015, we had approximately 2,100 employees, of which approximately 1,450 were located in the United States. We have never suffered an interruption of business as a result of a labor dispute. We consider our relationship with our employees to be good. In the U.S., Canada and India, we are not a party to any collective bargaining agreements and while our European subsidiaries are not a party to a collective-bargaining agreement, they are required to comply with certain rules agreed upon by their employee Works Councils.

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

In an effort to comply with these laws, Internet service providers may increasingly block legitimate marketing emails. These consumer protection laws may become more stringent in the future and could result in substantial compliance costs and could interfere with the conduct of our business. Also, an increasing number of countries have introduced and/or increased enforcement of comprehensive privacy laws, or are expected to do so. In Europe, a new data protection regulation will likely come into effect in 2018 and will supersede Directive 95/46/EC, which has governed the processing of personal data since 1995. The new regulation will enhance the security and privacy obligations of entities that process data of residents of members of the European Economic Area and substantially increase penalties for violations. In addition, the European Court of Justice has invalidated a decision of the European Commission that permitted our European affiliates and our European customers to transfer personal data to us and other entities in the United States that are certified under the EU-US safe harbor framework. This decision, a failure of the European Union and the United States to implement a new safe-harbor framework, and new regulations and laws in other countries that restrict the export of personal data may require us to increase our IT infrastructure, maintenance and support costs.

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

As of December 31, 2015, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of Ricoh product inventory, was approximately $44 million. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. A non-renewal, default under or acceleration of any of our credit facilities may have a material adverse impact upon our business and financial condition. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so.

Our business and future growth depend on our continued access to bank and commercial financing.

Our business and future growth currently depend on our ability to access bank, vendor and commercial lines of credit. We currently depend on line of credit facilities provided by various banks and commercial lenders that provided for an aggregate of up to approximately $76 million in available financing as of December 31, 2015. These lines of credit currently mature at dates through August 2020 and are secured by substantially all our assets. Our ability to renew our lines of credit depends upon various factors, including the availability of bank loans and commercial credit in general, as well as our financial condition and prospects. Therefore, we cannot guarantee that these credit facilities will continue to be available beyond their current maturities on reasonable terms or at all. Our inability to renew or replace our credit facilities or find alternative financing would materially adversely affect our business, financial condition, operating results and cash flow.

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

To reach our business growth objectives, we currently expect to increase our operating, sales, and marketing expenses, as well as capital expenditures. To offset these expenses, we will need to generate additional profitable business. If our revenue declines or grows slower than either we anticipate or our clients’ projections indicate, or if our operating, sales and marketing expenses exceed our expectations or cannot be reduced to an appropriate level, we may not generate sufficient revenue to be profitable or be able to sustain or increase profitability on a quarterly or annual basis in the future. Additionally, if our revenue grows slower than either we anticipate or our clients’ projections indicate, we may incur unnecessary or redundant costs and our operating results could be adversely affected.

Our service fee revenue and gross margin are dependent upon our clients’ business and transaction volumes and our costs. A reduction in our clients’ ecommerce business or our inability to grow our business or increase service fee revenue from new or existing clients could negatively impact our operating results.

Our service fee revenue is primarily transaction and project based and fluctuates with the volume of transactions or level of sales of the products by our clients for whom we provide omni-channel services and the size and scope of projects for clients for whom we perform technology and agency services. If we are unable to retain existing clients or attract new clients, or if we dedicate significant resources to clients whose business does not generate revenues at projected levels or sufficient revenues, or whose products do not generate substantial customer sales, our business may be materially adversely affected in a number of ways.

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

We are dependent on our key personnel, and if we are unable to keep our supply of skills and resources in balance with client demand and attract and retain skilled professionals, our business, the utilization rate of our professionals and our results of operations may be materially adversely affected.

Our performance is highly dependent on the continued services of our executive officers and other key personnel, the loss of any of whom could materially adversely affect our business. In addition, we need to attract and retain other highly-skilled, technical and managerial personnel for whom there is intense competition. For example, if we are unable to hire or continually train our employees to keep pace with the rapid and continuing changes in technology and the markets we serve or changes in the types of services our clients are demanding, we may not be able to develop and deliver new services and solutions to fulfill client demand. As we expand our services and solutions, we must also hire and retain an increasing number of professionals with different skills and expectations than those of the professionals we have historically hired and retained.  We cannot assure you we will be able to attract and retain the personnel necessary for the continuing growth of our business. Our inability to attract and retain qualified technical and managerial personnel could materially adversely affect our ability to maintain and grow our business significantly.

Our business may suffer if we are unable to hire and retain sufficient temporary workers or if labor costs increase. In addition, recent healthcare legislation and related regulations could affect our cost of providing healthcare benefits adversely affecting our results and cash flows.

We regularly hire a large number of part-time and seasonal workers, particularly during the fourth quarter holiday season and to meet temporary increases in client activity volume related to “flash sales” and other short-term marketing programs. Any difficulty we may encounter in hiring such workers could result in significant increases in labor costs, or inability to support our clients’ business, which could have a material adverse effect on our business, financial condition and results of operations. Competition for labor could substantially increase our labor costs. In addition, the Patient Protection and Affordable Care Act and regulations that interpret the law contain provisions that could materially impact our future healthcare costs. While the legislation’s ultimate impact is not yet fully known, it is possible that these changes could significantly increase our employee benefits costs, which would adversely affect our results and cash flows. Although we seek to preserve the contractual ability to pass through increases in labor costs to our clients, not all of our current contracts provide us with this protection, and we may enter into contracts in the future which limit or prohibit our ability to pass through increases in labor costs to our clients.

Our business is susceptible to risks associated with international operations.

Outside of the United States, we currently maintain distribution facilities, call centers, technology centers, administrative offices and/or have sales personnel in Belgium, Canada, Germany, India, Bulgaria and the United Kingdom, and we currently intend to expand our international operations. We cannot assure you we will be successful in expanding in these or any additional international markets. In addition, we may face competition from companies that may have more experience with operations in these countries or with international operations generally. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture.  In addition to the uncertainty regarding our ability to generate revenue or profits from foreign operations and expand our international presence, there are risks inherent in doing business internationally that we have not generally faced in our U.S. operations, including:

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

The revenues and expenses of our international operations generally are denominated in local currencies. Accordingly, we are subject to exchange rate fluctuations between such local currencies and the U.S. dollar. These exchange rate fluctuations subject us to currency translation risk with respect to the reported results of our international operations. Significant strengthening or weakening of the U.S. dollar against currencies like the Canadian Dollar, British Pound and the Euro may materially impact our revenue and profits. As we continue to expand our presence in India, we will have increased exposure to fluctuations between the Indian Rupee and the U.S. dollar. In addition, we have transactions with clients, as well as inter-company transactions between our subsidiaries, that cross currencies and expose us to foreign currency gains and losses. These types of events are difficult to predict and may recur. There can be no assurance that we will be able to reduce the currency risks associated with our international operations. We seek to manage our exposure to changes in foreign currency exchange rates through our normal operating and financing activities and, if deemed appropriate, we may use derivative financial instruments. There is no assurance that we will be successful in managing or controlling foreign currency risks.

We may engage in future strategic alliances or acquisitions that could dilute our existing shareholders’ ownership, cause us to incur significant expenses or harm our business.  Acquisitions can result in an increase in our operating costs, divert management's attention away from other operational matters and expose us to other risks associated with acquisitions; We might not be successful at identifying, acquiring, or integrating other businesses.

We have pursued an acquisition strategy designed to enhance or add to our offerings of services and solutions, or to enable us to expand in certain geographic and other markets, and we continue to seek appropriate acquisition candidates. We may not successfully identify suitable acquisition candidates, succeed in completing targeted transactions, or achieve desired results of operations. Furthermore, we face risks in successfully integrating any businesses we acquire. Ongoing business may be disrupted and our management's attention may be diverted by acquisitions, transition or integration activities. In addition, we might need to dedicate additional management and other resources, and our organizational structure could make it difficult for us to efficiently integrate acquired businesses into our ongoing operations and assimilate and retain employees of those businesses into our culture and operations.

We might fail to realize the expected benefits or strategic objectives of any acquisition we make. We might not achieve our expected return on investment, or we may lose money. We may be adversely impacted by liabilities that we assume from a company we acquire, including from that company's known and unknown obligations, intellectual property or other assets, terminated employees, current or former clients, or other third parties, and we may fail to identify or adequately assess the magnitude of certain liabilities, shortcomings or other circumstances prior to acquisition, which could result in unexpected legal or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes, or other adverse effects on our business. If we are unable to complete the number and kind of acquisitions for which we plan, or if we are inefficient or unsuccessful at integrating any acquired businesses into our operations, we may not be able to achieve our planned rates of growth or improve our market share, profitability, or competitive position in specific markets or services.

In addition, acquisitions involve further risks, such as:

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

Goodwill and identifiable intangible assets represented approximately 25% of our total assets as of December 31, 2015. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. We are required to test goodwill and intangible assets for impairment annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our reporting units below its book value. Such factors requiring an interim test for impairment include financial performance indicators such as negative or declining cash flows or a decline in actual or planned revenue or earnings and a sustained decrease in share price.  Our cash flow estimates involve projections that are inherently subject to change based on future events.  A significant downward revision in the fair value of one or more of our business units that causes the carrying value to exceed the fair value could cause goodwill or intangible assets to be considered impaired, and could result in a non-cash impairment charge in our consolidated statement of operations.

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

In particular, with regard to transfers of personal data, we historically have relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU Safe Harbor Framework agreed to by the U.S. Department of Commerce and the European Union. The U.S.-EU Safe Harbor Framework, which established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area (the EEA) to the U.S., was recently invalidated by a decision of the European Court of Justice (the ECJ). In light of the ECJ’s decision, we are reviewing our business practices and may find it necessary or desirable to make changes to our handling of personal data to comply with new requirements under applicable European law. We may be unsuccessful in establishing legitimate means for our transfer and receipt of personal data from the EEA or otherwise responding to the ECJ’s decision or new European requirements, and we may experience reluctance or refusal by current or prospective European customers to use our services. We may be required to assume additional liabilities or incur additional costs, and our business, operating results and financial condition may be materially adversely affected. Because of the uncertainty arisng from the ECJ decision, we may face a risk of enforcement actions by data protection authorities in the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.

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

We currently, and may in the future, rely on third party providers to provide various material portions of our solution service offering.  If our business relationship with a third-party provider of a material portion of our solution service offering is negatively affected, or is terminated, we might not be able to deliver the corresponding service offering to our clients, which could cause us to lose clients and future business, reducing our revenues. Under the terms of several of our contracts with our service clients, we remain liable to provide such third party services and may be liable for the actions and omissions of such third party providers. In certain instances, certain clients prepay in advance a portion of the service fees payable in respect of the third party services, and, under certain circumstances, including our breach or the breach by our third party provider of our or their respective obligations, we are liable to refund all or a portion of such prepaid fees. Consequently, in the event our third party provider fails to provide the third party services in compliance with required services levels, or otherwise breaches its obligations, or discontinues its business, whether as the result of bankruptcy, insolvency or otherwise, we may be required to provide such services at a higher cost to us and may otherwise be liable for various costs and expenses related to such event. In addition, any such failure may damage our reputation and otherwise result in a material adverse effect upon our business and financial condition.

We may incur liability for indemnification obligations under our contracts with our clients and business partners, which may have a material adverse effect upon our business, results of operations and financial condition.

We include indemnification provisions in the contracts we enter into with our clients and business partners. Generally, the provisions require us to defend claims arising out of our infringement of third-party intellectual property rights, breach of contractual obligations and/or unlawful or otherwise culpable conduct, including breach of data security. The indemnity obligations generally cover damages, costs and attorneys’ fees arising out of such claims. In many instances, our indemnification obligations to our clients include the actions or omissions of our third-party service providers. Although we seek to limit our total liability under such provisions to either a portion of the value of the contract or a specified, agreed-upon amount, in some cases our total liability under such provisions is unlimited. Although in many cases our third party service providers indemnify us for their actions and omissions, such providers may dispute or be unable to satisfy their indemnification obligation to us. In addition, our indemnification obligation to our clients may be broader in scope, or may be subject to larger limitations of liability, than the indemnification obligation of our third party service providers to us. In most cases, the term of the indemnity provision is perpetual. If we are required to indemnify a claim in a material amount, or if a series of indemnification claims are in the aggregate a material amount, we may be required to expend significant resources to defend the claims, which may have a material adverse effect upon our business, results of operations and financial condition.

Our business is subject to the risk of customer and supplier concentration.

For 2015, one client represented more than 10% of our service fee revenue and we currently expect this client to represent approximately 10% of our service fee revenue in 2016. Most of our client agreements state a contract expiration date, but many also include an early termination clause permitting the client to terminate the contract for convenience prior to its stated expiration date or to reduce the scope of services or delay the commencement of services to be provided under the contract.  Termination, reduction, or delay of our services under a contract could result from factors unrelated to our work product or the progress of the project, such as factors related to business or financial conditions of the client, changes in client strategies or the domestic or global economy generally. The early termination, reduction or substantial delay of services any significant client, or nonrenewal of any significant client contract, or the nonpayment of a material amount of our service fees by a significant client, could have a material adverse effect upon our business, results of operation and financial condition.

The majority of our Supplies Distributors product revenue is generated by sales of product purchased under distributor agreements with Ricoh. These agreements are terminable at will and no assurance can be given that Ricoh will continue the distributor agreements with Supplies Distributors. Supplies Distributors does not have its own sales force and relies upon Ricoh’s sales force and product demand generation activities for its sale of Ricoh product. As a result of certain operational restructuring of its business and its discontinuance of certain product lines, Ricoh has implemented, and will continue to implement, certain changes in the sale and distribution of Ricoh products. The changes have resulted, and are expected to continue to result, in reduced revenues and profitability for Supplies Distributors. Further reduction in the Ricoh business may have a material adverse effect on Supplies Distributors’ business and may adversely affect our overall financial condition.

Sales by Supplies Distributors to two customers in the aggregate accounted for approximately 29% of Supplies Distributors’ total product revenue for the year ended December 31, 2015 and 6% of consolidated net revenue. The loss of one or both of such customers, or non-payment of any material amount by these or any other customer, would have a material adverse effect upon Supplies Distributors’ business, results of operations and financial condition.

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

As of December 31, 2015, institutional investors (including transcosmos, our largest shareholder) own or control approximately 60% of the voting power of our common stock. The interests of these shareholders may differ from our other shareholders in material respects. This concentration of voting power of our common stock may make it difficult for our other shareholders to approve or defeat matters that may be submitted for action by our shareholders, including the election of directors and amendments to our Certificate of Incorporation or Bylaws. This also may have the effect of deterring, delaying, or preventing a change in control, even when such a change in control could benefit our other shareholders. These shareholders may have the power to exert significant influence over our affairs in ways that may be adverse to the interests of our other shareholders.

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

As of December 31, 2015, we have issued an aggregate of (i) 1.3 million stock options outstanding to employees, directors and others with a weighted average exercise price of $6.69 per share (ii) 545,000 performance shares of common stock, of which 202,000 are vested and the remainder of which may vest, subject to satisfaction of vesting conditions, over the next two years, (iii) 127,000 restricted stock units, of which 99,000 are vested and the remainder of which may vest subject to satisfaction of vesting conditions, over the next three years, and (iv) 72,000 deferred stock units to the non-employee members of our Board of Directors under which the underlying shares will be issued upon the termination of service of the holder.  The current and future issuance and/or vesting of shares of our common stock under the foregoing stock awards, performance shares and deferred stock units, sales of substantial amounts of common stock in the public market following the issuance and/or vesting of such shares, and/or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.

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

Our headquarters are located in Allen, Texas, a Dallas suburb.  In the U.S., we operate a distribution facility in Memphis, Tennessee, with aggregate space of more than 440,000 square feet. We also operate two additional distribution facilities totaling an aggregate of approximately 540,000 square feet in Southaven, Mississippi. These facilities are located approximately ten miles from the Memphis International Airport. We also manage for a client a DTC facility in Memphis, Tennessee with approximately 410,000 square feet.

Internationally, we operate a distribution complex in Liège, Belgium with approximately 200,000 square feet, and distribution operations in Ontario with approximately 80,000 square feet. We also operate a facility in Bangalore, India and a facility in Sofia, Bulgaria, each of which provide primarily technology development and administrative support.

We lease all of our distribution and other facilities under third party leases which generally contain one or more renewal options.

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

Common Stock

Our common stock is listed, and currently trades, on the NASDAQ Capital Market under the symbol “PFSW.” The following table sets forth for the periods indicated the high and low sale price for the common stock as reported by NASDAQ:

	Price
	High	Low
Year Ended December 31, 2014
First Quarter	$10.43	$7.54
Second Quarter	$9.29	$7.33
Third Quarter	$11.21	$7.09
Fourth Quarter	$12.71	$9.42

Year Ended December 31, 2015
First Quarter	$12.72	$10.01
Second Quarter	$15.42	$10.79
Third Quarter	$14.45	$11.29
Fourth Quarter	$16.54	$11.32

As of March 1, 2016, there were approximately 2,900 shareholders, of which 124 were record holders of the common stock.

Dividend Policy

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

Comparative Stock Performance

The graph below matches our cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the Russell 2000 index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2010 to 12/31/2015.

	12/10	12/11	12/12	12/13	12/14	12/15

PFSweb Inc.	100.00	83.08	71.97	229.04	319.70	325.00
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Equity Compensation Plan Information

The following table summarizes information with respect to equity compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2015:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan category (1)
Equity compensation plans approved by shareholders	2,081,675	$6.69	363,185
Equity compensation plans not approved by shareholders	—		—

(1)	See Note 6 to the Consolidated Financial Statements for more detailed information regarding the Company’s equity compensation plans.
(2)	Excludes 127,000 restricted stock units, 545,000 Performance Shares and 72,000 deferred stock units.

Item 6.	Selected Consolidated Financial Data

The following selected financial data should be read in conjunction with Item 8, Financial Statements and Supplementary Data and related notes and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial information appearing elsewhere in this Annual Report on Form 10-K.  We derived the following historical financial information from our consolidated audited, financial statements for the fiscal years noted (in thousands, except per share data):

	Years Ended December 31,
	2015	2014	2013	2012	2011
REVENUES:
Product revenue, net	$58,659	$75,284	$90,982	$119,740	$162,447
Service fee revenue	182,175	134,385	112,977	120,433	95,345
Pass-through revenue	47,435	37,379	37,644	41,390	40,974
Total revenues	288,269	247,048	241,603	281,563	298,766
COSTS OF REVENUES:
Cost of product revenue	55,587	71,019	85,237	110,183	150,738
Cost of service fee revenue	123,574	94,858	77,160	89,249	71,751
Cost of pass-through revenue	47,435	37,379	37,644	41,390	40,974
Total costs of revenues	226,596	203,256	200,041	240,822	263,463
Gross profit	61,673	43,792	41,562	40,741	35,303
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	66,280	47,658	46,235	40,620	37,512
Income (loss) from operations	(4,607)	(3,866)	(4,673)	121	(2,209)
INTEREST EXPENSE, net	1,757	813	679	988	1,085
Loss from continuing operations before income taxes	(6,364)	(4,679)	(5,352)	(867)	(3,294)
INCOME TAX EXPENSE (BENEFIT)	1,497	(53)	539	644	380
NET LOSS FROM CONTINUING OPERATIONS	(7,861)	(4,626)	(5,891)	(1,511)	(3,674)
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	—	(892)
NET LOSS	$(7,861)	$(4,626)	$(5,891)	$(1,511)	$(4,566)

Basic loss per common share:
Continuing operations	$(0.45)	$(0.28)	$(0.39)	$(0.12)	$(0.29)
Discontinued operations	$—	$—	$—	$—	$(0.07)
Net loss	$(0.45)	$(0.28)	$(0.39)	$(0.12)	$(0.36)
Diluted loss per common share:
Continuing operations	$(0.45)	$(0.28)	$(0.39)	$(0.12)	$(0.29)
Discontinued operations	$—	$—	$—	$—	$(0.07)
Net loss	$(0.45)	$(0.28)	$(0.39)	$(0.12)	$(0.36)

Weighted average shares outstanding:
Basic	17,608	16,737	14,957	12,777	12,574
Diluted	17,608	16,737	14,957	12,777	12,574

Balance Sheet Data:
Total assets	$191,290	$140,746	$132,036	$133,471	$136,372
Short-term debt	3,153	6,850	8,231	16,660	23,939
Long-term debt	32,238	4,062	2,876	5,400	3,583
Shareholders' equity	43,758	40,105	40,925	28,051	28,074

The selected financial statements presented above are not comparable due to the acquisitions that occurred in the years ended December 31, 2015 and 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We believe the following discussion and analysis provides information that is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K. This Management’s Discussion and Analysis will help you understand:

●	The impact of forward looking statements;
●	Key transactions and events during 2014 and 2015;
●	Our financial structure, including our historical financial presentation;
●	Our results of operations for the previous three years as well as certain projections for the future;
●	Certain aspects of our relationships with our subsidiaries;
●	Our liquidity and capital resources;
●	The impact of seasonality, inflation and recently issued accounting standards on our financial statements; and
●	Our critical accounting policies and estimates.

Forward-Looking Information

We have made forward-looking statements in this Report on Form 10-K. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “seek,” “strive,” “believe,” “expect,” “anticipate,” “predict,” “potential,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “target,” “project” and “estimate” or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to the Risk Factors set forth above or elsewhere in this Report on Form 10-K, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:

●	our ability to retain and expand relationships with existing clients and attract and implement new clients;
●	our reliance on the fees generated by the transaction volume, product sales and technology and agency projects and support of our clients;
●	our reliance on our clients’ projections or transaction volume or product sales;
●

our dependence upon our agreements with International Business Machines Corporation (“IBM”) and Ricoh Company Limited and Ricoh USA, Inc., a strategic business unit within the Ricoh Family Group of Companies, (collectively hereafter referred to as “Ricoh”);

●	our dependence upon our agreements with our major clients;
●	our client mix, their business volumes and the seasonality of their business;
●	our ability to finalize pending client and customer contracts;
●	the impact of strategic alliances and acquisitions;
●	trends in e-commerce, outsourcing, government regulation, both foreign and domestic, and the market for our services;
●	whether we can continue and manage growth;
●	increased competition;
●	our ability to generate more revenue and achieve sustainable profitability;
●	effects of changes in profit margins;
●	the customer and supplier concentration of our business;
●	our reliance on third-party providers and other subcontracted services;
●	the unknown effects of possible system failures and rapid changes in technology;
●	foreign currency risks and other risks of operating in foreign countries;
●	potential litigation;

●	our dependency upon key personnel;
●	our ability to retain seasonal and temporary workers;
●	the impact of new accounting standards and changes in existing accounting rules or the interpretations of those rules;
●	our ability to raise additional capital or obtain additional financing;
●	our ability, and the ability of our subsidiaries, to borrow under current financing arrangements and maintain compliance with debt covenants;
●	our relationship with, and our guarantees of, certain of the liabilities and indebtedness of our subsidiaries; and
●	taxation on the sale of our products and provision of our services.

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

Key Transactions and Events

During 2014, we were impacted by the following key transactions and events that also affect comparability of our results to other periods:

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

●

Acquired the outstanding capital stock of Moda Superbe Limited (“Moda”) on June 11, 2015. The results of operations of Moda have been included in our consolidated financial statements since the acquisition date.

●

Completed an asset purchase agreement with CrossView, Inc. (“CrossView”) and its shareholders on August 5, 2015. The results of operations of CrossView have been included in our consolidated financial statements since the acquisition date.

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

We refer to the standard PFSweb seller services financial model as the Service Fee model. In this model, our clients own the inventory and are the merchants of record and engage us to provide various infrastructure, technology and digital agency services in support of their business operations. We derive our service fee revenues from a broad range of service offerings that include digital agency and marketing, eCommerce technologies, system integration, order management, customer care, logistics and fulfillment, financial management and professional consulting. We offer our services as an integrated solution, which enables our clients to outsource their complete ecommerce needs to a single source and to focus on their core competencies, though clients are also able to select individual or groupings of our various service offerings on an à la carte basis. We currently provide services to clients that operate in a range of vertical markets, including technology manufacturing, computer products, cosmetics, fragile goods, coins and collectibles, apparel, telecommunications, consumer electronics and consumer packaged goods, among others.

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

In general, we provide the Service Fee model through all of our subsidiaries, the Agent (or Flash) model through our PFS and Supplies Distributors subsidiaries and the Retail model through our Supplies Distributors subsidiary.

Growth is a key element to achieving our future goals, including achieving and maintaining sustainable profitability. Growth in our Service Fee and Agent models is driven by two main elements: new client relationships and organic growth from existing clients. We focus our sales efforts on larger contracts with brand-name companies within four primary target markets, health and beauty, home goods and collectibles, fashion and consumer packaged goods, which, by nature, require a longer duration to close but also have the potential to be higher quality and longer duration engagements.  The acquisitions of REV, LAL, Moda and CrossView each expanded our service offering capabilities and add new client relationships, which we currently expect to enhance our growth opportunities.

Currently, we are targeting any growth within our Retail model to be through relationships with clients under which we can record service fee revenue (product revenue net of product cost of revenue) in our consolidated statement of operations as opposed to product revenue as generated in the Agent or Flash model above.  These relationships are often driven by the sales and marketing efforts of the manufacturers and third party sales partners. In addition, as a result of certain operational restructuring of its business, our primary client relationship operating in the Retail model, Ricoh, has implemented, and will continue to implement, certain changes in the sale and distribution of Ricoh products. The changes have resulted, and are expected to continue to result, in reduced product revenues and profitability under our Retail model.

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

			Change		% of Net Revenues			Change		% of Net Revenues
	2015	2014	$	%	2015	2014	2013	$	%	2013
Revenues
Product revenue, net	$58.7	$75.3	$(16.6)	(22.1)%	20.3%	30.5%	$91.0	$(15.7)	-17.3%	37.7%
Service fee revenue	182.2	134.4	47.8	35.6%	63.2%	54.4%	113.0	21.4	18.9%	46.8%
Pass-through revenue	47.4	37.4	10.0	26.9%	16.5%	15.0%	37.6	(0.2)	-0.7%	15.5%
Total net revenues	288.3	247.1	41.2	16.7%	100.0%	100.0%	241.6	5.5	2.3%	100.0%
Cost of Revenues
Cost of product revenue (1)	55.6	71.0	(15.4)	(21.7)%	94.8%	94.3%	85.30	(14.3)	-16.7%	93.7%
Cost of service fee revenue (2)	123.6	94.9	28.7	30.3%	67.8%	70.6%	77.2	17.7	22.9%	68.3%
Pass-through cost of revenue (3)	47.4	37.4	10.0	26.9%	100.0%	100.0%	37.6	(0.2)	-0.7%	100.0%
Total cost of revenues	226.6	203.3	23.3	11.5%	78.6%	82.3%	200.1	3.2	1.6%	82.8%
Product revenue gross profit	3.1	4.3	(1.2)	(28.0)%	5.2%	5.7%	5.7	(1.4)	-25.8%	6.3%
Service fee gross profit	58.6	39.5	19.1	48.3%	32.2%	29.4%	35.8	3.7	10.4%	31.7%
Pass-through gross profit	—	—	—	—	—	—	—	—	—	—
Total gross profit	61.7	43.8	17.9	40.8%	21.4%	17.7%	41.5	2.3	5.4%	17.2%
Selling General and Administrative expense	66.3	47.7	18.6	39.1%	23.0%	19.3%	46.2	1.5	3.1%	19.1%
Loss from operations	(4.6)	(3.9)	(0.7)	(19.2)%	(1.6)%	(1.6)%	(4.7)	0.8	17.3%	(1.9)%
Interest expense, net	1.8	0.8	1.0	116.1%	0.6%	0.3%	0.7	0.1	19.7%	0.3%
Loss before income taxes	(6.4)	(4.7)	(1.7)	(36.0)%	(2.2)%	(1.9)%	(5.4)	0.7	12.6%	(2.2)%
Income tax expense (benefit), net	1.5	(0.1)	1.6	(2,924.5)%	0.5%	0.0%	0.5	(0.6)	-109.8%	0.2%
Net loss	$(7.9)	$(4.6)	$(3.3)	(69.9)%	(2.7)%	(1.9)%	$(5.9)	$1.3	21.5%	(2.4)%

(1)	Represents the percent of Product revenue, net.
(2)	Represents the percent of Service fee revenue.
(3)	Represents the percent of Pass-through revenue.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Product revenue, net. Product revenue decreased $16.6 million, or 22.1%, in 2015 as compared to 2014. This reduction in revenue is primarily due to the operational restructuring by Ricoh of its business, including discontinuance of certain product lines, which has resulted, and is expected to continue to result, in lower product revenue from the sale of Ricoh products. We currently expect product revenue to continue to decline and be approximately $45 million to $50 million in 2016.

Service fee revenue. Service fee revenue increased $47.8 million, or 35.6%, in 2015 as compared to 2014.  The increase in service fee revenue for the year ended December 31, 2015 as compared to 2014 was primarily due to the impact of expanded and new client relationships, including service fee revenues generated by (1) a full year of support operations for a significant new contract with a United States government agency versus a partial year in 2014 and (2) our acquired subsidiaries REV and LAL, beginning in September 2014, Moda in June 2015 and CrossView in August 2015, partially offset by the conclusion or reduction of operations of certain client programs during 2015.

The change in service fee revenue, excluding pass-through revenue, is shown below ($ millions):

Period ended December 31, 2014	$134.4
New service contract relationships	25.9
Change in existing client service fee relationships	26.9
Terminated client relationships not included in 2015 revenue	(5.0)
Period ended December 31, 2015	$182.2

When considering client relationships, we define an existing client to be a client from whom we earned revenue in both the current and prior year; we define a new client to be a client from whom we only earned revenue in the current year; and we define a terminated client as a client from whom we only earned revenue in the prior year.  The new service contract relationships include approximately $15 million of revenue earned by Moda and Crossview in 2015 subsequent to our acquisition dates.   Our 2015 service fee revenue includes approximately $12 million of service fee revenues from clients who concluded their relationship with us during 2015.  However, based on current client projections, we expect the reduction in revenue from these terminated client programs to be more than offset by service fee revenue generated in 2016 by new or expanded client opportunities and revenues generated by our newly acquired subsidiaries.  For 2016, we are currently targeting an increase in service fee revenues of approximately 20-25% as compared to 2015 including the impact of a full year of operations for our CrossView and Moda entities versus a partial year in 2015.

Cost of Product Revenue. Cost of product revenue decreased by $15.4 million, or 21.7%, to $55.6 million in 2015 as compared to 2014. The resulting gross profit margin was $3.1 million or 5.2% of product revenue for the year ended December 31, 2015 and $4.3 million or 5.7% of product revenue for 2014. The decrease in gross profit percentage was primarily due to the operational restructuring of Ricoh, which resulted in a higher percentage of our product revenue generated from lower gross margin product categories, and other inventory adjustments. We currently expect our product revenue gross profit margin to be approximately 5% in 2016.

Cost of Service Fee Revenue. Gross profit as a percentage of service fees was 32.2% in 2015 and 29.4% in 2014. The improved gross margin is primarily due to an increased percentage of our service fees being generated from our higher margin professional services activity, including our agency and technology services, which were further bolstered in 2015 by our acquisitions of Moda and CrossView. The gross profit percentage in each period included the benefit of higher margin project activity.  Additionally, 2015 and 2014 included certain incremental expenses incurred to prepare for and support certain client solutions for the fourth quarter holiday volumes.

We target to earn an overall average gross profit on our service fee activity of 27-32% on existing and new service fee contracts, but we have accepted, and may continue to accept, lower gross margin percentages on certain contracts depending on contract scope and other factors, including projected volumes. We are focused on continuing to increase our level of higher margin service fee activity, including our professional and technology services, to help offset other lower margin activities.  Based on our currently projected continued growth in the professional services area of our business, including the benefit of our acquisitions, we are projecting to be at the higher end of the targeted range in 2016.  Our service fee gross profit will continue to be impacted by the relative-proportion of our infrastructure related services versus our professional services activity, as well as project work.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses were $66.3 million, or 23.0% of total revenues in 2015 and $47.7 million, or 19.3% of total revenues in 2014. The year ended December 31, 2015 includes $5.2 million of SG&A expenses for our newly consolidated acquisitions, Moda and CrossView, and $0.4 million of expense related to the settlement of a claim relating to a discontinued business.  The year ended December 31, 2014 included only a partial year of SG&A expenses for our REV and LAL acquisitions for the period post-acquisition in September 2014 versus a full year impact in 2015.  SG&A expenses for 2015 and 2014 include approximately $5.8 million and $2.8 million, respectively, of restructuring and acquisition related charges and approximately $2.8 million and $0.1 million, respectively, of amortization of identifiable intangible assets related to our acquisitions.  Excluding the restructuring and acquisition related charges and amortization of acquired identifiable intangible assets in 2015 and 2014 and the claim settlement in 2015, SG&A expenses were 20.0% and 18.1% of total revenues in 2015 and 2014, respectively.  The increase in percentage is primarily due to the increase in personnel related expenses to support our growth.  We currently expect our SG&A expenses will increase in 2016, as compared to 2015, as we include a full year of expenses for Moda and CrossView, incur additional expenditures related to our sales and marketing activities and incur a full year of amortization for identifiable intangible assets acquired in our Moda and Crossview acquisitions.

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

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Product revenue, net. Product revenue decreased $15.7 million, or 17.3%, in 2014 as compared to 2013. This reduction in revenue was primarily due to the operational restructuring by Ricoh of its business, which resulted in lower product revenue from the sale of Ricoh products. The reduction of product revenue on a comparative basis also includes the effect of the transition of a client from a Retail model to a Service Fee model in late 2013.

Service fee revenue. The increase in service fee revenue for the year ended December 31, 2014 as compared to 2013 was primarily due to the impact of expanded and new client relationships that began in 2013 and 2014, including service fee revenues generated by our acquired subsidiaries REV and LAL, beginning in September 2014, partially offset by the conclusion or reduction of operations of several client programs during 2014.

The change in service fee revenue, excluding pass-through revenue, is shown below ($ millions):

Period ended December 31, 2013	$113.0
New service contract relationships	16.0
Change in existing client service fee relationships	15.7
Terminated client relationships not included in 2014 revenue	(10.3)
Period ended December 31, 2014	$134.4

When considering client relationships, we define an existing client to be a client from whom we earned revenue in both the current and prior year; we define a new client to be a client from whom we only earned revenue in the current year; and we define a terminated client as a client from whom we only earned revenue in the prior year.  Our 2014 service fee revenue included approximately $4.5 million of service fee revenues from clients (excluding REV and LAL clients) who concluded their relationship with us during 2014.

Cost of Product Revenue. Cost of product revenue decreased by $14.3 million, or 16.7%, to $71.0 million in 2014 as compared to 2013. The resulting gross profit margin was $4.3 million or 5.7% of product revenue for the year ended December 31, 2014 and $5.7 million or 6.3% of product revenue for 2013. The decrease in gross profit percentage was primarily due to the operational restructuring of Ricoh, which resulted in a higher percentage of our product revenue generated from lower gross margin product categories and other inventory adjustments. The gross profit margin for 2013 included the impact of incremental gross margin earned on product sales resulting from certain product price increases and the impact of certain incremental inventory cost reductions.

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

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses were $47.7 million, or 19.3% of total revenues in 2014 and $46.2 million, or 19.1% of total revenues in 2013. The year ended December 31, 2014 included $1.1 million of SG&A expenses for our consolidated acquisitions, REV and LAL, and a $0.5 million increase in stock based compensation expense compared to 2013 partially offset by decreases in certain personnel related expenses.  The year ended December 31, 2014 also included $1.7 million of incremental professional fees and other expenses associated with our mergers and acquisition activity.  SG&A expenses for 2014 and 2013 include approximately $1.0 million and $2.5 million, respectively, of restructuring and acquisition related charges.  Excluding the restructuring and acquisition related charges in 2014 and 2013 and amortization of acquired identifiable intangible assets, SG&A expenses were 18.1% and 18.1% of total revenues in 2014 and 2013, respectively.

Income Taxes. We recorded a tax provision associated with state income taxes and the majority of our international operations. A valuation allowance was provided for the majority of our domestic net deferred tax assets, which are primarily related to our net operating loss carryforwards, and for certain foreign deferred tax assets. In 2014 we recorded a deferred tax benefit applicable to a change in our valuation allowance following our REV and LAL acquisitions under the related purchase accounting adjustments.  We expect we will continue to record an income tax provision associated with state income taxes and the majority of our international operations.

Supplies Distributors and its Subsidiaries

We conduct a portion of our Retail business model operations through Supplies Distributors and its subsidiaries, which act as distributors/resellers of various Ricoh and other products. We conduct these services through transaction management services agreements under which PFS provides transaction management and fulfillment services to Supplies Distributors and its subsidiaries. In addition to Supplies Distributors being our wholly-owned subsidiary, we have also provided Supplies Distributors with a subordinated loan that, as of December 31, 2015, had an outstanding balance of $2.5 million.

Supplies Distributors paid us dividends of $0.9 million, $1.8 million and $1.5 million in 2015, 2014 and 2013, respectively. Supplies Distributors has received lender approval to pay dividends of approximately $0.9 million in 2016. In addition, no distribution may be made if, after giving effect thereto, Supplies Distributors or its subsidiaries would be in noncompliance with its financial covenants under its current facilities.

Liquidity and Capital Resources

During 2015, we generated $22.0 million of cash from operating activities, primarily due to:

-

$14.1 million increase in accounts payable, deferred revenue, accrued expenses and other liabilities in part due to increased business activity and timing of payments to clients of customer collections related to strong holiday volume, partially offset by the impact of reduced product purchases;

-	$13.8 million of cash income from operations before working capital changes; and
-	$1.1 million decrease in inventories primarily as a result of the reduction in our Ricoh related product revenue business.

These proceeds were partially offset by a $5.6 million increase in accounts receivable primarily due to increased business activity and timing of client receipts applicable to service fee activity.

During 2014, we generated $13.3 million of cash from operating activities, which resulted primarily due to a:

-	$3.4 million decrease in inventories primarily applicable to reduced Ricoh related business volumes;
-

$5.8 million increase in accounts payable, deferred revenue, accrued expenses and other liabilities in part due to increased business activity and timing of payments to clients of customer collections related to higher holiday volume, partially offset by the impact of reduced product purchases; and

-	$9.6 million of cash income from operations before working capital changes.

During 2014, the sources of cash were partially offset by a:

-	$2.7 million increase in accounts receivable applicable to:
o	increased activity for certain new and expanded client relationships in which we own the resulting customer trade receivable (through our Agent or Retail models),
o	increased service fee activity and the timing of client receipts applicable to service fee activity;
o	Both of the above were partially offset by the impact of reduced Ricoh related business.
-

$2.5 million increase in prepaid expenses, and other receivables and other assets in part due to increase in deferred start-up costs related to start-up activity for new clients and timing of certain payments.

During 2013, we generated $6.8 million of cash from operating activities, which resulted primarily due to a:

-	$10.5 million decrease in inventories primarily applicable to reduced Ricoh related business volumes;
-	$2.5 million decrease in prepaid expenses, and other receivables and other assets in part due to timing of receipts and reduced product revenue related activity; and
-	$7.0 million of cash income from operations before working capital changes.

During 2013, the sources of cash were partially offset by a:

-	$9.3 million increase in accounts receivable applicable to:
o	increased activity for certain new and expanded client relationships in which we own the resulting customer trade receivable;
o	the timing of client receipts applicable to service fee activity;
o	Both of the above partially offset by the impact of reduced Ricoh related business.
-	$3.6 million decrease in accounts payable, deferred revenue, accrued expenses and other liabilities in part due to reduced inventory purchases as a result of a reduction in product revenue.

Cash proceeds from issuance of debt, net of any debt and capital lease payments and change in restricted cash was $19.8 million during 2015.  Cash used for payments on debt and capital leases, net of any proceeds from debt and a change in restricted cash, was $5.8 million and $12.3 million, during 2014 and 2013, respectively.

Net proceeds from the issuance of common stock was $1.5 million, $1.6 million and $15.9 million during 2015, 2014 and 2013, respectively.  Proceeds from 2013 included $14.1 million, net, from a private placement completed in May 2013.

In 2015, we paid $31.6 million of cash to purchase Moda and CrossView, net of cash acquired, and additional cash outlays of $2.0 million related to the REV and LAL earn-out payments.  In 2014, we paid an initial $6.4 million of cash to purchase REV and LAL, net of cash acquired.

We incurred capital expenditures of $4.5 million, $5.4 million and $8.0 million in the years ended December 31, 2015, 2014 and 2013, respectively, exclusive of $4.6 million, $5.3 million and $1.3 million in each period, respectively, of property and equipment acquired under debt and capital lease financing, which consisted primarily of capitalized software costs and equipment purchases.

Capital expenditures have historically consisted of additions to upgrade our management information systems, development of customized technology solutions to support and integrate with our service fee clients and general expansion and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures to support new contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate our total investment in upgrades and additions to facilities and information technology solutions and services for the upcoming twelve months, including costs to implement new clients, will be approximately $14 million to $17 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. To maintain our current operating cash position, a portion of these expenditures may be financed through client reimbursements, debt, operating or capital leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event that we do not obtain the financing results necessary to support such investments.

During 2015, our working capital decreased to $12.4 million from $17.8 million at December 31, 2014.  Our net working capital was positively impacted by (i) $28.6 million of net proceeds from our new revolver and term loan facility, (ii) $13.8 million of income from operations before working capital changes and (iii) $1.5 million of proceeds from the issuance of common stock.  However, this was more than offset primarily by our purchase of long-term assets, including goodwill, of $40.9 million applicable to the Moda and CrossView acquisitions and $4.5 million of purchases of other property and equipment.

The purchase prices for REV and LAL included performance-based contingent payments for future earn-out payments payable in 2016 based on REV’s and LAL’s 2015 financial targets, of which $3.8 million is the aggregate maximum contractual earn-out for REV and LAL combined.  The purchase price for Moda includes performance-based contingent payments for future earn-out payments payable in 2016 and 2017 based on Moda’s 2015 and 2016 financial targets, of which £1,000,000 is the aggregate maximum contractual earn-out.  The purchase price for CrossView includes performance-based contingent payments for future earn-out payments payable in 2016, 2017 and 2018 based on CrossView’s achievement of certain 2015, 2016 and 2017 financial targets, of which $18.0 million is the aggregate maximum contractual earn-out.  As of December 31, 2015, we have accrued $14.2 million for future performance-based contingent payments applicable to all of these acquisitions (as compared to the aggregate maximum remaining contingent earn-out payment of $23.3 million), of which $11.7 million is expected to be paid in 2016.

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

As of December 31, 2015, we have entered into secured term and revolving loan facilities described below which contain both financial and non-financial covenants. To the extent we fail to comply with our debt covenants, including the financial covenant requirements and we are not able to obtain a waiver, the lenders would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral. An acceleration of the repayment of our credit facility obligations will have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all such obligations. As of December 31, 2015, we were in compliance with all debt covenants. Further, non-renewal of any of our credit facilities may have a material adverse impact on our business and financial condition. Other than performance-based contingent payments applicable to our acquisitions, and our capital and operating lease commitments, we do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.

We receive municipal tax abatements in certain locations. In prior years we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to our tax abatement. We disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against us and the timing of the related payments has not been finalized. As of December 31, 2015, we believe we have adequately accrued for the expected assessment.

Supplies Distributors Financing

To finance its distribution of Ricoh products in the U.S., Supplies Distributors has a short-term credit facility with IBM Credit LLC (“IBM Credit”) that provides financing for eligible inventory and certain receivables for up to $13.0 million. We have provided a collateralized guarantee to secure the repayment of this credit facility. The IBM Credit facility does not have a stated maturity and both parties have the ability to exit the facility following a 90-day notice. The Company has direct vendor credit terms with Ricoh to finance Supplies Distributors European subsidiary’s inventory purchases.

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

PFS Financing

In August 2015, we entered into a new credit agreement (“Credit Agreement”) with Regions Bank, as agent for itself, Bank of America N.A., HSBC Bank USA, National Association and one or more future lenders (the “Lenders”). Under this Credit Agreement, and subject to the terms set forth therein, the Lenders have agreed to provide a revolving loan facility for up to $32.5 million and a term loan facility for up to $30 million. Subject to the terms of the Credit Agreement, we have the ability to increase the total loan facilities to $75 million.  Availability under the revolving loan facility may not exceed a borrowing base of eligible accounts receivable (as defined). Advances under the Credit Agreement accrue interest at a variable rate, plus an applicable margin, and have a five year maturity, with scheduled amortization payments for term loan advances. The Credit Agreement is secured by a lien on substantially all of the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the shares of certain of the Company’s foreign subsidiaries.  The Credit Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum fixed charge ratio and a maximum leverage ratio.

Restricted Net Assets

Certain of our credit facilities contain various financial covenants and include covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, and place restrictions on the transfer of assets or the payment of dividends between us and our subsidiaries. At December 31, 2015 and 2014, we had restricted net assets of approximately $71.8 million and $23.2 million, respectively.

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

Impact of Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), and in August 2015 the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year.  ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 is applicable for fiscal years beginning after December 15, 2016, including interim periods therein, and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  Early adoption is not permitted. The guidance (ASU 2014-09) allows for a one-year deferral of adoption.  We are currently evaluating the impact of the new guidance on the consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which will require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual and interim periods beginning after December 15, 2016. We currently intend to adopt ASU 2014-15 as of and for the annual period ending December 31, 2016 and do not expect the adoption of this standard to have any impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest  (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which will require debt issuance costs related to a  recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by ASU 2015-03.  This guidance is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. We early adopted ASU 2015-03 during the quarter ended September 30, 2015 by recognizing debt issuance costs as a direct reduction of the related debt liability.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under existing standards, the market amount requires consideration of replacement cost, net realizable value (NRV), and NRV less an approximately normal profit margin. The new ASU replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. This standard is effective for us prospectively beginning January 1, 2017, with early adoption permitted. We are currently assessing this ASU’s impact on our consolidated financial statements.

In August 2015, the FASB issued Accounting Standards Update No. 2015-15, “Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” or ASU 2015-15. ASU 2015-15 adds clarity from the SEC’s perspective on the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Our adoption of ASU 2015-15 did not have a material impact on the consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet.  The updated standard is effective for us beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period.  Upon adoption, we do not expect a material impact on the consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases.  The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

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

Depending on the terms of the customer arrangement, product revenue is recognized either upon shipment of the product or when the customer receives the product.  Product revenue is reported net of estimated returns and allowances, which are estimated based upon historical return information. Management also considers any other current information and trends in making estimates. If actual sales returns, allowances and discounts are greater than estimated by management, additional expense may be incurred.

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

We perform front-end set-up and integration services to support client eCommerce platforms and websites. When we determine these front-end set-up and integration services do not meet the criteria for recognition as a separate unit of accounting, we defer the start-up fees received and the related costs, and recognize them over the expected performance period. When we determine these front-end set-up and integration services do meet the criteria for recognition as a separate unit of accounting, for time and material arrangements, we recognize revenue as services are rendered and costs as they are incurred. For fixed-price arrangements, we use the completed contract method to recognize revenues and costs if reasonable and reliable cost estimates for a project cannot be made. If reasonable and reliable costs estimates for a project can be made, we recognize revenue over the expected performance period on a proportional performance basis, as determined by the relationship of actual costs incurred compared to the estimated total contract costs.  We use this method because we consider costs incurred to date to be the best available measure of progress on contract in progress.  Provisions for estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined.  Change orders that result from modification of an original contract are taken into consideration for revenue recognition when they result in a change of total contract value and are approved by our clients.

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

Allowance for doubtful accounts totaled $0.6 million and $0.4 million at December 31, 2015 and 2014, respectively. We believe our allowances for doubtful accounts are adequate to cover anticipated losses under current conditions; however, uncertainties regarding changes in the financial condition of our clients and customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required.

Inventory Reserves

Inventories (merchandise, held for resale, all of which are finished goods) are stated at the lower of weighted average cost or market. Supplies Distributors and its subsidiaries assume responsibility for slow-moving inventory under certain distributor agreements, subject to certain termination rights, but have the right to return product rendered obsolete by engineering changes, as defined. We review inventories for impairment on a periodic basis, but at a minimum, annually. Recoverability of the inventory on hand is measured by comparisons of the carrying value to the fair value of the inventory. This requires us to record provisions and maintain reserves for excess or obsolete inventory. If write-downs of inventories are necessary, the cost basis of that inventory is adjusted. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand and market conditions. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. At December 31, 2015 and 2014, our reserve for slow moving inventory was $0.7 million and $0.8 million, respectively. We believe our reserves are adequate to cover anticipated losses under current conditions. Significant or unanticipated changes to our estimates and forecasts, either adverse or positive, could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required.

Stock Compensation

We utilize our Employee Stock and Incentive Plan (the “Plan”) to help attract, retain and incentivize qualified executives, key employees and non-employee directors to increase our shareholder value and help build and sustain growth. As of December 31, 2015, grants for an aggregate of 2,081,675 shares of common stock have been awarded under the Plan, and 363,185 shares remain available for future grants.  The Plan provides for the granting of incentive awards in a variety of forms such as the award of an option, stock appreciation right, restricted stock award, restricted stock unit, deferred stock unit, among other stock-based awards.

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

Business Combinations

We account for business combinations under the acquisition method of accounting, which requires the assets and liabilities to be recorded at their respective fair values as of the acquisition date in the consolidated financial statements.  The determination of estimated fair value may require us to make significant estimates and assumptions.  The purchase price is the fair value of the total consideration conveyed to the seller and the excess of the purchase price over the fair value of the acquired identifiable net assets, where applicable, is recorded as goodwill.  The results of operations of an acquired business are included in our consolidated financial statements from the date of acquisition.  Costs associated with the acquisition of a business are expensed in the period incurred.

Long-Lived Assets, Goodwill and Intangible Assets

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

Interest Rate Risk

Our interest rate risk relates to the outstanding balances on our inventory and working capital financing agreements and credit agreement which amounted to $43.6 million at December 31, 2015. A 100 basis point movement in interest rates would result in approximately $0.4 million annualized increase or decrease in interest expense based on the outstanding balance of these agreements at December 31, 2015.

Foreign Exchange Risk

Currently, our foreign currency exchange rate risk is primarily limited to the Canadian Dollar, the Euro, the British Pound and the Indian Rupee. In the future, our foreign currency exchange risk may also include other currencies applicable to certain of our international operations. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates. To hedge our net investment and intercompany payable or receivable balances in foreign operations, we may enter into forward currency exchange contracts. No derivative instruments or forward currency exchange contracts were entered into during the year ended December 31, 2015, 2014 or 2013.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

PFSweb, Inc.

505 Millennium Dr.

Allen, TX 75013

We have audited the accompanying consolidated balance sheet of PFSweb, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year ended December 31, 2015.  Our audit of the basic consolidated financial statements included the financials statement schedules listed in the index appearing under Item 15.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PFSweb, Inc. and Subsidiaries at December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PFSweb, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Dallas, Texas

March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

PFSweb, Inc.

We have audited the accompanying consolidated balance sheet of PFSweb, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements operations and comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financials statement schedules listed in the index appearing under Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PFSweb, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Dallas, Texas

March 23, 2015

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31

(In thousands, except share data)

	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,781	$18,128
Restricted cash	275	521
Accounts receivable, net of allowance for doubtful accounts of $600 and $447 at December 31, 2015 and December 31, 2014, respectively	70,700	59,126
Inventories, net of reserves of $739 and $768 at December 31, 2015 and December 31, 2014, respectively	9,262	10,534
Other receivables	8,704	5,638
Prepaid expenses and other current assets	5,662	7,103
Total current assets	116,384	101,050
PROPERTY AND EQUIPMENT, net	24,093	26,604
IDENTIFIABLE INTANGIBLES, net	8,810	2,170
GOODWILL	39,829	8,366
OTHER ASSETS	2,174	2,556
Total assets	$191,290	$140,746
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$3,153	$6,850
Trade accounts payable	51,170	38,842
Deferred revenue	7,390	9,098
Performance-based contingent payments	11,679	2,338
Accrued expenses	30,563	26,135
Total current liabilities	103,955	83,263
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	32,238	4,062
DEFERRED REVENUE	4,499	5,355
DEFERRED RENT	4,362	4,870
OTHER LIABILITIES	2,478	3,091
Total liabilities	147,532	100,641

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 18,136,218 and 17,047,093 shares issued at December 31, 2015 and December 31, 2014, respectively; and 18,102,751 and 17,013,626 outstanding at December 31, 2015 and December 31, 2014, respectively	18	17
Additional paid-in capital	141,948	129,457
Accumulated deficit	(97,787)	(89,926)
Accumulated other comprehensive income	(296)	682
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	43,758	40,105
Total liabilities and shareholders’ equity	$191,290	$140,746

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31

(In thousands, except per share data)

	2015	2014	2013
REVENUES:
Product revenue, net	$58,659	$75,284	$90,982
Service fee revenue	182,175	134,385	112,977
Pass-through revenue	47,435	37,379	37,644
Total revenues	288,269	247,048	241,603
COSTS OF REVENUES:
Cost of product revenue	55,587	71,019	85,237
Cost of service fee revenue	123,574	94,858	77,160
Cost of pass-through revenue	47,435	37,379	37,644
Total costs of revenues	226,596	203,256	200,041
Gross profit	61,673	43,792	41,562
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, including stock based compensation expense of $4,637, $3,059 and $2,574 in the years ended December 31, 2015, 2014 and 2013, respectively	66,280	47,658	46,235
Loss from operations	(4,607)	(3,866)	(4,673)
INTEREST EXPENSE, net	1,757	813	679
Loss from operations before income taxes	(6,364)	(4,679)	(5,352)
INCOME TAX EXPENSE (BENEFIT)	1,497	(53)	539
NET LOSS	$(7,861)	$(4,626)	$(5,891)

NET LOSS PER SHARE:
Basic	$(0.45)	$(0.28)	$(0.39)
Diluted	$(0.45)	$(0.28)	$(0.39)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	17,608	16,737	14,957
Diluted	17,608	16,737	14,957
COMPREHENSIVE LOSS:
Net loss	$(7,861)	$(4,626)	$(5,891)
Foreign currency translation adjustment, net of taxes	(978)	(1,129)	257
TOTAL COMPREHENSIVE LOSS	$(8,839)	$(5,755)	$(5,634)

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity

Balance, December 31, 2012	12,812,386	$13	$106,018	$(79,409)	$1,554	33,467	$(125)	$28,051
Net loss	—	—	—	(5,891)	—	—	—	(5,891)
Stock-based compensation expense	—	—	2,574	—	—	—	—	2,574
Issuance of common stock, net	3,728,518	4	15,930	—	—	—	—	15,934
Other comprehensive income – foreign currency translation adjustment, net of taxes	—	—	—	—	257	—	—	257
Balance, December 31, 2013	16,540,904	17	124,522	(85,300)	1,811	33,467	(125)	40,925
Net loss	—	—	—	(4,626)	—	—	—	(4,626)
Stock-based compensation expense, net of taxes	—	—	2,620	—	—	—	—	2,620
Issuance of common stock, net	451,585	—	1,631	—	—	—	—	1,631
Shares issued for acquisitions	54,604	—	544	—	—	—	—	544
Non-cash compensation expense	—	—	140	—	—	—	—	140
Other comprehensive loss - foreign currency translation adjustment, net of taxes	—	—	—	—	(1,129)	—	—	(1,129)
Balance, December 31, 2014	17,047,093	17	129,457	(89,926)	682	33,467	(125)	40,105
Net loss	—	—	—	(7,861)	—	—	—	(7,861)
Stock-based compensation expense, net of taxes	—	—	3,991	—	—	—	—	3,991
Issuance of common stock, net	492,379	—	1,483	—	—	—	—	1,483
Shares issued for acquisitions	596,746	1	6,842	—	—	—	—	6,843
Non-cash compensation expense	—	—	175	—	—	—	—	175
Other comprehensive loss - foreign currency translation adjustment, net of taxes	—	—	—	—	(978)	—	—	(978)
Balance, December 31, 2015	18,136,218	$18	$141,948	$(97,787)	$(296)	33,467	$(125)	$43,758

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

(In thousands)

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,861)	$(4,626)	$(5,891)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,831	11,675	10,210
Provision for doubtful accounts	187	165	25
Provision for excess and obsolete inventory	93	53	81
Deferred income taxes	58	(841)	29
Stock-based compensation expense	4,637	3,059	2,574
Non-cash compensation expense	175	140	—
Change in performance-based contingent payments	1,673	—	—
Changes in operating assets and liabilities:
Restricted cash	(138)	(31)	28
Accounts receivable	(5,632)	(2,743)	(9,273)
Inventories	1,070	3,407	10,456
Prepaid expenses, other receivables and other assets	(686)	(2,526)	2,498
Deferred rent	(542)	(187)	(273)
Accounts payable, deferred revenue, accrued expenses and other liabilities	14,108	5,798	(3,636)
Net cash provided by operating activities	21,973	13,343	6,828

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,489)	(5,445)	(7,971)
Acquisitions, net of cash acquired	(31,619)	(6,366)	—
Net cash used in investing activities	(36,108)	(11,811)	(7,971)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	1,483	1,631	15,934
Increase (decrease) in restricted cash	383	(360)	126
Payments on performance-based contingent payments	(2,043)	—	—
Payments on capital lease obligations	(2,417)	(2,533)	(2,680)
Payments on debt, net	(6,763)	(2,929)	(9,724)
Borrowings on term debt	10,000	—	—
Borrowings on revolver	48,511	—	—
Payments on revolver	(29,228)	—	—
Debt issuance costs	(671)	—	—
Net cash provided by (used in) financing activities	19,255	(4,191)	3,656

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,467)	(1,631)	279

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,653	(4,290)	2,792

CASH AND CASH EQUIVALENTS, beginning of period	18,128	22,418	19,626

CASH AND CASH EQUIVALENTS, end of period	$21,781	$18,128	$22,418

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and capital leases	$4,649	$5,344	$1,338

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Overview

PFSweb, Inc. and its subsidiaries are collectively referred to as the “Company”; “Supplies Distributors” refers to Supplies Distributors, Inc. and its subsidiaries; “Retail Connect” refers to PFSweb Retail Connect, Inc.; “REV” collectively refers to REV Solutions, Inc. and REVTECH Solutions India Private Limited; “LAL” refers to LiveAreaLabs, Inc., “Moda” refers to Moda Superbe Limited; “CrossView” refers to CrossView, Inc.; and “PFSweb” refers to PFSweb, Inc. and its subsidiaries, excluding Supplies Distributors and Retail Connect.

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

Supplies Distributors has obtained financing (see Note 4) to fund certain working capital requirements for the sale of primarily Ricoh products. Pursuant to the transaction management services agreements between PFSweb and Supplies Distributors, PFSweb provides to Supplies Distributors transaction management and fulfillment services, such as managed web hosting and maintenance, procurement support, web-enabled customer contact center services, customer relationship management, financial services including billing and collection services, information management, and international distribution services. Supplies Distributors does not have its own sales force and relies upon Ricoh’s sales force and product demand generation activities for its sale of Ricoh products. Supplies Distributors sells its products in the United States, Canada and Europe.

Supplies Distributors also maintains agreements with certain additional clients where it operates as an agent for the resale of product between the client and the customer, and records product revenue net of cost of product revenue as a component of service fee revenue.  PFSweb also provides various transaction management services to Supplies Distributors under these arrangements.

All of the agreements between PFSweb and Supplies Distributors were made in the context of an affiliate relationship and were negotiated in the overall context of PFSweb’s and Supplies Distributors’ arrangement with the client or vendor. Although management believes the terms of these agreements are generally consistent with fair market values, there can be no assurance that the prices charged to or by each company under these arrangements are not higher or lower than the prices that may be charged by, or to, unaffiliated third parties for similar services. All of these transactions are eliminated upon consolidation.

Certain prior period data on the balance sheet has been reclassified to conform to the current year presentation of performance-based contingent payments, which was previously classified as accrued expenses.  This reclassification had no effect on previously reported net income (loss) or total shareholders’ equity.

2. Significant Accounting Policies

Principles of Consolidation

All intercompany accounts and transactions have been eliminated in consolidation.

Investment in Affiliates

Priority Fulfillment Services, Inc. (“PFS”), a wholly-owned subsidiary of PFSweb Inc., has made advances to Supplies Distributors that are evidenced by a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of the

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Company’s debt facilities, the outstanding balance of the Subordinated Note cannot be decreased to less than $2.5 million without prior approval of certain of the Company’s lenders (see Note 4). As of December 31, 2015 and 2014, the outstanding balance of the Subordinated Note was $2.5 million. The Subordinate Note is eliminated in the Company’s consolidated financial statements.

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

In instances where revenue is derived from sales of third-party vendor products or services, the Company records revenue on a gross basis when the Company is a principal to the transaction and net of costs when the Company is acting as an agent between the customer or client and the vendor.  The Company considers several factors to determine whether it is a principal or an agent, most notably whether the Company is the primary obligor to the vendor or customer, has established its own pricing and has inventory and credit risks, if applicable.

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

The Company evaluates its contractual arrangements to determine whether or not they include multiple service elements.  Revenue recognition is determined for the separate service elements of the contract in accordance with the requirements of Accounting Standards Codification 605 (“ASC”), “Revenue Recognition.”  A deliverable constitutes a separate unit of accounting when it has standalone value and there are no return rights or other contingencies present for the delivered elements.  The Company allocates revenue to each element based on estimated selling price.  Each of the Company’s client contracts, and the related services, is unique, with individual needs and criteria customized for each client.  Each client engagement is scoped and priced separately and as such the Company is not able to establish vendor specific objective evidence of fair value for its services, nor is third-party evidence available to establish stand-alone selling prices.  Accordingly the Company uses management’s best estimate of selling price for the deliverables. The Company establishes its estimates considering internal factors such as margin objectives, pricing practices and controls as well as market conditions such as competitor pricing strategies.

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

The Company performs front-end set-up and integration services to support client eCommerce platforms and websites. When the Company determines these front-end set-up and integration services do not meet the criteria for recognition as a separate unit of accounting, the Company defers the start-up fees received and the related costs, and recognizes them over the expected performance period. When the Company determines these front-end set-up and integration services do meet the criteria for recognition as a separate unit of accounting, for time and material arrangements, the Company recognizes revenue as services are rendered and costs as they are incurred. For fixed-price arrangements, the Company uses the completed contract method to recognize revenues and costs if reasonable and reliable cost estimates for a project cannot be made. If reasonable and reliable costs estimates for a project can be made, the Company recognizes revenue over the expected performance period on a proportional performance basis, as determined by the relationship of actual costs incurred compared to the estimated total contract costs.  At the time a loss in a contract is expected, the entire amount of the estimated loss is accrued.

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

Deferred Revenues and Deferred Costs

The Company primarily performs its services under multiple year contracts, certain of which include early termination provisions, and clients are obligated to pay for services performed. In conjunction with these long-term contracts, the Company sometimes receives start-up fees to cover its implementation costs, including certain technology infrastructure and development costs. When the Company determines that these set-up and integration activities do not meet the criteria for recognition as a separate unit of accounting, the Company defers the start-up fees received, and the related costs, and recognizes them over the expected performance period. The amortization of deferred revenue is included as a component of service fee revenue. The amortization of deferred implementation costs is included as a cost of service fee revenue. To the extent implementation costs for non-technology infrastructure and development exceed the corresponding fees received, the excess costs are expensed as incurred. The following summarizes the deferred implementation revenues and costs, excluding technology and development costs that are included in property and equipment (in thousands):

	December 31,
	2015	2014
Deferred implementation revenues
Current	$7,390	$9,098
Non-Current	4,499	5,355
	$11,889	$14,453
Deferred implementation costs
Current	$2,768	$3,309
Non-Current	1,245	1,279
	$4,013	$4,588

Current and non-current deferred implementation costs, excluding technology and development costs, are a component of prepaid expenses and other current assets and other assets, respectively.

Concentration of Business and Credit Risk

During 2015, one service fee client relationship, the United States Mint, represented more than 10% of the Company’s consolidated total net revenues.  No product or service fee client relationships represented more than 10% during the years ended December 31, 2014 or 2013.  As of both December 31, 2015 and 2013, one client exceeded 10% of the Company’s consolidated accounts receivable.  No clients exceeded 10% of the Company’s consolidated accounts receivable as of December 31, 2014.

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

Cash and Cash Equivalents

Cash equivalents are defined as short-term highly liquid investments with original maturities, when acquired, of three months or less.  At times, the Company has cash balances in domestic bank accounts that exceed Federal Deposit Insurance Corporation insured limits.  The Company has not experienced any losses related to these cash concentrations.

Other Receivables

Other receivables include $3.5 million and $3.6 million as of December 31, 2015 and 2014, respectively, primarily for amounts due from Ricoh for costs incurred by the Company under the distributor agreements (see Note 7). In addition, other receivables include $2.5 million and $1.3 million as of December 31, 2015 and 2014, respectively, applicable to value added tax receivables and a $1.4 million receivable as of December 31, 2015 applicable to the CrossView post-closing balance sheet reconciliation adjustment (see Note 3).

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

Supplies Distributors’ inventories include merchandise in-transit that has not been received by the Company but that has been shipped and invoiced by Supplies Distributors’ vendors. The corresponding payable for inventories in-transit is included in trade accounts payable in the accompanying consolidated balance sheets.

The Company reviews inventory for impairment on a periodic basis, but at a minimum annually. Recoverability of the inventory on hand is measured by comparison of the carrying value of the inventory to the fair value of the inventory. The reserve for slow moving or excess inventory was $0.7 million and $0.8 million as of December 31, 2015 and 2014, respectively.

Property and Equipment

The components of property and equipment as of December 31, 2015 and 2014 are as follows (in thousands):

	December, 31		Depreciable
	2015	2014	Life

Purchased and capitalized software costs	$47,994	$44,514	2-7 years
Furniture and fixtures	24,346	23,456	2-10 years
Computer equipment	13,460	12,184	2-5 years
Leasehold improvements	13,429	13,825	2-10 years
Other	1,448	1,144	3-5 years
	100,677	95,123
Less-accumulated depreciation and amortization	(76,584)	(68,519)
Property and equipment, net	$24,093	$26,604

The Company makes judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Capitalized implementation costs are depreciated over the respective client expected performance period.  Leasehold improvements are amortized over the shorter of the useful life of the related asset or the remaining lease term. Depreciation and amortization expense related to property and equipment, excluding capital leases, for the years ended December 31, 2015, 2014 and 2013 was $9.5 million, $9.1 million and $7.6 million, respectively.

The Company’s property held under capital leases amount to approximately $5.5 million and $4.8 million, net of accumulated amortization of approximately $4.6 million and $4.0 million, at December 31, 2015 and 2014, respectively. Depreciation and amortization expense related to capital leases for the years ended December 31, 2015, 2014 and 2013 was $2.4 million, $2.5 million and $2.6 million, respectively.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting, which requires the assets and liabilities to be recorded at their respective fair values as of the acquisition date in the consolidated financial statements.  The determination of estimated fair value may require management to make significant estimates and assumptions.  The purchase price is the fair value of the total consideration conveyed to the seller and the excess of the purchase price over the fair value of the acquired identifiable net assets, where applicable, is recorded as goodwill.  The results of operations of an acquired business are included in the Company’s consolidated financial statements from the date of acquisition.  Costs associated with the acquisition of a business are expensed in the period incurred.

Long-Lived Assets, Goodwill and Intangible Assets

The Company reviews long-lived assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Long-lived assets include property and equipment, intangible assets, goodwill and certain other assets.

Property and Equipment

When events or changes in circumstances indicate that the carrying amount of our property and equipment might not be recoverable, the expected future undiscounted cash flows from the asset are estimated and compared with the carrying amount of the asset.  If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded.  The impairment loss is measured by comparing the fair value of the asset with its carrying amount.  Fair value is generally determined based on discounted cash flows or appraised values, as appropriate.   During 2015, 2014 and 2013, no impairment of property and equipment was identified or recorded.

Identifiable intangible assets

The Company’s intangible assets are primarily comprised of the intangible assets that it acquired from acquisitions.  Specifically, the Company’s recognized intangible assets include non-compete agreements, trade names, customer relationships and developed technology.

Intangible assets are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when the carrying amount of the asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition.  The impairment loss to be recorded would be the excess of the asset’s carrying value over its fair value.  Fair value is generally determined using a discounted cash flow analysis or other valuation technique.  The Company did not record any impairment charge during 2015, 2014 and 2013.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired.  Goodwill and other intangible assets with indefinite lives are not amortized to operations, but instead are reviewed for impairment at least annually, or when there is an indicator of impairment.  The Company has no intangible asset with indefinite useful lives, other than goodwill.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Accounting Standards Update (“ASU”) No 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU Topic 350”) permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying a two-step goodwill impairment test.  This test is referred to as “step zero.”  If an entity concludes that it is not likely that the fair value of the reporting unit is less than its carrying amount, it would not be required to perform a two-step impairment test for that reporting unit.  In the event that the conclusion requires the two-step test, the first step compares the fair value of the reporting unit with its carrying value, including goodwill.  If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test.  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  Fair value of the reporting unit is determined using a discounted cash flow analysis.  If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.  An impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value.

The Company determines fair value using widely accepted valuation techniques, including discounted cash flows and market multiple analyses.  These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies.

The Company’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance.  If these assumptions differ materially from future results, the Company may record impairment charges in the future.  In connection with its annual goodwill impairment test, the Company did not record any impairment during 2015, 2014 and 2013.

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

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Income Taxes

For federal income tax purposes, tax years that remain subject to examination include years 2012 through 2015. However, the utilization of net operating loss (“NOL”) carryforwards that arose prior to 2012 remains subject to examination through the years such carryforwards are utilized. For Europe, tax years that remain subject to examination include years 2013 to 2015. However, the utilization of NOL carryforwards that arose prior to 2013 remain subject to examination through the years such carryforwards are utilized. For Canada, tax years that remain subject to examination include years 2007 to 2015, depending on the subsidiary. For state income tax purposes, the tax years that remain subject to examination include years 2011 to 2015, depending upon the jurisdiction in which the Company files tax returns. The Company and its subsidiaries have various income tax returns in the process of examination. The Company does not expect these examinations will result in unrecognized tax benefits.

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

The Company recognizes interest and penalties related to certain tax positions in income tax expense and monitors uncertain tax positions and recognizes tax benefits only when management believes the relevant tax positions would more likely than not be sustained upon  examination.

Self Insurance

The Company is self-insured in the U.S. for medical insurance benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred, but not reported (“IBNR”) claims. IBNR claims are estimated using historical lag information and other data provided by claims administrators.

Fair Value of Financial Instruments

In accordance with ASC 825, Financial Instruments, fair value is determined utilizing a hierarchy of valuation techniques.  The three levels of the fair value hierarchy are as follows:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs, other than quoted prices, that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The carrying value of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, debt and capital lease obligations, approximate their fair values at December 31, 2015 and 2014 based on short terms to maturity or current market prices and interest rates or observable inputs such as quoted prices in active markets.

Nonrecurring Fair Value Measurements

The purchase price of business acquisitions is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates, with any excess recorded as goodwill.  The Company utilizes Level 3 inputs in the determination of the initial fair value of assets and liabilities.  Non-financial assets such as goodwill, intangible assets, software development costs and property and equipment are subsequently measured at fair value when there is an indicator of impairment and recorded at fair value only when impairment is recognized.

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

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Net Loss Per Common Share

Basic and diluted net loss per share are computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. The following equity awards (see Note 6) have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive: 1.3 million,  1.6 million and 1.8 million stock options for the years ended December 31, 2015, 2014 and 2013, respectively; 0.7 million, 0.6 million and 0.5 million performance shares and restricted stock units for the years ended December 31, 2105, 2014 and 2013, respectively; and 72,000 and 41,000 deferred stock units for the years ended December 31, 2015 and 2014, respectively.

Cash Paid For Interest and Taxes During Year

The Company made payments for interest of approximately $1.0 million, $0.7 million and $0.7 million in the years ended December 31, 2015, 2014 and 2013, respectively, (see Notes 4 and 5). Income tax payments of approximately $1.4 million, $0.7 million and $0.5 million were made during each of the years ended December 31, 2015, 2014 and 2013, respectively (see Note 9).

Impact of Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), and in August 2015 the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year.  ASU 2014-09 outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 is applicable for fiscal years beginning after December 15, 2016, including interim periods therein, and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  Early adoption is not permitted.  The Company is currently evaluating the impact of the new guidance on the consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest  (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) which will require debt issuance costs related to a  recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by ASU 2015-03.  This guidance is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. The Company early adopted ASU 2015-03 during the quarter ended September 30, 2015 by recognizing debt issuance costs as a direct reduction of the related debt liability.

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

In August 2015, the FASB issued Accounting Standards Update No. 2015-15, “Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” or ASU 2015-15. ASU 2015-15 adds clarity from the SEC’s perspective on the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The Company’s adoption of ASU 2015-15 did not have a material impact on the unaudited consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet.  The updated standard is effective beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period.  Upon adoption, the Company does not expect a material impact on the consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases.  The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

3. Acquisitions

Acquisition of REV

On September 3, 2014, PFS acquired the outstanding capital stock of REV, which provides eCommerce website technical design, development and support services, enabling retailers, manufacturers and suppliers to optimize the customer experience across multiple channels.  REV maintains operations in the United States and India.  The initial consideration paid for the shares was $3.2 million.  The purchase agreement provides for future earn-out payments (“REV Earn-out Payments”) payable in 2015 and 2016 based on REV’s achievement of certain 2014 and 2015 financial targets (the “2014 REV Earn-out Payments” and “2015 REV Earn-out Payments”, respectively), in each case, subject to guaranteed minimum and maximum payment and possible offsets for indemnification and other claims arising under the purchase agreement.  During 2015, the Company paid $1.1 million and issued 27,407 shares of common stock of the Company (approximately $0.3 million in value as of payment date) in payment of the 2014 REV Earn-out Payments.  At PFS’ election, up to $0.2 million of the 2015 REV Earn-out Payments are payable in unregistered shares of common stock of the Company.  As of December 31, 2015, the Company has recognized a total current liability of $1.7 million applicable to the 2015 REV Earn-out Payments, which have a guaranteed minimum of $0.7 million and maximum of $1.8 million which is included in performance-based contingent payments in the consolidated balance sheets.

The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the assets acquired and liabilities assumed, including an allocation of purchase price, and the results of operations of REV, including the amortization of acquired intangible assets, have been included in the Company's consolidated financial statements since the date of acquisition, which for 2014 included $2.5 million of service fee revenue and $0.4 million of net income. The Company determined fair value using a combination of the discounted cash flow, market multiple and market capitalization valuation methods.

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

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Purchase price for REV is as follows (in thousands, except share data and stock price):

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

Definite lived intangible assets acquired in the REV acquisition consist of (in thousands):

		December 31, 2015		December 31, 2014		Estimated
	Fair Value	Accumulated	Net Carrying	Accumulated	Net Carrying	Useful Life
	at Acquisition	Amortization	Value	Amortization	Value	from Acquisition

Non-compete agreements	$94	$(51)	$43	$(15)	$79	1-3.5 years
Leasehold	45	(24)	21	(6)	39	2.5 years
Customer relationships	880	(417)	463	(49)	831	6 years
Total definite lived intangible assets	$1,019	$(492)	$527	$(70)	$949

Acquisition of LAL

On September 22, 2014, PFS acquired the outstanding capital stock of LAL, which provides digital agency services including strategy, branding, website design, visual design, copywriting, interactive development and support services primarily to manufacturers and retailers.  LAL operates in the United States. Consideration paid for the shares included an initial $4.0 million cash payment and 54,604 unregistered shares of Company stock (approximately $0.5 million in value as of acquisition date).  The purchase agreement provides for future earn out payments (“LAL Earn-out Payments”) payable in 2015 and 2016 based on LAL’s achievement of certain 2014 and 2015 financial targets (the “2014 LAL Earn-out Payments” and “2015 LAL Earn-out Payments,” respectively), in each case, subject to a maximum payment and possible offsets for indemnification and other claims arising under the purchase agreement.  During 2015, the Company paid $1.0 million in payment of the 2014 LAL Earn-out-Payments.  As of December 31, 2015, the Company has recognized a total current liability of $2.0 million applicable to the projected 2015 LAL Earn-out Payments, which approximates the maximum payment allowable and is included in performance-based contingent payments in the consolidated balance sheets. At PFS’ election, up to 25% of the 2015 LAL Earn-out Payments are payable in unregistered shares of common stock of the Company.

The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the assets acquired and liabilities assumed, including an allocation of purchase price, and the results of operations of LAL, including the amortization of acquired intangible assets, have been included in the Company's consolidated financial statements since the date of acquisition, which for 2014 included $3.1 million of service fee revenue and $0.5 million of net income. The Company determined fair value using a combination of the discounted cash flow, market multiple and market capitalization valuation methods.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table summarizes the estimated fair value of the tangible and intangible assets acquired and liabilities assumed (in thousands):

Cash	$30
Accounts receivable, net	1,299
Property and equipment	253
Identifiable intangibles	1,290
Other assets	28
Total assets acquired	2,900
Total liabilities assumed	1,617
Net assets acquired	1,283
Goodwill	5,610
Total purchase price	$6,893

Purchase price for LAL is as follows (in thousands, except share data and stock price):

Number of shares of common stock issued	54,604
Multiplied by PFSweb Inc.'s stock price	$9.96
Share consideration	$544
Aggregate cash payments	4,950
Performance-based contingent payments	1,399
Total purchase price	$6,893

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

Definite lived intangible assets acquired in the LAL acquisition consist of (in thousands):

		December 31, 2015		December 31, 2014		Estimated
	Fair Value	Accumulated	Net Carrying	Accumulated	Net Carrying	Useful Life
	at Acquisition	Amortization	Value	Amortization	Value	from Acquisition

Non-compete agreements	$150	$(54)	$96	$(11)	$139	3.5 years
Trade name	150	(83)	67	(16)	134	2.25 years
Customer relationships	990	(426)	564	(42)	948	6 years
Total definite lived intangible assets	$1,290	$(563)	$727	$(69)	$1,221

Acquisition of Moda

On June 11, 2015, PFSweb, Inc. acquired the outstanding capital stock of Moda, an eCommerce system integrator and consultancy that provides unique digital experiences for fashion brands and retailers.  Moda maintains primary operations in London.  Consideration paid for the shares included an initial £650,000 (approximately $1.0 million) cash payment and 16,116 unregistered shares of Company stock (approximately $0.2 million in value as of the acquisition date).  The purchase agreement provides for future earn-out payments (“Moda Earn-out Payments”) payable in 2016 and 2017 based on Moda’s achievement of certain 2015 and 2016 financial targets, with no guaranteed minimum and an aggregate maximum each year of £500,000 (approximately $0.8 million), in each case, subject to possible offsets for indemnification and other claims arising under the purchase agreement.  As of December 31, 2015, the Company has recognized a total liability of $0.3 million applicable to the projected Moda Earn-out Payments which is

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

included in performance-based contingent payments and other liabilities in the consolidated balance sheet.  At the Company’s election, up to 25% of each of the 2015 and 2016 Moda Earn-out Payments are payable in restricted shares of common stock of the Company.

The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the assets acquired and liabilities assumed, including an allocation of purchase price, and the results of operations of Moda have been included in the Company's consolidated financial statements since the date of acquisition. The Company determined fair value using a combination of the discounted cash flow, market multiple and market capitalization valuation methods.

The following table summarizes the preliminary estimated fair value of the tangible and intangible assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$126
Accounts receivable	335
Property and equipment	27
Identifiable intangibles	340
Other assets	23
Total assets acquired	851
Total liabilities assumed	658
Net assets acquired	193
Goodwill	1,287
Total purchase price	$1,480

Purchase price for Moda is as follows (in thousands, except share data and stock price):

Number of shares of common stock issued	16,116
Multiplied by PFSweb, Inc.'s stock price	$14.60
Share consideration	$235
Aggregate cash payments	1,005
Performance-based contingent payments (based on estimated fair value at acquisition date)	240
Total purchase price	$1,480

The excess of the purchase price over the fair value of the net identifiable assets acquired and liabilities assumed was allocated to goodwill. Total goodwill of $1.3 million, none of which is deductible for tax purposes, is not being amortized but is subject to an annual impairment test using a fair-value-based approach.

The Company is amortizing the identifiable intangible assets acquired using a pattern in which the economic benefit of the assets are expected to be realized by the Company over their estimated remaining useful lives. There are no residual values for any of the intangible assets subject to amortization acquired during the Moda acquisition.

Definite lived intangible assets acquired in the Moda acquisition consist of (in thousands):

		December 31, 2015		Estimated
	Fair Value	Accumulated	Net Carrying	Useful Life
	at Acquisition	Amortization	Value	from Acquisition

Customer relationships	$309	$(141)	$168	1.6 years
Non-compete agreements	31	(12)	19	2.5 years
Total definite lived intangible assets	$340	$(153)	$187

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Acquisition of CrossView

On August 5, 2015, PFSweb, Inc. acquired substantially all of the assets, and assumed substantially all of the liabilities, in each case, other than certain specified assets and liabilities, of CrossView, Inc., (“CrossView”) an ecommerce systems integrator and provider of a wide range of ecommerce services in the U.S. and Canada.

Consideration paid by the Company included an initial cash payment of $30.7 million and 553,223 unregistered shares of Company common stock (approximately $6.3 million in value as of the acquisition date).  The initial cash payment is subject to adjustment based upon a post-closing balance sheet reconciliation.  In addition, the purchase agreement provides for future earn-out payments (“CrossView Earn-out Payments”) payable in 2016, 2017 and 2018 based on the achievement of certain 2015, 2016 and 2017 financial targets.  The CrossView Earn-out Payments have no guaranteed minimum and an aggregate maximum of $18.0 million and are subject to possible offsets for indemnification and other claims.  As of December 31, 2015, the Company has recognized a total liability of $10.2 million applicable to the projected CrossView Earn-out Payments, which is included in performance-based contingent payments and other liabilities in the consolidated balance sheet.  The Company will pay 20% of the 2015 earn-out and 15% of both the 2016 and 2017 earn-outs in restricted shares of Company common stock, based on its then current market value at the time of issuance. As of December 31, 2015 the Company has recognized a receivable of $1.4 million applicable to the post-closing balance sheet reconciliation adjustment.

The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the assets acquired and liabilities assumed, including an allocation of purchase price, and the results of operations of CrossView, including the amortization of acquired intangible assets, have been included in the Company's consolidated financial statements since the date of acquisition, which for 2015 included $13.8 million of service fee revenue and $0.6 million of net income. The Company determined fair value using a combination of the discounted cash flow, market multiple and market capitalization valuation methods.

The following table summarizes the preliminary estimated fair value of the tangible and intangible assets acquired and liabilities assumed (in thousands):

Accounts receivable	$7,595
Property and equipment	441
Other assets	149
Identifiable intangibles	9,050
Total assets acquired	17,235
Total liabilities assumed	2,556
Net assets acquired	14,679
Goodwill	30,176
Total purchase price	$44,855

Purchase price for CrossView is as follows (in thousands, except share data and stock price):

Number of shares of common stock issued	553,223
Multiplied by PFSweb, Inc.'s stock price	$11.40
Share consideration	$6,307
Aggregate cash payments	30,740
Performance-based contingent payments (based on estimated fair value at acquisition date)	9,195
Estimated post-closing balance sheet reconciliation adjustment	(1,387)
Total purchase price	$44,855

The excess of the purchase price over the fair value of the net identifiable assets acquired and liabilities assumed was allocated to goodwill. Total goodwill of $30.2 million, which, given the structure of the acquisition, is expected to be deductible for tax purposes over 15 years.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Estimated definite lived assets acquired in the CrossView acquisition consist of (in thousands):

		December 31, 2015		Estimated
	Fair Value	Accumulated	Net Carrying	Useful Life
	at Acquisition	Amortization	Value	from Acquisition

Trade names	$1,100	$(183)	$917	2.5 years
Non-compete agreements	300	(42)	258	3 years
Customer relationships	6,800	(1,394)	5,406	9 years
Developed technology	850	(140)	710	2.5-3 years
Total definite lived intangible assets	$9,050	$(1,759)	$7,291

Performance-Based Contingent Payments

The following table presents the change in the acquisition related performance-based contingent payments for the periods presented:

Year Ended December 31,	2015	2014

As of January 1,	$5,392	$—
Fair value at the time of acquisition - REV	—	2,782
Fair value at the time of acquisition - LAL	—	2,399
Fair value at the time of acquisition - Moda	240	—
Fair value at the time of acquisition - CrossView	9,195	—
Change in balance due - REV	216	107
Change in balance due - LAL	417	104
Change in balance due - Moda	16	—
Change in balance due - CrossView	1,024	—
Payment of 2014 earn-out in common stock and cash - REV	(1,393)	—
Payment of 2014 earn-out in common stock and cash - LAL	(950)	—
As of December 31,	$14,157	$5,392

Definite Lived Intangible Asset Amortization

The Company recognized $3.0 million and 0.1 million of amortization expense, applicable to the above acquisitions’ definite lived intangible assets in selling, general and administrative expenses in 2015 and 2014, respectively. The estimated amortization expense for each of the next five years is as follows (in thousands):

2016	$3,378
2017	2,402
2018	1,132
2019	713
2020	502

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Pro Forma Information (unaudited)

The following table presents selected pro forma information, for comparative purposes, assuming the acquisitions of REV and LAL had occurred on January 1, 2013 and CrossView had occurred on January 1, 2014 (unaudited) (in thousands, except per share amounts):

	Year Ended
	December 31,
	2015	2014	2013
Total revenues	$309,791	$293,534	$254,691
Net loss	(5,426)	(8,163)	(5,284)
Basic and diluted net loss per share	(0.31)	(0.47)	(0.35)

The unaudited pro forma total revenues and pro forma net loss are not necessarily indicative of the consolidated results of operations for future periods or the results of operations that would have been realized had the Company consolidated REV, LAL and CrossView during the periods noted.  Unaudited pro forma results of operations assuming the Moda acquisition had taken place at the beginning of each period are not provided because the historical operating results of Moda were not significant and pro forma results would not be significantly different from reported results for the periods presented.

Acquisition Related Expenses

The acquisitions are expected to enhance the overall product and service offering of the Company to its existing clients and customers as well as support anticipated growth opportunities.  The Company recorded $5.2 million and $1.7 million of acquisition-related costs during the years ended December 31, 2015 and 2014, respectively, which are included in selling, general and administrative expenses in the consolidated statements of operations.

4. Vendor Financing

Supplies Distributors has a short-term credit facility with IBM Credit LLC (“IBM Credit”) to finance its distribution of Ricoh products in the United States, providing financing for eligible Ricoh inventory and certain receivables up to $13.0 million. The agreement has no stated maturity date and provides either party the ability to exit the facility following a 90-day notice. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility, which were $8.2 million and $8.4 million as of December 31, 2015 and 2014, respectively, as accounts payable in the consolidated balance sheets.  As of December 31, 2015, Supplies Distributors had $1.6 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends.  The credit facility also contains financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and is secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $2.5 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (3.75% as of both December 31, 2015 and 2014). The facility also includes a monthly service fee. As of and for the years ended December 31, 2015 and 2014, the Company was in compliance with all financial covenants.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

5. Debt and Capital Lease Obligations

Outstanding debt and capital lease obligations consist of the following (in thousands):

	December 31,
	2015	2014
U.S. Credit Agreement
Revolver	$19,283	$—
Term Loan	10,000	—
Debt Issuance Costs	(671)	—
Master lease agreements	6,644	5,589
Loan and security agreements
Supplies Distributors	—	3,267
PFS	—	1,890
Other	135	166
Total	35,391	10,912
Less current portion of long-term debt	3,153	6,850
Long-term debt, less current portion	$32,238	$4,062

U.S. Credit Agreement

In August 2015, PFSweb, Inc. and its U.S. subsidiaries entered into a credit agreement (“Credit Agreement”) with Regions Bank, as agent for itself and one or more future lenders (the “Lenders”). The Credit Agreement replaced the Company’s previously existing credit facilities with Wells Fargo Bank, National Association (“Wells Fargo”) and Comerica Bank (“Comerica”).  During 2015, as contemplated by the Credit Agreement, the Credit Agreement was expanded to also include Bank of America N.A. and HSBC Bank USA, National Association.  Under the Credit Agreement, and subject to the terms set forth therein, the Lenders have agreed to provide PFS with a revolving loan facility for up to $32.5 million and a term loan facility for up to $30 million through August 5, 2020.  Subject to the terms of the Credit Agreement, PFS has the ability to increase the total loan facilities to $75 million.  Availability under the revolving loan facility may not exceed a borrowing base of eligible accounts receivable (as defined).  As of December 31, 2015, the Company had $13.2 million and $20.0 million of available credit under the revolving loan facility and term loan facility, respectfully.  Advances under the revolving loan potion of the Credit Agreement are due and payable on August 5, 2020.  Term loan advances amortize during the five year term of the Credit Agreement based upon scheduled percentage payments with the then remaining outstanding balance (potentially up to 65% of the amount borrowed) due on August 5, 2020.  Borrowings under the Credit Agreement accrue interest at a variable rate based on prime rate or Libor, plus an applicable margin.  As of December 31, 2015, the interest rate was 4.75% on $1.3 million of outstanding borrowings, 2.63% on $8.0 million of outstanding borrowings and 2.56% on $10.0 million of outstanding borrowings on the revolving loan facility.  As of December 31, 2015, the interest rate on the term loan facility was 2.56%.  In connection with the Credit Agreement, the Company paid $0.6 million of fees, which are being amortized through the life of the Credit Agreement and are reflected as a net reduction in debt. The Credit Agreement is secured by a lien on substantially all of the assets of Company and its U.S. subsidiaries and a pledge of 65% of the shares of certain of the Company’s foreign subsidiaries.  The Credit Agreement contains cross default provisions, various restrictions upon the Company’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum consolidated fixed charge ratio and a maximum consolidated leverage ratio.

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

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Loan and Security Agreement – PFSweb

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

Debt Covenants

To the extent the Company or any of its subsidiaries fail to comply with its covenants applicable to its debt or vendor financing obligations, including the periodic financial covenant requirements, such as profitability and cash flow, and required level of shareholders’ equity or net worth (as defined), the Company would be required to obtain a waiver from the lender or the lender would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral and enforcement of payment under the Company parent guarantee. Any acceleration of the repayment of the credit facilities may have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. At December 31, 2015 and 2014, the Company had restricted net assets of approximately $71.8 million and $23.2 million, respectively. As of and for the year ended December 31, 2015, the Company was in compliance with all debt covenants.

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

Debt and Capital Lease Maturities

The Company’s aggregate maturities of debt subsequent to December 31, 2015 are as follows, excluding $0.7 million in debt issuance costs that reduce the carrying amount of the debt (in thousands):

Year ended December 31,
2016	$788
2017	1,099
2018	1,165
2019	1,000
2020	26,283
Total	$30,335

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following is a schedule of the Company’s future minimum lease payments under the capital leases, together with the present value of the net minimum lease payments as of December 31, 2015 (in thousands):

Year ended December 31,
2016	$2,741
2017	2,170
2018	1,059
2019	78
2020	58
Total minimum lease payments	$6,106
Less amount representing interest at rates ranging from 4.75% to 6.68%	(379)
Present value of net minimum lease payments	5,727
Less: Current portion	(2,511)
Long-term capital lease obligations	$3,216

6. Stock and Stock Options

In May 2013, the Company completed a private placement pursuant to which the Company sold an aggregate of 3.2 million shares of common stock, par value $0.001 per share, at $4.57 per share, resulting in net proceeds, after deducting offering expense, of approximately $14.1 million.

Preferred Stock Purchase Rights

On June 8, 2000, the Company’s Board of Directors declared a dividend distribution of one preferred stock purchase right (a “Right”) for each share of the Company’s common stock outstanding on July 6, 2000 and each share of common stock issued thereafter. Each Right entitles the registered shareholders to purchase from the Company one one-thousandth of a share of preferred stock at an exercise price of $65, subject to adjustment. The Rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 20 percent or more of the Company’s outstanding shares of common stock. The Rights expire 30 days after the Company’s 2018 Annual Meeting unless continuation of the Rights Agreement is approved by the stockholders of the Company at the 2018 Annual Meeting.

Stock Compensation Plans

The Company has an Employee Stock and Incentive Plan (the “Employee Plan”) and a Non-Employee Director Stock Option and Retainer Plan (the “Director Plan”), each as amended and restated (collectively, the “Plans”) under which an aggregate of 4,942,341 shares of common stock have been authorized for issuance. The Plans provide for the granting of incentive awards to directors, executive management, key employees, and outside consultants of the Company in a variety of forms such as the award of an option, stock appreciation right, restricted stock award, restricted stock unit, deferred stock unit, among other stock-based awards.  The Company uses newly issued shares of common stock to satisfy awards under the Plans.  The Company ceased issuing awards under the Director Plan in 2013.

Total stock-based compensation expense was $4.6 million, $3.1 million and $2.6 million for the years ended December 31, 2015, 2014 and 2013, respectively, and was included as a component of selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2015, there was $4.7 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plans, which is expected to be recognized over a remaining weighted average period of approximately 1.5 years.  This expected cost does not include the impact of any future stock-based compensation awards.

As of December 31, 2015, there were 363,185 shares available for future grants under the Plans.  Each stock option or stock appreciation right award granted reduces the total shares available for grant by one share, while each award granted other than in the form of a stock option or stock appreciation right reduces the shares available for grant by 1.22 shares.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Stock Options

The rights to purchase shares under employee stock option agreements issued under the Plans typically vest over a three-year period, one-twelfth each quarter. Stock options must be exercised within 10 years from the date of grant. Stock options are generally issued such that the exercise price is equal to the market value of the Company’s common stock at the date of grant.

The following tables summarize stock option activity under the Plans:

				Weighted
				Average
			Weighted	Remaining	Aggregate
			Average	Contractual	Intrinsic
			Exercise	Life (in	Value (in
	Shares	Price Per Share	Price	years)	millions)
Outstanding, December 31, 2014	1,602,858	$1.01 - $12.08	$5.36
Granted	258,500	$11.44 - $15.36	$13.31
Exercised	(382,893)	$1.46 - $13.61	$3.87
Canceled	(140,691)	$4.01 - $14.43	$11.36
Outstanding, December 31, 2015	1,337,774	$1.01 - $15.36	$6.69
Exercisable, December 31, 2015	983,982	$1.01 - $14.43	$5.13	5.6	$7.6
Exercisable and expected to vest, December 31, 2015	1,275,048	$1.01 - $15.36	$6.49	6.3	$8.3

The weighted average fair value per share of options granted during the years ended December 31, 2015, 2014 and 2013 was $7.91, $6.22 and $3.72, respectively. The total intrinsic value of options exercised under the Stock Option Plans was $3.4 million, $1.8 million and $1.5 million during the years ended December 31, 2015, 2014 and 2013, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants of options under the Plans:

	Year Ended
	December 31,
	2015	2014
Expected dividend yield	—	—
Expected stock price volatility	63% - 68%	73% - 80%
Weighted average stock price volatility	65%	79%
Risk-free interest rate	1.5% - 1.8%	1.3% - 2.0%
Expected life of options (years)	6	6

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

Performance Shares

On May 22, 2013, pursuant to the Employee Plan, the Company issued Performance-Based Share Awards (“Performance Shares”, as defined in the Employee Plan) to the Company’s executive officers and certain senior management. Under the terms of such awards, the determination of the number of Performance Shares that each such individual may receive was subject to, and

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

calculated by reference to, the achievement by the Company of a goal measured by a range of targeted financial performance, as defined. Based on the Company’s 2013 results, the Company issued an aggregate of approximately 598,000 Performance Shares for 2013. The Performance Shares are subject to four year vesting based upon continued employment and the comparative market performance (on an annual and cumulative basis) of the Company’s common stock on NASDAQ compared to the Russell Micro Cap Index.  As of December 31, 2015, approximately 131,000 of the 2013 Performance Shares remain unvested.  The actual number of shares issued on each annual vesting date could range from zero to 100%, depending on satisfaction of the vesting conditions.

In March 2014, the Company issued Performance-Based Share Awards to the Company’s executive officers and certain senior management under which the number of performance shares to be issued was subject to, and calculated by reference to, the achievement by the Company of a performance goal measured by a range of targeted financial performance, as defined, for 2014. Based on the Company’s 2014 financial performance, no performance shares were issued under the 2014 Performance Based Share Awards.

On March 23, 2015, pursuant to the Employee Plan, the Company issued approximately 12,000 Other Stock-Based Awards and approximately 38,000 Restricted Stock Unit Awards (as defined in the Employee Plan) to certain of the Company’s executive officers and senior management. The Restricted Stock Unit Awards are subject to three year vesting based on continued employment and as of December 31, 2015 approximately 25,000 remain unvested. The Company also issued additional Restricted Stock Units and Performance-Based Share Awards (as defined in the Employee Plan) to the Company’s executives and senior management.  Under the terms of these additional 2015 awards, the number of restricted stock units and performance shares that each such individual may receive is subject to, and calculated by reference to, the achievement by the Company of a performance goal measured by a range of targeted financial performance, as defined, for 2015, as well as, for certain of the restricted stock units, individual performance goals, as defined.  Based on the Company’s 2015 financial results, the aggregate maximum number of restricted stock units is 86,500 and the aggregate maximum number of performance shares is approximately 280,000, which performance shares are subject to annual vesting based upon continued employment and either the achievement of a defined annual financial target, or for certain of the performance shares, the comparative performance (on an annual and cumulative basis) of the Company’s common stock on NASDAQ compared to the Russell Micro Cap Index.

The compensation cost for the market condition portion of the Performance Shares was estimated based on a grant date valuation using a Monte-Carlo simulation.  The 2015 Performance Shares resulted in a range of estimated fair values of $6.74 - $12.87 for the annual performance market condition and $8.77 - $12.87 for the cumulative performance market condition. The estimated fair values used for the 2015 Performance Shares were computed assuming a risk-free interest rate of 1.3% and an expected volatility of 32.2%.  The 2013 Performance Shares resulted in a range of estimated fair values of $5.29 - $9.07 for the annual performance market condition and $7.34 - $9.07 for the cumulative performance market condition. The estimated fair values used for the 2013 Performance Shares were computed assuming a risk-free interest rate of 0.8% and an expected volatility of 52.6%.

As of December 31, 2015, the aggregate intrinsic value of the vested and unvested Performance Shares for 2015 was $2.0 million and $2.7 million, respectively, and the aggregate intrinsic value of the vested and unvested Performance shares for 2013 was $1.7 million and $1.7 million, respectively.

Stock Units

Each non-employee Director of the Company’s Board of Directors (the “Board”) receives a quarterly retainer (the “Retainer”) of $25,000, payable on or about the first day of each quarter, through the issuance of an equity based award (an “Award”) under the Employee Plan in the form of a Deferred Stock Unit (a “DSU”). The number of DSUs is determined by dividing the Retainer by the immediately preceding closing price of the Common Stock. Each DSU represents the right to receive an equal number of shares of Common Stock upon the retirement, resignation or termination of service from the Board. As of December 31, 2015 and 2014, the Company has issued approximately 72,000 and 41,000 DSU Awards, respectively.

7. Distributor Agreements

Supplies Distributors, PFSweb and Ricoh have entered into distributor agreements under which Supplies Distributors acts as a distributor of various products, primarily Ricoh products, and PFSweb provides transaction management and fulfillment services to Supplies Distributors. The distributor agreements are subject to periodic renewals, the next of which is in December 2016. Under the distributor agreements, Ricoh sells product to Supplies Distributors and reimburses Supplies Distributors for certain freight costs, direct costs incurred in passing on any price decreases offered by Ricoh to Supplies Distributors or its customers to cover price protection and certain special bids, the cost of products provided to replace defective product returned by customers and other certain

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

expenses as defined. Supplies Distributors can return to Ricoh product rendered obsolete by Ricoh engineering changes after customer demand ends. Ricoh determines when a product is obsolete. Ricoh and Supplies Distributors also have agreements under which Ricoh reimburses or collects from Supplies Distributors amounts calculated in certain inventory cost adjustments.  Supplies Distributors passes through to customers marketing programs specified by Ricoh and administers such programs according to Ricoh guidelines.

8. Supplies Distributors

Pursuant to a credit agreement, Supplies Distributors is restricted from making any distributions to PFSweb if, after giving affect thereto, Supplies Distributors’ would be in noncompliance with its financial covenants. Supplies Distributors has received lender approval to pay approximately $0.9 million of dividends in 2016. Supplies Distributors paid dividends to PFSweb of $0.9 million, $1.8 million and $1.5 million in 2015, 2014 and 2013, respectively.

9. Income Taxes

The consolidated income (loss) from continuing operations before income taxes, by domestic and foreign entities, is as follows (in thousands):

	Year Ended
	December 31,
	2015	2014	2013
Domestic	$(9,010)	$(5,947)	$(6,043)
Foreign	2,646	1,268	691
Total	$(6,364)	$(4,679)	$(5,352)

A reconciliation of the difference between the expected income tax expense (benefit) from continuing operations at the U.S. federal statutory corporate tax rate of 34%, and the Company’s effective tax rate is as follows (in thousands):

	Year Ended
	December 31,
	2015	2014	2013
Income tax benefit computed at statutory rate	$(2,164)	$(1,591)	$(1,820)
Foreign dividends received	193	243	45
Items not deductible for tax purposes	467	244	41
Change in valuation allowance	1,940	911	1,654
Change in valuation reserve related to business combination adjustments	—	(979)	—
State taxes	477	438	367
Foreign exchange rate difference	258	155	104
Net operating loss adjustments	167	634	(220)
Prior year return-to-provision true-up	(21)	(131)	567
Other	180	23	(199)
Provision for income taxes	$1,497	$(53)	$539

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Current and deferred income tax expense (benefit) is summarized as follows (in thousands):

	Year Ended
	December 31,
	2015	2014	2013
Current
Domestic	$27	$-	$-
State	479	460	406
Foreign	933	328	104
Total Current	1,439	788	510
Deferred
Domestic	—	(979)	—
State	3	48	(107)
Foreign	55	90	136
Total Deferred	58	(841)	29
Provision for income taxes	$1,497	$(53)	$539

The components of the deferred tax asset (liability) are as follows (in thousands):

	Year Ended
	December 31,
	2015	2014
Deferred tax assets:
Allowance for doubtful accounts	$687	$643
Inventory reserve	239	255
Property and equipment	—	46
Accrued expenses	2,167	1,419
Net operating loss carryforwards	20,896	21,588
Other	5,067	3,400
	29,056	27,351
Less - Valuation allowance	28,440	26,500
Total deferred tax asset	616	851
Deferred tax liabilities:
Property and equipment	(224)	—
Other	—	(303)
Total deferred tax liabilities	(224)	(303)
Deferred tax assets, net	$392	$548

Management believes that PFSweb has not established a sufficient history of earnings, on a stand-alone basis, to support the more likely than not realization of certain deferred tax assets in excess of existing taxable temporary differences. A valuation allowance has been provided for the majority of these net deferred income tax assets as of December 31, 2015 and 2014. The remaining net deferred tax assets at both December 31, 2015 and 2014 primarily relate to the Company’s European operations and certain state tax benefits and are included in prepaid expenses and other current assets on the consolidated balance sheets. At December 31, 2015, net operating loss (“NOL”) carryforwards relate to taxable losses of PFSweb’s Canadian subsidiary totaling approximately $3.2 million and PFSweb’s U.S. subsidiaries totaling approximately $60.0 million that expire at various dates from 2019 through 2035. The U.S. NOL carryforward includes approximately $5.6 million relating to tax benefits of stock option exercises and, if utilized, will be recorded against additional paid-in capital upon utilization rather than as an adjustment to income tax expense from continuing operations. The U.S. NOL also includes approximately $19.3 million of NOL acquired before February 2006, which is subject to annual limits of $1.2 million, $16.0 million of NOL created before February 2006 subject to annual limits of $1.4 million, and $0.2 million acquired September 2014 subject to annual limits of $0.1 million under IRS Section 382.

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

10. Commitments and Contingencies

The Company leases facilities, warehouse and office space and transportation and other equipment under operating leases expiring in various years through 2024. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced by other similar leases. The Company’s facility leases generally contain one or more renewal options.

Minimum future annual rental payments under non-cancelable operating leases having original terms in excess of one year are as follows (in thousands):

Operating
Lease
Payments
Year ended December 31,
2016	$7,806
2017	6,816
2018	5,491
2019	5,024
2020	5,097
Thereafter	13,821
Total	$44,055

Total rental expense under operating leases approximated $8.2 million, $7.2 million and $6.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company received municipal tax abatements in certain locations. In prior years, the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to the Company’s tax abatement. The Company disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against the Company and the timing of the related payments has not been finalized. As of December 31, 2015, the Company believes it has adequately accrued for the expected assessment.

In April 2010, a sales employee of eCOST.com, Inc. (“eCOST”, the former name of Retail Connect) was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $620,000 held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. In August 2012, the employee pleaded guilty to a misdemeanor. Neither the Company nor eCOST have been charged with any criminal activity. During 2015, the matter was settled and $235,000 of the subject funds were released to the Company.  The Company recorded a $385,000 expense, included as a component of selling, general and administrative expenses in the consolidated statements of operations, to properly reflect the settlement.

In connection with a client project, the Company has provided a $1.3 million performance bond which may be drawn upon in the event of a default by the Company of its obligations under the project, or, in the absence of a default, upon successful completion of the project, the bond will be returned.

The Company is subject to claims in the ordinary course of business, including claims of alleged infringement by the Company or its subsidiaries of the patents, trademarks and other intellectual property rights of third parties. PFS is generally required to indemnify its service fee clients against any third party claims asserted against such clients alleging infringement by PFS of the patents, trademarks and other intellectual property rights of third parties. In the opinion of management, any liabilities resulting from these claims, would not have a material adverse effect on the Company’s financial position or results of operations.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

11. Segment and Geographic Information

The Company is currently organized into two primary operating segments, which generally align with the corporate organization structure. In the first segment, PFSweb is a global provider of various infrastructure, technology and digital agency solutions and operates as a service fee business. In the second operating segment, (“Business and Retail Connect”), subsidiaries of the Company purchase inventory from clients and resell the inventory to client customers. In this segment, the Company generally recognizes product revenue. Goodwill acquired through acquisitions is recognized as part of the PFSweb segment.

	Year Ended
	December 31,
	2015	2014	2013
Revenues (in thousands):
PFSweb	$228,504	$171,508	$152,338
Business and Retail Connect	76,142	91,234	100,960
Eliminations	(16,377)	(15,694)	(11,695)
	$288,269	$247,048	$241,603
Income (loss) from operations (in thousands):
PFSweb	$(6,338)	$(5,951)	$(5,859)
Business and Retail Connect	1,731	2,085	1,186
	$(4,607)	$(3,866)	$(4,673)
Depreciation and amortization (in thousands):
PFSweb	$14,763	$11,620	$10,051
Business and Retail Connect	68	55	159
	$14,831	$11,675	$10,210
Capital expenditures (in thousands):
PFSweb	$4,489	$5,445	$7,876
Business and Retail Connect	—	—	95
	$4,489	$5,445	$7,971

	December 31,
	2015	2014
Assets (in thousands):
PFSweb	$151,064	$104,372
Business and Retail Connect	50,682	47,682
Eliminations	(10,456)	(11,308)
	$191,290	$140,746

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Geographic areas in which the Company operates include the United States, Europe (primarily Belgium), Canada and India. Substantially all of the services performed in India support client arrangements in the United States, where the resulting revenue is reported.  The following is geographic information by area. Revenues are attributed based on the Company’s domicile.

	Year Ended
	December 31,
	2015	2014	2013
Revenues (in thousands):
United States	$243,745	$197,709	$192,522
Europe	42,438	43,291	44,770
Canada	6,306	7,222	5,988
India	3,311	641	—
Inter-segment Eliminations	(7,531)	(1,815)	(1,677)
	$288,269	$247,048	$241,603

	December 31,
	2015	2014
Other long-lived assets (in thousands):
United States	$69,579	$35,069
Europe	3,467	2,825
Canada	198	350
India	1,662	1,452
	$74,906	$39,696

12. Employee Savings Plan

The Company has a defined contribution employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all full-time and part-time U.S. employees are eligible to participate in the plan. The Company, at its discretion, may match employee contributions to the plan and also make an additional matching contribution in the form of profit sharing in recognition of the Company’s performance. The Company contributed approximately $0.3 million during each of the years ended December 31, 2015, 2014 and 2013, to match an approved percentage of employee contributions.

13. Quarterly Data – Seasonality (Unaudited)

The seasonality of the Company’s business is dependent upon the seasonality of its clients’ business and their sale of products. Management believes that with the Company’s current client mix and their clients’ business volumes, the Company’s service fee revenue business activity is generally expected to be at its highest in the quarter ended December 31 subject to transactional volumes of its clients. Supplies Distributors’ product revenue business activity is also expected to be at its highest in the quarter ended December 31. The Company’s fourth quarter accounted for 31.2% and 31.8% of its net revenues for the years ended December 31, 2015 and 2014, respectively.  Each of the three months ended December 31, 2015 and 2014 reflect the impact of a full quarter of activity related to new acquisitions, Moda and CrossView in 2015 and REV and LAL in 2014.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Unaudited quarterly results of operations for the years ended December 31, 2015 and 2014 were as follows (amounts in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
Year Ended 2015
Total revenues	$63,846	$63,176	$71,183	$90,064
Income (loss) from operations	(1,115)	(1,499)	(2,726)	733
Net loss	(1,693)	(1,900)	(3,670)	(598)
Basic loss per common share	$(0.10)	$(0.11)	$(0.21)	$(0.03)
Diluted loss per common share	$(0.10)	$(0.11)	$(0.21)	$(0.03)

	Quarter Ended
	March 31	June 30	September 30	December 31
Year Ended 2014
Total revenues	$57,229	$54,043	$57,095	$78,681
Income (loss) from operations	(1,438)	(2,180)	(2,417)	2,169
Net income (loss)	(1,810)	(2,395)	(2,525)	2,104
Basic income (loss) per common share	$(0.11)	$(0.14)	$(0.15)	$0.12
Diluted income (loss) per common share	$(0.11)	$(0.14)	$(0.15)	$0.12

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). As of December 31, 2015, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the period that ended on December 31, 2015, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015. This evaluation was based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

During 2015, the Company completed acquisitions of Moda Superbe Limited ( “Moda”) and CrossView, Inc. (“CrossView”). Management has acknowledged that it is responsible for establishing and maintaining a system of internal controls over financial reporting for these subsidiaries. We are in the process of integrating these subsidiaries, and we therefore excluded these subsidiaries from our December 31, 2015 assessment of the effectiveness of internal control over financial reporting. Moda is a consolidated subsidiary whose financial statements reflect total assets of $2.0 million and total revenues of $1.2 million, which represent 1.0% and 0.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.   CrossView is a consolidated subsidiary whose financial statements reflect total assets of $50.0 million and total revenues of $13.8 million, which represent 26.1% and 4.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.  The impact of these transactions has not materially affected and is not expected to materially affect our internal control over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. We believe, however, that we will be able to maintain sufficient controls over the substantive results of our financial reporting throughout this integration process.

Based on our evaluation under the framework in Internal Control—Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was effective as of December 31, 2015.

BDO LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

PFSweb, Inc.

505 Millennium Dr.

Allen, TX 75013

We have audited PFSweb, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CrossView, Inc. (“CrossView”), which was acquired on August 5, 2015, and which is included in the consolidated balance sheet of PFSweb, Inc. as of December 31, 2015, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year then ended. CrossView constituted 26.1% and 13.5% of total assets and net assets, respectively, as of December 31, 2015, and 4.8% and 7.1% of revenues and net loss, respectively, for the year then ended. As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Moda Superbe Limited (“Moda”), which was acquired on June 11, 2015, and which is included in the consolidated balance sheet of PFSweb, Inc. as of December 31, 2015, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year then ended. Moda constituted 1.0% and 3.0% of total assets and net assets, respectively, as of December 31, 2015, and 0.4% and 2.2% of revenues and net loss, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of CrossView and Moda because of the timing of the acquisitions which were completed on August 5, 2015 and June 11, 2015, respectively. Our audit of internal control over financial reporting of PFSweb, Inc. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of CrossView and Moda.

In our opinion, PFSweb, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PFSweb Inc. and Subsidiaries as of December 31, 2015, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year ended December 31, 2015 and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Dallas, TX

March 15, 2016

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

Reference is made to the information to be set forth in the section entitled “Board of Directors” and “Committees of the Board” in the definitive proxy statement in connection with our Annual Meeting of Shareholders (the “Proxy Statement”), which section is incorporated herein by reference. Our Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the last day of our fiscal year ended December 31, 2015.

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

The following table summarizes information with respect to equity compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2015:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan category (1)
Equity compensation plans approved by shareholders	2,081,675	$6.69	363,185
Equity compensation plans not approved by shareholders	—		—

(1)	See Note 6 to the Consolidated Financial Statements for more detailed information regarding the Company’s equity compensation plans.
(2)	Excludes 127,000 restricted stock units, 545,000 Performance Shares and 72,000 deferred stock units.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

PFSweb, Inc. and Subsidiaries

Reports of Independent Registered Public Accounting Firm

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

2.	Exhibits

Exhibit Number	Description of Exhibits
3.1 (1)	Amended and Restated Certificate of Incorporation of PFSweb, Inc.
3.1.1 (12)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.
3.1.2 (20)	Certificate of Amendment to Certificate of Incorporation of PFSweb, Inc.
3.1.3 (23)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.
3.1.4 (33)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.
3.2 (1)	Amended and Restated Bylaws
3.2.1 (15)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.
3.2.2 (26)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.
3.2.3 (33)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.
4.1 (18)	Rights Agreement, dated as of June 8, 2000, between the Company and ChaseMellon Shareholder Services, LLC
4.1 (19)	Amendment No. 1 to Rights Agreement, dated as of May 30, 2008 between the Company and Mellon Investor Services LLC, as successor to ChaseMellon Shareholder Services, L.L.C., as rights agent.
4.1 (25)	Amendment No. 2 to Rights Agreement, dated as of May 24, 2010 between the Company and Mellon Investor Services LLC, as successor to ChaseMellon Shareholder Services, L.L.C., as rights agent.
4.1 (26)	Amendment No. 3 to Rights Agreement, dated as of July 2, 2010 between the Company and Mellon Investor Services LLC, as successor to ChaseMellon Shareholder Services, L.L.C., as rights agent.
4.1 (29)

Amendment No. 4 to Rights Agreement, dated as of May 15, 2013 between the Company and Computershare Shareowner Services LLC (formerly known as Mellon Investor Services LLC,) as successor to ChaseMellon Shareholder Services, L.L.C., as rights agent.

4.1 (39)

Amendment No. 5 to Rights Agreement, dated as of June 18, 2015 between the Company and Computershare, Inc., successor to Computershare Shareowner Services LLC (formerly known as Mellon Investor Services LLC,) as successor to ChaseMellon Shareholder Services, L.L.C., as rights agent.

Exhibit Number	Description of Exhibits
4.1 (40)

Amendment No. 6 to Rights Agreement, dated as of July 30, 2015 between the Company and Computershare, Inc., Computershare Shareowner Services LLC (formerly known as Mellon Investor Services LLC,) as successor to ChaseMellon Shareholder Services, L.L.C., as rights agent.

10.1 (11)	Amendment 6 to Agreement for Inventory Financing.
10.2 (10)	Amendment 5 to Amended and Restated Platinum Plan Agreement.
10.3 (10)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.
10.4 (10)	Amendment No. 5 to Agreement for Inventory Financing.
10.5 (1)	Industrial Lease Agreement between Shelby Drive Corporation and Priority Fulfillment Services, Inc.
10.6 (1)	Lease Contract between Transports Weerts and Priority Fulfillment Services Europe B.V.
10.7 (2)	Form of Change of Control Agreement between the Company and each of its executive officers
10.8 (3)

Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., Inventory Financing Partners, LLC and IBM Credit Corporation

10.9 (3)	Amended and Restated Collateralized Guaranty by and between Priority Fulfillment Services, Inc. and IBM Credit Corporation
10.10 (3)	Amended and Restated Guaranty to IBM Credit Corporation by PFSweb, Inc.
10.11 (3)	Subordinated Demand Note by and between Supplies Distributors, Inc. and Priority Fulfillment Services, Inc.
10.12 (4)	Form of Executive Severance Agreement between the Company and each of its executive officers.
10.12.1 (21)	Form of Amendment to Executive Severance Agreement.
10.12.2 (21)	Form of Amendment to Change in Control Severance Agreement.
10.12.3 (26)	Severance, Nondisclosure, Nonsolicitation and Noncompete Agreement dated July 2, 2010 between the Company and Cynthia Almond.
10.13 (5)

Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., Inventory Financing Partners, LLC and IBM Credit Corporation

10.14 (6)

Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., and IBM Credit LLC

10.15 (7)	Second Amendment to Industrial Lease Agreement between ProLogis North Carolina Limited Partnership and Priority Fulfillment Services, Inc.
10.16 (7)	Modification, Ratification and Extension of Lease between Shelby Drive Corporation and Priority Fulfillment Services, Inc.
10.17 (8)

Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., and IBM Credit LLC

10.18 (8)	Form of Modification to Executive Severance Agreement.
10.19 (9)	Industrial Lease Agreement by and between Industrial Developments International, Inc. and Priority Fulfillment Services, Inc.
10.20 (9)	Guaranty by PFSweb, Inc. in favor of Industrial Developments International, Inc.
10.21 (13)	Amendment 7 to Agreement for Inventory Financing.
10.22 (13)	Amendment 6 to Amended and Restated Platinum Plan Agreement.
10.23 (13)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

Exhibit Number	Description of Exhibits
10.24 (14)	Amendment 8 to Agreement for Inventory Financing.
10.25 (14)	Amendment 7 to Amended and Restated Platinum Plan Agreement.
10.26 (14)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.
10.27 (16)	Second Amendment to Industrial Lease Agreement by and between Industrial Property Fund VI, LLC and Priority Fulfillment Services, Inc.
10.28 (17)	Amendment 9 to Agreement for Inventory Financing.
10.29 (17)	Amendment 8 to Amended and Restated Platinum Plan Agreement.
10.30 (17)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.
10.31 (22)	Amendment 10 to Agreement for Inventory Financing.
10.32 (22)	Amendment 9 to Amended and Restated Platinum Plan Agreement.
10.33 (22)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.
10.34 (23)	Amended and Restated 2005 Employee Stock and Incentive Plan of PFSweb, Inc.
10.35 (23)	Amended and Restated Non-Employee Director Stock Option and Retainer Plan of PFSweb, Inc.
10.36 (24)	Eighth Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.
10.37 (24)	Amendment 11 to Agreement for Inventory Financing.
10.38 (24)	Amendment 10 to Amended and Restated Platinum Plan Agreement.
10.39 (24)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.
10.40 (27)	Amendment 12 to Agreement for Inventory Financing
10.41 (27)	Amendment 11 to Amended and Restated Platinum Plan Agreement
10.42 (27)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule
10.43 (28)	Lease agreement by and between Binyan Realty LP and Priority Fulfillment Services, Inc.
10.44 (28)	Lease Guaranty by PFSweb, Inc. in favor of Binyan Realty LP
10.45 (28)	Lease Agreement dated December 8, 2011, between CCI-Millennium, L.P. and Priority Fulfillment Services, Inc.
10.46 (28)	Guaranty of PFSweb, Inc. to CCI-Millennium, L.P.
10.47 (28)	Amendment 13 to Agreement for Inventory Financing
10.48 (30)	First Amendment to Industrial Lease Agreement dated May 7, 2013 by and between US Industrial REIT II and Priority Fulfillment Services, Inc.
10.49 (31)	Agreement, dated as of May 15, 2013, by and among PFSweb, Inc. and Privet Fund LP, Privet Fund Management LLC, Ryan Levenson and Benjamin Rosenzweig.
10.50 (32)	Form of 2013 Performance Shares Award Agreement.
10.51 (33)

Modification, Ratification and Extension of Lease dated February 28, 2014 between Southpark Distribution Center Inc., (successor-in-interest to Shelby Drive Corporation) and Priority Fulfillment Services, Inc.

10.52 (35)

Amendment to Agreement for Inventory Financing dated March 28, 2014 by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., and IBM Credit LLC.

10.53 (36)	Ninth Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.

Exhibit Number	Description of Exhibits
10.54 (37)

Stock Purchase Agreement dated September 3, 2014 by and among Priority Fulfillment Services, Inc., REV Solutions Limited, Steven J. Stephan, the Ashu Chahal Irrevocable Children’s Trust, the Babu Venkatesh Irrevocable Children’s Trust, Babu Venkatesh, and Ashu Chahal.

10.55 (37)	Stock Purchase Agreement dated September 22, 2014 by and among Priority Fulfillment Services, Inc., Mark Moskal and Neil Nylander.
10.56 (38)	Form of 2015 Company Performance-Based Restricted Stock Unit Award Agreement.
10.57 (38)	Form of 2015 Individual Performance-Based Restricted Stock Unit Award Agreement.
10.58 (38)	Form of 2015 Performance Shares Award Agreement.
10.59 (41)	Credit Agreement dated August 5, 2015 by and among Priority Fulfillment Services, Inc., PFSweb, Inc., and certain Subsidiaries and Affiliates, Incremental Commitment Lenders and Regions Bank.
10.60 (41)	Asset Purchase Agreement by and among CrossView, Inc., Cardinal Asset Acquisition Corp., PFSweb, Inc., and Shareholders of CrossView, Inc.
10.61 (41)

Amendment No. 16 to Agreement for Inventory Financing by and among IBM Credit LLC and Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services Inc., and PFSweb, Inc.

10.62 (42)

First Incremental Loan Commitment Increase Agreement dated August 21, 2015 by and among Priority Fulfillment Services, Inc., PFSweb, Inc., and certain Subsidiaries and Affiliates, Incremental Commitment Lenders and Regions Bank.

10.63 (42)

Second Incremental Loan Commitment Increase Agreement dated August 21, 2015 by and among Priority Fulfillment Services, Inc., PFSweb, Inc., and certain Subsidiaries and Affiliates, Incremental Commitment Lenders and Regions Bank.

21 (43)	Subsidiary Listing
23.1 (43)	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
23.2 (43)	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm
31.1 (43)	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
31.2 (43)	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
32.1 (43)	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS (43)	XBRL Instance Document.
101.SCH (43)	XBRL Taxonomy Extension Schema.
101.CAL (43)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF (43)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB (43)	XBRL Taxonomy Extension Label Linkbase.
101.PRE (43)	XBRL Taxonomy Extension Presentation Linkbase.
(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).
(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended March 31, 2001
(3)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2002
(4)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2002
(5)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2002
(6)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2003
(7)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2003
(8)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2004
(9)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2004
(10)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2005.

(11)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2005.
(12)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2005.
(13)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2006.
(14)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2006.
(15)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 13, 2007.
(16)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2007.
(17)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2008.
(18)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form 8-A filed on June 14, 2000.
(19)	Incorporated by reference from PFSweb, Inc. Report on Form 8K filed on May 30, 2008.
(20)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 2, 2008.
(21)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on January 6, 2009.
(22)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on May 15, 2009.
(23)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 14, 2009.
(24)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on May 17, 2010.
(25)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 25, 2010.
(26)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 2, 2010.
(27)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on May 16, 2011
(28)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2011.
(29)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 15, 2013.
(30)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on May 15, 2013.
(31)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 20, 2013.
(32)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 29, 2013.
(33)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 18, 2013.
(34)	Incorporated by reference from PFSweb, Inc. Form 10-K filed on March 31, 2014.
(35)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on May 15, 2014.
(36)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 13, 2014.
(37)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on November 14, 2014.
(38)	Incorporated by reference from PFSweb, Inc. Report 8-K filed on April 6, 2015.
(39)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 19, 2015.
(40)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 30, 2015.
(41)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 10, 2015.
(42)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on November 9, 2015.
(43)	Filed herewith.

SCHEDULE I

PFSWEB, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS – PARENT COMPANY ONLY

(In thousands)

	December 31,	December 31,
	2015	2014
ASSETS:
Cash and cash equivalents	$305	$555
Other receivables	1,398	—
Total current assets	1,703	555
Receivable from subsidiaries	4,371	34,460
Investment in subsidiaries	48,159	5,090
Total assets	$54,233	$40,105
LIABILITIES:
Accrued expenses	$7,997	$—
Total current liabilities	7,997	—
Other liabilities	2,478	—
Total liabilities	10,475	—
SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	18	17
Additional paid-in capital	141,948	129,457
Accumulated deficit	(97,787)	(89,926)
Accumulated other comprehensive income	(296)	682
Treasury stock	(125)	(125)
Total shareholders’ equity	43,758	40,105
Total liabilities and shareholders’ equity	$54,233	$40,105

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE I

PFSWEB, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS – PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

(In thousands)

	2015	2014	2013
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Selling, general and administrative expenses	$5,594	$4,806	$2,574
Equity in net loss (income) of consolidated subsidiaries	2,130	(180)	3,317
Total operating expenses	7,724	4,626	5,891
Interest expense	137	—	—
NET LOSS	$(7,861)	$(4,626)	$(5,891)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE I

PFSWEB, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS – PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

(In thousands)

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,861)	$(4,626)	$(5,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,637	3,059	2,574
Change in performance-based contingent payments	891	—	—
Equity in net loss (income) of consolidated subsidiaries	2,130	(180)	3,317
Net cash used in operating activities	(203)	(1,747)	—
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(31,619)	—	—
Net cash used in investing activities	(31,619)	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,483	1,631	15,934
Decrease (increase) in receivable from subsidiaries, net	30,089	(10,051)	(10,620)
Net cash provided by (used in) financing activities	31,572	(8,420)	5,314
NET INCREASE (DECREASE) IN CASH	(250)	(10,167)	5,314
CASH AND CASH EQUIVALENTS, beginning of period	555	10,722	5,408
CASH AND CASH EQUIVALENTS, end of period	$305	$555	$10,722

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II

PFSWEB, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31

(Amounts in thousands)

		Additions
	Balance at	Charges to	Charges to		Balance
	Beginning	Cost and	Other		at end
	of Period	Expenses	Accounts	Deductions	of Period
Year Ended December 31, 2013:
Allowance for doubtful accounts	$450	$25	—	$(93)	$382
Reserve for excess and obsolete inventory	$1,789	81	—	(908)	$962
Year Ended December 31, 2014:
Allowance for doubtful accounts	$382	$165	—	$(100)	$447
Reserve for excess and obsolete inventory	$962	53	—	(247)	$768
Year Ended December 31, 2015:
Allowance for doubtful accounts	$447	187	—	$(34)	$600
Reserve for excess and obsolete inventory	$768	93	—	(122)	$739

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

Signature	Title	Date
/s/Michael Willoughby Michael Willoughby	Chief Executive Officer (Principal Executive Officer)	March 15, 2016
/s/Thomas J. Madden Thomas J. Madden	Executive Vice President and Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	March 15, 2016
/s/James F. Reilly	Chairman of the Board	March 15, 2016
James F. Reilly
/s/Monica Luechtefeld	Director	March 15, 2016
Monica Luechtefeld
/s/David I. Beatson	Director	March 15, 2016
David I. Beatson
/s/Benjamin Rosenzweig	Director	March 15, 2016
Benjamin Rosenzweig
/s/Shinichi Nagakura	Director	March 15, 2016
Shinichi Nagakura
/s/Peter J. Stein	Director	March 15, 2016
Peter J. Stein