Form 10-K/A
period 2015-12-31
PFSWEB INC
filed 2016-04-29
CIK 1095315

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

EXPLANATORY NOTE

On March 15, 2016, we filed our Annual Report on Form 10-K for the year ended December 31, 2015 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). The Original Filing intended to incorporate Part III of Form 10-K by reference to the Company’s definitive proxy statement (to be subsequently filed). This Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing, is being filed to provide the disclosure required by Part III of Form 10-K.

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

David I. Beatson, age 68, has served as a non-employee Director since November 2000. Mr. Beatson is Chief Executive Officer of Ascent Advisors, LLC a consulting firm he founded in 2000. The firm provides strategic direction to firms in the logistics and supply chain industry as well as merger and acquisition advice for private equity firms investing in the industry. Mr. Beatson is a recognized leader in the field of transportation, logistics and supply chain management having served as Chairman and CEO of several leading companies in the industry. From 2007 until 2012 he was CEO of Globalware Solutions (“GWS”), a global supply chain management solution provider with facilities in North America, Asia and Europe. From July 2003 to April 2005, Mr. Beatson served as Regional CEO North America and Member of the Executive Board of Panalpina, Inc., a leading provider of international air and sea freight forwarding, customs brokerage and third party logistics services. From July 1998 to June 2000, Mr. Beatson served as Chairman, President and CEO of Circle International Group, Inc., a global transportation and logistics company. From 1991 to June 1994, Mr. Beatson served as vice-president of sales and marketing and then from June 1994 until July 1998 as president and CEO of Emery Worldwide, a global transportation and logistics company. Prior to 1991, Mr. Beatson held several management positions in the logistics and transportation industry, including American Airlines and CF Airfreight. Mr. Beatson also currently serves as an industry representative member of the Executive Advisory Committee to the National Industrial Transportation League, to which the Air Freight Association elected him in 1995. He also serves on the board of Descartes Systems (NASDAQ: DSGX) and two privately held companies. The Board of Directors believes the characteristics that qualify Mr. Beatson for the Board include his long-term experience in the transportation, logistics and supply chain management industry, leadership experience and judgment and knowledge of the Company’s business.

Monica Luechtefeld, age 67, has served as a non-employee Director of the Company since April 2014. Ms. Luechtefeld, a recognized leader in eCommerce & Internet Retailing, founded her own consultancy firm in 2012 to provide advisory services in eCommerce strategy as well as online marketing and emerging digital media. From 1993 to 2012, Ms. Luechtefeld held various executive roles within Office Depot, Inc., a Fortune 200 company. She was Executive Vice President eCommerce and Direct Marketing and most recently served as Executive Vice President of European eCommerce. Her previous leadership positions included Executive Vice President Supply Chain and Information Technology, as well as marketing, sales and business development roles.  Ms. Luechtefeld received her B.S. degree from Mount Saint Mary’s University and her M.B.A. from the University of Notre Dame. She also received an honorary doctorate degree from Mount Saint Mary’s University. The Board of Directors believes the characteristics that qualify Ms. Luechtefeld for the Board include her business and leadership experience and judgment and her broad eCommerce industry knowledge.

Shinichi Nagakura, age 52, was appointed as a non-employee Director of the Company in May 2013 in accordance with the provisions of a Securities Purchase Agreement (the “Purchase Agreement”) between the Company and transcosmos inc. (“TCI”), a leading Japanese business process outsourcing company. Mr. Nagakura has been an officer of TCI and/or its affiliates for the last 15 years, including serving as a Director of TCI since 2006, and has experience in investments, business development and sales/marketing in the US and Japan. Prior to TCI, Mr. Nagakura served for ten years with Recruit Co. Ltd., a leading Japanese publishing and Internet media and marketing services company. Mr. Nagakura also serves on the Board of Directors of Merlin Information Systems, Ltd., an international provider of high quality, personalized IT and customer support solutions, and Become Japan Holdings, Inc., a leader in electronic commerce and online comparison shopping. He graduated from Sophia University, Tokyo, Japan with a B.A. in International Studies in 1986.

James F. Reilly, age 57, has served as a non-employee Director of the Company since its inception in 1999, as lead director from June 2010 to March 2013 and as Chairman since March 2013. Mr. Reilly has been an investment banker since 1983 and is currently the Managing Partner of Stonepine Advisors, LLC, an investment banking firm focused on high growth technology companies. Until June 2010, he was a Senior Advisor to Needham & Company, LLC, a nationally recognized investment banking and asset management firm focused primarily on serving emerging growth industries and their investors. He served in various capacities with Needham & Company, LLC, since January 2004 including Head of West Coast Investment Banking. Previously he was a Managing Director of J.P. Morgan Securities, Inc., an investment banking firm, and a Managing Director in the Technology Group of Warburg Dillon Read, the global investment banking division of UBS AG. From 1983 to 1999, Mr. Reilly was associated with Warburg Dillon Read or one of its predecessor companies and specialized in corporate finance advisory work for a broad range of technology companies. Mr. Reilly is also a director of Equalis, LLC, a privately held provider of commercial support services for open source math. The Board of Directors believes the characteristics that qualify Mr. Reilly for the Board and serving as Chairman include his financial and investment background, leadership experience and judgment and knowledge of the Company’s business.

Benjamin Rosenzweig, age 31, was appointed as a non-employee Director of the Company in May 2013 in accordance with the provisions of a settlement agreement (the “Settlement Agreement”) between the Company and Privet Fund, L.P. and its affiliates (“Privet”). Mr. Rosenzweig is currently a partner at Privet Fund Management LLC. Prior to joining Privet in September 2008, Mr. Rosenzweig served as an investment banking analyst in the corporate finance group of Alvarez and Marsal from June 2007 until May 2008, where he completed multiple distressed mergers and acquisitions, restructurings, capital formation transactions and similar financial advisory engagements across several industries. Mr. Rosenzweig is currently a Director of Startek, Inc. (NYSE:SRT), where he serves as chair of the Audit Committee and on the Compensation Committee and Nominating & Governance Committee, and Hardinge, Inc. (NASDAQ: HDNG), where he serves on the Audit Committee. Mr. Rosenzweig also served as a Director of RELM Wireless Corp. (NYSE MKT: RWC) until September 2015.  Mr. Rosenzweig graduated magna cum laude from Emory University with a Bachelor of Business Administration degree in Finance and a second major in Economics.

Peter J. Stein, age 46, was appointed as a non-employee Director of the Company in January 2016.  Mr. Stein has been the General Manager of the Brand Group at Fullscreen, a next generation media company since January 2016.  From July 2013 to December 2014, Mr. Stein was the Global CEO of Razorfish, a global digital agency.  From 2009 through July 2013, he was the President of the East Region for Razorfish.  Prior to Razorfish, Mr. Stein held various leadership positions for technology and consulting companies, including partner at Scient, managing partner at iXL, director of client services at NetResponse, and a consultant for marketing and technology at KPMG.  Mr. Stein received a B.S. degree in Marketing from Lehigh University.

Michael C. Willoughby, age 52, has served as Chief Executive Officer and a Director since March 2013, as President of PFSweb, Inc. since September 2010 and as Chief Information Officer of the Company from October 2001 until April 2016. Mr. Willoughby has previously served as President of Priority Fulfillment Services, a subsidiary of the Company, from February 2006 to September 2010. From 1999 to 2001, Mr. Willoughby served the Company as Vice President of E-Commerce. Prior to joining the Company, Mr. Willoughby served as President and Chief Executive Officer of Design Technologies, Inc., an e-commerce software development firm from 1994 to 1999. Prior to founding Design Technologies, Inc., Mr. Willoughby served as President and Chief Executive Officer of Integration Services, Inc., an IT consulting services company. Mr. Willoughby received his Bachelor of Business Administration degree in Information Systems from Abilene Christian University.  The Board of Directors believes the characteristics that qualify Mr. Willoughby for the Board include his long-term experience in the ecommerce industry, expertise in information technology, leadership experience and judgment and extensive knowledge of the Company’s business.

Executive Officers and Officers

In addition to the individuals named above, the following are the names, ages and positions of the other executive officers and officers of the Company:

Executive Officers

Thomas J. Madden, age 54, has served as Executive Vice President, Chief Financial and Accounting Officer of the Company since its inception in 1999. Mr. Madden previously served as Chief Financial Officer of Daisytek International Corporation (“Daisytek”), former parent corporation of the Company, from 1997 to 2000, as Vice President — Finance, Treasurer and as Chief Accounting Officer of Daisytek from 1994 to 2000 and as Controller of Daisytek from 1992 to 1994. From 1983 to 1992, Mr. Madden served in various capacities with Arthur Andersen & Co., S.C., including financial consulting and audit manager.

Cynthia D. Almond, age 48, has served as Chief Client Officer of the Company since March 2015, Executive Vice President since 2011 and as Secretary of the Company since 2007.  Ms. Almond is responsible for developing and implementing a comprehensive view of our clients in order to ensure their needs are met daily, including leading the development of client engagement processes, implementation of global enterprise solutions, product management and marketing. From 2001 to 2011, Ms. Almond served as Vice President – Client Services. From 1999 to 2001, Ms. Almond served as Director of Account Management. From 1991 to 1999, Ms. Almond served in various marketing, product management and sales capacities for Daisytek.

C. Travis Hess, age 44, has served as Executive Vice President of Sales for the Company since February 2015 and is responsible for global sales as well as strategic alliances and partnerships.   Mr. Hess has almost 20 years of experience leading sales organizations in multi-channel commerce, digital agency, eBusiness software and enterprise business process outsourcing solutions, including his most recent position as Head of Sales for Loop Commerce from March 2014 to February 2015 and prior to that, EVP of Sales & Corporate Development for Amplifi Commerce from August 2010 to March 2014.

Steven J. Stephan, age 52, has served as Senior Vice President and General Manager of Technology Services since April 2016 and is responsible for strategic operation and leadership of the technology services team.  From 2014 to 2016, Mr. Stephan served as Vice President of Technology Services.  Mr. Stephan was the Founder and President of REV Solutions, Inc. from 2007 until its acquisition by the Company in 2014.  Prior to REV Solutions, Mr. Stephan held various positions at Target Corporation from 1993 to 2007 with the most recent being the Vice President of Target Services India.

Mark Fuentes, age 48, has served as Senior Vice President and Chief Information Officer since April 2016 and is responsible for strategic operations and development of the IT Development, Operations and Client Services functions.  Mr. Fuentes served as Vice President of IT from 2008 to 2016.  Prior to joining PFSweb, Mr. Fuentes worked for Blockbuster as Director of Systems Development.

Elizabeth E. Johnson, age 41, has served as Senior Vice President and General Manager of Agency Services since April 2016 and is responsible for leading the agency services team that provides the key strategy, design and digital marketing expertise enabling brands to succeed in commerce.  Ms. Johnson served as Vice President and General Manager of Agency Services from 2015 to 2016 and Vice President of Agency Services from 2012 to 2015.  From 2008 to 2012, Ms. Johnson served as Director of Client Services and held various account management roles from 1999 to 2008.

Zach Thomann, age 34, has served as Senior Vice President and General Manager of Omni-Channel Operations since April 2016 and is responsible for distribution, contact center and operations services provided on behalf of PFSweb’s clients.  Mr. Thomann served as Vice President and General Manager of Omni-Channel Operations from January of 2015 to 2016, Vice President of Program Management from 2013 to 2015, Director of Program Management from 2012 to 2013 and held various program management and client implementation roles from 2003 to 2012.

Officer

Gibson T. Dawson, age 50, has served as Vice President – Corporate Controller of the Company since May 2007. From inception to 2007, Mr. Dawson served as Corporate Controller for PFSweb. Prior to joining the Company, Mr. Dawson was controller for a recorded-music distribution company and prior to that spent more than 8 years with KPMG LLP in the assurance services practice.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and controlling stockholders to file initial reports of ownership and reports of changes of ownership of the Company’s Common Stock with the Securities and Exchange Commission and the Company. To the Company’s knowledge, all reports required to be so filed in fiscal year 2015 were filed in accordance with the provisions of said Section 16(a).

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

Committees of the Board of Directors

The Board of Directors currently has standing Nominating, Audit, Compensation, Stock Option and Technology and Cybersecurity Committees.

Nominating Committee

The Nominating Committee is responsible for identifying and evaluating individuals qualified to become Board members and recommending to the Board candidates to stand for election or re-election as directors. The Committee will consider candidates at the recommendation of existing Board members, Company management, search firms or other consultants, or stockholders. Stockholders wishing to recommend director candidates to the Board may do so by writing to the Committee in care of the Corporate Secretary at the Company’s executive office, 505 Millennium Drive, Allen, TX 75013. There has been no change to the procedures by which security holders may recommend nominees to the Board of Directors. At a minimum, director candidates should have demonstrated achievement in their particular field of endeavor, significant business or other management experience that would be of value to the Company, integrity and high ethical standards, good communication and leadership skills, and the ability and willingness to commit adequate time and attention to carry out their Board duties effectively. The Committee will evaluate candidates through background and reference checks, interviews and an analysis of each candidate’s qualifications and attributes in light of the current composition of the Board and the Company’s leadership needs at the time. The Nominating Committee does not have a formal policy with regard to the consideration of diversity in identifying director nominees, but the Committee strives to nominate directors with a variety of complementary skills so that, as a group, the Board will possess the appropriate talent, skills, experience and expertise to oversee the Company’s business. The members of the Nominating Committee are Mr. Reilly, Mr. Stein and Mr. Rosenzweig, each of whom has been determined to be independent within the meaning of applicable Securities and Exchange Commission (“SEC”) rules and NASD listing standards. The Nominating Committee has adopted a charter which is available on the Company’s website at www.pfsweb.com (the contents of the website are not incorporated in this Form 10-K/A by reference).

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

Compensation Committee

The Compensation Committee of the Board is responsible for establishing and implementing the Company’s compensation philosophy. The Compensation Committee also serves as the Stock Option Committee under the Company’s 2005 Employee Stock and Incentive Plan. The Compensation Committee determines and reviews the value and forms of compensation for the Company’s executive officers and approves the total compensation for other officers and management personnel. The Compensation Committee is delegated all authority of the Board as may be required or advisable to fulfill the purposes of the Compensation Committee. The Compensation Committee is comprised of three directors, Mr. Reilly, Mr. Nagakura and Mr. Beatson, each of whom has been determined by the Board of Directors to be independent within the meaning of applicable SEC rules and NASD listing standards.

Technology and Cybersecurity Committee

The Technology and Cybersecurity Committee was formed in 2016 and is responsible for review and oversight of technology-based issues. The Technology and Cybersecurity Committee is comprised of three directors, Ms. Luechtefeld, Mr. Nagakura and Mr. Stein.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid or accrued by the Company to the Company’s Chief Executive Officer, Chief Financial Officer and to each of the three most highly compensated executive officers of the Company (the “Named Executive Officers”) for services rendered to the Company during the three fiscal years ended December 31, 2015:

				Non-Equity
			Stock	Incentive Plan	All Other
Name and Principle Position	Year	Salary (1)	Awards (2)	Compensation (3)	Compensation (4)	Total

Michael C. Willoughby	2015	$461,358	$1,540,316	$—	$28,995	$2,030,669
Chief Executive Officer and	2014	401,607	—	—	26,014	427,621
President	2013	422,985	1,339,398	377,450	27,688	2,167,521

Thomas J. Madden	2015	$319,608	$628,256	$—	$34,589	$982,453
Executive Vice President -	2014	301,223	—	—	51,757	352,980
Chief Financial Officer	2013	343,561	625,050	246,700	44,824	1,260,135

Cynthia D. Almond	2015	$267,709	$519,874	$—	$18,441	$806,024
Executive Vice President -	2014	230,939	—	—	16,194	247,133
Chief Client Officer - Secretary	2013	249,804	463,168	186,550	22,431	921,953

C. Travis Hess	2015	$239,258	$119,170	$135,000	$18,366	$511,794
Executive Vice President -
Sales

Steven J. Stephan	2015	$266,263	$117,117	$138,750	$19,987	$542,117
Senior Vice President -
Technology Services

(1)	Salary represents base salary earnings
(2)

Represents issuance of Performance Share Awards (“Performance Shares”) and Restricted Stock Units (“RSUs” and collectively “the Awards”) under the Company’s 2005 Employee Stock and Incentive Plan, as amended and restated (the “Plan”).  The RSUs are subject to three year vesting and the Performance Shares are subject to four year vesting.  Vesting is dependent upon meeting specified criteria which varies based on Award.  These criteria include continued employment, the comparative performance (on an annual and cumulative basis) of the Company’s common stock on NASDAQ as compared to the Russell Micro Cap Index and/or achievement of certain Company performance goals. The amounts reported in this column represent the grant date fair value for these Awards as calculated in accordance with Accounting Standards Codification Topic 718. The assumptions made in calculating the grant date fair value amounts for the Awards are summarized in Note 6 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015. The amounts in this column do not necessarily correspond to the actual economic value that may be realized by the Named Executive Officers from the Awards.

(3)	Represents performance based cash awards earned for fiscal years 2013 and 2015 under the Plan.
(4)

Represents amounts paid in respect of life insurance premiums, automobile allowance and expenses for the personal use of automobile, Company paid healthcare premiums and, for certain individuals, club dues and memberships.

2015 Executive Officer Compensation Components

For the year ended December 31, 2015, the principal components of compensation for Named Executive Officers included:

●	base salary;
●	performance-based incentive compensation, including both short-term cash incentive compensation and long-term equity incentive compensation;

●	retirement and other benefits; and
●	perquisites and other personal benefits.

Base Salary

We provide our Named Executive Officers and other employees with a base salary as a component of compensation for services rendered during the year. Base salary ranges for Named Executive Officers are determined for each executive officer based on various factors considered by the Compensation Committee, including his or her position and level of responsibility and his or her actual performance during the preceding year. Base salaries for each year are typically evaluated annually in the first quarter of such year. Merit-based increases to base salaries for executive officers are based on the Compensation Committee’s assessment of various factors, including the individual’s performance during the preceding year and base salary history and market salary data.

Performance-Based Incentive Compensation

Our 2005 Employee Stock and Incentive Plan, as amended and restated (the “Plan”) provides the Compensation Committee with the flexibility to design cash and stock-based incentive compensation programs to promote performance and the achievement of our goals and objectives by executive officers and other key employees by allowing them to participate in our long-term growth and profitability. The Compensation Committee believes that providing performance-based incentive compensation is necessary to attract and retain superior executive talent and to align the financial interests of executive officers with those of our stockholders. A portion of each executive officer’s potential aggregate compensation is in the form of incentive compensation. There are two types of performance-based incentive compensation used by the Compensation Committee. The first type is short-term incentive compensation in the form of a performance based cash or stock award, which generally is earned upon the achievement of certain individual and/or Company performance goals for the applicable fiscal year. The second type is long-term incentive compensation in the form of grants of performance shares, stock options, restricted stock or restricted stock units, which generally are earned upon the achievement of certain individual and/or Company performance goals for the applicable fiscal year, as well as further vesting conditions such as continued employment, financial performance and/or comparative market performance of the Company’s common stock.

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

	2013 Performance-Based	As of December 31, 2015
Named Executive Officer	Cash Award	2013 Performance Shares
		Vested	Unvested

Michael C. Willoughby	$377,450	156,534	52,178
Thomas J. Madden	246,700	73,047	24,349
Cynthia D. Almond	186,550	54,129	18,043

The number of Performance Shares issued under the 2013 Awards shown in the table above are subject to four year vesting, with the first vesting date being December 31, 2013, based upon continued employment and the comparative performance (on an annual and cumulative basis) of the Company’s common stock on NASDAQ compared to the Russell Micro Cap Index.

In March 2014, pursuant to the Plan, the Company issued Performance-Based Cash Awards and Performance Share Awards to the Company’s Named Executive Officers and certain senior management (the “2014 Awards”). Under the terms of the 2014 Awards, the determination of the dollar amount of the Performance-Based Cash Awards and the number of Performance Shares that each such individual received was subject to, and calculated by reference to, the achievement by the Company of a performance goal measured by a range of targeted adjusted EBITDA performance for 2014. Based on the Company’s 2014 financial performance, no 2014 Awards were paid or issued.

In lieu of the 2014 Awards, in March 2015, pursuant to the Plan, the Company issued the following Other Stock-Based Awards and Restricted Stock Unit Awards (as such terms are defined in the Plan) to the Company’s Named Executive Officers.  The Restricted Stock Unit Awards are subject to three-year vesting beginning in 2015 based upon continued employment, while Other Stock-Based Awards represent the grant of unrestricted shares of the Company’s common stock.

	2014	As of December 31, 2015
Named Executive Officer	Other Stock-Based Award	2014 Restricted Stock Unit Award
		Vested	Unvested

Michael C. Willoughby	5,375	5,375	10,750
Thomas J. Madden	1,750	1,750	3,500
Cynthia D. Almond	1,250	1,250	2,500
C. Travis Hess	—	—	—
Steven J. Stephan	—	—	—

In March 2015, pursuant to the Plan, the Company issued Performance-Based Cash Awards, Restricted Stock Units and Performance Share Awards to the Company’s Named Executive Officers and certain senior management (the “2015 Awards”). Under the terms of the 2015 Awards, the determination of the dollar amount of the Performance-Based Cash Awards and the number of Restricted Stock Units and Performance Shares that each such individual received was subject to, and calculated by reference to, the achievement by the Company of a performance goal measured by a range of targeted adjusted EBITDA performance for 2015 as well as for certain of the Restricted Stock Units, individual performance goals, as defined. Based upon the achievement of certain targeted adjusted EBITDA goals, the Company paid the following Performance-Based Cash Awards to the Named Executive Officers and the Named Executive Officers received the following number of Restricted Stock Units and Performance Shares (subject to the vesting conditions for the unvested shares):

	2015 Performance-Based	As of December 31, 2015
Named Executive Officer	Cash Award	2015 Performance Shares		2015 Restricted Stock Units
		Vested	Unvested	Vested	Unvested

Michael C. Willoughby	$—	25,023	75,068	47,600	—
Thomas J. Madden	—	11,374	34,122	18,744	—
Cynthia D. Almond	—	8,531	25,591	18,085	—
C. Travis Hess	135,000	2,417	7,251	—	—
Steven J. Stephan	118,750	4,550	13,648	—	—

The number of Performance Shares issued under the 2015 Awards shown in the table above are subject to four year vesting, with the first vesting date being December 31, 2015.  Vesting of the Performance Shares is dependent upon meeting specified criteria which varies across the Named Executive Officers and includes continued employment, the achievement of certain Company performance goals for the applicable fiscal year and the comparative performance (on an annual and cumulative basis) of the Company’s common stock on NASDAQ compared to the Russell Micro Cap Index.

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

Our 401(k) plan allows for discretionary employer matching funds of the employee contribution. During 2015, the employer match portion was 12%. We do not provide any other tax-qualified deferred compensation plans or programs for our executive officers.

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

OUTSTANDING EQUITY AWARDS AT 2015 FISCAL YEAR END

The following table sets forth the number of unexercised options and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2015.

		Option Awards				Stock Awards
						Equity incentive
		Number of	Number of			plan awards:	Equity incentive plan
		Securities	Securities			Number of	awards: Market or
		Underlying	Underlying			unearned shares	payout value of
		Unexercised	Unexercised	Option	Option	that have not	unearned shares that
		Options	Options	Exercise	Expiration	vested	have not vested
Named Executive Officer	Grant Date	(# Exercisable)	(# Unexercisable)	Price ($)	Date	(#) (1)	(#) (2)

Michael C. Willoughby	5/20/2008	8,723	—	$4.14	5/19/2018	—	$—
	4/19/2010	25,000	—	$4.00	4/18/2020	—	$—
	3/30/2011	50,000	—	$5.00	3/29/2021	—	$—
	12/31/2013	—	—	$—	—	52,178	$671,531
	3/23/2015	—	—	$—	—	10,750	$138,353
	12/31/2015	—	—	$—	—	75,068	$966,125
Thomas J. Madden	5/16/2007	4,255	—	$4.42	5/15/2017	—	$—
	5/20/2008	8,723	—	$4.14	5/19/2018	—	$—
	4/19/2010	45,000	—	$4.00	4/18/2020	—	$—
	3/30/2011	65,000	—	$5.00	3/29/2021	—	$—
	12/31/2013	—	—	$—	—	24,349	$313,372
	3/23/2015	—	—	$—	—	3,500	$45,045
	12/31/2015	—	—	$—	—	34,122	$439,150
Cynthia D. Almond	5/16/2007	4,255	—	$4.42	5/15/2017	—	$—
	5/20/2008	654	—	$4.14	5/19/2018	—	$—
	4/19/2010	37,000	—	$4.00	4/18/2020	—	$—
	3/30/2011	40,000	—	$5.00	3/29/2021	—	$—
	12/31/2013	—	—	$—	—	18,043	$232,213
	3/23/2015	—	—	$—	—	2,500	$32,175
	12/31/2015	—	—	$—	—	25,591	$329,356
C. Travis Hess	12/31/2015	—	—	$—	—	7,251	$93,320
Steven J. Stephan	12/31/2015	—	—	$—	—	13,648	$175,650

(1)

Awards consist of Performance Share Awards (“Performance Shares”) and Restricted Stock Units (“RSUs” and collectively “the Awards”) under the Plan.  The RSUs are subject to three year vesting and the Performance Shares are subject to four year vesting and certain additional criteria, depending upon Award grant, including continued employment, the comparative performance (on an annual and cumulative basis) of the Company’s common stock on NASDAQ as compared to the Russell Micro Cap Index and/or achievement of certain Company performance goals.

(2)	Market value is computed by multiplying the number of Performance Share Awards by $12.87, which was the closing price per share of the Company’s common stock on December 31, 2015, on NASDAQ.

EMPLOYMENT, CHANGE OF CONTROL AND TERMINATION ARRANGEMENTS FOR EXECUTIVES

The Company and each of Mr. Willoughby, Mr. Madden and Ms. Almond, have entered into Change in Control and Severance Agreements. Under these agreements, and in consideration of certain commitments of the officer to continue employment, upon the occurrence of a change in control, all unvested options held by the officer immediately vest and become exercisable. During the two year period following a change in control (whenever occurring), if the employment of the officer is terminated (other than for cause, death, disability or retirement), or if there is a material adverse change in the officer’s responsibilities, compensation or benefits to which the officer does not consent, then, in each case, the officer is entitled to receive from the Company (1) all salary and bonus amounts accrued through the date of termination, (2) a severance payment equal to twice the officer’s salary and bonus amount (which is defined as the greater of (i) the highest annual incentive bonus earned by the executive during the last three completed fiscal years or (ii) the executive’s then target bonus, if any) and (3) continuation for two years of all employee benefits (unless otherwise provided by a subsequent employer). If applicable, the officer is also entitled to receive an additional payment to compensate the officer for any additional excise tax liability arising by reason of the receipt of such severance or bonus payment. The agreement terminates upon the voluntary resignation or termination of employment by the officer.

In addition, upon a change in control, all unvested Performance Shares and Restricted Stock Units issued to the Named Executive Officers immediately vest and each recipient is entitled to receive an additional payment to compensate the officer for any additional excise tax liability arising by reason of the receipt of such shares.

The Company and each of Mr. Willoughby and Mr. Madden have also entered into Executive Severance Agreements. Under these agreements, and in consideration for, among other things, the agreement by the executive to be bound by a restrictive covenant, in the event of the termination of the employment of the executive other than for cause (including termination following a reduction in the executive’s base salary unless such reduction is part of, and proportionate with, a general reduction in officer compensation), the executive is entitled to a severance payment, based on the executive’s years of service, up to a maximum of twice the executive’s salary and the bonus, if any, that the executive would have received for such fiscal year (based upon the executive’s targeted bonus amount and the Company’s actual results for such fiscal year), payable in monthly installments over a period not to exceed two years (based on the executive’s years of service).  In addition, in the event of termination without cause, the executive is entitled during the severance period to a continuation of benefits and to the accelerated vesting of all options then held by the executive, and the executive is considered a continuing employee of the Company for all purposes for which the executive’s status as an employee of the Company would entitle the executive to some benefit, including the vesting of Performance Shares and Restricted Stock Units.  The severance payment and benefits are reduced by any compensation or benefits received by the executive from any subsequent employer.

Effective as of December 31, 2008, the Company and Mr. Willoughby and Mr. Madden entered into an amendment to the existing Executive Severance Agreements and Change in Control Severance Agreements between the Company and such persons. The primary purpose of such amendment was to modify such agreements so that they conform to Section 409A of the Internal Revenue Code. In addition, the amendment to the Executive Severance Agreement modified the calculation of the severance amount thereunder so that it is based on the highest annual rate of base salary during the 12-month period immediately prior to the qualifying termination.

The Company and each of, Ms. Almond, Mr. Hess and Mr. Stephan have entered into Severance, Nondisclosure, Nonsolicitation and Noncompete Agreements pursuant to which, and in consideration for, among other things, the agreement of the named individual to be bound by a restrictive covenant, in the event of the termination of employment other than for cause, the aforesaid Named Executive Officers are entitled to a severance payment equal to nine months of base salary, payable in monthly installments, and a continuation of benefits during such period.

The Company and Mr. Stephan have entered into an at will Employment Agreement under which Mr. Stephan is entitled to receive a base salary, determined on an annual basis, and to participate in the Company’s equity and incentive plans.

2015 DIRECTOR COMPENSATION

The following table sets forth the compensation earned by non-employee Directors for their service on the Board of Directors and its committees, as applicable, during the year ended December 31, 2015:

	Fees Earned or	Stock	Option
Named Executive Officer	Paid in Cash	Awards	Awards	Total

David I. Beatson (1)	$—	$100,000	$—	$100,000
Monica Luechtefeld (2)	—	100,000	—	$100,000
James F. Reilly (3)	—	100,000	—	$100,000
Benjamin Rosenzweig (4)	—	100,000	—	$100,000

(1)	Mr. Beatson had 84,893 options and 18,679 deferred stock units outstanding as of December 31, 2015.
(2)	Ms. Luechtefeld had 30,000 options and 15,904 deferred stock units outstanding as of December 31, 2015.
(3)	Mr. Reilly had 84,893 options and 18,679 deferred stock units outstanding as of December 31, 2015.
(4)	Mr. Rosenzweig had 40,000 options and 18,679 deferred stock units outstanding as of December 31, 2015.

For 2015, each non-employee Director received a quarterly retainer (“Retainer”) of $25,000. Each quarterly Retainer is effected through the issuance of a Deferred Stock Unit (a “DSU”) under the Plan. The DSU represents the right to receive a number of shares of Common Stock equal to the Retainer divided by the closing price of the Common Stock immediately preceding the DSU grant date. Shares are not issuable under the DSU until the Director no longer serves on the Board.

Directors who are also employees of the Company or any of its subsidiaries receive no remuneration for serving as directors or Committee members.

Mr. Nagakura is eligible to participate in the Company’s compensation programs for non-employee Directors. As the representative of TCI, however, under TCI’s current policy, Mr. Nagakura is not permitted to receive remuneration for serving as a director of the Company.  Accordingly, Mr. Nagakura received no compensation as a Director during 2015.

Compensation Committee Interlocks and Insider Participation

During 2015, Mr. Reilly, Mr. Nagakura and Mr. Beatson served on the Compensation Committee. None of the members of the Compensation Committee has had a relationship with the Company or any subsidiary other than as a director or stockholder. No executive officer of the Company served or serves on the Compensation Committee or board of any company that employed or employs any member of Company’s Compensation Committee or Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 24, 2016, certain information regarding the beneficial ownership of the Company’s Common Stock by (i) each person who is known to the Company to beneficially own more than 5% of the Common Stock, (ii) each of the Directors and Named Executive Officers of the Company individually and (iii) the Directors and executive officers of the Company as a group. The information contained in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, as such, also includes shares acquirable within 60 days. Unless otherwise indicated, the stockholders identified in this table have sole voting and investment power with respect to the shares owned of record by them.

	Number
Name and Address of Beneficial Owner	of Shares	Percent (1)

transcosmos, inc. (2)	3,678,779	19.8%
21-25-18 Shibuya, Shibuya-ku
Tokyo 150-8530 Japan
Wellington Management Company, LLP (3)	1,838,000	9.9%
280 Congress Street, Boston, MA 02210
G2 Investment Partners Management LLC (4)	1,713,689	9.2%
One Rockefeller Plaza, 23rd Floor, New York, New York 10020
Austin W. Marxe and David M. Greenhouse (5)	1,702,446	9.2%
527 Madison Avenue, Suite 2600, New York, New York 10022
Renaissance Technologies Holding Corporation (6)	1,029,839	5.6%
800 third Avenue, New York, New York 10020
Thomas J. Madden (7)	259,920	1.4%
Michael C. Willoughby (7)	218,652	1.2%
Cindy Almond (7)	120,329	*
James F. Reilly (7)	117,421	*
David I. Beatson (7)	104,421	*
Benjamin Rosenzweig (7)	52,528	*
Monica Luechtefeld (7)	39,753	*
Steven J. Stephan (7)	31,597	*
C. Travis Hess (7)	3,908	*
Peter J. Stein (7)	3,849	*
Shinichi Nagakura (7)	—	*

All directors and executive officers as a group (14 persons) (8)	995,971	5.2%

*	Represents less than 1%
(1)	This table is based on 18,560,791 shares of Common Stock outstanding on April 24, 2016.
(2)	Based on a March 25, 2014 Form SC 13 D filing by transcosmos, inc.
(3)	Based on a March 10, 2016 Form SC 13 G filing by Wellington Management Company, LLP.
(4)	Based on a February 16, 2016 Form SC 13 G/A filing by G2 Investment Partners Management LLC.
(5)	Based on a February 10, 2016 Form 13 G/A filing by AWM Investment Company, Inc.
(6)	Based on a February 11, 2016 Form SC 13 G filing by Renaissance Technologies Holding Corporation.
(7)

Includes the following shares issuable under outstanding vested options and deferred or restricted stock units: Michael C. Willoughby – 50,000; Thomas J. Madden – 122,978; Cynthia D. Almond – 61,909; James F. Reilly – 95,293; David I. Beatson – 95,293; Benjamin Rosenzweig – 52,528; Monica Luechtefeld – 39,753 and Peter J. Stein – 3,849.

(8)	Includes 534,520 shares of Common Stock issuable under outstanding vested options and deferred or restricted stock units.

The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2015. For additional information about our equity compensation plans, see note 6 to our financial statements in Item 8 of our 2015 annual report on Form 10-K:

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

In September, 2014, the Company purchased all of the stock of REV Solutions, Inc. and REVTech Solutions India Private Limited from Mr. Stephan and other shareholders in a transaction which, in addition to a closing payment, provided for earnout payments based on the achievement of certain metrics for each of calendar years 2014 and 2015. Since January 1, 2015, the Company has paid Mr. Stephan an aggregate of $2,379,000 and has issued 38,574 shares of common stock as the final purchase price earnout payments associated with such transaction.

Item 14. Principal Accountant Fees and Services

Fees billed to the Company by BDO USA, LLP for the year 2015

The following table sets forth (i) the aggregate fees billed by BDO USA, LLP relating to the audit of the 2015 consolidated financial statements and (ii) the fees for other professional services billed by BDO USA, LLP in connection with services rendered during 2015.

Fee Type	2015

Audit fees (a)	$607,200
Audit-related fees (b)	98,400
Tax services (c)	7,000
(a)

Includes fees for professional services rendered in connection with the audit of the annual financial statements and internal control review, reviews of the quarterly financial statements, and fees paid for the audit of the Company’s subsidiary, Supplies Distributors, to satisfy requirements of its senior debt agreements.

(b)

Consists of aggregate fees billed for assurance services provided in connection with reports on certain internal controls under Statement on Standards for Attestation Engagements (SSAE) No. 16 and acquisition related due diligence activities.

(c)	Consists of fees billed related to tax compliance related services.

All of the fees listed in the chart above were pre-approved by the Audit Committee, which concluded that the provisions of such services by BDO USA, LLP was compatible with the maintenance of that firm’s independence in the conduct of its audit.

Policy on Audit Committee Pre Approval of Audit and Permissible Non Audit Services of Independent Registered Public Accountants

The Audit Committee pre-approves all audit and permissible non-audit services provided by the Company’s independent auditors. These services may include audit services, audit related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case by case basis. During 2015, all audit, non-audit and tax services provided by BDO USA, LLP were pre-approved by the Audit Committee in accordance with this policy.

Item 15. Exhibits

Exhibits. See “Exhibits Index to Form 10-K/A” immediately following the signature page of this Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2016	By:	/s/ Thomas J. Madden
Thomas J. Madden
Executive Vice President and Chief Financial and Accounting Officer

EXHIBIT INDEX

To FORM 10-K/A

Exhibit Number	Description of Exhibits
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted to Section 302 of the Sarbanes-Oxley Act of 2002.
*	Filed herewith.