Form 10-Q
period 2016-03-31
PFSWEB INC
filed 2016-05-10
CIK 1095315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

At May 6, 2016 there were 18,679,354 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES

Form 10-Q

March 31, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PFSweb, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	(Unaudited)
	March 31,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,636	$21,781
Restricted cash	224	275
Accounts receivable, net of allowance for doubtful accounts of $558 and $600 at March 31, 2016 and December 31, 2015, respectively	59,971	70,700
Inventories, net of reserves of $599 and $739 at March 31, 2016 and December 31, 2015, respectively	8,433	9,262
Other receivables	6,615	8,704
Prepaid expenses and other current assets	5,997	5,662
Total current assets	96,876	116,384
PROPERTY AND EQUIPMENT, net	23,670	24,093
IDENTIFIABLE INTANGIBLES, net	7,962	8,810
GOODWILL	39,829	39,829
OTHER ASSETS	2,199	2,174
Total assets	$170,536	$191,290
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$6,267	$3,153
Trade accounts payable	35,214	51,170
Deferred revenue	6,499	7,390
Performance-based contingent payments	11,440	11,679
Accrued expenses	26,174	30,563
Total current liabilities	85,594	103,955
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	30,683	32,238
DEFERRED REVENUE	4,496	4,499
DEFERRED RENT	4,343	4,362
OTHER LIABILITIES	1,570	2,478
Total liabilities	126,686	147,532

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 18,345,243 and 18,136,218 shares issued at March 31, 2016 and December 31, 2015, respectively; and 18,311,776 and 18,102,751 outstanding at March 31, 2016 and December 31, 2015, respectively	18	18
Additional paid-in capital	142,149	141,948
Accumulated deficit	(98,539)	(97,787)
Accumulated other comprehensive income (loss)	347	(296)
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	43,850	43,758
Total liabilities and shareholders’ equity	$170,536	$191,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2016	2015
REVENUES:
Service fee revenue	$49,318	$36,708
Product revenue, net	13,607	16,654
Pass-through revenue	12,155	10,484
Total revenues	75,080	63,846
COSTS OF REVENUES:
Cost of service fee revenue	32,274	25,155
Cost of product revenue	12,903	15,708
Cost of pass-through revenue	12,155	10,484
Total costs of revenues	57,332	51,347
Gross profit	17,748	12,499
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, including stock based compensation expense of $766 and $804 in the three months ended March 31, 2016 and 2015, respectively	17,550	13,614
Income (loss) from operations	198	(1,115)
INTEREST EXPENSE, net	484	318
Loss from operations before income taxes	(286)	(1,433)
INCOME TAX EXPENSE	466	260
NET LOSS	$(752)	$(1,693)

NET LOSS PER SHARE:
Basic	$(0.04)	$(0.10)
Diluted	$(0.04)	$(0.10)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	18,325	17,144
Diluted	18,325	17,144
COMPREHENSIVE LOSS:
Net loss	$(752)	$(1,693)
Foreign currency translation adjustment	643	(906)
TOTAL COMPREHENSIVE LOSS	$(109)	$(2,599)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSweb, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(752)	$(1,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,603	3,255
Amortization of debt issuance costs	36	—
Gain on sale of fixed assets	—	20
Provision for doubtful accounts	(32)	11
Provision for excess and obsolete inventory	24	1
Deferred income taxes	34	50
Stock-based compensation expense	766	804
Non-cash compensation expense	—	44
Change in performance-based contingent payments	(1,036)	—
Changes in operating assets and liabilities:
Restricted cash	—	1
Accounts receivable	11,499	7,101
Inventories	834	568
Prepaid expenses, other receivables and other assets	1,748	1,640
Deferred rent	(135)	(148)
Accounts payable, deferred revenue, accrued expenses and other liabilities	(24,965)	(16,070)
Net cash used in operating activities	(8,376)	(4,416)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,367)	(1,270)
Net cash used in investing activities	(1,367)	(1,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	742	517
Decrease in restricted cash	51	227
Payments on performance-based contingent payments	(88)	—
Payments on capital lease obligations	(731)	(581)
Proceeds from debt, net	1,200	3,273
Borrowings on revolver	15,838	—
Payments on revolver	(14,147)	—
Net cash provided by financing activities	2,865	3,436

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	733	(1,108)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,145)	(3,358)

CASH AND CASH EQUIVALENTS, beginning of period	21,781	18,128

CASH AND CASH EQUIVALENTS, end of period	$15,636	$14,770

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and capital leases	$821	$515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. OVERVIEW AND BASIS OF PRESENTATION

PFSweb, Inc. and its direct and indirect subsidiaries are collectively referred to as the “Company”; “Supplies Distributors” refers to Supplies Distributors, Inc. and its subsidiaries; “Retail Connect” refers to PFSweb Retail Connect, Inc.; “REV” collectively refers to REV Solutions, Inc. and REVTECH Solutions India Private Limited; “LAL” refers to LiveAreaLabs, Inc.; “Moda” refers to Moda Superbe Limited; “CrossView” refers to CrossView, Inc.; and “PFSweb” refers to PFSweb, Inc. and its subsidiaries, excluding Supplies Distributors and Retail Connect.

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

Supplies Distributors has obtained financing to fund certain working capital requirements for the sale of primarily Ricoh products. Pursuant to the transaction management services agreements between PFSweb and Supplies Distributors, PFSweb provides to Supplies Distributors transaction management and fulfillment services, such as managed web hosting and maintenance, procurement support, web-enabled customer contact center services, customer relationship management, financial services including billing and collection services, information management, and international distribution services. Supplies Distributors does not have its own sales force and relies upon Ricoh’s sales force and product demand generation activities for its sale of Ricoh products. Supplies Distributors sells its products in the United States, Canada and Europe.

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

Basis of Presentation

The interim condensed consolidated financial statements as of March 31, 2016, and for the three months ended March 31, 2016 and 2015, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2016, its results of operations for the three months ended March 31, 2016 and 2015 and its cash flows for the three months ended March 31, 2016 and 2015. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. The Company bases its estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as the operating environment changes. These changes have been included in the condensed consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 in the section entitled “Risk Factors.” Based on a critical assessment of accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes the Company’s condensed consolidated financial statements are fairly stated in accordance with U.S. GAAP, and provide a fair presentation of the Company’s financial position and results of operations.

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

The Company evaluates its contractual arrangements to determine whether or not they include multiple service elements.  Revenue recognition is determined for the separate service elements of the contract in accordance with the requirements of Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” A deliverable constitutes a separate unit of accounting when it has standalone value and there are no return rights or other contingencies present for the delivered elements. The Company allocates revenue to each element based on estimated selling price. Each of the Company’s client contracts, and the related services, is unique, with individual needs and criteria customized for each client.  Each client engagement is scoped and priced separately and as such the Company is not able to establish vendor specific objective evidence of fair value for its services, nor is third-party evidence available to establish stand-alone selling prices. Accordingly the Company uses management’s best estimate of selling price for the deliverables. The Company establishes its estimates considering internal factors such as margin objectives, pricing practices and controls as well as market conditions such as competitor pricing strategies.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

Under its distributor agreements, Supplies Distributors bills Ricoh for reimbursements of certain expenses, including: pass-through customer marketing programs, including rebates and co-op funds; certain freight costs; direct costs incurred in passing on any price decreases offered by Ricoh to Supplies Distributors or its customers to cover price protection and certain special bids; the cost of products provided to replace defective product returned by customers; and certain other expenses as defined. Supplies Distributors records these reimbursable amounts as they are incurred as other receivables in the condensed consolidated balance sheet with a corresponding reduction in either inventory or cost of product revenue. Supplies Distributors also records pass-through customer marketing programs as a reduction of both product revenue and cost of product revenue.

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

Investment in Affiliates

Priority Fulfillment Services, Inc. (“PFS”) a wholly-owned subsidiary of PFSweb, Inc. has made advances to Supplies Distributors that are evidenced by a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of Supplies Distributors’ debt facilities, the outstanding balance of the Subordinated Note cannot be decreased to less than $2.5 million without prior approval of certain of Supplies Distributors’ lenders. As of March 31, 2016 and December 31, 2015, the outstanding balance of the Subordinated Note was $2.5 million. The Subordinated Note is eliminated in the Company’s condensed consolidated financial statements.

Concentration of Business and Credit Risk

No service fee client relationship represented more than 10% of the Company’s consolidated total revenues during the three months ended March 31, 2016.  No customer or service fee client exceeded 10% of consolidated accounts receivable as of March 31, 2016.

A summary of the nonaffiliated customer and client concentrations as a percentage of product revenue and service fee revenue, respectively, is as follows:

	Three Months Ended
	March 31,
	2016	2015
Product Revenue (as a percentage of total Product Revenue):
Customer 1	15%	13%
Customer 2	14%	14%
Service Fee Revenue (as a percentage of total Service Fee Revenue):
Client 1	10%	15%
Accounts Receivable (as a percentage of consolidated Accounts Receivable):
Client 1	4%	13%

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

Operating Leases

The Company leases certain real estate for its warehouse, call center, sales, professional services and corporate operations, as well as certain equipment, under non-cancelable operating leases that expire at various dates through 2024. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other similar leases. The Company recognizes escalating lease payments on a straight-line basis over the term of each respective lease with the difference between cash payments and rent expense recognized being recorded as deferred rent in the accompanying condensed consolidated balance sheets.

Property and Equipment

The Company’s property held under capital leases totaled approximately $5.5 million at both March 31, 2016 and December 31, 2015, net of accumulated amortization of approximately $5.4 million and $4.6 million, at March 31, 2016 and December 31, 2015, respectively.  Depreciation and amortization expense related to capital leases during the three months ended March 31, 2016 and 2015 was $0.7 million and $0.5 million, respectively.

Income Taxes

The Company records a tax provision primarily associated with state income taxes and its foreign operations. The Company has recorded a valuation allowance for the majority of its domestic net deferred tax assets, which are primarily related to its net operating loss carryforwards and for certain foreign deferred tax assets.

Cash Paid for Interest and Taxes

The Company made payments for interest of approximately $0.4 million and $0.2 million in the three months ended March 31, 2016 and 2015, respectively. Income taxes of approximately $0.1 million and $0.3 million were paid by the Company in the three months ended March 31, 2016 and 2015, respectively.

Impact of Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the fiscal year beginning January 1, 2018, with early adoption permitted for fiscal years

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

beginning January 1, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue Recognition - Principal versus Agent (“ASU 2016-08”) (reporting revenue gross versus net). ASU 2016-08 provides additional guidance on topics addressed in ASU 2014-09. The Company is currently evaluating the impact of the new guidance on the consolidated financial statements and related disclosures.

In August 2015, the FASB issued Accounting Standards Update No. 2015-15, “Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” or ASU 2015-15. ASU 2015-15 adds clarity from the SEC’s perspective on the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The Company’s adoption of ASU 2015-15 did not have a material impact on the unaudited condensed consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases”.  The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendment in this ASU affects all organizations that issue share-based payment awards to employees and is intended to simplify several aspects of the accounting for these awards, including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and allowing an accounting policy election to account for forfeitures as they occur. This standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted, however an entity must adopt all of the amendments in the same period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. Transition guidance is dependent on the individual amendment within the update. The Company is currently evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

3. ACQUISITIONS

Acquisition of Moda

On June 11, 2015, PFSweb, Inc. acquired the outstanding capital stock of Moda, an eCommerce system integrator and consultancy that provides unique digital experiences for fashion brands and retailers.  Moda maintains primary operations in London.  Consideration paid for the shares included an initial £650,000 (approximately $1.0 million) cash payment and 16,116 unregistered shares of Company stock (approximately $0.2 million in value as of the acquisition date).  The purchase agreement provides for future earn-out payments (“Moda Earn-out Payments”) payable in 2016 and 2017 based on Moda’s achievement of certain 2015 and 2016 financial targets, with no guaranteed minimum and an aggregate maximum each year of £500,000 (approximately $0.8 million), in each case, subject to possible offsets for indemnification and other claims arising under the purchase agreement.  Based on Moda’s 2015 financial performance, no payments were due and payable for the 2015 Earn-out Payments.  As of March 31, 2016, the Company has recorded a liability of $0.1 million applicable to the estimated 2016 Earn-out Payments, which is included in other liabilities in the condensed consolidated balance sheets.  The estimated performance-based contingent liability for the Moda 2016 Earn-out payments was reduced from $0.3 million as of December 31, 2015 to $0.1 million as of March 31, 2016 as a result of updated Moda financial projections for 2016.  At the Company’s election, up to 25% of the 2016 Moda Earn-out Payments are payable in restricted shares of common stock of the Company.

The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the assets acquired and liabilities assumed, including a preliminary allocation of purchase price, and the results of operations of Moda have been included in the Company's condensed consolidated financial statements since the date of acquisition which, for the three months ended March 31, 2016, includes $0.4 million of service fee revenue and $0.2 million of net loss. The Company determined fair value using a combination of the discounted cash flow, market multiple and market capitalization valuation methods.

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

Definite lived intangible assets acquired in the Moda acquisition consist of (in thousands):

		March 31, 2016		December 31, 2015		Estimated
	Fair Value	Accumulated	Net Carrying	Accumulated	Net Carrying	Useful Life
	at Acquisition	Amortization	Value	Amortization	Value	from Acquisition

Customer relationships	$309	$(172)	$137	$(141)	$168	1.6 years
Non-compete agreements	31	(16)	15	(12)	19	2.5 years
Total definite lived intangible assets	$340	$(188)	$152	$(153)	$187

Acquisition of CrossView

On August 5, 2015, PFSweb, Inc. acquired substantially all of the assets, and assumed substantially all of the liabilities, in each case, other than certain specified assets and liabilities of CrossView, Inc., (“CrossView”) an ecommerce systems integrator and provider of a wide range of ecommerce services in the U.S. and Canada.

Consideration paid by the Company included an initial cash payment of $30.7 million and 553,223 unregistered shares of Company common stock (approximately $6.3 million in value as of the acquisition date).  The initial cash payment was subject to adjustment based upon a post-closing balance sheet reconciliation.  In addition, the purchase agreement provides for future earn-out payments (“CrossView Earn-out Payments”) payable in 2016, 2017 and 2018 based on the achievement of certain 2015, 2016 and 2017 financial targets.  The CrossView Earn-out Payments have no guaranteed minimum and an aggregate maximum of $18.0 million and are subject to possible offsets for indemnification and other claims.  In April and May of 2016, the Company paid an aggregate of $7.9 million in payment of the 2015 CrossView Earn-out Payments, of which, $1.6 million was paid in Company stock.  The Company will pay 15% of both the 2016 and 2017 earn-outs in restricted shares of Company common stock, based on its then current market value at the time of issuance. As of March 31, 2016 and December 31, 2015, the Company had a receivable of $0.4 million

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

and $1.4 million, respectively, applicable to the post-closing balance sheet reconciliation adjustment.  As of March 31, 2016, the Company has recorded a total liability of $9.4 million applicable to the projected CrossView Earn-out Payments, which is included in performance-based contingent payments and other liabilities in the condensed consolidated balance sheets.  This estimated performance-based liability was reduced from $10.2 million as of December 31, 2015 to $9.4 million as of March 31, 2016 as a result of updated CrossView financial projections for the 2016 and 2017 Earn-out periods.

The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the assets acquired and liabilities assumed, including an allocation of purchase price, and the results of operations of CrossView have been included in the Company's condensed consolidated financial statements since the date of acquisition which, for the three months ended March 31, 2016, includes $7.1 million of service fee revenue and $0.4 million of net loss. The Company determined fair value using a combination of the discounted cash flow, market multiple and market capitalization valuation methods.

The following table summarizes the preliminary estimated fair value of the tangible and intangible assets acquired and liabilities assumed (in thousands):

Accounts receivable	$7,595
Property and equipment	441
Other assets	149
Identifiable intangibles	9,050
Total assets acquired	17,235
Total liabilities assumed	2,556
Net assets acquired	14,679
Goodwill	30,176
Total purchase price	$44,855

Purchase price for CrossView is as follows (in thousands, except share data and stock price):

Number of shares of common stock issued	553,223
Multiplied by PFSweb Inc.'s stock price	$11.40
Share consideration	$6,307
Aggregate cash payments	30,740
Performance-based contingent payments (based on estimated fair value at acquisition date)	9,195
Post-closing balance sheet reconciliation adjustment	(1,387)
Total purchase price	$44,855

The excess of the purchase price over the fair value of the net identifiable assets acquired and liabilities assumed was allocated to goodwill. Total goodwill of $30.2 million, which, given the structure of the acquisition, is expected to be deductible for tax purposes over 15 years.

The Company is amortizing the identifiable intangible assets acquired using a pattern in which the economic benefit of the assets are expected to be realized by the Company over their estimated remaining useful lives. There are no residual values for any of the intangible assets subject to amortization acquired during the CrossView acquisition.

Estimated definite lived assets acquired in the CrossView acquisition consist of (in thousands):

		March 31, 2016		December 31, 2015		Estimated
	Fair Value	Accumulated	Net Carrying	Accumulated	Net Carrying	Useful Life
	at Acquisition	Amortization	Value	Amortization	Value	from Acquisition

Trade names	$1,100	$(275)	$825	$(183)	$917	2.5 years
Non-compete agreements	300	(71)	229	(42)	258	3 years
Customer relationships	6,800	(1,825)	4,975	(1,394)	5,406	9 years
Developed technology	850	(263)	587	(140)	710	2.5-3 years
Total definite lived intangible assets	$9,050	$(2,434)	$6,616	$(1,759)	$7,291

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Definite Lived Assets (in thousands)

		March 31, 2016		December 31, 2015		Estimated
	Fair Value	Accumulated	Net Carrying	Accumulated	Net Carrying	Useful Life
	at Acquisition	Amortization	Value	Amortization	Value	from Acquisition

Trade names	$1,250	$(375)	$875	$(266)	$984	2.25 - 2.5 years
Non-compete agreements	575	(207)	368	(159)	416	1- 3.5 years
Leasehold	45	(29)	16	(24)	21	2.5 years
Customer relationships	8,979	(2,926)	6,053	(2,378)	6,601	1.6 - 9 years
Developed technology	850	(263)	587	(140)	710	2.5-3 years
Other intangibles	468	(405)	63	(390)	78	9 years
Total definite lived intangible assets	$12,167	$(4,205)	$7,962	$(3,357)	$8,810

Definite Lived Intangible Asset Amortization

The Company recognized $0.8 million and $0.2 million of amortization expense related to acquired definite lived intangible assets in selling, general and administrative expenses in the three months ended March 31, 2016 and 2015, respectively. The estimated amortization expense for each of the next five years is as follows (in thousands):

Remaining 2016	$2,548
2017	2,404
2018	1,132
2019	713
2020	502
2021 and thereafter	663

Pro Forma Information

The following table presents selected pro forma information, for comparative purposes, assuming the acquisition of CrossView had occurred on January 1, 2015 (in thousands, except per share amounts):

Three Months Ended
March 31,
2015
Total revenues	$73,041
Net loss	(3,570)
Basic and diluted net loss per share	(0.20)

The unaudited pro forma total revenues and pro forma net loss are not necessarily indicative of the consolidated results of operations for future periods or the results of operations that would have been realized had the Company consolidated CrossView during the periods noted.  Moda did not meet the significant test requirements and thus is not included in the pro forma presentation above.

Acquisition Related Expenses

The acquisitions are expected to enhance the Company’s overall product and service offering to its existing clients and customers as well as support anticipated growth opportunities.  The Company recorded $0.1 million and $0.5 million in the three months ended March 31, 2016 and 2015, respectively, of acquisition related costs in selling, general and administrative expenses in the condensed consolidated statement of operations.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

4. NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share are computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. The following equity awards have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive: 1.2 million and 1.5 million stock options for the three months ended March 31, 2016 and 2015, respectively; 0.6 million and 0.3 million performance shares and restricted stock units for the three months ended March 31, 2016 and 2015, respectively; and 82,000 and 49,000 deferred stock units for the three months ended March 31, 2016 and 2015, respectively.

5. STOCK AND STOCK OPTIONS

On March 23, 2015, pursuant to the Company’s Employee Stock and Incentive Plan, as amended and restated (“the Plan”), the Company issued approximately 12,000 Other Stock-Based Awards and approximately 38,000 Restricted Stock Unit Awards (as such terms are defined in the Plan) to certain of the Company’s executive officers and senior management. The Restricted Stock Unit Awards are subject to three year vesting beginning in 2015 based on continued employment.  The Company also issued additional Restricted Stock Units and Performance-Based Share Awards (as such terms are defined in the Plan) to the Company’s executives and senior management.  Under the terms of these additional 2015 awards, the determination of the number of Restricted Stock Units and Performance Shares that each such individual received was subject to, and calculated by reference to, the achievement by the Company of a performance goal measured by a range of targeted financial performance, as defined, for 2015, as well as, for certain of the Restricted Stock Units, individual performance goals, as defined.  Based on the Company’s 2015 results, the Company issued an aggregate of approximately 283,000 Performance Shares and 84,000 Restricted Stock Units for 2015.  The Performance Shares are subject to annual vesting based upon continued employment and either the achievement of a defined annual financial target or for certain of the Performance Shares, the comparative performance (on an annual and cumulative basis) of the Company’s common stock on NASDAQ compared to the Russell Micro Cap Index.

Total stock-based compensation expense was $0.8 million in both the three months ended March 31, 2016 and 2015 and was included as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

On March 31, 2016, the Company issued additional Restricted Stock Units and Performance-Based Share Awards (as such terms are defined in the Plan) to certain of the Company’s executives and senior management.  Under the terms of these 2016 awards, the number of restricted stock units and performance shares that each such individual may receive is subject to, and calculated by reference to, the achievement by the Company of a performance goal measured by a range of targeted financial performance, as defined, for 2016, as well as, for certain of the restricted stock units, individual performance goals, as defined.  Assuming achievement of the highest financial and individual performance goal, the aggregate maximum number of restricted stock units is approximately 91,000 and the aggregate maximum number of performance shares is approximately 282,000, which performance shares are subject to annual vesting based upon continued employment and for certain of the performance shares, the achievement of a defined annual financial target or the comparative performance (on an annual and cumulative basis) of the Company’s common stock on NASDAQ compared to the Russell Micro Cap Index.

6. VENDOR FINANCING

Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of Ricoh products in the United States, providing financing for eligible Ricoh inventory and certain receivables up to $13.0 million. The agreement has no stated maturity date and provides either party the ability to exit the facility following a 90-day notice. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility, which were $9.6 million and $8.2 million as of March 31, 2016 and December 31, 2015, respectively, as accounts payable in the condensed consolidated balance sheets. As of March 31, 2016, Supplies Distributors had $0.1 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. The credit facility also contains financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and is secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $2.5 million.  Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (4.00% as of March 31, 2016). The facility also includes a monthly service fee.  As of March 31, 2016, the Company was in compliance with all financial covenants.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

7. DEBT AND CAPITAL LEASE OBLIGATIONS;

Outstanding debt and capital lease obligations consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
U.S. Credit Agreement
Revolver	$20,973	$19,283
Term loan	10,000	10,000
Debt issuance costs	(634)	(671)
Master lease agreements	6,509	6,644
Other	102	135
Total	36,950	35,391
Less current portion of long-term debt	6,267	3,153
Long-term debt, less current portion	$30,683	$32,238

U.S. Credit Agreement

In August 2015, PFSweb, Inc. and its U.S. subsidiaries entered into a credit agreement (“Credit Agreement”) with Regions Bank, as agent for itself and one or more future lenders including Bank of America N.A. and HSBC Bank USA, National Association (“the Lenders”).  Under the Credit Agreement, and subject to the terms set forth therein, the Lenders have agreed to provide PFS with a revolving loan facility for up to $32.5 million and a term loan facility for up to $30 million through August 5, 2020.  Subject to the terms of the Credit Agreement, PFS has the ability to increase the total loan facilities to $75 million.  Availability under the revolving loan facility may not exceed a borrowing base of eligible accounts receivable (as defined).  As of March 31, 2016, the Company had $11.5 million and $20.0 million of available credit under the revolving loan facility and term loan facility, respectfully.  Advances under the revolving loan portion of the Credit Agreement are due and payable on August 5, 2020.  Term loan advances amortize during the five year term of the Credit Agreement based upon scheduled percentage payments with the then remaining outstanding balance (potentially up to 65% of the amount borrowed) due on August 5, 2020.  Borrowings under the Credit Agreement accrue interest at a variable rate based on prime rate or Libor, plus an applicable margin.  As of March 31, 2016, the interest rate was 4.5% on $3.0 million of outstanding borrowings, 2.63% on $8.0 million of outstanding borrowings and 2.69% on $10.0 million of outstanding borrowings under the revolving loan facility.  As of March 31, 2016, the interest rate on borrowing under the term loan facility was 2.69%.  In connection with the Credit Agreement, the Company paid $0.6 million of fees, which are being amortized through the life of the Credit Agreement and are reflected as a net reduction in debt. The Credit Agreement is secured by a lien on substantially all of the assets of Company and its U.S. subsidiaries and a pledge of 65% of the shares of certain of the Company’s foreign subsidiaries.  The Credit Agreement contains cross default provisions, various restrictions upon the Company’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum consolidated fixed charge ratio and a maximum consolidated leverage ratio.

Debt Covenants

To the extent the Company or any of its subsidiaries fail to comply with its covenants applicable to its debt or vendor financing obligations, including the periodic financial covenant requirements, such as profitability and cash flow, and required level of shareholders’ equity or net worth, (as defined), the Company would be required to obtain a waiver from the lender or the lender would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral and enforcement of payment under the Company parent guarantee. Any acceleration of the repayment of the credit facilities may have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. As of and for the three months ended March 31, 2016, the Company was in compliance with all debt covenants.

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

	Three Months Ended
	March 31,
	2016	2015
Revenues (in thousands):
PFSweb	$60,988	$46,709
Business and Retail Connect	17,944	20,834
Eliminations	(3,852)	(3,697)
	$75,080	$63,846
Income (loss) from operations (in thousands):
PFSweb	$(297)	$(1,662)
Business and Retail Connect	495	547
	$198	$(1,115)
Depreciation and amortization (in thousands):
PFSweb	$3,597	$3,231
Business and Retail Connect	6	24
	$3,603	$3,255
Capital expenditures (in thousands):
PFSweb	$1,367	$1,270
Business and Retail Connect	—	—
	$1,367	$1,270

	March 31,	December 31,
	2016	2015
Assets (in thousands):
PFSweb	$141,767	$151,064
Business and Retail Connect	40,427	50,682
Eliminations	(11,658)	(10,456)
	$170,536	$191,290

9. RELATED PARTY TRANSACTIONS

In September 2014, the Company purchased all of the stock of REV Solutions, Inc. and REVTech Solutions India Private Limited from Mr. Steven Stephan, currently a Senior Vice President of the Company, and other shareholders in a transaction which, in addition to a closing payment, provided for earn-out payments based on the achievement of certain metrics for each of calendar years 2014 and 2015. Since January 1, 2015, the Company has paid Mr. Stephan an aggregate of $2.4 million and has issued 38,574 shares of common stock as the final purchase price earn-out payments associated with such transaction.

10. COMMITMENTS AND CONTINGENCIES

The Company received municipal tax abatements in certain locations. In prior years, the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to the Company’s tax abatement. The Company disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against the Company and the timing of the related payments has not been finalized. As of March 31, 2016, the Company believes it has adequately accrued for the expected assessment.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

Forward-Looking Information

We have made forward-looking statements in this Report on Form 10-Q. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “seek,” “strive,” “believe,” “expect,” “anticipate,” “predict,” “potential,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “target” and “estimate” or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to those set forth above or elsewhere in this Report on Form 10-Q and our Form 10-K for the year ended December 31, 2015, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:

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

•	our dependence upon our agreements with our major clients;
•	our client mix, their business volumes and the seasonality of their business;
•	our ability to finalize pending client and customer contracts;
•	the impact of strategic alliances and acquisitions;
•	trends in e-commerce, outsourcing, government regulation, both foreign and domestic, and the market for our services;
•	whether we can continue to manage growth;
•	increased competition;
•	our ability to generate more revenue and achieve sustainable profitability;
•	effects of changes in profit margins;
•	the customer and supplier concentration of our business;
•	our reliance on third-party providers and other subcontracted services;
•	the unknown effects of possible system failures and rapid changes in technology;
•	foreign currency risks and other risks of operating in foreign countries;
•	potential litigation;
•	our dependency upon key personnel;
•	our ability to retain seasonal and temporary workers;
•	the impact of new accounting standards and changes in existing accounting rules or the interpretations of those rules;
•	our ability to raise additional capital or obtain additional financing;
•	our ability, and the ability of our subsidiaries, to borrow under current financing arrangements and maintain compliance with debt covenants;
•	our relationship with, and our guarantees of, certain of the liabilities and indebtedness of our subsidiaries; and
•	taxation on the sale of our products and provision of our services.

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

Key Transactions and Events

During 2015, we were impacted by the following key transactions and events that also affect comparability of our results to prior periods and are discussed further in our Form 10-K for the year ended December 31, 2015:

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

We refer to the standard PFSweb seller services financial model as the Service Fee model. In this model, our clients own the inventory and are the merchants of record and engage us to provide various infrastructure, technology and digital agency services in support of their business operations. We derive our service fee revenues from a broad range of service offerings that include digital agency and marketing, eCommerce technologies, system integration, order management, customer care, logistics and fulfillment, financial management and professional consulting. We offer our services as an integrated solution, which enables our clients to outsource their complete ecommerce needs to a single source and to focus on their core competencies though clients are also able to select individual or groupings of our various service offerings on an à la carte basis. We currently provide services to clients that operate in a range of vertical markets, including technology manufacturing, computer products, cosmetics, fragile goods, coins and collectibles, apparel, telecommunications, consumer electronics and consumer packaged goods, among others.

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

Growth is a key element to achieving our future goals, including achieving and maintaining sustainable profitability. Growth in our Service Fee and Agent models is driven by two main elements: new client relationships and organic growth from existing clients. We focus our sales efforts on larger contracts with brand-name companies within four primary target markets, health and beauty, home goods and collectibles, fashion and consumer packaged goods, which, by nature, require a longer duration to close but also have the potential to be higher quality and longer duration engagements. The acquisition of Moda in June 2015 and CrossView in August 2015 expanded our service offering capabilities and added new client relationships, which we currently expect to enhance our growth opportunities.

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

Results of Operations For the Interim Periods Ended March 31, 2016 and 2015

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenue (in millions):

	Three Months Ended March 31,
				% of Net Revenues
	2016	2015	Change	2016	2015
Revenues
Service fee revenue	$49.3	$36.7	$12.6	65.7%	57.5%
Product revenue, net	13.6	16.7	(3.1)	18.1%	26.1%
Pass-through revenue	12.2	10.5	1.7	16.2%	16.4%
Total net revenues	75.1	63.9	11.2	100.0%	100.0%
Cost of Revenues
Cost of service fee revenue (1)	32.3	25.2	7.1	65.4%	68.5%
Cost of product revenue (2)	12.9	15.7	(2.8)	94.8%	94.3%
Pass-through cost of revenue (3)	12.2	10.5	1.7	100.0%	100.0%
Total cost of revenues	57.4	51.4	6.0	76.4%	80.4%
Service fee gross profit	17.0	11.5	5.5	34.6%	31.5%
Product revenue gross profit	0.7	1.0	(0.3)	5.2%	5.7%
Pass-through gross profit	—	—	—	—	—
Total gross profit	17.7	12.5	5.2	23.6%	19.6%
Selling General and Administrative expense	17.6	13.6	4.0	23.4%	21.3%
Loss from operations	0.1	(1.1)	1.2	0.3%	(1.7)%
Interest expense, net	0.4	0.3	0.1	0.6%	0.5%
Loss before income taxes	(0.3)	(1.4)	1.1	(0.4)%	(2.2)%
Income tax expense (benefit), net	0.5	0.3	0.2	0.6%	0.4%
Net loss	$(0.8)	$(1.7)	$0.9	(1.0)%	(2.7)%

(1)	% of net revenues represents the percent of Service fee revenue.
(2)	% of net revenues represents the percent of Product revenue, net.
(3)	% of net revenues represents the percent of Pass-through revenue.

Service Fee Revenue. The increase in service fee revenue for the three months ended March 31, 2016, as compared to the same period of the prior year, was primarily due to the impact of expanded and new client relationships, including service fee revenues generated by our acquired subsidiaries Moda in June 2015 and CrossView in August 2015, partially offset by the conclusion or reduction of operations of several client programs that were in effect during the three months ended March 31, 2015.

The change in service fee revenue, excluding pass-through revenue, is shown below (millions):

Three
Months
Period ended March 31, 2015	$36.7
New service contract relationships	12.7
Change in existing client service fees	2.1
Terminated client relationships not included in 2016 revenue	(2.2)
Period ended March 31, 2016	$49.3

When considering client relationships, we define an existing client to be a client from whom we earned revenue in both the current and prior year; we define a new client to be a client from whom we only earned revenue in the current year; and we define a terminated client as a client from whom we only earned revenue in the prior year.  The new service contract relationships include approximately $7.5 million of revenue earned by Moda and Crossview in the three months ended March 31, 2016, subsequent to their acquisition dates.   Service fee revenue for the three month ended March 31, 2016 includes approximately $0.5 million of service fee revenues from clients who concluded their relationship with us during 2016.  Based on current client projections, we expect the reduction in revenue from terminated client programs to be more than offset by service fee revenue generated in 2016 by new or expanded client opportunities and revenues generated by our newly acquired subsidiaries.  For calendar year 2016, we are currently targeting an increase in service fee revenues of approximately 20-25% as compared to calendar year 2015, including the impact of a full year of operations for our CrossView and Moda subsidiaries versus a partial year in 2015.

Product Revenue, net. Product revenue was $13.6 million for the three months ended March 31, 2016, which represents a decrease of $3.1 million, or 18.3% as compared to the same quarter of the prior year. This reduction in revenue is primarily due to the operational restructuring by Ricoh of its business, including discontinuance of certain product lines, which has resulted, and is expected to continue to result, in lower product revenue from the sale of Ricoh products. We currently expect product revenue to continue to decline and be approximately $45 million to $50 million for calendar year 2016.

Cost of Service Fee Revenue. Gross profit as a percentage of service fees increased to 34.6% in three month period ended March 31, 2016 from 31.5% in the same period of 2015. The improved gross margin is primarily due to an increased percentage of our service fees being generated from our higher margin professional services activity, including our agency and technology services, which were further bolstered by our acquisitions of Moda and CrossView in mid-2015.  The gross profit percentage in each period included the benefit of higher margin project activity.

We target to earn an overall average gross profit on our service fee activity of 27-32% on existing and new service fee contracts, but we have accepted, and may continue to accept, lower gross margin percentages on certain contracts depending on contract scope and other factors, including projected volumes. We are focused on continuing to increase our level of higher margin service fee activity, including our professional and technology services, to help offset other lower margin activities. Based on our currently projected continued growth in the professional services area of our business, including the benefit of our acquisitions, we are projecting to be at the higher end of the targeted range for calendar year 2016. Our service fee gross profit will continue to be impacted by the relative-proportion of our infrastructure related services versus our professional services activity, as well as project work.

Cost of Product Revenue. Cost of product revenue decreased by $2.8 million, or 17.9%, to $12.9 million in the three months ended March 31, 2016. The resulting gross profit margin was $0.7 million, or 5.2% of product revenue, for the three months ended March 31, 2016 and $1.0 million, or 5.7% of product revenue, for the comparable 2015 period.  We currently expect our product revenue gross profit margin to be approximately 5% for calendar year 2016.

Selling, General and Administrative (“SG&A”)Expenses. SG&A expenses for the three months ended March 31, 2016 and 2015 were $17.6 million and $13.6 million, respectively. As a percentage of total net revenue, SG&A expenses were 23.4% in the three months ended March 31, 2016 and 21.3% in the corresponding prior year period. The three months ended March 31, 2016 include $3.5 million (including $0.6 million of amortization of acquisition related intangible assets) applicable to our new Moda and CrossView subsidiaries which were not yet acquired as of the March 31, 2015 period.  This increase was partially offset by a $0.6 million reduction in acquisition and restructuring related costs in the three months ended March 31, 2016 as compared to the prior year.  In addition, the three months ended March 31, 2016 includes a $1.0 million offset resulting from revised estimates of certain performance-based contingent payments based on our current 2016 and 2017 projected financial results for Moda and CrossView.  Excluding the acquisition and restructuring related costs, performance-based contingent payment adjustments and amortization of acquired identifiable intangible assets in the three months ended March 31, 2016 and 2015, SG&A expenses were 23.4% and 19.7% of total revenues in the three months ended March 31, 2016 and 2015, respectively.  The remaining increase in percentage is primarily due to the increase in personnel related expenses as well as sales and marketing activities to support our growth.  We currently expect our SG&A expenses will continue to increase in 2016, as compared to 2015, as we include a full year of expenses for Moda and CrossView, incur additional expenditures related to our sales and marketing activities and incur a full year of amortization for identifiable intangible assets acquired in our Moda and Crossview acquisitions.  In addition, SG&A expense during calendar year 2016 may include further performance-based contingent payment adjustments arising from changes in our 2016 and 2017 financial projections for Moda and CrossView.

Income Taxes. We recorded a tax provision associated primarily with state income taxes and the majority of our international operations. A valuation allowance has been provided for the majority of our U.S. domestic net deferred tax assets, which are primarily related to our net operating loss carryforwards, and for certain foreign deferred tax assets.

Liquidity and Capital Resources

During the three months ended March 31, 2016, we used $8.4 million of cash for operating activities, primarily due to a:

•

$25.0 million net decrease in accounts payable, deferred revenue, accrued expenses and other liabilities primarily due to reduced service fee business liabilities as a result of reduced business volumes following the seasonally higher fourth quarter of 2015 and reduced inventory purchases as a result of a reduction in product revenue.

The use of cash during the three months ended March 31, 2016 was partially offset by a:

•	$11.5 million decrease in accounts receivable primarily applicable to reduced service fee revenue activity as compared to the seasonally higher fourth quarter of 2015;
•	$2.6 million of cash income from operations before working capital changes; and
•	$1.7 million decrease in prepaid expenses, other receivables and other assets primarily due to the timing of certain payments.

During the three months ended March 31, 2015, we used $4.4 million of cash for operating activities, primarily due to a:

•

$16.1 million decrease in accounts payable, deferred revenue, accrued expenses and other liabilities in part due to reduced inventory purchases as a result of a reduction in product revenue and reduced service fee business liabilities due to reduced business volumes following the seasonally higher fourth quarter of 2014;

The use of cash during the three months ended March 31, 2015 was partially offset by a:

•	$7.1 million decrease in accounts receivable primarily applicable to reduced service fee revenue activity as compared to our seasonally higher fourth quarter of 2014;
•	$2.5 million of cash income from operations before working capital changes;
•	$1.6 million decrease in prepaid expenses, other receivables and other assets primarily due to the timing of certain payments; and
•	$0.6 million decrease in inventories primarily applicable to our Ricoh related product revenue business.

Cash proceeds from debt, net of any debt and capital lease payments was $2.2 million during the three months ended March 31, 2016 and $2.7 million during the same period of 2015.

Net proceeds from the issuance of common stock were $0.7 million and $0.5 million during the three months ended March 31, 2016 and 2015, respectively.

We incurred capital expenditures of $1.4 million and $1.3 million in the three month periods ended March 31, 2016 and 2015, respectively, exclusive of $0.8 million and $0.5 million in each period, respectively, of property and equipment acquired under debt and capital lease financing, which consisted primarily of capitalized software costs and equipment purchases.

Capital expenditures have historically consisted of additions to upgrade our management information systems, development of customized technology solutions to support and integrate with our service fee clients and general expansion and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures to support new contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate our total investment in upgrades and additions to facilities and information technology solutions and services for the upcoming twelve months, including costs to implement new clients, will be approximately $14 million to $17 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. To maintain our current operating cash position, a portion of these expenditures may be financed through client reimbursements, debt, operating or capital leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event we do not obtain the financial results necessary to support such investments.

During the three months ended March 31, 2016, our working capital decreased to $11.3 million from $12.4 million at December 31, 2015 due to utilization in the March 31, 2016 period of short-term financing under the Company’s senior bank facility to support a portion of its financing needs, including purchases of property and equipment, partially offset by proceeds from the issuance of common stock.

The 2014 purchase prices for REV and LAL included performance-based contingent payments for future earn-out payments payable in 2016 based on REV’s and LAL’s 2015 financial targets, which were paid in April 2016. The purchase price for Moda includes performance-based contingent payments for future earn-out payments payable in 2017 based on Moda’s 2016 financial targets, with no guaranteed minimum and a £500,000 maximum contractual earn-out.  The purchase price for CrossView includes performance-based contingent payments for future earn-out payments payable in 2016, 2017 and 2018 based on CrossView’s achievement of certain 2015, 2016 and 2017 financial targets, of which $18.0 million is the aggregate maximum contractual earn-out. As of March 31, 2016, we have accrued $13.0 million for future performance-based contingent payments applicable to all of these acquisitions (as compared to the aggregate maximum remaining contingent earn-out payment of $23.3 million), which is included in performance-based contingent payments and other liabilities in the condensed consolidated balance sheets, and of which an aggregate of $11.4 million was paid in April and May 2016, consisting of $9.3 million paid in cash and $2.1 million paid in PFSweb common stock.

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

As of March 31, 2016, we have secured term and revolving loan facilities described below which contain both financial and non-financial covenants. To the extent we fail to comply with our debt covenants, including the financial covenant requirements and we are not able to obtain a waiver, the lenders would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral.  An acceleration of the repayment of our credit facility obligations will have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all such obligations. As of March 31, 2016, we were in compliance with all debt covenants. Further, non-renewal of any of our credit facilities may have a material adverse impact on our business and financial condition. Other than performance-based contingent payments applicable to our acquisitions, and our capital and operating lease commitments, we do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.

We receive municipal tax abatements in certain locations. In prior years, we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to our tax abatement. We disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against us and the timing of the related payments has not been finalized. As of March 31, 2016, we believe we have adequately accrued for the expected assessment.

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

PFS Financing

We have a credit agreement (“Credit Agreement”) with Regions Bank, as agent for itself, Bank of America N.A., HSBC Bank USA, National Association and one or more future lenders (the “Lenders”). Under this Credit Agreement, and subject to the terms set forth therein, the Lenders have agreed to provide a revolving loan facility for up to $32.5 million and a term loan facility for up to $30 million. Subject to the terms of the Credit Agreement, we have the ability to increase the total loan facilities to $75 million.  Availability under the revolving loan facility may not exceed a borrowing base of eligible accounts receivable (as defined). Advances under the Credit Agreement accrue interest at a variable rate, plus an applicable margin, and have a five year maturity, with scheduled amortization payments for term loan advances. The Credit Agreement is secured by a lien on substantially all of the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the shares of certain of the Company’s foreign subsidiaries.  The Credit Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum fixed charge ratio and a maximum leverage ratio.

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

Critical Accounting Policies

A description of our critical accounting policies is included in Note 2 of the condensed consolidated financial statements in our December 31, 2015 Annual Report on Form 10-K and Note 2 of this report.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). As of March 31, 2016, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the period that ended on March 31, 2016, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

In addition to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission, our business, financial condition and operating results could be adversely affected by any or all of the following factors.

Risks Related to Our Business

We operate with significant levels of indebtedness and are required to comply with certain financial and non-financial covenants; we are required to maintain a minimum level of subordinated loans to our subsidiary Supplies Distributors; and we have guaranteed certain indebtedness and obligations of our subsidiaries.

As of March 31, 2016, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of Ricoh product inventory, was approximately $47 million. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. A non-renewal, default under or acceleration of any of our credit facilities may have a material adverse impact upon our business and financial condition. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so.

Our business is subject to the risk of customer and supplier concentration.

For the three months ended March 31, 2016, one client represented more than 10% of our service fee revenue and we currently expect this client to represent approximately 10% of our service fee revenue for calendar year 2016. Most of our client agreements state a contract expiration date, but many also include an early termination clause permitting the client to terminate the contract for convenience prior to its stated expiration date or to reduce the scope of services or delay the commencement of services to be provided under the contract.  Termination, reduction, or delay of our services under a contract could result from factors unrelated to our work product or the progress of the project, such as factors related to business or financial conditions of the client, changes in client strategies or the domestic or global economy generally. The early termination, reduction or substantial delay of services with any significant client, or nonrenewal of any significant client contract, or the nonpayment of a material amount of our service fees by a significant client, could have a material adverse effect upon our business, results of operation and financial condition.

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

Sales by Supplies Distributors to two customers in the aggregate accounted for approximately 29% of Supplies Distributors’ total product revenue for the three months ended March 31, 2016 and 5% of consolidated net revenue. The loss of one or both of such customers, or non-payment of any material amount by these or any other customer, would have a material adverse effect upon Supplies Distributors’ business, results of operations and financial condition.

Risks Related to Our Stock

Our stock price could decline if a significant number of shares become available for sale.

As of March 31, 2016, we have issued an aggregate of (i) 1.2 million stock options outstanding to employees, directors and others with a weighted average exercise price of $7.21 per share (ii) 509,000 performance shares of common stock, of which 177,000 are vested and the remainder of which may vest, subject to satisfaction of vesting conditions, over the next one to three years, (iii) 105,000 restricted stock units, of which 72,000 are vested and the remainder of which may vest subject to satisfaction of vesting conditions, over the next two years, and (iv) 82,000 deferred stock units to the non-employee members of our Board of Directors under which the underlying shares will be issued upon the termination of service of the holder.  The current and future issuance and/or vesting of shares of our common stock under the foregoing stock awards, performance shares and deferred stock units, sales of substantial amounts of common stock in the public market following the issuance and/or vesting of such shares, and/or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.

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

10.1*	Lease agreement dated March 17, 2016 by and between Stateline J, LLC and Priority Fulfillment Services, Inc.
10.2*	Guaranty dated March 21, 2016 by PFSweb, Inc., in favor of Stateline J, LLC.
10.3*	Deed of Sub-Lease dated December 31, 2015 by and between Milestone Buildcon Private Limited and PFSweb Global Services Private Limited.
31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).
(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended December, 31, 2005 filed on March 31, 2006.
(3)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 13, 2007.
(4)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 2, 2008.
(5)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 14, 2009.
(6)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 2, 2010.
(7)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 18, 2013.
(8)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 19, 2015.
(9)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 30, 2015.
*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2016

PFSweb, Inc.

By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer
Chief Accounting Officer
Executive Vice President