Form 10-Q
period 2016-06-30
PFSWEB INC
filed 2016-08-09
CIK 1095315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

At August 5, 2016 there were 18,700,125 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES

Form 10-Q

June 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PFSweb, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	(Unaudited)
	June 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,692	$21,781
Restricted cash	219	275
Accounts receivable, net of allowance for doubtful accounts of $485 and $600 at June 30, 2016 and December 31, 2015, respectively	60,418	70,700
Inventories, net of reserves of $607 and $739 at June 30, 2016 and December 31, 2015, respectively	8,049	9,262
Other receivables	4,926	8,704
Prepaid expenses and other current assets	5,841	5,662
Total current assets	96,145	116,384
PROPERTY AND EQUIPMENT, net	26,915	24,093
IDENTIFIABLE INTANGIBLES, net	9,295	8,810
GOODWILL	45,601	39,829
OTHER ASSETS	2,294	2,174
Total assets	$180,250	$191,290
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$5,166	$3,153
Trade accounts payable	39,649	51,170
Deferred revenue	6,377	7,390
Performance-based contingent payments	867	11,679
Accrued expenses	23,950	30,563
Total current liabilities	76,009	103,955
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	49,864	32,238
DEFERRED REVENUE	4,413	4,499
DEFERRED RENT	4,918	4,362
OTHER LIABILITIES	543	2,478
Total liabilities	135,747	147,532

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 18,724,551 and 18,136,218 shares issued at June 30, 2016 and December 31, 2015, respectively; and 18,691,084 and 18,102,751 outstanding at June 30, 2016 and December 31, 2015, respectively	18	18
Additional paid-in capital	144,662	141,948
Accumulated deficit	(100,721)	(97,787)
Accumulated other comprehensive income (loss)	669	(296)
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	44,503	43,758
Total liabilities and shareholders’ equity	$180,250	$191,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUES:
Service fee revenue	$51,166	$39,075	$100,484	$75,783
Product revenue, net	11,380	13,658	24,987	30,312
Pass-through revenue	14,653	10,443	26,809	20,927
Total revenues	77,199	63,176	152,280	127,022
COSTS OF REVENUES:
Cost of service fee revenue	34,381	26,645	66,655	51,800
Cost of product revenue	10,742	12,911	23,644	28,619
Cost of pass-through revenue	14,653	10,443	26,809	20,927
Total costs of revenues	59,776	49,999	117,108	101,346
Gross profit	17,423	13,177	35,172	25,676
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, including stock based compensation expense of $629 and $1,150 in the three months ended June 30, 2016 and 2015, respectively, and $1,396 and $1,954 in the six months ended June 30, 2016 and 2015, respectively	18,808	14,676	36,358	28,290
Loss from operations	(1,385)	(1,499)	(1,186)	(2,614)
INTEREST EXPENSE, net	609	223	1,094	541
Loss from operations before income taxes	(1,994)	(1,722)	(2,280)	(3,155)
INCOME TAX EXPENSE	188	178	654	438
NET LOSS	$(2,182)	$(1,900)	$(2,934)	$(3,593)

NET LOSS PER SHARE:
Basic	$(0.12)	$(0.11)	$(0.16)	$(0.21)
Diluted	$(0.12)	$(0.11)	$(0.16)	$(0.21)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	18,627	17,368	18,477	17,257
Diluted	18,627	17,368	18,477	17,257
COMPREHENSIVE LOSS:
Net loss	$(2,182)	$(1,900)	$(2,934)	$(3,593)
Foreign currency translation adjustment	669	238	965	(668)
TOTAL COMPREHENSIVE LOSS	$(1,513)	$(1,662)	$(1,969)	$(4,261)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSweb, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,934)	$(3,593)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,403	6,564
Amortization of debt issuance costs	73	—
Gain on sale of fixed assets	—	20
Provision for doubtful accounts	18	16
Provision for excess and obsolete inventory	27	9
Deferred income taxes	(9)	39
Stock-based compensation expense	1,396	1,954
Non-cash compensation expense	—	87
Change in performance-based contingent payments	(1,768)	—
Changes in operating assets and liabilities:
Restricted cash	—	34
Accounts receivable	11,930	15,607
Inventories	1,205	109
Prepaid expenses, other receivables and other assets	4,867	3,854
Deferred rent	921	(282)
Accounts payable, deferred revenue, accrued expenses and other liabilities	(20,012)	(18,307)
Net cash provided by operating activities	3,117	6,111

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,553)	(1,946)
Acquisitions, net of cash acquired	(8,320)	(878)
Net cash used in investing activities	(14,873)	(2,824)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	1,037	1,189
Decrease in restricted cash	56	112
Payments on performance-based contingent payments	(9,454)	(2,043)
Payments on capital lease obligations	(1,415)	(1,081)
Taxes paid on behalf of employees for withheld shares	(1,307)	(588)
Payments on debt, net	(2,492)	(2,212)
Borrowings on term loan	12,000	—
Borrowings on revolver	42,839	—
Payments on revolver	(35,095)	—
Net cash provided by (used in) financing activities	6,169	(4,623)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	498	(1,071)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,089)	(2,407)

CASH AND CASH EQUIVALENTS, beginning of period	21,781	18,128

CASH AND CASH EQUIVALENTS, end of period	$16,692	$15,721

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and capital leases	$1,654	$1,637

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1. OVERVIEW AND BASIS OF PRESENTATION

PFSweb, Inc. and its direct and indirect subsidiaries are collectively referred to as the “Company”; “Supplies Distributors” refers to Supplies Distributors, Inc. and its subsidiaries; “Retail Connect” refers to PFSweb Retail Connect, Inc.; “REV” collectively refers to REV Solutions, Inc. and REVTECH Solutions India Private Limited; “LAL” refers to LiveAreaLabs, Inc.; “Moda” refers to Moda Superbe Limited; “CrossView” refers to CrossView, Inc.; “Conexus” refers to Conexus Limited and “PFSweb” refers to PFSweb, Inc. and its subsidiaries, excluding Supplies Distributors and Retail Connect.

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

Supplies Distributors also maintains agreements with certain additional clients where it operates as an agent for the resale of product between the client and the clients’ customer, and records product revenue net of cost of product revenue as a component of service fee revenue. PFSweb also provides various transaction management services to Supplies Distributors under these arrangements.

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

Basis of Presentation

The interim condensed consolidated financial statements as of June 30, 2016, and for the three and six months ended June 30, 2016 and 2015, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2016, its results of operations for the three and six months ended June 30, 2016 and 2015 and its cash flows for the six months ended June 30, 2016 and 2015. Certain prior-year amounts have been reclassified to conform to the current year's presentation. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.

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

Advances to Affiliates

Priority Fulfillment Services, Inc. (“PFS”) a wholly-owned subsidiary of PFSweb, Inc. has made advances to Supplies Distributors that are evidenced by a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of Supplies Distributors’ debt facilities, the outstanding balance of the Subordinated Note cannot be decreased to less than $2.5 million without prior approval of certain of Supplies Distributors’ lenders. As of June 30, 2016 and December 31, 2015, the outstanding balance of the Subordinated Note was $2.5 million. The Subordinated Note is eliminated in the Company’s condensed consolidated financial statements.

Concentration of Business and Credit Risk

One service fee client relationship represented approximately 10% of the Company’s consolidated total revenues during the six months ended June 30, 2016. No customer or service fee client exceeded 10% of consolidated accounts receivable as of June 30, 2016.

A summary of the nonaffiliated customer and client concentrations as a percentage of product revenue and service fee revenue, respectively, is as follows:

	Six Months Ended
	June 30,
	2016	2015
Product Revenue (as a percentage of total Product Revenue):
Customer 1	13%	15%
Customer 2	15%	14%
Service Fee Revenue (as a percentage of total Service Fee Revenue):
Client 1	10%	15%

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

Operating Leases

The Company leases certain real estate for its warehouse, call center, sales, professional services and corporate operations, as well as certain equipment, under non-cancelable operating leases that expire at various dates through 2026. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other similar leases. The Company recognizes escalating lease payments on a straight-line basis over the term of each respective lease with the difference between cash payments and rent expense recognized being recorded as deferred rent in the accompanying condensed consolidated balance sheets.

Property and Equipment

The Company’s property held under capital leases totaled approximately $5.6 million and $5.5 million, net of accumulated amortization of approximately $4.8 million and $4.6 million, at June 30, 2016 and December 31, 2015, respectively. Depreciation and amortization expense related to capital leases during six months ended June 30, 2016 and 2015 was $1.4 million and $1.0 million, respectively.

Income Taxes

The Company records a tax provision primarily associated with state income taxes and its foreign operations. The Company has recorded a valuation allowance for the majority of its domestic net deferred tax assets, which are primarily related to its net operating loss carryforwards, and for certain foreign deferred tax assets.

Cash Paid for Interest and Taxes

The Company made payments for interest of approximately $0.8 million and $0.3 million in the six months ended June 30, 2016 and 2015, respectively. Income taxes of approximately $0.6 million and $0.7 million were paid by the Company during the six months ended June 30, 2016 and 2015, respectively.

Impact of Recently Issued Accounting Standards

Accounting Standards Recently Adopted

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendment in this ASU affects all organizations that issue share-based payment awards to employees and is intended to simplify several aspects of the accounting for these awards, including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and allowing an accounting policy election to account for forfeitures as they occur. As permitted by ASU 2016-09, the Company elected to early adopt ASU 2016-09 in the quarter ended June 30, 2016 with an effective date of January 1, 2016. As a result of the adoption, the Company recognized previously unrecognized excess tax benefits of $1.9 million, which was offset by a valuation

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

allowance in the same amount as the Company does not believe, on a more-likely-than-not basis, the net operating losses will be realized. The adoption of ASU 2016-09 resulted in a cumulative adjustment to equity, subject to a full valuation allowance, as of January 1, 2016.

The Company has not yet adopted and is currently assessing the potential effect of the following pronouncements on its condensed consolidated financial statements and related disclosures:

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the fiscal year beginning January 1, 2018, with early adoption permitted for fiscal years beginning January 1, 2017. The FASB has also issued the following standards which clarify ASU 2014-09 and have the same effective date as the original standard:

•	ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net);
•	ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and
•	ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.

In February 2016, the FASB issued ASU 2016-02, “Leases”. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

3. ACQUISITIONS

Acquisitions have been recorded using the purchase method of accounting for business combinations.

Acquisition Related Expenses

The acquisitions discussed below are expected to enhance the Company’s overall service offering to its existing clients and customers as well as support anticipated growth opportunities. For the three months ended June 30, 2016 and 2015, acquisition related costs were $1.4 million and $0.9 million, respectively, and for the six months ended June 30, 2016 and 2015, acquisition related costs were $1.6  million and $1.3 million, respectively, and recognized in selling, general and administrative expenses in the condensed consolidated statements of operations.

2016 Acquisition

Acquisition of Conexus

On June 8, 2016, PFSweb, Inc. acquired the outstanding capital stock of Conexus, an eCommerce system integrator that provides strategic consulting, system integration, and managed services for leading businesses and technology companies. Conexus maintains primary operations in Basingstoke, Hampshire (U.K.). The purchase price for the shares consists of (i) an initial cash payment of £5,855,000 (approximately $8.5 million), subject to a post-closing adjustment based upon a May 31, 2016 balance sheet analysis to be completed following the closing, and (ii) up to an aggregate maximum of £1,445,000 (approximately $1.9 million at June 30, 2016), subject to Conexus achieving certain operational and financial targets during the post-closing period ending December

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

31, 2016 (the “Earn-out Payments”), subject to possible offsets for indemnification and other claims arising under the purchase agreement. Up to 40% (but not to exceed £450,000) (approximately $0.6 million at June 30, 2016) of the Earn-out Payments may be paid by the issuance of restricted shares of PFSweb common stock, based on its then current market value at the time of issuance. As of June 30, 2016, the Company has recorded a liability of $0.6 million applicable to the estimated Earn-out Payments, which is included in performance-based contingent payments in the condensed consolidated balance sheets.

The results of operations of Conexus have been included in the Company's condensed consolidated financial statements since the date of acquisition which, for the three and six months ended June 30, 2016, includes $0.5 million of service fee revenue and $0.3 million of net loss. The net loss for Conexus for the three months ended June 30, 2016 included $0.5 million of acquisition related costs. Additional acquisition related costs applicable to the Conexus acquisition of approximately $1.0 million and $1.1 million were also incurred by the Company during the three and six month ended June 30, 2016, respectively. The Company determined fair value using a combination of the discounted cash flow, market multiple and market capitalization valuation methods. The Company is in the process of finalizing the purchase price allocation and, accordingly, the following preliminary allocation of the purchase price is subject to adjustment.

The following table summarizes the preliminary estimated fair value of the tangible and intangible assets acquired and liabilities assumed (in thousands):

Cash	$156
Accounts receivable, net	1,458
Other receivables	1,434
Property and equipment	200
Other assets	82
Intangible assets	2,181
Total assets acquired	5,511
Total liabilities assumed	2,211
Net assets acquired	3,300
Goodwill	5,772
Total purchase price	$9,072

Aggregate cash payments	8,476
Performance-based contingent payments (based on estimated fair value at acquisition date)	596
Total purchase price	$9,072

The excess of the purchase price over the fair value of the net identifiable assets acquired and liabilities assumed was allocated to goodwill. Total goodwill of $5.8 million, none of which is deductible for tax purposes, is not being amortized but is subject to an annual impairment test using a fair-value-based approach.

The Company is amortizing the identifiable intangible assets acquired using a pattern in which the economic benefit of the assets are expected to be realized by the Company over their estimated remaining useful lives. There are no residual values for any of the intangible assets subject to amortization acquired during the Conexus acquisition. Estimated definite lived intangible assets acquired in the Conexus acquisition consist of customer relationships of $1.5 million, with an estimated useful life of approximately      five years and developed technology of $0.7 million, with an estimated useful life of approximately three years.

2015 Acquisitions

Acquisition of Moda

On June 11, 2015, PFSweb, Inc. acquired the outstanding capital stock of Moda, an eCommerce system integrator and consultancy that provides unique digital experiences for fashion brands and retailers. Moda maintains primary operations in London. Consideration paid for the shares included an initial £650,000 (approximately $1.0 million) cash payment and 16,116 unregistered shares of Company stock (approximately $0.2 million in value as of the acquisition date). The purchase agreement provides for future earn-out payments (“Moda Earn-out Payments”) payable in 2016 and 2017 based on Moda’s achievement of certain 2015 and 2016 financial targets, with no guaranteed minimum and an aggregate maximum each year of £500,000 (approximately $0.8 million), in each case, subject to possible offsets for indemnification and other claims arising under the purchase agreement. As of June 30, 2016,

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

the Company has recorded a liability of $0.1 million applicable to the estimated 2016 Moda Earn-out Payments, which is included in performance-based contingent payments in the condensed consolidated balance sheets. The estimated performance-based contingent liability for the Moda 2016 Earn-out Payments was reduced from $0.3 million as of December 31, 2015 to $0.1 million as of June 30, 2016 as a result of updated 2016 Moda financial projections. At the Company’s election, up to 25% of the 2016 Moda Earn-out Payments are payable in restricted shares of common stock of the Company.

The results of operations of Moda have been included in the Company's condensed consolidated financial statements since the date of acquisition.

The Company determines fair value using a combination of the discounted cash flow, market multiple and market capitalization valuation methods. The following table summarizes the fair value of the tangible and intangible assets acquired and liabilities assumed (in thousands):

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

		June 30, 2016		December 31, 2015		Estimated
	Fair Value	Accumulated	Net Carrying	Accumulated	Net Carrying	Useful Life
	at Acquisition	Amortization	Value	Amortization	Value	from Acquisition

Customer relationships	$309	$(203)	$106	$(141)	$168	1.6 years
Non-compete agreements	31	(21)	10	(12)	19	2.5 years
Total definite lived intangible assets	$340	$(224)	$116	$(153)	$187

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Acquisition of CrossView

On August 5, 2015, PFSweb, Inc. acquired substantially all of the assets, and assumed substantially all of the liabilities, in each case, other than certain specified assets and liabilities, of CrossView, an ecommerce systems integrator and provider of a wide range of ecommerce services in the U.S. and Canada.

Consideration paid by the Company included an initial cash payment of $30.7 million and 553,223 unregistered shares of Company common stock (approximately $6.3 million in value as of the acquisition date). The initial cash payment was subject to adjustment based upon a post-closing balance sheet reconciliation. In addition, the purchase agreement provides for future earn-out payments (“CrossView Earn-out Payments”) payable in 2016, 2017 and 2018 based on the achievement of certain 2015, 2016 and 2017 financial targets. The CrossView Earn-out Payments have no guaranteed minimum and an aggregate maximum of $18.0 million and are subject to possible offsets for indemnification and other claims. In the quarter ended June 30, 2016, the Company paid an aggregate of $7.9 million in settlement of the 2015 CrossView Earn-out Payments, of which, $1.6 million was paid by the issuance of restricted shares of Company stock. The Company will pay 15% of any 2016 and 2017 earn-outs payments in restricted shares of Company common stock, based on its current market value at the time of issuance. As of June 30, 2016, the Company has recorded a total liability of $0.8 million applicable to the projected CrossView Earn-out Payments, which is included in performance-based contingent payments and other liabilities in the condensed consolidated balance sheets. This estimated performance-based liability was reduced from $10.2 million as of December 31, 2015 to $0.8 million as of June 30, 2016 following $7.9 million of payments during the quarter ended June 30, 2016 and as a result of updated CrossView financial projections for the 2016 and 2017 earn-out periods.

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

The excess of the purchase price over the fair value of the net identifiable assets acquired and liabilities assumed was allocated to goodwill. Total goodwill of $30.2 million, which, given the structure of the acquisition, is expected to be deductible for tax purposes over 15 years.

The Company is amortizing the identifiable intangible assets acquired using a pattern in which the economic benefit of the assets are expected to be realized by the Company over their estimated remaining useful lives. There are no residual values for any of the intangible assets subject to amortization acquired during the CrossView acquisition. Estimated definite lived intangible assets acquired in the CrossView acquisition consist of (in thousands):

		June 30, 2016		December 31, 2015
	Fair Value	Accumulated	Net Carrying	Accumulated	Net Carrying	Estimated Useful Life
	at Acquisition	Amortization	Value	Amortization	Value	from Acquisition

Trade names	$1,100	$(403)	$697	$(183)	$917	2.5 years
Non-compete agreements	300	(92)	208	(42)	258	3 years
Customer relationships	6,800	(2,306)	4,494	(1,394)	5,406	9 years
Developed technology	850	(308)	542	(140)	710	2.5-3 years
Total definite lived intangible assets	$9,050	$(3,109)	$5,941	$(1,759)	$7,291

Performance-Based Contingent Payment

The following table presents the change in the acquisition related performance-based contingent payments for the periods presented:

	2016	2015
As of January 1,	$14,157	$5,391
CrossView earn-out payment in common stock and cash	(7,942)	-
LAL earn-out payment in common stock and cash	(2,000)	(950)
REV earn-out payment in common stock and cash	(1,750)	(1,434)
Value recorded at acquisition - Conexus	553	-
Value recorded at acquisition - Moda	-	240
Change in balance due	(1,609)	561
As of June 30,	$1,409	$3,808

Pro Forma Information

The following table presents selected pro forma information, for comparative purposes, assuming the acquisitions of Conexus and CrossView had occurred on January 1, 2015 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total revenues	$78,841	$75,338	$155,907	$150,011
Net loss	(814)	(2,258)	(1,438)	(6,121)
Basic and diluted net loss per share	(0.04)	(0.13)	(0.08)	(0.35)

The unaudited pro forma total revenues and pro forma net loss are not necessarily indicative of the consolidated results of operations for future periods or the results of operations that would have been realized had the Company consolidated Conexus and CrossView during the periods noted. Moda did not meet the significance test requirements and thus is not included in the pro forma presentation above.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

4. GOODWILL AND IDENTIFIABLE INTANGIBLES, NET

Goodwill acquired through acquisitions is recognized as part of the PFSweb segment and was $45.6 million and $39.8 million as of June 30, 2016 and December 31, 2015, respectively. As discussed in note 3, the Company acquired Conexus in June of 2016 and recognized goodwill of $5.8 million. The Company determined fair value using a combination of the discounted cash flow, market multiple and market capitalization valuation methods.

The following table presents the gross carrying value and accumulated amortization for identifiable intangibles:

	June 30, 2016			December 31, 2015
	Fair Value	Accumulated	Net Carrying	Fair Value	Accumulated	Net Carrying	Estimated Useful Life
	at Acquisition	Amortization	Value	at Acquisition	Amortization	Value	from Acquisition
Trade names	$1,250	$(541)	$709	$1,250	$(266)	$984	2.25 - 2.5 years
Non-compete agreements	575	(253)	322	575	(159)	416	1- 3.5 years
Leasehold	45	(33)	12	45	(24)	21	2.5 years
Customer relationships	10,433	(3,501)	6,932	8,979	(2,378)	6,601	1.6 - 9 years
Developed technology	1,577	(308)	1,269	850	(140)	710	2.5-3 years
Other intangibles	468	(417)	51	468	(390)	78	9 years
Total definite lived intangible assets	$14,348	$(5,053)	$9,295	$12,167	$(3,357)	$8,810

Definite Lived Intangible Asset Amortization

For the three months ended June 30, 2016 and 2015, amortization expense related to acquired definite lived intangible assets was $0.8 million and $0.2 million, respectively, and for the six months ended June 30, 2016 and 2015, amortization expense was $1.7 million and $0.5 million, respectively, and recognized in selling, general and administrative expenses in the condensed consolidated statements of operations. The estimated amortization expense for each of the next five years is as follows (in thousands):

Remaining 2016	$2,357
2017	3,220
2018	1,780
2019	748
2020	526
2021 and thereafter	664

5. NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share are computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period.

The following equity awards have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive as of June 30, 2016:

	As of June 30,
(shares in thousands)	2016	2015
Stock options	1,232	1,332
Performance shares	305	561
Deferred stock units	104	58
Total anti-dilutive stock options, performance shares and deferred stock units	1,641	1,951

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

6. STOCK AND STOCK OPTIONS

Total stock-based compensation expense was $0.6 million and $1.2 million for the three months ended and $1.4 million and $2.0 million for the six months ended, June 30, 2016 and 2015, respectively, and were included as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

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

During 2016, the Company issued additional Restricted Stock Units and Performance-Based Share Awards (as such terms are defined in the Plan) to certain of the Company’s executives and senior management. Under the terms of these 2016 awards, the number of restricted stock units and performance shares that each such individual may receive is subject to, and calculated by reference to, the achievement by the Company of a performance goal measured by a range of targeted financial performance, as defined, for 2016, as well as, for certain of the restricted stock units, individual performance goals, as defined. Assuming achievement of the highest financial and individual performance goal, the aggregate maximum number of restricted stock units is approximately 91,000 and the aggregate maximum number of performance shares is approximately 282,000, which performance shares are subject to annual vesting based upon continued employment and, for certain of the performance shares, the achievement of a defined annual financial target or the comparative performance (on an annual and cumulative basis) of the Company’s common stock on NASDAQ compared to the Russell Micro Cap Index.

7. VENDOR FINANCING

Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of Ricoh products in the United States, providing financing for eligible Ricoh inventory and certain receivables up to $13.0 million. The agreement has no stated maturity date and provides either party the ability to exit the facility following a 90-day notice. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility, which were $6.1 million and $8.2 million as of June 30, 2016 and December 31, 2015, respectively, as accounts payable in the condensed consolidated balance sheets. As of June 30, 2016, Supplies Distributors had $1.9 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. The credit facility also contains financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and is secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $2.5 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (4.00% as of June 30, 2016). The facility also includes a monthly service fee. As of June 30, 2016, the Company was in compliance with all financial covenants.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

8. DEBT AND CAPITAL LEASE OBLIGATIONS

Outstanding debt and capital lease obligations consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
U.S. Credit Agreement
Revolver	$27,027	$19,283
Term loan	22,000	10,000
Debt issuance costs	(598)	(671)
Master lease agreements	6,538	6,644
Other	63	135
Total	55,030	35,391
Less current portion of long-term debt	5,166	3,153
Long-term debt, less current portion	$49,864	$32,238

U.S. Credit Agreement

In August 2015, PFSweb, Inc. and its U.S. subsidiaries entered into a credit agreement (“Credit Agreement”) with Regions Bank, as agent for itself and one or more future lenders including Bank of America N.A. and HSBC Bank USA, National Association (“the Lenders”). Under the Credit Agreement, and subject to the terms set forth therein, the Lenders have agreed to provide PFS with a revolving loan facility for up to $32.5 million and a term loan facility for up to $30 million through August 5, 2020. Subject to the terms of the Credit Agreement, PFS has the ability to increase the total loan facilities to $75 million. Availability under the revolving loan facility may not exceed a borrowing base of eligible accounts receivable (as defined). As of June 30, 2016, the Company had $5.5 million and $8.0 million of available credit under the revolving loan facility and term loan facility, respectively. Advances under the revolving loan portion of the Credit Agreement are due and payable on August 5, 2020. Term loan advances amortize during the five year term of the Credit Agreement based upon scheduled percentage payments with the then remaining outstanding balance (potentially up to 65% of the amount borrowed) due on August 5, 2020. Borrowings under the Credit Agreement accrue interest at a variable rate based on prime rate or Libor, plus an applicable margin. As of June 30, 2016, the weighted average interest rates on the revolving loan facility and the term loan facility were 2.94% and 2.53%, respectively. In connection with the Credit Agreement, the Company paid $0.6 million of fees, which are being amortized through the life of the Credit Agreement and are reflected as a net reduction in debt. The Credit Agreement is secured by a lien on substantially all of the assets of Company and its U.S. subsidiaries and a pledge of 65% of the shares of certain of the Company’s foreign subsidiaries. The Credit Agreement contains cross default provisions, various restrictions upon the Company’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum consolidated fixed charge ratio and a maximum consolidated leverage ratio. In June 2016, PFSweb also entered into a Master Agreement with Regions Bank to provide financing for certain capital expenditures. As of June 30, 2016, there were no amounts outstanding under the Master Agreement.

Debt Covenants

To the extent the Company or any of its subsidiaries fail to comply with its covenants applicable to its debt or vendor financing obligations, including the periodic financial covenant requirements, such as profitability and cash flow, and required level of shareholders’ equity or net worth, (as defined), the Company would be required to obtain a waiver from the lender or the lender would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral and enforcement of payment under the Company parent guarantee. Any acceleration of the repayment of the credit facilities may have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. As of and for the six months ended June 30, 2016, the Company was in compliance with all debt covenants.

Master Lease Agreements

The Company has various agreements that provide for leasing or financing transactions of equipment and other assets and will continue to enter into such arrangements as needed to finance the purchasing or leasing of certain equipment or other assets.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Borrowings under these agreements, which generally have terms of three to five years, are generally secured by the related equipment, and in certain cases, by a Company parent guarantee.

9. SEGMENT INFORMATION

The Company is currently organized into two primary operating segments, which generally align with its corporate organization structure. In the first segment, PFSweb is a global provider of various infrastructure, technology, and digital agency solutions and operates as a service fee business. In the second operating segment (“Business and Retail Connect”), subsidiaries of the Company purchase inventory from clients and resell the inventory to client customers. In this segment, the Company recognizes product revenue when it operates as a principal in the arrangement and service fee revenue when it operates as an agent.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues (in thousands):
PFSweb	$65,484	$49,434	$126,474	$96,143
Business and Retail Connect	15,130	17,062	33,074	37,896
Eliminations	(3,415)	(3,320)	(7,268)	(7,017)
	$77,199	$63,176	$152,280	$127,022
Income (loss) from operations (in thousands):
PFSweb	$(1,817)	$(1,869)	$(2,114)	$(3,531)
Business and Retail Connect	432	370	928	917
	$(1,385)	$(1,499)	$(1,186)	$(2,614)
Depreciation and amortization (in thousands):
PFSweb	$3,794	$3,290	$7,390	$6,521
Business and Retail Connect	6	19	13	43
	$3,800	$3,309	$7,403	$6,564
Capital expenditures (in thousands):
PFSweb	$5,186	$676	$6,553	$1,946
Business and Retail Connect	—	—	—	—
	$5,186	$676	$6,553	$1,946

	June 30,	December 31,
	2016	2015
Assets (in thousands):
PFSweb	$152,441	$151,064
Business and Retail Connect	38,287	50,682
Eliminations	(10,478)	(10,456)
	$180,250	$191,290

10. RELATED PARTY TRANSACTIONS

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

11. COMMITMENTS AND CONTINGENCIES

The Company received municipal tax abatements in certain locations. In prior years, the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to the Company’s tax abatement. The Company disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against the Company and the timing of the related payments has not been finalized. As of June 30, 2016, the Company believes it has adequately accrued for the expected assessment.

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

During 2016, we acquired the outstanding capital stock of Conexus Limited (“Conexus”) on June 8, 2016. The results of operations of Conexus have been included in our condensed consolidated financial statements since the acquisition date.

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

As an additional service, we offer the Agent or Flash, financial model, in which our clients maintain ownership of the product inventory stored at our locations as in the Service Fee model. When a customer orders the product from our clients, a “flash” sale transaction passes product ownership to us for each order and we in turn immediately re-sell the product to the customer. The “flash” ownership exchange establishes us as the merchant of record, which enables us to use our existing merchant infrastructure to process sales to end customers, removing the need for the clients to establish these business processes internally, but permitting them to control the sales process to end customers. In this model, based on the terms of our current client arrangements, we record product revenue net of cost of product revenue as a component of service fee revenue in our condensed consolidated statement of operations.

Finally, our Retail model allows us to purchase inventory from the client. In this model, we place the initial and replenishment purchase orders with the client and take ownership of the product upon delivery to our facility. In this model, depending on the terms of our client arrangements, we may own the inventory and the accounts receivable arising from our product sales. Under the Retail model, depending upon the product category and sales characteristics, we may require the client to provide product price protection as well as product purchase payment terms, right of return, and obsolescence protection appropriate to the product sales profile. Depending on the terms of our client arrangements in the Retail model, we record in our condensed consolidated statement of operations either: 1) product revenue as a component of product revenue, or 2) product revenue net of cost of product revenue as a component of service fee revenue. In general, we seek to structure client relationships in our Retail model under the net revenue approach to more closely align with our service fee revenue financial presentation and mitigate inventory ownership, although we have one client still utilizing the gross revenue approach. Freight costs billed to customers are reflected as components of product revenue. This business model generally requires significant working capital, for which we have credit available either through credit terms provided by our clients or under senior credit facilities.

In general, we provide the Service Fee model through our all of our subsidiaries, the Agent (or Flash) model through our PFS and Supplies Distributors subsidiaries and the Retail model through our Supplies Distributors subsidiary.

Growth is a key element to achieving our future goals, including achieving and maintaining sustainable profitability. Growth in our Service Fee and Agent models is driven by two main elements: new client relationships and organic growth from existing clients. We focus our sales efforts on larger contracts with brand-name companies within four primary target markets, health and beauty, home goods and collectibles, fashion and consumer packaged goods, which, by nature, require a longer duration to close but also have the potential to be higher quality and longer duration engagements. The acquisitions of Moda in June 2015, CrossView in August 2015 and Conexus in June 2016 expanded our service offering capabilities and added new client relationships, which we currently expect to enhance our growth opportunities.

Currently, we are targeting any growth within our Retail model to be through relationships with clients under which we can record service fee revenue (product revenue net of product cost of revenue) in our condensed consolidated statement of operations as opposed to product revenue as generated in the Agent or Flash model above. These relationships are often driven by the sales and marketing efforts of the manufacturers and third party sales partners. In addition, as a result of certain operational restructuring of its business, our primary client relationship operating in the Retail model, Ricoh, has implemented, and will continue to implement, certain changes in the sale and distribution of Ricoh products. These changes have resulted, and are expected to continue to result, in reduced product revenues and profitability under our Retail model.

We continue to monitor and control our costs to focus on profitability. While we are targeting our new service fee contracts to yield incremental gross profit, we also expect to incur incremental investments in technology development, operational and support management and sales and marketing expenses to help generate growth.

Our expenses comprise primarily four categories: 1) cost of service fee revenue, 2) cost of product revenue, 3) cost of pass-through revenue and 4) selling, general and administrative expenses.

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

Results of Operations for the Interim Periods Ended June 30, 2016 and 2015

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenue (in millions):

	Three Months Ended June 30,					Six Months Ended June 30,
				% of Net Revenues					% of Net Revenues
	2016	2015	Change	2016	2015	2016	2015	Change	2016	2015
Revenues
Service fee revenue	$51.2	$39.1	$12.1	66.3%	61.9%	$100.5	$75.8	$24.7	66.0%	59.7%
Product revenue, net	11.4	13.7	(2.3)	14.7%	21.6%	25.0	30.3	(5.3)	16.4%	23.9%
Pass-through revenue	14.7	10.4	4.3	19.1%	16.5%	26.8	20.9	5.9	17.6%	16.5%
Total net revenues	77.3	63.2	14.1	100.1%	100.0%	152.3	127.0	25.3	100.0%	100.1%
Cost of Revenues
Cost of service fee revenue (1)	34.4	26.6	7.8	67.2%	68.2%	66.7	51.8	14.9	66.3%	68.4%
Cost of product revenue (2)	10.7	12.9	(2.2)	94.4%	94.5%	23.6	28.6	(5.0)	94.6%	94.4%
Pass-through cost of revenue (3)	14.7	10.4	4.3	100.0%	100.0%	26.8	20.9	5.9	100.0%	100.0%
Total cost of revenues	59.8	49.9	9.9	77.4%	79.1%	117.1	101.3	15.8	76.9%	79.8%
Service fee gross profit	16.8	12.5	4.3	32.8%	31.8%	33.8	24.0	9.8	33.7%	31.6%
Product revenue gross profit	0.7	0.8	(0.1)	5.6%	5.5%	1.4	1.7	(0.3)	5.4%	5.6%
Pass-through gross profit	—	—	—	—	—	—	—	—	—	—
Total gross profit	17.5	13.3	4.2	22.6%	20.9%	35.2	25.7	9.5	23.1%	20.2%
Selling General and Administrative expenses	18.8	14.7	4.1	24.4%	23.2%	36.4	28.3	8.1	23.9%	22.3%
Loss from operations	(1.3)	(1.4)	0.1	(1.8)%	(2.4)%	(1.2)	(2.6)	1.4	(0.8)%	(2.1)%
Interest expense, net	0.7	0.3	0.4	0.8%	0.4%	1.1	0.6	0.5	0.7%	0.4%
Loss before income taxes	(2.0)	(1.7)	(0.3)	(2.6)%	(2.7)%	(2.3)	(3.2)	0.9	(1.5)%	(2.5)%
Income tax expense, net	0.2	0.2	0.0	0.2%	0.3%	0.6	0.4	0.2	0.4%	0.3%
Net loss	$(2.2)	$(1.9)	$(0.3)	(2.8)%	(3.0)%	$(2.9)	$(3.6)	$0.7	(1.9)%	(2.8)%

(1)% of net revenues represents the percent of Service fee revenue.

(2)% of net revenues represents the percent of Product revenue, net.

(3)% of net revenues represents the percent of Pass-through revenue.

Service Fee Revenue. The increase in service fee revenue for the three and six months ended June 30, 2016, as compared to the same period of the prior year, was primarily due to the impact of expanded and new client relationships, including service fee revenues generated by our acquired subsidiaries Moda in June 2015, CrossView in August 2015 and Conexus in June 2016, partially offset by the conclusion or reduction of operations of several client programs that were in effect during the three and six months ended June 30, 2015.

The change in service fee revenue, excluding pass-through revenue, is shown below (millions):

	Three	Six
	Months	Months
Period ended June 30, 2015	$39.1	$75.8
New service contract relationships	14.4	25.2
Change in existing client service fees	0.7	3.4
Terminated client relationships not included in 2016 revenue	(3.0)	(3.9)
Period ended June 30, 2016	$51.2	$100.5

When considering client relationships, we define an existing client to be a client from whom we earned revenue in both the current and prior year; we define a new client to be a client from whom we only earned revenue in the current year; and we define a terminated client as a client from whom we only earned revenue in the prior year. The new service contract relationships include an aggregate of approximately $8.3 million and $15.3 million of revenue applicable to Conexus, Crossview and Moda in the three and six months ended June 30, 2016, respectively. Service fee revenue for the three and six month ended June 30, 2016 includes approximately $1.1 million and $2.4 million, respectively, of service fee revenues from clients who concluded their relationship with us during 2016. Based on current client projections, we expect the reduction in revenue from terminated client programs to be more than offset by service fee revenue generated in 2016 by new or expanded client opportunities and revenues generated by our newly acquired subsidiaries. For calendar year 2016, we are currently targeting an increase in service fee revenues of approximately 20-25% as compared to calendar year 2015, including the impact of a full year of operations for our CrossView and Moda subsidiaries versus a partial year in 2015 and the impact of our Conexus acquisition in 2016.

Product Revenue, net. Product revenue was $11.4 million for the three months ended June 30, 2016, which represents a decrease of $2.3 million, or 16.7% as compared to the same quarter of the prior year. In the six months ended June 30, 2016 product revenue was $25.0 million, which represents a decrease of $5.3 million, or 17.6%, as compared to the same period of the prior year. This reduction in revenue is primarily due to the operational restructuring by Ricoh of its business, including discontinuance of certain product lines, which has resulted, and is expected to continue to result, in lower product revenue from the sale of Ricoh products. We currently expect product revenue to continue to decline and be approximately $45 million to $50 million for calendar year 2016.

Cost of Service Fee Revenue. Gross profit as a percentage of service fees increased to 32.8% in three month period ended June 30, 2016 from 31.8% in the same period of 2015. In the six months ended June 30, 2016, gross profit as a percentage of service fees increased to 33.7% compared to 31.6% in the same period 2016. The improved gross margin is primarily due to an increased percentage of our service fees being generated from our higher margin professional services activity, including our agency and technology services, which have been further bolstered by our acquisitions of Moda and CrossView in mid-2015 and Conexus in June 2016. The gross profit percentage in each period included the benefit of higher margin project activity. The improvement in gross profit percentage was partially offset by certain facility and client start-up expenses incurred related to new service contract relationships.

We target to earn an overall average gross profit on our service fee activity of 27-32% on existing and new service fee contracts, but we have accepted, and may continue to accept, lower gross margin percentages on certain contracts depending on contract scope and other factors, including projected volumes. We are focused on continuing to increase our level of higher margin service fee activity, including our professional and technology services, to help offset other lower margin activities. Based on our currently projected continued growth in the professional services area of our business, including the benefit of our acquisitions, we are projecting to be at middle to high end of the targeted gross profit percentage range for calendar year 2016. Our service fee gross profit will continue to be impacted by the relative-proportion of our infrastructure related services versus our professional services activity, as well as project work.

Cost of Product Revenue. Cost of product revenue decreased by $2.2 million, or 16.8%, to $10.7 million in the three months ended June 30, 2016 which resulted in a gross profit margin of $0.7 million, or 5.6% of product revenue, for the three months ended June 30, 2016, compared to $0.8 million gross profit margin, or 5.5% of product revenue, for the comparable 2015 period. Cost of product revenue decreased by $5.0 million, or $17.6% million in the six months ended June 30, 2016. The resulting gross profit margin was $1.4 million, or 5.4% of product revenue, for the six months ended June 30, 2016 and $1.7 million, or 5.6% of product revenue, for the comparable 2015 period. We currently expect our product revenue gross profit margin to be approximately 5% for calendar year 2016.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the three months ended June 30, 2016 and 2015 were $18.8 million and $14.7 million, respectively. As a percentage of total net revenue, SG&A expenses were 24.4% in the three months ended June 30, 2016 and 23.2% in the corresponding prior year period. In the six months ended June 30, 2016, SG&A expenses were $36.4 million, or 23.9% of total net revenue, as compared to $28.3 million, or 22.3% of total net revenue in the comparable 2015 period. The three months ended June 30, 2016 include approximately $2.9 million applicable to our new Conexus, CrossView and Moda subsidiaries (including $0.7 million of amortization of acquisition related intangible assets and $0.5 million of acquisition related costs) which were either not yet acquired as of June 30, 2015 or not included for the full quarter ended June 30, 2015. Acquisition and restructuring related costs in the three months ended June 30, 2016 and 2015 (including the $0.5 million recorded in the June 30, 2016 period by Conexus) were $0.9 million and $1.1 million, respectively. The three months ended June 30, 2016 includes a $0.7 million offset resulting from revised estimates of certain performance-based contingent payments based on our current 2016 and 2017 projections results for Moda and CrossView. Excluding the acquisition and amortization of acquired identifiable intangibles assets in the three months ended June 30, 2016 and 2015, SG&A expenses were 22.2% and 21.1% of total revenues in the three months ended June 30, 2016 and 2015, respectively. The remaining increases in SG&A percentage is primarily due to increases in personnel related expenses, partially offset by a reduction in stock-based compensation expense, and an increase in sales and marketing activities and facility costs to support our growth.

SG&A for the six months ended June 30, 2016, includes $6.1 million applicable to our new Conexus, CrossView and Moda subsidiaries (including $1.4 million of amortization of acquisition related intangible assets and $0.5 million of acquisition related costs) which were either not yet acquired as of June 30, 2015 or not included for the full six months ended June 30, 2015. Acquisition and restructuring related costs in the six months ended June 30, 2016 and 2015 (including the $0.5 million recorded in the June 30, 2016 period by Conexus) were approximately $0.1 million and $1.9 million, respectively. The six months ended June 30, 2016 includes a $1.8 million offset resulting from revised estimates of certain performance-based contingent payments based on our current 2016 and 2017 projections results for Moda and CrossView. Excluding the acquisition and amortization of acquired identifiable intangibles assets in the six months ended June 30, 2016 and 2015, SG&A expenses were 22.7% and 20.4% of total revenues in the six months ended June 30, 2016 and 2015, respectively. The remaining increase in the SG&A percentage is primarily due to increases in personnel related expenses, partially offset by a reduction in stock-based compensation, as well as sales and marketing activities and facility costs to support our growth.

We currently expect our SG&A expenses will continue to increase in 2016, as compared to 2015, due to acquisitions as we include a full year of expenses for Moda and CrossView and include the impact of Conexus, incur a full year of amortization for identifiable intangible assets acquired and incur additional expenditures related to our sales and marketing activities and facility costs. In addition, SG&A expense during calendar year 2016 may include further performance-based contingent payment adjustments arising from changes in our 2016 and 2017 financial projections for Conexus, CrossView and Moda.

Income Taxes. We recorded a tax provision associated primarily with state income taxes and the majority of our international operations. A valuation allowance has been provided for the majority of our U.S. domestic net deferred tax assets, which are primarily related to our net operating loss carryforwards, and for certain foreign deferred tax assets.

Liquidity and Capital Resources

During the six months ended June 30, 2016, net cash provided by operations was $3.1 million, primarily due to a:

•	$11.9 million decrease in accounts receivable primarily applicable to reduced service fee revenue activity as compared to the seasonally higher fourth quarter of 2015;
•	$4.2 million of cash income from operations before working capital changes; and
•	$5.8 million decrease in deferred rent, prepaid expenses, other receivables and other assets primarily due to the timing of certain payments.

The use of cash during the six months ended June 30, 2016 was partially offset by a:

•

$20.0 million net decrease in accounts payable, deferred revenue, accrued expenses and other liabilities primarily due to reduced service fee business liabilities as a result of reduced business volumes following the seasonally higher fourth quarter of 2015 and reduced inventory purchases as a result of a reduction in product revenue.

During the six months ended June 30, 2015, we generated $6.1 million of cash for operating activities, primarily due to a:

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

The generation of cash was partially offset by a:

•

$18.3 million decrease in accounts payable, deferred revenue, accrued expenses and other liabilities in part due to reduced inventory purchases as a result of a reduction in product revenue and reduced service fee business liabilities due to reduced business volumes following the seasonally higher fourth quarter at the end of 2014.

Cash proceeds from debt, net of any debt and capital lease payments, was $15.8 million during the six months ended June 30, 2016 compared to cash payments, net of any debt proceeds, of $3.3 million during the same period of 2015. Proceeds in 2016 were used to primarily fund working capital, capital expenditures, performance-based contingent payments related to prior year acquisitions and to purchase Conexus in June 2016.

We incurred capital expenditures, which consisted primarily of capitalized software costs and equipment purchases, of $6.5 million and $1.9 million in the six month periods ended June 30, 2016 and 2015, respectively, exclusive of $1.7 million and $1.6 million in each period, respectively, of property and equipment acquired under debt and capital lease financing. The capital expenditures include leasehold improvements and other expenditures for expansion at certain of our facilities, of which, approximately $0.6 million were financed via tenant allowances that will also be amortized over the underlying lease terms.

Capital expenditures have historically consisted of additions to upgrade our management information systems, development of customized technology solutions to support and integrate with our service fee clients and general expansion and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures to support new contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate our total investment in upgrades and additions to facilities and information technology solutions and services for the upcoming twelve months, including costs to implement new clients, will be approximately $10 million to $14 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. To maintain our current operating cash position, a portion of these expenditures may be financed through client reimbursements, debt, operating or capital leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event we do not obtain the financial results necessary to support such investments.

During the six months ended June 30, 2016, our working capital increased to $20.1 million from $12.4 million at December 31, 2015, primarily due to utilization of long-term financing under the Company’s senior bank facility to support a portion of our financing needs, including performance-based contingent payments related to prior year acquisitions and the purchase of Conexus, including its working capital, in June 2016, partially offset by proceeds from the issuance of common stock.

The purchase price for Moda includes performance-based contingent payments for future earn-out payments payable in 2017 based on Moda’s 2016 financial targets, with no guaranteed minimum and a £500,000 (approximately $0.7 million at June 30, 2016) maximum contractual earn-out. The purchase price for CrossView includes performance-based contingent payments for future earn-out payments payable in 2017 and 2018 based on CrossView’s achievement of certain 2016 and 2017 financial targets, of which $8.3 million is the aggregate maximum contractual earn-out. The June 2016 purchase of Conexus provides for future contingent and earn-out payments based on Conexus’ achievement of certain 2016 operational and financial targets, with no guaranteed minimum and a maximum of £1,445,000 (approximately $1.9 million at June 30, 2016).

As of June 30, 2016, we have accrued $1.5 million for future performance-based contingent payments applicable to these acquisitions (as compared to the aggregate maximum contractual remaining contingent earn-out payment of $10.9 million), which is included in performance-based contingent payments and other liabilities in the condensed consolidated balance sheets.

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

Our term and revolving loan facilities described below contain both financial and non-financial covenants. To the extent we fail to comply with our debt covenants, including the financial covenant requirements and we are not able to obtain a waiver, the lenders would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral. An acceleration of the repayment of our credit facility obligations will have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all such obligations. As of June 30, 2016, we were in compliance with all debt covenants. Further, non-renewal of any of our credit facilities may have a material adverse impact on our business and financial condition. Other than performance-based contingent payments applicable to our acquisitions, and our capital and operating lease commitments, we do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.

We receive municipal tax abatements in certain locations. In prior years, we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to our tax abatement. We disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against us and the timing of the related payments has not been finalized. As of June 30, 2016, we believe we have adequately accrued for the expected assessment.

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

Acquisition

On June 8, 2016, PFSweb, Inc. purchased all of the outstanding shares of Conexus, Inc. (“Conexus”), an eCommerce system integrator that provides strategic consulting, system integration, and managed services for leading businesses and technology companies. Conexus maintains primary operations in Basingstoke, Hampshire (U.K.). We paid an aggregate cash payment at closing of £5,855,000 (approximately $8.5 million), subject to a post-closing adjustment to be based upon a May 31, 2016 balance sheet analysis to be completed following the closing. In addition, we will pay up to an aggregate maximum of £1,445,000 (approximately $1.9 million at June 30, 2016) subject to Conexus achieving certain operational and financial targets during the post-closing period ending December 31, 2016 (the “Earn-out Payments”) and subject to possible offsets for indemnification and other claims. Up to 40% (but not to exceed £450,000) (approximately $0.6 million at June 30, 2016) of the Earn-out Payments may be paid by the issuance of restricted shares of Company common stock, based on its then current market value at the time of issuance.

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

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). As of June 30, 2016, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the period that ended on June 30, 2016, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2016, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of Ricoh product inventory, was approximately $61 million. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. A non-renewal, default under or acceleration of any of our credit facilities may have a material adverse impact upon our business and financial condition. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so.

Our business is subject to the risk of customer and supplier concentration.

For the six months ended June 30, 2016, one client represented more than 10% of our service fee revenue and we currently expect this client to represent approximately 10% of our service fee revenue for calendar year 2016. Most of our client agreements state a contract expiration date, but many also include an early termination clause permitting the client to terminate the contract for convenience prior to its stated expiration date or to reduce the scope of services or delay the commencement of services to be provided under the contract. Termination, reduction, or delay of our services under a contract could result from factors unrelated to our work product or the progress of the project, such as factors related to business or financial conditions of the client, changes in client strategies or the domestic or global economy generally. The early termination, reduction or substantial delay of services with any significant client, or nonrenewal of any significant client contract, or the nonpayment of a material amount of our service fees by a significant client, could have a material adverse effect upon our business, results of operation and financial condition.

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

Sales by Supplies Distributors to two customers in the aggregate accounted for approximately 32% of Supplies Distributors’ total product revenue for the six months ended June 30, 2016 and 5% of consolidated net revenue. The loss of one or both of such customers, or non-payment of any material amount by these or any other customer, would have a material adverse effect upon Supplies Distributors’ business, results of operations and financial condition.

Risks Related to Our Stock

Our stock price could decline if a significant number of shares become available for sale.

As of June 30, 2016, we have issued an aggregate of (i) 1.2 million stock options outstanding to employees, directors and others with a weighted average exercise price of $7.56 per share (ii) 626,000 performance shares of common stock that may vest, subject to satisfaction of vesting conditions, over the next one to three years, (iii) 118,000 restricted stock units that may vest subject to satisfaction of vesting conditions, over the next two years, and (iv) 104,000 deferred stock units to the non-employee members of our Board of Directors under which the underlying shares will be issued upon the termination of service of the holder. The current and future issuance and/or vesting of shares of our common stock under the foregoing stock awards, performance shares and deferred stock units, sales of substantial amounts of common stock in the public market following the issuance and/or vesting of such shares, and/or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosure

Not applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

a)	Exhibits:

Exhibit No.	Description of Exhibits
2.1*

Share Purchase Agreement dated June 8, 2016 by and among OLR (UK) Limited, PFSweb, Inc., Kenneth William Wehr and OLR Group Pty Ltd. (certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request).

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

10.1*	Lease agreement dated June 30, 2016 by and between US Industrial Reit III – Midwest and Priority Fulfillment Services, Inc.
31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).
(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended December, 31, 2005 filed on March 31, 2006.
(3)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 13, 2007.
(4)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 2, 2008.
(5)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 14, 2009.
(6)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 2, 2010.
(7)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 18, 2013.
(8)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 19, 2015.
(9)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 30, 2015.
*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2016

PFSweb, Inc.

By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer
Chief Accounting Officer
Executive Vice President