Form 10-Q
period 2016-09-30
PFSWEB INC
filed 2016-11-10
CIK 1095315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

At November 5, 2016 there were 18,706,633 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES

Form 10-Q

September 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PFSweb, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	(Unaudited)
	September 30,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,699	$21,781
Restricted cash	219	275
Accounts receivable, net of allowance for doubtful accounts of $539 and $600 at September 30, 2016 and December 31, 2015, respectively	64,934	70,700
Inventories, net of reserves of $585 and $739 at September 30, 2016 and December 31, 2015, respectively	7,155	9,262
Other receivables	4,821	8,704
Prepaid expenses and other current assets	5,017	5,662
Total current assets	97,845	116,384
PROPERTY AND EQUIPMENT, net	28,812	24,093
IDENTIFIABLE INTANGIBLES, net	8,125	8,810
GOODWILL	45,929	39,829
OTHER ASSETS	2,433	2,174
Total assets	$183,144	$191,290
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$5,672	$3,153
Trade accounts payable	38,009	51,170
Deferred revenue	6,238	7,390
Performance-based contingent payments	—	11,679
Accrued expenses	25,109	30,563
Total current liabilities	75,028	103,955
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	54,749	32,238
DEFERRED REVENUE	4,280	4,499
DEFERRED RENT	4,849	4,362
PERFORMANCE-BASED CONTINGENT PAYMENTS	380	2,478
Total liabilities	139,286	147,532

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 18,740,100 and 18,136,218 shares issued at September 30, 2016 and December 31, 2015, respectively; and 18,706,633 and 18,102,751 outstanding at September 30, 2016 and December 31, 2015, respectively	19	18
Additional paid-in capital	145,045	141,948
Accumulated deficit	(101,760)	(97,787)
Accumulated other comprehensive income (loss)	679	(296)
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	43,858	43,758
Total liabilities and shareholders’ equity	$183,144	$191,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUES:
Service fee revenue	$53,788	$45,528	$154,271	$121,311
Product revenue, net	11,671	14,419	36,658	44,731
Pass-through revenue	14,451	11,236	41,259	32,163
Total revenues	79,910	71,183	232,188	198,205
COSTS OF REVENUES:
Cost of service fee revenue	36,903	30,193	103,547	81,993
Cost of product revenue	10,994	13,702	34,649	42,321
Cost of pass-through revenue	14,451	11,236	41,259	32,163
Total costs of revenues	62,348	55,131	179,455	156,477
Gross profit	17,562	16,052	52,733	41,728
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, including stock based compensation of $347 and $1,492 for the three months ended September 30, 2016 and 2015, respectively, and $1,743 and $3,446 for the nine months ended September 30, 2016 and 2015, respectively	17,568	18,778	53,926	47,068
Loss from operations	(6)	(2,726)	(1,193)	(5,340)
INTEREST EXPENSE, net	714	706	1,807	1,247
Loss from operations before income taxes	(720)	(3,432)	(3,000)	(6,587)
INCOME TAX EXPENSE, net	319	238	973	676
NET LOSS	$(1,039)	$(3,670)	$(3,973)	$(7,263)

NET LOSS PER SHARE:
Basic	$(0.06)	$(0.21)	$(0.21)	$(0.42)
Diluted	$(0.06)	$(0.21)	$(0.21)	$(0.42)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	18,699	17,829	18,552	17,449
Diluted	18,699	17,829	18,552	17,449
COMPREHENSIVE LOSS:
Net loss	$(1,039)	$(3,670)	$(3,973)	$(7,263)
Foreign currency translation adjustment	680	(89)	976	(757)
TOTAL COMPREHENSIVE LOSS	$(359)	$(3,759)	$(2,997)	$(8,020)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSweb, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,973)	$(7,263)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,206	10,645
Amortization of debt issuance costs	109	—
Provision for doubtful accounts	16	53
Provision for excess and obsolete inventory	21	75
Deferred income taxes	57	125
Stock-based compensation expense	1,743	3,446
Non-cash compensation expense	—	131
Change in performance-based contingent payments	(2,638)	403
Changes in operating assets and liabilities:
Restricted cash	—	34
Accounts receivable	7,651	13,077
Inventories	2,106	1,690
Prepaid expenses, other receivables and other assets	4,843	4,583
Deferred rent	906	(421)
Accounts payable, deferred revenue, accrued expenses and other liabilities	(24,412)	(18,289)
Net cash (used in) provided by operating activities	(2,365)	8,289

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,532)	(3,468)
Acquisitions, net of cash acquired	(8,320)	(31,619)
Net cash used in investing activities	(15,852)	(35,087)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	1,073	1,328
Decrease in restricted cash	56	434
Payments on performance-based contingent payments	(9,454)	(2,043)
Payments on capital lease obligations	(2,210)	(1,687)
Taxes paid on-behalf of employees for withheld shares	(1,307)	(588)
Payments on debt, net	(384)	(6,306)
Borrowings on term loan	20,000	10,000
Borrowings on revolver	61,906	30,000
Payments on revolver	(58,188)	(7,800)
Debt issuance costs	—	(634)
Net cash provided by financing activities	11,492	22,704

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	643	(1,034)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,082)	(5,128)

CASH AND CASH EQUIVALENTS, beginning of period	21,781	18,128

CASH AND CASH EQUIVALENTS, end of period	$15,699	$13,000

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and capital leases	$3,890	$3,703

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

Basis of Presentation

The interim condensed consolidated financial statements as of September 30, 2016, and for the three and nine months ended September 30, 2016 and 2015, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2016, its results of operations for the three and nine months ended September 30, 2016 and 2015 and its cash flows for the nine months ended September 30, 2016 and 2015. Certain prior-year amounts have been reclassified to conform to the current year's presentation. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.

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

The Company recognizes revenue when persuasive evidence that a sales arrangement exists, product shipment or delivery has occurred or services are rendered, the sales price or fee is fixed or determinable, and collectability is reasonably assured.

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

Freight costs billed to customers are reflected as components of product revenue. Freight costs incurred are recorded as a component of cost of product revenue.

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

Advances to Affiliates

Priority Fulfillment Services, Inc. (“PFS”) a wholly-owned subsidiary of PFSweb, Inc. has made advances to Supplies Distributors that are evidenced by a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of Supplies Distributors’ debt facilities, the outstanding balance of the Subordinated Note cannot be decreased to less than $2.5 million without prior approval of certain of Supplies Distributors’ lenders. As of September 30, 2016 and December 31, 2015, the outstanding balance of the Subordinated Note was $2.5 million. The Subordinated Note is eliminated in the Company’s condensed consolidated financial statements.

Concentration of Business and Credit Risk

One service fee client relationship represented approximately 10% and 13% of the Company’s consolidated total revenues during the nine months ended September 30, 2016 and 2015, respectively. No customer or service fee clients exceeded 10% of consolidated accounts receivable as of September 30, 2016 or 2015.

A summary of the nonaffiliated customer and client concentrations as a percentage of product revenue and service fee revenue, respectively, is as follows:

	Nine Months Ended
	September 30,
	2016	2015
Service Fee Revenue (as a percentage of total Service Fee Revenue):
Client 1	10%	13%
Product Revenue (as a percentage of total Product Revenue):
Customer 1	13%	15%
Customer 2	15%	14%

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

Property and Equipment

The Company’s property and equipment held under capital leases totaled approximately $5.4 million and $5.5 million, net of accumulated amortization of approximately $5.2 million and $4.6 million, at September 30, 2016 and December 31, 2015, respectively. Depreciation and amortization expense related to capital leases during three months ended September 30, 2016 and 2015 was $.08 million and $.07 million, respectively. Depreciation and amortization expense related to capital leases during nine months ended September 30, 2016 and 2015 was $2.1 million and $1.7 million, respectively.

Income Taxes

The Company records a tax provision primarily associated with state income taxes and its foreign operations. The Company has recorded a valuation allowance for the majority of its domestic net deferred tax assets, which are primarily related to its net operating loss carryforwards, and for certain foreign deferred tax assets.

Cash Paid for Interest and Taxes

The Company made payments for interest of approximately $0.5 million and $0.4 million in the three months ended September 30, 2016 and 2015, respectively, and $1.1 million and $0.6 million in the nine month periods ended September 30, 2016 and 2015, respectively. Income taxes of approximately $0.1 million were paid by the Company in both the three months ended September 30, 2016 and 2015, and $0.7 million was paid by the Company during both the nine month periods ended September 30, 2016 and 2015.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Impact of Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendment in this ASU affects all organizations that issue share-based payment awards to employees and is intended to simplify several aspects of the accounting for these awards, including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and allowing an accounting policy election to account for forfeitures as they occur. As permitted by ASU 2016-09, the Company elected to early adopt ASU 2016-09 in the quarter ended June 30, 2016 with an effective date of January 1, 2016. As a result of the adoption, the Company recognized previously unrecognized excess tax benefits of $1.9 million, which was offset by a valuation allowance in the same amount as the Company does not believe, on a more-likely-than-not basis, the net operating losses will be realized. The adoption of ASU 2016-09 resulted in a cumulative adjustment to equity, subject to a full valuation allowance, as of January 1, 2016.

The Company has not yet adopted and is currently assessing the potential effect of the following pronouncements on its condensed consolidated financial statements and related disclosures:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which outlines a single, comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for the fiscal year beginning January 1, 2018, with early adoption permitted for fiscal years beginning January 1, 2017. The FASB has also issued the following standards which clarify ASU 2014-09 and have the same effective date as the original standard:

•	ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net);
•	ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; and
•ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force (“ASU 2016-15”). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Certain issues addressed in this guidance include - Debt payments or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investments and beneficial interests in securitization transactions. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

3. ACQUISITIONS

Acquisitions have been recorded using the purchase method of accounting for business combinations.

Acquisition Related Expenses

The acquisitions discussed below are expected to enhance the Company’s overall service offering to its existing clients and customers as well as support anticipated growth opportunities. For the three months ended September 30, 2016 and 2015, acquisition related expenses were $0.1 million and $1.7 million, respectively, and for the nine months ended September 30, 2016 and 2015, acquisition related expenses were $1.7  million and $3.0 million, respectively, and recognized in selling, general and administrative expenses in the condensed consolidated statements of operations.

2016 Acquisition

Acquisition of Conexus

On June 8, 2016, PFSweb, Inc. acquired the outstanding capital stock of Conexus, an eCommerce system integrator that provides strategic consulting, system integration, and managed services for leading businesses and technology companies. Conexus maintains primary operations in Basingstoke, Hampshire (U.K.). The purchase price for the shares consists of (i) an initial cash payment of £5,855,000 (approximately $8.5 million), subject to a post-closing adjustment based upon a May 31, 2016 balance sheet analysis, and (ii) up to an aggregate maximum of £1,445,000 (approximately $1.9 million at September 30, 2016), subject to Conexus achieving certain operational and financial targets during the post-closing period ending December 31, 2016 (the “Earn-out Payments”), subject to possible offsets for indemnification and other claims arising under the purchase agreement. Up to 40% (but not to exceed £450,000) (approximately $0.6 million at September 30, 2016) of the Earn-out Payments may be paid by the issuance of restricted shares of PFSweb common stock, based on its then current market value at the time of issuance. As of September 30, 2016, as a result of updated Conexus financial projections for the 2016 earn-out period, the Company has not recorded a liability applicable to the estimated Earn-out Payments and the estimated performance-based liability was reduced from $0.6 million as of June 30, 2016 to $0 as of September 30, 2016.

The results of operations of Conexus have been included in the Company's condensed consolidated financial statements since the date of acquisition which, for the three and nine months ended September 30, 2016, includes $1.7 million and $2.2 million, respectively, of service fee revenue and approximately $41,000 and $0.4 million, respectively, of net loss. The net loss for Conexus for the nine months ended September 30, 2016 included approximately $0.5 million of acquisition related expenses. Additional acquisition related expenses applicable to the Conexus acquisition of approximately $0.1 million and $1.1 million were also incurred by the Company during the three and nine months ended September 30, 2016, respectively. The Company determined fair value using a combination of the discounted cash flow, market multiple and market capitalization valuation methods. The Company is in the process of finalizing the purchase price allocation and, accordingly, the following preliminary allocation of the purchase price is subject to adjustment.

The following table summarizes the preliminary estimated fair value of the tangible and intangible assets acquired and liabilities assumed (in thousands):

Cash	$156
Accounts receivable, net	1,451
Other receivables	909
Property and equipment	200
Other assets	82
Intangible assets	2,181
Total assets acquired	4,979
Total liabilities assumed	2,254
Net assets acquired	2,725
Goodwill	6,055
Total purchase price	$8,780

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Purchase price for Conexus is as follows (in thousands):

Aggregate cash payments	$8,476
Performance-based contingent payments (based on estimated fair value at acquisition date)	553
Estimated post-closing balance sheet reconciliation adjustment	(249)
Total purchase price	$8,780

The excess of the purchase price over the fair value of the net identifiable assets acquired and liabilities assumed was allocated to goodwill. Total goodwill of $6.1 million, none of which is deductible for tax purposes, is not being amortized but is subject to an annual impairment test using a fair-value-based approach.

The Company is amortizing the identifiable intangible assets acquired using a pattern in which the economic benefit of the assets are expected to be realized by the Company over their estimated remaining useful lives. There are no residual values for any of the intangible assets subject to amortization acquired during the Conexus acquisition.  Estimated definite lived intangible assets acquired in the Conexus acquisition consist of (in thousands):

		September 30, 2016		Estimated
	Fair Value	Accumulated	Net Carrying	Useful Life
	at Acquisition	Amortization	Value	from Acquisition

Developed technology	$727	$(73)	$654	2.5 years
Customer relationships	1,454	(256)	1,198	4.5 years
Total definite lived intangible assets	$2,181	$(329)	$1,852

2015 Acquisitions

Acquisition of Moda

On June 11, 2015, PFSweb, Inc. acquired the outstanding capital stock of Moda, an eCommerce system integrator and consultancy that provides unique digital experiences for fashion brands and retailers. Moda maintains primary operations in London. Consideration paid for the shares included an initial £650,000 (approximately $1.0 million) cash payment and 16,116 unregistered shares of Company stock (approximately $0.2 million in value as of the acquisition date). The purchase agreement provides for future earn-out payments (“Moda Earn-out Payments”) payable in 2017 based on Moda’s achievement of certain 2016 financial targets, with no guaranteed minimum and an aggregate maximum of £600,000 (approximately $0.8 million), subject to possible offsets for indemnification and other claims arising under the purchase agreement. As of September 30, 2016, as a result of updated 2016 Moda financial projections, the Company has not recorded a liability applicable to the estimated Moda Earn-out Payments and the estimated performance-based contingent liability for the Moda Earn-out Payments was reduced from $0.3 million as of December 31, 2015 to $0 as of September 30, 2016 .

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

		September 30, 2016		December 31, 2015		Estimated
	Fair Value	Accumulated	Net Carrying	Accumulated	Net Carrying	Useful Life
	at Acquisition	Amortization	Value	Amortization	Value	from Acquisition

Customer relationships	$309	$(245)	$64	$(141)	$168	1.6 years
Non-compete agreements	31	(28)	3	(12)	19	2.5 years
Total definite lived intangible assets	$340	$(273)	$67	$(153)	$187

Acquisition of CrossView

On August 5, 2015, PFSweb, Inc. acquired substantially all of the assets, and assumed substantially all of the liabilities, in each case, other than certain specified assets and liabilities, of CrossView, an ecommerce systems integrator and provider of a wide range of ecommerce services in the U.S. and Canada.

Consideration paid by the Company included an initial cash payment of $30.7 million and 553,223 unregistered shares of Company common stock (approximately $6.3 million in value as of the acquisition date). The initial cash payment was subject to adjustment based upon a post-closing balance sheet reconciliation. In addition, the purchase agreement provides for future earn-out payments (“CrossView Earn-out Payments”) payable in 2016, 2017 and 2018 based on the achievement of certain 2015, 2016 and 2017 financial targets. The CrossView Earn-out Payments have no guaranteed minimum and an aggregate maximum of $18.0 million and are subject to possible offsets for indemnification and other claims. In the quarter ended June 30, 2016, the Company paid an aggregate of $7.9 million in settlement of the 2015 CrossView Earn-out Payments, of which, $1.6 million was paid by the issuance of

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

restricted shares of Company stock. The Company will pay 15% of any 2016 and 2017 earn-outs payments in restricted shares of Company common stock, based on its current market value at the time of issuance. As of September 30, 2016, the Company has recorded a total liability of $0.4 million applicable to the remaining projected CrossView Earn-out Payments, which is included in other liabilities in the condensed consolidated balance sheets. This estimated performance-based liability was reduced from $10.2 million as of December 31, 2015 to $0.4 million as of September 30, 2016 following $7.9 million of payments during the nine months ended September 30, 2016 and as a result of updated CrossView financial projections for the 2016 and 2017 earn-out periods.

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

The Company determined fair value using a combination of the discounted cash flow, market multiple and market capitalization valuation methods. The following table summarizes the fair value of the tangible and intangible assets acquired and liabilities assumed (in thousands):

Accounts receivable	$7,550
Property and equipment	441
Other assets	149
Identifiable intangibles	9,050
Total assets acquired	17,190
Total liabilities assumed	2,556
Net assets acquired	14,634
Goodwill	30,221
Total purchase price	$44,855

Purchase price for CrossView is as follows (in thousands, except share data and stock price):

Number of shares of common stock issued	553,223
Multiplied by PFSweb Inc.'s stock price	$11.40
Share consideration	$6,307
Aggregate cash payments	30,740
Performance-based contingent payments (based on estimated fair value at acquisition date)	9,195
Post-closing balance sheet reconciliation adjustment	(1,387)
Total purchase price	$44,855

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

		September 30, 2016		December 31, 2015
	Fair Value	Accumulated	Net Carrying	Accumulated	Net Carrying	Estimated Useful Life
	at Acquisition	Amortization	Value	Amortization	Value	from Acquisition

Trade names	$1,100	$(513)	$587	$(183)	$917	2.5 years
Non-compete agreements	300	(117)	183	(42)	258	3 years
Customer relationships	6,800	(2,762)	4,038	(1,394)	5,406	9 years
Developed technology	850	(393)	457	(140)	710	2.5-3 years
Total definite lived intangible assets	$9,050	$(3,785)	$5,265	$(1,759)	$7,291

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Performance-Based Contingent Payment

The following table presents the change in the acquisition related performance-based contingent payments for the periods presented:

	2016	2015
As of January 1,	$14,157	$5,392
CrossView earn-out payment in common stock and cash	(7,942)	—
LAL earn-out payment in common stock and cash	(2,000)	(950)
REV earn-out payment in common stock and cash	(1,750)	(1,393)
Value recorded at acquisition - CrossView	—	12,723
Value recorded at acquisition - Conexus	553	—
Value recorded at acquisition - Moda	—	480
Change in balance due	(2,638)	403
As of September 30,	$380	$16,655

Pro Forma Information

The following table presents selected pro forma information, for comparative purposes, assuming the acquisitions of Conexus and CrossView had occurred on January 1, 2015 (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Total revenues	$79,910	$73,425	$235,194	$219,727
Net loss	(1,039)	(2,043)	(4,352)	(8,163)
Basic and diluted net loss per share	(0.06)	0.11	(0.23)	(0.47)

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

4. GOODWILL AND IDENTIFIABLE INTANGIBLES, NET

Goodwill acquired through acquisitions is recognized as part of the PFSweb segment and was $45.9 million and $39.8 million as of September 30, 2016 and December 31, 2015, respectively. As discussed in note 3, the Company acquired Conexus in June of 2016 and recognized goodwill of $6.1 million. The Company determined fair value using a combination of the discounted cash flow, market multiple and market capitalization valuation methods.

The following table presents the gross carrying value and accumulated amortization for identifiable intangibles:

	September 30, 2016			December 31, 2015
	Fair Value	Accumulated	Net Carrying	Fair Value	Accumulated	Net Carrying	Estimated Useful Life
	at Acquisition	Amortization	Value	at Acquisition	Amortization	Value	from Acquisition

Trade names	$1,250	$(719)	$531	$1,250	$(266)	$984	2.25 - 2.5 years
Non-compete agreements	575	(296)	279	575	(159)	416	1- 3.5 years
Leasehold	45	(38)	7	45	(24)	21	2.5 years
Customer relationships	10,433	(4,367)	6,066	8,979	(2,378)	6,601	1.6 - 9 years
Developed technology	1,577	(393)	1,184	850	(140)	710	2.5-3 years
Other intangibles	492	(434)	58	468	(390)	78	9 years
Total definite lived intangible assets	$14,372	$(6,247)	$8,125	$12,167	$(3,357)	$8,810

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

Definite Lived Intangible Asset Amortization

For the three months ended September 30, 2016 and 2015, amortization expense related to acquired definite lived intangible assets was $1.2 million and $1.0 million, respectively, and for the nine months ended September 30, 2016 and 2015, amortization expense was $2.9 million and $1.5 million, respectively, and recognized in selling, general and administrative expenses in the condensed consolidated statements of operations. The estimated amortization expense for each of the next five years is as follows (in thousands):

Remaining 2016	$1,186
2017	3,220
2018	1,780
2019	748
2020	526
2021 and thereafter	665

5. NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share are computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period.

The following equity awards have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive as of September 30, 2016:

	As of September 30,
(shares in thousands)	2016	2015
Stock options	1,209	1,371
Performance shares	273	545
Deferred stock units	104	65
Total anti-dilutive stock options, performance shares and deferred stock units	1,586	1,981

6. STOCK AND STOCK OPTIONS

Total stock-based compensation expense was $0.3 million and $1.5 million for the three months ended and $1.4 million and $3.4 million for the nine months ended, September 30, 2016 and 2015, respectively, and were included as a component of selling, general and administrative expenses in the condensed consolidated statements of operations.

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

7. VENDOR FINANCING

Supplies Distributors has a short-term credit facility with IBM Credit LLC to finance its distribution of Ricoh products in the United States, providing financing for eligible Ricoh inventory and certain receivables up to $13.0 million. The agreement has no stated maturity date and provides either party the ability to exit the facility following a 90-day notice. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility, which were $8.3 million and $8.2 million as of September 30, 2016 and December 31, 2015, respectively, as accounts payable in the condensed consolidated balance sheets. As of September 30, 2016, Supplies Distributors had no available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. The credit facility also contains financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and is secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $2.5 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (4.00% as of September 30, 2016). The facility also includes a monthly service fee. As of September 30, 2016, the Company was in compliance with all financial covenants.

8. DEBT AND CAPITAL LEASE OBLIGATIONS

Outstanding debt and capital lease obligations consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
U.S. Credit Agreement
Revolver	$23,000	$19,283
Term loan	30,000	10,000
Equipment loan	1,824	—
Debt issuance costs	(562)	(671)
Master lease agreements	6,042	6,644
Other	117	135
Total	60,421	35,391
Less current portion of long-term debt	5,672	3,153
Long-term debt, less current portion	$54,749	$32,238

U.S. Credit Agreement

In August 2015, PFSweb, Inc. and its U.S. subsidiaries entered into a credit agreement (“Credit Agreement”) with Regions Bank, as agent for itself and one or more future lenders including Bank of America N.A. and HSBC Bank USA, National Association (“the Lenders”). Under the Credit Agreement, and subject to the terms set forth therein, the Lenders have agreed to provide PFS with a revolving loan facility for up to $32.5 million and a term loan facility for up to $30 million through August 5, 2020. Subject to the terms of the Credit Agreement, PFS has the ability to increase the total loan facilities to $75 million. Availability under the revolving loan facility may not exceed a borrowing base of eligible accounts receivable (as defined). As of September 30, 2016, the Company had $9.5 million  available credit under the revolving loan facility and no remaining available credit under the term loan facility. Advances under the revolving loan portion of the Credit Agreement are due and payable on August 5, 2020. Term loan advances amortize during the five year term of the Credit Agreement based upon scheduled percentage payments with the then remaining outstanding balance (potentially up to 65% of the amount borrowed) due on August 5, 2020. Borrowings under the Credit Agreement accrue interest at a variable rate based on prime rate or Libor, plus an applicable margin. As of September 30, 2016, the weighted average interest rates on the revolving loan facility and the term loan facility were 3.28% and 2.90%, respectively. In connection with

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

the Credit Agreement, the Company paid $0.7 million of fees, which are being amortized through the life of the Credit Agreement and are reflected as a net reduction in debt. The Credit Agreement is secured by a lien on substantially all of the assets of Company and its U.S. subsidiaries and a pledge of 65% of the shares of certain of the Company’s foreign subsidiaries. The Credit Agreement contains cross default provisions, various restrictions upon the Company’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum consolidated fixed charge ratio and a maximum consolidated leverage ratio. In June 2016, PFSweb also entered into a Master Agreement with Regions Bank to provide equipment loans financing for certain capital expenditures. As of September 30, 2016, there was approximately $1.8 million outstanding under the Equipment Loans Master Agreement.

Debt Covenants

To the extent the Company or any of its subsidiaries fail to comply with its covenants applicable to its debt or vendor financing obligations, including the periodic financial covenant requirements, such as profitability and cash flow, and required level of shareholders’ equity or net worth, (as defined), the Company would be required to obtain a waiver from the lender or the lender would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral and enforcement of payment under the Company parent guarantee. Any acceleration of the repayment of the credit facilities may have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. As of and for the nine months ended September 30, 2016, the Company was in compliance with all debt covenants.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues (in thousands):
PFSweb	$67,768	$56,897	$194,239	$153,040
Business and Retail Connect	15,351	17,975	48,425	55,870
Eliminations	(3,209)	(3,689)	(10,476)	(10,705)
	$79,910	$71,183	$232,188	$198,205
Income (loss) from operations (in thousands):
PFSweb	$(447)	$(2,757)	$(2,516)	$(6,288)
Business and Retail Connect	441	31	1,323	948
	$(6)	$(2,726)	$(1,193)	$(5,340)
Depreciation and amortization (in thousands):
PFSweb	$3,797	$4,086	$11,188	$10,607
Business and Retail Connect	6	15	18	38
	$3,803	$4,101	$11,206	$10,645
Capital expenditures (in thousands):
PFSweb	$1,049	$1,522	$7,532	$3,468
Business and Retail Connect	—	—	—	—
	$1,049	$1,522	$7,532	$3,468

	September 30,	December 31,
	2016	2015
Assets (in thousands):
PFSweb	$155,888	$151,064
Business and Retail Connect	37,501	50,682
Eliminations	(10,245)	(10,456)
	$183,144	$191,290

10. RELATED PARTY TRANSACTIONS

In September 2014, the Company purchased all of the stock of REV Solutions, Inc. and REVTech Solutions India Private Limited from Mr. Steven Stephan, an officer of the Company until September 30 2016, and other shareholders in a transaction which, in addition to a closing payment, provided for earn-out payments based on the achievement of certain metrics for each of calendar years 2014 and 2015. Since January 1, 2015, the Company paid Mr. Stephan an aggregate of $2.4 million and issued 38,574 shares of common stock as the final purchase price earn-out payments associated with such transaction.

11. COMMITMENTS AND CONTINGENCIES

The Company received municipal tax abatements in certain locations. In prior years, the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to the Company’s tax abatement. The Company disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against the Company and the timing of the related

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

payments has not been finalized. As of September 30, 2016, the Company believes it has adequately accrued for the expected assessment.

In connection with a client project, the Company has provided a $1.3 million performance bond which may be drawn upon in the event of a default by the Company of its obligations under the project, or, in the absence of a default, upon successful completion of the project, the bond will be returned.

The Company is subject to claims in the ordinary course of business, including claims of alleged infringement by the Company or its subsidiaries of the patents, trademarks and other intellectual property rights of third parties. The Company is generally required to indemnify its service fee clients against any third party claims asserted against such clients alleging infringement by the Company of the patents, trademarks and other intellectual property rights of third parties.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.

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

Results of Operations for the Interim Periods Ended September 30, 2016 and 2015

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenue (in millions):

	For the Three Months Ended September 30,					For the Nine Months Ended September 30,
				% of Net Revenues					% of Net Revenues
	2016	2015	Change	2016	2015	2016	2015	Change	2016	2015
Revenues
Service fee revenue	$53.8	$45.5	$8.3	67.3%	64.0%	$154.2	$121.3	$32.9	66.4%	61.2%
Product revenue, net	11.7	14.4	(2.7)	14.6%	20.3%	36.7	44.7	(8.0)	15.8%	22.6%
Pass-through revenue	14.5	11.2	3.3	18.1%	15.8%	41.3	32.2	9.1	17.8%	16.2%
Total net revenues	80.0	71.1	8.9	100.0%	100.1%	232.2	198.2	34.0	100.0%	100.0%
Cost of Revenues
Cost of service fee revenue (1)	36.9	30.2	6.7	68.6%	66.3%	103.5	82.0	21.5	67.1%	67.6%
Cost of product revenue (2)	11.0	13.7	(2.7)	94.2%	95.0%	34.6	42.3	(7.7)	94.5%	94.6%
Pass-through cost of revenue (3)	14.5	11.2	3.3	100.0%	100.0%	41.3	32.2	9.1	100.0%	100.0%
Total cost of revenues	62.4	55.1	7.3	78.0%	77.4%	179.4	156.5	22.9	77.3%	78.9%
Service fee gross profit	16.9	15.3	1.6	31.4%	33.7%	50.7	39.3	11.4	32.9%	32.4%
Product revenue gross profit	0.7	0.7	—	5.8%	5.0%	2.1	2.4	(0.3)	5.5%	5.4%
Pass-through gross profit	—	—	—	—	—	—	—	—	—	—
Total gross profit	17.6	16.0	1.6	22.0%	22.6%	52.8	41.7	11.1	22.7%	21.1%
Selling General and Administrative expenses	17.6	18.8	(1.2)	22.0%	26.4%	53.9	47.1	6.8	23.2%	23.7%
Loss from operations	—	(2.8)	2.8	—	(3.9)%	(1.1)	(5.4)	4.3	(0.5)%	(2.6)%
Interest expense, net	0.7	0.6	0.1	0.9%	1.0%	1.9	1.2	0.7	0.8%	0.6%
Loss before income taxes	(0.7)	(3.4)	2.7	(0.9)%	(4.8)%	(3.0)	(6.6)	3.6	(1.3)%	(3.2)%
Income tax expense, net	0.3	0.3	—	0.4%	0.3%	1.0	0.7	0.3	0.4%	0.3%
Net loss	$(1.0)	$(3.7)	$2.7	(1.3)%	(5.1)%	$(4.0)	$(7.3)	$3.3	(1.7)%	(3.5)%

(1)% of net revenues represents the percent of Service fee revenue.

(2)% of net revenues represents the percent of Product revenue, net.

(3)% of net revenues represents the percent of Pass-through revenue.

Service Fee Revenue. The increase in service fee revenue for the three and nine months ended September 30, 2016, as compared to the same period of the prior year, was primarily due to the impact of expanded and new client relationships, including service fee revenues generated by our acquired subsidiaries Moda in June 2015, CrossView in August 2015 and Conexus in June 2016, partially offset by the conclusion or reduction of operations of several client programs that were in effect during the three and nine months ended September 30.

The change in service fee revenue, excluding pass-through revenue, is shown below (millions):

	Three	Nine
	Months	Months
Period ended September 30, 2015	$45.5	$121.3
New service contract relationships	10.6	19.6
Change in existing client service fees	1.9	20.4
Terminated client relationships not included in 2016 revenue	(4.2)	(7.1)
Period ended September 30, 2016	$53.8	$154.2

When considering client relationships, we define an existing client to be a client from whom we earned revenue in both the current and prior period; we define a new client to be a client from whom we only earned revenue in the current period; and we define a terminated client as a client from whom we only earned revenue in the prior period.  The growth of existing client relationships includes the benefit, in the three and nine months ended September 30, 2016 periods, of a full period of client activity applicable to client relationships acquired in conjunction with the Moda acquisition in June 2015 and CrossView acquisition in August 2015, as opposed to only a partial period of revenue in the related 2015 periods. The new service contract relationships include an aggregate of approximately $1.7 million and $2.1 million of revenue applicable to Conexus in the three and nine months ended September 30, 2016, respectively. Service fee revenue for the three and nine month ended September 30, 2016 includes approximately $1.4 million and $3.8 million, respectively, of service fee revenues from clients who concluded their relationship with us during 2016. Based on current client projections, we expect the reduction in revenue from terminated client programs to be more than offset by service fee revenue generated in 2016 by new or expanded client opportunities and revenues generated by our newly acquired subsidiaries. For calendar year 2016, we are currently targeting an increase in service fee revenues of approximately 20-23% as compared to calendar year 2015, including the impact of a full year of operations for our CrossView and Moda subsidiaries versus a partial year in 2015 and the impact of our Conexus acquisition in 2016.

Product Revenue, net. Product revenue was $11.7 million for the three months ended September 30, 2016, which represents a decrease of $2.7 million, or 19.1% as compared to the same quarter of the prior year. In the nine months ended September 30, 2016 product revenue was $36.7 million, which represents a decrease of $8.0 million, or 18.0%, as compared to the same period of the prior year. This reduction in revenue is primarily due to the operational restructuring by Ricoh of its business, including discontinuance of certain product lines, which has resulted, and is expected to continue to result, in lower product revenue from the sale of Ricoh products. We currently expect product revenue to continue to decline and be approximately $45 million to $50 million for calendar year 2016.

Cost of Service Fee Revenue. Gross profit as a percentage of service fees decreased to 31.4% in three month period ended September 30, 2016 from 33.7% in the same period of 2015. During 2016, we have implemented three new, large fulfillment solutions in the U.S. along with several other engagements. The decline in gross margin for the three months ended September 30, 2016 is primarily due to incremental facility, labor and other costs incurred to support the setup and launch of new client relationships, especially for one of these new clients whose unique business model led to unanticipated operational requirements requiring remediation to the solution while also supporting the client’s seasonal peak. The impact of these higher labor and operating costs was partially offset by the benefit of higher margin project activity and higher margin professional services activity, including our agency and technology services, which have been further bolstered by our acquisition of Conexus in June 2016.

In the nine months ended September 30, 2016, gross profit as a percentage of service fees increased to 32.9% compared to 32.4% in the same period 2016. The gross margin is benefitted by the increased percentage of our service fees being generated from our higher margin professional services activity, including our agency and technology services, which have been further bolstered by our acquisitions of Moda and CrossView in mid-2015 and Conexus in June 2016. The gross profit percentage in each period included the benefit of higher margin project activity. The improvement in gross profit percentage was partially offset by certain facility and client start-up expenses incurred related to new service contract relationships and, during the nine months ended September 30, 2016, higher than expected labor and operating costs incurred for a new U.S. fulfillment client.

We target to earn an overall average gross profit on our service fee activity of 27-32% on existing and new service fee contracts, but we have accepted, and may continue to accept, lower gross margin percentages on certain contracts depending on contract scope and other factors, including projected volumes. We are focused on continuing to increase our level of higher margin service fee activity, including our professional and technology services, to help offset other lower margin activities. Based on our currently projected continued growth in the professional services area of our business, including the benefit of our acquisitions, we are projecting to be in the middle to high end of the targeted gross profit percentage range for calendar year 2016. Our service fee gross profit will continue to be impacted by the relative-proportion of our infrastructure related services versus our professional services activity, as well as project work.

Cost of Product Revenue. Cost of product revenue decreased by $2.7 million, or 19.8%, to $11.0 million in the three months ended September 30, 2016 which resulted in a gross profit margin of $0.7 million, or 5.8% of product revenue, for the three months ended September 30, 2016, compared to $0.7 million gross profit margin, or 5.0% of product revenue, for the comparable 2015 period. Cost of product revenue decreased by $7.7 million, or 18.0% in the nine months ended September 30, 2016. The resulting gross profit margin was $2.1 million, or 5.5% of product revenue, for the nine months ended September 30, 2016 and $2.4 million, or 5.4% of product revenue, for the comparable 2015 period. We currently expect our product revenue gross profit margin to be approximately 5% for calendar year 2016.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the three months ended September 30, 2016 and 2015 were $17.6 million and $18.8 million, respectively. As a percentage of total net revenues, SG&A expenses were 22.0% in the three months ended September 30, 2016 and 26.4% in the corresponding prior year period. In the nine months ended September 30, 2016, SG&A expenses were $53.9 million, or 23.2% of total net revenue, as compared to $47.1 million, or 23.7% of total net revenue in the comparable 2015 period. The three months ended September 30, 2016 include approximately $2.7 million applicable to our new Conexus and CrossView subsidiaries (including $1.0 million of amortization of acquisition related intangible assets) which were either not yet acquired as of September 30, 2015 or not included for the full quarter ended September 30, 2015. Acquisition and restructuring related expenses were a net benefit of $0.5 million in the three months ended September 30, 2016, including a $1.0 million benefit resulting from revised estimates of certain performance-based contingent payments based on our current 2016 and 2017 projections results for Moda, CrossView and Conexus, and a $2.6 million expense in the three months ended September 30, 2015. Excluding the acquisition and restructuring related activity and amortization of acquired identifiable intangibles assets in the three months ended September 30, 2016 and 2015, SG&A expenses were 21.2% and 21.1% of total revenues in the three months ended September 30, 2016 and 2015, respectively. The remaining increases in SG&A percentage are primarily due to increases in personnel related expenses to support our professional services business activity, as well as an sales and marketing activities and facility costs to support our growth, partially offset by a reduction in stock-based compensation expense.

SG&A for the nine months ended September 30, 2016, includes $9.4 million applicable to our new Conexus, CrossView and Moda subsidiaries (including $2.5 million of amortization of acquisition related intangible assets) which were either not yet acquired as of September 30, 2015 or not included for the full nine months ended September 30, 2015. Acquisition and restructuring related expenses were a net benefit of $0.5 million in the nine months ended September 30, 2016, including a $2.9 million benefit resulting from revised estimates of certain performance-based contingent payments based on our current 2016 and 2017 projections results for Moda, CrossView and Conexus, and a $4.5 million expense in the nine months ended September 30, 2015. Excluding the acquisition and restructuring related activity and amortization of acquired identifiable intangibles assets in the nine months ended September 30, 2016 and 2015, SG&A expenses were 22.9% and 20.4% of total revenues in the nine months ended September 30, 2016 and 2015, respectively. The remaining increase in the SG&A percentage is primarily due to increases in personnel to support our professional services business activity related expenses, as well as sales and marketing activities and facility costs to support our growth, partially offset by a reduction in stock-based compensation.

We currently expect our SG&A expenses will continue to increase in 2016, as compared to 2015, due to acquisitions as we include a full year of expenses for Moda and CrossView and include the impact of Conexus, incur a full year of amortization for identifiable intangible assets acquired, incur incremental personnel related costs applicable to our professional services business activity and incur additional expenditures related to our sales and marketing activities and facility costs. Additionally, future adjustments in fair value estimates of our performance-based contingent payments, if any, applicable to our Moda, CrossView and Conexus acquisitions will continue to be reflected as increases or decreases in SG&A expense.

Income Taxes. We recorded a tax provision associated primarily with state income taxes and the majority of our international operations. A valuation allowance has been provided for the majority of our U.S. domestic net deferred tax assets, which are primarily related to our net operating loss carryforwards, and for certain foreign deferred tax assets.

Liquidity and Capital Resources

During the nine months ended September 30, 2016, net cash used in operations was $2.4 million, primarily due to a:

•

$ 24.4 million net decrease in accounts payable, deferred revenue, accrued expenses and other liabilities, primarily due to reduced service fee business liabilities as a result of reduced business volumes following the seasonally higher fourth quarter of 2015 and a reduction in product revenue.

The use of cash was partially offset by a:

•	$7.7 million decrease in accounts receivable primarily applicable to reduced service fee revenue activity as compared to our seasonally higher fourth quarter 2015;
•	$4.8 million decrease in prepaid expenses, other receivables and other assets, primarily due to timing of certain payments;
•	$6.5 million of cash income before working capital changes; and
•	$2.1 million decrease in inventories primarily as a result of the reduction in our Ricoh related product revenue business.

      During the nine months ended September 30, 2015, we generated $8.3 million of cash from operating activities, primarily due to a:

•	$13.1 million decrease in accounts receivable primarily applicable to reduced service fee revenue activity as compared to our seasonally higher fourth quarter at the end of 2014;

•	$7.6 million of cash income from operations before working capital change;
•	$4.6 million decrease in prepaid expenses, other receivables and other assets primarily due to the timing of certain payments; and
•	$1.7 million decrease in inventories primarily as a result of the reduction in our Ricoh related product revenue business.

The generation of cash was partially offset by a:

•

$18.3 million net decrease in accounts payable, deferred revenue, accrued expenses and other liabilities in part due to reduced inventory purchases as a result of a reduction in product revenue, reduced service fee business liabilities due to reduced business volumes following the seasonally higher fourth quarter at the end of 2014 and a reduction in deferred revenue due to the recognition of activity during the current year.

Cash proceeds from debt, net of any debt and capital lease payments, was $21.1 million and $24.2 million during the nine months ended September 30, 2016 and 2015, respectively. Proceeds in 2016 were used to primarily fund working capital, capital expenditures, performance-based contingent payments related to prior year acquisitions and to purchase Conexus in June 2016. In the nine months ended September 30, 2015, we paid $31.6 million of cash to purchase Moda and CrossView, net of cash acquired and an additional $2.0 million related to the REV and LAL earn-out payments.

We incurred capital expenditures, which consisted primarily of capitalized software costs and equipment purchases, of $7.5 million and $3.5 million in the nine month periods ended September 30, 2016 and 2015, respectively, exclusive of $3.9 million and $3.7 million in each period, respectively, of property and equipment acquired under debt and capital lease financing. The capital expenditures include leasehold improvements and other expenditures for expansion at certain of our facilities, of which, approximately $0.6 million were financed via tenant allowances that will also be amortized over the underlying lease terms.

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

During the nine months ended September 30, 2016, our working capital increased to $22.8 million from $12.4 million at December 31, 2015, primarily due to utilization of long-term financing under the Company’s senior bank facility to support a portion of our financing needs, including performance-based contingent payments related to prior year acquisitions and the purchase of Conexus, including its working capital, in June 2016, as well as proceeds from the issuance of common stock, partially offset by cash used to support certain purchases of property and equipment.

The purchase price for Moda includes performance-based contingent payments for future earn-out payments payable in 2017 based on Moda’s 2016 financial targets, with no guaranteed minimum and a maximum of £600,000 (approximately $0.8 million).  The purchase price for CrossView includes performance-based contingent payments for future earn-out payments payable in 2017 and 2018 based on CrossView’s achievement of certain 2016 and 2017 financial targets, of which $8.3 million is the aggregate maximum contractual earn-out. The June 2016 purchase of Conexus provides for future contingent and earn-out payments based on Conexus’ achievement of certain 2016 operational and financial targets, with no guaranteed minimum and a maximum of £1,445,000 (approximately $1.9 million).  As of September 30, 2016, based on current financial projections, we have not recorded a liability applicable to the estimated Earn-out Payments for the purchase of Moda or Conexus, but we have accrued $0.4 million for future performance-based contingent payments applicable to the CrossView acquisition.

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

Our term and revolving loan facilities described below contain both financial and non-financial covenants. To the extent we fail to comply with our debt covenants, including the financial covenant requirements and we are not able to obtain a waiver, the lenders would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral. An acceleration of the repayment of our credit facility obligations will have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all such obligations. As of September 30, 2016, we were in compliance with all debt covenants. Further, non-renewal of any of our credit facilities may have a material adverse impact on our business and financial condition. Other than performance-based contingent payments applicable to our acquisitions, and our capital and operating lease commitments, we do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.

We receive municipal tax abatements in certain locations. In prior years, we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to our tax abatement. We disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against us and the timing of the related payments has not been finalized. As of September 30, 2016, we believe we have adequately accrued for the expected assessment.

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

Acquisition

On June 8, 2016, PFSweb, Inc. purchased all of the outstanding shares of Conexus, Inc. (“Conexus”), an eCommerce system integrator that provides strategic consulting, system integration, and managed services for leading businesses and technology companies. Conexus maintains primary operations in Basingstoke, Hampshire (U.K.). We paid an aggregate cash payment at closing of £5,855,000 (approximately $8.5 million), subject to a post-closing adjustment to be based upon a May 31, 2016 balance sheet. In addition, we will pay up to an aggregate maximum of £1,445,000 (approximately $1.9 million at September 30, 2016) subject to Conexus achieving certain operational and financial targets during the post-closing period ending December 31, 2016 (the “Earn-out

Payments”) and subject to possible offsets for indemnification and other claims. Up to 40% (but not to exceed £450,000) (approximately $0.6 million at September 30, 2016) of the Earn-out Payments may be paid by the issuance of restricted shares of Company common stock, based on its then current market value at the time of issuance.

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

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). As of September 30, 2016, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the period that ended on September 30, 2016, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2016, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of Ricoh product inventory, was approximately $68.7 million. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. A non-renewal, default under or acceleration of any of our credit facilities may have a material adverse impact upon our business and financial condition. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so.

Our business is subject to the risk of customer and supplier concentration.

For the nine months ended September 30, 2016, one client represented approximately 10% of our service fee revenue and we currently expect this client to represent approximately 10% of our service fee revenue for calendar year 2016. Most of our client agreements state a contract expiration date, but many also include an early termination clause permitting the client to terminate the contract for convenience prior to its stated expiration date or to reduce the scope of services or delay the commencement of services to be provided under the contract. Termination, reduction, or delay of our services under a contract could result from factors unrelated to our work product or the progress of the project, such as factors related to business or financial conditions of the client, changes in client strategies or the domestic or global economy generally. The early termination, reduction or substantial delay of services with any significant client, or nonrenewal of any significant client contract, or the nonpayment of a material amount of our service fees by a significant client, could have a material adverse effect upon our business, results of operation and financial condition.

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

Sales by Supplies Distributors to two customers in the aggregate accounted for approximately 29% of Supplies Distributors’ total product revenue for the nine months ended September 30, 2016 and 5% of consolidated net revenue. The loss of one or both of such customers, or non-payment of any material amount by these or any other customer, would have a material adverse effect upon Supplies Distributors’ business, results of operations and financial condition.

Risks Related to Our Stock

Our stock price could decline if a significant number of shares become available for sale.

As of September 30, 2016, we have issued an aggregate of (i) 1.2 million stock options outstanding to employees, directors and others with a weighted average exercise price of $7.52 per share (ii) 626,000 performance shares of common stock that may vest, subject to satisfaction of vesting conditions, over the next one to three years, (iii) 118,000 restricted stock units that may vest subject to satisfaction of vesting conditions, over the next two years, and (iv) 104,000 deferred stock units to the non-employee members of our Board of Directors under which the underlying shares will be issued upon the termination of service of the holder. The current and future issuance and/or vesting of shares of our common stock under the foregoing stock awards, performance shares and deferred stock units, sales of substantial amounts of common stock in the public market following the issuance and/or vesting of such shares, and/or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.

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

10.1*	Second Amendment to Lease agreement dated October 20, 2016 by and between Stateline J, LLC and Priority Fulfillment Services, Inc.
10.2*	First Amendment to Lease agreement dated September 16, 2016 by and between Binyan Realty, LP and Priority Fulfillment Services, Inc.
10.3*	Second Amendment to Lease agreement dated September 16, 2016 by and between Binyan Realty, LP and Priority Fulfillment Services, Inc.
10.4*	Lease Extension and Amending agreement dated May 31, 2016 by and between M&R Commercial Properties, Inc. and Priority Fulfillment Services of Canada, Inc.
31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).
(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended December, 31, 2005 filed on March 31, 2006.
(3)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 13, 2007.
(4)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 2, 2008.
(5)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 14, 2009.
(6)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 2, 2010.
(7)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 18, 2013.

(8)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 19, 2015.
(9)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 30, 2015.
*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2016

PFSweb, Inc.

By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer
Chief Accounting Officer
Executive Vice President