Form 10-K
period 2016-12-31
PFSWEB INC
filed 2017-03-16
CIK 1095315

Bm

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016 (based on the closing price as reported by the National Association of Securities Dealers Automated Quotation System) was $140,346,569.

At March 7, 2017, there were 18,768,567 shares of the registrant’s Common Stock issued, $.001 par value.

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

Unless otherwise indicated, all references to “PFSweb,” “the Company,” “we,” “us” and “our” refer to PFSweb, Inc., a Delaware corporation, and its subsidiaries; references to “PFS” refer collectively to our wholly-owned subsidiaries, Priority Fulfillment Services, Inc., Priority Fulfillment Services of Canada, Inc., PFSweb BV (Belgium)(and its subsidiaries), REV Solutions, Inc., REVTECH Solutions India Private Limited, PFSweb Global Services Private Limited, LiveAreaLabs, Inc., Moda Superbe Limited, CrossView, Inc. and Conexus Limited; references to “Supplies Distributors” refer collectively to our wholly-owned subsidiary Supplies Distributors, Inc. and its subsidiaries; and references to “Retail Connect” refers to our wholly-owned subsidiary PFSweb Retail Connect, Inc.

PART I

Item 1.	Business

General

PFSweb is a Global Commerce Service Provider using integrated technologies, professional services, and a worldwide network of systems and logistics to deliver global commerce solutions. We provide our clients with best-of-breed service capabilities offered as a complete end-to-end solution or on an à la carte basis. The services we offer are organized into the following categories:

•	Strategic Commerce Consulting
•	Agency Services
•	Technology Services
•	Omni-Channel Operations
•	Technology Ecosystem Services

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

We are headquartered in Allen, Texas where our executive and administrative offices and our primary technology operations and facilities are located, and certain professional services including digital agency and technology services are performed. We operate state-of-the-art call centers from our U.S. facility located in Dallas, Texas and from our international facilities located in Richmond Hill, Ontario, Canada and Liège, Belgium. We lease or manage warehouse facilities of approximately 2.2 million square feet, many containing highly automated and state of the art material handling and communications equipment in Memphis, Tennessee, Southaven, Mississippi, Richmond Hill, Ontario, Canada and Liège, Belgium, allowing us to provide global distribution solutions.

Additionally, we engage in business development activities and provide additional digital agency services and/or technology services from our offices in Minnesota, New York, Washington, England, Bulgaria and India.

PFSWEB’S END2END ECOMMERCE® SOLUTIONS

PFSweb serves as the “brand behind the brand” for companies seeking to increase efficiencies, enter new markets or launch optimized sales channels. As an eCommerce development firm, digital agency and business process outsourcer, we offer scalable and cost-effective solutions for brand manufacturers, online retailers, and distributors across a wide range of industry segments. We provide our clients with seamless and transparent solutions to support their business strategies, allowing them to focus on their core competencies. Leveraging our technology, expertise and proven methodologies, we enable clients to develop and deploy new products and implement new business strategies or address new distribution channels rapidly and efficiently through our optimized solutions. Our clients engage us both as a consulting partner to assist them in the design of a business solution as well as a virtual and physical infrastructure partner to provide the mission critical operations required to build and manage their business solution. Together, we not only help our clients define new ways of doing business, but also provide them the technology, physical infrastructure and professional resources necessary to quickly implement their business model. We allow our clients to quickly and dramatically change how they “go-to-market.”

Each client has a unique business model and unique strategic objectives that often require highly customized solutions. We support clients in a wide array of industries, including fashion apparel and accessories, fragrance and beauty products, consumer packaged goods (“CPG”), home furnishings and housewares, collectibles and toys and technology products. These clients turn to PFSweb for help in addressing a variety of business needs that include strategic consulting, eCommerce creative design and development, customer satisfaction and retention, time-definite logistics, vendor managed inventory and integration, supply chain compression, cost model realignments, transportation management and international expansion, among others. We also act as a constructive agent of change, providing clients the ability to alter their current distribution model, establish direct relationships with end-customers, and reduce the overall time and costs associated with existing distribution channel strategies. Our clients are seeking solutions that will provide them with dynamic supply chain and multi-channel marketing efficiencies, while ultimately delivering a world-class customer service experience.

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

Minimize Investment and Improve Operating Efficiencies. One of the most significant benefits outsourcing provides is the ability to transform fixed costs into variable costs. By eliminating the need to invest in a fixed capital infrastructure, our clients’ costs typically become more directly correlated with volume increases or declines. Further, as volume increases drive the demand for greater infrastructure or capacity, we are able to quickly deploy additional resources. We provide services to multiple clients, which enables us to offer our clients economies of scale, and resulting cost efficiency, that they may not have been able to obtain on their own. Additionally, because of the large number of daily transactions we process, we have been able to justify investments in levels of automation, security surveillance, quality control processes and transportation carrier interfaces that are typically outside the scale of investment that our clients might be able to cost justify on their own. These additional capabilities can provide our clients the benefits of enhanced operating performance and efficiency and expanded customer service options.

Access a Sophisticated Technology Ecosystem. We provide our clients with access to a Technology Ecosystem featuring best-of-breed eCommerce technologies together in a single, integrated, PCI certified offering. Powered by leading enterprise-class software solutions, our platform is seamlessly integrated into our back-end operations to provide an end-to-end eCommerce solution. Built to accelerate the implementation process, the Technology Ecosystem allows for flexible integrations with other technology providers and client systems.

Our Technology Ecosystem also extends beyond the digital world and into physical commerce channels. Brands and retailers today require flexible technology to control customer shopping experiences regardless of where they shop. Deploying ship from store, in-store pick up, or mobile point of sale capabilities are just a few examples of how we can enable brands to create a dynamic and unique omni-channel shopping experience.

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

Strategic Commerce Consulting Services

Our strategic commerce consulting practice leverages our commerce channel management capabilities along with extensive retail, and B2B vertical expertise to assist our clients in identifying new opportunities for revenue/margin growth, new customer/segment acquisition, market expansion, and cost savings. We also monitor emerging technologies and trends, with an eye to measuring business impact and alignment with our clients’ end goals. With a focus on industry trends, we seek to optimize clients’ commerce investments while anticipating strategic opportunities and threats.

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

Omni-Channel Consulting. Retail clients are concerned with increased consumer expectations for a holistic, seamless experience regardless of where or when they shop, in store or online. We offer an array of services that help retailers meet consumer expectations across the commerce lifecycle, from customer acquisition through the transaction, order fulfillment, customer service, and loyalty. In particular, we implement tools and processes to support “endless aisle” inventory access, ship-to-store and ship-from- store capabilities, buy online and return in-store, and similar delivery scenarios. Likewise, we consult with retailers on leveraging digital tools within the store environment, whether enabling sales associates to prevent walk outs or consumers to enhance their product experience.

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

Agency Services

LiveArea, a PFS Agency, is a full-service digital experience agency with a boutique approach and world-class capabilities. Combining strategy, creativity, technology, and a customer-centric philosophy, we create digital experiences that deliver tangible results.

Our strategic approach addresses the entire customer journey. From brand strategy and digital experiences to the day-to day mechanics of digital marketing services, we help brands stand apart from competitors, connect with customers and drive revenue. Our end-to-end, omni-channel expertise allows us to have a holistic marketing strategy, from awareness and attraction to conversion and optimization.

Digital Strategy. We build digital strategies to target the intersection of our client’s goals, brand and customers. Informed by in-depth and ongoing collaboration with the client, data-driven insight and practiced expertise, we craft actionable plans that deliver results. We specialize in adapting to the changing market, emerging technologies, and evolving customer behavior. Our strategy capabilities focus on brand development, digital commerce, content, and digital analytics and optimization.

Design. We conceive, design, and write with a deliberate focus on balancing creativity and usability. We believe a beautiful or fun or inspiring vision is only as good as the experience's ability to continually engage customers and drive conversion. Our brand-inspired, user-centered approach creates positive connections that turn customers into brand ambassadors.

User Experience. We architect fully responsive branded commerce sites and tools that eliminate transactional friction, reduce cognitive load, and add delight throughout the shopping experience. We specialize in taking advantage of platform functionality to add one-of-a-kind interactions and designing guided selling apps that use brand expertise to walk customers through complicated purchase decisions.

Interactive Development. We believe front-end development is as much about artfully enhancing a user interaction as it is engineering pixel perfection. We turn digital designs into beautiful, functioning experiences that look and behave the way they were intended to across screens and devices of all types, sizes, and systems. We also take every opportunity to use motion and interactive accents to provide users with guidance and delight throughout an experience.

SEO & Paid Search. We drive traffic by maintaining an in-depth knowledge of the ever-changing best practices for search engine optimization. We provide insight and advice on algorithm changes, content gaps, multi-language global expansion, and competitors’ search efforts. From implementation to ongoing management, we can help brands reach customers who are actively looking for what they offer.

Affiliate Marketing. Our approach to affiliate partner marketing focuses on building relationships with reputable, appropriate online influencers. We can help clients reach customers they may not through other channels, improving brand awareness and increasing sales quickly and efficiently. Then, through proactive program management, we can ensure ongoing optimization and continued growth. From publisher research and competitive analysis to payments, we can implement and manage the entire affiliate and partner ecosystem.

Conversion Optimization. Our conversion optimization team applies an in-depth analysis of product and behavioral data on the storefront to continually optimize our client’s site. By combining analytics with the capabilities of the platform, we plan and execute A/B tests, optimize onsite search, and create personalized experiences to maximize the impact of the marketing and merchandising efforts. From an audit of an existing site to building a conversion optimization roadmap, we help our clients generate more revenue and provide an ever-improving customer experience that turns shoppers into buyers.

Storefront Management. Through proven strategic merchandising methodologies, we create personalized shopping experiences that drive conversion and increase revenue. With specialized expertise in dynamic merchandising, we can draw on each customer’s history and intent to connect them with the right products and content at the right time. Our day-to-day storefront operations include product and category setup, sorting rules definition, promotion configuration, and price adjustment. Working within predetermined guidelines, we incorporate best practices and make strategic decisions to achieve each client’s goals.

Email Marketing. Combining technology with proven strategies, we elevate and optimize email programs to develop personalized customer relationships. We create custom customer journeys through dynamic email, automated remarketing, automations, and subscriber segmentation. Our data focused approach reduces the costs of customer acquisition, inspires brand loyalty, and increases ROI through both larger basket sizes and higher customer lifetime value.

Digital Analytics. We provide more than snapshots of user activity through the usual charts and dashboards. We mine all available data and use advanced analysis to identify opportunities within the customer journey that will allow brands to improve the overall user experience and generate increased business. With a focus on never-ending improvement, we use the data to continuously pinpoint actions that will strengthen customer relationships and drive results across marketing channels.

Technology Services

PFSweb's Technology Services builds world-class eCommerce websites that are designed to maximize revenue opportunities. Built by a seasoned group of professionals, we combine strategy and technology to create innovative user experiences. From high-fashion apparel to CPG, our portfolio consists of brands that accept only the highest quality shopping websites.

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

Direct-to-Consumer eCommerce. Established in 2008, PFSweb’s End2End eCommerce® solution for the DTC online channel initially featured Salesforce Commerce Cloud (formerly Demandware Commerce Cloud) as the exclusive eCommerce platform. As a result of our partnership with Salesforce Commerce Cloud, we have deployed one of the largest international Salesforce Commerce Cloud development teams in the world and maintain a talented team of  certified developers who create world-class user experiences for some of the world's leading brands. Since 2014, we have expanded the number of platforms supported within PFSweb’s End2End eCommerce® solution to include SAP Hybris, Oracle Commerce, IBM Watson Commerce and Magento. We have integrated these platforms with the rest of our world-class technology platform, including other best-of-breed technology partners, to create PFSweb reference applications and platform frameworks that provide our clients with very high-function, platform-specific DTC online store out-of-the-box. We are able to use the PFSweb reference applications and platform frameworks as a starting point to quickly create a completely customized online store for our DTC clients.

Designed specifically for DTC brands, our comprehensive offering redefines end-to-end eCommerce by enabling retailers and branded consumer goods manufacturers with the ability to employ a total outsourcing solution customized to their particular eCommerce strategy, without the loss of site or brand control associated with earlier end-to-end outsourcing solutions.

As a platform-agnostic provider, we manage dedicated eCommerce technology practices specializing in all of the leading enterprise platforms to enable our clients’ growth. Our expertise spans across the five major eCommerce platforms, including: Salesforce Commerce Cloud, SAP Hybris, Oracle Commerce, IBM Watson Commerce and Magento. Our staff is ready to build custom eCommerce solutions on any of these platforms for our clients on a global basis. We employ a proven development methodology, led by a highly-qualified team of solutions architects, web developers, project managers, and Quality Assurance (“QA”) testers. When paired with our Strategic Commerce Consulting Services and our Agency Services, we can provide an entire suite of services that spans strategy, creative, project management, web development, and quality assurance.

eCommerce Development. Our technology services practice partners and actively works with each eCommerce platform provider to ensure we are delivering quality services for our joint clients. We also work to achieve higher-level partner status with each provider to demonstrate our expertise and experience for each practice.

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

Omni-Channel Operations

Our Omni-Channel Operations services provide the operational activities required and expected of the world's leading brands. We have DTC and B2B experience in customizing solutions to meet the unique nuances of our clients’ internal finance, customer care, and supply chain operations. With approximately 2.2 million square feet of leased or managed distribution space and approximately 1,000 call center seats across two continents, we have the global infrastructure to meet the operational needs of our eCommerce and traditional B2B clients.

As the operational backbone of the online and B2B shopping experience, we focus on three core actions: to deliver, to communicate, and to fulfill the promise behind each brand we support.

Order Fulfillment

We design advanced pick-pack-ship operations that streamline our clients’ supply chain process and offer a flexible fulfillment distribution model. Our fulfillment team understands the value of the delivery experience by specializing in creating branded solutions with gift wrap and other branded services. Our distribution centers are located in the Memphis, Tennessee area, Toronto, Canada and Liege, Belgium to provide centrally located fulfillment throughout North America and Europe.

Advanced Distribution Facilities and Infrastructure. An integral part of our solution is the warehousing and distribution of our clients’ inventory. We receive inventory in our distribution centers, verify shipment accuracy, unpack and audit packages (a process that includes spot-checking a percentage of the inventory to validate piece counts and check for damages that may have occurred during shipping, loading and unloading). Upon request, we inspect for other damages or defects, which may include checking fabric, stitching and zippers for soft goods, or ‘testing’ power-up capabilities for electronic items as well as product specifications. We generally stock for sale within one business day of unloading. We pick, pack and ship customer orders and can provide customized packaging, customized monogramming, personalized laser engraving, high volume shrink packaging, inserts and promotional literature for distribution with customer orders. For many clients, we provide gift-wrapping services including line level gifting, customized gift-wrapping paper, ribbon, gift-box and gift-messaging.

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

Customer Care

Our internal contact center operations are focused on providing essential services such as order entry, returns authorization, product inquiry, and order tracking. These operations also include our iCommerce Agent (“iCA”), a customizable web-based application featuring powerful customer service tools for accessing all required customer information. Our unique multi-lingual capabilities are possible through our strategically placed locations in Dallas, Belgium and Toronto.

Customer Service Application. Through our web enabled Customer Service Application, iCA, our unique technology leverages the client’s website investment by wrapping the Customer Service Application around the existing website. Through iCA, agents provide customer service functions, such as placing orders, checking order status, facilitating returns, initiating upsell and cross sell, managing escalations, and gathering “voice of the customer” information to help our clients evolve with their customers’ changing needs. iCA is fully integrated into the client’s website, our data analytics platform, and our order processing system, allowing full visibility into customer history and customer trends. Through each of our customer touch-points, information can be analyzed and processed for current or future use in business evaluation product effectiveness and positioning, and supply chain planning. Through this fully integrated system, we are able to provide a complete customer care solution in a PFS customer care center or on a license basis to our clients’ owned or outsourced customer care centers.

Customer Assistance. An important feature of evolving commerce is the ability for the customer to communicate with a live customer service representative. Our experience has been that many consumers tell us they visited a web location for information, but not all of those consumers chose to place their order online. Our customer care services utilize features that integrate voice, e-mail, standard mail, fax, data and live chat communications to respond to and handle customer inquiries. Our customer care representatives answer various questions, acting as virtual representatives of our clients’ organization, regarding order status, shipping, billing, returns and product information and availability as well as a variety of other questions. We utilize technology that allows us to route each customer contact automatically to the appropriate customer care representative who is individually trained in the clients’ business and products.

Our web-enabled customer care centers are flexibly designed so that our customer care representatives can handle either several different clients and products in a shared agent environment, thereby creating economy of scale benefits for our clients, or through a highly customized dedicated agent support model that provides the ultimate customer experience and brand reinforcement.

Quality Monitoring. Quality is essential in our client solutions. As representatives of our clients, our customer care representatives must adhere to the unique quality standards of each client for each contact type. We continually monitor the quality of our customer care representatives against each client quality standard and use the results to provide agent-level feedback to continually improve the customer care experience. Clients may participate in the quality process by remotely listening to calls, assisting in the grading of recorded calls, and providing ongoing direction to improve quality standards through our calibration process.

Customer Self-Help. With the need for efficiency and cost optimization for many of our clients, we have integrated interactive voice response (“IVR”) as another option for customer contacts. IVR creates an “electronic workforce” with virtual agents that can assist customers with vital information at any time of the day or night. IVR allows for our clients’ customers to deal interactively with our system to handle basic customer inquiries, such as account balance, order status, shipment status and customer satisfaction surveys. The inclusion of IVR in our service offering allows us to offer a cost effective way to handle high volume, low complexity calls.

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

Business-to-Business Financial Management. For B2B clients, we offer full-service accounts receivable management and collection capabilities, including the ability to generate customized invoices in our clients’ names. We assist clients in reducing accounts receivable and days sales outstanding, while minimizing costs associated with maintaining an in-house collections staff. We offer electronic credit services in the format of EDI and XML communications direct from our clients to their vendors, suppliers and retailers.

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

Technology Ecosystem Services

Order Management Interfaces. Our order management system (OMS), based on the Oracle JD Edwards ERP suite, is a scalable solution built for DTC and B2B and order processing. We also offer a distributed order management solution utilizing the Kibo software that is tightly integrated with our internal OMS. This solution provides retailers with a complete technology solution for integrating both online and offline channels. Our order management technology solutions provide interfaces that allow for real-time information retrieval, including information on inventory, sales orders, shipments, delivery, purchase orders, warehouse receipts, customer history, accounts receivable and credit lines. These solutions are seamlessly integrated with our web-enabled customer contact centers, allowing for the processing of orders through shopping cart, phone, fax, mail, email, web chat, and other order receipt methods. As the information backbone for our total supply chain solution, order management services can be used on a stand-alone basis or in conjunction with our other business infrastructure offerings, including customer contact, financial or distribution services. In addition, for the B2B market, our technology platform provides a variety of order receipt methods that facilitate commerce within various stages of the supply chain. Our systems provide the ability for both our clients and their customers to track the status of orders at any time. Our services are transparent to our clients’ customers and are seamlessly integrated with our clients’ internal system platforms and web sites. By synchronizing these activities, we can capture and provide critical customer information, including:

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

Product Content Management. Our iCommerce PCM solution provides a comprehensive set of tools for creating, integrating, mastering, and syndicating product content efficiently across an entire organization. Leveraging enterprise-class product information management (PIM) software powered by Riversand Technologies, we provide a solution that enables brands to maximize the selling value of their product content across all commerce channels.

Technology Collaboration. We have created a suite of technology services that enable buyers and suppliers to fully automate their business transactions within their supply chain using the order management interfaces. Our collaboration technologies operate in an open systems environment and feature the use of industry-standard XML and SOA web services, enabling customized eCommerce solutions with minimal changes to a client’s systems or our systems. The result is a faster implementation process. We also support information exchange methods such as AS2, SFTP, EDI, MQ Series, ALE, and REST/SOAP over HTTPS.

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

SELLER SERVICES FINANCIAL MODELS

Service Fee Model

We refer to our standard seller services financial model as the “Service Fee” model. In this model, our clients own the inventory and are the merchants of record and engage us to provide various infrastructure, technology and digital agency services in support of their business operations. We provide ecommerce website services, inventory and order management, customer service, payment processing, and operations reports such as product sales, sales tax, and inventory management reports. In this model, we provide infrastructure and services and the clients are responsible for all financial operations and reporting related to the sales transactions.

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

Retail Financial Model

In addition to the Service Fee and the Agent models, we also offer a “Retail” model in which a PFSweb subsidiary purchases inventory from the client. In the Retail model, we place the initial and replenishment purchase orders with the client and take ownership of the product upon delivery to our facility.

Because we are the product owner as well as the merchant of record, we work closely with the client to plan sales and promotional activities. Under the Retail model, depending upon the product category and sales characteristics, we may require the client to provide product price protection as well as product purchase payment terms, right of return, and obsolescence protection appropriate to the product sales profile as well as potential reimbursement for uncollectible customer accounts receivable balances. Since we purchase and own the inventory and accounts receivable, this business model may require significant working capital requirements for which we have credit available either through credit terms provided by our clients or under senior credit facilities. Depending on the terms of our client arrangements in the Retail model, we record either: 1) product revenue as a component of product revenue or 2) net revenue (product revenue net of cost of product revenue) as a component of service fee revenue in our consolidated statement of operations.

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

•

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

A key business challenge facing many manufacturers and retailers as they evaluate their supply chain efficiency is determining how the trend toward increased DTC business activity will impact their traditional B2B and DTC commerce business models. Order management and small package fulfillment and distribution capabilities are becoming increasingly important processes as this trend evolves. We believe manufacturers will look to outsource their non-core competency functions to support this modified business model. We believe companies will continue to strategically plan for the impact that eCommerce and other new technology advancements will have on their traditional commerce business models and their existing technology and infrastructure capabilities. Additionally, B2B opportunities exist as companies look to leverage the technology and enhanced customer experience that currently exists within eCommerce channels.

Manufacturers, as buyers of materials, are also imposing new business practices and policies on their supplier partners to shift the normal supply chain costs and risks associated with inventory ownership away from their own balance sheets. Through techniques like Vendor Managed Inventory or Consigned Inventory Programs, manufacturers are asking their suppliers, as a part of the supplier selection process, to provide capabilities where the manufacturer need not own, or even possess, inventory prior to the exact moment that unit of inventory is required as a raw material component or for shipping to a customer. To be successful for all parties, business models such as these often require a sophisticated collection of technological capabilities that allow for complete integration and collaboration of the information technology environments of both the buyer and supplier. For example, for an inventory unit to arrive at the precise required moment in the manufacturing facility, it is necessary for the Manufacturing Resource Planning systems of the manufacturer to integrate with the CRM systems of the supplier. When hundreds of supplier partners are involved, this process can become quite complex and technologically challenging. Buyers and suppliers are seeking solutions that utilize XML based protocols and traditional EDI standards to ensure an open systems platform that promote easier technology integration in these collaborative solutions.

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

Although many of our competitors offer one or more of our services, we believe our primary competitive advantage is our ability to offer a full array of customized services, thereby eliminating any need for our clients to coordinate these services from many different providers. We believe we can differentiate ourselves by offering our clients a very broad range of eCommerce and business process services that address, in many cases, the entire value chain, from demand to delivery.

We also compete on the basis of many other important additional factors, including:

•	experience supporting a specific product vertically;
•	operating performance and reliability;
•	ease of implementation and integration;
•	experience of the people required to successfully and efficiently design and implement solutions;
•	experience operating similar solutions dynamically;
•	leading edge technology capabilities;
•	global reach; and
•	price.

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

End-to-end Commerce. In North America, we compete with full service commerce providers such as Trade Global and OneStop, as well as other providers such as BrandShop and Newgistics.  In the European market, we compete with companies such as Arvato, Yoox and other geographically focused providers in Western Europe.

Digital Agency Services. We compete with a wide range of digital agency firms, including SapientNitro, Fluid, Huge, AKQA, and Digitas LBI.

Technology Services. Globally, we compete with a wide range of technology services providers or systems integrators, including providers such as Astound Commerce, OSF, Optaros, Gorilla Group, Object Edge, and Lyons CG.

Omni-Channel Operations. We compete with eCommerce focused order fulfillment providers such as Radial and OHL, as well as, depending on the client’s retail and/or supply chain strategy, Excel Logistics, UPS Logistics, and other “pure-play” fulfillment or call center providers.

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

Procter & Gamble (consumer packaged goods), L’Oréal (health & beauty), LEGO Brand Retail (toys), T.J. Maxx (apparel and home fashion), Canada Goose (outdoor apparel), Diageo (premium beverages), Roots Canada Ltd. (apparel), Ricoh (printer supplies), Xerox (printers and printer supplies), Pandora (jewelry), Charlotte Russe (fashion),  among many others.

We target potential clients through an extensive integrated marketing program comprised of a variety of direct marketing techniques, email marketing initiatives, trade event participation, search engine marketing, public relations, social media and a sophisticated outbound tele-sales lead generation model. We have also developed a global business development methodology which allows us to effectively showcase our various eCommerce service solutions and products. We also pursue strategic marketing alliances with consulting firms, software manufacturers and other logistics providers to increase market awareness and generate referrals and customer leads.

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

Employees

As of December 31, 2016, we had approximately 2,500 employees, of which approximately 1,600 were located in the United States. We have never suffered an interruption of business as a result of a labor dispute. We consider our relationship with our employees to be good. In the U.S., Canada and India, we are not a party to any collective bargaining agreements and while our European subsidiaries are not a party to a collective-bargaining agreement, certain of them are required to comply with certain rules agreed upon by their employee Works Councils.

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

As of December 31, 2016, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of Ricoh product inventory, was approximately $67 million. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross-default provisions applicable to other agreements. Certain of these covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. A non-renewal, default under or acceleration of any of our credit facilities may have a material adverse impact upon our business and financial condition. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so.

Our business and future growth depend on our continued access to bank and commercial financing.

Our business and future growth currently depend on our ability to access bank, vendor and commercial lines of credit. We currently depend on line of credit facilities provided by various banks and commercial lenders that provided for an aggregate of up to approximately $76 million in available financing as of December 31, 2016. These lines of credit currently mature at dates through August 2020 and are secured by substantially all our assets. Our ability to renew our lines of credit depends upon various factors, including the availability of bank loans and commercial credit in general, as well as our financial condition and prospects. Therefore, we cannot guarantee that these credit facilities will continue to be available beyond their current maturities on reasonable terms or at all. Our inability to renew or replace our credit facilities or find alternative financing would materially adversely affect our business, financial condition, operating results and cash flow.

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

Similarly, salaries and payroll-related expenses are a significant component of our costs. Balancing our workforce levels against the demands for our services is difficult. We generally cannot reduce our labor costs as quickly as negative changes in revenue may occur. We may retain underutilized employees to maintain scalability to meet client demand. We must maintain our utilization at an appropriate rate to achieve our desired level of profitability. If we are unable to achieve and maintain our target utilization rates, our profitability could be adversely impacted. Further, if labor costs increase, this could put upward pressure on our costs and adversely affect our profitability if we are unable to recover these increased costs by increasing the prices for our services.

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

Our business may suffer if we are unable to hire and retain sufficient temporary workers or if labor costs increase. In addition, current and future healthcare legislation and related regulations could affect our cost of providing healthcare benefits adversely affecting our results and cash flows.

We regularly hire a large number of part-time and seasonal workers, particularly during the fourth quarter holiday season and to meet temporary increases in client activity volume related to “flash sales” and other short-term marketing programs. Any difficulty we may encounter in hiring such workers could result in significant increases in labor costs, or inability to support our clients’ business, which could have a material adverse effect on our business, financial condition and results of operations. We may also hire more full-time and part-time employees to mitigate the risk of the unavailability of temporary workers, and our failure to maintain an appropriate mix of labor personnel may result in higher costs. Competition for labor could also substantially increase our labor costs. In addition, current and future healthcare legislation could materially impact our future healthcare costs and our employee benefits costs, which would adversely affect our results and cash flows. Although we seek to preserve the contractual ability to pass through increases in labor costs to our clients, not all of our current contracts provide us with this protection, and we may enter into contracts in the future, which limit or prohibit our ability to pass through increases in labor costs to our clients.

Our business is susceptible to risks associated with international operations.

Outside of the United States, we currently maintain distribution facilities, call centers, technology centers, administrative offices and/or have sales personnel in Belgium, Canada, India, Bulgaria and England, and we currently intend to expand our international operations. We cannot assure you we will be successful in expanding in these or any additional international markets. In addition, we may face competition from companies that may have more experience with operations in these countries or with international operations generally. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. In addition to the uncertainty regarding our ability to generate revenue or profits from foreign operations and expand our international presence, there are risks inherent in doing business internationally that we have not generally faced in our U.S. operations, including:

•

lack of familiarity with, and resulting risk of breach of, and/or unanticipated additional cost of compliance with, foreign laws and regulations governing privacy, data security, data transfer, employment, taxes, tariffs, trade restrictions, transfer pricing and other matters;

•	changes in regulatory environments;
•	difficulties and expenses associated with localizing our services and operations to local markets, including language and cultural differences;
•	difficulties in staffing and managing international operations, including complex and costly hiring, disciplinary, and termination requirements;
•	the complexities of foreign value-added taxes and restrictions on the repatriation of earnings;
•	reduced or varied protection for intellectual property rights in some countries;
•	political, social and economic instability abroad, terrorist attacks and security concerns;
•	fluctuations in currency exchange rates; and
•	increased accounting and reporting burdens and complexities.

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

We have pursued an acquisition strategy designed to enhance or add to our offerings of services and solutions, or to enable us to expand in certain geographic and other markets, and we may continue to seek appropriate acquisition candidates. We may not succeed in completing targeted transactions, or achieve desired results of operations. Furthermore, we face risks in successfully integrating any businesses we acquire. Ongoing business may be disrupted and our management's attention may be diverted by acquisitions, transition or integration activities. In addition, we might need to dedicate additional management and other resources, and our organizational structure could make it difficult for us to efficiently integrate acquired businesses into our ongoing operations and assimilate and retain employees of those businesses into our culture and operations.

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

In addition, acquisitions involve further risks, such as:

•	lack of synergy, or inability to realize expected synergies, resulting from the acquisition;
•	the risk that the issuance of our common stock, if any, in an acquisition or merger, or the consolidation of an acquired company’s financial results could be dilutive to our shareholders;
•	acquired assets becoming impaired as a result of technological advancements or worse-than-expected performance of the acquired company;
•	the potential impact of the announcement or consummation of a proposed transaction on the market value of our common stock or relationships with third parties;
•

reductions in cash balances and/or increases in debt obligations to finance activities associated with a transaction, including future payments under earn-outs and other contingent payments, which reduce the availability of cash flow for general corporate or other purposes or impact our financial results; and

•

inadequacy or ineffectiveness of an acquired company’s internal financial controls, disclosure controls and procedures, and/or other policies or practices; and unknown, underestimated and/or undisclosed commitments or liabilities.

Our financial results may be negatively impacted by impairment in the carrying value of our goodwill and intangible assets.

Goodwill and identifiable intangible assets represented approximately 25% of our total assets as of December 31, 2016. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. We are required to test goodwill and intangible assets for impairment annually, as well as on an interim basis to the extent that factors or indicators become apparent that could reduce the fair value of any of our reporting units below its book value. Such factors requiring an interim test for impairment include financial performance indicators such as negative or declining cash flows or a decline in actual or planned revenue or earnings and a sustained decrease in share price. Our cash flow estimates involve projections that are inherently subject to change based on future events. A significant downward revision in the fair value of one or more of our business units that causes the carrying value to exceed the fair value could cause goodwill or intangible assets to be considered impaired, and could result in a non-cash impairment charge in our consolidated statement of operations.

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

In particular, with regard to transfers of personal data, we historically have relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU Safe Harbor Framework agreed to by the U.S. Department of Commerce and the European Union. The U.S.-EU Safe Harbor Framework, which established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area (the EEA) to the U.S., was recently invalidated by a decision of the European Court of Justice (the ECJ). In light of the ECJ’s decision, we are reviewing our business practices and may find it necessary or desirable to make changes to our handling of personal data to comply with new requirements under applicable European law. We may be unsuccessful in establishing legitimate means for our transfer and receipt of personal data from the EEA or otherwise responding to the ECJ’s decision or new European requirements, and we may experience reluctance or refusal by current or prospective European customers to use our services. We may be required to assume additional liabilities or incur additional costs, and our business, operating results and financial condition may be materially adversely affected. Because of the uncertainty arising from the ECJ decision, we may face a risk of enforcement actions by data protection authorities in the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.

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

Our business is subject to the risk of customer terminations.

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

Sales by Supplies Distributors to two customers in the aggregate accounted for approximately 29% of Supplies Distributors’ total product revenue for the year ended December 31, 2016 and 4% of consolidated net revenue. The loss of one or both of such customers, or non-payment of any material amount by these or any other customer, would have a material adverse effect upon Supplies Distributors’ business, results of operations and financial condition.

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

Our systems may not accommodate significant growth in our number of clients; we may incorrectly design client solutions.

Our success depends on our ability to handle a large number of transactions for many different clients in various product categories and to design client solutions that are effective and profitable. We expect the volume of transactions will increase significantly as we expand our operations. In addition, client marketing programs, such as “secret sales”, “flash sales” or holiday related promotions often result in significant short-term spikes in transaction volumes. When this occurs, additional stress is placed upon our network hardware and software and our ability to efficiently manage our operations, and we cannot assure you of our ability to efficiently manage a large number of transactions. In addition, if we incorrectly design a client solution, we may incur additional costs to operate the solution, which may result in the client solution being unprofitable or otherwise not meeting our margin targets. If we are not able to maintain an appropriate level of operating performance, we may be in breach of our client contractual obligations, develop a negative reputation, and impair existing and prospective client relationships and our business would be materially adversely affected.

We may not be able to recover all or a portion of our start-up costs associated with one or more of our clients.

We generally incur start-up costs in connection with the planning and implementation of business process solutions for our clients. Although we generally attempt to recover these costs from the client in the early stages of the client relationship, or upon contract termination if the client terminates without cause prior to full amortization of these costs, there is a risk that the client contract may not fully cover the start-up costs or that the client will terminate the contract for cause and withhold payment of any unamortized start-up costs. To the extent start-up costs exceed the start-up fees received, certain excess costs will be expensed as incurred. Additionally, in connection with new client contracts, we may incur capital expenditures associated with assets whose primary use is related to the client solution. There is a risk that the contract may end before expected and we may not recover the full amount of our capital costs.

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

We and our clients may be subject to sales tax in one or more jurisdictions, which could adversely affect our business.

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

As of December 31, 2016, institutional investors (including transcosmos, our largest shareholder) own or control approximately 85% of the voting power of our common stock. The interests of these shareholders may differ from our other shareholders in material respects. This concentration of voting power of our common stock may make it difficult for our other shareholders to approve or defeat matters that may be submitted for action by our shareholders, including the election of directors and amendments to our Certificate of Incorporation or Bylaws. This also may have the effect of deterring, delaying, or preventing a change in control, even when such a change in control could benefit our other shareholders. These shareholders may have the power to exert significant influence over our affairs in ways that may be adverse to the interests of our other shareholders.

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

As of December 31, 2016, we have issued an aggregate of (i) 1.2 million stock options outstanding to employees, directors and others with a weighted average exercise price of $7.56 per share (ii) 213,000 performance shares of common stock, of which 88,000 are vested and the remainder of which may vest, subject to satisfaction of vesting conditions, over the next two years, (iii) 27,000 restricted stock units, of which 13,000 are vested and the remainder of which may vest subject to satisfaction of vesting conditions, over the next three years, and (iv) 118,000 deferred stock units to the non-employee members of our Board of Directors under which the underlying shares will be issued upon the termination of service of the holder. The current and future issuance and/or vesting of shares of our common stock under the foregoing stock awards, performance shares and deferred stock units, sales of substantial amounts of common stock in the public market following the issuance and/or vesting of such shares, and/or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.

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

Our headquarters are located in Allen, Texas, a Dallas suburb. In the U.S., we operate a distribution facility in Memphis, Tennessee, with aggregate space of more than 440,000 square feet. We also operate four additional distribution facilities totaling an aggregate of approximately 1,050,000 square feet in Southaven, Mississippi. These facilities are located approximately ten miles from the Memphis International Airport. We also manage for a client a DTC facility in Memphis, Tennessee with approximately 410,000 square feet.

Internationally, we operate a distribution complex in Liège, Belgium with approximately 200,000 square feet, and distribution operations in Ontario, Canada with approximately 80,000 square feet. We also operate facilities in Bangalore, India, London, England, Basingstoke, England and Sofia, Bulgaria, each of which provide primarily technology development and administrative support.

We lease all of our distribution and other facilities under third party leases that generally contain one or more renewal options.

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

Common Stock

Our common stock is listed, and currently trades, on the NASDAQ Capital Market under the symbol “PFSW.” The following table sets forth for the periods indicated the high and low sale price for the common stock as reported by NASDAQ:

	Price
	High	Low
Year Ended December 31, 2015
First Quarter	$12.72	$10.01
Second Quarter	$15.42	$10.79
Third Quarter	$14.45	$11.29
Fourth Quarter	$16.54	$11.32

Year Ended December 31, 2016
First Quarter	$13.99	$9.95
Second Quarter	$15.87	$9.05
Third Quarter	$11.21	$8.90
Fourth Quarter	$9.60	$6.71

As of March 1, 2017, there were approximately 2,800 shareholders, of which 112 were record holders of the common stock.

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

Comparative Stock Performance

The graph below matches our cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the Russell 2000 index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2011 to 12/31/2016.

	12/11	12/12	12/13	12/14	12/15	12/16

PFSweb Inc.	100.00	86.63	275.68	384.80	391.19	258.36
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Equity Compensation Plan Information

The following table summarizes information with respect to equity compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2016:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan category (1)
Equity compensation plans approved by shareholders	1,573,088	$7.56	1,338,560
Equity compensation plans not approved by shareholders	—		—
(1)	See Note 7 to the Consolidated Financial Statements for more detailed information regarding the Company’s equity compensation plans.
(2)	Excludes 27,000 restricted stock units, 213,000 Performance Shares and 118,000 deferred stock units.

Item 6.	Selected Consolidated Financial Data

The following selected financial data should be read in conjunction with Item 8, Financial Statements and Supplementary Data and related notes and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial information appearing elsewhere in this Annual Report on Form 10-K. We derived the following historical financial information from our consolidated audited financial statements for the fiscal years noted (in thousands, except per share data):

	Years Ended December 31,
	2016	2015	2014	2013	2012
REVENUES:
Service fee revenue	$226,165	$182,175	$134,385	$112,977	$120,433
Product revenue, net	48,695	58,659	75,284	90,982	119,740
Pass-through revenue	59,783	47,435	37,379	37,644	41,390
Total revenues	334,643	288,269	247,048	241,603	281,563
COSTS OF REVENUES:
Cost of service fee revenue	155,513	123,574	94,858	77,160	89,249
Cost of product revenue	45,883	55,587	71,019	85,237	110,183
Cost of pass-through revenue	59,783	47,435	37,379	37,644	41,390
Total costs of revenues	261,179	226,596	203,256	200,041	240,822
Gross profit	73,464	61,673	43,792	41,562	40,741
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	76,304	66,280	47,658	46,235	40,620
(Loss) Income from operations	(2,840)	(4,607)	(3,866)	(4,673)	121
INTEREST EXPENSE, net	2,323	1,757	813	679	988
Loss from operations before income taxes	(5,163)	(6,364)	(4,679)	(5,352)	(867)
INCOME TAX EXPENSE (BENEFIT)	2,367	1,497	(53)	539	644
NET LOSS	$(7,530)	$(7,861)	$(4,626)	$(5,891)	$(1,511)

NET LOSS PER SHARE:
Basic	$(0.41)	$(0.45)	$(0.28)	$(0.39)	$(0.12)
Diluted	$(0.41)	$(0.45)	$(0.28)	$(0.39)	$(0.12)

Weighted average shares outstanding:
Basic	18,542	17,608	16,737	14,957	12,777
Diluted	18,542	17,608	16,737	14,957	12,777

Balance Sheet Data:
Total assets	$211,336	$191,290	$140,746	$132,036	$133,471
Short-term debt	7,300	3,153	6,850	8,231	16,660
Long-term debt	52,399	32,238	4,062	2,876	5,400
Shareholders' equity	40,283	43,758	40,105	40,925	28,051

The selected financial statements presented above are not comparable due to the acquisitions that occurred in the years ended December 31, 2016, 2015 and 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We believe the following discussion and analysis provides information that is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K. This Management’s Discussion and Analysis will help you understand:

•	The impact of forward looking statements;
•	Key transactions and events during 2016, 2015 and 2014;
•	Our financial structure, including our historical financial presentation;
•	Our results of operations for the previous three years as well as certain projections for the future;
•	Certain aspects of our relationships with our subsidiaries;
•	Our liquidity and capital resources;
•	The impact of seasonality, inflation and recently issued accounting standards on our financial statements; and
•	Our critical accounting policies and estimates.

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
•

our dependency upon our agreements with International Business Machines Corporation (“IBM”) and Ricoh Company Limited and Ricoh USA, Inc., a strategic business unit within the Ricoh Family Group of Companies, (collectively hereafter referred to as “Ricoh”);

•	our dependency upon our agreements with our major clients;
•	our client mix, their business volumes and the seasonality of their business;
•	our ability to finalize pending client and customer contracts;
•	the impact of strategic alliances and acquisitions;
•	trends in e-commerce, outsourcing, government regulation, both foreign and domestic, and the market for our services;
•	whether we can continue and manage growth;
•	increased competition;
•	our ability to generate more revenue and achieve sustainable profitability;
•	effects of changes in profit margins;
•	the customer and supplier concentration of our business;
•	our reliance on third-party providers and other subcontracted services;
•	the unknown effects of possible system failures and rapid changes in technology;
•	foreign currency risks and other risks of operating in foreign countries;
•	potential litigation;

•	our dependency upon key personnel;
•	our ability to retain seasonal and temporary workers;
•	the impact of new accounting standards and changes in existing accounting rules or the interpretations of those rules;
•	our ability to raise additional capital or obtain additional financing;
•	our ability, and the ability of our subsidiaries, to borrow under current financing arrangements and maintain compliance with debt covenants;
•	our relationship with, and our guarantees of, certain of the liabilities and indebtedness of our subsidiaries; and
•	taxation on the sale of our products and provision of our services.

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

Key Transactions and Events

We were impacted by the following key transactions and events that also affect comparability of our results to other periods:

Year ended December 31, 2016:

•

Acquired the outstanding capital stock of Conexus Limited (“Conexus”) on June 8, 2016. The results of operations of Conexus have been included in our consolidated financial statements since the acquisition date.

•	Implemented fulfillment solutions for three new large clients, resulting in incremental operating expenses in excess of associated revenues.

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

We refer to our standard seller services financial model as the Service Fee model. In this model, our clients own the inventory and are the merchants of record and engage us to provide various infrastructure, technology and digital agency services in support of their business operations. We derive our service fee revenues from a broad range of service offerings that include digital agency and marketing, eCommerce technologies, system integration, order management, customer care, logistics and fulfillment, financial management and professional consulting. We offer our services as an integrated solution, which enables our clients to outsource their complete ecommerce needs to a single source and to focus on their core competencies, though clients are also able to select individual or groupings of our various service offerings on an à la carte basis. We currently provide services to clients that operate in a range of vertical markets, including technology manufacturing, computer products, cosmetics, fragile goods, coins and collectibles, apparel, telecommunications, consumer electronics and consumer packaged goods, among others.

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

Growth is a key element to achieving our future goals, including achieving and maintaining sustainable profitability. Growth in our Service Fee and Agent models is driven by two main elements: new client relationships and organic growth from existing clients. We focus our sales efforts on larger contracts with brand-name companies within four primary target markets, health and beauty, home goods and collectibles, fashion and consumer packaged goods, which, by nature, require a longer duration to close but also have the potential to be higher quality and longer duration engagements. Through recent acquisitions, we have expanded our service offering capabilities and added new client relationships, which we currently expect to enhance our growth opportunities.

Currently, we are targeting growth within our Retail model to be through relationships with clients under which we can record service fee revenue (product revenue net of cost of product revenue) in our consolidated statement of operations as opposed to product revenue as generated in the Agent or Flash model above. These relationships are often driven by the sales and marketing efforts of the manufacturers and third party sales partners. In addition, as a result of certain operational restructuring of its business, our primary client relationship operating in the Retail model, Ricoh, has implemented, and will continue to implement, certain changes in the sale and distribution of Ricoh products. The changes have resulted, and are expected to continue to result, in reduced product revenues and profitability under our Retail model.

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

Selling, General and Administrative expenses – consist of expenses such as compensation and related expenses for sales and marketing staff, distribution costs (excluding freight) applicable to the Supplies Distributors business and the Retail model, executive, management and administrative personnel and other overhead costs, including certain occupancy and information technology costs and depreciation and amortization expenses and acquisition related costs.

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

			Change		% of Net Revenues			Change		% of Net Revenues
	2016	2015	$	%	2016	2015	2014	$	%	2014
Revenues
Service fee revenue	$226.2	$182.2	$44.0	24.1%	67.6%	63.2%	$134.4	$47.8	35.6%	54.4%
Product revenue, net	48.7	58.7	(10.0)	(17.0)%	14.6%	20.4%	75.3	(16.6)	(22.1)%	30.5%
Pass-through revenue	59.8	47.4	12.4	26.0%	17.8%	16.4%	37.4	10.0	26.9%	15.1%
Total net revenues	334.7	288.3	46.4	16.1%	100.0%	100.0%	247.1	41.2	16.7%	100.0%
Cost of Revenues
Cost of service fee revenue (1)	155.5	123.6	31.9	25.8%	68.8%	67.8%	94.9	28.7	30.3%	70.6%
Cost of product revenue (2)	45.9	55.6	(9.7)	(17.5)%	94.2%	94.8%	71.0	(15.4)	(21.7)%	94.3%
Pass-through cost of revenue (3)	59.8	47.4	12.4	26.0%	100.0%	100.0%	37.4	10.0	26.9%	100.0%
Total cost of revenues	261.2	226.6	34.6	15.3%	78.0%	78.6%	203.3	23.3	11.5%	82.3%
Service fee gross profit	70.7	58.6	12.1	20.6%	31.2%	32.2%	39.5	19.1	48.3%	29.4%
Product revenue gross profit	2.8	3.1	(0.3)	(8.5)%	5.8%	5.2%	4.3	(1.2)	(28.0)%	5.7%
Pass-through gross profit	—	—	—	—	—	—	—	—	—	—
Total gross profit	73.5	61.7	11.8	19.1%	22.0%	21.4%	43.8	17.9	40.8%	17.7%
Selling General and Administrative expense	76.3	66.3	10.0	(15.1)%	22.8%	23.0%	47.7	18.6	(39.1)%	19.3%
Loss from operations	(2.8)	(4.6)	1.8	38.4%	(0.8)%	(1.6)%	(3.9)	(0.7)	(19.2)%	(1.6)%
Interest expense, net	2.3	1.8	0.5	32.2%	0.7%	0.6%	0.8	1.0	(19.7)%	0.3%
Loss before income taxes	(5.1)	(6.4)	1.3	18.9%	(1.5)%	(2.2)%	(4.7)	(1.7)	(36.0)%	(1.9)%
Income tax expense (benefit), net	2.4	1.5	0.9	(58.1)%	0.7%	0.5%	(0.1)	1.6	—	0.0%
Net loss	$(7.5)	$(7.9)	$0.4	4.2%	(2.3)%	(2.7)%	$(4.6)	$(3.3)	(69.9)%	(1.9)%
(1)	Represents the percent of Service fee revenue.
(2)	Represents the percent of Product revenue, net.
(3)	Represents the percent of Pass-through revenue.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Service fee revenue. Service fee revenue increased $44.0 million, or 24.1%, in 2016 as compared to 2015. The increase in service fee revenue in 2016 as compared to 2015 was primarily due to the impact of expanded and new client relationships, including service fee revenues generated by our acquired subsidiaries Moda beginning in June 2015, CrossView beginning in August 2015 and Conexus beginning in June 2016, partially offset by the conclusion or reduction of operations of certain client programs during 2016.

The change in service fee revenue, excluding pass-through revenue, is shown below ($ millions):

Period ended December 31, 2015	$182.2
New service contract relationships	27.0
Change in existing client service fee relationships	23.6
Terminated client relationships not included in 2016 revenue	(6.6)
Period ended December 31, 2016	$226.2

When considering client relationships, we define an existing client to be a client from whom we earned revenue in both the current and prior year; we define a new client to be a client from whom we only earned revenue in the current year; and we define a terminated client as a client from whom we only earned revenue in the prior year. The growth of existing client relationships in 2016 includes the benefit of a full period of client activity applicable to client relationships acquired in conjunction with the Moda acquisition in June 2015 and CrossView acquisition in August 2015, compared to only a partial period of revenue in 2015. The new service contract relationships include an aggregate of approximately $3.3 million of revenue applicable to Conexus, acquired in June 2016. Our 2016 service fee revenue includes approximately $31.0 million of service fee revenues from clients who either concluded their relationship with us during 2016 or have notified us they will conclude their relationship during 2017, representing both project focused and recurring revenue client engagements, and also including one of the three clients for whom we implemented a new fulfillment solution during 2016. Based on current client projections, we expect the reduction in revenue from these terminated client programs to be offset by service fee revenue generated in 2017 by new or expanded client opportunities and revenues generated by our newly acquired subsidiaries. For 2017, we are currently targeting an increase in service fee revenues of approximately 5-10% from 2016 including the impact of a full year of operations for our Conexus entity versus a partial year in 2016.

Product revenue, net. Product revenue decreased $10.0 million, or 17.0%, in 2016 as compared to 2015. This reduction in revenue was primarily due to the operational restructuring by Ricoh of its business, including discontinuance of certain product lines, which has resulted, and is expected to continue to result, in lower product revenue from the sale of Ricoh products. We currently expect product revenue to continue to decline and be approximately $38 million to $45 million in 2017.

Cost of Service Fee Revenue. Service fee gross profit as a percentage of service fees decreased to 31.2% in 2016 from 32.2% in 2015. During 2016 we implemented three new, large fulfillment solutions in the U.S. along with several other engagements. The decline in gross margin is primarily due to incremental facility, labor and other costs incurred to support the setup and launch of new client relationships, especially for certain of these new clients whose unique business models led to unanticipated operational requirements requiring remediation to the solutions while also supporting the clients’ seasonal peak. The impact of these higher labor and operating costs was partially offset by the benefit of higher margin project activity and higher margin professional services activity, including our agency and technology services, which have been further bolstered by our acquisitions of Moda and Crossview in mid-2015 and Conexus in June 2016.

We target to earn an overall average gross profit on our service fee activity of 27-32% on existing and new service fee contracts, but we have accepted, and may continue to accept, lower gross margin percentages on certain contracts depending on contract scope and other factors, including projected volumes. We are focused on continuing to increase our level of higher margin service fee activity, including our professional and technology services, to help offset other lower margin activities. In addition, we are targeting to improve the profitability results of the remaining large, new fulfillment solutions implemented in 2016. Based on our currently projected continued growth in the professional services area of our business, including the benefit of our acquisitions, we are projecting to be at the middle to high end of the targeted range in 2017. Our service fee gross profit will continue to be impacted by the relative proportion of our infrastructure related services versus our professional services activity, as well as project work.

Cost of Product Revenue. Cost of product revenue decreased by $9.7 million, or 17.5%, to $45.9 million in 2016 as compared to 2015. The resulting gross profit margin was $2.8 million or 5.8% of product revenue for the year ended December 31, 2016 and $3.1 million or 5.2% of product revenue for 2015. We currently expect our product revenue gross profit margin to be approximately 5% in 2017.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses were $76.3 million, or 22.8% of total revenues in 2016 and $66.3 million, or 23.0% of total revenues in 2015. The year ended December 31, 2016 includes $13.1 million of SG&A expenses for our newly consolidated acquisitions, Moda, CrossView and Conexus (including $3.5 million of amortization of acquisition related intangible assets), which were either not yet acquired as of December 31, 2015 or not included for the full year 2015. The year ended December 31, 2015 included $5.2 million of SG&A expenses for Moda and CrossView (including $1.9 million of amortization of acquisition related intangible assets) and $0.4 million of expense related to the settlement of a claim relating to a discontinued business in 2015. SG&A expenses for 2016 and 2015 include approximately $3.5 million and $5.8 million, respectively of restructuring and acquisition related charges and approximately $4.0 million and $2.9 million, respectively of amortization of identifiable intangible assets related to our acquisitions. Excluding the restructuring and acquisition related charges and amortization of acquired identifiable intangibles assets in 2016 and 2015 and the claim settlement in 2015, SG&A expenses were 21.0% and 20.0% of total revenues in 2016 and 2015, respectively. The remaining increase in the SG&A percentage is primarily due to increases in personnel to support our professional services business activity related expenses, as well as sales and marketing activities and facility costs to support our growth, partially offset by a reduction in incentive based cash and stock compensation.

We currently expect our SG&A expenses will continue to increase in 2017, as compared to 2016, as we include a full year of expenses for Conexus, incur a full year of amortization for identifiable intangible assets acquired in our Conexus acquisition, incur incremental personnel related costs applicable to our professional services business activity and incentive based cash and stock compensation and incur additional expenditures related to our sales and marketing activities and facility costs. Additionally, future adjustments in fair value estimates of our performance-based contingent payments, if any, applicable to our CrossView acquisition will continue to be reflected as increases or decreases in SG&A expense.

Income Taxes. We recorded a tax provision associated primarily with state income taxes and the majority of our international operations. A valuation allowance has been provided for the majority of our domestic net deferred tax assets, which are primarily related to our net operating loss carryforwards, and for certain foreign deferred tax assets. We also recorded a deferred tax provision associated with the tax amortization of goodwill relation to our CrossView acquisition. We expect we will continue to record an income tax provision associated with state income taxes and our foreign operations, as well as the deferred tax provision for tax amortization of goodwill.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Service fee revenue. Service fee revenue increased $47.8 million, or 35.6%, in 2015 as compared to 2014. The increase in service fee revenue in 2015 as compared to 2014 was primarily due to the impact of expanded and new client relationships, including service fee revenues generated by (1) a full year of support operations for a significant new contract with a United States government agency versus a partial year in 2014 and (2) our acquired subsidiaries REV and LAL, beginning in September 2014, Moda in June 2015 and CrossView in August 2015, partially offset by the conclusion or reduction of operations of certain client programs during 2015.

The change in service fee revenue, excluding pass-through revenue, is shown below ($ millions):

Period ended December 31, 2014	$134.4
New service contract relationships	25.9
Change in existing client service fee relationships	26.9
Terminated client relationships not included in 2015 revenue	(5.0)
Period ended December 31, 2015	$182.2

When considering client relationships, we define an existing client to be a client from whom we earned revenue in both the current and prior year; we define a new client to be a client from whom we only earned revenue in the current year; and we define a terminated client as a client from whom we only earned revenue in the prior year. The new service contract relationships include approximately $15.0 million of revenue earned by Moda and Crossview in 2015 subsequent to our acquisition dates.  Our 2015 service fee revenue includes approximately $12.0 million of service fee revenues from clients who either concluded their relationship with us during 2015 or notified us in 2015 that they would conclude their relationship during 2016.

Product revenue, net. Product revenue decreased $16.6 million, or 22.1%, in 2015 as compared to 2014. This reduction in revenue was primarily due to the operational restructuring by Ricoh of its business, including discontinuance of certain product lines, which has resulted, and is expected to continue to result, in lower product revenue from the sale of Ricoh products.

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

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses were $66.3 million, or 23.0% of total revenues in 2015 and $47.7 million, or 19.3% of total revenues in 2014. The year ended December 31, 2015 includes $5.2 million of SG&A expenses for our newly consolidated acquisitions, Moda and CrossView, and $0.4 million of expense related to the settlement of a claim relating to a discontinued business. The year ended December 31, 2014 included only a partial year of SG&A expenses for our REV and LAL acquisitions for the period post-acquisition in September 2014 versus a full year impact in 2015. SG&A expenses for 2015 and 2014 include approximately $5.8 million and $2.8 million, respectively, of restructuring and acquisition related charges and approximately $2.8 million and $0.1 million, respectively, of amortization of identifiable intangible assets related to our acquisitions. Excluding the restructuring and acquisition related charges and amortization of acquired identifiable intangible assets in 2015 and 2014 and the claim settlement in 2015, SG&A expenses were 20.0% and 18.1% of total revenues in 2015 and 2014, respectively. The increase in percentage was primarily due to the increase in personnel related expenses to support our growth.

Income Taxes. We recorded a tax provision associated primarily with state income taxes and the majority of our international operations. A valuation allowance has been provided for the majority of our domestic net deferred tax assets, which are primarily related to our net operating loss carryforwards, and for certain foreign deferred tax assets.

Supplies Distributors and its Subsidiaries

We conduct a portion of our Retail business model operations through Supplies Distributors and its subsidiaries, which act as distributors/resellers of various Ricoh and other products. We conduct these services through transaction management services agreements under which PFS provides transaction management and fulfillment services to Supplies Distributors and its subsidiaries. In addition to Supplies Distributors being our wholly-owned subsidiary, we have also provided Supplies Distributors with a subordinated loan that, as of December 31, 2016, had an outstanding balance of $2.5 million.

Supplies Distributors paid us dividends of $1.1 million, $0.9 million and $1.8 million in 2016, 2015 and 2014, respectively, which eliminate in consolidation. Supplies Distributors has received lender approval to pay dividends of approximately $1.7 million in 2017. In addition, no distribution may be made if, after giving effect thereto, Supplies Distributors or its subsidiaries would be in noncompliance with its financial covenants under its current facilities.

Liquidity and Capital Resources

In addition to cash income from operations before working capital changes, our operating cash flows are generated by various factors. We receive cash flow benefits due to increases in our accounts payable, deferred revenue, accrued expenses and other liabilities balances in part due to increased business activity and timing of payments to clients of customer collections related to strong holiday volume during our fourth-quarter seasonal peak. These benefits are partially offset by the impact of reduced product purchases. In addition, the reduction of our Ricoh related product revenue business results in the lower inventory balances, which also contributes to our operating cash flows. These cash proceeds are partially offset by increases in accounts receivable primarily due to increased business activity and timing of client receipts applicable to service fee activity.

In each of 2016, 2015 and 2014, our cash used in investing activities included cash payments for recent acquisitions, net of cash acquired, as well as purchase of capital expenditures, exclusive of property and equipment acquired under debt and capital lease financing, which consisted primarily of capitalized software costs and equipment purchases.

In each of the years 2016 and 2015, cash flows from financing activities included proceeds from issuance of debt, net of debt and capital lease payments as well as proceeds from issuance of common stock. These cash proceeds were partially offset by payments on performance-based contingent payments related to our recent acquisitions. In 2014, we incurred a net use of cash related to payments on debt and capital lease payments partially offset by proceeds from issuance of common stock.

We have made various cash payments in recent years relating to acquisitions. These payments include initial cash payments, net of cash acquired, if applicable, of $8.4 million in 2016 for Conexus, $31.6 million in 2015 for Moda and CrossView and $6.4 million in 2014 for REV and LAL. We also made payments in settlement of performance-based contingent payments, which aggregated $9.5 million paid in 2016 for REV, LAL and CrossView 2015 performance-based contingent payments and $2.0 million paid in 2015 for REV and LAL 2014 performance-based contingent payments.

We incurred capital expenditures of $8.7 million, $4.5 million and $5.4 million in the years ended December 31, 2016, 2015 and 2014, respectively, exclusive of $6.8 million, $4.6 million and $5.3 million in each period, respectively, of property and equipment acquired under debt and capital lease financing, which consisted primarily of capitalized software costs and equipment purchases.

Capital expenditures have historically consisted of additions to upgrade our management information systems, development of customized technology solutions to support and integrate with our service fee clients and general expansion and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures to support new contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate our total investment in upgrades and additions to facilities and information technology solutions and services for the upcoming twelve months, including costs to implement new clients, will be approximately $9.0 million to $12.0 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. To maintain our current operating cash position, a portion of these expenditures may be financed through client reimbursements, debt, operating or capital leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event that we do not obtain the financing results necessary to support such investments.

During 2016, our working capital increased to $18.6 million from $12.4 million at December 31, 2015, primarily due to (i) $20.2 million of net proceeds from long-term financing under our senior bank facility to support a portion of our financing needs, including performance-based contingent payments related to previous years’ acquisitions and the purchase of Conexus, including its working capital, in June 2016, (ii) $12.3 million income from operations before working capital changes, and (iii) $1.2 million of proceeds from the issuance of common stock, partially offset by cash used to support certain purchases of property and equipment.

The purchase price for CrossView includes performance-based contingent payments for future earn-out payments payable in 2017 and 2018 based on CrossView’s achievement of certain 2016 and 2017 financial targets, of which $8.3 million is the aggregate maximum contractual earn-out.  As of December 31, 2016, based on 2016 results and current financial projections for 2017, we have accrued $4.1 million for future performance-based contingent payments applicable to the CrossView acquisition.

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

The following is a schedule of our total contractual cash obligations, which is comprised of debt, performance-based contingent payments, operating leases and capital leases (including interest), as of December 31, 2016 (in millions):

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations
Debt	$53,861	$4,208	$7,262	$42,391	$—
Capital lease obligations	6,200	3,338	2,821	41	—
Performance-based contingent payments	4,083	2,405	1,678	—	—
Operating leases	52,321	9,728	15,718	13,091	13,784
Total	$116,465	$19,679	$27,479	$55,523	$13,784

As of December 31, 2016, we have entered into secured term and revolving loan facilities described below that contain both financial and non-financial covenants. To the extent we fail to comply with our debt covenants, including the financial covenant requirements and we are not able to obtain a waiver, the lenders would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral. An acceleration of the repayment of our credit facility obligations will have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all such obligations. As of December 31, 2016, we were in compliance with all debt covenants. Further, non-renewal of any of our credit facilities may have a material adverse impact on our business and financial condition. Other than performance-based contingent payments applicable to our CrossView acquisition, and our capital and operating lease commitments, we do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.

We receive municipal tax abatements in certain locations. In prior years we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to our tax abatement. We disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against us and the timing of the related payments has not been finalized. As of December 31, 2016, we believe we have adequately accrued for the expected assessment.

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

PFS Financing

In August 2015, we entered into a new credit agreement (“Credit Agreement”) with Regions Bank, as agent for itself, Bank of America N.A., HSBC Bank USA, National Association and one or more future lenders (the “Lenders”). Under this Credit Agreement, and subject to the terms set forth therein, the Lenders have agreed to provide a revolving loan facility for up to $32.5 million and a term loan facility for up to $30 million. Subject to the terms of the Credit Agreement, we have the ability to increase the total loan facilities to $75 million. Availability under the revolving loan facility, which was approximately $2.0 million as of December 31, 2016, may not exceed a borrowing base of eligible accounts receivable (as defined). Advances under the Credit Agreement accrue interest at a variable rate, plus an applicable margin, and have a five year maturity, with scheduled amortization payments for term loan advances. The Credit Agreement is secured by a lien on substantially all of the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the shares of certain of the Company’s foreign subsidiaries. The Credit Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum fixed charge ratio and a maximum leverage ratio.

Restricted Net Assets

Certain of our credit facilities contain various financial covenants and include covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, and place restrictions on the transfer of assets or the payment of dividends between us and our subsidiaries. At December 31, 2016 and 2015, we had restricted net assets of approximately $71.6 million and $71.8 million, respectively.

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

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The core principle behind ASU No. 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering those goods and services. The standard creates a model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The new standard requires significantly expanded disclosures about revenue contract assets and liabilities and includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs. The ASU allows two methods of adoption: (a) a full retrospective approach in which the standard is applied to all periods presented, or (b) a modified retrospective approach in which the standard is applied only to the most current period presented in the financial statements. In August 2015, the FASB deferred the effective date of this standards update to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. We currently anticipate adopting the standard using the modified retrospective method.  We are assessing the standard and analyzing the standard’s impact on our internal controls, accounting policies and financial statements and disclosures. As we are in the process of evaluating the impact of the standard, we have not yet quantified the impact of adoption. However, based on the initial phase of our evaluation process, we have identified certain potential areas of impact. Application of the new standard requires that incremental costs of obtaining a contract (including sales commissions plus any associated fringe benefits) be recognized as an asset and expensed over the expected life of the arrangement, unless that life is less than one year. Currently we expense certain of these contract acquisition costs as incurred. Additionally, we are assessing the expanded disclosure requirements of the new standard and whether the principal versus agent considerations would change how we present certain revenues, primarily pass-through revenues. During 2017, we expect to continue our evaluation and implementation processes, which will include the quantification of impact and development of policies, to facilitate adoption during the quarter ended March 31, 2018.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under existing standards, the market amount requires consideration of replacement cost, net realizable value (NRV), and NRV less an approximately normal profit margin. The new ASU replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. This standard is effective for us prospectively beginning January 1, 2017.  Adoption of this ASU will not have a material impact on our consolidated financial statement.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. Upon adoption, we do not expect a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  We are currently assessing the ASU’s impact on our consolidated financial statements, but do expect the adoption to have a material impact to the balance sheet through the addition of an ROU asset and corresponding lease liability.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force” (“ASU 2016-15”). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Certain issues addressed in this guidance include - debt payments or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investments and beneficial interests in securitization transactions. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted.  We are currently assessing this ASU’s impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force” (“ASU 2016-15”). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Certain issues addressed in this guidance include - debt payments or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investments and beneficial interests in securitization transactions. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted.  We are currently assessing this ASU’s impact on our consolidated financial.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, ASU 2017-01 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017, and interim periods within those annual periods.  We are currently evaluating the effect of ASU 2017-01.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill impairment” (“ASU 2017-04”), which removes Step 2 of the goodwill impairment test. A goodwill impairment will now be determined by the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  ASU 2017-04 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the effect of ASU 2017-04.

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

Our service fee revenue relates to our distribution services, order management/customer care services, professional, digital agency and technology services. Distribution services relate primarily to inventory management, product receiving, warehousing and fulfillment (i.e., picking, packing and shipping product on our clients’ behalf). Order management/customer care services relate primarily to taking customer orders for our clients’ products via various channels such as telephone call-center, electronic or facsimile. These services also entail addressing customer questions related to orders, as well as cross-selling/up-selling activities. Professional and technology services relate primarily to design, implementation and support of eCommerce platforms, website solutions and quality control for our clients.

We typically charge our service fee revenue on either a cost-plus basis, a percent of shipped revenue basis, a time and materials, project or retainer basis for our professional services, or a per transaction basis, such as a per item basis for fulfillment services or a per labor hour basis for web-enabled customer contact center services. Additional fees are billed for other services. For technology and digital agency services, we may charge on a fixed cost basis based on an estimated maximum number of professional service labor hours.

We evaluate our contractual arrangements to determine whether or not they include multiple service elements. Revenue recognition is determined for the separate service elements of the contract in accordance with the requirements of Accounting Standards Codification 605, “Revenue Recognition.”  A deliverable constitutes a separate unit of accounting when it has stand-alone value and there are no return rights or other contingencies present for the delivered elements. We allocate revenue to each element based on estimated selling price. Each of our client contracts, and the related services, is unique, with individual needs and criteria customized for each client. Each client engagement is scoped and priced separately and as such we are not able to establish vendor specific objective evidence of fair value for our services, nor is third-party evidence available to establish stand-alone selling prices. Accordingly we use our best estimate of selling price for the deliverables. We establish our estimates considering internal factors such as margin objectives, pricing practices and controls as well as market conditions such as competitor pricing strategies.

We perform front-end set-up and integration services to support client eCommerce platforms and websites. When we determine these front-end set-up and integration services do not meet the criteria for recognition as a separate unit of accounting, we defer the start-up fees received and the related costs, and recognize them over the expected performance period. When we determine these front-end set-up and integration services do meet the criteria for recognition as a separate unit of accounting, for time and material arrangements, we recognize revenue as services are rendered and costs as they are incurred. For fixed-price arrangements, we use the completed contract method to recognize revenues and costs if reasonable and reliable cost estimates for a project cannot be made. If reasonable and reliable costs estimates for a project can be made, we recognize revenue over the expected performance period on a proportional performance basis, as determined by the relationship of actual effort incurred compared to the estimated total contract effort. We use this method because we consider effort incurred to date to be the best available measure of progress on contract in progress. Provisions for estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. Change orders that result from modification of an original contract are taken into consideration for revenue recognition when they result in a change of total contract value and are approved by our clients.

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

Allowance for Doubtful Accounts

The determination of the collectability of amounts due from our clients and customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current credit worthiness to determine that collectability is reasonably assured, as well as consideration of the overall business climate in which our clients and customers operate. Inherently, these uncertainties require us to make frequent judgments and estimates regarding our clients and customers’ ability to pay amounts due us to determine the appropriate amount of valuation allowances required for doubtful accounts. Provisions for doubtful accounts are recorded when it becomes evident the client or customer will not make the required payments at either contractual due dates or in the future. These provisions may be based on discussions with the client or customer or the age of the amount due.

In our Retail model, we also maintain an allowance for uncollectible vendor receivables, which arise from inventory returns to vendors, vendor rebates, price protections and other promotions. We determine the sufficiency of the vendor receivable allowance based upon various factors, including payment history and vendor communication. Amounts received from vendors may vary from amounts recorded because of potential non-compliance with certain elements of vendor programs. If our estimated allowances for uncollectible accounts or vendor receivables subsequently prove insufficient, an additional allowance may be required.

Allowance for doubtful accounts totaled $0.5 million and $0.6 million at December 31, 2016 and 2015, respectively. We believe our allowances for doubtful accounts are adequate to cover anticipated losses under current conditions; however, uncertainties regarding changes in the financial condition of our clients and customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required.

Inventory Reserves

Inventories (merchandise, held for resale, all of which are finished goods) are stated at the lower of weighted average cost or market. Supplies Distributors and its subsidiaries assume responsibility for slow-moving inventory under certain distributor agreements, subject to certain termination rights, but have the right to return product rendered obsolete by engineering changes, as defined. We review inventories for impairment on a periodic basis, but at a minimum, annually. Recoverability of the inventory on hand is measured by comparisons of the carrying value to the fair value of the inventory. This requires us to record provisions and maintain reserves for excess or obsolete inventory. If write-downs of inventories are necessary, the cost basis of that inventory is adjusted. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand and market conditions. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. At December 31, 2016 and 2015, our reserve for slow moving inventory was $0.6 million and $0.7 million, respectively. We believe our reserves are adequate to cover anticipated losses under current conditions; however, significant or unanticipated changes to our estimates and forecasts, either adverse or positive, could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required.

Stock Compensation

We utilize our Employee Stock and Incentive Plan (the “Plan”) to help attract, retain and incentivize qualified executives, key employees and non-employee directors to increase our shareholder value and help build and sustain growth. As of December 31, 2016, grants for an aggregate of 1,573,088 shares of common stock have been awarded under the Plan, and 1,338,560 shares remain available for future grants. The Plan provides for the granting of incentive awards in a variety of forms such as the award of an option, stock appreciation right, restricted stock award, restricted stock unit, deferred stock unit, among other stock-based awards.

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

Business Combinations

We account for business combinations under the acquisition method of accounting, which requires the assets and liabilities to be recorded at their respective fair values as of the acquisition date in the consolidated financial statements. The determination of estimated fair value may require us to make significant estimates and assumptions, including estimates of future financial performance the acquired entity. The purchase price is the fair value of the total consideration conveyed to the seller and the excess of the purchase price over the fair value of the acquired identifiable net assets, where applicable, is recorded as goodwill. The results of operations of an acquired business are included in our consolidated financial statements from the date of acquisition. Costs associated with the acquisition of a business are expensed in the period incurred.

Long-Lived Assets, Goodwill and Intangible Assets

Long-lived assets include property, intangible assets, goodwill and certain other assets. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We review goodwill for impairment at least annually as of year-end. We record impairment losses in the period in which we determine the carrying amount is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. This may require us to make judgments regarding long-term forecasts of our future revenues and costs related to the assets subject to review.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks including interest rates on our financial instruments and foreign exchange rates.

Interest Rate Risk

Our interest rate risk relates to the outstanding balances on our inventory and working capital financing agreements and credit agreement which amounted to $57.6 million at December 31, 2016. A 100 basis point movement in interest rates would result in approximately $0.5 million annualized increase or decrease in interest expense based on the outstanding balance of these agreements at December 31, 2016.

Foreign Exchange Risk

Currently, our foreign currency exchange rate risk is primarily limited to the Canadian Dollar, the Euro, the British Pound and the Indian Rupee. In the future, our foreign currency exchange risk may also include other currencies applicable to certain of our international operations. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates. To hedge our net investment and intercompany payable or receivable balances in foreign operations, we may enter into forward currency exchange contracts. No derivative instruments or forward currency exchange contracts were entered into during 2016, 2015 or 2014.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

PFSweb, Inc.

505 Millennium Dr.

Allen, TX 75013

We have audited the accompanying consolidated balance sheets of PFSweb, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the years ended December 31, 2016 and 2015.  In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index.  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PFSweb, Inc. and subsidiaries at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PFSweb, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Dallas, Texas

March 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

PFSweb, Inc.

We have audited the accompanying consolidated balance sheet of PFSweb, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 (not presented herein), and the related consolidated statements operations and comprehensive loss, shareholders’ equity, and cash flows for the year then ended. Our audit of the basic consolidated financial statements included the 2014 financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PFSweb, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON, LLP

Dallas, Texas

March 23, 2015

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31

(In thousands, except share data)

	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,425	$21,781
Restricted cash	215	275
Accounts receivable, net of allowance for doubtful accounts of $494 at December 31, 2016 and $600 at December 31, 2015, respectively	80,223	70,700
Inventories, net of reserves of $568 and $739 at December 31, 2016 and December 31, 2015, respectively	6,632	9,262
Other receivables	6,750	8,704
Prepaid expenses and other current assets	7,299	5,662
Total current assets	125,544	116,384
PROPERTY AND EQUIPMENT, net	30,264	24,093
IDENTIFIABLE INTANGIBLES, net	6,864	8,810
GOODWILL	46,210	39,829
OTHER ASSETS	2,454	2,174
Total assets	$211,336	$191,290
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$7,300	$3,153
Trade accounts payable	59,752	51,170
Deferred revenue	7,156	7,390
Performance-based contingent payments	2,405	11,679
Accrued expenses	30,360	30,563
Total current liabilities	106,973	103,955
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	52,399	32,238
DEFERRED REVENUE, less current portion	4,127	4,499
DEFERRED RENT	4,810	4,362
PERFORMANCE-BASED CONTINGENT PAYMENTS, less current portion	1,678	2,478
OTHER LIABILITIES	1,066	—
Total liabilities	171,053	147,532

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 18,768,567 and 18,136,218 shares issued at December 31, 2016 and December 31, 2015, respectively; and 18,735,100 and 18,102,751 outstanding at December 31, 2016 and December 31, 2015, respectively	19	18
Additional paid-in capital	146,286	141,948
Accumulated deficit	(105,317)	(97,787)
Accumulated other comprehensive income	(580)	(296)
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	40,283	43,758
Total liabilities and shareholders’ equity	$211,336	$191,290

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31

(In thousands, except per share data)

	2016	2015	2014
REVENUES:
Service fee revenue	$226,165	$182,175	$134,385
Product revenue, net	48,695	58,659	75,284
Pass-through revenue	59,783	47,435	37,379
Total revenues	334,643	288,269	247,048
COSTS OF REVENUES:
Cost of service fee revenue	155,513	123,574	94,858
Cost of product revenue	45,883	55,587	71,019
Cost of pass-through revenue	59,783	47,435	37,379
Total costs of revenues	261,179	226,596	203,256
Gross profit	73,464	61,673	43,792
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	76,304	66,280	47,658
Loss from operations	(2,840)	(4,607)	(3,866)
INTEREST EXPENSE, net	2,323	1,757	813
Loss from operations before income taxes	(5,163)	(6,364)	(4,679)
INCOME TAX EXPENSE (BENEFIT)	2,367	1,497	(53)
NET LOSS	$(7,530)	$(7,861)	$(4,626)

NET LOSS PER SHARE:
Basic	$(0.41)	$(0.45)	$(0.28)
Diluted	$(0.41)	$(0.45)	$(0.28)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	18,542	17,608	16,737
Diluted	18,542	17,608	16,737
COMPREHENSIVE LOSS:
Net loss	$(7,530)	$(7,861)	$(4,626)
Foreign currency translation adjustment, net of taxes	(284)	(978)	(1,129)
TOTAL COMPREHENSIVE LOSS	$(7,814)	$(8,839)	$(5,755)

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity

Balance, December 31, 2013	16,540,904	$17	$124,522	$(85,300)	$1,811	33,467	$(125)	$40,925
Net loss	—	—	—	(4,626)	—	—	—	(4,626)
Stock-based compensation expense, net of taxes	—	—	2,620	—	—	—	—	2,620
Issuance of common stock, net	451,585	—	1,631	—	—	—	—	1,631
Shares issued related to acquisitions	54,604	—	544	—	—	—	—	544
Non-cash compensation expense	—	—	140	—	—	—	—	140
Other comprehensive loss - foreign currency translation adjustment, net of taxes	—	—	—	—	(1,129)	—	—	(1,129)
Balance, December 31, 2014	17,047,093	17	129,457	(89,926)	682	33,467	(125)	40,105
Net loss	—	—	—	(7,861)	—	—	—	(7,861)
Stock-based compensation expense, net of taxes	—	—	3,991	—	—	—	—	3,991
Issuance of common stock, net	492,379	—	1,483	—	—	—	—	1,483
Shares issued related to acquisitions	596,746	1	6,842	—	—	—	—	6,843
Non-cash compensation expense	—	—	175	—	—	—	—	175
Other comprehensive loss - foreign currency translation adjustment, net of taxes	—	—	—	—	(978)	—	—	(978)
Balance, December 31, 2015	18,136,218	18	141,948	(97,787)	(296)	33,467	(125)	43,758
Net loss	—	—	—	(7,530)	—	—	—	(7,530)
Stock-based compensation expense, net of taxes	—	—	804	—	—	—	—	804
Issuance of common stock, net	460,332	1	1,203	—	—	—	—	1,204
Shares issued related to acquisitions	172,017	—	2,331	—	—	—	—	2,331
Other comprehensive loss - foreign currency translation adjustment, net of taxes	—	—	—	—	(284)	—	—	(284)
Balance, December 31, 2016	18,768,567	$19	$146,286	$(105,317)	$(580)	33,467	$(125)	$40,283

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

(In thousands)

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,530)	$(7,861)	$(4,626)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,377	14,831	11,675
Amortization of debt issuance costs	146	52	—
Provision for doubtful accounts	4	187	165
Provision for excess and obsolete inventory	57	93	53
Loss on disposition of fixed assets	219	—	—
Deferred income taxes	823	58	(841)
Stock-based compensation expense	2,111	4,637	3,059
Non-cash compensation expense	—	175	140
Change in performance-based contingent payments	1,064	1,673	—
Changes in operating assets and liabilities:
Restricted cash	—	(138)	(31)
Accounts receivable	(8,931)	(5,632)	(2,743)
Inventories	2,578	1,070	3,407
Prepaid expenses, other receivables and other assets	424	(686)	(2,526)
Deferred rent	887	(542)	(187)
Accounts payable, deferred revenue, accrued expenses and other liabilities	6,037	14,754	6,236
Net cash provided by operating activities	13,266	22,671	13,781

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,713)	(4,489)	(5,445)
Acquisitions, net of cash acquired	(8,359)	(31,619)	(6,366)
Net cash used in investing activities	(17,072)	(36,108)	(11,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	1,203	1,483	1,631
Taxes paid on behalf of employees for withheld shares	(1,307)	(646)	(438)
Decrease (increase) in restricted cash	60	383	(360)
Payments on performance-based contingent payments	(9,454)	(2,043)	—
Payments on capital lease obligations	(2,981)	(2,417)	(2,533)
Payments on debt, net	(686)	(6,763)	(2,929)
Payments on term debt	(563)	—	—
Borrowings on term debt	20,000	10,000	—
Borrowings on revolver	84,280	48,511	—
Payments on revolver	(83,553)	(29,228)	—
Debt issuance costs	—	(723)	—
Net cash provided by (used in) financing activities	6,999	18,557	(4,629)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(549)	(1,467)	(1,631)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,644	3,653	(4,290)

CASH AND CASH EQUIVALENTS, beginning of period	21,781	18,128	22,418

CASH AND CASH EQUIVALENTS, end of period	$24,425	$21,781	$18,128

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and capital leases	$6,793	$4,649	$5,344

 The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Overview

PFSweb, Inc. and its subsidiaries are collectively referred to as the “Company”; “Supplies Distributors” collectively refers to Supplies Distributors, Inc. and its subsidiaries; “Retail Connect” refers to PFSweb Retail Connect, Inc.; “REV” collectively refers to REV Solutions, Inc. and REVTECH Solutions India Private Limited; “LAL” refers to LiveAreaLabs, Inc.; “Moda” refers to Moda Superbe Limited; “CrossView” refers to CrossView, Inc.; “Conexus” refers to Conexus Limited;  and “PFSweb” refers to PFSweb, Inc. and its subsidiaries, excluding Supplies Distributors and Retail Connect.

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

Supplies Distributors has obtained financing (see Note 5) to fund certain working capital requirements for the sale of primarily Ricoh products. Pursuant to the transaction management services agreements between PFSweb and Supplies Distributors, PFSweb provides to Supplies Distributors transaction management and fulfillment services, such as managed web hosting and maintenance, procurement support, web-enabled customer contact center services, customer relationship management, financial services including billing and collection services, information management, and international distribution services. Supplies Distributors does not have its own sales force and relies upon Ricoh’s sales force and product demand generation activities for its sale of Ricoh products. Supplies Distributors sells its products in the United States, Canada and Europe.

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

Investment in Affiliates

Priority Fulfillment Services, Inc. (“PFS”), a wholly-owned subsidiary of PFSweb Inc., has made advances to Supplies Distributors that are evidenced by a Subordinated Demand Note (the “Subordinated Note”). Under the terms of certain of the Company’s debt facilities, the outstanding balance of the Subordinated Note cannot be decreased to less than $2.5 million without prior approval of certain of the Company’s lenders (see Note 5). As of December 31, 2016 and 2015, the outstanding balance of the Subordinated Note was $2.5 million, which is eliminated in the Company’s consolidated financial statements.

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

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

The Company performs front-end set-up and integration services to support client eCommerce platforms and websites. When the Company determines these front-end set-up and integration services do not meet the criteria for recognition as a separate unit of accounting, the Company defers the start-up fees received and the related costs, and recognizes them over the expected performance period. When the Company determines these front-end set-up and integration services do meet the criteria for recognition as a separate unit of accounting, for time and material arrangements, the Company recognizes revenue as services are rendered and costs as they are incurred. For fixed-price arrangements, the Company uses the completed contract method to recognize revenues and costs if reasonable and reliable cost estimates for a project cannot be made. If reasonable and reliable costs estimates for a project can be made, the Company recognizes revenue over the expected performance period on a proportional performance basis, as determined by the relationship of actual effort incurred compared to the estimated total contract effort. At the time a loss in a contract is expected, the entire amount of the estimated loss is accrued.

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

Under its distributor agreements (see Note 8), Supplies Distributors bills Ricoh for reimbursements of certain expenses, including: pass-through customer marketing programs, including rebates and coop funds; certain freight costs; direct costs incurred in passing on any price decreases offered by Ricoh to Supplies Distributors or its customers to cover price protection and certain special bids; the cost of products provided to replace defective product returned by customers; and certain other expenses as defined. Supplies Distributors records these reimbursable amounts as they are incurred as other receivables in the consolidated balance sheet with a corresponding reduction in either inventory or cost of product revenue. Supplies Distributors also records pass-through customer marketing programs as a reduction of both product revenue and cost of product revenue.

Accounts Receivable

The Company recognizes revenue and records trade accounts receivable, pursuant to the methods described above, when collectability is reasonably assured. Collectability is evaluated in the aggregate and on an individual customer or client basis taking

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

	December 31,
	2016	2015
Deferred implementation revenues
Current	$7,156	$7,390
Non-Current	4,127	4,499
	$11,283	$11,889
Deferred implementation costs
Current	$2,770	$2,768
Non-Current	1,337	1,245
	$4,107	$4,013

Current and non-current deferred implementation costs, excluding technology and development costs, are a component of prepaid expenses and other current assets and other assets, respectively.

Concentration of Business and Credit Risk

During 2016, no product customer or service fee client relationships represented more than 10% of the Company’s consolidated total net revenues. One service fee client relationship, the United States Mint, represented more than 10% of the Company’s consolidated total net revenues during 2015. No product customer or service fee client relationships represented more than 10% during 2014. As of both December 31, 2016 and 2015, one client exceeded 10% of the Company’s consolidated accounts receivable.

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

Other Receivables

Other receivables include $3.8 million and $3.5 million as of December 31, 2016 and 2015, respectively, primarily for amounts due from Ricoh for costs incurred by the Company under the distributor agreements (see Note 8). In addition, other receivables include $2.8 million and $2.5 million as of December 31, 2016 and 2015, respectively, applicable to value added tax receivables and a $1.4 million receivable as of December 31, 2015 applicable to the CrossView post-closing balance sheet reconciliation adjustment (see Note 3).

Inventories

Inventories (all of which are finished goods) are stated at the lower of weighted average cost or market. The Company establishes inventory reserves based upon estimates of declines in values due to inventories that are slow moving or obsolete, excess levels of inventory or values assessed at lower than cost.

Supplies Distributors assumes responsibility for slow-moving inventory under its Ricoh distributor agreements, subject to certain termination rights, but has the right to return product rendered obsolete by engineering changes, as defined (see Note 8). In the event PFSweb, Supplies Distributors and Ricoh terminate the distributor agreements, the agreements provide for the parties to mutually agree on a plan of disposition of Supplies Distributors’ then existing inventory.

Supplies Distributors’ inventories include merchandise in-transit that has not been received by the Company but that has been shipped and invoiced by Supplies Distributors’ vendors. The corresponding payable for inventories in-transit is included in trade accounts payable in the accompanying consolidated balance sheets.

The Company reviews inventory for impairment on a periodic basis, but at a minimum annually. Recoverability of the inventory on hand is measured by comparison of the carrying value of the inventory to the fair value of the inventory. The reserve for slow moving or excess inventory was $0.6 million and $0.7 million as of December 31, 2016 and 2015, respectively.

Property and Equipment

The components of property and equipment as of December 31, 2016 and 2015 are as follows (in thousands):

	December, 31		Depreciable
	2016	2015	Life

Purchased and capitalized software costs	$52,409	$47,994	2-7 years
Furniture and fixtures	30,713	24,346	2-10 years
Computer equipment	16,771	13,460	2-5 years
Leasehold improvements	14,874	13,429	2-10 years
Other	1,472	1,448	3-5 years
	116,239	100,677
Less-accumulated depreciation and amortization	(85,975)	(76,584)
Property and equipment, net	$30,264	$24,093

The Company makes judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Capitalized implementation costs are depreciated over the respective client expected performance period. Leasehold improvements are amortized over the shorter of the useful life of the related asset or the remaining lease term. Depreciation and amortization expense related to property and equipment, excluding capital leases, for the years ended December 31, 2016, 2015 and 2014 was $8.6 million, $9.5 million and $9.1 million, respectively.

The Company’s property and equipment held under capital leases amount to approximately $5.4 million and $5.5 million, net of accumulated amortization of approximately $5.1 million and $4.6 million, at December 31, 2016 and 2015, respectively. Depreciation and amortization expense related to capital leases for the years ended December 31, 2016, 2015 and 2014 was $2.8 million, $2.4 million and $2.5 million, respectively.

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

Long-Lived Assets, Goodwill and Identifiable Intangible Assets

The Company reviews long-lived assets with definite lives for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets include property and equipment, identifiable intangible assets, goodwill and certain other assets.

Property and Equipment

When events or changes in circumstances indicate that the carrying amount of our property and equipment might not be recoverable, the expected future undiscounted cash flows from the asset are estimated and compared with the carrying amount of the asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the asset with its carrying amount. Fair value is generally determined based on discounted cash flows or appraised values, as appropriate. During 2016, 2015 and 2014, no impairment of property and equipment was identified or recorded.

Identifiable intangible assets

The Company’s intangible assets are primarily comprised of the identifiable intangible assets that it acquired from acquisitions. Specifically, the Company’s recognized identifiable intangible assets include non-compete agreements, trade names, customer relationships and developed technology.

Identifiable intangible assets are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the carrying amount of the asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The impairment loss to be recorded would be the excess of the asset’s carrying value over its fair value. Fair value is  determined using a discounted cash flow analysis or other valuation technique. The Company did not record any impairment charge during 2016, 2015 and 2014.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill and other intangible assets with indefinite lives are not amortized to operations, but instead are reviewed for impairment at least annually in the fourth quarter, or more frequently when there is an indicator of impairment. Goodwill impairment exists when a reporting unit’s goodwill carrying value exceeds its implied fair value. The Company has no intangible asset with indefinite useful lives, other than goodwill.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Accounting Standards Update (“ASU”) Topic 350: Testing Goodwill for Impairment (“ASU Topic 350”) permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying a two-step goodwill impairment test. This qualified assessment is referred to as “Step 0.” When performing Step 0, an entity evaluates relevant events and circumstances, including but not limited to, macroeconomic conditions, industry and market conditions, overall financial performance, reporting unit specific events and entity specific events. If, after completing Step 0, an entity concludes that it is not likely that the fair value of the reporting unit is less than its carrying amount, it would not be required to perform a two-step impairment test for that reporting unit.

In the event that the conclusion of Step 0 requires the two-step test, the first step compares the fair value of the reporting unit with its carrying value, including goodwill. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. An impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value.

If the Company is required to perform the two-step test described in the preceding paragraph, it would determine fair value using generally accepted valuation techniques, including discounted cash flows and market multiple analyses. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies.

The Company’s valuation methodology for assessing impairment would require management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, the Company may record impairment charges in the future.

Operating Leases

The Company leases certain real estate for its warehouse, call center, sales, professional services and corporate offices, as well as certain equipment under non-cancelable operating leases that expire at various dates through 2026. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other similar leases. The Company recognizes escalating lease payments on a straight-line basis over the term of each respective lease, and classifies the difference between cash payments and rent expense recognized as deferred rent in the accompanying consolidated balance sheets.

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

Income Taxes

For federal income tax purposes, tax years that remain subject to examination include years 2013 through 2016. However, the utilization of net operating loss (“NOL”) carryforwards that arose prior to 2013 remains subject to examination through the years such carryforwards are utilized. For Europe, tax years that remain subject to examination include years 2014 to 2016. For Canada, tax years that remain subject to examination include years 2008 to 2016, depending on the subsidiary. For state income tax purposes, the tax years that remain subject to examination include years 2012 to 2016, depending upon the jurisdiction in which the Company files tax returns. The Company and its subsidiaries have various income tax returns in the process of examination. The Company does not expect these examinations will result in unrecognized tax benefits.

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

The carrying value of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, debt and capital lease obligations, approximate their fair values at December 31, 2016 and 2015 based on short terms to maturity or current market prices and interest rates or observable inputs such as quoted prices in active markets.

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

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Net Loss Per Common Share

Basic and diluted net loss per share are computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. The following equity awards (see Note 7) have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive: 1.2 million, 1.3 million and 1.6 million stock options for the years ended December 31, 2016, 2015 and 2014, respectively; 0.2 million, 0.7 million and 0.6 million performance shares and restricted stock units for the years ended December 31, 2016, 2015 and 2014, respectively; and 118,000, 72,000 and 41,000 deferred stock units for the years ended December 31, 2016, 2015 and 2014, respectively.

Cash Paid For Interest and Taxes During Year

The Company made payments for interest of approximately $1.7 million, $1.0 million and $0.7 million in the years ended December 31, 2016, 2015 and 2014, respectively (see Notes 5 and 6). Income tax payments of approximately $1.7 million, $1.4 million and $0.7 million were made during each of the years ended December 31, 2016, 2015 and 2014, respectively (see Note 10).

Impact of Recently Issued Accounting Standards

Pronouncements Recently Adopted

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-09, “Compensation Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendment in this ASU affects all organizations that issue share-based payment awards to employees and is intended to simplify several aspects of the accounting for these awards, including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and allowing an accounting policy election to account for forfeitures as they occur. As permitted by ASU 2016-09, the Company elected to early adopt ASU 2016-09 in the quarter ended June 30, 2016 with an effective date of January 1, 2016. As a result of the adoption, the Company recognized previously unrecognized excess tax benefits of $1.9 million, which was offset by a valuation allowance in the same amount as the Company does not believe, on a more-likely-than-not basis, the net operating losses will be realized. The adoption of ASU 2016-09 resulted in a cumulative adjustment to equity, subject to a full valuation allowance, as of January 1, 2016. Additionally, as a result of the adoption, the Company reclassified previous years taxes paid on behalf of employees for withheld shares in the consolidated cash flow statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual and interim periods beginning after December 15, 2016. The Company adopted ASU 2014-15 as of and for the annual period ended December 31, 2016, which did not have any impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) which requires debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected by ASU 2015-03. The Company adopted ASU 2015-03 in 2015 by recognizing debt issuance costs as a direct reduction of the related debt liability. In August 2015, the FASB issued ASU 2015-15, “Interest—Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. ASU 2015-15 adds clarity from the SEC’s perspective on the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The Company’s adoption of ASU 2015-15 did not have a material impact on the consolidated financial statements.

Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The core principle behind ASU No. 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering those goods and services. The standard creates a model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The new standard requires significantly expanded disclosures about revenue contract assets and liabilities and includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs. The ASU allows two methods of adoption: (a) a full retrospective approach in which the standard is applied to all periods presented, or (b) a modified retrospective approach in which the standard is applied only to the most current period presented in the financial statements. In August 2015, the FASB deferred the effective date of this standards update to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. The Company currently anticipates adopting the standard using the modified retrospective method. The Company is assessing the new standard and analyzing the standard’s impact on the Company’s internal controls, accounting policies and financial statements and disclosures. As the Company is in the process of evaluating the impact of the standard, it has not yet quantified the impact of the adoption. However, based on the initial phase of its evaluation process, the Company has identified certain potential areas of impact. Application of the new standard requires that incremental costs of obtaining a contract (including sales commissions plus any associated fringe benefits) be recognized as an asset and expensed over the expected life of the arrangement, unless that life is less than one year. Currently the Company expenses certain of these contract acquisition costs as incurred. Additionally, the Company is assessing the expanded disclosure requirements of the new standard and whether the principal versus agent considerations would change how it presents certain revenues, primarily pass-through revenues. During 2017, the Company expects to continue its evaluation and implementation processes, which will include the quantification of impact and development of policies, to facilitate adoption during the quarter ended March 31, 2018.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under existing standards, the market amount requires consideration of replacement cost, net realizable value (NRV), and NRV less an approximately normal profit margin. The new ASU replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. This standard is effective for the Company prospectively beginning January 1, 2017.  Adoption of this ASU will not have a material impact on the Company’s consolidated financial statement.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The updated standard is effective beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. Upon adoption, the Company does not expect a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently assessing the ASU’s impact on its consolidated financial statements, but does expect the adoption to have a material impact to the balance sheet through the addition of an ROU asset and corresponding lease liability.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force” (“ASU 2016-15”). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Certain issues addressed in this guidance include - debt payments or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investments and beneficial interests in securitization transactions. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted.  The Company is currently assessing this ASU’s impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”).  ASU 2017-01 clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, ASU 2017-01 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017, and interim periods within those annual periods.  The Company is currently evaluating the effect of ASU 2017-01.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill impairment” (“ASU 2017-04”), which removes Step 2 of the goodwill impairment test. A goodwill impairment will now be determined by the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  ASU 2017-04 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effect of ASU 2017-04.

3. Acquisitions

Acquisition of Conexus

On June 8, 2016, PFSweb, Inc. acquired the outstanding capital stock of Conexus, an eCommerce system integrator that provides strategic consulting, system integration, and managed services for leading businesses and technology companies from its primary operations in Basingstoke, Hampshire (U.K.). The purchase price for the shares consists of (i) an initial cash payment of £5,855,000 (approximately $8.5 million), subject to a post-closing adjustment based upon a May 31, 2016 balance sheet analysis, and (ii) up to an aggregate maximum of £1,445,000 (approximately $1.8 million at December 31, 2016), subject to Conexus achieving certain operational and financial targets during the post-closing period ending December 31, 2016 (the “Earn-out Payments”), subject to possible offsets for indemnification and other claims arising under the purchase agreement. Up to 40% (but not to exceed £450,000) (approximately $0.6 million at December 31, 2016) of the Earn-out Payments may be paid by the issuance of restricted shares of PFSweb common stock, based on its then current market value at the time of issuance. Conexus did not achieve the operational and financial targets so the Company did not make any payments or record any liability as of December 31, 2016 applicable to the Earn-out Payments.

The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the assets acquired and liabilities assumed, including an allocation of purchase price, and the results of operations of Conexus, including the amortization of acquired intangible assets, have been included in the Company's consolidated financial statements since the date of acquisition, which for 2016 included $3.3 million of service fee revenue and approximately $0.8 million of net loss.

The Company determined fair value using a combination of the discounted cash flow, market multiple and market capitalization valuation methods. The Company is in the process of finalizing the purchase price allocation, including the finalization of a post-closing adjustment based upon a May 31, 2016 balance sheet analysis, and, accordingly, the following preliminary allocation of the purchase price is subject to adjustment. The following table summarizes the preliminary estimated fair value of the tangible and intangible assets acquired and liabilities assumed (in thousands):

Cash	$156
Accounts receivable, net	1,451
Other receivables	887
Other assets	421
Identifiable intangibles	2,035
Total assets acquired	4,950
Total liabilities assumed	2,218
Net assets acquired	2,732
Goodwill	6,336
Total purchase price	$9,068

Purchase price for Conexus is as follows (in thousands):

Aggregate cash payments	$8,515
Performance-based contingent payments (based on estimated fair value at acquisition date)	553
Total purchase price	$9,068

The excess of the purchase price over the fair value of the net identifiable assets acquired and liabilities assumed was allocated to goodwill. Total goodwill of $6.3 million, none of which is deductible for tax purposes, is not being amortized but is subject to an annual impairment test using a fair-value-based approach.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company is amortizing the identifiable intangible assets acquired using a pattern in which the economic benefit of the assets are expected to be realized by the Company over their estimated remaining useful lives. There are no residual values for any of the identifiable intangible assets subject to amortization acquired during the Conexus acquisition.

Estimated definite lived identifiable intangible assets acquired in the Conexus acquisition consist of (in thousands):

		December 31, 2016		Estimated
	Fair Value	Accumulated	Net Carrying	Useful Life
	at Acquisition	Amortization	Value	from Acquisition

Developed technology	$727	$(145)	$582	2.5 years
Customer relationships	1,308	(461)	847	4.5 years
Total definite lived identifiable intangible assets	$2,035	$(606)	$1,429

Acquisition of CrossView

On August 5, 2015, PFSweb, Inc. acquired substantially all of the assets, and assumed substantially all of the liabilities, in each case, other than certain specified assets and liabilities, of CrossView, Inc. (“CrossView”) an ecommerce systems integrator and provider of a wide range of ecommerce services in the U.S. and Canada.

Consideration paid by the Company included an initial cash payment of $30.7 million and 553,223 unregistered shares of Company common stock (approximately $6.3 million in value as of the acquisition date). The initial cash payment was subject to adjustment based upon a post-closing balance sheet reconciliation. In addition, the purchase agreement provides for future earn-out payments (“CrossView Earn-out Payments”) payable in 2016, 2017 and 2018 based on the achievement of certain 2015, 2016 and 2017 financial targets. The CrossView Earn-out Payments have no guaranteed minimum and an aggregate maximum of $18.0 million and are subject to possible offsets for indemnification and other claims. During 2016, the Company paid an aggregate of $7.9 million in settlement of the 2015 CrossView Earn-out Payments, of which, $1.6 million was paid by the issuance 122,066 of restricted shares of Company stock. The Company will pay 15% of any 2016 and 2017 earn-outs payments in restricted shares of Company common stock, based on its current market value at the time of issuance. As of December 31, 2016 and 2015, the Company had recorded a total liability of $4.1 million and $10.2 million, respectively, applicable to the CrossView Earn-out Payments, which is included in performance-based contingent liabilities in the consolidated balance sheets. As of December 31, 2015, the Company had recognized a receivable of $1.4 million applicable to the post-closing balance sheet reconciliation adjustment, which was paid by the seller in 2016.

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

The Company determined fair value using a combination of the discounted cash flow, market multiple and market capitalization valuation methods. The following table summarizes the estimated fair value of the tangible and intangible assets acquired and liabilities assumed (in thousands):

Accounts receivable	$7,550
Other assets	590
Identifiable intangibles	9,050
Total assets acquired	17,190
Total liabilities assumed	2,556
Net assets acquired	14,634
Goodwill	30,221
Total purchase price	$44,855

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Purchase price for CrossView is as follows (in thousands, except share data and stock price):

Number of shares of common stock issued	553,223
Multiplied by PFSweb, Inc.'s stock price	$11.40
Share consideration	$6,307
Aggregate cash payments	30,740
Performance-based contingent payments (based on estimated fair value at acquisition date)	9,195
Post-closing balance sheet reconciliation adjustment	(1,387)
Total purchase price	$44,855

The excess of the purchase price over the fair value of the net identifiable assets acquired and liabilities assumed was allocated to goodwill. Total goodwill of $30.2 million, which, given the structure of the acquisition, is expected to be deductible for tax purposes over 15 years is not being amortized and is subject to an annual impairment test using a fair-value-based approach.

The Company is amortizing the identifiable intangible assets acquired using a pattern in which the economic benefit of the assets are expected to be realized by the Company over their estimated remaining useful lives. There are no residual values for any of the identifiable intangible assets subject to amortization acquired during the CrossView acquisition.

Definite identifiable intangible lived assets acquired in the CrossView acquisition consist of (in thousands):

		December 31, 2016		December 31, 2015		Estimated
	Fair Value	Accumulated	Net Carrying	Accumulated	Net Carrying	Useful Life
	at Acquisition	Amortization	Value	Amortization	Value	from Acquisition

Trade names	$1,100	$(623)	$477	$(183)	$917	2.5 years
Non-compete agreements	300	(142)	158	(42)	258	3 years
Customer relationships	6,800	(3,219)	3,581	(1,394)	5,406	9 years
Developed technology	850	(477)	373	(140)	710	2.5-3 years
Total definite lived identifiable intangible assets	$9,050	$(4,461)	$4,589	$(1,759)	$7,291

Acquisition of Moda

On June 11, 2015, PFSweb, Inc. acquired the outstanding capital stock of Moda, an eCommerce system integrator and consultancy that provides unique digital experiences for fashion brands and retailers through its primary operations in London. Consideration paid for the shares included an initial £650,000 (approximately $1.0 million) cash payment and 16,116 unregistered shares of Company stock (approximately $0.2 million in value as of the acquisition date). The purchase agreement provided for earn-out payments (“Moda Earn-out Payments”) based on Moda’s achievement of certain financial targets, subject to possible offsets for indemnification and other claims arising under the purchase agreement. As of December 31, 2015, the Company had recorded a total liability of $0.3 million applicable to the projected Moda Earn-out Payments, which is included in performance-based contingent liabilities in the consolidated balance sheets. Moda did not achieve the financial targets so the Company did not make any payments or record any liability as of December 31, 2016 applicable to the Moda Earn-out Payments.

The transaction was accounted for using the purchase method of accounting for business combinations and, accordingly, the assets acquired and liabilities assumed, including an allocation of purchase price, and the results of operations of Moda, including the amortization of acquired intangible assets, have been included in the Company’s consolidated financial statements since the date of acquisition, which for 2015 included $1.2 million of service fee revenue and $0.2 million of net loss.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company determined fair value using a combination of the discounted cash flow, market multiple and market capitalization valuation methods.  The following table summarizes the estimated fair value of the tangible and intangible assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$126
Accounts receivable	335
Identifiable intangibles	340
Other assets	50
Total assets acquired	851
Total liabilities assumed	658
Net assets acquired	193
Goodwill	1,287
Total purchase price	$1,480

Purchase price for Moda is as follows (in thousands, except share data and stock price):

Number of shares of common stock issued	16,116
Multiplied by PFSweb, Inc.'s stock price	$14.60
Share consideration contingent payments	$235
Aggregate cash payments	1,005
Performance-based contingent payments (based on fair value at acquisition date)	240
Total purchase price	$1,480

The excess of the purchase price over the fair value of the net identifiable assets acquired and liabilities assumed was allocated to goodwill. Total goodwill of $1.3 million, none of which is deductible for tax purposes, is not being amortized but is subject to an annual impairment test using a fair-value-based approach.

The Company is amortizing the identifiable intangible assets acquired using a pattern in which the economic benefit of the assets are expected to be realized by the Company over their estimated remaining useful lives. There are no residual values for any of the identifiable intangible assets subject to amortization acquired during the Moda acquisition.

Definite lived identifiable intangible assets acquired in the Moda acquisition consist of (in thousands):

		December 31, 2016		December 31, 2015		Estimated
	Fair Value	Accumulated	Net Carrying	Accumulated	Net Carrying	Useful Life
	at Acquisition	Amortization	Value	Amortization	Value	from Acquisition

Customer relationships	$309	$(265)	$44	$(141)	$168	1.6 years
Non-compete agreements	31	(31)	-	(12)	19	2.5 years
Total definite lived identifiable intangible assets	$340	$(296)	$44	$(153)	$187

Acquisition of LAL

On September 22, 2014, PFS acquired the outstanding capital stock of LAL, a provider of digital agency services including strategy, branding, website design, visual design, copywriting, interactive development and support services primarily to manufacturers and retailers from its operations in the United States. Consideration paid for the shares included an initial $4.0 million cash payment and 54,604 unregistered shares of Company stock (approximately $0.5 million in value as of acquisition date). The purchase agreement provided for earn out payments (“LAL Earn-out Payments”) payable in 2015 and 2016 based on LAL’s achievement of certain 2014 and 2015 financial targets (the “2014 LAL Earn-out Payments” and “2015 LAL Earn-out Payments,” respectively), in each case, subject to a maximum payment and possible offsets for indemnification and other claims arising under the purchase agreement. During 2015, the Company paid $1.0 million in payment of the 2014 LAL Earn-out-Payments. As of December

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

31, 2015, the Company had recorded a total current liability of $2.0 million applicable to the 2015 LAL Earn-out Payments, which is included in performance-based contingent liabilities in the consolidated balance sheets. During 2016, the Company paid $1.5 million and issued 38,424 shares of common stock of the Company (approximately $0.5 million in value as of payment date) in payment of the 2015 LAL Earn-out Payments.

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

The Company determined fair value using a combination of the discounted cash flow, market multiple and market capitalization valuation methods. The following table summarizes the estimated fair value of the tangible and intangible assets acquired and liabilities assumed (in thousands):

Cash	$30
Accounts receivable, net	1,299
Identifiable intangibles	1,290
Other assets	281
Total assets acquired	2,900
Total liabilities assumed	1,617
Net assets acquired	1,283
Goodwill	5,610
Total purchase price	$6,893

Purchase price for LAL is as follows (in thousands, except per share data and stock price):

Number of shares of common stock issued	54,604
Multiplied by PFSweb Inc.'s stock price	$9.96
Share consideration	$544
Aggregate cash payments	4,000
Performance-based contingent payments (based on estimated fair value at acquisition date)	2,349
Total purchase price	$6,893

The excess of the purchase price over the fair value of the net identifiable assets acquired and liabilities assumed was allocated to goodwill. Total goodwill of $5.6 million, none of which is deductible for tax purposes, is not being amortized but is subject to an annual impairment test using a fair-value-based approach.

The Company is amortizing the identifiable intangible assets acquired using a pattern in which the economic benefit of the assets are expected to be realized by the Company over their estimated remaining useful lives. There are no residual values for any of the identifiable intangible assets subject to amortization acquired during the LAL acquisition.

Definite lived identifiable intangible assets acquired in the LAL acquisition consist of (in thousands):

		December 31, 2016		December 31, 2015		Estimated
	Fair Value	Accumulated	Net Carrying	Accumulated	Net Carrying	Useful Life
	at Acquisition	Amortization	Value	Amortization	Value	from Acquisition

Non-compete agreements	$150	$(97)	$53	$(54)	$96	3.5 years
Trade name	150	(150)	-	(83)	67	2.25 years
Customer relationships	990	(613)	377	(426)	564	6 years
Total definite lived identifiable intangible assets	$1,290	$(860)	$430	$(563)	$727

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Acquisition of REV

On September 3, 2014, PFS acquired the outstanding capital stock of REV, a provider of eCommerce website technical design, development and support services from its operations in the United States and India, enabling retailers, manufacturers and suppliers to optimize the customer experience across multiple channels. The initial consideration paid for the shares was $3.2 million. The purchase agreement provides for earn-out payments (“REV Earn-out Payments”) payable in 2015 and 2016 based on REV’s achievement of certain 2014 and 2015 financial targets (the “2014 REV Earn-out Payments” and “2015 REV Earn-out Payments”, respectively), in each case, subject to guaranteed minimum and maximum payment and possible offsets for indemnification and other claims arising under the purchase agreement. During 2015, the Company paid $1.1 million and issued 27,407 shares of common stock of the Company (approximately $0.3 million in value as of payment date) in payment of the 2014 REV Earn-out Payments. As of December 31, 2015, the Company had recorded a total current liability of $1.7 million applicable to the 2015 REV Earn-out Payments, which is included in performance-based contingent liabilities in the consolidated balance sheets. During 2016, the Company paid $1.6 million and issued 11,527 shares of common stock of the Company (approximately $0.2 million in value as of payment date) in payment of the 2015 REV Earn-out Payments.

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

The Company determined fair value using a combination of the discounted cash flow, market multiple and market capitalization valuation methods. The following table summarizes the estimated fair value of the tangible and intangible assets acquired and liabilities assumed (in thousands):

Cash and cash equivalents	$765
Accounts receivable	1,753
Identifiable intangibles	1,019
Other assets	305
Total assets acquired	3,842
Total liabilities assumed	655
Net assets acquired	3,187
Goodwill	2,756
Total purchase price	$5,943

Purchase price for REV is as follows (in thousands):

Aggregate cash payments	$3,161
Performance-based contingent payments (based on fair value at acquisition date)	2,782
Total purchase price	$5,943

The excess of the purchase price over the fair value of the net identifiable assets acquired and liabilities assumed was allocated to goodwill. Total goodwill of $2.8 million, none of which is deductible for tax purposes, is not being amortized but is subject to an annual impairment test using a fair-value-based approach.

The Company is amortizing the identifiable intangible assets acquired using a pattern in which the economic benefit of the assets are expected to be realized by the Company over their estimated remaining useful lives. There are no residual values for any of the identifiable intangible assets subject to amortization acquired during the REV acquisition.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Definite lived identifiable intangible assets acquired in the REV acquisition consist of (in thousands):

		December 31, 2016		December 31, 2015		Estimated
	Fair Value	Accumulated	Net Carrying	Accumulated	Net Carrying	Useful Life
	at Acquisition	Amortization	Value	Amortization	Value	from Acquisition

Non-compete agreements	$94	$(71)	$23	$(51)	$43	1-3.5 years
Leasehold	45	(42)	3	(24)	21	2.5 years
Customer relationships	880	(579)	301	(417)	463	6 years
Total definite lived identifiable intangible assets	$1,019	$(692)	$327	$(492)	$527

Performance-Based Contingent Payments

The following table presents the change in the acquisition related performance-based contingent payments for the years presented:

	2016	2015

As of January 1,	$14,157	$5,392
Fair value at the time of acquisition - Conexus	553	—
Fair value at the time of acquisition - Moda	—	240
Fair value at the time of acquisition - CrossView	—	9,195
CrossView earn-out payments in common stock and cash	(7,941)	—
REV earn-out payments in common stock and cash	(1,750)	(1,393)
LAL earn-out payments in common stock and cash	(2,000)	(950)
Change in aggregate balances due	1,064	1,673
As of December 31,	$4,083	$14,157

Pro Forma Information (unaudited)

The following table presents selected pro forma information, for comparative purposes, assuming the acquisitions of REV and LAL had occurred on January 1, 2013, CrossView had occurred on January 1, 2014  and Conexus had occurred on January 1, 2015 (unaudited) (in thousands, except per share amounts):

	Year Ended
	December 31,
	2016	2015	2014
Total revenues	$338,271	$317,214	$293,534
Net loss	(2,619)	(6,548)	(8,163)
Basic and diluted net loss per share	(0.14)	(0.37)	(0.47)

The unaudited pro forma total revenues and pro forma net loss are not necessarily indicative of the consolidated results of operations for future periods or the results of operations that would have been realized had the Company consolidated REV, LAL,  CrossView and Conexus during the periods noted. Unaudited pro forma results of operations assuming the Moda acquisition had taken place at the beginning of each period are not provided because the historical operating results of Moda were not significant and pro forma results would not be significantly different from reported results for the periods presented.

Acquisition Related Expenses

The acquisitions are expected to enhance the overall product and service offering of the Company to its existing clients and customers as well as support anticipated growth opportunities. The Company recorded $2.5 million, $5.2 million and $1.7 million of acquisition-related expenses, including the aggregate change in balances due for performance-based contingent payments during the years ended December 31, 2016, 2015 and 2014, which are included in selling, general and administrative expenses in the consolidated statements of operations.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

4. Goodwill and Identifiable Intangibles, Net

Goodwill acquired through acquisitions is recognized as part of the PFSweb segment and was $46.2 million and $39.8 million as of December 31, 2016 and 2015, respectively. As discussed in note 3, the Company acquired Conexus in June of 2016 and recognized goodwill of $6.3 million. The Company determined fair value using a combination of the discounted cash flow, market multiple and market capitalization valuation methods.

The Company performed its annual goodwill impairment test during the fourth quarter of 2016, 2015 and 2014 by completing a Step 0 test.  During each year, the Company determined that it was not more likely than not that the reporting unit’s fair value was less than its carrying value and, therefore, did not complete the prescribed two-step goodwill impairment test and thus the Company did not record any goodwill impairment during 2016, 2015 and 2014.

The following table presents the gross carrying value and accumulated amortization for identifiable intangibles:

	December 31, 2016			December 31, 2015
	Fair Value	Accumulated	Net Carrying	Fair Value	Accumulated	Net Carrying	Estimated Useful Life
	at Acquisition	Amortization	Value	at Acquisition	Amortization	Value	from Acquisition

Trade names	$1,250	$(773)	$477	$1,250	$(266)	$984	2.25 - 2.5 years
Non-compete agreements	575	(341)	234	575	(159)	416	1- 3.5 years
Leasehold	45	(42)	3	45	(24)	21	2.5 years
Customer relationships	10,287	(5,137)	5,150	8,979	(2,378)	6,601	1.6 - 9 years
Developed technology	1,577	(622)	955	850	(140)	710	2.5-3 years
Other intangibles	493	(448)	45	468	(390)	78	9 years
Total definite lived identifiable intangible assets	$14,227	$(7,363)	$6,864	$12,167	$(3,357)	$8,810

Definite Lived Identifiable Intangible Asset Amortization

The Company recognized $4.0 million, $3.0 million and $0.1 million of amortization expense, applicable to the preceding acquisitions’ definite lived identifiable intangible assets in selling, general and administrative expenses in 2016, 2015 and 2014, respectively. The estimated amortization expense for each of the next five years is as follows (in thousands):

2017	$3,142
2018	1,744
2019	745
2020	525
2021	282

5. Vendor Financing

Supplies Distributors has a short-term credit facility with IBM Credit LLC (“IBM Credit”) to finance its purchase and distribution of Ricoh products in the United States, providing financing for eligible Ricoh inventory and certain receivables up to $13.0 million. The agreement has no stated maturity date and provides either party the ability to exit the facility following a 90-day notice. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility, which were $7.3 million and $8.2 million as of December 31, 2016 and 2015, respectively, as accounts payable in the consolidated balance sheets. As of December 31, 2016, Supplies Distributors had $0.7 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. The credit facility also contains financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

tangible net worth, as defined, and is secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $2.5 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (4.25% as of December 31, 2016 and 3.75% as of December 31, 2015). The facility also includes a monthly service fee. As of and for the years ended December 31, 2016 and 2015, the Company was in compliance with all financial covenants.

6. Debt and Capital Lease Obligations

Outstanding debt and capital lease obligations consist of the following (in thousands):

	December 31,
	2016	2015
U.S. Credit Agreement:
Revolver	$20,825	$19,283
Term loan	29,438	10,000
Equipment loan	3,596	—
Debt Issuance costs	(525)	(671)
Master lease agreements	6,277	6,644
Other	88	135
Total	59,699	35,391
Less current portion of long-term debt	7,300	3,153
Long-term debt, less current portion	$52,399	$32,238

U.S. Credit Agreement

In August 2015, PFSweb, Inc. and its U.S. subsidiaries entered into a credit agreement (“Credit Agreement”) with Regions Bank, as agent for itself and one or more future lenders (the “Lenders”). The Credit Agreement replaced the Company’s previously existing credit facilities with Wells Fargo Bank, National Association (“Wells Fargo”) and Comerica Bank (“Comerica”). During 2015, as contemplated by the Credit Agreement, the Credit Agreement was expanded to also include Bank of America N.A. and HSBC Bank USA, National Association. Under the Credit Agreement, and subject to the terms set forth therein, the Lenders have agreed to provide PFS with a revolving loan facility for up to $32.5 million and a term loan facility for up to $30 million through August 5, 2020. Subject to the terms of the Credit Agreement, PFS has the ability to increase the total loan facilities to $75 million. Availability under the revolving loan facility may not exceed a borrowing base of eligible accounts receivable (as defined). As of December 31, 2016, the Company had $2.0 million of available credit under the revolving loan facility. Advances under the revolving loan portion of the Credit Agreement are due and payable on August 5, 2020. Term loan advances amortize during the five year term of the Credit Agreement based upon scheduled percentage payments with the then remaining outstanding balance (potentially up to 65% of the amount borrowed) due on August 5, 2020. Borrowings under the Credit Agreement accrue interest at a variable rate based on prime rate or Libor, plus an applicable margin. As of December 31, 2016 and 2015, the weighted average interest rate on the revolving loan facility and term loan was 3.79% and 2.93%, respectively. In connection with the Credit Agreement, the Company paid $0.7 million of fees, which are being amortized through the life of the Credit Agreement and are reflected as a net reduction in debt. The Credit Agreement is secured by a lien on substantially all of the assets of Company and its U.S. subsidiaries and a pledge of 65% of the shares of certain of the Company’s foreign subsidiaries. The Credit Agreement contains cross default provisions, various restrictions upon the Company’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum consolidated fixed charge ratio and a maximum consolidated leverage ratio. In June 2016, PFSweb also entered into a Master Agreement with Regions Bank to provide equipment loans financing for certain capital expenditures. As of December 31, 2016, there was approximately $3.6 million outstanding under the Equipment Loans Master Agreement.

Debt Covenants

To the extent the Company or any of its subsidiaries fail to comply with its covenants applicable to its debt or vendor financing obligations, including the periodic financial covenant requirements, such as profitability and cash flow, and required level of shareholders’ equity or net worth (as defined), the Company would be required to obtain a waiver from the lender or the lender would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies,

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

including sale of collateral and enforcement of payment under the Company parent guarantee. Any acceleration of the repayment of the credit facilities may have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. At December 31, 2016 and 2015, the Company had restricted net assets of approximately $71.6 million and $71.8 million, respectively. As of and for the years ended December 31, 2016 and 2015, the Company was in compliance with all debt covenants.

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

Debt and Capital Lease Maturities

The Company’s aggregate maturities of debt subsequent to December 31, 2016 are as follows, excluding $0.5 million in debt issuance costs that reduce the carrying amount of the debt (in thousands):

Years ended December 31,
2017	$4,208
2018	3,689
2019	3,573
2020	41,665
2021	726
Total	$53,861

The following is a schedule of the Company’s future minimum lease payments under the capital leases, together with the present value of the net minimum lease payments as of December 31, 2016 (in thousands):

Years ended December 31,
2017	$3,338
2018	2,179
2019	642
2020	41
2021	—
Total minimum lease payments	$6,200
Less amount representing interest at rates ranging from 4.75% to 7.00%	$(362)
Present value of net minimum lease payments	5,838
Less: Current portion	(3,092)
Long-term capital lease obligations	$2,746

7. Stock and Stock Options

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

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Stock Compensation Plans

The Company has an Employee Stock and Incentive Plan (the “Employee Plan”) and a Non-Employee Director Stock Option and Retainer Plan (the “Director Plan”), each as amended and restated (collectively, the “Plans”) under which an aggregate of 5,942,341 shares of common stock have been authorized for issuance. The Plans provide for the granting of incentive awards to directors, executive management, key employees, and outside consultants of the Company in a variety of forms of equity-based incentive compensation, such as the award of an option, stock appreciation right, restricted stock award, restricted stock unit, deferred stock unit, among other stock-based awards. The Company uses newly issued shares of common stock to satisfy awards under the Plans. The Company ceased issuing awards under the Director Plan in 2013.

Total stock-based compensation expense was $2.1 million, $4.6 million and $3.1 million for the years ended December 31, 2016, 2015 and 2014, respectively, and was included as a component of selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2016, there is $2.7 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plans, which is expected to be recognized over a remaining weighted average period of approximately 1.6 years. This expected cost does not include the impact of any future stock-based compensation awards.

As of December 31, 2016, there were 1,338,560 shares available for future grants under the Plans. Each stock option or stock appreciation right award granted reduces the total shares available for grant by one share, while each award granted other than in the form of a stock option or stock appreciation right reduces the shares available for grant by 1.22 shares.

Stock Options

The rights to purchase shares under employee stock option agreements issued under the Plans typically vest over a three-year period, one-twelfth each quarter. Stock options must be exercised within 10 years from the date of grant. Stock options are generally issued such that the exercise price is equal to the market value of the Company’s common stock at the date of grant.

The following tables summarize stock option activity under the Plans:

				Weighted
				Average
			Weighted	Remaining	Aggregate
			Average	Contractual	Intrinsic
			Exercise	Life (in	Value (in
	Shares	Price Per Share	Price	years)	millions)
Outstanding, December 31, 2015	1,337,774	$1.01 - $15.36	$6.69
Granted	164,500	$7.81 - $14.66	$11.37
Exercised	(250,256)	$1.01 - $11.19	$4.81
Canceled	(36,964)	$1.01 - $14.66	$11.77
Outstanding, December 31, 2016	1,215,054	$1.01 - $15.36	$7.56
Exercisable, December 31, 2016	911,237	$1.01 - $15.36	$6.12	5.3	$2.8
Exercisable and expected to vest, December 31, 2016	1,182,645	$1.01 - $15.36	$7.41	6.0	$2.8

The weighted average fair value per share of options granted during the years ended December 31, 2016, 2015 and 2014 was $5.88, $7.91 and $6.22, respectively. The total intrinsic value of options exercised under the Stock Option Plans was $1.9 million, $3.4 million and $1.8 million during the years ended December 31, 2016, 2015 and 2014, respectively.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants of options under the Plans:

	Year Ended
	December 31,
	2016	2015
Expected dividend yield	—	—
Expected stock price volatility	50% - 63%	63% - 68%
Weighted average stock price volatility	54%	65%
Risk-free interest rate	1.4% - 1.9%	1.5% - 1.8%
Expected life of options (years)	6	6

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

Performance Shares

On May 22, 2013, pursuant to the Employee Plan, the Company issued Performance-Based Share Awards (“2013 Performance Shares”, as defined in the Employee Plan) to the Company’s executive officers and certain senior management. Under the terms of such awards, the determination of the number of 2013 Performance Shares that each such individual may receive was subject to, and calculated by reference to, the achievement by the Company of a goal measured by a range of targeted financial performance, as defined. Based on the Company’s 2013 results, the Company issued an aggregate of approximately 598,000 2013 Performance Shares. The 2013 Performance Shares were subject to four year vesting based upon continued employment and the comparative market performance (on an annual and cumulative basis) of the Company’s common stock on NASDAQ compared to the Russell Micro Cap Index. Shares that do not vest on a scheduled vesting date due to a failure to satisfy vesting criteria are forfeited and do not vest in future periods. Based upon achievement of the respective vesting criteria, 149,500 2013 Performance Shares vested as of both December 31, 2013 and 2014, 130,700 2013 Performance Shares vested as of December 31, 2015 and 87,200 2013 Performance Shares vested as of December 31, 2016, while 81,100 2013 Performance Shares did not vest and were forfeited. The underlying stock certificates for the 2013 Performance Shares that vested December 31, 2016 are expected to be issued during the quarter ending March 31, 2017.

In March 2014, pursuant to the Employee Plan, the Company issued 2014 Performance-Based Share Awards to the Company’s executive officers and certain senior management under which the number of performance shares to be issued was subject to, and calculated by reference to, the achievement by the Company of a performance goal measured by a range of targeted financial performance, as defined, for 2014. Based on the Company’s 2014 financial performance, no performance shares were issued under the 2014 Performance Based Share Awards.

On March 23, 2015, pursuant to the Employee Plan, the Company issued approximately 12,000 Other Stock-Based Awards and approximately 38,000 2015 Restricted Stock Unit Awards (as defined in the Employee Plan) to certain of the Company’s executive officers and senior management. The 2015 Restricted Stock Unit Awards are subject to three year vesting based on continued employment and as of December 31, 2016 approximately 12,000 remain unvested. Based on the vesting criteria, 12,600 shares vested as of both December 31, 2015 and 2016, while 500 shares were forfeited.

Also on March 23, 2015, the Company issued additional Restricted Stock Units and Performance-Based Share Awards (as defined in the Employee Plan) to the Company’s executives and senior management. Under the terms of these additional 2015 awards, the number of restricted stock units and performance shares that each such individual may receive is subject to, and calculated by reference to, the achievement by the Company of a performance goal measured by a range of targeted financial performance, as defined, for 2015, as well as, for certain of the restricted stock units, individual performance goals, as defined. Based on the

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Company’s 2015 financial results, the Company issued an aggregate of approximately 84,500 restricted stock units, which fully vested as of December 31, 2015, and an aggregate of approximately 283,100 Performance Shares (“2015 Performance Shares”). The 2015 Performance Shares are subject to four year annual vesting based upon continued employment and the achievement of a defined annual financial target, and for certain of the performance shares, the comparative performance (on an annual and cumulative basis) of the Company’s common stock on NASDAQ compared to the Russell Micro Cap Index. The actual number of shares issued on each annual vesting date could range from zero to 100%, depending on the satisfaction of the vesting criteria. Shares that do not vest on a scheduled vesting date due to a failure to satisfy vesting criteria are forfeited and do not vest in future periods. Based upon achievement of the respective vesting criteria, 70,800 2015 Performance Shares vested as of December 31, 2015. As of December 31, 2016, 87,400 of the 2015 Performance Shares did not vest and were forfeited.

In March 2016, pursuant to the Employee Plan, the Company issued additional Restricted Stock Units and 2016 Performance-Based Share Awards (as defined in the Employee Plan) to the Company’s executive officers and certain senior management under which the number of performance shares to be issued was subject to, and calculated by reference to, the achievement by the Company of a performance goal measured by a range of targeted financial performance, as defined, for 2016 as well as, for certain of the Restricted Stock Units, individual performance goals, as defined. Based on the Company’s 2016 financial performance, no performance shares were awarded under the 2016 Restricted Stock Units and 2016 Performance Based Share Awards.

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

As of December 31, 2016, the aggregate intrinsic value of the vested 2013 Performance shares was $0.7 million and the aggregate intrinsic value of the unvested 2015 Performance Shares was $1.1 million. As of December 31, 2016, the aggregate intrinsic value of the vested and unvested 2015 Restricted Stock Unit Awards was $0.1 million and $0.1 million, respectively.

Stock Units

Each non-employee Director of the Company’s Board of Directors (the “Board”) receives a quarterly retainer (the “Retainer”) of $25,000, payable on or about the first day of each quarter, through the issuance of an equity based award (an “Award”) under the Employee Plan in the form of a Deferred Stock Unit (a “DSU”). The number of DSUs is determined by dividing the Retainer by the immediately preceding closing price of the Common Stock. Each DSU represents the right to receive an equal number of shares of Common Stock upon the retirement, resignation or termination of service from the Board. As of December 31, 2016 and 2015, the Company has issued approximately 118,000 and 72,000 DSU Awards, respectively.

8. Distributor Agreements

Supplies Distributors, PFSweb and Ricoh have entered into distributor agreements under which Supplies Distributors acts as a distributor of various products, primarily Ricoh products, and PFSweb provides transaction management and fulfillment services to Supplies Distributors. The distributor agreements are subject to periodic renewals, the next of which is in December 2017. Under the distributor agreements, Ricoh sells product to Supplies Distributors and reimburses Supplies Distributors for certain freight costs, direct costs incurred in passing on any price decreases offered by Ricoh to Supplies Distributors or its customers to cover price protection and certain special bids, the cost of products provided to replace defective product returned by customers and other certain expenses as defined. Supplies Distributors can return to Ricoh product rendered obsolete by Ricoh engineering changes after customer demand ends. Ricoh determines when a product is obsolete. Ricoh and Supplies Distributors also have agreements under which Ricoh reimburses or collects from Supplies Distributors amounts calculated in certain inventory cost adjustments. Supplies Distributors passes through to customers marketing programs specified by Ricoh and administers such programs according to Ricoh guidelines.

9. Supplies Distributors

Pursuant to a credit agreement, Supplies Distributors is restricted from making any distributions to PFSweb if, after giving affect thereto, Supplies Distributors’ would be in noncompliance with its financial covenants. Supplies Distributors has received lender approval to pay approximately $1.7 million of dividends in 2017. Supplies Distributors paid dividends to PFSweb of $1.1 million, $0.9 million and $1.8 million in 2016, 2015 and 2014, respectively, which eliminate upon consolidation.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

10. Income Taxes

The consolidated income (loss) from continuing operations before income taxes, by domestic and foreign entities, is as follows (in thousands):

	Year Ended
	December 31,
	2016	2015	2014
Domestic	$(6,362)	$(9,010)	$(5,947)
Foreign	1,199	2,646	1,268
Total	$(5,163)	$(6,364)	$(4,679)

A reconciliation of the difference between the expected income tax expense (benefit) from continuing operations at the U.S. federal statutory corporate tax rate of 34%, and the Company’s effective tax rate is as follows (in thousands):

	Year Ended
	December 31,
	2016	2015	2014
Income tax benefit computed at statutory rate	$(1,755)	$(2,164)	$(1,591)
Foreign dividends received	388	193	243
Items not deductible for tax purposes	(956)	467	244
Change in valuation allowance	4,285	1,940	911
Change in valuation reserve related to business combination adjustments	—	—	(979)
State taxes	568	477	438
Foreign exchange rate difference	(67)	258	155
Net operating loss adjustments	183	167	634
Prior year return-to-provision true-up	(127)	(21)	(131)
Other	(152)	180	23
Provision for income taxes	$2,367	$1,497	$(53)

Current and deferred income tax expense (benefit) is summarized as follows (in thousands):

	December 31,
	2016	2015	2014
Current
Domestic	$19	$27	$—
State	568	479	460
Foreign	957	933	328
Total Current	1,544	1,439	788
Deferred
Domestic	824	—	(979)
State	3	3	48
Foreign	(4)	55	90
Total Deferred	823	58	(841)
Provision for income taxes	$2,367	$1,497	$(53)

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The components of the deferred tax asset (liability) are as follows (in thousands):

	Year Ended
	December 31,
	2016	2015
Deferred tax assets:
Allowance for doubtful accounts	$606	$687
Inventory reserve	185	239
Property and equipment	244	—
Accrued expenses	1,803	2,167
Net operating loss carryforwards	23,883	20,896
Other	6,182	5,067
	32,903	29,056
Less - Valuation allowance	32,725	28,440
Total deferred tax assets	178	616
Deferred tax liabilities:
Property and equipment	—	(224)
Other	(824)	—
Total deferred tax liabilities	(824)	(224)
Deferred tax assets (liabilities), net	$(646)	$392

Management believes that PFSweb has not established a sufficient history of earnings, on a stand-alone basis, to support the more likely than not realization of certain deferred tax assets in excess of existing taxable temporary differences. A valuation allowance has been provided for the majority of these net deferred income tax assets as of December 31, 2016 and 2015. The remaining net deferred tax assets at both December 31, 2016 and 2015 primarily relate to the Company’s European operations and certain state tax benefits and are included in prepaid expenses and other current assets on the consolidated balance sheets. At December 31, 2016, net operating loss (“NOL”) carryforwards relate to taxable losses of PFSweb’s Canadian subsidiary totaling approximately $3.1 million and PFSweb’s U.S. subsidiaries totaling approximately $67.3 million that expire at various dates from 2019 through 2036. The U.S. NOL also includes approximately $19.1 million of NOL acquired before February 2006, which is subject to annual limits of $1.2 million, $16.0 million of NOL created before February 2006 subject to annual limits of $1.4 million, and $0.2 million acquired September 2014 subject to annual limits of $0.1 million under IRS Section 382.

The Company evaluates its tax positions for potential liabilities associated with unrecognized tax benefits. As of and for the year ended December 31, 2014, $0.1 million of unrecognized tax benefits, penalties or interest were identified or recorded in conjunction with the Company’s acquisition of REV. The Company does not expect to record unrecognized tax benefits in the next twelve months.

11. Commitments and Contingencies

The Company leases facilities, warehouse and office space and transportation and other equipment under operating leases expiring in various years through 2026. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced by other similar leases. The Company’s facility leases generally contain one or more renewal options.

Minimum future annual rental payments under non-cancelable operating leases having original terms in excess of one year are as follows (in thousands):

Operating
Lease
Payments
Year ended December 31,
2017	$9,728
2018	8,156
2019	7,562
2020	6,985
2021	6,106
Thereafter	13,784
Total	$52,321

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Total rental expense under operating leases approximated $11.2 million, $8.2 million and $7.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company received municipal tax abatements in certain locations. In prior years, the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to the Company’s tax abatement. The Company disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against the Company and the timing of the related payments has not been finalized. As of December 31, 2016, the Company believes it has adequately accrued for the expected assessment.

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

12. Segment and Geographic Information

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

	Year Ended
	December 31,
	2016	2015	2014
Revenues (in thousands):
PFSweb	$284,331	$228,504	$171,508
Business and Retail Connect	68,097	76,142	91,234
Eliminations	(17,785)	(16,377)	(15,694)
	$334,643	$288,269	$247,048
Income (loss) from operations (in thousands):
PFSweb	$(5,730)	$(6,338)	$(5,951)
Business and Retail Connect	2,890	1,731	2,085
	$(2,840)	$(4,607)	$(3,866)
Depreciation and amortization (in thousands):
PFSweb	$15,355	$14,763	$11,620
Business and Retail Connect	22	68	55
	$15,377	$14,831	$11,675
Capital expenditures (in thousands):
PFSweb	$8,683	$4,489	$5,445
Business and Retail Connect	30	—	—
	$8,713	$4,489	$5,445

	December 31,
	2016	2015
Assets (in thousands):
PFSweb	$167,152	$151,064
Business and Retail Connect	55,559	50,682
Eliminations	(11,375)	(10,456)
	$211,336	$191,290

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Geographic areas in which the Company operates include the United States, Europe (primarily Belgium and England), Canada and India. Substantially all of the services performed in India support client arrangements in the United States, where the resulting revenue is reported. The following is geographic information by area. Revenues are attributed based on the Company’s domicile.

	Year Ended
	December 31,
	2016	2015	2014
Revenues (in thousands):
United States	$280,323	$243,745	$197,709
Europe	47,739	42,438	43,291
Canada	7,511	6,306	7,222
India	6,260	3,311	641
Inter-segment Eliminations	(7,190)	(7,531)	(1,815)
	$334,643	$288,269	$247,048

	December 31,
	2016	2015
Long-lived assets (in thousands):
United States	$70,313	$69,579
Europe	11,182	3,467
Canada	202	198
India	4,095	1,662
	$85,792	$74,906

13. Employee Savings Plan

The Company has a defined contribution employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all full-time and part-time U.S. employees are eligible to participate in the plan. The Company, at its discretion, may match employee contributions to the plan and also make an additional matching contribution in the form of profit sharing in recognition of the Company’s performance. The Company contributed approximately $0.4 million $0.3 million and $0.2 million during the years ended December 31, 2016, 2015 and 2014, respectively, to match an approved percentage of employee contributions.

14. Quarterly Data – Seasonality (Unaudited)

The seasonality of the Company’s business is dependent upon the seasonality of its clients’ business and their sale of products. Management believes that with the Company’s current client mix and their clients’ business volumes, the Company’s service fee revenue business activity and pass-through revenue is at its highest in the quarter ended December 31 subject to transactional volumes of its clients. Supplier Distributors’ product revenue business activity is generally expected to be more evenly distributed throughout the year. The Company’s fourth quarter accounted for 30.6% and 31.2% of its net revenues for the years ended December 31, 2016 and 2015, respectively. Each of the three months ended December 31, 2016 and 2015, reflect the impact of a full quarter of activity related to new 2015 acquisitions, Moda and CrossView (see Note 3). The three months ended December 31, 2016 were impacted by a full quarter of activity related to the acquisition of Conexus (see Note 3). The estimated performance-based liability related to the CrossView acquisition was increased by $3.7 million during the three months ended December 31, 2016 based on CrossView’s 2016 financial performance and updated projections for 2017.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Unaudited quarterly results of operations for the years ended December 31, 2016 and 2015 were as follows (amounts in thousands, except per share data):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Year Ended 2016
Total revenues	$75,080	$77,199	$79,910	$102,454
Income (loss) from operations	198	(1,385)	(6)	(1,647)
Net loss	(752)	(2,182)	(1,039)	(3,557)
Basic loss per common share	$(0.04)	$(0.12)	$(0.06)	$(0.19)
Diluted loss per common share	$(0.04)	$(0.12)	$(0.06)	$(0.19)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Year Ended 2015
Total revenues	$63,846	$63,176	$71,183	$90,064
Income (loss) from operations	(1,115)	(1,499)	(2,726)	733
Net loss	(1,693)	(1,900)	(3,670)	(598)
Basic loss per common share	$(0.10)	$(0.11)	$(0.21)	$(0.03)
Diluted loss per common share	$(0.10)	$(0.11)	$(0.21)	$(0.03)

15. Related Party Transactions

In September 2014, the Company purchased all of the stock of REV Solutions, Inc. and REVTech Solutions India Private Limited from the selling shareholders, which included Mr. Steven Stephan, who served as an officer of the Company from the closing of the transaction until September 30 2016. The transaction provided for, in addition to a closing payment, earn-out payments based on the achievement of certain metrics for each of calendar years 2014 and 2015. Since January 1, 2015, the Company paid Mr. Stephan an aggregate of $2.4 million and issued 38,574 shares of common stock as the final purchase price earn-out payments associated with such transaction.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). As of December 31, 2016, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the period that ended on December 31, 2016, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016. This evaluation was based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

During 2016, the Company completed an acquisition of Conexus Limited (“Conexus”). Management has acknowledged that it is responsible for establishing and maintaining a system of internal controls over financial reporting for this subsidiary. We are in the process of integrating this subsidiary, and we therefore excluded this subsidiary from our December 31, 2016 assessment of the effectiveness of internal control over financial reporting. Conexus is a consolidated subsidiary whose financial statements reflect total assets of $9.8 million and total revenues of $3.3 million, which represent 4.6% and 1.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016. The impact of this transaction has not materially affected and is not expected to materially affect our internal control over financial reporting. As a result of this integration activity, certain controls will be evaluated and may be changed. We believe, however, that we will be able to maintain sufficient controls over the substantive results of our financial reporting throughout this integration process.

Based on our evaluation under the framework in Internal Control—Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was effective as of December 31, 2016. BDO USA, LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

PFSweb, Inc.

505 Millennium Dr.

Allen, TX 75013

We have audited PFSweb, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Conexus Ltd. (“Conexus”), which was acquired on June 8 2016, and which is included in the consolidated balance sheet of PFSweb, Inc. as of December 31, 2016, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the year then ended. Conexus constituted 4.6% and 20.3% of total assets and net assets, respectively, as of December 31, 2016, and 1.0% and 10.7% of revenues and net loss, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Conexus because of the timing of the acquisitions which were completed on June 8, 2016. Our audit of internal control over financial reporting of PFSweb, Inc. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of Conexus.

In our opinion, PFSweb, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PFSweb Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for the years ended December 31, 2016 and 2015 and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Dallas, TX

March 16, 2017

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

Reference is made to the information to be set forth in the section entitled “Board of Directors” and “Committees of the Board” in the definitive proxy statement in connection with our Annual Meeting of Shareholders (the “Proxy Statement”), which section is incorporated herein by reference. Our Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the last day of our fiscal year ended December 31, 2016.

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

The following table summarizes information with respect to equity compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2016:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan category (1)
Equity compensation plans approved by shareholders	1,573,088	$7.56	1,338,560
Equity compensation plans not approved by shareholders	—		—

(1)	See Note 7 to the Consolidated Financial Statements for more detailed information regarding the Company’s equity compensation plans.
(2)	Excludes 27,000 restricted stock units, 213,000 Performance Shares and 118,000 deferred stock units.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

PFSweb, Inc. and Subsidiaries

Reports of Independent Registered Public Accounting Firms

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

4.1 (37)

Amendment No. 5 to Rights Agreement, dated as of June 18, 2015 between the Company and Computershare, Inc., successor to Computershare Shareowner Services LLC (formerly known as Mellon Investor Services LLC,) as successor to ChaseMellon Shareholder Services, L.L.C., as rights agent.

Exhibit Number	Description of Exhibits
4.1 (38)

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

10.52 (34)

Amendment to Agreement for Inventory Financing dated March 28, 2014 by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., and IBM Credit LLC.

10.53 (35)	Ninth Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.

Exhibit Number	Description of Exhibits
10.56 (36)	Form of 2015 Company Performance-Based Restricted Stock Unit Award Agreement.
10.57 (36)	Form of 2015 Individual Performance-Based Restricted Stock Unit Award Agreement.
10.58 (36)	Form of 2015 Performance Shares Award Agreement.
10.59 (39)	Credit Agreement dated August 5, 2015 by and among Priority Fulfillment Services, Inc., PFSweb, Inc., and certain Subsidiaries and Affiliates, Incremental Commitment Lenders and Regions Bank.
10.60 (39)	Asset Purchase Agreement by and among CrossView, Inc., Cardinal Asset Acquisition Corp., PFSweb, Inc., and Shareholders of CrossView, Inc.
10.61 (39)

Amendment No. 16 to Agreement for Inventory Financing by and among IBM Credit LLC and Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services Inc., and PFSweb, Inc.

10.62 (40)

First Incremental Loan Commitment Increase Agreement dated August 21, 2015 by and among Priority Fulfillment Services, Inc., PFSweb, Inc., and certain Subsidiaries and Affiliates, Incremental Commitment Lenders and Regions Bank.

10.63 (40)

Second Incremental Loan Commitment Increase Agreement dated August 21, 2015 by and among Priority Fulfillment Services, Inc., PFSweb, Inc., and certain Subsidiaries and Affiliates, Incremental Commitment Lenders and Regions Bank.

10.64 (41)	Lease agreement dated March 17, 2016 by and between Stateline J, LLC and Priority Fulfillment Services, Inc.
10.65 (41)	Guaranty dated March 21, 2016 by PFSweb, Inc., in favor of Stateline J, LLC.
10.66 (41)	Deed of Sub-Lease dated December 31, 2015 by and between Milestone Buildcon Private Limited and PFSweb Global Services Private Limited.
10.67 (42)	Lease agreement dated June 30, 2016 by and between US Industrial Reit III – Midwest and Priority Fulfillment Services, Inc.
10.68 (43)	Second Amendment to Lease agreement dated October 20, 2016 by and between Stateline J, LLC and Priority Fulfillment Services, Inc.
10.69 (43)	Lease Extension and Amending agreement dated May 31, 2016 by and between M&R Commercial Properties, Inc. and Priority Fulfillment Services of Canada, Inc.
10.70 (43)	First Amendment to Lease agreement dated September 16, 2016 by and between Binyan Realty, LP and Priority Fulfillment Services, Inc.
10.71 (43)	Second Amendment to Lease agreement dated September 16, 2016 by and between Binyan Realty, LP and Priority Fulfillment Services, Inc.

21 (44)	Subsidiary Listing

23.1 (44)	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
23.2 (44)	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm
31.1 (44)	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
31.2 (44)	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
32.1 (44)	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS (44)	XBRL Instance Document.
101.SCH (44)	XBRL Taxonomy Extension Schema.

Exhibit Number	Description of Exhibits
101.CAL (44)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF (44)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB (44)	XBRL Taxonomy Extension Label Linkbase.
101.PRE (44)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).
(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended March 31, 2001
(3)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2002
(4)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2002
(5)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2002
(6)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2003
(7)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2003
(8)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2004
(9)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2004
(10)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2005.
(11)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2005.
(12)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2005.
(13)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2006.
(14)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2006.
(15)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 13, 2007.
(16)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2007.
(17)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2008.
(18)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form 8-A filed on June 14, 2000.
(19)	Incorporated by reference from PFSweb, Inc. Report on Form 8K filed on May 30, 2008.
(20)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 2, 2008.
(21)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on January 6, 2009.
(22)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on May 15, 2009.
(23)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 14, 2009.
(24)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on May 17, 2010.
(25)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 25, 2010.
(26)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 2, 2010.
(27)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on May 16, 2011.
(28)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2011.
(29)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 15, 2013.
(30)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on May 15, 2013.
(31)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 20, 2013.
(32)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 29, 2013.
(33)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 18, 2013.
(34)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on May 15, 2014.
(35)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 13, 2014.
(36)	Incorporated by reference from PFSweb, Inc. Report 8-K filed on April 6, 2015.
(37)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 19, 2015.
(38)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 30, 2015.
(39)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 10, 2015.
(40)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on November 9, 2015.
(41)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on May 10, 2016
(42)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 9, 2016
(43)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on November 9, 2016
(44)	Filed herewith.

SCHEDULE I

PFSWEB, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS – PARENT COMPANY ONLY

(In thousands)

	December 31,	December 31,
	2016	2015
ASSETS:
Cash and cash equivalents	$144	$305
Other receivables	—	1,398
Total current assets	144	1,703
Receivable from subsidiaries	—	4,371
Investment in subsidiaries	52,725	48,159
Total assets	$52,869	$54,233
LIABILITIES:
Performance-based contingent payments	$2,405	$7,997
Total current liabilities	2,405	7,997
Performance-based contingent payments, less current portion	1,678	2,478
Payable to subsidiaries	8,503	—
Total liabilities	12,586	10,475
SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	19	18
Additional paid-in capital	146,286	141,948
Accumulated deficit	(105,317)	(97,787)
Accumulated other comprehensive income	(580)	(296)
Treasury stock	(125)	(125)
Total shareholders’ equity	40,283	43,758
Total liabilities and shareholders’ equity	$52,869	$54,233

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE I

PFSWEB, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS – PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

(In thousands)

	2016	2015	2014
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Selling, general and administrative expenses	$3,008	$5,594	$4,806
Equity in net loss (income) of consolidated subsidiaries	4,408	2,130	(180)
Total operating expenses	7,416	7,724	4,626
Interest expense	114	137	—
NET LOSS	$(7,530)	$(7,861)	$(4,626)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE I

PFSWEB, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS – PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

(In thousands)

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,530)	$(7,861)	$(4,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,111	4,637	3,059
Change in performance-based contingent payments	1,011	891	—
Equity in net loss (income) of consolidated subsidiaries	4,408	2,130	(180)
Net cash used in operating activities	—	(203)	(1,747)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(8,359)	(31,619)	—
Net cash used in investing activities	(8,359)	(31,619)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,203	1,483	1,631
Payments on performance-based contingent payments	(6,354)	—	—
Decrease (increase) in receivable from subsidiaries, net	13,349	30,089	(10,057)
Net cash provided by (used in) financing activities	8,198	31,572	(8,426)
NET DECREASE IN CASH	(161)	(250)	(10,167)
CASH AND CASH EQUIVALENTS, beginning of period	305	555	10,722
CASH AND CASH EQUIVALENTS, end of period	$144	$305	$555

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II

PFSWEB, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31

(Amounts in thousands)

		Additions
	Balance at	Charges to	Charges to		Balance
	Beginning	Cost and	Other		at end
	of Period	Expenses	Accounts	Deductions	of Period
Year Ended December 31, 2014:
Allowance for doubtful accounts	$382	$165	$—	$(100)	$447
Reserve for excess and obsolete inventory	$962	$53	$—	$(247)	$768
Year Ended December 31, 2015:
Allowance for doubtful accounts	$447	$187	$—	$(34)	$600
Reserve for excess and obsolete inventory	$768	$93	$—	$(122)	$739
Year Ended December 31, 2016:
Allowance for doubtful accounts	$600	$4	$—	$(110)	$494
Reserve for excess and obsolete inventory	$739	$57	$—	$(228)	$568

Item 16.   Form 10-K Summary

None.

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

Signature	Title	Date
/s/Michael Willoughby Michael Willoughby	Chief Executive Officer (Principal Executive Officer)	March 16, 2017
/s/Thomas J. Madden Thomas J. Madden	Executive Vice President and Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	March 16, 2017
/s/James F. Reilly	Chairman of the Board	March 16, 2017
James F. Reilly
/s/Monica Luechtefeld	Director	March 16, 2017
Monica Luechtefeld
/s/David I. Beatson	Director	March 16, 2017
David I. Beatson
/s/Benjamin Rosenzweig	Director	March 16, 2017
Benjamin Rosenzweig
/s/Shinichi Nagakura	Director	March 16, 2017
Shinichi Nagakura
/s/Peter J. Stein	Director	March 16, 2017
Peter J. Stein