Form 10-Q
period 2017-03-31
PFSWEB INC
filed 2017-05-10
CIK 1095315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

At May 7, 2017 there were 18,829,267 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES

Form 10-Q

March 31, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PFSweb, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	(Unaudited)
	March 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,640	$24,425
Restricted cash	215	215
Accounts receivable, net of allowance for doubtful accounts of $485 and $494 at March 31, 2017 and December 31, 2016, respectively	60,762	80,223
Inventories, net of reserves of $487 and $568 at March 31, 2017 and December 31, 2016, respectively	8,047	6,632
Other receivables	5,347	6,750
Prepaid expenses and other current assets	6,706	7,299
Total current assets	96,717	125,544
PROPERTY AND EQUIPMENT, net	28,265	30,264
IDENTIFIABLE INTANGIBLES, net	5,881	6,864
GOODWILL	46,210	46,210
OTHER ASSETS	3,643	2,454
Total assets	$180,716	$211,336
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$6,662	$7,300
Trade accounts payable	43,257	59,752
Deferred revenue	5,827	7,156
Performance-based contingent payments	2,425	2,405
Accrued expenses	26,338	30,360
Total current liabilities	84,509	106,973
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	46,353	52,399
DEFERRED REVENUE, less current portion	4,073	4,127
DEFERRED RENT	4,658	4,810
PERFORMANCE-BASED CONTINGENT PAYMENTS, less current portion	3,005	1,678
OTHER LIABILITIES	2,125	1,066
Total liabilities	144,723	171,053

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 18,830,426 and 18,768,567 shares issued at March 31, 2017 and December 31, 2016, respectively; and 18,796,959 and 18,735,100 outstanding at March 31, 2017 and December 31, 2016, respectively	19	19
Additional paid-in capital	146,556	146,286
Accumulated deficit	(110,173)	(105,317)
Accumulated other comprehensive income (loss)	(284)	(580)
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	35,993	40,283
Total liabilities and shareholders’ equity	$180,716	$211,336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2017	2016
REVENUES:
Service fee revenue	$57,265	$49,318
Product revenue, net	11,318	13,607
Pass-through revenue	10,185	12,155
Total revenues	78,768	75,080
COSTS OF REVENUES:
Cost of service fee revenue	39,584	32,274
Cost of product revenue	10,725	12,903
Cost of pass-through revenue	10,185	12,155
Total costs of revenues	60,494	57,332
Gross profit	18,274	17,748
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, including stock based compensation of $524 and $766 for the three months ended March 31, 2017 and 2016, respectively	21,718	17,550
Income (loss) from operations	(3,444)	198
INTEREST EXPENSE, net	637	484
Loss from operations before income taxes	(4,081)	(286)
INCOME TAX EXPENSE, net	775	466
NET LOSS	$(4,856)	$(752)

NET LOSS PER SHARE:
Basic	$(0.26)	$(0.04)
Diluted	$(0.26)	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	18,736	18,325
Diluted	18,736	18,325
COMPREHENSIVE LOSS:
Net loss	$(4,856)	$(752)
Foreign currency translation adjustment	296	643
TOTAL COMPREHENSIVE LOSS	$(4,560)	$(109)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSweb, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,856)	$(752)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,907	3,603
Amortization of debt issuance costs	37	36
Provision for doubtful accounts	(9)	(32)
Provision for excess and obsolete inventory	20	24
Deferred income taxes	175	34
Stock-based compensation expense	524	766
Change in performance-based contingent payments	1,347	(1,036)
Changes in operating assets and liabilities:
Accounts receivable	19,739	11,499
Inventories	(1,433)	834
Prepaid expenses, other receivables and other assets	1,779	1,748
Deferred rent	(162)	(135)
Accounts payable, deferred revenue, accrued expenses and other liabilities	(21,159)	(24,965)
Net cash provided by (used in) operating activities	(91)	(8,376)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(666)	(1,367)
Net cash used in investing activities	(666)	(1,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	2	742
Decrease in restricted cash	—	51
Payments on performance-based contingent payments	—	(88)
Payments on capital lease obligations	(892)	(731)
Payments on debt, net	(589)	—
Borrowings (payments) on term loan	(563)	1,200
Borrowings on revolver	22,021	15,838
Payments on revolver	(28,346)	(14,147)
Net cash provided by (used in) financing activities	(8,367)	2,865

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	339	733

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,785)	(6,145)

CASH AND CASH EQUIVALENTS, beginning of period	24,425	21,781

CASH AND CASH EQUIVALENTS, end of period	$15,640	$15,636

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and capital leases	$769	$821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

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

Supplies Distributors Overview

Supplies Distributors and PFSweb operate under distributor agreements with Ricoh Company Limited and Ricoh USA Inc., a strategic business unit within the Ricoh Family Group of Companies (collectively hereafter referred to as “Ricoh”), under which Supplies Distributors acts as a distributor of various Ricoh products. The majority of Supplies Distributors’ revenue is generated by its sale of product purchased from Ricoh. Supplies Distributors has obtained financing (see Note 7) to fund certain working capital requirements for the sale of primarily Ricoh products. Supplies Distributors sells its products in the United States, Canada and Europe.

Supplies Distributors also maintains agreements with certain additional clients where it operates as an agent for the resale of product between the client and the customer, and records product revenue net of cost of product revenue as a component of service fee revenue. Pursuant to agreements between PFSweb and Supplies Distributors, PFSweb provides transaction management and fulfillment services to Supplies Distributors.

Basis of Presentation

The interim condensed consolidated financial statements as of March 31, 2017, and for the three months ended March 31, 2017 and 2016, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2017, its results of operations for the three months ended March 31, 2017 and 2016 and its cash flows for the three months ended March 31, 2017 and 2016.  Results of the Company’s operations for interim periods may not be indicative of  results for the full fiscal year.

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

These estimates may change as new events occur, as additional information is obtained and as the operating environment changes. These changes have been included in the condensed consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. These uncertainties are discussed in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 in the section entitled “Risk Factors.” Based on a critical assessment of accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes the Company’s condensed consolidated financial statements are fairly stated in accordance with U.S. GAAP, and provide a fair presentation of the Company’s financial position and results of operations.

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

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

Concentration of Business and Credit Risk

No  product customer nor service fee client relationship represented more than 10% of the Company’s consolidated total revenues during the three months ended March 31, 2017 or 2016. Amounts due from one client exceeded 10% of consolidated accounts receivable as of March 31, 2017 and December 31, 2016.

A summary of the nonaffiliated customer and client revenue concentrations as a percentage of product revenue and service fee revenue, respectively, is as follows:

	March 31,
	2017	2016
Service Fee Revenue (as a percentage of total Service Fee Revenue):
Client 1	9%	10%
Product Revenue (as a percentage of total Product Revenue):
Customer 1	14%	7%
Customer 2	13%	15%
Customer 3	7%	14%

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

Operating Leases

The Company leases certain real estate for its warehouse, call center, sales, professional services and corporate offices, as well as certain equipment, under non-cancelable operating leases that expire at various dates through 2026. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other similar leases. The Company recognizes escalating lease payments on a straight-line basis over the term of each respective lease, and classifies with the difference between cash payments and rent expense recognized as deferred rent in the accompanying condensed consolidated balance sheets.

Property and Equipment

The Company’s property and equipment held under capital leases totaled approximately $4.8 million and $5.4 million, net of accumulated amortization of approximately $5.9 million and $5.1 million, at March 31, 2017 and December 31, 2016, respectively.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

Depreciation and amortization expense related to capital leases during the three months ended March 31,  2017 and 2016 was $0.8 million and $0.7 million, respectively.

Income Taxes

The Company records a tax provision primarily associated with state income taxes and the majority of its international operations. The Company has recorded a valuation allowance for the majority of its domestic net deferred tax assets, which are primarily related to net operating loss carryforwards and certain foreign deferred tax assets.

Cash Paid for Interest and Taxes

The Company made payments for interest of approximately $0.6 million and $0.4 million in the three months ended March 31, 2017 and 2016, respectively. Income taxes of approximately $0.1 million were paid by the Company in the three months ended March 31, 2017 and 2016.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under existing standards, the market amount requires consideration of replacement cost, net realizable value (NRV), and NRV less an approximately normal profit margin. The new ASU replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. This standard is effective for the Company prospectively beginning January 1, 2017.  Adoption of this ASU did not have a material impact on the Company’s unaudited condensed consolidated financial statement.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet.  The Company adopted this standard effective January 1, 2017, which did not have a material impact on the unaudited condensed consolidated financial statements.

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

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

In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently assessing the ASU’s impact on its consolidated financial statements, but does expect the adoption to have a material impact to the balance sheet through the addition of an ROU asset and corresponding lease liability.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force” (“ASU 2016-15”). The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Certain issues addressed in this guidance include - debt payments or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investments and beneficial interests in securitization transactions. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted.  The Company is currently assessing this ASU’s impact on its unaudited condensed consolidated financial statements.

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

3. ACQUISITIONS

Acquisitions have been recorded using the purchase method of accounting for business combinations.

Acquisition of Conexus

On June 8, 2016, PFSweb, Inc. acquired the outstanding capital stock of Conexus, an eCommerce system integrator that provides strategic consulting, system integration, and managed services for leading businesses and technology companies from its primary operations in Basingstoke, Hampshire (U.K.). The purchase price for the shares consisted of (i) an initial cash payment of £5,855,000 (approximately $8.5 million at June 8, 2016), subject to a post-closing adjustment based upon a May 31, 2016 balance sheet analysis, and (ii) up to an aggregate maximum of £1,445,000 (approximately $1.8 million at March 31, 2017), subject to Conexus achieving certain operational and financial targets during the post-closing period ending December 31, 2016 (the “Earn-out Payments”), subject to possible offsets for indemnification and other claims arising under the purchase agreement. Conexus did not achieve the operational and financial targets so the Company did not make any payments or record any liability as of March 31, 2017 applicable to the Earn-out Payments.

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

The Company is amortizing the identifiable intangible assets acquired using a pattern in which the economic benefit of the assets are expected to be realized by the Company over their estimated remaining useful lives. There are no residual values for any of the intangible assets subject to amortization acquired during the Conexus acquisition.

Estimated definite lived intangible assets acquired in the Conexus acquisition consist of (in thousands):

						Estimated
		March 31, 2017		December 31, 2016		Useful Life
	Fair Value at Acquisition	Accumulated Amortization	Net Carrying Value	Accumulated Amortization	Net Carrying Value	from Acquisition

Developed technology	$727	$(290)	$437	$(145)	$582	2.5 years
Customer relationships	1,308	(681)	627	(461)	847	4.5 years
Total definite lived identifiable intangible assets	$2,035	$(971)	$1,064	$(606)	$1,429

Unaudited pro forma historical results of operations related to the Conexus acquisition have not been presented because they are not material to the Company’s condensed consolidated statements of operations.

Acquisition of CrossView

On August 5, 2015, PFSweb, Inc. acquired substantially all of the assets, and assumed substantially all of the liabilities, in each case, other than certain specified assets and liabilities, of CrossView, Inc. (“CrossView”) an ecommerce systems integrator and provider of a wide range of ecommerce services in the U.S. and Canada.

Consideration paid by the Company included an initial cash payment of $30.7 million and 553,223 unregistered shares of Company common stock (approximately $6.3 million in value as of the acquisition date). The initial cash payment was subject to adjustment based upon a post-closing balance sheet reconciliation. In addition, the purchase agreement provides for future earn-out payments (“CrossView Earn-out Payments”) payable in 2016, 2017 and 2018 based on the achievement of certain 2015, 2016 and 2017 financial targets. The CrossView Earn-out Payments have no guaranteed minimum and an aggregate maximum of $18.0 million and are subject to possible offsets for indemnification and other claims. During 2016, the Company paid an aggregate of $7.9 million in settlement of the 2015 CrossView Earn-out Payments, of which, $1.6 million was paid by the issuance of 122,066 restricted shares of Company stock. The Company will pay 15% of any 2016 and 2017 earn-outs payments in restricted shares of Company common stock, based on its current market value at the time of issuance. As of March 31, 2017, the Company had recorded a total liability of $5.4 million applicable to the CrossView 2016 and 2017 Earn-out Payments, which is included in performance-based contingent payment liabilities in the condensed consolidated balance sheets. The estimated performance-based contingent payment liability increased from $4.1 million as of December 31, 2016 as a result of updated CrossView financial projections for the 2017 earn-out period.

Performance-Based Contingent Payment

The following table presents the change in the acquisition related performance-based contingent payments for the periods presented:

	2017	2016

As of January 1,	$4,083	$14,157
Change in aggregate balances due	1,347	(1,147)
As of March 31,	$5,430	$13,010

4. GOODWILL AND IDENTIFIABLE INTANGIBLES, NET

Goodwill acquired through acquisitions is recognized as part of the PFSweb segment. The Company determined fair value using a combination of the discounted cash flow, market multiple and market capitalization valuation methods.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

The following table presents the gross carrying value and accumulated amortization for identifiable intangibles:

		March 31, 2017
	Fair Value	Accumulated	Net Carrying	Estimated Useful Life
	at Acquisition	Amortization	Value	from Acquisition

Trade names	$1,250	$(898)	$352	2.25 - 2.5 years
Non-compete agreements	575	(380)	195	1- 3.5 years
Leasehold	45	(45)	—	2.5 years
Customer relationships	10,287	(5,723)	4,564	1.6 - 9 years
Developed technology	1,577	(836)	741	2.5-3 years
Other intangibles	493	(464)	29	9 years
Total definite lived identifiable intangible assets	$14,227	$(8,346)	$5,881

Definite Lived Intangible Asset Amortization

The Company recognized $0.8 million of amortization expense applicable to acquisitions related definite lived identifiable intangible assets in selling, general and administrative expenses in each of the three months ended March 31, 2017 and 2016.  The estimated amortization expense for each of the next five years is as follows (in thousands):

Remaining 2017	$2,280
2018	1,656
2019	740
2020	521
2021	282
2022	217

5. NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share are computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period.

The following equity awards have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive as of March 31, 2017 and 2016 (shares in thousands):

	As of March 31,
	2017	2016
Stock options	1,228	1,238
Performance shares	138	614
Deferred stock units	133	82
Total anti-dilutive stock options, performance shares and deferred stock units	1,499	1,934

6. STOCK AND STOCK OPTIONS

The Company has an Employee Stock and Incentive Plan, as amended and restated (the “Employee Plan”). The Plan provides for the granting of incentive awards to directors, executive management, key employees, and outside consultants of the Company in a variety of forms of equity-based incentive compensation, such as the award of an option, stock appreciation right, restricted stock award, restricted stock unit, deferred stock unit, among other stock-based awards. The Company uses newly issued shares of common stock to satisfy awards under the Plan.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

Total stock-based compensation expense was $0.5 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively, and was included as a component of selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

On March 23, 2015, the Company issued Performance-Based Share Awards (as such terms are defined in the Employee Plan) to the Company’s executives and senior management. Under the terms of these 2015 awards, the number of  performance shares that each such individual received was subject to, and calculated by reference to, the achievement by the Company of a performance goal measured by a range of targeted financial performance, as defined, for 2015. Based on the Company’s 2015 financial results, the Company issued an aggregate of approximately 283,100 Performance Shares (“2015 Performance Shares”). The 2015 Performance Shares are subject to four year annual vesting based upon continued employment and the achievement of a defined annual financial target, and for certain of the performance shares, the comparative performance (on an annual and cumulative basis) of the Company’s common stock on NASDAQ compared to the Russell Micro Cap Index. The actual number of shares issued on each annual vesting date could range from zero to 100%, depending on the satisfaction of the vesting criteria. Shares that do not vest on a scheduled vesting date due to a failure to satisfy vesting criteria are forfeited and do not vest in future periods. Based upon achievement of the respective vesting criteria, 70,800 of the 2015 Performance Shares vested as of December 31, 2016. As of December 31, 2016, 87,400 of the 2015 Performance Shares did not vest and were forfeited.

In March 2016, pursuant to the Employee Plan, the Company issued additional Restricted Stock Units and 2016 Performance Share Awards (as such terms are defined in the Employee Plan) to the Company’s executive officers and certain senior management under which the number of performance shares to be issued was subject to, and calculated by reference to, the achievement by the Company of a performance goal measured by a range of targeted financial performance, as defined, for 2016 as well as, for certain of the Restricted Stock Units, individual performance goals, as defined. Based on the Company’s 2016 financial performance, no performance shares were awarded under the 2016 Restricted Stock Units and 2016 Performance Based Share Awards.

On March 31, 2017, the Company issued Restricted Stock Units and Performance-Based Share Awards (as such terms are defined in the Employee Plan) to the Company’s executives and senior management pursuant to which such employees are eligible to receive future grants of shares of the Company’s stock subject to various vesting and/or performance criteria, including the achievement by the Company of certain performance goals measured by defined ranges of targeted financial performance for 2017 and/or future years, the achievement of certain defined total stockholder return targets using the companies in the Russell Micro Cap Index as a comparative group for 2017 and/or future years and/or continued employment through one to three year vesting dates. Assuming satisfaction of all vesting conditions and achievement of the highest performance targets, the aggregate maximum number of shares that could be awarded under these 2017 awards is approximately 697,000. Shares that do not vest on a scheduled vesting date due to a failure to satisfy vesting or performance criteria are forfeited and do not vest in future periods.

7. VENDOR FINANCING

Supplies Distributors has a short-term credit facility with IBM Credit LLC (“IBM Credit”) to finance its purchase and distribution of Ricoh products in the United States, providing financing for eligible Ricoh inventory and certain receivables up to $13.0 million. The agreement has no stated maturity date and provides either party the ability to exit the facility following a 90-day notice. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility, which were $7.0 million and $7.3 million as of March 31, 2017 and December 31, 2016, respectively, as accounts payable in the condensed consolidated balance sheets. As of March 31, 2017, Supplies Distributors had $0.1 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. The credit facility also contains financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and is secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $2.5 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (4.50% as of March 31, 2017 and 4.25% as of December 31, 2016). The facility also includes a monthly service fee. As of and March 31, 2017, the Company was in compliance with all financial covenants.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

8. DEBT AND CAPITAL LEASE OBLIGATIONS

Outstanding debt and capital lease obligations consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
U.S. Credit Agreement
Revolver	$14,500	$20,825
Term loan	28,875	29,438
Equipment loan	4,684	3,596
Debt issuance costs	(488)	(525)
Master lease agreements	5,398	6,277
Other	46	88
Total	53,015	59,699
Less current portion of long-term debt	6,662	7,300
Long-term debt, less current portion	$46,353	$52,399

U.S. Credit Agreement

In August 2015, PFSweb, Inc. and its U.S. subsidiaries entered into a credit agreement (“Credit Agreement”) with Regions Bank, as agent for itself and one or more future lenders including Bank of America N.A. and HSBC Bank USA, National Association (the “Lenders”). Under the Credit Agreement, and subject to the terms set forth therein, the Lenders have agreed to provide PFS with a revolving loan facility for up to $32.5 million and a term loan facility for up to $30 million through August 5, 2020. Subject to the terms of the Credit Agreement, PFS has the ability to increase the total loan facilities to $75 million. Availability under the revolving loan facility may not exceed a borrowing base of eligible accounts receivable (as defined). As of March 31, 2017, the Company had $7.4 million of available credit under the revolving loan facility. Advances under the revolving loan portion of the Credit Agreement are due and payable on August 5, 2020. Term loan advances amortize during the five year term of the Credit Agreement based upon scheduled percentage payments with the then remaining outstanding balance (potentially up to 65% of the amount borrowed) due on August 5, 2020. Borrowings under the Credit Agreement accrue interest at a variable rate based on prime rate or Libor, plus an applicable margin. As of March 31, 2017 and December 31, 2016, the weighted average interest rate on the revolving loan facility was 3.38% and 3.79%, respectively. As of March 31, 2017 and December 31, 2016, the weighted average interest rate on the term loan facility was 3.38% and 2.93%, respectively. In connection with the Credit Agreement, the Company paid $0.7 million of fees, which are being amortized through the life of the Credit Agreement and are reflected as a net reduction in debt. The Credit Agreement is secured by a lien on substantially all of the assets of Company and its U.S. subsidiaries and a pledge of 65% of the shares of certain of the Company’s foreign subsidiaries. The Credit Agreement contains cross default provisions, various restrictions upon the Company’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum consolidated fixed charge ratio and a maximum consolidated leverage ratio. In June 2016, PFSweb also entered into a Master Agreement with Regions Bank to provide equipment loans financing for certain capital expenditures.

Debt Covenants

To the extent the Company or any of its subsidiaries fail to comply with its covenants applicable to its debt or vendor financing obligations, including the periodic financial covenant requirements, such as profitability and cash flow, and required level of shareholders’ equity or net worth (as defined), the Company would be required to obtain a waiver from the lender or the lender would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral and enforcement of payment under the Company parent guarantee. Any acceleration of the repayment of the credit facilities may have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. As of and for three months ended March 31, 2017, the Company was in compliance with all debt covenants.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

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

	Three Months Ended
	March 31,
	2017	2016
Revenues (in thousands):
PFSweb	$66,043	$60,988
Business and Retail Connect	16,884	17,944
Eliminations	(4,159)	(3,852)
	$78,768	$75,080
Income (loss) from operations (in thousands):
PFSweb	$(3,977)	$(297)
Business and Retail Connect	533	495
	$(3,444)	$198
Depreciation and amortization (in thousands):
PFSweb	$3,903	$3,597
Business and Retail Connect	4	6
	$3,907	$3,603
Capital expenditures (in thousands):
PFSweb	$666	$1,367
Business and Retail Connect	—	—
	$666	$1,367

	March 31,	December 31,
	2017	2016
Assets (in thousands):
PFSweb	$146,711	$167,152
Business and Retail Connect	44,991	55,559
Eliminations	(10,986)	(11,375)
	$180,716	$211,336

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

The Company received municipal tax abatements in certain locations. In prior years, the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to the Company’s tax abatement. The Company disputed the adjustment and such dispute has been settled with

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

the municipality. However, the amount of additional property taxes to be assessed against the Company and the timing of the related payments has not been finalized. As of March 31, 2017, the Company believes it has adequately accrued for the expected assessment.

The Company is subject to claims in the ordinary course of business, including claims of alleged infringement by the Company or its subsidiaries of the patents, trademarks and other intellectual property rights of third parties. The Company is generally required to indemnify its service fee clients against any third party claims asserted against such clients alleging infringement by the Company of the patents, trademarks and other intellectual property rights of third parties.  In the opinion of management, any liabilities resulting from these claims would not have a material adverse effect on the Company’s financial position or results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.

Forward-Looking Information

We have made forward-looking statements in this Report on Form 10-Q. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “seek,” “strive,” “believe,” “expect,” “anticipate,” “predict,” “potential,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “target,” “project” and “estimate” or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to the Risk Factors set forth above or elsewhere in this Report on Form 10-K for the year ended December 31, 2016, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:

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

Key Transactions and Events

During 2016, we were impacted by the following key transactions and events that also affect comparability of our results to prior periods and are discussed further in our Form 10-K for the year ended December 31, 2016.

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

Service Fee Model. We refer to our standard seller services financial model as the Service Fee model. In this model, our clients own the inventory and are the merchants of record and engage us to provide various infrastructure, technology and digital agency services in support of their business operations. We derive our service fee revenues from a broad range of service offerings that include digital agency and marketing, eCommerce technologies, system integration, order management, customer care, logistics and fulfillment, financial management and professional consulting. We offer our services as an integrated solution, which enables our clients to outsource their complete ecommerce needs to a single source and to focus on their core competencies, though clients are also able to select individual or groupings of our various service offerings on an à la carte basis. We currently provide services to clients that operate in a range of vertical markets, including technology manufacturing, computer products, cosmetics, fragile goods, coins and collectibles, apparel, telecommunications, consumer electronics and consumer packaged goods, among others.

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

Agent (Flash) Model. As an additional service, we offer the Agent, or Flash, financial model, in which our clients maintain ownership of the product inventory stored at our locations as in the Service Fee model. When a customer orders the product from our clients, a “flash” sale transaction passes product ownership to us for each order and we in turn immediately re-sell the product to the customer. The “flash” ownership exchange establishes us as the merchant of record, which enables us to use our existing merchant infrastructure to process sales to end customers, removing the need for the clients to establish these business processes internally, but permitting them to control the sales process to end customers. In this model, based on the terms of our current client arrangements, we record product revenue net of cost of product revenue as a component of service fee revenue in our consolidated statement of operations.

Retail Model. Our Retail model allows us to purchase inventory from the client. In this model, we place the initial and replenishment purchase orders with the client and take ownership of the product upon delivery to our facility. In this model, depending on the terms of our client arrangements, we may own the inventory and the accounts receivable arising from our product sales. Under the Retail model, depending upon the product category and sales characteristics, we may require the client to provide product price protection as well as product purchase payment terms, right of return, and obsolescence protection appropriate to the product sales profile. Depending on the terms of our client arrangements in the Retail model, we record in our consolidated statement of operations either: 1) product revenue as a component of product revenue, or 2) product revenue net of cost of product revenue as a component of service fee revenue. In general, we seek to structure client relationships in our Retail model under the net revenue approach to more closely align with our service fee revenue financial presentation and mitigate inventory ownership, although we have one client still utilizing the gross revenue approach. Freight costs billed to customers are reflected as components of product revenue. This business model generally requires significant working capital, for which we have credit available either through credit terms provided by our clients or under senior credit facilities.

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

Results of Operations for the Interim Periods Ended March 31, 2017 and 2016

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenue (in millions):

	For the Three Months Ended March 31,
				% of Net Revenues
	2017	2016	Change	2017	2016
Revenues
Service fee revenue	$57.3	$49.3	$8.0	72.7%	65.7%
Product revenue, net	11.3	13.6	(2.3)	14.4%	18.1%
Pass-through revenue	10.2	12.2	(2.0)	12.9%	16.2%
Total net revenues	78.8	75.1	3.7	100.0%	100.0%
Cost of Revenues
Cost of service fee revenue (1)	39.6	32.3	7.3	69.1%	65.4%
Cost of product revenue (2)	10.7	12.9	(2.2)	94.8%	94.8%
Pass-through cost of revenue (3)	10.2	12.2	(2.0)	100.0%	100.0%
Total cost of revenues	60.5	57.4	3.1	76.8%	76.4%
Service fee gross profit	17.7	17.0	0.7	30.9%	34.6%
Product revenue gross profit	0.6	0.7	(0.1)	5.2%	5.2%
Pass-through gross profit	—	—	—	—	—
Total gross profit	18.3	17.7	0.6	23.2%	23.6%
Selling General and Administrative expenses	21.7	17.6	4.1	27.6%	23.4%
Loss from operations	(3.4)	0.1	(3.5)	(0.0)	0.1%
Interest expense, net	0.7	0.4	0.3	0.8%	0.6%
Loss before income taxes	(4.1)	(0.3)	(3.8)	(5.2)%	(0.4)%
Income tax expense, net	0.8	0.5	0.3	1.0%	0.6%
Net loss	$(4.9)	$(0.8)	$(4.1)	(6.2)%	(1.0)%

(1)	% of net revenues represents the percent of Service fee revenue.
(2)	% of net revenues represents the percent of Product revenue, net.
(3)	% of net revenues represents the percent of Pass-through revenue.

Service Fee Revenue. The increase in service fee revenue for the three months ended March 31, 2017, as compared to the same period of the prior year, was primarily due to the impact of expanded and new client relationships, including service fee revenues generated by our acquired subsidiary Conexus in June 2016, partially offset by the conclusion or reduction of operations of several client programs that were in effect during the three months ended March 31, 2016.

The change in service fee revenue, excluding pass-through revenue, is shown below (millions):

Three
Months
Period ended March 31, 2016	$49.3
New service contract relationships	10.9
Change in existing client service fees	(1.8)
Terminated client relationships not included in 2017 revenue	(1.1)
Period ended March 31, 2017	$57.3

When considering client relationships, we define an existing client to be a client from whom we earned revenue in both the current and prior period; we define a new client to be a client from whom we only earned revenue in the current period; and we define a terminated client as a client from whom we only earned revenue in the prior period. The new service contract relationships include an aggregate of approximately $1.2 million of revenue applicable to Conexus in the three months ended March 31, 2017.  Based on current client projections, we expect the reduction in revenue from terminated client programs to be offset by service fee revenue generated in 2017 by new or expanded client opportunities. For calendar year 2017, we are currently targeting an increase in service fee revenues of approximately 5-10% as compared to the calendar year 2016 including the impact of a full year of operations from our Conexus entity versus partial year in 2016.

Product Revenue, net. Product revenue was $11.3 million for the three months ended March 31, 2017, which represents a decrease of $2.3 million, or 16.8% as compared to the same quarter of the prior year. This reduction in revenue is primarily due to the operational restructuring by Ricoh of its business, including discontinuance of certain product lines, which has resulted, and is expected to continue to result, in lower product revenue from the sale of Ricoh products. We currently expect product revenue to continue to decline and be approximately $38 million to $45 million for the calendar year 2017.

Cost of Service Fee Revenue. Service fee gross profit as a percentage of service fees decreased to 30.9% in three month period ended March 31, 2017 from 34.6% in the same period of 2016. The decrease was due to the impact of several large fulfillment clients that were implemented subsequent to the March 2016 quarter which operated at lower than targeted margin performance. Through various initiatives, the Company is targeting to improve the financial performance of its omni-channel operations activity while also continuing to focus on higher margin professional services engagements.

We target to earn an overall average gross profit on our service fee activity of 27-32% on existing and new service fee contracts, but we have accepted, and may continue to accept, lower gross margin percentages on certain contracts depending on contract scope and other factors, including projected volumes. We are focused on continuing to increase our level of higher margin service fee activity, including our professional and technology services, to help offset other lower margin activities. In addition, we are targeting to improve the profitability results of the remaining large, new fulfillment solutions implemented in 2016. Based on our currently projected continued growth in the professional services area of our business, including the benefit of our acquisitions, we are projecting our gross profit for 2017 to be in the middle to high end of the above targeted range. Our service fee gross profit will continue to be impacted by the relative proportion of our infrastructure related services versus our professional services activity, as well as project work.

Cost of Product Revenue. Cost of product revenue decreased by $2.3 million, or 17.0%, to $10.7 million in the three months ended March 31, 2017 which resulted in a gross profit margin of $0.6 million, or 5.2% of product revenue, for the three months ended March 31, 2017, compared to $0.7 million gross profit margin, or 5.2% of product revenue, for the comparable 2016 period. We currently expect our product revenue gross profit margin to be approximately 5% for calendar year 2017.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the three months ended March 31, 2017 and 2016 were $21.7 million and $17.6 million, respectively. As a percentage of total net revenues, SG&A expenses were 27.6% in the three months ended March 31, 2017 and 23.4% in the corresponding prior year period. The three months ended March 31, 2017 includes approximately $0.8 million applicable to our Conexus acquisition (including $0.2 million of amortization of acquisition related intangible assets), which was not yet acquired as of March 31, 2016. Acquisition and restructuring related expenses were $2.7 million in the three months ended March 31, 2017 as compared to a $0.8 million benefit in the three months ended March 31, 2016. The acquisition and restructuring related charges include the impact of revised estimates of certain performance-based contingent payments, which in the three months ended March 31, 2017 was a $1.3 million expense based on our current 2017 projected results for CrossView, while the three months ended March 31, 2016 reflected a $1.0 million expense reduction based on our then projected results for Moda and CrossView. The acquisition and restructuring related expenses for the three months ended March 31, 2017 also include $1.3 million of certain incremental personnel termination related expenses. Excluding the acquisition and restructuring related activity and amortization of acquired identifiable intangibles assets in the three months ended March 31, 2017 and 2016, SG&A expenses were 24.0% and 23.3% of total revenues in the three months ended March 31, 2017 and 2016, respectively.

We currently expect our SG&A expenses will continue to increase in 2017, as compared to 2016 as we include a full year of expenses for Conexus, incur a full year of amortization for identifiable intangible assets acquired in our Conexus acquisition, incur incremental personnel related costs applicable to our professional services business activity and incentive based cash and stock compensation and incur additional expenditures related to our sales and marketing activities and facility costs. We expect these increases to be partially offset by cost reduction efforts in other areas as we continue to focus on overall cost control. Additionally, future adjustments in fair value estimates of our performance-based contingent payments, if any, applicable to our CrossView acquisition will continue to be reflected as increases or decreases in SG&A expense.

Income Taxes. We recorded a tax provision associated primarily with state income taxes and the majority of our international operations. A valuation allowance has been provided for the majority of our domestic net deferred tax assets, which are primarily related to our net operating loss carryforwards, and for certain foreign deferred tax assets. We also recorded a deferred tax provision associated with the tax amortization of goodwill related to our CrossView acquisition. We expect we will continue to record an income tax provision associated with state income taxes and our foreign operations, as well as the deferred tax provision for tax amortization of goodwill.

Liquidity and Capital Resources

In addition to cash income from operations before working capital changes, our operating cash flows are impacted by various factors. For each of the periods ended March 31, 2017 and 2016, our cash flows from operations were impacted primarily by decreases in our accounts payable, deferred revenue, accrued expenses and other liabilities balances in part due to decreased business activity and timing of payments to clients of customer collections as a result of reduced business volumes following the seasonally higher fourth quarter and a reduction in product revenue. These cash outflows were partially offset by a decrease in accounts receivable primarily due to increased business activity and timing of client receipts applicable to service fee activity as compared to our seasonally high fourth quarter.

In each of the periods ended March 31, 2017 and 2016, our cash used in investing activities included cash payments for the purchase of capital expenditures, exclusive of $0.8 million in each period of property and equipment acquired under debt and capital lease financing, which consisted primarily of capitalized software costs and equipment purchases.

Aggregate net cash payments on debt were $8.4 million in the three months ended March 31, 2017 compared to aggregate net cash proceeds from debt of $2.2 million during the three months ended March 31, 2016.

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

During the three months ended March 31, 2017 our working capital decreased to $12.2 million from $18.6 million at December 31, 2016, primarily due to payments of long-term financing under the Company’s senior bank facility and cash used to support certain purchases of property and equipment.

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

Our term and revolving loan facilities described below contain both financial and non-financial covenants. To the extent we fail to comply with our debt covenants, including the financial covenant requirements, and we are not able to obtain a waiver, the lenders would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral. An acceleration of the repayment of our credit facility obligations may have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all such obligations. As of March 31, 2017, we were in compliance with all debt covenants. Further, non-renewal of any of our credit facilities may have a material adverse impact on our business and financial condition. Other than performance-based contingent payments applicable to our acquisitions, and our capital and operating lease commitments, we do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.

We receive municipal tax abatements in certain locations. In prior years, we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to our tax abatement. We disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against us and the timing of the related payments has not been finalized. As of March 31, 2017, we believe we have adequately accrued for the expected assessment.

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

PFS Financing

We have a credit agreement (“Credit Agreement”) with Regions Bank, as agent for itself, Bank of America N.A., HSBC Bank USA, National Association and one or more future lenders (the “Lenders”). Under this Credit Agreement, and subject to the terms set forth therein, the Lenders have agreed to provide a revolving loan facility for up to $32.5 million and a term loan facility for up to $30 million. Subject to the terms of the Credit Agreement, we have the ability to increase the total loan facilities to $75 million. Availability under the revolving loan facility, which was approximately $7.4 million as of March 31, 2017, may not exceed a borrowing base of eligible accounts receivable (as defined). Advances under the Credit Agreement accrue interest at a variable rate, plus an applicable margin, and have a five year maturity, with scheduled amortization payments for term loan advances. The Credit Agreement is secured by a lien on substantially all of the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the shares of certain of the Company’s foreign subsidiaries. The Credit Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum fixed charge ratio and a maximum leverage ratio.

Acquisition

On June 8, 2016, PFSweb, Inc. purchased all of the outstanding shares of Conexus, Inc. (“Conexus”), an eCommerce system integrator that provides strategic consulting, system integration, and managed services for leading businesses and technology companies. Conexus maintains primary operations in Basingstoke, Hampshire (U.K.). We paid an aggregate cash payment at closing of £5,855,000 (approximately $8.5 million as of June 8, 2016), subject to a post-closing adjustment to be based upon a May 31, 2016 balance sheet.

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

Critical Accounting Policies

A description of our critical accounting policies is included in Note 2 of the consolidated financial statements in our December 31, 2016 Annual Report on Form 10-K and Note 2 of this report.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). As of March 31, 2017, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the period that ended on March 31, 2017, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

In addition to the risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission, our business, financial condition and operating results could be adversely affected by any or all of the following factors.

Risks Related to Our Business

We operate with significant levels of indebtedness and are required to comply with certain financial and non-financial covenants; and we have guaranteed certain indebtedness and obligations of our subsidiaries.

As of March 31, 2017, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of Ricoh product inventory, was approximately $60.0 million. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. A non-renewal, default under or acceleration of any of our credit facilities may have a material adverse impact upon our business and financial condition. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so.

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

Sales by Supplies Distributors three customers accounted for approximately 34% of Supplies Distributors’ total product revenue for the three months ended March 31, 2017 and 5% of consolidated net revenue. The loss of one or more of such customers, or non-payment of any material amount by these or any other customer, may have a material adverse effect upon Supplies Distributors’ business, results of operations and financial condition.

Risks Related to Our Stock

Our stock price could decline if a significant number of shares become available for sale.

As of March 31, 2017, we have issued an aggregate of (i) 1,228,000 stock options outstanding to employees, directors and others with a weighted average exercise price of $7.55 per share (ii) 126,000 performance shares of common stock that may vest, subject to satisfaction of vesting conditions, over the next one to three years, (iii) 13,000 restricted stock units that may vest subject to satisfaction of vesting conditions, over the next two years, and (iv) 133,000 deferred stock units to the non-employee members of our

Board of Directors under which the underlying shares will be issued upon the termination of service of the holder. The current and future issuance and/or vesting of shares of our common stock under the foregoing stock awards, performance shares and deferred stock units, sales of substantial amounts of common stock in the public market following the issuance and/or vesting of such shares, and/or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.

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

10.1*	Expansion Agreement and Amendment to Lease agreement dated June 20, 2016 by and between 2145312 Ontario, Inc. and Priority Fulfillment Services, Inc.
10.2*	Settlement and Release Agreement between Priority Fulfillment Services, Inc. and Cindy Almond
31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).
(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended December, 31, 2005 filed on March 31, 2006.
(3)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 13, 2007.
(4)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 2, 2008.
(5)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 14, 2009.
(6)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 2, 2010.
(7)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 18, 2013.

(8)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 19, 2015.
(9)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 30, 2015.
*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2017

PFSweb, Inc.

By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer
Chief Accounting Officer
Executive Vice President