Form 10-Q
period 2017-06-30
PFSWEB INC
filed 2017-08-09
CIK 1095315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

At August 4, 2017 there were 18,983,505 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES

Form 10-Q

June 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PFSweb, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	(Unaudited)
	June 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,132	$24,425
Restricted cash	215	215
Accounts receivable, net of allowance for doubtful accounts of $564 and $494 at June 30, 2017 and December 31, 2016, respectively	61,656	80,223
Inventories, net of reserves of $496 and $568 at June 30, 2017 and December 31, 2016, respectively	7,734	6,632
Other receivables	5,100	6,750
Prepaid expenses and other current assets	5,440	7,299
Total current assets	99,277	125,544
PROPERTY AND EQUIPMENT, net	26,976	30,264
IDENTIFIABLE INTANGIBLES, net	5,150	6,864
GOODWILL	46,210	46,210
OTHER ASSETS	3,653	2,454
Total assets	$181,266	$211,336
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$7,833	$7,300
Trade accounts payable	44,697	59,752
Deferred revenue	5,345	7,156
Performance-based contingent payments	3,902	2,405
Accrued expenses	25,901	30,360
Total current liabilities	87,678	106,973
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	45,912	52,399
DEFERRED REVENUE, less current portion	4,702	4,127
DEFERRED RENT	4,869	4,810
PERFORMANCE-BASED CONTINGENT PAYMENTS, less current portion	—	1,678
OTHER LIABILITIES	2,234	1,066
Total liabilities	145,395	171,053

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 18,946,818 and 18,768,567 shares issued at June 30, 2017 and December 31, 2016, respectively; and 18,913,351 and 18,735,100 outstanding at June 30, 2017 and December 31, 2016, respectively	19	19
Additional paid-in capital	148,519	146,286
Accumulated deficit	(112,769)	(105,317)
Accumulated other comprehensive income (loss)	227	(580)
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	35,871	40,283
Total liabilities and shareholders’ equity	$181,266	$211,336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUES:
Service fee revenue	$54,700	$51,166	$111,965	$100,484
Product revenue, net	9,947	11,380	21,265	24,987
Pass-through revenue	13,419	14,653	23,604	26,809
Total revenues	78,066	77,199	156,834	152,280
COSTS OF REVENUES:
Cost of service fee revenue	35,977	34,381	75,561	66,655
Cost of product revenue	9,505	10,742	20,230	23,644
Cost of pass-through revenue	13,419	14,653	23,604	26,809
Total costs of revenues	58,901	59,776	119,395	117,108
Gross profit	19,165	17,423	37,439	35,172
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, including stock based compensation of $1,237 and $629 for the three months ended June 30, 2017 and 2016, respectively and $1,761 and $1,396 for the six months ended June 30, 2017 and 2016, respectively	20,735	18,808	42,453	36,358
Loss from operations	(1,570)	(1,385)	(5,014)	(1,186)
INTEREST EXPENSE, net	710	609	1,347	1,094
Loss from operations before income taxes	(2,280)	(1,994)	(6,361)	(2,280)
INCOME TAX EXPENSE, net	316	188	1,091	654
NET LOSS	$(2,596)	$(2,182)	$(7,452)	$(2,934)

NET LOSS PER SHARE:
Basic	$(0.14)	$(0.12)	$(0.40)	$(0.16)
Diluted	$(0.14)	$(0.12)	$(0.40)	$(0.16)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	18,870	18,627	18,804	18,477
Diluted	18,870	18,627	18,804	18,477
COMPREHENSIVE LOSS:
Net loss	$(2,596)	$(2,182)	$(7,452)	$(2,934)
Foreign currency translation adjustment	511	669	807	965
TOTAL COMPREHENSIVE LOSS	$(2,085)	$(1,513)	$(6,645)	$(1,969)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSweb, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,452)	$(2,934)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,565	7,403
Amortization of debt issuance costs	76	73
Provision for doubtful accounts	89	18
Provision for excess and obsolete inventory	31	27
Deferred income taxes	240	(9)
Stock-based compensation expense	1,761	1,396
Change in performance-based contingent payments	2,177	(1,768)
Changes in operating assets and liabilities:
Accounts receivable	19,725	11,930
Inventories	(1,125)	1,205
Prepaid expenses, other receivables and other assets	3,396	4,867
Deferred rent	78	921
Accounts payable, deferred revenue, accrued expenses and other liabilities	(23,139)	(20,012)
Net cash provided by operating activities	3,422	3,117

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,975)	(6,553)
Acquisitions, net of cash acquired	—	(8,320)
Net cash used in investing activities	(1,975)	(14,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	402	1,037
Taxes paid on behalf of employees for withheld shares	(256)	(1,307)
Decrease in restricted cash	—	56
Payments on performance-based contingent payments	(2,004)	(9,454)
Payments on capital lease obligations	(1,678)	(1,415)
Proceeds from (payments on) debt, net	405	(2,492)
Borrowings (payments) on term loan	(1,125)	12,000
Borrowings on revolver	45,619	42,839
Payments on revolver	(49,880)	(35,095)
Net cash provided by (used in) financing activities	(8,517)	6,169

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,777	498

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,293)	(5,089)

CASH AND CASH EQUIVALENTS, beginning of period	24,425	21,781

CASH AND CASH EQUIVALENTS, end of period	$19,132	$16,692

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and capital leases	$1,072	$1,654

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

Basis of Presentation

The interim condensed consolidated financial statements as of June 30, 2017, and for the three and six months ended June 30, 2017 and 2016, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2017, its results of operations for the three and six months ended June 30, 2017 and 2016 and its cash flows for the six months ended June 30, 2017 and 2016. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.

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

Concentration of Business and Credit Risk

No product customer nor service fee client relationship represented more than 10% of the Company’s consolidated total revenues during the six months ended June 30, 2017. One service fee client relationship represented more than 10% of the Company’s consolidated total revenues during the six months ended June 30, 2016. No client exceeded 10% of consolidated accounts receivable as of June 30, 2017. Amounts due from one client exceeded 10% of consolidated accounts receivable as of December 31, 2016.

A summary of the nonaffiliated customer and client revenue concentrations as a percentage of product revenue and service fee revenue, respectively, is as follows:

	Six Months Ended
	June 30,
	2017	2016
Service Fee Revenue (as a percentage of total Service Fee Revenue):
Client 1	9%	10%
Product Revenue (as a percentage of total Product Revenue):
Customer 1	7%	13%
Customer 2	14%	15%
Customer 3	14%	5%

The Company currently anticipates that its product revenue, including the revenue from certain of the customers identified above, will decline during the next twelve months.

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

Property and Equipment

The Company’s property and equipment held under capital leases totaled approximately $4.1 million and $5.4 million, net of accumulated amortization of approximately $6.6 million and $5.1 million, at June 30, 2017 and December 31, 2016, respectively.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

Depreciation and amortization expense related to capital leases during the six months ended June 30,  2017 and 2016 was $1.6 million and $1.4 million, respectively.

Income Taxes

The Company records a tax provision primarily associated with state income taxes and the majority of its international operations. The Company has recorded a valuation allowance for the majority of its domestic net deferred tax assets, which are primarily related to net operating loss carryforwards and certain foreign deferred tax assets.

Cash Paid for Interest and Taxes

The Company made payments for interest of approximately $1.2 million and $0.8 million in the six months ended June 30, 2017 and 2016, respectively. Income taxes of approximately $0.8 million and $0.6 million were paid by the Company in the six months ended June 30, 2017 and 2016, respectively.

Impact of Recently Issued Accounting Standards

Pronouncements Recently Adopted

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-09, “Compensation Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendment in this ASU affects all organizations that issue share-based payment awards to employees and is intended to simplify several aspects of the accounting for these awards, including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and allowing an accounting policy election to account for forfeitures as they occur. As permitted by ASU 2016-09, the Company elected to early adopt ASU 2016-09 in the quarter ended June 30, 2016 with an effective date of January 1, 2016. As a result of the adoption, the Company recognized previously unrecognized excess tax benefits of $1.9 million, which was offset by a valuation allowance in the same amount as the Company does not believe, on a more-likely-than-not basis, the net operating losses will be realized. The adoption of ASU 2016-09 resulted in a cumulative adjustment to equity, subject to a full valuation allowance, as of January 1, 2016.   Additionally, as a result of the adoption, the Company reclassified previous years taxes paid on behalf of employees for withheld shares in the condensed consolidated cash flow statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under existing standards, the market amount requires consideration of replacement cost, net realizable value (NRV), and NRV less an approximately normal profit margin. The new ASU replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. The Company adopted this standard prospectively effective January 1, 2017, which did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

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

In May 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU 2017-09, “Compensation Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). The amendments in this ASU affect any entity that changes the terms or conditions of a share-based payment award. The new guidance is intended to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted.  The Company is currently assessing this ASU’s impact on its unaudited condensed consolidated financial statements.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

3. ACQUISITIONS

Acquisitions have been recorded using the purchase method of accounting for business combinations.

Acquisition of Conexus

On June 8, 2016, PFSweb, Inc. acquired the outstanding capital stock of Conexus, an eCommerce system integrator that provides strategic consulting, system integration, and managed services for leading businesses and technology companies from its primary operations in Basingstoke, Hampshire (U.K.). The purchase price for the shares consisted of (i) an initial cash payment of £5,855,000 (approximately $8.5 million at June 8, 2016), subject to a post-closing adjustment based upon a May 31, 2016 balance sheet analysis, and (ii) up to an aggregate maximum of £1,445,000 (approximately $1.8 million at June 30, 2017), subject to Conexus achieving certain operational and financial targets during the post-closing period ending December 31, 2016 (the “Earn-out Payment”), subject to possible offsets for indemnification and other claims arising under the purchase agreement. Conexus did not achieve the operational and financial targets so the Company did not make any payments or record any liability as of June 30, 2017 or December 31, 2016 applicable to the Earn-out Payment.

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

The Company determined fair value using a combination of the discounted cash flow, market multiple and market capitalization valuation methods. The following table summarizes the fair value of the tangible and intangible assets acquired and liabilities assumed (in thousands):

Cash	$156
Accounts receivable, net	1,451
Other receivables	887
Other assets	421
Identifiable intangibles	2,035
Total assets acquired	4,950
Total liabilities assumed	2,218
Net assets acquired	2,732
Goodwill	6,336
Total purchase price	$9,068

The purchase price for Conexus was as follows (in thousands):

Aggregate cash payments	$8,515
Performance-based contingent payments (based on fair value at acquisition date)	553
Total purchase price	$9,068

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

Definite lived intangible assets acquired in the Conexus acquisition consist of (in thousands):

						Estimated
		June 30, 2017		December 31, 2016		Useful Life
	Fair Value at Acquisition	Accumulated Amortization	Net Carrying Value	Accumulated Amortization	Net Carrying Value	from Acquisition

Developed technology	$727	$(337)	$390	$(145)	$582	2.5 years
Customer relationships	1,308	(761)	547	(461)	847	4.5 years
Total definite lived identifiable intangible assets	$2,035	$(1,098)	$937	$(606)	$1,429

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

Consideration paid by the Company included an initial cash payment of $30.7 million and 553,223 unregistered shares of Company common stock (approximately $6.3 million in value as of the acquisition date). The initial cash payment was subject to adjustment based upon a post-closing balance sheet reconciliation. In addition, the purchase agreement provides for future earn-out payments (“CrossView Earn-out Payments”) payable in 2016, 2017 and 2018 based on the achievement of certain 2015, 2016 and 2017 financial targets. The CrossView Earn-out Payments have no guaranteed minimum and an aggregate maximum of $18.0 million and are subject to possible offsets for indemnification and other claims. During 2016, the Company paid an aggregate of $7.9 million in settlement of the 2015 CrossView Earn-out Payments, of which, $1.6 million was paid by the issuance of 122,066 restricted shares of Company stock. During 2017, the Company paid an aggregate of $2.4 million in settlement of the 2016 CrossView Earn-out Payments, of which, $0.4 million was paid by the issuance of 48,173 restricted shares of Company stock. The Company will pay 15% of any 2017 Earn-outs Payments in restricted shares of Company common stock, based on its current market value at the time of issuance. As of June 30, 2017, the Company had recorded a liability of $3.9 million applicable to the estimated CrossView 2017 Earn-out Payments, which is included in performance-based contingent payment liabilities in the condensed consolidated balance sheets. The estimated performance-based contingent payment liability decreased from $4.1 million as of December 31, 2016 as a result of the payment of the 2016 Earn-out Payments partially offset by an increase in the estimated 2017 CrossView Earn-Out Payments resulting from updated CrossView financial projections for the 2017 earn-out period.

Performance-Based Contingent Payment

The following table presents the change in the acquisition related performance-based contingent payments for the periods presented (in thousands):

	2017	2016

As of January 1,	$4,083	$14,157
CrossView earn-out payments in common stock and cash	(2,358)	(7,942)
LAL and REV earn-out payments in common stock and cash	—	(3,750)
Value recorded at acquisition - Conexus	—	553
Change in fair value aggregate balances due	2,177	(1,609)
As of June 30,	$3,902	$1,409

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

4. GOODWILL AND IDENTIFIABLE INTANGIBLES, NET

Goodwill acquired through acquisitions is recognized as part of the PFSweb segment. The Company determined fair value using a combination of the discounted cash flow, market multiple and market capitalization valuation methods.

The following table presents the gross carrying value and accumulated amortization for identifiable intangibles (in thousands):

		June 30, 2017
	Fair Value	Accumulated	Net Carrying	Estimated Useful Life
	at Acquisition	Amortization	Value	from Acquisition

Trade names	$1,250	$(994)	$256	2.25 - 2.5 years
Non-compete agreements	575	(421)	154	1- 3.5 years
Leasehold	45	(45)	—	2.5 years
Customer relationships	10,287	(6,159)	4,128	1.6 - 9 years
Developed technology	1,577	(982)	595	2.5-3 years
Other intangibles	493	(476)	17	9 years
Total definite lived identifiable intangible assets	$14,227	$(9,077)	$5,150

Definite Lived Intangible Asset Amortization

For each of the three months ended June 30, 2017 and 2016, amortization expense related to acquired definite lived intangible assets was $0.8 million and for the six months ended June 30, 2017 and 2016, amortization expense was $1.5 million and $1.7 million, respectively, which are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. The estimated amortization expense for each of the next five years is as follows (in thousands):

Remaining 2017	$1,520
2018	1,671
2019	750
2020	521
2021	282
2022	220

5. NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share are computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period.

The following equity awards have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive  (in thousands):

	As of June 30,
	2017	2016
Stock options	1,177	1,232
Performance shares	103	305
Restricted stock units	186	28
Deferred stock units	152	104
Total	1,618	1,669

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

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

Total stock-based compensation expense was $1.2 million and $0.6 million for the three months ended and $1.8 million and $1.4 million for the six months ended June 30, 2017 and 2016, respectively, which is included as a component of selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

On March 23, 2015, the Company issued Performance-Based Share Awards (as such terms are defined in the Employee Plan) to the Company’s executives and senior management. Under the terms of these 2015 awards, the number of performance shares that each such individual received was subject to, and calculated by reference to, the achievement by the Company of a performance goal measured by a range of targeted financial performance, as defined, for 2015. Based on the Company’s 2015 financial results, the Company issued an aggregate of approximately 283,100 Performance Shares (“2015 Performance Shares”). The 2015 Performance Shares are subject to four year annual vesting based upon continued employment and the achievement of a defined annual financial target, and for certain of the performance shares, the comparative performance (on an annual and cumulative basis) of the Company’s common stock on NASDAQ compared to the Russell Micro Cap Index. The actual number of shares issued on each annual vesting date could range from zero to 100%, depending on the satisfaction of the vesting criteria. Shares that do not vest on a scheduled vesting date due to a failure to satisfy vesting criteria are forfeited and do not vest in future periods. Based upon achievement of the respective vesting criteria, 70,800 of the 2015 Performance Shares vested as of December 31, 2016. As of June 30, 2017, 109,900 of the 2015 Performance Shares did not vest and were forfeited.

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

7. INVENTORY FINANCING

Supplies Distributors has a short-term credit facility with IBM Credit LLC (“IBM Credit”) to finance its purchase and distribution of Ricoh products in the United States, providing financing for eligible Ricoh inventory and certain receivables up to $13.0 million. The agreement has no stated maturity date and provides either party the ability to exit the facility following a 90-day notice. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility, which were $8.2 million and $7.3 million as of June 30, 2017 and December 31, 2016, respectively, as accounts payable in the condensed consolidated balance sheets. As of June 30, 2017, Supplies Distributors had $0.6 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. The credit facility also contains financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and is secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

PFSweb. Additionally, PFS is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $2.5 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (4.75% as of June 30, 2017 and 4.25% as of December 31, 2016). The facility also includes a monthly service fee. As of and for the three and six months ended June 30, 2017, the Company was in compliance with all financial covenants.

8. DEBT AND CAPITAL LEASE OBLIGATIONS

Outstanding debt and capital lease obligations consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
U.S. Credit Agreement
Revolver	$16,564	$20,825
Term loan	28,313	29,438
Equipment loan	4,659	3,596
Debt issuance costs	(451)	(525)
Master lease agreements	4,619	6,277
Other	41	88
Total	53,745	59,699
Less current portion of long-term debt	7,833	7,300
Long-term debt, less current portion	$45,912	$52,399

U.S. Credit Agreement

In August 2015, PFSweb, Inc. and its U.S. subsidiaries entered into a credit agreement (“Credit Agreement”) with Regions Bank, as agent for itself and one or more future lenders including Bank of America N.A. and HSBC Bank USA, National Association (the “Lenders”). Under the Credit Agreement, and subject to the terms set forth therein, the Lenders have agreed to provide PFS with a revolving loan facility for up to $32.5 million and a term loan facility for up to $30 million through August 5, 2020. Subject to the terms of the Credit Agreement, PFS has the ability to increase the total loan facilities to $75 million. Availability under the revolving loan facility may not exceed a borrowing base of eligible accounts receivable (as defined). As of June 30, 2017, the Company had $9.6 million of available credit under the revolving loan facility. Advances under the revolving loan portion of the Credit Agreement are due and payable on August 5, 2020. Term loan advances amortize during the five year term of the Credit Agreement based upon scheduled percentage payments with the then remaining outstanding balance (potentially up to 65% of the amount borrowed) due on August 5, 2020. Borrowings under the Credit Agreement accrue interest at a variable rate based on prime rate or Libor, plus an applicable margin. As of June 30, 2017 and December 31, 2016, the weighted average interest rate on the revolving loan facility was 4.56% and 3.79%, respectively. As of June 30, 2017 and December 31, 2016, the weighted average interest rate on the term loan facility was 3.91% and 2.93%, respectively. In connection with the Credit Agreement, the Company paid $0.7 million of fees, which are being amortized through the life of the Credit Agreement and are reflected as a net reduction in debt. The Credit Agreement is secured by a lien on substantially all of the assets of Company and its U.S. subsidiaries and a pledge of 65% of the shares of certain of the Company’s foreign subsidiaries. The Credit Agreement contains cross default provisions, various restrictions upon the Company’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum consolidated fixed charge ratio and a maximum consolidated leverage ratio. In June 2016, PFSweb also entered into a Master Agreement with Regions Bank to provide equipment loans financing for certain capital expenditures.

Debt Covenants

To the extent the Company or any of its subsidiaries fail to comply with its covenants applicable to its debt or vendor financing obligations, including the periodic financial covenant requirements, such as profitability and cash flow, and required level of shareholders’ equity or net worth (as defined), the Company would be required to obtain a waiver from the lender or the lender would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral and enforcement of payment under the Company parent guarantee. Any acceleration of the repayment of the credit facilities may have a material adverse impact on the Company’s financial condition and results of operations and no

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

assurance can be given that the Company would have the financial ability to repay all of such obligations. As of and for three and six months ended June 30, 2017, the Company was in compliance with all debt covenants.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues (in thousands):
PFSweb	$68,445	$65,484	$135,805	$126,474
Business and Retail Connect	14,056	15,130	30,940	33,074
Eliminations	(4,435)	(3,415)	(9,911)	(7,268)
	$78,066	$77,199	$156,834	$152,280
Income (loss) from operations (in thousands):
PFSweb	$(1,930)	$(1,817)	$(5,907)	$(2,114)
Business and Retail Connect	360	432	893	928
	$(1,570)	$(1,385)	$(5,014)	$(1,186)
Depreciation and amortization (in thousands):
PFSweb	$3,657	$3,794	$7,556	$7,390
Business and Retail Connect	5	6	9	13
	$3,662	$3,800	$7,565	$7,403
Capital expenditures (in thousands):
PFSweb	$1,309	$5,186	$1,975	$6,553
Business and Retail Connect	—	—	—	—
	$1,309	$5,186	$1,975	$6,553

	June 30,	December 31,
	2017	2016
Assets (in thousands):
PFSweb	$147,691	$167,152
Business and Retail Connect	45,116	55,559
Eliminations	(11,541)	(11,375)
	$181,266	$211,336

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

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

The Company received municipal tax abatements in certain locations. In prior years, the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to the Company’s tax abatement. The Company disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against the Company and the timing of the related payments has not been finalized. As of June 30, 2017, the Company believes it has adequately accrued for the expected assessment.

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

Results of Operations for the Interim Periods Ended June 30, 2017 and 2016

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenue (in millions):

	For the Three Months Ended June 30,					For the Six Months Ended June 30,
				% of Net Revenues					% of Net Revenues
	2017	2016	Change	2017	2016	2017	2016	Change	2017	2016
Revenues
Service fee revenue	$54.7	$51.2	$3.5	70.1%	66.3%	$112.0	$100.5	$11.5	71.4%	66.0%
Product revenue, net	9.9	11.4	(1.5)	12.7%	14.7%	21.3	25.0	(3.7)	13.6%	16.4%
Pass-through revenue	13.4	14.7	(1.3)	17.2%	19.0%	23.6	26.8	(3.2)	15.0%	17.6%
Total net revenues	78.0	77.3	0.7	100.0%	100.0%	156.9	152.3	4.6	100.0%	100.0%
Cost of Revenues
Cost of service fee revenue (1)	36.0	34.4	1.6	65.8%	67.2%	75.6	66.7	8.9	67.5%	66.3%
Cost of product revenue (2)	9.5	10.7	(1.2)	95.6%	94.4%	20.2	23.6	(3.4)	95.1%	94.6%
Pass-through cost of revenue (3)	13.4	14.7	(1.3)	100.0%	100.0%	23.6	26.8	(3.2)	100.0%	100.0%
Total cost of revenues	58.9	59.8	(0.9)	75.5%	77.4%	119.4	117.1	2.3	76.1%	76.9%
Service fee gross profit	18.7	16.8	1.9	34.2%	32.8%	36.4	33.8	2.6	32.5%	33.7%
Product revenue gross profit	0.4	0.7	(0.3)	4.4%	5.6%	1.1	1.4	(0.3)	4.9%	5.4%
Pass-through gross profit	—	—	—	—	—	—	—	—	—	—
Total gross profit	19.1	17.5	1.6	24.5%	22.6%	37.5	35.2	2.3	23.9%	23.1%
Selling General and Administrative expenses	20.7	18.8	1.9	26.6%	24.4%	42.5	36.4	6.1	27.1%	23.9%
Loss from operations	(1.6)	(1.3)	(0.3)	(0.0)	(1.9)%	(5.0)	(1.2)	(3.8)	(3.2)%	(0.8)%
Interest expense, net	0.7	0.7	0.0	0.9%	0.8%	1.4	1.1	0.3	0.9%	0.7%
Loss before income taxes	(2.3)	(2.0)	(0.3)	(3.0)%	(2.6)%	(6.4)	(2.3)	(4.1)	(4.1)%	(1.5)%
Income tax expense, net	0.3	0.2	0.1	0.4%	0.2%	1.1	0.6	0.5	0.7%	0.4%
Net loss	$(2.6)	$(2.2)	$(0.4)	(3.4)%	(2.8)%	$(7.5)	$(2.9)	$(4.6)	(4.8)%	(1.9)%

(1)	% of net revenues represents the percent of Service fee revenue.
(2)	% of net revenues represents the percent of Product revenue, net.
(3)	% of net revenues represents the percent of Pass-through revenue.

Service Fee Revenue. The increase in service fee revenue for the three and six months ended June 30, 2017, as compared to the same periods of the prior year, was primarily due to the impact of expanded and new client relationships, including service fee revenues generated by our acquired subsidiary Conexus in June 2016, partially offset by the conclusion or reduction of operations of several client programs that were in effect during the three and six months ended June 30, 2016.

The change in service fee revenue, excluding pass-through revenue, is shown below (millions):

	Three	Six
	Months	Months
Period ended June 30, 2016	$51.2	$100.5
New service contract relationships	10.7	19.1
Change in existing client service fees	(6.2)	(5.8)
Terminated client relationships not included in 2017 revenue	(1.0)	(1.8)
Period ended June 30, 2017	$54.7	$112.0

When considering client relationships, we define an existing client to be a client from whom we earned revenue in both the current and prior period; we define a new client to be a client from whom we only earned revenue in the current period; and we define a terminated client as a client from whom we only earned revenue in the prior period. The new service contract relationships include an aggregate of approximately $0.9 million and $2.1 million of revenue applicable to Conexus in the three and six months ended June 30, 2017.  Based on current client projections, we expect the reduction in revenue from terminated client programs to be offset by service fee revenue generated in 2017 by new or expanded client opportunities. For calendar year 2017, we are currently targeting an increase in service fee revenues of approximately 5-10% as compared to the calendar year 2016 including the impact of a full year of operations from our Conexus entity versus partial year in 2016.

Product Revenue, net. Product revenue decreased $1.5 million and $3.7 million, or 12.6% and 14.9% for the three and six months ended June 30, 2017, respectively as compared to the same periods the prior year. This reduction in revenue is primarily due to the operational restructuring by Ricoh of its business, including discontinuance of certain product lines, which has resulted, and is expected to continue to result, in lower product revenue from the sale of Ricoh products. We currently expect product revenue to continue to decline and be approximately $38 million to $45 million for the calendar year 2017.

   Cost of Service Fee Revenue. Service fee gross profit as a percentage of service fees increased to 34.2% in three month period ended June 30, 2017 from 32.8% in the same period of 2016. The improved gross margin is primarily due to an increased percentage of our service fees being generated from our higher margin professional services activity, including our agency and technology services. The gross profit improvement was partially offset by the impact of several large fulfillment clients implemented subsequent to the June 2016 quarter, which operated at lower than targeted margin performance. Service fee gross profit as a percentage of service fees decreased to 32.5% in six month period ended June 30, 2017 from 33.7%  in the same period of 2016.  The decrease was primarily due to the impact of the aforementioned several large fulfillment clients implemented subsequent to the June 2016 quarter, which operated at lower than targeted margin performance. Through various initiatives, the Company is targeting to improve the financial performance of its fulfillment operations activity. We successfully exited an underperforming fulfillment client in the quarter ended June 30, 2017, as we have previously noted, while also continuing to focus on higher margin professional services engagements.

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

Cost of Product Revenue. Cost of product revenue decreased by $1.2 million, or 11.5%, in the three months ended June 30, 2017, which resulted in a gross profit margin of $0.4 million, or 4.4% of product revenue, for the three months ended June 30, 2017, compared to $0.7 million gross profit margin, or 5.6%  of product revenue, for the comparable 2016 period. Cost of product revenue decreased by $3.4 million, or $14.4% in the six months ended June 30, 2017. The resulting gross profit margin was $1.1 million, or 4.9% of product revenue, for the six months ended June 30, 2017 and $1.4 million, or 5.4% of product revenue, for the comparable 2016 period. We currently expect our product revenue gross profit margin to be approximately 5% for calendar year 2017.

  Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the three months ended June 30, 2017 and 2016 were $20.7 million and $18.8 million, respectively. As a percentage of total net revenues, SG&A expenses were 26.6% in the three months ended June 30, 2017 and 24.4% in the corresponding prior year period. The increase in SG&A in the June 2017 period is primarily due to approximately $0.6 million of incremental stock based compensation expense and approximately $0.5 million of incremental costs related to our Conexus business, which was acquired in June 2016, and as a result had a full quarter of activity in the current year and only a partial quarter of activity in the prior year. Acquisition and restructuring related expenses in the June 30, 2017 quarter were $1.1 million, including the impact of revised estimates of certain performance based contingent payments, as compared to $0.9 million in the June 30, 2016 period.

SG&A expenses for the six months ended June 30, 2017 and 2016, were $42.5 million and $36.4 million, respectively.  The June 2017 six month period includes $3.7 million of acquisition and restructuring costs, primarily including $2.2 million related to revised higher estimates of certain performance based contingent payments and $1.5 million of severance related costs.  The June 2016 six month period included approximately $0.1 million of acquisition and restructuring related costs, primarily including $1.6 million of acquisition related costs for the Conexus acquisition offset by a reduction of $1.8 million related to revised lower estimates of certain performance based contingent payments.  Excluding the impact of acquisition and restructuring related costs, SG&A was $38.7 million and $36.3 million for the six months ended June 30, 2017 and 2016, respectively. The remaining increase in the SG&A is primarily due to $1.4 million of incremental SG&A costs for the Conexus business, which we only operated for a partial period in the June 2016 period, and increased stock-based compensation of $0.4 million.

We currently expect our SG&A expenses will continue to increase in 2017, as compared to 2016 as we include a full year of expenses for Conexus, incur a full year of amortization for identifiable intangible assets acquired in our Conexus acquisition, incur incremental personnel related costs applicable to our professional services business activity, incremental incentive based cash and stock compensation, and incur additional expenditures related to our sales and marketing activities and facility costs. We expect these increases to be partially offset by cost reduction efforts in other areas as we continue to focus on overall cost control. Additionally, future adjustments in fair value estimates of our performance-based contingent payments, if any, applicable to our CrossView acquisition will continue to be reflected as increases or decreases in SG&A expense.

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

Liquidity and Capital Resources

In addition to cash income from operations before working capital changes, our operating cash flows are impacted by various factors. For each of the periods ended June 30, 2017 and 2016, our cash flows from operations were impacted primarily by decreases in our accounts payable, deferred revenue, accrued expenses and other liabilities balances in part due to decreased business activity and timing of payments to clients of customer collections as a result of reduced business volumes following the seasonally higher fourth quarter and a reduction in product revenue. These cash outflows were partially offset by a decrease in accounts receivable primarily due to decreased business activity in the June quarters as compared to the seasonably higher fourth quarter and a reduction in product revenue. We have historically received an incremental cash flow benefit related to the timing of certain cash collections received from our clients’ customers that are then later remitted to our clients.  Beginning in the September 2017 quarter, we expect this benefit to be reduced due to a modification with one of our clients regarding the timing of such remittances.

In each of the periods ended June 30, 2017 and 2016, our cash used in investing activities included cash payments for the purchase of capital expenditures, exclusive of property and equipment acquired under debt and capital lease financing, which consisted primarily of capitalized software costs and equipment purchases. The 2016 capital expenditures include leasehold improvements and other expenditures for expansion at certain of our facilities, of which, approximately $0.6 million were financed via tenant allowances that will also be amortized over the underlying lease term.  Also in the six months ended June 30, 2016, our cash used in investing activities included cash payments of $8.3 million for the acquisition of Conexus, net of cash acquired.

Aggregate net cash payments on debt were $6.6 million in the six months ended June 30, 2017 compared to aggregate net cash proceeds from debt of $15.8 million during the six months ended June 30, 2016.

Capital expenditures have historically consisted of additions to upgrade our management information systems, development of customized technology solutions to support and integrate with our service fee clients and general expansion and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures to support new contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate our total investment in upgrades and additions to facilities and information technology solutions and services for the upcoming twelve months, including costs to implement new clients, will be approximately $8 million to $10 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. To maintain our current operating cash position, a portion of these expenditures may be financed through client reimbursements, debt, operating or capital leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event we do not obtain the financial results necessary to support such investments.

During the six months ended June 30, 2017 our working capital decreased to $11.6 million from $18.6 million at December 31, 2016, primarily due to payments of long-term financing under the Company’s senior bank facility, cash used to support certain purchases of property and equipment, and the impact of performance based contingent payments.

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

Our term and revolving loan facilities described below contain both financial and non-financial covenants. To the extent we fail to comply with our debt covenants, including the financial covenant requirements, and we are not able to obtain a waiver, the lenders would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral. An acceleration of the repayment of our credit facility obligations may have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all such obligations. As of June 30, 2017, we were in compliance with all debt covenants. Further, non-renewal of any of our credit facilities may have a material adverse impact on our business and financial condition. Other than performance-based contingent payments applicable to our acquisitions, and our capital and operating lease commitments, we do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.

We receive municipal tax abatements in certain locations. In prior years, we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to our tax abatement. We disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against us and the timing of the related payments has not been finalized. As of June 30, 2017, we believe we have adequately accrued for the expected assessment.

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

PFS Financing

We have a credit agreement (“Credit Agreement”) with Regions Bank, as agent for itself, Bank of America N.A., HSBC Bank USA, National Association and one or more future lenders (the “Lenders”). Under this Credit Agreement, and subject to the terms set forth therein, the Lenders have agreed to provide a revolving loan facility for up to $32.5 million and a term loan facility for up to $30 million. Subject to the terms of the Credit Agreement, we have the ability to increase the total loan facilities to $75 million. Availability under the revolving loan facility, which was approximately $9.6 million as of June 30, 2017, may not exceed a borrowing base of eligible accounts receivable (as defined). Advances under the Credit Agreement accrue interest at a variable rate, plus an applicable margin, and have a five year maturity, with scheduled amortization payments for term loan advances. The Credit Agreement is secured by a lien on substantially all of the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the shares of certain of the Company’s foreign subsidiaries. The Credit Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum fixed charge ratio and a maximum leverage ratio.

Acquisition

On June 8, 2016, PFSweb, Inc. purchased all of the outstanding shares of Conexus, Inc. (“Conexus”), an eCommerce system integrator that provides strategic consulting, system integration, and managed services for leading businesses and technology companies. Conexus maintains primary operations in Basingstoke, Hampshire (U.K.). We paid an aggregate cash payment at closing of £5,855,000 (approximately $8.5 million as of June 8, 2016), subject to a post-closing adjustment based upon a May 31, 2016 balance sheet.

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

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). As of June 30, 2017, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the period that ended on June 30, 2017, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2017, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of Ricoh product inventory, was approximately $62.0 million. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. A non-renewal, default under or acceleration of any of our credit facilities may have a material adverse impact upon our business and financial condition. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so.

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

Sales by Supplies Distributors three customers accounted for approximately 35% of Supplies Distributors’ total product revenue for the six months ended June 30, 2017 and 5% of consolidated net revenue. The loss of one or more of such customers, or non-payment of any material amount by these or any other customer, may have a material adverse effect upon Supplies Distributors’ business, results of operations and financial condition.

Risks Related to Our Stock

Our stock price could decline if a significant number of shares become available for sale.

As of June 30, 2017, we have issued an aggregate of (i) 1,177,000 stock options outstanding to employees, directors and others with a weighted average exercise price of $7.65 per share (ii) 103,000 performance shares of common stock that may vest, subject to satisfaction of vesting conditions, over the next one to two years, (iii) 186,000 restricted stock units that may vest subject to satisfaction of vesting conditions over the next three years, and (iv) 152,000 deferred stock units to the non-employee members of our

Board of Directors under which the underlying shares will be issued upon the termination of service of the holder. The current and future issuance and/or vesting of shares of our common stock under the foregoing stock awards, performance shares and deferred stock units, sales of substantial amounts of common stock in the public market following the issuance and/or vesting of such shares, and/or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.

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

10.1*	Form of 2017 STI Company Performance Based Cash Award
10.2*	Form of 2017 STI Company Performance Based Share Award
10.3*	Form of 2017 LTI Time Based Restricted Stock Unit Award
10.4*	Form of 2017 LTI Non- Executive Time and Performance Based Restricted Stock Unit Award
10.5*	Form of 2017 LTI TSR Executive Performance Based Share Award
31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).
(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended December, 31, 2005 filed on March 31, 2006.
(3)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 13, 2007.
(4)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 2, 2008.
(5)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 14, 2009.
(6)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 2, 2010.

(7)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 18, 2013.
(8)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 19, 2015.
(9)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 30, 2015.
*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2017

PFSweb, Inc.

By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer
Chief Accounting Officer
Executive Vice President