Form 10-Q
period 2017-09-30
PFSWEB INC
filed 2017-11-09
CIK 1095315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

At November 6, 2017 there were 19,020,005 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES

Form 10-Q

September 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PFSweb, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	(Unaudited)
	September 30,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,769	$24,425
Restricted cash	215	215
Accounts receivable, net of allowance for doubtful accounts of $642 and $494 at September 30, 2017 and December 31, 2016, respectively	56,541	80,223
Inventories, net of reserves of $421 and $568 at September 30, 2017 and December 31, 2016, respectively	5,183	6,632
Other receivables	5,272	6,750
Prepaid expenses and other current assets	4,930	7,299
Total current assets	84,910	125,544
PROPERTY AND EQUIPMENT, net	26,097	30,264
IDENTIFIABLE INTANGIBLES, net	4,410	6,864
GOODWILL	46,210	46,210
OTHER ASSETS	3,733	2,454
Total assets	$165,360	$211,336
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital lease obligations	$6,648	$7,300
Trade accounts payable	28,236	59,752
Deferred revenue	5,537	7,156
Performance-based contingent payments	3,934	2,405
Accrued expenses	26,427	30,360
Total current liabilities	70,782	106,973
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	44,535	52,399
DEFERRED REVENUE, less current portion	4,555	4,127
DEFERRED RENT	5,654	4,810
PERFORMANCE-BASED CONTINGENT PAYMENTS, less current portion	—	1,678
OTHER LIABILITIES	2,547	1,066
Total liabilities	128,073	171,053

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 19,053,472 and 18,768,567 shares issued at September 30, 2017 and December 31, 2016, respectively; and 19,020,005 and 18,735,100 outstanding at September 30, 2017 and December 31, 2016, respectively	19	19
Additional paid-in capital	149,805	146,286
Accumulated deficit	(112,867)	(105,317)
Accumulated other comprehensive income (loss)	455	(580)
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	37,287	40,283
Total liabilities and shareholders’ equity	$165,360	$211,336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
REVENUES:
Service fee revenue	$54,490	$53,788	$166,455	$154,271
Product revenue, net	9,616	11,671	30,881	36,658
Pass-through revenue	13,212	14,451	36,816	41,259
Total revenues	77,318	79,910	234,152	232,188
COSTS OF REVENUES:
Cost of service fee revenue	35,719	36,903	111,280	103,547
Cost of product revenue	8,991	10,994	29,221	34,649
Cost of pass-through revenue	13,212	14,451	36,816	41,259
Total costs of revenues	57,922	62,348	177,317	179,455
Gross profit	19,396	17,562	56,835	52,733
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES, including stock based compensation of $783 and $347 for the three months ended September 30, 2017 and 2016, respectively and $2,544 and $1,743 for the nine months ended September 30, 2017 and 2016, respectively	18,229	17,568	60,682	53,926
Income (loss) from operations	1,167	(6)	(3,847)	(1,193)
INTEREST EXPENSE, net	778	714	2,125	1,807
Income (loss) from operations before income taxes	389	(720)	(5,972)	(3,000)
INCOME TAX EXPENSE, net	487	319	1,578	973
NET LOSS	$(98)	$(1,039)	$(7,550)	$(3,973)

NET LOSS PER SHARE:
Basic	$(0.01)	$(0.06)	$(0.40)	$(0.21)
Diluted	$(0.01)	$(0.06)	$(0.40)	$(0.21)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	18,995	18,699	18,868	18,552
Diluted	18,995	18,699	18,868	18,552
COMPREHENSIVE INCOME (LOSS):
Net loss	$(98)	$(1,039)	$(7,550)	$(3,973)
Foreign currency translation adjustment	228	680	1,035	976
TOTAL COMPREHENSIVE INCOME (LOSS)	$130	$(359)	$(6,515)	$(2,997)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSweb, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,550)	$(3,973)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,096	11,206
Amortization of debt issuance costs	112	109
Provision for doubtful accounts	160	16
Provision for excess and obsolete inventory	—	21
Deferred income taxes	409	57
Stock-based compensation expense	2,544	1,743
Change in performance-based contingent payments	2,209	(2,638)
Changes in operating assets and liabilities:
Accounts receivable	25,220	7,651
Inventories	1,463	2,106
Prepaid expenses, other receivables and other assets	3,752	4,843
Deferred rent	187	906
Accounts payable, deferred revenue, accrued expenses and other liabilities	(38,106)	(24,412)
Net cash provided by (used in) operating activities	1,496	(2,365)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,965)	(7,532)
Acquisitions, net of cash acquired	—	(8,320)
Net cash used in investing activities	(3,965)	(15,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	877	1,073
Taxes paid on behalf of employees for withheld shares	(256)	(1,307)
Decrease in restricted cash	—	56
Payments on performance-based contingent payments	(2,004)	(9,454)
Payments on capital lease obligations	(2,425)	(2,210)
Payments on debt, net	(324)	(384)
Borrowings (payments) on term loan	(1,688)	20,000
Borrowings on revolver	62,849	61,906
Payments on revolver	(68,173)	(58,188)
Net cash provided by (used in) financing activities	(11,144)	11,492

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,957	643

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,656)	(6,082)

CASH AND CASH EQUIVALENTS, beginning of period	24,425	21,781

CASH AND CASH EQUIVALENTS, end of period	$12,769	$15,699

SUPPLEMENTAL CASH FLOW INFORMATION
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and capital leases	$270	$3,890
Performance-based contingent payments through stock issuance	$354	$2,238

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

Basis of Presentation

The interim condensed consolidated financial statements as of September 30, 2017, and for the three and nine months ended September 30, 2017 and 2016, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are unaudited. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations promulgated by the SEC. In the opinion of management and subject to the foregoing, the unaudited interim condensed consolidated financial statements of the Company include all adjustments necessary for a fair presentation of the Company’s financial position as of September 30, 2017, its results of operations for the three and nine months ended September 30, 2017 and 2016 and its cash flows for the nine months ended September 30, 2017 and 2016. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year.

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

Deferred Revenues and Deferred Costs

The Company primarily performs its distribution services and order management customer care services under multiple-year contracts, certain of which include early termination provisions, and clients are obligated to pay for services performed. In conjunction with these long-term contracts, the Company sometimes receives start-up fees to cover its implementation costs, including certain technology infrastructure and development costs. When the Company determines that these start-up and integration activities do not meet the criteria for recognition as a separate unit of accounting, the Company defers the start-up fees received, and the related costs, and recognizes them over the expected performance period. The amortization of deferred revenue is included as a component of service fee revenue. The amortization of deferred implementation costs is included as a cost of service fee revenue. To the extent implementation costs for non-technology infrastructure and development exceed the corresponding fees received, the excess costs are expensed as incurred.

Concentration of Business and Credit Risk

No product customer nor service fee client relationship represented more than 10% of the Company’s consolidated total revenues during the nine months ended September 30, 2017. One service fee client relationship represented 10% of the Company’s consolidated total revenues during the nine months ended September 30, 2016. No client exceeded 10% of consolidated accounts receivable as of September 30, 2017. Amounts due from one client exceeded 10% of consolidated accounts receivable as of December 31, 2016.

A summary of the nonaffiliated customer and client revenue concentrations as a percentage of product revenue and service fee revenue, respectively, is as follows:

	Nine Months Ended
	September 30,
	2017	2016
Service Fee Revenue (as a percentage of total Service Fee Revenue):
Client 1	9%	10%
Product Revenue (as a percentage of total Product Revenue):
Customer 1	6%	13%
Customer 2	13%	16%
Customer 3	12%	5%

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

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

Property and Equipment

The Company’s property and equipment held under capital leases totaled approximately $3.3 million and $5.4 million, net of accumulated amortization of approximately $7.3 million and $5.1 million, at September 30, 2017 and December 31, 2016, respectively. Depreciation and amortization expense related to capital leases during the nine months ended September 30,  2017 and 2016 was $2.3 million and $2.1 million, respectively.

Income Taxes

The Company records a tax provision primarily associated with state income taxes and the majority of its international operations. The Company has recorded a valuation allowance for the majority of its domestic net deferred tax assets, which are primarily related to net operating loss carryforwards and certain foreign deferred tax assets.

Cash Paid for Interest and Taxes

The Company made payments for interest of approximately $1.9 million and $1.1 million in the nine months ended September 30, 2017 and 2016, respectively. Income taxes of approximately $1.0 million and $0.7 million were paid by the Company in the nine months ended September 30, 2017 and 2016, respectively.

Impact of Recently Issued Accounting Standards

Pronouncements Recently Adopted

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The amendment in this ASU affects all organizations that issue share-based payment awards to employees and is intended to simplify several aspects of the accounting for these awards, including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and allowing an accounting policy election to account for forfeitures as they occur. As permitted by ASU 2016-09, the Company elected to early adopt ASU 2016-09 in the quarter ended June 30, 2016 with an effective date of January 1, 2016. As a result of the adoption, the Company recognized previously unrecognized excess tax benefits of $1.9 million, which was offset by a valuation allowance in the same amount as the Company does not believe, on a more-likely-than-not basis, the net operating losses will be realized. The adoption of ASU 2016-09 resulted in a cumulative adjustment to equity, subject to a full valuation allowance, as of January 1, 2016.   Additionally, as a result of the adoption, the Company reclassified previous years taxes paid on behalf of employees for withheld shares in the condensed consolidated cash flow statements.

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. The core principle behind ASU No. 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering those goods and services. The standard creates a model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The new standard requires significantly expanded disclosures about revenue contract assets and liabilities and includes new accounting principles related to the deferral and amortization of contract acquisition and fulfillment costs. The ASU allows two methods of adoption: (a) a full retrospective approach in which the standard is applied to all periods presented, or (b) a modified retrospective approach in which the standard is applied only to the most current period presented in the financial statements. In August 2015, the FASB deferred the effective date of this standards update to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. The Company currently anticipates adopting the standard on January 1, 2018 using the modified retrospective method. The Company is assessing the new standard and analyzing the standard’s impact on the Company’s internal controls, accounting policies and financial statements and disclosures. As the Company is in the process of evaluating the impact of the standard, it has not yet quantified the impact of the adoption. However, based on the initial phase of its evaluation process, the Company has identified certain potential areas of impact. Application of the new standard requires that incremental costs of obtaining a contract (including sales commissions plus any associated fringe benefits) be recognized as an asset and expensed over the expected life of the arrangement, unless that life is less than one year. Currently the Company expenses certain of these contract acquisition costs as incurred. Additionally, the Company is assessing the expanded disclosure requirements of the new standard and whether the principal versus agent considerations would change how it presents certain revenues, primarily pass-through revenues. We are in the process of implementing related changes to our financial reporting processes and related internal controls over financial reporting.  We do not expect these changes to result in a material impact to those reporting processes or internal controls.  The Company expects to continue its evaluation and implementation processes, which will include the quantification of impact and development of policies, to facilitate adoption during the quarter ended March 31, 2018.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which modifies the accounting for leases, intending to increase transparency and comparability of organizations by requiring balance sheet presentation of leased assets and increased financial statement disclosure of leasing arrangements. ASU 2016-02 will require entities to recognize a liability for their lease obligations and a corresponding asset representing the right to use the underlying asset over the lease term. Lease obligations are to be measured at their present value and accounted for using the effective interest method. The accounting for the leased asset will differ slightly depending on whether the agreement is deemed to be a financing or operating lease. For financing leases, the leased asset is depreciated on a straight-line basis and depreciation expense is recorded separately from the interest expense in the statements of operations, resulting in higher expense in the earlier part of the lease term. For operating leases, the depreciation and interest expense components are combined, recognized evenly over the term of the lease, and presented as a reduction to operating income. ASU 2016-02 requires that assets and liabilities be presented or disclosed separately, and requires additional disclosure of certain qualitative and quantitative information related to these lease agreements. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is currently assessing the ASU’s impact on its consolidated financial statements, but does expect the adoption to have a material impact to the balance sheet through the addition of an ROU asset and corresponding lease liability.

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

Acquisition of Conexus

On June 8, 2016, PFSweb, Inc. acquired the outstanding capital stock of Conexus, an eCommerce system integrator that provides strategic consulting, system integration, and managed services for leading businesses and technology companies from its primary operations in Basingstoke, Hampshire (U.K.). The purchase price for the shares consisted of (i) an initial cash payment of £5,855,000 (approximately $8.5 million at June 8, 2016), subject to a post-closing adjustment based upon a May 31, 2016 balance sheet analysis, and (ii) up to an aggregate maximum of £1,445,000 (approximately $1.8 million at December 31, 2016), subject to Conexus achieving certain operational and financial targets during the post-closing period ending December 31, 2016 (the “Earn-out Payment”), subject to possible offsets for indemnification and other claims arising under the purchase agreement. Conexus did not achieve the operational and financial targets so the Company did not make any payments or record any liability as of September 30, 2017 or December 31, 2016 applicable to the Earn-out Payment.

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

Definite lived intangible assets acquired in the Conexus acquisition consist of (in thousands):

						Estimated
		September 30, 2017		December 31, 2016		Useful Life
	Fair Value at Acquisition	Accumulated Amortization	Net Carrying Value	Accumulated Amortization	Net Carrying Value	from Acquisition
Developed technology	$727	$(392)	$335	$(145)	$582	2.5 years
Customer relationships	1,308	(853)	455	(461)	847	4.5 years
Total definite lived identifiable intangible assets	$2,035	$(1,245)	$790	$(606)	$1,429

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

Consideration paid by the Company included an initial cash payment of $30.7 million and 553,223 unregistered shares of Company common stock (approximately $6.3 million in value as of the acquisition date). The initial cash payment was subject to adjustment based upon a post-closing balance sheet reconciliation. In addition, the purchase agreement provides for future earn-out payments (“CrossView Earn-out Payments”) payable in 2016, 2017 and 2018 based on the achievement of certain 2015, 2016 and 2017 financial targets. The CrossView Earn-out Payments have no guaranteed minimum and an aggregate maximum of $18.0 million and are subject to possible offsets for indemnification and other claims. During 2016, the Company paid an aggregate of $7.9 million in settlement of the 2015 CrossView Earn-out Payment, of which $1.6 million was paid by the issuance of 122,066 restricted shares of Company stock. During 2017, the Company paid an aggregate of $2.4 million in settlement of the 2016 CrossView Earn-out Payment, of which $0.4 million was paid by the issuance of 48,173 restricted shares of Company stock. The Company will pay 15% of any 2017 CrossView Earn-out Payment in restricted shares of Company common stock, based on its current market value at the time of issuance. As of September 30, 2017, the Company had recorded a liability of $3.9 million applicable to the estimated 2017 CrossView Earn-out Payment, which is included in performance-based contingent payments in the condensed consolidated balance sheets. The estimated performance-based contingent payment liability decreased from $4.1 million as of December 31, 2016 as a result of the payment of the 2016 CrossView Earn-out Payment partially offset by an increase in the estimated 2017 CrossView Earn-Out Payment resulting from updated CrossView financial projections for the 2017 earn-out period.

Performance-Based Contingent Payments

The following table presents the change in the acquisition related performance-based contingent payments for the periods presented (in thousands):

	2017	2016
As of January 1,	$4,083	$14,157
CrossView earn-out payments in common stock and cash	(2,358)	(7,942)
LAL and REV earn-out payments in common stock and cash	—	(3,750)
Value recorded at acquisition - Conexus	—	553
Change in fair value aggregate balances due	2,209	(2,638)
As of September 30,	$3,934	$380

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

4. GOODWILL AND IDENTIFIABLE INTANGIBLES, NET

Goodwill acquired through acquisitions is recognized as part of the PFSweb segment. The Company determined fair value using a combination of the discounted cash flow, market multiple and market capitalization valuation methods.

The following table presents the gross carrying value and accumulated amortization for identifiable intangibles (in thousands):

		September 30, 2017
	Fair Value	Accumulated	Net Carrying	Estimated Useful Life
	at Acquisition	Amortization	Value	from Acquisition
Trade names	$1,250	$(1,103)	$147	2.25 - 2.5 years
Non-compete agreements	575	(462)	113	1- 3.5 years
Leasehold	45	(45)	—	2.5 years
Customer relationships	10,287	(6,608)	3,679	1.6 - 9 years
Developed technology	1,577	(1,122)	455	2.5-3 years
Other intangibles	493	(477)	16	9 years
Total definite lived identifiable intangible assets	$14,227	$(9,817)	$4,410

Definite Lived Intangible Asset Amortization

For the three months ended September 30, 2017 and 2016, amortization expense related to acquired definite lived intangible assets was $0.8 million and $1.2 million, respectively, and for the nine months ended September 30, 2017 and 2016 amortization expense was $2.3 million and $2.9 million, respectively, which are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. The estimated amortization expense for each of the next five years is as follows (in thousands):

Remaining 2017	$760
2018	1,671
2019	750
2020	521
2021	282
2022	220

5. NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share are computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period.

The following equity awards have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive (in thousands):

	As of September 30,
	2017	2016
Stock options	1,053	1,209
Performance shares	421	273
Restricted stock units	183	-
Deferred stock units	167	104
Total	1,824	1,586

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

award, restricted stock unit, deferred stock unit, among other stock-based awards. The Company uses newly issued shares of common stock to satisfy awards under the Plan.

Total stock-based compensation expense was $0.8 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively, and $2.5 million and $1.7 million for the nine months ended September 30, 2017 and 2016, respectively, which is included as a component of selling, general and administrative expenses in the unaudited condensed consolidated statements of operations.

On March 23, 2015, the Company issued Performance-Based Share Awards (as such terms are defined in the Employee Plan) to the Company’s executives and senior management. Under the terms of these 2015 awards, the number of performance shares that each such individual received was subject to, and calculated by reference to, the achievement by the Company of a performance goal measured by a range of targeted financial performance, as defined, for 2015. Based on the Company’s 2015 financial results, the Company issued an aggregate of approximately 283,100 Performance Shares (“2015 Performance Shares”). The 2015 Performance Shares are subject to four year annual vesting based upon continued employment and the achievement of a defined annual financial target, and for certain of the performance shares, the comparative performance (on an annual and cumulative basis) of the Company’s common stock on NASDAQ compared to the Russell Micro Cap Index. The actual number of shares issued on each annual vesting date could range from zero to 100%, depending on the satisfaction of the vesting criteria. Shares that do not vest on a scheduled vesting date due to a failure to satisfy vesting criteria are forfeited and do not vest in future periods. Based upon achievement of the respective vesting criteria, 70,800 of the 2015 Performance Shares vested as of December 31, 2016. As of September 30, 2017, 113,312 of the 2015 Performance Shares did not vest and were forfeited.

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

On March 31, 2017, the Company issued Restricted Stock Units and Performance-Based Share Awards (as such terms are defined in the Employee Plan) to the Company’s executives and senior management pursuant to which such employees are eligible to receive future grants of shares of the Company’s stock subject to various vesting and/or performance criteria, including the achievement by the Company of certain performance goals measured by defined ranges of targeted financial performance for 2017 and/or future years, the achievement of certain defined total stockholder return targets using the companies in the Russell Micro Cap Index as a comparative group for 2017 and/or future years and/or continued employment through one to three year vesting dates. Assuming satisfaction of all vesting conditions and achievement of the highest performance targets, the aggregate maximum number of shares that could be awarded under these 2017 awards is approximately 692,000. Shares that do not vest on a scheduled vesting date due to a failure to satisfy vesting or performance criteria are forfeited and do not vest in future periods.

7. INVENTORY FINANCING

Supplies Distributors has a short-term credit facility with IBM Credit LLC (“IBM Credit”) to finance its purchase and distribution of Ricoh products in the United States, providing financing for eligible Ricoh inventory and certain receivables up to $13.0 million. The agreement has no stated maturity date and provides either party the ability to exit the facility following a 90-day notice. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility, which were $6.5 million and $7.3 million as of September 30, 2017 and December 31, 2016, respectively, as accounts payable in the condensed consolidated balance sheets. As of September 30, 2017, Supplies Distributors had $0.1 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. The credit facility also contains financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and is secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $2.5 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (4.75% as of September 30, 2017 and 4.25% as of December 31, 2016). The facility also includes a monthly

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

service fee. As of and for the three and nine months ended September 30, 2017, the Company was in compliance with all financial covenants.

8. DEBT AND CAPITAL LEASE OBLIGATIONS

Outstanding debt and capital lease obligations consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
U.S. Credit Agreement
Revolver	$15,500	$20,825
Term loan	27,750	29,438
Equipment loan	4,434	3,596
Debt issuance costs	(415)	(525)
Master lease agreements	3,875	6,277
Other	39	88
Total	51,183	59,699
Less current portion of long-term debt	6,648	7,300
Long-term debt, less current portion	$44,535	$52,399

U.S. Credit Agreement

In August 2015, PFSweb, Inc. and its U.S. subsidiaries entered into a credit agreement (“Credit Agreement”) with Regions Bank, as agent for itself and one or more future lenders including Bank of America N.A. and HSBC Bank USA, National Association (the “Lenders”). Under the Credit Agreement, and subject to the terms set forth therein, the Lenders have agreed to provide PFS with a revolving loan facility for up to $32.5 million and a term loan facility for up to $30 million through August 5, 2020. Subject to the terms of the Credit Agreement, PFS has the ability to increase the total loan facilities to $75 million. Availability under the revolving loan facility may not exceed a borrowing base of eligible accounts receivable (as defined). As of September 30, 2017, the Company had $11.3 million of available credit under the revolving loan facility. Advances under the revolving loan portion of the Credit Agreement are due and payable on August 5, 2020. Term loan advances amortize during the five year term of the Credit Agreement based upon scheduled percentage payments with the then remaining outstanding balance (potentially up to 65% of the amount borrowed) due on August 5, 2020. Borrowings under the Credit Agreement accrue interest at a variable rate based on prime rate or Libor, plus an applicable margin. As of September 30, 2017 and December 31, 2016, the weighted average interest rate on the revolving loan facility was 4.50% and 3.79%, respectively. As of September 30, 2017 and December 31, 2016, the weighted average interest rate on the term loan facility was 3.97% and 2.93%, respectively. In connection with the Credit Agreement, the Company paid $0.7 million of fees, which are being amortized through the life of the Credit Agreement and are reflected as a net reduction in debt. The Credit Agreement is secured by a lien on substantially all of the assets of Company and its U.S. subsidiaries and a pledge of 65% of the shares of certain of the Company’s foreign subsidiaries. The Credit Agreement contains cross default provisions, various restrictions upon the Company’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum consolidated fixed charge ratio and a maximum consolidated leverage ratio. In June 2016, PFSweb also entered into a Master Agreement with Regions Bank to provide equipment loans financing for certain capital expenditures.

Debt Covenants

To the extent the Company or any of its subsidiaries fail to comply with its covenants applicable to its debt or vendor financing obligations, including the periodic financial covenant requirements, such as profitability and cash flow, and required level of shareholders’ equity or net worth (as defined), the Company would be required to obtain a waiver from the lender or the lender would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral and enforcement of payment under the Company parent guarantee. Any acceleration of the repayment of the credit facilities may have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. As of and for three and nine months ended September 30, 2017, the Company was in compliance with all debt covenants.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues (in thousands):
PFSweb	$66,935	$67,768	$201,423	$194,239
Business and Retail Connect	14,053	15,351	44,993	48,425
Eliminations	(3,670)	(3,209)	(12,264)	(10,476)
	$77,318	$79,910	$234,152	$232,188
Income (loss) from operations (in thousands):
PFSweb	$543	$(447)	$(5,364)	$(2,516)
Business and Retail Connect	624	441	1,517	1,323
	$1,167	$(6)	$(3,847)	$(1,193)
Depreciation and amortization (in thousands):
PFSweb	$3,527	$3,797	$11,083	$11,188
Business and Retail Connect	4	6	13	18
	$3,531	$3,803	$11,096	$11,206
Capital expenditures (in thousands):
PFSweb	$1,748	$1,049	$3,965	$7,532
Business and Retail Connect	—	—	—	—
	$1,748	$1,049	$3,965	$7,532

	September 30,	December 31,
	2017	2016
Assets (in thousands):
PFSweb	$146,192	$167,152
Business and Retail Connect	31,164	55,559
Eliminations	(11,996)	(11,375)
	$165,360	$211,336

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

The Company received municipal tax abatements in certain locations. In prior years, the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to the Company’s tax abatement. The Company disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against the Company and the timing of the related payments has not been finalized. As of September 30, 2017, the Company believes it has adequately accrued for the expected assessment.

The Company is subject to claims in the ordinary course of business, including claims by terminated employees, claims relating to invoice disputes and claims of alleged infringement by the Company or its subsidiaries of the patents, trademarks and other intellectual property rights of third parties. The Company is generally required to indemnify its service fee clients against any third party claims asserted against such clients alleging infringement by the Company of the patents, trademarks and other intellectual property rights of third parties.  In the opinion of management, any liabilities resulting from these claims would not have a material adverse effect on the Company’s financial position or results of operations.

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

In general, we provide the Service Fee model through all of our subsidiaries, the Agent (or Flash) model through our PFSweb and Supplies Distributors subsidiaries and the Retail model through our Supplies Distributors subsidiary.

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

Results of Operations for the Interim Periods Ended September 30, 2017 and 2016

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenue (in millions):

	For the Three Months Ended September 30,					For the Nine Months Ended September 30,
				% of Net Revenues					% of Net Revenues
	2017	2016	Change	2017	2016	2017	2016	Change	2017	2016
Revenues
Service fee revenue	$54.5	$53.8	$0.7	70.5%	67.3%	$166.5	$154.3	$12.2	71.1%	66.4%
Product revenue, net	9.6	11.7	(2.1)	12.4%	14.6%	30.9	36.7	(5.8)	13.2%	15.8%
Pass-through revenue	13.2	14.5	(1.3)	17.1%	18.1%	36.8	41.3	(4.5)	15.7%	17.8%
Total net revenues	77.3	80.0	(2.7)	100.0%	100.0%	234.2	232.3	1.9	100.0%	100.0%
Cost of Revenues
Cost of service fee revenue (1)	35.7	36.9	(1.2)	65.6%	68.6%	111.3	103.5	7.8	66.9%	67.1%
Cost of product revenue (2)	9.0	11.0	(2.0)	93.5%	94.2%	29.2	34.6	(5.4)	94.6%	94.5%
Pass-through cost of revenue (3)	13.2	14.5	(1.3)	100.0%	100.0%	36.8	41.3	(4.5)	100.0%	100.0%
Total cost of revenues	57.9	62.4	(4.5)	74.9%	78.0%	177.3	179.4	(2.1)	75.7%	77.3%
Service fee gross profit	18.8	16.9	1.9	34.4%	31.4%	55.2	50.8	4.4	33.1%	32.9%
Product revenue gross profit	0.6	0.7	(0.1)	6.5%	5.8%	1.7	2.1	(0.4)	5.4%	5.5%
Pass-through gross profit	—	—	—	—	—	—	—	—	—	—
Total gross profit	19.4	17.6	1.8	25.1%	22.0%	56.9	52.9	4.0	24.3%	22.7%
Selling, General and Administrative expenses	18.2	17.6	0.6	23.6%	22.0%	60.7	53.9	6.8	25.9%	23.2%
Income (loss) from operations	1.2	-	1.2	0.0	(0.1)%	(3.8)	(1.0)	(2.8)	(1.6)%	(0.5)%
Interest expense, net	0.8	0.7	0.1	1.0%	0.9%	2.2	2.0	0.2	0.9%	0.8%
Income (loss) before income taxes	0.4	(0.7)	1.1	0.5%	(0.9)%	(6.0)	(3.0)	(3.0)	(2.6)%	(1.3)%
Income tax expense, net	0.5	0.3	0.2	0.6%	0.4%	1.6	1.0	0.6	0.7%	0.4%
Net loss	$(0.1)	$(1.0)	$0.9	(0.1)%	(1.3)%	$(7.6)	$(4.0)	$(3.6)	(3.2)%	(1.7)%

(1)	% of net revenues represents the percent of Service fee revenue.
(2)	% of net revenues represents the percent of Product revenue, net.
(3)	% of net revenues represents the percent of Pass-through revenue.

Service Fee Revenue. The increase in service fee revenue for the three and nine months ended September 30, 2017, as compared to the same periods of the prior year, was primarily due to the impact of new client relationships partially offset by the conclusion or reduction of operations of several client programs that were in effect during the three and nine months ended September 30, 2016.

The change in service fee revenue, excluding pass-through revenue, is shown below (millions):

	Three	Nine
	Months	Months
Period ended September 30, 2016	$53.8	$154.3
New service contract relationships	9.0	18.0
Change in existing client service fees	(1.6)	(0.2)
Terminated client relationships not included in 2017 revenue	(6.7)	(5.6)
Period ended September 30, 2017	$54.5	$166.5

When considering client relationships, we define an existing client to be a client from whom we earned revenue in both the current and prior period; we define a new client to be a client from whom we only earned revenue in the current period; and we define a terminated client as a client from whom we only earned revenue in the prior period. Based on current client projections, during 2017 we expect the reduction in revenue from terminated client programs to be more than offset by service fee revenue generated in 2017 by new or expanded client opportunities. For calendar year 2017, we are currently targeting a slight increase in service fee revenues as compared to the calendar year 2016 including the impact of a full year of operations from our Conexus entity versus partial year in 2016.

Product Revenue, net. Product revenue decreased $2.1 million and $5.8 million, or 17.6% and 15.8% for the three and nine months ended September 30, 2017, respectively as compared to the same periods the prior year. This reduction in revenue is primarily due to the operational restructuring by Ricoh of its business, including discontinuance of certain product lines, which has resulted, and is expected to continue to result, in lower product revenue from the sale of Ricoh products. We currently expect product revenue to continue to decline and be approximately $40 million to $42 million for the calendar year 2017.

Cost of Service Fee Revenue. Service fee gross profit as a percentage of service fees increased to 34.4% in three months ended September 30, 2017 from 31.4% in the same period of 2016. The improved gross margin is partially due to an increased percentage of our service fees being generated from our higher margin professional services activity, including our agency and technology services. The increase in gross profit is also due to the termination of a large fulfillment contract earlier this year that operated at a loss during the prior year period. Service fee gross profit as a percentage of service fees increased to 33.1% in nine months ended September 30, 2017 from 32.9%  in the same period of 2016.

On a full calendar year basis, we target to earn an overall average gross profit on our service fee activity of 27-32% on existing and new service fee contracts, but we have accepted, and may continue to accept, lower gross margin percentages on certain contracts depending on contract scope and other factors, including projected volumes. We are currently projecting our gross profit for calendar year 2017 to be toward the high end of the above targeted range.  As we look ahead, we are focused on continuing to increase our level of higher margin service fee activity, including our professional and technology services. Through various initiatives, the Company is also targeting to improve the financial performance of its fulfillment operations, including improving efficiencies of two other large fulfillment contracts which started in late 2016. Our service fee gross profit will continue to be impacted by the relative proportion of our infrastructure related services versus our professional services activity.

Cost of Product Revenue. Cost of product revenue decreased by $2.0 million, or 18.2%, in the three months ended September 30, 2017, which resulted in a gross profit margin of $0.6 million, or 6.5% of product revenue, for the three months ended September 30, 2017, compared to $0.7 million gross profit margin, or 5.8%  of product revenue, for the comparable 2016 period. Cost of product revenue decreased by $5.4 million, or 15.7%, in the nine months ended September 30, 2017. The resulting gross profit margin was $1.7 million, or 5.4% of product revenue, for the nine months ended September 30, 2017 and $2.1 million, or 5.5% of product revenue, for the comparable 2016 period. We currently expect our product revenue gross profit margin to be between 5% and 6% for calendar year 2017.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the three months ended September 30, 2017 and 2016 were $18.2 million and $17.6 million, respectively. As a percentage of total net revenues, SG&A expenses were 23.6% in the three months ended September 30, 2017 and 22.0% in the corresponding prior year period. The increase in SG&A in the three months ended September 2017 is primarily due to approximately $0.4 million of incremental stock based compensation expense and approximately $0.1 million of acquisition and restructuring related expenses in the three months ended September 30, 2017 compared to a benefit of $0.5 million in the three months ended September 30, 2016, partially offset by a reduction of amortization of acquisition-related intangibles of $0.4 million.

SG&A expenses for the nine months ended September 30, 2017 and 2016, were $60.7 million and $53.9 million, respectively.  The nine months ended September 2017 includes $3.9 million of acquisition and restructuring costs, primarily including $2.2 million related to revised higher estimates of certain performance-based contingent payments and $1.6 million of severance related costs.  The nine months ended September 2016 included a net benefit of approximately $0.5 million of acquisition and restructuring related costs, primarily including a $2.9 million benefit related to revised lower estimates of certain performance-based contingent payments partially offset by costs applicable to the Conexus acquisition.  Excluding the impact of acquisition and restructuring related costs, SG&A was $56.8 million and $54.4 million for the nine months ended September 30, 2017 and 2016, respectively. The remaining increase in the SG&A is primarily due to $1.1 million of incremental SG&A costs for the Conexus business, which we only operated for a partial period in the nine months ended September 2016, and an increase of $0.8 million related to stock-based compensation.

We currently expect our SG&A expenses will continue to increase in 2017, as compared to 2016 as we include a full year of expenses for Conexus, incur a full year of amortization for identifiable intangible assets acquired in our Conexus acquisition, incur incremental personnel related costs applicable to our professional services business activity, incur incremental incentive based cash and stock compensation, and incur additional expenditures related to our sales and marketing activities and facility costs. We expect these increases to be partially offset by cost reduction efforts in other areas as we continue to focus on overall cost control. Additionally, future adjustments in fair value estimates of our performance-based contingent payments, if any, applicable to our CrossView acquisition will continue to be reflected as increases or decreases in SG&A expense.

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

Liquidity and Capital Resources

In addition to cash income from operations before working capital changes, our operating cash flows are impacted by various factors. For each of the periods ended September 30, 2017 and 2016, our cash flows from operations were impacted primarily by decreases in our accounts payable, deferred revenue, accrued expenses and other liabilities balances in part due to decreased business activity and timing of payments to clients of customer collections as a result of reduced business volumes following the seasonally higher fourth quarter and a reduction in product revenue under certain contractual arrangements. These cash outflows were partially offset by a decrease in accounts receivable primarily due to decreased business activity in each of the three months ended September 30 2017 and 2016 as compared to the seasonably higher fourth quarter of both 2017 and 2016, and a reduction in product revenue. Under certain contractual client arrangements, we have historically received an incremental cash flow benefit related to the timing of certain cash collections received from our clients’ customers that were then later remitted to our clients.  Beginning in the September 2017 quarter, this benefit was reduced due to a modification with one of our clients regarding the timing of such remittances.

In each of the periods ended September 30, 2017 and 2016, our cash used in investing activities included cash payments for the purchase of capital expenditures, exclusive of property and equipment acquired under debt and capital lease financing, which consisted primarily of capitalized software costs and equipment purchases. The 2016 capital expenditures include leasehold improvements and other expenditures for expansion at certain of our facilities, of which, approximately $0.6 million were financed via tenant allowances that are being amortized over the underlying lease term.  Also in the nine months ended September 30, 2016, our cash used in investing activities included cash payments of $8.3 million for the acquisition of Conexus, net of cash acquired.

Aggregate net cash payments on debt were $7.3 million in the nine months ended September 30, 2017 compared to aggregate net cash proceeds from debt of $23.3 million during the nine months ended September 30, 2016.

Capital expenditures have historically consisted of additions to upgrade our management information systems, development of customized technology solutions to support and integrate with our service fee clients and general expansion and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures to support new contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate our total investment in upgrades and additions to facilities and information technology solutions and services for the upcoming twelve months, including costs to implement new clients, will be approximately $7 million to $10 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. To maintain our current operating cash position, a portion of these expenditures may be financed through client reimbursements, debt, operating or capital leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event we do not obtain the financial results necessary to support such investments.

During the nine months ended September 30, 2017 our working capital decreased to $14.1 million from $18.6 million at December 31, 2016, primarily due to payments of long-term financing under the Company’s senior bank facility, cash used to support certain purchases of property and equipment, and the impact of performance-based contingent payments.

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

Our term and revolving loan facilities described below contain both financial and non-financial covenants. To the extent we fail to comply with our debt covenants, including the financial covenant requirements, and we are not able to obtain a waiver, the lenders would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral. An acceleration of the repayment of our credit facility obligations may have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all such obligations. As of September 30, 2017, we were in compliance with all debt covenants. Further, non-renewal of any of our credit facilities may have a material adverse impact on our business and financial condition. Other than performance-based contingent payments applicable to our acquisitions, and our capital and operating lease commitments, we do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.

We receive municipal tax abatements in certain locations. In prior years, we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to our tax abatement. We disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against us and the timing of the related payments has not been finalized. As of September 30, 2017, we believe we have adequately accrued for the expected assessment.

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

PFS Financing

We have a credit agreement (“Credit Agreement”) with Regions Bank, as agent for itself, Bank of America N.A., HSBC Bank USA, National Association and one or more future lenders (the “Lenders”). Under this Credit Agreement, and subject to the terms set forth therein, the Lenders have agreed to provide a revolving loan facility for up to $32.5 million and a term loan facility for up to $30 million. Subject to the terms of the Credit Agreement, we have the ability to increase the total loan facilities to $75 million. Availability under the revolving loan facility, which was approximately $11.3 million as of September 30, 2017, may not exceed a borrowing base of eligible accounts receivable (as defined). Advances under the Credit Agreement accrue interest at a variable rate, plus an applicable margin, and have a five year maturity, with scheduled amortization payments for term loan advances. The Credit Agreement is secured by a lien on substantially all of the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the shares of certain of the Company’s foreign subsidiaries. The Credit Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum fixed charge ratio and a maximum leverage ratio.

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

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). As of September 30, 2017, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the period that ended on September 30, 2017, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2017, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of Ricoh product inventory, was approximately $57.7 million. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross default provisions applicable to other agreements. These covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. A non-renewal, default under or acceleration of any of our credit facilities may have a material adverse impact upon our business and financial condition. We have guaranteed most of the indebtedness of Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so.

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

The majority of our Supplies Distributors product revenue is generated by sales of product purchased under distributor agreements with Ricoh. These agreements are terminable at will and no assurance can be given that Ricoh will continue the distributor agreements with Supplies Distributors. Supplies Distributors does not have its own sales force and relies upon Ricoh’s sales force and product demand generation activities for its sale of Ricoh product. As a result of certain operational restructuring of its business and its discontinuance of certain product lines, Ricoh has implemented, and will continue to implement, certain changes in the sale and distribution of Ricoh products. The changes have resulted, and are expected to continue to result, in reduced revenues and profitability for Supplies Distributors. Further material reduction in the Ricoh business may have a material adverse effect on Supplies Distributors’ business and the termination of the Ricoh business would adversely affect our overall profitability.

Sales by Supplies Distributors to three customers accounted for approximately 31% of Supplies Distributors’ total product revenue for the nine months ended September 30, 2017 and approximately 4% of consolidated net revenue. The loss of one or more of such customers, or non-payment of any material amount by these or any other customer, may have a material adverse effect upon Supplies Distributors’ business, results of operations and financial condition.

Risks Related to Our Stock

Our stock price could decline if a significant number of shares become available for sale.

As of September 30, 2017, we have issued an aggregate of (i) 1,053,000 stock options outstanding to employees, directors and others with a weighted average exercise price of $7.87 per share (ii) 421,000 performance shares of common stock that may vest, subject to satisfaction of vesting conditions, over the next one to three years, (iii) 183,000 restricted stock units that may vest subject to satisfaction of vesting conditions over the next three years, and (iv) 167,000 deferred stock units to the non-employee members of our Board of Directors under which the underlying shares will be issued upon the termination of service of the holder. The current and future issuance and/or vesting of shares of our common stock under the foregoing stock awards, performance shares and deferred stock units, sales of substantial amounts of common stock in the public market following the issuance and/or vesting of such shares, and/or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.

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

10.1*	Sixth Amendment to Lease Agreement by and between Western B. South MS, LLC and Priority Fulfillment Services, Inc. dated August 14, 2017.
10.2*	Amendment to Lease by and between GPT Stateline Road Owner LLC and Priority Fulfillment Services, Inc. dated September 12, 2017.
31.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).
(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended December, 31, 2005 filed on March 31, 2006.
(3)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 13, 2007.
(4)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 2, 2008.
(5)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 14, 2009.
(6)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 2, 2010.
(7)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 18, 2013.
(8)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 19, 2015.
(9)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 30, 2015.
*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2017

PFSweb, Inc.

By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer
Chief Accounting Officer
Executive Vice President