Form 10-K
period 2017-12-31
PFSWEB INC
filed 2018-03-16
CIK 1095315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Registrant’s telephone number, including area code

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of June 30, 2017 (based on the closing price as reported by the National Association of Securities Dealers Automated Quotation System) was $122,904,777.

There were 19,025,218 shares of the registrant’s Common Stock outstanding as of March 9, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement for its 2018 annual meeting of shareholders, which is expected to be filed with the Securities and Exchange Commission by April 30, 2018.

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

General

PFSweb is a Global Commerce Solutions Company using integrated technologies, professional services, and a worldwide network of systems and logistics to deliver global commerce solutions. We provide our clients with best-of-breed service capabilities offered as a complete end-to-end solution or on an à la carte basis. The services we offer are organized into the following categories:

•	Strategic Commerce Consulting
•	Strategy, Design and Digital Marketing Services
•	Technology Services
•	Order Management
•	Order Fulfillment
•	Customer Care
•	Financial Services

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

We are headquartered in Allen, Texas where our executive and administrative offices and our primary technology operations and facilities are located, and certain professional services including digital agency and technology services are performed. We operate state-of-the-art call centers from our U.S. facility located in Dallas, Texas and from our international facilities located in Richmond Hill, Ontario, Canada, Liège, Belgium, and Basingstoke, U.K. We lease or manage warehouse facilities of approximately 1.7 million square feet in Memphis, Tennessee, Southaven, Mississippi, Richmond Hill, Ontario, Canada and Liège, Belgium, allowing us to provide global distribution solutions. Additionally, we engage in business development activities and provide additional digital agency services and/or technology services from our offices in Minnesota, New York, Washington, United Kingdom (“U.K.”), Bulgaria and India.

GLOBAL COMMERCE SOLUTIONS

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

Each client has a unique business model and unique strategic objectives that often require highly customized solutions. We support clients in a wide array of industries, including fashion apparel and accessories, fragrance and beauty products, consumer packaged goods (“CPG”), home furnishings and housewares, coins and collectibles, and technology products. These clients turn to PFSweb for help in addressing a variety of business needs that include strategic consulting, commerce creative design and development, customer satisfaction and retention, time-definite logistics, vendor managed inventory and integration, supply chain compression, cost model realignments, transportation management and international expansion, among others. We also act as a constructive agent of change, providing clients the ability to alter their current distribution model, establish direct relationships with end-customers, and reduce the overall time and costs associated with existing distribution channel strategies. Our clients are seeking solutions that will provide them with dynamic supply chain and multi-channel marketing efficiencies, while ultimately delivering a world-class, branded customer service experience.

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

Quickly Capitalize on Market Opportunities. Our solutions empower clients to rapidly implement their supply chain and eCommerce strategies and take advantage of opportunities without lengthy integration and implementation efforts. We have readily available advanced technology and physical infrastructure that is flexible in its design, which facilitates quick integration and implementation. The solution is designed to allow our clients to deliver consistent quality service as transaction volumes grow and also to handle daily and seasonal peak periods. Through our international locations, our clients can sell their products throughout the world.

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

Minimize Investment and Improve Operating Efficiencies. One of the most significant benefits outsourcing provides is the ability to transform fixed costs into variable costs. By eliminating the need to invest in a fixed capital infrastructure, our clients’ costs typically become more directly correlated with volume increases or declines. Further, as volume increases drive the demand for greater infrastructure or capacity, we are able to quickly deploy additional resources. We provide services to multiple clients, which enables us to offer our clients economies of scale and resulting cost efficiency that they may not have been able to obtain on their own. Additionally, because of the large number of daily transactions we process, we have been able to justify investments in levels of automation, security surveillance, quality control processes and transportation carrier interfaces that are typically outside the scale of investment that our clients might be able to cost justify on their own. These additional capabilities can provide our clients the benefits of enhanced operating performance and efficiency and expanded customer service options.

Access a Sophisticated Technology Ecosystem. We provide our clients with access to a Technology Ecosystem featuring best-of-breed eCommerce technologies together in a single, integrated, Payment Card Industry (“PCI”) certified offering. Powered by leading enterprise-class software solutions, our platform is seamlessly integrated into our back-end operations to provide an end-to-end eCommerce solution. Built to accelerate the implementation process, the Technology Ecosystem allows for flexible integrations with other technology providers and client systems.

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

Direct-to-Consumer eCommerce. Established in 2008, our End2End eCommerce® solution for the DTC technology practice was dedicated to Salesforce Commerce Cloud (formerly Demandware). Through this partnership, we have deployed one of the largest international Salesforce Commerce Cloud development teams in the world and maintain a talented team of certified developers who create world-class user experiences for some of the world's leading brands. Since 2014, we have expanded the number of platforms we support to include SAP Hybris, Oracle Commerce, IBM Watson Commerce, Magento, and Shopify Plus. We have integrated these platforms with the rest of our world-class technology platform, including other best-of-breed technology partners, to create reference applications and platform frameworks that provide our clients with very high-function, platform-specific online stores. We use reference applications and platform frameworks as a starting point to quickly create a completely customized online store for our clients.

Our comprehensive offering redefines end-to-end commerce by enabling retailers and branded consumer goods manufacturers with the ability to employ a total outsourcing solution customized to their particular Commerce strategy, without the loss of site or brand control associated with earlier end-to-end outsourcing solutions.

We believe our highest value proposition is achieved when our clients engage our full suite of services from all of the categories included in PFSweb’s End2End eCommerce® solutions. However, we provide our clients with the opportunity to customize their solution by selecting only certain services from our offering in à la carte fashion if they prefer. We believe this flexibility and willingness to create a customized solution for each client is one of the ways we believe we can differentiate ourselves from our competition.

Strategic Commerce Consulting Services

Our strategic commerce consulting practice leverages our commerce business and operational capabilities along with extensive vertical expertise to assist our clients in identifying new opportunities for channel revenue/margin growth, omni-channel alignment, digital transformation, new customer/segment acquisition, market expansion, and cost savings. We also monitor emerging technologies and trends, with an eye to measuring business impact and alignment with our clients’ end goals. With a focus on actionable strategy, we seek to optimize clients’ commerce investments while anticipating competitive opportunities and threats.

Our clients seek help navigating an increasingly complex digital landscape, lowering barriers to market for new players and an array of options for companies looking to innovate. We work closely with client stakeholders to develop strategic and prioritization frameworks that drive change while providing the ability to pivot as threats or opportunities are identified. In particular, our consultants focus on three key areas that enable clients to remain competitive while taking a leadership position: commerce ecosystem management (including omni-channel alignment), digital opportunity analysis, and a “continuous beta” operational model to roll out new capabilities and tactics in a measurable yet timely fashion.

Commerce Strategy. From identifying new markets and methods to drive higher revenue to delivering competitive and market analysis, we help clients formulate strategies and tactics that work. Our consultants look to leverage existing assets, personnel, and processes wherever possible while identifying where investment is needed. We also offer roadmaps and initiative “backlogs” prioritized for impact, including guidance on taking a phased approach. Our recommendations balance the need for achieving timely ROI against sometimes competing needs for scalability and aggressive growth.

Omni-Channel Consulting. Retail clients are concerned with increased consumer expectations for a holistic, seamless experience regardless of where or when they shop, in store or online. We offer an array of services that help retailers meet consumer expectations across the commerce lifecycle, from customer acquisition through the transaction, order fulfillment, customer service, and loyalty. In particular, we implement tools and processes to support “endless aisle” inventory access, ship-to-store and ship-from- store capabilities, buy online and return in-store, and similar delivery scenarios. Likewise, we consult with retailers on leveraging digital tools within the store environment, whether enabling sales associates to “save the sale” in-store or enhancing consumers’ overall experience.

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

Organizational/Operational Readiness. Many clients require organizational readiness consulting to ensure they can effectively utilize the platforms and tools we provide. Providing readiness consulting is crucial to driving client satisfaction and confidence when adopting commerce platforms, particularly when business users are given new capabilities and may need to adapt existing business processes. We also provide organizational design consulting, which is often implemented in a phased approach as the client’s commerce channel grows; this may include recommendations regarding which functions to outsource and which to maintain in house.

Platform Evaluation/Selection. Our strategists take the lead in helping clients evaluate and select the right commerce platforms, leveraging our expertise implementing all market-leading solutions. We assist clients through a process matching their requirements to platform capabilities, measure their operational ability to utilize the platforms under consideration, and provide total cost of ownership (TCO) analysis comparing initial and ongoing costs for everything from software licensing models to ongoing maintenance and upgrades.

Strategy, Design, and Digital Marketing Services

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

Design. We conceive and design client solutions with a deliberate focus on balancing creativity and usability. We create flagship digital experiences for global brands, offering full-service creative design and production services for a range of digital applications. Breathing creativity, insight, and expertise into design-centered initiatives we ignite growth and drive digital transformation. Our advanced customer experience design offerings include concept development, visual design, user experience design, copywriting, interactive development, and content creation.

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

Storefront Management. Through proven strategic merchandising methodologies, we create personalized shopping experiences that drive conversion and increase revenue. With specialized expertise in dynamic merchandising, we can draw on each customer’s history and intent to connect these buyers with the right products and content at the right time. Our day-to-day storefront operations include product and category setup, sorting rules definition, promotion configuration, and price adjustment. Working within predetermined guidelines, we incorporate best practices and make strategic decisions to achieve each client’s goals.

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

Technology Services

PFSweb's Technology Services builds world-class commerce websites that are designed to maximize revenue opportunities. Built by a seasoned group of professionals, we combine strategy and technology to create innovative user experiences. From high-fashion apparel to CPG, our portfolio consists of brands that accept only the highest quality shopping websites.

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

As a platform-agnostic provider, we manage dedicated commerce technology practices specializing in all of the leading enterprise platforms to enable our clients’ growth. Our expertise spans across the five major eCommerce platforms, including: Salesforce Commerce Cloud, SAP Hybris, Oracle Commerce, IBM Watson Commerce, Magento, and Shopify Plus. Our staff is ready to build custom commerce solutions on any of these platforms for our clients on a global basis. We employ a proven development methodology, led by a highly-qualified team of solutions architects, web developers, project managers, and quality assurance (“QA”) testers. When paired with our Strategic Commerce Consulting Services and our design / user experience (“UX”) and digital marketing services, we can provide an entire suite of services that spans strategy, creative, project management, web development, and quality assurance.

Commerce Development. Our technology services practice partners and actively works with each commerce platform provider to ensure we are delivering quality services for our joint clients. We also work to achieve higher-level partner status with each provider to demonstrate our expertise and experience for each practice.

Managed Services. The right people, processes, and tools are essential to maintaining a high-performance commerce environment. PFSweb’s Managed Services delivers all three elements integrated into an array of services to optimize, manage, and protect commerce technology. Our work doesn't stop when we launch a commerce site. Our Managed Services team provides real-time management and monitoring to ensure our clients’ sites are always operating at peak performance. We provide Level 1/2/3 technical, business, and solutions support for optimal issue management. Our team of technologists manage day-to-day commerce operations and monitor technology continuously with best-in-class tools and practices. The result is a high performing, stable commerce infrastructure always available, always operating at peak performance. Our automation tools facilitate fast, accurate code deployment – whether applying a software patch or launching new code. We have the expertise and automation to identify and remediate issues even before events occur.

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

Order Management

Our Oracle-based, custom, Order Management System (“OMS”), is a scalable solution built for DTC and B2B and order processing. We also offer a distributed order management solution utilizing the Kibo software that is tightly integrated with our internal OMS. This solution provides retailers with a complete technology solution for integrating both online and offline channels. Our order management technology solutions provide interfaces that allow for real-time information retrieval, including information on inventory, sales orders, shipments, delivery, purchase orders, warehouse receipts, customer history, accounts receivable and credit lines. These solutions are seamlessly integrated with our web-enabled customer contact centers, allowing for the processing of orders through shopping cart, phone, fax, mail, email, web chat, and other order receipt methods. As the information backbone for our total supply chain solution, order management services can be used on a stand-alone basis or in conjunction with our other business infrastructure offerings, including customer contact, financial or distribution services. In addition, for the B2B market, our technology platform provides a variety of order receipt methods that facilitate commerce within various stages of the supply chain. Our systems provide the ability for both our clients and their customers to track the status of orders at any time. Our services are transparent to our clients’ customers and are seamlessly integrated with our clients’ internal system platforms and web sites. By synchronizing these activities, we can capture and provide critical customer information, including:

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

Technology Collaboration. We have created a suite of technology services that enable buyers and suppliers to fully automate their business transactions within their supply chain using the order management interfaces. Our collaboration technologies operate in an open systems environment and feature the use of industry-standard Extensible Markup Language (“XML”) and Service-Oriented Architecture (“SOA”) web services, enabling customized eCommerce solutions with minimal changes to a client’s systems or our systems. The result is a faster implementation process. We also support information exchange methods, such as Applicability Statement 2 (“AS2”), Secure File Transfer Protocol (“SFTP”), Electronic Data Interchange (“EDI”), Message Queue Series (“MQ Series”), Application Link Enabling (“ALE”), and Representational State Transfer / Simple Object Access Protocol (“REST/SOAP”) over Hyper Text Transfer Protocol Secure (“HTTPS”).

Information Management. We have the ability to communicate with and transfer information to and from our clients through a wide variety of technology services, including real-time web service enabled data interfaces, file transfer methods and electronic data interchange. Our systems are designed to capture, store and electronically forward to our clients critical information regarding customer inquiries and orders, product shipments, inventory status (for example, levels of inventory on hand, on backorder, on purchase order and inventory due dates to our warehouse), product returns and other information. Our systems are capable of providing our clients with customer inventory and order information for use in analyzing sales and marketing trends and introducing new products. We also offer customized reports and data analyses based upon specific client needs to assist them in their budgeting.

Order Fulfillment

We design advanced pick-pack-ship operations that streamline our clients’ supply chain process and offer a flexible fulfillment distribution model. Our fulfillment team understands the value of the delivery experience by specializing in creating branded solutions with gift wrap, product personalization, and other branded services. Our distribution centers are located in the Memphis, Tennessee area, Toronto, Canada and Liege, Belgium to provide centrally located fulfillment throughout North America and Europe.

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

Our distribution facilities contain computerized sortation equipment, flexible mobile pick-to-light carts, powered material handling equipment, scanning and bar-coding systems. Our distribution facilities include several advanced technology enhancements, such as radio frequency technology in product receiving processing to ensure accuracy, as well as an automated package routing and a pick-to-light paperless order fulfillment system. Our advanced distribution systems provide us with the capability to warehouse an extensive number of stock keeping units (“SKUs”), ranging from large high-end electronics to small cosmetic compacts. Our facilities are flexibly configured to process B2B and DTC orders from the same central location.

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

Facility Operations and Management. Our facilities management service offering includes distribution facility design and optimization, business process reengineering and ongoing staffing and management. Along with our multi-brand operations in Mississippi and Tennessee, we also manage a dedicated DTC client facility on behalf of a major retailer. Our expertise in supply chain management, logistics and customer-centric fulfillment operations can provide our clients with cost reductions, process improvements and technology-driven efficiencies.

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

Customer Care

Our internal contact center operations are focused on providing essential services such as order entry, returns authorization, product inquiry, and order tracking. These operations also include our iCommerce Agent (“iCA”), a customizable web-based application featuring powerful customer service tools for accessing all required customer information. Our unique multi-lingual capabilities are possible through our strategically placed locations in Texas, Belgium, U.K., and Canada.

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

Customer Assistance. An important feature of evolving commerce is the ability for the customer to communicate with a live customer service representative. Our experience has been that many consumers tell us they visited a web location for information, but not all of those consumers chose to place their order online. Our customer care services utilize features that integrate voice, e-mail, standard mail, and live chat communications to respond to and handle customer inquiries. Our customer care representatives answer various questions, acting as virtual representatives of our clients’ organization, regarding order status, shipping, billing, returns and product information and availability as well as a variety of other questions. We utilize technology that allows us to route each customer contact automatically to the appropriate customer care representative who is individually trained in the clients’ business and products.

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

Competition

We face competition from many different sources depending upon the type and range of services requested by a potential client. Many other companies offer one or more of the same services we provide on an individual basis. For operations services, our competitors include vertical outsourcers, which are companies that offer a single function solution. We compete with transportation logistics providers, known in the industry as 3PL’s and 4PL’s (third or fourth party logistics providers), who offer product management functions as an ancillary service to their primary transportation services. For professional services, we compete against Global Commerce Service Providers, who perform various services similar to our solution offerings. Additionally, we see competition from digital agencies providing creative, commerce strategy and system integration services. In many instances, PFSweb competes with the in-house operations of our potential clients. Occasionally, the operations departments of potential clients believe they can perform the same services we do, at similar quality levels and costs, while others are reluctant to outsource business functions that involve direct customer contact. We cannot be certain we will be able to compete successfully against these or other competitors in the future.

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

Competitive Landscape

Global Commerce Service Providers. We compete with companies that provide a global solution for digital strategy services and commerce implementation such as Accenture Digital, Deloitte Digital, Capgemini and SapientRazorfish.

End-to-end Commerce. In North America, we compete with full service commerce providers such as Trade Global and OneStop, as well as other providers such as BrandShop and Newgistics. In the European market, we compete with companies such as Arvato, Yoox and other geographically focused providers in Western Europe.

Design and Digital Marketing Services. We compete with a wide range of digital agency firms, including Fluid, Huge, AKQA, and Digitas LBI.

Technology Services. Globally, we compete with a wide range of technology services providers or systems integrators, including providers such as Astound Commerce, OSF, Optaros, Gorilla Group, Object Edge, and Lyons CG.

Operations. We compete with eCommerce focused order fulfillment providers such as Radial and GEODIS (formerly OHL), as well as, depending on the client’s retail and/or supply chain strategy, Excel Logistics, UPS Logistics, and other “pure-play” fulfillment or call center providers.

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

Procter & Gamble (consumer packaged goods), L’Oréal (health & beauty), T.J. Maxx (apparel and home fashion), Canada Goose (outdoor apparel), Roots Canada Ltd. (apparel), Ricoh (printer supplies), Xerox (printers and printer supplies), Pandora (jewelry), Charlotte Russe (fashion), among many others.

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

Employees

As of December 31, 2017, we had approximately 2,550 employees, of which approximately 1,600 were located in the United States. We have never suffered an interruption of business as a result of a labor dispute. We consider our relationship with our employees to be good. In the U.S., Canada and India, we are not a party to any collective bargaining agreements and while our European subsidiaries are not a party to a collective-bargaining agreement, certain of them are required to comply with certain rules agreed upon by their employee Works Councils.

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

Internet Access to Reports

We maintain a website, www.corporate.pfsweb.com, for Investor Relations. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K (and amendments, if any, to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934) are made available, free of charge, through the investor relations section of this website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The information on this website is not incorporated in this report.

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

As of December 31, 2017, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of Ricoh product inventory for a client, was approximately $54.4 million. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross-default provisions applicable to other agreements. Certain of these covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. A non-renewal, default under or acceleration of any of our credit facilities may have a material adverse impact upon our business and financial condition. We have guaranteed most of the indebtedness of our subsidiary Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so.

Our business and future growth depend on our continued access to bank and commercial financing.

Our business and future growth currently depend on our ability to access bank, vendor and commercial lines of credit. We currently depend on line of credit facilities provided by various banks and commercial lenders that provided for an aggregate of up to approximately $77.5 million in available financing as of December 31, 2017. These lines of credit currently mature at dates through August 2020 and are secured by substantially all our assets. Our ability to renew our lines of credit depends upon various factors, including the availability of bank loans and commercial credit in general, as well as our financial condition and prospects. Therefore, we cannot guarantee that these credit facilities will continue to be available beyond their current maturities on reasonable terms or at all. Our inability to renew or replace our credit facilities or find alternative financing would have a material adverse affect on our business, financial condition, operating results and cash flow.

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

Our expenses could be adversely impacted by increases in healthcare costs.

We provide healthcare benefits to our employees. Increased costs of providing such benefits, including potential impact from modifications to healthcare legislation and related regulations, could materially impact our future healthcare costs, which would adversely affect our results and cash flow.

Our business is susceptible to risks associated with international operations.

Outside of the United States, we currently maintain distribution facilities, call centers, technology centers, administrative offices and/or have sales personnel in Belgium, Canada, India, Bulgaria and U.K., and we currently intend to expand our international operations. We cannot assure you we will be successful in expanding in these or any additional international markets. In addition, we may face competition from companies that may have more experience with operations in these countries or with international operations generally. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. In addition to the uncertainty regarding our ability to generate revenue or profits from foreign operations and expand our international presence, there are risks inherent in doing business internationally that we have not generally faced in our U.S. operations, including:

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

Our financial results may be negatively impacted by impairment in the carrying value of our goodwill.

Goodwill represented approximately 25% of our total assets as of December 31, 2017. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. We are required to test goodwill for impairment annually and when factors or indicators become apparent that could reduce the fair value of any of our reporting units below its book value. Such factors requiring an interim test for impairment include financial performance indicators, such as negative or declining cash flows or a decline in actual or planned revenue or earnings, and a sustained decrease in share price. A significant downward revision in the fair value of one or more of our business units that causes the carrying value to exceed the fair value could cause goodwill to be considered impaired, and could result in a non-cash impairment charge in our consolidated statement of operations.

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

Data security laws are becoming more stringent in the United States and abroad. Third parties are engaging in increased cyber-attacks against companies doing business on the internet and individuals are increasingly subjected to identity and credit card theft on the internet. If third parties or unauthorized employees are able to penetrate our network security or otherwise misappropriate our customers’ or our clients’ customers’ personal information or credit card information, or if we give third parties or our employees’ improper access to customers’ personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, as well as claims for other misuses of personal information, including unauthorized marketing purposes. Liability for misappropriation of this information could decrease our profitability and adversely affect our business. In such circumstances, we also could be liable for failing to provide timely notice of a data security breach affecting certain types of personal information. In addition, the Federal Trade Commission and state agencies have brought numerous enforcement actions against internet companies for alleged deficiencies in those companies’ privacy and data security practices, and they may continue to bring such actions. We could incur additional expenses if new regulations regarding the collection, use or storage of personal information are introduced or if government agencies investigate our privacy or security practices.

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

On October 6, 2015, the Court of Justice of the European Union (“CJEU”) invalidated the long–standing U.S.-EU Safe Harbor Framework, which previously established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area (“the EEA”) to the U.S. The EU Parliament approved General Data Protection Regulation (GDPR (Regulation (EU) 2016/679) on April 14, 2016. This regulation replaces the Data Protection Directive 95/46/EC and is designed to harmonize data privacy across EU members and protect the privacy of EU citizens. In light of the CJEU decision, we are reviewing our business practices and may find it necessary or desirable to make changes to our handling of personal data to comply with new requirements under applicable European law. We may be unsuccessful in establishing legitimate means for our transfer and receipt of personal data from the EEA or otherwise responding to the CJEU decision or new European requirements, and we may experience reluctance or refusal by current or prospective European customers to use our services. We may be required to assume additional liabilities or incur additional costs, and our business, operating results and financial condition may be materially adversely affected. Because of the uncertainty arising from the CJEU decision, we may face a risk of enforcement actions by data protection authorities in the EEA. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.

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

The majority of our Supplies Distributors product revenue is generated by sales of product purchased under distributor agreements with Ricoh Company Limited and Ricoh USA, Inc., a strategic business unit within the Ricoh Family Group of Companies (collectively hereafter referred to as “Ricoh”). These agreements are terminable at will and no assurance can be given that Ricoh will continue the distributor agreements with Supplies Distributors. Supplies Distributors does not have its own sales force and relies upon Ricoh’s sales force and product demand generation activities for its sale of Ricoh product. As a result of certain operational restructuring of its business and its discontinuance of certain product lines, Ricoh has implemented, and will continue to implement, certain changes in the sale and distribution of Ricoh products. The changes have resulted, and are expected to continue to result, in reduced revenues and profitability for Supplies Distributors. Further material reduction in the Ricoh business may have a material adverse effect on Supplies Distributors’ business and the termination of the Ricoh business would adversely affect our overall profitability.

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

Risks Related to Our Stock and/or Stockholders

Institutional shareholders hold a significant amount of our common stock and these shareholders may have conflicts of interests with the interests of our other shareholders.

As of December 31, 2017, institutional investors (including transcosmos, Inc., our largest shareholder) own or control approximately 84% of the voting power of our common stock. The interests of these shareholders may differ from our other shareholders in material respects. This concentration of voting power of our common stock may make it difficult for our other shareholders to approve or defeat matters that may be submitted for action by our shareholders, including the election of directors and amendments to our Certificate of Incorporation or Bylaws. This also may have the effect of deterring, delaying, or preventing a change in control, even when such a change in control could benefit our other shareholders. These shareholders may have the power to exert significant influence over our affairs in ways that may be adverse to the interests of our other shareholders.

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

The current and future issuance and/or vesting of shares of our common stock under our outstanding and future stock options, stock awards, performance shares and deferred stock units, sales of substantial amounts of common stock in the public market following the issuance and/or vesting of such shares, and/or the perception that future sales of these shares could occur, could reduce the market price of our common stock and make it more difficult to sell equity securities in the future.

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

Actions of activist shareholders could be disruptive and potentially costly, and the possibility that activist shareholders may seek changes that conflict with our strategic direction could cause uncertainty about the strategic direction of our business.

Activist investors may attempt to effect changes in our strategic direction or our business objectives, or to acquire control or Board representation to advocate corporate actions such as financial restructuring, stock repurchases or sales of assets or the entire company. Activist campaigns that contest or conflict with our strategic direction could have an adverse effect on our results of operations and financial conditions, as responding to proxy contests and other actions by activist shareholders can disrupt our operations, be costly and time consuming and divert the attention of our Board and senior management from the pursuit of business strategies. These types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters are located in Allen, Texas, a Dallas suburb. In the U.S., we operate a distribution facility in Memphis, Tennessee, with aggregate space of more than 440,000 square feet. We also operate four additional distribution facilities totaling an aggregate of approximately 1,000,000 square feet in Southaven, Mississippi. These facilities are located approximately ten miles from the Memphis International Airport.

Internationally, we operate a distribution complex in Liège, Belgium with approximately 200,000 square feet, and distribution operations in Ontario, Canada with approximately 95,000 square feet. We also operate facilities in Bangalore, India, London, U.K., Basingstoke, U.K. and Sofia, Bulgaria, each of which provide primarily technology development and administrative support.

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

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

For information regarding the securities authorized for issuance under our equity compensation plans, refer to “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in Part III, Item 12 of this report.

Common Stock

Our common stock is listed, and currently trades, on the NASDAQ Capital Market under the symbol “PFSW.” The following table sets forth for the periods indicated the high and low sale price for the common stock as reported by NASDAQ:

	Price
	High	Low
Year Ended December 31, 2016
First Quarter	$13.99	$9.95
Second Quarter	$15.87	$9.05
Third Quarter	$11.21	$8.90
Fourth Quarter	$9.60	$6.71

Year Ended December 31, 2017
First Quarter	$8.69	$6.28
Second Quarter	$8.28	$5.83
Third Quarter	$8.40	$7.21
Fourth Quarter	$8.88	$5.90

As of March 9, 2018, there were 109 record holders of the common stock.

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

Comparative Stock Performance

The graph below matches our cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the Russell 2000 index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2012 to 12/31/2017.

	12/12	12/13	12/14	12/15	12/16	12/17

PFSweb Inc.	100.00	318.25	444.21	451.58	298.25	260.70
NASDAQ Composite	100.00	141.63	162.09	173.33	187.19	242.29
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Consolidated Financial Data

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

	Years Ended December 31,
	2017	2016	2015	2014	2013
REVENUES:
Service fee revenue	$233,580	$226,165	$182,175	$134,385	$112,977
Product revenue, net	40,663	48,695	58,659	75,284	90,982
Pass-through revenue	52,582	59,783	47,435	37,379	37,644
Total revenues	326,825	334,643	288,269	247,048	241,603
COSTS OF REVENUES:
Cost of service fee revenue	155,160	155,513	123,574	94,858	77,160
Cost of product revenue	38,504	45,883	55,587	71,019	85,237
Cost of pass-through revenue	52,582	59,783	47,435	37,379	37,644
Total costs of revenues	246,246	261,179	226,596	203,256	200,041
Gross profit	80,579	73,464	61,673	43,792	41,562
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	79,981	76,304	66,280	47,658	46,235
Income (loss) from operations	598	(2,840)	(4,607)	(3,866)	(4,673)
INTEREST EXPENSE, net	2,738	2,323	1,757	813	679
Loss from operations before income taxes	(2,140)	(5,163)	(6,364)	(4,679)	(5,352)
INCOME TAX EXPENSE (BENEFIT)	1,824	2,367	1,497	(53)	539
NET LOSS	$(3,964)	$(7,530)	$(7,861)	$(4,626)	$(5,891)

NET LOSS PER SHARE:
Basic and diluted	$(0.21)	$(0.41)	$(0.45)	$(0.28)	$(0.39)

Weighted average shares outstanding:
Basic and diluted	18,933	18,542	17,608	16,737	14,957

Balance Sheet Data:
Total assets	$185,787	$211,336	$191,290	$140,746	$132,036
Short-term debt	9,460	7,300	3,153	6,850	8,231
Long-term debt	37,866	52,399	32,238	4,062	2,876
Shareholders' equity	41,297	40,283	43,758	40,105	40,925

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

We believe the following discussion and analysis provides information that is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K. This Management’s Discussion and Analysis will help you understand:

•	The impact of forward-looking statements;
•	Key transactions and events during 2016 and 2015;
•	Our financial structure, including our historical financial presentation;
•	Our results of operations for the previous three years, as well as certain projections for the future;
•	Certain aspects of our relationships with our subsidiaries;
•	Our liquidity and capital resources;
•	The impact of recently issued accounting standards on our financial statements; and
•	Our critical accounting policies and estimates.

Forward-Looking Information

We have made forward-looking statements in this Report on Form 10-K. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “seek,” “strive,” “believe,” “expect,” “anticipate,” “predict,” “potential,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “target,” “project” and “estimate” or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to the Risk Factors set forth above or elsewhere in this Report on Form 10-K, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:

•	our ability to retain and expand relationships with existing clients and attract and implement new clients;
•	our reliance on the fees generated by the transaction volume, product sales and technology and agency projects and support of our clients;
•	our reliance on our clients’ projections or transaction volume or product sales;
•	our dependency upon our agreements with International Business Machines Corporation (“IBM”) and Ricoh;
•	our dependency upon our agreements with our major clients;
•	our client mix, their business volumes and the seasonality of their business;
•	our ability to finalize pending client and customer contracts;
•	the impact of strategic alliances and acquisitions;
•	trends in e-commerce, outsourcing, government regulation, both foreign and domestic, and the market for our services;
•	whether we can continue and manage growth;
•	increased competition;
•	our ability to generate more revenue and achieve sustainable profitability;
•	effects of changes in profit margins;
•	the customer and supplier concentration of our business;
•	our reliance on third-party providers and other subcontracted services;
•	the unknown effects of possible system failures and rapid changes in technology;
•	foreign currency risks and other risks of operating in foreign countries;
•	potential litigation;
•	our dependency upon key personnel;
•	our ability to attract and retain seasonal and temporary workers;

•	the impact of new accounting standards and changes in existing accounting rules or the interpretations of those rules;
•	our ability to raise additional capital or obtain additional financing;
•	our ability, and the ability of our subsidiaries, to borrow under current financing arrangements and maintain compliance with debt covenants;
•	our relationship with, and our guarantees of, certain of the liabilities and indebtedness of our subsidiaries; and
•	taxation on the sale of our products and provision of our services.

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

Key Transactions and Events

We were impacted by the following key transactions and events in 2015 and 2016 that affect comparability of our results to 2017 and other periods:

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

Service Fee Model. We refer to our standard seller services financial model as the Service Fee model. In this model, our clients own the inventory and are the merchants of record and engage us to provide various infrastructure, technology and digital agency services in support of their business operations. We derive our service fee revenues from a broad range of service offerings that include digital agency and marketing, eCommerce technologies, system integration, order management, customer care, logistics and fulfillment, financial management and professional consulting. We offer our services as an integrated solution, which enables our clients to outsource their complete ecommerce needs to a single source and to focus on their core competencies, though clients are also able to select individual or groupings of our various service offerings on an à la carte basis. We support clients in a wide array of industries, including fashion apparel and accessories, fragrance and beauty products, CPG, home furnishings and housewares, coins and collectibles, and technology products.

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

2018 Update – Subsequent to December 31, 2017, the Company continued with its reorganization efforts to migrate from its current operating segments into two new operating segments, Professional Services and PFS Operations. As a result, we expect to report a change in our operating segments during 2018.

Results of Operations

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenue (in millions).

			Change		% of Net Revenues					Change		% of Net Revenues
	2017	2016	$	%	2017		2016		2015	$	%	2015
Revenues
Service fee revenue	$233.6	$226.2	$7.4	3.3%	71.5%		67.6%		$182.2	$44.0	24.1%	63.2%
Product revenue, net	40.7	48.7	(8.0)	(16.5)%	12.4%		14.6%		58.7	(10.0)	(17.0)%	20.4%
Pass-through revenue	52.6	59.8	(7.2)	(12.0)%	16.1%		17.8%		47.4	12.4	26.0%	16.4%
Total revenues	326.9	334.7	(7.8)	(2.3)%	100.0%		100.0%		288.3	46.4	16.1%	100.0%
Cost of Revenues
Cost of service fee revenue	155.2	155.5	(0.3)	(0.2)%	66.4%	(1)	68.8%	(1)	123.6	31.9	25.8%	67.8%	(1)
Cost of product revenue	38.5	45.9	(7.4)	(16.1)%	94.7%	(2)	94.2%	(2)	55.6	(9.7)	(17.5)%	94.8%	(2)
Pass-through cost of revenue	52.6	59.8	(7.2)	(12.0)%	100.0%	(3)	100.0%	(3)	47.4	12.4	26.0%	100.0%	(3)
Total cost of revenues	246.3	261.2	(14.9)	(5.7)%	75.3%		78.0%		226.6	34.6	15.3%	78.6%
Service fee gross profit	78.4	70.7	7.7	11.0%	33.6%	(1)	31.2%	(1)	58.6	12.1	20.6%	32.2%	(1)
Product revenue gross profit	2.2	2.8	(0.6)	(23.2)%	5.3%	(2)	5.8%	(2)	3.1	(0.3)	(8.5)%	5.2%	(2)
Pass-through gross profit	—	—	—	—	—	(3)	—	(3)	—	—	—	—	(3)
Total gross profit	80.6	73.5	7.1	9.7%	24.7%		22.0%		61.7	11.8	19.1%	21.4%
Selling General and Administrative expenses	80.0	76.3	3.7	4.8%	24.5%		22.8%		66.3	10.0	(15.1)%	23.0%
Income (loss) from operations	0.6	(2.8)	3.4	(121.1)%	0.2%		(0.8)%		(4.6)	1.8	38.4%	(1.6)%
Interest expense, net	2.7	2.3	0.4	17.9%	0.8%		0.7%		1.8	0.5	(32.2)%	0.6%
Loss from operations before income taxes	(2.1)	(5.1)	3.0	(58.6)%	(0.7)%		(1.5)%		(6.4)	1.3	18.9%	(2.2)%
Income tax expense, net	1.8	2.4	(0.6)	(22.9)%	0.6%		0.7%		1.5	0.9	(58.1)%	0.5%
	$(3.9)	$(7.5)	$3.6	(47.4)%	(1.2)%		(2.3)%		$(7.9)	$0.4	4.2%	(2.7)%
(1)	Represents the percent of Service fee revenue.
(2)	Represents the percent of Product revenue, net.
(3)	Represents the percent of Pass-through revenue.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Service fee revenue. Service fee revenue increased $7.4 million, or 3.3%, in 2017 as compared to 2016. The increase in service fee revenue in 2017 as compared to 2016 was primarily due to the impact of expanded and new client relationships, partially offset by the conclusion or reduction of operations of certain client programs during 2017.

The change in service fee revenue, excluding pass-through revenue, is shown below ($ millions):

Period ended December 31, 2016	$226.2
New service contract relationships	16.0
Change in existing client relationships and terminated client relationships not included in 2017 revenue	(8.6)
Period ended December 31, 2017	$233.6

When considering client relationships, we define an existing client to be a client from whom we earned revenue in both the current and prior year; we define a new client to be a client from whom we only earned revenue in the current year; and we define a terminated client as a client from whom we only earned revenue in the prior year.

Product revenue, net. Product revenue decreased $8.0 million, or 16.5%, in 2017 as compared to 2016. This reduction in revenue was primarily due to the operational restructuring by Ricoh of its business, including discontinuance of certain product lines, which has resulted, and is expected to continue to result, in lower product revenue from the sale of Ricoh products.

Cost of Service Fee Revenue. Service fee gross profit as a percentage of service fees increased to 33.6% in 2017 from 31.2% in 2016. In 2016, we incurred incremental facility, labor and other costs to support the setup and launch of new client relationships, in particular, for certain of these new clients whose unique business models led to unanticipated operational requirements requiring remediation to the solutions while also supporting the clients’ seasonal peak. During 2017, we terminated our relationships with certain lower margin clients and were able to increase profit on other clients acquired in 2016.

Cost of Product Revenue. Cost of product revenue decreased by $7.4 million, or 16.1%, to $38.5 million in 2017 as compared to 2016. The decrease is directly attributable to the decrease in product revenue. The resulting gross profit margin was $2.2 million, or 5.3% of product revenue, for the year ended December 31, 2017 and $2.8 million, or 5.8% of product revenue, for 2016.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses were $80.0 million, or 24.5% of total revenues in 2017 and $76.3 million, or 22.8% of total revenues in 2016. The increase in the SG&A expense and percentage is primarily due to an increase in payroll-related expenses, including increases in incentive-based cash and stock compensation, and an increase in acquisition-related, restructuring and other costs.

Income Taxes. During 2017, we recorded a tax provision comprised primarily of $1.1 million related to the majority of our international operations, $0.6 million related to state income taxes, and $0.1 million associated with the tax amortization of goodwill relation to our CrossView acquisition. A valuation allowance has been provided for the majority of our domestic net deferred tax assets, which are primarily related to our net operating loss carryforwards, and for certain foreign deferred tax assets.

On December 22, 2017, the US Government enacted the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”). The Tax Reform Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. As of December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Tax Reform Act; however, in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No.118, Income Tax Account Implications of the Tax Cuts and Job Act (SAB118), we have made reasonable estimates when possible.

We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Tax Reform Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount related to the remeasurement of our deferred tax balance was $12.1 million that was mostly offset by a change in the valuation allowance except for a $0.6 million benefit that was recorded to our income statement related to tax amortization of goodwill. The one-time transition tax is based on our total post-1986 earnings and profits (E&P) that we previously deferred from US income taxes. We have not yet completed our calculation of the total post-1986 E&P for these foreign subsidiaries. However, based on our estimate we believe there is a net deficit E&P and, therefore, have not recorded any liabilities related to this tax.

The preliminary net tax effects recorded may differ in the future due to changes in the interpretations of the Tax Reform Act, legislative action, and changes to estimates we have utilized to calculate the tax impact. We expect to finalize the tax analysis related to the Tax Reform Act with the filing of our tax return and record any differences between the final and provisional amounts in the 2018 fourth quarter at that time, if any.

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

 Supplies Distributors and its Subsidiaries

We conduct a portion of our Retail business model operations through Supplies Distributors, which act as a distributor/reseller of various Ricoh and other products. We conduct these services through transaction management services agreements under which PFS provides transaction management and fulfillment services to Supplies Distributors. In addition, we have also provided Supplies Distributors with a subordinated loan that, as of December 31, 2017, had an outstanding balance of $2.5 million.

Supplies Distributors paid us dividends of $1.7 million, $1.1 million and $0.9 million in 2017, 2016 and 2015, respectively, which eliminate in consolidation. Supplies Distributors has received lender approval to pay dividends of approximately $1.7 million in 2018, provided that no distribution may be made if, after giving effect thereto, Supplies Distributors or its subsidiaries would be in noncompliance with its financial covenants under its current facilities.

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

Our cash position decreased in 2017 primarily from using cash generated from operations to make capital expenditures, payments for acquisition-related contingencies, and to service debt obligations.

Cash Flows from Operating Activities

During 2017, cash income from operations before working capital changes was $14.7 million, compared to $11.2 million in 2016 and $12.0 in 2015. In addition, we received cash flow benefits due to decreases in accounts receivable, prepaid expenses, other receivables and other assets, as well as inventories, the latter decrease caused by the reduction of our Ricoh related product revenue business. The above cash proceeds were partially offset by increases in accounts payable, deferred revenue, accrued expenses and other liabilities.

Cash Flows from Investing Activities

Cash used in investing activities included capital expenditures of $4.7 million, $8.7 million and $4.5 million in the years ended December 31, 2017, 2016 and 2015, respectively, exclusive of property and equipment acquired under debt and capital lease financing, which consisted primarily of capitalized software costs and equipment purchases.

Capital expenditures have historically consisted of additions to upgrade our management information systems, development of customized technology solutions to support and integrate with our service fee clients and general expansion and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures to support new contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate our total investment in upgrades and additions to facilities and information technology solutions and services for the upcoming twelve months, including costs to implement new clients, will be approximately $7.0 million to $10.0 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. To maintain our current operating cash position, a portion of these expenditures may be financed through client reimbursements, debt, operating or capital leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event that we do not obtain the financing results necessary to support such investments.

In 2016 and 2015, cash flows from investing activities included initial cash payments for acquisitions, net of cash acquired, of $8.4 million in 2016 for Conexus, and $31.6 million in 2015 for Moda and CrossView.

Cash Flows from Financing Activities

During 2017, cash used in financing activities was $14.7 million, primarily related to repayments on our debt and capital lease obligations and performance-based contingent payments, partially offset by borrowings under our revolving loan. In each of the years 2016 and 2015, cash flows from financing activities of $7.0 million and $18.6 million, respectively, were primarily due to proceeds from issuance of debt, net of debt and capital lease payments and performance-based contingent payments related to our recent acquisitions.

Payments made in relation to performance-based contingent payments were $2.0 million paid in 2017 for CrossView 2016 performance-based contingent payments, $9.5 million paid in 2016 for REV Solutions, Inc. and REVTECH Solutions India Private Limited (collectively “REV”), LiveAreaLabs, Inc. (“LAL”) and CrossView 2015 performance-based contingent payments and $2.0 million paid in 2015 for REV and LAL 2014 performance-based contingent payments.

Working Capital

During 2017, our working capital decreased to $13.7 million from $18.6 million at December 31, 2016, primarily driven by (i) $11.5 million net reduction of long-term debt, (ii) $3.0 million reduction of capital lease obligations, and (iii) $4.7 million used to purchase property and equipment, offset by income from operations before working capital changes.

Inventory Financing

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

In January 2018, Supplies Distributors entered into Amendment No. 19 to the IBM Credit Facility. The Amended IBM Credit Facility adjusts the minimum borrowing under the facility from $13.0 million to $11.0 million and lowers the minimum PFS Subordinated Note receivable PFSweb is required to maintain from $2.5 million to $1.0 million.

Debt and Capital Lease Obligations

U.S. Credit Agreement. In August 2015, we entered into a new credit agreement (“Credit Agreement”) with Regions Bank, as agent for itself, Bank of America N.A., HSBC Bank USA, National Association and one or more future lenders (the “Lenders”). Under this Credit Agreement, and subject to the terms set forth therein, the Lenders have agreed to provide a revolving loan facility for up to $32.5 million and a term loan facility for up to $30 million. Subject to the terms of the Credit Agreement, we have the ability to increase the total loan facilities to $75 million. Availability under the revolving loan facility, which was approximately $19.3 million as of December 31, 2017, may not exceed a borrowing base of eligible accounts receivable (as defined). Advances under the Credit Agreement accrue interest at a variable rate, plus an applicable margin, and have a five year maturity, with scheduled amortization payments for term loan advances. The Credit Agreement is secured by a lien on substantially all of the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the shares of certain of the Company’s foreign subsidiaries. The Credit Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum fixed charge ratio and a maximum leverage ratio. In June 2016, PFSweb also entered into a Master Agreement with Regions Bank to provide equipment loans financing for certain capital expenditures.

Master Lease Agreements. The Company has various agreements that provide for leasing or financing transactions of equipment and other assets and will continue to enter into such arrangements as needed to finance the purchasing or leasing of certain equipment or other assets. Borrowings under these agreements, which generally have terms of three to five years, are generally secured by the related equipment, and in certain cases, by a Company parent guarantee.

Other than performance-based contingent payments applicable to our CrossView acquisition, and our capital and operating lease commitments, we do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.

Debt Covenants / Restricted Net Assets

Certain of our credit facilities contain various financial and non-financial covenants, including covenants that restrict our ability to incur additional indebtedness, create or permit liens on assets, engage in mergers or consolidations, and place restrictions on the transfer of assets or the payment of dividends between us and our subsidiaries. At December 31, 2017 and 2016, we had restricted net assets of approximately $63.3 million and $71.6 million, respectively.

To the extent we fail to comply with our debt covenants, including the financial covenant requirements and we are not able to obtain a waiver, the lenders would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral. An acceleration of the repayment of our credit facility obligations may have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all such obligations. As of December 31, 2017, we were in compliance with all debt covenants. Further, non-renewal of any of our credit facilities may have a material adverse impact on our business and financial condition.

Contractual Obligations

The following is a schedule of our total contractual cash obligations, which is comprised of debt, performance-based contingent payments, operating leases and capital leases (including interest), as of December 31, 2017 (in millions):

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Contractual Obligations
Debt	$44,423	$4,075	$39,117	$1,231	$—
Capital lease obligations	3,032	2,256	776	—	—
Performance-based contingent payments	3,967	3,967	—	—	—
Operating leases	58,760	10,217	18,898	15,757	13,888
Total	$110,182	$20,515	$58,791	$16,988	$13,888

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Impact of Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, As Amended (“ASU 2014-09”), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, provides companies with a single revenue recognition model for recognizing revenue from contracts with customers and significantly expands the disclosure requirements for revenue arrangements. The new standard, as amended, will be effective for the Company for interim and annual reporting periods beginning on January 1, 2018. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application with disclosure of results under the new and old standards for the first year of adoption.

The Company will adopt the standard as of January 1, 2018, using the modified retrospective transition method. Under the modified retrospective transition method, the Company will calculate and record the cumulative effect of adopting the new standard at January 1, 2018 for all open contracts, in the Company’s Quarterly Report on Form 10-Q for the first quarter of 2018.

Based on its evaluation process, the Company has identified certain potential areas of impact. Application of the new standard requires that incremental costs of obtaining a contract (including sales commissions plus any associated fringe benefits) be recognized as an asset and expensed over the expected life of the arrangement. Currently the Company expenses certain contract acquisition costs as incurred. Under the new standard the Company will defer incremental commission costs to obtain a contract and amortize those costs over the period of benefit. ASU 2014-09 allows, as a policy election, sales commissions related to contracts less than one year to be expensed as incurred instead of capitalized, as a practical expedient. The Company has elected this practical expedient. Therefore, only commissions related to contracts greater than one year will be capitalized.

Additionally, the Company has reviewed the way it manages volume tiered discounts and penalties. Currently, revenue adjustments are recorded as discounts or penalties when incurred. Under ASU 2014-09, these items will be treated as variable consideration and good faith estimates will be made up front, which will have the impact of reducing some of the revenue. Variable consideration will be reassessed quarterly.

Contract modifications under prior guidance were handled as modifications, if the adjustment was for additional hours on time and materials contracts, which were adjusted and charged as work is performed monthly. Under ASU 2014-09, we will continue to account for large scope changes with significant additional distinct services with related price increases that reflect our stand-alone selling price of the scope change as separate contracts.  ASU 2014-09 allows, as a transition practical expedient, for contracts modified prior to the beginning of the earliest reporting period presented under the new standard (January 1, 2018 for the Company), an entity can reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented under the new standard when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price to the satisfied and unsatisfied performance obligations for the modified contract at transition. We are electing this practical expedient.

Based on contracts in process at December 31, 2017, the Company expects to record, upon adoption of ASU 2014-09, a net cumulative adjustment to shareholders’ equity not to exceed $1.0 million. The adjustment to retained earnings primarily relates to the modification of the amortization of implementation related deferred revenues and costs. Sales commissions were not a material amount for open contracts at December 31, 2017 and, therefore, will not have an impact at adoption.

The Company will make certain presentation changes on its consolidated balance sheet to comply with the new standard.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently assessing the ASU’s impact on our consolidated financial statements, but do expect the adoption to have a material impact to the balance sheet through the addition of an ROU asset and corresponding lease liability.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force” (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Certain issues addressed in this guidance include - debt payments or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investments and beneficial interests in securitization transactions. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. ASU 2016-15 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, ASU 2017-01 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017, and interim periods within those annual periods. ASU 2017-01 is not expected to have a material impact on the Company’s consolidated financial statements.

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

On May 10, 2017, the FASB issued ASU No. 2017-09, “Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting,” (“ASU 2017-09”) clarifying when a change to the terms or conditions of a stock-based payment award must be accounted for as a modification. ASU 2017-09 requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. ASU 2017-09 is effective for the Company on a prospective basis beginning on January 1, 2018. ASU 2017-09 is not expected to have an impact on the Company’s consolidated financial statements as it is not the Company’s practice to change either the terms or conditions of stock-based payment awards once they are granted.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our business, operating results and financial condition. We evaluate our estimates and assumptions on an ongoing basis. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances. All of our significant accounting policies are disclosed in the notes to our consolidated financial statements.

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

Inventory Reserves

Inventories (merchandise, held for resale, all of which are finished goods) are stated at the lower of weighted average cost and net realizable value. Supplies Distributors and its subsidiaries assume responsibility for slow-moving inventory under certain distributor agreements, subject to certain termination rights, but have the right to return product rendered obsolete by engineering changes, as defined. We review inventories for impairment on a periodic basis, but at a minimum, annually. Recoverability of the inventory on hand is measured by comparisons of the carrying value to the fair value of the inventory. This requires us to record provisions and maintain reserves for excess or obsolete inventory. If write-downs of inventories are necessary, the cost basis of that inventory is adjusted. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand and market conditions. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. We believe our reserves are adequate to cover anticipated losses under current conditions; however, significant or unanticipated changes to our estimates and forecasts, either adverse or positive, could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required.

Stock Compensation

We utilize our Employee Stock and Incentive Plan (the “Employee Plan”) to help attract, retain and incentivize qualified executives, key employees and non-employee directors to increase our shareholder value and help build and sustain growth. The Employee Plan provides for the granting of incentive awards in a variety of forms, such as the award of an option, stock appreciation right, restricted stock award, restricted stock unit, deferred stock unit, among other stock-based awards.

Compensation cost is measured based on the grant date fair value of the award. Depending on the conditions associated with the vesting of the award, compensation cost is recognized on a straight-line or graded basis, net of estimated forfeitures, over the requisite service period of each award.

We estimate the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model. For certain of the awards that have a market condition, we estimate the compensation cost using a Monte-Carlo simulation. The estimated fair value for awards involves assumptions for expected dividend yield, stock price volatility, risk-free interest rates and the expected life of the award.

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

Interest Rate Risk

Our interest rate risk relates to the outstanding balances on our inventory and working capital financing agreements and credit agreement which amounted to $51.3 million at December 31, 2017. A 100 basis point movement in interest rates would result in approximately $0.5 million annualized increase or decrease in interest expense based on the outstanding balance of these agreements at December 31, 2017.

Foreign Exchange Risk

Currently, our foreign currency exchange rate risk is primarily limited to the Canadian Dollar, the Euro, the British Pound and the Indian Rupee. In the future, our foreign currency exchange risk may also include other currencies applicable to certain of our international operations. We may, from time to time, employ derivative financial instruments to manage our exposure to fluctuations in foreign currency rates. To hedge our net investment and intercompany payable or receivable balances in foreign operations, we may enter into forward currency exchange contracts. No derivative instruments or forward currency exchange contracts were entered into during 2017, 2016 or 2015.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

PFSweb, Inc.

505 Millennium Dr.

Allen, TX 75013

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PFSweb, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules listed in Item 15(a)(1) of this annual report on Form 10-K (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2015.

Dallas, Texas

March 16, 2018

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31

(In thousands, except share data)

	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,078	$24,425
Restricted cash	214	215
Accounts receivable, net of allowance for doubtful accounts of $373 and $494 at December 31, 2017 and December 31, 2016, respectively	72,062	80,223
Inventories, net of reserves of $342 and $568 at December 31, 2017 and December 31, 2016, respectively	5,326	6,632
Other receivables	5,366	6,750
Prepaid expenses and other current assets	6,633	7,299
Total current assets	108,679	125,544
PROPERTY AND EQUIPMENT, net	24,178	30,264
IDENTIFIABLE INTANGIBLES, net	3,371	6,864
GOODWILL	45,698	46,210
OTHER ASSETS	3,861	2,454
Total assets	$185,787	$211,336
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$45,070	$59,752
Accrued expenses	29,074	30,360
Current portion of long-term debt and capital lease obligations	9,460	7,300
Deferred revenue	7,405	7,156
Performance-based contingent payments	3,967	2,405
Total current liabilities	94,976	106,973
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	37,866	52,399
DEFERRED REVENUE, less current portion	4,034	4,127
DEFERRED RENT	5,464	4,810
PERFORMANCE-BASED CONTINGENT PAYMENTS, less current portion	—	1,678
OTHER LIABILITIES	2,150	1,066
Total liabilities	144,490	171,053

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 19,058,685 and 18,768,567 shares issued at December 31, 2017 and December 31, 2016, respectively; and 19,025,218 and 18,735,100 outstanding at December 31, 2017 and December 31, 2016, respectively	19	19
Additional paid-in capital	150,614	146,286
Accumulated deficit	(109,281)	(105,317)
Accumulated other comprehensive income (loss)	70	(580)
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	41,297	40,283
Total liabilities and shareholders’ equity	$185,787	$211,336

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31

(In thousands, except per share data)

	2017	2016	2015
REVENUES:
Service fee revenue	$233,580	$226,165	$182,175
Product revenue, net	40,663	48,695	58,659
Pass-through revenue	52,582	59,783	47,435
Total revenues	326,825	334,643	288,269
COSTS OF REVENUES:
Cost of service fee revenue	155,160	155,513	123,574
Cost of product revenue	38,504	45,883	55,587
Cost of pass-through revenue	52,582	59,783	47,435
Total costs of revenues	246,246	261,179	226,596
Gross profit	80,579	73,464	61,673
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	79,981	76,304	66,280
Income (loss) from operations	598	(2,840)	(4,607)
INTEREST EXPENSE, net	2,738	2,323	1,757
Loss from operations before income taxes	(2,140)	(5,163)	(6,364)
INCOME TAX EXPENSE	1,824	2,367	1,497
NET LOSS	$(3,964)	$(7,530)	$(7,861)

NET LOSS PER SHARE:
Basic and diluted	$(0.21)	$(0.41)	$(0.45)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic and diluted	18,933	18,542	17,608
COMPREHENSIVE LOSS:
Net loss	$(3,964)	$(7,530)	$(7,861)
Foreign currency translation adjustment, net of taxes	650	(284)	(978)
TOTAL COMPREHENSIVE LOSS	$(3,314)	$(7,814)	$(8,839)

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity

Balance, December 31, 2014	17,047,093	$17	$129,457	$(89,926)	$682	33,467	$(125)	$40,105
Net loss	—	—	—	(7,861)	—	—	—	(7,861)
Stock-based compensation expense	—	—	4,637	—	—	—	—	4,637
Exercise of stock options	382,893	—	1,483	—	—	—	—	1,483
Issuance of restricted stock	109,486	—	—	—	—	—	—	—
Tax withholding on restricted stock	—	—	(646)	—	—	—	—	(646)
Shares issued related to acquisitions	596,746	1	6,842	—	—	—	—	6,843
Non-cash compensation expense	—	—	175	—	—	—	—	175
Foreign currency translation adjustment, net of taxes	—	—	—	—	(978)	—	—	(978)
Balance, December 31, 2015	18,136,218	18	141,948	(97,787)	(296)	33,467	(125)	43,758
Net loss	—	—	—	(7,530)	—	—	—	(7,530)
Stock-based compensation expense	—	—	2,111	—	—	—	—	2,111
Exercise of stock options	250,256	1	1,203	—	—	—	—	1,204
Issuance of restricted stock	210,076	—	—	—	—	—	—	—
Tax withholding on restricted stock	—	—	(1,307)	—	—	—	—	(1,307)
Shares issued related to acquisitions	172,017	—	2,331	—	—	—	—	2,331
Foreign currency translation adjustment, net of taxes	—	—	—	—	(284)	—	—	(284)
Balance, December 31, 2016	18,768,567	19	146,286	(105,317)	(580)	33,467	(125)	40,283
Net loss	—	—	—	(3,964)	—	—	—	(3,964)
Stock-based compensation expense	—	—	3,333	—	—	—	—	3,333
Exercise of stock options	168,823	—	770	—	—	—	—	770
Issuance of restricted stock	73,122	—	—					—
Tax withholding on restricted stock	—	—	(256)					(256)
Non-cash compensation expense	—	—	128					128
Shares issued related to acquisitions	48,173	—	353	—	—	—	—	353
Foreign currency translation adjustment, net of taxes	—	—	—	—	650	—	—	650
Balance, December 31, 2017	19,058,685	$19	$150,614	$(109,281)	$70	33,467	$(125)	$41,297

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

(In thousands)

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,964)	$(7,530)	$(7,861)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,899	15,377	14,831
Amortization of debt issuance costs	149	146	52
Provision for doubtful accounts	(26)	4	187
Provision for excess and obsolete inventory	58	57	93
Loss on disposition of fixed assets	159	219	—
Deferred income taxes	(274)	823	58
Stock-based compensation expense	3,333	2,111	4,637
Non-cash compensation expense	128	—	175
Changes in operating assets and liabilities:
Accounts receivable	10,595	(8,931)	(5,632)
Inventories	1,266	2,578	1,070
Prepaid expenses, other receivables and other assets	2,036	424	(824)
Deferred rent	(14)	887	(542)
Accounts payable, deferred revenue, accrued expenses and other liabilities	(17,294)	7,101	16,427
Net cash provided by operating activities	11,051	13,266	22,671

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,652)	(8,713)	(4,489)
Proceeds from sale of property and equipment	65	—	—
Acquisitions, net of cash acquired	—	(8,359)	(31,619)
Net cash used in investing activities	(4,587)	(17,072)	(36,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	770	1,203	1,483
Taxes paid on behalf of employees for withheld shares	(256)	(1,307)	(646)
Decrease in restricted cash	2	60	383
Payments on performance-based contingent payments	(2,004)	(9,454)	(2,043)
Payments on capital lease obligations	(3,064)	(2,981)	(2,417)
Payments on term loan	(2,438)	(563)	—
Borrowings on term loan	—	20,000	10,000
Payments on revolving loan	(97,846)	(83,553)	(35,083)
Borrowings on revolving loan	89,989	84,280	54,366
Payments on other debt	(1,219)	(686)	(117,785)
Borrowings on other debt	1,353	—	111,022
Debt issuance costs	—	—	(723)
Net cash (used in) provided by financing activities	(14,713)	6,999	18,557

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	2,902	(549)	(1,467)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,347)	2,644	3,653

CASH AND CASH EQUIVALENTS, beginning of period	24,425	21,781	18,128

CASH AND CASH EQUIVALENTS, end of period	$19,078	$24,425	$21,781
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	2,131	1,669	1,367
Cash paid for interest	2,496	1,753	975
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and capital leases	$374	$6,793	$4,649
Performance-based contingent payments through stock issuance	$353	$2,238	$6,600

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

The majority of Supplies Distributors’ revenue is generated by its sale of product purchased from Ricoh. Under the distributor agreements, which are subject to periodic renewals, Ricoh sells product to Supplies Distributors and reimburses Supplies Distributors for certain freight costs, direct costs incurred in passing on any price decreases offered by Ricoh to Supplies Distributors or its customers to cover price protection and certain special bids, the cost of products provided to replace defective product returned by customers and other certain expenses, as defined. Supplies Distributors can return to Ricoh product rendered obsolete by Ricoh engineering changes after customer demand ends. Ricoh determines when a product is obsolete. Ricoh and Supplies Distributors also have agreements under which Ricoh reimburses or collects from Supplies Distributors amounts calculated in certain inventory cost adjustments. Supplies Distributors passes through to customers marketing programs specified by Ricoh and administers such programs according to Ricoh guidelines.

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

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

The Company evaluates its contractual arrangements to determine whether or not they include multiple service elements. Revenue recognition is determined for the separate service elements of the contract in accordance with the requirements of Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” A deliverable constitutes a separate unit of accounting when it has standalone value and there are no return rights or other contingencies present for the delivered elements. The Company allocates revenue to each element based on estimated selling price. Each of the Company’s client contracts, and the related services, is unique, with individual needs and criteria customized for each client. Each client engagement is scoped and priced separately and as such the Company is not able to establish vendor specific objective evidence of fair value for its services, nor is third-party evidence available to establish stand-alone selling prices. Accordingly, the Company uses management’s best estimate of selling price for the deliverables. The Company establishes its estimates considering internal factors, such as margin objectives, pricing practices and controls, as well as market conditions, such as competitor pricing strategies.

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

The Company’s billings for reimbursement of out-of-pocket expenses, including travel and certain third-party vendor expenses, such as shipping and handling costs and telecommunication charges, are included in pass-through revenue. The related reimbursable costs are reflected as cost of pass-through revenue.

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

Deferred Revenues and Deferred Costs

The Company primarily performs its distribution services, order management, customer care and certain other services under multiple year contracts, certain of which include early termination provisions, and clients are obligated to pay for services performed. In conjunction with these long-term contracts, the Company sometimes receives start-up fees to cover its implementation costs, including certain technology infrastructure and development costs. When the Company determines that these start-up and integration activities do not meet the criteria for recognition as a separate unit of accounting, the Company defers the start-up fees received, and the related costs, and recognizes them over the expected performance period. The amortization of deferred revenue is included as a component of service fee revenue. The amortization of deferred implementation costs is included as a cost of service fee revenue. To the extent implementation costs for non-technology infrastructure and development exceed the corresponding fees received, the excess costs are expensed as incurred.

Current and non-current deferred implementation costs, excluding technology and development costs, are a component of prepaid expenses and other current assets and other assets, respectively.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Concentration of Business and Credit Risk

During 2017 and 2016, no product customer or service fee client relationships represented more than 10% of the Company’s consolidated total net revenues. During 2015, one service fee client relationship, the United States Mint, represented approximately 11%, or $31.2 million, of the Company’s consolidated total net revenues. As of December 31, 2017, no client exceeded 10% of the Company’s total accounts receivable. As of December 31, 2016, one client exceeded 10% of the Company’s consolidated accounts receivable.

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

Other Receivables

Other receivables primarily include amounts due from Ricoh for costs incurred by the Company under the distributor agreements and value added tax receivables.

Inventories

Inventories (all of which are finished goods) are stated at the lower of weighted average cost and net realizable value. The Company establishes inventory reserves based upon estimates of declines in values due to inventories that are slow moving or obsolete, excess levels of inventory or values assessed at lower than cost.

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

Property and Equipment

The Company makes judgments and estimates in conjunction with the carrying value of property and equipment, including amounts to be capitalized, depreciation and amortization methods and useful lives. Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Capitalized implementation costs are depreciated over the respective client expected performance period. Leasehold improvements are amortized over the shorter of the useful life of the related asset or the remaining lease term.

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

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

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

Definite-Lived Intangible Assets

 The Company’s definite-lived intangible assets are primarily comprised of non-compete agreements, trade names, customer relationships and developed technology.

Definite-lived intangible assets are amortized over their estimated useful life and only tested for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the carrying amount of the asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The impairment loss to be recorded would be the excess of the asset’s carrying value over its fair value. Fair value is determined using a discounted cash flow analysis or other valuation technique.

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

ASU Topic 350: Testing Goodwill for Impairment (“ASU Topic 350”) permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying a two-step goodwill impairment test. This qualified assessment is referred to as “Step 0.” When performing Step 0, an entity evaluates relevant events and circumstances, including but not limited to, macroeconomic conditions, industry and market conditions, overall financial performance, reporting unit specific events and entity specific events. If, after completing Step 0, an entity concludes that it is not likely that the fair value of the reporting unit is less than its carrying amount, it would not be required to perform a two-step impairment test for that reporting unit.

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

Foreign Currency Translation and Transactions

The functional currency of each of the Company’s foreign subsidiaries is local currency. Assets and liabilities are translated at exchange rates in effect at the end of the period, and income and expense items are translated at the average exchange rates on a monthly basis. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income in the consolidated statements of shareholders’ equity.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company includes currency gains and losses on short-term intercompany advances in the determination of net income and loss. The Company reports gains and losses on intercompany foreign currency transactions that are of a long-term investment nature as a component of accumulated other comprehensive income in the consolidated statements of shareholders’ equity.

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

The carrying value of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, debt and capital lease obligations, approximate their fair values at December 31, 2017 and 2016 based on short terms to maturity or current market prices and interest rates or observable inputs such as quoted prices in active markets.

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

Impact of Recently Issued Accounting Standards

Pronouncements Recently Adopted

In July 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”), which modifies existing requirements regarding measuring inventory at the lower of cost and market. Under existing standards, the market amount requires consideration of replacement cost, net realizable value (“NRV”), and NRV less an approximately normal profit margin. ASU 2015-11 replaces market with NRV, defined as

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. This standard is effective for the Company prospectively beginning January 1, 2017. Adoption of ASU 2015-11 did not have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. ASU 2015-17 is effective beginning on January 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. Adoption of ASU 2015-17 did not have a material impact on the Company’s consolidated financial statements.

Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, As Amended (“ASU 2014-09”), which will replace numerous requirements in U.S. GAAP, including industry-specific requirements, provides companies with a single revenue recognition model for recognizing revenue from contracts with customers and significantly expands the disclosure requirements for revenue arrangements. The new standard, as amended, will be effective for the Company for interim and annual reporting periods beginning on January 1, 2018. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application with disclosure of results under the new and old standards for the first year of adoption.

The Company will adopt the standard as of January 1, 2018, using the modified retrospective transition method. Under the modified retrospective transition method, the Company will calculate and record the cumulative effect of adopting the new standard at January 1, 2018 for all open contracts, in the Company’s Quarterly Report on Form 10-Q for the first quarter of 2018.

Based on its evaluation process, the Company has identified certain potential areas of impact. Application of the new standard requires that incremental costs of obtaining a contract (including sales commissions plus any associated fringe benefits) be recognized as an asset and expensed over the expected life of the arrangement. Currently the Company expenses certain contract acquisition costs as incurred. Under the new standard the Company will defer incremental commission costs to obtain a contract and amortize those costs over the period of benefit. ASU 2014-09 allows, as a policy election, sales commissions related to contracts less than one year to be expensed as incurred instead of capitalized, as a practical expedient. The Company has elected this practical expedient. Therefore, only commissions related to contracts greater than one year will be capitalized.

Additionally, the Company has reviewed the way it manages volume tiered discounts and penalties. Currently, revenue adjustments are recorded as discounts or penalties when incurred. Under ASU 2014-09, these items will be treated as variable consideration and good faith estimates will be made up front, which will have the impact of reducing some of the revenue. Variable consideration will be reassessed quarterly.

Contract modifications under prior guidance were handled as modifications, if the adjustment was for additional hours on time and materials contracts, which were adjusted and charged as work is performed monthly. Under ASU 2014-09, we will continue to account for large scope changes with significant additional distinct services with related price increases that reflect our stand-alone selling price of the scope change as separate contracts.  ASU 2014-09 allows, as a transition practical expedient, for contracts modified prior to the beginning of the earliest reporting period presented under the new standard (January 1, 2018 for the Company), an entity can reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented under the new standard when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price to the satisfied and unsatisfied performance obligations for the modified contract at transition. We are electing this practical expedient.

Based on contracts in process at December 31, 2017, the Company expects to record, upon adoption of ASU 2014-09, a net cumulative adjustment to shareholders’ equity not to exceed $1.0 million. The adjustment to retained earnings primarily relates to the modification of the amortization of implementation related deferred revenues and costs. Sales commissions were not a material amount for open contracts at December 31, 2017 and, therefore, will not have an impact at adoption.

The Company will make certain presentation changes on its consolidated balance sheet to comply with the new standard.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently assessing the impact of ASU 2016-02 on its consolidated financial statements, but does expect the adoption to have a material impact to the balance sheet through the addition of an ROU asset and corresponding lease liability.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force” (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Certain issues addressed in this guidance include - debt payments or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investments and beneficial interests in securitization transactions. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. ASU 2016-15 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, ASU 2017-01 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017, and interim periods within those annual periods. ASU 2017-01 is not expected to have a material impact on the Company’s consolidated financial statements.

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

On May 10, 2017, the FASB issued ASU No. 2017-09, “Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), clarifying when a change to the terms or conditions of a stock-based payment award must be accounted for as a modification. ASU 2017-09 requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. ASU 2017-09 is effective for the Company on a prospective basis beginning on January 1, 2018. ASU 2017-09 is not expected to have an impact on the Company’s consolidated financial statements as it is not the Company’s practice to change either the terms or conditions of stock-based payment awards once they are granted.

3. Acquisitions

Acquisition of Conexus

On June 8, 2016, PFSweb, Inc. acquired the outstanding capital stock of Conexus, an eCommerce system integrator that provides strategic consulting, system integration, and managed services for leading businesses and technology companies through its primary operations in Basingstoke, Hampshire, U.K. The purchase price for the shares consisted of (i) an initial cash payment of £5,855,000 (approximately $8.5 million as of the acquisition date), subject to a post-closing adjustment based upon a May 31, 2016 balance sheet analysis, and (ii) up to an aggregate maximum of £1,445,000 (approximately $1.8 million at December 31, 2016), subject to Conexus achieving certain operational and financial targets during the post-closing period ending December 31, 2016 (the “Earn-out Payment”), subject to possible offsets for indemnification and other claims arising under the purchase agreement. Conexus did not achieve the operational and financial targets so the Company did not make any payments or record any liability as of December 31, 2017 or December 31, 2016 applicable to the Earn-out Payment.

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

Consideration paid by the Company included an initial cash payment of $30.7 million and 553,223 unregistered shares of Company common stock (approximately $6.3 million in value as of the acquisition date). The initial cash payment was subject to adjustment based upon a post-closing balance sheet reconciliation. In addition, the purchase agreement provides for future earn-out payments (“CrossView Earn-out Payments”) payable in 2016, 2017 and 2018 based on the achievement of certain 2015, 2016 and 2017 financial targets. The CrossView Earn-out Payments have no guaranteed minimum and an aggregate maximum of $18.0 million and are subject to possible offsets for indemnification and other claims. During 2016, the Company paid an aggregate of $7.9 million in settlement of the 2015 CrossView Earn-out Payments, of which, $1.6 million was paid by the issuance of 122,066 restricted shares of Company stock. During 2017, the Company paid an aggregate of $2.4 million in settlement of the 2016 CrossView Earn-out Payments, of which $0.4 million was paid by the issuance of 48,173 restricted shares of Company stock. The Company will pay 15% of any 2017 CrossView Earn-out Payments in restricted shares of Company common stock, based on its current market value at the time of issuance. As of December 31, 2017 and 2016, the Company had recorded a liability of $4.0 million and $4.1 million, respectively, applicable to the estimated CrossView Earn-out Payments, which is included in performance-based contingent payments in the consolidated balance sheets. The estimated performance-based contingent payment liability decreased from $4.1 million as of December 31, 2016 as a result of the payment of the 2016 CrossView Earn-out Payments partially offset by an increase in the estimated 2017 CrossView Earn-out Payments resulting from updated CrossView financial projections for the 2017 earn-out period.

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

Acquisition of Moda

On June 11, 2015, PFSweb, Inc. acquired the outstanding capital stock of Moda, an eCommerce system integrator and consultancy that provides unique digital experiences for fashion brands and retailers through its primary operations in London, U.K. Consideration paid for the shares included an initial £650,000 (approximately $1.0 million) cash payment and 16,116 unregistered shares of Company stock (approximately $0.2 million in value as of the acquisition date). The purchase agreement provided for earn-out payments (“Moda Earn-out Payments”) based on Moda’s achievement of certain financial targets, subject to possible offsets for indemnification and other claims arising under the purchase agreement. Moda did not achieve the financial targets so the Company did not make any payments or record any liability as of December 31, 2017 or December 31, 2016 applicable to the Moda Earn-out Payments.

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

Performance-Based Contingent Payments

The following table presents the change in the acquisition related performance-based contingent payments for the years presented (in thousands):

	2017	2016	2015

As of January 1,	$4,083	$14,157	$5,392
Fair value at the time of acquisition - Conexus	—	553	—
Fair value at the time of acquisition - Moda	—	—	240
Fair value at the time of acquisition - CrossView	—	—	9,195
CrossView earn-out payments in common stock and cash	(2,358)	(7,941)	—
LAL and REV earn-out payments in common stock and cash	—	(3,750)	(2,343)
Change in fair value aggregate balances due	2,242	1,064	1,673
As of December 31,	$3,967	$4,083	$14,157

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Pro Forma Information (unaudited)

The following table presents selected pro forma information, for comparative purposes, assuming the acquisition of CrossView had occurred on January 1, 2014 and acquisition of Conexus had occurred on January 1, 2015 (unaudited) (in thousands, except per share amounts):

	Year Ended
	December 31,
	2016	2015
Total revenues	$338,271	$317,214
Net loss	(2,619)	(6,548)
Basic and diluted net loss per share	(0.14)	(0.37)

The unaudited pro forma total revenues and pro forma net loss are not necessarily indicative of the consolidated results of operations for future periods or the results of operations that would have been realized had the Company consolidated CrossView and Conexus during the periods noted. Unaudited pro forma results of operations assuming the Moda acquisition had taken place at the beginning of 2015 are not provided because the historical operating results of Moda were not significant and pro forma results would not be significantly different from reported results for the periods presented.

Acquisition-Related Expenses

The acquisitions are expected to enhance the overall product and service offering of the Company to its existing clients and customers, as well as support anticipated growth opportunities. The Company recorded $1.5 million and $3.5 million of acquisition-related expenses during the years ended December 31, 2016 and 2015, which are included in selling, general and administrative expenses in the consolidated statements of operations.

4. Deferred Revenues and Costs

The following summarizes the deferred implementation revenues and costs, excluding technology and development costs (in thousands):

	December 31,
	2017	2016
Deferred implementation revenues
Current	$7,405	$7,156
Non-Current	4,034	4,127
	$11,439	$11,283
Deferred implementation costs
Current	$2,703	$2,770
Non-Current	1,047	1,337
	$3,750	$4,107

Current deferred implementation costs are included in prepaid expenses and other current assets in the consolidated balance sheets. Non-current deferred implementation costs are included in other assets in the consolidated balance sheets.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

5. Property and Equipment

The components of property and equipment as of December 31, 2017 and 2016 are as follows (in thousands):

	December, 31		Depreciable
	2017	2016	Life

Purchased and capitalized software costs	$55,940	$52,409	2-7 years
Furniture, fixtures and equipment	30,917	31,355	2-10 years
Computer equipment	16,657	16,771	2-6 years
Leasehold improvements	15,513	14,874	2-10 years
In-process assets	1,376	830
	120,403	116,239
Less-accumulated depreciation and amortization	(96,225)	(85,975)
Property and equipment, net	$24,178	$30,264

Depreciation and amortization expense related to property and equipment, excluding capital leases, for the years ended December 31, 2017, 2016 and 2015 was $8.4 million, $8.6 million and $9.5 million, respectively.

The Company’s property and equipment held under capital leases amount to approximately $2.7 million and $5.4 million, net of accumulated amortization of approximately $6.8 million and $5.1 million, at December 31, 2017 and 2016, respectively. Depreciation and amortization expense related to capital leases for the years ended December 31, 2017, 2016 and 2015 was $3.1 million, $2.8 million and $2.4 million, respectively.

6. Goodwill and Identifiable Intangibles, Net

Goodwill acquired through acquisitions is recognized as part of the PFSweb segment. During 2017, goodwill decreased by $0.5 million due to the impact of foreign currency translation for 2017 and prior periods. During 2016, the amount of goodwill increased by $6.4 million due to acquisitions.

The Company performed its annual goodwill impairment test during the fourth quarter of 2017, 2016 and 2015 by completing a Step 0 test. During each year, the Company determined that it was not more likely than not that the reporting unit’s fair value was less than its carrying value and, therefore, did not complete the prescribed two-step goodwill impairment test and thus the Company did not record any goodwill impairment during 2017, 2016 and 2015.

The following table presents the gross carrying value and accumulated amortization for identifiable intangibles (in thousands):

	December 31, 2017			December 31, 2016
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying	Estimated Useful Life
	Value	Amortization	Value	Value	Amortization	Value	from Acquisition

Trade names	$1,250	$(1,250)	$-	$1,250	$(773)	$477	2.25 - 2.5 years
Non-compete agreements	571	(499)	72	575	(341)	234	1- 3.5 years
Leasehold	45	(45)	-	45	(42)	3	2.5 years
Customer relationships	10,154	(7,177)	2,977	10,287	(5,137)	5,150	1.6 - 9 years
Developed technology	1,525	(1,219)	306	1,577	(622)	955	2.5-3 years
Other intangibles	493	(477)	16	493	(448)	45	9 years
Total definite-lived identifiable intangible assets	$14,038	$(10,667)	$3,371	$14,227	$(7,363)	$6,864

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Definite-Lived Identifiable Intangible Asset Amortization

The changes in the net carrying values of identifiable intangible assets during 2017, 2016 and 2015 were primarily due to amortization expense of $3.4 million, $4.0 million and $3.0 million, respectively, as well as the impact of foreign currency translation. Amortization expense is included in selling, general and administrative expenses in 2017, 2016 and 2015, respectively, in the consolidated statements of operations. The estimated amortization expense for each of the next five years is as follows (in thousands):

2018	$1,565
2019	670
2020	471
2021	282
2022	197

7. Inventory Financing

Supplies Distributors has a short-term credit facility with IBM Credit LLC (“IBM Credit Facility”) to finance its purchase and distribution of Ricoh products in the United States, providing financing for eligible Ricoh inventory and certain receivables up to $13.0 million. The agreement has no stated maturity date and provides either party the ability to exit the facility following a 90-day notice. Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility, which were $7.1 million and $7.3 million as of December 31, 2017 and 2016, respectively, as trade accounts payable in the consolidated balance sheets. As of December 31, 2017, Supplies Distributors had $0.4 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. The credit facility also contains financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and is secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $2.5 million. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5% (4.75% as of December 31, 2017). The facility also includes a monthly service fee. As of December 31, 2017, the Company was in compliance with all financial covenants.

Pursuant to IBM Credit Facility, Supplies Distributors is restricted from making any distributions to PFSweb if, after giving affect thereto, Supplies Distributors’ would be in noncompliance with its financial covenants. Supplies Distributors has received lender approval to pay approximately $1.7 million of dividends in 2018. Supplies Distributors paid dividends to PFSweb of $1.7 million, $1.1 million and $0.9 million in 2017, 2016 and 2015, respectively, which eliminate upon consolidation.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

8. Debt and Capital Lease Obligations

Outstanding debt and capital lease obligations consist of the following (in thousands):

	December 31,
	2017	2016
U.S. Credit Agreement:
Revolving loan	$13,234	$20,825
Term loan	27,000	29,438
Equipment loan	4,205	3,596
Debt issuance costs	(376)	(525)
Master lease agreements:
Capital leases	2,903	5,838
Other financing	232	439
Other	128	88
Total	47,326	59,699
Less current portion of long-term debt	9,460	7,300
Long-term debt, less current portion	$37,866	$52,399

U.S. Credit Agreement

In August 2015, PFSweb, Inc. and its U.S. subsidiaries entered into a credit agreement (“Credit Agreement”) with Regions Bank, as agent for itself and one or more future lenders (the “Lenders”). The Credit Agreement replaced the Company’s previously existing credit facilities with Wells Fargo Bank, National Association (“Wells Fargo”) and Comerica Bank (“Comerica”). During 2015, as contemplated by the Credit Agreement, the Credit Agreement was expanded to also include Bank of America N.A. and HSBC Bank USA, National Association. Under the Credit Agreement, and subject to the terms set forth therein, the Lenders have agreed to provide PFS with a revolving loan facility for up to $32.5 million and a term loan facility for up to $30 million through August 5, 2020. Subject to the terms of the Credit Agreement, PFS has the ability to increase the total loan facilities to $75 million. Availability under the revolving loan facility may not exceed a borrowing base of eligible accounts receivable (as defined). As of December 31, 2017, the Company had $19.3 million of available credit under the revolving loan facility. Advances under the revolving loan portion of the Credit Agreement are due and payable on August 5, 2020. Term loan advances amortize during the five year term of the Credit Agreement based upon scheduled percentage payments with the then remaining outstanding balance (potentially up to 65% of the amount borrowed) due on August 5, 2020. Borrowings under the Credit Agreement accrue interest at a variable rate based on prime rate or Libor, plus an applicable margin. As of December 31, 2017 and 2016, the weighted average interest rate on the revolving loan facility was 4.65% and 3.25%, respectively. As of December 31, 2017 and 2016, the weighted average interest rate on the term loan facility was 4.05% and 3.32%, respectively. In connection with the Credit Agreement, the Company paid $0.7 million of fees, which are being amortized through the life of the Credit Agreement and are reflected as a net reduction in debt. The Credit Agreement is secured by a lien on substantially all of the assets of Company and its U.S. subsidiaries and a pledge of 65% of the shares of certain of the Company’s foreign subsidiaries. The Credit Agreement contains cross default provisions, various restrictions upon the Company’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum consolidated fixed charge ratio and a maximum consolidated leverage ratio. In June 2016, PFSweb also entered into a Master Agreement with Regions Bank to provide equipment loans financing for certain capital expenditures.

Debt Covenants

To the extent the Company or any of its subsidiaries fail to comply with its covenants applicable to its debt or inventory financing obligations, including the periodic financial covenant requirements, such as profitability and cash flow, and required level of shareholders’ equity or net worth (as defined), the Company would be required to obtain a waiver from the lender or the lender would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral and enforcement of payment under the Company parent guarantee. Any acceleration of the repayment of the credit facilities may have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. At December 31, 2017 and 2016, the Company had restricted net assets of approximately $63.3 million and $71.6 million, respectively. As of December 31, 2017, the Company was in compliance with all debt covenants.

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

Debt and Capital Lease Maturities

The Company’s aggregate maturities of debt subsequent to December 31, 2017 are as follows, excluding $0.4 million in debt issuance costs that reduce the carrying amount of the debt (in thousands):

Years ended December 31,
2018	$4,075
2019	3,902
2020	35,215
2021	1,034
2022	197
Total	$44,423

The following is a schedule of the Company’s future minimum lease payments under the capital leases, together with the present value of the net minimum lease payments as of December 31, 2017 (in thousands):

Years ended December 31,
2018	$2,256
2019	696
2020	80
2021	—
2022	—
Total minimum lease payments	$3,032
Less amount representing interest at rates ranging from 4.75% to 7.06%	$(129)
Present value of net minimum lease payments	2,903
Less: Current portion	(2,151)
Long-term capital lease obligations	$752

9. Stock and Stock Options

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

Stock Compensation Plans

The Company has an Employee Stock and Incentive Plan (the “Employee Plan”), as amended and restated, under which an aggregate of 5,942,340 shares of common stock have been authorized for issuance. The Employee Plan provides for the granting of incentive awards to directors, executive management, key employees, and outside consultants of the Company in a variety of forms of equity-based incentive compensation, such as the award of an option, stock appreciation right, restricted stock award, restricted stock unit, deferred stock unit, among other stock-based awards. The Company has historically issued service-based restricted stock and unit

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

awards, performance-based and market-based stock and unit awards (collectively “Restricted Shares”), and stock options. The Company uses newly issued shares of common stock to satisfy awards under the Plan.

The Company issues Restricted Shares to the Company’s executives and senior management, pursuant to which such employees are eligible to receive future grants of shares of the Company’s stock subject to various vesting and/or performance criteria. The weighted average fair value per share of Restricted Shares granted during the years ended December 31, 2017, 2016 and 2015 was $6.43, $8.73 and $10.45, respectively. The total fair value of Restricted Shares vested under the Employee Plans was $0.5 million, $0.9 million and $3.9 million during the years ended December 31, 2017, 2016 and 2015, respectively.

The underlying stock certificates for the Restricted Shares that vested December 31, 2017 are expected to be issued during the quarter ending March 31, 2018. The underlying stock certificates for the Restricted Shares that vested December 31, 2016 were issued during the quarter ended March 31, 2017. Based on the Company’s 2016 financial performance, no Restricted Shares were issued under the 2016 Performance Based Share Awards.

Total stock-based compensation expense was $3.3 million, $2.1 million and $4.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, and was included as a component of selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2017, there is $2.6 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a remaining weighted average period of approximately 1.5 years. This expected cost does not include the impact of any future stock-based compensation awards.

As of December 31, 2017, there were 860,256 shares available for future grants under the Plan. Each stock option or stock appreciation right award granted reduces the total shares available for grant by one share, while each award granted other than in the form of a stock option or stock appreciation right reduces the shares available for grant by 1.22 shares.

Stock Options

The rights to purchase shares under employee stock option agreements issued under the Plan typically vest over a three-year period, one-twelfth each quarter. Stock options must be exercised within 10 years from the date of grant. Stock options are generally issued such that the exercise price is equal to the market value of the Company’s common stock at the date of grant.

The following tables summarize stock option activity under the Plans:

				Weighted
				Average
			Weighted	Remaining	Aggregate
			Average	Contractual	Intrinsic
			Exercise	Life (in	Value (in
	Shares	Price Per Share	Price	years)	millions)
Outstanding, December 31, 2016	1,215,054	$1.01 - $15.36	$7.56
Granted	55,500	$6.69 - $8.35	$7.45
Exercised	(168,823)	$1.46 - $5.61	$4.56
Canceled	(65,889)	$1.01 - $14.66	$10.36
Outstanding, December 31, 2017	1,035,842	$1.46 - $15.36	$7.87
Exercisable, December 31, 2017	886,679	$1.46 - $15.36	$7.33	5.1	$1.5
Exercisable and expected to vest, December 31, 2017	1,027,181	$1.46 - $15.36	$7.83	5.6	$1.5

The weighted average fair value per share of options granted during the years ended December 31, 2017, 2016 and 2015 was $3.58, $5.88 and $7.91, respectively. The total intrinsic value of options exercised under the Stock Option Plans was $0.5 million, $1.9 million and $3.4 million during the years ended December 31, 2017, 2016 and 2015, respectively.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants of options under the Plans:

	Year Ended
	December 31,
	2017	2016	2015
Expected dividend yield	—	—	—
Expected stock price volatility	46% - 50%	50% - 63%	63% - 68%
Risk-free interest rate	2.0% - 2.2%	1.4% - 1.9%	1.5% - 1.8%
Expected life of options (years)	6	6	6

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

Service-Based Restricted Stock and Unit Awards

The Company’s service-based restricted stock and unit awards are valued at the quoted market price of the Company’s common stock as of the date of grant and vest over a range of two to four years. Shares that do not vest on a scheduled vesting date due to a failure to satisfy vesting or performance criteria are forfeited and do not vest in future periods.

The following table summarizes the service-based restricted stock and unit award activity for the year ended December 31, 2017:

		Weighted
		Average
		Grant Date
	Shares	Fair Value per Share
Unvested restricted stock at December 31, 2016	14,763	$11.26
Granted	187,556	$6.46
Vested	(67,546)	$7.40
Canceled	(22,204)	$6.74
Unvested restricted stock at December 31, 2017	112,569	$6.47

Performance-Based Restricted Stock and Unit Awards

Pursuant to the Employee Plan, the Company grants restricted stock and unit awards that vest upon reaching certain performance targets, and individual performance goals, which historically have been based on the Company’s financial performance, Company operating income and other financial metrics for the current and/or future years. Such awards generally are subject to annual vesting from three to four years based upon continued employment and the achievement of the defined performance criteria. If the target set forth in the award agreement is not met, none of the related shares will vest and any compensation expense previously recognized will be reversed. The actual number of shares that will ultimately vest is dependent upon achieving the performance condition or other conditions set forth in the award agreement. The Company recognizes stock-based compensation expense related to performance awards based upon our determination of the likelihood of achieving the performance target or targets at each reporting date, net of estimated forfeitures.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table summarizes the performance-based restricted stock and unit award activity for the year ended December 31, 2017:

		Weighted
		Average
		Grant Date
	Shares	Fair Value per Share
Unvested restricted stock at December 31, 2016	61,818	$6.40
Granted	226,887	$7.10
Vested	—	$-
Canceled	(223,451)	$7.11
Unvested restricted stock at December 31, 2017	65,254	$6.40

Market-Based Restricted Stock and Unit Awards

Pursuant to the Employee Plan, the Company grants restricted stock and unit awards that vest upon the achievement of certain defined total stockholder return targets using the companies in the Russell Micro Cap Index as a comparative group for current and/or future years. Such awards generally are subject to annual vesting from three to four years based upon continued employment and the achievement of the defined performance criteria. The actual number of shares that will ultimately vest is dependent upon achieving the performance condition or other conditions set forth in the award agreement. Shares that do not vest on a scheduled vesting date due to a failure to satisfy vesting criteria are forfeited and do not vest in future periods. The Company reverses previously recognized compensation cost for market-based restricted stock unit awards only if the requisite service is not rendered.

The following table summarized the market-based restricted stock and unit award activity for the year ended December 31, 2017:

		Weighted
		Average
		Grant Date
	Shares	Fair Value per Share
Unvested restricted stock at December 31, 2016	63,128	$7.83
Granted	197,880	$5.65
Vested	(9,149)	$5.06
Canceled	(47,109)	$7.37
Unvested restricted stock at December 31, 2017	204,750	$5.95

The fair value of each market-based restricted stock and unit award grant is estimated on the date of grant using a Monte-Carlo simulation with the following assumptions used for grants under the Plans:

	Year Ended
	December 31,
	2017	2016	2015
Expected dividend yield	—	—	—
Expected stock price volatility	40.9%	34.6%	32.2%
Risk-free interest rate	1.4%	0.8%	1.3%
Expected term (years)	3	4	4
Weighted average grant date fair value	$4.92-$7.65	$2.26-$5.15	$6.74-$12.87

Stock Units

Each non-employee Director of the Company’s Board of Directors (the “Board”) receives a quarterly retainer (the “Retainer”) of $25,000, payable on or about the first day of each quarter, through the issuance of an equity-based award (an “Award”) under the Employee Plan in the form of a Deferred Stock Unit (a “DSU”). The number of DSUs is determined by dividing the Retainer by the immediately preceding closing price of the Common Stock. Each DSU represents the right to receive an equal number of shares of Common Stock upon the retirement, resignation or termination of service from the Board.

The following table summarizes the DSU activity for the year ended December 31, 2017:

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

		Weighted
		Average
		Grant Date
	Shares	Fair Value per Share
Unvested deferred stock at December 31, 2016	118,346	$10.77
Granted	63,960	$7.82
Vested	—	$-
Unvested deferred stock at December 31, 2017	182,306	$9.74

10. Income Taxes

The consolidated income (loss) from continuing operations before income taxes, by domestic and foreign entities, is as follows (in thousands):

	Year Ended
	December 31,
	2017	2016	2015
Domestic	$(2,981)	$(6,362)	$(9,010)
Foreign	841	1,199	2,646
Total	$(2,140)	$(5,163)	$(6,364)

A reconciliation of the difference between the expected income tax expense (benefit) from continuing operations at the U.S. federal statutory corporate tax rate of 34% and the Company’s effective tax rate is as follows (in thousands):

	Year Ended
	December 31,
	2017	2016	2015
Income tax benefit computed at statutory rate	$(728)	$(1,755)	$(2,164)
Foreign dividends received	591	388	193
Items not deductible for tax purposes	663	(956)	467
Change in valuation allowance	(10,503)	4,285	1,940
Impact of Tax Reform Act	12,112	—	—
State taxes	558	568	477
Foreign exchange rate difference	(102)	(67)	258
Net operating loss adjustments	—	183	167
Prior year return-to-provision true-up	(932)	(127)	(21)
Other	165	(152)	180
Provision for income taxes	$1,824	$2,367	$1,497

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

On December 22, 2017, the United States government enacted the Tax Cuts and Jobs Act, commonly referred to as the Tax Reform Act. The Tax Reform Act includes significant changes to the U.S. income tax system, including, but not limited to: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; repeal of the Alternative Minimum Tax (“AMT”); full expensing provisions related to business assets; creation of new minimum taxes, such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which will result in a one time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”). The provisional impacts of this legislation are outlined below:

•

Beginning January 1, 2018, the U.S. corporate income tax rate will be 21%. The Company is required to recognize the impacts of this rate change on its deferred tax assets and liabilities in the period enacted. We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Tax Reform Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount related to the remeasurement of our deferred tax balance was $12.1 million that was mostly offset by a change in the valuation allowance, except for a $0.6 million benefit that was recorded to our income statement related to tax amortization of goodwill.

•

The Transition Tax on unrepatriated foreign earnings is a tax on previously untaxed accumulated and current earnings and profits ("E&P") of the Company's foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, among other factors, the amount of post-1986 E&P of its foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Based on the Company’s reasonable estimate of the Transition Tax, there is no provisional Transition Tax expense. The Company has not completed accounting for the income tax effects of the transition tax and is continuing to evaluate this provision of the Tax Reform Act.

•

The Tax Reform Act creates a new requirement that GILTI income earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Reform Act. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current period expense when incurred or to factor such amounts into the Company's measurement of its deferred taxes. The Company has not yet completed its analysis of the GILTI tax rules and is not yet able to reasonably estimate the effect of this provision of the Tax Reform Act or make an accounting policy election for the accounting treatment whether to record deferred taxes attributable to the GILTI tax. The Company has not recorded any amounts related to potential GILTI tax in the Company’s consolidated financial statements.

The income tax effects recorded in the Company’s consolidated financial statements as a result of the Tax Reform Act are provisional in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin number 118 (“SAB 118”) as the Company has not yet completed its evaluation of the impact of the new law. SAB 118 allows for a measurement period of up to one year after the enactment date of the Tax Reform Act to finalize the recording of the related tax impacts.

  The preliminary net tax effects recorded may differ in the future due to changes in the interpretations of the Tax Reform Act, legislative action, and changes to estimates we have utilized to calculate the tax impact. We expect to finalize the tax analysis related to the Tax Reform Act with the filing of our tax return and record any differences between the final and provisional amounts in the 2018 fourth quarter at that time, if any.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Current and deferred income tax expense (benefit) is summarized as follows (in thousands):

	December 31,
	2017	2016	2015
Current
Domestic	$3	$19	$27
State	558	568	479
Foreign	1,537	957	933
Total Current	2,098	1,544	1,439
Deferred
Domestic	127	824	—
State	12	3	3
Foreign	(413)	(4)	55
Total Deferred	(274)	823	58
Provision for income taxes	$1,824	$2,367	$1,497

The components of the deferred tax asset (liability) are as follows (in thousands):

	Year Ended
	December 31,
	2017	2016
Deferred tax assets:
Allowance for doubtful accounts	$77	$606
Inventory reserve	100	185
Property and equipment	708	244
Accrued expenses	1,353	1,803
Net operating loss carryforwards	14,608	23,883
Other	5,994	6,182
	22,840	32,903
Less - Valuation allowance	22,222	32,725
Total deferred tax assets	618	178
Deferred tax liabilities:
Other	(951)	(824)
Total deferred tax liabilities	(951)	(824)
Deferred tax assets (liabilities), net	$(333)	$(646)

Management believes that PFSweb has not established a sufficient history of earnings, on a stand-alone basis, to support the more likely than not realization of certain deferred tax assets in excess of existing taxable temporary differences. A valuation allowance has been provided for the majority of these net deferred income tax assets as of December 31, 2017 and 2016. The remaining net deferred tax assets at both December 31, 2017 and 2016 primarily relate to the Company’s European operations and certain state tax benefits and are included in other non-current and current assets on the consolidated balance sheets. At December 31, 2017, net operating loss (“NOL”) carryforwards relate to taxable losses of PFSweb’s Canadian subsidiary totaling approximately $3.6 million and PFSweb’s U.S. subsidiaries totaling approximately $61.2 million that expire at various dates from 2019 through 2036. The U.S. NOL also includes approximately $4.4 million of NOL created before February 2006 subject to annual limits of $1.4 million, and $0.2 million acquired September 2014 subject to annual limits of $0.1 million under IRS Section 382.

The Company evaluates its tax positions for potential liabilities associated with unrecognized tax benefits. The Company does not expect to record unrecognized tax benefits in the next twelve months.

For federal income tax purposes, tax years that remain subject to examination include years 2014 through 2017. However, the utilization of net operating loss carryforwards that arose prior to 2014 remains subject to examination through the years such carryforwards are utilized. For Europe, tax years that remain subject to examination include years 2015 to 2017. For Canada, tax years that remain subject to examination include years 2009 to 2017, depending on the subsidiary. For state income tax purposes, the tax years that remain subject to examination include years 2013 to 2017, depending upon the jurisdiction in which the Company files tax returns. The Company and its subsidiaries have various income tax returns in the process of examination. The Company does not expect these examinations will result in unrecognized tax benefits.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

11. Earnings Per Share

Basic and diluted net loss per share are computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. The following equity awards have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive: 1.0 million, 1.2 million and 1.3 million stock options for the years ended December 31, 2017, 2016 and 2015, respectively; 0.4 million, 0.2 million and 0.7 million performance shares and restricted stock units for the years ended December 31, 2017, 2016 and 2015, respectively; and 0.2 million, 0.1 million and 0.1 million deferred stock units for the years ended December 31, 2017, 2016 and 2015, respectively.

12. Commitments and Contingencies

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

Minimum future annual rental payments under non-cancelable operating leases having original terms in excess of one year are as follows (in thousands):

Operating
Lease
Payments
Year ended December 31,
2018	$10,217
2019	9,730
2020	9,168
2021	8,261
2022	7,496
Thereafter	13,888
Total	$58,760

Total rental expense under operating leases approximated $11.3 million, $11.2 million and $8.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company received municipal tax abatements in certain locations. In prior years, the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to the Company’s tax abatement. The Company disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against the Company and the timing of the related payments has not been finalized. As of December 31, 2017, the Company believes it has adequately accrued for the expected assessment.

In April 2010, a sales employee of eCOST.com, Inc. (“eCOST”, the former name of Retail Connect) was charged with violating various federal criminal statutes in connection with the sales of eCOST products to certain customers, and approximately $0.6 million held in an eCOST deposit account was seized and turned over to the Office of the U.S. Attorney in connection with such activity. In August 2012, the employee pleaded guilty to a misdemeanor. Neither the Company nor eCOST were charged with any criminal activity. During 2015, the matter was settled, and $0.2 million of the subject funds were released to the Company. The Company recorded a $0.4 million expense, included as a component of selling, general and administrative expenses in the consolidated statements of operations, to properly reflect the settlement.

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

13. Segment and Geographic Information

The Company is currently organized into two primary operating segments, which generally align with the corporate organization structure. In the first segment, PFSweb is a global provider of various infrastructure, technology and digital agency

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

solutions and operates as a service fee business. In the second operating segment, Business and Retail Connect, subsidiaries of the Company purchase inventory from clients and resell the inventory to client customers. In this segment, the Company generally recognizes product revenue. Goodwill acquired through acquisitions is recognized as part of the PFSweb segment.

	Year Ended
	December 31,
	2017	2016	2015
Revenues (in thousands):
PFSweb	$283,270	$284,331	$228,504
Business and Retail Connect	63,060	68,097	76,142
Eliminations	(19,505)	(17,785)	(16,377)
	$326,825	$334,643	$288,269
Income (loss) from operations (in thousands):
PFSweb	$(2,127)	$(5,730)	$(6,338)
Business and Retail Connect	2,725	2,890	1,731
	$598	$(2,840)	$(4,607)
Depreciation and amortization (in thousands):
PFSweb	$14,883	$15,355	$14,763
Business and Retail Connect	16	22	68
	$14,899	$15,377	$14,831
Capital expenditures (in thousands):
PFSweb	$4,652	$8,683	$4,489
Business and Retail Connect	—	30	—
	$4,652	$8,713	$4,489

	December 31,
	2017	2016
Assets (in thousands):
PFSweb	$157,585	$167,152
Business and Retail Connect	40,851	55,559
Eliminations	(12,649)	(11,375)
	$185,787	$211,336

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Geographic areas in which the Company operates include the United States, Europe (primarily Belgium and U.K.), Canada and India. Substantially all of the services performed in India support client arrangements in the United States, where the resulting revenue is reported. The following is geographic information by area. Revenues are attributed based on the Company’s domicile.

	Year Ended
	December 31,
	2017	2016	2015
Revenues (in thousands):
United States	$265,144	$280,323	$243,745
Europe	55,943	47,739	42,438
Canada	5,847	7,511	6,306
India	8,747	6,260	3,311
Inter-segment Eliminations	(8,856)	(7,190)	(7,531)
	$326,825	$334,643	$288,269

	December 31,
	2017	2016
Long-lived assets (in thousands):
United States	$62,257	$70,313
Europe	10,425	11,182
Canada	170	202
India	4,256	4,095
	$77,108	$85,792

14. Employee Savings Plan

The Company has a defined contribution employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all full-time and part-time U.S. employees are eligible to participate in the plan. The Company, at its discretion, may match employee contributions to the plan and also make an additional matching contribution in the form of profit sharing in recognition of the Company’s performance. The Company contributed approximately $0.5 million $0.4 million and $0.3 million during the years ended December 31, 2017, 2016 and 2015, respectively, to match an approved percentage of employee contributions.

15. Quarterly Data – Seasonality (Unaudited)

The seasonality of the Company’s business is dependent upon the seasonality of its clients’ business and their sale of products. Management believes that with the Company’s current client mix and their clients’ business volumes, the Company’s service fee revenue business activity and pass-through revenue is at its highest in the quarter ended December 31 subject to transactional volumes of its clients. Supplier Distributors’ product revenue business activity is generally expected to be more evenly distributed throughout the year. The Company’s fourth quarter accounted for 28.4% and 30.6% of its net revenues for the years ended December 31, 2017 and 2016, respectively. The estimated performance-based liability related to the CrossView acquisition was increased by $3.7 million during the three months ended December 31, 2016 based on CrossView’s 2016 financial performance and updated projections for 2017.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Unaudited quarterly results of operations for the years ended December 31, 2017 and 2016 were as follows (amounts in thousands, except per share data):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Year Ended 2017
Total revenues	$78,768	$78,066	$77,318	$92,673
(Loss) income from operations	(3,444)	(1,570)	1,167	4,445
Net (loss) income	(4,856)	(2,596)	(98)	3,586
Basic (loss) earnings per common share	$(0.26)	$(0.14)	$(0.01)	$0.19
Diluted (loss) earnings per common share	$(0.26)	$(0.14)	$(0.01)	$0.19

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Year Ended 2016
Total revenues	$75,080	$77,199	$79,910	$102,454
Income (loss) from operations	198	(1,385)	(6)	(1,647)
Net loss	(752)	(2,182)	(1,039)	(3,557)
Basic and diluted loss per common share	$(0.04)	$(0.12)	$(0.06)	$(0.19)

16. Subsequent Events

In January 2018, Supplies Distributors entered into Amendment No. 19 to the IBM Credit Facility. The Amended IBM Credit Facility adjusts the minimum borrowing under the facility from $13.0 million to $11.0 million and lowers the minimum PFS Subordinated Note receivable PFSweb is required to maintain from $2.5 million to $1.0 million.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls And Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). As of December 31, 2017, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the period that ended on December 31, 2017, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. This evaluation was based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Control—Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was effective as of December 31, 2017. BDO USA, LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2017, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

PFSweb, Inc.

505 Millennium Dr.

Allen, TX 75013

Opinion on Internal Control over Financial Reporting

We have audited PFSweb, Inc. (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule, and our report dated March 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Dallas, Texas

March 16, 2018

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

Information required by Part III, Item 10, is incorporated herein by reference to the Company’s Proxy Statement for its 2018 Annual Meeting of Shareholders (the “Proxy Statement”).

Item 11.	Executive Compensation

Information required by Part III, Item 11, set forth in our Proxy Statement, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by Part III, Item 12, set forth in our Proxy Statement, is incorporated herein by reference.

The following table summarizes information with respect to equity compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2017:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan category (1)
Equity compensation plans approved by shareholders	1,674,027	$7.33	860,256
Equity compensation plans not approved by shareholders	—		—
(1)	See Note 9 to the Consolidated Financial Statements for more detailed information regarding the Company’s equity compensation plans.
(2)	Excludes 176,726 service-based restricted stock units, 279,153 performance-based and market-based restricted stock units, and 182,306 deferred stock units.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information regarding certain of our relationships and related transactions will be included in our Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information required by Part III, Item 14, set forth in our Proxy Statement, is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this report:
1.	Financial Statements

PFSweb, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Shareholders’ Equity

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

2.	Exhibits

Exhibit Number	Description of Exhibits
3.1 (1)	Amended and Restated Certificate of Incorporation of PFSweb, Inc.
3.1.1 (12)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.
3.1.2 (20)	Certificate of Amendment to Certificate of Incorporation of PFSweb, Inc.
3.1.3 (23)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.
3.1.4 (32)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.
3.1.5 (15)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.
3.1.6 (26)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.
3.2 (1)	Amended and Restated Bylaws.
3.2.3 (32)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.
4.1 (18)	Rights Agreement, dated as of June 8, 2000, between the Company and ChaseMellon Shareholder Services, LLC.
4.1 (19)	Amendment No. 1 to Rights Agreement, dated as of May 30, 2008 between the Company and Mellon Investor Services LLC, as successor to ChaseMellon Shareholder Services, L.L.C., as rights agent.
4.1 (25)	Amendment No. 2 to Rights Agreement, dated as of May 24, 2010 between the Company and Mellon Investor Services LLC, as successor to ChaseMellon Shareholder Services, L.L.C., as rights agent.
4.1 (26)	Amendment No. 3 to Rights Agreement, dated as of July 2, 2010 between the Company and Mellon Investor Services LLC, as successor to ChaseMellon Shareholder Services, L.L.C., as rights agent.
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

10.1 (11)	Amendment 6 to Agreement for Inventory Financing.
10.2 (10)	Amendment 5 to Amended and Restated Platinum Plan Agreement.
10.3 (10)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.
10.4 (10)	Amendment No. 5 to Agreement for Inventory Financing.
10.5 (1)	Industrial Lease Agreement between Shelby Drive Corporation and Priority Fulfillment Services, Inc.
10.6 (1)	Lease Contract between Transports Weerts and Priority Fulfillment Services Europe B.V.
10.7 (2)	Form of Change of Control Agreement between the Company and certain of its executive officers.
10.8 (3)

Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., Inventory Financing Partners, LLC and IBM Credit Corporation.

10.9 (3)	Amended and Restated Collateralized Guaranty by and between Priority Fulfillment Services, Inc. and IBM Credit Corporation.
10.10 (3)	Amended and Restated Guaranty to IBM Credit Corporation by PFSweb, Inc.
10.11 (3)	Subordinated Demand Note by and between Supplies Distributors, Inc. and Priority Fulfillment Services, Inc.
10.12 (4)	Form of Executive Severance Agreement between the Company and certain of its executive officers.
10.12.1 (21)	Form of Amendment to Executive Severance Agreement.
10.12.2 (21)	Form of Amendment to Change in Control Severance Agreement.
10.13 (5)

Amendment to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., Inventory Financing Partners, LLC and IBM Credit Corporation.

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
10.17 (8)

Amendment 4 to Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., and IBM Credit LLC.

10.18 (8)	Form of Modification to Executive Severance Agreement.
10.19 (9)	Industrial Lease Agreement by and between Industrial Developments International, Inc. and Priority Fulfillment Services, Inc.
10.20 (9)	Guaranty by PFSweb, Inc. in favor of Industrial Developments International, Inc.
10.21 (13)	Amendment 7 to Agreement for Inventory Financing.
10.22 (13)	Amendment 6 to Amended and Restated Platinum Plan Agreement.
10.23 (13)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.
10.24 (14)	Amendment 8 to Agreement for Inventory Financing.

Exhibit Number	Description of Exhibits
10.25 (14)	Amendment 7 to Amended and Restated Platinum Plan Agreement.
10.26 (14)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.
10.27 (16)	Second Amendment to Industrial Lease Agreement by and between Industrial Property Fund VI, LLC and Priority Fulfillment Services, Inc.
10.28 (17)	Amendment 9 to Agreement for Inventory Financing.
10.29 (17)	Amendment 8 to Amended and Restated Platinum Plan Agreement.
10.30 (17)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.
10.31 (22)	Amendment 10 to Agreement for Inventory Financing.
10.32 (22)	Amendment 9 to Amended and Restated Platinum Plan Agreement.
10.33 (22)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.
10.34 (23)	Amended and Restated 2005 Employee Stock and Incentive Plan of PFSweb, Inc.
10.35 (24)	Eighth Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.
10.36 (24)	Amendment 11 to Agreement for Inventory Financing.
10.37 (24)	Amendment 10 to Amended and Restated Platinum Plan Agreement.
10.38 (24)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.
10.39 (27)	Amendment 12 to Agreement for Inventory Financing.
10.40 (27)	Amendment 11 to Amended and Restated Platinum Plan Agreement.
10.41 (27)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.
10.42 (28)	Lease agreement by and between Binyan Realty LP and Priority Fulfillment Services, Inc.
10.43 (28)	Lease Guaranty by PFSweb, Inc. in favor of Binyan Realty LP.
10.44 (28)	Lease Agreement dated December 8, 2011, between CCI-Millennium, L.P. and Priority Fulfillment Services, Inc.
10.45 (28)	Guaranty of PFSweb, Inc. to CCI-Millennium, L.P.
10.46 (28)	Amendment 13 to Agreement for Inventory Financing.
10.47 (30)	First Amendment to Industrial Lease Agreement dated May 7, 2013 by and between US Industrial REIT II and Priority Fulfillment Services, Inc.
10.48 (31)	Agreement, dated as of May 15, 2013, by and among PFSweb, Inc. and Privet Fund LP, Privet Fund Management LLC, Ryan Levenson and Benjamin Rosenzweig.
10.49 (32)

Modification, Ratification and Extension of Lease dated February 28, 2014 between Southpark Distribution Center Inc., (successor-in-interest to Shelby Drive Corporation) and Priority Fulfillment Services, Inc.

10.50 (34)

Amendment 15 to Agreement for Inventory Financing dated March 28, 2014 by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., and IBM Credit LLC.

10.51 (35)	Ninth Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.
10.52 (36)	Form of 2015 Company Performance-Based Restricted Stock Unit Award Agreement.
10.53 (36)	Form of 2015 Individual Performance-Based Restricted Stock Unit Award Agreement.
10.54 (36)	Form of 2015 Performance Shares Award Agreement.

Exhibit Number	Description of Exhibits
10.55 (37)	Credit Agreement dated August 5, 2015 by and among Priority Fulfillment Services, Inc., PFSweb, Inc., and certain Subsidiaries and Affiliates, Incremental Commitment Lenders and Regions Bank.
10.56 (37)	Asset Purchase Agreement by and among CrossView, Inc., Cardinal Asset Acquisition Corp., PFSweb, Inc., and Shareholders of CrossView, Inc.
10.57 (37)

Amendment 16 to Agreement for Inventory Financing by and among IBM Credit LLC and Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services Inc., and PFSweb, Inc.

10.58 (38)

First Incremental Loan Commitment Increase Agreement dated August 21, 2015 by and among Priority Fulfillment Services, Inc., PFSweb, Inc., and certain Subsidiaries and Affiliates, Incremental Commitment Lenders and Regions Bank.

10.59 (38)

Second Incremental Loan Commitment Increase Agreement dated August 21, 2015 by and among Priority Fulfillment Services, Inc., PFSweb, Inc., and certain Subsidiaries and Affiliates, Incremental Commitment Lenders and Regions Bank.

10.60 (39)	Lease agreement dated March 17, 2016 by and between Stateline J, LLC and Priority Fulfillment Services, Inc.
10.61 (39)	Guaranty dated March 21, 2016 by PFSweb, Inc., in favor of Stateline J, LLC.
10.62 (39)	Deed of Sub-Lease dated December 31, 2015 by and between Milestone Buildcon Private Limited and PFSweb Global Services Private Limited.
10.63 (40)	Lease agreement dated June 30, 2016 by and between US Industrial Reit III – Midwest and Priority Fulfillment Services, Inc.
10.64 (41)	Second Amendment to Lease agreement dated October 20, 2016 by and between Stateline J, LLC and Priority Fulfillment Services, Inc.
10.65 (41)	Lease Extension and Amending agreement dated May 31, 2016 by and between M&R Commercial Properties, Inc. and Priority Fulfillment Services of Canada, Inc.
10.66 (41)	First Amendment to Lease agreement dated September 16, 2016 by and between Binyan Realty, LP and Priority Fulfillment Services, Inc.
10.67 (41)	Second Amendment to Lease agreement dated September 16, 2016 by and between Binyan Realty, LP and Priority Fulfillment Services, Inc.
10.68 (42)	Expansion Agreement and Amendment to Lease agreement dated June 20, 2016 by and between 2145312 Ontario, Inc. and Priority Fulfillment Services, Inc.
10.69 (42)	Settlement and Release Agreement between Priority Fulfillment Services, Inc. and Cindy Almond.
10.70 (43)	Form of 2017 STI Company Performance Based Cash Award.
10.71 (43)	Form of 2017 STI Company Performance Based Share Award.
10.72 (43)	Form of 2017 LTI Time Based Restricted Stock Unit Award.
10.73 (43)	Form of 2017 LTI Non- Executive Time and Performance Based Restricted Stock Unit Award.
10.74 (43)	Form of 2017 LTI TSR Executive Performance Based Share Award.
10.75 (46)	Sixth Amendment to Lease Agreement by and between Western B. South MS, LLC and Priority Fulfillment Services, Inc. dated August 14, 2017.
10.76 (46)	Amendment to Lease by and between GPT Stateline Road Owner LLC and Priority Fulfillment Services, Inc. dated September 12, 2017.
10.77 (47)	Amendment 19 to Agreement for Inventory Financing.

21 (47)	Subsidiary Listing.

23.1 (47)	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

31.1 (47)	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

Exhibit Number	Description of Exhibits
31.2 (47)	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
32.1 (47)	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS (47)	XBRL Instance Document.
101.SCH (47)	XBRL Taxonomy Extension Schema.
101.CAL (47)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF (47)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB (47)	XBRL Taxonomy Extension Label Linkbase.
101.PRE (47)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).
(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended March 31, 2001.
(3)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2002.
(4)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2002.
(5)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2002.
(6)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2003.
(7)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2003.
(8)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2004.
(9)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2004.
(10)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2005.
(11)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2005.
(12)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2005.
(13)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2006.
(14)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2006.
(15)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 13, 2007.
(16)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2007.
(17)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2008.
(18)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form 8-A filed on June 14, 2000.
(19)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 30, 2008.
(20)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 2, 2008.
(21)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on January 6, 2009.
(22)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2008.
(23)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2009.
(24)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2010.
(25)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 25, 2010.
(26)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 2, 2010.
(27)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2011.
(28)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2011.
(29)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 15, 2013.
(30)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2013.
(31)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 20, 2013.
(32)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 18, 2013.
(33)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2013.
(34)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2014.
(35)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2014.
(36)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on April 6, 2015.
(37)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 19, 2015.
(38)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 30, 2015.
(39)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2015.
(40)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2015.
(41)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2016.
(42)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2016.

(43)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2016.
(44)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2017.
(45)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2017.
(46)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2017.
(47)	Filed herewith.

SCHEDULE I

PFSWEB, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS – PARENT COMPANY ONLY

(In thousands)

	December 31,	December 31,
	2017	2016
ASSETS:
Cash and cash equivalents	$618	$144
Total current assets	618	144
Investment in subsidiaries	54,981	52,725
Total assets	$55,599	$52,869
LIABILITIES:
Performance-based contingent payments	$3,967	$2,405
Total current liabilities	3,967	2,405
Performance-based contingent payments, less current portion	—	1,678
Payable to subsidiaries	10,335	8,503
Total liabilities	14,302	12,586
SHAREHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	19	19
Additional paid-in capital	150,614	146,286
Accumulated deficit	(109,281)	(105,317)
Accumulated other comprehensive income	70	(580)
Treasury stock	(125)	(125)
Total shareholders’ equity	41,297	40,283
Total liabilities and shareholders’ equity	$55,599	$52,869

 The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE I

PFSWEB, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS – PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

(In thousands)

	2017	2016	2015
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Selling, general and administrative expenses	$5,451	$3,008	$5,594
Equity in net (income) loss of consolidated subsidiaries	(1,611)	4,408	2,130
Total operating expenses	3,840	7,416	7,724
Interest expense	124	114	137
NET LOSS	$(3,964)	$(7,530)	$(7,861)
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE I

PFSWEB, INC. AND SUBSIDIARIES

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS – PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31

(In thousands)

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,964)	$(7,530)	$(7,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,333	2,111	4,637
Non-cash compensation expense	128	—	—
Change in performance-based contingent payments	2,242	1,011	891
Equity in net (income) loss of consolidated subsidiaries	(1,611)	4,408	2,130
Net cash provided by (used) in operating activities	128	—	(203)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(8,359)	(31,619)
Net cash used in investing activities	—	(8,359)	(31,619)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	770	1,203	1,483
Payments on performance-based contingent payments	(2,004)	(6,354)	—
Increase in payable from subsidiaries, net	1,580	13,349	30,089
Net cash provided by financing activities	346	8,198	31,572
NET INCREASE (DECREASE) IN CASH	474	(161)	(250)
CASH AND CASH EQUIVALENTS, beginning of period	144	305	555
CASH AND CASH EQUIVALENTS, end of period	$618	$144	$305

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

SCHEDULE II

PFSWEB, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31

(Amounts in thousands)

		Additions
	Balance at	Charges to	Charges to		Balance
	Beginning	Cost and	Other		at end
	of Period	Expenses	Accounts	Deductions	of Period
Year Ended December 31, 2017:
Allowance for doubtful accounts	$494	$(26)	$—	$(95)	$373
Reserve for excess and obsolete inventory	$568	$58	$—	$(284)	$342
Year Ended December 31, 2016:
Allowance for doubtful accounts	$600	$4	$—	$(110)	$494
Reserve for excess and obsolete inventory	$739	$57	$—	$(228)	$568
Year Ended December 31, 2015:
Allowance for doubtful accounts	$447	$187	$—	$(34)	$600
Reserve for excess and obsolete inventory	$768	$93	$—	$(122)	$739

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/Thomas J. Madden
Thomas J. Madden,
Executive Vice President and Chief Financial and Accounting Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Willoughby and Thomas J. Madden, and each of them, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Michael Willoughby Michael Willoughby	Chief Executive Officer (Principal Executive Officer)	March 16, 2018
/s/Thomas J. Madden Thomas J. Madden	Executive Vice President and Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	March 16, 2018
/s/James F. Reilly	Chairman of the Board	March 16, 2018
James F. Reilly
/s/Monica Luechtefeld	Director	March 16, 2018
Monica Luechtefeld
/s/David I. Beatson	Director	March 16, 2018
David I. Beatson
/s/Benjamin Rosenzweig	Director	March 16, 2018
Benjamin Rosenzweig
/s/Shinichi Nagakura	Director	March 16, 2018
Shinichi Nagakura
/s/Peter J. Stein	Director	March 16, 2018
Peter J. Stein