Form 10-K/A
period 2017-12-31
PFSWEB INC
filed 2018-04-30
CIK 1095315

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

There were 19,147,369 shares of the registrant’s Common Stock outstanding as of April 27, 2018.

EXPLANATORY NOTE

On March 16, 2018, we filed our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). The Original Filing intended to incorporate Part III of Form 10-K by reference to the Company’s definitive proxy statement (to be subsequently filed). This Amendment No. 1 (this “Amendment”) on Form 10-K/A, which amends and restates items identified below with respect to the Original Filing, is being filed to provide the disclosure required by Part III of Form 10-K.

This Form 10-K/A amends information in Part III, Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services). All other items as presented in the Original Filing are unchanged, except that Item 15 (Exhibits) is amended to reflect the filing of new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Except for the foregoing amended and restated information, this Amendment does not amend, update or change any other information presented in the Original Filing. The Original Filing continues to speak as of the date thereof and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Unless otherwise indicated, all references to “PFSweb,” “the Company,” “we,” “us” and “our” refer to PFSweb, Inc., a Delaware corporation, and its subsidiaries.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

The following information, which has been provided by the individuals named, sets forth for each member of the Board of Directors, such person’s name, age, principal occupation or employment during at least the past five years, the name of the corporation or other organization, if any, in which such occupation or employment is carried on and the period during which such person has served as a director of the Company. The following information also identifies and describes the key experience, qualifications and skills our directors bring to the Board that are important in light of our business and structure. The directors’ experiences, qualifications and skills that the Board considered as qualifications for the member’s inclusion on the Board are included in their individual biographies.

David I. Beatson, age 70, has served as a non-employee Director since November 2000. Mr. Beatson is Chief Executive Officer of Ascent Advisors, LLC a consulting firm he founded in 2000. The firm provides strategic direction to firms in the logistics and supply chain industry as well as merger and acquisition advice for private equity firms investing in the industry. Mr. Beatson is a recognized leader in the field of transportation, logistics and supply chain management having served as Chairman and CEO of several leading companies in the industry. From 2007 until 2012 he was CEO of Globalware Solutions (“GWS”), a global supply chain management solution provider with facilities in North America, Asia and Europe. From July 2003 to April 2005, Mr. Beatson served as Regional CEO North America and Member of the Executive Board of Panalpina, Inc., a leading provider of international air and sea freight forwarding, customs brokerage and third party logistics services. From July 1998 to June 2000, Mr. Beatson served as Chairman, President and CEO of Circle International Group, Inc., a global transportation and logistics company. From 1991 to June 1994, Mr. Beatson served as vice-president of sales and marketing and then from June 1994 until July 1998 as president and CEO of Emery Worldwide, a global transportation and logistics company. Prior to 1991, Mr. Beatson held several management positions in the logistics and transportation industry, including American Airlines and CF Airfreight. He also serves on the board of Descartes Systems (NASDAQ: DSGX), the Executive Board of ATL Partners and two privately held companies. Mr. Beatson received his B.S. degree in Business Administration from The Ohio State University and his M.B.A. from the University of Cincinnati. The Board of Directors believes the characteristics that qualify Mr. Beatson for the Board include his long-term experience in the transportation, logistics and supply chain management industry, leadership experience and judgment and knowledge of the Company’s business.

Monica Luechtefeld, age 69, has served as a non-employee Director of the Company since April 2014. Ms. Luechtefeld, a recognized leader in eCommerce & Internet Retailing, founded her own consultancy firm in 2012 to provide advisory services in eCommerce strategy as well as online marketing and emerging digital media. From 1993 to 2012, Ms. Luechtefeld held various executive roles within Office Depot, Inc., a Fortune 200 company. She was Executive Vice President eCommerce and Direct Marketing and most recently served as Executive Vice President of European eCommerce. Her previous leadership positions included Executive Vice President Supply Chain and Information Technology, as well as marketing, sales and business development roles. Ms. Luechtefeld is a trustee for the March of Dimes and Mount Saint Mary’s University. Ms. Luechtefeld received her B.S. degree from Mount Saint Mary’s University and her M.B.A. from the University of Notre Dame. She also received an honorary doctorate degree from Mount Saint Mary’s University. She also serves as a Board Member of Irish Angels, an angel investment group primarily focused on early stage technology companies. The Board of Directors believes the characteristics that qualify Ms. Luechtefeld for the Board include her business and leadership experience and judgment and her broad eCommerce industry knowledge.

Shinichi Nagakura, age 54, was appointed as a non-employee Director of the Company in May 2013 in accordance with the provisions of a Securities Purchase Agreement (the “Purchase Agreement”) between the Company and transcosmos inc. (“TCI”), a leading Japanese business process outsourcing company. Mr. Nagakura has been an officer of TCI and/or its affiliates for the last 15 years, including serving as a Director of TCI since 2006, and has experience in investments, business development and sales/marketing in the US and Japan. Prior to TCI, Mr. Nagakura served for ten years with Recruit Holdings Co., Ltd., which provides integrated human resource services. Mr. Nagakura also serves on the Board of Directors of Merlin Information Systems, Ltd., an international provider of high quality, personalized IT and customer support solutions based in the UK, and InfraCommerce Inc., one stop eCommerce service company in Brazil. He graduated from Sophia University, Tokyo, Japan with a B.A. in International Studies in 1986.

James F. Reilly, age 59, has served as a non-employee Director of the Company since its inception in 1999, as lead director from June 2010 to March 2013 and as Chairman since March 2013. Mr. Reilly has been an investment banker since 1983 and is currently the Managing Partner of Stonepine Advisors, LLC, an investment banking firm focused on high growth technology companies. Until June 2010, he was a Senior Advisor to Needham & Company, LLC, a nationally recognized investment banking and asset management firm focused primarily on serving emerging growth industries and their investors. He served in various capacities with Needham & Company, LLC, since January 2004 including Head of West Coast Investment Banking. Previously he was a Managing Director of J.P. Morgan Securities, Inc., an investment banking firm, and a Managing Director in the Technology Group of

Warburg Dillon Read, the global investment banking division of UBS AG. From 1983 to 1999, Mr. Reilly was associated with Warburg Dillon Read or one of its predecessor companies and specialized in corporate finance advisory work for a broad range of technology companies. Mr. Reilly received his B.A. degree from Columbia University.  The Board of Directors believes the characteristics that qualify Mr. Reilly for the Board and serving as Chairman include his financial and investment background, leadership experience and judgment and knowledge of the Company’s business.

Benjamin Rosenzweig, age 33, was appointed as a non-employee Director of the Company in May 2013 in accordance with the provisions of a settlement agreement (the “Settlement Agreement”) between the Company and Privet Fund, L.P. and its affiliates (“Privet”). Mr. Rosenzweig is currently a partner at Privet Fund Management LLC. Prior to joining Privet in September 2008, Mr. Rosenzweig served as an investment banking analyst in the corporate finance group of Alvarez and Marsal from June 2007 until May 2008, where he completed multiple distressed mergers and acquisitions, restructurings, capital formation transactions and similar financial advisory engagements across several industries. Mr. Rosenzweig is currently a Director of Startek, Inc. (NYSE:SRT), where he serves as chair of the Audit Committee and on the Compensation Committee and Nominating & Governance Committee, Hardinge, Inc. (NASDAQ: HDNG), where he serves as chair of the Compensation Committee and on the Audit Committee, Potbelly Corporation (NASDAQ: PBPB), where he serves on the Compensation Committee, and Cicero, Inc. (OTC:CICN). Mr. Rosenzweig also served as a Director of RELM Wireless Corp. (NYSE MKT: RWC) until September 2015.  Mr. Rosenzweig graduated magna cum laude from Emory University with a Bachelor of Business Administration degree in Finance and a second major in Economics.

Peter J. Stein, age 48, was appointed as a non-employee Director of the Company in January 2016.  Mr. Stein has been the General Manager of the Brand Group at Fullscreen, a next generation media company since January 2016.  From July 2013 to December 2014, Mr. Stein was the Global CEO of Razorfish, a global digital agency.  From 2009 through July 2013, he was the President of the East Region for Razorfish.  Prior to Razorfish, Mr. Stein held various leadership positions for technology and consulting companies, including partner at Scient, managing partner at iXL, director of client services at NetResponse, and a consultant for marketing and technology at KPMG. Mr. Stein serves on the board of Panna Cooking, a private corporation. Mr. Stein received a B.S. degree in Marketing from Lehigh University. The Board of Directors believes the characteristics that qualify Mr. Stein for the Board include his long-term experience in the ecommerce industry, expertise in information technology, leadership experience and judgment.

Michael C. Willoughby, age 54, has served as Chief Executive Officer and a Director since March 2013, as President of PFSweb, Inc. since September 2010 and as Chief Information Officer of the Company from October 2001 until April 2016. Mr. Willoughby has previously served as President of Priority Fulfillment Services, a subsidiary of the Company, from February 2006 to September 2010. From 1999 to 2001, Mr. Willoughby served the Company as Vice President of E-Commerce. Prior to joining the Company, Mr. Willoughby served as President and Chief Executive Officer of Design Technologies, Inc., an e-commerce software development firm from 1994 to 1999. Prior to founding Design Technologies, Inc., Mr. Willoughby served as President and Chief Executive Officer of Integration Services, Inc., an IT consulting services company. Mr. Willoughby received his Bachelor of Business Administration degree in Information Systems from Abilene Christian University.  The Board of Directors believes the characteristics that qualify Mr. Willoughby for the Board include his long-term experience in the ecommerce industry, expertise in information technology, leadership experience and judgment and extensive knowledge of the Company’s business.

Executive Officers

In addition to the individuals named above, the following are the names, ages and positions of the other executive officers of the Company:

Thomas J. Madden, age 56, has served as Executive Vice President, Chief Financial and Accounting Officer of the Company since its inception in 1999. Mr. Madden previously served as Chief Financial Officer of Daisytek International Corporation (“Daisytek”), former parent corporation of the Company, from 1997 to 2000, as Vice President — Finance, Treasurer and as Chief Accounting Officer of Daisytek from 1994 to 2000 and as Controller of Daisytek from 1992 to 1994. From 1983 to 1992, Mr. Madden served in various capacities with Arthur Andersen & Co., S.C., including financial consulting and audit manager.

C. Travis Hess, age 46, has served as Chief Revenue Officer for the Company and Executive Vice President – General Manager of the Company’s LiveArea business unit since 2017, and is currently responsible for global sales as well as strategic direction and management of all LiveArea activities, including consulting, digital agency and technology services. Mr. Hess previously served as Executive Vice President of Sales from 2015 to 2017.  Prior to joining PFSweb, Mr. Hess served as Head of Sales for Loop Commerce from 2014 to 2015 and prior to that, EVP of Sales & Corporate Development for Amplifi Commerce from 2010 to 2014.

R. Zach Thomann, age 36, has served as Senior Vice President and General Manager of the Company’s PFS Operations business unit since 2017 and is responsible for strategic direction and management of all PFS Operations activities, including distribution, contact center, client financial services, and omni-channel operations services provided on behalf of PFSweb’s clients. Mr. Thomann served as Senior Vice President and General Manager of Omni-Channel Operations from 2016 to 2017, Vice President and General Manager of Omni-Channel Operations from 2015 to 2016, Vice President of Program Management from 2013 to 2015,

Director of Program Management from 2012 to 2013 and held various program management and client implementation roles from 2003 to 2012.

Mark Fuentes, age 50, has served as Senior Vice President and Chief Information Officer since 2016.  Mr. Fuentes served as Vice President of IT from 2008 to 2016.  Prior to joining PFSweb, Mr. Fuentes worked for Blockbuster as Director of Systems Development.

Elizabeth E. Johnson, age 43, has served as Senior Vice President of Digital Marketing since 2017.  Ms. Johnson served as Senior Vice President and General Manager of Agency Services from 2016 to 2017, Vice President and General Manager of Agency Services from 2015 to 2016 and Vice President of Agency Services from 2012 to 2015.  From 2008 to 2012, Ms. Johnson served as Director of Client Services and held various account management roles from 1999 to 2008.

Meetings and Committees of the Board

The Board of Directors met a total of eleven times during the calendar year ended December 31, 2017. The Board of Directors has determined that, other than Mr. Willoughby, each director is independent within the meaning of applicable Securities and Exchange Commission (“SEC”) rules and NASD listing standards. The independent directors are able to and generally meet in executive session without the Company’s management at each regularly scheduled quarterly Board meeting.

The Board of Directors does not have a policy regarding director attendance at the annual meeting of stockholders, and no current independent director attended the 2017 annual meeting.

The Board of Directors currently has a Nominating, Audit, Compensation and Technology and Cybersecurity Committee.

The Nominating Committee is responsible for identifying and evaluating individuals qualified to become Board members and recommending to the Board candidates to stand for election or re-election as directors. The Committee will consider candidates at the recommendation of existing Board members, Company management, search firms or other consultants, or stockholders. Stockholders wishing to recommend director candidates to the Board may do so by writing to the Committee in care of the Corporate Secretary at the Company’s executive office, 505 Millennium Drive, Allen, TX 75013. At a minimum, director candidates should have demonstrated achievement in their particular field of endeavor, significant business or other management experience that would be of value to the Company, integrity and high ethical standards, good communication and leadership skills, and the ability and willingness to commit adequate time and attention to carry out their Board duties effectively. The Committee will evaluate candidates through background and reference checks, interviews and an analysis of each candidate’s qualifications and attributes in light of the current composition of the Board and the Company’s leadership needs at the time. The Nominating Committee does not have a formal policy with regard to the consideration of diversity in identifying director nominees, but the Committee strives to nominate directors with a variety of complementary skills so that, as a group, the Board will possess the appropriate talent, skills, experience and expertise to oversee the Company’s business. The current members of the Nominating Committee are Mr. Reilly, Mr. Rosenzweig and Mr. Stein, each of whom has been determined to be independent as discussed above. The Nominating Committee has adopted a charter which is available on the Company’s website at www.corporate.pfsweb.com (the contents of the website are not incorporated in this Proxy Statement by reference). The Nominating Committee met one time during the calendar year ended December 31, 2017.

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

 The Audit Committee is currently comprised of three directors, Mr. Reilly, Mr. Beatson (who serves as Chairman) and Ms. Luechtefeld, each of whom has been determined by the Board of Directors to be independent as discussed above, and is able to read and understand fundamental financial statements, including the Company’s balance sheet, income statement and cash flow statement. The Board of Directors has determined that, based on his relevant experience as described above, Mr. Reilly is qualified as the audit committee financial expert within the meaning of applicable SEC regulations and has the requisite financial sophistication required by the NASD listing standards. The Audit Committee met a total of nine times during calendar year 2017. The Committee has adopted a written amended and restated audit committee charter setting out the audit-related functions of the Audit Committee, and the Committee reviews and reassesses the adequacy of the charter on an annual basis. A copy of the charter is available on the Company’s website at www.corporate.pfsweb.com.

The Compensation Committee approves, or in some cases recommends, to the Board, remuneration and compensation arrangements involving the Company’s executive officers and other key employees. The current members of the Compensation Committee are Mr. Beatson, Mr. Nagakura and Mr. Reilly (who serves as Chairman), each of whom has been determined by the

Board of Directors to be independent as discussed above. The Compensation Committee also serves as the Committee which administers the Company’s 2005 Employee Stock and Incentive Plan. The Compensation Committee has adopted a charter which is available on the Company’s website at www.corporate.pfsweb.com. The Compensation Committee met three times during the calendar year ended December 31, 2017.

The Technology and Cybersecurity Committee is responsible for review and oversight of technology-based issues. The Technology and Cybersecurity Committee is comprised of three directors, Ms. Luechtefeld (who serves as Chairman), Mr. Nagakura and Mr. Stein. The Technology and Cybersecurity Committee has adopted a charter which is available on the Company’s website at www.corporate.pfsweb.com. The Technology and Cybersecurity Committee met four times during the calendar year ended December 31, 2017.

During calendar year 2017, no current director or director nominee attended fewer than 75% of the aggregate of all meetings of the Board and the committees, if any, upon which such director served and which were held during the period of time that such person served on the Board or such committee.

Communicating with the Board of Directors

Stockholders wishing to communicate with one or more Directors or the Board as a whole may do so in a writing addressed to the Director(s) or the Board and sent to the Corporate Secretary, PFSweb, Inc., 505 Millennium Drive, Allen, TX 75013.

Code of Ethics

The Board has approved a code of business conduct and ethics in accordance with rules of the SEC and NASD listing standards applicable to all directors, officers and employees, including the chief executive officer, senior financial officers and the principal accounting officer. The code is intended to provide guidance to directors and management to assure compliance with law and promote ethical behavior. Copies of the Company’s code of business conduct and ethics may be found on the Company’s website at www.corporate.pfsweb.com.

Board Leadership Structure

Currently, the Company has separated the roles of Chief Executive Officer and Chairman in order to permit the Chief Executive Officer to focus his efforts in improving the Company’s operations. In addition, to assure effective independent oversight of the Company management, all of the other Board members are currently independent directors who may meet in executive session without management present. Similarly, each committee of the Board is comprised entirely of independent directors. The Company’s Bylaws further permit the appointment of a lead independent director by the other independent directors. The lead director is authorized to prepare the agendas for executive sessions of the independent directors and chair those sessions, facilitate communications between the Chairman and other members of the Board, and act as a liaison to shareholders who request direct communication with the Board. Prior to his being appointed as Chairman, Mr. Reilly served as the lead director.

Risk Management

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks more fully described in our annual and quarterly filings with the SEC, including risks relating to dependence on clients and suppliers, competition, cybersecurity and data breaches, product development, credit and liquidity, acquisitions and foreign expansion and other business risks. Management is responsible for the day-to-day management of risks we face, while our Board of Directors, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our Board of Directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. The Board of Directors, together with its committees, provides company-wide oversight of our management and handling of risk. At meetings of the Board of Directors and its committees, directors receive regular updates from management regarding risk management. Outside of formal meetings, the Board, its committees and individual Board members have regular access to the executive officers of the Company and are often consulted by management in respect of Company operations.

Section 16(a) Beneficial Ownership Reporting Compliance

Due to an administrative error on the part of the Company relating to the reporting of contingent awards, Mr. Willoughby, Mr. Madden, Mr. Thomann, Mr. Fuentes and Ms. Johnson did not timely report the receipt of one restricted stock unit award and one performance share award granted to them during 2017, and Mr. Hess did not timely report the receipt of two restricted stock unit awards and one performance share award granted to him during 2017.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Program

The Compensation Committee of the Board is responsible for establishing and implementing our compensation philosophy. The Compensation Committee believes that the total compensation paid to our executive officers should be and is fair, reasonable and competitive. In this section of the Proxy Statement, the individuals who served during our fiscal year ended December 31, 2017 as our Chief Executive Officer and the other executive officers included in the Summary Compensation Table on page 12, are referred to as the “Named Executive Officers.”

Compensation Philosophy and Objectives

The Compensation Committee believes that executive officer compensation be structured to provide competitive base salaries and benefits to attract and retain superior employees and to provide short- and long-term incentive compensation to incentivize executive officers to attain, and to reward executive officers for attaining, established financial and operational goals that are consistent with increasing stockholder value. The Compensation Committee may use cash and stock bonuses and retention based equity awards as key components in the short- and long-term incentive compensation arrangements for executive officers, including the Named Executive Officers.

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

•

Compensation should relate directly to performance and incentive compensation should be a portion of total compensation. We aim to foster a pay-for-performance culture, with the bonus portion of total compensation being “at risk.” Accordingly, any bonus payable as part of total compensation should be tied to and vary with our financial, operational and/or strategic performance.

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

Our executive compensation program is designed to reward the achievement of goals regarding growth, productivity and profitability, including such goals as:

•	To assist the Company in achieving and surpassing its internal targets and budgets, including financial and operating targets.
•	To recruit, motivate and exhibit leadership that aligns employees’ interests with that of our stockholders.
•	To develop business models and systems that seek out strategic opportunities, which benefit us and our stockholders.
•	To implement a culture of compliance and commitment to operate our business with the highest standards of professional conduct and compliance.

Compensation Committee Practices and Procedures

The Compensation Committee determines and reviews the value and forms of compensation for the Named Executive Officers and other officers based on the Compensation Committee members’ general knowledge and experience, as well as, if appropriate, compensation surveys prepared by third party firms. The Compensation Committee is authorized to retain compensation consultants to assist the Committee in its efforts.

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

The Compensation Committee annually reviews the performance of the Chief Executive Officer and determines the total compensation, including base salary, cash or stock bonus and long-term equity compensation, for the Chief Executive Officer. The Chief Executive Officer does not participate in such determination. The Compensation Committee also authorizes and approves an aggregate pool of short term and long term bonus and incentive cash and equity compensation for non-executive officers, with the allocation of such awards (and other compensation related matters) to be made or approved by the Chief Executive Officer.

Setting Executive Compensation

Based on the foregoing compensation philosophy, the Compensation Committee has structured our annual, short- and long-term compensation to motivate executives to achieve the financial performance objectives we set and to incentivize the executives to achieve and exceed, and to reward the executives for achieving and exceeding, such objectives. During fiscal year 2017, the Compensation Committee retained Alvarez & Marsal as an outside consulting firm to provide broad market information and general assistance to the Compensation Committee in connection with the design of the Company’s executive base salary and incentive compensation plans.

2017 Executive Officer Compensation Components

For the year ended December 31, 2017, the principal components of compensation for Named Executive Officers were:

•	base salary;
•	performance-based incentive compensation, including both short-term cash or stock incentive compensation and long-term equity incentive compensation;
•	retirement and other benefits; and
•	perquisites and other personal benefits.

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

Performance-Based Incentive Compensation

Our 2005 Employee Stock and Incentive Plan, as amended and restated (the “Plan”) provides the Compensation Committee with the flexibility to design cash and stock-based incentive compensation programs to promote performance and the achievement of our goals and objectives by executive officers and other key employees by allowing them to participate in our long-term growth and profitability. The Compensation Committee believes that providing performance-based incentive compensation is necessary to attract and retain superior executive talent and to align the financial interests of executive officers with those of our stockholders. A portion of each executive officer’s potential aggregate compensation is in the form of incentive compensation. There are two types of performance-based incentive compensation used by the Compensation Committee. The first type is short-term incentive compensation in the form of a performance based cash or stock award, which generally is earned upon the achievement of certain individual and/or Company performance goals for the applicable fiscal year. The second type is long-term incentive compensation in the form of grants of performance shares, stock options, restricted stock or restricted stock units, which generally include certain vesting conditions, such as continued employment, financial performance and/or comparative market performance of the Company’s common stock.

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

	2015 Performance-Based Cash Award	As of December 31, 2017
		2015 Performance Shares			2015 Restricted Stock Units
2015 Named Executive Officers		Vested	Unvested	Forfeited	Vested	Unvested

Michael C. Willoughby	$-	25,023	25,023	50,045	47,600	-
Thomas J. Madden	$-	11,374	11,374	22,748	18,744	-
C. Travis Hess	$135,000	2,417	2,417	4,834	-	-

The number of Performance Shares issued under the 2015 Awards shown in the table above are subject to four-year vesting, with the first vesting date being December 31, 2015.  Vesting of the Performance Shares is dependent upon meeting specified criteria which varies across the Named Executive Officers and includes continued employment, the achievement of certain Company performance goals for the applicable fiscal year and the comparative performance (on an annual and cumulative basis) of the Company’s common stock on NASDAQ compared to the Russell Micro Cap Index. Based upon the failure to achieve certain vesting criteria, certain of the Performance Shares did not vest and were forfeited. The vested Restricted Stock Units were settled in 2016 by the issuance of the number of shares shown above.

In March 2016, pursuant to the Plan, the Company issued Performance-Based Cash Awards, Restricted Stock Units and Performance Share Awards to the Company’s Named Executive Officers and certain senior management (the “2016 Awards”). Under the terms of the 2016 Awards, the determination of the dollar amount of the Performance-Based Cash Awards and the number of Restricted Stock Units and Performance Shares that each such individual received was subject to, and calculated by reference to, the achievement by the Company of a performance goal measured by a range of targeted adjusted EBITDA performance for 2016, and/or achievement by each such individual or one or more individual performance goals.  Based on the Company’s 2016 financial performance, no 2016 Awards were paid or issued.

In March 2017, pursuant to the Plan, the Company issued the following Restricted Stock Units. The Restricted Stock Unit Awards are subject to three-year vesting beginning in December 2017 based upon continued employment. The first vested installments of the Restricted Stock Units were settled in 2018 by the issuance of the number of shares shown below.

2017 Named Executive Officers	2017 Restricted Stock Unit Award	As of December 31, 2017
		Vested	Unvested

Michael C. Willoughby	30,176	10,059	20,117
Thomas J. Madden	13,867	4,622	9,245
C. Travis Hess (1)	18,095	6,032	12,063
R. Zach Thomann	9,766	3,255	6,511
Elizabeth E. Johnson	10,547	3,516	7,031

____________________________________

(1)	Total Award includes 7,353 Restricted Stock Units issued in August 2017.

In March 2017, pursuant to the Plan, the Company issued the following market-based Performance Share Awards. The Performance Share Awards are subject to three-year vesting beginning in December 2017 based upon continued employment and the comparative performance (on an annual and cumulative basis) of the Company’s common stock on NASDAQ compared to the Russell Micro Cap Index. Based upon the failure to achieve certain vesting criteria, certain of the Performance Shares did not vest and were forfeited. The portion of the Performance Shares which did vest were settled in 2018 by the issuance of the number of shares shown below.

2017 Named Executive Officers	2017 Performance Share Award	As of December 31, 2017
		Vested	Unvested	Forfeited

Michael C. Willoughby	117,685	3,822	112,455	1,408
Thomas J. Madden	54,083	1,757	51,679	647
C. Travis Hess (1)	25,158	1,146	23,480	532
R. Zach Thomann	12,696	618	11,850	228
Elizabeth E. Johnson	13,711	668	12,797	246

____________________________________

(1)	Total Award includes 11,193 Performance Shares issued in August 2017.

In March 2017, pursuant to the Plan, the Company also issued the following Performance-Based Cash Awards and Performance-Based Share Awards to the Company’s Named Executive Officers and certain senior management (the “2017 Awards”). Under the terms of the 2017 Awards, the determination of the dollar amount of the Performance-Based Cash Awards and the number of Performance Shares that each such individual received was subject to, and calculated by reference to, the achievement by the Company of a performance goal measured by a range of targeted revenue and adjusted EBITDA performance goals for 2017. Based on the Company’s 2017 financial performance, the Performance Shares did not vest and were forfeited.

2017 Named Executive Officers	2017 Performance-Based Cash Award	2017 Performance-Based Share Award	As of December 31, 2017
			Vested	Unvested	Forfeited

Michael C. Willoughby	$-	104,609	-	-	104,609
Thomas J. Madden	-	54,082	-	-	54,082
C. Travis Hess	68,681	-	-	-	-
R. Zach Thomann	-	6,348	-	-	6,348
Elizabeth E. Johnson	-	6,855	-	-	6,855

In lieu of the 2017 Awards, in March 2018, pursuant to the Plan, the Company issued the following Other Stock-Based Awards and cash Awards to the Company’s Named Executive Officers.  The Other Stock-Based Awards represent the grant of unrestricted shares of the Company’s common stock.

Named Executive Officer	2017 Cash Award	2017 Other Stock-Based Award

Michael C. Willoughby	$70,000	-
Thomas J. Madden	$60,000	-
C. Travis Hess	$-	2,692
R. Zach Thomann	$10,000	4,711
Elizabeth E. Johnson	$15,000	-

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

Our 401(k) plan allows for discretionary employer matching funds of the employee contribution. During 2017, the employer match portion was 12% of the employee’s contribution to 401(k) plan. The limit for employee contributions set by IRS for 2017 was $18,000 per year. Employees that are age 50 or older are allowed to make an additional “catch-up” contribution up to $6,000 per year. We do not provide any other tax-qualified deferred compensation plans or programs for our executive officers.

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

Deductibility of Executive Compensation

As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code (the “Code”). Section 162(m), as in effect for 2017, provided that we could not deduct compensation of more than $1 million paid in any year to the CEO or any of the three other most highly compensated officers (excluding the CFO), unless the compensation qualified as “performance-based compensation” under Section 162(m). In connection with granting incentive compensation to our named executive officers, the Compensation Committee’s historical practice has been to consider the implications under Section 162(m) and it was our preference to qualify our executives’ compensation for deductibility under Section 162(m), to the extent the Compensation Committee believed it to be consistent with the Company’s best interests, while retaining flexibility to grant compensation that may not have qualified for a deduction if the Compensation Committee determined that such compensation was otherwise in the best interests of the Company and its stockholders. The 2017 Tax Act, which was signed into law in December 2017, eliminated the exception for “performance-based” compensation with respect to 2018 and future years. As a result, we expect that, except to the extent that compensation is eligible for limited transition relief applicable to binding contracts in effect on November 2, 2017, compensation over $1 million per year paid to any named executive officer (and any person who was a named executive for any year beginning with 2017) will be nondeductible under Section 162(m).

2017 Say-on Pay Vote

At our last three annual meetings, a non-binding, advisory resolution approving the compensation paid to our named executive officers, as disclosed in our proxy statement for each such annual meeting, including the Compensation Discussion and Analysis, compensation tables and narrative discussions, was approved by our stockholders. In designing an executive compensation program for 2017, the Compensation Committee recognized the support previously received by the Company’s stockholders for its historical compensation practices.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included herein.

The Compensation Committee:

David Beatson

Shin Nagakura

James Reilly (Chairman)

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid or accrued by the Company to the Company’s Chief Executive Officer, Chief Financial Officer and to each of the three most highly compensated executive officers of the Company (the “Named Executive Officers”) for services rendered to the Company during the three fiscal years ended December 31, 2017:

					Non-Equity
				Stock	Incentive Plan	All Other
	Year	Salary (1)	Bonus (2)	Awards (3)	Compensation (4)	Compensation (5)	Total

Michael C. Willoughby	2017	$494,542	$70,000	$1,213,981	$-	$25,020	$1,803,543
Chief Executive Officer and	2016	509,124	-	920,643	-	24,486	1,454,253
President	2015	461,358	-	1,540,316	-	28,995	2,030,669
Thomas J. Madden	2017	$340,696	$60,000	$587,466	$-	$38,199	$1,026,361
Executive Vice President -	2016	350,873	-	437,964	-	41,134	829,971
Chief Financial Officer	2015	319,608	-	628,256	-	34,589	982,453
C. Travis Hess	2017	$279,735	$-	$260,755	$68,681	$22,497	$631,668
Executive Vice President -	2016	274,373	-	42,003	-	19,437	335,813
Chief Revenue Officer and General Manager - LiveArea	2015	239,258	-	119,170	135,000	18,366	511,794
R. Zach Thomann	2017	$260,843	$10,000	$182,850	$-	$22,481	$476,174
Senior Vice President and General
Manager – PFS Operations
Elizabeth E. Johnson	2017	254,015	$15,000	$159,676	$-	$26,125	$454,816
Senior Vice President -	2016	246,309	-	100,000	-	18,597	364,906
Agency Services

____________________________________

(1)	Salary represents base salary earnings.
(2)	Represents non-performance based cash awards earned.
(3)

Represents issuance of Performance Share Awards (“Performance Shares”) and Restricted Stock Unit Awards (“RSUs” and together with Performance Shares, the “Awards”) under the Company’s 2005 Employee Stock and Incentive Plan, as amended and restated (the “Plan”). RSUs issued in respect of 2015 compensation were settled by the issuance of shares in 2016. Performance Shares are subject to three-four-year vesting and certain additional criteria, depending upon Award grant, including continued employment, the comparative performance (on an annual and cumulative basis) of the Company’s common stock on NASDAQ as compared to the Russell Micro Cap Index and/or achievement of certain Company performance goals. The amounts reported in this column represent the grant date fair value for these Awards as calculated in accordance with Accounting Standards Codification Topic 718. The assumptions made in calculating the grant date fair value amounts for the Awards are summarized in Note 9 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2017. At the maximum Awards shares, these values for Mr. Willoughby would be: 2015: $1,930,842; 2016: $1,147,318; 2017: $1,520,235; for Mr. Madden would be: 2015: $805,751; 2016: $561,780; 2017: $737,085; for Mr. Hess would be: 2015: $156,907; 2016: $52,506; 2017: $307,985; for Mr. Thomann would be: 2017: $208,457; and for Ms. Johnson would be: 2016: $150,000; 2017: $187,322. The values for the Awards shares included in this column that were subsequently forfeited were as follows: for Mr. Willoughby: 2015: $263,659; 2016: $920,643; 2017: $515,989; for Mr. Madden: 2015: $119,834; 2016: $437,964; 2017: $266,703; for Mr. Hess: 2015: $25,478; 2016: $42,003; 2017: $3,742; for Mr. Thomann: 2017: $31,417; and for Ms. Johnson: 2016: $100,000; 2017: $33,922. The amounts in this column do not necessarily correspond to the actual economic value that may be realized by the Named Executive Officers from the Awards.

(4)	Represents performance-based cash awards earned under the Plan.
(5)

Represents amounts paid in respect of life insurance premiums, automobile allowance and expenses for the personal use of automobile, Company paid healthcare premiums and, for certain individuals, club dues and memberships.

OUTSTANDING EQUITY AWARDS AT 2017 FISCAL YEAR END

The following table sets forth the number of unexercised options and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2017.

		Option Awards				Stock Awards
		Number of	Number of			Equity incentive	Equity incentive
		Securities	Securities			plan awards:	plan awards: Market
		Underlying	Underlying			Number of	or payout value of
		Unexercised	Unexercised	Option	Option	unearned shares that	unearned shares that
		Options	Options	Exercise	Expiration	have not vested	have not vested
Named Executive Officer	Grant Date	(# Exercisable)	(# Unexercisable)	Price ($)	Date	(#) (1)	($) (2)

Michael C. Willoughby	3/30/2011	50,000	-	$5.00	3/29/2021	-	$-
	3/31/2015	-	-	$-	-	25,023	$185,921
	3/31/2017	-	-	$-	-	132,572	$985,010
Thomas J. Madden	5/20/2008	8,723	-	$4.14	5/19/2018	-	$-
	4/19/2010	45,000	-	$4.00	4/18/2020	-	$-
	3/30/2011	65,000	-	$5.00	3/29/2021	-	$-
	3/31/2015	-	-	$-	-	11,374	$84,509
	3/31/2017	-	-	$-	-	60,924	$452,665
C. Travis Hess	3/31/2015	-	-	$-	-	2,417	$17,958
	3/31/2017	-	-	$-	-	20,195	$150,049
	8/4/2017	-	-	$-	-	15,348	$114,036
R. Zach Thomann	9/10/2013	2,500	-	$5.61	9/9/2023	-	$-
	3/31/2015	-	-	$-	-	1,706	$12,676
	3/31/2017	-	-	$-	-	18,361	$136,422
Elizabeth E. Johnson	3/30/2011	10,000	-	$5.00	3/29/2021	-	$-
	3/31/2015	-	-	$-	-	3,412	$29,002
	3/31/2017	-	-	$-	-	19,828	$147,322

 ____________________________________

(1)

Awards consist of Performance Share Awards (“Performance Shares”) and Restricted Stock Units (“RSUs” and collectively “the Awards”) under the Plan. The RSUs are subject to three-year vesting and the Performance Shares are subject to three-four-year vesting and certain additional criteria, depending upon Award grant, including continued employment, the comparative performance (on an annual and cumulative basis) of the Company’s common stock on NASDAQ as compared to the Russell Micro Cap Index and/or achievement of certain Company performance goals.

(2)	Market value is computed by multiplying the number of Performance Share Awards by $7.43, which was the closing price per share of the Company’s common stock on December 31, 2017, on NASDAQ.

OPTION EXERCISES AND STOCK VESTED

The following table sets forth certain information concerning each exercise of stock options, Stock Appreciation Rights (“SARs”) and similar instruments, and each vesting of stock, including restricted stock, restricted stock units and similar instruments, during the 2017 fiscal year for each of the Named Executive Officers on an aggregated basis.

	Option Awards		Stock Awards
	Number of shares	Value realized	Number of shares	Value realized
Named Executive Officer	acquired on exercise (#)	on exercise ($)	acquired on vesting (#)	on vesting ($) (1)

Michael C. Willoughby	-	$-	19,256	$143,072
Thomas J. Madden	4,255	$7,872	8,129	$60,398
C. Travis Hess	-	$-	9,870	$73,334
R. Zach Thomann	-	$-	9,022	$67,033
Elizabeth E. Johnson	-	$-	4,934	$36,660

____________________________________

(1)

Value realized upon vesting is computed by multiplying the number of shares acquired on vesting by $7.43, which was the closing price per share of the Company’s common stock on December 31, 2017, on NASDAQ.

EMPLOYMENT, CHANGE OF CONTROL AND TERMINATION ARRANGEMENTS FOR EXECUTIVES

The Company and each of Mr. Willoughby and Mr. Madden have entered into Change in Control and Severance Agreements. Under these agreements, and in consideration of certain commitments of the officer to continue employment, upon the occurrence of a change in control, all unvested options held by the officer immediately vest and become exercisable. During the two year period following a change in control (whenever occurring), if the employment of the officer is terminated (other than for cause, death, disability or retirement), or if there is a material adverse change in the officer’s responsibilities, compensation or benefits to which the officer does not consent, then, in each case, the officer is entitled to receive from the Company (1) all salary and bonus amounts accrued through the date of termination, (2) a severance payment equal to twice the officer’s salary and bonus amount (which is defined as the greater of (i) the highest annual incentive bonus earned by the executive during the last three completed fiscal years or (ii) the executive’s then target bonus, if any) and (3) continuation for two years of all employee benefits (unless otherwise provided by a subsequent employer). If applicable, the officer is also entitled to receive an additional payment to compensate the officer for any additional excise tax liability arising by reason of the receipt of such severance or bonus payment. The agreement terminates upon the voluntary resignation or termination of employment by the officer.

In addition, upon a change in control, certain unvested Performance Shares and all Restricted Stock Units issued to the Named Executive Officers immediately vest and each recipient is entitled to receive an additional payment to compensate the officer for any additional excise tax liability arising by reason of the receipt of such shares.

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

For purposes of providing quantitative disclosure of the foregoing, assuming that a qualifying triggering event occurred as of December 31, 2017: (i) Mr. Willoughby would have been entitled to receive aggregate cash payments of approximately $1,030,000

(payable over 24 months), other benefits with an estimated value of approximately $105,000, and up to 398,600 shares of the Company’s stock valued at $2,961,598 based on the $7.43 closing price of the Company’s stock on December 31, 2017, (and, in the event of a change in control, an additional amount of up to 24,100 shares of the Company’s stock valued at $179,063 based on the $7.43 closing price of the Company’s stock on December 31, 2017, plus, if applicable, an additional payment to cover any excise tax liability) and (ii) Mr. Madden would have been entitled to receive aggregate cash payments of approximately $710,000 (payable over 24 months), other benefits with an estimated value of approximately $105,000, and up to 183,051 shares of the Company’s stock valued at $1,360,069 based on the $7.43 closing price of the Company’s stock on December 31, 2017 (and, in the event of a change in control, an additional amount of up to 3,812 shares of the Company’s stock valued at $28,323 based on the $7.43 closing price of the Company’s stock on December 31, 2017, plus, if applicable, an additional payment to cover any excise tax liability).

The Company and each of the other Named Executive Officers have entered into agreements under which, and in consideration for, among other things, the agreement of such individual to be bound by a restrictive covenant, in the event of the termination of his or her employment other than for cause (including termination following a reduction in his or her base salary unless such reduction is part of, and proportionate with, a general reduction in officer compensation), each such individual is entitled to a severance benefit of continuation of base salary, Restricted Stock Units and Performance Shares vesting and employee benefits for the nine month period (twelve months in the case of Mr. Hess) following termination. In addition, upon a change in control, certain unvested Performance Shares and all unvested Restricted Stock Units held by such individual immediately vest.

For purposes of providing quantitative disclosure of the foregoing, assuming that a qualifying triggering event occurred as of December 31, 2017: (i) Mr. Hess would have been entitled to receive aggregate cash payments of approximately $315,000 (payable over twelve months) and other benefits with an estimated value of approximately $35,000, and up to 20,190 shares of the Company’s stock valued at $150,012 based on the $7.43 closing price of the Company’s stock on December 31, 2017 (and, in the event of a change in control, an additional amount of up to 10,334 shares of the Company’s stock valued at $76,782 based on the $7.43 closing price of the Company’s stock on December 31, 2017); (ii) Mr. Thomann would have been entitled to receive aggregate cash payments of approximately $187,500 (payable over nine months) and other benefits with an estimated value of approximately $25,000, and up to 8,166 shares of the Company’s stock valued at $60,673 based on the $7.43 closing price of the Company’s stock on December 31, 2017 (and, in the event of a change in control, an additional amount of up to 8,710 shares of the Company’s stock valued at $64,715 based on the $7.43 closing price of the Company’s stock on December 31, 2017); (iii) Ms. Johnson would have been entitled to receive aggregate cash payments of approximately $202,500 (payable over nine months), other benefits with an estimated value of approximately $25,000, and up to 8,716 shares of the Company’s stock valued at $64,760 based on the $7.43 closing price of the Company’s stock on December 31, 2017 (and, in the event of a change in control, an additional amount of up to 9,373 shares of the Company’s stock valued at $69,641 based on the $7.43 closing price of the Company’s stock on December 31, 2017).

2017 CEO Pay Ratio

Item 402(u) of Regulation S-K requires that we disclose the ratio of annual total compensation of our Chief Executive Officer (“CEO”) to that of the median of the annual total compensation of all our employees except the CEO (the "median employee"). We began the process of identifying our median employee by determining that we had 3,050 employees as of October 6, 2017, the first pay period end date for the month in the United States, which is our largest employee population. Our employee population consisted of our full-time, part-time and temporary employees located in the United States, Belgium, Canada, the U.K. and India. As permitted by SEC rules, we excluded 40 employees in Bulgaria (approximately 1% of our total employee population) from this employee population for purposes of determining our median employee. Of our population, 24% were part-time or temporary and 14% of our population are employed in India.

To determine our median employee, we used "gross pay" for each employee obtained from our internal payroll records as a consistently applied compensation measure. "Gross pay" includes all compensation we paid to each employee, before withholding for taxes. We believe this consistently applied compensation measure reasonably reflects annual compensation across our employee base. We annualized gross pay for permanent employees who commenced work during fiscal 2017. Our median employee from this population was one of our full-time distribution center employees whose compensation we felt was reasonably representative of the median compensation of all our employees except the CEO. We determined that this person's annual total compensation was $24,199. We then calculated the ratio of our CEO's annual total compensation, $1,803,543, as reported in the "Total" column of the Summary Compensation Table above (which includes contingent and forfeited awards as described in footnote (3) thereto), to that of this median employee. Based upon the methodology described above, we estimate that the ratio of CEO pay to median employee pay is 75:1.

The SEC rules allow companies to use estimates, assumptions, adjustments, statistical sampling and unique definitions of compensation to identify the median employee and calculate the pay ratio. Our estimated pay ratio may not be comparable to other companies because of the differences in how pay ratios may be calculated.

Supplemental Pay Ratio Disclosure. Of the Company’s CEO’s annual total compensation, $1,020,856, or 57%, is subject to vesting based on the Company’s 2017 financial performance and/or the comparative annual or cumulative market performance of the

Company’s common stock on NASDAQ as compared to the Russell Micro Cap Index during the period from 2017 through 2019. If performance targets are not met, a portion or all of this could be forfeited and not realized. For the 2017 vesting period, $515,990 of the Company’s CEO’s 2017 annual total compensation was forfeited.  An additional $193,126, or 11%, of the Company’s CEO annual total compensation is also subject to vesting based on continued employment with the Company over the period from 2017 through 2019.  One third of this amount vested in 2017 and the remainder is subject to vesting in 2018 and 2019. Excluding the $515,990 of the total CEO compensation that was forfeited, the total CEO compensation amount is $1,287,553 and the ratio of CEO pay to median employee pay is 53:1.

2017 DIRECTOR COMPENSATION

The following table sets forth the compensation earned by non-employee Directors for their service on the Board of Directors and its committees, as applicable, during the year ended December 31, 2017:

	Fees Earned or	Stock	Option
Named Executive Officer	Paid in Cash	Awards (1)	Awards (1)	Total

David I. Beatson (2)	$-	$100,000	$-	$100,000
Monica Luechtefeld (3)	-	100,000	-	100,000
James F. Reilly (4)	-	100,000	-	100,000
Benjamin Rosenzweig (5)	-	100,000	-	100,000
Peter J. Stein (6)	-	100,000	-	100,000

_________________

(1)	Represents aggregate grant date fair value in accordance with ASC Topic 718.
(2)	Mr. Beatson had 78,510 options and 40,752 deferred stock units outstanding as of December 31, 2017.
(3)	Ms. Luechtefeld had 30,000 options and 37,977 deferred stock units outstanding as of December 31, 2017.
(4)	Mr. Reilly had 78,510 options and 40,752 deferred stock units outstanding as of December 31, 2017.
(5)	Mr. Rosenzweig had 40,000 options and 40,752 deferred stock units outstanding as of December 31, 2017.
(6)	Mr. Stein had 30,000 options and 22,073 deferred stock units outstanding as of December 31, 2017.

For 2017, each non-employee Director received a quarterly retainer (“Retainer”) equal to $25,000. Each quarterly Retainer is effected through the issuance of a Deferred Stock Unit (a “DSU”) under the Plan. The DSU represents the right to receive a number of shares of Common Stock equal to the Retainer divided by the closing price of the Common Stock immediately preceding the DSU grant date. Shares are not issuable under the DSU until the Director no longer serves on the Board.

Directors who are also employees of the Company or any of its subsidiaries receive no remuneration for serving as directors or Committee members.

Mr. Nagakura is eligible to participate in the Company’s compensation programs for non-employee Directors. As the representative of TCI, however, under TCI’s current policy, Mr. Nagakura is not permitted to receive remuneration for serving as a director of the Company. Accordingly, Mr. Nagakura received no compensation as a Director during 2017.

Effective as of April 2018, the quarterly Retainer was increased to $30,000, which shall continue to be paid through the issuance of DSUs as described above. In addition, effective as of April 2018, the Chairman of the Board and the chairpersons of the Audit, Compensation and Technology and Cybersecurity committees are entitled to receive an annual payment of $7,500.

Compensation Committee Interlocks and Insider Participation

During 2017, Mr. Reilly, Mr. Nagakura and Mr. Beatson served on the Compensation Committee. None of the members of the Compensation Committee has had a relationship with the Company or any subsidiary other than as a director or stockholder. No executive officer of the Company served or serves on the Compensation Committee or board of any company that employed or employs any member of Company’s Compensation Committee or Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of April 27, 2018, certain information regarding the beneficial ownership of the Company’s Common Stock by (i) each person who is known to the Company to beneficially own more than 5% of the Common Stock, (ii) each of the Directors and Named Executive Officers of the Company individually and (iii) the Directors and executive officers of the Company as a group. The information contained in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, as such, also includes shares acquirable within 60 days. Unless otherwise indicated, the stockholders identified in this table have sole voting and investment power with respect to the shares owned of record by them.

Name and Address of Beneficial Owner	Number of Shares	Percent (1)

transcosmos, inc. (2)
21-25-18 Shibuya, Shibuya-ku
Tokyo 150-8530 Japan	3,678,779	19.2%
Wellington Management Group, LLP (3)
280 Congress Street, Boston, MA 02210	2,661,718	13.9%
AWM Investment Company, Inc. (4)
527 Madison Avenue, New York, NY 10022	1,560,394	8.1%
Engine Capital Management, LLC (5)
1370 Broadway, New York, NY 10018	1,428,798	7.5%
Thomas J. Madden (6)	267,724	1.4%
Michael C. Willoughby (6)	238,839	1.2%
James F. Reilly (6)	148,188	*
David I. Beatson (6)	133,188	*
Benjamin Rosenzweig (6)	87,550	*
Monica Luechtefeld (6)	74,775	*
Peter J. Stein (6)	48,871	*
Elizabeth E. Johnson (6)	25,706	*
R. Zach Thomann (6)	11,217	*
C. Travis Hess (6)	8,531	*
Shinichi Nagakura (6)	-	*

All directors and executive officers as a group (11 persons) (7)	1,044,589	5.1%

___________________________

*	Represents less than 1%
(1)	This table is based on 19,147,369 shares of Common Stock outstanding on April 27, 2018.
(2)	Based on a March 25, 2014 Form SC 13 D/A filing by transcosmos, inc.
(3)	Based on a February 14, 2018 Form SC 13 G/A filing by Wellington Management Group, LLP.
(4)	Based on a February 9, 2018 Form SC 13 G/A filing by AWM Investment Company, Inc.
(5)	Based on a February 14, 2018 Form 13F-HR filing by Engine Capital Management, LLC.
(6)

Includes the following shares issuable under outstanding vested options and deferred stock units: Thomas J. Madden – 110,000; Michael C. Willoughby – 50,000; James F. Reilly – 126,060; David I. Beatson – 126,060; Benjamin Rosenzweig – 87,550; Monica Luechtefeld – 74,775; Elizabeth E. Johnson – 10,000; Peter J. Stein – 48,871; and R. Zach Thomann – 2,500.

(7)	Includes 635,816 shares of Common Stock issuable under outstanding vested options and deferred stock units.

The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2017. For additional information about our equity compensation plans, see Note 9 to and Item 12 in the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2017:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights (1)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category
Equity compensation plans approved by shareholders	1,674,027	$7.87	792,927
Equity compensation plans not approved by shareholders	—		—

(1) Excludes 176,726 service-based restricted stock units, 334,341 performance based and market based restricted stock units and 182,306 deferred stock units

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

Item 14.	Principal Accounting Fees and Services

Fees billed to the Company by BDO USA, LLP for the years 2016 and 2017

The following table sets forth (i) the aggregate fees billed by BDO USA, LLP relating to the audit of the 2016 and  2017 consolidated financial statements and (ii) the fees for other professional services billed by BDO USA, LLP in connection with services rendered during 2016 and 2017.

Fee Type	2017	2016

Audit fees (a)	$704,160	$675,300
Audit-related fees (b)	65,656	171,000
Tax fees (c)	5,000	10,500
All other fees	-	-

(a)

Includes fees for professional services rendered in connection with the audit of the annual financial statements and internal control review, reviews of the quarterly financial statements, and fees paid for the audit of the Company’s subsidiary, Supplies Distributors, to satisfy requirements of its senior debt agreements.

(b)

Consists of aggregate fees billed for assurance services provided in connection with reports on certain internal controls under Statement on Standards for Attestation Engagements (SSAE) No. 18 and acquisition related due diligence activities.

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

Policy on Audit Committee Pre Approval of Audit and Permissible Non Audit Services of Independent Registered Public Accountants

The Audit Committee pre-approves all audit and permissible non-audit services provided by the Company’s independent auditors. These services may include audit services, audit related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case by case basis. During 2017 all audit, non-audit and tax services provided by BDO USA, LLP were pre-approved by the Audit Committee in accordance with this policy.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report or incorporated by reference:

(a)(1). Financial Statements

The response to this portion of Item 15 was previously filed with the Form 10-K on March 16, 2018.

(a)(2). Financial Statement Schedules

The response to this portion of Item 15 was previously filed with the Form 10-K on March 16, 2018.

(a)(3) and (b). Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of, or are incorporated by reference into, this Amendment.

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

10.51 (35)	Ninth Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.
10.52 (36)	Form of 2015 Company Performance-Based Restricted Stock Unit Award Agreement.

Exhibit Number	Description of Exhibits
10.53 (36)	Form of 2015 Individual Performance-Based Restricted Stock Unit Award Agreement.
10.54 (36)	Form of 2015 Performance Shares Award Agreement.
10.55 (37)	Credit Agreement dated August 5, 2015 by and among Priority Fulfillment Services, Inc., PFSweb, Inc., and certain Subsidiaries and Affiliates, Incremental Commitment Lenders and Regions Bank.
10.56 (37)	Asset Purchase Agreement by and among CrossView, Inc., Cardinal Asset Acquisition Corp., PFSweb, Inc., and Shareholders of CrossView, Inc.
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

10.60 (39)	Lease agreement dated March 17, 2016 by and between Stateline J, LLC and Priority Fulfillment Services, Inc.
10.61 (39)	Guaranty dated March 21, 2016 by PFSweb, Inc., in favor of Stateline J, LLC.
10.62 (39)	Deed of Sub-Lease dated December 31, 2015 by and between Milestone Buildcon Private Limited and PFSweb Global Services Private Limited.
10.63 (40)	Lease agreement dated June 30, 2016 by and between US Industrial Reit III – Midwest and Priority Fulfillment Services, Inc.
10.64 (41)	Second Amendment to Lease agreement dated October 20, 2016 by and between Stateline J, LLC and Priority Fulfillment Services, Inc.
10.65 (41)	Lease Extension and Amending agreement dated May 31, 2016 by and between M&R Commercial Properties, Inc. and Priority Fulfillment Services of Canada, Inc.
10.66 (41)	First Amendment to Lease agreement dated September 16, 2016 by and between Binyan Realty, LP and Priority Fulfillment Services, Inc.
10.67 (41)	Second Amendment to Lease agreement dated September 16, 2016 by and between Binyan Realty, LP and Priority Fulfillment Services, Inc.
10.68 (42)	Expansion Agreement and Amendment to Lease agreement dated June 20, 2016 by and between 2145312 Ontario, Inc. and Priority Fulfillment Services, Inc.
10.69 (42)	Settlement and Release Agreement between Priority Fulfillment Services, Inc. and Cindy Almond.
10.70 (43)	Form of 2017 STI Company Performance Based Cash Award.
10.71 (43)	Form of 2017 STI Company Performance Based Share Award.
10.72 (43)	Form of 2017 LTI Time Based Restricted Stock Unit Award.
10.73 (43)	Form of 2017 LTI Non- Executive Time and Performance Based Restricted Stock Unit Award.
10.74 (43)	Form of 2017 LTI TSR Executive Performance Based Share Award.
10.75 (46)	Sixth Amendment to Lease Agreement by and between Western B. South MS, LLC and Priority Fulfillment Services, Inc. dated August 14, 2017.
10.76 (46)	Amendment to Lease by and between GPT Stateline Road Owner LLC and Priority Fulfillment Services, Inc. dated September 12, 2017.
10.77 (47)	Amendment 19 to Agreement for Inventory Financing.

21 (47)	Subsidiary Listing.

Exhibit Number	Description of Exhibits

23.1 (47)	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

31.1 (47)	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
31.2 (47)	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
32.1 (47)	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (48)	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.3 (48)	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS (47)	XBRL Instance Document.
101.SCH (47)	XBRL Taxonomy Extension Schema.
101.CAL (47)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF (47)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB (47)	XBRL Taxonomy Extension Label Linkbase.
101.PRE (47)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).
(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended March 31, 2001.
(3)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2002.
(4)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2002.
(5)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2002.
(6)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2003.
(7)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2003.
(8)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2004.
(9)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2004.
(10)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2005.
(11)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2005.
(12)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2005.
(13)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2006.
(14)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2006.
(15)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 13, 2007.
(16)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2007.
(17)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2008.
(18)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form 8-A filed on June 14, 2000.
(19)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 30, 2008.
(20)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 2, 2008.
(21)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on January 6, 2009.
(22)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2008.
(23)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2009.
(24)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2010.
(25)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 25, 2010.
(26)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 2, 2010.
(27)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2011.
(28)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2011.
(29)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 15, 2013.
(30)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2013.
(31)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 20, 2013.
(32)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 18, 2013.

(33)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2013.
(34)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2014.
(35)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2014.
(36)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on April 6, 2015.
(37)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 19, 2015.
(38)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 30, 2015.
(39)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2015.
(40)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2015.
(41)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2016.
(42)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2016.
(43)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2016.
(44)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2017.
(45)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2017.
(46)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2017.
(47)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2017.
(48)	Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2018By: /s/ Thomas J. Madden______________________

Thomas J. Madden,
Executive Vice President and Chief Financial and Accounting Officer