Form 10-Q
period 2018-03-31
PFSWEB INC
filed 2018-05-15
CIK 1095315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

As of May 7, 2018, there were 19,147,369 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PFSweb, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	(Unaudited)
	March 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,646	$19,078
Restricted cash	214	214
Accounts receivable, net of allowance for doubtful accounts of $375 and $373 at March 31, 2018 and December 31, 2017, respectively	50,004	72,062
Inventories, net of reserves of $250 and $342 at March 31, 2018 and December 31, 2017, respectively	6,660	5,326
Other receivables	4,754	5,366
Prepaid expenses and other current assets	6,893	6,633
Total current assets	85,171	108,679
PROPERTY AND EQUIPMENT:
Cost	116,953	120,403
Less: accumulated depreciation	(93,833)	(96,225)
	23,120	24,178
IDENTIFIABLE INTANGIBLES, net	2,956	3,371
GOODWILL	45,961	45,698
OTHER ASSETS	3,742	3,861
Total assets	$160,950	$185,787
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$32,038	$45,070
Accrued expenses	24,388	29,074
Current portion of long-term debt and capital lease obligations	6,017	9,460
Deferred revenues	5,969	7,405
Performance-based contingent payments	4,000	3,967
Total current liabilities	72,412	94,976
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	36,685	37,866
DEFERRED REVENUES, less current portion	2,846	4,034
DEFERRED RENT	5,263	5,464
OTHER LIABILITIES	2,045	2,150
Total liabilities	119,251	144,490

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 19,154,332 and 19,058,685 shares issued at March 31, 2018 and December 31, 2017, respectively; and 19,120,865 and 19,025,218 outstanding at March 31, 2018 and December 31, 2017, respectively	19	19
Additional paid-in capital	151,032	150,614
Accumulated deficit	(109,754)	(109,281)
Accumulated other comprehensive income	527	70
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	41,699	41,297
Total liabilities and shareholders’ equity	$160,950	$185,787

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2018	2017
REVENUES:
Service fee revenue	$56,487	$57,265
Product revenue, net	9,765	11,318
Pass-through revenue	12,169	10,185
Total revenues	78,421	78,768
COSTS OF REVENUES:
Cost of service fee revenue	35,608	39,584
Cost of product revenue	9,316	10,725
Cost of pass-through revenue	12,169	10,185
Total costs of revenues	57,093	60,494
Gross profit	21,328	18,274
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	20,659	21,718
Income (loss) from operations	669	(3,444)
INTEREST EXPENSE, net	605	637
Income (loss) before income taxes	64	(4,081)
INCOME TAX EXPENSE, net	813	775
NET LOSS	$(749)	$(4,856)

NET LOSS PER SHARE:
Basic	$(0.04)	$(0.26)
Diluted	$(0.04)	$(0.26)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	19,145	18,736
Diluted	19,145	18,736
COMPREHENSIVE LOSS:
Net loss	$(749)	$(4,856)
Foreign currency translation adjustment	457	296
TOTAL COMPREHENSIVE LOSS	$(292)	$(4,560)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSweb, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(749)	$(4,856)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,978	3,907
Amortization of debt issuance costs	37	37
Provision for doubtful accounts	-	(9)
Provision for excess and obsolete inventory	59	20
Loss on disposal of fixed assets	27	-
Deferred income taxes	(33)	175
Stock-based compensation expense	646	524
Changes in operating assets and liabilities:
Accounts receivable	22,480	19,739
Inventories	(1,390)	(1,433)
Prepaid expenses, other receivables and other assets	490	1,779
Deferred rent	(198)	(162)
Accounts payable, deferred revenues, accrued expenses and other liabilities	(18,335)	(19,812)
Net cash provided by (used in) operating activities	6,012	(91)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(927)	(666)
Proceeds from sale of property and equipment	54	-
Net cash used in investing activities	(873)	(666)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	59	2
Taxes paid on behalf of employees for withheld shares	(287)	—
Payments on capital lease obligations, net	(531)	(892)
Payments on term loan	(750)	(563)
Payments on revolving loan	(32,133)	(28,346)
Borrowings on revolving loan	28,099	22,021
Payments on other debt	(2,205)	(589)
Net cash used in financing activities	(7,748)	(8,367)

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	177	339

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,432)	(8,785)

Cash and cash equivalents, beginning of period	19,078	24,425
Restricted cash, beginning of period	214	215
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	19,292	24,640

Cash and cash equivalents, end of period	16,646	15,640
Restricted cash, end of period	214	215
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$16,860	$15,855

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	157	47
Cash paid for interest	491	561
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and capital leases	$894	$769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PFSweb, Inc. and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and include all normal and recurring adjustments necessary to present fairly the unaudited condensed consolidated balance sheets, statements of operations and comprehensive loss, and statements of cash flows for the periods indicated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. This report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Results of the Company’s operations for interim periods may not be indicative of results for the full fiscal year. The Company reclassifies certain prior year amounts, as applicable, to conform to the current year presentation.

2. Significant Accounting Policies

For a complete set of the Company’s significant accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Changes in significant accounting policies during the three months ended March 31, 2018 are described below.

Revenue and Cost Recognition

We derive revenue primarily from services provided under contractual arrangements with our clients or from the sale of products under our distributor agreements. The majority of our revenue is derived from contracts and projects that can span from a few months to three to five years.

Revenue is recognized when (or as) we satisfy performance obligations by transferring a promised good or service, an asset, to a client or customer. An asset is transferred to a client or customer when, or as, the client or customer obtains control over that asset. The transaction price includes fixed and, in certain contracts, variable consideration.

Variable consideration contained within our contracts includes discounts, rebates, incentives, penalties and other similar items. When a contract includes variable consideration, we estimate the variable consideration to determine whether any of it needs to be constrained. We include the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We estimate variable consideration and constraints based on our review of the contract terms and conditions. Variable consideration and constraint amounts are the most likely amounts based on our history with the customer. If no history is available, then we will book the most likely amount based on the range of possible consideration amounts. Variable consideration was not significant for the three-month period ended March 31, 2018 or any other reporting period presented. Variable consideration and constraints are updated at each reporting date.

We evaluate our contractual arrangements to determine whether or not they include multiple performance obligations. Revenue recognition is determined for each distinct performance obligation of the contract in accordance with Accounting Standard Codification (“ASC”) 606 (“ASC 606”). We allocate revenue to each performance obligation based on the transaction price which is the total amount of consideration to which we will be entitled to under the contract.

Incremental contract costs (such as sales commissions) are expensed when incurred when the amortization period of the asset that would have been recognized is one year or less; otherwise, incremental contract costs are recognized as an asset and amortized over time as promised goods and services are transferred to a customer. When losses are expected to be incurred on a contract, we recognize the entire anticipated loss in the accounting period when the loss becomes evident to the extent the project has been completed. The loss is recognized when the current estimate of the consideration we expect to receive, modified to include unconstrained variable consideration instead of constrained variable consideration, is less than the current estimate of total costs for the contract. We did not recognize any significant contract losses, and we did not have any significant incremental contract costs that needed to be capitalized in the three months ended March 31, 2018.

Service Fee Revenue

Our service fee revenue includes activities that relate to our PFS Operations and Live Area Professional Services business units. PFS Operations primarily includes distribution, customer care, order management and payment services. Live Area Professional Services primarily includes commerce and digital experience strategy consulting, creative website design and marketing support, and technology platform integration services. We typically charge our service fee revenue on either a time and materials, fixed price, cost-plus, a percent of shipped revenue, or retainer basis for our professional services, or a per transaction basis, such as a per item basis for fulfillment services or a per labor hour basis for web-enabled customer contact center services. Additional fees are billed for other services.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

Distribution services relate primarily to inventory management, product receiving, warehousing and fulfillment (i.e., picking, packing and shipping product on our clients’ behalf). Order management and customer care services relate primarily to taking customer orders for our clients’ products via various channels such as telephone call-center, electronic or facsimile. These services also entail addressing customer questions related to orders, as well as merchandising activities. These performance obligations typically include related set-up and integration services in preparation of performing such activities.

Professional services relate primarily to design, implementation and support of eCommerce platforms, website solutions and quality control for our clients. Additionally, the Company provides digital agency services that enable client marketing programs to attract new customers, convert buyers and increase website value. We recognize revenue as services are rendered and costs as they are incurred.

We perform front-end set-up and integration services to support client eCommerce platforms and websites. These front-end set-up and integration services do not meet the criteria for recognition as a separate performance obligation, and as such, we recognize them with other design work, typically through time and material arrangements. We recognize revenue as services are rendered and costs as they are incurred.

Most of our fixed price, professional services contracts require the customer to pay us for all costs plus a margin for work performed up until termination date, regardless of which party terminates.   For these contracts, revenue is recognized based on input methods, generally hours expended. The input method measures progress toward the satisfaction of the performance obligation by multiplying the transaction price of the performance obligation by the percentage of hours incurred to total estimated hours as of the balance sheet date after giving effect to the most current estimates. If reasonable and reliable costs estimates cannot be made, we recognize revenue when the uncertainty is resolved or at completion of the project.

Our billings for reimbursement of out-of-pocket expenses, including travel and certain third-party vendor expenses such as shipping and handling costs and telecommunication charges, are included in pass-through revenue. The related reimbursable costs are reflected as cost of pass-through revenue.

Product Revenue

Depending on the terms of the customer arrangement, product revenue and product cost is recognized at the point the customer gains control of the asset. The specific point in time when control transfers depends on the contract with the customer. We permit our customers to return product.  Product revenue is reported net of estimated returns and allowances, which are estimated based upon historical return information. Management also considers any other current information and trends in making estimates.

In instances where revenue is derived from product sales from a third-party, we record revenue on a gross basis when we are a principal to the transaction and net of costs when we are acting as an agent between the customer or client and the vendor. We consider several factors to determine whether we are a principal or an agent, most notably whether we are the primary obligor to the vendor or customer, have established our own pricing and have inventory and credit risks, if applicable.

Impact of Recently Issued Accounting Standards

Pronouncements Recently Adopted

In May 2014, the FASB issued ASC 606, “Revenue from Contracts with Customers”, which replaces numerous requirements in U.S. GAAP, including industry-specific requirements, provides companies with a single revenue recognition model for recognizing revenue from contracts with clients and customers and significantly expands the disclosure requirements for revenue arrangements. The new standard, as amended, became effective for the Company for interim and annual reporting periods beginning on January 1, 2018. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application with disclosure of results under the new and old standards for the first year of adoption.

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method applied to the contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, “Revenue Recognition”.

Practical expedients

The standard allows entities to use several practical expedients. The standard requires public entities to disclose their use of practical expedients — the practical expedient associated with the determination of whether a significant financing component exists and the expedient for recording an immediate expense for certain incremental costs of obtaining a contract with a client or customer. Contracts of less than a year with a financing component will be expensed in that period as a practical expedient. Our current contracts

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

do not have a financing component. Commissions on contracts of less than one year will be expensed as a practical expedient.  Commissions will be capitalized on contracts over one year. As of March 31, 2018, our commission structure did not include commissions in excess of one year. We have elected the practical expedient to exclude from our disclosure contracts that involve projects with variable consideration, and contracts of one year or less.  We also present our revenues net of tax as a practical expedient.

We recorded a net increase to opening retained earnings of $0.3 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to our adjustments to deferred revenues and costs. We recorded a reduction of $0.7 million to deferred revenue, a reduction of $0.4 million to deferred costs, and a contract liability of $0.1 million.

The impact of applying ASC 606 for the three months ended March 31, 2018 was a decrease of $0.1 million to revenues and a decrease of $0.1 million to operating profits.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force” (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Certain issues addressed in this guidance include debt payments or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investments and beneficial interests in securitization transactions. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. Adoption of ASU 2016-15 as of January 1, 2018 did not have an impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued an ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 amends the presentation of restricted cash within the consolidated statements of cash flows, requiring that restricted cash be added to cash and cash equivalents on the consolidated statements of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-18 in the three-month period ended March 31, 2018 on a retrospective basis with no impact to the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, ASU 2017-01 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Adoption of ASU 2017-01 did not have an impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), clarifying when a change to the terms or conditions of a stock-based payment award must be accounted for as a modification. ASU 2017-09 requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. ASU 2017-09 is effective for the Company on a prospective basis beginning on January 1, 2018. Adoption of ASU 2017-09 did not have an impact on the Company’s consolidated financial statements as it is not the Company’s general practice to change either the terms or conditions of stock-based payment awards once they are granted.

In March 2018, the FASB issued ASU 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”). The amendments in ASU 2018-05 provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Cuts and Jobs Act (“Tax Reform Act”). The amendments also require any provisional amounts or subsequent adjustments to be included in net income. Additionally, ASU 2018-05 discusses required disclosures that an entity must make with regard to the Tax Reform Act. ASU 2018-05 is effective immediately as new information is available to adjust provisional amounts that were previously recorded. The Company has adopted ASU 2018-05 and will continue to evaluate indicators that may give rise to a change in our tax provision as a result of the Tax Reform Act.

Pronouncements Not Yet Adopted

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

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill impairment” (“ASU 2017-04”), which removes Step 2 of the goodwill impairment test. A goodwill impairment will now be determined by the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  ASU 2017-04 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019, with early adoption permitted. The Company does not expect the adoption of ASU 2017-04 to have a material impact on the Company’s consolidated financial statements.

3. Revenue from Contracts with Customers

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the client or customer and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

Our performance obligations can be separated as PFS Operations, which includes distribution, customer care, order management and payment services, and Live Area Professional Services, which includes commerce strategy consulting, creative design and marketing support, and technology platform integration services. For contracts with multiple performance obligations, we base transaction price to each performance obligation using the most likely sales amount for the distinct good or service in the contract. The primary method used to calculate the most likely sales amount is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service.

Implementation services related to setup costs for PFS Operations are not distinct within the context of the contract because of the inter-dependence of the integrating services with other services promised in the contract into a bundle of services that represent the combined output for which the customer has contracted.  Therefore, these are not separate performance obligations. These implementation revenues and costs are amortized from one month after go live through the end of the contract period. Transaction based fees are generally charged monthly based on volume and contract price.

Substantially all of our professional services are satisfied over time, as the clients or customers simultaneously receive and consume the benefits provided by our service as we perform.  Substantially all of our Operations Services, including Product Revenue, are recognized at a point in time, with the exception of initial integration services, which are deferred. The transaction price for each performance obligation is based on the consideration specified in the contract with the client or customer and contains fixed and/or variable consideration. Additionally, we have an enforceable right to payment for performance completed to date.

Remaining performance obligations represent the transaction price of firm orders for which work has not been performed. As of March 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $43.8 million. The Company expects to recognize revenue on approximately 35% of the remaining performance obligations in 2018, 64% through 2019, and the remaining recognized thereafter.

Contract Estimates

A number of factors relating to our business affect the recognition of contract revenue. We typically structure our professional services contract pricing as time and materials, fixed-price or a cost plus fixed fee. We believe that our operating results should be evaluated over a time period during which major contracts are in progress, and change orders, cost recoveries and other claims are negotiated and realized.

For fixed-price arrangements, we typically recognize revenue based on the input method, generally hours expended over time proportionately, based on actual hours to budgeted hours during the period, provided reliable cost estimates for a project can made. We use this method because we consider effort incurred to date to be the best available measure of progress on contract in progress. If we cannot reasonably estimate project costs or margin, we recognize revenue as costs are incurred as our contracts contain an enforceable right to payment for performance completed to date.

Provisions for estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. The loss is recognized, to the extent the loss has been incurred, based on actual hours incurred versus budgeted hours. We did not recognize any significant contract losses for the three months ended March 31, 2018.

Contract modifications are routine in the performance of our contracts. Change orders that result from modification of an original contract are taken into consideration for revenue recognition when they result in a change of total contract value and are approved by our clients. In most instances, contract modifications are for services that are not distinct, and therefore, are accounted for as part of the existing contract.  If the contract has significant scope changes, of non-interrelated and non-interdependent products or services, then it will be viewed as a separate contract and accounted for separately.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

Contract Assets and Contract Liabilities

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date. The contract assets are transferred to the receivables when the rights become unconditional. The contract liabilities primarily relate to the advance consideration received from customers for customer contracts.

In certain of our arrangements, billing occurs subsequent to revenue recognition, resulting in unbilled accounts receivable. However, the Company sometimes receives advances or deposits from our customers prior to revenue being recognized which results in contract liabilities.

The Company’s payment terms vary by the type and location of our customers and the type of services offered. The term between invoicing and when payment is due is generally not significant.

Contract balances consisted of the following (in thousands):

	March 31,	January 1,
	2018	2018
Accounts Receivable
Trade Accounts Receivable, net	$48,881	$70,923
Unbilled Accounts Receivable	1,604	172
Total Accounts Receivable	$50,485	$71,095
Contract Liabilities
Accrued Contract Liabilities	$666	$583
Deferred Revenue	8,815	10,697
Total Contract Liabilities	$9,481	$11,280

Changes in contract liabilities during the period was a decrease of $2.5 million in our net contract liabilities from December 31, 2017 to March 31, 2018, primarily due to a decrease of $2.6 million in deferred revenue due to amortization and recognition of revenue in the three months ended March 31, 2018, as well as the impact of the cumulative effect of the adoption of ASC 606. We have no contract assets at March 31, 2018.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits (contract liabilities) on the consolidated balance sheet. These assets/liabilities are reported on the consolidated balance sheet on a contract basis at the end of each reporting period.

Changes in the contract asset and liability balances during the three-month period ended March 31, 2018 were not materially impacted by any other factors.

PFS Operations revenue is primarily recognized at a point in time, based on the transaction volumes. LiveArea Professional Services revenue is primarily recognized over time, typically based on time and materials. The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by revenue source for the three months ended March 31, 2018 (in thousands):

	PFS Operations	LiveArea Professional Services	Total
Revenues:
Service fee revenue	$34,922	$21,565	$56,487
Product revenue, net	9,765	-	9,765
Pass-through revenue	11,800	369	12,169
Total revenues	$56,487	$21,934	$78,421

4. Inventory Financing

Supplies Distributors has a short-term credit facility with IBM Credit LLC (“IBM Credit Facility”) to finance its purchase and distribution of products of Ricoh Company Limited and Ricoh USA, Inc., a strategic business unit within the Ricoh Family Group of Companies (collectively hereafter referred to as “Ricoh”), in the United States, providing financing for eligible Ricoh inventory and certain receivables.

In January 2018, Supplies Distributors entered into Amendment No. 19 to the IBM Credit Facility. The Amended IBM Credit Facility adjusted the maximum borrowing under the facility from $13.0 million to $11.0 million and lowered the minimum PFS Subordinated Note receivable PFSweb is required to maintain from $2.5 million to $1.0 million.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility, which were $5.1 million and $7.1 million as of March 31, 2018 and December 31, 2017, respectively, as trade accounts payable in the condensed consolidated balance sheets. As of March 31, 2018, Supplies Distributors had $2.1 million of available credit under this facility. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5%, which resulted in a weighted average interest rate of 5.00% and 4.75% as of as of March 31, 2018 and December 31, 2017, respectively.

5. Debt and Capital Lease Obligations

Outstanding debt and capital lease obligations consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
U.S. Credit Agreement
Revolver	$9,200	$13,234
Term loan	26,250	27,000
Equipment loan	3,974	4,205
Debt issuance costs	(342)	(376)
Master lease agreements	3,498	3,135
Other	122	128
Total	42,702	47,326
Less current portion of long-term debt	6,017	9,460
Long-term debt, less current portion	$36,685	$37,866

U.S. Credit Agreement

As of March 31, 2018, the Company had $23.3 million of available credit under the revolving loan facility of the credit agreement of PFSweb, Inc. and its U.S. subsidiaries with Regions Bank, as agent for itself and one or more future lenders (“Credit Agreement”). As of March 31, 2018 and December 31, 2017, the weighted average interest rate on the revolving loan facility was 5.07% and 4.65%, respectively. As of March 31, 2018 and December 31, 2017, the weighted average interest rate on the term loan facility of the Credit Agreement was 4.43% and 4.05%, respectively.

6. Earnings Per Share

Basic net loss per common share was computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. The below outstanding common stock equivalents were excluded from the calculation of net loss per share because their effect would have been anti-dilutive due to our net loss for the three months ended March 31, 2018 and 2017 (shares in thousands):

	As of March 31,
	2018	2017
Stock options	1,048	1,228
Performance shares and restricted stock units	423	138
Deferred stock units	199	133
Total anti-dilutive stock options, performance shares and deferred stock units	1,670	1,499

7. Segment Information

  Prior to January 1, 2018, the Company’s operations were organized into two reportable segments: PFSweb and Business and Retail Connect. In accordance with ASC 280, Segment Reporting (“ASC 280”), an operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, to evaluate performance and make operating decisions.

Effective January 1, 2018, we changed our organizational structure in an effort to create more effective and efficient operations and to improve client and service focus. In that regard, we revised the information that our chief executive officer and chief financial officer, who are also our Chief Operating Decision Makers, regularly review for purposes of allocating resources and assessing performance. As a result, beginning January 1, 2018, we now report our financial performance based on our new reportable segments.

PFSweb, Inc. and Subsidiaries

Notes to Unaudited Condensed Financial Statements

These segments are comprised of strategic businesses that are defined by the service offerings they provide and consist of PFS Operations (which provides client services in relation to the customer physical experience, such as order management (OMS), order fulfillment, customer care and financial services) and Professional Services LiveArea (which provides client services in relation to the digital shopping experience of shopping online, such as strategic commerce consulting, strategy, design and digital marketing services and technology services). Each segment is led by a separate Business Unit Executive who reports directly to the Company’s Chief Executive Officer.

The CODM evaluates segment performance using business unit direct contribution, which is defined as business unit revenues less costs of fees and direct selling, general and administrative expenses, including depreciation and amortization. Direct contribution does not include any allocated Corporate expenses nor does it include stock-based compensation. The CODM does not routinely review assets by segment. The balance sheet by segment is not prepared and, therefore, we do not present segment assets below.

Corporate operations is a non-operating segment that develops and implements strategic initiatives and supports the Company’s operations by centralizing certain administrative functions such as finance, treasury, information technology and human resources.

All prior period segment information has been restated to conform to the 2018 presentation. The changes in the reportable segments have no effect on the consolidated balance sheets, statements of operations or cash flows for the periods presented.

Subsequent to change in the Company’s operating segments, the Company’s reporting units changed. We now have two reporting units: PFS Operations and LiveArea Professional Services. We allocated goodwill to our new reporting units using a relative fair value approach. In addition, we completed an assessment of any potential goodwill impairment for all reporting units immediately prior to and after the reallocation and determined that no impairment existed.

The following table discloses segment information for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Revenues:
PFS Operations	$56,487	$58,236
LiveArea Professional Services	21,934	20,532
Eliminations	-	-
Total revenues	$78,421	$78,768
Business unit direct contribution:
PFS Operations	$6,333	$5,405
LiveArea Professional Services	2,968	2,331
Total business unit direct contribution	$9,301	$7,736
Unallocated corporate expenses	(8,632)	(11,180)
Income (loss) from operations	$669	$(3,444)

8. Commitments and Contingencies

The Company received municipal tax abatements in certain locations. In prior years, the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to the Company’s tax abatement. The Company disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against the Company and the timing of the related payments has not been finalized. As of March 31, 2018, the Company believes it has adequately accrued for the expected assessment.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.

Forward-Looking Information

We have made forward-looking statements in this Report on Form 10-Q. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “seek,” “strive,” “believe,” “expect,” “anticipate,” “predict,” “potential,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “target,” “project” and “estimate” or similar expressions, we are making forward-looking statements. We have based these statements on our current expectations about future events. Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee these expectations will actually be achieved. In addition, some forward-looking statements are based upon assumptions about future events that may not prove to be accurate. Therefore, actual outcomes and results may differ materially from what is expected or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statement for any reason, even if new information becomes available or other events occur in the future.

Risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission could cause our results to differ materially from those expressed in our forward-looking statements.

Key Transactions and Events

During the three months ended March 31, 2018, we were impacted by the following key transactions and events that also affect comparability of our results to prior periods.

•

Effective January 1, 2018, we changed our organizational structure in an effort to create more effective and efficient operations and to improve client and service focus. As a result, beginning January 1, 2018, we report our financial performance based on our new reportable segments PFS Operations and LiveArea Professional Services. All prior period segment information has been restated to conform with the 2018 presentation. The changes in the reportable segments have no effect on the consolidated balance sheets, statements of operations and comprehensive loss or cash flows for the periods presented.

•

We adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018.  We used the modified retrospective method for the transition. Under the modified retrospective method, the cumulative effect of applying the new standard was recorded at January 1, 2018 for open contracts. Therefore, results for the three months ended March 31, 2018 and March 31, 2017 may not be comparable.

Overview

We are a global commerce solutions company. We manage the entire customer shopping experience for major branded manufacturers and retailers through two business segments, Live Area Professional Services and PFS Operations.  The Live Area Professional Services segment provides services in relation to the digital shopping experience of shopping online, such as strategic commerce consulting, strategy, design and digital marketing services and technology services. The PFS Operations segment, PFS, provides services in relation to the physical experience, such as order management, order fulfillment, customer care and payment services. We offer our services on an a la carte basis or as a complete end-to-end solution.

Service Fee Model. We refer to our standard seller services financial model for both of our business segments as the Service Fee model. In this model, our clients own the inventory and are the merchants of record and engage us to provide various infrastructure, technology and digital agency services in support of their business operations. We derive our service fee revenues from a broad range of service offerings that include digital agency and marketing, eCommerce technologies, system integration, order management, customer care, logistics and fulfillment, financial management and professional consulting. We offer our services as an integrated solution, which enables our clients to outsource their complete ecommerce needs to a single source and to focus on their core competencies, though clients are also able to select individual or groupings of our various service offerings on an à la carte basis. We currently provide services to clients that operate in a range of vertical markets, including technology manufacturing, computer products, cosmetics, fragile goods, coins and collectibles, apparel, telecommunications, consumer electronics and consumer packaged goods, among others.

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

Agent (Flash) Model. In our PFS Operations business unit, as an additional service, we offer the Agent, or Flash, financial model, in which our clients maintain ownership of the product inventory stored at our locations as in the Service Fee model. When a customer orders the product from our clients, a “flash” sale transaction passes product ownership to us for each order and we in turn immediately re-sell the product to the customer. The “flash” ownership exchange establishes us as the merchant of record, which enables us to use our existing merchant infrastructure to process sales to end customers, removing the need for the clients to establish these business processes internally, but permitting them to control the sales process to end customers. In this model, based on the terms of our current client arrangements, we record product revenue net of cost of product revenue as a component of service fee revenue in our consolidated statement of operations.

Retail Model. Our PFS Operations business unit also provides a Retail model allows us to purchase inventory from the client. In this model, which is primarily conducted through our Supplies Distributor subsidiaries, we place the initial and replenishment purchase orders with the client and take ownership of the product upon delivery to our facility. In this model, depending on the terms of our client arrangements, we may own the inventory and the accounts receivable arising from our product sales. Under the Retail model, depending upon the product category and sales characteristics, we may require the client to provide product price protection as well as product purchase payment terms, right of return, and obsolescence protection appropriate to the product sales profile. Depending on the terms of our client arrangements in the Retail model, we record in our consolidated statement of operations either: 1) product revenue as a component of product revenue, or 2) product revenue net of cost of product revenue as a component of service fee revenue. In general, we seek to structure client relationships in our Retail model under the net revenue approach to more closely align with our service fee revenue financial presentation and mitigate inventory ownership, although we have one client still utilizing the gross revenue approach. Freight costs billed to customers are reflected as components of product revenue. This business model generally requires significant working capital, for which we have credit available either through credit terms provided by our clients or under senior credit facilities.

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

Selling, General and Administrative expenses – consist of expenses such as compensation and related expenses for sales and marketing staff, distribution costs (excluding freight) applicable to the Agent and the Retail model, executive, management and administrative personnel and other overhead costs, including certain occupancy and information technology costs and depreciation and amortization expenses and acquisition related costs.

Monitoring and controlling our available cash balances and our expenses continues to be a primary focus. Our cash and liquidity positions are important components of our financing of both current operations and our targeted growth.

Operating Results

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended			% of Total
	March 31,			Revenues
	2018	2017	Change	2018	2017
Revenues
Service fee revenue	$56,487	$57,265	$(778)	72.0%	72.7%
Product revenue, net	9,765	11,318	(1,553)	12.5%	14.4%
Pass-through revenue	12,169	10,185	1,984	15.5%	12.9%
Total revenues	78,421	78,768	(347)	100.0%	100.0%
Costs of Revenues
Cost of service fee revenue (1)	35,608	39,584	(3,976)	63.0%	69.1%
Cost of product revenue (2)	9,316	10,725	(1,409)	95.4%	94.8%
Pass-through cost of revenue (3)	12,169	10,185	1,984	100.0%	100.0%
Total costs of revenues	57,093	60,494	(3,401)	72.8%	76.8%
Service fee gross profit (1)	20,879	17,681	3,198	37.0%	30.9%
Product revenue gross profit (2)	449	593	(144)	4.6%	5.2%
Pass-through gross profit (3)	—	—	—	—	—
Total gross profit	21,328	18,274	3,054	27.2%	23.2%
Selling General and Administrative expenses	20,659	21,718	(1,059)	26.3%	27.6%
Income (loss) from operations	669	(3,444)	4,113	0.9%	(4.4)%
Interest expense, net	605	637	(32)	0.8%	0.8%
Income (loss) before income taxes	64	(4,081)	4,145	0.1%	(5.2)%
Income tax expense, net	813	775	38	1.0%	1.0%
Net loss	$(749)	$(4,856)	$4,107	(1.0)%	(6.2)%

(1)	Represents the percent of Service fee revenue.
(2)	Represents the percent of Product revenue, net.
(3)	Represents the percent of Pass-through revenue.

Segment Operating Data

PFS Operations (in thousands, except percentages)

	Three Months Ended
	March 31,
	2018	2017	Change	Change, %
Revenues:
Service fee revenue	$34,922	$37,007	$(2,085)	(6)%
Product revenue, net	9,765	11,318	(1,553)	(14)%
Pass-through revenue	11,800	9,911	1,889	19%
Total revenues	$56,487	$58,236	$(1,749)	(3)%
Costs of revenues:
Cost of service fee revenue	$25,338	$29,369	$(4,031)	(14)%
Cost of product revenue	9,316	10,725	(1,409)	(13)%
Cost of pass-through revenue	11,800	9,911	1,889	19%
Total costs of revenues	$46,454	$50,005	$(3,551)	(7)%
Gross profit	$10,033	$8,231	$1,802	22%
Direct operating expenses	3,700	2,826	874	31%
Direct contribution	$6,333	$5,405	$928	17%

PFS Operations total revenues for the three months ended March 31, 2018 decreased by $1.7 million compared with the corresponding period in 2017. Service fee revenue decreased by $2.1 million due to the impact of client transitions, including certain lower-margin engagements, partially offset by new and expanded client relationships. Product revenue, net, decreased by $1.6 million due to that revenue stream being primarily dependent on one client, whose business has, and is expected to continue to decline.

PFS Operations gross margin improved to 17.8% for the three months ended March 31, 2018 as compared to 14.1% in the same period of the prior year due to an increase in service fee related gross margin, which increased to 27.4% for the three months ended March 31, 2018 as compared to 20.6% in the prior year. This service fee gross margin increase was primarily due to the transition of certain lower margin engagements, improved operational efficiency and focus on higher margin service offerings.

Direct operating expenses increased by $0.9 million for the three months ended March 31, 2018 compared to the corresponding period in 2017. The increase was primarily due to higher facility and personnel costs.

LiveArea Professional Services (in thousands, except percentages)

	Three Months Ended
	March 31,
	2018	2017	Change	Change, %
Revenues:
Service fee revenue	$21,565	$20,258	$1,307	6%
Pass-through revenue	369	274	95	35%
Total revenues	$21,934	$20,532	$1,402	7%
Costs of revenues:
Cost of service fee revenue	$10,270	$10,215	$55	1%
Cost of pass-through revenue	369	274	95	35%
Total costs of revenues	$10,639	$10,489	$150	1%
Gross profit	$11,295	$10,043	$1,252	12%
Direct operating expenses	8,327	7,712	615	8%
Direct contribution	$2,968	$2,331	$637	27%

LiveArea Professional revenues for the three months ended March 31, 2018 increased by $1.4 million compared with the corresponding period in 2017, while gross margin increased to 51.5% from 48.9% due to new and expanded client relationships.

Direct operating expenses increased by $0.6 million for the three months ended March 31, 2018 compared to the corresponding period in 2017. The increase was primarily due to underutilization of certain billable resources driven by a delay in project starts as well as increased sales related personnel expenses.

Corporate (in thousands, except percentages)

	Three Months Ended
	March 31,
	2018	2017	Change	Change, %
Unallocated corporate expenses	$8,632	$11,180	$(2,548)	(23)%

Unallocated corporate expenses decreased by $2.5 million for the three months ended March 31, 2018 compared to the corresponding period in 2017. The decrease was primarily due to $1.3 million decrease in severance costs and $1.3 million earnout expense related to our 2015 acquisition of CrossView, Inc. recorded in the three months ended March 31, 2017, partially offset by an increase in personnel-related and stock-based compensation expenses and certain technology systems costs.

Income Taxes

During the three months ended March 31, 2018, we recorded a tax provision comprised primarily of $0.6 million related to the majority of our international operations, $0.1 million related to state income taxes, and $0.1 million associated with the tax amortization of goodwill relation to our CrossView acquisition. A valuation allowance has been provided for the majority of our domestic net deferred tax assets, which are primarily related to our net operating loss carryforwards, and for certain foreign deferred tax assets.

For the three months ended March 31, 2018 and 2017, the Company has utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings and (ii) the Company’s ongoing assessment that the recoverability of its deferred tax assets is not likely in several jurisdictions.

On December 22, 2017, the United States government enacted the Tax Cuts and Jobs Act, commonly referred to as the Tax Reform Act. The Tax Reform Act includes significant changes to the U.S. income tax system, including, but not limited to: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; repeal of the Alternative Minimum Tax (“AMT”); full expensing provisions related to business assets; creation of new minimum taxes, such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which will result in a one-time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”). The provisional impacts of this legislation are outlined below:

•

Beginning January 1, 2018, the U.S. corporate income tax rate is 21%. The Company is required to recognize the impacts of this rate change on its deferred tax assets and liabilities in the period enacted. At December 31, 2017, we remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Tax Reform Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount related to the remeasurement of our deferred tax balance was $12.1 million that was mostly offset by a change in the valuation allowance, except for a $0.6 million benefit that was recorded to our income statement related to tax amortization of goodwill for the period ended December 31, 2017.

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

•

The Tax Reform Act creates a new requirement that Global Intangible Low Tax Income (“GILTI”) earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Reform Act. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current period expense when incurred or to factor such amounts into the Company's measurement of its deferred taxes. The Company has not yet completed its analysis of the GILTI tax rules and is not yet able to reasonably estimate the effect of this provision of the Tax Reform Act or make an accounting policy election for the accounting treatment whether to record deferred taxes attributable to the GILTI tax. The Company has not recorded any amounts related to potential GILTI tax in the Company’s consolidated financial statements.

The income tax effects recorded in the Company’s consolidated financial statements as a result of the Tax Reform Act are provisional in accordance with ASU 2018-05, ASU 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“SAB 118”) (“ASU 2018-05”), as the Company has not yet completed its evaluation of the impact of the new law. SAB 118 allows for a measurement period of up to one year after the enactment date of the Tax Reform Act to finalize the recording of the related tax impacts.

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

Our cash position decreased in the three months ended March 31, 2018 primarily from using cash generated from operations to pay down our outstanding debt obligations.

Cash Flows from Operating Activities

During the three months ended March 31, 2018, cash income from operations before working capital changes was $3.0 million, compared to a cash loss of $0.2 million in the same period of the prior year. In addition, we received cash flow benefits due to decreases in accounts receivable, prepaid expenses, other receivables and other assets. The above cash proceeds were partially offset by decreases in accounts payable, deferred revenues, accrued expenses and other liabilities.

Cash Flows from Investing Activities

Cash used in investing activities included capital expenditures of $0.9 million during the three months ended March 31, 2018 compared to $0.7 million in the same period of 2017, exclusive of property and equipment acquired under debt and capital lease financing, which consisted primarily of capitalized software costs and equipment purchases.

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

Cash Flows from Financing Activities

During the three months ended March 31, 2018, cash used in financing activities was $7.7 million, primarily related to repayments on our debt and capital lease obligations, partially offset by borrowings under our revolving loan. During the three months ended March 31, 2017, cash used in financing activities was $8.4 million, primarily related to repayments on our debt and capital lease obligations, partially offset by borrowings under our revolving loan.

Working Capital

During the three months ended March 31, 2018, our working capital decreased to $12.8 million as of March 31, 2018 compared to $13.7 million at December 31, 2017.

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

Our term and revolving loan facilities described below contain both financial and non-financial covenants. To the extent we fail to comply with our debt covenants, including the financial covenant requirements, and we are not able to obtain a waiver, the lenders would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral. An acceleration of the repayment of our credit facility obligations may have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all such obligations. As of March 31, 2018, we were in compliance with all debt covenants. Further, non-renewal of any of our credit facilities may have a material adverse impact on our business and financial condition.

Inventory Financing

To finance its distribution of Ricoh products in the U.S., Supplies Distributors has a short-term credit facility with IBM Credit LLC (“IBM Credit”) that provides financing for eligible inventory and certain receivables. We have provided a collateralized guarantee to secure the repayment of this credit facility. The IBM Credit facility does not have a stated maturity and both parties have the ability to exit the facility following a 90-day notice. The Company has direct vendor credit terms with Ricoh to finance Supplies Distributors European subsidiary’s inventory purchases.

This credit facility contains various restrictions upon the ability of Supplies Distributors and its subsidiaries to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, we are required to maintain a subordinated loan to Supplies Distributors, not maintain restricted cash of more than $5.0 million, are restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or its subsidiaries under these facilities if they are unable to do so. We have also provided a guarantee of substantially all of the obligations of Supplies Distributors and its subsidiaries to IBM and Ricoh.

In January 2018, Supplies Distributors entered into Amendment No. 19 to the IBM Credit Facility. The Amended IBM Credit Facility adjusts the maximum borrowing under the facility from $13.0 million to $11.0 million and lowers the minimum PFS Subordinated Note receivable PFSweb is required to maintain from $2.5 million to $1.0 million.

Debt and Capital Lease Obligations

U.S. Credit Agreement. In August 2015, we entered into a credit agreement (“Credit Agreement”) with Regions Bank, as agent for itself, Bank of America N.A., HSBC Bank USA, National Association and one or more future lenders (the “Lenders”). Under this Credit Agreement, and subject to the terms set forth therein, the Lenders have agreed to provide a revolving loan facility for up to $32.5 million and a term loan facility for up to $30 million. Subject to the terms of the Credit Agreement, we have the ability to increase the total loan facilities to $75 million. Availability under the revolving loan facility, which was approximately $23.3 million as of March 31, 2018, may not exceed a borrowing base of eligible accounts receivable (as defined). Advances under the Credit Agreement accrue interest at a variable rate, plus an applicable margin, and have a five year maturity, with scheduled amortization payments for term loan advances. The Credit Agreement is secured by a lien on substantially all of the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the shares of certain of the Company’s foreign subsidiaries. The Credit Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum fixed charge ratio and a maximum leverage ratio. In June 2016, PFSweb also entered into a Master Agreement with Regions Bank to provide equipment loans financing for certain capital expenditures.

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

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). As of March 31, 2018, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2018, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

a)	Exhibits:

Exhibit No.	Description of Exhibits
3.1 (1)	Amended and Restated Certificate of Incorporation of PFSweb, Inc.
3.1.1 (2)	Certificate of Amendment of Certificate of Incorporation of PFSweb, Inc.
3.1.2 (4)	Certificate of Amendment to Certificate of Incorporation of PFSweb, Inc.
3.1.3 (5)	Certificate of Amendment to Certificate of Incorporation of PFSweb, Inc.
3.1.4 (7)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.
3.2 (1)	Amended and Restated By-Laws.
3.2.1 (3)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.
3.2.2 (6)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.
3.2.3 (7)	Amendments to the Amended and Restated By-Laws of PFSweb, Inc.
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

31.1 (10)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 (10)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (10)	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS (10)	XBRL Instance Document.
101.SCH (10)	XBRL Taxonomy Extension Schema.
101.CAL (10)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF (10)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB (10)	XBRL Taxonomy Extension Label Linkbase.
101.PRE (10)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).
(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended December, 31, 2005 filed on March 31, 2006.
(3)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 13, 2007.
(4)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 2, 2008.
(5)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 14, 2009.
(6)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 2, 2010.
(7)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 18, 2013.
(8)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 19, 2015.
(9)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 30, 2015.
(10)	Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2018

PFSweb, Inc.

By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer
Chief Accounting Officer
Executive Vice President