Form 10-Q
period 2018-06-30
PFSWEB INC
filed 2018-08-09
CIK 1095315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

As of August 6, 2018, there were 19,258,092 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PFSweb, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	(Unaudited)
	June 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,622	$19,078
Restricted cash	214	214
Accounts receivable, net of allowance for doubtful accounts of $393 and $373 at June 30, 2018 and December 31, 2017, respectively	53,387	72,062
Inventories, net of reserves of $296 and $342 at June 30, 2018 and December 31, 2017, respectively	5,677	5,326
Other receivables	4,460	5,366
Prepaid expenses and other current assets	6,470	6,633
Total current assets	83,830	108,679
PROPERTY AND EQUIPMENT:
Cost	116,690	120,403
Less: accumulated depreciation	(94,932)	(96,225)
	21,758	24,178
IDENTIFIABLE INTANGIBLES, net	2,535	3,371
GOODWILL	45,424	45,698
OTHER ASSETS	3,636	3,861
Total assets	$157,183	$185,787
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$30,910	$45,070
Accrued expenses	22,532	29,074
Current portion of long-term debt and capital lease obligations	5,537	9,460
Deferred revenues	5,397	7,405
Performance-based contingent payments	—	3,967
Total current liabilities	64,376	94,976
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	40,329	37,866
DEFERRED REVENUES, less current portion	2,869	4,034
DEFERRED RENT	5,129	5,464
OTHER LIABILITIES	2,245	2,150
Total liabilities	114,948	144,490

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 19,291,559 and 19,058,685 shares issued at June 30, 2018 and December 31, 2017, respectively; and 19,258,092 and 19,025,218 outstanding at June 30, 2018 and December 31, 2017, respectively	19	19
Additional paid-in capital	153,429	150,614
Accumulated deficit	(110,376)	(109,281)
Accumulated other comprehensive income	(712)	70
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	42,235	41,297
Total liabilities and shareholders’ equity	$157,183	$185,787

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
REVENUES:
Service fee revenue	$53,141	$54,700	$109,628	$111,965
Product revenue, net	8,847	9,947	18,612	21,265
Pass-through revenue	15,063	13,419	27,232	23,604
Total revenues	77,051	78,066	155,472	156,834
COSTS OF REVENUES:
Cost of service fee revenue	33,294	35,977	68,902	75,561
Cost of product revenue	8,403	9,505	17,719	20,230
Cost of pass-through revenue	15,063	13,419	27,232	23,604
Total costs of revenues	56,760	58,901	113,853	119,395
Gross profit	20,291	19,165	41,619	37,439
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	19,756	20,735	40,415	42,453
Income (loss) from operations	535	(1,570)	1,204	(5,014)
INTEREST EXPENSE, net	585	710	1,190	1,347
Income (loss) before income taxes	(50)	(2,280)	14	(6,361)
INCOME TAX EXPENSE, net	576	316	1,389	1,091
NET LOSS	$(626)	$(2,596)	$(1,375)	$(7,452)

NET LOSS PER SHARE:
Basic	$(0.03)	$(0.14)	$(0.07)	$(0.40)
Diluted	$(0.03)	$(0.14)	$(0.07)	$(0.40)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	19,174	18,870	19,160	18,804
Diluted	19,174	18,870	19,160	18,804
COMPREHENSIVE LOSS:
Net loss	$(626)	$(2,596)	$(1,375)	$(7,452)
Foreign currency translation adjustment	(1,239)	511	(782)	807
TOTAL COMPREHENSIVE LOSS	$(1,865)	$(2,085)	$(2,157)	$(6,645)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSweb, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,375)	$(7,452)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,957	7,565
Amortization of debt issuance costs	71	76
Provision for doubtful accounts	22	89
Provision for excess and obsolete inventory	108	31
Loss on disposal of fixed assets	42	—
Deferred income taxes	8	240
Stock-based compensation expense	2,006	1,761
Changes in operating assets and liabilities:
Accounts receivable	18,326	19,725
Inventories	(459)	(1,125)
Prepaid expenses, other receivables and other assets	1,193	3,396
Deferred rent	(300)	78
Accounts payable, deferred revenues, accrued expenses and other liabilities	(22,887)	(20,962)
Net cash provided by operating activities	2,712	3,422

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,941)	(1,975)
Proceeds from sale of property and equipment	59	—
Net cash used in investing activities	(1,882)	(1,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	350	402
Taxes paid on behalf of employees for withheld shares	(363)	(256)
Payments on performance-based contingent payments	(3,268)	(2,004)
Payments on capital lease obligations	(1,359)	(1,678)
Payments on term loan	(1,500)	(1,125)
Payments on revolving loan	(59,183)	(49,880)
Borrowings on revolving loan	59,949	45,619
Payments on other debt	(494)	(490)
Borrowings on other debt	309	895
Net cash used in financing activities	(5,559)	(8,517)

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(727)	1,777
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,456)	(5,293)

Cash and cash equivalents, beginning of period	19,078	24,425
Restricted cash, beginning of period	214	215
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	19,292	24,640

Cash and cash equivalents, end of period	13,622	19,132
Restricted cash, end of period	214	215
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$13,836	$19,347

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$973	$844
Cash paid for interest	$1,080	$1,152
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and capital leases	$1,033	$1,072
Performance-based contingent payments through stock issuance	$822	$354

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

2. Significant Accounting Policies

For a complete set of the Company’s significant accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. During the three and six-month periods ending June 30, 2018, there were no significant changes to our significant accounting policies, other than those policies impacted by the new revenue recognition guidance as described below in the Impact of Recently Issued Accounting Standards.

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

Variable consideration contained within our contracts includes discounts, rebates, incentives, penalties and other similar items. When a contract includes variable consideration, we estimate the variable consideration to determine whether any of it needs to be constrained. We include the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We estimate variable consideration and constraints based on our review of the contract terms and conditions. Variable consideration and constraint amounts are the most likely amounts based on our history with the customer. If no history is available, then we will book the most likely amount based on the range of possible consideration amounts. Variable consideration and constraints are updated at each reporting date.

Incremental contract costs (such as sales commissions) are expensed when incurred when the amortization period of the asset that would have been recognized is one year or less; otherwise, incremental contract costs are recognized as an asset and amortized over time as promised goods and services are transferred to a customer.

We evaluate our contractual arrangements to determine whether or not they include multiple performance obligations. Revenue recognition is determined for each distinct performance obligation of the contract in accordance with Accounting Standard Codification (“ASC”) 606 (“ASC 606”). We allocate revenue to each performance obligation based on the relative standalone sales price.

For contracts recognized over time, we recognize the estimated loss to the extent the project has been completed based on actual hours incurred compared to the total estimated hours.  We recognized a $0.2 million contract loss for both the three and six months ended June 30, 2018. The loss is recognized when the current estimate of the consideration we expect to receive, modified to include any variable consideration, is less than the current estimate of total costs for the contract.

Service Fee Revenue

Our service fee revenue includes activities that relate to our PFS Operations and LiveArea Professional Services business units. PFS Operations primarily includes distribution, order management and payment services. LiveArea Professional Services primarily includes e-commerce and digital experience strategy consulting, creative website design and marketing support, and technology platform integration services. We typically charge our service fee revenue on either a time and materials, fixed price, cost-plus a margin, a percent of shipped revenue, or retainer basis for our professional services, or a per transaction basis, such as a per item basis for fulfillment services or a per labor hour basis for web-enabled customer contact center services. Additional fees are billed for other services.

Distribution services relate primarily to inventory management, product receiving, warehousing and fulfillment (i.e., picking, packing and shipping product on our clients’ behalf). Order management and contact center services relate primarily to taking customer orders for our clients’ products via various channels such as telephone call-center, electronic or facsimile. These services also entail addressing customer questions related to orders, as well as merchandising activities. These performance obligations typically include related set-up and integration services in preparation of performing such activities.

Professional services relate primarily to design, implementation and support of eCommerce platforms, website solutions and quality control for our clients. Additionally, the Company provides digital agency services that enable client marketing programs to attract new customers, convert buyers and increase website value. We recognize this revenue over time as services are rendered.

Most of our fixed price, professional services contracts require the customer to pay us for all costs plus a margin for work performed up until termination date, regardless of which party terminates.   For these contracts, revenue is recognized based on input methods, generally hours expended. The input method measures progress toward the satisfaction of the performance obligation by multiplying the transaction price of the performance obligation by the percentage of hours incurred to total estimated hours as of the balance sheet date after giving effect to the most current estimates.  When we are not able to reasonably measure the outcome of a performance obligation but expect to recover costs incurred, we recognize revenue to the extent of the costs incurred until such time that we can reasonably measure the outcome of the performance obligation.

Our billings for reimbursement of out-of-pocket expenses, including travel and certain third-party vendor expenses such as shipping and handling costs and telecommunication charges, are included in pass-through revenue, as incurred. The related reimbursable costs are reflected as cost of pass-through revenue.

Product Revenue

Depending on the terms of the customer arrangement, product revenue and product cost is recognized at the point the customer gains control of the asset. The specific point in time when control transfers depends on the contract with the customer. Typically, our terms are Freight on Board (“FOB”) Shipping point. We permit our customers to return product.  Product revenue is reported net of estimated returns and allowances, which are estimated based upon historical return information. Management also considers any other current information and trends in making estimates.

Gross versus Net Revenue

In instances where revenue is derived from product sales from a third-party, we record revenue on a gross basis when we are a principal to the transaction and net of costs when we are acting as an agent between the customer or client and the vendor. We are the principal and therefore record revenue on a gross basis if we control a promised good or service before transferring that good or service to the customer. We are an agent and record revenue on a net basis for what we retain for agency services if our role is to arrange for another entity to control the promised goods or services.

The allocated transaction price when we are the principle will be based on the stand alone selling price of the good or service, which is supported by the invoice.  Transaction prices for products are typically based off list prices, plus a margin. The transaction prices for services are primarily based off of labor rate tables, job level categories, material and infrastructure costs, plus a margin.

Indicators that we control the specified good or service before it is transferred to the customer (and are therefore a principal) include: 1) we are primarily responsible for fulfilling the promise to provide the specified good or service, 2) we have inventory risk before the specified good or service has been transferred to a customer or after transfer of control to the customer (for example, if the customer has a right of return), and 3) we have discretion in establishing the price for the specified good or service. We must first identify the specified good or service and determine whether we control that specified good or service before evaluating the indicators. The indicators serve as support for the entity’s control determination and are not a replacement of it.

Practical expedients

The standard allows entities to use several practical expedients, including determining whether a significant financing component exists, treatment of sales and usage-based taxes, and the recognition of certain incremental costs of obtaining a contract with a client or customer. Contracts of less than a year with a financing component will be expensed in that period as a practical expedient. Our current contracts do not have a financing component. Commissions on contracts of less than one year will be expensed as a practical expedient.  Commissions will be capitalized on contracts over one year. As of June 30, 2018, we did not have any material commissions on contracts in excess of one year.  We also present our revenues net of sales and usage-based tax as a practical expedient.

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

The impact of applying ASC 606 for the three and six months ended June 30, 2018 was immaterial to revenues and operating profits.

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

Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently assessing the impact of ASU 2016-02 on its consolidated financial statements, including implementing changes to our systems and processes in conjunction with our review of existing lease agreements. The Company currently expects the most significant impact of this new standard will be the recognition of the right-of-use assets and operating lease liabilities on our consolidated balance sheet upon adoption as well as the related financial statement disclosures.

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

3. Acquisition

On August 5, 2015, PFSweb, Inc. acquired substantially all of the assets, and assumed substantially all of the liabilities, in each case, other than certain specified assets and liabilities, of CrossView, Inc. (“CrossView”) an eCommerce systems integrator and provider of a wide range of eCommerce services in the U.S. and Canada.

Consideration paid by the Company included an initial cash payment of $30.7 million and 553,223 unregistered shares of Company common stock.  In addition, the purchase agreement provided for future earn-out payments (“CrossView Earn-out Payments”) payable in 2016, 2017 and 2018 based on the achievement of certain 2015, 2016 and 2017 financial targets.  For the six months ended June 30, 2017 the Company paid an aggregate of $2.4 million in settlement of the 2016 CrossView Earn-out Payments, of which $0.4 million was paid by the issuance of 48,173 restricted shares of Company stock.  For the six months ended June 30, 2018 the Company paid an aggregate of $4.1 million in settlement of the 2017 CrossView Earn-out Payments, of which $0.8 million was paid by the issuance of 76,998 restricted shares of Company stock.  As of December 31, 2017, the Company had recorded a liability $4.0 million applicable to the estimated CrossView Earn-out Payments, which is included in performance-based contingent payments in the consolidated balance sheet.  As of June 30, 2018, the Company has no further liability for the Cross View Earn-out.

4. Revenue from Contracts with Clients and Customers

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the client or customer and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

Our performance obligations for PFS Operations, includes distribution, contact center, order management and payment services, and for LiveArea Professional Services, include commerce strategy consulting, creative design and marketing support, and technology platform integration services. For contracts with multiple performance obligations, we allocate transaction price to each performance obligation using the stand alone selling price for the distinct good or service in the contract. The primary method used to calculate the standalone selling price is the list price, which includes margin, approach, under which we forecast our costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service. If a fixed fee is used, it is based on the underlying projected costs with a margin.

Implementation services related to setup costs for PFS Operations are not distinct within the context of the contract because of the inter-dependence of the integrating services with other services promised in the contract. It represents a bundle of services that reflect the combined output for which the client has contracted.  These implementation revenues and costs are amortized from the first full month after go live through the end of the contract period. Transaction based fees are generally charged monthly based on volume and contract price.

Substantially all of our LiveArea professional services are satisfied over time, as the clients or customers simultaneously receive and consume the benefits provided by our service as they are performed.  PFS Operations primarily consists of service fee revenue, which is made up of transaction items, such as shipments, which are recognized at a point in time, and services such as storage, which are recognized over time.  In addition, PFS Operations has certain product revenue where it acts as a reseller, and when we determine we are the agent, recognizes net revenue at a point in time, typically at FOB shipping point.  The transaction price for each performance obligation is based on the consideration specified in the contract with the client or customer and is reflected on the invoice.  Additionally, for most of our Service Fee related revenue contracts, we have an enforceable right to payment for performance completed up to the termination date.

Remaining performance obligations represent the transaction price of firm orders for which work has yet not been performed. As of June 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations was $42.8 million. The Company expects to recognize revenue on approximately 23% of the remaining performance obligations in 2018, 59% through 2019, and the remaining recognized thereafter.

Revenue recognition timing and contract modifications

A number of factors relating to our business affect the recognition of contract revenue. We typically price our professional services contracts on either a time and materials, fixed-price or a cost-plus margin basis.

For fixed-price arrangements, we typically recognize revenue based on the input method, as we believe that hours expended over time proportionately, based on actual hours to budgeted hours during the period, provides the most relevant measure of progress for these contracts. For time and materials contracts, we recognize revenue monthly based on the actual hours worked at the labor rates by job category, and cost of materials plus margin.   We recognize revenue for a performance obligation satisfied over time only if we can reasonably measure our progress toward complete satisfaction of the performance obligation. In some circumstances (for example, in the early stages of a contract), we may not be able to reasonably measure the outcome of a performance obligation, but we expect to recover the costs incurred in satisfying the performance obligation. In those circumstances, we shall recognize revenue only to the extent of the costs incurred until such time that we can reasonably measure the outcome of the performance obligation.

Contract modifications are routine in the performance of our contracts. Change orders that result from modification of an original contract are taken into consideration for revenue recognition when they result in a change of total contract value and are approved by our clients. In most instances, contract modifications are for services that are not distinct, and therefore, are accounted for as part of the existing contract. If the contract has significant scope changes, then it will be viewed as a separate contract and accounted for separately. Implementation/Integration service fees are considered part of an existing performance obligation, provided that they are dependent and interrelated to that existing performance obligation.  On the PFS Operations side, those implementation revenues and costs are deferred and recognized over time, based on the term of the contract.  If it was a significant scope change, then it would be accounted for as a separate performance obligation, deferred and amortized over the contract term.

Contract Assets and Contract Liabilities

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date. The contract assets are reclassified as receivables when the rights become unconditional. The contract liabilities primarily relate to the advance consideration received from clients for client contracts, including amounts received for implementation services which are not distinct performance obligations.

The Company’s payment terms vary by the type and location of our clients and the type of services offered. The term between invoicing and when payment is due is generally not significant.

Contract balances consisted of the following (in thousands):

	June 30,	January 1,
	2018	2018
Trade Accounts Receivable
Trade Accounts Receivable, net	$52,823	$70,923
Unbilled Accounts Receivable	371	172
Total Trade Accounts Receivable, net	$53,194	$71,095
Contract Liabilities
Accrued Contract Liabilities	$625	$583
Deferred Revenue	8,266	10,697
Total Contract Liabilities	$8,891	$11,280

Changes in contract liabilities during the period was a decrease of $2.4 million in our contract liabilities from January 1, 2018 to June 30, 2018, primarily due to an increase of approximately $2.2 million from new projects, offset by approximately $4.6 million of amortization and recognition of revenue in the six months ended June 30, 2018.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits (contract liabilities) on the consolidated balance sheet.

Changes in the contract asset and liability balances during the six months ended June 30, 2018 were not materially impacted by any other factors.

The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by revenue source (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
	PFS Operations	LiveArea Professional Services	Total	PFS Operations	LiveArea Professional Services	Total
Revenues:
Service fee revenue	$33,194	$19,948	$53,141	$68,116	$41,513	$109,628
Product revenue, net	8,847	—	8,847	18,612	—	18,612
Pass-through revenue	14,574	488	15,063	26,374	857	27,232
Total revenues	$56,615	$20,436	$77,051	$113,102	$42,370	$155,472

The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by region (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
	PFS Operations	LiveArea Professional Services	Total	PFS Operations	LiveArea Professional Services	Total
Revenues by region:
North America	$46,073	$18,036	$64,109	$90,690	$37,202	$127,892
Europe	10,542	2,400	12,942	22,412	5,168	27,580
Total revenues	$56,615	$20,436	$77,051	$113,102	$42,370	$155,472

5. Inventory Financing

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

In January 2018, Supplies Distributors entered into Amendment No. 19 to the IBM Credit Facility. The Amended IBM Credit Facility adjusted the maximum borrowing under the facility from $13.0 million to $11.0 million and reduced the minimum PFS Subordinated Note receivable PFSweb is required to maintain from $2.5 million to $1.0 million.

Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, the Company has classified the outstanding amounts under this facility, which were $7.4 million and $7.1 million as of June 30, 2018 and December 31, 2017, respectively, as trade accounts payable in the condensed consolidated balance sheets. As of June 30, 2018, Supplies Distributors had no available credit under this facility. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5%, which resulted in a weighted average interest rate of 5.25% and 4.75% as of as of June 30, 2018 and December 31, 2017, respectively.

6. Debt and Capital Lease Obligations

Outstanding debt and capital lease obligations consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
U.S. Credit Agreement
Revolver	$14,000	$13,234
Term loan	25,500	27,000
Equipment loan	3,740	4,205
Debt issuance costs	(305)	(376)
Master lease agreements	2,830	3,135
Other	101	128
Total	45,866	47,326
Less current portion of long-term debt	5,537	9,460
Long-term debt, less current portion	$40,329	$37,866

U.S. Credit Agreement

As of June 30, 2018, the Company had $18.5 million of available credit under the revolving loan facility of the credit agreement of PFSweb, Inc. and its U.S. subsidiaries with Regions Bank, as agent for itself and one or more future lenders (“Credit Agreement”). As of June 30, 2018 and December 31, 2017, the weighted average interest rate on the revolving loan facility was 5.59% and 4.65%, respectively. As of June 30, 2018 and December 31, 2017, the weighted average interest rate on the term loan facility of the Credit Agreement was 4.38% and 4.05%, respectively.

7. Earnings Per Share

Basic net loss per common share was computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. In periods when we recognize a net loss, we exclude the impact of outstanding common stock equivalents from the diluted loss per share calculation as their inclusion would have an antidilutive effect. As of June 30, 2018 and June 30, 2017, we had outstanding common stock equivalents of approximately 2.1 million and 1.6 million, respectively, that have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive.

8. Segment Information

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

The following table discloses segment information for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
PFS Operations	$56,615	$55,660	$113,102	$113,896
LiveArea Professional Services	20,436	22,406	42,370	42,938
Total revenues	$77,051	$78,066	$155,472	$156,834
Business unit direct contribution:
PFS Operations	$6,488	$5,026	$12,820	$9,934
LiveArea Professional Services	2,910	2,523	5,879	4,577
Total business unit direct contribution	$9,398	$7,549	$18,699	$14,511
Unallocated corporate expenses	(8,863)	(9,119)	(17,493)	(19,525)
Income (loss) from operations	$535	$(1,570)	$1,204	$(5,014)

9. Commitments and Contingencies

The Company received municipal tax abatements in certain locations. In prior years, the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to the Company’s tax abatement. The Company disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against the Company and the timing of the related payments has not been finalized. As of June 30, 2018, the Company believes it has adequately accrued for the expected assessment.

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

Key Transactions and Events

During the three and six months ended June 30, 2018, we were impacted by the following key transactions and events:

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

•

We adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018.  We used the modified retrospective method for the transition. Under the modified retrospective method, the cumulative effect of applying the new standard was recorded at January 1, 2018 for open contracts. Therefore, results for the three and six months ended June 30, 2018 and June 30, 2017 may not be comparable.

Overview

We are a global commerce solutions company. We manage the entire customer shopping experience for major branded manufacturers and retailers through two business segments, LiveArea Professional Services and PFS Operations. The LiveArea Professional Services segment provides services in relation to the digital shopping experience of shopping online, such as strategic commerce consulting, strategy, design and digital marketing services and technology services. The PFS Operations segment provides services in relation to the physical experience, such as order management, order fulfillment, customer care and payment services. We offer our services on an a la carte basis or as a complete end-to-end solution.

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

In the Service Fee model, we typically charge for our services on time and material basis, a cost-plus basis, a percent of shipped revenue basis, project or retainer basis for our professional services or a per-transaction basis, such as a per-labor hour basis for web-enabled customer contact center services and a per-item basis for fulfillment services. Additional fees are billed for other services. We price our services based on a variety of factors, including the depth and complexity of the services provided, the amount of capital expenditures or systems customization required, the length of contract and other factors.

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

Currently, we are targeting growth within our Retail model to be through relationships with clients under which we can record service fee revenue in our consolidated statement of operations as opposed to product revenue as generated in the Agent or Flash model above. These relationships are often driven by the sales and marketing efforts of the manufacturers and third party sales partners. In addition, as a result of certain operational restructuring of its business, our primary client relationship operating in the Retail model, Ricoh, has implemented, and will continue to implement, certain changes in the sale and distribution of Ricoh products. The changes have resulted, and are expected to continue to result, in reduced product revenues and profitability under our Retail model.

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

Operating Results

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended			% of Total		Six Months Ended			% of Total
	June 30,			Revenues		June 30,			Revenues
	2018	2017	Change	2018	2017	2018	2017	Change	2018	2017
Revenues
Service fee revenue	$53,141	$54,700	$(1,559)	69.0%	70.1%	$109,628	$111,965	$(2,337)	70.5%	71.4%
Product revenue, net	8,847	9,947	(1,100)	11.5%	12.7%	18,612	21,265	(2,653)	12.0%	13.6%
Pass-through revenue	15,063	13,419	1,644	19.5%	17.2%	27,232	23,604	3,628	17.5%	15.1%
Total revenues	77,051	78,066	(1,015)	100.0%	100.0%	155,472	156,834	(1,362)	100.0%	100.1%
Costs of Revenues
Cost of service fee revenue (1)	33,294	35,977	(2,683)	62.7%	65.8%	68,902	75,561	(6,659)	62.9%	67.5%
Cost of product revenue (2)	8,403	9,505	(1,102)	95.0%	95.6%	17,719	20,230	(2,511)	95.2%	95.1%
Pass-through cost of revenue (3)	15,063	13,419	1,644	100.0%	100.0%	27,232	23,604	3,628	100.0%	100.0%
Total costs of revenues	56,760	58,901	(2,141)	73.7%	75.5%	113,853	119,395	(5,542)	73.2%	76.1%
Service fee gross profit (1)	19,847	18,723	1,124	37.3%	34.2%	40,726	36,404	4,322	37.1%	32.5%
Product revenue gross profit (2)	444	442	2	5.0%	4.4%	893	1,035	(142)	4.8%	4.9%
Pass-through gross profit (3)	—	—	—	0.0%	0.0%	—	—	—	0.0%	0.0%
Total gross profit	20,291	19,165	1,126	26.3%	24.5%	41,619	37,439	4,180	26.8%	23.9%
Selling General and Administrative expenses	19,756	20,735	(979)	25.6%	26.6%	40,415	42,453	(2,038)	26.0%	27.1%
Income (loss) from operations	535	(1,570)	2,105	0.7%	-2.0%	1,204	(5,014)	6,218	0.8%	-3.2%
Interest expense, net	585	710	(125)	0.8%	0.9%	1,190	1,347	(157)	0.8%	0.9%
Income (loss) before income taxes	(50)	(2,280)	2,230	-0.1%	-2.9%	14	(6,361)	6,375	0.0%	-4.1%
Income tax expense, net	576	316	260	0.7%	0.4%	1,389	1,091	298	0.9%	0.7%
Net loss	$(626)	$(2,596)	$1,970	-0.8%	-3.3%	$(1,375)	$(7,452)	$6,077	-0.9%	-4.8%

(1)	Represents the percent of Service fee revenue.
(2)	Represents the percent of Product revenue, net.
(3)	Represents the percent of Pass-through revenue.

Segment Operating Data

PFS Operations (in thousands, except percentages)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2018	2017	Change	Change %	2018	2017	Change	Change %
Revenues:
Service fee revenue	$33,194	$32,634	$560	2%	$68,116	$69,641	$(1,525)	(2)%
Product revenue, net	8,847	9,947	$(1,100)	(11)%	18,612	21,265	$(2,653)	(12)%
Pass-through revenue	14,574	13,079	1,495	11%	26,374	22,990	3,384	15%
Total revenues	$56,615	$55,660	$955	2%	$113,102	$113,896	$(794)	(1)%
Costs of revenues:
Cost of service fee revenue	$22,964	$25,254	$(2,290)	(9)%	$48,303	$54,623	$(6,320)	(12)%
Cost of product revenue	8,403	9,505	(1,102)	(12)%	17,719	20,230	(2,511)	(12)%
Cost of pass-through revenue	14,574	13,079	1,495	11%	26,374	22,990	3,384	15%
Total costs of revenues	$45,941	$47,838	$(1,897)	(4)%	$92,396	$97,843	$(5,447)	(6)%
Gross profit	$10,674	$7,822	$2,852	36%	$20,706	$16,053	$4,653	29%
Direct operating expenses	4,186	2,796	1,390	50%	7,886	6,119	1,767	29%
Direct contribution	$6,488	$5,026	$1,462	29%	$12,820	$9,934	$2,886	29%

PFS Operations total revenues for the three months ended June 30, 2018 increased by $1.0 million compared with the corresponding period in 2017.  Service fee revenue increased $0.6 million due to the new and expanded client relationships, partially offset by the impact of client transitions, including certain lower-margin engagements.  Product revenue, net, decreased by $1.1 million due to the revenue stream being primarily dependent on one client, which restructured its operations and discontinued certain product lines which has resulted, and is expected to continue to result, in reduced product revenue activity

PFS Operations total revenues for the six months ended June 30, 2018 decreased by $0.8 million compared with the corresponding period in 2017.  Service fee revenue decreased $1.5 million, primarily due to the impact of client transitions, including certain lower-margin engagements, partially offset by new and expanded client relationships.  Product revenue, net, decreased $2.7 million as a result of the client’s operational restructuring changes discussed above.

PFS Operations gross margin improved to 18.9% for the three months ended June 30, 2018 as compared to 14.1% in the same period of the prior year due to an increase in service fee related gross margin, which increased to 30.8% for the three months ended June 30, 2018 as compared to 22.6% in the prior year.

PFS Operations gross margin improved to 18.3% for the six months ended June 30, 2018 as compared to 14.1% in the same period of the prior year due to an increase in service fee related gross margin, which increased to 29.1% for the six months ended June 30, 2018 as compared to 21.6% in the prior year. The service fee gross margin increase in both the three and six-month periods ended June 30, 2018 were primarily due to the transition of certain lower margin engagements, improved operational efficiency and focus on higher margin service offerings.

Direct operating expenses increased by $1.4 million for the three months ended June 30, 2018 compared to the corresponding period in 2017 and by $1.8 million for the six months ended June 30, 2018 compared to the corresponding period in 2017. The increase in both periods was primarily due to higher personnel and facility costs.

LiveArea Professional Services (in thousands, except percentages)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2018	2017	Change	Change %	2018	2017	Change	Change %
Revenues:
Service fee revenue	$19,948	$22,066	$(2,118)	(10)%	$41,513	$42,324	$(811)	(2)%
Pass-through revenue	488	340	148	44%	857	614	243	40%
Total revenues	$20,436	$22,406	$(1,970)	(9)%	$42,370	$42,938	$(568)	(1)%
Costs of revenues:
Cost of service fee revenue	$10,331	$10,723	$(392)	(4)%	$20,600	$20,938	$(338)	(2)%
Cost of pass-through revenue	488	340	148	44%	857	614	243	40%
Total costs of revenues	$10,819	$11,063	$(244)	(2)%	$21,457	$21,552	$(95)	(0)%
Gross profit	$9,617	$11,343	$(1,726)	(15)%	$20,913	$21,386	$(473)	(2)%
Direct operating expenses	6,707	8,820	(2,113)	(24)%	15,034	16,809	(1,775)	(11)%
Direct contribution	$2,910	$2,523	$387	15%	$5,879	$4,577	$1,302	28%

LiveArea Professional Services revenues for the three and six months ended June 30, 2018 decreased by $2.0 million and $0.6 million, respectively, as compared with the corresponding periods in 2017.  The decreases in revenues are primarily due to reduced technology services project activity for certain clients as well as client transitions, partially offset by increased service fee revenue from new and expanded client relationships.

LiveArea Professional Services gross margin decreased to 47.1% from 50.6% in the three months ended June 30, 2018, and to 49.4% from 49.8% in the six months ended June 30, 2018, as compared to the corresponding periods of the prior year.  The decreases in gross margin are primarily applicable to higher than expected costs incurred on certain client projects.

Direct operating expenses decreased by $2.1 million and $1.8 million for the three and six months ended June 30, 2018, respectively, compared to the corresponding period in 2017. The decreases were primarily due to lower personnel and contractor costs.

Corporate (in thousands, except percentages)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2018	2017	Change	Change %	2018	2017	Change	Change %
Unallocated corporate expenses	$8,863	$9,119	$(256)	(3)%	$17,493	$19,525	$(2,032)	(10)%

Unallocated corporate expenses decreased by $0.3 million for the three months ended June 30, 2018 compared to the corresponding period in 2017. The decrease was primarily due to a decrease in personnel related costs, partially offset by an increase in professional services, stock-based compensation expenses and certain technology systems costs.

Unallocated corporate expenses decreased by $2.0 million for the six months ended June 30, 2018 compared to the corresponding period in 2017. The decrease was primarily due to a $2.1 million decrease in earnout expense related to our performance- based contingent payments applicable to our 2015 acquisition of CrossView, Inc., and a $0.8 million decrease in severance costs which was partially offset by an increase in professional services, stock-based compensation expenses and certain technology systems costs.

Income Taxes

During the three months ended June 30, 2018, we recorded a tax provision of $0.6 million comprised primarily of $0.3 million related to the majority of our international operations, $0.2 million related to state income taxes, and $0.1 million associated with the tax amortization of goodwill relation to our CrossView acquisition. A valuation allowance has been provided for the majority of our domestic net deferred tax assets, which are primarily related to our net operating loss carryforwards, and for certain foreign deferred tax assets.

During the six months ended June 30, 2018, we recorded a tax provision of $1.4 million comprised primarily of $0.9 million related to the majority of our international operations, $0.3 million related to state income taxes, and $0.2 million associated with the tax amortization of goodwill relation to our CrossView acquisition. A valuation allowance has been provided for the majority of our domestic net deferred tax assets, which are primarily related to our net operating loss carryforwards, and for certain foreign deferred tax assets.

For the six months ended June 30, 2018 and 2017, the Company has utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. The Company believes that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings and (ii) the Company’s ongoing assessment that the recoverability of its deferred tax assets is not likely in several jurisdictions.

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

Our cash position decreased in the six months ended June 30, 2018 primarily from using cash generated from operations to make payment for the cash portion of the CrossView Earnout of approximately $3.3 million, capital expenditures and payments on our outstanding debt obligations.

Cash Flows from Operating Activities

During the six months ended June 30, 2018, net cash provided from operations was $2.7 million, compared to $3.4 million in the same period of the prior year. Cash flow benefits due to decreases in accounts receivable, prepaid expenses, other receivables and other assets were partially offset by decreases in accounts payable, deferred revenues, accrued expenses and other liabilities.

Cash Flows from Investing Activities

Cash used in investing activities included capital expenditures of $1.9 million during the six months ended June 30, 2018 compared to $2.0 million in the same period of 2017, exclusive of property and equipment acquired under debt and capital lease financing, which consisted primarily of capitalized software costs and equipment purchases.

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

Cash Flows from Financing Activities

During the six months ended June 30, 2018 and 2017, cash used in financing activities was $5.6 million and $8.5 million, respectively, primarily related to performance-based contingent payments and repayments on our debt and capital lease obligations, partially offset by borrowings under our revolving loan.

Working Capital

During the six months ended June 30, 2018, our working capital increased to $19.5 million as of June 30, 2018 compared to $13.7 million at December 31, 2017.  This increase was primarily related to income generated from operations before working capital changes and increases in long-term debt, partially offset by capital expenditures.

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

Our term and revolving loan facilities described below contain both financial and non-financial covenants. To the extent we fail to comply with our debt covenants, including the financial covenant requirements, and we are not able to obtain a waiver, the lenders would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral. An acceleration of the repayment of our credit facility obligations may have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all such obligations. As of June 30, 2018, we were in compliance with all debt covenants. Further, non-renewal of any of our credit facilities may have a material adverse impact on our business and financial condition.

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

This credit facility contains various restrictions upon the ability of Supplies Distributors and its subsidiaries to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, we are required to maintain a subordinated loan to Supplies Distributors, not maintain restricted cash of more than $5.0 million, and are restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or its subsidiaries under these facilities if they are unable to do so. We have also provided a guarantee of substantially all of the obligations of Supplies Distributors and its subsidiaries to IBM Credit and Ricoh.

In January 2018, Supplies Distributors entered into Amendment No. 19 to the IBM Credit Facility. The Amended IBM Credit Facility adjusted the maximum borrowing under the facility from $13.0 million to $11.0 million and reduced the minimum PFS Subordinated Note receivable PFSweb is required to maintain from $2.5 million to $1.0 million.

Debt and Capital Lease Obligations

U.S. Credit Agreement. In August 2015, we entered into a credit agreement (“Credit Agreement”) with Regions Bank, as agent for itself, Bank of America N.A., HSBC Bank USA, National Association and one or more future lenders (the “Lenders”). Under this Credit Agreement, and subject to the terms set forth therein, the Lenders have agreed to provide a revolving loan facility for up to $32.5 million and a term loan facility for up to $30 million. Subject to the terms of the Credit Agreement, we have the ability to increase the total loan facilities to $75 million. Availability under the revolving loan facility, which was approximately $18.5 million as of June 30, 2018, may not exceed a borrowing base of eligible accounts receivable (as defined). Advances under the Credit Agreement accrue interest at a variable rate, plus an applicable margin, and have a five-year maturity, with scheduled amortization payments for term loan advances. The Credit Agreement is secured by a lien on substantially all of the assets of the Company and its U.S. subsidiaries and a pledge of 65% of the shares of certain of the Company’s foreign subsidiaries. The Credit Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum fixed charge ratio and a maximum leverage ratio. In June 2016, PFSweb also entered into a Master Agreement with Regions Bank to provide equipment loans financing for certain capital expenditures.

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

Other than our capital and operating lease commitments, we do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). As of June 30, 2018, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2018, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
4.1 (10)

Amendment No. 7 to Rights Agreement, dated as of June 27, 2018 between the Company and Computershare Inc., successor in interest to Computershare Shareowner Services LLC (formerly known as Mellon Investor Services LLC,) as successor to ChaseMellon Shareholder Services, LLC., as rights agent.

10.77 (11)	Form of 2018 LTI TSR Executive Performance Share Award.
10.78 (11)	Form of 2018 LTI Time Based Restricted Stock Unit Award.
10.79 (11)	Form of 2018 STI Company Performance Based Share Award.
10.80 (11)	Form of 2018 STI Company Performance Based Cash Award.
10.81 (11)	Form of 2018 LTI Non-Executive Time and Performance-Based Restricted Stock Unit Award.
10.82 (11)	Form of Deferred Stock Unit.
31.1 (10)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 (10)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (10)	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS (10)	XBRL Instance Document.
101.SCH (10)	XBRL Taxonomy Extension Schema.
101.CAL (10)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF (10)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB (10)	XBRL Taxonomy Extension Label Linkbase.
101.PRE (10)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).
(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended December, 31, 2005 filed on March 31, 2006.
(3)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 13, 2007.
(4)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 2, 2008.
(5)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 14, 2009.
(6)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 2, 2010.
(7)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 18, 2013.
(8)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 19, 2015.
(9)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 30, 2015.
(10)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 28, 2018.
(11)	Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2018

PFSweb, Inc.

By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer
Chief Accounting Officer
Executive Vice President