Form 10-Q
period 2018-09-30
PFSWEB INC
filed 2018-11-09
CIK 1095315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

As of November 5, 2018, there were 19,259,298 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES

Form 10-Q

INDEX

PART I. FINANCIAL INFORMATION		Page Number
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2018 and 2017	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	21
Item 4.	Controls and Procedures	21
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosure	22
Item 5.	Other Information	22
Item 6.	Exhibits	23
SIGNATURES		24

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PFSweb, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	(Unaudited)
	September 30,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,258	$19,078
Restricted cash	214	214
Accounts receivable, net of allowance for doubtful accounts of $414 and $373 at September 30, 2018 and December 31, 2017, respectively	52,909	72,062
Inventories, net of reserves of $311 and $342 at September 30, 2018 and December 31, 2017, respectively	5,238	5,326
Other receivables	3,435	5,366
Prepaid expenses and other current assets	4,945	6,633
Total current assets	80,999	108,679
PROPERTY AND EQUIPMENT:
Cost	118,202	120,403
Less: accumulated depreciation	(96,272)	(96,225)
	21,930	24,178
IDENTIFIABLE INTANGIBLES, net	2,163	3,371
GOODWILL	45,304	45,698
OTHER ASSETS	3,500	3,861
Total assets	$153,896	$185,787
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$29,313	$45,070
Accrued expenses	24,395	29,074
Current portion of long-term debt and capital lease obligations	3,069	9,460
Deferred revenues	5,058	7,405
Performance-based contingent payments	—	3,967
Total current liabilities	61,835	94,976
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	40,112	37,866
DEFERRED REVENUES, less current portion	2,513	4,034
DEFERRED RENT	4,882	5,464
OTHER LIABILITIES	2,339	2,150
Total liabilities	111,681	144,490

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 19,291,559 and 19,058,685 shares issued at September 30, 2018 and December 31, 2017, respectively; and 19,258,092 and 19,025,218 outstanding at September 30, 2018 and December 31, 2017, respectively	19	19
Additional paid-in capital	154,495	150,614
Accumulated deficit	(111,063)	(109,281)
Accumulated other comprehensive income	(1,111)	70
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	42,215	41,297
Total liabilities and shareholders’ equity	$153,896	$185,787

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
REVENUES:
Service fee revenue	$52,890	$54,490	$162,519	$166,455
Product revenue, net	8,469	9,616	27,081	30,881
Pass-through revenue	16,342	13,212	43,573	36,816
Total revenues	77,701	77,318	233,173	234,152
COSTS OF REVENUES:
Cost of service fee revenue	33,344	35,719	102,246	111,280
Cost of product revenue	8,099	8,991	25,819	29,221
Cost of pass-through revenue	16,342	13,212	43,573	36,816
Total costs of revenues	57,785	57,922	171,638	177,317
Gross profit	19,916	19,396	61,535	56,835
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	19,239	18,229	59,655	60,682
Income (loss) from operations	677	1,167	1,880	(3,847)
INTEREST EXPENSE, net	612	778	1,802	2,125
Income (loss) before income taxes	65	389	78	(5,972)
INCOME TAX EXPENSE, net	751	487	2,140	1,578
NET LOSS	$(686)	$(98)	$(2,062)	$(7,550)

NET LOSS PER SHARE:
Basic	$(0.04)	$(0.01)	$(0.11)	$(0.40)
Diluted	$(0.04)	$(0.01)	$(0.11)	$(0.40)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	19,258	18,995	19,193	18,868
Diluted	19,258	18,995	19,193	18,868
COMPREHENSIVE INCOME (LOSS):
Net loss	$(686)	$(98)	$(2,062)	$(7,550)
Foreign currency translation adjustment	(399)	228	(1,181)	1,035
TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,085)	$130	$(3,243)	$(6,515)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSweb, Inc. and Subsidiaries

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,062)	$(7,550)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,697	11,096
Amortization of debt issuance costs	115	112
Provision for doubtful accounts	44	160
Provision for excess and obsolete inventory	123	-
Loss on disposal of fixed assets	42	-
Deferred income taxes	119	409
Stock-based compensation expense	3,073	2,544
Changes in operating assets and liabilities:
Accounts receivable	18,836	25,220
Inventories	(35)	1,463
Prepaid expenses, other receivables and other assets	3,828	3,752
Deferred rent	(516)	187
Trade accounts payable, deferred revenues, accrued expenses and other liabilities	(21,770)	(35,897)
Net cash provided by operating activities	10,494	1,496

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,008)	(3,965)
Proceeds from sale of property and equipment	59	—
Net cash used in investing activities	(3,949)	(3,965)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	350	877
Taxes paid on behalf of employees for withheld shares	(363)	(256)
Payments on performance-based contingent payments	(3,268)	(2,004)
Payments on capital lease obligations	(1,969)	(2,425)
Payments on term loan	(2,250)	(1,688)
Payments on revolving loan	(87,347)	(68,173)
Borrowings on revolving loan	86,614	62,849
Payments on other debt	(2,332)	(324)
Net cash used in financing activities	(10,565)	(11,144)

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(800)	1,957
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,820)	(11,656)

Cash and cash equivalents, beginning of period	19,078	24,425
Restricted cash, beginning of period	214	215
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	19,292	24,640

Cash and cash equivalents, end of period	14,258	12,769
Restricted cash, end of period	214	215
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$14,472	$12,984

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$1,130	$1,005
Cash paid for interest	$1,682	$1,838
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and capital leases	$1,159	$270
Performance-based contingent payments through stock issuance	$822	$354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of PFSweb, Inc. and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all normal and recurring adjustments necessary to present fairly the unaudited condensed consolidated balance sheets, statements of operations and comprehensive income (loss), and statements of cash flows for the periods indicated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017.   We refer to PFSweb, Inc. and its subsidiaries collectively as “PFSweb,” the “Company,” us,” “we” and “our” in these condensed consolidated financial statements.

Results of our operations for interim periods may not be indicative of results for the full fiscal year. We reclassify certain prior year amounts, as applicable, to conform to the current year presentation.

2. Significant Accounting Policies

For a complete set of our significant accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2017. During the three and nine-month periods ended September 30, 2018, there were no significant changes to our significant accounting policies, other than those policies impacted by the new revenue recognition guidance as described below in the Impact of Recently Issued Accounting Standards.

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

Variable consideration contained within our contracts includes discounts, rebates, pass-through revenues, incentives, penalties and other similar items. When a contract includes variable consideration, we estimate the variable consideration based on our review of the contract terms and conditions. Variable consideration amounts are the most likely amounts based on our history with the customer. If no history is available, then we will book the most likely amount based on the range of possible consideration amounts. We include the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Variable consideration is updated at each reporting date.

Our billings for reimbursement of out-of-pocket expenses related to our Service Fee Revenues, consisting primarily of freight and shipping supplies, are included in pass-through revenues.  Other items included in pass-through revenues include travel and certain third-party vendor expenses such as telecommunication charges.  These other pass-through revenues are not deemed a material percentage of total revenues. In certain of our contracts, our clients elect to handle shipping related costs.  Therefore, we present pass-through revenues separately, as we believe it provides better transparency to our core services.

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

For contracts recognized over time, we recognize the estimated loss to the extent the project has been completed based on actual hours incurred compared to the total estimated hours.  A loss is recognized when the current estimate of the consideration we expect to receive, modified to include any variable consideration, is less than the current estimate of total costs for the contract.

Service Fee Revenue

Our service fee revenue includes activities that relate to our PFS Operations and LiveArea Professional Services business units. PFS Operations primarily includes distribution, order management, contact center and payment services. LiveArea Professional Services primarily includes e-commerce and digital experience strategy consulting, creative website design and marketing support, and technology platform integration services. We typically charge our service fee revenue on either a time and materials, fixed price, cost-plus a margin, a percent of shipped revenue, or retainer basis for our professional services, or a per transaction basis, such as a per item basis for fulfillment services or a per labor hour basis for web-enabled customer contact center services. Additional fees are billed for other services.

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

Practical expedients

The standard allows entities to use several practical expedients, including determining whether a significant financing component exists, treatment of sales and usage-based taxes, and the recognition of certain incremental costs of obtaining a contract with a client or customer. Contracts of less than a year with a financing component will be expensed in that period as a practical expedient. Our current contracts do not have a financing component. Commissions on contracts of less than one year will be expensed as a practical expedient.  Commissions will be capitalized on contracts over one year. As of September 30, 2018, we did not have any material commissions on contracts in excess of one year.  We also present our revenues net of sales and usage-based tax as a practical expedient.

Impact of Recently Issued Accounting Standards

Pronouncements Recently Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASC 606, “Revenue from Contracts with Customers”, which replaces numerous requirements in U.S. GAAP, including industry-specific requirements, provides companies with a single revenue recognition model for recognizing revenue from contracts with clients and customers and significantly expands the disclosure requirements for revenue arrangements. The new standard, as amended, became effective for us for interim and annual reporting periods beginning on January 1, 2018.

On January 1, 2018, we adopted ASC 606 using the modified retrospective method applied to the contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, “Revenue Recognition”.

We recorded a net increase to opening retained earnings of $0.3 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to our adjustments to deferred revenues and costs. We recorded a reduction of $0.7 million to deferred revenue, a reduction of $0.4 million to deferred costs, and a contract liability of $0.1 million.

The impact of applying ASC 606 for the three and nine months ended September 30, 2018 was immaterial to revenues and operating profits.

In August 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force” (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Certain issues addressed in this guidance include debt payments or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investments and beneficial interests in securitization transactions. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. Adoption of ASU 2016-15 as of January 1, 2018 did not have an impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”). ASU 2016-18 amends the presentation of restricted cash within the consolidated statements of cash flows, requiring that restricted cash be added to cash and cash equivalents on the consolidated statements of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2016-18 in the three-month period ended March 31, 2018 on a retrospective basis with no impact to our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses, ASU 2017-01 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. Adoption of ASU 2017-01 did not have an impact on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”), clarifying when a change to the terms or conditions of a stock-based payment award must be accounted for as a modification. ASU 2017-09 requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. ASU 2017-09 is effective for us on a prospective basis beginning on January 1, 2018. Adoption of ASU 2017-09 did not have an impact on our consolidated financial statements as it is not our general practice to change either the terms or conditions of stock-based payment awards once they are granted.

In March 2018, the FASB issued ASU 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”). The amendments in ASU 2018-05 provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Cuts and Jobs Act (“Tax Reform Act”). The amendments also require any provisional amounts or subsequent adjustments to be included in net income. Additionally, ASU 2018-05 discusses required disclosures that an entity must make with regard to the Tax Reform Act. ASU 2018-05 is effective immediately as new information is available to adjust provisional amounts that were previously recorded. We have adopted ASU 2018-05 and will continue to evaluate indicators that may give rise to a change in our tax provision as a result of the Tax Reform Act.

Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  In July 2018, the FASB issued ASU No. 2018-11, which provides the option of an additional transition method that allows entities to initially apply the new lease guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We expect to implement the transition method option provided by ASU No. 2018-11, as well as certain practical expedients permitted under the transition guidance.

We are currently assessing the impact of ASU 2016-02 on our consolidated financial statements and expect the most significant impact of this new standard will be the recognition of the right-of-use assets and operating lease liabilities on our consolidated balance sheet upon adoption as well as the related financial statement disclosures.  Additionally, we are in the process of implementing a leasing software application that will allow us to better account for the leases in accordance with the new guidance.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill impairment” (“ASU 2017-04”), which removes Step 2 of the goodwill impairment test. A goodwill impairment will now be determined by the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  ASU 2017-04 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019, with early adoption permitted. We do not expect the adoption of ASU 2017-04 to have a material impact on our consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-15 "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract; Disclosures for Implementation Costs Incurred for Internal-Use Software and Cloud Computing Arrangements" (“ASU 2018-15”), which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset. ASU 2018-15 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. We are currently in the process of evaluating the impact of the adoption of ASU 2018-15 on our consolidated financial statements.

3. Acquisition

On August 5, 2015, we acquired substantially all of the assets, and assumed substantially all of the liabilities, in each case, other than certain specified assets and liabilities, of CrossView, Inc. (“CrossView”) an eCommerce systems integrator and provider of a wide range of eCommerce services in the U.S. and Canada.

Consideration paid by us included an initial cash payment of $30.7 million and 553,223 unregistered shares of our common stock.  In addition, the purchase agreement provided for future earn-out payments (“CrossView Earn-out Payments”) payable in 2016, 2017 and 2018 based on the achievement of certain 2015, 2016 and 2017 financial targets.  During the nine months ended September 30, 2017 we paid an aggregate of $2.4 million in settlement of the 2016 CrossView Earn-out Payments, of which $0.4 million was paid by the issuance of 48,173 restricted shares of our stock.  During the nine months ended September 30, 2018 we paid an aggregate of $4.1 million in settlement of the 2017 CrossView Earn-out Payments, of which $0.8 million was paid by the issuance of 76,998 restricted shares of our stock.  As of December 31, 2017, we had recorded a liability $4.0 million applicable to the estimated CrossView Earn-out Payments, which is included in performance-based contingent payments in the consolidated balance sheet.  As of September 30, 2018, we have no further liability for the CrossView Earn-out Payments.

4. Revenue from Contracts with Clients and Customers

Performance Obligations and Revenue Recognition Timing

A performance obligation is a promise in a contract to transfer a distinct good or service to the client or customer and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

Our performance obligations for PFS Operations, includes distribution, contact center, order management and payment services, and for LiveArea Professional Services, include commerce strategy consulting, creative design and marketing support, and technology platform integration services. For contracts with multiple performance obligations, we allocate a transaction price to each performance obligation using the stand alone selling price for the distinct good or service in the contract. The primary method used to calculate the stand alone selling price is the list price approach, which includes margin, under which we forecast our costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service. If a fixed fee is used, it is based on the underlying projected costs with a margin.

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

Remaining performance obligations represent the transaction price of firm orders for which work has not yet been performed. As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or more was $41.5 million. We expect to recognize revenue on approximately 17% of the remaining performance obligations in 2018, 58% through 2019, and the remaining recognized thereafter.

Contract modifications

Contract modifications are routine in the performance of our contracts. If a contract has significant scope changes, then it will be viewed as a separate contract and accounted for separately. Implementation/Integration service fees are considered part of an existing performance obligation, provided that they are dependent and interrelated to that existing performance obligation.  On the PFS Operations side, those implementation revenues and costs are deferred and recognized over time, based on the term of the contract.  If it was a significant scope change, then it would be accounted for as a separate performance obligation, deferred and amortized over the contract term.

Contract Assets and Contract Liabilities

Contract assets primarily relate to our rights to consideration for work completed but not billed at the reporting date. The contract assets are reclassified as receivables when the rights become unconditional. The contract liabilities primarily relate to the advance consideration received from clients for client contracts, including amounts received for implementation services which are not distinct performance obligations.

Our payment terms vary by the type and location of our clients and the type of services offered. The term between invoicing and when payment is due is generally not significant.

Contract balances consisted of the following (in thousands):

	September 30,	January 1,
	2018	2018
Trade Accounts Receivable
Trade Accounts Receivable, net	$52,674	$70,923
Unbilled Accounts Receivable	235	172
Total Trade Accounts Receivable, net	$52,909	$71,095
Contract Liabilities
Accrued Contract Liabilities	$506	$583
Deferred Revenue	7,571	10,697
Total Contract Liabilities	$8,077	$11,280

Changes in contract liabilities during the period was a decrease of $3.2 million in our contract liabilities from January 1, 2018 to September 30, 2018, primarily due to an increase of approximately $3.6 million from new projects, offset by approximately $6.6 million of amortization and recognition of revenue in the nine months ended September 30, 2018.  We recognized a $0.0 million and $0.2 million contract loss for the three and nine months ended September 30, 2018.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits (contract liabilities) on the consolidated balance sheet.

Changes in the contract asset and liability balances during the nine months ended September 30, 2018 were not materially impacted by any other factors.

The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by revenue source (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	PFS Operations	LiveArea Professional Services	Total	PFS Operations	LiveArea Professional Services	Total
Revenues:
Service fee revenue	$32,106	$20,784	$52,890	$100,222	$62,297	$162,519
Product revenue, net	8,469	—	8,469	27,081	—	27,081
Pass-through revenue	15,702	640	16,342	42,076	1,497	43,573
Total revenues	$56,277	$21,424	$77,701	$169,379	$63,794	$233,173

The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by region (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	PFS Operations	LiveArea Professional Services	Total	PFS Operations	LiveArea Professional Services	Total
Revenues by region:
North America	$45,563	$18,743	$64,306	$136,252	$55,945	$192,197
Europe	10,714	2,681	13,395	33,127	7,849	40,976
Total revenues	$56,277	$21,424	$77,701	$169,379	$63,794	$233,173

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

Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, we have classified the outstanding amounts under this facility, which were $5.5 million and $7.1 million as of September 30, 2018 and December 31, 2017, respectively, as trade accounts payable in the condensed consolidated balance sheets. As of September 30, 2018, Supplies Distributors had $0.3 million available credit under this facility. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5%, which resulted in a weighted average interest rate of 5.5% and 4.75% as of September 30, 2018 and December 31, 2017, respectively.

6. Debt and Capital Lease Obligations

Outstanding debt and capital lease obligations consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
U.S. Credit Agreement
Revolver	$12,500	$13,234
Term loan	24,750	27,000
Equipment loan	3,503	4,205
Debt issuance costs	(268)	(376)
Master lease agreements	2,609	3,135
Other	87	128
Total	43,181	47,326
Less current portion of long-term debt	3,069	9,460
Long-term debt, less current portion	$40,112	$37,866

U.S. Credit Agreement

As of September 30, 2018, we had $20.0 million of available credit under the revolving loan facility. As of September 30, 2018 and December 31, 2017, the weighted average interest rate on the revolving loan facility was 5.25% and 4.65%, respectively. As of September 30, 2018 and December 31, 2017, the weighted average interest rate on the term loan facility was 4.50% and 4.05%, respectively.

On November 1, 2018, we entered into Amendment No.1 to our credit agreement with Regions Bank (the “Amended Facility”).  The Amended Facility provides for an increase in availability of our revolving loans to $60.0 million, with the ability for a further increase of $20.0 million to $80.0 million and the elimination of the term loan.  Amounts outstanding under the term loan were reconstituted as revolving loans.  The Amended Facility also extends the maturity date to November 1, 2023.

At September 30, 2018, and prior to closing, we had $3.0 million in short-term debt on the term loan portion of our U.S. Credit Agreement.  On, October 31, 2018, we repaid $0.8 million on the term loan. In accordance with ASC 470, Debt, we have reclassified the remaining short-term amount outstanding of $2.2 million related to the term loan to long-term debt on our Condensed Consolidated Balance Sheet.

7. Earnings Per Share

Basic net loss per common share was computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. In periods when we recognize a net loss, we exclude the impact of outstanding common stock equivalents from the diluted loss per share calculation as their inclusion would have an antidilutive effect. As of September 30, 2018 and September 30, 2017, we had outstanding common stock equivalents of approximately 2.0 million and 1.8 million, respectively, that have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive.

8. Segment Information

Prior to January 1, 2018, our operations were organized into two reportable segments: PFSweb and Business and Retail Connect. In accordance with ASC 280, Segment Reporting (“ASC 280”), an operating segment is defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the Chief Operating Decision Maker (“CODM”), or decision-making group, to evaluate performance and make operating decisions.

Effective January 1, 2018, we changed our organizational structure in an effort to create more effective and efficient operations and to improve client and service focus. In that regard, we revised the information that our chief executive officer and chief financial officer, who are also our Chief Operating Decision Makers, regularly review for purposes of allocating resources and assessing performance. As a result, beginning January 1, 2018, we now report our financial performance based on our new reportable segments. These segments are comprised of strategic businesses that are defined by the service offerings they provide and consist of PFS Operations (which provides client services in relation to the customer physical experience, such as order management (OMS), order fulfillment, customer care and financial services) and LiveArea Professional Services (which provides client services in relation to the digital shopping experience of shopping online, such as strategic commerce consulting, strategy, design and digital marketing services and technology services). Each segment is led by a separate Business Unit Executive who reports directly to our Chief Executive Officer.

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

Corporate operations is a non-operating segment that develops and implements strategic initiatives and supports our operations by centralizing certain administrative functions such as finance, treasury, information technology and human resources.

All prior period segment information has been restated to conform to the 2018 presentation. The changes in the reportable segments have no effect on the consolidated balance sheets, statements of operations or cash flows for the periods presented.

Subsequent to the change in our operating segments, our reporting units changed. We now have two reporting units: PFS Operations and LiveArea Professional Services. We allocated goodwill to our new reporting units using a relative fair value approach. In addition, we completed an assessment of any potential goodwill impairment for all reporting units immediately prior to and after the reallocation and determined that no impairment existed.

The following table discloses segment information for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
PFS Operations	$56,277	$52,810	$169,379	$166,706
LiveArea Professional Services	21,424	24,508	63,794	67,446
Total revenues	$77,701	$77,318	$233,173	$234,152
Business unit direct contribution:
PFS Operations	$5,636	$5,211	$18,460	$15,145
LiveArea Professional Services	4,274	4,313	10,149	8,890
Total business unit direct contribution	$9,910	$9,524	$28,609	$24,035
Unallocated corporate expenses	(9,233)	(8,357)	(26,729)	(27,882)
Income (loss) from operations	$677	$1,167	$1,880	$(3,847)

9. Commitments and Contingencies

We received municipal tax abatements in certain locations. In prior years, we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to our tax abatement. We disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against us and the timing of the related payments has not been finalized. As of September 30, 2018, we believe we have adequately accrued for the expected assessment.

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

Risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission could cause our results to differ materially from those expressed in our forward-looking statements.

Key Transactions and Events

During the three and nine months ended September 30, 2018, we were impacted by the following key transactions and events:

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

•

We adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018.  We used the modified retrospective method for the transition. Under the modified retrospective method, the cumulative effect of applying the new standard was recorded at January 1, 2018 for open contracts. Therefore, results for the three and nine months ended September 30, 2018 and September 30, 2017 may not be comparable.

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

Retail Model. Our PFS Operations business unit also provides a Retail model which allows us to purchase inventory from the client. We place the initial and replenishment purchase orders with the client and take ownership of the product upon delivery to our facility. In this model, depending on the terms of our client arrangements, we may own the inventory and the accounts receivable arising from our product sales. Under the Retail model, depending upon the product category and sales characteristics, we may require the client to provide product price protection as well as product purchase payment terms, right of return, and obsolescence protection appropriate to the product sales profile. Depending on the terms of our client arrangements in the Retail model, we record in our consolidated statement of operations either: 1) product revenue as a component of product revenue, or 2) product revenue net of cost of product revenue as a component of service fee revenue. In general, we seek to structure client relationships in our Retail model under the net revenue approach to more closely align with our service fee revenue financial presentation and mitigate inventory ownership, although we have one client still utilizing the gross revenue approach. Freight costs billed to customers are reflected as components of product revenue. This business model generally requires significant working capital, for which we have credit available either through credit terms provided by our clients or under senior credit facilities.

Growth is a key element to achieving our future goals, including achieving and maintaining sustainable profitability. Growth in our Service Fee and Agent models is driven by two main elements: new client relationships and organic growth from existing clients. We focus our sales efforts on larger contracts with brand-name companies within four primary target markets, health and beauty, home goods and collectibles, fashion and consumer packaged goods, which, by nature, require a longer duration to close but also have the potential to be higher quality and longer duration engagements. Through recent acquisitions, we have expanded our Professional Services service offering capabilities and added new client relationships, which we currently expect to enhance our growth opportunities.

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

Operating Results

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended			% of Total		Nine Months Ended			% of Total
	September 30,			Revenues		September 30,			Revenues
	2018	2017	Change	2018	2017	2018	2017	Change	2018	2017
Revenues
Service fee revenue	$52,890	$54,490	$(1,600)	68.1%	70.5%	$162,519	$166,455	$(3,936)	69.7%	71.1%
Product revenue, net	8,469	9,616	(1,147)	10.9%	12.4%	27,081	30,881	(3,800)	11.6%	13.2%
Pass-through revenue	16,342	13,212	3,130	21.0%	17.1%	43,573	36,816	6,757	18.7%	15.7%
Total revenues	77,701	77,318	383	100%	100%	233,173	234,152	(979)	100%	100%
Costs of Revenues
Cost of service fee revenue (1)	33,344	35,719	(2,375)	63.0%	65.6%	102,246	111,280	(9,034)	62.9%	66.9%
Cost of product revenue (2)	8,099	8,991	(892)	95.6%	93.5%	25,819	29,221	(3,402)	95.3%	94.6%
Cost of pass-through revenue (3)	16,342	13,212	3,130	100.0%	100.0%	43,573	36,816	6,757	100.0%	100.0%
Total costs of revenues	57,785	57,922	(137)	74.4%	74.9%	171,638	177,317	(5,679)	73.6%	75.7%
Service fee gross profit (1)	19,546	18,771	775	37.0%	34.4%	60,273	55,175	5,098	37.1%	33.1%
Product revenue gross profit (2)	370	625	(255)	4.4%	6.5%	1,262	1,660	(398)	4.7%	5.4%
Total gross profit	19,916	19,396	520	25.6%	25.1%	61,535	56,835	4,700	26.4%	24.3%
Selling, General and Administrative expenses	19,239	18,229	1,010	24.8%	23.6%	59,655	60,682	(1,027)	25.6%	25.9%
Income (loss) from operations	677	1,167	(490)	0.9%	1.5%	1,880	(3,847)	5,727	0.8%	-1.6%
Interest expense, net	612	778	(166)	0.8%	1.0%	1,802	2,125	(323)	0.8%	0.9%
Income (loss) before income taxes	65	389	(324)	0.1%	0.5%	78	(5,972)	6,050	0.0%	-2.6%
Income tax expense, net	751	487	264	1.0%	0.6%	2,140	1,578	562	0.9%	0.7%
Net loss	$(686)	$(98)	$(588)	-0.9%	-0.1%	$(2,062)	$(7,550)	$5,488	-0.9%	-3.2%

(1)	Represents the percent of Service fee revenue.
(2)	Represents the percent of Product revenue, net.
(3)	Represents the percent of Pass-through revenue.

Segment Operating Data

PFS Operations (in thousands, except percentages)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2018	2017	Change	Change %	2018	2017	Change	Change %
Revenues:
Service fee revenue	$32,106	$30,705	$1,401	5%	$100,222	$100,346	$(124)	(0)%
Product revenue, net	8,469	9,616	(1,147)	(12)%	27,081	30,881	(3,800)	(12)%
Pass-through revenue	15,702	12,489	3,213	26%	42,076	35,479	6,597	19%
Total revenues	$56,277	$52,810	$3,467	7%	$169,379	$166,706	$2,673	2%
Costs of revenues:
Cost of service fee revenue	$22,605	$23,631	$(1,026)	(4)%	$70,903	$78,254	$(7,351)	(9)%
Cost of product revenue	8,099	8,991	(892)	(10)%	25,819	29,221	(3,402)	(12)%
Cost of pass-through revenue	15,702	12,489	3,213	26%	42,076	35,479	6,597	19%
Total costs of revenues	$46,406	$45,111	$1,295	3%	$138,798	$142,954	$(4,156)	(3)%
Gross profit	$9,871	$7,699	$2,172	28%	$30,581	$23,752	$6,829	29%
Direct operating expenses	4,235	2,488	1,747	70%	12,121	8,607	3,514	41%
Direct contribution	$5,636	$5,211	$425	8%	$18,460	$15,145	$3,315	22%

PFS Operations total revenues for the three months ended September 30, 2018 increased by $3.5 million compared with the corresponding period in 2017.  Service fee revenue increased $1.4 million due to new and expanded client relationships, partially offset by the impact of client transitions, including certain lower-margin engagements.  Product revenue, net, decreased by $1.1 million due to the revenue stream being primarily dependent on one client, which restructured its operations and discontinued certain product lines which has resulted, and is expected to continue to result, in reduced product revenue activity.

PFS Operations total revenues for the nine months ended September 30, 2018 increased by $2.7 million compared with the corresponding period in 2017.  Service fee revenue decreased $0.1 million, primarily due to the impact of client transitions, including certain lower-margin engagements, partially offset by new and expanded client relationships.  Product revenue, net, decreased $3.8 million as a result of the client’s operational restructuring changes discussed above.

Pass-through revenue increased by $3.2 million and $6.6 million during the three and nine month periods ended September 30, 2018, primarily due to incremental activity with both new and existing clients partially offset by the impact of client terminations.

PFS Operations gross margin improved to 17.5% for the three months ended September 30, 2018 as compared to 14.6% in the same period of the prior year primarily due to an increase in service fee related gross margin, which increased to 29.6% for the three months ended September 30, 2018 as compared to 23.0% in the prior year.

PFS Operations gross margin improved to 18.1% for the nine months ended September 30, 2018 as compared to 14.2% in the same period of the prior year primarily due to an increase in service fee related gross margin, which increased to 29.3% for the nine months ended September 30, 2018 as compared to 22.0% in the comparable period of the prior year. The service fee gross margin increase in both the three and nine-month periods ended September 30, 2018 were primarily due to improved operational efficiency through enhanced warehouse technology capabilities, focus on higher margin service offerings, including project work, and the transition of certain lower margin client engagements which did not meet our profitability objectives and were discontinued.

Direct operating expenses increased by $1.7 million for the three months ended September 30, 2018 compared to the corresponding period in 2017 and by $3.5 million for the nine months ended September 30, 2018 compared to the corresponding period in 2017. The increase in both periods was primarily due to higher personnel and facility costs.

LiveArea Professional Services (in thousands, except percentages)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2018	2017	Change	Change %	2018	2017	Change	Change %
Service fee revenue	$20,784	$23,785	$(3,001)	(13)%	$62,297	$66,109	$(3,812)	(6)%
Pass-through revenue	640	723	(83)	(11)%	1,497	1,337	160	12%
Total revenues	$21,424	$24,508	$(3,084)	(13)%	$63,794	$67,446	$(3,652)	(5)%
Cost of service fee revenue	10,739	12,088	(1,349)	(11)%	31,343	33,026	(1,683)	(5)%
Cost of pass-through revenue	640	723	(83)	(11)%	1,497	1,337	160	12%
Total cost of revenues	$11,379	$12,811	$(1,432)	(11)%	$32,840	$34,363	$(1,523)	(4)%
Gross profit	$10,045	$11,697	$(1,652)	(14)%	$30,954	$33,083	$(2,129)	(6)%
Direct operating expenses	5,771	7,384	(1,613)	(22)%	20,805	24,193	(3,388)	(14)%
Direct contribution	$4,274	$4,313	$(39)	(1)%	$10,149	$8,890	$1,259	14%

LiveArea Professional Services revenues for the three and nine months ended September 30, 2018 decreased by $3.1 million and $3.7 million, respectively, as compared with the corresponding periods in 2017.  The decreases in revenues are primarily due to reduced technology services project activity for certain clients as well as client transitions, partially offset by increased service fee revenue from new and expanded client relationships.

LiveArea Professional Services gross margin decreased to 46.9% from 47.7% in the three months ended September 30, 2018, and to 48.5% from 49.1% in the nine months ended September 30, 2018, as compared to the corresponding periods of the prior year.  The decreases in gross margin are primarily applicable to higher than expected costs incurred on certain client projects.

Direct operating expenses decreased by $1.6 million and $3.4 million for the three and nine months ended September 30, 2018, respectively, compared to the corresponding periods in 2017. The decreases were primarily due to lower personnel and contractor costs attributable to our cost reduction efforts in response to lower revenues.

Corporate (in thousands, except percentages)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2018	2017	Change	Change %	2018	2017	Change	Change %
Unallocated corporate expenses	$9,233	$8,357	$876	10%	$26,729	$27,882	$(1,153)	(4)%

Unallocated corporate expenses increased by $0.9 million for the three months ended September 30, 2018 compared to the corresponding period in 2017. The increase was primarily due to an increase in acquisition-related, restructuring and other costs, stock-based compensation expenses and certain technology systems costs which was partially offset by a decrease in personnel related costs.

Unallocated corporate expenses decreased by $1.2 million for the nine months ended September 30, 2018 compared to the corresponding period in 2017. The decrease was primarily due to a $2.1 million decrease in earnout expense related to our performance- based contingent payments applicable to our 2015 acquisition of CrossView, Inc. as well as reduced severance costs, partially offset by an increase in professional services, stock-based compensation expenses and certain technology systems costs.

Income Taxes

During the three months ended September 30, 2018, we recorded a tax provision of $0.8 million comprised primarily of $0.5 million related to the majority of our international operations, $0.2 million related to state income taxes, and $0.1 million associated with the tax amortization of goodwill relation to our CrossView acquisition. A valuation allowance has been provided for the majority of our domestic net deferred tax assets, which are primarily related to our net operating loss carryforwards, and for certain foreign deferred tax assets.

During the nine months ended September 30, 2018, we recorded a tax provision of $2.1 million comprised primarily of $1.4 million related to the majority of our international operations, $0.4 million related to state income taxes, and $0.3 million associated with the tax amortization of goodwill relation to our CrossView acquisition. A valuation allowance has been provided for the majority of our domestic net deferred tax assets, which are primarily related to our net operating loss carryforwards, and for certain foreign deferred tax assets.

For the nine months ended September 30, 2018 and 2017, we have utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings and (ii) our ongoing assessment that the recoverability of our deferred tax assets is not likely in several jurisdictions.

On December 22, 2017, the United States government enacted the Tax Cuts and Jobs Act, commonly referred to as the Tax Reform Act. The Tax Reform Act includes significant changes to the U.S. income tax system, including, but not limited to: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; repeal of the Alternative Minimum Tax (“AMT”); full expensing provisions related to business assets; creation of new minimum taxes, such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which will result in a one-time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”). The provisional impacts of this legislation are outlined below:

•

Beginning January 1, 2018, the U.S. corporate income tax rate is 21%. We are required to recognize the impacts of this rate change on its deferred tax assets and liabilities in the period enacted. At December 31, 2017, we remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Tax Reform Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount related to the remeasurement of our deferred tax balance was $12.1 million that was mostly offset by a change in the valuation allowance, except for a $0.6 million benefit that was recorded to our consolidated statement of operations related to tax amortization of goodwill for the period ended December 31, 2017.

•

The Transition Tax on unrepatriated foreign earnings is a tax on previously untaxed accumulated and current earnings and profits ("E&P") of our foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, among other factors, the amount of post-1986 E&P of its foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Based on our reasonable estimate of the Transition Tax, there is no provisional Transition Tax expense. We have not completed accounting for the income tax effects of the transition tax and are continuing to evaluate this provision of the Tax Reform Act.

•

The Tax Reform Act creates a new requirement that Global Intangible Low Tax Income (“GILTI”) earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. Due to the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Reform Act. Under U.S. GAAP, we are permitted to make an accounting policy election to either account for taxes due on future inclusions in U.S. taxable income related to GILTI as a current period expense when incurred or to factor such amounts into our measurement of its deferred taxes. We have not yet completed our analysis of the GILTI tax rules and are not yet able to reasonably estimate the effect of this provision of the Tax Reform Act or make an accounting policy election for the accounting treatment whether to record deferred taxes attributable to the GILTI tax. We have not recorded any amounts related to potential GILTI tax in our consolidated financial statements.

The income tax effects recorded in our consolidated financial statements as a result of the Tax Reform Act are provisional in accordance with ASU 2018-05, ASU 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“SAB 118”) (“ASU 2018-05”), as we have not yet completed its evaluation of the impact of the new law. SAB 118 allows for a measurement period of up to one year after the enactment date of the Tax Reform Act to finalize the recording of the related tax impacts.

The preliminary net tax effects recorded may differ in the future due to changes in the interpretations of the Tax Reform Act, legislative action, and changes to estimates we have utilized to calculate the tax impact. We expect to finalize the tax analysis related to the Tax Reform Act with the filing of our tax return and record any differences between the final and provisional amounts, if any, in the 2018 fourth quarter.

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

Our cash position decreased in the nine months ended September 30, 2018 primarily from using cash generated from operations to make payment for the cash portion of the CrossView Earnout of approximately $3.3 million, capital expenditures and payments on our outstanding debt obligations.

Cash Flows from Operating Activities

During the nine months ended September 30, 2018, net cash provided from operations was $10.5 million, compared to $1.5 million in the same period of the prior year. Cash flow benefits from operating activities are primarily due to a decrease in net loss and changes in working capital for the nine months ended September 30, 2018 as compared to the same period in 2017.

Cash Flows from Investing Activities

Cash used in investing activities included capital expenditures of $4.0 million during both the nine months ended September 30, 2018 and 2017, exclusive of property and equipment acquired under debt and capital lease financing, which consisted primarily of capitalized software costs and equipment purchases.

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

Cash Flows from Financing Activities

During the nine months ended September 30, 2018 and 2017, cash used in financing activities was $10.6 million and $11.1 million, respectively, primarily related to performance-based contingent payments and repayments on our debt and capital lease obligations.

Working Capital

During the nine months ended September 30, 2018, our working capital increased to $19.2 million as of September 30, 2018 compared to $13.7 million at December 31, 2017.  This increase was primarily related to income generated from operations before working capital changes and the refinancing of our U.S. Credit Agreement, partially offset by capital expenditures.

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

Our term and revolving loan facilities described below contain both financial and non-financial covenants. To the extent we fail to comply with our debt covenants, including the financial covenant requirements, and we are not able to obtain a waiver, the lenders would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral. An acceleration of the repayment of our credit facility obligations may have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all such obligations. As of September 30, 2018, we were in compliance with all debt covenants. Further, non-renewal of any of our credit facilities may have a material adverse impact on our business and financial condition.

Inventory Financing

To finance its distribution of Ricoh products in the U.S., Supplies Distributors has a short-term credit facility with IBM Credit LLC (“IBM Credit”) that provides financing for eligible inventory and certain receivables. We have provided a collateralized guarantee to secure the repayment of this credit facility. The IBM Credit facility does not have a stated maturity and both parties have the ability to exit the facility following a 90-day notice. We have direct vendor credit terms with Ricoh to finance Supplies Distributors European subsidiary’s inventory purchases.

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

Debt and Capital Lease Obligations

U.S. Credit Agreement. In August 2015, we entered into a credit agreement (“Credit Agreement”) with Regions Bank, as agent for itself, Bank of America N.A., HSBC Bank USA, National Association and one or more future lenders (the “Lenders”). Under this Credit Agreement, and subject to the terms set forth therein, the Lenders have agreed to provide a revolving loan facility for up to $32.5 million and a term loan facility for up to $30 million. Subject to the terms of the Credit Agreement, we have the ability to increase the total loan facilities to $75 million. Availability under the revolving loan facility, which was approximately $20.0 million as of September 30, 2018, may not exceed a borrowing base of eligible accounts receivable (as defined). Advances under the Credit Agreement accrue interest at a variable rate, plus an applicable margin, and have a five-year maturity, with scheduled amortization payments for term loan advances. The Credit Agreement is secured by a lien on substantially all of our U.S. assets and a pledge of 65% of the shares of certain of our foreign subsidiaries. The Credit Agreement contains cross default provisions, various restrictions upon our ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum fixed charge ratio and a maximum leverage ratio. In June 2016, PFSweb also entered into a Master Agreement with Regions Bank to provide equipment loans financing for certain capital expenditures.

On November 1, 2018, we entered into Amendment No.1 to our credit agreement with Regions Bank (the “Amended Facility”).  The Amended Facility provides for an increase in availability for our Revolving Loans to $60.0 million, with the ability for a further increase of $20.0 million to $80.0 million and the elimination of the Term Loan.  Amounts outstanding under the Term Loan were reconstituted as Revolving Loans.  The Amended Facility also extends the maturity date to November 1, 2023.

Master Lease Agreements. We have various agreements that provide for leasing or financing transactions of equipment and other assets and will continue to enter into such arrangements as needed to finance the purchasing or leasing of certain equipment or other assets. Borrowings under these agreements, which generally have terms of three to five years, are generally secured by the related equipment, and in certain cases, by a Company parent guarantee.

Other than our capital and operating lease commitments, we do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). As of September 30, 2018, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2018, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission.

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

10.83 (12)

Amendment No. 1 dated as of November 1, 2018 by and among Priority Fulfillment Services, Inc., a Delaware corporation, as Borrower, PFSweb, Inc., a Delaware corporation, and certain Subsidiaries and Affiliates, as Guarantors, and Regions Bank, as Administrative Agent, for itself and the other Lenders identified therein.

31.1 (12)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 (12)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (12)	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS (12)	XBRL Instance Document.
101.SCH (12)	XBRL Taxonomy Extension Schema.
101.CAL (12)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF (12)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB (12)	XBRL Taxonomy Extension Label Linkbase.
101.PRE (12)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).
(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended December, 31, 2005 filed on March 31, 2006.
(3)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 13, 2007.
(4)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 2, 2008.
(5)	Incorporated by reference from PFSweb, Inc. Form 10-Q filed on August 14, 2009.
(6)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 2, 2010.
(7)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 18, 2013.
(8)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 19, 2015.
(9)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 30, 2015.
(10)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 28, 2018.

(12)	Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2018

PFSweb, Inc.

By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer
Chief Accounting Officer
Executive Vice President