Form 10-K
period 2018-12-31
PFSWEB INC
filed 2019-03-18
CIK 1095315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les).   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of June 30, 2018 (based on the closing price as reported by the National Association of Securities Dealers Automated Quotation System) was $147,258,058.

There were 19,260,829 shares of the registrant’s Common Stock outstanding as of March 8, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement for its 2019 annual meeting of shareholders, which is expected to be filed with the Securities and Exchange Commission by April 30, 2019.

FORWARD-LOOKING STATEMENTS CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, or management strategies). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “potential,” “intend,” “project,” and other similar expressions. These forward-looking statements involve risks and uncertainties, and may include assumptions as to how we may perform in the future. Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee these expectations will actually be achieved. In addition, some forward-looking statements are based upon assumptions about future events that may not prove to be accurate. Therefore, our actual results may differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Item 1A: Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission, or the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

Item 1.	Business

General

Unless otherwise indicated, all references to “PFSweb,” “the Company,” “we,” “us” and “our” refer to PFSweb, Inc., a Delaware corporation, and its subsidiaries; references to “Supplies Distributors” refer to our subsidiary, Supplies Distributors, Inc., and its subsidiaries.

PFSweb, Inc., was incorporated in 1999 in the state of Delaware and maintains its corporate headquarters in Allen, Texas. All of our services are provided through our direct and indirect wholly-owned subsidiaries as noted above. In December 1999, PFSweb consummated an initial public offering of its common stock and became listed for trading on The NASDAQ Exchange under the symbol “PFSW.”

PFSweb is a Global Commerce Services Company. We manage the entire customer shopping experience for major branded manufacturers and retailers through two business segments, LiveArea Professional Services and PFS Operations.  The LiveArea Professional Services segment provides services to support or improve the digital shopping experience of shopping online, such as strategic commerce consulting, design and digital marketing services and technology services. The PFS Operations segment provides services to support or improve the physical, post-click experience, such as logistics and fulfillment, customer care and order to cash services including distributed order orchestration and payment services. We offer our services on an à la carte basis or as a complete end-to-end solution.  Major brands and other companies turn to us to optimize their customer experiences and enhance their traditional and online business channels, creating commerce without compromise.

The services we offer are primarily organized into the following categories:

LiveArea Professional Services

•	Strategic Commerce Consulting Services
•	Design and Digital Marketing Services
•	Technology Services

PFS Operations

•	Order to Cash
•	Fulfillment
•	Customer Care

Our executive offices are located in Allen, Texas which is where we also maintain our primary technology operations and provide professional services. We operate state-of-the-art contact centers in Dallas, Texas, Richmond Hill, Ontario, Canada, Liège, Belgium, and Basingstoke, United Kingdom (“U.K.”). We lease warehouse facilities of approximately 1.6 million square feet in Memphis, Tennessee, Southaven, Mississippi, Richmond Hill, Ontario, Canada, Liège, Belgium, and Southampton, U.K. allowing us to provide global distribution solutions. Additionally, we engage in business development activities and provide additional professional services and/or technology services from our offices in Minnesota, New York, North Carolina, Washington, U.K., Bulgaria and India.

GLOBAL COMMERCE SOLUTIONS

LiveArea Professional Services and PFS Operations serve as the “brand behind the brand” for companies seeking to increase efficiencies, enter new markets or launch optimized sales channels. As an eCommerce development firm, digital agency and business process outsourcer, we offer scalable and cost-effective solutions for brand manufacturers, online retailers, and distributors across a wide range of industry segments. We provide our clients with seamless and transparent solutions to support their business strategies, allowing them to focus on their core competencies. Leveraging our technology, expertise and proven methodologies, we enable clients to develop and deploy new products and implement new business strategies or address new distribution channels rapidly and efficiently through our optimized solutions. Our clients engage us both as a consulting partner to assist them in the design of a business solution as well as a virtual and physical infrastructure partner to provide the mission critical operations required to build and manage their business solution. Together, we not only help our clients define new ways of doing business, but also provide them the technology, physical infrastructure and professional resources necessary to quickly implement their business model. We allow our clients to quickly and dramatically change how they “go-to-market.”

Each client has a unique business model and unique strategic objectives that often require highly customized solutions. We support clients in a wide array of industries, including fashion apparel and accessories, fragrance and beauty products, consumer packaged goods (“CPG”), home furnishings and housewares, coins and collectibles, and technology products. These clients turn to LiveArea Professional Services and PFS Operations for help in addressing a variety of business needs that include strategic consulting, commerce creative design and development, customer satisfaction and retention, time-definite logistics, vendor managed inventory and integration, supply chain compression, cost model realignments, transportation management and international expansion, among others. We also act as a constructive agent of change, providing clients the ability to alter their current distribution model, establish direct relationships with end-customers, and reduce the overall time and costs associated with existing distribution channel strategies. Our clients are seeking solutions that will provide them with dynamic supply chain and multi-channel marketing efficiencies, while ultimately delivering a world-class, branded customer service experience.

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

Quickly Capitalize on Market Opportunities. Our solutions empower clients to rapidly implement their supply chain and eCommerce strategies and take advantage of opportunities without lengthy integration and implementation efforts. We have readily available advanced technology and physical infrastructure that is flexible in its design, which facilitates quick integration and implementation. The solution is designed to allow our clients to deliver consistent quality service as transaction volumes grow and also to handle daily and seasonal peak periods. Through our international locations, our clients expand the global reach of their products.

Improve the Customer Experience. We enable our clients to provide their customers with a high-touch, positive buying experience thereby maintaining and promoting brand loyalty. Through our use of advanced technology, we can respond directly to customer inquiries by e-mail, voice or data communication and assist them with online ordering and product information. We believe we offer our clients a “world-class” level of service, including high-touch customer care service centers, detailed Customer Relationship Management (“CRM”) reporting and exceptional order accuracy. We have significant experience in the development of eCommerce storefronts that allows us to recommend features and functions easily navigated and understood by our clients’ customers. Our technology platform is designed to ensure high levels of reliability and fast response times for our clients’ customers. Because of our technology, our clients benefit from being able to offer the latest in customer communication and response conveniences to their customers.  Our fulfillment facilities are designed for efficient multi-brand operation with an emphasis on creating branded fulfillment experiences featuring custom packaging, gift wrapping, extensive personalization options and build-to-order and build-to-stock kitting.

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

Access a Sophisticated Technology Ecosystem. We provide our clients with access to a Technology Ecosystem featuring best-of-breed eCommerce technologies together in a single, integrated, Payment Card Industry (“PCI”) certified order to cash offering. Powered by leading enterprise-class software solutions, our order to cash platform is seamlessly integrated into a variety of eCommerce platforms and supporting technology components and services to provide an end-to-end eCommerce solution. Built to accelerate the implementation process, the Technology Ecosystem allows for flexible integrations with other technology providers and client systems.

Our Technology Ecosystem also extends beyond the digital world and into physical commerce channels. Brands and retailers today require flexible technology to control customer shopping experiences regardless of where they shop. Deploying ship from store, in-store pick up, pop-up distribution centers, or mobile point of sale capabilities are just a few examples of how we can enable brands to create a dynamic and unique omni-channel shopping experience.

We believe our highest value proposition is achieved when our clients engage our full end-to-end suite of services from both LiveArea Professional Services and PFS Operations. However, we provide our clients with the opportunity to customize their solution by selecting only certain services from our offering in à la carte fashion. We believe this flexibility and willingness to create a customized solution for each client differentiates us from our competition.

LiveArea Professional Services

Through the LiveArea Professional Services business segment, we bring together a comprehensive portfolio of commerce-focused professional services. Key offerings include strategic commerce consulting, design, digital marketing and technology development services.  Delivering a boutique approach and world-class capabilities, we create digital experiences that deliver tangible results.

Our strategic approach addresses the entire customer journey. From brand strategy and digital experiences to the day-to-day mechanics of digital marketing services, we help brands stand apart from competitors, connect with customers and drive revenue. Our end-to-end, omni-channel expertise supports a holistic marketing strategy, from awareness and attraction to conversion and optimization.

Strategic Commerce Consulting Services

Our strategic commerce consulting practice leverages our commerce business and operational capabilities along with extensive vertical expertise to assist our clients in identifying new opportunities for channel revenue/margin growth, omni-channel alignment, digital transformation, new customer/segment acquisition, market expansion and cost savings. We also monitor emerging technologies and trends, with an eye to measuring business impact and alignment with our clients’ end goals. With a focus on actionable strategy, we seek to optimize clients’ commerce investments while anticipating competitive opportunities and threats.

Our clients seek help navigating an increasingly complex digital landscape, lowering barriers to market for new players and an array of options for companies looking to innovate. We work closely with client stakeholders to develop strategic and prioritization frameworks that drive change while providing the ability to pivot as threats or opportunities are identified. In particular, our consultants focus on three key areas that enable clients to remain competitive while taking a leadership position: commerce ecosystem management (including omni-channel alignment), digital opportunity analysis, and an agile operational model to roll out new capabilities and tactics in a measurable yet timely fashion.

Commerce Strategy. From identifying new markets and methods to drive higher revenue to delivering competitive and market analysis, we help clients formulate strategies and tactics that work. Our consultants look to leverage existing assets, personnel, and processes wherever possible while identifying where investment is needed. We also offer roadmaps and initiative “backlogs” prioritized for impact, including guidance on taking a phased approach. Our recommendations balance the need for achieving timely return on investment (“ROI”) against sometimes competing needs for scalability and aggressive growth.

Omni-Channel Consulting. Retail clients are concerned with increased consumer expectations for a holistic, seamless experience regardless of where or when they shop, in-store or online. We offer an array of services that help retailers meet consumer expectations across the commerce lifecycle, from customer acquisition through the transaction, order fulfillment, customer service, and loyalty. In particular, we implement tools and processes to support “endless aisle” inventory access, ship-to-store and ship-from- store capabilities, buy online and return in-store, and similar delivery scenarios.  We similarly consult with retailers on leveraging digital tools within the store environment, whether enabling sales associates to “save the sale” in-store or enhancing consumers’ overall experiences.

Digital Opportunity Audits. Our consultants’ help clients identify where new digital platforms, tools, and technologies can provide competitive advantage or bridge gaps in their current operations and capabilities. Our digital opportunity audits can take into account the competitive landscape, industry trends, digital best practices across verticals, and cost models, providing helpful benchmarks and flagging areas of opportunity. These audits may be conducted periodically to track changes and emerging technologies and measure effectiveness.

Organizational/Operational Readiness. Many clients require organizational readiness consulting to ensure they can effectively utilize the platforms and tools we provide. Providing readiness consulting is crucial to driving client satisfaction and confidence when adopting commerce platforms, particularly when business users are given new capabilities and may need to adapt existing business processes. We also provide organizational design consulting, which is often implemented in a phased approach as the client’s commerce channel grows; this may include recommendations regarding which functions to outsource and which to maintain in-house.

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

Design and Digital Marketing Services

Design. We conceive and design client solutions with a deliberate focus on balancing creativity and usability. We create flagship digital experiences for global brands, offering full-service creative design and production services for a range of digital applications. Our advanced customer experience design offerings include concept development, visual design, user experience design, copywriting, interactive development and content creation.

User Experience. We architect fully responsive branded commerce sites and tools that eliminate transactional friction, reduce cognitive load and improve the shopping experience. We specialize in taking advantage of platform functionality to add one-of-a-kind interactions and designing guided selling apps that use brand expertise to walk customers through complicated purchase decisions.

Interactive Development. We believe front-end development is as much about artfully enhancing a user interaction as it is engineering pixel perfection. We turn digital designs into beautiful, functioning experiences that look and behave the way they were intended across screens and devices of all types, sizes and systems. We also use motion and interactive accents to provide users with guidance and an enhanced user experience.

Search Engine Optimization (“SEO”) & Paid Search. We seek to drive traffic by maintaining an in-depth knowledge of the ever-changing best practices for search engine optimization. We provide insight and advice on algorithm changes, content gaps, multi-language global expansion and competitors’ search efforts. From implementation to ongoing management, we can help brands reach customers who are actively looking for what they offer.

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

Conversion Optimization. Our conversion optimization team applies an in-depth analysis of product and behavioral data on the storefront to continually optimize our client’s site. By combining analytics with the capabilities of the platform, we plan and execute A/B tests, optimize onsite searches, and create personalized experiences to maximize the impact of the marketing and merchandising efforts. From an audit of an existing site to building a conversion optimization roadmap, we help our clients generate more revenue and provide an ever-improving customer experience that turns shoppers into buyers.

Storefront Management. Through proven strategic merchandising methodologies, we create personalized shopping experiences that drive conversion and increase revenue. With specialized expertise in dynamic merchandising, we can draw on each customer’s history to connect these buyers with the right products and content at the right time. Our day-to-day storefront operations include product and category setup, sorting rules definition, promotion configuration and price adjustment. Working within predetermined guidelines, we incorporate best practices and make strategic decisions to achieve each client’s goals.

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

Technology Services

LiveArea's Technology Services builds world-class commerce websites that are designed to maximize revenue opportunities. Built by a seasoned group of professionals, we combine strategy and technology to create innovative user experiences. From high-fashion apparel to CPG, our portfolio consists of brands that accept only the highest quality shopping websites.

We use a proven methodology to deliver quality implementations to meet some of the strictest brand requirements in the industry. Our project teams are comprised of industry-leading professionals that bring eCommerce and web development best practices to our clients’ custom solutions. Once live, our team applies the same level of excellence to ongoing development, site maintenance and solutions support.

As a platform-agnostic provider, we manage dedicated commerce technology practices specializing in all of the leading enterprise platforms to enable our clients’ growth. We employ a proven development methodology, led by a highly-qualified team of solutions architects, web developers, project managers, and quality assurance (“QA”) specialists. When paired with our strategic commerce consulting services and our design / user experience (“UX”) and digital marketing services, we can provide an entire suite of services that spans strategy, creative, project management, web development, and quality assurance.

Commerce Development. Our technology services practice partners and actively works with each commerce platform provider to ensure we are delivering quality services for our joint clients. We also work to achieve higher-level partner status with each provider to demonstrate our expertise and experience for each practice.

Managed Services. The right people, processes and tools are essential to maintaining a high-performance commerce environment. LiveArea’s Managed Services delivers all three elements integrated into an array of services to optimize, manage, and protect commerce technology. Our work doesn't stop when we launch a commerce site. Our Managed Services team provides real-time management and monitoring to ensure our clients’ sites are always operating at peak performance. We provide Level 1/2/3 technical, business, and solutions support for optimal issue management. Our team of technologists manage day-to-day commerce operations and monitor technology continuously with best-in-class tools and practices. The result is a high performing, stable commerce infrastructure always available, always operating at peak performance. Our automation tools facilitate fast, accurate code deployment – whether applying a software patch or launching new code.

Quality Assurance. Whether it's a new site build or ongoing development, our team of QA experts employ a full-service test suite that includes quality assurance scripting and testing, regression, load testing, and automation.

Training. We provide on-site, personalized platform training from experienced subject-matter experts. Our training team empowers our clients’ business and merchandising staff with the knowledge they need to operate and optimize their eCommerce sites. Core training includes platform essentials, advanced merchandising, front-end design and developer training.

PFS Operations

Through the PFS Operations business segment, we provide the operational activities required and expected of the world's leading brands. Our solutions support direct-to-consumer (“DTC”), business-to-business (“B2B”), and retail sales channels. We have DTC and B2B experience in customizing solutions to meet the unique nuances of our clients’ internal finance, customer care, and supply chain operations. With approximately 1.6 million square feet of leased or managed distribution space and approximately 1,100+ contact center seats across two continents, we have the global infrastructure to meet the operational needs of our eCommerce and traditional B2B clients.

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

Order to Cash Service

Our order to cash service provides our clients with distributed order orchestration and payment processing.  Our order to cash service features an Oracle-based, custom, scalable Distributed Order Management System (“D-OMS”) built for DTC and B2B and order processing with a variety of fully-integrated DTC and B2B payment processing and fraud management platforms and technologies. Our order to cash service provides interfaces that allow for real-time information retrieval, including information on inventory, sales orders, shipments, delivery, purchase orders, warehouse receipts, customer history, accounts receivable and credit lines. These solutions are seamlessly integrated with our customer contact centers, allowing for the processing of orders through shopping cart, phone, fax, mail, email, live chat and other order receipt methods. As the information backbone for our total supply chain solution, our order to cash service can be used on a stand-alone basis or in conjunction with our other business infrastructure offerings, including contact center or order fulfillment services. In addition, for the B2B market, our order to cash service provides a variety of order receipt methods that facilitate commerce within various stages of the supply chain. Our service provide the ability for both our clients and their customers to track the status of orders at any time. Our services are transparent to our clients’ customers and are seamlessly integrated with our clients’ internal system platforms and websites. By synchronizing these activities, we can capture and provide critical customer information, including:

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

Technology Collaboration. We have created a suite of technology services that enable buyers and suppliers to fully automate their business transactions within their supply chain using our order management interfaces. Our collaboration technologies operate in an open systems environment and feature the use of industry-standard Extensible Markup Language (“XML”) and Service-Oriented Architecture (“SOA”) web services, enabling customized eCommerce solutions with minimal changes to a client’s systems or our systems. The result is a faster implementation process. We also support information exchange methods, such as Applicability Statement 2 (“AS2”), Secure File Transfer Protocol (“SFTP”), Electronic Data Interchange (“EDI”), Message Queue Series (“MQ Series”), Application Link Enabling (“ALE”), and Representational State Transfer / Simple Object Access Protocol (“REST/SOAP”) over Hyper Text Transfer Protocol Secure (“HTTPS”).

Information Management. We have the ability to communicate with and transfer information to and from our clients through a wide variety of technology services, including real-time web service enabled data interfaces, file transfer methods and electronic data interchange. Our distributed order orchestration systems are designed to capture, store and electronically forward to our clients critical information regarding customer inquiries and orders, product shipments, inventory status (for example, levels of inventory on hand, on backorder, on purchase order and inventory due dates to our warehouse), product returns and other information. Our clients are able to utilize inventory and order information for use in analyzing sales and marketing trends and introducing new products. We also offer customized reports and data analyses based upon specific client needs to assist them in their budgeting.

Payments. Protecting our clients’ brand with secure payment processing and fraud management services is critical to a successful operation. We also provide flexible global payment options as well as gift cards, B2B invoicing and VAT services.

Our payment services are divided into two major financial management areas: 1) billing, credit, collection and cash application services for B2B clients and 2) fraud review, chargeback management and processing and settlement of credit card services for DTC clients.

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

Fulfillment

We design advanced distribution operations that streamline our clients’ supply chain process and offer a flexible fulfillment model. Our fulfillment team understands the value of the delivery experience by specializing in creating branded solutions with gift wrap, product personalization and other value-added services. Our distribution centers are located in the Memphis, Tennessee area, Toronto, Canada, Basingstoke, U.K., and Liege, Belgium to provide centrally located fulfillment throughout North America and Europe.

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

In addition to our advanced distribution systems, our proprietary pick-to-light carts, stationary pick-to-light areas and conveyor system controls provide real time productivity reporting, thereby providing our management team with the tools to implement productivity standards. This combination of computer-controlled equipment provides the seamless integration of our pick-to-light systems and mass sortation capabilities. This unique combination of technologies ensures high order accuracy for each and every customer order.

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

Pop-Up Distribution Centers. Temporary fulfillment centers allow our clients’ eCommerce fulfillment networks to flex during peak periods with all the benefits of regional distribution nodes, without the long-term capital costs. We can deploy full pick-pack-ship operations within weeks that run off a simple Wi-Fi network and our proprietary distributed order management technology. Deployed into any real estate space with Wi-Fi, this solution allows for temporary forward stock allocation to alleviate volume from the primary fulfillment center, shorten delivery times and lower shipping costs.

Kitting and Assembly Services. Our expanded kitting and assembly services enable our clients to reduce the time and costs associated with managing multiple suppliers, warehousing hubs and light manufacturing partners. As a single source provider, we provide the advantage of convenience, accountability and speed. Our kitting and assembly services include light assembly, specialized kitting and supplier-consigned inventory hub either in our distribution facilities or co-located elsewhere. We also offer customized light manufacturing and supplier relationship management.

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

Our standard capabilities include: build-to-order, build-to-stock, expedited orders, passive and active electrostatic discharge (“ESD”) controls, product labeling, serial number generation, marking and/or capture, lot number generation, asset tagging, bill of materials (“BOM”) processing, SKU-level pricing and billing, manufacturing and metrics reporting, first article approval processes and comprehensive quality controls.

Kitting and inventory hub services enable clients to collapse supply chains into the minimal steps necessary to prepare product for distribution to any channel, including wholesale, mass merchant retail or direct to consumer. Clients no longer have to employ multiple providers or require suppliers to consign multiple inventory caches for each channel. We offer our clients the opportunity to consolidate operations from a channel standpoint, as well as from a geographic perspective. Our integrated, global information systems and international locations support business needs worldwide.

Customer Care

Our internal contact center operations are focused on providing essential services such as order entry, returns authorization, product inquiry and order tracking. These operations also include our iCommerce Agent (“iCA”), a customizable web-based application featuring powerful customer service tools for accessing all required customer information. Our unique multi-lingual capabilities are possible through our strategically placed locations in Texas, Belgium, U.K., and Canada.

Customer Service Application. Through our web enabled iCA application, our unique technology leverages the client’s website investment by wrapping the Customer Service Application around the existing website. Using iCA, agents provide customer service functions, such as placing orders, checking order status, facilitating returns, initiating upsell and cross sell, managing escalations and gathering “voice of the customer” information to help our clients evolve with their customers’ changing needs. iCA is fully integrated into the client’s website, our data analytics platform, and our order processing system, allowing full visibility into customer history and customer trends. Through each of our customer touch-points, information can be analyzed and processed for current or future use in business evaluation product effectiveness and positioning, and supply chain planning. Through this fully integrated system, we are able to provide a complete customer care solution in a contact center or on a license basis to our clients’ owned or outsourced contact centers.

Customer Assistance. An important feature of evolving commerce is the ability for the customer to communicate with a live customer service representative. Our experience has been that many consumers tell us they visited a web location for information, but not all of those consumers chose to place their order online. Our contact center services utilize features that integrate voice, e-mail, standard mail and live chat communications to respond to and handle customer inquiries. Our customer care representatives answer various questions, acting as virtual representatives of our clients’ organization, regarding order status, shipping, billing, returns and product information and availability as well as a variety of other questions. We utilize technology that allows us to route each customer contact automatically to the appropriate customer care representative who is individually trained in the clients’ business and products.

Our contact centers are flexibly designed so that our customer care representatives can handle either several different clients and products in a shared agent environment, thereby creating economy of scale benefits for our clients, or through a highly customized dedicated agent support model that provides the ultimate customer experience and brand reinforcement.

Quality Monitoring. Quality is essential in our client solutions. As representatives of our clients, our customer care representatives must adhere to the unique quality standards of each client for each contact type. We continually monitor the quality of our customer care representatives against each client quality standard and use the results to provide agent-level feedback to continually improve the customer care experience. Clients may participate in the quality process by remotely listening to calls, assisting in the grading of recorded calls and providing ongoing direction to improve quality standards through our calibration process.

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

INDUSTRY INFORMATION AND COMPETITIVE LANDSCAPE

Industry Overview

Business activities in the public and private sectors continue to operate in an environment of rapid technological advancement, increasing competition and continuous pressure to improve operating and supply chain efficiency while decreasing costs. We currently see the following trends within the industry:

•

Manufacturers strive to restructure their supply chains to maximize efficiency and reduce costs in both B2B and DTC markets, and to create a variable-cost supply chain able to support the multiple, unique needs of each of their initiatives, including traditional retail and eCommerce.

•

Companies in a variety of industries seek outsourcing as a method to address one or more business functions that are not within their core business competencies, to reduce operating costs or to improve the speed or cost of implementation.

•

Retailers, both traditional and eCommerce only, partner with providers that offer them the most flexibility both short and long-term. While the end-to-end model is not as popular compared to 5 years ago, it is still a viable option for brands that are not selling online today in a particular geography. However, many companies today seek to diversify their eCommerce operations across in-house capabilities and outsourced components on an a la carte basis.

•

The “seamless customer experience” is a major industry trend that drives the motivation and goals of retailers and brand manufacturers. As consumers desire a shopping experience that blends sales channels, the integration and flexibility of front and back-end systems is more critical.

Supply Chain Management Trend

As companies maintain focus on improving their businesses and balance sheet financial ratios, significant efforts and investments continue to be made identifying ways to maximize supply chain efficiency and extend supply chain processes. Working capital financing, vendor managed inventory, supply chain visibility software solutions, distribution channel skipping, direct-to-consumer eCommerce sales initiatives and complex upstream supply chain collaborative technology are products that manufacturers seek to help them achieve greater supply chain efficiency.

A key business challenge facing many manufacturers and retailers as they evaluate their supply chain efficiency, is determining how the trend toward increased omni-channel business activity will impact their traditional DTC commerce business models. Ship-from-store, pick-up-in-store, return-to-store and other omni-channel capabilities are becoming increasingly important processes to accommodate. We believe manufacturers will look to outsource their non-core competency functions to support this modified business model. We believe companies will continue to strategically plan for the impact that technology advancements will have on their traditional commerce business models and their existing technology and infrastructure capabilities. Additionally, B2B opportunities exist as companies look to leverage the technology and enhanced customer experience that currently exists within eCommerce channels.

Manufacturers, as buyers of materials, are also imposing new business practices and policies on their supplier partners to shift the normal supply chain costs and risks associated with inventory ownership away from their own balance sheets. Through techniques like Vendor Managed Inventory or Consigned Inventory Programs, manufacturers are asking their suppliers, as a part of the supplier selection process, to provide capabilities where the manufacturer need not own, or even possess, inventory prior to the exact moment that unit of inventory is required as a raw material component or for shipping to a customer. To be successful for all parties, business models such as these often require a sophisticated collection of technological capabilities that allow for complete integration and collaboration of the information technology environments of both the buyer and supplier. For example, for an inventory unit to arrive at the precise required moment in the manufacturing facility, it is necessary for the Manufacturing Resource Planning systems of the manufacturer to integrate with the CRM systems of the supplier. When hundreds of supplier partners are involved, this process can become quite complex and technologically challenging. Buyers and suppliers are seeking solutions that utilize XML based protocols and traditional EDI standards to ensure an open systems platform that promote easier technology integration in these collaborative solutions. In addition to these traditional integration and collaboration technology environments, we are observing the emergence of a variety of solutions utilizing blockchain technologies and we will continue to evaluate the appropriate time to include emerging technology solutions into our service offering.

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

Typically, many outsourcing service providers are focused on a single function, such as information technology, contact center management, credit card processing, warehousing or package delivery. This focus creates several challenges for companies looking to outsource more than one of these functions, including the need to manage multiple outsourcing service providers, to share information with service providers and to integrate that information into their internal systems. Additionally, the delivery of these multiple services must be transparent to the customer and enable the client to maintain brand recognition and customer loyalty. Furthermore, traditional commerce outsourcers are frequently providers of domestic-only services versus international solutions. As a result, companies requiring global solutions must establish additional relationships with other outsourcing parties.

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

Competition

We face competition from many different sources depending upon the type and range of services requested by a potential client. Many other companies offer one or more of the same services we provide on an individual basis. For operations services, our competitors include vertical outsourcers, which are companies that offer a single function solution. We compete with transportation logistics providers, known in the industry as 3PL’s and 4PL’s (third or fourth party logistics providers), who offer product management functions as an ancillary service to their primary transportation services. For professional services, we compete against Global Commerce Service Providers, and Specialists, who perform various services similar to our solution offerings. Additionally, we see competition from digital agencies providing creative, commerce strategy and system integration services. In many instances, PFSweb competes with the in-house operations of our potential clients. Occasionally, the operations departments of potential clients believe they can perform the same services we do, at similar quality levels and costs, while others are reluctant to outsource business functions that involve direct customer contact. We cannot be certain we will be able to compete successfully against these or other competitors in the future.

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

We also compete on the basis of many other important additional factors, including:

•	experience supporting a specific product vertically;
•	operating performance and reliability;
•	ease of implementation and integration;
•	experience of the people required to successfully and efficiently design and implement solutions;
•	experience operating similar solutions dynamically;
•	leading edge technology capabilities;
•	global reach; and
•	price

We believe we can compete favorably with respect to many of these factors. However, the market for our services is competitive and continually evolving, and we may not be able to compete successfully against current and future competitors.

Competitive Landscape

Global Commerce Service Providers. We compete with companies providing broad strategic solutions for digital transformation along with commerce implementation services including Accenture Digital, Capgemini/LCG, Cognizant, Deloitte Digital, HCL, IBM Global Business Services, Infosys, and Publicis.Sapient.

Commerce Specialist Service Providers. We compete with companies providing eCommerce platform-specific services including Astound Commerce, BORN Group, diconium, Gorilla Group/Wunderman Commerce, Isobar and Optaros.

End-to-End Commerce. In North America, we compete with full service commerce providers such as BrandShop, Branded Online, Newgistics/Pitney Bowes, and Trade Global. In the European market, we compete with companies such as Arvato, Yoox and other geographically focused providers in Western Europe.

Design and Digital Marketing Services. We compete with a wide range of digital agency firms, including Fluid, Huge, AKQA, and Wednesday.

Operations. We compete with eCommerce focused order fulfillment providers such as Radial and GEODIS (formerly OHL), as well as, depending on the client’s retail and/or supply chain strategy, Saddle Creek Logistics, Excel Logistics, FedEx Supply Chain, UPS Logistics, Kuehne + Nagel, and other “pure-play” fulfillment or contact center providers.

COMPANY INFORMATION

Clients and Marketing

Our target clients include traditional retailers, online retailers and leading technology and consumer goods brands looking to quickly and efficiently implement or enhance business initiatives, adapt their go-to-market strategies or introduce new products, programs or geographies, without the burden of modifying or expanding their technology, customer care, supply chain and logistics infrastructure. Our solutions are applicable to a multitude of industries and company types and we have provided solutions for such companies as:

Procter & Gamble (consumer packaged goods), L’Oréal USA (health & beauty), ASICS (sporting goods/apparel), Thrive Causemetics (health & beauty), Ricoh (printer supplies), Ralph Lauren (fashion), Kendo (health & beauty), Xerox (printers and printer supplies), PANDORA (jewelry), Tommy Bahama (fashion), Anastasia Beverly Hills (health & beauty), The United States Mint (collectible coins), among many others.

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

Employees

As of December 31, 2018, we had approximately 2,300 employees, of which approximately 1,500 were located in the United States. We have never suffered an interruption of business as a result of a labor dispute. We consider our relationship with our employees to be good. In the U.S., Canada and India, we are not a party to any collective bargaining agreements and while our European subsidiaries are not a party to a collective-bargaining agreement, certain of them are required to comply with certain rules agreed upon by their employee Works Councils.

Our success in recruiting, hiring and training large numbers of skilled employees and obtaining large numbers of hourly employees and temporary staff during peak periods for distribution and call center operations is critical to our ability to provide high quality distribution and support services. Contact center representatives and distribution personnel receive feedback on their performance on a regular basis and, as appropriate, are recognized for superior performance or given additional training. Generally, our clients provide specific product training for our contact center representatives and, in certain instances, on-site client personnel to provide specific technical support. To maintain good employee relations and to minimize employee turnover, we strive to offer competitive pay, hire primarily full-time employees who are eligible to receive a full range of employee benefits, and provide employees with clear, visible career paths.

Internet Access to Reports

Our website address is, www.pfsweb.com, Information contained on, or accessible from, our website is not incorporated by reference into this annual report and should not be considered part of this annual report or any filing we make with the United States Securities and Exchange Commission, or SEC. We file with, or furnish to, the SEC all our periodic filings and reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments if any, to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934).  All of our filings with the SEC are made available, free of charge, through the investor relations section of this website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC or by mailing a written request to Investor Relations at PFSweb, Inc., 505 Millennium Drive, Allen, Texas 75013. Copies of any of our filings also can be obtained without charge from the SEC at www.sec.gov.

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

In an effort to comply with these laws, internet service providers may increasingly block legitimate marketing emails. These consumer protection laws may become more stringent in the future and could result in substantial compliance costs and could interfere with the conduct of our business. Also, an increasing number of countries have introduced and/or increased enforcement of comprehensive privacy laws, or are expected to do so. In Europe, the implementation of new General Data Protection Regulations (“GDPR”) in May 2018 provides heightened rights for individuals and increased sanctions and fines for non-compliance with regulations, including non-adherence to the core principles of processing personal data, infringement of the rights of data subjects and the transfer of personal data to third parties or international organizations that do not ensure an adequate level of data protection.

The UK’s decision to leave the European Union (referred to as “Brexit”) may add cost and complexity to our operations and compliance efforts. The effect of Brexit is uncertain, and, among other things, Brexit has and may continue to contribute to volatility of currency exchange rates, including of the euro and British pound, issues with import and export controls, trade barriers, and the movement of employees. The UK is an important geography for us and we have structured our privacy and data protection compliance program based on the GDPR. If UK and EU privacy and data protection laws and regulations diverge, we will be required to implement alternative UK compliance measures and adapt separately to any new UK requirements.

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

As of December 31, 2018, our total credit facilities outstanding, including debt, capital lease obligations and our vendor accounts payable related to financing of Ricoh product inventory for a client, were approximately $46.7 million. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross-default provisions applicable to other agreements. Certain of these covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. A non-renewal, default under or acceleration of any of our credit facilities may have a material adverse impact upon our business and financial condition. We have guaranteed most of the indebtedness of our subsidiary Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so.

We may experience additional costs and uncertainties from the LIBOR phase-out.

London Interbank Offered Rate (“LIBOR”) is commonly used as benchmark for rates across a wide range of financial products and instruments, however, financial regulators are transitioning away from the use of LIBOR by the end of 2021. As a result we anticipate certain risks associated with this transition, including market uncertainty and disruptions, particularly with our existing debt instruments and equipment financings. We will need to review and address the potential issues in our existing debt instruments and equipment financings for substitutions, as well as revisit our accounting policies.

Our business and future growth depend on our continued access to bank and commercial financing.

Our business and future growth currently depend on our ability to access bank, vendor and commercial lines of credit, including a line of credit facility provided by various banks  that provided for an aggregate of up to approximately $60.0 million of financing as of December 31, 2018, with an accordion feature providing for a potential of additional $20.0 million. This line of credit currently matures in November 2023 and is secured by substantially all our assets. Our ability to maintain, renew or replace our bank, vendor and commercial financing depends upon various factors, including the availability of bank loans and commercial credit in general, as well as our financial condition and prospects. Therefore, we cannot guarantee that these credit facilities will continue to be available beyond their current maturities on reasonable terms or at all. Our inability to maintain, renew or replace our credit facilities or find alternative financing would have a material adverse effect on our business, financial condition, operating results and cash flow.

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

To reach our business growth objectives, we currently expect to increase our operating, sales and marketing expenses, as well as capital expenditures. To offset these expenses, we will need to generate additional profitable business. If our revenue declines or grows slower than either we anticipate or our clients’ projections indicate, or if our operating, sales and marketing expenses exceed our expectations or cannot be reduced to an appropriate level, we may not generate sufficient revenue to be profitable or be able to sustain or increase profitability on a quarterly or annual basis in the future. Additionally, if our revenue declines or grows slower than either we anticipate or our clients’ projections indicate, we may incur unnecessary or redundant costs and our operating results could be adversely affected.

Our service fee revenue and gross margin are dependent upon our clients’ business and transaction volumes and our costs. A reduction in our clients’ ecommerce business, our inability to grow our business or increase service fee revenue from new or existing clients, or our inability to manage expected costs could negatively impact our operating results.

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

For example, we seek to maintain sufficient capacity in our fulfillment, call center and professional services operations and computer technology systems to support our projected existing and new client business activity, including seasonal volumes, and we currently plan on increasing capacity to support future projected growth. The fixed cost structure of many of these investments limits our flexibility to reduce our costs when excess capacity occurs. A reduction in our clients’ business or our inability to grow our business or increase service fee revenue from new or existing clients could result in an underutilization in our invested assets. While certain of our building leases permit early termination in advance of their regular scheduled maturity date, these early terminations would require incremental termination related payments which reduce the potential benefit of this flexibility.

Similarly, salaries and payroll-related expenses are a significant component of our costs. Balancing our workforce levels against the demands for our services is difficult. We generally cannot reduce our labor costs as quickly as negative changes in revenue may occur. We may retain underutilized employees to maintain scalability to meet client demand. We must maintain our operating efficiency and utilization at an appropriate rate to achieve our desired level of profitability. If we are unable to achieve and maintain our target efficiency and utilization rates, our profitability could be adversely impacted. Further, increases in minimum wage requirements and other competitive increases in labor costs could put upward pressure on our costs and adversely affect our profitability if we are unable to recover these increased costs by increasing the prices for our services.

Moreover, our ability to estimate service fee revenue for future periods is substantially dependent upon our clients’ and our own projections, the accuracy of which has been, and will continue to be, unpredictable. Therefore, our planning for client activity and targeted goals for service fee revenue and gross margin may be materially adversely affected by incomplete, delayed or inaccurate projections. In addition, most of our service agreements with our clients are non-exclusive and we cannot be assured that any of our clients will continue to use our services for any period of time. The loss of a significant amount of service fee revenue due to client terminations (including terminations related to client bankruptcies) or material reductions in the services provided to one or more clients could have a material adverse effect on our ability to cover our costs and thus on our profitability.

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

We regularly hire a large number of part-time and seasonal workers, particularly during the fourth quarter holiday season and to meet temporary increases in client activity volume related to “flash sales” and other short-term marketing programs. Any difficulty we may encounter in hiring such workers could result in significant increases in labor costs, or inability to support our clients’ business, which could have a material adverse effect on our business, financial condition and results of operations. We may also hire more full-time and part-time employees to mitigate the risk of the unavailability of temporary workers, and our failure to maintain an appropriate mix of labor personnel may result in higher costs. Increases in minimum wage requirements and other competition for labor could also substantially increase our labor costs. Although we seek to preserve the contractual ability to pass through increases in labor costs to our clients, not all of our current contracts provide us with this protection, and we may enter into contracts in the future, which limit or prohibit our ability to pass through increases in labor costs to our clients.

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

•	changes in regulatory environments;
•	difficulties and expenses associated with localizing our services and operations to local markets, including language and cultural differences;
•	difficulties in staffing and managing international operations, including complex and costly hiring, disciplinary and termination requirements;
•

the impact upon our customers, international firms and global economies arising from the United Kingdom’s withdrawal from the European Union (or “Brexit”) and surrounding uncertainty, and the political, economic and commercial responses related to such events;

•	the complexities of foreign value-added taxes and restrictions on the repatriation of earnings;
•	reduced or varied protection for intellectual property rights in some countries;
•	political, social and economic instability abroad, terrorist attacks and security concerns;
•	fluctuations in currency exchange rates; and
•	increased accounting and reporting burdens and complexities.

Additionally, operating in international markets requires significant management attention and financial resources. We cannot be certain that the investments and additional resources required to establish and maintain operations in other countries will hold their value or produce desired levels of revenues or profitability. Any negative impact from our international business efforts could negatively impact our business, results of operations and financial condition as a whole.

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

The United Kingdom’s withdrawal from the EU may adversely impact our operations in the United Kingdom and elsewhere.

The uncertainty regarding Brexit, related instability in global financial and foreign exchange markets, including volatility in the value of the British pound and European euro, legal uncertainty and potentially divergent national laws and regulations and the absence of established trade agreements between the UK and other EU countries may adversely affect our international operations by, among other things, increasing our costs and reducing the volume of our client activities.

Additionally, the UK is one of our larger markets in Europe. We currently ship products to UK customers from continental Europe, although we are moving operations to our new facility in Southampton, UK. If Brexit results in greater restrictions on imports and exports between the UK and the EU or increased regulatory complexity, then our operations and financial results could be negatively impacted.

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

Goodwill represented approximately 26% of our total assets as of December 31, 2018. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. We are required to test goodwill for impairment annually and when factors or indicators become apparent that could reduce the fair value of any of our reporting units below its book value. Such factors requiring an interim test for impairment include financial performance indicators, such as negative or declining cash flows or a decline in actual or planned revenue or earnings, and a sustained decrease in share price. A significant downward revision in the fair value of one or more of our business units that causes the carrying value to exceed the fair value could cause goodwill to be considered impaired, and could result in a non-cash impairment charge in our consolidated statement of operations.

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

We may be liable for misappropriation of our customers’ and our clients’ customers’ personal information, including through cyber-attacks and the like.

Data security laws are becoming more stringent in the United States and abroad. Third parties are engaging in increased cyber-attacks against companies doing business on the internet and individuals are increasingly subjected to identity and credit card theft on the internet. If third parties or unauthorized employees are able to penetrate our network security or otherwise misappropriate our customers’ or our clients’ customers’ personal information or credit card information, or if we give third parties or our employees’ improper access to customers’ personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, as well as claims for other misuses of personal information, including unauthorized marketing purposes. Liability for misappropriation of this information could decrease our profitability and adversely affect our business. In such circumstances, we also could be liable for failing to provide timely notice of a data security breach affecting certain types of personal information. In addition, the Federal Trade Commission, state and international agencies have brought numerous enforcement actions against internet companies for alleged deficiencies in those companies’ privacy and data security practices, and they may continue to bring such actions. We could incur additional expenses if new regulations regarding the collection, use or storage of personal information are introduced or if government agencies investigate our privacy or security practices.

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

The EU’s implementation of new General Data Protection Regulations (“GDPR”) in May 2018 provides heightened rights for individuals and increased sanctions and fines for non-compliance with regulations, including non-adherence to the core principles of processing personal data, infringement of the rights of data subjects and the transfer of personal data to third parties or international organizations that do not ensure an adequate level of data protection. Any imposition of fines resulting from our failure to comply with the GDPR requirements could materially and adversely affect our financial results. The GDPR also introduces measures that will make data processing and sharing between our European-based businesses and our other businesses more difficult.  We have implemented data processing agreements and reliance on the use of model clauses with our clients and third party vendors as a protective measure, however there can be no guarantee such will be sufficient. As such, we may face a risk of enforcement actions by data protection authorities in the EU. Any such enforcement actions could result in substantial costs and diversion of resources, distract management and technical personnel and negatively affect our business, operating results and financial condition.

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

Most of our client agreements state a contract expiration date, but many also include an early termination clause permitting the client to terminate the contract for convenience prior to its stated expiration date or to reduce the scope of services or delay the commencement of services to be provided under the contract. Termination, reduction, or delay of our services under a contract could result from factors unrelated to our work product or the progress of the project, such as factors related to business or financial conditions of the client, changes in client strategies or the domestic or global economy generally. The bankruptcy, early termination, reduction or substantial delay of services of any significant client, or nonrenewal of any significant client contract, or the nonpayment of a material amount of our service fees by a significant client, if not offset by an increase in other revenue or cost reductions, could have a material adverse effect upon our business, results of operation and financial condition.

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

We and our clients may be subject to existing, new or expanded imposition of sales tax in one or more jurisdictions, which could adversely affect our business.

We collect sales or other similar taxes for shipments of our and our clients’ goods in certain states and jurisdictions. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us and other out-of-state companies, including our clients, that engage in online commerce, depending upon the nexus we or our clients may have with that jurisdiction and the product or services being performed. Recently, with the U.S. Supreme Court's decision in South Dakota v. Wayfair, some states have begun to enact, and others may choose to enact in the future, new legislation and increase enforcement efforts of existing legislation requiring online retailers to collect and remit sales tax. If unexpected sales tax obligations are successfully imposed upon us or our clients by a state or other jurisdiction, we or our clients could be exposed to substantial tax liabilities for past sales and fines and penalties for failure to collect sales taxes and we or our clients could suffer decreased sales in that state or jurisdiction as the effective cost of purchasing goods from or through us increases for those residing in that state or jurisdiction. This imposition of sales tax may also be enforced on companies providing software as a service (SaaS), information services, data processing services, and maintenance, to name a few. As we provide such service we may become subject to sales tax in each state where we provide services.

If there is increased legislative or enforcement action, e-commerce in general could decline as increased taxation of online sales could result in online shopping losing some of its current advantage over traditional retail models, which could diminish its appeal to consumers. A decrease in our clients’ ecommerce sales could impact our revenue. In addition, the cost of implementing new and expanded sales tax impositions by multiple taxing authorities may adversely impact our and our clients’ profitability.

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

If our internal controls are ineffective, our operating results could be adversely affected.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.

We are investing in technology to manage these reporting requirements. Implementing the appropriate changes to our internal controls may distract our officers and employees, result in substantial costs if we implement new processes or modify our existing processes and require significant time to complete. Any difficulties or delays in implementing these controls could impact our ability to timely report our financial results. In addition, we currently rely on a manual process in some areas which increases our exposure to human error or intervention in reporting our financial results. For these reasons, we may encounter difficulties in the timely and accurate reporting of our financial results, which would impact our ability to provide our investors with information in a timely manner. As a result, our investors could lose confidence in our reported financial information, and our stock price could decline.

If our estimates relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, allowance for uncollectible accounts receivable, inventory reserves, contingent payments under endorsement contracts, accounting for property, plant and equipment and definite-lived assets, hedge accounting for derivatives, stock-based compensation, income taxes and other contingencies. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Common Stock.

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

As of December 31, 2018, institutional investors (including transcosmos, Inc., our largest shareholder) own or control approximately 86% of the voting power of our common stock. The interests of these shareholders may differ from our other shareholders in material respects. This concentration of voting power of our common stock may make it difficult for our other shareholders to approve or defeat matters that may be submitted for action by our shareholders, including the election of directors and amendments to our Certificate of Incorporation or Bylaws. This also may have the effect of deterring, delaying, or preventing a change in control, even when such a change in control could benefit our other shareholders. These shareholders may have the power to exert significant influence over our affairs in ways that may be adverse to the interests of our other shareholders.

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

Our headquarters are located in Allen, Texas, a Dallas suburb. In the U.S., we operate a distribution facility in Memphis, Tennessee, with aggregate space of more than 440,000 square feet. We also operate four additional distribution facilities totaling an aggregate of approximately 756,000 square feet in Southaven, Mississippi. These facilities are located approximately ten miles from the Memphis International Airport.

Internationally, we operate a distribution complex in Liège, Belgium with approximately 200,000 square feet, and distribution operations in Ontario, Canada with approximately 95,000 square feet, and distribution operations in Southampton, U.K. with approximately 54,000 square feet. We also operate facilities in Bangalore, India, London, U.K., Basingstoke, U.K. and Sofia, Bulgaria, each of which provides primarily technology development, operations and administrative support.

We lease all of our distribution and other facilities under third party leases that generally contain one or more renewal options.

We operate customer service centers in our facilities in Dallas, Texas, Liège, Belgium, Basingstoke, U.K., and Ontario, Canada. Our call center technology permits the automatic routing of calls to available customer service representatives in several of our call centers.

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

Common Stock

Our common stock is listed, and currently trades, on the NASDAQ Capital Market under the symbol “PFSW.” The following table sets forth for the periods indicated the high and low sale price for the common stock as reported by NASDAQ:

	Price
	High	Low
Year Ended December 31, 2017
First Quarter	$8.69	$6.28
Second Quarter	$8.28	$5.83
Third Quarter	$8.40	$7.21
Fourth Quarter	$8.88	$5.90

Year Ended December 31, 2018
First Quarter	$9.06	$6.93
Second Quarter	$11.86	$8.37
Third Quarter	$10.57	$6.84
Fourth Quarter	$7.77	$4.84

As of March 8, 2019, there were 101 record holders of the common stock.

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

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We believe the following discussion and analysis provides information that is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K. This Management’s Discussion and Analysis will help you understand:

•	The impact of forward-looking statements;
•	Key transactions and events during 2018 and 2017;
•	Our financial structure, including our historical financial presentation;
•	Our results of operations for the previous two years, as well as certain projections for the future;
•	Certain aspects of our relationships with our subsidiaries;
•	Our liquidity and capital resources;
•	The impact of recently issued accounting standards on our financial statements; and
•	Our critical accounting policies and estimates.

Forward-Looking Information

We have made forward-looking statements in this Report on Form 10-K. These statements are subject to risks and uncertainties, and there can be no guarantee that these statements will prove to be correct. Forward-looking statements include assumptions as to how we may perform in the future. When we use words like “seek,” “strive,” “believe,” “expect,” “anticipate,” “predict,” “potential,” “continue,” “will,” “may,” “could,” “intend,” “plan,” “target,” “project” and “estimate” or similar expressions, we are making forward-looking statements. You should understand that the following important factors, in addition to the Risk Factors set forth above or elsewhere in this Report on Form 10-K, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include:

•	our ability to retain and expand relationships with existing clients and attract and implement new clients;
•	our reliance on the fees generated by the transaction volume, product sales and technology and agency projects and support of our clients;
•	our reliance on our clients’ projections, transaction volumes, product sales, and financial liquidity;
•	our dependency upon our agreements with International Business Machines Corporation (“IBM”) and Ricoh;
•	our dependency upon our agreements with our major clients;
•	our client mix, their business volumes and the seasonality of their business;
•	our ability to finalize pending client and customer contracts;
•	the impact of strategic alliances and acquisitions;
•	trends in e-commerce, outsourcing, government regulation, both foreign and domestic, and the market for our services;
•	whether we can continue and manage growth;
•	increased competition;
•	our ability to generate more revenue and achieve sustainable profitability;
•	effects of changes in our operating costs and profit margins;
•	the customer and supplier concentration of our business;
•	our reliance on third-party providers and other subcontracted services;
•	the unknown effects of possible system failures and rapid changes in technology;
•	foreign currency risks and other risks of operating in foreign countries;
•	potential litigation;
•	our dependency upon key personnel;
•	our ability to attract and retain seasonal and temporary workers;

•	data privacy regulations;
•	the impact of new accounting standards and changes in existing accounting rules or the interpretations of those rules;
•	our ability to raise additional capital or obtain additional financing;
•	our ability, and the ability of our subsidiaries, to borrow under current financing arrangements and maintain compliance with debt covenants;
•	our relationship with, and our guarantees of, certain of the liabilities and indebtedness of our subsidiaries; and
•	taxation on the sale of our products and provision of our services.

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

Key Transactions and Events

We were impacted by the following key transactions and events in 2018 that may affect comparability of our results to 2017 and other periods:

Year ended December 31, 2018:

•

Effective January 1, 2018, we changed our organizational structure in an effort to create more effective and efficient operations and to improve client and service focus. As a result, beginning January 1, 2018, we report our financial performance based on our new reportable segments PFS Operations and LiveArea Professional Services. All prior period segment information has been restated to conform with the 2018 presentation. The changes in the reportable segments have no effect on the consolidated balance sheets, statements of operations and comprehensive income (loss) or cash flows for the periods presented.

•

We adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018.  We used the modified retrospective method for the transition. Under the modified retrospective method, the cumulative effect of applying the new standard was recorded at January 1, 2018 for open contracts. Therefore, results for the years ended December 31, 2018 and 2017 may not be comparable.

Overview

We are a global commerce solutions company. We manage the entire customer shopping experience for major branded manufacturers and retailers through two business segments, LiveArea Professional Services and PFS Operations.  The LiveArea Professional Services segment provides services to support and improve the digital shopping experience of shopping online, such as strategic commerce consulting, strategy, design and digital marketing services and technology services. The PFS Operations segment provides services to support and improve the physical experience, such as order management, order fulfillment, customer care and payment services. We offer our services on an a la carte basis or as a complete end-to-end solution.

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

In the Service Fee model, we typically charge for our services on time and material basis, a cost-plus basis, a percent of shipped revenue basis, a time and materials, project or retainer basis for our professional services or a per transaction basis, such as a per labor hour basis for web-enabled customer contact center services and a per-item basis for fulfillment services. Additional fees are billed for other services. We price our services based on a variety of factors, including the depth and complexity of the services provided, the amount of capital expenditures or systems customization required, the length of contract and other factors.

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

Retail Model. Our PFS Operations business unit also provides a Retail model which allows us to purchase inventory from the client. We place the initial and replenishment purchase orders with the client and take ownership of the product either upon shipment to or delivery to our facility. In this model, depending on the terms of our client arrangements, we may own the inventory and the accounts receivable arising from our product sales. Under the Retail model, depending upon the product category and sales characteristics, we may require the client to provide product price protection as well as product purchase payment terms, right of return, and obsolescence protection appropriate to the product sales profile. Depending on the terms of our client arrangements in the Retail model, we record in our consolidated statement of operations either: 1) product revenue as a component of product revenue, or 2) product revenue net of cost of product revenue as a component of service fee revenue. In general, we seek to structure client relationships in our Retail model under the net revenue approach to more closely align with our service fee revenue financial presentation and mitigate inventory ownership risk, although we have one client still operating under the gross revenue approach. Freight costs billed to customers are reflected as components of product revenue. This business model generally requires significant working capital, for which we have credit available either through credit terms provided by our clients or under senior credit facilities.

Currently, we are targeting growth within our Retail model to be through relationships with clients under which we can record service fee revenue in our consolidated statement of operations. These relationships are often driven by the sales and marketing efforts of the manufacturers and third party sales partners. In addition, as a result of certain operational restructuring of its business, our primary client relationship operating in the Retail model, Ricoh, has implemented, and will continue to implement, certain changes in the sale and distribution of Ricoh products. The changes have resulted, and are expected to continue to result, in reduced product revenues and profitability under our Retail model.

Growth is a key element to achieving our future goals, including achieving and maintaining sustainable profitability. Growth in our company is driven by two main elements: new client relationships and organic growth from existing clients. Within our LiveArea Professional Services segment, we focus our sales efforts on engaging with brands, retailers and manufacturers to perform discrete projects such as website design, platform selection and platform implementation and system integration projects.  We also focus our LiveArea sales efforts on engaging with brands, retailers and manufacturers to provide ongoing services such as digital marketing retainers and technology managed services engagements. Within our PFS Operations segment, we focus our sales efforts on larger contracts with brand-name companies within four primary target markets, health and beauty, home goods and collectibles, fashion, and consumer packaged goods. Consumer packaged goods require a longer duration to close but also have the potential to be higher quality and longer duration engagements. Within both segments, we focus our sales efforts on both new clients and also on existing clients where we believe opportunity exists to expand a client relationship to include additional services within the segment, across segments and/or across multiple geographies.  We continue to monitor and control our costs to focus on profitability. While we are targeting our new service fee contracts to yield incremental gross profit, we also expect to incur incremental investments in technology development, operational and support management and sales and marketing expenses to help generate growth.

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

Selling, General and Administrative expenses – consist of expenses such as compensation and related expenses for sales and marketing staff, distribution costs (excluding freight) applicable to the Agent and the Retail model, executive, management and administrative personnel and other overhead costs, including certain occupancy and information technology costs, and depreciation and amortization expenses and acquisition related, restructuring and other costs.

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

Operating Results

The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenues (in thousands, except percentages):

			Change		% of Net Revenues
	2018	2017	$	%	2018		2017
Revenues
Service fee revenue	$230,484	$233,580	$(3,096)	(1.3)%	70.7%		71.5%
Product revenue, net	34,350	40,663	(6,313)	(15.5)%	10.5%		12.4%
Pass-through revenue	61,326	52,582	8,744	16.6%	18.8%		16.0%
Total revenues	326,160	326,825	(665)	(0.2)%	100.0%		100.0%
Cost of Revenues
Cost of service fee revenue	146,827	155,160	(8,333)	(5.4)%	63.7%	(1)	66.4%
Cost of product revenue	32,710	38,504	(5,794)	(15.0)%	95.2%	(2)	94.7%
Pass-through cost of revenue	61,326	52,582	8,744	16.6%	100.0%	(3)	100.0%
Total costs of revenues	240,863	246,246	(5,383)	(2.2)%	73.8%		75.3%
Service fee gross profit	83,657	78,420	5,237	6.7%	36.3%	(1)	33.6%
Product revenue gross profit	1,640	2,159	(519)	(24.0)%	4.8%	(2)	5.3%
Pass-through gross profit	—	—	—	—	—	(3)	—
Total gross profit	85,297	80,579	4,718	5.9%	26.2%		24.7%
Selling General and Administrative expenses	78,800	79,981	(1,181)	(1.5)%	24.2%		24.5%
Income from operations	6,497	598	5,899	986.5%	2.0%		0.2%
Interest expense, net	2,499	2,738	(239)	(8.7)%	0.8%		0.8%
Income (loss) from operations before income taxes	3,998	(2,140)	6,138	(286.8)%	1.2%		(0.7)%
Income tax expense, net	2,770	1,824	946	51.9%	0.8%		0.6%
Net income (loss)	$1,228	$(3,964)	$5,192	(131.0)%	0.4%		(1.2)%
(1)	Represents the measure as a percent of Service fee revenue.
(2)	Represents the measure as a percent of Product revenue, net.
(3)	Represents the measure as a percent of Pass-through revenue.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Segment Operating Data

PFS Operations (in thousands, except percentages)

	Year Ended December 31,
	2018	2017	Change	Change, %
Revenues:
Service fee revenue	$148,072	$145,667	$2,405	2%
Product revenue, net	34,350	40,663	(6,313)	(16)%
Pass-through revenue	59,314	50,478	8,836	18%
Total revenues	$241,736	$236,808	$4,928	2%
Costs of revenues:
Cost of service fee revenue	105,155	$110,617	$(5,462)	(5)%
Cost of product revenue	32,710	38,504	(5,794)	(15)%
Cost of pass-through revenue	59,314	50,478	8,836	18%
Total costs of revenues	$197,179	$199,599	$(2,420)	(1)%
Gross profit	$44,557	$37,209	$7,348	20%
Direct operating expenses	16,979	12,038	4,941	41%
Direct contribution	$27,578	$25,171	$2,407	10%

PFS Operations total revenues for the twelve months ended December 31, 2018 increased by $4.9 million compared with the corresponding period in 2017. Service fee revenue increased by $2.4 million due to new and expanded client relationships, partially offset by the impact of client terminations, including the termination of certain lower-margin engagements. Product revenue, net, decreased by $6.3 million due to the revenue stream being primarily dependent on one client, which restructured its operations and discontinued certain product lines which has resulted, and is expected to continue to result, in reduced product revenue activity.  Pass-through revenue increased primarily as a result of freight related activity.

PFS Operations gross margin improved to 18.4% for the twelve months ended December 31, 2018 as compared to 15.7% in the same period of the prior year primarily due to improved operational efficiency through enhanced warehouse technology capabilities, focus on higher margin service offerings, including project work, and the termination of certain lower margin client engagements, which did not meet our profitability objectives and were discontinued.

Direct operating expenses increased by $4.9 million for the twelve months ended December 31, 2018 compared to the corresponding period in 2017. The increase was primarily due to higher personnel and facility related costs.

LiveArea Professional Services (in thousands, except percentages)

	Year Ended December 31,
	2018	2017	Change	Change, %
Revenues:
Service fee revenue	$82,413	$87,913	$(5,500)	(6)%
Pass-through revenue	2,011	2,104	(93)	(4)%
Total revenues	$84,424	$90,017	$(5,593)	(6)%
Costs of revenues:
Cost of service fee revenue	41,669	$44,543	$(2,874)	(6)%
Cost of pass-through revenue	2,011	2,104	(93)	(4)%
Total costs of revenues	$43,680	$46,647	$(2,967)	(6)%
Gross profit	$40,744	$43,370	$(2,626)	(6)%
Direct operating expenses	27,401	31,612	(4,211)	(13)%
Direct contribution	$13,343	$11,758	$1,585	13%

LiveArea Professional Services revenues for the twelve months ended December 31, 2018 decreased by $5.6 million compared with the corresponding period in 2017. The decreases in revenues are primarily due to reduced technology services project activity for certain clients, as well as client terminations.

LiveArea Professional Services gross margin increased slightly to 48.3% from 48.2% for the twelve months ended December 31, 2018 compared with the corresponding period in 2017.

Direct operating expenses decreased by $4.2 million for the twelve months ended December 31, 2018 compared to the corresponding period in 2017. The decreases were primarily due to lower personnel costs attributable to our cost reduction efforts in response to lower revenues as well as reduced amortization of intangible assets of $1.8 million.  Excluding the decrease in amortization of intangible assets, direct contribution decreased by $0.2 million.

Corporate (in thousands, except percentages)

	Year Ended December 31,
	2018	2017	Change	Change, %
Unallocated corporate expenses	$34,424	$36,331	$(1,907)	(5)%

Unallocated corporate expenses decreased by $1.9 million for the twelve months ended December 31, 2018 compared to the corresponding period in 2017. The decrease was primarily due to a $2.1 million decrease in earnout expense related to our final performance-based contingent payment applicable to our 2015 acquisition of CrossView, Inc. as well as reduced severance costs of $0.8 million, partially offset by an increase in stock-based compensation expenses of $0.7 million.  Excluding these expenses, unallocated corporate expenses increased by $0.3 million.

Income Taxes

During the twelve months ended December 31, 2018, we recorded a tax provision comprised primarily of $1.7 million related to the majority of our international operations, $0.6 million related to state income taxes, and $0.5 million associated with the tax amortization of goodwill relation to our CrossView acquisition. A valuation allowance has been provided for the majority of our domestic net deferred tax assets, which are primarily related to our net operating loss carryforwards, and for certain foreign deferred tax assets.

On December 22, 2017, the United States government enacted the Tax Cuts and Jobs Act, commonly referred to as the Tax Reform Act. The Tax Reform Act included significant changes to the U.S. income tax system, including, but not limited to: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; repeal of the Alternative Minimum Tax (“AMT”); full expensing provisions related to business assets; creation of new minimum taxes, such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which resulted in a one-time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”). The impacts of this legislation are outlined below:

•

Beginning January 1, 2018, the U.S. corporate income tax rate is 21%. The Company is required to recognize the impacts of this rate change on its deferred tax assets and liabilities in the period enacted. At December 31, 2017, we remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The amount related to the remeasurement of our deferred tax balance was $12.1 million that was mostly offset by a change in the valuation allowance, except for a $0.6 million benefit that was recorded to our statement of operations related to tax amortization of goodwill for the period ended December 31, 2017.

•

The Transition Tax on unrepatriated foreign earnings is a tax on previously untaxed accumulated and current earnings and profits ("E&P") of the Company's foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, among other factors, the amount of post-1986 E&P of its foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Based on the Company’s analysis of the transition tax, there were no provisional amounts recorded for the year ended December 31, 2017. The Company concluded the Transition tax analysis in the fourth quarter of 2018 and concluded no measurement period adjustments were required.

•

The Tax Reform Act creates a new requirement that Global Intangible Low Tax Income (“GILTI”) earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Reform Act. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current period expense when incurred or to factor such amounts into the Company's measurement of its deferred taxes. The Company has a GILTI inclusion in taxable income of $0.6 million which has been considered in the tax provision for the period ended December 31, 2018.

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

Our cash position decreased in 2018 primarily due to payments made applicable to capital expenditures, acquisition-related contingencies and debt obligations, all of which combined exceeded our cash generated from operations.

Cash Flows from Operating Activities

During 2018, cash provided from operations was $11.6 million, compared to $11.1 million in 2017. Cash flow from operating activities increased primarily due to improvements in net income for the year ended December 31, 2018 as compared to the same period in 2017.

Cash Flows from Investing Activities

Cash used in investing activities included capital expenditures of $4.9 million and $4.6 million in the years ended December 31, 2018 and 2017, respectively, exclusive of property and equipment acquired under debt and capital lease financing, which consisted primarily of capitalized software costs and equipment purchases.

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

Cash Flows from Financing Activities

During 2018, cash used in financing activities was $9.9 million, compared to $14.7 million in 2017.  In both years, the cash used in financing activity was primarily related to the paydown of debt and capital lease obligations as well as the payout of performance-based contingent payments related to our prior year acquisitions.

Working Capital

During 2018, our working capital increased to $22.9 million from $13.7 million at December 31, 2017, primarily related to income generated from operations before working capital changes, the refinancing of our U.S. Credit Agreement, which decreased the current portion of our long-term debt, and the reduction of our performance based contingent payment partially offset by capital expenditures and the reductions of our capital lease obligations.

Inventory Financing

To finance its distribution of Ricoh products in the U.S., Supplies Distributors has a short-term credit facility with IBM Credit LLC (“IBM Credit”) that provides financing for eligible inventory and certain receivables for up to $11.0 million. We have provided a collateralized guarantee to secure the repayment of this credit facility. The IBM Credit facility does not have a stated maturity and both parties have the ability to exit the facility following a 90-day notice.

This credit facility contains various restrictions upon the ability of Supplies Distributors and its subsidiaries to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, we are required to maintain a subordinated loan to Supplies Distributors of no less than $1.0 million, not maintain restricted cash of more than $5.0 million, are restricted with regard to transactions with related parties, indebtedness and changes to capital stock ownership. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or its subsidiaries under these facilities if they are unable to do so. We have also provided a guarantee of substantially all of the obligations of Supplies Distributors and its subsidiaries to IBM and Ricoh.

Debt and Capital Lease Obligations

U.S. Credit Agreement. In August 2015, we entered into a credit agreement (“Credit Agreement”) with Regions Bank, as agent for itself and one or more future lenders (the “Lenders”). Under the Credit Agreement, and subject to the terms set forth therein, the Lenders provided us with a revolving loan facility for up to $32.5 million and a term loan facility for up to $30 million.  Borrowings under the Credit Agreement accrued interest at a variable rate based on prime rate or Libor, plus an applicable margin.

On November 1, 2018, we entered into Amendment No.1 to our credit agreement with Regions Bank (the “Amended Facility”).  The Amended Facility provides for an increase in availability of our revolving loans to $60.0 million, with the ability for a further increase of $20.0 million to $80.0 million, and the elimination of the term loan.  Amounts outstanding under the term loan were reconstituted as revolving loans.  The Amended Facility also extends the maturity date to November 1, 2023.

In accordance with ASC 470, Debt (“ASC 470”), we recorded a $0.1 million loss on early extinguishment of debt in 2018 related to the Amended Facility.

As of December 31, 2018 and 2017, the weighted average interest rate on the revolving loan facility was 4.57% and 4.65%, respectively. As of December 31, 2017, the weighted average interest rate on the term loan facility was 4.05%. In connection with the Amended Facility, the Company paid $0.3 million of fees, which are being amortized through the life of the Amended Facility and are reflected as a net reduction in debt. The Amended Facility is secured by a lien on substantially all of the operating assets of the US entities and a pledge of 65% of the shares of certain of our foreign subsidiaries. The Amended Facility contains cross default provisions, various restrictions upon the Company’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum consolidated fixed charge ratio and a maximum consolidated leverage ratio.

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

To the extent we fail to comply with our debt covenants, including the financial covenant requirements and we are not able to obtain a waiver, the lenders would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral. An acceleration of the repayment of our credit facility obligations may have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all such obligations. As of December 31, 2018, we were in compliance with all debt covenants. Further, non-renewal of any of our credit facilities may have a material adverse impact on our business and financial condition.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

New Accounting Pronouncements

See Note 2 “Significant Accounting Policies” to the consolidated financial statements for our discussion about new accounting pronouncements adopted and those pending.

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

Revenue Recognition

We derive revenue primarily from services provided under contractual arrangements with our clients or from the sale of products under our distributor agreements. We recognize revenue in accordance with ASC 606, when control of the promised goods or services is transferred to our clients and customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services.

We will often enter into contracts with clients and customers that contain multiple promises to transfer control of multiple products and/or services. To the extent a contract includes provisioning multiple products or services, we apply judgment to determine whether promised deliverables are capable of being distinct and are distinct in the context of the contract. If these criteria are not met, sales of different products or services are accounted for as a combined performance obligation. For arrangements with multiple distinct performance obligations, we allocate consideration among the performance obligations based on their relative standalone selling price. Standalone selling price is the price at which we would sell a promised good or service separately to our client and customers.

Our service fee revenue primarily relates to our order to cash, fulfillment, customer care, consulting, design, digital marketing and technology services.

We typically charge our service fee revenue on either a cost-plus basis, a percent of shipped revenue basis, a time and materials, project or retainer basis for our professional services, or a per transaction basis, such as a per item basis for fulfillment services or a per labor hour basis for web-enabled customer contact center services. Additional fees are billed for other services. For technology and digital agency services, we typically charge on a fixed cost basis based on an estimated maximum number of professional service labor hours or bill for each professional labor hour at a per hour price.

Within our PFS Operations unit, our performance obligations typically consist of standing ready to provide a service over a contract term. As such, our performance obligations within service fee revenue across the company are generally transferred to clients over time. A time-elapsed output measure is used to determine progress, with individual time increments representing a single series performance obligation. Variable consideration charged within these contracts is allocated to the individual reporting period in which the service was provided. Within our LiveArea Professional Services unit, our contracts are structured so that the amount the Company has a right to invoice corresponds directly with the value of our performance to date, we will elect the ‘as-invoiced’ practical expedient and recognize revenue as we have a right to invoice. If our contract is not structured such that it meets the criteria for this practical expedient, then we use an input measure of progress based on labor hours incurred to date to measure our progress to completion. The Company has determined that the above methods provide a faithful depiction of the transfer of services to the customer.

We perform set-up and integration services to support our fulfillment activities. When we determine these set-up and integration services do not meet the criteria for recognition as a separate performance obligation, any start up fees received represent a non-refundable up-front fee and are allocated to the other performance obligations within that contract. The Company recognizes revenue for non-refundable upfront implementation fees on a straight-line basis over the period between the initiation of the services through the end of the contract term. Related costs are capitalized as costs to fulfill the contract and are recognized over the expected performance period.

For contracts recognized over time, we recognize the estimated loss to the extent the project has been completed based on actual hours incurred compared to the total estimated hours.  A loss is recognized when the current estimate of the consideration we expect to receive, modified to include any variable consideration, is less than the current estimate of total costs for the contract.

In instances where revenue is derived from sales of third-party vendor services, we record revenue on a gross basis when we are a principal to the transaction and net of costs when we are acting as an agent between the customer or client and the vendor. Whether we are the principal or agent in the transaction is determined by whether we control the service being provided.

Depending on the terms of the customer arrangement, product revenue is recognized at a point in time when control transfers to the customer. This is either upon shipment of the product or when the customer receives the product. Product revenue is reported net of estimated variable consideration related to returns and allowances, which are estimated based upon historical return information. Management also considers any other current information and trends in making estimates. If actual sales returns, allowances and discounts are greater than estimated by management, additional expense may be incurred.

Allowance for Doubtful Accounts

The determination of the collectability of amounts due from our clients and customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our clients’ and customers’ payment history and current credit worthiness to determine that collectability is reasonably assured, as well as consideration of the overall business climate in which our clients and customers operate. Inherently, these uncertainties require us to make frequent judgments and estimates regarding our clients and customers’ ability to pay amounts due us to determine the appropriate amount of valuation allowances required for doubtful accounts. Provisions for doubtful accounts are recorded when it becomes evident the client or customer will not make the required payments at either contractual due dates or in the future. These provisions may be based on discussions with the client or customer or the age of the amount due.

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

Inventory Reserves

Inventories (merchandise, held for resale, all of which are finished goods) are stated at the lower of weighted average cost or net realizable value. Under the Retail model, we assume responsibility for slow-moving inventory under certain distributor agreements, subject to certain termination rights, but have the right to return product rendered obsolete by engineering changes, as defined. We review inventories for impairment on a periodic basis, but at a minimum, annually. Recoverability of the inventory on hand is measured by comparisons of the carrying value to the fair value of the inventory. This requires us to record provisions and maintain reserves for excess or obsolete inventory. If write-downs of inventories are necessary, the cost basis of that inventory is adjusted. To determine these reserve amounts, we regularly review inventory quantities on hand and compare them to estimates of future product demand and market conditions. These estimates and forecasts inherently include uncertainties and require us to make judgments regarding potential outcomes. We believe our reserves are adequate to cover anticipated losses under current conditions; however, significant or unanticipated changes to our estimates and forecasts, either adverse or positive, could impact the amount and timing of any additional provisions for excess or obsolete inventory that may be required.

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

Business Combinations

We account for business combinations under the acquisition method of accounting, which requires the assets and liabilities to be recorded at their respective fair values as of the acquisition date in the consolidated financial statements. The determination of estimated fair value may require us to make significant estimates and assumptions, including estimates of future financial performance of the acquired entity. The purchase price is the fair value of the total consideration conveyed to the seller and the excess of the purchase price over the fair value of the acquired identifiable net assets, where applicable, is recorded as goodwill. The results of operations of an acquired business are included in our consolidated financial statements from the date of acquisition. Costs associated with the acquisition of a business are expensed in the period incurred.

Long-Lived Assets, Goodwill and Intangible Assets

Long-lived assets include property, intangible assets, goodwill and certain other assets. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We review goodwill for impairment at least annually, during the fourth quarter. We record impairment losses in the period in which we determine the carrying amount is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. This may require us to make judgments regarding long-term forecasts of our future revenues and costs related to the assets subject to review.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

PFSweb, Inc.

505 Millennium Dr.

Allen, TX 75013

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PFSweb, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 18, 2019 expressed an unqualified opinion thereon.

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

Dallas, Texas

March 18, 2019

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31

(In thousands, except share data)

	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,419	$19,078
Restricted cash	207	214
Accounts receivable, net of allowance for doubtful accounts of $585 and $373 at December 31, 2018 and December 31, 2017, respectively	72,415	72,062
Inventories, net of reserves of $298 and $342 at December 31, 2018 and December 31, 2017, respectively	6,090	5,326
Other receivables	4,014	5,366
Prepaid expenses and other current assets	6,943	6,633
Total current assets	105,088	108,679
PROPERTY AND EQUIPMENT, net	21,496	24,178
IDENTIFIABLE INTANGIBLES, net	1,803	3,371
GOODWILL	45,185	45,698
OTHER ASSETS	3,501	3,861
Total assets	$177,073	$185,787
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$47,580	$45,070
Accrued expenses	24,623	29,074
Current portion of long-term debt and capital lease obligations	2,610	9,460
Deferred revenue	7,328	7,405
Performance-based contingent payments	—	3,967
Total current liabilities	82,141	94,976
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, less current portion	39,348	37,866
DEFERRED REVENUE, less current portion	1,927	4,034
DEFERRED RENT	4,625	5,464
OTHER LIABILITIES	2,449	2,150
Total liabilities	130,490	144,490

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 19,294,296 and 19,058,685 shares issued at December 31, 2018 and December 31, 2017, respectively; and 19,260,829 and 19,025,218 outstanding at December 31, 2018 and December 31, 2017, respectively	19	19
Additional paid-in capital	155,455	150,614
Accumulated deficit	(107,773)	(109,281)
Accumulated other comprehensive income (loss)	(993)	70
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	46,583	41,297
Total liabilities and shareholders’ equity	$177,073	$185,787

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31

(In thousands, except per share data)

	2018	2017
REVENUES:
Service fee revenue	$230,484	$233,580
Product revenue, net	34,350	40,663
Pass-through revenue	61,326	52,582
Total revenues	326,160	326,825
COSTS OF REVENUES:
Cost of service fee revenue	146,827	155,160
Cost of product revenue	32,710	38,504
Cost of pass-through revenue	61,326	52,582
Total costs of revenues	240,863	246,246
Gross profit	85,297	80,579
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	78,800	79,981
Income from operations	6,497	598
INTEREST EXPENSE, net	2,499	2,738
Income (loss) from operations before income taxes	3,998	(2,140)
INCOME TAX EXPENSE	2,770	1,824
NET INCOME (LOSS)	$1,228	$(3,964)

NET INCOME (LOSS) PER SHARE:
Basic	$0.06	$(0.21)
Diluted	$0.06	$(0.21)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	19,203	18,933
Diluted	19,826	18,933
COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$1,228	$(3,964)
Foreign currency translation adjustment, net of taxes	(1,063)	650
TOTAL COMPREHENSIVE INCOME (LOSS)	$165	$(3,314)

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity
Balance, December 31, 2016	18,768,567	$19	$146,286	$(105,317)	$(580)	33,467	$(125)	$40,283
Net loss	—	—	—	(3,964)	—	—	—	(3,964)
Stock-based compensation expense	—	—	3,333	—	—	—	—	3,333
Exercise of stock options	168,823	—	770	—	—	—	—	770
Issuance of restricted stock	73,122	—	—	—	—	—	—	—
Tax withholding on restricted stock	—	—	(256)	—	—	—	—	(256)
Non-cash compensation expense		—	128	—	—	—	—	128
Shares issued related to acquisitions	48,173	—	353	—	—	—	—	353
Foreign currency translation adjustment, net of taxes	—	—	—	—	650	—	—	650
Balance, December 31, 2017	19,058,685	19	150,614	(109,281)	70	33,467	(125)	41,297
Net income		—	—	1,228	—	—	—	1,228
Impact of the adoption of new accounting pronouncement		—	—	280	—	—	—	280
Stock-based compensation expense		—	4,032	—	—	—	—	4,032
Exercise of stock options	68,698	—	350	—	—	—	—	350
Issuance of restricted stock	89,915	—		—	—	—	—	—
Tax withholding on restricted stock		—	(363)	—	—	—	—	(363)
Shares issued related to acquisitions	76,998	—	822	—	—	—	—	822
Foreign currency translation adjustment, net of taxes		—	—	—	(1,063)	—	—	(1,063)
Balance, December 31, 2018	19,294,296	$19	$155,455	$(107,773)	$(993)	33,467	$(125)	$46,583

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

(In thousands)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,228	$(3,964)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,367	14,899
Amortization of debt issuance costs	144	149
Provision for doubtful accounts	154	(26)
Provision for excess and obsolete inventory	123	58
Loss on disposition of fixed assets	62	159
Loss on early extinguishment of debt	144	—
Deferred income taxes	244	(274)
Stock-based compensation expense	4,032	3,333
Non-cash compensation expense	—	128
Changes in operating assets and liabilities:
Accounts receivable	(1,525)	10,595
Inventories	(890)	1,266
Prepaid expenses, other receivables and other assets	1,294	2,036
Deferred rent	(742)	(14)
Trade accounts payable, deferred revenue, accrued expenses and other liabilities	(4,070)	(17,292)
Net cash provided by operating activities	11,565	11,053

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,936)	(4,652)
Proceeds from sale of property and equipment	54	65
Net cash used in investing activities	(4,882)	(4,587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	350	770
Taxes paid on behalf of employees for withheld shares	(363)	(256)
Payments on performance-based contingent payments	(849)	(2,004)
Payments on capital lease obligations	(2,505)	(3,064)
Payments on term loan	(27,000)	(2,438)
Payments on revolving loan	(126,743)	(97,846)
Borrowings on revolving loan	149,010	89,989
Debt issuance costs	(283)	—
Payments on other debt	(1,556)	(1,219)
Borrowings on other debt	—	1,353
Net cash used in financing activities	(9,939)	(14,715)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(410)	2,902
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,666)	(5,347)

Cash and cash equivalents, beginning of period	19,078	24,425
Restricted cash, beginning of period	214	215
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	19,292	24,640

Cash and cash equivalents, end of period	15,419	19,078
Restricted cash, end of period	207	214
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$15,626	$19,292
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$2,641	$2,131
Cash paid for interest	2,237	2,496
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and capital leases	2,590	374
Performance-based contingent payments through stock issuance	822	353

The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Overview

PFSweb, Inc. and its subsidiaries are collectively referred to as the “Company”, “us”, “we” or “our”; “Supplies Distributors” collectively refers to Supplies Distributors, Inc. and its subsidiaries; “CrossView” refers to CrossView, LLC.; and “PFSweb” refers to PFSweb, Inc. and its subsidiaries, excluding Supplies Distributors.

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

Revenue and Cost Recognition

The Company derives revenue primarily from services provided under contractual arrangements with our clients or from the sale of products under our distributor agreements. The majority of our revenue is derived from contracts and projects that can span from a few months to three to five years.

The Company recognizes revenue when control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services.  Control is transferred to a client or customer when, or as, the client or customer obtains control over that asset. The transaction price includes fixed and, in certain contracts, variable consideration.

Variable consideration contained within our contracts includes discounts, rebates, incentives, penalties and other similar items. When a contract includes variable consideration, the Company estimates the variable consideration to determine whether any of it needs to be constrained. The Company includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We estimate variable consideration and constraints based on our review of the contract terms and conditions. Variable consideration and constraint amounts are the most likely amounts based on our history with the customer. If no history is available, then we will recognize the most likely amount based on the range of possible consideration amounts. Variable consideration was not significant for the year ended December 31, 2018 or any other reporting period presented. Variable consideration and constraints are updated at each reporting date.

The Company’s billings for reimbursement of out-of-pocket expenses related to our Service Fee Revenues, consisting primarily of freight and shipping supplies, are included in pass-through revenues.  Other items included in pass-through revenues include travel and certain third-party vendor expenses such as telecommunication charges.  These other pass-through revenues are not deemed a material percentage of total revenues. In certain of our contracts, our clients elect to handle shipping related costs.  Therefore, we present pass-through revenues separately, as we believe it provides better transparency to our core services.

Incremental costs to obtain a contract (such as sales commissions) are expensed when incurred when the amortization period is one year or less; otherwise, incremental contract costs are expensed over time as promised goods and services are transferred to a customer.  Recurring operating costs for contracts with customers are recognized as incurred. Certain eligible, nonrecurring costs incurred in the initial phases of our contracts are capitalized when such costs (1) relate directly to the contract, (2) generate or enhance resources that will be used in satisfying the performance obligation in the future, and (3) are expected to be recovered.  Capitalized amounts are monitored regularly for impairment.

The Company enters into contracts with customers that contain multiple promises to transfer control of multiple products and/or services. To the extent a contract includes provisioning multiple products or services, judgment is applied to determine whether promised deliverables are distinct and are distinct in the context of the contract. If this criteria is not met, sales of different products or services are accounted for as a combined performance obligation. For arrangements with multiple distinct performance obligations, consideration is allocated among the performance obligations based on their relative standalone selling price. Standalone selling price is the price at which we would sell a promised good or service separately to the customer. Our warranties generally provide a customer with assurance that the related deliverable will function as the parties intended because it complies with agreed-upon specifications and is therefore not considered an additional performance obligation in the contract.

For contracts recognized over time, we recognize the estimated loss to the extent the project has been completed based on actual hours incurred compared to the total estimated hours.  A loss is recognized when the current estimate of the consideration we expect to receive, modified to include any variable consideration, is less than the current estimate of total costs for the contract.

Service Fee Revenue

The Company’s service fee revenue primarily relates to our order to cash, fulfillment, customer care, consulting, design, digital marketing and technology services. The Company typically charges its service fee revenue on either a time and materials, fixed price, cost-plus a margin, a percent of shipped revenue, or retainer basis for professional services, or a per transaction basis, such as a per item basis for fulfillment services or a per labor hour basis for customer contact center services. Additional fees are billed for other services.

Product Revenue

Depending on the terms of the customer arrangement, product revenue and product cost is recognized at the point the customer gains control of the asset. The specific point in time when control transfers depends on the contract with the customer. Typically, our terms are Freight on Board (“FOB”) Shipping point, which we believe to be indicative of when control is transferred. We permit our customers to return product.  Product revenue is reported net of projected future returns. Future returns are estimated based on historical return information.  Management also considers any other current information and trends in making estimates.

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

Practical expedients

The standard allows entities to use several practical expedients, including the as-invoiced practical expedient, determining whether a significant financing component exists, treatment of sales and usage-based taxes, and the recognition of certain incremental costs of obtaining a contract with a client or customer. Contracts of less than a year with a financing component will be expensed in that period as a practical expedient. Our current contracts do not have a financing component. Commissions on contracts of less than one year will be expensed as a practical expedient.  Commissions will be capitalized on contracts over one year. As of December 31, 2018, we did not have any material commissions on contracts in excess of one year.  We also present our revenues net of sales and usage-based tax as a practical expedient.

Contract modifications

Contract modifications are routine in our industry. For each modification, the Company assesses whether the modification changes the scope and or price of the original agreement, and whether those changes are commensurate with stand-alone selling price. Based on the results of this assessment, the Company either accounts for the modification as a separate contract, as a change in the original contract, or as a termination of the old contract and creation of a new contract in accordance with Accounting Standards Codification (“ASC”) 606-10-25-12.

Concentration of Business and Credit Risk

During 2018, one product customer or service fee client relationships represented more than 10% of the Company’s consolidated total net revenues. During 2017, no product customer or service fee client relationships represented more than 10% of the Company’s consolidated total net revenues. As of December 31, 2018, one client exceeded 10% of the Company’s total accounts receivable. As of December 31, 2017, no client exceeded 10% of the Company’s total accounts receivable.

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

Stock-Based Compensation

The Company uses stock-based compensation, including stock options, deferred stock units and other market and performance stock-based awards to provide long-term performance incentives for its executives, key employees and non-employee directors. From the service inception date to the grant date, the Company recognizes compensation cost for all share-based payments based on the reporting date fair value of the award. After the grant date, compensation cost is measured based on the grant date fair value. Depending on the conditions associated with the vesting of the award, compensation cost is recognized on a straight-line or graded basis, net of estimated forfeitures, over the requisite service period of each award. The Company records compensation cost as a component of selling, general and administrative expenses in the consolidated statements of operations.

The Company estimates the fair value of each option grant on the date of grant using the Black-Scholes option-pricing model and estimates the compensation cost for certain of the awards that have a market condition using a Monte-Carlo simulation. The estimated fair value for awards involves assumptions for expected dividend yield, stock price volatility, risk-free interest rates and the expected life of the award.

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

The carrying value of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, other receivables, trade accounts payable, debt, and capital lease obligations, approximate their fair values at December 31, 2018 and 2017 based on short terms to maturity or current market prices and interest rates or observable inputs such as quoted prices in active markets.

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

The impact of applying ASC 606 for the year ended December 31, 2018 was immaterial to revenues and operating profits.

 In August 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments - a consensus of the Emerging Issues Task Force” (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. Certain issues addressed in this guidance include debt payments or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, distributions received from equity method investments and beneficial interests in securitization transactions. ASU 2016-15 is effective retrospectively for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. Adoption of ASU 2016-15 as of January 1, 2018 changed the classification for certain contingent consideration payments from cash used in financing activities to cash provided by operating activities.

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

In March 2018, the FASB issued ASU 2018-05, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118” (“ASU 2018-05”), which was effective immediately. The amendments in ASU 2018-05 provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Cuts and Jobs Act (“Tax Reform Act”). The amendments also require any provisional amounts or subsequent adjustments to be included in net income. Additionally, ASU 2018-05 discusses required disclosures that an entity must make with regard to the Tax Reform Act. The accounting for the enactment of the Tax Reform Act is complete as of December 31, 2018.  No material adjustments were recorded.

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

We are in the process of implementing a leasing software application that help automate the accounting for our leases in accordance with the new guidance. The most significant impact will be the recognition of ROU assets and lease liabilities for operating leases, while our accounting for capital leases remains substantially unchanged.  We will adopt the guidance for financial statements periods beginning January 1, 2019 using the modified retrospective transition method and initially apply the transition provisions at January 1, 2019, which allows us to continue to apply the legacy guidance in ASC 840 for periods prior to 2019. We will elect the package of transition practical expedients, which, among other things, allows us to keep the historical lease classifications and not have to reassess the lease classification for any existing leases as of the date of adoption. We will also make an accounting policy election to apply the short-term lease exception, which allows us to keep leases with an initial term of twelve months or less off the balance sheet. While we are continuing to assess all potential impacts of the standard, we expect to recognize right-of-use assets and lease liabilities for operating leases of approximately $41 million and $46 million as of January 1, 2019, respectively. The new guidance will not have a material impact on our consolidated statements of operations.

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

3. Acquisition

On August 5, 2015, we acquired substantially all of the assets, and assumed substantially all of the liabilities, in each case, other than certain specified assets and liabilities, of CrossView an eCommerce systems integrator and provider of a wide range of eCommerce services in the U.S. and Canada.   Consideration paid by us included an initial cash payment of $30.7 million and 553,223 unregistered shares of our common stock.  In addition, the purchase agreement provided for future earn-out payments (“CrossView Earn-out Payments”) payable in 2016, 2017 and 2018 based on the achievement of certain 2015, 2016 and 2017 financial targets.  During the year ended December 31, 2017, we paid an aggregate of $2.4 million in settlement of the 2016 CrossView Earn-out Payments, of which $0.4 million was paid by the issuance of 48,173 restricted shares of our stock.  During the year ended December 31, 2018, we paid an aggregate of $4.1 million in settlement of the 2017 CrossView Earn-out Payments, of which $0.8 million was paid by the issuance of 76,998 restricted shares of our stock.  Fair value of performance-based contingent payments are based on the annual forecast for the acquired entity.  As of December 31, 2017, we had recorded a liability $4.0 million applicable to the estimated CrossView Earn-out Payments, which is included in performance-based contingent payments in the consolidated balance sheet.  As of December 31, 2018, we have no further liability for the CrossView Earn-out Payments.  For the years ended December 31, 2018 and 2017, we recognized $0.1 million and $2.2 million of additional expense related to the change in estimated fair value of the performance-based contingent payments liability. For the year ended December 31, 2018, we paid $2.4 million of cash in excess of the original estimate for performance-based contingent payment liability at acquisition date for the Cross-View Earn-out Payment.  This payment is shown under changes in trade accounts payable, deferred revenue, accrued expenses and other liabilities within operating activities of our consolidated statements of cash flows.

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

Our performance obligations for the PFS Operations segment (“PFS Operations”), includes order to cash, fulfillment and customer care services, and for the LiveArea Professional Services segment (“LiveArea”), include consulting, design, digital marketing and technology services. For arrangements with multiple distinct performance obligations, we allocate consideration among the performance obligations based on their relative standalone selling price. Standalone selling price is the price at which we would sell a promised good or service separately to our client and customers.

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

Contracts that are billed on a time and materials basis typically are structured such that the amount the company bills at each point in time corresponds directly with the value of our performance to date. We have elected the ‘as-invoiced’ practical expedient for these contracts.

In addition, PFS Operations has certain product revenue where it acts as a reseller in which we have determined we do not have ultimate control of the provisioning of the performance obligation.  For these agreements, we recognize net revenue at a point in time when control transfers to the customer, typically at FOB shipping point.

Remaining performance obligations represent the transaction price of firm orders for which work has not yet been performed. This amount does not include 1) contracts that are less than one year in duration, 2) contracts for which we recognize revenue based on the right to invoice for services performed, or 3) variable consideration allocated entirely to a wholly unsatisfied performance obligation. Much of our revenue qualifies for one of these exemptions.  As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or more was $25.0 million. We expect to recognize revenue on approximately 77% of the remaining performance obligations in 2019, 95% through 2020, and the remaining recognized thereafter.

Contract Assets and Contract Liabilities

Contract assets primarily relate to our rights to consideration for work completed but not billed at the reporting date and costs to fulfill assets capitalized for PFS Operations implementation services. The contract assets are reclassified as receivables when the rights become unconditional. Costs to Fulfill assets related to deferred costs, which are included within other current assets, other assets, and to software development costs, which are included within property and equipment in our consolidated balance sheets. The contract liabilities primarily relate to the advance consideration received from clients for contracts, including amounts received for implementation services which are not distinct performance obligations.

Our payment terms vary by the type and location of our clients and the type of services offered. The term between invoicing and when payment is due is generally not significant.

Contract balances consisted of the following (in thousands):

	December 31,	January 1,
	2018	2018
Contract Assets
Trade Accounts Receivable, net	$72,180	$70,923
Unbilled Accounts Receivable	235	172
Costs to Fulfill	5,214	6,397
Total Contract Assets	$77,629	$77,492
Contract Liabilities
Accrued Contract Liabilities	$535	$583
Deferred Revenue	9,255	10,697
Total Contract Liabilities	$9,790	$11,280

Changes in costs to fulfill contract assets during the period was a decrease of $1.2 million from January 1, 2018 to December 31, 2018, primarily due to an increase of approximately $4.6 million from new projects, offset by approximately $5.8 million of amortization and recognition of costs in the year ended December 31, 2018.

Changes in contract liabilities during the period was a decrease of $1.5 million in our contract liabilities from January 1, 2018 to December 31, 2018, primarily due to an increase of approximately $8.1 million from new projects, offset by approximately $9.6 million of amortization and recognition of revenue in the year ended December 31, 2018.  We recognized a $0.2 million contract loss for the year ended December 31, 2018.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits (contract liabilities) on the consolidated balance sheet.

Changes in the contract asset and liability balances during the year ended December 31, 2018 were not materially impacted by any other factors.

The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by revenue source (in thousands):

	Year Ended December 31, 2018
	PFS Operations	LiveArea Professional Services	Total
Revenues:
Service fee revenue	$148,071	$82,413	$230,484
Product revenue, net	34,350	—	34,350
Pass-through revenue	59,315	2,011	61,326
Total revenues	$241,736	$84,424	$326,160

The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by timing of revenue recognition (in thousands):

	Year Ended December 31, 2018
	PFS Operations	LiveArea Professional Services	Total
Revenues:
Over time	$207,385	$84,274	$291,659
Point-in-time	34,351	150	34,501
Total revenues	$241,736	$84,424	$326,160

The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by region (in thousands):

	Year Ended December 31, 2018
	PFS Operations	LiveArea Professional Services	Total
Revenues by region:
North America	$194,496	$73,653	$268,149
Europe	47,240	10,771	58,011
Total revenues	$241,736	$84,424	$326,160

5. Property and Equipment

The components of property and equipment as of December 31, 2018 and 2017 are as follows (in thousands):

	December, 31		Depreciable
	2018	2017	Life
Purchased and capitalized software costs	$36,894	$55,940	2-7 years
Furniture, fixtures and equipment	28,749	30,917	2-10 years
Computer equipment	15,265	16,657	2-6 years
Leasehold improvements	14,939	15,513	2-10 years
In-process assets	1,897	1,376
	97,744	120,403
Less-accumulated depreciation and amortization	(76,248)	(96,225)
Property and equipment, net	$21,496	$24,178

Depreciation and amortization expense related to property and equipment, excluding capital leases, for the years ended December 31, 2018, and 2017 was $7.6 million, and $8.4 million, respectively.

The Company’s property and equipment held under capital leases amount to approximately $2.9 million and $2.7 million, net of accumulated amortization of approximately $2.8 million and $6.8 million, at December 31, 2018 and 2017, respectively. Depreciation and amortization expense related to capital leases for the years ended December 31, 2018, and 2017 was $2.2 million, and $3.1 million, respectively.

6. Goodwill and Identifiable Intangibles, Net

During 2018 and 2017, goodwill decreased by $0.5 million for each period due to the impact of foreign currency translation.  The Company performed its annual goodwill impairment test during the fourth quarter of 2018 and 2017 by completing a Step 0 test. During each year, the Company determined that it was not more likely than not that the reporting unit’s fair value was less than its carrying value and, therefore, did not complete the prescribed two-step goodwill impairment test and thus the Company did not record any goodwill impairment during 2018 and 2017.  The Company’s goodwill by reportable segment was $23.0 million for our LiveArea Professional Services segment and $22.2 million for our PFS Operations segment at December 31, 2018.

The following table presents the gross carrying value and accumulated amortization for identifiable intangibles (in thousands):

	December 31, 2018			December 31, 2017
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying	Estimated Useful Life
	Value	Amortization	Value	Value	Amortization	Value	from Acquisition
Trade names	$1,250	$(1,250)	$—	$1,250	$(1,250)	$—	2.25 - 2.5 years
Non-compete agreements	569	(569)	—	571	(499)	72	1- 3.5 years
Leasehold	45	(45)	—	45	(45)	—	2.5 years
Customer relationships	10,071	(8,278)	1,793	10,154	(7,177)	2,977	1.6 - 9 years
Developed technology	1,487	(1,487)	—	1,525	(1,219)	306	2.5-3 years
Other intangibles	493	(483)	10	493	(477)	16	9 years
Total definite-lived identifiable intangible assets	$13,915	$(12,112)	$1,803	$14,038	$(10,667)	$3,371

Definite-Lived Identifiable Intangible Asset Amortization

The changes in the net carrying values of identifiable intangible assets during 2018 and 2017 were primarily due to amortization expense of $1.6 million and $3.4 million, respectively, as well as the impact of foreign currency translation. Amortization expense is included in selling, general and administrative expenses in 2018 and 2017, respectively, in the consolidated statements of operations. The estimated amortization expense for each of the next six years is as follows (in thousands):

2019	$668
2020	470
2021	282
2022	197
2023	138
2024	48

7. Inventory Financing

Supplies Distributors has a short-term credit facility with IBM Credit LLC (“IBM Credit Facility”) to finance its purchase and distribution of Ricoh products in the United States, providing financing for eligible Ricoh inventory and certain receivables up to $11.0 million, as per amended agreement. The agreement has no stated maturity date and provides either party the ability to exit the facility following a 90-day notice.

Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, we have classified the outstanding amounts under this facility, which were $4.7 million and $7.1 million as of December 31, 2018 and December 31, 2017, respectively, as trade accounts payable in the consolidated balance sheets. As of December 31, 2018, Supplies Distributors had $1.3 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. The credit facility also contains financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and is secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $1.0 million, as per amended agreement.  Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5%, which resulted in a weighted average interest rate of 5.75% and 4.75% as of December 31, 2018 and December 31, 2017, respectively.  The facility also includes a monthly service fee. As of December 31, 2018, the Company was in compliance with all financial covenants.

Pursuant to IBM Credit Facility, Supplies Distributors is restricted from making any distributions to PFSweb if, after giving affect thereto, Supplies Distributors’ would be in noncompliance with its financial covenants. Supplies Distributors has received lender approval to pay approximately $2.8 million of dividends in 2019. Supplies Distributors paid dividends to PFSweb of $1.7 million in both 2018 and 2017, respectively, which eliminate upon consolidation.

8. Debt and Capital Lease Obligations

Outstanding debt and capital lease obligations consist of the following (in thousands):

	December 31,
	2018	2017
U.S. Credit Agreement:
Revolving loan	$35,500	$13,234
Term loan	—	27,000
Equipment loan	3,263	4,205
Debt issuance costs	(382)	(376)
Master lease agreements:
Capital leases	3,495	2,903
Other financing	82	232
Other	—	128
Total	41,958	47,326
Less current portion of long-term debt	2,610	9,460
Long-term debt, less current portion	$39,348	$37,866

U.S. Credit Agreement

In August 2015, PFSweb, Inc. and its U.S. subsidiaries entered into a credit agreement (“Credit Agreement”) with Regions Bank, as agent for itself and one or more future lenders (the “Lenders”). Under the Credit Agreement, and subject to the terms set forth therein, the Lenders provided us with a revolving loan facility for up to $32.5 million and a term loan facility for up to $30 million.  Borrowings under the Credit Agreement accrued interest at a variable rate based on prime rate or Libor, plus an applicable margin.

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

In accordance with ASC 470, Debt (“ASC 470”), we recorded a $0.1 million loss on early extinguishment of debt in 2018 related to the Amended Facility.

As of December 31, 2018, we had $24.5 million of available credit under the Amended Facility.  As of December 31, 2018 and 2017, the weighted average interest rate on the revolving loan facility was 4.56% and 4.65%, respectively. As of December 31, 2017, the weighted average interest rate on the term loan facility was 4.05%. In connection with the Amended Facility, the Company paid $0.3 million of fees, which are being amortized through the life of the Amended Facility and are reflected as a net reduction in debt. The Amended Facility is secured by a lien on substantially all of the assets of Company and its U.S. subsidiaries and a pledge of 65% of the shares of certain of our foreign subsidiaries. The Amended Facility contains cross default provisions, various restrictions upon the Company’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum consolidated fixed charge ratio and a maximum consolidated leverage ratio.

Debt Covenants

To the extent the Company or any of its subsidiaries fail to comply with its covenants applicable to its debt or inventory financing obligations, including the periodic financial covenant requirements, such as profitability and cash flow, and required level of shareholders’ equity or net worth (as defined), the Company would be required to obtain a waiver from the lender or the lender would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral and enforcement of payment under the Company parent guarantee. Any acceleration of the repayment of the credit facilities may have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations.  As of December 31, 2018, the Company was in compliance with all debt covenants.

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

Debt and Capital Lease Maturities

The Company’s aggregate maturities of debt subsequent to December 31, 2018 are as follows, excluding $0.4 million in debt issuance costs that reduce the carrying amount of the debt (in thousands):

Years ended December 31,
2019	$959
2020	992
2021	960
2022	118
2023	35,434
Total	$38,463

The following is a schedule of the Company’s future minimum lease payments under the capital leases, together with the present value of the net minimum lease payments as of December 31, 2018 (in thousands):

Years ended December 31,
2019	$1,811
2020	1,169
2021	725
2022	55
2023	—
Total minimum lease payments	$3,760
Less amount representing interest at rates ranging from 0% to 7.47%	$(265)
Present value of net minimum lease payments	3,495
Less: Current portion	(1,651)
Long-term capital lease obligations	$1,844

9. Stock and Stock Options

Preferred Stock Purchase Rights

On June 8, 2000, the Company’s Board of Directors declared a dividend distribution of one preferred stock purchase right (a “Right”) for each share of the Company’s common stock outstanding on July 6, 2000 and each share of common stock issued thereafter. Each Right entitles the registered shareholders to purchase from the Company one one-thousandth of a share of preferred stock at an exercise price of $65, subject to adjustment. The Rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 20 percent or more of the Company’s outstanding shares of common stock. The Rights Agreement expires 30 days after the Company’s 2021 Annual Meeting unless continuation of the Rights Agreement is approved by the stockholders of the Company at the 2021 Annual Meeting.

Stock Compensation Plans

The Company has an Employee Stock and Incentive Plan (the “Employee Plan”), as amended and restated, under which an aggregate of 6,949,787 shares of common stock have been authorized for issuance. The Employee Plan provides for the granting of incentive awards to directors, executive management, key employees, and outside consultants of the Company in a variety of forms of equity-based incentive compensation, such as the award of an option, stock appreciation right, restricted stock award, restricted stock unit, deferred stock unit, among other stock-based awards. The Company has historically issued service-based restricted stock and unit awards, performance-based and market-based stock and unit awards (collectively “Restricted Shares”), and stock options. The Company uses newly issued shares of common stock to satisfy awards under the Plan.

The Company issues Restricted Shares to the Company’s executives and senior management, pursuant to which such employees are eligible to receive future grants of shares of the Company’s stock subject to various vesting and/or performance criteria. The weighted average fair value per share of Restricted Shares granted during the years ended December 31, 2018 and 2017 was $8.53 and $6.43, respectively. The total fair value of Restricted Shares vested under the Employee Plans was $2.0 million and $0.5 million during the years ended December 31, 2018 and 2017, respectively.

The underlying stock certificates for the Restricted Shares that vested December 31, 2018 are expected to be issued during the quarter ending March 31, 2019. The underlying stock certificates for the Restricted Shares that vested December 31, 2017 were issued during the quarter ended March 31, 2018.

Total stock-based compensation expense was $4.0 million and $3.3 million for the years ended December 31, 2018 and 2017, respectively, and was included as a component of selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2018, there is $3.3 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a remaining weighted average period of approximately 2.6 years. This expected cost does not include the impact of any future stock-based compensation awards.

As of December 31, 2018, there were 1,076,003 shares available for future grants under the Plan. Each stock option or stock appreciation right award granted reduces the total shares available for grant by one share, while each award granted other than in the form of a stock option or stock appreciation right reduces the shares available for grant by 1.22 shares.

Stock Options

The rights to purchase shares under employee stock option agreements issued under the Plan typically vest over a three-year period, one-twelfth each quarter. Stock options must be exercised within 10 years from the date of grant. Stock options are generally issued such that the exercise price is equal to the market value of the Company’s common stock at the date of grant.

The following tables summarize stock option activity under the Plans:

				Weighted
				Average
			Weighted	Remaining	Aggregate
			Average	Contractual	Intrinsic
			Exercise	Life (in	Value (in
	Shares	Price Per Share	Price	years)	millions)
Outstanding, December 31, 2017	1,035,842	$1.46 - $15.36	$7.87
Granted	375,000	$6.23 - $10.22	$6.79
Exercised	(68,698)	$3.11 - $8.90	$5.09
Canceled	(77,750)	$6.69 - $15.36	$12.61
Outstanding, December 31, 2018	1,264,394	$1.46 - $14.66	$7.41
Exercisable, December 31, 2018	861,856	$1.46 - $14.66	$7.59	4.5	$0.4
Exercisable and expected to vest, December 31, 2018	1,221,827	$1.46 - $14.66	$7.42	6.0	$0.4

The weighted average fair value per share of options granted during the years ended December 31, 2018 and 2017 was $2.96 and $3.58, respectively. The total intrinsic value of options exercised under the Stock Option Plans was $0.3 million and $0.5 million during the years ended December 31, 2018 and 2017, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants of options under the Plans:

	Year Ended
	December 31,
	2018	2017
Expected dividend yield	—	—
Expected stock price volatility	40% - 45%	46% - 50%
Risk-free interest rate	2.6% - 3.1%	2.0% - 2.2%
Expected life of options (years)	6	6

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

The following table summarizes the service-based restricted stock and unit award activity for the year ended December 31, 2018:

		Weighted
		Average
		Grant Date
	Shares	Fair Value per Share
Unvested restricted stock at December 31, 2017	112,569	$6.47
Granted	158,292	$8.88
Vested	(94,990)	$7.69
Canceled	(45,587)	$7.57
Unvested restricted stock at December 31, 2018	130,284	$8.13

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

The following table summarizes the performance-based restricted stock and unit award activity for the year ended December 31, 2018:

		Weighted
		Average
		Grant Date
	Shares	Fair Value per Share
Unvested restricted stock at December 31, 2017	65,254	$8.30
Granted	348,803	$8.88
Vested	(138,372)	$9.14
Canceled	(221,850)	$8.68
Unvested restricted stock at December 31, 2018	53,835	$8.28

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

The following table summarized the market-based restricted stock and unit award activity for the year ended December 31, 2018:

		Weighted
		Average
		Grant Date
	Shares	Fair Value per Share
Unvested restricted stock at December 31, 2017	259,938	$6.22
Granted	191,852	$6.59
Vested	—	$—
Canceled	(179,582)	$6.70
Unvested restricted stock at December 31, 2018	272,208	$6.16

The fair value of each market-based restricted stock and unit award grant is estimated on the date of grant using a Monte-Carlo simulation with the following assumptions used for grants under the Plans:

	Year Ended
	December 31,
	2018	2017
Expected dividend yield	—	—
Expected stock price volatility	41.6%	40.9%
Risk-free interest rate	2.4%	1.4%
Expected term (years)	3	3
Weighted average grant date fair value	$8.85	$6.40

Stock Units

Each non-employee Director of the Company’s Board of Directors (the “Board”) receives a quarterly retainer (the “Retainer”), payable on or about the first day of each quarter, through the issuance of an equity-based award (an “Award”) under the Employee Plan in the form of a Deferred Stock Unit (a “DSU”). During 2018, the Retainer was $25,000 for the first quarterly payment and $30,000 for each subsequent quarterly payment.  The number of DSUs is determined by dividing the Retainer by the immediately preceding closing price of the Common Stock on the grant date. Each DSU represents the right to receive an equal number of shares of Common Stock upon the retirement, resignation or termination of service from the Board.

The following table summarizes the DSU activity for the year ended December 31, 2018:

		Weighted
		Average
		Grant Date
	Shares	Fair Value per Share
Unvested deferred stock at December 31, 2017	182,306	$9.74
Granted	69,690	$8.25
Vested	—	$—
Unvested deferred stock at December 31, 2018	251,996	$9.33

10. Income Taxes

The consolidated income (loss) from operations before income taxes, by domestic and foreign entities, is as follows (in thousands):

	Year Ended
	December 31,
	2018	2017
Domestic	$(459)	$(2,981)
Foreign	4,457	841
Total	$3,998	$(2,140)

A reconciliation of the difference between the expected income tax expense (benefit) from operations at the U.S. federal statutory corporate tax rate of 21% and the Company’s effective tax rate is as follows (in thousands):

	Year Ended
	December 31,
	2018	2017
Income tax benefit computed at statutory rate	$840	$(728)
Foreign dividends received	—	591
Items not deductible for tax purposes	437	663
Change in valuation allowance	(79)	(10,503)
Impact of Tax Reform Act	170	12,112
State taxes	576	558
Foreign exchange rate difference	(80)	(102)
Net operating loss adjustments	421	—
Prior year return-to-provision true-up	426	(932)
Other	59	165
Provision for income taxes	$2,770	$1,824

On December 22, 2017, the United States government enacted the Tax Cuts and Jobs Act, commonly referred to as the Tax Reform Act. The Tax Reform Act includes significant changes to the U.S. income tax system, including, but not limited to: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; repeal of the Alternative Minimum Tax (“AMT”); full expensing provisions related to business assets; creation of new minimum taxes, such as the base erosion anti-abuse tax (“BEAT”) and Global Intangible Low Taxed Income (“GILTI”) tax; and the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system, which will result in a one time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”). The provisional impacts of this legislation are outlined below:

•

Beginning January 1, 2018, the U.S. corporate income tax rate will be 21%. The Company is required to recognize the impacts of this rate change on its deferred tax assets and liabilities in the period enacted. We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The amount related to the remeasurement of our deferred tax balance was $12.1 million that was mostly offset by a change in the valuation allowance, except for a $0.6 million benefit that was recorded to our statement of operations related to tax amortization of goodwill.

•

The Transition Tax on unrepatriated foreign earnings is a tax on previously untaxed accumulated and current earnings and profits ("E&P") of the Company's foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, among other factors, the amount of post-1986 E&P of its foreign subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Based on the Company’s analysis of the transition tax, there were no provisional amounts recorded for the year ended December 31, 2017. The Company concluded the Transition tax analysis in the fourth quarter of 2018 and concluded no measurement period adjustments were required.

•

The Tax Reform Act creates a new requirement that GILTI income earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. Due to the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Reform Act. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current period expense when incurred or to factor such amounts into the Company's measurement of its deferred taxes. The Company has not yet completed its analysis of the GILTI tax rules and is not yet able to reasonably estimate the effect of this provision of the Tax Reform Act or make an accounting policy election for the accounting treatment whether to record deferred taxes attributable to the GILTI tax. The Company has GILTI inclusion in taxable income of $0.6 million which has been considered in the tax provision for the period ended December 31, 2018.

Current and deferred income tax expense (benefit) is summarized as follows (in thousands):

	December 31,
	2018	2017
Current
Domestic	$93	$3
State	577	558
Foreign	1,856	1,537
Total Current	2,526	2,098
Deferred
Domestic	352	127
State	21	12
Foreign	(129)	(413)
Total Deferred	244	(274)
Provision for income taxes	$2,770	$1,824

The components of the deferred tax asset (liability) are as follows (in thousands):

	Year Ended
	December 31,
	2018	2017
Deferred tax assets:
Allowance for doubtful accounts	$105	$77
Inventory reserve	67	100
Property and equipment	1,078	708
Accrued expenses	1,276	1,353
Net operating loss carryforwards	14,114	14,608
Other	6,359	5,994
	22,999	22,840
Less - Valuation allowance	22,143	22,222
Total deferred tax assets	856	618
Deferred tax liabilities:
Other	(1,434)	(951)
Total deferred tax liabilities	(1,434)	(951)
Deferred tax liabilities, net	$(578)	$(333)

We believe that we have not established a sufficient history of earnings, on a stand-alone basis, to support the more likely than not realization of certain deferred tax assets in excess of existing taxable temporary differences. A valuation allowance has been provided for the majority of these net deferred income tax assets as of December 31, 2018 and 2017. The remaining net deferred tax assets at both December 31, 2018 and 2017 primarily relate to the Company’s European operations and certain state tax benefits and are included in other non-current assets on the consolidated balance sheets. At December 31, 2018, net operating loss (“NOL”) carryforwards relate to taxable losses of our Canadian subsidiary totaling approximately $1.7 million, our European subsidiaries totaling approximately $5.2 million, and our U.S. subsidiaries totaling approximately $60.5 million that expire at various dates from 2020 through 2036. The U.S. NOL also includes approximately $2.3 million of NOL created before February 2006 subject to annual limits of $1.4 million, and $0.2 million acquired September 2014 subject to annual limits of $0.1 million under IRS Section 382.

The Company evaluates its tax positions for potential liabilities associated with unrecognized tax benefits. The Company does not expect to record unrecognized tax benefits in the next twelve months.

For federal income tax purposes, tax years that remain subject to examination include years 2015 through 2018. However, the utilization of net operating loss carryforwards that arose prior to 2014 remains subject to examination through the years such carryforwards are utilized. For Europe, tax years that remain subject to examination include years 2015 to 2018. For Canada, tax years that remain subject to examination include years 2011 to 2018, depending on the subsidiary. For state income tax purposes, the tax years that remain subject to examination include years 2014 to 2018, depending upon the jurisdiction in which the Company files tax returns. The Company and its subsidiaries have various income tax returns in the process of examination. The Company does not expect these examinations will result in unrecognized tax benefits.

11. Earnings Per Share

Basic and diluted earnings per share are computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. Diluted earnings per share is computed by giving effect to all potential weighted average dilutive common stock, including options, restricted stock units and other equity based awards.  A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is as follows (in thousands):

	Year Ended December 31,
	2018	2017
Numerator:
Net income (loss)	$1,228	$(3,964)
Denominator:
Weighted-average shares outstanding for basic earnings (loss) per share	19,203	18,933
Effect of dilutive securities:
Options to purchase common stock	211	—
Other dilutive securities	412	—
Adjusted weighted-average shares outstanding for diluted earnings (loss) per share	19,826	18,933

In periods when we recognize a net loss, we exclude the impact of outstanding common stock equivalents from the diluted loss per share calculation as their inclusion would have an antidilutive effect. As of December 31, 2018 and 2017, we had outstanding common stock equivalents of approximately 0.8 million and 1.6 million, respectively, that have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive.

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

Minimum future annual rental payments under non-cancelable operating leases having original terms in excess of one year are as follows (in thousands):

Operating
Lease
Payments
Year ended December 31,
2019	$9,659
2020	10,028
2021	9,222
2022	8,407
2023	6,828
Thereafter	12,840
Total	$56,984

Total rental expense under operating leases approximated $11.1 million and $11.3 million for the years ended December 31, 2018 and 2017, respectively.

The Company received municipal tax abatements in certain locations. In prior years, the Company received notice from a municipality that it did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to the Company’s tax abatement. The Company disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against the Company and the timing of the related payments has not been finalized. As of December 31, 2018, the Company believes it has adequately accrued for the expected assessment.

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

The CODM evaluates segment performance using business unit direct contribution, which is defined as business unit revenues less costs of revenue and direct selling, general and administrative expenses, including depreciation and amortization. Direct contribution does not include any allocated corporate expenses nor does it include stock-based compensation. The CODM does not routinely review assets by segment. The balance sheet by segment is not prepared and, therefore, we do not present segment assets below.

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

The following table discloses segment information for the periods presented (in thousands):

	Year ended December 31,
	2018	2017
Revenues:
PFS Operations	$241,736	$236,808
LiveArea Professional Services	84,424	90,017
Total revenues	$326,160	$326,825
Business unit direct contribution:
PFS Operations	$27,578	$25,171
LiveArea Professional Services	13,343	11,758
Total business unit direct contribution	$40,921	$36,929
Unallocated corporate expenses	(34,424)	(36,331)
Income (loss) from operations	$6,497	$598

Geographic areas in which the Company operates include the United States, Europe (primarily Belgium and U.K.), Canada and India. Substantially all of the services performed in India support client arrangements in the United States, where the resulting revenue is reported. The following is geographic information by area. Revenues are attributed based on the Company’s domicile.

	Year Ended
	December 31,
	2018	2017
Revenues (in thousands):
United States	$263,506	$265,144
Europe	58,027	55,943
Canada	4,642	5,847
India	8,900	8,747
Inter-segment Eliminations	(8,915)	(8,856)
	$326,160	$326,825

	December 31,
	2018	2017
Long-lived assets (in thousands):
United States	$59,530	$62,257
Europe	8,695	10,425
Canada	139	170
India	3,621	4,256
	$71,985	$77,108

14. Employee Savings Plan

The Company has a defined contribution employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all full-time and part-time U.S. employees are eligible to participate in the plan. The Company, at its discretion, may match employee contributions to the plan and also make an additional matching contribution in the form of profit sharing in recognition of the Company’s performance. Our employees in Europe and Canada also have defined contribution plans.  The Company contributed approximately $0.5 million in each of the years ended December 31, 2018 and 2017, respectively, to match an approved percentage of employee contributions.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls And Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). As of December 31, 2018, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended on December 31, 2018, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018. This evaluation was based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Control—Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was effective as of December 31, 2018. BDO USA, LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2018, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

PFSweb, Inc.

505 Millennium Dr.

Allen, TX 75013

Opinion on Internal Control over Financial Reporting

We have audited PFSweb, Inc. (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended, and the related notes, and our report dated March 18, 2019 expressed an unqualified opinion thereon.

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

March 18, 2019

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

The following table summarizes information with respect to equity compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2018:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan category (1)
Equity compensation plans approved by shareholders	2,200,379	$7.41	1,076,003
Equity compensation plans not approved by shareholders	—		—

(1)	See Note 9 to the Consolidated Financial Statements for more detailed information regarding the Company’s equity compensation plans.
(2)	Excludes 219,574 service-based restricted stock units, 464,415 performance-based and market-based restricted stock units, and 251,996 deferred stock units.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

PFSweb, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.	Exhibits

Exhibit Number	Description of Exhibits

3.1 (1)	Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.1.1 (12)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.1.2 (20)	Certificate of Amendment to Certificate of Incorporation of PFSweb, Inc.

3.1.3 (23)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.1.4 (32)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.1.5 (15)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.

3.1.6 (26)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.

3.2 (1)	Amended and Restated Bylaws. (P)

3.2.3 (32)	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.

4.1 (18)	Rights Agreement, dated as of June 8, 2000, between the Company and ChaseMellon Shareholder Services, LLC.

4.1.1 (19)	Amendment No. 1 to Rights Agreement, dated as of May 30, 2008 between the Company and Mellon Investor Services LLC, as successor to ChaseMellon Shareholder Services, L.L.C., as rights agent.

4.1.2 (25)	Amendment No. 2 to Rights Agreement, dated as of May 24, 2010 between the Company and Mellon Investor Services LLC, as successor to ChaseMellon Shareholder Services, L.L.C., as rights agent.

4.1.3 (26)	Amendment No. 3 to Rights Agreement, dated as of July 2, 2010 between the Company and Mellon Investor Services LLC, as successor to ChaseMellon Shareholder Services, L.L.C., as rights agent.

4.1.4 (29)

Amendment No. 4 to Rights Agreement, dated as of May 15, 2013 between the Company and Computershare Shareowner Services LLC (formerly known as Mellon Investor Services LLC,) as successor to ChaseMellon Shareholder Services, L.L.C., as rights agent.

4.1.5 (37)

Amendment No. 5 to Rights Agreement, dated as of June 18, 2015 between the Company and Computershare, Inc., successor to Computershare Shareowner Services LLC (formerly known as Mellon Investor Services LLC,) as successor to ChaseMellon Shareholder Services, L.L.C., as rights agent.

4.1.6 (38)

Amendment No. 6 to Rights Agreement, dated as of July 30, 2015 between the Company and Computershare, Inc., Successor to Computershare Shareowner Services LLC (formerly known as Mellon Investor Services LLC,) as successor to ChaseMellon Shareholder Services, L.L.C., as rights agent.

4.1.7(39)

Amendment No. 7 to Rights Agreement, dated as of June 27, 2018 between the Company and Computershare, Inc., as successor to Computershare Shareowner Services LLC (formerly known as Mellon Investor Services LLC) as successor to ChaseMellon Shareholder Services L.L.C., as rights agent.

Exhibit Number	Description of Exhibits
10.1 (11)	Amendment 6 to Agreement for Inventory Financing.

10.2 (10)	Amendment 5 to Amended and Restated Platinum Plan Agreement.

10.3 (10)	Agreement for IBM Global Financing Platinum Plan Invoice Discounting Schedule.

10.4 (10)	Amendment No. 5 to Agreement for Inventory Financing.

10.5 (1)	Industrial Lease Agreement between Shelby Drive Corporation and Priority Fulfillment Services, Inc. (P)

10.6 (1)	Lease Contract between Transports Weerts and Priority Fulfillment Services Europe B.V. (P)

10.7 (2)	Form of Change of Control Agreement between the Company and certain of its executive officers.

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

10.51 (35)	Ninth Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.

10.52 (36)	Form of 2015 Company Performance-Based Restricted Stock Unit Award Agreement.

10.53 (36)	Form of 2015 Individual Performance-Based Restricted Stock Unit Award Agreement.

10.54 (36)	Form of 2015 Performance Shares Award Agreement.

Exhibit Number	Description of Exhibits
10.55 (37)	Form of 2018 LTI TSR Executive Performance Share Award.

10.56 (37)	Form of 2018 LTI Time Based Restricted Stock Unit Award.

10.57 (37)	Form of 2018 STI Company Performance Based Share Award.

10.58 (38)	Form of 2018 STI Company Performance Based Cash Award.

10.59 (37)	Form of 2018 LTI Non-Executive Time and Performance-Based Restricted Stock Unit Award.

10.60 (37)	Form of Deferred Stock Unit.

10.61 (39)	Guaranty dated March 21, 2016 by PFSweb, Inc., in favor of Stateline J, LLC.

10.62 (39)	Deed of Sub-Lease dated December 31, 2015 by and between Milestone Buildcon Private Limited and PFSweb Global Services Private Limited.

10.63 (40)	Lease agreement dated June 30, 2016 by and between US Industrial Reit III – Midwest and Priority Fulfillment Services, Inc.

10.64 (41)	Second Amendment to Lease agreement dated October 20, 2016 by and between Stateline J, LLC and Priority Fulfillment Services, Inc.

10.65 (41)	Lease Extension and Amending agreement dated May 31, 2016 by and between M&R Commercial Properties, Inc. and Priority Fulfillment Services of Canada, Inc.

10.66 (41)	First Amendment to Lease agreement dated September 16, 2016 by and between Binyan Realty, LP and Priority Fulfillment Services, Inc.

10.67 (41)	Second Amendment to Lease agreement dated September 16, 2016 by and between Binyan Realty, LP and Priority Fulfillment Services, Inc.

10.68 (42)	Expansion Agreement and Amendment to Lease agreement dated June 20, 2016 by and between 2145312 Ontario, Inc. and Priority Fulfillment Services, Inc.

10.70 (43)	Form of 2017 STI Company Performance Based Cash Award.

10.71 (43)	Form of 2017 STI Company Performance Based Share Award.

10.72 (43)	Form of 2017 LTI Time Based Restricted Stock Unit Award.

10.73 (43)	Form of 2017 LTI Non- Executive Time and Performance Based Restricted Stock Unit Award.

10.74 (43)	Form of 2017 LTI TSR Executive Performance Based Share Award.

10.75 (47)	Sixth Amendment to Lease Agreement by and between Western B. South MS, LLC and Priority Fulfillment Services, Inc. dated August 14, 2017.

10.76 (47)	Amendment to Lease by and between GPT Stateline Road Owner LLC and Priority Fulfillment Services, Inc. dated September 12, 2017.

10.78(48)

Amendment No. 1 dated as of November 1, 2018 by and among Priority Fulfillment Services, Inc., a Delaware corporation, as Borrower, PFSweb, Inc., a Delaware corporation, and certain Subsidiaries and Affiliates, as Guarantors, and Regions Bank, as Administrative Agent, for itself and the other Lenders identified therein.

21 (49)	Subsidiary Listing.

23.1 (49)	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

31.1 (49)	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

31.2 (49)	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

Exhibit Number	Description of Exhibits

32.1 (49)	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (49)	XBRL Instance Document.

101.SCH (49)	XBRL Taxonomy Extension Schema.

101.CAL (49)	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF (49)	XBRL Taxonomy Extension Definition Linkbase.

101.LAB (49)	XBRL Taxonomy Extension Label Linkbase.

101.PRE (49)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).
(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended March 31, 2001.
(3)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2002.
(4)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2002.
(5)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2002.
(6)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2003.
(7)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2003.
(8)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2004.
(9)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2004.
(10)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2005.
(11)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2005.
(12)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2005.
(13)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2006.
(14)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2006.
(15)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 13, 2007.
(16)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2007.
(17)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2008.
(18)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form 8-A filed on June 14, 2000.
(19)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 30, 2008.
(20)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 2, 2008.
(21)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on January 6, 2009.
(22)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2008.
(23)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2009.
(24)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2010.
(25)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 25, 2010.
(26)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 2, 2010.
(27)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2011.

(28)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2011.
(29)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 15, 2013.
(30)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2013.
(31)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 20, 2013.
(32)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 18, 2013.
(33)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2013.
(34)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2014.
(35)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2014.
(36)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on April 6, 2015.
(37)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 19, 2015.
(38)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 30, 2015.
(39)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 28, 2018.
(40)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2015.
(41)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2016.
(42)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2016.
(43)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2016.
(44)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2017.
(45)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2017.
(46)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2018.
(47)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2017.
(48)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2018.
(49)	Filed herewith.
(P)	Indicates Paper Filing

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 18, 2019

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

Signature	Title	Date
/s/Michael Willoughby Michael Willoughby	Chief Executive Officer (Principal Executive Officer)	March 18, 2019
/s/Thomas J. Madden Thomas J. Madden	Executive Vice President and Chief Financial and Accounting Officer (Principal Financial and Accounting Officer)	March 18, 2019
/s/James F. Reilly	Chairman of the Board	March 18, 2019
James F. Reilly
/s/Monica Luechtefeld	Director	March 18, 2019
Monica Luechtefeld
/s/David I. Beatson	Director	March 18, 2019
David I. Beatson
/s/Benjamin Rosenzweig	Director	March 18, 2019
Benjamin Rosenzweig
/s/Shinichi Nagakura	Director	March 18, 2019
Shinichi Nagakura
/s/Peter J. Stein	Director	March 18, 2019
Peter J. Stein