Form 10-K/A
period 2018-12-31
PFSWEB INC
filed 2019-04-30
CIK 1095315

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

Large accelerated filer	Â	Accelerated filer	☒
Non-accelerated filer	Â	Smaller reporting company	☒
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
There were 19,417,019 shares of the registrant’s Common Stock outstanding as of April 26, 2019.

EXPLANATORY NOTE
On March 18, 2019, we filed our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). The Original Filing intended to incorporate Part III of Form 10-K by reference to the Company’s definitive proxy statement (to be subsequently filed). This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after the our fiscal year-end. We are filing this Amendment to provide information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K. In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, or the Exchange Act, this Amendment No. 1 (this “Amendment”) on Form 10-K/A, is intended to amend and restate (i) Part III, Items 10 through 14 of the Original Filing in their entirety, and (ii) Part IV, Item 15 of the Original Filing in its entirety, with the only changes being the addition of the new certifications by our principal executive officer and principal financial officer filed herewith. All other items as presented in the Original Filing are unchanged. Except for the foregoing amended and restated information, this Amendment does not amend, update or change any other information presented in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. The Original Filing continues to speak as of the date thereof and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.
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
David I. Beatson, age 71, has served as a non-employee Director since November 2000. Mr. Beatson is Chief Executive Officer of Ascent Advisors, LLC a consulting firm he founded in 2000. The firm provides strategic direction to firms in the logistics and supply chain industry as well as merger and acquisition advice for private equity firms investing in such industry. Mr. Beatson is a recognized leader in the field of transportation, logistics and supply chain management having served as Chairman and CEO of several leading companies in the industry. From 2007 until 2012 he was CEO of Globalware Solutions (“GWS”), a global supply chain management solution provider with facilities in North America, Asia and Europe. From July 2003 to April 2005, Mr. Beatson served as Regional CEO North America and Member of the Executive Board of Panalpina, Inc., a leading provider of international air and sea freight forwarding, customs brokerage and third party logistics services. From July 1998 to June 2000, Mr. Beatson served as Chairman, President and CEO of Circle International Group, Inc., a global transportation and logistics company. From 1991 to June 1994, Mr. Beatson served as vice-president of sales and marketing and then from June 1994 until July 1998 as president and CEO of Emery Worldwide, a global transportation and logistics company. Prior to 1991, Mr. Beatson held several management positions in the logistics and transportation industry, including American Airlines and CF Airfreight. He also serves on the board of Descartes Systems (NASDAQ: DSGX), the Executive Board of ATL Partners and two privately held companies. Mr. Beatson received his B.S. degree in Business Administration from The Ohio State University and his M.B.A. from the University of Cincinnati. The Board of Directors believes the characteristics that qualify Mr. Beatson for the Board include his long-term experience in the transportation, logistics and supply chain management industry, leadership experience and judgment and knowledge of the Company’s business.
Robert Frankfurt, age 53, was appointed as a non-employee Director in March 2019, in accordance with the provisions of a settlement agreement between the Company and Arnaud Ajdler, Engine Capital, L.P. and certain of its affiliates. Mr. Frankfurt is currently President and Founder of Myca Partners (“Myca”).  Mr. Frankfurt focuses his efforts on investing in and building Lifestyle based Health and Wellness businesses with a focus on clean food and other consumer products, health technology and alternative healthcare solutions to reduce the global epidemic of chronic illness and obesity. Prior to founding Myca in 2006, Mr. Frankfurt spent more than a decade as a Partner and senior portfolio manager at various investment partnerships including Steel Partners and Sandell Asset Management.  Mr. Frankfurt began his career as a financial analyst in the mergers and acquisitions department of Bear, Stearns & Co. and later joined Hambro Bank America as an associate focused on merger and acquisition and venture capital transactions.  Mr. Frankfurt graduated from the Wharton School of Business in 1987 with a B.S. in Economics and he received his MBA at the Anderson Graduate School of Management at UCLA in 1995 where he was a Venture Capital Fellow and served as Alumni Class President.
Monica Luechtefeld, age 70, has served as a non-employee Director of the Company since April 2014. Ms. Luechtefeld, a recognized leader in eCommerce & Internet Retailing. She founded her own consultancy firm in 2012 to provide advisory services in eCommerce strategy as well as online marketing and emerging digital media. From 1993 to 2012, Ms. Luechtefeld held various executive roles within Office Depot, Inc., a Fortune 200 company. She was Executive Vice President eCommerce and Direct Marketing and most recently served as Executive Vice President of European eCommerce. Her previous leadership positions included Executive Vice President Supply Chain and Information Technology, as well as marketing, sales and business development roles. Ms. Luechtefeld is a trustee for the March of Dimes and Mount Saint Mary’s University. Ms. Luechtefeld received her B.S. degree from Mount Saint Mary’s University and her M.B.A. from the University of Notre Dame. She also received an honorary doctorate degree from Mount Saint Mary’s University. She also serves as a Board Member of Irish Angels, an angel investment group primarily focused on early stage technology companies. The Board of Directors believes the characteristics that qualify Ms. Luechtefeld for the Board include her business and leadership experience and judgment and her broad eCommerce industry knowledge.
Shinichi Nagakura, age 55, was appointed as a non-employee Director of the Company in May 2013 in accordance with the provisions of a Securities Purchase Agreement (the “Purchase Agreement”) between the Company and transcosmos inc. (“TCI”), a leading Japanese business process outsourcing company. Mr. Nagakura has been an officer of TCI and/or its affiliates for the last 15 years, including serving as a Director of TCI since 2006, and has experience in investments, business development and sales and marketing in the US and Japan. Prior to TCI, Mr. Nagakura served for ten years with Recruit Holdings Co., Ltd., which provides integrated human resource services. Mr. Nagakura also serves on the Board of Directors of Merlin Information Systems, Ltd., an international provider of high quality, personalized IT and customer support solutions based in the UK, and InfraCommerce Inc., one stop eCommerce service company in Brazil. He graduated from Sophia University, Tokyo, Japan with a B.A. in International Studies in 1986.
James F. Reilly, age 60, has served as a non-employee Director of the Company since its inception in 1999, as lead director from June 2010 to March 2013 and as Chairman since March 2013. Mr. Reilly has been an investment banker since 1983 and is currently the Managing Partner of Stonepine Advisors, LLC, an investment banking firm focused on high growth technology companies. Until June 2010, he was a Senior Advisor to Needham & Company, LLC, a nationally recognized investment banking and asset management firm focused primarily on serving emerging growth industries and their investors. He served in various capacities with Needham & Company, LLC, since January 2004 including Head of West Coast Investment Banking. Previously he was a Managing Director of J.P. Morgan Securities, Inc., an investment banking firm, and a Managing Director in the Technology Group of Warburg Dillon Read, the global investment banking division of UBS AG. From 1983 to 1999, Mr. Reilly was associated with Warburg Dillon Read or one of its predecessor companies and specialized in corporate finance advisory work for a broad range of technology companies. Mr. Reilly received his B.A. degree from Columbia University. The Board of Directors believes the characteristics that qualify Mr. Reilly for the Board and serving as Chairman include his financial and investment background, leadership experience and judgment and knowledge of the Company’s business.
Benjamin Rosenzweig, age 34, was appointed as a non-employee Director of the Company in May 2013 in accordance with the provisions of a settlement agreement (the “Settlement Agreement”) between the Company and Privet Fund, L.P. and its affiliates (“Privet”). Mr. Rosenzweig is currently a partner at Privet Fund Management LLC. Prior to joining Privet in September 2008, Mr. Rosenzweig served as an investment banking analyst in the corporate finance group of Alvarez and Marsal from June 2007 until May 2008, where he completed multiple distressed mergers and acquisitions, restructurings, capital formation transactions and similar financial advisory engagements across several industries. Mr. Rosenzweig is currently a Director of Hardinge, Inc., where he serves as chair of the Compensation Committee and on the Audit Committee, Potbelly Corporation (NASDAQ: PBPB), where he serves on the Compensation Committee, and Cicero, Inc. (OTC:CICN). Mr. Rosenzweig also served as a Director of RELM Wireless Corp. (NYSE MKT: RWC) until September 2015. Mr. Rosenzweig graduated magna cum laude from Emory University with a Bachelor of Business Administration degree in Finance and a second major in Economics.
Peter J. Stein, age 49, was appointed as a non-employee Director of the Company in January 2016. Mr. Stein has been the General Manager of the Brand Group at Fullscreen, a next generation media company since January 2016. From July 2013 to December 2014, Mr. Stein was the Global CEO of Razorfish, a global digital agency. From 2009 through July 2013, he was the President of the East Region for Razorfish. Prior to Razorfish, Mr. Stein held various leadership positions for technology and consulting companies, including partner at Scient, managing partner at iXL, director of client services at NetResponse, and a consultant for marketing and technology at KPMG. Mr. Stein serves on the board of Panna Cooking, a private corporation. Mr. Stein received a B.S. degree in Marketing from Lehigh University. The Board of Directors believes the characteristics that qualify Mr. Stein for the Board include his long-term experience in the ecommerce industry, expertise in information technology, leadership experience and judgment.
Michael C. Willoughby, age 55, has served as Chief Executive Officer and a Director since March 2013, as President of PFSweb, Inc. since September 2010 and as Chief Information Officer of the Company from October 2001 until April 2016. Mr. Willoughby has previously served as President of Priority Fulfillment Services, a subsidiary of the Company, from February 2006 to September 2010. From 1999 to 2001, Mr. Willoughby served the Company as Vice President of E-Commerce. Prior to joining the Company, Mr. Willoughby served as President and Chief Executive Officer of Design Technologies, Inc., an e-commerce software development firm from 1994 to 1999. Prior to founding Design Technologies, Inc., Mr. Willoughby served as President and Chief Executive Officer of Integration Services, Inc., an IT consulting services company. Mr. Willoughby received his Bachelor of Business Administration degree in Information Systems from Abilene Christian University. The Board of Directors believes the characteristics that qualify Mr. Willoughby for the Board include his long-term experience in the ecommerce industry, expertise in information technology, leadership experience and judgment and extensive knowledge of the Company’s business.
Executive Officers
In addition to the individuals named above, the following are the names, ages and positions of the other executive officers of the Company:

Thomas J. Madden, age 57, has served as Executive Vice President, Chief Financial and Accounting Officer of the Company since its inception in 1999. Mr. Madden previously served as Chief Financial Officer of Daisytek International Corporation (“Daisytek”), former parent corporation of the Company, from 1997 to 2000, as Vice President — Finance, Treasurer and as Chief Accounting Officer of Daisytek from 1994 to 2000 and as Controller of Daisytek from 1992 to 1994. From 1983 to 1992, Mr. Madden served in various capacities with Arthur Andersen & Co., S.C., including financial consulting and audit manager.
C. Travis Hess, age 47, served as Chief Revenue Officer for the Company and Executive Vice President – General Manager of the Company’s LiveArea business from 2017 to April 1, 2019. He was responsible for global sales as well as strategic direction and management of all LiveArea activities. Prior to 2017, Mr. Hess served as Executive Vice President of Sales for the Company from 2015 to 2017. Prior to joining PFSweb, Mr. Hess served as Head of Sales for Loop Commerce from 2014 to 2015 and prior to that, EVP of Sales & Corporate Development for Amplifi Commerce from 2010 to 2014. Effective April 1, 2019, Mr. Hess no longer serves as an executive officer or any other position with the Company.
R. Zach Thomann, age 37, has served as Executive Vice President and General Manager of the Company’s PFS Operations business unit since 2018 and is responsible for strategic direction and management of all PFS Operations activities, including distribution, contact center, client financial services, and omni-channel operations services provided on behalf of PFSweb’s clients. Mr. Thomann served as Senior Vice President and General Manager of the Company’s PFS Operations business unit from 2017-2018, Senior Vice President and General Manager of Omni-Channel Operations from 2016 to 2017, Vice President and General Manager of Omni-Channel Operations from 2015 to 2016, Vice President of Program Management from 2013 to 2015, Director of Program Management from 2012 to 2013 and held various program management and client implementation roles from 2003 to 2012.
Mark Fuentes, age 51, has served as Senior Vice President and Chief Information Officer since 2016. Mr. Fuentes served as Vice President of IT from 2008 to 2016. Prior to joining PFSweb, Mr. Fuentes worked for Blockbuster as Director of Systems Development.
Anu Jain, age 41, joined the Company as Executive Vice President and General Manager of the Company’s LiveArea business unit as of April 1, 2019. Prior to joining PFSweb, Mr. Jain served as General Manager – Senior Vice President for Teradata Consulting and Analytics Solutions from 2017 to 2019 and prior to that, IBM as General Manager – Americas Communication Media, Entertainment and Cable Industry from 2012 to 2017. Mr. Jain held various positions at large consulting firms from 2000 to 2011.
Meetings and Committees of the Board
The Board of Directors met a total of fourteen times during the calendar year ended December 31, 2018. The Board of Directors has determined that, other than Mr. Willoughby, each director is independent within the meaning of applicable Securities and Exchange Commission (“SEC”) rules and NASD listing standards. The independent directors are able to and generally meet in executive session without the Company’s management at each regularly scheduled quarterly Board meeting.
The Board of Directors does not have a policy regarding director attendance at the annual meeting of stockholders. The Company provides notice of the meeting to the Board of Directors. No current independent director attended the 2018 annual meeting.
The Board of Directors currently has a Nominating, Audit, Compensation and Technology and Cybersecurity Committee.
The Nominating Committee is responsible for identifying and evaluating individuals qualified to become Board members and recommending to the Board candidates to stand for election or re-election as directors. The Committee will consider candidates at the recommendation of existing Board members, Company management, search firms or other consultants, or stockholders. Stockholders wishing to recommend director candidates to the Board may do so by writing to the Committee in care of the Corporate Secretary at the Company’s executive office, 505 Millennium Drive, Allen, TX 75013. At a minimum, director candidates should have demonstrated achievement in their particular field of endeavor, significant business or other management experience that would be of value to the Company, integrity and high ethical standards, good communication and leadership skills, and the ability and willingness to commit adequate time and attention to carry out their Board duties effectively. The Committee will evaluate candidates through background and reference checks, interviews and an analysis of each candidate’s qualifications and attributes in light of the current composition of the Board and the Company’s leadership needs at the time. The Nominating Committee does not have a formal policy with regard to the consideration of diversity in identifying director nominees, but the Committee strives to nominate directors with a variety of complementary skills so that, as a group, the Board will possess the appropriate talent, skills, experience and expertise to oversee the Company’s business. The current members of the Nominating Committee are Mr. Reilly, Mr. Rosenzweig and Mr. Stein, each of whom has been determined to be independent as discussed above. The Nominating Committee has adopted a charter which is available on the Company’s website at www.corporate.pfsweb.com (the contents of the website are not incorporated in this Proxy Statement by reference). The Nominating Committee met one time during the calendar year ended December 31, 2018.
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
 The Audit Committee is currently comprised of three directors, Mr. Reilly, Mr. Beatson (who serves as Chairman) and Ms. Luechtefeld, each of whom has been determined by the Board of Directors to be independent as discussed above, and is able to read and understand fundamental financial statements, including the Company’s balance sheet, income statement and cash flow statement. The Board of Directors has determined that, based on his relevant experience as described above, Mr. Reilly is qualified as the audit committee financial expert within the meaning of applicable SEC regulations and has the requisite financial sophistication required by the NASD listing standards. The Audit Committee met a total of eight times during calendar year 2018. The Committee has adopted a written amended and restated audit committee charter setting out the audit-related functions of the Audit Committee, and the Committee reviews and reassesses the adequacy of the charter on an annual basis. A copy of the charter is available on the Company’s website at www.corporate.pfsweb.com.
The Compensation Committee approves, or in some cases recommends, to the Board, remuneration and compensation arrangements involving the Company’s executive officers and other key employees. The current members of the Compensation Committee are Mr. Beatson, Mr. Nagakura and Mr. Reilly (who serves as Chairman), each of whom has been determined by the Board of Directors to be independent as discussed above. The Compensation Committee also serves as the Committee which administers the Company’s 2018 Employee Stock and Incentive Plan. The Compensation Committee has adopted a charter which is available on the Company’s website at www.corporate.pfsweb.com. The Compensation Committee met five times during the calendar year ended December 31, 2018.
The Technology and Cybersecurity Committee is responsible for review and oversight of technology-based issues. The Technology and Cybersecurity Committee is comprised of three directors, Ms. Luechtefeld (who serves as Chairman), Mr. Nagakura and Mr. Stein. The Technology and Cybersecurity Committee has adopted a charter which is available on the Company’s website at www.corporate.pfsweb.com. The Technology and Cybersecurity Committee met four times during the calendar year ended December 31, 2018.
During calendar year 2018, no current director or director nominee attended fewer than 75% of the aggregate of all meetings of the Board and the committees, if any, upon which such director served and which were held during the period of time that such person served on the Board or such committee.
Communicating with the Board of Directors
Stockholders wishing to communicate with one or more Directors or the Board as a whole may do so in a writing addressed to the Director(s) or the Board and sent to the Corporate Secretary, PFSweb, Inc., 505 Millennium Drive, Allen, TX 75013.
Code of Ethics
The Board has approved a code of business conduct and ethics in accordance with rules of the SEC and NASD listing standards applicable to all directors, officers and employees, including the chief executive officer, senior financial officers and the principal accounting officer. The code is intended to provide guidance to directors and management to assure compliance with law and promote ethical behavior. Copies of the Company’s code of business conduct and ethics may be found on the Company’s website at www.corporate.pfsweb.com, along with any amendments thereto or waivers of its requirements.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act require our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Our officers, directors and greater than 10% shareholders are required by the SEC to furnish us with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished to us and written representations and information provided to us from such officers and directors, we believe that, during the fiscal year ended December 31, 2018, all our officer, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, other than reporting the exercise of one option award exercised by Mr. Madden and the receipt of one performance share award granted to Mr. Willoughby, Mr. Madden, Mr. Thomann, Mr. Fuentes and Mr. Hess, which were due to an administrative error on the part of the Company.

Item 11.	Executive Compensation

SUMMARY COMPENSATION TABLE
The following table sets forth the compensation paid or accrued by the Company to the Company’s Chief Executive Officer, Chief Financial Officer and to each of the three most highly compensated executive officers of the Company (the “Named Executive Officers”) for services rendered to the Company during the two fiscal years ended December 31, 2018:

____________________________________

					Non-Equity
				Stock	Incentive Plan	All other
	Year	Salary (1)	Bonus (2)	Awards (3)	Compensation (4)	Compensation (5)	Total

Michael C. Willoughby	2018	$537,526	$—	$1,078,518	$—	$29,370	$1,645,414
Chief Executive Officer and	2017	494,542	70,000	1,213,981	—	25,020	1,803,543
President
Thomas J. Madden	2018	$370,757	$—	$548,883	$—	$52,332	$971,972
Executive Vice President -	2017	340,696	60,000	587,466	—	38,199	1,026,361
Chief Financial Officer
C. Travis Hess	2018	$336,796	$—	$313,023	$—	$24,570	$674,389
Executive Vice President -	2017	279,735	—	260,755	68,681	22,497	631,668
Chief Revenue Officer and General Manager - LiveArea
____________________________________

(1)
Salary represents base salary earnings. While annual base salary during 2017 and 2018 was consistent for Mr. Willoughby ($515,000 per year) and Mr. Madden ($355,000 per year), variances in salary amounts above reflect timing of payments made to executive under the Company’s bi-weekly payroll processing.

(2)	Represents non-performance based cash awards earned.
(3)
Represents issuance of Performance Share Awards (“Performance Shares”) and Restricted Stock Unit Awards (“RSUs” and together with Performance Shares, the “Awards”) under the Company’s 2018 Employee Stock and Incentive Plan, as amended and restated (the “Plan”). Performance Shares are subject to three-year vesting and certain additional criteria, depending upon Award grant, including continued employment, the comparative performance (on an annual and cumulative basis) of the Company’s common stock on NASDAQ as compared to the Russell Micro Cap Index and/or achievement of certain Company performance goals. The amounts reported in this column represent the grant date fair value for these Awards as calculated in accordance with Accounting Standards Codification Topic 718. The assumptions made in calculating the grant date fair value amounts for the Awards are summarized in Note 9 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018. At the maximum Awards shares, these values for Mr. Willoughby would be: 2017: $1,520,235; 2018: $1,421,376; for Mr. Madden would be: 2017: $737,085; 2018: $733,077; and for Mr. Hess would be: 2017: $307,985; 2018: $385,681. The values for the Awards shares included in this column that were subsequently forfeited were as follows: for Mr. Willoughby: 2017: $750,958; 2018: $245,808; for Mr. Madden: 2017: $374,686; 2018: $144,207; and for Mr. Hess: 2017: $53,714; 2018: $87,460. The amounts in this column do not necessarily correspond to the actual economic value that may be realized by the Named Executive Officers from the Awards.

(4)	Represents performance-based cash awards earned under the Plan.
(5)
Represents amounts paid in respect of life insurance premiums, automobile allowance and expenses for the personal use of automobile, Company paid healthcare premiums and, for certain individuals, club dues and memberships.

Salary and Other Benefits
We provide our Named Executive Officers and other employees with a base salary as a component of compensation for services rendered during the year. Additionally, they are provided a variable compensation package that is comprised of short and long term incentive pay. Short-term incentives can be comprised of cash, service-based stock awards, performance-based stock awards or market-based stock awards. Executive officers are eligible to participate in our 401(k) plan and other benefit programs.

2018 Say-on Pay Vote
At our last three annual meetings, a non-binding, advisory resolution approving the compensation paid to our named executive officers, as disclosed in our proxy statement or on Form 10-K/A for each such annual meeting, including the Compensation Discussion and Analysis, compensation tables and narrative discussions, was approved by our stockholders. In designing an executive compensation program for 2018, the Compensation Committee recognized the support previously received by the Company’s stockholders for its historical compensation practices and has used these same methodologies and practices for 2018.

OUTSTANDING EQUITY AWARDS AT 2018 FISCAL YEAR END
The following table sets forth the number of unexercised options and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2018.

 ____________________________________

		Option Awards				Stock Awards
		Number of	Number of			Equity incentive	Equity incentive
		Securities	Securities			plan awards:	plan awards:
		Underlying	Underlying			Number of	Market or payout
		Unexercised	Unexercised	Option	Option	unearned shares	value of unearned
		Options	Options	Exercise	Expiration	that have not	shares that have not
Named Executive Officer	Grant Date	(# Exercisable)	(# Unexercisable)	Price ($)	Date	vested (#) (1)	vested ($) (2)

Michael C. Willoughby	3/30/2011	50,000	—	$5.00	3/29/2021	—	$—
	3/31/2017	—	—	$—	—	66,286	$340,047
	4/9/2018	—	—	$—	—	95,873	$491,828
Thomas J. Madden	4/19/2010	45,000	—	$4.00	4/18/2020	—	$—
	3/30/2011	65,000	—	$5.00	3/29/2021	—	$—
	3/31/2017	—	—	$—	—	30,462	$156,270
	4/9/2018	—	—	$—	—	44,059	$226,023
C. Travis Hess	3/31/2017	—	—	$—	—	10,097	$51,798
	8/4/2017	—	—	$—	—	7,674	$39,368
	4/9/2018	—	—	$—	—	26,555	$136,227
 ____________________________________

(1)
Awards consist of Performance Share Awards (“Performance Shares”) and Restricted Stock Units (“RSUs” and collectively “the Awards”) at the maximum Awards shares under the Plan. The RSUs are subject to three-year vesting and the Performance Shares are subject to three-year vesting and certain additional criteria, depending upon Award grant, including continued employment, the comparative performance (on an annual and cumulative basis) of the Company’s common stock on NASDAQ as compared to the Russell Micro Cap Index.

(2)	Market value is computed by multiplying the number of Performance Share Awards by $5.13, which was the closing price per share of the Company’s common stock on December 31, 2018, on NASDAQ.

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
For purposes of providing quantitative disclosure of the foregoing, assuming that a qualifying triggering event occurred as of December 31, 2018: (i) Mr. Willoughby would have been entitled to receive aggregate cash payments of approximately $1,030,000 (payable over 24 months), other benefits with an estimated value of approximately $95,000, and up to 366,993 shares of the Company’s stock valued at $1,882,674 based on the $5.13 closing price of the Company’s stock on December 31, 2018, (and, in the event of a change in control, an additional amount of up to 57,036 shares of the Company’s stock valued at $292,595 based on the $5.13 closing price of the Company’s stock on December 31, 2018, plus, if applicable, an additional payment to cover any excise tax liability) and (ii) Mr. Madden would have been entitled to receive aggregate cash payments of approximately $710,000 (payable over 24 months), other benefits with an estimated value of approximately $95,000, and up to 173,625 shares of the Company’s stock valued at $890,696 based on the $5.13 closing price of the Company’s stock on December 31, 2018 (and, in the event of a change in control, an additional amount of up to 33,272 shares of the Company’s stock valued at $170,685 based on the $5.13 closing price of the Company’s stock on December 31, 2018, plus, if applicable, an additional payment to cover any excise tax liability).
The Company and Mr. Hess entered into an agreement under which, and in consideration for, among other things, the agreement of such individual to be bound by a restrictive covenant, in the event of the termination of his employment other than for cause (including termination following a reduction in his or her base salary unless such reduction is part of, and proportionate with, a general reduction in officer compensation), he is entitled to a severance benefit of continuation of base salary, Restricted Stock Units and Performance Shares vesting and employee benefits for the twelve month period following termination. In addition, upon a change in control, certain unvested Performance Shares and all unvested Restricted Stock Units held by such individual immediately vest.

For purposes of providing quantitative disclosure of the foregoing, assuming that a qualifying triggering event occurred as of December 31, 2018: (i) Mr. Hess would have been entitled to receive aggregate cash payments of approximately $325,000 (payable over twelve months) and other benefits with an estimated value of approximately $35,000, and up to 31,048 shares of the Company’s stock valued at $159,276 based on the $5.13 closing price of the Company’s stock on December 31, 2018 (and, in the event of a change in control, an additional amount of up to 13,278 shares of the Company’s stock valued at $68,116 based on the $5.13 closing price of the Company’s stock on December 31, 2018).
Effective April 1, 2019, Mr. Hess’ and the Company agreed to a separation with Mr. Hess seeking new opportunities. The Company and Mr. Hess are in negotiations on the terms of his Separation Agreement.
                    2018 DIRECTOR COMPENSATION
The following table sets forth the compensation earned by non-employee Directors for their service on the Board of Directors and its committees, as applicable, during the year ended December 31, 2018:

	Fees Earned or	Stock	Option
Named Executive Officer	Paid in Cash	Awards (1)	Awards (1)	Total

David I. Beatson (2)	$5,625	$115,000	$—	$120,625
Monica Luechtefeld (3)	5,625	115,000	—	120,625
James F. Reilly (4)	11,250	115,000	—	126,250
Benjamin Rosenzweig (5)	—	115,000	—	115,000
Peter J. Stein (6)	—	115,000	—	115,000
Shinichi Nagakura (7)	—	—	—	—

_________________

(1)
Represents aggregate grant date fair value in accordance with ASC Topic 718. See Note 9 of the audited consolidated financial statements included in the Form 10-K for the assumptions used in calculating these amounts.

(2)	Mr. Beatson had 74,255 options and 54,690 deferred stock units outstanding as of December 31, 2018.

(3)	Ms. Luechtefeld had 30,000 options and 51,915 deferred stock units outstanding as of December 31, 2018.

(4)	Mr. Reilly had 74,255 options and 54,690 deferred stock units outstanding as of December 31, 2018.

(5)	Mr. Rosenzweig had 40,000 options and 54,690 deferred stock units outstanding as of December 31, 2018.

(6)	Mr. Stein had 30,000 options and 36,011 deferred stock units outstanding as of December 31, 2018.

(7)
Mr. Nagakura is eligible to participate in the Company’s compensation programs for non-employee Directors; however as a representative of TCI Mr. Nagakura is not permitted to receive remuneration for serving as a director of the Company. Accordingly, Mr. Nagakura received no compensation as a Director during 2018.

For the first quarter of 2018, each non-employee Director received a quarterly retainer (“Retainer”) equal to $25,000. Effective as of April 2018, the quarterly Retainer was increased to $30,000. Each quarterly Retainer is effected through the issuance of a Deferred Stock Unit (a “DSU”) under the Plan. The DSU represents the right to receive a number of shares of Common Stock equal to the Retainer divided by the closing price of the Common Stock immediately preceding the DSU grant date. Shares are not issuable under the DSU until the Director no longer serves on the Board. In addition, effective as of April 2018, the Chairman of the Board and the chairpersons of the Audit, Compensation and Technology and Cybersecurity committees are entitled to receive an annual payment of $7,500.
Directors who are also employees of the Company or any of its subsidiaries receive no remuneration for serving as directors or Committee members.
Compensation Committee Interlocks and Insider Participation
During 2018, Mr. Reilly, Mr. Nagakura and Mr. Beatson served on the Compensation Committee. None of the members of the Compensation Committee has had a relationship with the Company or any subsidiary other than as a director or stockholder. No executive officer of the Company served or serves on the Compensation Committee or board of any company that employed or employs any member of Company’s Compensation Committee or Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth as of April 26, 2019, certain information regarding the beneficial ownership of the Company’s Common Stock by (i) each person who is known to the Company to beneficially own more than 5% of the Common Stock, (ii) each of the Directors and Named Executive Officers of the Company individually and (iii) the Directors and executive officers of the Company as a group. The information contained in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, as such, also includes shares acquirable within 60 days. Unless otherwise indicated, the stockholders identified in this table have sole voting and investment power with respect to the shares owned of record by them.
___________________________

Name and Address of Beneficial Owner	Number of Shares	Percent (1)

transcosmos, inc. (2)
21-25-18 Shibuya, Shibuya-ku
Tokyo 150-8530 Japan	3,678,779	18.9%
Wellington Management Group, LLP (3)
280 Congress Street, Boston, MA 02210	2,695,366	13.9%
Engine Capital Management, LLC (4)
1370 Broadway, New York, NY 10018	1,169,727	6%
AWM Investment Company, Inc. (5)
527 Madison Avenue, New York, NY 10022	1,097,306	5.7%
BlackRock, Inc. (6)
55 East 52nd Street, New York, NY 10055	1,045,259	5.4%
Hoak & Co. (7)
3963 Maple Avenue, Dallas, TX 75219	1,000,000	5.2%
Thomas J. Madden (8)	293,380	1.5%
Michael C. Willoughby (8)	274,427	1.4%
James F. Reilly (8)	166,935	*
David I. Beatson (8)	151,935	*
Benjamin Rosenzweig (8)	116,165	*
Monica Luechtefeld (8)	93,522	*
Peter J. Stein (8)	77,618	*
C. Travis Hess (8)	20,077	*
Robert Frankfurt (8) (9)	5,759	*
Shinichi Nagakura (8)	0	*

All directors and executive officers as a group (13 persons) (10)	1,264,580	6.5%

*	Represents less than 1%
(1)	This table is based on 19,413,987 shares of Common Stock outstanding on April 26, 2019.
(2)	Based on a March 25, 2014 Form SC 13 D/A filing by transcosmos, inc.
(3)	Based on a February 12, 2019 Form SC 13 G/A filing by Wellington Management Group, LLP.
(4)	Based on a February 14, 2019 Form SC 13 D/A filing by Engine Capital Management, LLC.
(5)	Based on a February 13, 2019 Form SC 13 G/A filing by AWM Investment Company, Inc.
(6)	Based on a February 8, 2019 Form SC 13 G filing by BlackRock, Inc.
(7)	Based on a December 31, 2018 Form SC 13 D filing by Hoak & Co.
(8)
Includes the following shares issuable under outstanding vested options, vested stock awards, and deferred stock units: Thomas J. Madden - 110,000; Michael C. Willoughby - 50,000; James F. Reilly - 140,552; David I. Beatson - 140,552; Benjamin Rosenzweig - 106,297; Monica Luechtefeld - 93,522; Peter J. Stein - 77,618; C. Travis Hess - 11,546, and Robert Frankfurt - 5,759.

(9)	Robert Frankfurt was appointed a Director effective March 19, 2019.
(10)	Includes 740,013 shares of Common Stock issuable under outstanding vested options, vested stock awards, and deferred stock units.

The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2018. For additional information about our equity compensation plans, see Note 9 to and Item 12 in the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category
Equity compensation plans approved by shareholders (1)	2,200,379	$7.41	1,076,003
Equity compensation plans not approved by shareholders	—

(1)	Excludes 219,574 service-based restricted stock units, 464,415 performance-based and market-based restricted stock units, and 251,996 deferred stock units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The Board of Directors evaluate the independence of each director in accordance with applicable laws and regulations and the Nasdaq Listing Rules. The Board of Directors consider all relevant facts and circumstances in making an independence determination, including among other things, making an affirmative determination that the director has no material relationship with the Company directly or as an officer, stockholder, or partner of an entity that has a material relationship with the Company. The Board of Directors has determined that, other than Mr. Willoughby, each director, and each member of each committee of the Board of Directors, is independent within the meaning of applicable SEC rules and NASDAQ Listing Rules. The independent directors are able to and generally meet in executive session without the Company’s management at each regularly scheduled Board meeting.
Indemnification of Officers and Directors
We have entered into, and intend to enter into, separate indemnification agreements with our directors and certain qualifying officers, in addition to the indemnification provided for in our Amended and Restated Bylaws. These agreements, among other things, require us to indemnify our directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer or any other company to which the director or officer provides services at our request. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.
Other Transactions
We entered into various employment related agreements and compensatory arrangements with our executive officers and directors that among other things, provide for compensatory and certain severance and change of control benefits. For a description of these see sections above in Item 11 – Executive Compensation tilted “Employment, Change of Control and Termination Arrangements for Executives” and “Director Compensation.”

Item 14.	Principal Accounting Fees and Services
Fees billed to the Company by BDO USA, LLP for the years 2017 and 2018
The following table sets forth (i) the aggregate fees billed by BDO USA, LLP relating to the audit of the 2017 and 2018 consolidated financial statements and (ii) the fees for other professional services billed by BDO USA, LLP in connection with services rendered during 2017 and 2018.

Fee Type	2018	2017

Audit fees (a)	816,000	704,160
Audit-related fees (b)	66,000	65,656
Tax fees (c)	6,000	5,000
All other fees	—	—

(a)	Includes fees for professional services rendered in connection with the audit of the annual financial statements and internal control review and reviews of the quarterly financial statements.
(b)	Consists of aggregate fees billed for assurance services provided in connection with reports on certain internal controls under Statement on Standards for Attestation Engagements (SSAE) No. 18.
(c)	Consists of fees billed related to tax compliance related services.

All of the fees listed in the chart above were pre-approved by the Audit Committee, which concluded that the provisions of such services by BDO USA, LLP was compatible with the maintenance of that firm’s independence in the conduct of its audit.
Policy on Audit Committee Pre Approval of Audit and Permissible Non Audit Services of Independent Registered Public Accountants
The Audit Committee pre-approves all audit and permissible non-audit services provided by the Company’s independent auditors. These services may include audit services, audit related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case by case basis. During 2018 all audit, non-audit and tax services provided by BDO USA, LLP were pre-approved by the Audit Committee in accordance with this policy.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
The following documents are filed as part of this Annual Report or incorporated by reference:
(a)(1). Financial Statements
The response to this portion of Item 15 was previously filed with the Form 10-K on March 18, 2019.
(a)(2). Financial Statement Schedules
The response to this portion of Item 15 was previously filed with the Form 10-K on March 18, 2019.
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

10.51 (35)	Ninth Amended and Restated Notes Payable Subordination Agreement by and between Priority Fulfillment Services, Inc., Supplies Distributors, Inc. and IBM Credit Corporation.
10.52 (36)	Form of 2015 Company Performance-Based Restricted Stock Unit Award Agreement.
10.53 (36)	Form of 2015 Individual Performance-Based Restricted Stock Unit Award Agreement.
10.54 (36)	Form of 2015 Performance Shares Award Agreement.
10.55 (37)	Credit Agreement dated August 5, 2015 by and among Priority Fulfillment Services, Inc., PFSweb, Inc., and certain Subsidiaries and Affiliates, Incremental Commitment Lenders and Regions Bank. (P)
10.56 (37)	Asset Purchase Agreement by and among CrossView, Inc., Cardinal Asset Acquisition Corp., PFSweb, Inc., and Shareholders of CrossView, Inc. (P)
10.57 (37)

Amendment 16 to Agreement for Inventory Financing by and among IBM Credit LLC and Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services Inc., and PFSweb, Inc. (P)

10.58 (38)

First Incremental Loan Commitment Increase Agreement dated August 21, 2015 by and among Priority Fulfillment Services, Inc., PFSweb, Inc., and certain Subsidiaries and Affiliates, Incremental Commitment Lenders and Regions Bank. (P)

10.59 (38)

Second Incremental Loan Commitment Increase Agreement dated August 21, 2015 by and among Priority Fulfillment Services, Inc., PFSweb, Inc., and certain Subsidiaries and Affiliates, Incremental Commitment Lenders and Regions Bank. (P)

10.60 (39)	Lease agreement dated March 17, 2016 by and between Stateline J, LLC and Priority Fulfillment Services, Inc. (P)
10.61 (39)	Guaranty dated March 21, 2016 by PFSweb, Inc., in favor of Stateline J, LLC.
10.62 (39)	Deed of Sub-Lease dated December 31, 2015 by and between Milestone Buildcon Private Limited and PFSweb Global Services Private Limited.
10.63 (40)	Lease agreement dated June 30, 2016 by and between US Industrial Reit III - Midwest and Priority Fulfillment Services, Inc.
10.64 (41)	Second Amendment to Lease agreement dated October 20, 2016 by and between Stateline J, LLC and Priority Fulfillment Services, Inc.
10.65 (41)	Lease Extension and Amending agreement dated May 31, 2016 by and between M&R Commercial Properties, Inc. and Priority Fulfillment Services of Canada, Inc.
10.66 (41)	First Amendment to Lease agreement dated September 16, 2016 by and between Binyan Realty, LP and Priority Fulfillment Services, Inc.
10.67 (41)	Second Amendment to Lease agreement dated September 16, 2016 by and between Binyan Realty, LP and Priority Fulfillment Services, Inc.
10.68 (42)	Expansion Agreement and Amendment to Lease agreement dated June 20, 2016 by and between 2145312 Ontario, Inc. and Priority Fulfillment Services, Inc.
10.70 (43)	Form of 2017 STI Company Performance Based Cash Award.
10.71 (43)	Form of 2017 STI Company Performance Based Share Award.
10.72 (43)	Form of 2017 LTI Time Based Restricted Stock Unit Award.
10.73 (43)	Form of 2017 LTI Non- Executive Time and Performance Based Restricted Stock Unit Award.
10.74 (43)	Form of 2017 LTI TSR Executive Performance Based Share Award.
10.75 (46)	Sixth Amendment to Lease Agreement by and between Western B. South MS, LLC and Priority Fulfillment Services, Inc. dated August 14, 2017.
10.76 (46)	Amendment to Lease by and between GPT Stateline Road Owner LLC and Priority Fulfillment Services, Inc. dated September 12, 2017.
10.78 (48)
Amendment No. 1 dated as of November 1, 2018 by and among Priority Fulfillment Services, Inc., a Delaware corporation, as Borrower, PFSweb, Inc., a Delaware corporation, and certain Subsidiaries and Affiliates, as Guarantors, and Regions Bank, as Administrative Agent, for itself and the other Lenders identified therein.

21 (48)	Subsidiary Listing.
23.1 (48)	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.
24.1 (48)	Power of Attorney (incorporated by reference to the signature page to the Company's Annual Report of Form 10-K filed on March 18, 2019 (File No. 000-28275)
31.1 (48)	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
31.2 (48)	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
32.1 (48)	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (49)	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.3 (49)	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS (48)	XBRL Instance Document.
101.SCH (48)	XBRL Taxonomy Extension Schema.
101.CAL (48)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF (48)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB (48)	XBRL Taxonomy Extension Label Linkbase.
101.PRE (48)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657).

(2)	Incorporated by reference from PFSweb, Inc. Form 10-K for the fiscal year ended March 31, 2001.

(3)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2002.

(4)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2002.

(5)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2002.

(6)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2003.

(7)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2003.

(8)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2004.

(9)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2004.

(10)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2005.

(11)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2005.

(12)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2005.

(13)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2006.

(14)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2006.

(15)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on November 13, 2007.

(16)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2007.

(17)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2008.

(18)	Incorporated by reference from PFSweb, Inc. Registration Statement on Form 8-A filed on June 14, 2000.

(19)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 30, 2008.

(20)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 2, 2008.

(21)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on January 6, 2009.

(22)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2008.

(23)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2009.

(24)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2010.

(25)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 25, 2010.

(26)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 2, 2010.

(27)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2011.

(28)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2011.

(29)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 15, 2013.

(30)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2013.

(31)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on May 20, 2013.

(32)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 18, 2013.

(33)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2013.

(34)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2014.

(35)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2014.

(36)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on April 6, 2015.

(37)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on June 19, 2015.

(38)	Incorporated by reference from PFSweb, Inc. Report on Form 8-K filed on July 30, 2015.

(39)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2015.

(40)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2015.

(41)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2016.

(42)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2016.

(43)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2016.

(44)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended March 31, 2017.

(45)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended June 30, 2017.

(46)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2017.

(47)	Incorporated by reference from PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2018.

(48)	Incorporated by reference from PFSweb, Inc. Form 10-K for the year ended December 31, 2018.

(49)	Filed herewith.
(P) Indicates paper filing.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/Thomas J. Madden
Thomas J. Madden
Chief Financial Officer
Dated: April 30, 2019