Form 10-Q
period 2019-03-31
PFSWEB INC
filed 2019-05-10
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from              to
Commission File Number 000-28275
___________________________________________
PFSweb, Inc.
(Exact name of registrant as specified in its charter)
___________________________________________

Delaware	75-2837058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
505 Millennium Drive, Allen, Texas	75013
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (972) 881-2900
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
__________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒
As of May 3, 2019, there were 19,413,987 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

PFSWEB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	(Unaudited) March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,679	$15,419
Restricted cash	207	207
Accounts receivable, net of allowance for doubtful accounts of $597 and $585 at March 31, 2019 and December 31, 2018, respectively	52,545	72,415
Inventories, net of reserves of $289 and $298 at March 31, 2019 and December 31, 2018, respectively	4,124	6,090
Other receivables	3,906	4,014
Prepaid expenses and other current assets	7,202	6,943
Total current assets	82,663	105,088
PROPERTY AND EQUIPMENT:
Cost	98,363	97,744
Less: accumulated depreciation	(78,391)	(76,248)
	19,972	21,496
OPERATING LEASE RIGHT-OF-USE ASSETS	38,788	—
IDENTIFIABLE INTANGIBLES, net	1,636	1,803
GOODWILL	45,348	45,185
OTHER ASSETS	3,560	3,501
Total assets	$191,967	$177,073
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$35,147	$47,580
Accrued expenses	19,509	24,623
Current portion of operating lease liabilities	7,835	—
Current portion of long-term debt and finance lease obligations	2,846	2,610
Deferred revenues	6,883	7,328
Total current liabilities	72,220	82,141
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS, less current portion	32,698	39,348
DEFERRED REVENUES, less current portion	1,590	1,927
DEFERRED RENT	—	4,625
OPERATING LEASE LIABILITIES	36,688	—
OTHER LIABILITIES	2,668	2,449
Total liabilities	145,864	130,490

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 19,295,796 and 19,294,296 shares issued at March 31, 2019 and December 31, 2018, respectively; and 19,262,329 and 19,260,829 outstanding at March 31, 2019 and December 31, 2018, respectively	19	19
Additional paid-in capital	156,108	155,455
Accumulated deficit	(108,937)	(107,773)
Accumulated other comprehensive loss	(962)	(993)
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	46,103	46,583
Total liabilities and shareholders’ equity	$191,967	$177,073
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2019	2018
REVENUES:
Service fee revenue	$51,439	$56,487
Product revenue, net	7,499	9,765
Pass-through revenue	13,211	12,169
Total revenues	72,149	78,421
COSTS OF REVENUES:
Cost of service fee revenue	33,958	35,608
Cost of product revenue	7,077	9,316
Cost of pass-through revenue	13,211	12,169
Total costs of revenues	54,246	57,093
Gross profit	17,903	21,328
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	18,346	20,659
Income (loss) from operations	(443)	669
INTEREST EXPENSE, net	512	605
Income (loss) before income taxes	(955)	64
INCOME TAX EXPENSE, net	209	813
NET LOSS	$(1,164)	$(749)

NET LOSS PER SHARE:
Basic	$(0.06)	$(0.04)
Diluted	$(0.06)	$(0.04)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	19,486	19,145
Diluted	19,486	19,145
COMPREHENSIVE LOSS:
Net loss	$(1,164)	$(749)
Foreign currency translation adjustment	31	457
TOTAL COMPREHENSIVE LOSS	$(1,133)	$(292)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands, Except Share Data)
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity

Balance, December 31, 2018	19,294,296	19	$155,455	$(107,773)	$(993)	33,467	$(125)	$46,583
Net loss	—	—	—	(1,164)	—	—	—	(1,164)
Stock-based compensation expense	—	—	651	—	—	—	—	651
Exercise of stock options	1,500	—	2	—	—	—	—	2
Foreign currency translation adjustment, net of taxes	—	—	—	—	31	—	—	31
Balance, March 31, 2019	19,295,796	$19	$156,108	$(108,937)	$(962)	33,467	$(125)	$46,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (cont.)
(In Thousands, Except Share Data)
(Unaudited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity

Balance, December 31, 2017	19,058,685	$19	$150,614	$(109,281)	$70	33,467	$(125)	$41,297
Net loss	—	—	—	(749)	—	—	—	(749)
Impact of the adoption of new accounting pronouncement	—	—	—	276	—	—	—	276
Stock-based compensation expense	—	—	646	—	—	—	—	646
Exercise of stock options	11,930	—	59	—	—	—	—	59
Tax withholding on restricted stock	—	—	(287)	—	—	—	—	(287)
Foreign currency translation adjustment, net of taxes	—	—	—	—	457	—	—	457
Balance, March 31, 2018	19,070,615	$19	$151,032	$(109,754)	$527	33,467	$(125)	$41,699

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,164)	$(749)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,715	2,978
Amortization of debt issuance costs	20	37
Provision for doubtful accounts	(15)	—
Provision for excess and obsolete inventory	(8)	59
Loss on disposal of fixed assets	4	27
Deferred income taxes	189	(33)
Stock-based compensation expense	651	646
Changes in operating assets and liabilities:
Accounts receivable	19,841	22,480
Inventories	1,973	(1,390)
Prepaid expenses, other receivables and other assets	1,687	292
Trade accounts payable, deferred revenues, accrued expenses and other liabilities	(19,526)	(18,335)
Net cash provided by operating activities	6,367	6,012

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(911)	(927)
Proceeds from sale of property and equipment	—	54
Net cash used in investing activities	(911)	(873)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	2	59
Taxes paid on behalf of employees for withheld shares	—	(287)
Payments on finance lease obligations	(495)	(531)
Payments on term loan	—	(750)
Payments on revolving loan	(42,428)	(32,133)
Borrowings on revolving loan	35,653	28,099
Payments on other debt	(256)	(2,205)
Borrowings on other debt	1,616	—
Net cash used in financing activities	(5,908)	(7,748)

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(288)	177
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(740)	(2,432)

Cash and cash equivalents, beginning of period	15,419	19,078
Restricted cash, beginning of period	207	214
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	15,626	19,292

Cash and cash equivalents, end of period	14,679	16,646
Restricted cash, end of period	207	214
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$14,886	$16,860

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$101	$157
Cash paid for interest	$588	$491
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and capital leases	$—	$894
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of PFSweb, Inc. and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all normal and recurring adjustments necessary to present fairly the unaudited condensed consolidated balance sheets, statements of operations and comprehensive loss, and statements of cash flows for the periods indicated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018.   We refer to PFSweb, Inc. and its subsidiaries collectively as “PFSweb,” the “Company,” us,” “we” and “our” in these condensed consolidated financial statements.
Results of our operations for interim periods may not be indicative of results for the full fiscal year. We reclassify certain prior year amounts, as applicable, to conform to the current year presentation.
2. Significant Accounting Policies
For a complete set of our significant accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2018. During the three-month periods ended March 31, 2019, there were no significant changes to our significant accounting policies, other than those policies impacted by the new leasing guidance as described below in this Note 2 and Note 9.

Leases

We account for leases in accordance with Accounting Standard Codification (“ASC 842”) No. 842, Leases. Operating lease assets and liabilities are recognized at the commencement date, based on the present value of the future minimum lease payments over the lease term. A certain number of these leases contain rent escalation clauses either fixed or adjusted periodically for inflation or market rates that are factored into our determination of lease payments. We also have variable lease payments that do not depend on a rate or index, primarily for items such as common area maintenance and real estate taxes, which are recorded as variable cost when incurred. The operating lease right-of-use asset excludes incentives and initial direct costs incurred. As most of our operating leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at the lease commencement date to discount payments to the present value. Most operating leases contain renewal options, some of which also include options to terminate the leases early. The exercise of these options is at our discretion. We include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.
Per ASC 842, operating leases are included in "Operating lease right-of-use assets," "Current portion of operating lease liabilities" and "Operating lease liabilities" on the condensed consolidated balance sheets. Finance leases are included in "Property and equipment", "Long-term debt and finance lease obligations" and "current portion of long-term debt and finance lease obligations" on the condensed consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets. Operating lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components and have elected to account for the lease and non-lease components separately. In addition, we utilized the portfolio approach to group leases with similar characteristics and did not use hindsight to determine lease term. See Note 9 for additional information.
Impact of Recently Issued Accounting Standards
Pronouncements Recently Adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases ("ASU 2016-02"), which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. In July 2018, the FASB issued additional authoritative guidance providing companies with an optional transition method to use the effective date of ASU 2016-02 as the date of initial application of transition and not restate comparative periods. We adopted the standard on January 1, 2019 using this optional transition method. As such, prior periods have not been recast under the new standard. We elected the package of practical expedients, which allows us to carry forward historical lease classification, the practical expedient to not separate non-lease components from lease components, and the short-term lease accounting policy election as defined in ASU 2016-02. We implemented internal controls and a lease accounting software to enable the preparation of financial information on adoption. The standard had a material impact on our condensed consolidated balance sheets, but did not have an impact on the condensed consolidated statements of operations and comprehensive income (loss) and had no impact on cash provided by or used in operating, investing or financing activities on our condensed consolidated statements of cash flows. The most significant impact was the recognition of right-of-use assets of $40.7 million and operating lease liabilities of $46.4 million for operating leases. The difference between the right-of-use assets and operating lease liabilities was recorded as an adjustment to deferred rent (lease incentives). The adoption of ASU 2016-02 had substantially no impact on our finance leases.
Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our condensed consolidated financial statements in order to adopt the new standard in the first quarter of fiscal 2020.
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill impairment” (“ASU 2017-04”), which removes Step 2 of the goodwill impairment test. A goodwill impairment will now be determined by the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  ASU 2017-04 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019, with early adoption permitted. We do not expect the adoption of ASU 2017-04 to have a material impact on our condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15 "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract; Disclosures for Implementation Costs Incurred for Internal-Use Software and Cloud Computing Arrangements" (“ASU 2018-15”), which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC Subtopic 350-40, in order to determine which costs to capitalize and recognize as an asset. ASU 2018-15 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. We are currently in the process of evaluating the impact of the adoption of ASU 2018-15 on our condensed consolidated financial statements.

3. Revenue from Contracts with Clients and Customers
The following tables present our revenues, excluding sales and usage-based taxes, disaggregated by revenue source (in thousands):

	Three Months Ended March 31, 2019
	PFS Operations	LiveArea Professional Services	Total
Revenues:
Service fee revenue	$33,055	$18,384	$51,439
Product revenue, net	7,499	—	7,499
Pass-through revenue	12,876	335	13,211
Total revenues	$53,430	$18,719	$72,149

	Three Months Ended March 31, 2018
	PFS Operations	LiveArea Professional Services	Total
Revenues:
Service fee revenue	$34,922	$21,565	$56,487
Product revenue, net	9,765	—	9,765
Pass-through revenue	11,800	369	12,169
Total revenues	$56,487	$21,934	$78,421

The following tables present our revenues, excluding sales and usage-based taxes, disaggregated by timing of revenue recognition (in thousands):

	Three Months Ended March 31, 2019
	PFS Operations	LiveArea Professional Services	Total
Revenues:
Over time	$45,931	$18,719	$64,650
Point-in-time	7,499	—	7,499
Total revenues	$53,430	$18,719	$72,149

	Three Months Ended March 31, 2018
	PFS Operations	LiveArea Professional Services	Total
Revenues:
Over time	$46,722	$21,784	$68,506
Point-in-time	9,765	150	9,915
Total revenues	$56,487	$21,934	$78,421

The following tables present our revenues, excluding sales and usage-based taxes, disaggregated by region (in thousands):

	Three Months Ended March 31, 2019
	PFS Operations	LiveArea Professional Services	Total
Revenues by region:
North America	$43,602	$16,718	$60,320
Europe	9,828	2,001	11,829
Total revenues	$53,430	$18,719	$72,149

	Three Months Ended March 31, 2018
	PFS Operations	LiveArea Professional Services	Total
Revenues by region:
North America	$44,617	$19,166	$63,783
Europe	11,870	2,768	14,638
Total revenues	$56,487	$21,934	$78,421

Contract Assets and Contract Liabilities
Changes in costs to fulfill contract assets during the period was an increase of $0.3 million from December 31, 2018 to March 31, 2019, primarily due to an increase of approximately $1.9 million from new projects, offset by approximately $1.6 million of amortization and recognition of costs in the quarter ended March 31, 2019. Costs to Fulfill assets related to deferred costs, which are included within other current assets, other assets, and to software development costs, which are included within property and equipment in our condensed consolidated balance sheets.
Changes in contract liabilities during the period was a decrease of $0.2 million in our contract liabilities from December 31, 2018 to March 31, 2019, primarily due to an increase of approximately $2.4 million from new projects, offset by approximately $2.6 million of amortization and recognition of revenue in the three months ended March 31, 2019.  Contract losses recognized for the quarter ended March 31, 2019 were not material. Accrued contract liabilities below are included within accrued expenses in our condensed consolidated balance sheets.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits (contract liabilities) on the condensed consolidated balance sheet. Changes in the contract asset and liability balances during the quarter ended March 31, 2019 were not materially impacted by any other factors.
Contract balances consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Contract Assets
Trade Accounts Receivable, net	$52,165	$72,180
Unbilled Accounts Receivable	380	235
Costs to Fulfill	5,554	5,214
Total Contract Assets	58,099	77,629
Contract Liabilities
Accrued Contract Liabilities	1,104	535
Deferred Revenue	8,472	9,255
Total Contract Liabilities	$9,576	$9,790
Remaining performance obligations represent the transaction price of firm orders for which work has not yet been performed. This amount does not include 1) contracts that are less than one year in duration, 2) contracts for which we recognize revenue based on the right to invoice for services performed, or 3) variable consideration allocated entirely to a wholly unsatisfied performance obligation. Much of our revenue qualifies for one of these exemptions. As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or more was $23.1 million. We expect to recognize revenue on approximately 71% of the remaining performance obligations in 2019, 23% in 2020, and the remaining recognized thereafter.
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
Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, we have classified the outstanding amounts under this facility, which were $5.2 million and $4.7 million as of March 31, 2019 and December 31, 2018, respectively, as trade accounts payable in the condensed consolidated balance sheets. As of March 31, 2019, Supplies Distributors had $0.5 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. The credit facility also contains financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and is secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $1.0 million, as per amended agreement. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5%, which resulted in a weighted average interest rate of 6.00% and 5.75% as of March 31, 2019 and December 31, 2018, respectively. The facility also includes a monthly service fee. As of March 31, 2019, the Company was in compliance with all financial covenants.

5. Debt and Finance Lease Obligations
Outstanding debt and finance lease obligations consist of the following (in thousands):

	March 31, 2019	December 31, 2018
U.S. Credit Agreement
Revolver	$28,725	$35,500
Equipment loan	4,125	3,263
Debt issuance costs	(362)	(382)
Master lease agreements	2,916	3,495
Other	140	82
Total	35,544	41,958
Less current portion of long-term debt	2,846	2,610
Long-term debt, less current portion	$32,698	$39,348
U.S. Credit Agreement
On November 1, 2018, we entered into Amendment No.1 to our Credit Agreement with Regions Bank (the “Amended Facility”). The Amended Facility provides for an increase in availability of our revolving loans to $60.0 million, with the ability for a further increase of $20.0 million to $80.0 million and the elimination of the term loan. Amounts outstanding under the term loan were reconstituted as revolving loans. The Amended Facility also extends the maturity date to November 1, 2023. The Amended Facility also provides for additional $10.0 million in equipment financing.
As of March 31, 2019, we had $31.3 million of available credit under the revolving loan facility. As of March 31, 2019 and December 31, 2018, the weighted average interest rate on the revolving loan facility was 4.43% and 4.57%, respectively.
As of March 31, 2019 we had $8.9 million of available credit in equipment financing.
As of March 31, 2019 we were in compliance with all debt covenants.
6. Earnings Per Share
Basic net loss per common share was computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. In periods when we recognize a net loss, we exclude the impact of outstanding common stock equivalents from the diluted loss per share calculation as their inclusion would have an antidilutive effect. As of March 31, 2019 and March 31, 2018, we had outstanding common stock equivalents of approximately 1.8 million and 1.7 million, respectively, that have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive.
7. Segment Information
Our segments are comprised of strategic businesses that are defined by the service offerings they provide and consist of PFS Operations (which provides client services in relation to the customer physical experience, such as order management (OMS), order fulfillment, customer care and financial services) and LiveArea Professional Services (which provides client services in relation to the digital shopping experience of shopping online, such as strategic commerce consulting, strategy, design and digital marketing services and technology services). Each segment is led by a separate Business Unit Executive who reports directly to our Chief Executive Officer.
During the three months ended March 31, 2019, we changed the composition of the business unit direct contribution to include certain shared service costs. Prior period amounts have been reclassified to include those allocated expenses.
The following table discloses segment information for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues:
PFS Operations	$53,430	$56,487
LiveArea Professional Services	18,719	21,934
Total revenues	$72,149	$78,421
Business unit direct contribution:
PFS Operations	$2,527	$4,302
LiveArea Professional Services	1,873	2,114
Total business unit direct contribution	$4,400	$6,416
Unallocated corporate expenses	(4,843)	(5,747)
Income (loss) from operations	$(443)	$669
8. Commitments and Contingencies
We received municipal tax abatements in certain locations. In prior years, we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to our tax abatement. We disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against us and the timing of the related payments has not been finalized. As of March 31, 2019, we believe we have adequately accrued for the expected assessment.
9. Leases
The Company adopted ASU 2016-02, as of January 1, 2019, using the modified retrospective approach. Prior year financial statements were not recast under the new standard and, therefore, those amounts are not presented below.
All of our office and warehouse facilities are leased under operating leases. We also lease vehicles primarily as operating leases. Most of our equipment leases are leased under finance leases. Lease costs are included within "Selling, General and Administrative Expenses" in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Total lease costs consists of the following (in thousands):

Three Months Ended March 31,
2019
Finance lease costs:
Amortization of ROU assets	$512
Interest of lease liabilities	48
Operating lease costs	2,330
Variable lease costs	31
Short-term lease costs	419
Sublease income	—
Total lease costs	$3,340
We had $2.4 million of finance lease assets that are reported in Property and Equipment, net as of March 31, 2019. As of March 31, 2019, our weighted-average remaining lease term relating to our operating leases is 6.1 years, with a weighted-average discount of 5.0%. As of March 31, 2019 our weighted-average remaining lease term relating to our finance leases is 2.3 years, with a weighted-average discount of 6.0%. Our leases have remaining lease terms of 1 month to 10 years.

Maturities of lease liabilities as of March 31, 2019 were as follows (in thousands):

	As of March 31, 2019
	Operating Leases	Finance Leases

2019	$6,935	$1,227
2020	9,650	1,127
2021	8,900	714
2022	8,070	54
2023	6,480	—
Thereafter	11,990	—
Total lease payments	52,027	3,122
Less interest	(7,504)	(206)
Total lease obligations	$44,523	$2,916
Supplemental consolidated cash flow information related to leases is as follows (in thousands):

Three Months Ended March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,319
Operating cash flows from finance leases	48
Financing cash flows from finance leases	495

Total rental expense under operating leases approximated $11.1 million for the year ended December 31, 2018. Future minimum lease payments under non-cancelable rental and lease agreements under ASC 840, Leases, having terms in excess of one year are as follows (in thousands):

	As of December 31, 2018
	Operating Leases	Finance Leases

2019	$9,659	$1,811
2020	10,028	1,169
2021	9,222	725
2022	8,407	55
2023	6,828	—
Thereafter	12,840	—
Minimum lease commitments	$56,980	3,760
Less interest		(265)
Present value of net minimum lease obligations		$3,495

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.
Forward-Looking Information

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, or management strategies). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “potential,” “intend,” “project,” “estimate,” and other similar expressions. These forward-looking statements involve risks and uncertainties, and may include assumptions as to how we may perform in the future. Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee these expectations will actually be achieved. In addition, some forward-looking statements are based upon assumptions about future events that may not prove to be accurate. Therefore, our actual results may differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Annual Report”), as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in the Annual Report and our other filings with the Securities and Exchange Commission, or the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
Currently, we are targeting growth within our Retail model to be through relationships with clients under which we can record service fee revenue in our condensed consolidated statement of operations. These relationships are often driven by the sales and marketing efforts of the manufacturers and third party sales partners. In addition, as a result of certain operational restructuring of its business, our primary client relationship operating in the Retail model, Ricoh, has implemented, and will continue to implement, certain changes in the sale and distribution of Ricoh products. The changes have resulted, and are expected to continue to result, in reduced product revenues and profitability under our Retail model.
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

Operating Results
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended March 31,			% of Total Revenues
	2019	2018	Change	2019		2018
Revenues
Service fee revenue	$51,439	$56,487	$(5,048)	71.3%		72.0%
Product revenue, net	7,499	9,765	(2,266)	10.4%		12.5%
Pass-through revenue	13,211	12,169	1,042	18.3%		15.5%
Total revenues	72,149	78,421	(6,272)	100.0%		100.0%
Costs of Revenues
Cost of service fee revenue	33,958	35,608	(1,650)	66.0%	(1)	63.0%
Cost of product revenue	7,077	9,316	(2,239)	94.4%	(2)	95.4%
Cost of pass-through revenue	13,211	12,169	1,042	100.0%	(3)	100.0%
Total costs of revenues	54,246	57,093	(2,847)	75.2%		72.8%
Service fee gross profit	17,481	20,879	(3,398)	34.0%	(1)	37.0%
Product revenue gross profit	422	449	(27)	5.6%	(2)	4.6%
Total gross profit	17,903	21,328	(3,425)	24.8%		27.2%
Selling, General and Administrative expenses	18,346	20,659	(2,313)	25.4%		26.3%
Income (loss) from operations	(443)	669	(1,112)	(0.6)%		0.9%
Interest expense, net	512	605	(93)	0.7%		0.8%
Income (loss) before income taxes	(955)	64	(1,019)	(1.3)%		0.1%
Income tax expense, net	209	813	(604)	0.3%		1.0%
Net loss	$(1,164)	$(749)	$(415)	-1.6%		-1.0%
(1)    Represents the percent of Service fee revenue.
(2)    Represents the percent of Product revenue, net.
(3)    Represents the percent of Pass-through revenue.
Segment Operating Data
PFS Operations (in thousands, except percentages)

	Three Months Ended March 31,
	2019	2018	Change	Change %
Revenues:
Service fee revenue	$33,055	$34,922	$(1,867)	(5)%
Product revenue, net	7,499	9,765	(2,266)	(23)%
Pass-through revenue	12,876	11,800	1,076	9%
Total revenues	53,430	56,487	(3,057)	(5)%
Costs of revenues:
Cost of service fee revenue	23,920	25,338	(1,418)	(6)%
Cost of product revenue	7,077	9,316	(2,239)	(24)%
Cost of pass-through revenue	12,876	11,800	1,076	9%
Total costs of revenues	43,873	46,454	(2,581)	(6)%
Gross profit	9,557	10,033	(476)	(5)%
Direct operating expenses	7,030	5,731	1,299	23%
Direct contribution	$2,527	$4,302	$(1,775)	(41)%
PFS Operations total revenues for the three months ended March 31, 2019 decreased by $3.1 million compared with the corresponding period in 2018. Service fee revenue decreased $1.9 million due to the transition of certain client accounts, partially offset by growth from existing clients. Product revenue, net, decreased by $2.3 million due to the revenue stream being primarily dependent on one client, whom restructured its operations and discontinued certain product lines which has resulted, and is expected to continue to result, in reduced product revenue activity.
Pass-through revenue increased by $1.1 million during the three month periods ended March 31, 2019, primarily due to incremental activity with both new and existing clients partially offset by the impact of client terminations.
PFS Operations gross margin increased slightly to 17.9% for the three months ended March 31, 2019 as compared to 17.8% in the same period of the prior year.
Direct operating expenses increased by $1.3 million for the three months ended March 31, 2019 compared to the corresponding period in 2018. The increase was primarily due to higher personnel and facility costs.
LiveArea Professional Services (in thousands, except percentages)

	Three Months Ended March 31,
Revenues:	2019	2018	Change	Change %
Service fee revenue	$18,384	$21,565	$(3,181)	(15)%
Pass-through revenue	335	369	(34)	(9)%
Total revenues	18,719	21,934	(3,215)	(15)%
Cost of revenues:
Cost of service fee revenue	10,038	10,270	(232)	(2)%
Cost of pass-through revenue	335	369	(34)	(9)%
Total cost of revenues	10,373	10,639	(266)	(3)%
Gross profit	8,346	11,295	(2,949)	(26)%
Direct operating expenses	6,473	9,181	(2,708)	(29)%
Direct contribution	$1,873	$2,114	$(241)	(11)%
LiveArea Professional Services revenues for the three months ended March 31, 2019 decreased by $3.2 million as compared with the corresponding period in 2018.  The decrease in revenues are primarily due to reduced technology services project activity, as well as client terminations.
LiveArea Professional Services gross margin decreased to 44.6% from 51.5% in the three months ended March 31, 2019, as compared to the corresponding period of the prior year.  The decrease in gross margin is primarily attributable to higher than expected costs incurred on certain client projects.

Direct operating expenses decreased by $2.7 million for the three months ended March 31, 2019, compared to the corresponding period in 2018. The decrease was primarily due to lower personnel related costs attributable to our cost reduction efforts in response to lower revenues.
Corporate (in thousands, except percentages)

	Three Months Ended March 31,
	2019	2018	Change	Change %
Unallocated corporate expenses	$4,843	$5,747	$(904)	(16)%
Unallocated corporate expenses decreased by $0.9 million for the three months ended March 31, 2019 compared to the corresponding period in 2018. The decrease was primarily due to a decrease in personnel related costs.
Income Taxes
During the three months ended March 31, 2019, we recorded a tax provision of $0.2 million comprised primarily of $0.1 million related to state income taxes, and $0.1 million associated with the tax amortization of goodwill relation to our 2015 acquisition. A valuation allowance has been provided for the majority of our domestic net deferred tax assets, which are primarily related to our net operating loss carryforwards, and for certain foreign deferred tax assets.
For the three months ended March 31, 2019 and 2018, we have utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings and (ii) our ongoing assessment that the recoverability of our deferred tax assets is not likely in several jurisdictions.
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
Our cash position decreased in the three months ended March 31, 2019 primarily from payments on our outstanding debt obligations.
Cash Flows from Operating Activities
During the three months ended March 31, 2019, net cash provided from operations was $6.4 million, compared to $6.0 million in the same period of the prior year. Cash flow benefits from operating activities for both periods are primarily due to changes in working capital for the three months ended March 31, 2019 and 2018.
Cash Flows from Investing Activities

Cash used in investing activities included capital expenditures of $0.9 million during both the three months ended March 31, 2019 and 2018, exclusive of property and equipment acquired under debt and capital lease financing, which consisted primarily of capitalized software costs and equipment purchases.
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
Cash Flows from Financing Activities
During the three months ended March 31, 2019 and 2018, cash used in financing activities was $5.9 million and $7.8 million, respectively, which are primarily due to reductions in on our debt and capital lease obligations.

Working Capital
During the three months ended March 31, 2019, our working capital decreased to $10.4 million as of March 31, 2019 compared to $22.9 million at December 31, 2018.  This decrease was primarily related to our adoption of ASC 842 and the inclusion of approximately $7.8 million in operating lease liabilities that were not included in the prior year, as well as the reduction of our debt from cash provided by operations.
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
Our term and revolving loan facilities described below contain both financial and non-financial covenants. To the extent we fail to comply with our debt covenants, including the financial covenant requirements, and we are not able to obtain a waiver, the lenders would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral. An acceleration of the repayment of our credit facility obligations may have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all such obligations. As of March 31, 2019, we were in compliance with all debt covenants. Further, non-renewal of any of our credit facilities may have a material adverse impact on our business and financial condition.
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
As of March 31, 2019 and December 31, 2018, the weighted average interest rate on the revolving loan facility was 4.43% and 4.57%, respectively. The Amended Facility is secured by a lien on substantially all of the operating assets of the US entities and a pledge of 65% of the shares of certain of our foreign subsidiaries. The Amended Facility contains cross default provisions, various restrictions upon the Company’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum consolidated fixed charge ratio and a maximum consolidated leverage ratio.

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
ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). As of March 31, 2019, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
Other than the implementation of new controls related to the adoption of the new leasing standard, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2019.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None.
ITEM 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission.
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
Date: May 10, 2019

PFSweb, Inc.

By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer
Chief Accounting Officer
Executive Vice President