Form 10-Q
period 2019-06-30
PFSWEB INC
filed 2019-08-09
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒
As of August 5, 2019, there were 19,432,410 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

PFSWEB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	(Unaudited) June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,812	$15,419
Restricted cash	207	207
Accounts receivable, net of allowance for doubtful accounts of $1,282 and $585 at June 30, 2019 and December 31, 2018, respectively	52,916	72,415
Inventories, net of reserves of $295 and $298 at June 30, 2019 and December 31, 2018, respectively	6,536	6,090
Other receivables	3,531	4,014
Prepaid expenses and other current assets	6,355	6,943
Total current assets	81,357	105,088
PROPERTY AND EQUIPMENT:
Cost	100,240	97,744
Less: accumulated depreciation	(80,522)	(76,248)
	19,718	21,496
OPERATING LEASE RIGHT-OF-USE ASSETS	38,269	—
IDENTIFIABLE INTANGIBLES, net	1,469	1,803
GOODWILL	45,167	45,185
OTHER ASSETS	3,684	3,501
Total assets	$189,664	$177,073
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$35,009	$47,580
Accrued expenses	19,946	24,623
Current portion of operating lease liabilities	8,164	—
Current portion of long-term debt and finance lease obligations	2,824	2,610
Deferred revenues	5,843	7,328
Total current liabilities	71,786	82,141
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS, less current portion	31,831	39,348
DEFERRED REVENUES, less current portion	1,648	1,927
DEFERRED RENT	—	4,625
OPERATING LEASE LIABILITIES	35,921	—
OTHER LIABILITIES	2,869	2,449
Total liabilities	144,055	130,490

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 19,465,877 and 19,294,296 issued at June 30, 2019 and December 31, 2018, respectively; and 19,432,410 and 19,260,829 outstanding at June 30, 2019 and December 31, 2018, respectively	19	19
Additional paid-in capital	156,494	155,455
Accumulated deficit	(109,912)	(107,773)
Accumulated other comprehensive income (loss)	(867)	(993)
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	45,609	46,583
Total liabilities and shareholders’ equity	$189,664	$177,073
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUES:
Service fee revenue	$50,331	$53,141	$101,769	$109,628
Product revenue, net	6,138	8,847	13,638	18,612
Pass-through revenue	12,041	15,063	25,253	27,232
Total revenues	68,510	77,051	140,660	155,472
COSTS OF REVENUES:
Cost of service fee revenue	32,809	33,294	66,767	68,902
Cost of product revenue	5,791	8,403	12,868	17,719
Cost of pass-through revenue	12,041	15,063	25,253	27,232
Total costs of revenues	50,641	56,760	104,888	113,853
Gross profit	17,869	20,291	35,772	41,619
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	18,096	19,756	36,443	40,415
Income (loss) from operations	(227)	535	(671)	1,204
INTEREST EXPENSE, net	448	585	959	1,190
Income (loss) before income taxes	(675)	(50)	(1,630)	14
INCOME TAX EXPENSE, net	300	576	509	1,389
NET LOSS	$(975)	$(626)	$(2,139)	$(1,375)

NET LOSS PER SHARE:
Basic	$(0.05)	$(0.03)	$(0.11)	$(0.07)
Diluted	$(0.05)	$(0.03)	$(0.11)	$(0.07)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	19,444	19,174	19,465	19,160
Diluted	19,444	19,174	19,465	19,160
COMPREHENSIVE LOSS:
Net loss	$(975)	$(626)	$(2,139)	$(1,375)
Foreign currency translation adjustment	95	(1,239)	126	(782)
TOTAL COMPREHENSIVE LOSS	$(880)	$(1,865)	$(2,013)	$(2,157)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands, Except Share Data)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity

Balance, December 31, 2018	19,294,296	$19	$155,455	$(107,773)	$(993)	33.467	$(125)	$46,583
Net loss	—	—	—	(1,164)	—	—	—	(1,164)
Stock-based compensation expense	—	—	651	—	—	—	—	651
Exercise of stock options	1,500	—	2	—	—	—	—	2
Foreign currency translation adjustment, net of taxes	—	—	—	—	31	—	—	31
Balance, March 31, 2019	19,295,796	19	156,108	(108,937)	(962)	33,467	(125)	46,103
Net loss	—	—	—	(975)	—	—	—	(975)
Stock-based compensation expense	—	—	678	—	—	—	—	678
Exercise of stock options	8,000	—	12	—	—	—	—	12
Issuance of restricted stock	162,081	—	—	—	—	—	—	—
Tax withholding on restricted stock	—	—	(304)	—	—	—	—	(304)
Foreign currency translation adjustment, net of taxes	—	—	—	—	95	—	—	95
Balance, June 30, 2019	19,465,877	$19	$156,494	$(109,912)	$(867)	33,467	$(125)	$45,609
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (cont.)
(In Thousands, Except Share Data)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity

Balance, December 31, 2017	19,058,685	$19	$150,614	$(109,281)	$70	33.467	$(125)	$41,297
Net loss	—	—	—	(749)	—	—	—	(749)
Impact of the adoption of new accounting pronouncement	—	—	—	276	—	—	—	276
Stock-based compensation expense	—	—	646	—	—	—	—	646
Exercise of stock options	11,930	—	59	—	—	—	—	59
Issuance of restricted stock	83,717	—	—	—	—	—	—	—
Tax withholding on restricted stock	—	—	(287)	—	—	—	—	(287)
Foreign currency translation adjustment, net of taxes	—	—	—	—	457	—	—	457
Balance, March 31, 2018	19,154,332	19	151,032	(109,754)	527	33.467	(125)	41,699
Net loss	—	—	—	(626)	—	—	—	(626)
Impact of the adoption of new accounting pronouncement	—	—	—	4	—	—	—	4
Stock-based compensation expense	—	—	1,360	—	—	—	—	1,360
Exercise of stock options	56,768	—	291	—	—	—	—	291
Shares issued related to acquisitions	76,998	—	822	—	—	—	—	822
Issuance of restricted stock	3,461	—	—	—	—	—	—	—
Tax withholding on restricted stock	—	—	(76)	—	—	—	—	(76)
Foreign currency translation adjustment, net of taxes	—	—	—	—	(1,239)	—	—	(1,239)
Balance, June 30, 2018	19,291,559	$19	$153,429	$(110,376)	$(712)	33,467	$(125)	$42,235
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,139)	$(1,375)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,267	5,957
Amortization of debt issuance costs	39	71
Provision for doubtful accounts	716	22
Provision for excess and obsolete inventory	(3)	108
Loss on disposal of fixed assets	129	42
Deferred income taxes	338	8
Stock-based compensation expense	1,329	2,006
Changes in operating assets and liabilities:
Accounts receivable	18,644	18,326
Inventories	(444)	(459)
Prepaid expenses, other receivables and other assets	4,665	1,193
Trade accounts payable, deferred revenues, accrued expenses and other liabilities	(23,653)	(23,187)
Net cash provided by operating activities	4,888	2,712

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,927)	(1,941)
Proceeds from sale of property and equipment	—	59
Net cash used in investing activities	(1,927)	(1,882)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	14	350
Taxes paid on behalf of employees for withheld shares	(304)	(363)
Payments on performance-based contingent payments	—	(3,268)
Payments on finance lease obligations	(929)	(1,359)
Payments on term loan	—	(1,500)
Payments on revolving loan	(71,640)	(59,183)
Borrowings on revolving loan	64,007	59,949
Payments on other debt	(581)	(494)
Borrowings on other debt	2,776	309
Net cash used in financing activities	(6,657)	(5,559)

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	89	(727)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,607)	(5,456)

Cash and cash equivalents, beginning of period	15,419	19,078
Restricted cash, beginning of period	207	214
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	15,626	19,292

Cash and cash equivalents, end of period	11,812	13,622
Restricted cash, end of period	207	214
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$12,019	$13,836

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$603	$973
Cash paid for interest	$1,008	$1,080
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and finance leases	$398	$1,033
Performance-based contingent payments through stock issuance	$—	$822
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
2. Significant Accounting Policies
For a complete set of our significant accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2018. During the three and six-month periods ended June 30, 2019, there were no significant changes to our significant accounting policies, other than those policies impacted by the new leasing guidance as described below in this Note 2 and Note 9.
Leases
We account for leases in accordance with Accounting Standard Codification (“ASC”) No. 842 ("ASC 842"), Leases. Lease assets and liabilities are recognized at the commencement date of an arrangement where it is determined at inception that a lease exists. Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are initially recognized based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at the lease commencement date to discount payments to the present value. Some of these leases contain rent escalation clauses either fixed or adjusted periodically for inflation or market rates that are factored into our determination of lease payments. We also have variable lease payments that do not depend on a rate or index, primarily for items such as common area maintenance and real estate taxes, which are recorded as variable cost when incurred. The lease asset excludes incentives and initial direct costs incurred. Lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.
Our operating leases are included in operating lease right-of-use assets, current portion of operating lease liabilities and operating lease liabilities on the condensed consolidated balance sheets. Our finance leases are included in property and equipment, long-term debt and finance lease obligations and current portion of long-term debt and finance lease obligations on the condensed consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets. The expense for these short-term leases and operating leases is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components and have elected to combine as a single lease component. In addition, we utilized the portfolio approach to group leases with similar characteristics and did not use hindsight to determine lease term. See Note 9 for additional information.

Impact of Recently Issued Accounting Standards
Pronouncements Recently Adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases ("ASU 2016-02"), which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. In July 2018, the FASB issued additional authoritative guidance providing companies with an optional transition method to use the effective date of ASU 2016-02 as the date of initial application of transition and not restate comparative periods. We adopted the standard on January 1, 2019 using this optional transition method. As such, prior periods have not been recast under the new standard. We elected the package of practical expedients, which allows us to carry forward historical lease classification, the practical expedient to not separate non-lease components from lease components, and the short-term lease accounting policy election as defined in ASU 2016-02. We implemented internal controls and a lease accounting software to enable the preparation of financial information on adoption. The standard had a material impact on our condensed consolidated balance sheets, but did not have an impact on the condensed consolidated statements of operations and comprehensive income (loss) and had no impact on cash provided by or used in operating, investing or financing activities on our condensed consolidated statements of cash flows. The most significant impact was the recognition of right-of-use assets of $40.8 million and operating lease liabilities of $46.5 million for operating leases. The difference between the right-of-use assets and operating lease liabilities was recorded as an adjustment to deferred rent (lease incentives). The adoption of ASU 2016-02 had substantially no impact on our finance leases.
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

3. Revenue from Contracts with Clients and Customers
The following tables present our revenues, excluding sales and usage-based taxes, disaggregated by revenue source (in thousands):

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	PFS Operations	LiveArea Professional Services	Total	PFS Operations	LiveArea Professional Services	Total
Revenues:
Service fee revenue	$31,700	$18,631	$50,331	$64,754	$37,015	$101,769
Product revenue, net	6,138	—	6,138	13,638	—	13,638
Pass-through revenue	11,412	629	12,041	24,289	964	25,253
Total revenues	$49,250	$19,260	$68,510	$102,681	$37,979	$140,660

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	PFS Operations	LiveArea Professional Services	Total	PFS Operations	LiveArea Professional Services	Total
Revenues:
Service fee revenue	$33,193	$19,948	$53,141	$68,115	$41,513	$109,628
Product revenue, net	8,847	—	8,847	18,612	—	18,612
Pass-through revenue	14,575	488	15,063	26,375	857	27,232
Total revenues	$56,615	$20,436	$77,051	$113,102	$42,370	$155,472
The following tables present our revenues, excluding sales and usage-based taxes, disaggregated by timing of revenue recognition (in thousands):

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	PFS Operations	LiveArea Professional Services	Total	PFS Operations	LiveArea Professional Services	Total
Revenues:
Over time	$43,112	$18,282	$61,394	$89,043	$37,001	$126,044
Point-in-time	6,138	978	7,116	13,638	978	14,616
Total revenues	$49,250	$19,260	$68,510	$102,681	$37,979	$140,660

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	PFS Operations	LiveArea Professional Services	Total	PFS Operations	LiveArea Professional Services	Total
Revenues:
Over time	$47,768	$20,436	$68,204	$94,490	$42,220	$136,710
Point-in-time	8,847	—	8,847	18,612	150	18,762
Total revenues	$56,615	$20,436	$77,051	$113,102	$42,370	$155,472

The following tables present our revenues, excluding sales and usage-based taxes, disaggregated by region (in thousands):

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	PFS Operations	LiveArea Professional Services	Total	PFS Operations	LiveArea Professional Services	Total
Revenues by region:
North America	$41,297	$16,825	$58,122	$84,900	$33,543	$118,443
Europe	7,953	2,435	10,388	17,781	4,436	22,217
Total revenues	$49,250	$19,260	$68,510	$102,681	$37,979	$140,660

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	PFS Operations	LiveArea Professional Services	Total	PFS Operations	LiveArea Professional Services	Total
Revenues by region:
North America	$46,073	$18,036	$64,109	$90,690	$37,202	$127,892
Europe	10,542	2,400	12,942	22,412	5,168	27,580
Total revenues	$56,615	$20,436	$77,051	$113,102	$42,370	$155,472
Contract Assets and Contract Liabilities
Changes in costs to fulfill contract assets during the period decreased $0.7 million from December 31, 2018 to June 30, 2019, primarily due to an increase of approximately $2.6 million from new projects, offset by approximately $3.3 million of amortization and recognition of costs in the six months ended June 30, 2019. Costs to fulfill contract assets relate to deferred costs, which are included within other current assets and or other assets, and software development costs, which are included within property and equipment, in our condensed consolidated balance sheets.
Changes in contract liabilities during the period decreased $1.2 million from December 31, 2018 to June 30, 2019, primarily due to an increase of approximately $4.4 million from new projects, offset by approximately $5.6 million of amortization and recognition of revenue in the six months ended June 30, 2019.  Contract losses recognized for the six months ended June 30, 2019 were not material. Accrued contract liabilities below are included within accrued expenses in our condensed consolidated balance sheets.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits (contract liabilities) on the condensed consolidated balance sheets. Changes in the contract asset and liability balances during the six months ended June 30, 2019 were not materially impacted by any other factors.
Contract balances consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Contract Assets
Trade accounts receivable, net	$52,562	$72,180
Unbilled accounts receivable	354	235
Costs to fulfill	4,480	5,214
Total contract assets	$57,396	$77,629
Contract Liabilities
Accrued contract liabilities	$1,094	$535
Deferred revenue	7,491	9,255
Total contract liabilities	$8,585	$9,790

Remaining performance obligations represent the transaction price of firm orders for which work has not yet been performed. This amount does not include 1) contracts that are less than one year in duration, 2) contracts for which we recognize revenue based on the right to invoice for services performed, or 3) variable consideration allocated entirely to a wholly unsatisfied performance obligation. Much of our revenue qualifies for one of these exemptions. As of June 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or more was $19.3 million. We expect to recognize revenue on approximately 62% of the remaining performance obligations in 2019, 29% in 2020, and the remaining recognized thereafter.
4. Inventory Financing
Supplies Distributors has a short-term credit facility with IBM Credit LLC and its assignees (“IBM Credit Facility”) to finance its purchase and distribution of Ricoh products in the United States, providing financing for eligible Ricoh inventory and certain receivables up to $11.0 million, as per amended agreement. The agreement has no stated maturity date and provides either party the ability to exit the facility following a 90-day notice.
Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, we have classified the outstanding amounts under this facility, which were $6.4 million and $4.7 million as of June 30, 2019 and December 31, 2018, respectively, as trade accounts payable in the condensed consolidated balance sheets. As of June 30, 2019, Supplies Distributors had $0.9 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. The credit facility also contains financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and is secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $1.0 million, as per amended agreement. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5%, which resulted in a weighted average interest rate of 6.00% and 5.75% as of June 30, 2019 and December 31, 2018, respectively. The facility also includes a monthly service fee. As of June 30, 2019, the Company was in compliance with all financial covenants.
5. Debt and Finance Lease Obligations
Outstanding debt and finance lease obligations consist of the following (in thousands):

	June 30, 2019	December 31, 2018
U.S. Credit Agreement
Revolver	$27,867	$35,500
Equipment loan	4,244	3,263
Debt issuance costs	(343)	(382)
Finance Leases	2,474	3,495
Other	413	82
Total	34,655	41,958
Less current portion of long-term debt	2,824	2,610
Long-term debt, less current portion	$31,831	$39,348
U.S. Credit Agreement
On November 1, 2018, we entered into Amendment No. 1 to our Credit Agreement with Regions Bank (the “Amended Facility”). The Amended Facility provides for an increase in availability of our revolving loans to $60.0 million, with the ability for a further increase of $20.0 million to $80.0 million and the elimination of the term loan. Amounts outstanding under the term loan were reconstituted as revolving loans. The Amended Facility also extends the maturity date to November 1, 2023. The Amended Facility also provides for additional $10.0 million in equipment financing.
As of June 30, 2019, we had $32.1 million of available credit under the revolving loan facility. As of June 30, 2019 and December 31, 2018, the weighted average interest rate on the revolving loan facility was 4.46% and 4.57%, respectively.
As of June 30, 2019, we had $8.5 million of available credit in equipment financing.
As of June 30, 2019, we were in compliance with all debt covenants.

6. Earnings (Loss) Per Share
Basic net loss per common share was computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. In periods when we recognize a net loss, we exclude the impact of outstanding common stock equivalents from the diluted loss per share calculation as their inclusion would have an antidilutive effect. As of June 30, 2019 and June 30, 2018, we had outstanding common stock equivalents of approximately 2.6 million and 2.1 million, respectively, that have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive.
7. Segment Information
Our segments are comprised of strategic businesses that are defined by the service offerings they provide and consist of PFS Operations (which provides client services in relation to the customer physical experience, such as order management (OMS), order fulfillment, customer care and financial services) and LiveArea Professional Services (which provides client services in relation to the digital experience of shopping online, such as strategic commerce consulting, strategy, design and digital marketing services and technology services). Each segment is led by a separate Business Unit Executive who reports directly to our Chief Executive Officer.
During the three and six months ended June 30, 2019, we changed the composition of the business unit direct contribution to include certain shared service costs. Prior period amounts have been reclassified to include those allocated expenses.
The following table presents information concerning operations by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
PFS Operations	$49,250	$56,615	$102,681	$113,102
LiveArea Professional Services	19,260	20,436	37,979	42,370
Total revenues	$68,510	$77,051	$140,660	$155,472
Business unit direct contribution:
PFS Operations	$2,129	$3,933	$4,654	$8,234
LiveArea Professional Services	2,301	1,886	4,174	4,001
Total business unit direct contribution	4,430	5,819	8,828	12,235
Unallocated corporate expenses	(4,657)	(5,284)	(9,499)	(11,031)
Income (loss) from operations	$(227)	$535	$(671)	$1,204
8. Commitments and Contingencies
We received municipal tax abatements in certain locations. In prior years, we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to our tax abatement. We disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against us and the timing of the related payments has not been finalized. As of June 30, 2019, we believe we have adequately accrued for the expected assessment.
9. Leases
The Company adopted ASU 2016-02, as of January 1, 2019, using the modified retrospective approach. Prior year financial statements were not recast under the new standard and, therefore, those amounts are not presented below.
All of our office and warehouse facilities are leased under operating leases. We also lease vehicles primarily as operating leases. Most of our equipment leases are leased under finance leases. Lease costs are included within cost of service fee revenue, selling, general and administrative expenses and interest expense, net in our condensed consolidated statements of operations and comprehensive income (loss).

Total lease costs consist of the following (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease costs:
Finance lease costs:
Amortization of right-of-use assets	$448	$960
Interest on lease liabilities	41	91
Operating lease costs	2,276	4,607
Variable lease costs	558	1,347
Short-term lease costs	495	921
Sublease income	—	—
Total lease costs	$3,818	$7,926
We had $2.1 million of finance lease assets that are reported in property and equipment, net as of June 30, 2019. As of June 30, 2019, our weighted-average remaining lease term relating to our operating leases is 6.2 years, with a weighted-average discount of 4.98%. As of June 30, 2019, our weighted-average remaining lease term relating to our finance leases is 2.4 years, with a weighted-average discount of 6.01%. Our leases have remaining lease terms of up to 9.6 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year.
Maturities of lease liabilities are as follows (in thousands):

	June 30, 2019
	Operating Leases	Finance Leases

2019	$4,866	$747
2020	9,800	1,124
2021	9,050	714
2022	8,240	54
2023	6,620	—
Thereafter	12,660	—
Total lease payments	51,235	2,639
Less interest	(7,150)	(165)
Total lease obligations	$44,085	$2,474
Supplemental consolidated cash flow information related to leases is as follows (in thousands):

Six Months Ended June 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,494
Operating cash flows from finance leases	$91
Financing cash flows from finance leases	$929
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,389

Total rental expense under operating leases approximated $11.1 million for the year ended December 31, 2018. Future minimum obligations under leases in effect as of December 31, 2018 having a non-cancelable term in excess of one year as determined prior to the adoption of ASU 2016-02 are as follows (in thousands):

	December 31, 2018
	Operating Leases	Finance Leases

2019	$9,659	$1,811
2020	10,028	1,169
2021	9,222	725
2022	8,407	55
2023	6,828	—
Thereafter	12,840	—
Future minimum lease obligations	$56,980	3,760
Less interest		(265)
Present value of net minimum lease obligations		$3,495

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
Overview
We are a global commerce solutions company. We manage the entire customer shopping experience for major branded manufacturers and retailers through two business segments, LiveArea Professional Services and PFS Operations. The LiveArea Professional Services segment provides services to support and improve the digital experience of shopping online, such as strategic commerce consulting, strategy, design and digital marketing services and technology services. The PFS Operations segment provides services to support and improve the physical experience, such as order management, order fulfillment, customer care and payment services. We offer our services on an a la carte basis or as a complete end-to-end solution.
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
Currently, we are targeting growth within our Retail model to be through relationships with clients under which we can record service fee revenue in our condensed consolidated statement of operations. These relationships are often driven by the sales and marketing efforts of the manufacturers and third-party sales partners. In addition, as a result of certain operational restructuring of its business, our primary client relationship operating in the Retail model, Ricoh, has implemented, and will continue to implement, certain changes in the sale and distribution of Ricoh products. The changes have resulted, and are expected to continue to result, in reduced product revenues and profitability under our Retail model.
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
Monitoring and controlling our available cash balances and our expenses continues to be a primary focus. Our cash and liquidity positions are important components of financing current operations and our targeted growth.

Operating Results
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended June 30,			% of Total Revenues			Six Months Ended June 30,			% of Total Revenues
	2019	2018	Change	2019		2018	2019	2018	Change	2019		2018
Revenues
Service fee revenue	$50,331	$53,141	$(2,810)	73.5%		69.0%	$101,769	$109,628	$(7,859)	72.4%		70.5%
Product revenue, net	6,138	8,847	(2,709)	9.0%		11.5%	13,638	18,612	(4,974)	9.7%		12.0%
Pass-through revenue	12,041	15,063	(3,022)	17.6%		19.5%	25,253	27,232	(1,979)	18.0%		17.5%
Total revenues	68,510	77,051	(8,541)	100.0%		100.0%	140,660	155,472	(14,812)	100.0%		100.0%
Costs of Revenues
Cost of service fee revenue	32,809	33,294	(485)	65.2%	(1)	62.7%	66,767	68,902	(2,135)	65.6%	(1)	62.9%
Cost of product revenue	5,791	8,403	(2,612)	94.3%	(2)	95.0%	12,868	17,719	(4,851)	94.4%	(2)	95.2%
Cost of pass-through revenue	12,041	15,063	(3,022)	100.0%	(3)	100.0%	25,253	27,232	(1,979)	100.0%	(3)	100.0%
Total costs of revenues	50,641	56,760	(6,119)	73.9%		73.7%	104,888	113,853	(8,965)	74.6%		73.2%
Service fee gross profit	17,522	19,847	(2,325)	34.8%	(1)	37.3%	35,002	40,726	(5,724)	34.4%	(1)	37.1%
Product revenue gross profit	347	444	(97)	5.7%	(2)	5.0%	770	893	(123)	5.6%	(2)	4.8%
Total gross profit	17,869	20,291	(2,422)	26.1%		26.3%	35,772	41,619	(5,847)	25.4%		26.8%
Selling, General and Administrative expenses	18,096	19,756	(1,660)	26.4%		25.6%	36,443	40,415	(3,972)	25.9%		26.0%
Income (loss) from operations	(227)	535	(762)	(0.3)%		0.7%	(671)	1,204	(1,875)	(0.5)%		0.8%
Interest expense, net	448	585	(137)	0.7%		0.8%	959	1,190	(231)	0.7%		0.8%
Income (loss) before income taxes	(675)	(50)	(625)	(1.0)%		(0.1)%	(1,630)	14	(1,644)	(1.2)%		—%
Income tax expense, net	300	576	(276)	0.4%		0.7%	509	1,389	(880)	0.4%		0.9%
Net loss	$(975)	$(626)	$(349)	(1.4)%		(0.8)%	$(2,139)	$(1,375)	$(764)	(1.5)%		(0.9)%
(1)    Represents the percent of Service fee revenue.
(2)    Represents the percent of Product revenue, net.
(3)    Represents the percent of Pass-through revenue.
Segment Operating Data
PFS Operations (in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change	Change %	2019	2018	Change	Change %
Revenues
Service fee revenue	$31,700	$33,193	$(1,493)	(4)%	$64,754	$68,115	$(3,361)	(5)%
Product revenue, net	6,138	8,847	(2,709)	(31)%	13,638	18,612	(4,974)	(27)%
Pass-through revenue	11,412	14,575	(3,163)	(22)%	24,289	26,375	(2,086)	(8)%
Total revenues	49,250	56,615	(7,365)	(13)%	102,681	113,102	(10,421)	(9)%
Costs of Revenues
Cost of service fee revenue	22,755	22,963	(208)	(1)%	46,675	48,302	(1,627)	(3)%
Cost of product revenue	5,791	8,403	(2,612)	(31)%	12,868	17,719	(4,851)	(27)%
Cost of pass-through revenue	11,412	14,575	(3,163)	(22)%	24,289	26,375	(2,086)	(8)%
Total costs of revenues	39,958	45,941	(5,983)	(13)%	83,832	92,396	(8,564)	(9)%
Gross Profit	9,292	10,674	(1,382)	(13)%	18,849	20,706	(1,857)	(9)%
Direct operating expenses	7,163	6,741	422	6%	14,195	12,472	1,723	14%
Direct contribution	$2,129	$3,933	$(1,804)	(46)%	$4,654	$8,234	$(3,580)	(43)%

PFS Operations total revenues for the three months ended June 30, 2019 decreased by $7.4 million compared with the corresponding period in 2018. Service fee revenue decreased $1.5 million primarily due to reduced revenue applicable to a client bankruptcy, which accounted for $2.3 million of the decrease, partially offset by growth from existing clients. Product revenue, net, decreased by $2.7 million due to the revenue stream being primarily dependent on one client, which restructured its operations and discontinued certain product lines which has resulted, and is expected to continue to result, in reduced product revenue activity.
PFS Operations total revenues for the six months ended June 30, 2019 decreased by $10.4 million compared with the corresponding period in 2018. Service fee revenue decreased $3.4 million primarily due to reduced revenue applicable to a client bankruptcy, which accounted for $3.6 million of the decrease, partially offset by growth from existing clients. Product revenue, net, decreased by $5.0 million due to the revenue stream being primarily dependent on one client, which restructured its operations and discontinued certain product lines which has resulted, and is expected to continue to result, in reduced product revenue activity.
Pass-through revenue decreased by $3.2 million and $2.1 million during the three and six months ended June 30, 2019, respectively, compared to the corresponding periods in 2018 primarily due to client attrition and the client bankruptcy.
PFS Operations gross margin remained constant at 18.9% for the three months ended June 30, 2019 as compared to the same period of the prior year.
PFS Operations gross margin increased slightly to 18.4% for the six months ended June 30, 2019 as compared to 18.3% in the same period of the prior year.
Direct operating expenses increased by $0.4 million and $1.7 million for the three and six months ended June 30, 2019, respectively, compared to the corresponding periods in 2018. The increase was primarily due to increased sales and marketing costs and facility costs, as well as a higher provision for doubtful accounts due to a client bankruptcy, partially offset by certain personnel related and other cost reductions.
LiveArea Professional Services (in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change	Change %	2019	2018	Change	Change %
Revenues
Service fee revenue	$18,631	$19,948	$(1,317)	(7)%	$37,015	$41,513	$(4,498)	(11)%
Pass-through revenue	629	488	141	29%	964	857	107	12%
Total revenues	19,260	20,436	(1,176)	(6)%	37,979	42,370	(4,391)	(10)%
Costs of revenues
Cost of service fee revenue	10,054	10,331	(277)	(3)%	20,092	20,600	(508)	(2)%
Cost of pass-through revenue	629	488	141	29%	964	857	107	12%
Total costs of revenues	10,683	10,819	(136)	(1)%	21,056	21,457	(401)	(2)%
Gross profit	8,577	9,617	(1,040)	(11)%	16,923	20,913	(3,990)	(19)%
Direct operating expenses	6,276	7,731	(1,455)	(19)%	12,749	16,912	(4,163)	(25)%
Direct contribution	$2,301	$1,886	$415	22%	$4,174	$4,001	$173	4%
LiveArea Professional Services revenues for the three and six months ended June 30, 2019 decreased by $1.2 million and $4.4 million, respectively, compared to the corresponding periods in 2018.  The decrease in revenues are primarily due to reduced technology services project activity, as well as client terminations. We expect this trend of lower period over period sales to continue for the remainder of 2019 as we work to rebuild the sales pipeline.
LiveArea Professional Services gross margin decreased to 44.5% from 47.1% in the three months ended June 30, 2019 and decreased to 44.6% from 49.4% in the six months ended June 30, 2019, compared to the corresponding periods of the prior year.  The decrease in gross margin is primarily attributable to increased labor costs, including higher than expected costs incurred on certain client projects. The LiveArea Professional Services revenue and gross margin in the three and six months ended June 30, 2019, were partially impacted by increased monies earned on direct and indirect technology related product sales.
Direct operating expenses decreased by $1.5 million and $4.2 million for the three and six months ended June 30, 2019, respectively, compared to the corresponding periods in 2018. The decrease was primarily attributable to our cost reduction efforts in response to lower revenues with a reduction in non-billable personnel related costs as well as a reduction in amortization of intangible assets.

Corporate (in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change	Change %	2019	2018	Change	Change %
Unallocated corporate expenses	$4,657	$5,284	$(627)	(12)%	$9,499	$11,031	$(1,532)	(14)%
Unallocated corporate expenses decreased by $0.6 million and $1.5 million for the three and six months ended June 30, 2019, respectively, compared to the corresponding periods in 2018. The decrease was primarily due to a decrease in personnel and tax related costs.
Income Taxes
During the three months ended June 30, 2019, we recorded a tax provision of $0.3 million comprised primarily of $0.1 million related to the majority of our international operations, $0.1 million related to state income taxes, and $0.1 million associated with the tax amortization of goodwill relation to our 2015 acquisition. A valuation allowance has been provided for the majority of our domestic net deferred tax assets, which are primarily related to our net operating loss carryforwards, and for certain foreign deferred tax assets.
During the six months ended June 30, 2019, we recorded a tax provision of $0.5 million comprised primarily of $0.1 million related to the majority of our international operations, $0.1 million related to state income taxes, and $0.3 million associated with the tax amortization of goodwill relation to our 2015 acquisition. A valuation allowance has been provided for the majority of our domestic net deferred tax assets, which are primarily related to our net operating loss carryforwards, and for certain foreign deferred tax assets.
For the three and six months ended June 30, 2019 and 2018, we have utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings and (ii) our ongoing assessment that the recoverability of our deferred tax assets is not likely in several jurisdictions.
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
Our cash position decreased in the six months ended June 30, 2019 primarily from payments on our outstanding debt obligations.
Cash Flows from Operating Activities
During the six months ended June 30, 2019, net cash provided by operations was $4.9 million, compared to $2.7 million in the same period of the prior year, which consisted primarily of cash income from operations before net working capital changes. Cash flow benefits from operating activities for both periods are partially offset by changes in operating assets and liabilities related to business seasonality..
Cash Flows from Investing Activities
Cash used in investing activities included capital expenditures of $1.9 million during both the six months ended June 30, 2019 and 2018, exclusive of property and equipment acquired under debt and finance lease financing, which consisted primarily of capitalized software costs and equipment purchases.
Capital expenditures have historically consisted of additions to upgrade our management information systems, development of customized technology solutions to support and integrate with our service fee clients and general expansion and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures to support new contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate our total investment in upgrades and additions to facilities and information technology solutions and services for the upcoming twelve months, including costs to implement new clients, will be approximately $7.0 million to $10.0 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. To maintain our current operating cash position, a portion of these expenditures may be financed through client reimbursements, debt, operating or finance leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event that we do not obtain the financing results necessary to support such investments.

Cash Flows from Financing Activities
During the six months ended June 30, 2019 and 2018, cash used in financing activities was $6.7 million and $5.6 million, respectively, which are primarily due to reductions in on our debt and finance lease obligations.
Working Capital
During the six months ended June 30, 2019, our working capital decreased to $9.6 million as of June 30, 2019 compared to $22.9 million at December 31, 2018.  This decrease was primarily related to our adoption of ASC 842 and the inclusion of approximately $8.2 million in operating lease liabilities that were not included in the prior year, as well as the reduction of our debt from cash provided by operations.
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
Our term and revolving loan facilities described below contain both financial and non-financial covenants. To the extent we fail to comply with our debt covenants, including the financial covenant requirements, and we are not able to obtain a waiver, the lenders would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral. An acceleration of the repayment of our credit facility obligations may have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all such obligations. As of June 30, 2019, we were in compliance with all debt covenants. Further, non-renewal of any of our credit facilities may have a material adverse impact on our business and financial condition.
Inventory Financing
To finance its distribution of Ricoh products in the U.S., Supplies Distributors has a short-term credit facility with IBM Credit LLC and its assignees (“IBM Credit”) that provides financing for eligible inventory and certain receivables for up to $11.0 million. We have provided a collateralized guarantee to secure the repayment of this credit facility. The IBM Credit facility does not have a stated maturity and both parties have the ability to exit the facility following a 90-day notice.
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
On November 1, 2018, we entered into Amendment No. 1 to our credit agreement with Regions Bank (the “Amended Facility”). The Amended Facility provides for an increase in availability of our revolving loans to $60.0 million, with the ability for a further increase of $20.0 million to $80.0 million, and the elimination of the term loan. Amounts outstanding under the term loan were reconstituted as revolving loans. The Amended Facility also extends the maturity date to November 1, 2023.
In accordance with ASC 470, Debt (“ASC 470”), we recorded a $0.1 million loss on early extinguishment of debt in 2018 related to the Amended Facility.

As of June 30, 2019 and December 31, 2018, the weighted average interest rate on the revolving loan facility was 4.46% and 4.57%, respectively. The Amended Facility is secured by a lien on substantially all of the operating assets of the US entities and a pledge of 65% of the shares of certain of our foreign subsidiaries. The Amended Facility contains cross default provisions, various restrictions upon the Company’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum consolidated fixed charge ratio and a maximum consolidated leverage ratio.
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
Other than our finance and operating lease commitments, we do not have any other material financial commitments, although future client contracts may require capital expenditures and lease commitments to support the services provided to such clients.
ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
Not applicable.
ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). As of June 30, 2019, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the three months ended June 30, 2019, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.83 (11)
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
Date: August 9, 2019

PFSweb, Inc.

By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer
Chief Accounting Officer
Executive Vice President