Form 10-Q
period 2019-09-30
PFSWEB INC
filed 2019-11-12
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
(Former name, former address and former fiscal year, if changed since last report)
__________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	PFSW	NASDAQ Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒
As of November 7, 2019, there were 19,432,410 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

PFSWEB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	(Unaudited) September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,511	$15,419
Restricted cash	207	207
Accounts receivable, net of allowance for doubtful accounts of $917 and $585 at September 30, 2019 and December 31, 2018, respectively	50,613	72,415
Inventories, net of reserves of $291 and $298 at September 30, 2019 and December 31, 2018, respectively	4,061	6,090
Other receivables	3,018	4,014
Prepaid expenses and other current assets	5,678	6,943
Total current assets	77,088	105,088
PROPERTY AND EQUIPMENT:
Cost	101,742	97,744
Less: accumulated depreciation	(82,276)	(76,248)
	19,466	21,496
OPERATING LEASE RIGHT-OF-USE ASSETS	36,340	—
IDENTIFIABLE INTANGIBLES, net	1,301	1,803
GOODWILL	44,936	45,185
OTHER ASSETS	3,829	3,501
Total assets	$182,960	$177,073
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$32,992	$47,580
Accrued expenses	18,004	24,623
Current portion of operating lease liabilities	8,457	—
Current portion of long-term debt and finance lease obligations	3,002	2,610
Deferred revenues	4,287	7,328
Total current liabilities	66,742	82,141
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS, less current portion	33,811	39,348
DEFERRED REVENUES, less current portion	1,532	1,927
DEFERRED RENT	—	4,625
OPERATING LEASE LIABILITIES	33,581	—
OTHER LIABILITIES	2,929	2,449
Total liabilities	138,595	130,490

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 19,465,877 and 19,294,296 issued at September 30, 2019 and December 31, 2018, respectively; and 19,432,410 and 19,260,829 outstanding at September 30, 2019 and December 31, 2018, respectively	19	19
Additional paid-in capital	157,346	155,455
Accumulated deficit	(111,550)	(107,773)
Accumulated other comprehensive loss	(1,325)	(993)
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	44,365	46,583
Total liabilities and shareholders’ equity	$182,960	$177,073
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUES:
Service fee revenue	$49,602	$52,890	$151,371	$162,519
Product revenue, net	6,579	8,469	20,216	27,081
Pass-through revenue	11,810	16,342	37,063	43,573
Total revenues	67,991	77,701	208,650	233,173
COSTS OF REVENUES:
Cost of service fee revenue	32,296	33,576	99,062	102,478
Cost of product revenue	6,250	8,099	19,117	25,819
Cost of pass-through revenue	11,810	16,342	37,063	43,573
Total costs of revenues	50,356	58,017	155,242	171,870
Gross profit	17,635	19,684	53,408	61,303
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	18,886	19,007	55,329	59,423
Income (loss) from operations	(1,251)	677	(1,921)	1,880
INTEREST EXPENSE, net	458	612	1,418	1,802
Income (loss) before income taxes	(1,709)	65	(3,339)	78
INCOME TAX (BENEFIT) EXPENSE, net	(71)	751	438	2,140
NET LOSS	$(1,638)	$(686)	$(3,777)	$(2,062)

NET LOSS PER SHARE:
Basic	$(0.08)	$(0.04)	$(0.19)	$(0.11)
Diluted	$(0.08)	$(0.04)	$(0.19)	$(0.11)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	19,432	19,258	19,454	19,193
Diluted	19,432	19,258	19,454	19,193
COMPREHENSIVE LOSS:
Net loss	$(1,638)	$(686)	$(3,777)	$(2,062)
Foreign currency translation adjustment	(458)	(399)	(332)	(1,181)
TOTAL COMPREHENSIVE LOSS	$(2,096)	$(1,085)	$(4,109)	$(3,243)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands, Except Share Data)

Three Months Ended September 30, 2019

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity

Balance, June 30, 2019	19,465,877	$19	$156,494	$(109,912)	$(867)	33,467	$(125)	$45,609
Net loss	—	—	—	(1,638)	—	—	—	(1,638)
Stock-based compensation expense	—	—	852	—	—	—	—	852
Foreign currency translation adjustment, net of taxes	—	—	—	—	(458)	—	—	(458)
Balance, September 30, 2019	19,465,877	$19	$157,346	$(111,550)	$(1,325)	33,467	$(125)	$44,365

Nine Months Ended September 30, 2019

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity

Balance, December 31, 2018	19,294,296	$19	$155,455	$(107,773)	$(993)	33,467	$(125)	$46,583
Net loss	—	—	—	(3,777)	—	—	—	(3,777)
Stock-based compensation expense	—	—	2,181	—	—	—	—	2,181
Exercise of stock options	9,500	—	14	—	—	—	—	14
Issuance of restricted stock	162,081	—	—	—	—	—	—	—
Tax withholding on restricted stock	—	—	(304)	—	—	—	—	(304)
Foreign currency translation adjustment, net of taxes	—	—	—	—	(332)	—	—	(332)
Balance, September 30, 2019	19,465,877	$19	$157,346	$(111,550)	$(1,325)	33,467	$(125)	$44,365

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (cont.)
(In Thousands, Except Share Data)

Three Months Ended September 30, 2018

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity

Balance, June 30, 2018	19,291,559	$19	$153,429	$(110,377)	$(712)	33,467	$(125)	$42,234
Net loss	—	—	—	(686)	—	—	—	(686)
Stock-based compensation expense	—	—	1,066	—	—	—	—	1,066
Foreign currency translation adjustment, net of taxes	—	—	—	—	(399)	—	—	(399)
Balance, September 30, 2018	19,291,559	$19	$154,495	$(111,063)	$(1,111)	33,467	$(125)	$42,215

Nine Months Ended September 30, 2018

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity

Balance, December 31, 2017	19,058,685	$19	$150,613	$(109,281)	$70	33,467	$(125)	$41,296
Net loss	—	—	—	(2,062)	—	—	—	(2,062)
Impact of the adoption of new accounting pronouncement	—	—	—	280	—	—	—	280
Stock-based compensation expense	—	—	3,073	—	—	—	—	3,073
Exercise of stock options	68,698	—	350	—	—	—	—	350
Shares issued related to acquisitions	76,998	—	822	—	—	—	—	822
Issuance of restricted stock	87,178	—	—	—	—	—	—	—
Tax withholding on restricted stock	—	—	(363)	—	—	—	—	(363)
Foreign currency translation adjustment, net of taxes	—	—	—	—	(1,181)	—	—	(1,181)
Balance, September 30, 2018	19,291,559	$19	$154,495	$(111,063)	$(1,111)	33,467	$(125)	$42,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,777)	$(2,062)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,942	8,697
Amortization of debt issuance costs	59	115
Provision for doubtful accounts	1,016	44
Provision for excess and obsolete inventory	(4)	123
Loss on disposal of fixed assets	129	42
Deferred income taxes	258	119
Stock-based compensation expense	2,181	3,073
Changes in operating assets and liabilities:
Accounts receivable	20,194	18,836
Inventories	2,030	(35)
Prepaid expenses, other receivables and other assets	7,828	3,828
Trade accounts payable, deferred revenues, accrued expenses and other liabilities	(25,814)	(22,286)
Net cash provided by operating activities	12,042	10,494

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,164)	(4,008)
Proceeds from sale of property and equipment	—	59
Net cash used in investing activities	(3,164)	(3,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	14	350
Taxes paid on behalf of employees for withheld shares	(304)	(363)
Payments on performance-based contingent payments	—	(3,268)
Payments on finance lease obligations	(1,330)	(1,969)
Payments on term loan	—	(2,250)
Payments on revolving loan	(107,703)	(87,347)
Borrowings on revolving loan	101,294	86,614
Payments on other debt	(3,522)	(2,332)
Borrowings on other debt	1,105	—
Net cash used in financing activities	(10,446)	(10,565)

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(340)	(800)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,908)	(4,820)

Cash and cash equivalents, beginning of period	15,419	19,078
Restricted cash, beginning of period	207	214
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	15,626	19,292

Cash and cash equivalents, end of period	13,511	14,258
Restricted cash, end of period	207	214
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$13,718	$14,472

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$726	$1,130
Cash paid for interest	$1,451	$1,682
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and finance leases	$2,357	$1,159
Performance-based contingent payments through stock issuance	$—	$822
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of PFSweb, Inc. and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all normal and recurring adjustments necessary to present fairly the unaudited condensed consolidated balance sheets, statements of operations and comprehensive loss, statements of shareholders' equity, and statements of cash flows for the periods indicated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018.   We refer to PFSweb, Inc. and its subsidiaries collectively as “PFSweb,” the “Company,” “us,” “we” and “our” in these condensed consolidated financial statements.
Results of our operations for interim periods may not be indicative of results for the full fiscal year. We reclassify certain prior year amounts, as applicable, to conform to the current year presentation.
2. Significant Accounting Policies
For a complete set of our significant accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2018. During the three and nine-month periods ended September 30, 2019, there were no significant changes to our significant accounting policies, other than those policies impacted by the new leasing guidance as described below in this Note 2 and Note 9.
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

Impact of Recently Issued Accounting Standards
Pronouncements Recently Adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases ("ASU 2016-02"), which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. In July 2018, the FASB issued additional authoritative guidance providing companies with an optional transition method to use the effective date of ASU 2016-02 as the date of initial application of transition and not restate comparative periods. We adopted the standard on January 1, 2019 using this optional transition method. As such, prior periods have not been recast under the new standard. We elected the package of practical expedients, which allows us to carry forward historical lease classification, the practical expedient to not separate non-lease components from lease components, and the short-term lease accounting policy election as defined in ASU 2016-02. We implemented internal controls and a lease accounting software to enable the preparation of financial information on adoption. The standard had a material impact on our condensed consolidated balance sheets, but did not have an impact on the condensed consolidated statements of operations and comprehensive loss and had no impact on cash provided by or used in operating, investing or financing activities on our condensed consolidated statements of cash flows. The most significant impact was the recognition of right-of-use assets of $40.8 million and operating lease liabilities of $46.5 million for operating leases at adoption date. The difference between the right-of-use assets and operating lease liabilities was recorded as an adjustment to deferred rent (lease incentives). The adoption of ASU 2016-02 had substantially no impact on our finance leases.
Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019 for all public entities, excluding smaller reporting companies, and after December 15, 2022 for smaller reporting companies. It requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. We will adopt ASU 2016-13 on January 1, 2023. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our condensed consolidated financial statements.
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
In August 2018, the FASB issued ASU No. 2018-15 "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract; Disclosures for Implementation Costs Incurred for Internal-Use Software and Cloud Computing Arrangements" (“ASU 2018-15”), which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC Subtopic 350-40, in order to determine which costs to capitalize and recognize as an asset. ASU 2018-15 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. We will adopt on January 1, 2020 on a prospective basis. We are currently in the process of evaluating the impact of the adoption of ASU 2018-15 but do not expect the adoption to have a material impact on our condensed consolidated financial statements.

3. Revenue from Contracts with Clients and Customers
The following tables present our revenues, excluding sales and usage-based taxes, disaggregated by revenue source (in thousands):

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	PFS Operations	LiveArea Professional Services	Total	PFS Operations	LiveArea Professional Services	Total
Revenues:
Service fee revenue	$31,176	$18,426	$49,602	$95,930	$55,441	$151,371
Product revenue, net	6,579	—	6,579	20,216	—	20,216
Pass-through revenue	10,760	1,050	11,810	35,049	2,014	37,063
Total revenues	$48,515	$19,476	$67,991	$151,195	$57,455	$208,650

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	PFS Operations	LiveArea Professional Services	Total	PFS Operations	LiveArea Professional Services	Total
Revenues:
Service fee revenue	$32,106	$20,784	$52,890	$100,222	$62,297	$162,519
Product revenue, net	8,469	—	8,469	27,081	—	27,081
Pass-through revenue	15,702	640	16,342	42,076	1,497	43,573
Total revenues	$56,277	$21,424	$77,701	$169,379	$63,794	$233,173
The following tables present our revenues, excluding sales and usage-based taxes, disaggregated by timing of revenue recognition (in thousands):

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	PFS Operations	LiveArea Professional Services	Total	PFS Operations	LiveArea Professional Services	Total
Revenues:
Over time	$41,936	$19,476	$61,412	$130,979	$56,477	$187,456
Point-in-time	6,579	—	6,579	20,216	978	21,194
Total revenues	$48,515	$19,476	$67,991	$151,195	$57,455	$208,650

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	PFS Operations	LiveArea Professional Services	Total	PFS Operations	LiveArea Professional Services	Total
Revenues:
Over time	$47,808	$21,424	$69,232	$142,298	$63,644	$205,942
Point-in-time	8,469	—	8,469	27,081	150	27,231
Total revenues	$56,277	$21,424	$77,701	$169,379	$63,794	$233,173

The following tables present our revenues, excluding sales and usage-based taxes, disaggregated by region (in thousands):

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	PFS Operations	LiveArea Professional Services	Total	PFS Operations	LiveArea Professional Services	Total
Revenues by region:
North America	$41,052	$17,260	$58,312	$125,950	$50,803	$176,753
Europe	7,463	2,216	9,679	25,245	6,652	31,897
Total revenues	$48,515	$19,476	$67,991	$151,195	$57,455	$208,650

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	PFS Operations	LiveArea Professional Services	Total	PFS Operations	LiveArea Professional Services	Total
Revenues by region:
North America	$45,563	$18,743	$64,306	$136,252	$55,945	$192,197
Europe	10,714	2,681	13,395	33,127	7,849	40,976
Total revenues	$56,277	$21,424	$77,701	$169,379	$63,794	$233,173
Contract Assets and Contract Liabilities
Changes in costs to fulfill contract assets during the period decreased $1.5 million from December 31, 2018 to September 30, 2019, primarily due to an increase of approximately $3.4 million from new projects, offset by approximately $4.9 million of amortization and recognition of costs in the nine months ended September 30, 2019. Costs to fulfill contract assets relate to deferred costs, which are included within other current assets and or other assets, and software development costs, which are included within property and equipment, in our condensed consolidated balance sheets.
Changes in contract liabilities during the period decreased $2.8 million from December 31, 2018 to September 30, 2019, primarily due to an increase of approximately $5.3 million from new projects, offset by approximately $8.1 million of amortization and recognition of revenue in the nine months ended September 30, 2019.  Contract losses recognized for the nine months ended September 30, 2019 were not material. Accrued contract liabilities below are included within accrued expenses in our condensed consolidated balance sheets.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits (contract liabilities) on the condensed consolidated balance sheets. Changes in the contract asset and liability balances during the nine months ended September 30, 2019 were not materially impacted by any other factors.
Contract balances consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Contract Assets
Trade accounts receivable, net	$49,647	$72,180
Unbilled accounts receivable	966	235
Costs to fulfill	3,709	5,214
Total contract assets	$54,322	$77,629
Contract Liabilities
Accrued contract liabilities	$1,124	$535
Deferred revenue	5,819	9,255
Total contract liabilities	$6,943	$9,790

Remaining performance obligations represent the transaction price of firm orders for which work has not yet been performed. This amount does not include 1) contracts that are less than one year in duration, 2) contracts for which we recognize revenue based on the right to invoice for services performed, or 3) variable consideration allocated entirely to a wholly unsatisfied performance obligation. Much of our revenue qualifies for one of these exemptions. As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or more was $14.9 million. We expect to recognize revenue on approximately 50% of the remaining performance obligations in 2019, 42% in 2020, and the remaining recognized thereafter.
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
Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, we have classified the outstanding amounts under this facility, which were $2.2 million and $4.7 million as of September 30, 2019 and December 31, 2018, respectively, as trade accounts payable in the condensed consolidated balance sheets. As of September 30, 2019, Supplies Distributors had $2.2 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. The credit facility also contains financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and is secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $1.0 million, as per amended agreement. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5%, which resulted in a weighted average interest rate of 5.75% as of September 30, 2019 and December 31, 2018. The facility also includes a monthly service fee. As of September 30, 2019, the Company was in compliance with all financial covenants.
5. Debt and Finance Lease Obligations
Outstanding debt and finance lease obligations consist of the following (in thousands):

	September 30, 2019	December 31, 2018
U.S. Credit Agreement
Revolver	$29,091	$35,500
Equipment loan	5,217	3,263
Debt issuance costs	(323)	(382)
Finance Leases	2,476	3,495
Other	352	82
Total	36,813	41,958
Less current portion of long-term debt	3,002	2,610
Long-term debt, less current portion	$33,811	$39,348
U.S. Credit Agreement
On November 1, 2018, we entered into Amendment No. 1 to our Credit Agreement with Regions Bank (the “Amended Facility”). The Amended Facility provided for an increase in availability of our revolving loans to $60.0 million, with the ability for a further increase of $20.0 million to $80.0 million, and the elimination of the term loan. Amounts outstanding under the term loan were reconstituted as revolving loans. The Amended Facility also extends the maturity date to November 1, 2023 and provides for additional $10.0 million in equipment financing.
As of September 30, 2019, we had $21.6 million of available credit under the revolving loan facility. As of September 30, 2019 and December 31, 2018, the weighted average interest rate on the revolving loan facility was 4.40% and 4.57%, respectively.
As of September 30, 2019, we had $7.2 million of available credit in equipment financing.
As of September 30, 2019, we were in compliance with all debt covenants.

6. Earnings (Loss) Per Share
Basic net loss per common share was computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. In periods when we recognize a net loss, we exclude the impact of outstanding common stock equivalents from the diluted loss per share calculation as their inclusion would have an antidilutive effect. As of September 30, 2019 and September 30, 2018, we had outstanding common stock equivalents of approximately 2.5 million and 2.0 million, respectively, that have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive.
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
During the three and nine months ended September 30, 2019, we changed the composition of the business unit direct contribution to include certain shared service costs. Prior period amounts have been reclassified to include those allocated expenses.
The following table presents information concerning operations by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
PFS Operations	$48,515	$56,277	$151,195	$169,379
LiveArea Professional Services	19,476	21,424	57,455	63,794
Total revenues	$67,991	$77,701	$208,650	$233,173
Business unit direct contribution:
PFS Operations	$1,702	$3,388	$6,357	$11,625
LiveArea Professional Services	2,594	3,470	6,768	7,467
Total business unit direct contribution	4,296	6,858	13,125	19,092
Unallocated corporate expenses	(5,547)	(6,181)	(15,046)	(17,212)
Income (loss) from operations	$(1,251)	$677	$(1,921)	$1,880
8. Commitments and Contingencies
We received municipal tax abatements in certain locations. In prior years, we received notice from a municipality that we did not satisfy certain criteria necessary to maintain the abatements and that the municipal authority planned to make an adjustment to our tax abatement. We disputed the adjustment and such dispute has been settled with the municipality. However, the amount of additional property taxes to be assessed against us and the timing of the related payments has not been finalized. As of September 30, 2019, we believe we have adequately accrued for the expected assessment.
9. Leases
The Company adopted ASU 2016-02, as of January 1, 2019, using the modified retrospective approach. Prior year financial statements were not recast under the new standard and, therefore, those amounts are not presented below.
All of our office and warehouse facilities are leased under operating leases. We also lease vehicles primarily as operating leases. Most of our equipment leases are leased under finance leases. Lease costs are included within cost of service fee revenue, selling, general and administrative expenses and interest expense, net in our condensed consolidated statements of operations and comprehensive loss.

Total lease costs consist of the following (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease costs:
Finance lease costs:
Amortization of right-of-use assets	$341	$1,131
Interest on lease liabilities	40	129
Operating lease costs	2,380	6,986
Variable lease costs	755	2,102
Short-term lease costs	353	1,273
Total lease costs	$3,869	$11,621
We had $2.2 million of finance lease assets that are reported in property and equipment, net as of September 30, 2019. As of September 30, 2019, our weighted-average remaining lease term relating to our operating leases is 5.8 years, with a weighted-average discount of 5.06%. As of September 30, 2019, our weighted-average remaining lease term relating to our finance leases is 2.3 years, with a weighted-average discount of 5.66%. Our leases have remaining lease terms of up to 9.3 years, some of which include options to extend the leases for up to 10 years, and some of which include options to terminate the leases within 1 year.
Maturities of lease liabilities are as follows (in thousands):

	September 30, 2019
	Operating Leases	Finance Leases

2019	$2,608	$358
2020	9,897	1,242
2021	9,032	829
2022	8,181	139
2023	6,549	48
Thereafter	12,374	20
Total lease payments	48,641	2,636
Less interest	(6,603)	(160)
Total lease obligations	$42,038	$2,476
Supplemental consolidated cash flow information related to leases is as follows (in thousands):

Nine Months Ended September 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,953
Operating cash flows from finance leases	$129
Financing cash flows from finance leases	$1,330
Right-of-use assets obtained in exchange for new operating lease liabilities	$159
Increase in right-of-use assets resulting from other operating lease modifications	$1,660
Right-of-use assets obtained in exchange for new finance lease liabilities	$411

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
Cost of service fee revenue - consists primarily of compensation and related expenses for our web-enabled customer contact center services, fulfillment and distribution services and professional, digital agency and technology services, and other fixed and variable expenses directly related to providing services under the terms of fee based contracts, including certain occupancy and information technology costs and depreciation and amortization expenses.

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
Selling, General and Administrative expenses - consist of expenses such as compensation and related expenses for sales and marketing staff, distribution costs (excluding freight) applicable to the Agent and the Retail model, executive, management and administrative personnel and other overhead costs, including certain occupancy and information technology costs, certain depreciation and amortization expenses and acquisition related, restructuring and other costs.
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

Operating Results
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended September 30,			% of Total Revenues			Nine Months Ended September 30,			% of Total Revenues
	2019	2018	Change	2019		2018	2019	2018	Change	2019		2018
Revenues
Service fee revenue	$49,602	$52,890	$(3,288)	73.0%		68.1%	$151,371	$162,519	$(11,148)	72.5%		69.7%
Product revenue, net	6,579	8,469	(1,890)	9.7%		10.9%	20,216	27,081	(6,865)	9.7%		11.6%
Pass-through revenue	11,810	16,342	(4,532)	17.4%		21.0%	37,063	43,573	(6,510)	17.8%		18.7%
Total revenues	67,991	77,701	(9,710)	100.0%		100.0%	208,650	233,173	(24,523)	100.0%		100.0%
Costs of Revenues
Cost of service fee revenue	32,296	33,576	(1,280)	65.1%	(1)	63.5%	99,062	102,478	(3,416)	65.4%	(1)	63.1%
Cost of product revenue	6,250	8,099	(1,849)	95.0%	(2)	95.6%	19,117	25,819	(6,702)	94.6%	(2)	95.3%
Cost of pass-through revenue	11,810	16,342	(4,532)	100.0%	(3)	100.0%	37,063	43,573	(6,510)	100.0%	(3)	100.0%
Total costs of revenues	50,356	58,017	(7,661)	74.1%		74.7%	155,242	171,870	(16,628)	74.4%		73.7%
Service fee gross profit	17,306	19,314	(2,008)	34.9%	(1)	36.5%	52,309	60,041	(7,732)	34.6%	(1)	36.9%
Product revenue gross profit	329	370	(41)	5.0%	(2)	4.4%	1,099	1,262	(163)	5.4%	(2)	4.7%
Total gross profit	17,635	19,684	(2,049)	25.9%		25.3%	53,408	61,303	(7,895)	25.6%		26.3%
Selling, General and Administrative expenses	18,886	19,007	(121)	27.8%		24.5%	55,329	59,423	(4,094)	26.5%		25.5%
Income (loss) from operations	(1,251)	677	(1,928)	(1.8)%		0.9%	(1,921)	1,880	(3,801)	(0.9)%		0.8%
Interest expense, net	458	612	(154)	0.7%		0.8%	1,418	1,802	(384)	0.7%		0.8%
Income (loss) before income taxes	(1,709)	65	(1,774)	(2.5)%		0.1%	(3,339)	78	(3,417)	(1.6)%		—%
Income tax (benefit) expense, net	(71)	751	(822)	(0.1)%		1.0%	438	2,140	(1,702)	0.2%		0.9%
Net loss	$(1,638)	$(686)	$(952)	(2.4)%		(0.9)%	$(3,777)	$(2,062)	$(1,715)	(1.8)%		(0.9)%
(1)    Represents the percent of Service fee revenue.
(2)    Represents the percent of Product revenue, net.
(3)    Represents the percent of Pass-through revenue.

Segment Operating Data
PFS Operations (in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	Change %	2019	2018	Change	Change %
Revenues
Service fee revenue	$31,176	$32,106	$(930)	(3)%	$95,930	$100,222	$(4,292)	(4)%
Product revenue, net	6,579	8,469	(1,890)	(22)%	20,216	27,081	(6,865)	(25)%
Pass-through revenue	10,760	15,702	(4,942)	(31)%	35,049	42,076	(7,027)	(17)%
Total revenues	48,515	56,277	(7,762)	(14)%	151,195	169,379	(18,184)	(11)%
Costs of Revenues
Cost of service fee revenue	22,349	22,837	(488)	(2)%	69,023	71,135	(2,112)	(3)%
Cost of product revenue	6,250	8,099	(1,849)	(23)%	19,117	25,819	(6,702)	(26)%
Cost of pass-through revenue	10,760	15,702	(4,942)	(31)%	35,049	42,076	(7,027)	(17)%
Total costs of revenues	39,359	46,638	(7,279)	(16)%	123,189	139,030	(15,841)	(11)%
Gross Profit	9,156	9,639	(483)	(5)%	28,006	30,349	(2,343)	(8)%
Direct operating expenses	7,454	6,251	1,203	19%	21,649	18,724	2,925	16%
Direct contribution	$1,702	$3,388	$(1,686)	(50)%	$6,357	$11,625	$(5,268)	(45)%
PFS Operations total revenues for the three and nine months ended September 30, 2019 decreased by $7.8 million and $18.2 million, respectively. compared with the corresponding period in 2018. Service fee revenue for the three and nine months ended September 30, 2019 decreased $0.9 million and $4.3 million, respectively, compared to the prior year. The service fee revenue decline was primarily due to reduced revenue as a result of client bankruptcy, which accounted for $2.1 million and $5.8 million of the decrease during the three and nine month periods, as well as the impact of certain client terminations, partially offset by growth from new and existing clients.
Product revenue, net, for the three and nine months ended September 30, 2019, decreased by $1.9 million and $6.9 million, respectively, compared to the corresponding period in 2018 due to the revenue stream being primarily dependent on one client, which restructured its operations and discontinued certain product lines which has resulted, and is expected to continue to result, in reduced product revenue activity.
Pass-through revenue decreased by $4.9 million and $7.0 million during the three and nine months ended September 30, 2019, respectively, compared to the corresponding periods in 2018 primarily due to a client transitioning their freight activity to a direct carrier relationship as well as the impact of client terminations, partially offset by growth from new and existing clients.
PFS Operations gross margin increased to 18.9% for the three months ended September 30, 2019 as compared to 17.1% the same period of the prior year. PFS Operations gross margin increased slightly to 18.5% for the nine months ended September 30, 2019 as compared to 17.9% in the same period of the prior year. The increased margin in the three and nine month periods is primarily due the impact from reduced product revenue activity, which is conducted at a lower gross margin. This was partially offset by lower gross margin on service fee revenue activity as a result of a higher percentage of such activity being generated from lower margin fulfillment related services.
Direct operating expenses increased by $1.2 million and $2.9 million for the three and nine months ended September 30, 2019, respectively, compared to the corresponding periods in 2018. The increase was primarily due to increased sales and marketing costs and facility related costs, and for the nine month period a higher provision for doubtful accounts due to a client bankruptcy, partially offset by other cost reductions.

LiveArea Professional Services (in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	Change %	2019	2018	Change	Change %
Revenues
Service fee revenue	$18,426	$20,784	$(2,358)	(11)%	$55,441	$62,297	$(6,856)	(11)%
Pass-through revenue	1,050	640	410	64%	2,014	1,497	517	35%
Total revenues	19,476	21,424	(1,948)	(9)%	57,455	63,794	(6,339)	(10)%
Costs of revenues
Cost of service fee revenue	9,947	10,739	(792)	(7)%	30,039	31,343	(1,304)	(4)%
Cost of pass-through revenue	1,050	640	410	64%	2,014	1,497	517	35%
Total costs of revenues	10,997	11,379	(382)	(3)%	32,053	32,840	(787)	(2)%
Gross profit	8,479	10,045	(1,566)	(16)%	25,402	30,954	(5,552)	(18)%
Direct operating expenses	5,885	6,575	(690)	(10)%	18,634	23,487	(4,853)	(21)%
Direct contribution	$2,594	$3,470	$(876)	(25)%	$6,768	$7,467	$(699)	(9)%
LiveArea Professional Services revenues for the three and nine months ended September 30, 2019 decreased by $1.9 million and $6.3 million, respectively, compared to the corresponding periods in 2018.  The decrease in revenues are primarily due to reduced technology services project activity, as well as client terminations. We expect this trend of lower period over period sales to continue for the remainder of 2019 as we work to rebuild the sales pipeline.
LiveArea Professional Services gross margin decreased to 43.5% from 46.9% in the three months ended September 30, 2019 and decreased to 44.2% from 48.5% in the nine months ended September 30, 2019, compared to the corresponding periods of the prior year.  The decrease in gross margin is primarily attributable to increased labor costs, including higher than expected costs incurred on certain client projects. The LiveArea Professional Services revenue and gross margin in the three and nine months ended September 30, 2019, were partially impacted by increased monies earned on direct and indirect technology related product sales.
Direct operating expenses decreased by $0.7 million and $4.9 million for the three and nine months ended September 30, 2019, respectively, compared to the corresponding periods in 2018. The decrease was primarily attributable to our cost reduction efforts in response to lower revenues with a reduction in non-billable personnel related costs as well as a reduction in amortization of intangible assets.
Corporate (in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	Change %	2019	2018	Change	Change %
Unallocated corporate expenses	$5,547	$6,181	$(634)	(10)%	$15,046	$17,212	$(2,166)	(13)%
Unallocated corporate expenses decreased by $0.6 million and $2.2 million for the three and nine months ended September 30, 2019, respectively, compared to the corresponding periods in 2018. The decrease for the three month period was primarily due to reduced restructuring and other costs. The nine month period was further impacted by a decrease in tax related costs.
Income Taxes
During the three months ended September 30, 2019, we recorded a tax benefit of $0.1 million comprised primarily of $0.3 million related to the majority of our international operations, a provision of $0.1 million related to state income taxes, and a provision of $0.1 million associated with the tax amortization of goodwill relation to our 2015 acquisition. A valuation allowance has been provided for the majority of our domestic net deferred tax assets, which are primarily related to our net operating loss carryforwards, and for certain foreign deferred tax assets.
During the nine months ended September 30, 2019, we recorded a tax provision of $0.4 million comprised primarily of a benefit of $0.2 million related to the majority of our international operations, a provision of $0.2 million related to state income taxes, and a provision of $0.4 million associated with the tax amortization of goodwill relation to our 2015 acquisition. A valuation allowance has been provided for the majority of our domestic net deferred tax assets, which are primarily related to our net operating loss carryforwards, and for certain foreign deferred tax assets.

For the three and nine months ended September 30, 2019 and 2018, we have utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate its interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings and (ii) our ongoing assessment that the recoverability of our deferred tax assets is not likely in several jurisdictions.
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
Our cash position decreased in the nine months ended September 30, 2019 primarily from payments on our outstanding debt obligations as well as capital expenditures, partially offset by cash provided by operating activities.
Cash Flows from Operating Activities
During the nine months ended September 30, 2019, net cash provided by operations was $12.0 million, compared to $10.5 million in the same period of the prior year, which consisted primarily of cash income from operations before net working capital changes. Cash flow benefits from operating activities for both periods also arose from favorable changes in operating assets and liabilities partially due to timing of collections and payment activity.
Cash Flows from Investing Activities
Cash used in investing activities included capital expenditures of $3.2 million and $3.9 million during the nine months ended September 30, 2019 and 2018, respectively, exclusive of property and equipment acquired under debt and finance lease financing, which consisted primarily of capitalized software costs and equipment purchases.
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
Cash Flows from Financing Activities
During the nine months ended September 30, 2019 and 2018, cash used in financing activities was $10.4 million and $10.6 million, respectively, which are primarily due to reductions in on our debt and finance lease obligations.
Working Capital
During the nine months ended September 30, 2019, our working capital decreased to $10.3 million as of September 30, 2019 compared to $22.9 million at December 31, 2018.  This decrease was primarily related to our adoption of ASC 842 and the inclusion of approximately $8.5 million in operating lease liabilities that were not included in the prior year, as well as the reduction of our debt from cash provided by operations.
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

Our term and revolving loan facilities described below contain both financial and non-financial covenants. To the extent we fail to comply with our debt covenants, including the financial covenant requirements, and we are not able to obtain a waiver, the lenders would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral. An acceleration of the repayment of our credit facility obligations may have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all such obligations. As of September 30, 2019, we were in compliance with all debt covenants. Further, non-renewal of any of our credit facilities may have a material adverse impact on our business and financial condition.
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
On November 1, 2018, we entered into Amendment No. 1 to our credit agreement with Regions Bank (the “Amended Facility”). The Amended Facility provided for an increase in availability of our revolving loans to $60.0 million, with the ability for a further increase of $20.0 million to $80.0 million, and the elimination of the term loan. Amounts outstanding under the term loan were reconstituted as revolving loans. The Amended Facility also extends the maturity date to November 1, 2023.
In accordance with ASC 470, Debt (“ASC 470”), we recorded a $0.1 million loss on early extinguishment of debt in 2018 related to the Amended Facility.
As of September 30, 2019 and December 31, 2018, the weighted average interest rate on the revolving loan facility was 4.40% and 4.57%, respectively. The Amended Facility is secured by a lien on substantially all of the operating assets of the US entities and a pledge of 65% of the shares of certain of our foreign subsidiaries. The Amended Facility contains cross default provisions, various restrictions upon the Company’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum consolidated fixed charge ratio and a maximum consolidated leverage ratio.
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

ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain a set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). As of September 30, 2019, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2019, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None.
ITEM 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits
a)    Exhibits:

Exhibit No.	Description of Exhibits	Incorporated by Reference From:
3.1	Amended and Restated Certificate of Incorporation of PFSweb, Inc.	PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657)
3.1.1	Certificate of Amendment of Certificate of Incorporation of PFSweb, Inc.	PFSweb, Inc. Form 10-K for the fiscal year ended December 31, 2005 filed on March 31, 2006.
3.1.2	Certificate of Amendment to Certificate of Incorporation of PFSweb, Inc.	PFSweb, Inc. Report on Form 8-K filed on June 2, 2008
3.1.3	Certificate of Amendment to Certificate of Incorporation of PFSweb, Inc.	PFSweb, Inc. Form 10-Q filed on August 14, 2009
3.1.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of PFSweb, Inc.	PFSweb, Inc. Report on Form 8-K filed on July 18, 2013
3.2	Amended and Restated By-Laws.	PFSweb, Inc. Registration Statement on Form S-1 (Commission File No. 333-87657)
3.2.1	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.	PFSweb, Inc. Report on Form 8-K filed on November 13, 2007
3.2.2	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.	PFSweb, Inc. Report on Form 8-K filed on July 2, 2010
3.2.3	Amendments to the Amended and Restated By-Laws of PFSweb, Inc.	PFSweb, Inc. Report on Form 8-K filed on July 18, 2013
4.1
Amendment No. 7 to Rights Agreement, dated as of June 27, 2018 between the Company and Computershare Inc., successor in interest to Computershare Shareowner Services LLC (formerly known as Mellon Investor Services LLC,) as successor to ChaseMellon Shareholder Services, LLC., as rights agent.
PFSweb, Inc. Report on Form 8-K filed on June 28, 2018
10.83
Amendment No. 1 dated as of November 1, 2018 by and among Priority Fulfillment Services, Inc., a Delaware corporation, as Borrower, PFSweb, Inc., a Delaware corporation, and certain Subsidiaries and Affiliates, as Guarantors, and Regions Bank, as Administrative Agent, for itself and the other Lenders identified therein.
PFSweb, Inc. Form 10-Q for the quarterly period ended September 30, 2018
31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
31.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith
101.INS	XBRL Instance Document.	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema.	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 12, 2019

PFSweb, Inc.

By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer
Executive Vice President