Form 10-K
period 2019-12-31
PFSWEB INC
filed 2020-03-16
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
Form 10-K
_________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-28275
_________________________________________
PFSWEB, INC.
(Exact name of registrant as specified in its charter)
_________________________________________

Delaware (State or other jurisdiction of incorporation or organization)	75-2837058 (I.R.S. Employer Identification Number)
505 Millennium Drive, Allen, Texas (Address of principal executive offices)	75013 (Zip code)
Registrant’s telephone number, including area code
972-881-2900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None		None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share
_________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of June 30, 2019 (based on the closing price as reported by the Nasdaq) was $61,703,208.
There were 19,465,753 shares of the registrant’s Common Stock outstanding as of March 10, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement for its 2020 annual meeting of shareholders, which is expected to be filed with the Securities and Exchange Commission on or before April 29, 2020.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this Report on Form 10-K, including without limitation, the “Management’s Discussion and Analysis” section, and include statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, or management strategies). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “potential,” “project,” “seek,” “strive,” “predict,” “continue,” “target,” and “estimate” and other similar expressions. These forward-looking statements involve risks and uncertainties and may include assumptions as to how we may perform in the future. Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee these expectations will actually be achieved. In addition, some forward-looking statements are based upon assumptions about future events that may not prove to be accurate. Therefore, our actual results may differ materially from those expressed or implied in our forward-looking statements.
You should understand that the following important factors, in addition to the Risk Factors set forth in Part I, Item 1A or elsewhere in this Report on Form 10-K, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include, among others:

•	our ability to retain and expand relationships with existing clients and attract and implement new clients;

•	our dependency upon key personnel, retaining professional staffing resources and our reliance on subcontracted services and third-party providers;

•	our response to competition;

•	exposure to credit risk of our clients

•	trends in e-commerce, outsourcing and the market for our services;

•	our customer concentration of our business and existing client mix, their business volumes and the seasonality of their business;

•	our reliance on the fees generated by the transaction volume, product sales and technology and agency projects and support of our clients;

•	our reliance on our clients’ projections, transaction volumes, product sales and financial liquidity;

•	whether we can manage growth and utilization of resources to generate more revenue;

•	our ability to finalize pending client and customer contracts;

•	our ability to maintain the security and privacy of our clients' confidential data;

•	our ability to comply with data privacy regulations;

•	foreign currency risks and other risks of operating in foreign countries;

•	the unknown effects of possible system failures and rapid changes in technology;

•	general global economic conditions;

•	uncertainty related to the potential regulatory and economic impacts of Brexit;

•	taxation on the sale of our products and provision of our services;

•	the impact of new accounting standards and changes in existing accounting rules or the interpretations of those rules;

•	our ability and the ability of our subsidiaries, to borrow under current financing arrangements and maintain compliance with debt covenants; and

•	the impact on our operations as a result of acts of God, natural disasters, pandemics and/or endemics, including the ongoing Coronavirus epidemic and other catastrophic events beyond our control.
We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. There may be additional risks we do not currently view as material or that are not presently known or that are beyond our ability to control or predict. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

Item 1.	Business
General
Unless otherwise indicated, all references to “PFSweb,” “the Company,” “we,” “us” and “our” refer to PFSweb, Inc., a Delaware corporation and its subsidiaries; references to “Supplies Distributors” refer to our subsidiary, Supplies Distributors, Inc. and its subsidiaries.
PFSweb, Inc., was incorporated in 1999 in the state of Delaware and maintains its corporate headquarters in Allen, Texas. All of our services are provided through our direct and indirect wholly-owned subsidiaries as noted above. In December 1999, PFSweb consummated an initial public offering of its common stock and became listed for trading on The NASDAQ Exchange under the symbol “PFSW.”
PFSweb is a Global Commerce Services Company. We manage the entire customer shopping experience for major branded manufacturers and retailers through two business segments, LiveArea Professional Services ("LiveArea") and PFS Operations.  LiveArea provides a comprehensive set of digital agency services to support, develop and improve business-to-business ("B2B"), business-to-consumer ("B2C") and business-to-business-to-consumer ("B2B2C") digital shopping experiences. Service areas include eCommerce strategy and consulting, omni-channel experience design, digital marketing, data strategy and technology services including development and system integration. The PFS Operations segment provides services to support or improve the physical, post-click experience, such as logistics and fulfillment, customer care and order to cash services including distributed order orchestration and payment services. We offer our services on an à la carte basis or as a complete end-to-end solution.  Major brands and other companies turn to us to optimize their customer experiences and enhance their traditional and online business channels, creating commerce without compromise.
The services we offer are primarily organized into the following categories by segment:
LiveArea Professional Services
•Commerce Strategy and Consulting Services
•Omni-Channel Experience Design and Digital Marketing Services
•Technology and Data Strategy Services
PFS Operations
•Order to Cash (Order Management as a Service)
•Order Fulfillment
•Customer Care

GLOBAL COMMERCE SOLUTIONS
LiveArea Professional Services and PFS Operations serve as the “brand behind the brand” for companies seeking to increase efficiencies, enter new markets or launch optimized sales channels. As an eCommerce development firm, digital agency and business process outsourcer, we offer scalable and cost-effective solutions for brand manufacturers, online retailers and distributors across a wide range of industry segments to serve business-to-consumer (B2C), business-to-business (B2B) and business-to-business-to-consumer (B2B2C) channels. We provide our clients with seamless and transparent solutions to support their business strategies, allowing them to focus on their core competencies. Leveraging our technology, expertise and proven methodologies, we enable clients to develop and deploy new products and implement new business strategies or address new distribution channels rapidly and efficiently through our optimized solutions. Our clients engage us, both as a consulting partner to assist them in the design of a business solution, as well as a virtual and physical infrastructure partner to provide the mission critical operations required to build and manage their business solution. Together, we not only help our clients define new ways of doing business, but also provide them the technology, physical infrastructure and professional resources necessary to quickly implement their commerce objectives. We allow our clients to quickly and dramatically change how they “go-to-market” and service their customers.
Each client has a unique business model and unique strategic objectives that often require highly customized enterprise solutions. We support clients in a wide array of industries, including health; fragrance and beauty products; cosmetics; fashion apparel and accessories; luxury goods; consumer packaged goods (“CPG”); coins and collectibles; home furnishings and housewares; consumer electronics; quick-serve restaurants ("QSR"); telecommunications; technology manufacturing; computer and office products; among others. Clients turn to LiveArea Professional Services and PFS Operations for help in addressing a variety of business needs that include strategic consulting, commerce experience design and development, customer satisfaction and retention, time-definite logistics, vendor managed inventory and integration, supply chain compression, cost model realignments, transportation management and international expansion, among others. We also act as a constructive agent of change, providing clients the ability to alter their current distribution model, establish direct relationships with end-customers, reduce the overall time and costs associated with existing distribution channel strategies, while improving customer experience via value-added distribution solutions such as gift-wrapping and product personalization. Our clients are seeking B2C and B2B and B2B2C solutions that will provide them with dynamic supply chain and multi-channel marketing efficiencies, while ultimately delivering a world-class, branded customer service experience.
Our value proposition is to serve as a seamless, well-integrated extension of our clients’ enterprises by delivering superior solutions that drive optimal customer experiences. On behalf of the brands we serve, we strive to increase and enhance sales and market growth, bolster customer satisfaction and customer retention and drive costs out of the business through operations and technology related efficiencies. As both a virtual and a physical infrastructure for our clients’ businesses, we embrace their brand values, strategic objectives and operational processes. By utilizing our services, our clients are able to:
Quickly Capitalize on Market Opportunities. Our solutions empower clients to rapidly implement their supply chain and commerce strategies and take advantage of opportunities without lengthy integration and implementation efforts. We have readily available advanced technology and physical infrastructure that is flexible in its design, which facilitates quick integration and implementation. The solution is designed to allow our clients to deliver consistent quality service as transaction volumes grow and handle daily and seasonal peak periods. Our international locations allow our clients to expand the global reach of their products.
Elevate the Customer Experience. We enable our clients to provide their customers with a high-touch, positive buying experience thereby maintaining and promoting brand loyalty. Through our use of advanced technology, we help our clients respond directly to customer inquiries by email, voice or data communication and assist them with online ordering and product information. We offer our clients a “world-class” level of service, including high-touch customer care service centers, detailed Customer Relationship Management (“CRM”) reporting and exceptional order accuracy. We have significant experience in the development of eCommerce storefronts that allows us to recommend features and functions easily navigated and understood by our clients’ customers through guided selling designs. Our technology platform is designed to ensure high levels of reliability and fast response times for our clients’ customers. Because of our technology, our clients benefit from being able to offer the latest in traditional customer communication and auto-response technology to their customers.  Our fulfillment facilities are designed for efficient multi-brand operation with an emphasis on creating branded fulfillment experiences featuring custom packaging, gift-wrapping, extensive personalization options and build-to-order and build-to-stock kitting.
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
Our highest value proposition is achieved when our clients engage our full end-to-end suite of services from both LiveArea Professional Services and PFS Operations. However, we provide our clients with the freedom to customize their solution by selecting only certain services from our offering in à la carte fashion. We believe this flexibility and willingness to create a customized solution for each client differentiates us from our competition. We also believe that bringing our deep understanding of end-to-end engagements to clients who are only using a portion of our offering is a key differentiator and brings significant value to our solutions and our clients.
LiveArea Professional Services
Through the LiveArea Professional Services business segment, we bring together a comprehensive portfolio of commerce-focused services. Key offerings include Commerce Strategy and Consulting Services, Experience Design and Digital Marketing Services, Technology and Data Strategy Services. Delivering a boutique approach with world-class capabilities, we create digital experiences that deliver tangible results at scale.
Our strategic approach addresses the entire customer journey. From brand strategy and digital experiences to the day-to-day mechanics of digital marketing services, we help brands stand apart from competitors, connect with customers and drive revenue. Our end-to-end, omni-channel expertise supports a holistic marketing strategy, from awareness and attraction to conversion and optimization.
Commerce Strategy and Consulting Services
Our strategic commerce consulting practice leverages our commerce business and operational capabilities along with extensive vertical expertise to assist our clients in identifying new opportunities for channel revenue/margin growth, omni-channel alignment, digital transformation, new customer/segment acquisition, market expansion and cost savings. We also monitor emerging technologies and trends, with an eye toward measuring business impact and alignment with our clients’ end goals. With a focus on actionable strategy, we seek to optimize clients’ commerce investments while anticipating competitive opportunities and threats.
Our clients seek help navigating an increasingly complex digital landscape, lowering barriers to market for new players and an array of options for companies looking to innovate. We work closely with client stakeholders to develop data driven strategic and prioritization frameworks that drive change while providing the ability to pivot as threats or opportunities are identified. In particular, our consultants focus on three key areas that enable clients to remain competitive while taking a leadership position: commerce ecosystem management (including omni-channel alignment), digital opportunity analysis, and an agile operational model to roll out new capabilities and tactics in a measurable yet timely fashion.
Commerce Strategy. From identifying new markets and methods to drive higher revenue, to delivering competitive and market analysis, we help clients formulate strategies and tactics that work. Our consultants look to leverage existing assets, personnel, and processes wherever possible while identifying where investment is needed. We also offer roadmaps and initiative “backlogs”

prioritized for impact, including guidance on taking a phased approach. Our recommendations balance the need for achieving timely return on investment (“ROI”) against sometimes competing needs for scalability and aggressive growth.
Omni-Channel Consulting. Retail clients are concerned with increased consumer expectations for a holistic, seamless experience regardless of where or when they shop, in-store or online. We offer an array of services that help retailers meet consumer expectations across the commerce lifecycle, from customer acquisition through the transaction, order fulfillment, customer service, and loyalty. In particular, we implement tools and processes to support “endless aisle” inventory access, ship-to-store and ship-from-store capabilities, buy online and return in-store, and similar delivery scenarios. We similarly consult with retailers on leveraging digital tools within the store environment, whether enabling sales associates to “save the sale” in-store or enhancing consumers’ overall experiences.
Digital Opportunity Audits. Our consultants’ help clients identify where new digital platforms, tools, and technologies can provide competitive advantage or bridge gaps in their current operations and capabilities. Our digital opportunity audits consider the competitive landscape, industry trends, digital best practices across verticals, and cost models, providing helpful benchmarks and flagging areas of opportunity. These audits may be conducted periodically to track changes of emerging technologies and measure effectiveness.
Organizational/Operational Readiness. Many clients require organizational readiness consulting to ensure they can effectively utilize the platforms and tools we develop and implement. Providing readiness consulting is crucial to driving client satisfaction and confidence when adopting commerce platforms, particularly when business users are given new capabilities and may need to adapt existing business processes. We also provide organizational design consulting, which is often implemented in a phased approach as the client’s commerce channel grows; this may include recommendations regarding which functions to outsource and which to maintain in-house.
Platform Evaluation/Selection. Our strategists take the lead in helping clients evaluate and select the right commerce platforms and third-party offerings. We leverage our understanding of our clients' business model, goals and infrastructure, and map that against our expertise implementing all market-leading solutions. We assist clients through a process matching their requirements to platform capabilities, measure their operational ability to utilize the platforms under consideration, and provide total cost of ownership (TCO) analysis comparing initial and ongoing costs for everything from software licensing models to ongoing maintenance and upgrades.
Omni-Channel Experience Design and Digital Marketing Services
Design. We conceive and design client solutions with a deliberate focus on balancing creativity and usability, while conforming with client budget requirements. We create flagship digital experiences for global brands, offering full-service creative design and production services for a range of digital applications. Our advanced customer experience design offerings include concept development, visual design, user experience design, copywriting, interactive development and content creation.
User Experience. We architect fully responsive branded commerce sites and tools that eliminate transactional friction, reduce cognitive load and improve the shopping experience. We specialize in taking advantage of platform functionality to add one-of-a-kind interactions and design guided selling solutions that use brand expertise to walk customers through complicated purchase decisions.
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
Search Engine Optimization (“SEO”) & Paid Search. We seek to drive organic traffic by maintaining an in-depth knowledge of the ever-changing best practices for search engine optimization. We provide insight and advice on algorithm changes, content gaps, multi-language global expansion and competitors’ search efforts. From implementation to ongoing management, we can help brands reach customers who are actively looking for what they offer.
Affiliate Marketing. Our approach to affiliate partner marketing focuses on building relationships with reputable, appropriate online influencers. We can help clients reach customers they may not be able to reach through other channels, improving brand awareness and increasing sales quickly and efficiently. Then, through proactive program management, we can ensure ongoing optimization and continued growth. From publisher research and competitive analysis to payments, we implement and manage the entire affiliate and partner ecosystem.

Conversion Optimization. Our conversion optimization team applies an in-depth analysis of product and behavioral data on the storefront to continually optimize our client’s site. By combining analytics with the capabilities of the technology platform, we plan and execute A/B tests, optimize onsite searches, and create personalized experiences to maximize the impact of the marketing and merchandising efforts. From an audit of an existing site to building a conversion optimization roadmap, we help our clients generate more revenue and provide an ever-improving customer experience that converts shoppers into buyers.
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
Technology and Data Strategy Services
LiveArea's Technology Services team builds world-class eCommerce solutions designed to maximize revenue opportunities. Built by a seasoned group of professionals, we combine strategy, design and technology to create innovative user experiences supported by scalable and secure technology implementations. From high-fashion apparel to CPG, our portfolio consists of brands that accept only the highest quality shopping experiences.
We adhere to a proven methodology to deliver quality implementations to meet some of the strictest brand requirements in the industry. Our project teams are comprised of industry-leading professionals that bring eCommerce and development best practices to our clients’ custom solutions. Once live, our team applies the same level of excellence to ongoing development, site maintenance and orchestrated services.
As an eCommerce platform-agnostic provider, we manage dedicated commerce technology practices specializing in all of the leading enterprise platforms to enable our clients’ growth. We employ a proven development methodology, led by a highly qualified team of solutions architects, web developers, project managers, and quality assurance (“QA”) specialists. When paired with our strategic commerce consulting services and our design / user experience (“UX”) and digital marketing services, we provide an entire suite of services that span strategy, creative, experience design, technology development and integration, project management, and quality assurance.
Commerce Development. Our technology services practices, partner and actively work with leading commerce platform providers, to ensure we are delivering quality services for our joint clients. We also work to achieve higher-level partner status with each provider to demonstrate our expertise and experience for each practice.
Orchestrated Services. The right people, processes and tools are essential to maintaining a high-performance commerce environment. LiveArea’s orchestrated services is a coordinated effort across all service lines and goes beyond a traditional managed service offering. LiveArea’s orchestrated services offering is integrated into an array of services to optimize, manage, and protect commerce technology. Our work doesn't stop when we launch a commerce site. Our orchestrated services team provides real-time management and monitoring to ensure our clients’ sites are always operating at peak performance. We provide Level 1/2/3 technical, business, and solutions support for optimal issue management. Our team of technologists manage day-to-day commerce operations and monitor technology continuously with best-in-class tools and practices. The result is a high performing, stable commerce infrastructure that’s always available and always operating, especially at peak performance. Our automation tools facilitate fast, accurate code deployment - whether applying a software patch or launching new features.
Data strategy. Our data strategy practice identifies opportunities and creates insights for our clients to assist with customer engagement. Our focus is to unearth patterns and behaviors that inform dynamic experiences that move a customer from one stage to the next in the purchasing cycle.

Quality Assurance. Whether it's a new site build, revisions to an existing commerce solution or as part of our orchestrated services offering, our team of QA experts employ a full-service test suite that includes quality assurance scripting, regression and load testing and testing automation.
Training. We provide on-site, personalized platform training from experienced subject-matter experts. Our training team empowers our clients’ business and merchandising staff with the knowledge they need to operate and optimize their eCommerce sites. Core training includes platform essentials, advanced merchandising, front-end design and developer training.
PFS Operations
Through the PFS Operations business segment, we provide the operational activities required and expected of the world's leading brands. Our solutions support B2C, B2B, and retail sales channels. We have DTC and B2B experience in customizing solutions to meet the unique nuances of our clients’ internal finance, customer care, and supply chain operations. With approximately 1.6 million square feet of leased distribution space and approximately 1,100+ contact center seats across two continents, we have the global infrastructure to meet the operational needs of our eCommerce and traditional B2B clients.
We focus on three core actions: to deliver, to communicate, and to fulfill the promise behind each brand we support.
The majority of our clients are the merchants of record for the orders we process through our infrastructure on their behalf. For these clients, we do not own the inventory or the resulting accounts receivable but provide commerce solutions and other services for these client-owned assets.
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
Order to Cash (Order Management as a Service)
Our order to cash service provides our clients with distributed order orchestration and payment processing.  Our order to cash service features an Oracle-based, custom, scalable Distributed Order Management System (“D-OMS”) built for B2C and B2B and order processing with a variety of fully-integrated B2C and B2B payment processing and fraud management platforms and technologies. Our order to cash service provides interfaces that allow for real-time information retrieval, including information on inventory, sales orders, shipments, delivery, purchase orders, warehouse receipts, customer history, accounts receivable and credit lines. These solutions are seamlessly integrated with our customer contact centers, allowing for the processing of orders through shopping cart, phone, fax, mail, email, live chat and other order receipt methods. As the information backbone for our total supply chain solution, our order to cash service can be used on a stand-alone basis or in conjunction with our other business infrastructure offerings, including contact center or order fulfillment services. In addition, for the B2B market, our order to cash platform provides a variety of order receipt methods that facilitate commerce within various stages of the supply chain. Our service provides the ability for both our clients and their customers to track the status of orders at any time. Our services are transparent to our clients’ customers and are seamlessly integrated with our clients’ internal system platforms and websites. By synchronizing these activities, we can capture and provide critical customer information, including:

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
Our payment services are divided into two major financial management areas: 1) billing, credit, collection and cash application services for B2B clients and 2) fraud review, chargeback management and processing and settlement of credit card services for B2C clients.
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
Order Fulfillment
We design advanced distribution operations that streamline our clients’ supply chain process and offer a flexible fulfillment model. Our fulfillment team understands the value of the delivery experience by specializing in creating branded solutions with gift-wrap, product personalization and other value-added services. Our distribution centers are located in the Memphis, Tennessee area, Toronto, Canada, Southampton, U.K., and Liege, Belgium to provide centrally located fulfillment throughout North America and Europe.
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

In addition to our advanced distribution systems, our proprietary pick-to-light carts, stationary pick-to-light areas and conveyor system controls provide real time productivity reporting, thereby providing our management team with the tools to implement and manage to productivity standards. This combination of computer-controlled equipment provides the seamless integration of our pick-to-light systems and mass sortation capabilities. This unique combination of technologies ensures high order accuracy for each and every customer order.
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
INDUSTRY INFORMATION AND COMPETITIVE LANDSCAPE
Industry Overview
Business activities in the public and private sectors continue to operate in an environment of rapid technological advancement, increasing competition and continuous pressure to decrease costs by improving operating and supply chain efficiency. We currently see the following trends within the industry:

•
Manufacturers strive to restructure their supply chains to maximize efficiency and reduce costs in both B2B and B2C markets, and to create a variable-cost supply chain able to support the multiple, unique needs of each of their initiatives, including traditional retail and eCommerce.

•
Companies in a variety of industries seek outsourcing as a method to address one or more business functions that are not within their core business competencies, to reduce operating costs or to improve the speed or cost of implementation.

•
Retailers, both traditional and eCommerce only, partner with providers that offer them the most flexibility both short and long-term. The end-to-end model is a viable option for brands that are growing their eCommerce channel, or for large wholesale corporations that do not have the infrastructure to handle B2C transactions. However, many companies today seek to diversify their eCommerce operations across in-house capabilities and outsourced components on an a la carte basis.

•
The “seamless customer experience” is a major industry trend that retailers and brand manufacturers are embracing to differentiate and remain relevant to a more sophisticated consumer. As consumers desire a shopping experience that blends sales channels, the integration and flexibility of front and back-end systems and operations becomes more critical to retailers and manufacturers.

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
A key business challenge facing many manufacturers and retailers as they evaluate their supply chain efficiency, is determining how the trend toward increased omni-channel business activity will impact their traditional B2C commerce business models. Ship-from-store, pick-up-in-store, return-to-store and other omni-channel capabilities are becoming increasingly important processes to accommodate. We believe manufacturers will look to outsource their non-core competency functions to support this modified business model. We believe companies will continue to strategically plan for the impact that technology advancements will have on their traditional commerce business models and their existing technology and infrastructure capabilities. Additionally, B2B opportunities exist as companies look to leverage the technology and enhanced customer experience that currently exists within eCommerce channels.
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
Typically, many outsourcing service providers are focused on a single function, such as information technology, contact center management, credit card processing, warehousing or package delivery, etc. This focus creates several challenges for companies looking to outsource more than one of these functions, including the need to manage multiple outsourcing service providers, to share information with service providers and to integrate that information into their internal systems. Additionally, the delivery of these multiple services must be transparent to the customer so the client maintains brand recognition and customer loyalty. Furthermore, traditional commerce outsourcers are frequently providers of domestic-only services versus international solutions. As a result, companies requiring global solutions must establish additional relationships with other outsourcing parties.

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
We also compete on the basis of many other important additional factors, including:
•vertical industry expertise;
•omni-channel strategy;
•design and implementation experience;
•operating performance and reliability;
•ease of implementation and integration;
•experience of the people required to successfully and efficiently design and implement solutions;
•experience operating similar solutions dynamically;
•scalable and secure technology experience across all major commerce packages;
•global reach; and
•price
We believe we can compete favorably with respect to many of these factors. However, the market for our services is competitive and continually evolving, which will require PFSweb to continue to innovate and invest in both its LiveArea and PFS Operations business units to be able to compete successfully against current and future competitors.
Competitive Landscape
Global Commerce Service Providers. We compete with companies providing broad strategic solutions for digital transformation along with commerce implementation services including Accenture Digital, Capgemini/LCG, Cognizant, Deloitte Digital, HCL, IBM Global Business Services, Infosys, and Publicis Sapient.
Commerce Specialist Service Providers. We compete with companies providing eCommerce platform-specific services including Astound Commerce, BORN Group, diconium, Gorilla Group/Wunderman Commerce, Isobar and Optaros.

End-to-End Commerce. In North America, we compete with full service commerce providers such as Blue Acorn, Branded Online, and Pitney Bowes. In the European market, we compete with companies such as Arvato, Yoox and other geographically focused providers in Western Europe.
Digital Agency and Digital Marketing Services. We compete with a wide range of digital agency firms, including Isobar, Razorfish (Publicis), R/GA and Wunderman Thompson.
Operations. We compete with eCommerce focused order fulfillment providers such as Radial and GEODIS (formerly OHL), as well as, depending on the client’s retail and/or supply chain strategy, Saddle Creek Logistics, Excel Logistics, FedEx Supply Chain, UPS Logistics, Kuehne + Nagel, and other “pure-play” fulfillment or contact center providers.
COMPANY INFORMATION
Clients and Marketing
Our target clients include traditional retailers, online retailers and leading technology and consumer goods brands looking to quickly and efficiently implement or enhance online and offline business initiatives and operations, adapt their digital strategies or introduce new products, programs or geographies, without the burden of modifying or expanding their technology, customer care, supply chain and logistics infrastructure. Our solutions are applicable to a multitude of industries and company types and we have provided solutions for such companies as:
Procter & Gamble (consumer packaged goods), L’Oréal USA (health & beauty), ASICS (sporting goods/apparel), Thrive Causemetics (health & beauty), Ricoh (printer supplies), Ralph Lauren (fashion), Xerox (printers and printer supplies), PANDORA (jewelry), Moleskine (stationery), Tommy Bahama (fashion), Anastasia Beverly Hills (health & beauty), The United States Mint (collectible coins), among many others.
We target potential clients through an extensive integrated marketing program comprised of a variety of direct marketing techniques, email marketing initiatives, trade event participation, search engine marketing, public relations, social media and a sophisticated outbound tele-sales lead generation model. We have also developed a global business development methodology which allows us to effectively showcase our various commerce service solutions and products. We also pursue strategic marketing alliances with consulting firms, private equity firms, software manufacturers and other logistics providers to increase market awareness and generate referrals and customer leads.
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
Seasonality
We have historically experienced seasonality due to our client mix and their increased business volumes which are highest in our fourth quarter which coincides with the retail peak season. We cannot predict the volume of sales of our clients or the impact of such seasonality of our clients or the sales they will implement during such peak season nor those of any future client business. We expect this seasonality to continue, or possibly increase in the future, which may cause fluctuations in our business operations and operating.
Concentration of Clients
During 2019, two clients each represented more than 10% of the Company’s consolidated total net revenues. The largest client represented $40.6 million, or 14%, of consolidated total revenues. The second largest client represented $29.5 million, or 10%, of consolidated total revenues. These are clients of both the LiveArea and PFS Operations segments.

Employees
As of December 31, 2019, we had approximately 1,800 full-time employees, of which approximately 1,200 were located in the United States. We have never suffered an interruption of business as a result of a labor dispute. We consider our relationship with our employees to be good. In the U.S., Canada and India, we are not a party to any collective bargaining agreements and while our European subsidiaries are not a party to a collective-bargaining agreement, certain of them are required to comply with certain rules agreed upon by their employee Works Councils.
Our success in recruiting, hiring and training large numbers of skilled employees and obtaining large numbers of hourly employees and temporary staff during peak periods for distribution and call center operations is critical to our ability to provide high quality distribution and support services.
Government Regulation
We are subject to federal, state, local and foreign consumer protection laws and data privacy laws, protecting our customers’ personally identifiable information and other non-public information and regulations prohibiting unfair and deceptive trade practices to name a few. Moreover, there is a trend toward regulations requiring companies to provide consumers with greater information regarding, and greater control over, how their personal data is used, and requiring notification when unauthorized access to such data occurs. Furthermore, the growth and demand for online commerce has and may continue to result in more stringent consumer protection laws that impose additional compliance burdens and greater penalties on online companies.
These laws are increasing in number, enforcement, fines and other penalties. For example, many states and foreign countries currently require us to notify each of our customers who are affected by any data security breach in which an unauthorized person, such as a computer hacker, who could obtain customer information. In addition, several jurisdictions, including foreign countries, have adopted privacy-related laws that restrict or prohibit unsolicited email promotions, commonly known as “spam,” that impose significant monetary and other penalties for violations. Two such governmental regulations that have significant implications for our products and services are the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”). Please refer to Item 1A. Risk Factors in this Report, specifically, We must safeguard the security and privacy of our client’s confidential data and remain in compliance with laws that govern such data and we may be liable for misappropriation of our client’s and our clients’ customers’ personal information, including through cyber-attacks.
In an effort to comply with these laws, internet service providers may increasingly block legitimate marketing emails. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and a time-intensive process, and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules in the future which could result in substantial compliance costs and could interfere with the conduct of our business.
The U.K.’s exit from the European Union (referred to as “Brexit”) may add cost and complexity to our operations and compliance efforts. The effect of Brexit is uncertain, and, among other things, Brexit has and may continue to contribute to volatility of currency exchange rates, including of the euro and British pound, issues with import and export controls, trade barriers, and the movement of employees. The U.K. is an important geography for us and we have structured our privacy and data protection compliance program based on the GDPR. If U.K. and E.U. privacy and data protection laws and regulations diverge, we will be required to implement alternative U.K. compliance measures and adapt separately to any new U.K. requirements.
Where to Find More Information
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
Risks Related to Our Business

We are dependent on our key personnel, and if we are unable to keep our supply of skills and resources in balance with client demand and attract and retain skilled professionals in all our geographic locations, our business and our results of operations may be materially adversely affected.
Our performance is highly dependent on the continued services of our officers and other professional personnel, the loss of any of whom could materially adversely affect our business.
In addition, we need to attract and retain other highly-skilled, technical and managerial personnel for whom there is intense competition. For example, if we are unable to hire or continually train our employees to keep pace with the rapid and continuing changes in technology and the markets we serve or changes in the types of services our clients are demanding, we may not be able to develop and deliver new services and solutions to fulfill client demand. As we expand our services and solutions, we must also hire and retain an increasing number of professionals with different skills and expectations than those of the professionals we have historically hired and retained in various geographic locations, including North America, Europe and India. We currently rely heavily on our Indian office for developers, technology architects and skilled technology workers. Increasing wages, competition for skilled employees and the imposition of certain employee collective rights in India and Europe, may negatively impact our business and increase our costs. We cannot assure you we will be able to attract and retain the personnel necessary for the continuing growth of our business. Our inability to attract and retain qualified technical and managerial personnel could materially adversely affect our ability to maintain and grow our business significantly.
Our business may suffer if we are unable to hire and retain sufficient temporary workers or if labor costs increase.
We regularly hire a large number of part-time and seasonal workers, particularly during the fourth quarter holiday season and to meet temporary increases in client activity volume related to “flash sales” and other short-term marketing programs throughout our geographic locations. Any difficulty we may encounter in hiring such workers could result in significant increases in labor costs, or inability to support our clients’ business, which could have a material adverse effect on our business, financial condition and results of operations. We may also hire more full-time and part-time employees to mitigate the risk of the unavailability of temporary workers, and our failure to maintain an appropriate mix of labor personnel may result in higher costs. Increases in minimum wage requirements and other competition for labor, could also substantially increase our labor costs. Although we seek to preserve the contractual ability to pass through increases in labor costs to our clients, not all of our current contracts provide us with this protection, and we may enter into contracts in the future, which limit or prohibit our ability to pass through increases in labor costs to our clients.
We are exposed to the credit risk of some of our clients and to credit exposures in weakened markets, which could result in material losses.
A substantial portion of our sales are on an open credit basis. We monitor individual client financial viability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the clients can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts.
In the past, there have been bankruptcies amongst our client base, and certain of our clients’ businesses face financial challenges that put them at risk of future bankruptcies. Losses resulting from client bankruptcies have impacted our operations and any future bankruptcies could harm our business and have a material adverse effect on our operating results and financial condition. To the degree that the credit markets become difficult such that clients cannot maintain financing, our clients' ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.
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

To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our services and the underlying network infrastructure. If we are unable to adapt to changing market conditions, client requirements or emerging industry standards, our business could be adversely affected. The internet and eCommerce environments are characterized by rapid technological change, changes in user requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our technology and systems obsolete. Our success will depend, in part, on our ability to both internally develop and license leading technologies to enhance our existing services and develop new services. We must continue to address the increasingly sophisticated and varied needs of our clients and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of proprietary technology involves significant technical and business risks. We may fail to develop new product offerings and technologies effectively or to adapt our proprietary technology and systems to client requirements or emerging industry standards which could have an adverse impact on our business and operations.
Our operating results are materially impacted by our client concentration and mix and the seasonality of our clients' business.
Our business is materially impacted by our client mix and the seasonality of their business as well as the concentration of our clients including our focus on certain primary vertical industries. Based upon our current client mix and their current projected business volumes, we anticipate our service fee revenue business activity will be at its highest in our fourth quarter. We are unable to predict how the seasonality of future clients’ business may affect our quarterly revenue and whether the seasonality may change due to modifications to a client’s business. As such, we believe results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.
Our service fee revenue and gross margin are dependent upon our clients’ business and transaction volumes and our costs. A reduction in our clients’ eCommerce business, our inability to grow our business or increase service fee revenue from new or existing clients, or our inability to manage expected costs could result in financial performance shortfalls and negatively impact our operating results.
Our service fee revenue is primarily transaction and project based and fluctuates with the volume of transactions or level of sales of the products by our clients for whom we provide omni-channel services and the size and scope of projects for clients for whom we perform technology and agency services. If we are unable to retain existing clients or attract new clients, or if we dedicate significant resources to clients whose business does not generate revenues at projected levels or sufficient revenues, or whose products do not generate substantial client sales, our business and financial condition may be materially adversely affected.
When making a proposal for clients or managing engagements, whether on fixed-fee or time and materials basis, we rely on our estimates of costs and timing for delivering our services, which may be based on limited data and could be inaccurate. Further, our ability to estimate service fee revenue for future periods is substantially dependent upon our clients’ and our own projections, the accuracy of which has been, and will continue to be, unpredictable. Therefore, our planning for client activity and targeted goals for service fee revenue and gross margin may be materially adversely affected by incomplete, delayed or inaccurate projections. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-price contracts, including delays caused by factors outside of our control, could make these contracts less profitable or unprofitable and may affect the amount of revenue, profit and profit margin reported in any period.
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
Our business could be adversely affected if our clients are not satisfied with our services or our third party provider services or we may incorrectly design client solutions resulting in client attrition.
Our success depends on our ability to handle a large number of transactions for many different clients in various product categories and to design client solutions that are effective and profitable. Our success also depends on our ability to satisfy our clients, both with respect to our professional services and operational eCommerce platform to meet our clients’ business needs. These services may be performed by our own staff, or by a third party or a combination of the two. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these services to our clients. If a client is not satisfied with the quality of work performed by us or a third party or with the type of services or solutions delivered, then we could incur additional costs to address the situation, the profitability of that work might be impaired, and the client’s dissatisfaction with our services could damage our ability to obtain additional work from that client. Under the terms of several of our contracts with our service clients, we remain liable to provide such third party services and may be liable for the actions and omissions of such third party providers. Consequently, in the event our third party provider fails to provide the third party services in compliance with required services levels, or otherwise breaches its obligations, or discontinues its business, whether as the result of bankruptcy, insolvency or otherwise, we may be required to provide such services at a higher cost to us and may otherwise be liable for various costs and expenses related to such event. In addition, negative publicity related to our client relationships, regardless of its accuracy, may further damage our business and reputation by affecting our ability to compete for new business with current and prospective clients and otherwise could result in a material adverse effect upon our business and financial condition.
Further, as we experience volume increases in transactions due to increased sales and/or client growth, including from client marketing programs, such as “secret sales”, “flash sales” or holiday related promotions, these often result in significant short-term spikes in transaction volumes. When this occurs, additional stress is placed upon our network hardware and software and our ability to efficiently manage our operations and available staffing resources, and we cannot assure you of our ability to efficiently manage a large number of spikes in transactions. In addition, if we incorrectly design a client solution, we may incur additional costs to operate the solution, which may result in the client solution being unprofitable or otherwise not meeting our margin targets. If we are not able to maintain an appropriate level of operating performance, we may be in breach of our client contractual obligations, develop a negative reputation, and impair existing and prospective client relationships and our business could be materially adversely affected.
We may experience fluctuations in the utilization of our underlying infrastructure as a result of shifts in our client concentration, attrition or growth, some of which we may not be able to control which could adversely impact our operations and financial condition.
Our clients expect us to provide omni-channel services at the appropriate size and scope of projects based on the client’s needs, whether such needs are expanding or contracting. We must seek to maintain sufficient capacity in our fulfillment, call center and professional services operations and computer technology systems to support our projected existing and new client business activity, including seasonal volumes, and we currently plan on increasing capacity to support future projected growth. The fixed cost structure of many of these investments limits our flexibility to reduce our costs when excess capacity occurs. A reduction in our clients’ business, including from financial distress or related bankruptcies, or our inability to grow our business or increase service fee revenue from new or existing clients could result in an underutilization in our invested assets. While certain of our building leases permit early termination in advance of their regular scheduled maturity date, these early terminations could require incremental termination related payments which reduce the potential benefit of this flexibility.
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
Our business is subject to the risk associated with timing of contracts, adherence to contract terms and certain recovery of costs under the contract.
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
Many of our client service agreements contain minimum service level requirements and impose financial penalties if we fail to meet such requirements. The imposition of a substantial amount of such penalties could have a material adverse effect on our business and operations. In the event we are unable to meet the service levels expected by the client, our relationship with the client could suffer and may result in financial penalties and/or the termination of the client contract.
Additionally, most of our client agreements provide a contract expiration date, but many also include an early termination clause permitting the client to terminate the contract for convenience prior to its stated expiration date or to reduce the scope of services or delay the commencement of services to be provided under the contract. Termination, reduction, or delay of our services under a contract could result from factors unrelated to our work product or the progress of the project, such as factors related to business or financial conditions of the client, changes in client strategies or the domestic or global economy generally. The bankruptcy, early termination, reduction or substantial delay of services of any significant client, or nonrenewal of any significant client contract, or the nonpayment of a material amount of our service fees by a significant client, if not offset by an increase in other revenue or cost reductions, could have a material adverse effect upon our business, results of operation and financial condition.
Further, we generally incur start-up costs in connection with the planning and implementation of business process solutions for our clients. Although we generally attempt to recover these costs from the client in the early stages of the client relationship, or upon contract termination if the client terminates without cause prior to full payment of these costs, there is a risk that the client contract may not fully cover the start-up costs or that the client will terminate the contract for cause and withhold payment of any unpaid start-up costs. To the extent start-up costs exceed the start-up fees received, certain excess costs will be expensed as incurred. Additionally, in connection with new client contracts, we may incur capital expenditures associated with assets whose primary use is related to the client solution. There is a risk that the contract may end before expected and we may not recover the full amount of our capital costs.
We must safeguard the security and privacy of our clients' confidential data and remain in compliance with laws that govern such data and we may be liable for misappropriation of our clients' and our clients’ customers’ personal information, including through cyber-attacks.
We are subject to U.S. and foreign laws relating to the collection, use, retention, security and transfer and processing of personally identifiable information. In the provisions of our services to our clients we may be required to process personally identifiable information in means compliance and adherence to these varying data protection laws. The interpretation and application of user data protection laws are in a state of flux, and may vary from country to country or state to state in the U.S. These laws are increasing in number, enforcement, fines and other penalties. In the event of a security breach, these laws may subject us to incident response, notice and remediation costs, as well as costs associated with any investigations that might arise from federal regulatory agencies and state attorneys general. Failure to safeguard data adequately, process data in accordance with such laws or to destroy data securely could subject us to regulatory investigations or enforcement actions under federal or state data security, unfair practices, or consumer protection laws. The scope and interpretation of these laws could change and the associated burdens and compliance costs could increase in the future. Two such governmental regulations that have significant implications for our products and services are the GDPR and the CCPA.
The GDPR went into effect in May 2018, implementing more stringent requirements in relation to the use of personal data relating to European Union individuals. Personal data includes any type of information that can identify a living individual, including name, identification number, email address, location, internet protocol addresses and cookie identifiers. Among other requirements, the GDPR mandates notice of and a lawful basis for data processing activities, data protection impact assessments, a right to “erasure” of personal data and data breach reporting.
In the United States, California adopted the CCPA, which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. It remains unclear how the CCPA will be interpreted, but as currently written, it will likely impact our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data. As we expand our operations, the CCPA may increase our compliance costs and potential liability.
Third parties are engaging in increased cyber-attacks against companies doing business on the internet and individuals are increasingly subjected to identity and credit card theft on the internet. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyber-attacks. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. If third parties or unauthorized employees are able to penetrate our network security or otherwise misappropriate our clients’ or our clients’ customers’ personal information or credit card information, or if we give third parties or our employees’ improper access to clients’ personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, as well as claims for other misuses or inadvertent disclosure of personal information, including unauthorized marketing purposes or selling of data. In such circumstances, we also could be liable for failing to provide timely notice of a data security breach affecting certain types of personal information.
We rely on encryption and authentication technology to provide the security and authentication necessary to effect secure transmission of sensitive client information such as customer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the measures that we use to protect client transaction data. If any such compromise of security were to occur, it could subject us to liability, damage our reputation and diminish the value of our brand-name. A party who is able to circumvent the security measures could misappropriate proprietary information or cause interruptions in operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Our security measures are designed to prevent security breaches, but our failure to prevent such security breaches could subject us to liability, damage our reputation and diminish the value of our brand-name.
Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, or in the event of a significant data breach, we may face significant fines, penalties and costs that could adversely affect our business, financial condition and results of operations.
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
We may be required to expend significant capital and other resources to protect against security breaches or to address any problem they may cause. Because our activities involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage our reputation, cause us to lose clients, impact our ability to attract new clients and we could be exposed to litigation and possible liability. Our security measures may not prevent security breaches, and failure to prevent security breaches may disrupt our operations. The failure to adequately control fraudulent transactions on either our behalf or our client’s behalf could increase our expenses and expose us to reputational damage which could adversely affect our business.
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
Our business is susceptible to risks associated with international operations, including those related to Brexit.
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

•	changes in local tax and customs duty laws or changes in the enforcement, application or interpretation of such laws;

•	potential for violations of anti-corruption laws and regulations, such as those related to bribery and fraud;

•	fluctuations in currency exchange rates;

•	difficulties and expenses associated with localizing our services and operations to local markets, including language and cultural differences;

•	difficulties in staffing and managing international operations, including complex and costly hiring, disciplinary and termination requirements;

•
the impact upon our clients, international firms and global economies arising from the United Kingdom’s withdrawal from the European Union (or “Brexit”) and surrounding uncertainty, and the political, economic and commercial responses related to such events, including related instability in global financial and foreign exchange markets, including volatility in the value of the British pound and European euro, legal uncertainty and potentially divergent national laws and regulations and the absence of established trade agreements between the U.K. and other E.U. countries;

•	the complexities of foreign value-added taxes and restrictions on the repatriation of earnings;

•	reduced or varied protection for intellectual property rights in some countries;

•	political, social and economic instability abroad, terrorist attacks and security concerns; and

•	increased accounting and reporting burdens and complexities.
Additionally, the U.K. is one of our larger markets in Europe. We currently ship products for U.K. clients from our continental Europe location, as well as our new facility in Southampton, U.K. If the U.K.'s exit from the E.U. results in greater restrictions on imports and exports between the U.K. and the E.U. or increased regulatory complexity, then our operations and financial results could be negatively impacted. The uncertainty regarding the final terms of the agreement related to Brexit may adversely affect our international operations by, among other things, increasing our costs and reducing the volume of our client activities.
Further, operating in any international markets requires significant management attention and financial resources. We cannot be certain that the investments and additional resources required to establish and maintain operations in other countries will hold their value or produce desired levels of revenues or profitability. Any negative impact from our international business efforts could negatively impact our business, results of operations and financial condition as a whole.
Our business and profitability could be adversely affected if the operations of one or more of our facilities were interrupted or shut down as the result of acts of God, natural disasters, pandemics and/or endemics and other catastrophic events beyond our control.
Our operations are dependent upon our ability to protect our distribution facilities, client service centers, computer and telecommunications equipment and software systems against interruption, damage and failures. Our business operations are subject to serious disruptions, interruption and possible cessation of services by acts of God, natural disasters, fire, tornado, flood, power shortages, terrorism, strikes, pandemics and endemics (including the ongoing Coronavirus epidemic), equipment malfunctions, system failures and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible or substantially disrupt our ability for us to deliver our services to our clients, which may be due to (i) the inability of personnel to come to work to perform services, (ii) personnel being incapacitated to work, and/or (iii) third party vendors and suppliers inability to provide materials and/or services required for us to perform our services which could have a material adverse effect on our business, results of operations and financial condition. In addition, we could incur significantly higher costs during the time it takes for us to reopen or replace any one or more of our facilities, personnel, vendors and/ supplier services which may or may not be reimbursed by insurance.

Our clients’ businesses may also be harmed from any system or equipment failures we experience as a result of the same acts of God, natural disasters, fire, tornado, flood, power shortages, terrorism, strikes, pandemics and endemics  (including the ongoing Coronavirus epidemic) and other events beyond our control. In that event, our relationship with these clients may be adversely affected, we may lose these clients, and our ability to attract new clients may be adversely affected and we could be exposed to liability.
We or our clients may be a party to litigation involving our eCommerce intellectual property rights. If third parties claim we or our clients are infringing their intellectual property right under the indemnification obligations within our contracts with our clients and business partners, we could incur significant litigation costs and be required to pay damages, which may have a material adverse effect upon our business, results of operations and financial condition.
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
Under our indemnification provisions in the contracts that we enter into with our clients and business partners, we are generally required to defend against claims arising out of our infringement of third-party intellectual property rights, breach of contractual obligations and/or unlawful or otherwise culpable conduct, including breach of data security. The indemnity obligations generally cover damages, costs and attorneys’ fees arising out of such claims. In many instances, our indemnification obligations to our clients include the actions or omissions of our third-party service providers. Although we seek to limit our total liability under such provisions to either a portion of the value of the contract or a specified, agreed-upon amount, in some cases our total liability under such provisions is unlimited. Although in many cases our third party service providers indemnify us for their actions and omissions, such providers may dispute or be unable to satisfy their indemnification obligation to us. In addition, our indemnification obligation to our clients may be broader in scope, or may be subject to larger limitations of liability, than the indemnification obligation of our third party service providers to us. In most cases, the term of the indemnity provision is perpetual. If we are required to indemnify a claim in a material amount, or if a series of indemnification claims are in the aggregate a material amount, we may be required to expend significant resources to defend the claims, which may have a material adverse effect upon our business, results of operations and financial condition.
We and our clients may be subject to existing, new or expanded imposition of sales tax in one or more jurisdictions, which could adversely affect our business.
We collect sales or other similar taxes for shipments of our and our clients’ goods in certain states and jurisdictions. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us and other out-of-state companies, including our clients, that engage in online commerce, depending upon the nexus we or our clients may have with that jurisdiction and the product or services being performed. Recently, with the U.S. Supreme Court's decision in South Dakota v. Wayfair, some states have begun to enact, and others may choose to enact in the future, new legislation and increase enforcement efforts of existing legislation requiring online retailers to collect and remit sales tax. If unexpected sales tax obligations are successfully imposed upon us or our clients by a state or other jurisdiction, we or our clients could be exposed to substantial tax liabilities for past sales and fines and penalties for failure to collect sales taxes and we or our clients could suffer decreased sales in that state or jurisdiction as the effective cost of purchasing goods from or through us increases for those residing in that state or jurisdiction. This imposition of sales tax may also be enforced on companies providing software as a service (SaaS), information services, data processing services, and maintenance, to name a few. As we provide such services, we may become subject to sales tax in each state where we provide services.
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
We provide services to a U.S. government agency under a contract that provides the agency with the right to audit and review our performance under the contract, our pricing practices, our cost structure, and our compliance with applicable laws, regulations and standards. If a government audit determines that we are in breach of our contractual terms, or have engaged in improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of the contract, suspension of payments, or disqualification from continuing to do business, or bidding on new business, with this agency and other federal agencies.
If our internal controls are ineffective, our operating results could be adversely affected.
Our internal controls over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.
We are investing in technology to manage these reporting requirements. Implementing the appropriate changes to our internal controls may distract our officers and employees, result in substantial costs if we implement new processes or modify our existing processes and require significant time to complete. Any difficulties or delays in implementing these controls could impact our ability to timely report our financial results. In addition, we currently rely on a manual process in some areas which increases our exposure to human error or intervention in reporting our financial results. For these reasons, we may encounter difficulties in the timely and accurate reporting of our financial results, which could impact our ability to provide our investors with information in a timely manner. As a result, our investors could lose confidence in our reported financial information, and our stock price could decline.
Risks related to our Financial Position and Capital Needs
We operate with significant levels of indebtedness and are required to comply with certain financial and non-financial covenants; and we have guaranteed certain indebtedness and obligations of our subsidiaries.
As of December 31, 2019, our total credit facilities outstanding, including debt, finance lease obligations and our vendor accounts payable related to financing of Ricoh product inventory for a client, were approximately $40.8 million. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross-default provisions applicable to other agreements. Certain of these covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. A non-renewal, default under or acceleration of any of our credit facilities may have a material adverse impact upon our business and financial condition. We have guaranteed most of the indebtedness of our subsidiary Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so.
Our business and future growth depend on our continued access to bank and commercial financing.
Our business and future growth currently depend on our ability to access bank, vendor and commercial lines of credit, including a line of credit facility provided by various banks  that provided for an aggregate of up to approximately $60.0 million of financing as of December 31, 2019, with an accordion feature providing for a potential of additional $20.0 million. This line of credit currently matures in November 2023 and is secured by substantially all our assets. Our ability to maintain, renew or replace our bank, vendor and commercial financing depends upon various factors, including the availability of bank loans and commercial credit in general, as well as our financial condition and prospects. Therefore, we cannot guarantee that these credit facilities will continue to be available beyond their current maturities on reasonable terms or at all. Our inability to maintain, renew or replace our credit facilities or find alternative financing could have a material adverse effect on our business, financial condition, operating results and cash flow.
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
Goodwill represented approximately 22% of our total assets as of December 31, 2019. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. We are required to test goodwill for impairment annually and when factors or indicators become apparent that could reduce the fair value of any of our reporting units below its book value. Such factors requiring an interim test for impairment include financial performance indicators, such as negative or declining cash flows or a decline in actual or planned revenue or earnings, and a sustained decrease in share price. A significant downward revision in the fair value of one or more of our business units that causes the carrying value to exceed the fair value could cause goodwill to be considered impaired and could result in a non-cash impairment charge in our consolidated statement of operations.
If our estimates relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, allowance for uncollectible accounts receivable, accounting for property, plant and equipment and definite-lived assets, stock-based compensation, income taxes and other contingencies. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Common Stock.
We may experience additional costs and uncertainties from the LIBOR phase-out.
The London Interbank Offered Rate (“LIBOR”) is commonly used as benchmark for rates across a wide range of financial products and instruments, however, financial regulators are transitioning away from the use of LIBOR by the end of 2021. As a result, we anticipate certain risks associated with this transition, including market uncertainty and disruptions, particularly with our existing debt instruments and equipment financings. We are working to review and address the potential issues in our existing debt instruments and equipment financings for substitutions, as well as revisit our accounting policies.
Our expenses could be adversely impacted by increases in healthcare costs.
We provide healthcare benefits to our employees. Increased costs of providing such benefits, including potential impact from modifications to healthcare legislation and related regulations, could materially impact our future healthcare costs, which could adversely affect our results and cash flow.
Risks Related to Our Stock and/or Stockholders
Institutional shareholders hold a significant amount of our common stock and these shareholders may have conflicts of interests with the interests of our other shareholders.
As of December 31, 2019, institutional investors (including transcosmos, Inc., our largest shareholder) own or control approximately 78% of the voting power of our common stock. The interests of these shareholders may differ from our other shareholders in material respects. This concentration of voting power of our common stock may make it difficult for our other shareholders to approve or defeat matters that may be submitted for action by our shareholders, including the election of directors and amendments to our Certificate of Incorporation or Bylaws. This also may have the effect of deterring, delaying, or preventing a change in control, even when such a change in control could benefit our other shareholders. These shareholders may have the power to exert significant influence over our affairs in ways that may be adverse to the interests of our other shareholders.
The market price of our common stock may be volatile. You may not be able to sell your shares at or above the price at which you purchased such shares.

The trading price of our common stock may be subject to wide fluctuations in response to quarter-to-quarter fluctuations in operating results, announcements of material adverse events, general conditions in our industry or the public marketplace and other events or factors, including the thin trading of our common stock. In addition, stock markets have experienced extreme price and trading volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many technology-related companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. Further, our market price may be impacted by our inability to maintain or comply with the Nasdaq Stock Market LLC (“Nasdaq”) listing requirements, which could include reduction in our market price or delisting of our stock.
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
Provisions of our certificate of incorporation, our bylaws, our shareholder rights plan and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. For example, our certificate of incorporation permits our Board of Directors to issue one or more series of preferred stock, which may have rights and preferences superior to those of the common stock. The ability to issue preferred stock could have the effect of delaying or preventing a third party from acquiring us. We have also adopted a shareholder rights plan. These provisions could discourage takeover attempts and could materially adversely affect the price of our stock. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit large shareholders from consummating a merger with, or acquisition of us. These provisions may prevent a merger or acquisition that could be attractive to shareholders and could limit the price investors would be willing to pay in the future for our common stock.
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
Our headquarters are located in Allen, Texas, a Dallas suburb, which is utilized by both operating segments. In the U.S., we operate a distribution facility in Memphis, Tennessee, with aggregate space of more than 442,000 square feet. We also operate three additional distribution facilities totaling an aggregate of approximately 757,000 square feet in Southaven, Mississippi. These facilities are located approximately ten miles from the Memphis International Airport. These distribution facilities are used by the PFS Operation segment.

Internationally, we operate a distribution complex in Liège, Belgium with approximately 156,000 square feet, distribution operations in Ontario, Canada with approximately 92,000 square feet, and distribution operations in Southampton, U.K. with approximately 107,000 square feet. These distribution centers predominantly relate to the operations of the PFS Operations segment.
We also operate facilities in Bangalore, India and Basingstoke, U.K., utilized by both the LiveArea and PFS Operations segments, and in London, U.K. and Sofia, Bulgaria, primarily used by the LiveArea segment. Each of these facilities provide primarily technology development, operations and administrative support.
LiveArea offices are operated in Raleigh, North Carolina, New York City, New York and St. Louis Park, Minnesota.
We operate customer service centers in our facilities in Dallas, Texas, Liège, Belgium, Basingstoke, U.K., and Ontario, Canada, utilized for the PFS Operations segment. Our call center technology permits the automatic routing of calls to available customer service representatives in several of our call centers.
We lease our headquarters, all of our distribution and other facilities under third party leases that generally contain one or more renewal options.
We believe that our facilities are suitable for their purpose, adequate to support their businesses and are in good operating condition.

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
As of March 10, 2020, there were 92 record holders of the common stock.
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

Item 6.	Selected Financial Data
Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
We believe the following discussion and analysis provides information that is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K. This Management’s Discussion and Analysis will help you understand:
•Key events during 2019;
•Our results of operations for 2019, as well as certain projections for the future;
•Our liquidity and capital resources;
•The impact of recently issued accounting standards on our financial statements; and
•Our critical accounting policies and estimates.
Key Events

•
We adopted Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”) on January 1, 2019 and applied the modified retrospective approach for the transition. Under the modified retrospective approach, the cumulative effect of applying the new standard was recorded at January 1, 2019 for active leases. Therefore, results for the years ended December 31, 2019 and 2018 may not be comparable.

•
Two of the company’s clients filed for bankruptcy in the first half of 2019 leading to reduced revenues and excess capacity. These clients were serviced by PFS Operations. Results are expected to improve in 2020.

•	New executive leadership was appointed to LiveArea in 2019 to improve sales growth and marketing strategy. Results are expected to improve in 2020.
Overview
We are a global commerce services company. We manage the entire commerce customer experience for major branded manufacturers and retailers through two business segments, LiveArea Professional Services and PFS Operations.  LiveArea provides a comprehensive set of services to support and improve B2B, B2C and B2B2C digital and physical shopping experiences or eCommerce. Service areas include eCommerce strategy and consulting, omni-channel experience design, digital marketing, data strategy and technology services including development and system integration. PFS Operations provides services to support and improve the physical experience, such as order management, order fulfillment, customer care and payment services. We offer our services on an a la carte basis or as a complete end-to-end solution.
Service Fee Model. We refer to our standard seller services financial model as the Service Fee model. In this model, our clients own the inventory, are the merchants of record, and engage us to provide various infrastructure, technology and digital agency services in support of their business operations. We offer our services as an end-to-end solution, which enables our clients to outsource their complete eCommerce needs to a single source and focus on their core competencies, though clients are also able to select individual or groupings of our various service offerings on an à la carte basis.
We currently provide services to clients that operate in a range of vertical markets across B2C, B2B and B2B2C. These services include health, fragrance and beauty products; cosmetics; fashion apparel and accessories; luxury goods; CPG; coins and collectibles; home furnishings and housewares; consumer electronics; QSR; telecommunications; technology manufacturing; computer and office products; and others. In the Service Fee model, we typically charge for our services on a time and material basis, a cost-plus basis, a percent of shipped revenue basis, project or retainer basis for our professional services or a per transaction basis, such as a per labor hour basis for web-enabled customer contact center services and a per-item basis for fulfillment services. Additional fees are billed for other services. We price our services based on a variety of factors, including, but not limited to, the depth and complexity of the services provided, the amount of capital expenditures or systems customization required, order volume, geography served and the length of contract.
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
Currently, we are targeting growth within our Retail model through relationships with clients under which we can record service fee revenue in our consolidated statement of operations. These relationships are often driven by the sales and marketing efforts of the manufacturers and third-party sales partners. In addition, as a result of certain operational restructuring of its business, our primary client relationship operating in the Retail model, Ricoh, has implemented, and will continue to implement, certain changes in the sale and distribution of Ricoh products. The changes have resulted, and are expected to continue to result, in reduced product revenues and profitability under our Retail model.
Growth is a key element to achieving our future goals, including achieving and maintaining sustainable profitability. Growth in our company is driven by two main elements: new client relationships and organic growth from existing clients. Within our LiveArea segment, we primarily focus our sales efforts on engaging with brands, retailers, manufacturers and partnerships with various software platform companies to perform discrete commerce projects such as website and mobile design, platform selection and platform implementation and system integration efforts.  We also focus our LiveArea sales efforts on engaging with brands, retailers and manufacturers to provide ongoing services such as digital marketing retainers, data strategy and technology. In addition,

LiveArea’s orchestrated services is a coordinated effort across all service lines and goes beyond a traditional managed services offering. LiveArea’s orchestrated services offering is integrated into an array of services to optimize, manage, and protect commerce technology. Within our PFS Operations segment, we primarily focus our sales efforts on larger contracts with brand-name companies within four primary target markets, health and beauty, home goods and collectibles, fashion, and consumer packaged goods. Within both segments, we focus our sales efforts on both new clients and also on existing clients where we believe opportunity exists to expand a client relationship to include additional services within the segment, across segments and/or across multiple geographies.  We continue to monitor and control our costs to focus on profitability. While we are targeting our new service fee contracts to yield incremental gross profit, we also expect to incur incremental investments in technology development, operational and support management and sales and marketing expenses to help generate growth. We also look for growth opportunities across both LiveArea and PFS Operations to explore end-to-end solutions, as well as additional a la carte projects building on our existing relationships.
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
Selling, General and Administrative expenses - consist of expenses such as compensation, related expenses for sales and marketing staff, distribution costs (excluding freight) applicable to certain Retail model engagements, executive, management and administrative personnel and other overhead costs, including certain occupancy and information technology costs, and depreciation and amortization expenses and acquisition related, restructuring and other costs.
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

Operating Results
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenues (in thousands, except percentages):

			Change		% of Net Revenues
	2019	2018	$	%	2019		2018
Revenues
Service fee revenue	$214,382	$230,484	$(16,102)	(7.0)%	72.9%		70.7%
Product revenue, net	26,613	34,350	(7,737)	(22.5)%	9.1%		10.5%
Pass-through revenue	53,027	61,326	(8,299)	(13.5)%	18.0%		18.8%
Total revenues	294,022	326,160	(32,138)	(9.9)%	100.0%		100.0%
Cost of Revenues
Cost of service fee revenue	141,616	146,827	(5,211)	(3.5)%	66.1%	(1)	63.7%
Cost of product revenue	25,158	32,710	(7,552)	(23.1)%	94.5%	(2)	95.2%
Pass-through cost of revenue	53,027	61,326	(8,299)	(13.5)%	100.0%	(3)	100.0%
Total costs of revenues	219,801	240,863	(21,062)	(8.7)%	74.8%		73.8%
Service fee gross profit	72,766	83,657	(10,891)	(13.0)%	33.9%	(1)	36.3%
Product revenue gross profit	1,455	1,640	(185)	(11.3)%	5.5%	(2)	4.8%
Pass-through gross profit	—	—	—	—	—	(3)	—
Total gross profit	74,221	85,297	(11,076)	(13.0)%	25.2%		26.2%
Selling General and Administrative expenses	73,334	78,800	(5,466)	(6.9)%	24.9%		24.2%
Income from operations	887	6,497	(5,610)	(86.3)%	0.3%		2.0%
Interest expense, net	1,896	2,499	(603)	(24.1)%	0.6%		0.8%
Income (loss) from operations before income taxes	(1,009)	3,998	(5,007)	(125.2)%	(0.3)%		1.2%
Income tax expense, net	1,161	2,770	(1,609)	(58.1)%	0.4%		0.8%
Net income (loss)	$(2,170)	$1,228	$(3,398)	(276.7)%	(0.7)%		0.4%

(1)	Represents the measure as a percent of Service fee revenue.

(2)	Represents the measure as a percent of Product revenue, net.

(3)	Represents the measure as a percent of Pass-through revenue.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Segment Operating Data
PFS Operations (in thousands, except percentages)

	Year Ended December 31,
	2019	2018	Change	Change, %
Revenues:
Service fee revenue	$139,490	$148,072	$(8,582)	(6)%
Product revenue, net	26,613	34,350	(7,737)	(23)%
Pass-through revenue	50,296	59,314	(9,018)	(15)%
Total revenues	$216,399	$241,736	$(25,337)	(10)%
Costs of revenues:
Cost of service fee revenue	101,108	105,155	(4,047)	(4)%
Cost of product revenue	25,158	32,710	(7,552)	(23)%
Cost of pass-through revenue	50,296	59,314	(9,018)	(15)%
Total costs of revenues	$176,562	$197,179	$(20,617)	(10)%
Gross profit	$39,837	$44,557	$(4,720)	(11)%
Direct operating expenses	28,292	25,611	2,681	10%
Direct contribution	$11,545	$18,946	$(7,401)	(39)%
PFS Operations total revenues for the year ended December 31, 2019 decreased by $25.3 million compared with 2018. Service fee revenue decreased by $8.6 million due to the impact of a client bankruptcy, which accounted for $8.5 million of the decrease, as well as the impact of certain client terminations, partially offset by new and expanded client relationships. Product revenue, net, decreased by $7.7 million due to the revenue stream being primarily dependent on one client, which restructured its operations and discontinued certain product lines which has resulted, and is expected to continue to result, in reduced product revenue activity.  Pass-through revenue decreased primarily due to a client transitioning their freight activity to a direct carrier relationship as well as the impact of client terminations, partially offset by growth from new and existing clients.
PFS Operations gross margin remained constant at 18.4% for the year ended December 31, 2019 compared to 2018. The gross margin in 2019 was favorably impacted by revenue mix due to the reduced levels of lower gross margin product revenue and pass-through revenue activity, which was offset by the impact of decreased gross margins in our fulfillment revenues.
Direct operating expenses increased by $2.7 million for the year ended December 31, 2019 compared to 2018. The increase was primarily due to increased sales and marketing costs, increased facility related costs and a higher provision for doubtful accounts due to client bankruptcies, partially offset by other cost reductions.
LiveArea Professional Services (in thousands, except percentages)

	Year Ended December 31,
	2019	2018	Change	Change, %
Revenues:
Service fee revenue	$74,892	$82,413	$(7,521)	(9)%
Pass-through revenue	2,731	2,011	720	36%
Total revenues	$77,623	$84,424	$(6,801)	(8)%
Costs of revenues:
Cost of service fee revenue	40,508	41,669	(1,161)	(3)%
Cost of pass-through revenue	2,731	2,011	720	36%
Total costs of revenues	$43,239	$43,680	$(441)	(1)%
Gross profit	$34,384	$40,744	$(6,360)	(16)%
Direct operating expenses	25,137	30,487	(5,350)	(18)%
Direct contribution	$9,247	$10,257	$(1,010)	(10)%
LiveArea revenues for the year ended December 31, 2019 decreased by $6.8 million compared with 2018. The decreases in revenues are primarily due to reduced technology services project activity, as well as client terminations.
LiveArea gross margin decreased to 44.3% from 48.3% for the year ended December 31, 2019 compared with the corresponding period in 2018. The decrease in gross margin is primarily attributable to increased labor costs, including higher than expected costs incurred on certain client projects. The LiveArea Professional Services revenue and gross margin were partially impacted by increased monies earned on direct and indirect technology related product sales.
Direct operating expenses decreased by $5.4 million for the year ended December 31, 2019 compared to 2018. The decreases were primarily due to lower personnel costs attributable to our cost reduction efforts in response to a reduction in LiveArea revenues as well as reduced amortization of intangible assets of $0.9 million.
Corporate (in thousands, except percentages)

	Year Ended December 31,
	2019	2018	Change	Change, %
Unallocated corporate expenses	$19,905	$22,706	$(2,801)	(12)%
Unallocated corporate expenses decreased by $2.8 million for the months ended December 31, 2019 compared to 2018. This was primarily due to reduced restructuring and other costs of $1.4 million, a decrease in stock-based compensation expenses and reduced tax related expenses. Stock-based compensation was lower in 2019 due to the annual executive grants not being issued. As a result, we would expect 2020 to include a grant that takes this into account.
Income Taxes
During the twelve months ended December 31, 2019, we recorded a tax provision comprised primarily of $0.2 million related to the majority of our international operations, $0.5 million related to state income taxes, and $0.5 million associated with the tax amortization of goodwill in relation to one of our prior acquisitions. A valuation allowance has been provided for the majority of our domestic net deferred tax assets, which are primarily related to our net operating loss carryforwards, and for certain foreign deferred tax assets.
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
To obtain additional financing in the future, in addition to our current cash position, we may evaluate various financing alternatives including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities or entering into new debt agreements. No assurances can be given we will be successful in obtaining any additional financing or the terms thereof.
Our cash position decreased in 2019 primarily due to payments made applicable to capital expenditures and debt obligations, partially offset by cash generated from operating activities.
Cash Flows from Operating Activities
During 2019, cash provided by operations was $10.9 million, compared to $11.6 million in 2018. Cash flows from operating activities decreased primarily due to the net loss incurred in 2019, partially offset by changes in working capital for the year ended December 31, 2019 as compared to 2018.
Cash Flows from Investing Activities
Cash used in investing activities included capital expenditures of $3.8 million and $4.9 million in the years ended December 31, 2019 and 2018, respectively, exclusive of property and equipment acquired under debt and finance leases, which consisted primarily of capitalized software costs and equipment purchases.
Capital expenditures have historically consisted of additions to upgrade our management information systems, development of customized technology solutions to support and integrate with our service fee clients and general expansion and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures to support new contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate our total investment in upgrades and additions to facilities and information technology solutions and services for the upcoming twelve months, including costs to implement new clients, will be approximately $7.0 million to $9.0 million, including amounts expected to be financed through debt or finance leases. Additional capital expenditures may be necessary to support the infrastructure requirements of new clients. To maintain our current operating cash position, a portion of these expenditures may be financed through client reimbursements, debt, operating or finance leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event that we do not obtain the financing results necessary to support such investments.
Cash Flows from Financing Activities
During 2019, cash used in financing activities was $9.4 million, compared to $9.9 million in 2018.  In both years, the cash used in financing activity was primarily related to the paydown of debt and finance lease obligations.
Working Capital
During 2019, our working capital decreased to $14.3 million from $22.9 million at December 31, 2018. This decrease was primarily related to the inclusion of $8.9 million in current operating lease liabilities due to our adoption of ASC 842 in 2019.
Inventory Financing
To finance its distribution of Ricoh products in the U.S., Supplies Distributors has a short-term credit facility with IBM Credit LLC (“IBM Credit”) that provides financing for eligible inventory and certain receivables for up to $7.5 million. We have provided a collateralized guarantee to secure the repayment of this credit facility. The IBM Credit facility does not have a stated maturity and both parties have the ability to exit the facility following a 90-day notice.
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
Debt and Finance Lease Obligations
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
As of December 31, 2019 and 2018, the weighted average interest rate on the revolving loan facility was 3.96% and 4.56%, respectively. In connection with the Amended Facility, the Company paid $0.3 million of fees, which are being amortized through the life of the Amended Facility and are reflected as a net reduction in debt. The Amended Facility is secured by a lien on substantially all of the operating assets of the US entities and a pledge of 65% of the shares of certain of our foreign subsidiaries. The Amended Facility contains cross default provisions, various restrictions upon the Company’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum consolidated fixed charge ratio and a maximum consolidated leverage ratio.
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
To the extent we fail to comply with our debt covenants, including the financial covenant requirements and we are not able to obtain a waiver, the lenders would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral. An acceleration of the repayment of our credit facility obligations may have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all such obligations. As of December 31, 2019, we were in compliance with all debt covenants. Further, non-renewal of any of our credit facilities may have a material adverse impact on our business and financial condition.
Off-Balance Sheet Arrangements
There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
New Accounting Pronouncements
See Note 2 “Significant Accounting Policies” to the consolidated financial statements in Item 8 of Part II of this 10-K for our discussion about new accounting pronouncements adopted and those pending.
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
Revenue Recognition
We derive revenue primarily from services provided under contractual arrangements with our clients or from the sale of products under our distributor agreements. We recognize revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers ("ASC 606"), when control of the promised goods or services is transferred to our clients and customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services.
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
The Company may execute more than one contract or agreement with a single customer. The separate contracts or agreements may be viewed as one combined arrangement or separate agreements for revenue recognition purposes. In order to reach appropriate conclusions regarding whether such agreements should be combined, the Company evaluates whether the agreements were negotiated as a package with a single commercial objective, whether the amount of consideration to be paid in one agreement depends on the price and/or performance of another agreement, or whether the good or services promised in the agreements represent a single performance obligation. The conclusions reached can impact the identification of distinct performance obligations, allocation of the transaction price to each performance obligation and the timing of revenue recognition related to those arrangements
Our service fee revenue primarily relates to our order to cash, fulfillment, customer care, consulting, design, digital marketing and technology services.
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
Long-Lived Assets, Goodwill and Intangible Assets
Long-lived assets include property, intangible assets, goodwill and certain other assets. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. Additionally, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We review goodwill for impairment at least annually, on October 1. We record impairment losses in the period in which we determine the carrying amount is not recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. This may require us to make judgments regarding long-term forecasts of our future revenues and costs related to the assets subject to review.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
PFSweb, Inc.
505 Millennium Dr.
Allen, TX 75013
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of PFSweb, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 13, 2020 expressed an unqualified opinion thereon.
Change in Accounting Principle
As discussed in Notes 2 and 12 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.
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
Dallas, Texas
March 13, 2020

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31
(In thousands, except share data)

	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,434	$15,419
Restricted cash	214	207
Accounts receivable, net of allowance for doubtful accounts of $1,071 and $585 at December 31, 2019 and December 31, 2018, respectively	72,262	72,415
Inventories, net of reserves of $291 and $298 at December 31, 2019 and December 31, 2018, respectively	3,281	6,090
Other receivables	3,324	4,014
Prepaid expenses and other current assets	6,954	6,943
Total current assets	98,469	105,088
PROPERTY AND EQUIPMENT, net	18,436	21,496
OPERATING LEASE RIGHT-OF-USE ASSETS, net	36,403	—
IDENTIFIABLE INTANGIBLES, net	1,135	1,803
GOODWILL	45,393	45,185
OTHER ASSETS	3,772	3,501
Total assets	$203,608	$177,073
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$44,640	$47,580
Accrued expenses	21,625	24,623
Current portion of operating lease liabilities	8,904	—
Current portion of long-term debt and finance lease obligations	2,971	2,610
Deferred revenue	6,058	7,328
Total current liabilities	84,198	82,141
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS, less current portion	34,829	39,348
DEFERRED REVENUE, less current portion	1,398	1,927
DEFERRED RENT	—	4,625
OPERATING LEASE LIABILITIES	33,295	—
OTHER LIABILITIES	3,046	2,449
Total liabilities	156,766	130,490

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 19,465,877 and 19,294,296 issued at December 31, 2019 and December 31, 2018, respectively; and 19,432,410 and 19,260,829 outstanding at December 31, 2019 and December 31, 2018, respectively	19	19
Additional paid-in capital	158,192	155,455
Accumulated deficit	(109,943)	(107,773)
Accumulated other comprehensive loss	(1,301)	(993)
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	46,842	46,583
Total liabilities and shareholders’ equity	$203,608	$177,073
The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31
(In thousands, except per share data)

	2019	2018
REVENUES:
Service fee revenue	$214,382	$230,484
Product revenue, net	26,613	34,350
Pass-through revenue	53,027	61,326
Total revenues	294,022	326,160
COSTS OF REVENUES:
Cost of service fee revenue	141,616	146,827
Cost of product revenue	25,158	32,710
Cost of pass-through revenue	53,027	61,326
Total costs of revenues	219,801	240,863
Gross profit	74,221	85,297
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	73,334	78,800
Income from operations	887	6,497
INTEREST EXPENSE, net	1,896	2,499
Income (loss) from operations before income taxes	(1,009)	3,998
INCOME TAX EXPENSE	1,161	2,770
NET INCOME (LOSS)	$(2,170)	$1,228

NET INCOME (LOSS) PER SHARE:
Basic	$(0.11)	$0.06
Diluted	$(0.11)	$0.06
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	19,449	19,203
Diluted	19,449	19,826
COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(2,170)	$1,228
Foreign currency translation adjustment, net of taxes	(308)	(1,063)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(2,478)	$165
The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2017	19,058,685	$19	$150,614	$(109,281)	$70	33,467	$(125)	$41,297
Net income	—	—	—	1,228	—	—	—	1,228
Impact of the adoption of new accounting pronouncement	—	—	—	280	—	—	—	280
Stock-based compensation expense	—	—	4,032	—	—	—	—	4,032
Exercise of stock options	68,698	—	350	—	—	—	—	350
Issuance of restricted stock	89,915	—	—	—	—	—	—	—
Tax withholding on restricted stock	—	—	(363)	—	—	—	—	(363)
Shares issued related to acquisitions	76,998	—	822	—	—	—	—	822
Foreign currency translation adjustment, net of taxes	—	—	—	—	(1,063)	—	—	(1,063)
Balance, December 31, 2018	19,294,296	19	155,455	(107,773)	(993)	33,467	(125)	46,583
Net loss	—	—	—	(2,170)	—	—	—	(2,170)
Stock-based compensation expense	—	—	3,027	—	—	—	—	3,027
Exercise of stock options	9,500	—	14	—	—	—	—	14
Issuance of restricted stock	162,081	—	—	—	—	—	—	—
Tax withholding on restricted stock	—	—	(304)	—	—	—	—	(304)
Foreign currency translation adjustment, net of taxes	—	—	—	—	(308)	—	—	(308)
Balance, December 31, 2019	19,465,877	$19	$158,192	$(109,943)	$(1,301)	33,467	$(125)	$46,842
The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
(In thousands)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,170)	$1,228
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,367	11,367
Amortization of debt issuance costs	79	144
Provision for doubtful accounts	1,016	154
Provision for excess and obsolete inventory	(3)	123
Loss on disposition of fixed assets	133	62
Loss on early extinguishment of debt	—	144
Deferred income taxes	476	244
Stock-based compensation expense	3,027	4,032
Changes in operating assets and liabilities:
Accounts receivable	(894)	(1,525)
Inventories	2,811	(890)
Prepaid expenses, other receivables and other assets	8,173	1,294
Deferred rent	—	(742)
Operating leases	(7,112)	—
Trade accounts payable, deferred revenue, accrued expenses and other liabilities	(5,044)	(4,070)
Net cash provided by operating activities	10,859	11,565

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,912)	(4,936)
Proceeds from sale of property and equipment	159	54
Net cash used in investing activities	(3,753)	(4,882)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	14	350
Taxes paid on behalf of employees for withheld shares	(304)	(363)
Payments on performance-based contingent payments	—	(849)
Payments on finance lease obligations	(1,644)	(2,505)
Payments on term loan	—	(27,000)
Payments on revolving loan	(148,331)	(126,743)
Borrowings on revolving loan	143,031	149,010
Debt issuance costs	—	(283)
Payments on other debt	(3,274)	(1,556)
Borrowings on other debt	1,105	—
Net cash used in financing activities	(9,403)	(9,939)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(681)	(410)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,978)	(3,666)

Cash and cash equivalents, beginning of period	15,419	19,078
Restricted cash, beginning of period	207	214
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	15,626	19,292

Cash and cash equivalents, end of period	12,434	15,419
Restricted cash, end of period	214	207
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$12,648	$15,626
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$910	$2,641
Cash paid for interest	1,917	2,237
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and finance leases	2,956	2,590
Performance-based contingent payments through stock issuance	—	822
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
PFSweb is a global provider of omni-channel commerce solutions, including a broad range of technology, infrastructure and professional services, to major brand name companies and others seeking to optimize their supply chain and to enhance their online and traditional business channels and initiatives in the United States, Canada and Europe. PFSweb’s service offerings include website design, creation and integration, digital agency and marketing, eCommerce technologies, order management, customer care, logistics and fulfillment, financial management and professional consulting.
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
Estimates and assumptions about future events and their effects cannot be determined with certainty. The Company bases its estimates on historical experience and various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as the operating environment changes. These changes have been included in the consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. Based on a critical assessment of accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes the Company’s consolidated financial statements are fairly stated in accordance with US GAAP and provide a fair presentation of the Company’s financial position and results of operations.

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
Variable consideration contained within our contracts includes discounts, rebates, incentives, penalties and other similar items. When a contract includes variable consideration, the Company estimates the variable consideration to determine whether any of it needs to be constrained. The Company includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We estimate variable consideration and constraints based on our review of the contract terms and conditions. Variable consideration and constraint amounts are the most likely amounts based on our history with the customer. If no history is available, then we will recognize the most likely amount based on the range of possible consideration amounts. Variable consideration was not significant for the years ended December 31, 2019 and 2018 or any other reporting period presented. Variable consideration and constraints are updated at each reporting date.
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
Incremental costs to obtain a contract (such as sales commissions) are expensed when incurred when the amortization period is 1 year or less; otherwise, incremental contract costs are expensed over time as promised goods and services are transferred to a customer. Recurring operating costs for contracts with customers are recognized as incurred. Certain eligible, nonrecurring costs incurred in the initial phases of our contracts are capitalized when such costs (1) relate directly to the contract, (2) generate or enhance resources that will be used in satisfying the performance obligation in the future and (3) are expected to be recovered. Capitalized amounts are monitored regularly for impairment.
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
The Company may execute more than one contract or agreement with a single customer. The separate contracts or agreements may be viewed as one combined arrangement or separate agreements for revenue recognition purposes. In order to reach appropriate conclusions regarding whether such agreements should be combined, the Company evaluates whether the agreements were negotiated as a package with a single commercial objective, whether the amount of consideration to be paid in one agreement depends on the price and/or performance of another agreement, or whether the good or services promised in the agreements represent a single performance obligation. The conclusions reached can impact the identification of distinct performance obligations, allocation of the transaction price to each performance obligation and the timing of revenue recognition related to those arrangements
For contracts recognized over time, we recognize the estimated loss to the extent the project has been completed based on actual hours incurred compared to the total estimated hours.  A loss is recognized when the current estimate of the consideration we expect to receive, modified to include any variable consideration, is less than the current estimate of total costs for the contract.
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
Practical expedients
The standard allows entities to use several practical expedients, including the as-invoiced practical expedient, determining whether a significant financing component exists, treatment of sales and usage-based taxes, and the recognition of certain incremental costs of obtaining a contract with a client or customer. Contracts of less than a year with a financing component will be expensed in that period as a practical expedient. Our current contracts do not have a financing component. Commissions on contracts of less than one year will be expensed as a practical expedient.  Commissions will be capitalized on contracts over one year. As of December 31, 2019 and 2018, we did not have any material commissions on contracts in excess of one year.  We also present our revenues net of sales and usage-based tax as a practical expedient.
Contract modifications
Contract modifications are routine in our industry. For each modification, the Company assesses whether the modification changes the scope and or price of the original agreement and whether those changes are commensurate with stand-alone selling price. Based on the results of this assessment, the Company either accounts for the modification as a separate contract, as a change in the original contract, or as a termination of the old contract and creation of a new contract in accordance with Accounting Standards Codification (“ASC”) 606-10-25-12.
Concentration of Business and Credit Risk
During 2019, two clients contributing to both the PFS Operations and LiveArea business segments represented more than 10% of the Company’s consolidated total revenues. The largest client represented $40.6 million, or 14%, of consolidated total revenues. The second largest client represented $29.5 million, or 10%, of consolidated total revenues. There were no other such concentrations in 2019. During 2018, one product customer or service fee client relationship represented more than 10% of the Company’s consolidated total revenues. As of December 31, 2019, one client exceeded 10% of the Company’s total accounts receivable. As of December 31, 2018, no client exceeded 10% of the Company’s total accounts receivable.
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
Leases
We account for leases in accordance with ASC 842, Leases. Lease assets and liabilities are recognized at the commencement date of an arrangement where it is determined at inception that a lease exists. Lease assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are initially recognized based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at the lease commencement date to discount payments to the present value. Some of these leases contain rent escalation clauses either fixed or adjusted periodically for inflation or market rates that are factored into our determination of lease payments. We also have variable lease payments that do not depend on a rate or index, primarily for items such as common area maintenance and real estate taxes, which are recorded as variable cost when incurred. The lease asset excludes incentives and initial direct costs incurred. Lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.
Our operating leases are included in operating lease right-of-use assets, current portion of operating lease liabilities and operating lease liabilities on the consolidated balance sheets. Our finance leases are included in property and equipment, long-term debt and finance lease obligations and current portion of long-term debt and finance lease obligations on the consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets. The expense for these short-term leases and operating leases is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components and have elected to combine as a single lease component. In addition, we utilized the portfolio approach to group leases with similar characteristics and did not use hindsight to determine lease term.
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill and other intangible assets with indefinite lives are not amortized to operations, but instead are reviewed for impairment at least annually on October 1, or more frequently when there is an indicator of impairment. Goodwill impairment exists when a reporting unit’s goodwill carrying value exceeds its implied fair value. The Company has no intangible asset with indefinite useful lives, other than goodwill.

Accounting Standards Update (“ASU”) Topic 350: Testing Goodwill for Impairment (“ASU Topic 350”) permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying a two-step goodwill impairment test. This qualified assessment is referred to as “Step 0.” When performing Step 0, an entity evaluates relevant events and circumstances, including but not limited to, macroeconomic conditions, industry and market conditions, overall financial performance, reporting unit specific events and entity specific events. If, after completing Step 0, an entity concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it would not be required to perform a two-step impairment test for that reporting unit.
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
Foreign Currency Translation and Transactions
The functional currency of each of the Company’s foreign subsidiaries is local currency. Assets and liabilities are translated at exchange rates in effect at the end of the period and income and expense items are translated at the average exchange rates on a monthly basis. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income (loss) in the consolidated statements of shareholders’ equity.
The Company includes currency gains and losses on short-term intercompany advances in the determination of net income and loss. The Company reports gains and losses on intercompany foreign currency transactions that are of a long-term investment nature as a component of accumulated other comprehensive income (loss) in the consolidated statements of shareholders’ equity.
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
The carrying value of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, other receivables, trade accounts payable and debt, approximate their fair values at December 31, 2019 and 2018 based on short terms to maturity or current market prices and interest rates or observable inputs such as quoted prices in active markets.
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
Impact of Recently Issued Accounting Standards
Pronouncements Recently Adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases ("ASU 2016- 02"), which requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. In July 2018, the FASB issued additional authoritative guidance providing companies with an optional transition method to use the effective date of ASU 2016-02 as the date of initial application of transition and not restate comparative periods. We adopted the standard on January 1, 2019 using this optional transition method. As such, prior periods have not been recast under the new standard. We elected the package of practical expedients, which allows us to carry forward historical lease classification, the practical expedient to not separate non-lease components from lease components and the short-term lease accounting policy election as defined in ASU 2016-02. These practical expedients have been applied to all classes of underlying assets. We implemented internal controls and a lease accounting software to enable the preparation of financial information on adoption. The standard had a material impact on our consolidated balance sheets but did not have an impact on the consolidated statements of operations and comprehensive income (loss) and had no impact on cash provided by or used in operating, investing or financing activities on our consolidated statements of cash flows. The most significant impact was the recognition of right-of-use assets of $40.8 million and operating lease liabilities of $46.5 million for operating leases at adoption date. The difference between the right-of-use assets and operating lease liabilities was recorded as an adjustment to deferred rent (lease incentives). The adoption of ASU 2016-02 had substantially no impact on our finance leases.
Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019 for all public entities, excluding smaller reporting companies, and after December 15, 2022 for smaller reporting companies. It requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. We will adopt ASU 2016-13 on January 1, 2023. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.
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
In August 2018, the FASB issued ASU No. 2018-15 "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract; Disclosures for Implementation Costs Incurred for Internal-Use Software and Cloud Computing Arrangements" (“ASU 2018-15”), which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC Subtopic 350-40, in order to determine which costs to capitalize and recognize as an asset. ASU 2018-15 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019 and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. We will adopt on January 1, 2020 on a prospective basis. We are currently in the process of evaluating the impact of the adoption of ASU 2018-15 but do not expect the adoption to have a material impact on our consolidated financial statements.
3. Acquisition
On August 5, 2015, we acquired substantially all of the assets and assumed substantially all of the liabilities, in each case, other than certain specified assets and liabilities, of CrossView an eCommerce systems integrator and provider of a wide range of eCommerce services in the U.S. and Canada.  Consideration paid by us included an initial cash payment of $30.7 million and 553,223 unregistered shares of our common stock.  In addition, the purchase agreement provided for future earn-out payments (“CrossView Earn-out Payments”) payable in 2016, 2017 and 2018 based on the achievement of certain 2016, 2017 and 2018 financial targets.  During the year ended December 31, 2018, we paid an aggregate of $4.1 million in settlement of the 2017 CrossView Earn-out Payments, of which $0.8 million was paid by the issuance of 76,998 restricted shares of our stock.  Fair value of performance-based contingent payments were based on the annual forecast for the acquired entity.  As of December 31, 2018, we had no further liability for the CrossView Earn-out Payments.  For the year ended December 31, 2018, we recognized $0.1 million of additional expense related to the change in estimated fair value of the performance-based contingent payments liability. For the year ended December 31, 2018, we paid $2.4 million of cash in excess of the original estimate for performance-based contingent payment liability at acquisition date for the CrossView Earn-out Payment.  This payment is shown under changes in trade accounts payable, deferred revenue, accrued expenses and other liabilities within operating activities of our consolidated statements of cash flows.
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
Our performance obligations for the PFS Operations segment (“PFS Operations”), includes order to cash, fulfillment and customer care services and for the LiveArea Professional Services segment (“LiveArea”), include consulting, design, digital marketing and technology services. For arrangements with multiple distinct performance obligations, we allocate consideration among the performance obligations based on their relative standalone selling price. Standalone selling price is the price at which we would sell a promised good or service separately to our client and customers.
We typically price our professional services contracts on either a time and materials, fixed-price or a cost-plus margin basis.
For fixed-price arrangements, we typically recognize revenue based on the input method, as we believe that hours expended over time proportionately, based on actual hours to budgeted hours during the period, provides the most relevant measure of progress for these contracts. For time and materials contracts, we recognize revenue monthly based on the actual hours worked at the labor rates by job category and cost of materials plus margin.  We recognize revenue for a performance obligation satisfied over time only if we can reasonably measure our progress toward complete satisfaction of the performance obligation. In some circumstances (for example, in the early stages of a contract), we may not be able to reasonably measure the outcome of a performance obligation, but we expect to recover the costs incurred in satisfying the performance obligation. In those circumstances, we shall recognize revenue only to the extent of the costs incurred until such time that we can reasonably measure the outcome of the performance obligation.
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

Remaining performance obligations represent the transaction price of firm orders for which work has not yet been performed. This amount does not include 1) contracts that are less than one year in duration, 2) contracts for which we recognize revenue based on the right to invoice for services performed, or 3) variable consideration allocated entirely to a wholly unsatisfied performance obligation. Much of our revenue qualifies for one of these exemptions. As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or more was $11.8 million. We expect to recognize revenue on approximately 87% of the remaining performance obligations in 2020, 98% through 2021 and the remaining recognized thereafter.
Contract Assets and Contract Liabilities
Contract assets primarily relate to our rights to consideration for work completed but not billed at the reporting date and costs to fulfill assets capitalized for PFS Operations implementation services. The contract assets are reclassified as receivables when the rights become unconditional. Costs to Fulfill assets related to deferred costs, which are included within other current assets, other assets and to software development costs, which are included within property and equipment in our consolidated balance sheets. The contract liabilities primarily relate to the advance consideration received from clients for contracts, including amounts received for implementation services which are not distinct performance obligations.
Our payment terms vary by the type and location of our clients and the type of services offered. The term between invoicing and when payment is due is generally not significant.
Contract balances consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Contract Assets
Trade Accounts Receivable, net	$71,183	$72,180
Unbilled Accounts Receivable	1,079	235
Costs to Fulfill	4,875	5,214
Total Contract Assets	$77,137	$77,629
Contract Liabilities
Accrued Contract Liabilities	$1,806	$535
Deferred Revenue	7,456	9,255
Total Contract Liabilities	$9,262	$9,790
Changes in costs to fulfill contract assets during the period was a decrease of $0.3 million from December 31, 2018 to December 31, 2019, primarily due to an increase of approximately $6.1 million from new projects, offset by approximately $6.4 million of amortization and recognition of costs in the year ended December 31, 2019. Changes in costs to fulfill contract assets during the period from January 1, 2018 to December 31, 2018 was a decrease of $1.2 million, primarily due to an increase of approximately $4.6 million from new projects, offset by approximately $5.8 million of amortization and recognition of costs in the year ended December 31, 2018.
Changes in contract liabilities during the period was a decrease of $0.5 million in our contract liabilities from December 31, 2018 to December 31, 2019, primarily due to an increase of approximately $10.8 million from new projects, offset by approximately $11.3 million of amortization and recognition of revenue in the year ended December 31, 2019. Contract losses for the year ended December 31, 2019 were not material. Changes in contract liabilities during the period from January 1, 2018 to December 31, 2018 was a decrease of $1.5 million in our contract liabilities, primarily due to an increase of approximately $8.1 million from new projects, offset by approximately $9.6 million of amortization and recognition of revenue in the year ended December 31, 2018. We recognized a $0.2 million contract loss for the year ended December 31, 2018.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables and customer advances and deposits (contract liabilities) on the consolidated balance sheet.
Changes in the contract asset and liability balances during the years ended December 31, 2019 and 2018 were not materially impacted by any other factors.
The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by revenue source (in thousands):

	Year Ended December 31, 2019			Year Ended December 31, 2018
	PFS Operations	LiveArea Professional Services	Total	PFS Operations	LiveArea Professional Services	Total
Revenues:
Service fee revenue	$139,490	$74,892	$214,382	$148,071	$82,413	$230,484
Product revenue, net	26,613		26,613	34,350	—	34,350
Pass-through revenue	50,296	2,731	53,027	59,315	2,011	61,326
Total revenues	$216,399	$77,623	$294,022	$241,736	$84,424	$326,160
The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by timing of revenue recognition (in thousands):

	Year Ended December 31, 2019			Year Ended December 31, 2018
	PFS Operations	LiveArea Professional Services	Total	PFS Operations	LiveArea Professional Services	Total
Revenues:
Over time	$189,786	$76,645	$266,431	$207,385	$84,274	$291,659
Point-in-time	26,613	978	27,591	34,351	150	34,501
Total revenues	$216,399	$77,623	$294,022	$241,736	$84,424	$326,160
The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by region (in thousands):

	Year Ended December 31, 2019			Year Ended December 31, 2018
	PFS Operations	LiveArea Professional Services	Total	PFS Operations	LiveArea Professional Services	Total
Revenues by region:
North America	$178,760	$68,684	$247,444	$194,496	$73,653	$268,149
Europe	37,639	8,939	46,578	47,240	10,771	58,011
Total revenues	$216,399	$77,623	$294,022	$241,736	$84,424	$326,160
5. Property and Equipment
The components of property and equipment as of December 31, 2019 and 2018 are as follows (in thousands):

	December 31,		Depreciable Life
	2019	2018
Purchased and capitalized software costs	$37,968	$36,894	2-7 years
Furniture, fixtures and equipment	29,899	28,749	2-10 years
Computer equipment	15,034	15,265	2-6 years
Leasehold improvements	15,392	14,939	2-10 years
In-process assets	1,457	1,897
	99,750	97,744
Less-accumulated depreciation and amortization	(81,314)	(76,248)
Property and equipment, net	$18,436	$21,496
Depreciation and amortization expense related to property and equipment, excluding finance leases, for the years ended December 31, 2019 and 2018 was $8.3 million and $7.6 million, respectively.
The Company’s property and equipment held under finance leases amount to approximately $1.9 million and $2.9 million, net of accumulated amortization of approximately $2.5 million and $2.8 million, at December 31, 2019 and 2018, respectively. Depreciation and amortization expense related to finance leases for the years ended December 31, 2019 and 2018 was $1.4 million and $2.2 million, respectively.
6. Goodwill and Identifiable Intangibles, Net

During 2019 goodwill increased by $0.3 million and decreased by $0.5 million in 2018 due to the impact of foreign currency translation. The Company’s annual goodwill impairment test as of October 1, 2019 was performed for all reporting units by completing a Step 1 quantitative test. Based on the result of our impairment test, the fair values of our reporting units exceed their carrying values, resulting in no impairment. Discount rates, growth rates and cash flow projections are the assumptions that are most sensitive and susceptible to change as they require significant management judgment. In addition, certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in actual and expected consumption and demand, could result in changes to these assumptions and judgments. A revision of these assumptions could cause the fair value of the reporting unit to fall below its respective carrying value. As for all of the Company's reporting units, if in future years, the reporting unit's actual results are not consistent with the Company's estimates and assumptions used to calculate fair value, the Company may be required to recognize material impairments to goodwill.  During 2018, the Company determined that it was not more likely than not that the reporting unit’s fair value was less than its carrying value and, therefore, did not complete the prescribed two-step goodwill impairment test and thus the Company did not record any goodwill impairment during 2018. We have determined that our reporting units are equivalent to our operating segments. The Company’s goodwill by reporting unit was $23.2 million and $23.0 million for our LiveArea Professional Services segment and $22.2 million and $22.2 million for our PFS Operations segment at December 31, 2019 and December 31, 2018, respectively.
The following table presents the gross carrying value and accumulated amortization for identifiable intangibles (in thousands):

	December 31, 2019			December 31, 2018			Estimated Useful Life from Acquisition
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trade names	$1,250	$(1,250)	$—	$1,250	$(1,250)	$—	2.25 - 2.5 years
Non-compete agreements	570	(570)	—	569	(569)	—	1- 3.5 years
Leasehold	45	(45)	—	45	(45)	—	2.5 years
Customer relationships	10,120	(8,989)	1,131	10,071	(8,278)	1,793	1.6 - 9 years
Developed technology	1,509	(1,509)	—	1,487	(1,487)	—	2.5 - 3 years
Other intangibles	492	(488)	4	493	(483)	10	9 years
Total definite-lived identifiable intangible assets	$13,986	$(12,851)	$1,135	$13,915	$(12,112)	$1,803
Definite-Lived Identifiable Intangible Asset Amortization
The changes in the net carrying values of identifiable intangible assets during 2019 and 2018 were primarily due to amortization expense of $0.7 million and $1.6 million, respectively, as well as the impact of foreign currency translation. Amortization expense is included in selling, general and administrative expenses in 2019 and 2018, respectively, in the consolidated statements of operations. The estimated amortization expense for each of the next five years is as follows (in thousands):

2020	$470
2021	282
2022	197
2023	138
2024	48
7. Inventory Financing
Supplies Distributors has a short-term credit facility with IBM Credit LLC (“IBM Credit Facility”) to finance its purchase and distribution of Ricoh products in the United States, providing financing for eligible Ricoh inventory and certain receivables up to $7.5 million, as per the amended agreement. The agreement has no stated maturity date and provides either party the ability to exit the facility following a 90 day notice.
Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, we have classified the outstanding amounts under this facility, which were $3.0 million and $4.7 million as of December 31, 2019 and December 31, 2018, respectively, as trade accounts payable in the consolidated balance sheets. As of December 31, 2019, Supplies Distributors had $1.9 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. The credit facility also contains financial covenants, such as annualized revenue to working capital, net profit after tax to revenue and total liabilities to tangible net worth, as defined, and is secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $1.0 million, as per amended agreement. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5%, which resulted in a weighted average interest rate of 5.25% and 5.75% as of December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019, the Company was in compliance with all financial covenants.
Pursuant to IBM Credit Facility, Supplies Distributors is restricted from making any distributions to PFSweb if, after giving affect thereto, Supplies Distributors’ would be in noncompliance with its financial covenants. Supplies Distributors has received lender approval to pay approximately $1.1 million of dividends in 2020. Supplies Distributors paid dividends to PFSweb of $1.8 million and $1.7 million in 2019 and 2018, respectively, which eliminate upon consolidation.
8. Debt Obligations
Outstanding debt and finance lease obligations consist of the following (in thousands):

	December 31,
	2019	2018
U.S. Credit Agreement:
Revolving loan	$30,200	$35,500
Equipment loan	5,426	3,263
Debt issuance costs	(303)	(382)
Finance leases	2,177	3,495
Other	300	82
Total	37,800	41,958
Less current portion of long-term debt	2,971	2,610
Long-term debt, less current portion	$34,829	$39,348
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
As of December 31, 2019, we had $12.9 million of available credit under the Amended Facility. As of December 31, 2019 and 2018, the weighted average interest rate on the revolving loan facility was 3.96% and 4.56%, respectively. In connection with the Amended Facility, the Company paid $0.3 million of fees in 2018, which are being amortized through the life of the Amended Facility and are reflected as a net reduction in debt. The Amended Facility is secured by a lien on substantially all of the assets of Company and its U.S. subsidiaries and a pledge of 65% of the shares of certain of our foreign subsidiaries. The Amended Facility contains cross default provisions, various restrictions upon the Company’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum consolidated fixed charge ratio and a maximum consolidated leverage ratio.
Debt Covenants

To the extent the Company or any of its subsidiaries fail to comply with its covenants applicable to its debt or inventory financing obligations, including the periodic financial covenant requirements, such as profitability and cash flow and required level of shareholders’ equity or net worth (as defined), the Company would be required to obtain a waiver from the lender or the lender would be entitled to accelerate the repayment of any outstanding credit facility obligations and exercise all other rights and remedies, including sale of collateral and enforcement of payment under the Company parent guarantee. Any acceleration of the repayment of the credit facilities may have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. As of December 31, 2019, the Company was in compliance with all debt covenants.

Debt Maturities
The Company’s aggregate maturities of debt subsequent to December 31, 2019 are as follows, excluding $0.3 million in debt issuance costs that reduce the carrying amount of the debt (in thousands):

Years ended December 31,
2020	$1,618
2021	1,654
2022	818
2023	30,781
2024	431
Total	$35,302

9. Stock and Stock Options
Preferred Stock Purchase Rights
On June 8, 2000, the Company’s Board of Directors declared a dividend distribution of one preferred stock purchase right (a “Right”) for each share of the Company’s common stock outstanding on July 6, 2000 and each share of common stock issued thereafter. Each Right entitles the registered shareholders to purchase from the Company one one-thousandth of a share of preferred stock at an exercise price of $65, subject to adjustment. The Rights are not currently exercisable but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 20 percent or more of the Company’s outstanding shares of common stock. The Rights Agreement expires 30 days after the Company’s 2021 Annual Meeting unless continuation of the Rights Agreement is approved by the stockholders of the Company at the 2021 Annual Meeting.
Stock Compensation Plans
The Company has an Employee Stock and Incentive Plan (the “Employee Plan”), as amended and restated, under which an aggregate of 6,942,340 shares of common stock have been authorized for issuance. The Employee Plan provides for the granting of incentive awards to directors, executive management, key employees and outside consultants of the Company in a variety of forms of equity-based incentive compensation, such as the award of an option, stock appreciation right, restricted stock award, restricted stock unit, deferred stock unit, among other stock-based awards. The Company has historically issued service-based restricted stock and unit awards, performance-based and market-based stock and unit awards (collectively “Restricted Shares”) and stock options. The Company uses newly issued shares of common stock to satisfy awards under the Plan.
The Company issues Restricted Shares to the Company’s executives and senior management, pursuant to which such employees are eligible to receive future grants of shares of the Company’s stock subject to various vesting and/or performance criteria. The weighted average fair value per share of Restricted Shares granted during the years ended December 31, 2019 and 2018 was $3.13 and $8.53, respectively. The total fair value of Restricted Shares vested under the Employee Plans was $1.3 million and $2.0 million during the years ended December 31, 2019 and 2018, respectively.
The underlying stock certificates for the Restricted Shares that vested December 31, 2019 are expected to be issued during the quarter ending March 31, 2020. The underlying stock certificates for the Restricted Shares that vested December 31, 2018 were issued during the quarter ended June 30, 2019.
Total stock-based compensation expense was $3.0 million and $4.0 million for the years ended December 31, 2019 and 2018, respectively, and was included as a component of selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2019, there is $1.7 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a remaining weighted average period of approximately 2.6 years. This expected cost does not include the impact of any future stock-based compensation awards.
As of December 31, 2019, there were 639,685 shares available for future grants under the Plan. Each stock option or stock appreciation right award granted reduces the total shares available for grant by one share, while each award granted other than in the form of a stock option or stock appreciation right reduces the shares available for grant by 1.22 shares.
Stock Options
The rights to purchase shares under employee stock option agreements issued under the Plan typically vest over a three year period, one-twelfth each quarter. Stock options must be exercised within 10 years from the date of grant. Stock options are generally issued such that the exercise price is equal to the market value of the Company’s common stock at the date of grant.
The following tables summarize stock option activity under the Plans:

	Shares	Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2018	1,264,394	$1.46 - $14.66	$7.41
Granted	323,500	$3.31 - $6.26	$4.84
Exercised	(9,500)	$1.46	$1.46
Canceled	(199,844)	$1.46 - $14.66	$8.77
Outstanding, December 31, 2019	1,378,550	$2.39 - $14.66	$6.65
Exercisable, December 31, 2019	907,667	$2.39 - $14.66	$7.21	4.4	$—
Exercisable and expected to vest, December 31, 2019	1,314,500	$2.39 - $14.66	$6.69	5.9	$—
The weighted average fair value per share of options granted during the years ended December 31, 2019 and 2018 was $1.33 and $2.96, respectively. The total intrinsic value of options exercised under the Stock Option Plans was $0.03 million and $0.3 million during the years ended December 31, 2019 and 2018, respectively.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants of options under the Plans:

	Year Ended December 31,
	2019	2018
Expected dividend yield	—	—
Expected stock price volatility	40% - 43%	40% - 45%
Risk-free interest rate	1.6% - 2.6%	2.6% - 3.1%
Expected life of options (years)	6	6
The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life of the stock-based award and stock-price volatility. The assumptions listed above represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, the Company’s recorded stock-based compensation expense could have been different. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the share-based compensation expense could be materially different. The Company calculates the expected stock price volatility using the Company’s historical stock price during the expected term immediately preceding a stock option grant date. The Company has not paid dividends in the past and does not anticipate paying dividends in the future. The Company uses the risk-free interest rates of United States Treasury securities for a comparable term as the expected life of a stock option. The expected life of options has been computed using the simplified method, which the Company uses as it does not believe it has established a consistent exercise pattern to accurately estimate the expected term of stock options.
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
The following table summarizes the service-based restricted stock and unit award activity for the year ended December 31, 2019:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock at December 31, 2018	130,284	$8.13
Granted	143,719	$3.98
Vested	(126,786)	$6.43
Canceled	(18,075)	$7.87
Unvested restricted stock at December 31, 2019	129,142	$5.22
Performance-Based Restricted Stock and Unit Awards
Pursuant to the Employee Plan, the Company grants restricted stock and unit awards that vest upon reaching certain performance targets and individual performance goals, which historically have been based on the Company’s financial performance, Company operating income and other financial metrics for the current and/or future years. Such awards generally are subject to annual vesting from three to four years based upon continued employment and the achievement of the defined performance criteria. If the target set forth in the award agreement is not met, none of the related shares will vest and any compensation expense previously recognized will be reversed. The actual number of shares that will ultimately vest is dependent upon achieving the performance condition or other conditions set forth in the award agreement. The Company recognizes stock-based compensation expense related to performance awards based upon our determination of the likelihood of achieving the performance target or targets at each reporting date, net of estimated forfeitures.
The following table summarizes the performance-based restricted stock and unit award activity for the year ended December 31, 2019:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock at December 31, 2018	53,835	$8.28
Granted	169,781	$2.41
Vested	(135,803)	$3.50
Canceled	(73,482)	$3.39
Unvested restricted stock at December 31, 2019	14,331	$8.95
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
The following table summarized the market-based restricted stock and unit award activity for the year ended December 31, 2019:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock at December 31, 2018	272,208	$6.16
Granted	—	$—
Vested	—	$—
Canceled	(195,121)	$5.99
Unvested restricted stock at December 31, 2019	77,087	$6.59
The fair value of each market-based restricted stock and unit award grant is estimated on the date of grant using a Monte-Carlo simulation with the following assumptions used for grants under the Plans:

Year Ended December 31,
2018
Expected dividend yield	—
Expected stock price volatility	41.6%
Risk-free interest rate	2.4%
Expected term (years)	3
Weighted average grant date fair value	$8.85
There were no market-based grants under the Plans in 2019.
Stock Units
Each non-employee Director of the Company’s Board of Directors (the “Board”) receives a quarterly retainer (the “Retainer”), payable on or about the first day of each quarter, through the issuance of an equity-based award (an “Award”) under the Employee Plan in the form of a Deferred Stock Unit (a “DSU”). During 2019, the Retainer was $30,000 and during 2018, the Retainer was $25,000 for the first quarterly payment and $30,000 for each subsequent quarterly payment. The number of DSUs is determined by dividing the Retainer by the immediately preceding closing price of the Common Stock on the grant date. Each DSU represents the right to receive an equal number of shares of Common Stock upon the retirement, resignation or termination of service from the Board.
The following table summarizes the DSU activity for the year ended December 31, 2019:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested deferred stock at December 31, 2018	251,996	$9.33
Granted	199,993	$3.75
Vested	—	$—
Unvested deferred stock at December 31, 2019	451,989	$6.86
10. Income Taxes
The consolidated income (loss) from operations before income taxes, by domestic and foreign entities, is as follows (in thousands):

	Year-Ended December 31,
	2019	2018
Domestic	$3,157	$(459)
Foreign	(4,166)	4,457
Total	$(1,009)	$3,998

A reconciliation of the difference between the expected income tax expense (benefit) from operations at the U.S. federal statutory corporate tax rate of 21% and the Company’s effective tax rate is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Income tax benefit computed at statutory rate	$(212)	$840
Items not deductible for tax purposes	297	437
Change in valuation allowance	514	(79)
Impact of Tax Reform Act	—	170
State taxes	443	576
Foreign exchange rate difference	(330)	(80)
Net operating loss adjustments	246	421
Prior year return-to-provision true-up	(446)	426
Other	649	59
Provision for income taxes	$1,161	$2,770
Current and deferred income tax expense (benefit) is summarized as follows (in thousands):

	December 31,
	2019	2018
Current
Domestic	$(53)	$93
State	443	577
Foreign	295	1,856
Total Current	685	2,526
Deferred
Domestic	568	352
State	12	21
Foreign	(104)	(129)
Total Deferred	476	244
Provision for income taxes	$1,161	$2,770
The components of the deferred tax asset (liability) are as follows (in thousands):

	Year Ended December 31,
	2019	2018
Deferred tax assets:
Allowance for doubtful accounts	$226	$105
Inventory reserve	66	67
Property and equipment	1,465	1,078
Accrued expenses	858	1,276
Deferred revenue	847	643
State tax - deferred	1,914	1,724
Net operating loss carryforwards	13,732	14,114
Other	4,747	3,992
	23,855	22,999
Less - Valuation allowance	22,657	22,143
Total deferred tax assets	1,198	856
Deferred tax liabilities:
Other	(1,952)	(1,434)
Total deferred tax liabilities	(1,952)	(1,434)
Deferred tax liabilities, net	$(754)	$(578)

We believe that we have not established a sufficient history of earnings, on a stand-alone basis, to support the more likely than not realization of certain deferred tax assets in excess of existing taxable temporary differences. A valuation allowance has been provided for the majority of these net deferred income tax assets as of December 31, 2019 and 2018. The remaining net deferred tax assets at both December 31, 2019 and 2018 primarily relate to the Company’s European operations and certain state tax benefits and are included in other non-current assets on the consolidated balance sheets. The remaining net deferred tax liabilities at both December 31, 2019 and 2018 primarily relate to the tax amortization of goodwill related to our CrossView acquisition reported in other long-term liabilities. At December 31, 2019, net operating loss (“NOL”) carryforwards relate to taxable losses of our Canadian subsidiary totaling approximately $2.4 million, our European subsidiaries totaling approximately $10.1 million and our U.S. subsidiaries totaling approximately $53.2 million that expire at various dates from 2020 through 2036.
The Company evaluates its tax positions for potential liabilities associated with unrecognized tax benefits. The Company does not expect to record unrecognized tax benefits in the next twelve months.
For federal income tax purposes, tax years that remain subject to examination include years 2016 through 2019. However, the utilization of net operating loss carryforwards that arose prior to 2016 remains subject to examination through the years such carryforwards are utilized. For Europe, tax years that remain subject to examination include years 2015 to 2019. For Canada, tax years that remain subject to examination include years 2012 to 2019, depending on the subsidiary. For state income tax purposes, the tax years that remain subject to examination include years 2015 to 2019, depending upon the jurisdiction in which the Company files tax returns. The Company and its subsidiaries have various income tax returns in the process of examination. The Company does not expect these examinations will result in unrecognized tax benefits.
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

	Year Ended December 31,
	2019	2018
Numerator:
Net income (loss)	$(2,170)	$1,228
Denominator:
Weighted-average shares outstanding for basic earnings (loss) per share	19,449	19,203
Effect of dilutive securities:
Options to purchase common stock	—	211
Other dilutive securities	—	412
Adjusted weighted-average shares outstanding for diluted earnings (loss) per share	19,449	19,826
In periods when we recognize a net loss, we exclude the impact of outstanding common stock equivalents from the diluted loss per share calculation as their inclusion would have an antidilutive effect. As of December 31, 2019 and 2018, we had outstanding common stock equivalents of approximately 2.1 million and 0.8 million, respectively, that have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive.
12. Leases
The Company adopted ASU 2016-02, as of January 1, 2019, using the modified retrospective approach. Prior year financial statements were not recast under the new standard and, therefore, those amounts are not presented below.
All of our office and warehouse facilities are leased under operating leases. We also lease vehicles primarily as operating leases. Most of our equipment leases are leased under finance leases. Lease costs are included within cost of service fee revenue, selling, general and administrative expenses and interest expense, net in our consolidated statements of operations and comprehensive income (loss).

Total lease costs consist of the following (in thousands):

December 31, 2019
Lease costs:
Finance lease costs:
Amortization of right-of-use assets	$1,387
Interest on lease liabilities	160
Operating lease costs	9,326
Variable lease costs	2,949
Short-term lease costs	1,656
Total lease costs	$15,478
We had $1.9 million of finance lease assets that are reported in property and equipment, net as of December 31, 2019. As of December 31, 2019, our weighted-average remaining lease term relating to our operating leases is 5.6 years, with a weighted-average discount of 5.1%. As of December 31, 2019, our weighted-average remaining lease term relating to our finance leases is 2.1 years, with a weighted-average discount of 5.6%. Our leases have remaining lease terms of up to 9.1 years, some of which include options to extend the leases for up to 10 years and some of which include options to terminate the leases within 1 year.
Maturities of lease liabilities are as follows (in thousands):

	December 31, 2019
	Operating Leases	Finance Leases

2020	$10,456	$1,253
2021	9,567	836
2022	8,698	143
2023	6,691	52
2024	4,659	21
Thereafter	8,491	—
Total lease payments	48,562	2,305
Less interest	(6,363)	(128)
Total lease obligations	$42,199	$2,177
Supplemental consolidated cash flow information related to leases is as follows (in thousands):

December 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows arising from operating leases	$9,365
Operating cash flows arising from finance leases	$160
Financing cash flows arising from finance leases	$1,644
Right-of-use assets obtained in exchange for operating lease liabilities	$2,910
Right-of-use assets obtained in exchange for finance lease liabilities	$414

Total rental expense under operating leases approximated $11.1 million for the year ended December 31, 2018. Future minimum obligations under leases in effect as of December 31, 2018 having a non-cancelable term in excess of one year as determined prior to the adoption of ASU 2016-02 were as follows (in thousands):

	December 31, 2018
	Operating Leases	Finance Leases

2019	$9,659	$1,811
2020	10,028	1,169
2021	9,222	725
2022	8,407	55
2023	6,828	—
Thereafter	12,840	—
Future minimum lease obligations	$56,984	3,760
Less interest		(265)
Present value of net minimum lease obligations		$3,495

13. Commitments and Contingencies
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
14. Segment and Geographic Information
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
Effective January 1, 2018, we changed our organizational structure in an effort to create more effective and efficient operations and to improve client and service focus. In that regard, we updated the information that our chief executive officer and chief financial officer, who are also our Chief Operating Decision Makers, regularly review for purposes of allocating resources and assessing performance. As a result, beginning January 1, 2018, we now report our financial performance based on our new reportable segments. These segments are comprised of strategic businesses that are defined by the service offerings they provide and consist of PFS Operations (which provides client services in relation to the customer physical experience, such as order management (OMS), order fulfillment, customer care and financial services) and LiveArea Professional Services (which provides client services in relation to the digital shopping experience of shopping online, such as strategic commerce consulting, strategy, design and digital marketing services and technology services). Each segment is led by a separate Business Unit Executive who reports directly to the Company’s Chief Executive Officer.
The CODM evaluates segment performance using business unit direct contribution, which is defined as business unit revenues less costs of revenue and direct selling, general and administrative expenses, including depreciation and amortization. Direct contribution does not include any allocated corporate expenses, nor does it include stock-based compensation. The CODM does not routinely review assets by segment. The balance sheet by segment is not prepared and, therefore, we do not present segment assets below.
Corporate operations is a non-operating segment that develops and implements strategic initiatives and supports the Company’s operations by centralizing certain administrative functions such as finance, treasury, information technology and human resources.
Subsequent to the change in the Company’s operating segments, the Company’s reporting units changed. We now have two reporting units: PFS Operations and LiveArea Professional Services. We allocated goodwill to our new reporting units using a relative fair value approach. In addition, we completed an assessment of any potential goodwill impairment for all reporting units immediately prior to and after the reallocation and determined that no impairment existed.
During the year ended December 31, 2019, we changed the composition of the business unit direct contribution to include certain shared service costs. Prior year amounts have been reclassified to include those allocated expenses.
The following table discloses segment information for the periods presented (in thousands):

	Year ended December 31,
	2019	2018
Revenues:
PFS Operations	$216,399	$241,736
LiveArea Professional Services	77,623	84,424
Total revenues	$294,022	$326,160
Business unit direct contribution:
PFS Operations	$11,545	$18,946
LiveArea Professional Services	9,247	10,257
Total business unit direct contribution	20,792	29,203
Unallocated corporate expenses	(19,905)	(22,706)
Income from operations	$887	$6,497
Depreciation and amortization:
PFS Operations	$8,047	$7,920
LiveArea Professional Services	1,162	2,276
Unallocated corporate expenses	1,158	1,171
Total depreciation and amortization	$10,367	$11,367
Geographic areas in which the Company operates include the United States, Europe (primarily Belgium and U.K.), Canada and India. Substantially all of the services performed in India support client arrangements in the United States, where the resulting revenue is reported. The following is geographic information by area. Revenues are attributed based on the Company’s domicile.

	Year Ended December 31,
	2019	2018
Revenues (in thousands):
United States	$243,897	$263,506
Europe	46,581	58,027
Canada	3,476	4,642
India	8,098	8,900
Inter-segment Eliminations	(8,030)	(8,915)
	$294,022	$326,160

	December 31,
	2019	2018
Long-lived assets (in thousands):
United States	$76,870	$59,530
Europe	23,314	8,695
Canada	1,198	139
India	3,757	3,621
	$105,139	$71,985
15. Employee Savings Plan
The Company has a defined contribution employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all full-time and part-time U.S. employees are eligible to participate in the plan. The Company, at its discretion, may match employee contributions to the plan and also make an additional matching contribution in the form of profit sharing in recognition of the Company’s performance. Our employees in Europe and Canada also have defined contribution plans.  The Company contributed approximately $0.7 million and $0.5 million during the years ended December 31, 2019 and 2018, respectively, to match an approved percentage of employee contributions.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls And Procedures
Evaluation of Disclosure Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). As of December 31, 2019, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed, under the supervision of our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019. This evaluation was based on the framework in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on our evaluation under the framework in Internal Control—Integrated Framework, our Chief Executive Officer and Chief Financial Officer concluded that internal control over financial reporting was effective as of December 31, 2019.
Attestation Report of the Registered Public Accounting Firm
BDO USA, LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
During the quarter ended on December 31, 2019, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
PFSweb, Inc.
505 Millennium Dr.
Allen, TX 75013
Opinion on Internal Control over Financial Reporting
We have audited PFSweb, Inc. and subsidiaries (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended, and the related notes and our report dated March 13, 2020 expressed an unqualified opinion thereon.
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
March 13, 2020

Item 9B.	Other Information
None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance
Information required by Part III, Item 10, is incorporated herein by reference to the Company’s Proxy Statement for its 2019 Annual Meeting of Shareholders (the “Proxy Statement”).

Item 11.	Executive Compensation
Information required by Part III, Item 11 is set forth in our Proxy Statement and incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Part III, Item 12 is set forth in our Proxy Statement and incorporated herein by reference.
The following table summarizes information with respect to equity compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2019:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan category (1)
Equity compensation plans approved by shareholders	2,311,988	$6.65	639,685
Equity compensation plans not approved by shareholders	—		—

(1)	See Note 9 to the Consolidated Financial Statements for more detailed information regarding the Company’s equity compensation plans.

(2)	Excludes 254,228 service-based restricted stock units, 227,221 performance-based and market-based restricted stock units and 451,989 deferred stock units.

Item 13.	Certain Relationships and Related Transactions and Director Independence
Information regarding certain of our relationships and related transactions will be included in our Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
Information required by Part III, Item 14 is set forth in our Proxy Statement and incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements
PFSweb, Inc. and Subsidiaries
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Income (Loss)
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.	Exhibits

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.1.1	Certificate of Amendment of Certificate of Incorporation of PFSweb, Inc.

3.1.2	Certificate of Amendment to Certificate of Incorporation of PFSweb, Inc.

3.1.3	Certificate of Amendment to Certificate of Incorporation of PFSweb, Inc.

3.1.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.2	Amended and Restated By-Laws.

3.2.1	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.

3.2.2	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.

3.2.3	Amendments to the Amended and Restated By-Laws of PFSweb, Inc.

4.1	Rights Agreement, dated as of June 8, 2000, between the Company and ChaseMellon Shareholder Services, LLC.

4.2**	Description of Registrant's securities.

4.1.7
Amendment No. 7 to Rights Agreement, dated as of June 27, 2018 between the Company and Computershare Inc., successor in interest to Computershare Shareowner Services LLC (formerly known as Mellon Investor Services LLC,) as successor to ChaseMellon Shareholder Services, L.L.C., as rights agent.

10.5	Industrial Lease Agreement between Shelby Drive Corporation and Priority Fulfillment Services, Inc.

10.7*	Form of Change of Control Agreement between the Company and certain of its executive officers.

10.8
Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., Inventory Financing Partners, LLC and IBM Credit Corporation.

10.11	Subordinated Demand Note by and between Supplies Distributors, Inc. and Priority Fulfillment Services, Inc.

10.12*	Form of Executive Severance Agreement between the Company and certain of its executive officers.

10.12.1*	Form of Amendment of Executive Severance Agreement.

10.12.2*	Form of Amendment to Change in Control Severance Agreement.

10.34*	Amended and Restated 2005 Employee Stock and Incentive Plan of PFSweb, Inc.

10.42	Lease agreement by and between Binyan Realty LP and Priority Fulfillment Services, Inc.

Exhibit Number	Description of Exhibits
10.43	Lease Guaranty by PFSweb, Inc. in favor of Binyan Realty LP.

10.44	Lease Agreement dated December 8, 2011, between CCI-Millennium, L.P. and Priority Fulfillment Services, Inc.

10.45	Guaranty of PFSweb, Inc. to CCI-Millennium, L.P.

10.47	First Amendment to Industrial Lease Agreement dated May 7, 2013 by and between US Industrial REIT II and Priority Fulfillment Services, Inc.

10.48	Agreement, dated as of May 15, 2013, by and among PFSweb, Inc. and Privet Fund LP, Privet Fund Management LLC, Ryan Levenson and Benjamin Rosenzweig.

10.49
Third Modification, Ratification and Extension of Lease dated February 28, 2014 between Southpark Distribution Center Inc., (successor-in-interest to Shelby Drive Corporation) and Priority Fulfillment Services, Inc.

10.55*	Form of 2018 LTI TSR Executive Performance Share Award.

10.56*	Form of 2018 LTI Time Based Restricted Stock Unit Award.

10.57*	Form of 2018 STI Company Performance Based Share Award.

10.58*	Form of 2018 STI Company Performance Based Cash Award.

10.59*	Form of 2018 LTI Non-Executive Time and Performance-Based Restricted Stock Unit Award.

10.60*	Form of Deferred Stock Unit.

10.61	Guaranty dated March 21, 2016 by PFSweb, Inc., in favor of Stateline J, LLC.

10.62	Deed of Sub-Lease dated December 31, 2015 by and between Milestone Buildcon Private Limited and PFSweb Global Services Private Limited.

10.63	Lease agreement dated June 30, 2016 by and between US Industrial Reit III – Midwest and Priority Fulfillment Services, Inc.

10.64	Second Amendment to Lease agreement dated October 20, 2016 by and between Stateline J, LLC and Priority Fulfillment Services, Inc.

10.66	First Amendment to Lease agreement dated September 16, 2016 by and between Binyan Realty, LP and Priority Fulfillment Services, Inc.

10.67	Second Amendment to Lease agreement dated September 16, 2016 by and between Binyan Realty, LP and Priority Fulfillment Services, Inc.

10.70*	Form of 2017 STI Company Performance Based Cash Award.

10.71*	Form of 2017 STI Company Performance Based Share Award.

10.72*	Form of 2017 LTI Time Based Restricted Stock Unit Award.

10.73*	Form of 2017 LTI Non- Executive Time and Performance Based Restricted Stock Unit Award.

10.74*	Form of 2017 LTI TSR Executive Performance Based Share Award.

10.76	Amendment to Lease by and between GPT Stateline Road Owner LLC and Priority Fulfillment Services, Inc. dated September 12, 2017.

10.77	Amendment 19 to Agreement for Inventory Financing.

10.78
Amendment No. 1 dated as of November 1, 2018 by and among Priority Fulfillment Services, Inc., a Delaware corporation, as Borrower, PFSweb, Inc., a Delaware corporation, and certain Subsidiaries and Affiliates, as Guarantors, and Regions Bank, as Administrative Agent, for itself and the other Lenders identified therein.

10.79	Credit Agreement dated August 5, 2015 by and among Priority Fulfillment Services, Inc., PFSweb, Inc., and certain Subsidiaries and Affiliates, Incremental Commitment Lenders and Regions Bank.

Exhibit Number	Description of Exhibits
10.80
First Incremental Loan Commitment Increase Agreement dated August 21, 2015 by and among Priority Fulfillment Services, Inc., PFSweb, Inc., and certain Subsidiaries and Affiliates, Incremental Commitment Lenders and Regions Bank.

10.81
Second Incremental Loan Commitment Increase Agreement dated September 3, 2015 by and among Priority Fulfillment Services, Inc., PFSweb, Inc., and certain Subsidiaries and Affiliates, Incremental Commitment Lenders and Regions Bank.

10.82	Lease agreement dated March 17, 2016 by and between Stateline J, LLC and Priority Fulfillment Services, Inc.

10.83
Nomination and Standstill Agreement, dated as of March 15, 2019, by and among PFSweb, Inc., Arnaud Ajdler, Engine Capital, L.P., Engine Jet Capital, L.P., Engine Capital Management, L.P., Engine Capital Management GP, LLC, and Engine Investments, LLC.

10.84*	Employment Agreement by and between PFSweb, Inc. and Anu Jain, dated as of April 1, 2019.

10.85*	Separation Agreement and General Release, by and between PFSweb, Inc. and Travis Hess, dated as of May 7, 2019.

10.86*	Employment Agreement by and between PFSweb, Inc. and James Butler, dated as of June 11, 2019.

21**	Subsidiary Listing.

23.1**	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

24.1**	Power of Attorney

31.1**	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

31.2**	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

32.1**	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.
*    Denotes management or compensatory agreements
**    Filed herewith

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 13, 2020	By:	/s/Thomas J. Madden
Thomas J. Madden,
Executive Vice President and Chief Financial Officer
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

Signature	Title	Date

/s/Michael Willoughby	Chief Executive Officer (Principal Executive Officer)	March 13, 2020
Michael Willoughby

/s/Thomas J. Madden	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2020
Thomas J. Madden

/s/Stephanie DelaCruz	Vice President Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 13, 2020
Stephanie DelaCruz

/s/James F. Reilly	Chairman of the Board	March 13, 2020
James F. Reilly

/s/Monica Luechtefeld	Director	March 13, 2020
Monica Luechtefeld

/s/David I. Beatson	Director	March 13, 2020
David I. Beatson

/s/Benjamin Rosenzweig	Director	March 13, 2020
Benjamin Rosenzweig

/s/Shinichi Nagakura	Director	March 13, 2020
Shinichi Nagakura

/s/Peter J. Stein	Director	March 13, 2020
Peter J. Stein

/s/Robert Frankfurt	Director	March 13, 2020
Robert Frankfurt

/s/G. Mercedes De Luca	Director	March 13, 2020
G. Mercedes De Luca