Form 10-K/A
period 2019-12-31
PFSWEB INC
filed 2020-04-29
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
Form 10-K/A
(Amendment No. 1)
_________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-28275
_________________________________________
PFSWEB, INC.
(Exact name of registrant as specified in its charter)
_________________________________________

Delaware (State or other jurisdiction of incorporation or organization)	75-2837058 (I.R.S. Employer Identification Number)
505 Millennium Drive, Allen, Texas (Address of principal executive offices)	75013 (Zip code)
Registrant’s telephone number, including area code
972-881-2900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.001 par value	PFSW	Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act:
None
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
There were 19,465,753 shares of the registrant’s Common Stock outstanding as of April 27, 2020.

 EXPLANATORY NOTE
On March 13, 2020, we filed our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). We are filing this Amendment to provide information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K. This Amendment No. 1 (this “Amendment”) on Form 10-K/A hereby amends and supplements Part I, Item 1A of the Original Filing and amends and restates Part III, Items 10 through 14 and the Exhibit Index in Item 15 of the Original Filing in their entirety. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended and restated in its entirety to include the currently dated certifications as exhibits, and to reference the consolidated financial statements previously filed with the Original Form 10-K.  Additionally, this Form 10-K/A hereby amends and restates the cover page of the Original Form 10-K to remove the statement that information is being incorporated by reference from the Company’s definitive proxy statement.
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

 FORWARD-LOOKING STATEMENTS CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Amendment to the Annual Report on Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this Proxy Statement. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “target,” “potential,” “seek,” “strive,” “continue,” “plan,” “may,” “should,” “could,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements, including the impact of the COVID-19 pandemic on our business, results of operations and global economic conditions. Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee these expectations will actually be achieved. In addition, some forward-looking statements are based upon assumptions about future events that may not prove to be accurate. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” of our Form 10-K and any subsequent amendments thereto or our quarterly reports on Form 10-Q. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially impact such forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1A.	Risk Factors

The recent global coronavirus outbreak could harm our business, results of operations, and financial condition.
In March 2020, the World Health Organization declared COVID-19 a global pandemic. This pandemic and the related public health developments, including orders to shelter-in-place, travel restrictions and mandated business closures, have adversely affected businesses, workforces, organizations, customers, economies and financial markets globally, leading to an economic downturn and increased market volatility. While the COVID-19 pandemic has not had a material adverse impact on our operations to date, the extent and duration of future impacts of the pandemic and any resulting economic impact are largely unknown and difficult to predict as they are rapidly evolving.
Across our business, we have implemented several key measures to prioritize our employees’ health and safety in response to the pandemic. We converted our entire contact center workforce to a work-from-home model, and in our distribution centers we are providing personal protective equipment for our teams, thermal scanning to check temperatures of our employees and mobile cleaning stations and have instituted enhanced sanitation criteria for daily and nightly cleaning and social distancing practices. Despite the pandemic, our teams continue to operate as closely to normal as possible while adhering to global health regulations and guidelines. In response to the growing demand for our services from clients, we have in fact added personnel in our distribution and contact centers. As a strategic partner, we are staying closely aligned with and working with our clients across both business segments as we help them respond and adapt to their evolving eCommerce needs during this time.
Currently, the Company is effectively managing operations during the pandemic in order to continue to provide services to its clients. It is possible that the measures taken by governments and the resulting economic impact may cause disruptions and severely impact our business as we continue to move through the fiscal year, including, but not limited to:

•	causing one or more of our clients to reduce requested services, terminate services, delay payments, fail to pay us timely or even file for bankruptcy protection or shut down;

•	adversely affecting new client wins in both of our business segments and the anticipated launch dates of, and demand for, new projects;

•	reduced availability and productivity of our employees due to illness, quarantines, absenteeism, government actions, travel restrictions or other restrictions in connection with the pandemic;

•	disruption to our or our client’s supply chain and the procurement of products and ability to fulfill orders due to disruptions in our distribution centers;

•
increased operational risks as a result of remote work arrangements, including the potential effects on internal controls, as well as cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events;

•
increased costs in response to the pandemic, including the procurement of equipment to move personnel into a work-from-home model, personal protective equipment and increased and enhanced cleaning services;

•	continued volatility in market prices for our securities; and

•	hampering our ability to access funds from financial institutions and the capital markets.
More specifically, our continued access to sources of liquidity during this pandemic also depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing and our operating performance. We currently have a revolving credit facility, but cannot guarantee the remaining availability will be enough to support our liquidity needs, should the pandemic last longer than anticipated and materially affect our cash flows. There is no guarantee that additional debt financing will be available in the future to fund our obligations, or that it will be available on commercially reasonable terms, in which case we may need to seek other sources of funding. In addition, the terms of future debt agreements could include more restrictive covenants, which could restrict our business operations.
The pandemic may also have the effect of heightening many of the other risks identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, any of which could have a material effect on us.
It is not possible for us to predict the duration or magnitude of the adverse results of the pandemic and its effects on our business, results of operations or financial condition at this time, but such effects may be material and to the extent the duration of any of these conditions extends for a prolonged period of time, any adverse impact may be more severe. Such matters could impact future revenues and the Company’s asset values, including goodwill and intangible assets. We expect to face difficulty predicting our internal financial forecasts as a result of the various continuing unknown factors resulting from the pandemic, including government actions or mandates, restrictions on or changes to clients’ operations and business decisions and our supplier and vendor’s ability to continue operations.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Board of Directors
The following sets forth for each member of the Board of Directors, such person’s name, age, principal occupation or employment during at least the past five years, the name of the corporation or other organization, if any, in which such occupation or employment is carried on and the period during which such person has served as a director of the Company. The following information also identifies and describes the key experience, qualifications and skills our directors bring to the Board that are important in light of our business and structure. The directors’ experiences, qualifications and skills that the Board considered as qualifications for the member’s inclusion on the Board are included in their individual biographies.
David I. Beatson, age 72, has served as a non-employee Director since November 2000. Mr. Beatson is Chief Executive Officer of Ascent Advisors, LLC a consulting firm he founded in 2000. The firm provides strategic direction to firms in the logistics and supply chain industry as well as merger and acquisition advice for private equity firms investing in such industry. Mr. Beatson is a recognized leader in the field of transportation, logistics and supply chain management having served as Chairman and CEO of several leading companies in the industry. From 2007 until 2012 he was CEO of Globalware Solutions (“GWS”), a global supply chain management solution provider with facilities in North America, Asia and Europe. From July 2003 to April 2005, Mr. Beatson served as Regional CEO North America and Member of the Executive Board of Panalpina, Inc., a leading provider of international air and sea freight forwarding, customs brokerage and third party logistics services. From July 1998 to June 2000, Mr. Beatson served as Chairman, President and CEO of Circle International Group, Inc., a global transportation and logistics company. From 1991 to June 1994, Mr. Beatson served as vice-president of sales and marketing and then from June 1994 until July 1998 as president and CEO of Emery Worldwide, a global transportation and logistics company. Prior to 1991, Mr. Beatson held several management positions in the logistics and transportation industry, including American Airlines and CF Airfreight. He also serves on the board of Descartes Systems (Nasdaq: DSGX), the Executive Board of ATL Partners and two privately held companies. Mr. Beatson received his B.S. degree in Business Administration from The Ohio State University and his M.B.A. from the University of Cincinnati. The Board of Directors believes the characteristics that qualify Mr. Beatson for the Board include his long-term experience in the transportation, logistics and supply chain management industry, leadership experience and judgment and knowledge of the Company’s business.
Robert Frankfurt, age 54, was appointed as a non-employee Director in March 2019, in accordance with the provisions of a settlement agreement between the Company and Arnaud Ajdler, Engine Capital, L.P. and certain of its affiliates. Mr. Frankfurt is currently President and Founder of Myca Partners (“Myca”).  Mr. Frankfurt focuses his efforts on investing in and building Lifestyle based Health and Wellness businesses with a focus on clean food and other consumer products, health technology and alternative healthcare solutions to reduce the global epidemic of chronic illness and obesity. Prior to founding Myca in 2006, Mr. Frankfurt spent more than a decade as a Partner and senior portfolio manager at various investment partnerships including Steel Partners and Sandell Asset Management.  Mr. Frankfurt began his career as a financial analyst in the mergers and acquisitions department of Bear, Stearns & Co. and later joined Hambro Bank America as an associate focused on merger and acquisition and venture capital transactions.  Mr. Frankfurt graduated from the Wharton School of Business in 1987 with a B.S. in Economics and he received his MBA at the Anderson Graduate School of Management at UCLA in 1995 where he was a Venture Capital Fellow and served as Alumni Class President. The Board of Directors believes the characteristics that qualify Mr. Frankfurt for the Board include his financial and management experience, strategic consulting experience, leadership experience and judgment.
G. Mercedes De Luca, age 62, was appointed as a non-employee Director in May 2019. Ms. De Luca has been the Chief Information Officer for Pebble Beach Company since May 2017. Prior to Pebble Beach, Ms. De Luca held several executive and senior level positions at notable companies, including at Basecamp from October 2015 through October 2016 as their Chief Operating Officer and Sears Holdings from May 2011 through August 2014 as their Vice President and General Manager of eCommerce. Previously, Ms. De Luca was CEO of MyShape, Inc. and held executive positions with Yahoo! and Interwoven. In these various roles, she led multiple digital transformation efforts that introduced innovative technology solutions to meet strategic goals and drive profitable growth. Ms. De Luca holds a Master of Business Administration from Santa Clara University and a Bachelor of Science in Electrical Engineering from Columbia University. She currently serves on the board of directors for INETCO, a retail banking and payment processing software solutions provider. The Board of Directors believes the characteristics that qualify Ms. De Luca for the Board include her extensive experience as a technology executive and leader, expertise in information technology, leadership experience and judgment.

Monica Luechtefeld, age 71, has served as a non-employee Director of the Company since April 2014. Ms. Luechtefeld is a recognized leader in eCommerce & Internet Retailing. She founded her own consultancy firm in 2012 to provide advisory services in eCommerce strategy as well as online marketing and emerging digital media. From 1993 to 2012, Ms. Luechtefeld held various executive roles within Office Depot, Inc., a Fortune 200 company. She was Executive Vice President eCommerce and Direct Marketing and most recently served as Executive Vice President of European eCommerce. Her previous leadership positions included Executive Vice President Supply Chain and Information Technology, as well as marketing, sales and business development roles. Ms. Luechtefeld is a trustee for the March of Dimes and Mount Saint Mary’s University. Ms. Luechtefeld received her B.S. degree from Mount Saint Mary’s University and her M.B.A. from the University of Notre Dame. She also received an honorary doctorate degree from Mount Saint Mary’s University. She also serves as a Board Member of Irish Angels, an angel investment group primarily focused on early stage technology companies. The Board of Directors believes the characteristics that qualify Ms. Luechtefeld for the Board include her business and leadership experience and judgment and her broad eCommerce industry knowledge.
Shinichi Nagakura, age 56, was appointed as a non-employee Director of the Company in May 2013 in accordance with the provisions of a Securities Purchase Agreement (the “Purchase Agreement”) between the Company and transcosmos inc. (“TCI”), a leading Japanese business process outsourcing company. Mr. Nagakura has been an officer of TCI and/or its affiliates for the last 15 years, including serving as a Director of TCI since 2006, and has experience in investments, business development and sales and marketing in the US and Japan. Prior to TCI, Mr. Nagakura served for ten years with Recruit Holdings Co., Ltd., which provides integrated human resource services. Mr. Nagakura also serves on the Board of Directors of Merlin Information Systems, Ltd., an international provider of high quality, personalized IT and customer support solutions based in the UK, and InfraCommerce Inc., one stop eCommerce service company in Brazil. Mr. Nagakura also serves as a director with Become Japan Holdings, Inc., Ecom Latam Holdings, Inc., Infracommerce Negocios e Solucoes em Internet Ltda, transcosmos Information Systems Ltd. and Digital Operative Inc., a private corporation. He graduated from Sophia University, Tokyo, Japan with a B.A. in International Studies in 1986. The Board of Directors believes the characteristics that qualify Mr. Nagakura for the Board include his extensive private equity and investment experience and management skills associated with his prior executive level experience within the transcosmos organization and prior human resource experience.
James F. Reilly, age 61, has served as a non-employee Director of the Company since its inception in 1999, as lead director from June 2010 to March 2013 and as Chairman since March 2013. Mr. Reilly has been an investment banker since 1983 and has been the Founder and Managing Partner of Stonepine Advisors, LLC since February 2011, an investment banking firm focused on high growth technology companies. Until June 2010, he was a Senior Advisor to Needham & Company, LLC, a nationally recognized investment banking and asset management firm focused primarily on serving emerging growth industries and their investors. He served in various capacities with Needham & Company, LLC, since January 2004 including Head of West Coast Investment Banking. Previously he was a Managing Director of J.P. Morgan Securities, Inc., an investment banking firm, and a Managing Director in the Technology Group of Warburg Dillon Read, the global investment banking division of UBS AG. From 1983 to 1999, Mr. Reilly was associated with Warburg Dillon Read or one of its predecessor companies and specialized in corporate finance advisory work for a broad range of technology companies. Mr. Reilly received his B.A. degree from Columbia University. The Board of Directors believes the characteristics that qualify Mr. Reilly for the Board and serving as Chairman include his financial and investment background, leadership experience and judgment and knowledge of the Company’s business.
Benjamin Rosenzweig, age 35, was appointed as a non-employee Director of the Company in May 2013 in accordance with the provisions of a settlement agreement (the “Settlement Agreement”) between the Company and Privet Fund, L.P. and its affiliates (“Privet”). Mr. Rosenzweig is currently a partner at Privet Fund Management LLC. Prior to joining Privet in September 2008, Mr. Rosenzweig served as an investment banking analyst in the corporate finance group of Alvarez and Marsal from June 2007 until May 2008, where he completed multiple distressed mergers and acquisitions, restructurings, capital formation transactions and similar financial advisory engagements across several industries. Mr. Rosenzweig is currently a Director of Hardinge, Inc., (NASDAQ:HDNG) and Potbelly Corporation (NASDAQ: PBPB). Mr. Rosenzweig also served as a Director of Cicero, Inc. (OTC:CICN) until April 2020, Startek, Inc. (NYSE MKT: SRT) from 2011 through 2018, and RELM Wireless Corp. (NYSE MKT: RWC) from 2013 through 2015.  Mr. Rosenzweig graduated magna cum laude from Emory University with a Bachelor of Business Administration degree in Finance and a second major in Economics. The Board of Directors believes the characteristics that qualify Mr. Rosenzweig for the Board include his strategic consulting and finance experience, leadership experience and judgment.
Peter J. Stein, age 50, was appointed as a non-employee Director of the Company in January 2016. Mr. Stein has been the Global CEO of Huge since May of 2019.  Prior to that he was General Manager of the Brand Group at Fullscreen, a next generation media company since January 2016. Mr. Stein was an executive in residence with Lerer Hippeau Ventures from February 2015 through December 2015. From July 2013 to December 2014, Mr. Stein was the Global CEO of Razorfish, a global digital agency. From 2009 through July 2013, he was the President of the East Region for Razorfish. Prior to Razorfish, Mr. Stein held various leadership positions for technology and consulting companies, including partner at Scient, managing partner at iXL, director of client services at NetResponse, and a consultant for marketing and technology at KPMG. Mr. Stein serves on the board of Panna Cooking, a private corporation. Mr. Stein received a B.S. degree in Marketing from Lehigh University. The Board of Directors believes the characteristics that qualify Mr. Stein for the Board include his long-term experience in the eCommerce industry, expertise in information technology, leadership experience and judgment.

Michael C. Willoughby, age 56, has served as Chief Executive Officer and a Director since March 2013, as President of PFSweb, Inc. since September 2010 and as Chief Information Officer of the Company from October 2001 until April 2016. Mr. Willoughby has previously served as President of Priority Fulfillment Services, a subsidiary of the Company, from February 2006 to September 2010. From 1999 to 2001, Mr. Willoughby served the Company as Vice President of E-Commerce. Prior to joining the Company, Mr. Willoughby served as President and Chief Executive Officer of Design Technologies, Inc., an e-commerce software development firm from 1994 to 1999. Prior to founding Design Technologies, Inc., Mr. Willoughby served as President and Chief Executive Officer of Integration Services, Inc., an IT consulting services company. Mr. Willoughby received his Bachelor of Business Administration degree in Information Systems from Abilene Christian University. The Board of Directors believes the characteristics that qualify Mr. Willoughby for the Board include his long-term experience in the eCommerce industry, expertise in information technology, leadership experience and judgment and extensive knowledge of the Company’s business.
Information About Our Executive Officers
In addition to Michael C. Willoughby named above, the following are the names, ages and positions of the other executive officers of the Company:
Thomas J. Madden, age 58, has served as Executive Vice President, Chief Financial Officer of the Company since its inception in 1999 and Chief Accounting Officer until October 2019. Mr. Madden previously served as Chief Financial Officer of Daisytek International Corporation (“Daisytek”), former parent corporation of the Company, from 1997 to 2000, as Vice President — Finance, Treasurer and as Chief Accounting Officer of Daisytek from 1994 to 2000 and as Controller of Daisytek from 1992 to 1994. From 1983 to 1992, Mr. Madden served in various capacities with Arthur Andersen & Co., S.C., including financial consulting and audit manager.
R. Zach Thomann, age 38, has served as Executive Vice President and General Manager of the Company’s PFS Operations business unit since 2018 and is responsible for strategic direction and management of all PFS Operations activities, including distribution, contact center, client financial services, and omni-channel operations services provided on behalf of PFSweb’s clients. Mr. Thomann served as Senior Vice President and General Manager of the Company’s PFS Operations business unit from 2017-2018, Senior Vice President and General Manager of Omni-Channel Operations from 2016 to 2017, Vice President and General Manager of Omni-Channel Operations from 2015 to 2016, Vice President of Program Management from 2013 to 2015, Director of Program Management from 2012 to 2013 and held various program management and client implementation roles from 2003 to 2012.
James Butler, age 54, joined the Company in June 2019 as Executive Vice President and General Manager of the Company's LiveArea business unit. He has an extensive background in technology and digital consulting. Most recently, Mr. Butler served as President of Intersection from June 2017 through January 2019, a consulting practice focused on bridging the digital and physical worlds to improve the experience of public places through technology. Prior to Intersection, Mr. Butler was president of Isobar, a full-service award-winning experiential design and technology consulting agency from May 2012 to May 2017.
Meetings and Committees of the Board
The Board of Directors met a total of fourteen times during the calendar year ended December 31, 2019. The Board of Directors has determined that, other than Mr. Willoughby, each director is independent within the meaning of applicable Securities and Exchange Commission (“SEC”) rules and Nasdaq listing standards. The independent directors are able to and generally meet in executive session without the Company’s management at each regularly scheduled quarterly Board meeting.
The Board of Directors does not have a policy regarding director attendance at the annual meeting of stockholders. The Company provides notice of the meeting to the Board of Directors. No current independent director attended the 2019 annual meeting.
The Board of Directors currently has a Nominating, Audit, Compensation and Technology and Cybersecurity Committee, each of which is a standing committee of the Board of Directors.
The Nominating Committee is responsible for identifying and evaluating individuals qualified to become Board members and recommending to the Board candidates to stand for election or re-election as directors. The Committee will consider candidates at the recommendation of existing Board members, Company management, search firms or other consultants, or stockholders. Stockholders wishing to recommend director candidates to the Board may do so by writing to the Committee in care of the Corporate Secretary at the Company’s executive office, 505 Millennium Drive, Allen, TX 75013. At a minimum, director candidates should have demonstrated achievement in their particular field of endeavor, significant business or other management experience that would be of value to the Company, integrity and high ethical standards, good communication and leadership skills, and the ability and willingness to commit adequate time and attention to carry out their Board duties effectively. The Committee will evaluate candidates through background and reference checks, interviews and an analysis of each candidate’s qualifications and attributes in light of the current composition of the Board and the Company’s leadership needs at the time. The Nominating Committee does not have a formal policy with regard to the consideration of diversity in identifying director nominees, but the Committee strives to nominate directors with a variety of complementary skills so that, as a group, the Board will possess the appropriate talent, skills, experience and expertise to oversee the Company’s business. Candidates recommended by stockholders will be evaluated with the same standards and process as candidates identified through other individuals or methods. The current members of the Nominating Committee are Mr. Reilly, Mr. Rosenzweig and Mr. Stein (who serves as Chairman), each of whom has been determined to be independent as discussed above.

The Nominating Committee has adopted a charter which is available on the Company’s website at https://ir.pfsweb.com/corporate-governance (the contents of the website are not incorporated in this Proxy Statement by reference). The Nominating Committee met two times during the calendar year ended December 31, 2019.
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
 The Audit Committee is currently comprised of three directors, Mr. Beatson (who serves as Chairman), Mr. Frankfurt and Ms. Luechtefeld, each of whom has been determined by the Board of Directors to be independent as discussed above, and is able to read and understand fundamental financial statements, including the Company’s balance sheet, statement of operations and comprehensive income (loss) and statement of cash flows. The Board of Directors has determined that, based on his relevant experience as described above, Mr. Beatson is qualified as the audit committee financial expert within the meaning of applicable SEC regulations and has the requisite financial sophistication required by the Nasdaq listing standards. The Audit Committee met a total of seven times during calendar year 2019. The Committee has adopted a written amended and restated audit committee charter setting out the audit-related functions of the Audit Committee, and the Committee reviews and reassesses the adequacy of the charter on an annual basis. A copy of the charter is available on the Company’s website at https://ir.pfsweb.com/corporate-governance.
The Compensation Committee approves, or in some cases recommends, to the Board, remuneration and compensation arrangements involving the Company’s executive officers and other key employees. The current members of the Compensation Committee are Mr. Beatson, Mr. Nagakura, Mr. Reilly (who serves as Chairman) and Ms, De Luca, each of whom has been determined by the Board of Directors to be independent as discussed above. The Compensation Committee also serves as the Committee which administers the Company’s 2018 Stock and Incentive Plan. The Compensation Committee has adopted a charter which is available on the Company’s website at https://ir.pfsweb.com/corporate-governance. The Compensation Committee met seven times during the calendar year ended December 31, 2019.
The Technology and Cybersecurity Committee is responsible for review and oversight of technology-based issues. The Technology and Cybersecurity Committee is comprised of three directors, Ms. Luechtefeld (who serves as Chairman), Ms. De Luca and Mr. Stein. The Technology and Cybersecurity Committee has adopted a charter which is available on the Company’s website at https://ir.pfsweb.com/corporate-governance. The Technology and Cybersecurity Committee met five times during the calendar year ended December 31, 2019.
During calendar year 2019, no current director or director nominee attended fewer than 75% of the aggregate of all meetings of the Board and the committees, if any, upon which such director served and which were held during the period of time that such person served on the Board or such committee.
Communicating with the Board of Directors
Stockholders wishing to communicate with one or more Directors or the Board as a whole may do so in a writing addressed to the Director(s) or the Board and sent to the Corporate Secretary, PFSweb, Inc., 505 Millennium Drive, Allen, TX 75013.
Code of Ethics
The Board has approved a code of business conduct and ethics in accordance with rules of the SEC and Nasdaq listing standards applicable to all directors, officers and employees, including the chief executive officer, senior financial officers and the principal accounting officer. The code is intended to provide guidance to directors and management to assure compliance with law and promote ethical behavior. Copies of the Company’s code of business conduct and ethics may be found on the Company’s website at https://ir.pfsweb.com/corporate-governance, along with any amendments thereto or waivers of its requirements.

Board Leadership Structure
Currently, the Company has separated the roles of Chief Executive Officer and Chairman in order to permit the Chief Executive Officer to focus his efforts on maintaining and improving the Company’s operations. In addition, to assure effective independent oversight of the Company management, all of the other Board members are currently independent directors who may meet in executive session without management present. The Board of Directors otherwise has the authority to determine the leadership structure of the Company at any given time. Each committee of the Board is comprised entirely of independent directors. The Company’s Bylaws further permit the appointment of a lead independent director by the other independent directors. The lead director is authorized to prepare the agendas for executive sessions of the independent directors and chair those sessions, facilitate communications between the Chairman and other members of the Board, and act as a liaison to shareholders who request direct communication with the Board. Prior to his being appointed as Chairman, Mr. Reilly served as the lead director. The Board of Directors has appointed Ms. Luechtefeld to serve as Chairperson of the Board and lead director effective as of June 30, 2020.
Risk Management
Risk is inherent with every business, and we believe that how well a business manages risk can ultimately determine its success. We face a number of risks more fully described in our annual and quarterly filings with the SEC, including risks relating to dependence on clients and suppliers, competition, cybersecurity and data breaches, product development, credit and liquidity, acquisitions and foreign expansion and other business risks. Management is responsible for the day-to-day management of risks we face, while our Board of Directors, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our Board of Directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. The Board of Directors, together with its committees, provides company-wide oversight of our management and handling of risk. The Technology and Cybersecurity committee has primary responsibility for information technology and cyber risks and efforts taken by the Company to mitigate such risks. At meetings of the Board of Directors and its committees, directors receive regular updates from management regarding risk management. Outside of formal meetings, the Board, its committees and individual Board members have regular access to the executive officers of the Company and are often consulted by management in respect of Company operations.

Item 11.	Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid or accrued by the Company to the Company’s Chief Executive Officer, Chief Financial Officer and to the most highly compensated current officer of the Company during 2019 (the “Named Executive Officers”) for services rendered to the Company during the two fiscal years ended December 31, 2019, and our former Executive Vice President, Chief Revenue Officer and General Manager of LiveArea:

	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total

Michael C. Willoughby	2019	$531,672	$—	$—	$—	$12,089	$543,761
Chief Executive Officer and	2018	$537,526	$—	$1,078,518	$—	$29,370	$1,645,414
President
Thomas J. Madden	2019	$377,149	$—	$—	$—	$23,807	$400,956
Executive Vice President -	2018	$370,757	$—	$548,883	$—	$52,332	$971,972
Chief Financial Officer
R. Zach Thomann	2019	$321,153	$—	$—	$—	$8,056	$329,209
Executive Vice President and	2018	$284,507	$—	$271,681	$109,171	$22,146	$687,505
General Manager - PFS Operations
C. Travis Hess	2019	$74,320	$10,000	$—	$—	$275,989	$360,309
Former Executive Vice President -	2018	$336,796	$—	$313,023	$—	$24,570	$674,389
Chief Revenue Officer and
General Manager - LiveArea (6)

(1)
Salary represents base salary earnings. While annual base salaries as of December 31, 2018 and 2019 were $515,000 and $530,000 for Mr. Willoughby, $355,000 and $382,000 for Mr. Madden, $280,000 and $345,000 for Mr. Thomann and $325,000 and $340,000 for Mr. Hess, respectively, variances in salary amounts above reflect timing of base salary adjustments and the timing of payments made to executives under the Company’s bi-weekly payroll processing.

(2)	Represents non-performance based cash awards earned.

(3)
Represents issuance of Performance Share Awards (“Performance Shares”) and Restricted Stock Unit Awards (“RSUs” and together with Performance Shares, the “Awards”) under the Company’s 2018 Stock and Incentive Plan, as amended and restated (the “Plan”). Performance Shares are subject to three-year vesting and certain additional criteria, depending upon Award grant, including continued employment, the comparative performance (on an annual and cumulative basis) of the Company’s common stock on Nasdaq as compared to the Russell Micro Cap Index and/or achievement of certain Company performance goals. The amounts reported in this column represent the grant date fair value for these Awards as calculated in accordance with Accounting Standards Codification Topic 718. The assumptions made in calculating the grant date fair value amounts for the Awards issued in the year ended December 31, 2018 are summarized in Note 9 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019. At the maximum Awards shares, these values for the year ended December 31, 2018 for Mr. Willoughby was $1,421,376; for Mr. Madden was $733,077; for Mr. Thomann was $337,086; and for Mr.Hess was $385,681. The values for the Awards shares included in this column that were subsequently forfeited for the year ended December 31, 2018 were as follows: for Mr. Willoughby: $245,808; for Mr. Madden: $144,207; for Mr. Thomann: $5,211; and for Mr. Hess: $87,460. The amounts in this column do not necessarily correspond to the actual economic value that may be realized by the Named Executive Officers from the Awards. No such Awards were issued for the year ended December 31, 2019, as there were not enough shares left in the Company’s 2018 Stock and Incentive Plan. Should the shareholders approve a new equity plan, the Company anticipates issuing awards in 2020 to compensate for shares not awarded in 2019. Therefore, we expect to report a significantly larger amount in 2020 than we have historically awarded.

(4)
Represents performance-based cash awards earned under the Plan. No performance-based cash awards were granted in 2019. Mr. Thomann was the only Named Executive Officer to meet the performance criteria in 2018.

(5)
Represents amounts paid in respect of life insurance premiums, automobile allowance and expenses for the personal use of automobile, Company paid healthcare premiums, a severance payment for Mr. Hess and, for certain individuals, club dues and memberships.

(6)	Effective April 1, 2019, Mr. Hess and the Company agreed to his separation from the Company pursuant to a Separation Agreement.

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

2019 Say-on Pay Vote
At our last four annual meetings, a non-binding, advisory resolution approving the compensation paid to our named executive officers, as disclosed in our proxy statement or on Form 10-K/A for each such annual meeting, was approved by over a majority of our stockholders. In designing an executive compensation program for 2019, the Compensation Committee considered the support previously received by the Company’s stockholders for its historical compensation practices and has used consistent methodologies and practices for making 2019 compensation decisions.

OUTSTANDING EQUITY AWARDS AT 2019 FISCAL YEAR END
The following table sets forth the number of unexercised options and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2019.

		Option Awards				Stock Awards
Named Executive Officer	Grant Date	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Options (# Unexercisable)	Option Exercise Price ($)	Option Expiration Date	Equity incentive plan awards: Number of unearned shares that have not vested (#) (1)	Equity incentive plan awards: Market or payout value of unearned shares that have notvested ($) (2)

Michael C. Willoughby	3/30/2011	50,000	—	$5.00	3/29/2021	—	$—
	4/9/2018	—	—	$—	—	47,938	$183,123
Thomas J. Madden	4/19/2010	45,000	—	$4.00	4/18/2020	—	$—
	3/30/2011	65,000	—	$5.00	3/29/2021	—	$—
	4/9/2018	—	—	$—	—	22,030	$84,155
R. Zach Thomann	9/10/2013	2,500	—	$5.61	9/9/2023	—	$—
	4/9/2018	—	—	$—	—	11,153	$42,604
C. Travis Hess (3)	4/9/2018	—	—	$—	—	3,320	$12,682

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

(2)	Market value is computed by multiplying the number of Performance Share Awards by $3.82, which was the closing price per share of the Company’s common stock on December 31, 2019, on Nasdaq.

(3)
Effective April 1, 2019, Mr. Hess and the Company agreed to Mr. Hess' separation from the Company. Awards previously granted to Mr. Hess continued to vest though his severance period, ending March 31, 2020.

EMPLOYMENT, CHANGE OF CONTROL AND TERMINATION ARRANGEMENTS FOR EXECUTIVES
The Company and each of Mr. Willoughby and Mr. Madden have entered into Change in Control Severance Agreements, as amended. Under these agreements, and in consideration of certain commitments of the officer to continue employment, upon the occurrence of a change in control, all unvested options held by the officer immediately vest and become exercisable. During the two year period following a change in control (whenever occurring), as defined in the applicable agreement, if the employment of the officer is terminated (other than for cause, death, disability or retirement), or if there is a material adverse change in the officer’s responsibilities, compensation or benefits to which the officer does not consent, then, in each case, the officer is entitled to receive from the Company (1) all salary and bonus amounts accrued through the date of termination, (2) a severance payment equal to twice the officer’s salary and bonus amount (which is defined as the greater of (i) the highest annual incentive bonus earned by the executive during the last three completed fiscal years or (ii) the executive’s then target bonus, if any) and (3) continuation for two years of all employee benefits (unless otherwise provided by a subsequent employer). If applicable, the officer is also entitled to receive an additional payment to compensate the officer for any additional excise tax liability arising by reason of the receipt of such severance or bonus payment. A change in control has the meaning provided in Section 409A of the Internal Revenue Code, as amended (the “Code”) and the regulations thereunder. The agreement terminates upon the voluntary resignation or termination of employment by the officer.
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
For purposes of providing quantitative disclosure of the foregoing, assuming that a qualifying triggering event occurred as of December 31, 2019 and assuming the 2018 Stock and Incentive Plan had enough shares to issue Awards in 2019 in a consistent manner as the prior year grants: (i) Mr. Willoughby would have been entitled to receive aggregate cash payments of approximately $1,060,000 (payable over 24 months), other benefits with an estimated value of approximately $65,000, and up to 686,843 shares of the Company’s stock valued at $2,623,740 based on the $3.82 closing price of the Company’s stock on December 31, 2019, (and, in the event of a change in control, an additional amount of up to 108,446 shares of the Company’s stock valued at $414,264 based on the $3.82 closing price of the Company’s stock on December 31, 2019, plus, if applicable, an additional payment to cover any excise tax liability) and (ii) Mr. Madden would have been entitled to receive aggregate cash payments of approximately $764,000 (payable over 24 months), other benefits with an estimated value of approximately $65,000, and up to 315,636 shares of the Company’s stock valued at $1,205,730 based on the $3.82 closing price of the Company’s stock on December 31, 2019 (and, in the event of a change in control, an additional amount of up to 66,248 shares of the Company’s stock valued at $253,067 based on the $3.82 closing price of the Company’s stock on December 31, 2019, plus, if applicable, an additional payment to cover any excise tax liability). Without the assumed grant of Awards in 2019: Mr. Willoughby would have been entitled to receive up to 47,937 shares of the Company’s stock valued at $183,119 based on the $3.82 closing price of the Company’s stock on December 31, 2019, (and, no additional shares of the Company's stock in the event of a change in control) and (ii) Mr. Madden would have been entitled to receive up to 22,030 shares of the Company’s stock valued at $84,155 based on the $3.82 closing price of the Company’s stock on December 31, 2019 (and, no additional shares of the Company's stock in the event of a change in control).

The Company and Mr. Thomann entered into an agreement under which, and in consideration for, among other things, the agreement of such individual to be bound by a restrictive covenant, in the event of the termination of his employment other than for cause (including termination following a reduction in his or her base salary unless such reduction is part of, and proportionate with, a general reduction in officer compensation), he is entitled to a severance benefit of twelve months of continuation of base salary, Restricted Stock Units and Performance Shares vesting and employee benefits for the twelve month period following termination. In addition, upon a change in control, certain unvested Performance Shares and all unvested Restricted Stock Units held by such individual immediately vest.
For purposes of providing quantitative disclosure of the foregoing, assuming that a qualifying triggering event occurred as of December 31, 2019 and assuming the 2018 Stock and Incentive Plan had enough shares to issue Awards in 2019 in a consistent manner as the prior year grants: Mr. Thomann would have been entitled to receive aggregate cash payments of approximately $345,000 (payable over twelve months) and other benefits with an estimated value of approximately $21,000, and up to 55,438 shares of the Company’s stock valued at $211,773 based on the $3.82 closing price of the Company’s stock on December 31, 2019 (and, in the event of a change in control, an additional amount of up to 32,692 shares of the Company’s stock valued at $124,883 based on the $3.82 closing price of the Company’s stock on December 31, 2019). Without a grant of Awards in 2019: Mr. Thomann would have been entitled to receive up to 11,153 shares of the Company’s stock valued at $42,604 based on the $3.82 closing price of the Company’s stock on December 31, 2019 (and, no additional shares of the Company's stock in the event of a change in control).
In connection with Mr. Hess’ separation, the Company and Mr. Hess entered into a Separation Agreement and General Release (the “Separation Agreement”) pursuant to which the Company agreed to continue paying Mr. Hess his base salary, subject to certain conditions, and to continue provide medical benefits for a period of twelve months following his separation from the Company. In addition, the Separation Agreement entitles Mr. Hess to certain Restricted Stock Unit Awards and Performance Shares, a cash bonus of $10,000 related to services rendered in 2019 and a commission payment related to existing sales opportunities as of the date of separation.

                    2019 DIRECTOR COMPENSATION
The following table sets forth the compensation earned by non-employee Directors for their service on the Board of Directors and its committees, as applicable, during the year ended December 31, 2019:

Named Executive Officer	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (1)	Total

David I. Beatson (2)(10)	$10,000	$120,000	$—	$130,000
Monica Luechtefeld (3)	7,500	120,000	—	127,500
James F. Reilly (4)(10)	17,500	120,000	—	137,500
Benjamin Rosenzweig (5)	—	120,000	—	120,000
Peter J. Stein (6)	—	120,000	—	120,000
Robert Frankfurt (7)	—	90,000	—	90,000
G. Mercedes De Luca (8)	—	60,000	—	60,000
Shinichi Nagakura (9)	—	—	—	—

(1)
Represents aggregate grant date fair value in accordance with ASC Topic 718. See Note 9 of the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 for the assumptions used in calculating these amounts.

(2)	Mr. Beatson had 70,000 options and 85,754 deferred stock units outstanding as of December 31, 2019.

(3)	Ms. Luechtefeld had 30,000 options and 82,979 deferred stock units outstanding as of December 31, 2019.

(4)	Mr. Reilly had 70,000 options and 85,754 deferred stock units outstanding as of December 31, 2019.

(5)	Mr. Rosenzweig had 40,000 options and 85,754 deferred stock units outstanding as of December 31, 2019.

(6)	Mr. Stein had 30,000 options and 67,075 deferred stock units outstanding as of December 31, 2019.

(7)	Mr. Frankfurt had 25,216 deferred stock units outstanding as of December 31, 2019.

(8)	Ms. De Luca had 19,457 deferred stock units outstanding as of December 31, 2019.

(9)
Mr. Nagakura is eligible to participate in the Company’s compensation programs for non-employee Directors; however as a representative of TCI Mr. Nagakura is not permitted to receive remuneration for serving as a director of the Company. Accordingly, Mr. Nagakura received no compensation as a Director during 2019.

(10)	Mr. Beatson and Mr. Reilly each received $2,500 in additional compensation for the value of certain options that expired.

For 2019, each non-employee Director received a quarterly retainer (“Retainer”) equal to $30,000. Each quarterly Retainer is effected through the issuance of Deferred Stock Units (each, a “DSU”) under the Plan. Each DSU represents the right to receive a number of shares of Common Stock equal to the Retainer divided by the closing price of the Common Stock immediately preceding the DSU grant date. Shares are not issuable under the DSU until the Director no longer serves on the Board. In addition, the Chairman of the Board and the chairpersons of the Audit, Compensation and Technology and Cybersecurity committees are entitled to receive an annual cash payment of $7,500.
Directors who are also employees of the Company or any of its subsidiaries receive no remuneration for serving as directors or Committee members.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth as of April 27, 2020, certain information regarding the beneficial ownership of the Company’s Common Stock by (i) each person who is known to the Company to beneficially own more than 5% of the Common Stock, (ii) each of the Directors and Named Executive Officers of the Company individually and (iii) the Directors and executive officers of the Company as a group. The information contained in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, as such, also includes shares acquirable within 60 days. Unless otherwise indicated, the stockholders identified in this table have sole voting and investment power with respect to the shares owned of record by them.

Name and Address of Beneficial Owner	Number of Shares	Percent (1)

transcosmos, inc. (2)
21-25-18 Shibuya, Shibuya-ku
Tokyo 150-8530 Japan	3,678,779	18.9%
Wellington Management Group, LLP (3)
280 Congress Street, Boston, MA 02210	2,526,491	13.0%
AWM Investment Company, Inc. (4)
527 Madison Avenue, New York, NY 10022	1,832,185	9.4%
Engine Capital Management, LLC (5)
1370 Broadway, New York, NY 10018	1,344,052	6.9%
Hoak & Co. (6)
3963 Maple Avenue, Dallas, TX 75219	1,000,000	5.1%
Michael C. Willoughby (7)	294,069	1.5%
Thomas J. Madden (7)	263,380	1.4%
James F. Reilly (7)	229,030	1.2%
David I. Beatson (7)	187,991	*
Benjamin Rosenzweig (7)	163,476	*
Monica Luechtefeld (7)	130,833	*
Peter J. Stein (7)	114,929	*
Robert Frankfurt (7)	43,070	*
G. Mercedes De Luca (7) (8)	37,311	*
R. Zach Thomann (7)	28,930	*
Shinichi Nagakura (7)	—	*

All directors and executive officers as a group (13 persons) (9)	1,580,851	8.1%

* Represents less than 1%

(1)	This table is based on 19,465,753 shares of Common Stock outstanding on April 27, 2020.

(2)	Based on a March 25, 2014 Form SC 13 D/A filing by transcosmos, inc.

(3)	Based on a January 28, 2020 Form SC 13 G/A filing by Wellington Management Group, LLP.

(4)	Based on a February 12, 2020 Form SC 13 G/A filing by AWM Investment Company, Inc.

(5)	Based on a March 26, 2020 Form 13D/A filing by Engine Capital Management, LLC.

(6)	Based on a December 31, 2018 Form SC 13 D filing by Hoak & Co.

(7)
Includes the following shares issuable under outstanding vested options, vested stock awards, and deferred stock units: Thomas J. Madden - 65,000; Michael C. Willoughby - 50,000; James F. Reilly - 173,608; David I. Beatson - 173,608;

Benjamin Rosenzweig - 143,608; Monica Luechtefeld - 130,833; Peter J. Stein - 114,929; Robert Frankfurt - 43,070; G. Mercedes De Luca - 37,311, and R. Zach Thomann - 2,500.

(8)	G. Mercedes De Luca was appointed a Director effective May 13, 2019.

(9)	Includes 986,134 shares of Common Stock issuable under outstanding vested options, vested stock awards, and deferred stock units.
The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2019. For additional information about our equity compensation plans, see Note 9 to and Item 12 in the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by shareholders (1)	2,311,988	$6.65	639,685
Equity compensation plans not approved by shareholders	—		—
Total	2,311,988	$6.65	639,685

(1)	Excludes 254,228 service-based restricted stock units, 227,221 performance-based and market-based restricted stock units, and 451,989 deferred stock units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
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
Relationships with Related Persons
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
Purchase Agreement with transcosmos, inc.
In 2013 we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with transcosmos inc., a Japanese business processing outsourcing company (“TCI”), pursuant to which the Company sold shares of the Company’s common stock to TCI in a private placement transaction. TCI is currently the Company’s largest shareholder. Pursuant to the Purchase Agreement, the Company agreed to nominate a representative of TCI to the Company’s board of directors, or a replacement designated by TCI, so long as TCI owns 10% of the Company’s issued and outstanding shares of common stock. Mr. Nagakura currently serves as the director designated by TCI. The Purchase Agreement also provides TCI with certain preemptive rights and subjects TCI to certain share transfer restrictions and standstill provisions.

Other Transactions
We entered into various employment related agreements and compensatory arrangements with our executive officers and directors that provide for compensatory and certain severance and change of control benefits. For a description of these see sections above in Item 11 – Executive Compensation tilted “Employment, Change of Control and Termination Arrangements for Executives” and “Director Compensation.”

Item 14.	Principal Accounting Fees and Services
Fees billed to the Company by BDO USA, LLP for the years 2018 and 2019
The following table sets forth (i) the aggregate fees billed by BDO USA, LLP relating to the audit of the 2018 and 2019 consolidated financial statements and (ii) the fees for other professional services billed by BDO USA, LLP in connection with services rendered during 2018 and 2019.

Fee Type	2019	2018

Audit fees (a)	$772,000	$816,000
Audit-related fees (b)	$68,000	$66,000
Tax fees (c)	$5,000	$6,000
All other fees	—	—

(a)	Includes fees for professional services rendered in connection with the audit of the annual financial statements and internal control review and reviews of the quarterly financial statements.

(b)	Consists of aggregate fees billed for assurance services provided in connection with reports on certain internal controls under Statement on Standards for Attestation Engagements (SSAE) No. 18.

(c)	Consists of fees billed related to tax compliance related services.

All of the fees listed in the chart above were pre-approved by the Audit Committee, which concluded that the provisions of such services by BDO USA, LLP was compatible with the maintenance of that firm’s independence in the conduct of its audit.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non Audit Services of Independent Registered Public Accountants
The Audit Committee pre-approves all audit and permissible non-audit services provided by the Company’s independent auditors. These services may include audit services, audit related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case by case basis. During 2019 all audit, non-audit and tax services provided by BDO USA, LLP were pre-approved by the Audit Committee in accordance with this policy.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
The following documents are filed as part of this Annual Report or incorporated by reference:
(a)(1). Financial Statements
The response to this portion of Item 15 was previously filed with the Form 10-K on March 13, 2020.
(a)(2). Financial Statement Schedules
The response to this portion of Item 15 was previously filed with the Form 10-K on March 13, 2020.
(a)(3) and (b). Exhibits
The exhibits listed on the accompanying Exhibit Index are filed as part of, or are incorporated by reference into, this Amendment.
Exhibits

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.1.1	Certificate of Amendment of Certificate of Incorporation of PFSweb, Inc.

3.1.2	Certificate of Amendment to Certificate of Incorporation of PFSweb, Inc.

3.1.3	Certificate of Amendment to Certificate of Incorporation of PFSweb, Inc.

3.1.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of PFSweb, Inc.

3.2	Amended and Restated By-Laws.

3.2.1	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.

3.2.2	Amendment to the Amended and Restated By-Laws of PFSweb, Inc.

3.2.3	Amendments to the Amended and Restated By-Laws of PFSweb, Inc.

4.1	Rights Agreement, dated as of June 8, 2000, between the Company and ChaseMellon Shareholder Services, LLC.

4.2	Description of Registrant's securities.

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

10.84*	Employment Agreement by and between PFSweb, Inc. and Anu Jain, dated as of April 1, 2019.

10.85*	Separation Agreement and General Release, by and between PFSweb, Inc. and Travis Hess, dated as of May 7, 2019.

10.86*	Employment Agreement by and between PFSweb, Inc. and James Butler, dated as of June 11, 2019.

10.87	Securities Purchase Agreement, by and between PFSWeb, Inc. and Transcosmos Inc., dated May 15, 2013.

21	Subsidiary Listing.

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney

31.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

31.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

31.3**	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4**	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

* Denotes management or compensatory agreements
** Filed herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/Thomas J. Madden
Thomas J. Madden
Chief Financial Officer
Dated: April 29, 2020