Form 10-Q
period 2020-03-31
PFSWEB INC
filed 2020-05-08
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒
As of May 4, 2020, there were 19,465,753 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

PFSWEB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	(Unaudited) March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,503	$12,434
Restricted cash	214	214
Accounts receivable, net of allowance for doubtful accounts of $1,237 and $1,071 at March 31, 2020 and December 31, 2019, respectively	63,898	72,262
Inventories, net of reserves of $166 and $291 at March 31, 2020 and December 31, 2019, respectively	2,012	3,281
Other receivables	4,019	3,324
Prepaid expenses and other current assets	7,696	6,954
Total current assets	92,342	98,469
PROPERTY AND EQUIPMENT:
Cost	97,582	99,750
Less: accumulated depreciation	(80,501)	(81,314)
	17,081	18,436
OPERATING LEASE RIGHT-OF-USE ASSETS	34,550	36,403
IDENTIFIABLE INTANGIBLES, net	1,012	1,135
GOODWILL	44,910	45,393
OTHER ASSETS	3,909	3,772
Total assets	$193,804	$203,608
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$37,455	$44,640
Accrued expenses	21,013	21,625
Current portion of operating lease liabilities	8,728	8,904
Current portion of long-term debt and finance lease obligations	3,040	2,971
Deferred revenues	4,846	6,058
Total current liabilities	75,082	84,198
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS, less current portion	37,313	34,829
DEFERRED REVENUES, less current portion	959	1,398
OPERATING LEASE LIABILITIES	31,165	33,295
OTHER LIABILITIES	3,146	3,046
Total liabilities	147,665	156,766

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 19,499,220 and 19,465,877 issued at March 31, 2020 and December 31, 2019, respectively; and 19,465,753 and 19,432,410 outstanding at March 31, 2020 and December 31, 2019, respectively	19	19
Additional paid-in capital	158,664	158,192
Accumulated deficit	(110,174)	(109,943)
Accumulated other comprehensive loss	(2,245)	(1,301)
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	46,139	46,842
Total liabilities and shareholders’ equity	$193,804	$203,608
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2020	2019
REVENUES:
Service fee revenue	$54,298	$51,439
Product revenue, net	7,533	7,499
Pass-through revenue	14,868	13,211
Total revenues	76,699	72,149
COSTS OF REVENUES:
Cost of service fee revenue	34,716	33,958
Cost of product revenue	7,123	7,077
Cost of pass-through revenue	14,868	13,211
Total costs of revenues	56,707	54,246
Gross profit	19,992	17,903
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	19,369	18,346
Income (loss) from operations	623	(443)
INTEREST EXPENSE, net	415	512
Income (loss) before income taxes	208	(955)
INCOME TAX EXPENSE, net	439	209
NET LOSS	$(231)	$(1,164)

NET LOSS PER SHARE:
Basic	$(0.01)	$(0.06)
Diluted	$(0.01)	$(0.06)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	19,679	19,486
Diluted	19,679	19,486
COMPREHENSIVE LOSS:
Net loss	$(231)	$(1,164)
Foreign currency translation adjustment	(944)	31
TOTAL COMPREHENSIVE LOSS	$(1,175)	$(1,133)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands, Except Share Data)

Three Months Ended March 31, 2020

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity

Balance, December 31, 2019	19,465,877	$19	$158,192	$(109,943)	$(1,301)	33,467	$(125)	$46,842
Net loss	—	—	—	(231)	—	—	—	(231)
Stock-based compensation	—	—	545	—	—	—	—	545
Issuance of restricted stock	33,343	—	—	—	—	—	—	—
Tax withholding on restricted stock	—	—	(73)	—	—	—	—	(73)
Foreign currency translation adjustment, net of taxes	—	—	—	—	(944)	—	—	(944)
Balance, March 31, 2020	19,499,220	$19	$158,664	$(110,174)	$(2,245)	33,467	$(125)	$46,139

Three Months Ended March 31, 2019

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity

Balance, December 31, 2018	19,294,296	$19	$155,455	$(107,773)	$(993)	33,467	$(125)	$46,583
Net loss	—	—	—	(1,164)	—	—	—	(1,164)
Stock-based compensation	—	—	651	—	—	—	—	651
Exercise of stock options	1,500	—	2	—	—	—	—	2
Foreign currency translation adjustment, net of taxes	—	—	—	—	31	—	—	31
Balance, March 31, 2019	19,295,796	$19	$156,108	$(108,937)	$(962)	33,467	$(125)	$46,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(231)	$(1,164)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,285	2,715
Deferred income taxes	183	189
Stock-based compensation expense	545	651
Other	20	1
Changes in operating assets and liabilities:
Accounts receivable	7,623	19,841
Inventories	1,269	1,973
Prepaid expenses, other receivables and other assets	(1,673)	(34)
Operating leases	(367)	13
Trade accounts payable, deferred revenues, accrued expenses and other liabilities	(9,374)	(17,818)
Net cash provided by operating activities	280	6,367

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(954)	(911)
Proceeds from sale of property and equipment	142	—
Net cash used in investing activities	(812)	(911)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	—	2
Taxes paid on behalf of employees for withheld shares	(73)	—
Payments on finance lease obligations	(319)	(495)
Payments on revolving loan	(34,526)	(42,428)
Borrowings on revolving loan	37,594	35,653
Payments on other debt	(482)	(256)
Borrowings on other debt	755	1,616
Net cash provided by (used in) financing activities	2,949	(5,908)

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(348)	(288)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,069	(740)

Cash and cash equivalents, beginning of period	12,434	15,419
Restricted cash, beginning of period	214	207
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	12,648	15,626

Cash and cash equivalents, end of period	14,503	14,679
Restricted cash, end of period	214	207
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$14,717	$14,886

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$352	$101
Cash paid for interest	432	588
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and finance leases	370	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of PFSweb, Inc. and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all normal and recurring adjustments necessary to present fairly the unaudited condensed consolidated balance sheets, statements of operations and comprehensive loss, statements of shareholders' equity, and statements of cash flows for the periods indicated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019.  We refer to PFSweb, Inc. and its subsidiaries collectively as “PFSweb,” the “Company,” “us,” “we” and “our” in these unaudited condensed consolidated financial statements.
Results of our operations for interim periods may not be indicative of results for the full fiscal year. We reclassify certain prior year amounts, as applicable, to conform to the current year presentation.
Recent Developments
We are closely monitoring the impact of the 2019 novel coronavirus, or COVID-19, on all aspects of our business. COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020 and the President of the United States declared the COVID-19 outbreak a national emergency. While the COVID-19 pandemic has not had a material adverse impact on our operations to date, the future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving. We have taken a number of precautionary measures designed to help minimize the risk of the spread of the virus to our employees and adjusted our operations wherever necessary to help ensure a safe environment for our staff across business functions. Beginning in April 2020, we began to receive requests from a limited number of our clients to assist them with extended payment terms and/or pricing adjustments for a short time period.  We have also begun to see delays in certain limited projects and requests from certain clients to reduce current staffing on our time and materials projects.  While we believe this will have a short-term impact on cash flow and revenues, we do not currently anticipate these identified modifications to date will have a material impact to our overall business and financial results. As a result of the impact of COVID-19, many businesses have or will be experiencing short-term or long-term liquidity issues. Based on our current expectations, we believe we have the appropriate financial structure in place to support our own business operations. However, we do expect increased potential risk from the viability of clients. We have and will continue to closely monitor our clients’ financial results, payment patterns and business updates in an effort to minimize the potential impact of our credit risk. It is possible that the COVID-19 pandemic, the measures taken by the governments affected and the resulting economic impact may cause disruptions and impact our business as we continue to move through the fiscal year which may materially and adversely affect the Company’s results of operations, cash flows and financial position as well as that of our customers.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States’ economy and fund a nationwide effort to curtail the effect of COVID-19. The Company plans to make use of the allowance granted under section 2302 of the CARES Act, which permits employers to forgo timely payment of the employer portions of Social Security and RRTA taxes that would otherwise be due from March 27 through December 31, 2020, without penalty or interest charges. Similarly, the UK and Belgium governments have granted businesses the option to defer the payment of certain value-added tax ("VAT") amounts. The Company intends to elect this option and we continue to examine the impact that the CARES Act may have on our business.
2. Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The recognition and allocation of certain revenues and selling, general and administrative expenses in these unaudited condensed consolidated financial statements also require management estimates and assumptions.

Estimates and assumptions about future events and their effects cannot be determined with certainty. The Company bases its estimates on historical experience and various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as the operating environment changes. These changes have been included in the unaudited condensed consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. Based on a critical assessment of accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes the Company’s unaudited condensed consolidated financial statements are fairly stated in accordance with US GAAP and provide a fair presentation of the Company’s financial position and results of operations.
Furthermore, we considered the impact of the COVID-19 pandemic on the use of estimates and assumptions used for financial reporting and determined that there was no adverse material impact to our results of operations for the first quarter of 2020; however, the extent and duration of future impacts of the COVID-19 pandemic and any resulting economic impact are largely unknown and difficult to predict due to these unknown factors which may have a material impact on our financial position and results of operations in the future.
For a complete set of our significant accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2019. During the three-month periods ended March 31, 2020, there were no significant changes to our significant accounting policies.
Impact of Recently Issued Accounting Standards
Pronouncements Recently Adopted
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill impairment” (“ASU 2017-04”), which removes Step 2 of the goodwill impairment test. A goodwill impairment will now be determined by the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  ASU 2017-04 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019, with early adoption permitted. The adoption of ASU 2017-04 did not have a material impact on our condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15 "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract; Disclosures for Implementation Costs Incurred for Internal-Use Software and Cloud Computing Arrangements" (“ASU 2018-15”), which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC Subtopic 350-40, in order to determine which costs to capitalize and recognize as an asset. ASU 2018-15 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. We have adopted ASU 2018-15 on January 1, 2020 on a prospective basis. The adoption of ASU 2018-15 did not have a material impact on our condensed consolidated financial statements.
Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," ("ASU 2016-13") which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019 for all public entities, excluding smaller reporting companies, and after December 15, 2022 for smaller reporting companies. It requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. We will adopt ASU 2016-13 on January 1, 2023. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our condensed consolidated financial statements.

3. Revenue from Contracts with Clients and Customers
The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by revenue source (in thousands):

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	PFS Operations	LiveArea Professional Services	Total	PFS Operations	LiveArea Professional Services	Total
Revenues:
Service fee revenue	$33,431	$20,867	$54,298	$33,055	$18,384	$51,439
Product revenue, net	7,533	—	7,533	7,499	—	7,499
Pass-through revenue	13,956	912	14,868	12,876	335	13,211
Total revenues	$54,920	$21,779	$76,699	$53,430	$18,719	$72,149
The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by timing of revenue recognition (in thousands):

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	PFS Operations	LiveArea Professional Services	Total	PFS Operations	LiveArea Professional Services	Total
Revenues:
Over time	$47,387	$21,779	$69,166	$45,931	$18,719	$64,650
Point-in-time	7,533	—	7,533	7,499	—	7,499
Total revenues	$54,920	$21,779	$76,699	$53,430	$18,719	$72,149
The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by region (in thousands):

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	PFS Operations	LiveArea Professional Services	Total	PFS Operations	LiveArea Professional Services	Total
Revenues by region:
North America	$45,098	$19,197	$64,295	$43,602	$16,718	$60,320
Europe	9,822	2,582	12,404	9,828	2,001	11,829
Total revenues	$54,920	$21,779	$76,699	$53,430	$18,719	$72,149
Contract Assets and Contract Liabilities
Changes in costs to fulfill contract assets during the period decreased $0.6 million from December 31, 2019 to March 31, 2020, primarily due to a decrease of approximately $1.7 million for amortization and recognition of costs, offset by approximately $1.1 million from new projects in the three months ended March 31, 2020. Costs to fulfill contract assets relate to deferred costs, which are included within other current assets and/or other assets, and software development costs, which are included within property and equipment, in our condensed consolidated balance sheets.
Changes in contract liabilities during the period decreased $2.2 million from December 31, 2019 to March 31, 2020, primarily due to a decrease of approximately $4.4 million for amortization and recognition of revenue, offset by approximately $2.2 million from new projects in the three months ended March 31, 2020.  Contract losses recognized for the three months ended March 31, 2020 were not material. Accrued contract liabilities below are included within accrued expenses in our condensed consolidated balance sheets.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits (contract liabilities) on the condensed consolidated balance sheets. Changes in the contract asset and liability balances during the three months ended March 31, 2020 were not materially impacted by any other factors.

Contract balances consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Contract Assets
Trade accounts receivable, net	$62,462	$71,183
Unbilled accounts receivable	1,436	1,079
Costs to fulfill	4,293	4,875
Total contract assets	$68,191	$77,137
Contract Liabilities
Accrued contract liabilities	$1,303	$1,806
Deferred revenue	5,805	7,456
Total contract liabilities	$7,108	$9,262
Remaining performance obligations represent the transaction price of firm orders for which work has not yet been performed. This amount does not include 1) contracts that are less than one year in duration, 2) contracts for which we recognize revenue based on the right to invoice for services performed, or 3) variable consideration allocated entirely to a wholly unsatisfied performance obligation. Much of our revenue qualifies for one of these exemptions. As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or more was $11.7 million. We expect to recognize revenue on approximately 87% of the remaining performance obligations in 2020, 12% in 2021, and the remaining recognized thereafter.
4. Inventory Financing
Supplies Distributors has a short-term credit facility with IBM Credit LLC and its assignees (“IBM Credit Facility”) to finance its purchase and distribution of Ricoh products in the United States, providing financing for eligible Ricoh inventory and certain receivables up to $7.5 million, as per amended agreement. The agreement has no stated maturity date and provides either party the ability to exit the facility following a 90-day notice.
Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, we have classified the outstanding amounts under this facility, which were $3.7 million and $3.0 million as of March 31, 2020 and December 31, 2019, respectively, as trade accounts payable in the condensed consolidated balance sheets. As of March 31, 2020, Supplies Distributors had $0.3 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. The credit facility also contains financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and is secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $1.0 million, as per amended agreement. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5%, which resulted in a weighted average interest rate of 5.25% as of March 31, 2020 and December 31, 2019. As of March 31, 2020, the Company was in compliance with all financial covenants.
5. Debt and Finance Lease Obligations
Outstanding debt and finance lease obligations consist of the following (in thousands):

	March 31, 2020	December 31, 2019
U.S. Credit Agreement
Revolver	$33,268	$30,200
Equipment loan	5,262	5,426
Debt issuance costs	(283)	(303)
Finance Leases	1,852	2,177
Other	254	300
Total	40,353	37,800
Less current portion of long-term debt	3,040	2,971
Long-term debt, less current portion	$37,313	$34,829

U.S. Credit Agreement
On November 1, 2018, we entered into Amendment No. 1 to our Credit Agreement with Regions Bank (the “Amended Facility”). The Amended Facility provided for an increase in availability of our revolving loans to $60.0 million, with the ability for a further increase of $20.0 million to $80.0 million, and the elimination of the term loan. Amounts outstanding under the term loan were reconstituted as revolving loans. The Amended Facility also extended the maturity date to November 1, 2023 and provided for additional $10.0 million in equipment financing.
As of March 31, 2020, we had $11.2 million of available credit under the revolving loan facility. As of March 31, 2020 and December 31, 2019, the weighted average interest rate on the revolving loan facility was 3.10% and 3.96%, respectively.
As of March 31, 2020, we had $4.2 million of available credit in equipment financing.
As of March 31, 2020, we were in compliance with all debt covenants.
6. Earnings (Loss) Per Share
Basic net loss per common share was computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. In periods when we recognize a net loss, we exclude the impact of outstanding common stock equivalents from the diluted loss per share calculation as their inclusion would have an antidilutive effect. As of March 31, 2020 and March 31, 2019, we had outstanding common stock equivalents of approximately 2.3 million and 1.8 million, respectively, that have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive.
7. Segment Information
Our segments are comprised of strategic businesses that are defined by the service offerings they provide and consist of PFS Operations (which provides client services in relation to the customer physical experience, such as order management (OMS), order fulfillment, customer care and financial services) and LiveArea Professional Services (which provides client services in relation to the digital experience of shopping online, such as strategic commerce consulting, strategy, design and digital marketing services and technology services). Each segment is led by a separate Business Unit Executive who reports directly to our Chief Operating Decision Maker.
The following table presents information concerning operations by segment (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues:
PFS Operations	$54,920	$53,430
LiveArea Professional Services	21,779	18,719
Total revenues	$76,699	$72,149
Business unit direct contribution:
PFS Operations	$3,092	$2,527
LiveArea Professional Services	3,182	1,873
Total business unit direct contribution	6,274	4,400
Unallocated corporate expenses	(5,651)	(4,843)
Income (loss) from operations	$623	$(443)
Depreciation and amortization:
PFS Operations	$1,774	$2,052
LiveArea Professional Services	223	331
Unallocated corporate expenses	288	332
Total depreciation and amortization	$2,285	$2,715
8. Commitments and Contingencies
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

9. Subsequent Event
On April 27, 2020, we granted 428,531 fully-vested shares of common stock to certain executives under the 2018 Employee Stock and Incentive Plan. We will recognize related stock-based compensation expense of approximately $1.6 million in the second quarter of 2020.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.
Forward-Looking Information
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, or management strategies). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “potential,” “intend,” “project,” “estimate,” “predict,” “future,” “target,” “seek,” “continue” and other similar expressions. These forward-looking statements involve risks and uncertainties, and may include assumptions as to how we may perform in the future, including the impact of the COVID-19 pandemic on our business, results of operations and global economic conditions. Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee these expectations will actually be achieved. In addition, some forward-looking statements are based upon assumptions about future events that may not prove to be accurate. Therefore, our actual results may differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as supplemented by our Form 10-K/A filed on April 29, 2020 (the “Annual Report”), as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in the Annual Report and our other filings with the Securities and Exchange Commission, or the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. There may be additional risks we do not currently view as material or that are not presently known or that are beyond our ability to control or predict. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
Key Events and Trends
COVID-19
We are closely monitoring the impact of the 2019 novel coronavirus, or COVID-19, pandemic on all aspects of our business. To date, our focus has been on protecting our employees, while continuing to serve our clients.
In March 2020, we established a COVID-19 task force, comprised of leaders from a cross function of each of our operational sites and business units. The objectives of the task force are to:

•
Gather daily key information from each site regarding risks, opportunities and developments related to the pandemic's impact and Company's response to ensure unfiltered access to information for the Company’s leadership.

•	Identify and accumulate data required for decision making at the leadership level, including providing recommended courses of action.

•	Coordinate communication plans for all of our geographic locations.

•	Access, establish, monitor and adjust our business operations continuity plans for each geographic location.

•	Ensure formal tracking of any known or suspected employee cases of COVID-19.
We have taken a number of precautionary measures designed to help minimize the risk of the spread of the virus to our employees, including suspending all non-essential travel worldwide for our employees, and adjusting our operations wherever necessary to help ensure a safe environment for our staff across business functions.
We have transitioned our professional staff and contact center agents to a work-from-home solution, with only a few exceptions. While all of our distribution facilities are considered essential businesses in the jurisdictions in which they are located and have continued to operate, we have established procedures to ensure the safety of our distribution facility staff, including:

•	Employees are not required to come to work, if they are not comfortable doing so.

•
Employees that are experiencing or have been exposed to anyone exhibiting symptoms of COVID-19 have been told not to come to work and to seek medical attention and/or testing and stay home until they receive a negative test result, have self-quarantined for 14 days and/or receive clearance from a medical professional.

•	Performing temperature checks at entry doors. Employees exhibiting any symptoms of COVID-19 or who have an elevated temperature are not allowed in the facility.

•	Provide personal protective equipment (“PPE”) for employees including gloves, face masks and in certain facilities, face shields. We have provided training for proper use of the equipment.

•
Require distancing among employees inside of the working areas of the distribution facilities and require that all employees use the greatest social distancing available inside of the facilities with constant enforcement being maintained.

•	Provide mobile cleaning stations for employee use at any time and access to hand sanitizer stations.

•	Increased and enhanced cleaning regimen in all facilities. Facilities are cleaned on a daily basis, as well as a nightly cleaning that includes disinfectant fogging at some facilities.

•	Facilitating virtual focus groups with employees to seek out ways to provide suggestions to the task force.
We are incurring additional costs related to the enhanced cleaning regimen implemented in our facilities and purchasing PPE we are providing to our employees. Beginning in April 2020, we began to receive requests from a limited number of our clients to assist them with extended payment terms and/or pricing adjustments for a short time period.  We have also begun to see delays in certain limited projects and requests from certain clients to reduce current staffing on our time and materials projects.  While we believe this will have a short-term impact on cash flow and revenues, we do not currently anticipate these identified modifications to date will have a material impact to our overall business and financial results.
Beginning in late March 2020, we experienced an increase in demand from certain clients for our services in our PFS Operations segment, as more consumers around the world practiced social distancing, complied with stay-at-home restrictions and many retail stores were closed. This generated increased volume of online ordering. This trend has continued into the second quarter of 2020.  However, going forward there could be significant volatility in customer demand and buying habits as the pandemic continues and the resulting economic impacts occur.
Both our LiveArea and PFS business segments are engaged in the support of our clients’ direct to consumer online business activity. Due to restrictions on traditional brick and mortar activities as stated, many businesses, including many of our clients, are migrating an incremental amount of their investments and business volumes to their online channel, including both website development and marketing activity as well as the physical movement of product. We believe this has resulted in, and is currently expected to continue to provide us with strong demand for our service offerings.
Overall, while there is an increased level of uncertainty in our financial forecasts for the remainder of 2020 due to the macro-economic uncertainty related to COVID-19, we currently continue to target growth in service fee revenues for both of our business segments for the reminder of the year as compared to 2019. For our LiveArea business, we expect some short-term impact on revenue and profitability in the second and third quarters of 2020, as a result of the client requested project deferrals and adjustments, but we expect to have continued ongoing success in winning new or expanded client relationships that are expected to offset this impact. For our PFS business segment, we are expecting overall stronger level of service fees from existing clients who have migrated more of their business to the online channel that we support. However, we expect some shortfalls versus our original projections in winning new client opportunities due to COVID-19 related restrictions on our prospects’ ability to adjust their business operations in the near term and implement such business within 2020.
As a result of the impact of COVID-19, many businesses have or will be experiencing short-term or long-term liquidity issues. Based on our current expectations, we believe we have the appropriate financial structure in place to support our own business operations. However, we do expect increased potential risk from the viability of clients. We have and will continue to closely monitor our clients’ financial results, payment patterns and business updates in an effort to minimize the potential impact of our credit risk.
While the COVID-19 pandemic has not yet had a material adverse impact on our operations to date, the extent and duration of future impacts of the pandemic and any resulting economic impact are largely unknown and difficult to predict as they may impact our operations and or financial condition at this time. We recommend that you review Item 1A. “Risk Factors” in the Annual Report on Form 10-K for fiscal year ended December 31, 2019, as supplemented by our Form 10-K/A filed on April 29, 2020 for a description of the risks related to COVID-19.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The Company plans to make use of the allowance granted under section 2302 of the CARES Act, which permits employers to forgo timely payment of the employer portions of Social Security and RRTA taxes that would otherwise be due from March 27 through December 31, 2020, without penalty or interest charges. Similarly, the UK and Belgium governments have granted businesses the option to defer the payment of certain value-added tax ("VAT") amounts. The Company intends to elect this option and we continue to examine the impact that the CARES Act may have on our business.

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
Operating Results
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended March 31,			% of Total Revenues
	2020	2019	Change	2020		2019
Revenues
Service fee revenue	$54,298	$51,439	$2,859	70.8%		71.3%
Product revenue, net	7,533	7,499	34	9.8%		10.4%
Pass-through revenue	14,868	13,211	1,657	19.4%		18.3%
Total revenues	76,699	72,149	4,550	100.0%		100.0%
Costs of Revenues
Cost of service fee revenue	34,716	33,958	758	63.9%	(1)	66.0%
Cost of product revenue	7,123	7,077	46	94.6%	(2)	94.4%
Cost of pass-through revenue	14,868	13,211	1,657	100.0%	(3)	100.0%
Total costs of revenues	56,707	54,246	2,461	73.9%		75.2%
Service fee gross profit	19,582	17,481	2,101	36.1%	(1)	34.0%
Product revenue gross profit	410	422	(12)	5.4%	(2)	5.6%
Total gross profit	19,992	17,903	2,089	26.1%		24.8%
Selling, General and Administrative expenses	19,369	18,346	1,023	25.3%		25.4%
Income (loss) from operations	623	(443)	1,066	0.8%		(0.6)%
Interest expense, net	415	512	(97)	0.5%		0.7%
Income (loss) before income taxes	208	(955)	1,163	0.3%		(1.3)%
Income tax expense, net	439	209	230	0.6%		0.3%
Net loss	$(231)	$(1,164)	$933	(0.3)%		(1.6)%
(1)    Represents the percent of Service fee revenue.
(2)    Represents the percent of Product revenue, net.
(3)    Represents the percent of Pass-through revenue.

Segment Operating Data
PFS Operations (in thousands, except percentages)

	Three Months Ended March 31,
	2020	2019	Change	Change %
Revenues
Service fee revenue	$33,431	$33,055	$376	1%
Product revenue, net	7,533	7,499	34	—
Pass-through revenue	13,956	12,876	1,080	8%
Total revenues	54,920	53,430	1,490	3%
Costs of Revenues
Cost of service fee revenue	23,305	23,920	(615)	(3)%
Cost of product revenue	7,123	7,077	46	1%
Cost of pass-through revenue	13,956	12,876	1,080	8%
Total costs of revenues	44,384	43,873	511	1%
Gross Profit	10,536	9,557	979	10%
Direct operating expenses	7,444	7,030	414	6%
Direct contribution	$3,092	$2,527	$565	22%
PFS Operations total revenues for the three months ended March 31, 2020 increased by $1.5 million compared with the corresponding period in 2019. Service fee revenue for the three months ended March 31, 2020 increased $0.4 million compared to the prior year. The service fee revenue increase was primarily due to growth from new and existing clients, offset by client terminations or bankruptcies. In the first quarter of 2019, we had service fee revenues totaling approximately $2.2 million related to two clients that filed bankruptcy and subsequently liquidated their operations in 2019. Excluding the decrease from these clients, service fee revenues would have increased by $2.6 million.
Product revenue, net, for the three months ended March 31, 2020, remained largely consistent with the corresponding period in 2019. We had expected product revenue to decline, as it is primarily dependent on one client, which restructured its operations and discontinued certain product lines. The unexpected slight increase was the result of the impact of the COVID-19 pandemic. We had an increase in orders as certain customers ordered incremental product to minimize the risk of product not being available during this time. We expect to see reduced product revenue as the year continues, as we believe this quarter’s result was driven by the reaction to the pandemic.
Pass-through revenue increased by $1.1 million compared to the corresponding period in 2019 primarily due to incremental activity with both new and existing clients partially offset by the impact of client terminations.
PFS Operations gross margin increased to 19.2% for the three months ended March 31, 2020 as compared to 17.9% the same period of the prior year. The increased margin is primarily due to the increased service fee margins of 30.3% for the three months ended March 31, 2020, from 27.6% the same period of the prior year primarily as a result of operating cost efficiencies and revenue mix. This is partially offset by the increase in product revenue, with a reduction in margin to 5.4% for the three months ended March 31, 2020 from 5.6% for the same period in 2019.
Direct operating expenses increased by $0.4 million compared to the corresponding period in 2019. The increase was primarily due to increased sales and marketing costs and facility related costs.

LiveArea Professional Services (in thousands, except percentages)

	Three Months Ended March 31,
	2020	2019	Change	Change %
Revenues
Service fee revenue	$20,867	$18,384	$2,483	14%
Pass-through revenue	912	335	577	172%
Total revenues	21,779	18,719	3,060	16%
Costs of revenues
Cost of service fee revenue	11,411	10,038	1,373	14%
Cost of pass-through revenue	912	335	577	172%
Total costs of revenues	12,323	10,373	1,950	19%
Gross profit	9,456	8,346	1,110	13%
Direct operating expenses	6,274	6,473	(199)	(3)%
Direct contribution	$3,182	$1,873	$1,309	70%
LiveArea Professional Services revenues for the three months ended March 31, 2020 increased by $3.1 million compared to the corresponding period in 2019.  The increase in revenues are primarily due to the higher level of new and existing client activity and related pass through revenues, as a result of increased success in booking new projects and engagements during late 2019 and in the March 2020 quarter.
LiveArea Professional Services gross margin decreased to 43.4% from 44.6% in the three months ended March 31, 2020 compared to the corresponding period of the prior year.  The decrease in gross margin is primarily attributable to increased levels of zero margin pass through revenue activity.
Direct operating expenses decreased by $0.2 million for the three months ended March 31, 2020 compared to the corresponding period in 2019. The decrease was primarily attributable to lower travel and marketing costs, as a result of the COVID-19 pandemic and increased billable utilization of development personnel partially offset by incremental sales personnel costs.
Corporate (in thousands, except percentages)

	Three Months Ended March 31,
	2020	2019	Change	Change %
Unallocated corporate expenses	$(5,651)	$(4,843)	$(808)	17%
Unallocated corporate expenses increased by $0.8 million for the three months ended March 31, 2020 compared to the corresponding period in 2019. The increase was primarily due to increased employee benefit costs in the first quarter of 2020.
Income Taxes
During the three months ended March 31, 2020, we recorded a tax expense of $0.4 million comprised primarily of $0.1 million related to the majority of our international operations, $0.2 million related to state income taxes, and $0.1 million associated with the tax amortization of goodwill in relation to our 2015 acquisition. A valuation allowance has been provided for the majority of our domestic net deferred tax assets, which are primarily related to our net operating loss carryforwards, and for certain foreign deferred tax assets.
For the three months ended March 31, 2020 and 2019, we have utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate the interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings by jurisdiction and (ii) our ongoing assessment that the recoverability of our deferred tax assets is not likely in several jurisdictions.
The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years. Due to the company’s historical NOLs, the NOL carryback provision of the CARES Act would not result in a benefit.

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
Our cash position increased in the three months ended March 31, 2020 primarily from borrowing on our revolving loan and other debt and cash provided by operating activities, partially offset by capital expenditures.
Cash Flows from Operating Activities
During the three months ended March 31, 2020, net cash provided by operations was $0.3 million, compared to $6.4 million in the same period of the prior year. Both periods included benefits from cash income generated from operations before changes in operating assets and liabilities. Such benefits were then either increased or decreased, depending on period, by the net impact of changes in assets and liabilities, primarily related to the amount and timing of client revenue billings and collections as well as vendor purchasing and payment activity. In the three months ended March 31, 2020, there was a reduced cash flow benefit from the seasonality driven reduction in accounts receivable. This impact was partially offset by reduced cash flow use from the seasonality driven reduction in accounts payable, in part due to favorable impact from the amount and timing of certain cash collections received from our clients’ customers that are then later remitted to our clients. One of our clients is transitioning away from utilizing this component of our service offering, so we expect to experience a negative cash flow impact from this change during the remainder of 2020.
Cash Flows from Investing Activities
Cash used in investing activities included capital expenditures of $1.0 million and $0.9 million during the three months ended March 31, 2020 and 2019, respectively, exclusive of property and equipment acquired under debt and finance lease financing, which consisted primarily of capitalized software costs and equipment purchases.
Capital expenditures have historically consisted of additions to upgrade our management information systems, development of customized technology solutions to support and integrate with our service fee clients and general expansion and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures to support new contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate our total investment in upgrades and additions to facilities and information technology solutions and services for the upcoming twelve months, including costs to implement new clients, will be approximately $7.0 million to $9.0 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. To maintain our current operating cash position, a portion of these expenditures may be financed through client reimbursements, debt, operating or finance leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event that we do not obtain the financing results necessary to support such investments.
Cash Flows from Financing Activities
During the three months ended March 31, 2020, cash provided by financing activities was $2.9 million and during the three months ended March 31, 2019, cash used in financing activities was $5.9 million. The balances in both periods were primarily due to net borrowing and payment activity on our revolving loan and other debt.
Working Capital
During the three months ended March 31, 2020, our working capital increased to $17.3 million compared to $14.3 million at December 31, 2019.  This increase was primarily related to income generated from operations before working capital changes, plus net borrowings on our revolving debt facility, partially offset by capital expenditures.
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
Our term and revolving loan facilities described below contain both financial and non-financial covenants. To the extent we fail to comply with our debt covenants, including the financial covenant requirements, and we are not able to obtain a waiver, the lenders would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral. An acceleration of the repayment of our credit facility obligations may have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all such obligations. As of March 31, 2020, we were in compliance with all debt covenants. Further, non-renewal of any of our credit facilities may have a material adverse impact on our business and financial condition.

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
On November 1, 2018, we entered into Amendment No. 1 to our credit agreement with Regions Bank (the “Amended Facility”). The Amended Facility provided for an increase in availability of our revolving loans to $60.0 million, with the ability for a further increase of $20.0 million to $80.0 million, and the elimination of the term loan. Amounts outstanding under the term loan were reconstituted as revolving loans. The Amended Facility also extended the maturity date to November 1, 2023.
As of March 31, 2020 and December 31, 2019, the weighted average interest rate on the revolving loan facility was 3.10% and 3.96%, respectively. The Amended Facility is secured by a lien on substantially all of the operating assets of the US entities and a pledge of 65% of the shares of certain of our foreign subsidiaries. The Amended Facility contains cross default provisions, various restrictions upon the Company’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum consolidated fixed charge ratio and a maximum consolidated leverage ratio.
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
ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). As of March 31, 2020, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2020, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Most of our employees, excluding our warehouse workers, are working remotely due to the COVID-19 pandemic. We have not experienced any material adverse impact to our internal controls over financial reporting due to our change in operations. We are continually monitoring and assessing whether these changes in operations as a response to the COVID-19 pandemic will have any impact on the design and operating effectiveness of our internal controls.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None.
ITEM 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as supplemented by our Form 10-K/A filed with the Securities and Exchange Commission on April 29, 2020.
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
Date: May 8, 2020

PFSweb, Inc.

By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer
Executive Vice President