Form 10-Q
period 2020-06-30
PFSWEB INC
filed 2020-08-07
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No   ☒
As of August 5, 2020, there were 20,195,259 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

PFSWEB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	(Unaudited) June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,680	$12,434
Restricted cash	214	214
Accounts receivable, net of allowance for doubtful accounts of $1,696 and $1,071 at June 30, 2020 and December 31, 2019, respectively	64,597	72,262
Inventories, net of reserves of $164 and $291 at June 30, 2020 and December 31, 2019, respectively	4,399	3,281
Other receivables	4,005	3,324
Prepaid expenses and other current assets	8,282	6,954
Total current assets	91,177	98,469
PROPERTY AND EQUIPMENT:
Cost	100,094	99,750
Less: accumulated depreciation	(82,655)	(81,314)
	17,439	18,436
OPERATING LEASE RIGHT-OF-USE ASSETS	32,399	36,403
IDENTIFIABLE INTANGIBLES, net	889	1,135
GOODWILL	44,868	45,393
OTHER ASSETS	3,853	3,772
Total assets	$190,625	$203,608
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$29,146	$44,640
Accrued expenses	22,663	21,625
Current portion of operating lease liabilities	8,798	8,904
Current portion of long-term debt and finance lease obligations	3,121	2,971
Deferred revenues	5,072	6,058
Total current liabilities	68,800	84,198
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS, less current portion	37,514	34,829
DEFERRED REVENUES, less current portion	1,671	1,398
OPERATING LEASE LIABILITIES	28,629	33,295
OTHER LIABILITIES	4,461	3,046
Total liabilities	141,075	156,766

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 19,976,731 and 19,465,877 issued at June 30, 2020 and December 31, 2019, respectively; and 19,943,264 and 19,432,410 outstanding at June 30, 2020 and December 31, 2019, respectively	19	19
Additional paid-in capital	163,139	158,192
Accumulated deficit	(111,161)	(109,943)
Accumulated other comprehensive loss	(2,322)	(1,301)
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	49,550	46,842
Total liabilities and shareholders’ equity	$190,625	$203,608
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUES:
Service fee revenue	$61,996	$50,331	$116,294	$101,769
Product revenue, net	5,915	6,138	13,447	13,638
Pass-through revenue	14,524	12,041	29,393	25,253
Total revenues	82,435	68,510	159,134	140,660
COSTS OF REVENUES:
Cost of service fee revenue	40,765	32,809	75,481	66,767
Cost of product revenue	5,590	5,791	12,713	12,868
Cost of pass-through revenue	14,524	12,041	29,393	25,253
Total costs of revenues	60,879	50,641	117,587	104,888
Gross profit	21,556	17,869	41,547	35,772
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	21,541	18,096	40,911	36,443
Income (loss) from operations	15	(227)	636	(671)
INTEREST EXPENSE, net	375	448	788	959
Income (loss) before income taxes	(360)	(675)	(152)	(1,630)
INCOME TAX EXPENSE, net	627	300	1,066	509
NET LOSS	$(987)	$(975)	$(1,218)	$(2,139)

NET LOSS PER SHARE:
Basic	$(0.05)	$(0.05)	$(0.06)	$(0.11)
Diluted	$(0.05)	$(0.05)	$(0.06)	$(0.11)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	19,800	19,444	19,739	19,465
Diluted	19,800	19,444	19,739	19,465
COMPREHENSIVE LOSS:
Net loss	$(987)	$(975)	$(1,218)	$(2,139)
Foreign currency translation adjustment	(77)	95	(1,021)	126
TOTAL COMPREHENSIVE LOSS	$(1,064)	$(880)	$(2,239)	$(2,013)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands, Except Share Data)

Three Months Ended June 30, 2020

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity
Balance, March 31, 2020	19,499,220	$19	$158,664	$(110,174)	$(2,245)	33,467	$(125)	$46,139
Net loss	—	—	—	(987)	—	—	—	(987)
Stock-based compensation	—	—	5,153	—	—	—	—	5,153
Exercise of stock options	34,500	—	127	—	—	—	—	127
Issuance of shares under stock-based compensation awards	443,011	—	—	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(805)	—	—	—	—	(805)
Foreign currency translation	—	—	—	—	(77)	—	—	(77)
Balance, June 30, 2020	19,976,731	$19	$163,139	$(111,161)	$(2,322)	33,467	$(125)	$49,550

Six Months Ended June 30, 2020

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity
Balance, December 31, 2019	19,465,877	$19	$158,192	$(109,943)	$(1,301)	33,467	$(125)	$46,842
Net loss	—	—	—	(1,218)	—	—	—	(1,218)
Stock-based compensation	—	—	5,698	—	—	—	—	5,698
Exercise of stock options	34,500	—	127	—	—	—	—	127
Issuance of shares under stock-based compensation awards	476,354	—	—	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(878)	—	—	—	—	(878)
Foreign currency translation	—	—	—	—	(1,021)	—	—	(1,021)
Balance, June 30, 2020	19,976,731	$19	$163,139	$(111,161)	$(2,322)	33,467	$(125)	$49,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (cont.)
(In Thousands, Except Share Data)

Three Months Ended June 30, 2019

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity
Balance, March 31, 2019	19,295,796	$19	$156,108	$(108,937)	$(962)	33,467	$(125)	$46,103
Net loss	—	—	—	(975)	—	—	—	(975)
Stock-based compensation	—	—	678	—	—	—	—	678
Exercise of stock options	8,000	—	12	—	—	—	—	12
Issuance of shares under stock-based compensation awards	162,081	—	—	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(304)	—	—	—	—	(304)
Foreign currency translation adjustment, net of taxes	—	—	—	—	95	—	—	95
Balance, June 30, 2019	19,465,877	$19	$156,494	$(109,912)	$(867)	33,467	$(125)	$45,609

Six Months Ended June 30, 2019

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity
Balance, December 31, 2018	19,294,296	$19	$155,455	$(107,773)	$(993)	33,467	$(125)	$46,583
Net loss	—	—	—	(2,139)	—	—	—	(2,139)
Stock-based compensation	—	—	1,329	—	—	—	—	1,329
Exercise of stock options	9,500	—	14	—	—	—	—	14
Issuance of shares under stock-based compensation awards	162,081	—	—	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(304)	—	—	—	—	(304)
Foreign currency translation adjustment, net of taxes	—	—	—	—	126	—	—	126
Balance, June 30, 2019	19,465,877	$19	$156,494	$(109,912)	$(867)	33,467	$(125)	$45,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,218)	$(2,139)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,249	5,268
Deferred income taxes	369	338
Stock-based compensation expense	5,698	1,329
Other	471	880
Changes in operating assets and liabilities:
Accounts receivable	6,666	18,644
Inventories	(1,096)	(444)
Prepaid expenses, other receivables and other assets	(2,194)	1,341
Operating leases	(693)	109
Trade accounts payable, deferred revenues, accrued expenses and other liabilities	(15,056)	(20,438)
Net cash provided by (used in) operating activities	(2,804)	4,888

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,722)	(1,927)
Proceeds from sale of property and equipment	142	—
Net cash used in investing activities	(1,580)	(1,927)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	127	14
Taxes paid on behalf of employees for withheld shares	(878)	(304)
Payments on finance lease obligations	(653)	(929)
Payments on revolving loan	(71,707)	(71,640)
Borrowings on revolving loan	74,707	64,007
Payments on other debt	(946)	(581)
Borrowings on other debt	1,193	2,776
Net cash provided by (used in) financing activities	1,843	(6,657)

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(213)	89
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,754)	(3,607)

Cash and cash equivalents, beginning of period	12,434	15,419
Restricted cash, beginning of period	214	207
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	12,648	15,626

Cash and cash equivalents, end of period	9,680	11,812
Restricted cash, end of period	214	207
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$9,894	$12,019

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$466	$603
Cash paid for interest	742	1,008
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and finance leases	1,489	398

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
Recent Developments
We continue to monitor the impact of the 2019 novel coronavirus, or COVID-19, on all aspects of our business. COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020 and the President of the United States declared the COVID-19 outbreak a national emergency. While the COVID-19 pandemic has not had a material adverse impact on our results of operations to date, the future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving.  Beginning in late March 2020 and continuing through the second quarter of 2020, we experienced an increase in demand from certain clients for our services in our PFS Operations segment, as more consumers around the world practiced social distancing, complied with stay-at-home restrictions and many retail stores were closed. This generated increased volume of online ordering. This trend has continued into the third quarter of 2020 but at a reduced rate from the March through June 2020 period.  However, going forward there could be significant volatility in customer demand and buying habits as the pandemic continues and the resulting adverse economic impacts continue or deepen. We have begun experiencing labor rate increases in certain of our markets for fulfillment activities. We believe this will continue and that this could impact our overall fulfillment related costs and staffing.
We have taken a number of precautionary measures designed to help minimize the risk of the spread of the virus to our employees and adjusted our operations wherever necessary to help ensure a safe environment for our staff across business functions. Beginning in April 2020, we began to receive requests from a limited number of our clients to assist them with extended payment terms and/or pricing adjustments for a short time period.  We have also experienced delays in certain limited projects and requests from certain clients to reduce current staffing on some of our projects.  While we believe this will have a short-term impact on cash flow and revenues, prolonged delays or cancellations could have a material adverse impact to our overall business and financial results. As a result of the impact of COVID-19, many businesses have or will be experiencing short-term or long-term liquidity issues. It is possible that the COVID-19 pandemic, the restrictive measures taken by national and local governments to contain the virus and the resulting economic impact may cause disruptions and impact our business as we continue to move through the fiscal year which may materially and adversely affect the Company’s results of operations, cash flows and financial position as well as that of our customers.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted. The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States’ economy and fund a nationwide effort to curtail the effect of COVID-19. The Company has made use of the allowance granted under section 2302 of the CARES Act, which permits employers to forgo timely payment of the employer portions of Social Security and RRTA taxes that would otherwise be due from March 27 through December 31, 2020, without penalty or interest charges. Similarly, the UK and Belgium governments have granted businesses the option to defer the payment of certain value-added tax ("VAT") amounts. The Company has elected this option and we continue to examine the impact that the CARES Act and similar international statutes may have on our business.

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
Furthermore, we considered the impact of the COVID-19 pandemic on the use of estimates and assumptions used for financial reporting and determined that there was no adverse material impact to our results of operations for the three and six months ended June 30, 2020; however, the extent and duration of future impacts of the COVID-19 pandemic and any resulting economic impact are largely unknown and difficult to predict due to these unknown factors which may have a material impact on our financial position and results of operations in the future.
For a complete set of our significant accounting policies, refer to our Annual Report on Form 10-K for the year ended December 31, 2019. During the three and six-month periods ended June 30, 2020, there were no significant changes to our significant accounting policies.
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
Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," ("ASU 2016-13") which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019 for all public entities, excluding smaller reporting companies, and after December 15, 2022 for smaller reporting companies. It requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. We will adopt ASU 2016-13 on January 1, 2023. We are currently in the early phase of evaluating the impact of the adoption of ASU 2016-13 on our condensed consolidated financial statements.

3. Revenue from Contracts with Clients and Customers
The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by revenue source (in thousands):

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	PFS Operations	LiveArea Professional Services	Total	PFS Operations	LiveArea Professional Services	Total
Revenues:
Service fee revenue	$41,414	$20,582	$61,996	$74,845	$41,449	$116,294
Product revenue, net	5,915	—	5,915	13,447	—	13,447
Pass-through revenue	13,916	608	14,524	27,873	1,520	29,393
Total revenues	$61,245	$21,190	$82,435	$116,165	$42,969	$159,134

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	PFS Operations	LiveArea Professional Services	Total	PFS Operations	LiveArea Professional Services	Total
Revenues:
Service fee revenue	$31,700	$18,631	$50,331	$64,754	$37,015	$101,769
Product revenue, net	6,138	—	6,138	13,638	—	13,638
Pass-through revenue	11,412	629	12,041	24,289	964	25,253
Total revenues	$49,250	$19,260	$68,510	$102,681	$37,979	$140,660

The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by timing of revenue recognition (in thousands):

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	PFS Operations	LiveArea Professional Services	Total	PFS Operations	LiveArea Professional Services	Total
Revenues:
Over time	$55,330	$21,190	$76,520	$102,718	$42,969	$145,687
Point-in-time	5,915	—	5,915	13,447	—	13,447
Total revenues	$61,245	$21,190	$82,435	$116,165	$42,969	$159,134

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	PFS Operations	LiveArea Professional Services	Total	PFS Operations	LiveArea Professional Services	Total
Revenues:
Over time	$43,112	$18,282	$61,394	$89,043	$37,001	$126,044
Point-in-time	6,138	978	7,116	13,638	978	14,616
Total revenues	$49,250	$19,260	$68,510	$102,681	$37,979	$140,660

The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by region (in thousands):

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	PFS Operations	LiveArea Professional Services	Total	PFS Operations	LiveArea Professional Services	Total
Revenues by region:
North America	$47,014	$18,532	$65,546	$92,112	$37,729	$129,841
Europe	14,231	2,658	16,889	24,053	5,240	29,293
Total revenues	$61,245	$21,190	$82,435	$116,165	$42,969	$159,134

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	PFS Operations	LiveArea Professional Services	Total	PFS Operations	LiveArea Professional Services	Total
Revenues by region:
North America	$41,297	$16,825	$58,122	$84,900	$33,543	$118,443
Europe	7,953	2,435	10,388	17,781	4,436	22,217
Total revenues	$49,250	$19,260	$68,510	$102,681	$37,979	$140,660

Contract Assets and Contract Liabilities
Changes in costs to fulfill contract assets during the period decreased $0.1 million from December 31, 2019 to June 30, 2020, primarily due to a decrease of approximately $2.6 million for amortization and recognition of costs, offset by approximately $2.5 million from new projects in the six months ended June 30, 2020. Costs to fulfill contract assets relate to deferred costs, which are included within other current assets and/or other assets, and software development costs, which are included within property and equipment, in our condensed consolidated balance sheets.
Changes in contract liabilities during the period decreased $1.3 million from December 31, 2019 to June 30, 2020, primarily due to a decrease of approximately $7.7 million for amortization and recognition of revenue, offset by approximately $6.4 million from new projects in the six months ended June 30, 2020.  Contract losses recognized for the six months ended June 30, 2020 were not material. Accrued contract liabilities below are included within accrued expenses in our condensed consolidated balance sheets.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits (contract liabilities) on the condensed consolidated balance sheets. Changes in the contract asset and liability balances during the six months ended June 30, 2020 were not materially impacted by any other factors.
Contract balances consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Contract Assets
Trade accounts receivable, net	$64,435	$71,183
Unbilled accounts receivable	162	1,079
Costs to fulfill	4,793	4,875
Total contract assets	$69,390	$77,137
Contract Liabilities
Accrued contract liabilities	$1,255	$1,806
Deferred revenue	6,743	7,456
Total contract liabilities	$7,998	$9,262

Remaining performance obligations represent the transaction price of firm orders for which work has not yet been performed. This amount does not include 1) contracts that are less than one year in duration, 2) contracts for which we recognize revenue based on the right to invoice for services performed, or 3) variable consideration allocated entirely to a wholly unsatisfied performance obligation. Much of our revenue qualifies for one of these exemptions. As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or more was $10.2 million. We expect to recognize revenue on approximately 80% of the remaining performance obligations in 2020, 18% in 2021, and the remaining recognized thereafter.

4. Inventory Financing
Supplies Distributors has a short-term credit facility with IBM Credit LLC and its assignees (“IBM Credit Facility”) to finance its purchase and distribution of Ricoh products in the United States, providing financing for eligible Ricoh inventory and certain receivables up to $7.5 million, as per an amended agreement. The agreement has no stated maturity date and provides either party the ability to exit the facility following a 90-day notice.
Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, we have classified the outstanding amounts under this facility, which were $4.2 million and $3.0 million as of June 30, 2020 and December 31, 2019, respectively, as trade accounts payable in the condensed consolidated balance sheets. As of June 30, 2020, Supplies Distributors had $0.2 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. The credit facility also contains financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and is secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $1.0 million, as per an amended agreement. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5%, which resulted in a weighted average interest rate of 3.75% and 5.25% as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, the Company was in compliance with all financial covenants.

5. Debt and Finance Lease Obligations
Outstanding debt and finance lease obligations consist of the following (in thousands):

	June 30, 2020	December 31, 2019
U.S. Credit Agreement
Revolver	$33,200	$30,200
Equipment loan	5,927	5,426
Debt issuance costs	(263)	(303)
Finance Leases	1,565	2,177
Other	206	300
Total	40,635	37,800
Less current portion of long-term debt	3,121	2,971
Long-term debt, less current portion	$37,514	$34,829
U.S. Credit Agreement
On November 1, 2018, we entered into Amendment No. 1 to our Credit Agreement with Regions Bank (the “Amended Facility”). The Amended Facility provided for an increase in availability of our revolving loans to $60.0 million, with the ability for a further increase of $20.0 million to $80.0 million, and the elimination of the term loan. Amounts outstanding under the term loan were reconstituted as revolving loans. The Amended Facility also extended the maturity date to November 1, 2023 and provided for, subject to approval, up to an additional $10.0 million in equipment financing.
As of June 30, 2020, we had $22.8 million of available credit under the revolving loan facility. As of June 30, 2020 and December 31, 2019, the weighted average interest rate on the revolving loan facility was 2.76% and 3.96%, respectively.
As of June 30, 2020, we had approval for $1.4 million of available credit in equipment financing.
As of June 30, 2020, we were in compliance with all debt covenants.

6. Earnings (Loss) Per Share
Basic net loss per common share was computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. In periods when we recognize a net loss, we exclude the impact of outstanding common stock equivalents from the diluted loss per share calculation as their inclusion would have an antidilutive effect. As of June 30, 2020 and June 30, 2019, we had outstanding common stock equivalents of approximately 3.1 million and 2.6 million, respectively, that have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive.

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
The following table presents information concerning operations by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
PFS Operations	$61,245	$49,250	$116,165	$102,681
LiveArea Professional Services	21,190	19,260	42,969	37,979
Total revenues	$82,435	$68,510	$159,134	$140,660
Business unit direct contribution:
PFS Operations	$4,402	$2,129	$7,492	$4,654
LiveArea Professional Services	449	2,301	3,631	4,174
Total business unit direct contribution	4,851	4,430	11,123	8,828
Unallocated corporate expenses	(4,836)	(4,657)	(10,487)	(9,499)
Income (loss) from operations	$15	$(227)	$636	$(671)
Depreciation and amortization:
PFS Operations	$1,421	$1,981	$3,195	$4,033
LiveArea Professional Services	206	284	429	615
Unallocated corporate expenses	337	288	625	620
Total depreciation and amortization	$1,964	$2,553	$4,249	$5,268

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

9. Subsequent Events
In July 2020, we granted restricted stock units, performance units and marked-based units to certain executives and employees under the 2020 Stock and Incentive Plan (the "Plan") that allow them to earn up to 856,442 shares of common stock that will vest over a period of up to three years. We expect stock-based compensation expense in the third quarter of 2020 to be approximately $2.3 million as a result of these awards.
On July 17, 2020, we entered into a 64 month lease for warehouse space in Irving, Texas of 57,400 square feet. This will increase our right of use asset and lease liability balances.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.

Forward-Looking Information
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, or management strategies). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “potential,” “project,” “predict,” “future,” “target,” “seek,” “continue” and other similar expressions. These forward-looking statements involve risks and uncertainties, and may include assumptions as to how we may perform in the future, including the impact of the COVID-19 pandemic on our business, results of operations and global economic conditions. Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee these expectations will actually be achieved. In addition, some forward-looking statements are based upon assumptions about future events that may not prove to be accurate. Therefore, our actual results may differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as supplemented by our Form 10-K/A filed on April 29, 2020 (the “Annual Report”), as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in the Annual Report and our other filings with the Securities and Exchange Commission, or the SEC, including any quarterly reports on Form 10-Q. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. There may be additional risks we do not currently view as material or that are not presently known or that are beyond our ability to control or predict. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Key Events and Trends
COVID-19
We continue to closely monitor the impact of the 2019 novel coronavirus, or COVID-19, pandemic on all aspects of our business. Our focus has been, and continues to be, on protecting our employees, while continuing to serve our clients. While the COVID-19 pandemic has not had a material adverse impact on our results of operations to date, the future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving.

 Beginning in late March 2020 and continuing through the second quarter of 2020, we experienced an increase in demand from certain clients for our services in our PFS Operations segment, as more consumers around the world practiced social distancing, complied with stay-at-home restrictions and many retail stores were closed. This generated increased volume of online ordering. This trend has continued into the third quarter of 2020 but at a reduced rate from the first half of 2020.  However, going forward there could be significant volatility in customer demand and buying habits as the pandemic continues and the resulting adverse economic impacts continue or deepen. We have begun experiencing labor rate increases in certain of our markets for fulfillment activities. We believe this will continue and that this could impact our overall fulfillment related costs and staffing.
Both our LiveArea and PFS Operations business segments are engaged in the support of our clients’ direct to consumer online business activity. Due to continuing restrictions on traditional brick and mortar activities, many businesses, including many of our clients, are migrating an incremental amount of their investments and business volumes to their online channel, including both website development and marketing activity as well as the physical movement of product. We believe this has resulted in, and is currently expected to continue to provide us with strong demand for our service offerings. As the restrictions on brick and mortar activities are lifted, this may lead to reduced demand for the services of LiveArea and PFS Operations as customers return to stores. Despite the unpredictability of volumes brought on by COVID-19, the contracts that had been secured during the pandemic with new clients and amended contracts with existing clients were entered into with the intention to support volumes post-COVID that are the same or higher than those pre-COVID. As a result of the increased volumes that are currently occurring and those potentially expected, we have secured additional warehouse space and headcount to meet the current and expected future volumes for the PFS Operations business.
We are incurring additional costs related to the enhanced cleaning regimen implemented in our facilities and purchasing personal protective equipment ("PPE") we are providing to our employees. As of June 30, 2020, these costs have not been material and we do not anticipate them being material through 2020. Beginning in April 2020, we began to receive requests from a limited number of our clients to assist them with extended payment terms and/or pricing adjustments for a short time period. For the six months ended June 30, 2020, this has not resulted in a material impact to cash flows. We have also begun to see delays in certain limited projects and requests from certain clients to reduce current staffing on our time and materials projects.  While we believe this will have a short-term impact on cash flow and revenues, we do not currently anticipate these identified modifications to date will have a material impact to our overall business and financial results. We will continue to monitor these for potential impacts to future cash flow.
Overall, while there is an increased level of uncertainty in our financial forecasts for the remainder of 2020 due to the macro-economic uncertainty related to COVID-19, we currently continue to target growth in service fee revenues for both of our business segments for the remainder of the year as compared to 2019. For our LiveArea business, we expect some short-term impact on revenue and profitability in the third quarter of 2020, as a result of the client requested project deferrals and adjustments, but we expect to have continued ongoing success in winning new or expanded client relationships that are expected to offset this impact. For our PFS business segment, we are expecting an overall stronger level of service fees from existing clients who have migrated more of their business to the online channel that we support. However, we expect some shortfalls versus our original projections in winning new client opportunities due to COVID-19 related restrictions on our prospects’ abilities to adjust their business operations in the near term and implement such business within 2020.
As a result of the impact of COVID-19, many businesses have or will be experiencing short-term or long-term liquidity issues. Based on our current expectations, we believe we have the appropriate financial structure in place to support our own business operations. However, we do expect increased potential risk from the viability of clients and their ability to make payments on time. We have and will continue to closely monitor our clients’ financial results, payment patterns and business updates in an effort to minimize the potential impact of our credit risk.
While the COVID-19 pandemic has not yet had a material adverse impact on our operations to date, the extent and duration of future impacts of the pandemic and any resulting economic impact on our business are largely unknown and difficult to predict. We recommend that you review Item 1A. “Risk Factors” in the Annual Report on Form 10-K for fiscal year ended December 31, 2019, as supplemented by our Form 10-K/A filed on April 29, 2020 for a description of the risks related to COVID-19.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The Company has made use of the allowance granted under section 2302 of the CARES Act, which permits employers to forgo timely payment of the employer portions of Social Security and RRTA taxes that would otherwise be due from March 27 through December 31, 2020, without penalty or interest charges. We have elected this option and it has resulted in deferred payments through June 30, 2020 totaling $1.2 million, due in equal payments on December 31, 2021 and December 31, 2022. We expect to defer between $3.5 million and $4.0 million through December 31, 2020. Similarly, the UK and Belgium governments have granted businesses the option to defer the payment of certain value-added tax ("VAT") amounts. We have elected to take advantage of the options available to us but the effects have been immaterial. We continue to examine the impact that the CARES Act and similar international statutes may have on our business.
In March 2020, we established a COVID-19 task force, comprised of leaders from a cross function of each of our operational sites and business units. The objectives of the task force are to:
•Gather daily key information from each site regarding risks, opportunities and developments related to the pandemic's impact and Company's response to ensure unfiltered access to information for the Company’s leadership.
•Identify and accumulate data required for decision making at the leadership level, including providing recommended courses of action.
•Coordinate communication plans for all of our geographic locations.
•Access, establish, monitor and adjust our business operations continuity plans for each geographic location.
•Ensure formal tracking of any known or suspected employee cases of COVID-19.
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
We have transitioned our professional staff and contact center agents to a work-from-home solution, with only a few exceptions. While all of our distribution facilities are considered essential businesses in the jurisdictions in which they are located and have continued to operate, we have established procedures to ensure the safety of our distribution facility staff, including:
•Employees are not required to come to work if they are not comfortable doing so.
•Employees that are experiencing or have been exposed to anyone exhibiting symptoms of COVID-19 have been told not to come to work and to seek medical attention and/or testing and stay home until they receive a negative test result, have self-quarantined for 14 days and/or receive clearance from a medical professional.

•Performing temperature checks at entry doors. Employees exhibiting any symptoms of COVID-19 or who have an elevated temperature are not allowed in the facility.
•Provide PPE for employees including gloves, face masks and in certain facilities, face shields. We have provided training for proper use of the equipment.
•Require distancing among employees inside of the working areas of the distribution facilities and require that all employees use the greatest social distancing available inside of the facilities with constant enforcement being maintained.
•Provide mobile cleaning stations for employee use at any time and access to hand sanitizer stations.
•Increased and enhanced cleaning regimen in all facilities. Facilities are cleaned on a daily basis, as well as a nightly cleaning that includes disinfectant fogging at some facilities.
•Facilitating virtual focus groups with employees to seek out ways to provide suggestions to the task force.
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

Operating Results
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended June 30,			% of Total Revenues			Six Months Ended June 30,			% of Total Revenues
	2020	2019	Change	2020		2019	2020	2019	Change	2020		2019
Revenues
Service fee revenue	$61,996	$50,331	$11,665	75.2%		73.5%	$116,294	$101,769	$14,525	73.1%		72.4%
Product revenue, net	5,915	6,138	(223)	7.2%		9.0%	13,447	13,638	(191)	8.5%		9.7%
Pass-through revenue	14,524	12,041	2,483	17.6%		17.6%	29,393	25,253	4,140	18.5%		18.0%
Total revenues	82,435	68,510	13,925	100.0%		100.0%	159,134	140,660	18,474	100.0%		100.0%
Costs of Revenues
Cost of service fee revenue	40,765	32,809	7,956	65.8%	(1)	65.2%	75,481	66,767	8,714	64.9%	(1)	65.6%
Cost of product revenue	5,590	5,791	(201)	94.5%	(2)	94.3%	12,713	12,868	(155)	94.5%	(2)	94.4%
Cost of pass-through revenue	14,524	12,041	2,483	100.0%	(3)	100.0%	29,393	25,253	4,140	100.0%	(3)	100.0%
Total costs of revenues	60,879	50,641	10,238	73.9%		73.9%	117,587	104,888	12,699	73.9%		74.6%
Service fee gross profit	21,231	17,522	3,709	34.2%	(1)	34.8%	40,813	35,002	5,811	35.1%	(1)	34.4%
Product revenue gross profit	325	347	(22)	5.5%	(2)	5.7%	734	770	(36)	5.5%	(2)	5.6%
Total gross profit	21,556	17,869	3,687	26.1%		26.1%	41,547	35,772	5,775	26.1%		25.4%
Selling, General and Administrative expenses	21,541	18,096	3,445	26.1%		26.4%	40,911	36,443	4,468	25.7%		25.9%
Income (loss) from operations	15	(227)	242	—%		(0.3)%	636	(671)	1,307	0.4%		(0.5)%
Interest expense, net	375	448	(73)	0.5%		0.7%	788	959	(171)	0.5%		0.7%
Income (loss) before income taxes	(360)	(675)	315	(0.4)%		(1.0)%	(152)	(1,630)	1,478	(0.1)%		(1.2)%
Income tax expense, net	627	300	327	0.8%		0.4%	1,066	509	557	0.7%		0.4%
Net loss	$(987)	$(975)	$(12)	(1.2)%		(1.4)%	$(1,218)	$(2,139)	$921	(0.8)%		(1.5)%
(1) Represents the percent of Service fee revenue.
(2) Represents the percent of Product revenue, net.
(3) Represents the percent of Pass-through revenue.

Segment Operating Data
PFS Operations (in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	Change %	2020	2019	Change	Change %
Revenues
Service fee revenue	$41,414	$31,700	$9,714	31%	$74,845	$64,754	$10,091	16%
Product revenue, net	5,915	6,138	(223)	—	13,447	13,638	(191)	—
Pass-through revenue	13,916	11,412	2,504	22%	27,873	24,289	3,584	15%
Total revenues	61,245	49,250	11,995	24%	116,165	102,681	13,484	13%
Costs of Revenues
Cost of service fee revenue	29,434	22,755	6,679	29%	52,739	46,675	6,064	13%
Cost of product revenue	5,590	5,791	(201)	(3)%	12,713	12,868	(155)	(1)%
Cost of pass-through revenue	13,916	11,412	2,504	22%	27,873	24,289	3,584	15%
Total costs of revenues	48,940	39,958	8,982	22%	93,325	83,832	9,493	11%
Gross Profit	12,305	9,292	3,013	32%	22,840	18,849	3,991	21%
Direct operating expenses	7,903	7,163	740	10%	15,348	14,195	1,153	8%
Direct contribution	$4,402	$2,129	$2,273	107%	$7,492	$4,654	$2,838	61%
PFS Operations total revenues for the three and six months ended June 30, 2020 increased by $12.0 million and $13.5 million, respectively, compared with the corresponding periods in 2019. Service fee revenue for the three and six months ended June 30, 2020 increased $9.7 million and $10.1 million, respectively, compared to the prior year. The service fee revenue increase was primarily due to growth from new and existing clients, driven by increases in on-line spending as a result of COVID-19, offset by client terminations or bankruptcies. For the three and six months ended June 30, 2019, we had service fee revenues totaling approximately $0.6 million and $2.8 million, respectively, related to two clients that filed bankruptcy and subsequently liquidated their operations in 2019. Excluding the decrease from these clients, service fee revenues would have increased by $10.3 million and $12.9 million for the three and six months ended June 30, 2020, respectively.
Product revenue, net, for the three and six months ended June 30, 2020, remained largely consistent with the corresponding period in 2019. We had expected product revenue to decline, as it is primarily dependent on one client, which restructured its operations and discontinued certain product lines. However, during the three months ended March 31, 2020, we had an increase in orders as certain customers ordered incremental product to minimize the risk of product not being available during this time. This was offset during the three months ended June 30, 2020, whereby product revenue returned to an expected decline. We expect to see reduced product revenue as the year continues, as a result of the restructuring of our client.
Pass-through revenue, primarily related to freight activity, increased by $2.5 million and $3.6 million for the three and six months ended June 30, 2020 compared to the corresponding periods in 2019 primarily due to incremental activity with both new and existing clients partially offset by the impact of a client's transition of their freight management activities.
PFS Operations gross margin increased to 20.1% and 19.7% for the three and six months ended June 30, 2020, respectively, from 18.9% and 18.4% for the same periods of the prior year. The increased margin is due to the increased service fee margins of 28.9% and 29.5% for the three and six months ended June 30, 2020, respectively, from 28.2% and 27.9% for the same periods of the prior year primarily as a result of operating cost efficiencies. This was partially offset by the impact from increased pass-through revenue with zero margin.
Direct operating expenses for the three and six months ended June 30, 2020 increased by $0.7 million and $1.2 million compared to the corresponding periods in 2019. The increase was primarily due to increased personnel costs arising from stock compensation expense of $0.9 million for the three and six months ended June 30, 2020, compared to $0.1 million and $0.2 million for the same periods of the prior year. The increased stock compensation expense arose from the issuance of incremental awards after the approval of a new Stock and Incentive Plan by shareholders on June 30, 2020. Excluding the impact of stock based compensation, direct operating expenses decreased by $0.1 million for the three months ended June 30, 2020 and increased by $0.5 million for the six months ended June 30, 2020. This increase was primarily due to increased personnel related costs (including variable compensation expense), facility costs, and sales and marketing related spend, partially offset by the prior year amount including a higher provision for doubtful accounts due to a 2019 client bankruptcy.

LiveArea Professional Services (in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	Change %	2020	2019	Change	Change %
Revenues
Service fee revenue	$20,582	$18,631	$1,951	10%	$41,449	$37,015	$4,434	12%
Pass-through revenue	608	629	(21)	(3)%	1,520	964	556	58%
Total revenues	21,190	19,260	1,930	10%	42,969	37,979	4,990	13%
Costs of revenues
Cost of service fee revenue	11,331	10,054	1,277	13%	22,742	20,092	2,650	13%
Cost of pass-through revenue	608	629	(21)	(3)%	1,520	964	556	58%
Total costs of revenues	11,939	10,683	1,256	12%	24,262	21,056	3,206	15%
Gross profit	9,251	8,577	674	8%	18,707	16,923	1,784	11%
Direct operating expenses	8,802	6,276	2,526	40%	15,076	12,749	2,327	18%
Direct contribution	$449	$2,301	$(1,852)	(80)%	$3,631	$4,174	$(543)	(13)%
LiveArea Professional Services revenues for the three and six months ended June 30, 2020 increased by $1.9 million and $5.0 million, respectively, compared to the corresponding periods in 2019.  The increase in revenues are primarily due to the higher level of new and existing client activity and related pass through revenues, as a result of increased success in booking new projects and engagements during late 2019 and continuing into 2020.
LiveArea Professional Services gross margin decreased to 43.7% from 44.5% in the three months ended June 30, 2019 and decreased to 43.5% from 44.6% in the six months ended June 30, 2020, compared to the corresponding periods of the prior year.  The decrease in gross margin is primarily attributable to higher than expected costs incurred on certain client projects for the six months ended June 30, 2020, increased levels of zero margin pass-through revenue activity as well as the prior year including a higher level of monies earned on direct and indirect technology related product sales.
Direct operating expenses increased by $2.5 million and $2.3 million for the three and six months ended June 30, 2020, respectively, compared to the corresponding periods in 2019. The increase was primarily attributable to increased stock based compensation of $2.3 million and $2.4 million for the three and six months ended June 30, 2020, respectively, compared to $0.1 million and $0.3 million for the same periods in 2019. Excluding this expense, direct operating expenses increased by $0.3 million and $0.2 million for the three and six months ended June 30, 2020, respectively. The increase arose primarily as a result of incremental sales and marketing personnel costs and increased variable compensation expense, partially offset by reduced travel related spend.
Corporate (in thousands, except percentages)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change	Change %	2020	2019	Change	Change %
Unallocated corporate expenses	$4,836	$4,657	$179	4%	$10,487	$9,499	$988	10%
Unallocated corporate expenses increased by $0.2 million and $1.0 million for the three and six months ended June 30, 2020, respectively, compared to the corresponding periods in 2019. There were incremental increases in stock based compensation of $1.6 million, offset by a $1.7 million and $1.1 million reduction to vacation expense for the three and six months ended June 30, respectively. The decrease to vacation expense was primarily related to a change in policy to allow for the introduction of a flexible vacation policy that is not restricted to time earned by the Company for US employees in the second quarter of 2020. Excluding the impacts of these factors, unallocated corporate expenses increased by $0.3 million and $0.5 million for the three and six months ended June 30, 2020, respectively, primarily as a result of increased personnel related costs.
Income Taxes
During the three months ended June 30, 2019, we recorded a tax expense of $0.6 million comprised primarily of $0.4 million related to the majority of our international operations, $0.1 million related to state income taxes, and $0.1 million associated with the tax amortization of goodwill in relation to our 2015 acquisition. A valuation allowance has been provided for the majority of our domestic net deferred tax assets, which are primarily related to our net operating loss carryforwards, and for certain foreign deferred tax assets.

During the six months ended June 30, 2020, we recorded a tax expense of $1.1 million comprised primarily of $0.5 million related to the majority of our international operations, $0.3 million related to state income taxes, and $0.3 million associated with the tax amortization of goodwill in relation to our 2015 acquisition. A valuation allowance has been provided for the majority of our domestic net deferred tax assets, which are primarily related to our net operating loss carryforwards, and for certain foreign deferred tax assets.
For the three and six months ended June 30, 2020 and 2019, we have utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate the interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings by jurisdiction and (ii) our ongoing assessment that the recoverability of our deferred tax assets is not likely in several jurisdictions.
The CARES Act, among other things, permits net operating loss ("NOL") carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years. Due to the company’s historical NOLs, the NOL carryback provision of the CARES Act would not result in a benefit.

Liquidity and Capital Resources
We currently believe our cash position, financing available under our credit facilities and funds generated from operations will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our current debt and lease obligations, and additional loans to our subsidiaries, if necessary, for at least the next twelve months. However, our assumptions and expectations may be impacted by the uncertain duration and extent of the adverse economic conditions caused by the COVID-19 pandemic.
Our cash position decreased in the six months ended June 30, 2020 primarily from cash used in operating activities and purchases of property and equipment, partially offset by borrowing on our revolving loan.
Cash Flows from Operating Activities
During the six months ended June 30, 2020, net cash used in operations was $2.8 million, compared to net cash provided by operations of $4.9 million in the same period of the prior year. Both periods included benefits from cash income generated from operations before changes in operating assets and liabilities. Such benefits were then either increased or decreased, depending on period, by the net impact of changes in assets and liabilities, primarily related to the amount and timing of client revenue billings and collections as well as vendor purchasing and payment activity. In the six months ended June 30, 2020, there was a reduced cash flow benefit from a seasonality driven reduction in accounts receivable. In addition, one of our clients began to transition away from our service offering of credit card collections from this client’s customers which further increased our net cash used in operations. We expect the impact from the change in this client’s service offering to have a reduced impact on cash flows from operating activities for the remainder of 2020.
We have deferred payment of the employer portions of Social Security and RRTA taxes that would otherwise be due from March 27 through December 31, 2020, by election of the option provided in terms of the CARES Act. This has resulted in deferred payments through June 30, 2020 totaling $1.2 million, due in equal payments on December 31, 2021 and December 31, 2022 and we expect to defer between $3.5 million and $4.0 million through December 31, 2020.
Cash Flows from Investing Activities
Cash used in investing activities included capital expenditures of $1.7 million and $1.9 million during the six months ended June 30, 2020 and 2019, respectively, exclusive of property and equipment acquired under debt and finance lease financing, which consisted primarily of capitalized software costs and equipment purchases.

Capital expenditures have historically consisted of additions to upgrade our management information systems, development of customized technology solutions to support and integrate with our service fee clients and general expansion and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures to support new facilities, contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate our total investment in upgrades and additions to facilities and information technology solutions and services for the upcoming twelve months, including costs to implement new clients, will be approximately $7.0 million to $9.0 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. To maintain our current operating cash position, a portion of these expenditures may be financed through client reimbursements, debt, operating or finance leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event that we do not obtain the financing results necessary to support such investments.
Cash Flows from Financing Activities
During the six months ended June 30, 2020, cash provided by financing activities was $1.8 million and during the six months ended June 30, 2019, cash used in financing activities was $6.7 million. The balances in both periods were primarily due to net borrowing and payment activity on our revolving loan and other debt.
Working Capital
During the six months ended June 30, 2020, our working capital increased to $22.4 million compared to $14.3 million at December 31, 2019.  This increase was primarily related to income generated from operations before working capital changes, plus net borrowings on our revolving debt facility, partially offset by capital expenditures.
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
Our term and revolving loan facilities described below contain both financial and non-financial covenants. To the extent we fail to comply with our debt covenants, including the financial covenant requirements, and we are not able to obtain a waiver, the lenders would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral. An acceleration of the repayment of our credit facility obligations may have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all such obligations. As of June 30, 2020, we were in compliance with all debt covenants. Further, non-renewal of any of our credit facilities may have a material adverse impact on our business and financial condition.
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
As of June 30, 2020 and December 31, 2019, the weighted average interest rate on the revolving loan facility was 2.76% and 3.96%, respectively. The Amended Facility is secured by a lien on substantially all of the operating assets of the US entities and a pledge of 65% of the shares of certain of our foreign subsidiaries. The Amended Facility contains cross default provisions, various restrictions upon the Company’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum consolidated fixed charge ratio and a maximum consolidated leverage ratio.
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

ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). As of June 30, 2020, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the six months ended June 30, 2020, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Most of our employees, excluding our warehouse workers, are working remotely due to the COVID-19 pandemic. We have not experienced any material adverse impact to our internal controls over financial reporting due to our change in operations. We are continually monitoring and assessing whether these changes in operations as a response to the COVID-19 pandemic will have any impact on the design and operating effectiveness of our internal controls.

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

10.1*	Employment Agreement by and between Priority Fulfillment Services, Inc., a Delaware corporation and Zach Thomann, dated as of May 17, 2020
31.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following unaudited financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Shareholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.
104**	Cover Page Interactive Data file, formatted in Inline XBRL (included as Exhibit 101).

* Denotes management or compensatory agreements
** Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 7, 2020

PFSweb, Inc.

By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer
Executive Vice President