Form 10-Q
period 2020-09-30
PFSWEB INC
filed 2020-11-06
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No   ☒
As of November 4, 2020, there were 20,248,171 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

PFSWEB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	(Unaudited) September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,397	$12,434
Restricted cash	214	214
Accounts receivable, net of allowance for doubtful accounts of $1,437 and $1,071 at September 30, 2020 and December 31, 2019, respectively	56,156	72,262
Inventories, net of reserves of $128 and $291 at September 30, 2020 and December 31, 2019, respectively	5,086	3,281
Other receivables	3,199	3,324
Prepaid expenses and other current assets	7,213	6,954
Total current assets	82,265	98,469
PROPERTY AND EQUIPMENT:
Cost	104,836	99,750
Less: accumulated depreciation	(85,290)	(81,314)
	19,546	18,436
OPERATING LEASE RIGHT-OF-USE ASSETS	36,529	36,403
IDENTIFIABLE INTANGIBLES, net	772	1,135
GOODWILL	45,192	45,393
OTHER ASSETS	3,919	3,772
Total assets	$188,223	$203,608
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$22,907	$44,640
Accrued expenses	23,431	21,625
Current portion of operating lease liabilities	9,491	8,904
Current portion of long-term debt and finance lease obligations	3,155	2,971
Deferred revenues	3,031	6,058
Total current liabilities	62,015	84,198
LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS, less current portion	36,334	34,829
DEFERRED REVENUES, less current portion	1,528	1,398
OPERATING LEASE LIABILITIES	31,777	33,295
OTHER LIABILITIES	5,828	3,046
Total liabilities	137,482	156,766

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 20,281,638 and 19,465,877 issued at September 30, 2020 and December 31, 2019, respectively; and 20,248,171 and 19,432,410 outstanding at September 30, 2020 and December 31, 2019, respectively	20	19
Additional paid-in capital	166,204	158,192
Accumulated deficit	(113,980)	(109,943)
Accumulated other comprehensive loss	(1,378)	(1,301)
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	50,741	46,842
Total liabilities and shareholders’ equity	$188,223	$203,608

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUES:
Service fee revenue	$60,194	$49,602	$176,488	$151,371
Product revenue, net	4,229	6,579	17,677	20,216
Pass-through revenue	12,661	11,810	42,053	37,063
Total revenues	77,084	67,991	236,218	208,650
COSTS OF REVENUES:
Cost of service fee revenue	40,877	32,296	116,358	99,062
Cost of product revenue	4,019	6,250	16,732	19,117
Cost of pass-through revenue	12,661	11,810	42,053	37,063
Total costs of revenues	57,557	50,356	175,143	155,242
Gross profit	19,527	17,635	61,075	53,408
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	21,389	18,886	62,301	55,329
Loss from operations	(1,862)	(1,251)	(1,226)	(1,921)
INTEREST EXPENSE, net	365	458	1,154	1,418
Loss before income taxes	(2,227)	(1,709)	(2,380)	(3,339)
INCOME TAX EXPENSE (BENEFIT), net	592	(71)	1,657	438
NET LOSS	$(2,819)	$(1,638)	$(4,037)	$(3,777)

NET LOSS PER SHARE:
Basic	$(0.14)	$(0.08)	$(0.20)	$(0.19)
Diluted	$(0.14)	$(0.08)	$(0.20)	$(0.19)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	20,211	19,432	19,899	19,454
Diluted	20,211	19,432	19,899	19,454
COMPREHENSIVE LOSS:
Net loss	$(2,819)	$(1,638)	$(4,037)	$(3,777)
Foreign currency translation adjustment	944	(458)	(77)	(332)
TOTAL COMPREHENSIVE LOSS	$(1,875)	$(2,096)	$(4,114)	$(4,109)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands, Except Share Data)

Three Months Ended September 30, 2020

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity
Balance, June 30, 2020	19,976,731	$19	$163,139	$(111,161)	$(2,322)	33,467	$(125)	$49,550
Net loss	—	—	—	(2,819)	—	—	—	(2,819)
Stock-based compensation	—	—	3,235	—	—	—	—	3,235
Exercise of stock options	41,583	—	226	—	—	—	—	226
Issuance of shares under stock-based compensation awards	263,324	1	—	—	—	—	—	1
Tax withholding on shares under stock-based compensation awards	—	—	(396)	—	—	—	—	(396)
Foreign currency translation	—	—	—	—	944	—	—	944
Balance, September 30, 2020	20,281,638	$20	$166,204	$(113,980)	$(1,378)	33,467	$(125)	$50,741

Nine Months Ended September 30, 2020

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity
Balance, December 31, 2019	19,465,877	$19	$158,192	$(109,943)	$(1,301)	33,467	$(125)	$46,842
Net loss	—	—	—	(4,037)	—	—	—	(4,037)
Stock-based compensation	—	—	8,934	—	—	—	—	8,934
Exercise of stock options	76,083	—	352	—	—	—	—	352
Issuance of shares under stock-based compensation awards	739,678	1	—	—	—	—	—	1
Tax withholding on shares under stock-based compensation awards	—	—	(1,274)	—	—	—	—	(1,274)
Foreign currency translation	—	—	—	—	(77)	—	—	(77)
Balance, September 30, 2020	20,281,638	$20	$166,204	$(113,980)	$(1,378)	33,467	$(125)	$50,741

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (cont.)
(In Thousands, Except Share Data)

Three Months Ended September 30, 2019

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity
Balance, June 30, 2019	19,465,877	$19	$156,494	$(109,912)	$(867)	33,467	$(125)	$45,609
Net loss	—	—	—	(1,638)	—	—	—	(1,638)
Stock-based compensation	—	—	852	—	—	—	—	852
Foreign currency translation adjustment, net of taxes	—	—	—	—	(458)	—	—	(458)
Balance, September 30, 2019	19,465,877	$19	$157,346	$(111,550)	$(1,325)	33,467	$(125)	$44,365

Nine Months Ended September 30, 2019

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity
Balance, December 31, 2018	19,294,296	$19	$155,455	$(107,773)	$(993)	33,467	$(125)	$46,583
Net loss	—	—	—	(3,777)	—	—	—	(3,777)
Stock-based compensation	—	—	2,181	—	—	—	—	2,181
Exercise of stock options	9,500	—	14	—	—	—	—	14
Issuance of shares under stock-based compensation awards	162,081	—	—	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(304)	—	—	—	—	(304)
Foreign currency translation adjustment, net of taxes	—	—	—	—	(332)	—	—	(332)
Balance, September 30, 2019	19,465,877	$19	$157,346	$(111,550)	$(1,325)	33,467	$(125)	$44,365

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,037)	$(3,777)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,278	7,942
Deferred income taxes	527	258
Stock-based compensation expense	8,934	2,181
Other	494	1,200
Changes in operating assets and liabilities:
Accounts receivable	15,901	20,194
Inventories	(1,790)	2,030
Prepaid expenses, other receivables and other assets	(194)	2,463
Operating leases	(1,033)	53
Trade accounts payable, deferred revenues, accrued expenses and other liabilities	(23,577)	(20,502)
Net cash provided by operating activities	1,503	12,042

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,755)	(3,164)
Proceeds from sale of property and equipment	145	—
Net cash used in investing activities	(2,610)	(3,164)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	352	14
Taxes paid on behalf of employees for withheld shares	(1,274)	(304)
Payments on finance lease obligations	(968)	(1,330)
Payments on revolving loan	(88,407)	(107,703)
Borrowings on revolving loan	90,407	101,294
Payments on other debt	(1,414)	(3,522)
Borrowings on other debt	148	1,105
Net cash used in financing activities	(1,156)	(10,446)

EFFECT OF EXCHANGE RATES ON CASH, CASH EQUIVALENTS AND RESTRICTED CASH	226	(340)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,037)	(1,908)

Cash and cash equivalents, beginning of period	12,434	15,419
Restricted cash, beginning of period	214	207
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	12,648	15,626

Cash and cash equivalents, end of period	10,397	13,511
Restricted cash, end of period	214	207
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$10,611	$13,718

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$1,079	$726
Cash paid for interest	$1,078	$1,451
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and finance leases	$4,454	$2,357

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
Recent Developments
We continue to monitor the impact of the 2019 novel coronavirus, or COVID-19, on all aspects of our business. COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020 and the President of the United States declared the COVID-19 outbreak a national emergency. While the COVID-19 pandemic has not had a material adverse impact on our results of operations to date, the future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving. Beginning in late March 2020 and continuing through the third quarter of 2020, we experienced an increase in demand from certain clients for our services in our PFS Operations segment, as more consumers around the world practiced social distancing, complied with stay-at-home restrictions and many retail stores were closed toward the end of the March 2020 quarter and into the June 2020 quarter. This generated increased volume of online ordering. This trend has continued into the third quarter of 2020 but at a reduced rate from the March through June 2020 period. However, going forward there could be significant volatility in customer demand and buying habits as the pandemic continues and the resulting adverse economic impacts continue or deepen. We have begun experiencing labor rate increases in certain of our markets for fulfillment activities. We believe this will continue and that this could impact our overall fulfillment related costs and staffing.
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
Furthermore, we considered the impact of the COVID-19 pandemic on the use of estimates and assumptions used for financial reporting and determined that there was no adverse material impact to our results of operations for the three and nine months ended September 30, 2020; however, the extent and duration of future impacts of the COVID-19 pandemic and any resulting economic impact are largely unknown and difficult to predict due to these unknown factors which may have a material impact on our financial position and results of operations in the future.
For a complete set of our significant accounting policies, refer to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. During the three and nine-month periods ended September 30, 2020, there were no significant changes to our significant accounting policies.
Impact of Recently Issued Accounting Standards
Pronouncements Recently Adopted
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill impairment” (“ASU 2017-04”), which removes Step 2 of the goodwill impairment test. A goodwill impairment will now be determined by the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2022, with early adoption permitted. The Company elected to adopt this new guidance early, beginning on January 1, 2020. The adoption of ASU 2017-04 did not have a material impact on our condensed consolidated financial statements.
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

3. Revenue from Contracts with Clients and Customers
The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by revenue source (in thousands):

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	PFS Operations	LiveArea Professional Services	Total	PFS Operations	LiveArea Professional Services	Total
Revenues:
Service fee revenue	$39,339	$20,855	$60,194	$114,184	$62,304	$176,488
Product revenue, net	4,229	—	4,229	17,677	—	17,677
Pass-through revenue	11,836	825	12,661	39,708	2,345	42,053
Total revenues	$55,404	$21,680	$77,084	$171,569	$64,649	$236,218

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	PFS Operations	LiveArea Professional Services	Total	PFS Operations	LiveArea Professional Services	Total
Revenues:
Service fee revenue	$31,176	$18,426	$49,602	$95,930	$55,441	$151,371
Product revenue, net	6,579	—	6,579	20,216	—	20,216
Pass-through revenue	10,760	1,050	11,810	35,049	2,014	37,063
Total revenues	$48,515	$19,476	$67,991	$151,195	$57,455	$208,650

The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by timing of revenue recognition (in thousands):

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	PFS Operations	LiveArea Professional Services	Total	PFS Operations	LiveArea Professional Services	Total
Revenues:
Over time	$51,175	$21,680	$72,855	$153,892	$64,649	$218,541
Point-in-time	4,229	—	4,229	17,677	—	17,677
Total revenues	$55,404	$21,680	$77,084	$171,569	$64,649	$236,218

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	PFS Operations	LiveArea Professional Services	Total	PFS Operations	LiveArea Professional Services	Total
Revenues:
Over time	$41,936	$19,476	$61,412	$130,979	$56,477	$187,456
Point-in-time	6,579	—	6,579	20,216	978	21,194
Total revenues	$48,515	$19,476	$67,991	$151,195	$57,455	$208,650

The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by region (in thousands):

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	PFS Operations	LiveArea Professional Services	Total	PFS Operations	LiveArea Professional Services	Total
Revenues by region:
North America	$43,440	$18,557	$61,997	$135,552	$56,286	$191,838
Europe	11,964	3,123	15,087	36,017	8,363	44,380
Total revenues	$55,404	$21,680	$77,084	$171,569	$64,649	$236,218

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	PFS Operations	LiveArea Professional Services	Total	PFS Operations	LiveArea Professional Services	Total
Revenues by region:
North America	$41,052	$17,260	$58,312	$125,950	$50,803	$176,753
Europe	7,463	2,216	9,679	25,245	6,652	31,897
Total revenues	$48,515	$19,476	$67,991	$151,195	$57,455	$208,650

Contract Assets and Contract Liabilities
Changes in costs to fulfill contract assets during the period decreased $1.7 million from December 31, 2019 to September 30, 2020, primarily due to a decrease of approximately $3.6 million for amortization and recognition of costs, offset by approximately $1.9 million from new projects in the nine months ended September 30, 2020. Costs to fulfill contract assets relate to deferred costs, which are included within other current assets and/or other assets, and software development costs, which are included within property and equipment, in our condensed consolidated balance sheets.
Changes in contract liabilities during the period decreased $3.8 million from December 31, 2019 to September 30, 2020, primarily due to a decrease of approximately $10.8 million for amortization and recognition of revenue, offset by approximately $7.0 million from new projects in the nine months ended September 30, 2020.  Contract losses recognized for the nine months ended September 30, 2020 were not material. Accrued contract liabilities below are included within accrued expenses in our condensed consolidated balance sheets.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits (contract liabilities) on the condensed consolidated balance sheets. Changes in the contract asset and liability balances during the nine months ended September 30, 2020 were not materially impacted by any other factors.
Contract balances consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Contract Assets
Trade accounts receivable, net	$55,815	$71,183
Unbilled accounts receivable	341	1,079
Costs to fulfill	3,159	4,875
Total contract assets	$59,315	$77,137
Contract Liabilities
Accrued contract liabilities	$934	$1,806
Deferred revenue	4,559	7,456
Total contract liabilities	$5,493	$9,262

Remaining performance obligations represent the transaction price of firm orders for which work has not yet been performed. This amount does not include 1) contracts that are less than one year in duration, 2) contracts for which we recognize revenue based on the right to invoice for services performed, or 3) variable consideration allocated entirely to a wholly unsatisfied performance obligation. Much of our revenue qualifies for one of these exemptions. As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or more was $9.5 million. We expect to recognize revenue on approximately 60% of the remaining performance obligations in 2020, 33% in 2021, and the remaining recognized thereafter.

4. Inventory Financing
Supplies Distributors, a wholly-owned subsidiary, has a short-term credit facility with IBM Credit LLC and its assignees (“IBM Credit Facility”) to finance its purchase and distribution of Ricoh products in the United States, providing financing for eligible Ricoh inventory and certain receivables up to $7.5 million, as per an amended agreement. The agreement has no stated maturity date and provides either party the ability to exit the facility following a 90-day notice.
Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, we have classified the outstanding amounts under this facility, which were $3.1 million and $3.0 million as of September 30, 2020 and December 31, 2019, respectively, as trade accounts payable in the condensed consolidated balance sheets. As of September 30, 2020, Supplies Distributors had $2.1 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. The credit facility also contains financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and is secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $1.0 million, as per an amended agreement. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5%, which resulted in a weighted average interest rate of 3.75% and 5.25% as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, the Company was in compliance with all financial covenants.

5. Debt and Finance Lease Obligations
Outstanding debt and finance lease obligations consist of the following (in thousands):

	September 30, 2020	December 31, 2019
U.S. Credit Agreement
Revolver	$32,200	$30,200
Equipment loan	6,066	5,426
Debt issuance costs	(244)	(303)
Finance Leases	1,305	2,177
Other	162	300
Total	39,489	37,800
Less current portion of long-term debt	3,155	2,971
Long-term debt, less current portion	$36,334	$34,829
U.S. Credit Agreement
On November 1, 2018, we entered into Amendment No. 1 to our Credit Agreement with Regions Bank (the “Amended Facility”). The Amended Facility provided for an increase in availability of our revolving loans to $60.0 million, with the ability for a further increase of $20.0 million to a total of $80.0 million, and the elimination of the term loan. Amounts outstanding under the term loan were reconstituted as revolving loans. The Amended Facility also extended the maturity date to November 1, 2023 and provided for, subject to approval, up to an additional $10.0 million in equipment financing.
As of September 30, 2020, we had $26.3 million of available credit under the revolving loan facility. As of September 30, 2020 and December 31, 2019, the weighted average interest rate on the revolving loan facility was 2.46% and 3.96%, respectively.
As of September 30, 2020, we had approval for $6.0 million of available credit in equipment financing.

As of September 30, 2020, we were in compliance with all debt covenants.
6. Earnings (Loss) Per Share
Basic net loss per common share was computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. In periods when we recognize a net loss, we exclude the impact of outstanding common stock equivalents from the diluted loss per share calculation as their inclusion would have an antidilutive effect. As of September 30, 2020 and September 30, 2019, we had outstanding common stock equivalents of approximately 3.7 million and 2.5 million, respectively, that have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive.

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
The following table presents information concerning operations by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
PFS Operations	$55,404	$48,515	$171,569	$151,195
LiveArea Professional Services	21,680	19,476	64,649	57,455
Total revenues	$77,084	$67,991	$236,218	$208,650
Business unit direct contribution:
PFS Operations	$2,538	$1,702	$10,030	$6,357
LiveArea Professional Services	2,541	2,594	6,172	6,768
Total business unit direct contribution	5,079	4,296	16,202	13,125
Unallocated corporate expenses	(6,941)	(5,547)	(17,428)	(15,046)
Loss from operations	$(1,862)	$(1,251)	$(1,226)	$(1,921)
Depreciation and amortization:
PFS Operations	$1,616	$2,120	$4,811	$6,153
LiveArea Professional Services	204	276	633	891
Unallocated corporate expenses	209	278	834	898
Total depreciation and amortization	$2,029	$2,674	$6,278	$7,942

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

9. Related Party Transaction
In June 2020 the Company entered into an agreement with Hardinge, Inc. ("Hardinge") in which our LiveArea segment is to provide various services related to eCommerce. Benjamin Rosenzweig ("Mr. Rosenzweig"), a member of our Board of Directors, is a partner at Privet Fund Management LLC ("Privet"). Privet is the general partner and investment manager of funds that own Hardinge and Mr. Rosenzweig also serves on the Board of Directors of Hardinge.
We recognized $0.3 million in revenue in the three and nine months ended September 30, 2020. As of September 30, 2020, there was an accounts receivable balance of $0.2 million from Hardinge.

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
COVID-19 Pandemic
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

 Beginning in late March 2020 and continuing through the third quarter of 2020, we experienced an increase in demand from certain clients for our services in our PFS Operations segment, as more consumers around the world practiced social distancing, complied with stay-at-home restrictions and many retail stores were closed during the March 2020 to June 2020 period. This generated increased volume of online ordering. This trend has continued into the third quarter of 2020 but at a reduced rate from the March 2020 through June 2020 period.  However, going forward there could be significant volatility in customer demand and buying habits as the pandemic continues and the resulting adverse economic impacts continue or deepen. We have begun experiencing labor rate increases in certain of our markets for fulfillment activities. We believe this will continue and that this could impact our overall fulfillment related costs and staffing.
Both our LiveArea and PFS Operations business segments are engaged in the support of our clients’ direct to consumer online business activity. Due to restrictions on traditional brick and mortar activities introduced by government mandates in 2020, many businesses, including many of our clients, have migrated an incremental amount of their investments and business volumes to their online channel, including both website development and marketing activity as well as the physical movement of product. This is a trend which has continued through the third quarter of 2020. We believe this has resulted in, and is currently expected to continue to provide us with strong demand for our service offerings. As the restrictions on brick and mortar activities are lessened, this may lead to reduced demand for the services of LiveArea and PFS Operations as customers return to stores. Despite the unpredictability of volumes brought on by the COVID-19 pandemic, the contracts that had been secured during the pandemic with new clients and amended contracts with existing clients were entered into with the intention to support volumes post-COVID-19 that are the same or higher than those pre-COVID-19. As a result of the increased volumes that are currently occurring and those potentially expected, we have secured additional warehouse space and headcount to meet the current and expected future volumes for the PFS Operations business.
We are incurring additional costs related to the enhanced cleaning regimen implemented in our facilities and purchasing personal protective equipment ("PPE") which we are providing to our employees. As of September 30, 2020, we have incurred approximately $1.1 million in costs related to the COVID-19 pandemic, excluding hourly wage rate related labor cost increases and performance based incentives. Included in this $1.1 million, are capital expenditures related to COVID-19 which amounted to approximately $0.5 million. Beginning in April 2020, we began to receive requests from a limited number of our clients to assist them with extended payment terms and/or pricing adjustments for a short time period. For the nine months ended September 30, 2020, this has not resulted in a material impact to cash flows. We have also begun to see delays in certain limited projects and requests from certain clients to reduce current staffing on our time and materials projects.  While we believe this will have a short-term impact on cash flow and revenues, we do not currently anticipate these identified modifications to date will have a material impact to our overall business and financial results. We will continue to monitor these for potential impacts to future cash flow.
Overall, while there is an increased level of uncertainty in our financial forecasts for the remainder of 2020 due to the macro-economic uncertainty related to the COVID-19 pandemic, we currently continue to target growth in service fee revenues for both of our business segments for the remainder of the year as compared to 2019. For our LiveArea business, we expect some short-term impact on revenue and profitability continuing into the fourth quarter of 2020, as a result of the client requested project deferrals and adjustments, but we expect to have continuing success in winning new or expanded client relationships that are expected to offset this impact. For our PFS business segment, we are expecting an overall stronger level of service fees from existing clients who have migrated more of their business to the online channel that we support. However, we expect some shortfalls versus our original projections in winning new client opportunities due to the COVID-19 pandemic related restrictions on our prospects’ abilities to adjust their business operations in the near term and implement such business within 2020.
As a result of the impact of the COVID-19 pandemic, many businesses have or will be experiencing short-term or long-term liquidity issues. Based on our current expectations, we believe we have the appropriate financial structure in place to support our own business operations. However, we do expect increased potential risk from the viability of clients and their ability to make payments on time. We have and will continue to closely monitor our clients’ financial results, payment patterns and business updates in an effort to minimize the potential impact of our credit risk.
While the COVID-19 pandemic has not yet had a material adverse impact on our operations to date, the extent and duration of future impacts of the pandemic and any resulting economic impact on our business are largely unknown and difficult to predict. We recommend that you review Item 1A. “Risk Factors” in the Annual Report on Form 10-K for fiscal year ended December 31, 2019, as supplemented by our Form 10-K/A filed on April 29, 2020 for a description of the risks related to the COVID-19 pandemic.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The Company has made use of the allowance granted under section 2302 of the CARES Act, which permits employers to forgo timely payment of the employer portions of Social Security and RRTA taxes that would otherwise be due from March 27 through December 31, 2020, without penalty or interest charges. We have elected this option and it has resulted in deferred payments through September 30, 2020 totaling $2.5 million, due in equal payments on December 31, 2021 and December 31, 2022. We expect to defer between $3.5 million and $4.0 million through December 31, 2020. Similarly, the UK and Belgium governments have granted businesses the option to defer the payment of certain value-added tax ("VAT") amounts. We have elected to take advantage of the options available to us but the effects have been immaterial. We continue to examine the impact that the CARES Act and similar international statutes may have on our business.
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

Operating Results
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended September 30,			% of Total Revenues			Nine Months Ended September 30,			% of Total Revenues
	2020	2019	Change	2020		2019	2020	2019	Change	2020		2019
Revenues
Service fee revenue	$60,194	$49,602	$10,592	78.1%		73.0%	$176,488	$151,371	$25,117	74.7%		72.5%
Product revenue, net	4,229	6,579	(2,350)	5.5%		9.7%	17,677	20,216	(2,539)	7.5%		9.7%
Pass-through revenue	12,661	11,810	851	16.4%		17.4%	42,053	37,063	4,990	17.8%		17.8%
Total revenues	77,084	67,991	9,093	100.0%		100.0%	236,218	208,650	27,568	100.0%		100.0%
Costs of Revenues
Cost of service fee revenue	40,877	32,296	8,581	67.9%	(1)	65.1%	116,358	99,062	17,296	65.9%	(1)	65.4%
Cost of product revenue	4,019	6,250	(2,231)	95.0%	(2)	95.0%	16,732	19,117	(2,385)	94.7%	(2)	94.6%
Cost of pass-through revenue	12,661	11,810	851	100.0%	(3)	100.0%	42,053	37,063	4,990	100.0%	(3)	100.0%
Total costs of revenues	57,557	50,356	7,201	74.7%		74.1%	175,143	155,242	19,901	74.1%		74.4%
Service fee gross profit	19,317	17,306	2,011	32.1%	(1)	34.9%	60,130	52,309	7,821	34.1%	(1)	34.6%
Product revenue gross profit	210	329	(119)	5.0%	(2)	5.0%	945	1,099	(154)	5.3%	(2)	5.4%
Total gross profit	19,527	17,635	1,892	25.3%		25.9%	61,075	53,408	7,667	25.9%		25.6%
Selling, General and Administrative expenses	21,389	18,886	2,503	27.7%		27.8%	62,301	55,329	6,972	26.4%		26.5%
Loss from operations	(1,862)	(1,251)	(611)	(2.4)%		(1.8)%	(1,226)	(1,921)	695	(0.5)%		(0.9)%
Interest expense, net	365	458	(93)	0.5%		0.7%	1,154	1,418	(264)	0.5%		0.7%
Loss before income taxes	(2,227)	(1,709)	(518)	(2.9)%		(2.5)%	(2,380)	(3,339)	959	(1.0)%		(1.6)%
Income tax expense (benefit), net	592	(71)	663	0.8%		(0.1)%	1,657	438	1,219	0.7%		0.2%
Net loss	$(2,819)	$(1,638)	$(1,181)	(3.7)%		(2.4)%	$(4,037)	$(3,777)	$(260)	(1.7)%		(1.8)%
(1)    Represents the percent of Service fee revenue.
(2)    Represents the percent of Product revenue, net.
(3)    Represents the percent of Pass-through revenue.

Segment Operating Data
PFS Operations (in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	Change %	2020	2019	Change	Change %
Revenues
Service fee revenue	$39,339	$31,176	$8,163	26.2%	$114,184	$95,930	$18,254	19.0%
Product revenue, net	4,229	6,579	(2,350)	(35.7)%	17,677	20,216	(2,539)	(12.6)%
Pass-through revenue	11,836	10,760	1,076	10.0%	39,708	35,049	4,659	13.3%
Total revenues	55,404	48,515	6,889	14.2%	171,569	151,195	20,374	13.5%
Costs of Revenues
Cost of service fee revenue	29,658	22,349	7,309	32.7%	82,397	69,023	13,374	19.4%
Cost of product revenue	4,019	6,250	(2,231)	(35.7)%	16,732	19,117	(2,385)	(12.5)%
Cost of pass-through revenue	11,836	10,760	1,076	10.0%	39,708	35,049	4,659	13.3%
Total costs of revenues	45,513	39,359	6,154	15.6%	138,837	123,189	15,648	12.7%
Gross Profit	9,891	9,156	735	8.0%	32,732	28,006	4,726	16.9%
Direct operating expenses	7,353	7,454	(101)	(1.4)%	22,702	21,649	1,053	4.9%
Direct contribution	$2,538	$1,702	$836	49.1%	$10,030	$6,357	$3,673	57.8%
PFS Operations total revenues for the three and nine months ended September 30, 2020 increased by $6.9 million and $20.4 million, respectively, compared with the corresponding periods in 2019. Service fee revenue for the three and nine months ended September 30, 2020 increased $8.2 million and $18.3 million, respectively, compared to the prior year. The service fee revenue increase was primarily due to growth from new and existing clients, driven primarily from increased fulfillment activity related to increased on-line spending as a result of COVID-19, offset by client terminations and bankruptcies. For the three and nine months ended September 30, 2019, we had service fee revenues totaling approximately $0.4 million and $3.1 million, respectively, related to two clients that filed bankruptcy and subsequently liquidated their operations in 2019. Excluding the decrease from these clients, service fee revenues would have increased by $8.6 million and $21.4 million for the three and nine months ended September 30, 2020, respectively.
Product revenue, net, for the three and nine months ended September 30, 2020, decreased by $2.4 million and $2.5 million, respectively, compared with the corresponding periods in 2019. Product revenue declined as it is primarily dependent on one client, which restructured its operations and discontinued certain product lines. We expect to see continued reduced product revenue as the year continues, as a result of the restructuring of our client.
Pass-through revenue, primarily related to freight activity, increased by $1.1 million and $4.7 million for the three and nine months ended September 30, 2020 compared to the corresponding periods in 2019 primarily due to incremental activity with both new and existing clients partially offset by the impact of a client's transition of their freight management activities.
PFS Operations gross margin decreased by 1.0% to 17.9% for the three months ended September 30, 2020 as compared to 18.9% in the same period of the prior year. The decreased margin is due to a decrease of our service fee margin of 3.7% to 24.6% for the three months ended September 30, 2020 as compared to 28.3% in the same period of the prior year, primarily as a result of increased fulfillment labor costs. This was somewhat offset by the impact of revenue mix, as the service fee business activity, which generates a higher gross margin than the product revenue and pass-through revenue activity, represents a larger proportion of total revenues for the three months ended September 30, 2020 as compared to the prior year. PFS Operations gross margin increased by 0.6% to 19.1% for the nine months ended September 30, 2020 as compared to 18.5% in the same period of the prior year. The service fee margin decreased by 0.2% to 27.8% for the nine months ended September 30, 2020 as compared to 28.0% for the same period of the prior year, primarily as a result of increased labor costs in the third quarter of 2020, reduced by operating cost efficiencies gained in the first half of 2020. The decrease in the service fee margin is offset by the service fee business representing a larger proportion of total revenues for the nine months ended September 30, 2020, compared to the lower margin product revenue and pass-through revenue.

Direct operating expenses for the three months ended September 30, 2020 decreased by $0.1 million compared to the corresponding period in 2019. For the nine months ended September 30, 2020, direct operating expenses increased by $1.1 million compared to the corresponding period in 2019. The movements for the three months ended September 30, 2020 were impacted by personnel costs arising from stock-based compensation expense which increased by $0.7 million and $1.4 million for the three and nine months ended September 30, 2020 as compared to the prior year. The increased stock compensation expense for the three and nine months ended September 30, 2020 arose from the issuance of incremental awards after the approval of a new Stock and Incentive Plan by shareholders on June 30, 2020. Excluding the impact of stock-based compensation, direct operating expenses decreased by $0.8 million and $0.3 million for the three and nine months ended September 30, 2020, respectively. The decrease for the three and nine months ended September 30, 2020 was primarily due to reduced severance related costs and by the prior year amount including a higher provision for doubtful accounts due to a 2019 client bankruptcy. These were partially offset by increased personnel related costs (including variable compensation expense), facility costs, and sales and marketing related spend.

LiveArea Professional Services (in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	Change %	2020	2019	Change	Change %
Revenues
Service fee revenue	$20,855	$18,426	$2,429	13.2%	$62,304	$55,441	$6,863	12.4%
Pass-through revenue	825	1,050	(225)	(21.4)%	2,345	2,014	331	16.4%
Total revenues	21,680	19,476	2,204	11.3%	64,649	57,455	7,194	12.5%
Costs of revenues
Cost of service fee revenue	11,219	9,947	1,272	12.8%	33,961	30,039	3,922	13.1%
Cost of pass-through revenue	825	1,050	(225)	(21.4)%	2,345	2,014	331	16.4%
Total costs of revenues	12,044	10,997	1,047	9.5%	36,306	32,053	4,253	13.3%
Gross profit	9,636	8,479	1,157	13.6%	28,343	25,402	2,941	11.6%
Direct operating expenses	7,095	5,885	1,210	20.6%	22,171	18,634	3,537	19.0%
Direct contribution	$2,541	$2,594	$(53)	(2.0)%	$6,172	$6,768	$(596)	(8.8)%
LiveArea Professional Services revenues for the three and nine months ended September 30, 2020 increased by $2.2 million and $7.2 million, respectively, compared to the corresponding periods in 2019.  The increase in revenues are primarily due to the higher level of new and existing client activity, as a result of increased success in booking new projects and engagements during late 2019 and continuing into 2020.
LiveArea Professional Services gross margin increased by 0.9% to 44.4% for the three months ended September 30, 2020 as compared to 43.5% in the same period of the prior year, and remained essentially flat in the nine months ended September 30, 2020 at 43.8% against 44.2% in the same period of the prior year. The increase in gross margin for the three months ended September 30, 2019 is primarily attributable to higher than expected costs incurred on certain client projects.
Direct operating expenses increased by $1.2 million and $3.5 million for the three and nine months ended September 30, 2020, respectively, compared to the corresponding periods in 2019. The increase was primarily attributable to increases in stock-based compensation of $0.6 million and $2.7 million for the three and nine months ended September 30, 2020, respectively. Excluding this expense, direct operating expenses increased by $0.6 million and $0.8 million for the three and nine months ended September 30, 2020, respectively. The increase arose primarily as a result of incremental sales and marketing personnel costs and increased variable compensation expense, partially offset by reduced travel related spend.
Corporate (in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change	Change %	2020	2019	Change	Change %
Unallocated corporate expenses	$6,941	$5,547	$1,394	25.1%	$17,428	$15,046	$2,382	15.8%

Unallocated corporate expenses increased by $1.4 million and $2.4 million for the three and nine months ended September 30, 2020, respectively, compared to the corresponding periods in 2019. The increases were in part attributable to increases in stock-based compensation of $1.1 million and $2.7 million, offset by a $0.5 million and $1.6 million reduction to vacation expense for the three and nine months ended September 30, respectively. The decrease to vacation expense was primarily related to a change in policy to allow for the introduction of a flexible vacation policy that is not restricted to time earned by the Company for our US full-time exempt employees in the second quarter of 2020. Excluding the impacts of these factors, unallocated corporate expenses increased by $0.8 million and $1.3 million for the three and nine months ended September 30, 2020, respectively, primarily as a result of increased personnel related costs.
Income Taxes
During the three months ended September 30, 2020, we recorded a tax expense of $0.6 million comprised primarily of $0.4 million related to the majority of our international operations, $0.1 million related to state income taxes, and $0.1 million associated with the tax amortization of goodwill in relation to our 2015 acquisition. A valuation allowance has been provided for the majority of our domestic net deferred tax assets, which are primarily related to our net operating loss carryforwards, and for certain foreign deferred tax assets.
During the nine months ended September 30, 2020, we recorded a tax expense of $1.7 million comprised primarily of $0.8 million related to the majority of our international operations, $0.5 million related to state income taxes, and $0.4 million associated with the tax amortization of goodwill in relation to our 2015 acquisition. A valuation allowance has been provided for the majority of our domestic net deferred tax assets, which are primarily related to our net operating loss carryforwards, and for certain foreign deferred tax assets.
For the three and nine months ended September 30, 2020 and 2019, we have utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate the interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings by jurisdiction and (ii) our ongoing assessment that the recoverability of our deferred tax assets is not likely in several jurisdictions.
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

Liquidity and Capital Resources
We currently believe our cash position, financing available under our credit facilities and funds generated from operations will satisfy our known operating cash needs, our working capital and capital expenditure requirements, our current debt and lease obligations, and additional loans to our subsidiaries, if necessary, for at least the next twelve months. However, our assumptions and expectations may be impacted by the uncertain duration and extent of the adverse economic conditions caused by the COVID-19 pandemic.
Our cash position decreased in the nine months ended September 30, 2020 primarily from purchases of property and equipment and cash used in financing activities partially offset cash provided by operating activities.
Cash Flows from Operating Activities
During the nine months ended September 30, 2020, net cash provided by operations was $1.5 million, compared to net cash provided by operations of $12.0 million in the same period of the prior year. Both periods included benefits from cash income generated from operations before changes in operating assets and liabilities. Such benefits were then either increased or decreased, depending on period, by the net impact of changes in assets and liabilities, primarily related to the amount and timing of client revenue billings and collections as well as vendor purchasing and payment activity. In the nine months ended September 30, 2020, there was a reduced cash flow benefit from a seasonality driven reduction in accounts receivable. In addition, one of our clients transitioned away from our service offering of credit card collections from this client’s customers which further increased our net cash used in operations. We expect the impact from the change in this client’s service offering to have a reduced impact on cash flows from operating activities for the remainder of 2020.

We have deferred payment of the employer portions of Social Security and RRTA taxes that would otherwise be due from March 27 through December 31, 2020, by election of the option provided by the CARES Act. This has resulted in deferred payments through September 30, 2020 totaling $2.5 million, due in equal payments on December 31, 2021 and December 31, 2022 and we expect to defer between $3.5 million and $4.0 million through December 31, 2020.
Cash Flows from Investing Activities
Cash used in investing activities included capital expenditures of $2.8 million and $3.2 million during the nine months ended September 30, 2020 and 2019, respectively, exclusive of property and equipment acquired under debt and finance lease financing, which consisted primarily of capitalized software costs and equipment purchases. Capital expenditures have historically consisted of additions to upgrade our management information systems, development of customized technology solutions to support and integrate with our service fee clients and general expansion and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures to support new facilities, contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate our total investment in upgrades and additions to facilities and information technology solutions and services for the upcoming twelve months, including costs to implement new clients, will be approximately $8.0 million to $10.0 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. To maintain our current operating cash position, a portion of these expenditures may be financed through client reimbursements, debt, operating or finance leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event that we do not obtain the financing results necessary to support such investments.
Cash Flows from Financing Activities
During the nine months ended September 30, 2020, cash used in financing activities was $1.2 million and during the nine months ended September 30, 2019, cash used in financing activities was $10.4 million. The balances in both periods were primarily due to net borrowing and payment activity on our revolving loan and other debt.
Working Capital
During the nine months ended September 30, 2020, our working capital increased to $20.3 million compared to $14.3 million at December 31, 2019.  This increase was primarily related to income generated from operations before working capital changes, plus net borrowings on our revolving debt facility, partially offset by capital expenditures.
To obtain any necessary additional financing in the future, in addition to our current cash position, we continue to evaluate our needs in light of various financing alternatives potentially available including the sale of equity, utilizing capital or operating leases, borrowing under our credit facilities, expanding our current credit facilities or entering into new debt agreements. No assurances can be given we will be successful in obtaining any additional financing or the terms thereof. We currently believe our cash position, financing available under our credit facilities and funds generated from operations will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our current debt and lease obligations, and additional loans to our subsidiaries, if necessary, for at least the next twelve months.
Our term and revolving loan facilities described below contain both financial and non-financial covenants. To the extent we fail to comply with our debt covenants, including the financial covenant requirements, and we are not able to obtain a waiver, the lenders would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral. An acceleration of the repayment of our credit facility obligations may have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all such obligations. As of September 30, 2020, we were in compliance with all debt covenants. Further, non-renewal of any of our credit facilities may have a material adverse impact on our business and financial condition.
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
On November 1, 2018, we entered into Amendment No. 1 to our credit agreement with Regions Bank (the “Amended Facility”). The Amended Facility provided for an increase in availability of our revolving loans to $60.0 million, with the ability for a further increase of $20.0 million to a total of $80.0 million, and the elimination of the term loan. Amounts outstanding under the term loan were reconstituted as revolving loans. The Amended Facility also extended the maturity date to November 1, 2023.
As of September 30, 2020 and December 31, 2019, the weighted average interest rate on the revolving loan facility was 2.46% and 3.96%, respectively. The Amended Facility is secured by a lien on substantially all of the operating assets of the US entities and a pledge of 65% of the shares of certain of our foreign subsidiaries. The Amended Facility contains cross default provisions, various restrictions upon the Company’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum consolidated fixed charge ratio and a maximum consolidated leverage ratio.
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

ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). As of September 30, 2020, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2020, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Most of our employees, excluding our warehouse workers, are working remotely due to the COVID-19 pandemic. We have not experienced any material adverse impact to our internal controls over financial reporting due to our change in operations. We are continually monitoring and assessing whether these changes in operations as a response to the COVID-19 pandemic will have any impact on the design and operating effectiveness of our internal controls.

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

10.2**	Logistics Warehouse Lease Agreement between Weerts Logistic Park III NV and Supplies Distributors SA
10.3**	Warehouse Lease Agreement between ProLogis Texas II (2) LLC and Priority Fulfillment Services, Inc.
31.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following unaudited financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Shareholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.
104**	Cover Page Interactive Data file, formatted in Inline XBRL (included as Exhibit 101).

*    Denotes management or compensatory agreements
**    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 6, 2020

PFSweb, Inc.

By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer
Executive Vice President