Form 10-K
period 2020-12-31
PFSWEB INC
filed 2021-03-31
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
Form 10-K
_________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report.                     ☒
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of 6/30/2020 (based on the closing price as reported by the Nasdaq) was $104,222,142.
There were 20,384,007 shares of the registrant’s Common Stock outstanding as of March 26, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to the registrant’s definitive proxy statement for its 2021 annual meeting of shareholders, which is expected to be filed with the Securities and Exchange Commission on or before April 30, 2021.

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
You should understand that the following important factors, in addition to the Risk Factors set forth in Part I, Item 1A or elsewhere in this Report on Form 10-K, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include, among others:
•our ability to retain and expand relationships with existing clients and attract and implement new clients;
•our dependency upon key personnel, retaining professional staffing resources and our reliance on subcontracted services and third-party providers;
•exposure to credit risk of our clients;
•our ability to remain competitive;
•our ability to adapt to rapid changes in e-commerce, outsourcing and the market for our services;
•our customer concentration of our business and existing client mix, their business volumes and the seasonality of their businesses;
•our dependability on fees generated by transaction volume and projects and our ability to manage related costs;
•increased or unexpected costs or unanticipated delays in connection with the performance of fixed-price contracts;
•whether we can manage growth and utilization of resources to generate more revenue;
•our ability to finalize pending client contracts and adhere to contract terms;
•our ability to maintain the security and privacy of our clients' confidential data;
•our ability to comply with data privacy regulations;
•foreign currency risks and other risks of operating in foreign countries;
•the unknown effects of possible system failures and rapid changes in technology;
•general global economic conditions and economic conditions in the countries in which we operate;
•our ability to maintain effective controls over financial reporting in the future;
•taxation on the sale of our products and provision of our services;
•the impact of new accounting standards and changes in existing accounting rules or the interpretations of those rules;
•our ability to borrow under current financing arrangements and maintain compliance with debt covenants and continued access to bank and commercial financing; and
•the impact on our operations as a result of acts of God, natural disasters, pandemics and/or endemics, including the ongoing COVID-19 pandemic and other catastrophic events beyond our control.
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
PFSweb is a Global Commerce Services Company. We manage the entire customer shopping experience for major branded manufacturers and retailers through two business segments, LiveArea Professional Services ("LiveArea") and PFS Operations. LiveArea is a global customer experience and e-commerce agency, providing a comprehensive set of digital agency services to support, develop and improve business-to-business ("B2B"), business-to-consumer ("B2C"), and business-to-business-to-consumer ("B2B2C") customer experiences both online and in-store. LiveArea services include: NXT Intelligence™, Service Design, Product Innovation, Connected Commerce, Performance Marketing, and Orchestrated Services. Through these services, we envision, build, and launch innovative products and omni-channel commerce solutions powered by data-driven insights to help our clients elevate their customer relationships. The PFS Operations segment provides services to support or improve the physical, post-click experience, such as logistics and fulfillment, customer care, and order-to-cash services including distributed order orchestration and payment services. We offer our services on an à la carte basis or as a complete end-to-end solution. Major brands and other companies turn to us to optimize their customer experiences and enhance their traditional and online business channels, creating commerce without compromise.
The services we offer are primarily organized into the following categories by segment:
LiveArea Professional Services
•NXT Intelligence ™
•Service Design
•Product Innovation
•Connected Commerce
•Performance Marketing
•Orchestrated Services
PFS Operations
•Order to Cash (Order Management as a Service)
•Order Fulfillment
•Fulfillment-as-a-Service
•Customer Care

GLOBAL COMMERCE SOLUTIONS
Together LiveArea Professional Services and PFS Operations serve as the “brand behind the brand” for companies seeking to increase efficiencies, drive customer engagement and growth, innovate and transform digitally, enter new markets or launch optimized sales channels. As a global customer experience and commerce agency and process outsourcer, we offer scalable and cost-effective solutions for brand manufacturers, online retailers, and distributors across a wide range of industry segments to serve business-to-consumer (B2C), business-to-business (B2B) and business-to-business-to-consumer (B2B2C) channels. We provide our clients with seamless and transparent solutions to support their business strategies, allowing them to focus on their core competencies. Leveraging our technology, expertise, and proven methodologies, we enable clients to develop and deploy new products and implement new business strategies or address new distribution channels rapidly and efficiently through our optimized solutions. Our clients engage us, both as a consulting partner to assist them in the design of a business solution, as well as a virtual and physical infrastructure partner to provide the mission-critical operations required to build and manage their business solution. Together, we not only help our clients define new ways of doing business, but also provide them the technology, physical infrastructure, and professional resources necessary to quickly implement their commerce objectives. We allow our clients to quickly and dramatically change how they “go-to-market” and service their customers.
Each client has a unique business model and unique strategic objectives that often require highly customized enterprise solutions. We support clients in a wide array of industries, including health; fragrance and beauty products; cosmetics; fashion apparel and accessories; luxury goods; consumer packaged goods (“CPG”); coins and collectibles; jewelry; home furnishings and housewares; consumer electronics; quick-serve restaurants ("QSR"); telecommunications; technology manufacturing; computer and office products; among others. Clients turn to LiveArea Professional Services and PFS Operations for help in addressing a variety of business needs that include strategic consulting, commerce experience design and development, product innovation, customer satisfaction and retention, time-definite logistics, vendor managed inventory and integration, supply chain compression, cost model realignments, transportation management, and international expansion, among others. We also act as a constructive agent of change, providing clients the ability to alter their current distribution model, establish direct relationships with end-customers, reduce the overall time and costs associated with existing distribution channel strategies, while improving customer experience via value-added distribution solutions such as gift-wrapping and product personalization. Our clients are seeking B2C and B2B and B2B2C solutions that will provide them with dynamic supply chain and multi-channel marketing efficiencies, while ultimately delivering a world-class, branded customer service experience.
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
Quickly Capitalize on Market Opportunities. We offer a collection of solutions focused on helping clients quickly assess opportunities that respond to the changing world of technology and assisting clients in harnessing innovation and brand experience through lean start-up methodologies. Our solutions empower clients to rapidly implement their supply chain and commerce strategies and take advantage of opportunities by utilizing our readily available advanced technology and physical infrastructure which facilitates a quick integration and implementation. The solution is designed to allow our clients to deliver consistent, quality service as transaction volumes grow and handle daily and seasonal peak periods. Our international locations allow our clients to expand the global reach of their products.
Elevate the Customer Experience. We enable our clients to provide their customers with a high-touch, positive buying experience, thereby maintaining and promoting brand loyalty. We create omni-channel commerce experiences designed to fit into and fuel a connected digital ecosystem. Our e-commerce solutions communicate seamlessly with stores and varying client applications. Through our use of advanced technology, we help our clients respond directly to customer inquiries by email, voice or data communication and assist them with online ordering and product information. We offer our clients a “world-class” level of service, including high-touch customer care service centers, detailed Customer Relationship Management (“CRM”) reporting, and exceptional order accuracy. We have significant experience in the development of e-commerce storefronts that allows us to recommend features and functions easily navigated and understood by our clients’ customers through guided selling designs. Our technology platform is designed to ensure high levels of reliability and fast response times for our clients’ customers. Because of our technology, our clients benefit from being able to offer the latest in traditional customer communication and auto-response technology to their customers. Using data, we create customer relationship-building insights that drive both strategy and action. Our fulfillment facilities are designed for efficient multi-brand operation with an emphasis on creating branded fulfillment experiences featuring custom packaging, gift-wrapping, extensive personalization options and build-to-order and build-to-stock kitting. Our solutions provide enhanced brand recognition with streamlined and ease of use shopping, checkout, shipping, unboxing and return of goods processing.
Minimize Investment and Improve Operating Efficiencies. One of the most significant benefits outsourcing provides is the ability to transform fixed costs into variable costs. By eliminating the need to invest in a fixed capital infrastructure, our clients’ costs typically become more directly correlated with volume increases or declines. Further, as volume increases drive the demand for greater infrastructure or capacity, we are able to quickly deploy additional resources. We provide services to multiple clients, which enables us to offer our clients economies of scale and resulting cost efficiencies that they may not have been able to obtain on their own. Additionally, because of the large number of daily transactions we process, we have been able to justify investments in levels of automation, security surveillance, quality control processes, and transportation carrier interfaces that are typically outside the scale of investment that our clients might be able to cost-justify on their own. We engage our Service Design capabilities to help brands evolve and improve how they service their clients with a digital advantage through our services. These additional capabilities can provide our clients the benefits of enhanced operating performance and efficiency and expanded customer service options.
Access a Sophisticated Technology Ecosystem. We provide our clients with access to a technology ecosystem featuring best-of-breed e-commerce technologies together in a single, integrated, Payment Card Industry (“PCI”) certified order to cash offering. Powered by leading enterprise-class software solutions, our order to cash platform is seamlessly integrated into a variety of e-commerce platforms and supporting technology components and services to provide an end-to-end e-commerce solution. Built to accelerate the implementation process, the technology ecosystem allows for flexible integrations with other technology providers and client systems.
Our Technology Ecosystem also extends beyond the digital world and into physical commerce channels. Brands and retailers today require flexible technology to control customer shopping experiences regardless of where they shop. As a global commerce services company, we offer unbiased evaluation of new platforms and emerging technologies to help brands choose the best option for their businesses. Deploying ship from store, in-store pick-up, pop-up distribution centers, or mobile point of sale capabilities are just a few examples of how we can enable brands to create a dynamic and unique omni-channel shopping experience.
Our highest value proposition is achieved when our clients engage our full end-to-end suite of services from both LiveArea Professional Services and PFS Operations. However, we provide our clients with the freedom to customize their solution by selecting only certain services from our offering in an à la carte fashion. We believe this flexibility and willingness to create a customized solution for each client differentiates us from our competition. We also believe that bringing our deep understanding of end-to-end engagements to clients who are only using a portion of our offering is a key differentiator and brings significant value to our solutions and our clients.
LiveArea Professional Services
Through LiveArea Professional Services, we bring together a comprehensive portfolio of e-commerce-focused services fusing creativity, strategy, and technology. Our service areas include NXT Intelligence™, Service Design, Product Innovation, Connected Commerce, Performance Marketing, and Orchestrated Services. Through our services, we bring together exceptional e-commerce technology while building and launching innovative products and services for clients both online and in-store. From brand strategy and digital experiences to the day-to-day mechanics of digital marketing services, we help brands stand apart from competitors, connect with customers and drive revenue. Our end-to-end, omnichannel expertise supports a holistic marketing strategy. When paired with our other services areas and disciplines, we provide a full suite of services that span strategy, creative, experience design, technology development and integration, project management, and quality assurance.
We offer an array of services that help retailers meet consumer expectations across the e-commerce lifecycle, leveraging digital tools within various applications to enhance our client’s end consumer overall experience.
NXT Intelligence ™
NXT Intelligence™ is a collection of purpose-built solutions focused on helping clients rapidly assess emerging opportunities across three primary areas: Technology, innovation, and brand experience. As a technology-agnostic agency, we offer unbiased evaluation of new platforms and emerging technologies to help clients choose the best options for their businesses. Our focus on design thinking and lean start-up methodologies empower clients to explore emerging opportunities without significant upfront investments.

Service Design
Service Design is a business transformation service helping clients create efficiency and identify new revenue streams through the analysis and re-imagining of their services, customer touchpoints, technology, and business processes. We help clients look at their business not as a series of divisions and products, but as a cohesive collection of services they offer customers. We offer a more holistic way to evaluate and solve problems at the customer experience level.
Product Innovation
Our Product Innovation service helps clients rapidly invent, prototype, and test innovative new ideas for products and businesses. Through a series of workshops, we team with clients to invent, identify, generate, and develop customer value proposition opportunities for their business. We examine where customer value overlaps with potential business value to arrive at a shared value proposition that underpins the experience and design of the client’s initial product.
Connected Commerce
Through our Connected Commerce service, we help clients transform their business and customer relationships by creating seamless commerce experiences online and in-store and other environments, such as pop ups. The service is inclusive of e-commerce strategy, consulting services, and technology services. Our approach features four hybrid-agile phases: Rapid start; Design and Build; Test and Launch; and Optimize. The e-commerce solutions adhere to a proven methodology to deliver quality implementations to meet client branded requirements in the industry based on our clients’ custom solutions.
As a platform-agnostic provider, we have dedicated commerce technology practices specializing in all of the leading enterprise platforms. We employ a highly qualified team of solutions architects, web developers, project managers, and quality assurance (“QA”) specialists.
Performance Marketing
Traditional marketing is difficult to track and measure, so marketers have difficulties understanding their return on investment. LiveArea Performance Marketing includes a comprehensive set of marketing services that allows brands to ensure they are truly paying for results. Our tools and approach allow us to tie each dollar spent on customer experience and marketing to its effect on the customer’s journey. This allows us to optimize the journey – from first exposure to client brands, through first purchase, loyalty, and beyond.
We offer a comprehensive set of Performance Marketing services, including: Search Engine Optimization (SEO), where we help clients increase the quality and quantity of organic website traffic and increase brand exposure through non-paid search engine results; Data Analytics where through data capture and strategic analysis, we enable our clients to act on customer insights mined for maximum return; Conversion Rate Optimization (CRO) where we focus on improving client conversion rates; Digital Marketing where we enhance marketing performance, creating a cohesive approach to marketing across web, social and other channels; Paid Media where we build holistic programs that include paid search, social, display, and native and affiliate marketing channels to put our clients where their target consumers shop and buy; and with Email Marketing where we help clients create custom, relevant journeys and messaging that help brands nurture and retain customers.
Orchestrated Services
LiveArea assists clients in outsourcing the responsibility of maintaining their core technology systems to improve operations, make smarter, safer decisions, and reduce expenses. LiveArea Orchestrated Services helps clients evaluate the right digital transformation strategies, mitigate workloads, manage infrastructure and backup, and secure data and applications. Our orchestrated services team provides real-time management and monitoring to ensure our clients’ sites operate at peak performance and provides solutions support for optimal issue management. Our automation tools facilitate fast, accurate code deployment - whether applying a software patch or launching a new feature.
PFS Operations
Through the PFS Operations business segment, we provide the operational activities required and expected of the world's leading brands. Our solutions support B2C, B2B, and retail sales channels. We have DTC and B2B experience in customizing solutions to meet the unique nuances of our clients’ internal finance, customer care, supply chain, and omni-channel operations. With approximately 1.6 million square feet of leased distribution space and approximately 1,100+ contact center seats across two continents, we have the global infrastructure to meet the operational needs of our e-commerce and traditional B2B clients.

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
Order to Cash (Order Management as a Service)
Our order to cash service provides our clients with distributed order orchestration and payment processing.  Our order to cash service features an Oracle-based, custom, scalable Distributed Order Management (“DOM”) technology platform built for B2C and B2B and order processing with a variety of fully-integrated B2C and B2B payment processing and fraud management platforms and technologies. Our order to cash service provides interfaces that allow for real-time information retrieval, including information on inventory, sales orders, shipments, delivery, purchase orders, warehouse receipts, customer history, accounts receivable and credit lines. These solutions are seamlessly integrated with our customer contact centers, allowing for the processing of orders through shopping cart, phone, fax, mail, email, live chat and other order receipt methods. As the information backbone for our total supply chain solution, our order to cash service can be used on a stand-alone basis or in conjunction with our other business infrastructure offerings, including contact center or order fulfillment services. In addition, for the B2B market, our order to cash platform provides a variety of order receipt methods that facilitate commerce within various stages of the supply chain. Our service provides the ability for both our clients and their customers to track the status of orders at any time. Our services are transparent to our clients’ customers and are seamlessly integrated with our clients’ internal system platforms and websites. By synchronizing these activities, we can capture and provide critical customer information, including:
•Statistical measurements critical to creating a quality customer experience, containing real-time order status, order exceptions, back order tracking, allocation of product based on timing of online purchase and business rules, the ratio of customer inquiries to purchases, average order sizes and order response time;
•B2B supply chain management information critical to evaluating inventory positioning, for the purpose of improving inventory turns, and assessing product flow-through and end-user demand;
•Reverse logistics information, including customer response and reason for the return or rotation of product and desired customer action; and
•Detailed marketing information about what was sold and to whom it was sold, by location and preference
Technology Collaboration. We have created a suite of technology services that enable buyers and suppliers to fully automate their business transactions within their supply chain using our order management interfaces. Our collaboration technologies operate in an open systems environment and feature the use of industry-standard Extensible Markup Language (“XML”) and Service-Oriented Architecture (“SOA”) web services, enabling customized e-commerce solutions with minimal changes to a client’s systems or our systems. The result is a faster implementation process. We also support information exchange methods, such as Applicability Statement 2 (“AS2”), Secure File Transfer Protocol (“SFTP”), Electronic Data Interchange (“EDI”), Message Queue Series (“MQ Series”), Application Link Enabling (“ALE”), and Representational State Transfer / Simple Object Access Protocol (“REST/SOAP”) over Hyper Text Transfer Protocol Secure (“HTTPS”).
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
Order Fulfillment
We design advanced distribution operations that streamline our clients’ supply chain process and offer a flexible fulfillment model. Our fulfillment team understands the value of the delivery experience by specializing in creating branded solutions with gift-wrap, product personalization and other value-added services. Our distribution centers are located in the Memphis, Tennessee area, Dallas, Texas, Toronto, Canada, Southampton, U.K., and Liege, Belgium to provide centrally located fulfillment throughout North America and Europe.
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
Our distribution facilities contain computerized sortation equipment, flexible mobile pick-to-light carts, powered material handling equipment and scanning and bar-coding systems. Our distribution facilities include several advanced technology enhancements, such as radio frequency technology in product receiving processing to ensure accuracy, as well as an automated package routing and a pick-to-light paperless order fulfillment system. Our advanced distribution systems provide us with the capability to warehouse an extensive number of stock keeping units (“SKUs”), ranging from large high-end electronics to small cosmetic compacts. Our facilities are flexibly configured to process B2B and DTC orders from the same central location.
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
We offer reverse logistics management services, including issuing return authorizations, return carrier shipping labels, receipt of product, crediting customer accounts and disposition of returned product. We also leverage strategic partnerships to provide our clients with access to distributed returns centers that collect, consolidate, report on and forward returned product to our central facilities allowing us to accelerate credits to our clients’ customers, reduce freight costs for our client, improve customer service and reduce complexity and cost in our facilities from handling inbound returns.

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
Pop-Up Distribution Centers. Leveraging our CloudPick℠ solution, temporary fulfillment centers allow our clients’ e-commerce fulfillment networks to flex during peak periods with all the benefits of regional distribution nodes, without the long-term capital costs. We can deploy full pick-pack-ship operations within weeks that run off a simple Wi-Fi network and our proprietary distributed order management technology. Deployed into any real estate space with Wi-Fi, this solution allows for temporary forward stock allocation to alleviate volume from the primary fulfillment center, shorten delivery times and lower shipping costs.
Fulfillment-as-a-Service. PFS has developed and deployed technology products that facilitate the omni-channel shopping experience. Our cloud-based RetailConnectSM Store Edition is designed to streamline the pick/pack/ship operation within a retail store. Our cloud-based solution allows retailers the ability to offer BOPIS (Buy Online, Pick-up In Store) and BOSFS (Buy Online Ship From Store) quickly and accurately, transforming a brick-and-mortar store into an efficient, omi-channel hub which optimizes inventory and improves customer satisfaction.
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
Customer Care
Our internal contact center operations are focused on providing essential services such as order entry, returns authorization, product inquiry and order tracking. These operations also include our iCommerce Agent (“iCA”), a customizable web-based application featuring powerful customer service tools for accessing all required customer information. Our unique multi-lingual capabilities are possible through our strategically placed locations in Texas, Belgium, U.K., and Canada, as well as partnerships delivering multi-lingual capability in Mexico. We have also deployed technology which allows for full customer care capabilities to be deployed for agents in a work from home ("WFH") capacity, which has greatly increased our access to skilled staff while reducing attrition.
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
INDUSTRY INFORMATION AND COMPETITIVE LANDSCAPE
Industry Overview
Business activities in the public and private sectors continue to operate in an environment of rapid technological advancement, increasing competition and continuous pressure to decrease costs by improving operating and supply chain efficiency. We currently see the following trends within the industry:
•Manufacturers strive to restructure their supply chains to maximize efficiency and reduce costs in both B2B and B2C markets, and to create a variable-cost supply chain able to support the multiple, unique needs of each of their initiatives, including traditional retail and e-commerce.
•Companies in a variety of industries seek outsourcing as a method to address one or more business functions that are not within their core business competencies, to reduce operating costs or to improve the speed or cost of implementation.
•Retailers, both traditional and e-commerce only, partner with providers that offer them the most flexibility both short and long-term. The end-to-end model is a viable option for brands that are growing their e-commerce channel, or for large wholesale corporations that do not have the infrastructure to handle B2C transactions. However, many companies today seek to diversify their e-commerce operations across in-house capabilities and outsourced components on an a la carte basis.
•The “seamless customer experience” is a major industry trend that retailers and brand manufacturers are embracing to differentiate and remain relevant to a more sophisticated consumer. As consumers desire a shopping experience that blends sales channels, the integration and flexibility of front and back-end systems and operations becomes more critical to retailers and manufacturers.
•As a result of the COVID-19 pandemic, there has been a significant increase in e-commerce growth. Manufacturing and retailers are focused on driving improvements in their online presence through incremental investments in their website presence and infrastructure to support evolving consumer buying patterns and requirements.
Supply Chain Management Trend
As companies maintain focus on improving their businesses and balance sheet financial ratios, significant efforts and investments continue to be made in identifying ways to maximize supply chain efficiency and extend supply chain processes. Working capital financing, vendor managed inventory, supply chain visibility software solutions, distribution channel skipping, direct-to-consumer e-commerce sales initiatives and complex upstream supply chain collaborative technology are products that manufacturers seek to help them achieve greater supply chain efficiency.
A key business challenge facing many manufacturers and retailers as they evaluate their supply chain efficiency is determining how the trend toward increased omni-channel business activity will impact their traditional B2C commerce business models. Ship-from-store, pick-up-in-store, return-to-store and other omni-channel capabilities are becoming increasingly important processes to accommodate. We believe manufacturers will look to outsource their non-core competency functions to support this modified business model. We believe companies will continue to strategically plan for the impact that technology advancements will have on their traditional commerce business models and their existing technology and infrastructure capabilities. Additionally, B2B opportunities exist as companies look to leverage the technology and enhanced customer experience that currently exists within e-commerce channels.
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
Outsourcing Trend
In response to growing competitive pressures and technological innovations, we believe many companies, both large and small, are focusing their critical resources on the core competencies of their business and utilizing e-commerce service providers to accelerate their business plans in a cost-effective manner and perform non-core business functions. Outsourcing can provide many key benefits, including the ability to:
•Enter new business markets or geographic areas rapidly;
•Increase flexibility to meet changing business conditions and demand for products and services;
•Enhance customer satisfaction and gain competitive advantage;
•Reduce capital and personnel investments and convert fixed investments to variable costs;
•Improve operating performance and efficiency; and
•Capitalize on skills, expertise and technology infrastructure that would otherwise be unavailable or expensive given the scale of the business.
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
Although many of our competitors offer one or more of our services, we believe our primary competitive advantage is our ability to offer a full array of customized services, thereby eliminating any need for our clients to coordinate these services from many different providers. We believe we can differentiate ourselves by offering our clients a very broad range of e-commerce and business process services that address, in many cases, the entire value chain, from demand to delivery.
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
•global reach; and
•price.
We believe we can compete favorably with respect to many of these factors. However, the market for our services is competitive and continually evolving, which will require PFSweb to continue to innovate and invest in both its LiveArea Professional Services and PFS Operations business units to be able to compete successfully against current and future competitors.
Competitive Landscape
Global Commerce Service Providers. We compete with companies providing broad strategic solutions for digital transformation along with commerce implementation services including Accenture Digital, Capgemini/LCG, Cognizant, Deloitte Digital, HCL, IBM Global Business Services, Infosys, and Publicis Sapient.

Commerce Specialist Service Providers. We compete with companies providing e-commerce platform-specific services including Astound Commerce, BORN Group, diconium, Gorilla Group/Wunderman Commerce, Isobar and Optaros.
Digital Agency and Digital Marketing Services. We compete with a wide range of digital agency firms, including Isobar, Razorfish (Publicis), R/GA, Capgemini, and Wunderman Thompson.
End-to-End Commerce. In North America, we compete with full service commerce providers such as Blue Acorn, Branded Online, and Pitney Bowes. In the European market, we compete with companies such as Arvato, The Hut Group, and other geographically focused providers in Western Europe.
Operations. We compete with e-commerce focused order fulfillment providers such as Radial and GEODIS (formerly OHL), as well as, depending on the client’s retail and/or supply chain strategy, Saddle Creek Logistics, James and James, FedEx Supply Chain, UPS Logistics, Kuehne + Nagel, and other “pure-play” fulfillment or contact center providers.
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
We target potential clients through an extensive integrated marketing program comprised of a variety of direct marketing techniques, email marketing initiatives, trade event participation, search engine marketing, public relations, social media, thought leadership, and a sophisticated outbound tele-sales lead generation model. We have also developed a global business development methodology which allows us to effectively showcase our various commerce service solutions and products. We also pursue strategic marketing alliances with consulting firms, private equity firms, software manufacturers and other logistics providers to increase market awareness and generate referrals and customer leads.
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
Seasonality
We have historically experienced seasonality due to our client mix and their increased business volumes which are highest in our fourth quarter which coincides with the retail peak season. We cannot predict the volume of sales of our clients or the impact of such seasonality of our clients or the sales they will implement during such peak season nor those of any future client business. We expect this seasonality to continue, or possibly increase in the future, which may cause fluctuations in our business operations and operating. Increased online buying due to the COVID-19 pandemic restrictions drove substantially increased fulfillment volume in the second quarter of 2020 with continued high growth in the third and fourth quarters of 2020 as well.
Concentration of Clients
During 2020, one of our clients represented more than 10% of the Company’s consolidated total net revenues. The client represented $38.9 million, or 11%, of consolidated total revenues. The client utilizes the services offered by both the LiveArea and PFS Operations segments.
Human Capital Resources

Workforce Composition and Diversity, Equity and Inclusion
Our business is operated by a diverse and global workforce, with employees in the following key geographies as of December 31, 2020 (in thousands):

North America:
United States	1,400
Canada	70
Total	1,470
Europe:
United Kingdom	170
Belgium	150
Bulgaria	50
Total	370
Asia:
India	290
Total Employees	2,130

We believe that providing a diverse workplace that promotes mutual respect and inclusion for all employees is critical to our business success and to driving innovation and growth. Since 2018, all US employees were trained on diversity and inclusion. In 2019, this training was expanded to our non-US employees and managers. In 2020, we launched an expanded Diversity & Inclusion effort and hired a firm to help develop a phased approach to increase diversity and ensure inclusion. As part of this process, the Company is engaging its workforce and seeking feedback from various groups within the Company, including, but not limited to, women, African Americans, and LGBTQ employees, to better determine if there are areas within the Company that warrant changes. We continue to work through the phased approach and believe this is an ongoing effort that will drive permanent change in our Company and our practices. As of December 31, 2020:
•globally, women make up approximately 49.5% of our workforce and hold approximately 32.2% of management roles.
•in the US, people of color represent approximately 69.2% of our workforce and hold approximately 44.6% of US management roles.
We are an equal opportunity employer and comply with all applicable federal, state and local laws, including but not limited to the applicable provisions of the Civil Rights Act of 1964. We prohibit and do not tolerate discrimination against our employees, applicants, or any protected group or class including in our hiring, workplace practices, promotions, compensation, benefits, and termination practices.
We have never suffered an interruption of business as a result of a labor dispute. We consider our relationship with our employees to be good. In the U.S., Canada and India, we are not a party to any collective bargaining agreements, and while our European subsidiaries are not a party to a collective-bargaining agreement, certain of them are required to comply with certain rules agreed upon by their employee Works Councils.
Our success in recruiting, hiring and training large numbers of skilled employees and obtaining large numbers of hourly employees and temporary staff during peak periods for distribution and call center operations is critical to our ability to provide high quality services.
Health and Safety
Our frontline employees provide essential services to keep goods flowing to the people who need them. Their protection is important, and with the onset of COVID-19 pandemic in 2020, we began using a combination of protective measures and virtual communications to maintain a safe workplace environment including, but not limited to:
•Temperature checks at entry doors;
•Personal protective equipment (“PPE”) for all employees; and
•Mobile cleaning stations and access to hand sanitizers.

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
These laws are increasing in number, enforcement, fines and other penalties. For example, many states and foreign countries currently require us to notify each of our clients or customers who are affected by any data security breach in which an unauthorized person, such as a computer hacker, who could obtain customer information. In addition, several jurisdictions, including foreign countries, have adopted privacy-related laws that restrict or prohibit unsolicited email promotions, commonly known as “spam,” that impose significant monetary and other penalties for violations. Two such governmental regulations that have significant implications for our products and services are the General Data Protection Regulation (“GDPR”) and the California Consumer Privacy Act (“CCPA”) and in January 2023 the newly adopted California Privacy Rights Act (“CPRA”) will come into effect. Please refer to Item 1A. Risk Factors in this Report, specifically, We must safeguard the security and privacy of our client’s confidential data and remain in compliance with laws that govern such data and we may be liable for misappropriation of our client’s and our clients’ customers’ personal information, including through cyber-attacks.
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
The U.K.’s exit from the European Union (referred to as “Brexit”) may add cost and complexity to our operations and compliance efforts. Brexit has and may continue to contribute to volatility of currency exchange rates, including of the euro and British pound, issues with import and export controls, trade barriers, tariffs, and the movement of employees due to lack of enforceable trade agreements and uniform regulations. The U.K. is an important geography for us and we have structured our privacy and data protection compliance program based on the GDPR. As a result of Brexit, we will be required to implement alternative U.K. compliance measures and comply separately to the UK GDPR and Data Protection Act of 2018.
Where to Find More Information
Our website address is www.pfsweb.com, Information contained on, or accessible from, our website is not incorporated by reference into this annual report and should not be considered part of this annual report or any filing we make with the United States Securities and Exchange Commission, or SEC. We file with, or furnish to, the SEC all our periodic filings and reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments if any, to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934).  All of our filings with the SEC are made available, free of charge, through the investor relations section of this website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC or by mailing a written request to Investor Relations at PFSweb, Inc., 505 Millennium Drive, Allen, Texas 75013. Copies of any of our filings also can be obtained without charge from the SEC at www.sec.gov.
Item 1A.    Risk Factors
Our business, financial condition and operating results could be adversely affected by any or all of the following factors, in which event the trading price of our common stock could decline, and you could lose part or all of your investment.
Risks Related to Our Business and Operations
We have identified a material weakness in our internal control over financial reporting which, if not timely remediated, may adversely affect the accuracy and reliability of our financial statements, and our reputation, business and the price of our common stock, as well as lead to a loss of investor confidence in us.
We are required to maintain internal control over financial reporting and disclosure controls and procedures in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP. In connection with management’s assessment of our internal controls over financial reporting as of December 31, 2020, we determined that we had material weaknesses in our revenue process. We therefore concluded that, as of the end of the period covered by this report, our internal control over financial reporting and our disclosure controls and procedures were not effective. Until we fully remediate these weaknesses, it may be more difficult for us to report results accurately and on time. While we are working to address our internal control over financial reporting, we cannot be certain that our efforts will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future and we expect to incur additional audit fees related to incremental procedures performed and we may see a decline in our stock price due to reduced investor confidence. See “Part II—Item 9A. Controls and Procedures.”
Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur undetected, and it is possible that additional significant deficiencies or material weaknesses in our internal control over financial reporting may be identified in the future. Any failure of our internal controls could result in material misstatements in our consolidated financial statements, significant deficiencies, material weaknesses, costs, failure to timely meet our periodic reporting obligations, incremental audit fees and further erosion of investor confidence. It would also adversely affect the results of periodic management evaluations and could have a material adverse effect on our business, financial condition, results of operations or cash flow. If our internal controls continue to be deemed deficient in the future, our current external auditors could resign, and the process of retaining new auditors could limit our access to capital for an extended period of time.
We are dependent on our key personnel, and if we are unable to employ skills and resources in balance with client demand and attract and retain skilled professionals in all our geographic locations, our business and our results of operations may be materially adversely affected.
Our performance is highly dependent on the continued services of our officers and other professional personnel, the loss of any of whom could materially adversely affect our business.
In addition, we need to attract and retain other highly-skilled, technical and managerial personnel for whom there is intense competition. For example, if we are unable to hire or continually train our employees to keep pace with the rapid and continuing changes in technology and the markets we serve or changes in the types of services our clients are demanding, we may not be able to develop and deliver services and solutions to fulfill client demand. As we expand our services and solutions, we must also hire and retain an increasing number of professionals with different skills and expectations than those of the professionals we have historically hired and retained in various geographic locations, including North America, Europe and India. We currently rely heavily on our Indian office for developers, technology architects and skilled technology workers. Increasing wages, competition for skilled employees and the imposition of certain employee collective rights in India and Europe, may negatively impact our business and increase our costs. We cannot assure you we will be able to attract and retain the personnel necessary for the continuing support of and growth of our business. Our inability to attract and retain qualified technical and managerial personnel could materially adversely affect our ability to maintain and grow our business.
Our business may suffer if we are unable to hire and retain sufficient temporary workers or if labor costs increase.
We regularly hire a large number of part-time and seasonal workers, particularly during the fourth quarter holiday season and to meet temporary increases in client activity volume related to “flash sales” and other short-term marketing programs throughout our geographic locations. Any difficulty we may encounter in hiring such workers could result in significant increases in labor costs, or inability to support our clients’ businesses, which could have a material adverse effect on our business, financial condition and results of operations. We may also hire more full-time and part-time employees to mitigate the risk of the unavailability of temporary workers, and our failure to maintain an appropriate mix of labor personnel may result in higher costs. Increases in minimum wage requirements and other competition for labor, could also substantially increase our labor costs. Although we seek to preserve the contractual ability to pass through increases in labor costs to our clients, not all of our current contracts provide us with this protection, and we may enter into contracts in the future, which limit or prohibit our ability to pass through increases in labor costs to our clients.
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
In the past, there have been bankruptcies amongst our client base, and certain of our clients’ businesses face financial challenges that put them at risk of future bankruptcies. Losses, resulting from client bankruptcies, have impacted our operations and any future bankruptcies could harm our business and have a material adverse effect on our operating results and financial condition. To the degree that the credit markets become difficult such that clients cannot maintain financing, our clients' ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.

We face competition from many sources that could adversely affect our business, and; growth in our clients’ e-commerce business may make it more efficient for the client to perform some of our service offerings themselves.
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
To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our services and the underlying network infrastructure. If we are unable to adapt to changing market conditions, client requirements or emerging industry standards, our business could be adversely affected. The internet and e-commerce environments are characterized by rapid technological change, changes in user requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our technology and systems obsolete. Our success will depend, in part, on our ability to develop and license leading technologies to enhance our existing services and develop new services. We must continue to address the increasingly sophisticated and varied needs of our clients and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of proprietary technology involves significant technical and business risks. We may fail to develop new product offerings and technologies effectively or to adapt our proprietary technology and systems to client requirements or emerging industry standards which could have an adverse impact on our business and operations.
The global coronavirus pandemic and any new strains of the virus could harm our business, results of operations, and financial condition.
In March 2020, the World Health Organization declared COVID-19 a global pandemic. This pandemic and the related public health developments, including orders to shelter-in-place, travel restrictions and mandated business closures, have adversely affected businesses, workforces, organizations, customers, economies and financial markets globally, leading to an economic downturn and increased market volatility. While the COVID-19 pandemic has not had a material adverse impact on our operations to date, the extent and duration of the pandemic and any future resulting economic impact or adverse impacts are difficult to predict as the coronavirus continues to spread and cause disruptions to businesses, economies, and more.
Across our business, we have implemented several key measures to prioritize our employees’ health and safety in response to the pandemic. We converted our entire contact center workforce to a work-from-home model, and in our distribution centers we are providing personal protective equipment for our teams, thermal scanning to check temperatures of our employees and mobile cleaning stations and have instituted enhanced sanitation criteria for daily and nightly cleaning and social distancing practices. Despite the pandemic, our fulfillment center teams continue to operate as closely to normal as possible while adhering to global health regulations and guidelines. In response to the growing demand for our services from clients, we have in fact added personnel in our distribution and contact centers. As a strategic partner, we are staying closely aligned with and working with our clients across both business segments as we help them respond and adapt to their evolving e-commerce needs during this time.
Currently, the Company is effectively managing operations during the pandemic in order to continue to provide services to its clients. It is possible that the measures taken by governments and the resulting economic impact may cause disruptions and severely impact our business as we continue to move through the fiscal year, including, but not limited to:
•causing one or more of our clients to reduce requested services, terminate services, delay payments, fail to pay us timely or even file for bankruptcy protection or shut down;
•adversely affecting new client wins in both of our business segments and the anticipated launch dates of, and demand for, new projects;
•reduced availability and productivity of our employees due to illness, quarantines, absenteeism, government actions, travel restrictions or other restrictions in connection with the pandemic;

•disruption to our or our client’s supply chain and the procurement of products and ability to fulfill orders due to disruptions in our distribution centers;
•increased operational risks as a result of remote work arrangements, including the potential effects on internal controls, as well as cybersecurity risks and increased vulnerability to security breaches, information technology disruptions and other similar events;
•increased costs in response to the pandemic, including increased labor costs, procurement of equipment to move personnel into a work-from-home model, personal protective equipment and increased and enhanced cleaning services;
•continued volatility in market prices for our securities; and
•hampering our ability to access funds from financial institutions and the capital markets.
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
It is not possible for us to predict the duration or magnitude of any adverse results of the pandemic and its effects on our business, results of operations or financial condition at this time, but such effects may be material and to the extent the duration of any of these conditions extends for a prolonged period of time, any adverse impact may be more severe. Such matters could impact future revenues and the Company’s asset values, including goodwill and intangible assets. We expect to face difficulty predicting our internal financial forecasts as a result of the various continuing unknown factors resulting from the pandemic, including government actions or mandates, restrictions on or changes to clients’ operations and business decisions and our supplier and vendor’s ability to continue operations.
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
Our service fee revenue and gross margin are dependent upon our clients’ business and transaction volumes and our costs. A reduction in our clients’ e-commerce business, our inability to grow our business or increase service fee revenue from new or existing clients, or our inability to manage expected costs could result in financial performance shortfalls and negatively impact our operating results.
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
Our success depends on our ability to handle a large number of transactions for many different clients in various product categories and to design client solutions that are effective and profitable. Our success also depends on our ability to satisfy our clients, both with respect to our professional services and operational e-commerce platform to meet our clients’ business needs. These services may be performed by our own staff, or by a third party or a combination of the two. Our strategy is to work with third parties to increase the breadth of capability and depth of capacity for delivery of these services to our clients. If a client is not satisfied with the quality of work performed by us or a third party or with the type of services or solutions delivered, then we could incur additional costs to address the situation, the profitability of that work might be impaired, and the client’s dissatisfaction with our services could damage our ability to obtain additional work from that client. Under the terms of several of our contracts with our service clients, we remain liable to provide such third party services and may be liable for the actions and omissions of such third party providers. Consequently, in the event our third party provider fails to provide the third party services in compliance with required services levels, or otherwise breaches its obligations, or discontinues its business, whether as the result of bankruptcy, insolvency or otherwise, we may be required to provide such services at a higher cost to us and may otherwise be liable for various costs and expenses related to such event. In addition, negative publicity related to our client relationships, regardless of its accuracy, may further damage our business and reputation by affecting our ability to compete for new business with current and prospective clients and otherwise could result in a material adverse effect upon our business and financial condition.
Further, as we experience volume increases in transactions due to increased sales and/or client growth, including from client marketing programs, such as “secret sales”, “flash sales” or holiday related promotions, these often result in significant short-term spikes in transaction volumes. When this occurs, additional stress is placed upon our network hardware and software and our ability to efficiently manage our operations and available staffing resources, and our ability to efficiently manage a large number of spikes in transactions could be hampered. In addition, if we incorrectly design a client solution, we may incur additional costs to operate the solution, which may result in the client solution being unprofitable or otherwise not meeting our margin targets. If we are not able to maintain an appropriate level of operating performance, we may be in breach of our client contractual obligations, develop a negative reputation, and impair existing and prospective client relationships and our business could be materially adversely affected.
We may experience fluctuations in the utilization of our underlying infrastructure as a result of shifts in our client concentration, attrition or growth, some of which we may not be able to control, which could adversely impact our operations and financial condition.
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
We are subject to U.S. and foreign laws relating to the collection, use, retention, security and transfer and processing of personally identifiable information. In the provisions of our services to our clients, we may be required to process personally identifiable information in compliance and adherence to these varying data protection laws. The interpretation and application of user data protection laws are in a state of flux, and may vary from country to country or state to state in the U.S. These laws are increasing in number, enforcement, fines and other penalties. In the event of a security breach, these laws may subject us to incident response, notice and remediation costs, as well as costs associated with any investigations that might arise from federal regulatory agencies and state attorney generals. Failure to safeguard data adequately, process data in accordance with such laws or to destroy data securely could subject us to regulatory investigations or enforcement actions under federal or state data security, unfair practices, or consumer protection laws. The scope and interpretation of these laws could change and the associated burdens and compliance costs could increase in the future. Two such governmental regulations that have significant implications for our products and services are the GDPR and the CCPA.
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
In the United States, California adopted the CCPA, which became effective in January 2020. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes a framework with potentially severe statutory damages and private rights of action. It still remains unclear how the CCPA will be interpreted by the Attorney General of California since the CCPA became effective.

but we have taken what we believe are appropriate measures to implement CCPA in our business activities, including establishing internal protocols and procedures as well as modifying our contracts accordingly. California has further adopted the CPRA, effective in January 2023, which amends and expands the CCPA as well as establishes a new enforcement agency dedicated to consumer privacy. We will likely see the continuing compliance impact of the new legislation and interpretations thereof and the evolving regulatory environment on our business activities with respect to the use and transfer of personal data. As we expand our operations, the CCPA, CPRA and evolving consumer protection regulation may significantly increase our compliance costs and potential liability.
Third parties are engaging in increased cyber-attacks against companies doing business on the internet and individuals are increasingly subjected to identity and credit card theft on the internet. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent all such cyber-attacks. Moreover, techniques used to obtain unauthorized access to systems change frequently and may not be known until launched against us or our third-party service providers. If third parties or unauthorized employees are able to penetrate our network security or otherwise misappropriate our clients’ or our clients’ customers’ personal information or credit card information, or if we give third parties or our employees improper access to clients’ personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, as well as claims for other misuses or inadvertent disclosure of personal information, including unauthorized marketing purposes or selling of data. In such circumstances, we also could be liable for failing to provide timely notice of a data security breach affecting certain types of personal information.
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
We have made, and may make in the future, strategic acquisitions and divestitures that may involve significant risks and uncertainties. We may not realize the anticipated benefits of past or future acquisitions and integration of these acquisitions may disrupt our business and divert management attention. Likewise, any future divestitures may be unsuccessful and negatively impact our business.
From time to time, we may seek opportunities to maximize efficiency and value through various transactions including the sale of assets or businesses, or the pursuit of acquisitions of complementary assets or businesses. These transactions are subject to inherent risks and could:
•cause us to incur significant expenses, increase our operating costs, or potentially harm our business;

•divert management's attention away from other operational matters;
•result in unanticipated costs, assumption of liabilities or exposure to unforeseen liabilities of acquired businesses;
•difficulties in integrating the operations, assets and employees of the acquired business;
•the potential impact of the announcement or consummation of a proposed transaction on the market value of our common stock or relationships with third parties;
•reductions in cash balances and/or increases in debt obligations to finance activities associated with a transaction, including future payments under earn-outs and other contingent payments, which reduce the availability of cash flow for general corporate or other purposes or impact our financial results;
•difficulties in maintaining an effective internal control environment over an acquired business;
•risks of entering markets in which we have limited prior experience;
•decreased earnings, revenues or cash flow resulting from dispositions; and
•increases in our expenses and working capital requirements.
The process of integrating an acquired business may involve unforeseen costs and delays or other operational, technical and financial difficulties that may require a disproportionate amount of management attention and financial and other resources. Our failure to achieve consolidation savings, to incorporate the acquired businesses and assets into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our financial condition and results of operations.
Likewise, divestitures of assets or businesses involves a number of risks, including the diversion of management's attention, significant costs and expenses, goodwill and other intangible asset impairment charges, the loss of customer relationships and cash flow, adverse impact on any remaining business and our stock price, and disruption of operations in the affected business. Failure to timely complete or consummate a divestiture may negatively affect valuation of the affected business or result in restructuring charges. In the event an unsuccessful acquisition or divestiture, our competitive position, revenues, results of operations and financial condition could be adversely affected.
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
Outside of the United States, we currently maintain distribution facilities, call centers, technology centers, administrative offices and/or have sales personnel in Belgium, Canada, India, Bulgaria, and the U.K., and we currently intend to expand our international operations. We cannot assure you we will be successful in expanding in these or any additional international markets. In addition, we may face competition from companies that may have more experience with operations in these countries or with international operations generally. We may also face difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. In addition to the uncertainty regarding our ability to generate revenue or profits from foreign operations and expand our international presence, there are risks inherent in doing business internationally that we have not generally faced in our U.S. operations, including:

•lack of familiarity with, and resulting risk of breach of, and/or unanticipated additional cost of compliance with, foreign laws and regulations governing privacy, data security, data transfer, employment, taxes, tariffs, trade restrictions, transfer pricing and other matters;
•changes in local tax and customs duty laws or changes in the enforcement, application or interpretation of such laws;
•potential for violations of anti-corruption laws and regulations, such as those related to bribery and fraud;
•fluctuations in currency exchange rates;
•difficulties and expenses associated with localizing our services and operations to local markets, including language and cultural differences;
•difficulties in staffing and managing international operations, including complex and costly hiring, disciplinary and termination requirements;
•the impact upon our clients, international firms and global economies arising from Brexit and surrounding uncertainty, and the political, economic and commercial responses related to such events, including related instability in global financial and foreign exchange markets, including volatility in the value of the British pound and European euro, legal uncertainty and potentially divergent national laws and regulations and the absence of established trade agreements between the U.K. and other E.U. countries which could result in increased or decreased sales or revenues or an increase in costs of operations due to tariffs or other factors;
•the complexities of foreign value-added taxes and restrictions on the repatriation of earnings;
•reduced or varied protection for intellectual property rights in some countries;
•political, social and economic instability abroad, terrorist attacks and security concerns; and
•increased accounting and reporting burdens and complexities.
Additionally, the U.K. is one of our larger markets in Europe. We currently ship products for U.K. clients from our continental Europe location, as well as our new facility in Southampton, U.K. We anticipate greater restrictions on imports and exports between the U.K. and the E.U. and increased regulatory complexity as a result of Brexit.. The uncertainty regarding the final terms of trade agreements and the application and interpretation of the UK GDPR due to Brexit may adversely affect our international operations by, among other things, increasing our costs and reducing the volume of our client activities.
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
Our operations are dependent upon our ability to protect our distribution facilities, client service centers, computer and telecommunications equipment and software systems against interruption, damage and failures. Our business operations are subject to serious disruptions, interruption and possible cessation of services by acts of God, natural disasters, fire, tornado, flood, power shortages, terrorism, strikes, pandemics and endemics (including the ongoing COVID-19 pandemic), equipment malfunctions, system failures and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible or substantially disrupt our ability for us to deliver our services to our clients, which may be due to (i) the inability of personnel to come to work to perform services, (ii) personnel being incapacitated to work, and/or (iii) third party vendors and suppliers inability to provide materials and/or services required for us to perform our services which could have a material adverse effect on our business, results of operations and financial condition. In addition, we could incur significantly higher costs during the time it takes for us to reopen or replace any one or more of our facilities, personnel, vendors and/ supplier services which may or may not be reimbursed by insurance.
Our clients’ businesses may also be harmed from any system or equipment failures we experience as a result of the same acts of God, natural disasters, fire, tornado, flood, power shortages, terrorism, strikes, pandemics and endemics  (including the ongoing COVID-19 pandemic) and other events beyond our control. In that event, our relationship with these clients may be adversely affected, we may lose these clients, and our ability to attract new clients may be adversely affected and we could be exposed to liability.
We or our clients may be a party to litigation involving our e-commerce intellectual property rights. If third parties claim we or our clients are infringing their intellectual property right under the indemnification obligations within our contracts with our clients and business partners, we could incur significant litigation costs and be required to pay damages, which may have a material adverse effect upon our business, results of operations and financial condition.
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
We collect sales or other similar taxes for shipments of our and our clients’ goods in certain states and jurisdictions. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us and other out-of-state companies, including our clients, that engage in online commerce, depending upon the nexus we or our clients may have with that jurisdiction and the product or services being performed. As a result of the U.S. Supreme Court's 2018 decision in South Dakota v. Wayfair, many states have enacted, and others may choose to enact in the future, new legislation and increase enforcement efforts of existing legislation requiring online retailers to collect and remit sales tax. If unexpected sales tax obligations are successfully imposed upon us or our clients by a state or other jurisdiction, we or our clients could be exposed to substantial tax liabilities for past sales and fines and penalties for failure to collect sales taxes and we or our clients could suffer decreased sales in that state or jurisdiction as the effective cost of purchasing goods from or through us increases for those residing in that state or jurisdiction. This imposition of sales tax may also be enforced on companies providing software as a service (SaaS), information services, data processing services, and maintenance, to name a few. As we provide such services, we may become subject to sales tax in each state where we provide services.
If there is increased legislative or enforcement action, e-commerce in general could decline as increased taxation of online sales could result in online shopping losing some of its current advantage over traditional retail models, which could diminish its appeal to consumers. A decrease in our clients’ e-commerce sales could impact our revenue. In addition, the cost of implementing new and expanded sales tax impositions by multiple taxing authorities may adversely impact our and our clients’ profitability.
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
As of December 31, 2020, our total credit facilities outstanding, including debt, finance lease obligations and our vendor accounts payable related to financing of Ricoh product inventory for a client, were approximately $46.1 million. We cannot provide assurance that our credit facilities will be renewed by the lending parties. Additionally, these credit facilities include both financial and non-financial covenants, many of which also include cross-default provisions applicable to other agreements. Certain of these covenants also restrict our ability to transfer funds among our various subsidiaries, which may adversely affect the ability of our subsidiaries to operate their businesses or comply with their respective loan covenants. We cannot provide assurance that we will be able to maintain compliance with these covenants. A non-renewal, default under or acceleration of any of our credit facilities may have a material adverse impact upon our business and financial condition. We have guaranteed most of the indebtedness of our subsidiary Supplies Distributors. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors by its lenders to the extent Supplies Distributors is unable to do so.
Our business and future growth depend on our continued access to bank and commercial financing.
Our business and future growth currently depend on our ability to access bank, vendor and commercial lines of credit, including a line of credit facility provided by various banks  that provided for an aggregate of up to approximately $60.0 million of financing as of December 31, 2020, with an accordion feature providing for a potential of additional $20.0 million. This line of credit currently matures in November 2023 and is secured by substantially all our assets. Our ability to maintain, renew or replace our bank, vendor and commercial financing depends upon various factors, including the availability of bank loans and commercial credit in general, as well as our financial condition and prospects. Therefore, we cannot guarantee that these credit facilities will continue to be available beyond their current maturities on reasonable terms or at all. Our inability to maintain, renew or replace our credit facilities or find alternative financing could have a material adverse effect on our business, financial condition, operating results and cash flow.
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
Goodwill represented approximately 20% of our total assets as of December 31, 2020. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. We are required to test goodwill for impairment annually and when factors or indicators become apparent that could reduce the fair value of any of our reporting units below its book value. Such factors requiring an interim test for impairment include financial performance indicators, such as negative or declining cash flows or a decline in actual or planned revenue or earnings, and a sustained decrease in share price. A significant downward revision in the fair value of one or more of our business units that causes the carrying value to exceed the fair value could cause goodwill to be considered impaired and could result in a non-cash impairment charge in our consolidated statement of operations.
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
The London Interbank Offered Rate (“LIBOR”) is commonly used as a benchmark for rates across a wide range of financial products and instruments, however, financial regulators are transitioning away from the use of LIBOR by the end of 2021. As a result, we anticipate certain risks associated with this transition, including market uncertainty and disruptions, particularly with our existing debt instruments and equipment financings. We are working to review and address the potential issues in our existing debt instruments and equipment financings for substitutions, as well as revisit our accounting policies.
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
As of December 31, 2020, our top three shareholders (including transcosmos, Inc., our largest shareholder) own or control approximately 35% of the voting power of our common stock. The interests of these shareholders may differ from our other shareholders in material respects. This concentration of voting power of our common stock may make it difficult for our other shareholders to approve or defeat matters that may be submitted for action by our shareholders, including the election of directors and amendments to our Certificate of Incorporation or Bylaws. This also may have the effect of deterring, delaying, or preventing a change in control, even when such a change in control could benefit our other shareholders. These shareholders may have the power to exert significant influence over our affairs in ways that may be adverse to the interests of our other shareholders.
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
General Risks
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

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Our headquarters are located in Allen, Texas, a Dallas suburb, which is utilized by both operating segments. In the U.S., we operate a distribution facility in Memphis, Tennessee, with aggregate space of more than 442,000 square feet. We also operate two additional distribution facilities totaling an aggregate of approximately 649,000 square feet in Southaven, Mississippi. These facilities are located approximately ten miles from the Memphis International Airport. In addition, in 2020, we opened a distribution center in Dallas, Texas, with aggregate space of more than 57,000 square feet. These distribution facilities are used by the PFS Operation segment.
Internationally, we operate two distribution complexes in Liège, Belgium with aggregate space of approximately 268,000 square feet, distribution operations in Ontario, Canada with approximately 92,000 square feet, and distribution operations in Southampton, U.K. with approximately 107,000 square feet. These distribution centers predominantly relate to the operations of the PFS Operations segment.
We also operate facilities in Bangalore, India and Basingstoke, U.K., utilized by both the LiveArea and PFS Operations segments, and Sofia, Bulgaria, primarily used by the LiveArea segment. Each of these facilities provide primarily technology development, operations and administrative support.
LiveArea offices are also operated in Raleigh, North Carolina, St. Louis Park, Minnesota, and London, U.K.
We have customer service facilities in Dallas, Texas, Southampton, U.K., and Ontario, Canada, however, due to the COVID-19 pandemic, they are no longer occupied as we have shifted the customer service operations to a work from home model. Our call center technology permits the automatic routing of calls to available customer service representatives in several of our call centers.
We lease our headquarters, all of our distribution and other facilities under third party leases that generally contain one or more renewal options.
We believe that our facilities are suitable for their purpose, adequate to support their businesses, and are in good operating condition.
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
As of March 26, 2021, there were 89 record holders of the common stock.
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
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
We believe the following discussion and analysis provides information that is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K. This Management’s Discussion and Analysis will help you understand:
•Key events during 2020;
•Our results of operations for 2020, as well as certain projections for the future;
•Our liquidity and capital resources;
•The impact of recently issued accounting standards on our financial statements; and
•Our critical accounting policies and estimates.
Key Events
On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and the President of the United States declared it a national emergency. We continue to closely monitor the impact of the 2019 novel coronavirus, or COVID-19, pandemic on all aspects of our business. Our focus has been, and continues to be, on protecting our employees, while continuing to serve our clients. While the COVID-19 pandemic has not had a material adverse impact on our results of operations to date, the future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving.
Beginning in late March 2020 and continuing through the fourth quarter of 2020, we experienced an increase in demand from certain clients for our services in our PFS Operations segment, as more consumers around the world practiced social distancing, complied with stay-at-home restrictions and many retail stores were closed during the March 2020 to June 2020 period. This generated increased volume of online ordering. This trend continued into the third quarter of 2020 but at a reduced rate from the March 2020 through June 2020 period, and increased, again as we entered our traditional peak season. However, going forward there could be significant volatility in customer demand and buying habits as the pandemic continues and the resulting adverse economic impacts continue or deepen. We have begun experiencing labor rate increases in certain of our markets for fulfillment activities. We believe this will continue and that this could impact our overall fulfillment related costs and staffing. We will continue to monitor such cost increases as well as assess our pricing to address these increased costs.
Both our LiveArea and PFS Operations business segments are engaged in the support of our clients’ direct to consumer online business activity. Due to restrictions on traditional brick and mortar operations introduced by government mandates in 2020, many businesses, including many of our clients, have migrated an incremental amount of their investments and business volumes to their online channel, including both website development and marketing activity as well as the physical movement of product. This is a trend which has continued through the fourth quarter of 2020. We believe this has resulted in, and at least in the near future is expected to continue to provide us with a strong demand for our service offerings. As the restrictions on brick and mortar operations are lessened, this may lead to reduced demand for the services of LiveArea and PFS Operations as customers return to stores. Despite the unpredictability of volumes brought on by the COVID-19 pandemic, the contracts that had been secured during the pandemic with new clients and extension of contracts with existing clients were made with the intention to support volumes post-COVID-19 that are the same or higher than those pre-COVID-19 pandemic. As a result of the increased volumes that are currently occurring and those potentially expected, we have secured additional warehouse space and headcount to meet the current and expected future volumes for the PFS Operations segment.
We are incurring additional costs related to the enhanced cleaning regimen implemented in our facilities and purchases of personal protective equipment ("PPE") for employees. As of December 31, 2020, we have incurred approximately $1.3 million in costs related to the COVID-19 pandemic, excluding hourly wage rate related labor cost increases and performance based incentives. Included in this $1.3 million, are capital expenditures related to the COVID-19 pandemic which amounted to approximately $0.5 million. Beginning in April 2020, we began receiving requests from a limited number of our clients to assist them with extended payment terms and/or pricing adjustments for a short time period. For the twelve months ended December 31, 2020, this has not resulted in a material impact to cash flows. We have also begun to see delays in certain limited projects and requests from certain clients to reduce current staffing on our time and materials projects.  While we believe this will have a short-term impact on cash flow and revenues, we do not currently anticipate these identified modifications to date will have a material impact to our overall business and financial results. We will continue to monitor these for potential impacts to future cash flow.
As a result of the impact of the COVID-19 pandemic, many businesses have or will be experiencing short-term or long-term liquidity issues. Based on our current expectations, we believe we have the appropriate financial structure in place to support our own business operations. However, we do expect increased potential risk from the viability of clients and their ability to make payments on time. We have and will continue to closely monitor our clients’ financial results, payment patterns and business updates in an effort to minimize any potential credit risk impact.
While the COVID-19 pandemic has not yet had a material adverse impact on our operations to date, the extent and duration of future impacts of the pandemic and any resulting economic impact on our business are largely unknown and difficult to predict.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The Company has made use of the allowance granted under section 2302 of the CARES Act, which permits employers to forgo timely payment of the employer portions of Social Security and RRTA taxes that would otherwise be due from March 27 through December 31, 2020, without penalty or interest charges. We have elected this option and it has resulted in deferred payments through December 31, 2020 totaling $3.7 million, due in equal payments on December 31, 2021 and December 31, 2022. Similarly, the UK and Belgium governments have granted businesses the option to defer the payment of certain value-added tax ("VAT") amounts. We have elected to take advantage of the options available to us but the effects have been immaterial.
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
We have taken several precautionary measures designed to help minimize the risk of the spread of the virus to our employees, including suspending all non-essential travel worldwide for our employees, and adjusting our operations wherever necessary to help ensure a safe environment for our staff across business functions.
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
Overview
PFSweb is a Global Commerce Services Company. We manage the entire customer shopping experience for major branded manufacturers and retailers through two business segments, LiveArea Professional Services ("LiveArea") and PFS Operations. LiveArea is a global customer experience and e-commerce agency, providing a comprehensive set of digital agency services to support, develop and improve business-to-business ("B2B"), business-to-consumer ("B2C"), and business-to-business-to-consumer ("B2B2C") customer experiences both online and in-store. LiveArea services include: NXT Intelligence™, Service Design, Product Innovation, Connected Commerce, Performance Marketing, and Orchestrated Services. Through these services, we envision, build, and launch innovative products and omni-channel commerce solutions powered by data-driven insights to help our clients elevate their customer relationships. The PFS Operations segment provides services to support or improve the physical, post-click experience, such as logistics and fulfillment, customer care, and order-to-cash services including distributed order orchestration and payment services. We offer our services on an à la carte basis or as a complete end-to-end solution. Major brands and other companies turn to us to optimize their customer experiences and enhance their traditional and online business channels, creating commerce without compromise.
Service Fee Model. We refer to our standard seller services financial model as the Service Fee model. In this model, our clients own the inventory, are the merchants of record, and engage us to provide various infrastructure, technology and digital agency services in support of their business operations. We offer our services as an end-to-end solution, which enables our clients to outsource their complete e-commerce needs to a single source and focus on their core competencies, though clients are also able to select individual or groupings of our various service offerings on an à la carte basis.
We currently provide services to clients that operate in a range of vertical markets across B2C, B2B and B2B2C. These services include health, fragrance and beauty products; cosmetics; fashion apparel and accessories; luxury goods; CPG; coins and collectibles; jewelry; home furnishings and housewares; consumer electronics; QSR; telecommunications; technology manufacturing; computer and office products; and others. In the Service Fee model, we typically charge for our services on a time and material basis, a cost-plus basis, a percent of shipped revenue basis, project or retainer basis for our professional services or a per transaction basis, such as a per labor hour basis for web-enabled customer contact center services and a per-item basis for fulfillment services. Additional fees are billed for other services. We price our services based on a variety of factors, including, but not limited to, our labor costs, the depth and complexity of the services provided, the amount of capital expenditures or systems customization required, order volume, geography served and the length of contract.
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
Currently, we are targeting growth within our Retail model through relationships with clients under which we can record service fee revenue in our consolidated statement of operations. These relationships are often driven by the sales and marketing efforts of the manufacturers, retailers, and third-party sales partners. In addition, as a result of certain operational restructuring of its business, our primary client relationship operating in the Retail model, Ricoh, has implemented, and will continue to implement, certain changes in the sale and distribution of Ricoh products. The changes have resulted, and are expected to continue to result, in reduced product revenues and profitability under our Retail model.
Growth is a key element to achieving our future goals, including achieving and maintaining sustainable profitability. Growth in our company is driven by two main elements: new client relationships and organic growth from existing clients. Within our LiveArea segment, we primarily focus our sales efforts on engaging with brands, retailers, manufacturers and partnerships with various software platform companies to perform discrete commerce projects such as website and mobile design, platform selection and platform implementation and system integration efforts, digital marketing, data strategy and technology. In addition, LiveArea’s orchestrated services is a coordinated effort across all service lines and goes beyond a traditional managed services offering. LiveArea’s orchestrated services offering is integrated into an array of services to optimize, manage, and protect commerce technology. Within our PFS Operations segment, we primarily focus our sales efforts on larger contracts with brand-name companies within four primary target markets, health and beauty, home goods and collectibles, fashion, and consumer packaged goods. Within both segments, we focus our sales efforts on both new clients and also on existing clients where we believe opportunity exists to expand a client relationship to include additional services within the segment, across segments and/or across multiple geographies.  We continue to monitor and control our costs to focus on profitability. While we are targeting our new service fee contracts to yield incremental gross profit, we also expect to incur incremental investments in technology development, operational and support management and sales and marketing expenses to help generate growth. We also look for growth opportunities across both LiveArea and PFS Operations to explore end-to-end solutions, as well as additional a la carte projects building on our existing relationships.
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
Operating Results
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenues (in thousands, except percentages):

					Change		% of Total Revenues
	2020		2019		$	%	2020		2019
Revenues
Service fee revenue	$257,661	(1)	$214,382	(1)	$43,279	20.2%	75.2%		72.9%
Product revenue, net	22,865		26,613		(3,748)	(14.1)%	6.7%		9.1%
Pass-through revenue	61,979		53,027		8,952	16.9%	18.1%		18.0%
Total revenues	342,505		294,022		48,483	16.5%	100.0%		100.0%
Cost of Revenues
Cost of service fee revenue	175,526		141,616		33,910	23.9%	68.1%	(2)	66.1%
Cost of product revenue	21,594		25,158		(3,564)	(14.2)%	94.4%	(3)	94.5%
Pass-through cost of revenue	61,979		53,027		8,952	16.9%	100.0%	(4)	100.0%
Total costs of revenues	259,099		219,801		39,298	17.9%	75.6%		74.8%
Service fee gross profit	82,135		72,766		9,369	12.9%	31.9%	(2)	33.9%
Product revenue gross profit	1,271		1,455		(184)	(12.6)%	5.6%	(3)	5.5%
Pass-through gross profit	—		—		—	—	—	(4)	—
Total gross profit	83,406		74,221		9,185	12.4%	24.4%		25.2%
Selling, general and administrative expenses	85,351		73,334		12,017	16.4%	24.9%		24.9%
Income (loss) from operations	(1,945)		887		(2,832)	(319.3)%	(0.6)%		0.3%
Interest expense, net	1,486		1,896		(410)	(21.6)%	0.4%		0.6%
Loss before income taxes	(3,431)		(1,009)		(2,422)	240.0%	(1.0)%		(0.3)%
Income tax expense, net	2,073		1,161		912	78.6%	0.6%		0.4%
Net loss	$(5,504)		$(2,170)		$(3,334)	153.6%	(1.6)%		(0.7)%
(1)Includes $1.0 million and no related party revenue as of December 31, 2020 and December 31, 2019, respectively.
(2)Represents the measure as a percent of Service fee revenue.
(3)Represents the measure as a percent of Product revenue, net.
(4)Represents the measure as a percent of Pass-through revenue.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Segment Operating Data
PFS Operations (in thousands, except percentages)

	Year Ended December 31,
	2020	2019	Change	Change, %
Revenues:
Service fee revenue	$174,868	$139,490	$35,378	25%
Product revenue, net	22,865	26,613	(3,748)	(14)%
Pass-through revenue	58,874	50,296	8,578	17%
Total revenues	$256,607	$216,399	$40,208	19%
Costs of revenues:
Cost of service fee revenue	130,275	101,108	29,167	29%
Cost of product revenue	21,594	25,158	(3,564)	(14)%
Cost of pass-through revenue	58,874	50,296	8,578	17%
Total costs of revenues	$210,743	$176,562	$34,181	19%
Gross profit	$45,864	$39,837	$6,027	15%
Direct operating expenses	30,694	28,292	2,402	8%
Direct contribution	$15,170	$11,545	$3,625	31%
PFS Operations total revenues for the year ended December 31, 2020 increased by $40.2 million compared with 2019. Service fee revenue increased by $35.4 million as compared to 2019. The service fee revenue increase was primarily due to growth from new and existing clients, driven primarily from increased fulfillment activity related to increased online spending as a result of the COVID-19 pandemic, partially offset by certain client terminations and client bankruptcies. For the year ended December 31, 2019, we had service fee revenues totaling approximately $3.2 million related to two clients that filed bankruptcy and subsequently liquidated their operations in 2019. Excluding the decrease from these clients, service fee revenues increased by $38.6 million for the year ended December 31, 2020. Product revenue, net, decreased by $3.7 million due to this revenue stream being primarily dependent on one client, which restructured its operations and discontinued certain product lines. Pass-through revenue, primarily related to freight activity, increased primarily due to incremental activity with both new and existing clients partially offset by the impact of a client's transition of their freight management activities.
PFS Operations gross margin decreased by 0.5% to 17.9% for the year ended December 31, 2020 as compared to 18.4% in 2019. The decreased gross margin is due to a decrease of our service fee margin by 2.0% to 25.5% for the year ended December 31, 2020 as compared to 27.5% in the same period of the prior year, primarily as a result of increased fulfillment labor rates and PPE related costs. Additionally, our gross margin for the PFS Operations segment was negatively impacted by reduced technology-related project and order-to-cash management activity. This was somewhat offset by our service fee business, which generates a higher gross margin than the product revenue and pass-through revenue activity representing a larger proportion of our total revenues for the year ended December 31, 2020 as compared to 2019.
Direct operating expenses for the year ended December 31, 2020 increased by $2.4 million as compared to 2019. This increase is largely due to increased stock-based compensation expense which increased by $1.7 million for the year ended December 31, 2020 as compared to 2019. The increased stock compensation expense for the year ended December 31, 2020 arose from the issuance of incremental awards after the approval of a new Stock and Incentive Plan by shareholders on June 30, 2020. Excluding the impact of stock-based compensation, direct operating expenses increased by $0.7 million for the year ended December 31, 2020, which was primarily due to increased personnel related costs (including variable compensation expense), facility costs, and sales and marketing related spend, partially offset by reduced travel related spend.
LiveArea Professional Services (in thousands, except percentages)

	Year Ended December 31,
	2020		2019		Change	Change, %
Revenues:
Service fee revenue	$82,793	(1)	$74,892	(1)	$7,901	11%
Pass-through revenue	3,105		2,731		374	14%
Total revenues	$85,898		$77,623		$8,275	11%
Costs of revenues:
Cost of service fee revenue	45,251		40,508		4,743	12%
Cost of pass-through revenue	3,105		2,731		374	14%
Total costs of revenues	$48,356		$43,239		$5,117	12%
Gross profit	$37,542		$34,384		$3,158	9%
Direct operating expenses	30,135		25,137		4,998	20%
Direct contribution	$7,407		$9,247		$(1,840)	(20)%
(1) Includes $1.0 million and no related party revenue as of December 31, 2020 and December 31, 2019, respectively.
LiveArea Professional Services revenues for the year ended December 31, 2020 increased by $8.3 million compared to 2019. The increase in revenues were primarily due to a higher level of new and existing client activity, as a result of increased success in booking new projects and engagements during late 2019 and continuing into 2020.
LiveArea Professional Services gross margin decreased by 0.6% to 43.7% for the year ended December 31, 2020 as compared to 44.3% in 2019. The decrease in gross margin for the year ended December 31, 2020 is primarily attributable to higher than expected costs incurred on certain client projects as well as short term pricing adjustments for a limited number of clients.
Direct operating expenses increased by $5.0 million for the year ended December 31, 2020 compared to 2019. The increase was primarily attributable to a $2.8 million increase in stock-based compensation for the year ended December 31, 2020. Excluding this expense, direct operating expenses increased by $2.2 million for the year ended December 31, 2020, which arose primarily as a result of incremental sales and marketing personnel costs and increased variable compensation expense.
Corporate (in thousands, except percentages)

	Year Ended December 31,
	2020	2019	Change	Change, %
Unallocated corporate expenses	$24,522	$19,905	$4,617	23%
Unallocated corporate expenses increased by $4.6 million for the year ended December 31, 2020 compared to 2019. This increase was, in part, attributable to increased stock-based compensation of $3.2 million, offset by a $1.6 million reduction in vacation expense for the year ended December 31, 2020. The decrease in vacation expense primarily related to a change in policy to allow for the introduction of a flexible vacation policy in the second quarter of 2020 that is not restricted to time earned by the Company for our US full-time exempt employees. Excluding the impacts of these factors, unallocated corporate expenses increased by $3.0 million for the year ended December 31, 2020, primarily as a result of increased personnel and property tax related costs.
Income Taxes
During the twelve months ended December 31, 2020, we recorded a tax provision of $2.1 million, comprised primarily of $1.3 million related to the majority of our international operations, $0.3 million related to state income taxes, and $0.5 million associated with the tax amortization of goodwill in relation to one of our prior acquisitions. A valuation allowance has been provided for the majority of our domestic net deferred tax assets, which are primarily related to our net operating loss carryforwards, and for certain foreign deferred tax assets.
The CARES Act, among other things, permits net operating loss ("NOL") carryforwards and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years. Due to the Company’s historical NOLs, the NOL carryback provision of the CARES Act will not result in a tax benefit for the Company.
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
Our cash position decreased in 2020 primarily due to payments made applicable to capital expenditures, partially offset by cash generated from operating activities.
Cash Flows from Operating Activities
During 2020, cash provided by operations was $1.8 million, compared to $10.9 million in 2019. Both periods included benefits from cash income generated from operations before changes in operating assets and liabilities. Such benefits were decreased by the net impact of changes in assets and liabilities, primarily related to the amount and timing of client revenue billings and collections as well as vendor purchasing and payment activity. Additionally, in 2020, one of our clients transitioned away from our credit card collections service, which reduced our net cash provided by operating activities by approximately $7.0 million.
We have deferred payment of the employer portions of Social Security and RRTA taxes that would otherwise be due from March 27 through December 31, 2020, by election of the option provided by the CARES Act. This has resulted in deferred payments through December 31, 2020 totaling $3.7 million, due in equal payments on December 31, 2021 and December 31, 2022.
Cash Flows from Investing Activities
Cash used in investing activities included capital expenditures of $4.2 million and $3.8 million in the years ended December 31, 2020 and 2019, respectively, exclusive of property and equipment acquired under debt and finance leases, which consisted primarily of capitalized software costs and equipment purchases. Capital expenditures have historically consisted of additions to upgrade our management information systems, development of customized technology solutions to support and integrate with our service fee clients and general expansion and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures to support new contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate our total investment in upgrades and additions to facilities and information technology solutions and services for the upcoming twelve months, including costs to implement new clients, will be approximately $7.5 million to $10.0 million, including amounts expected to be financed through debt or finance leases. Additional capital expenditures may be necessary to support the infrastructure requirements of new clients. To maintain our current operating cash position, a portion of these expenditures may be financed through client reimbursements, debt, operating or finance leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event that we do not obtain the financing results necessary to support such investments.
Cash Flows from Financing Activities
During 2020, cash provided by financing activities was $0.2 million, compared to cash used in financing activities of $9.4 million in 2019. The balances in both periods were primarily due to net borrowing and payment activity on our revolving loan and other debt.
Working Capital
During 2020, our working capital increased to $24.0 million from $14.3 million at December 31, 2019. This increase was primarily related to income generated from operations before working capital changes, plus net borrowings on our revolving debt facility, partially offset by capital expenditures.
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

Our term and revolving loan facilities described below contain both financial and non-financial covenants. To the extent we fail to comply with our debt covenants, including the financial covenant requirements, and we are not able to obtain a waiver, the lenders would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral. An acceleration of the repayment of our credit facility obligations may have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all such obligations. As of December 31, 2020, we were in compliance with all debt covenants. Further, non-renewal of any of our credit facilities may have a material adverse impact on our business and financial condition.
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
This credit facility contains various restrictions upon the ability of Supplies Distributors and its subsidiaries to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans, investments and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends, as well as financial covenants, such as annualized revenue to working capital, net profit after tax to revenue and total liabilities to tangible net worth, as defined, and are secured by all of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, we are required to maintain a subordinated loan to Supplies Distributors of no less than $1.0 million and are restricted with regard to transactions with related parties, indebtedness, and changes to capital stock ownership. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or its subsidiaries under these facilities if they are unable to do so. We have also provided a guarantee of substantially all of the obligations of Supplies Distributors and its subsidiaries to IBM and Ricoh.
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
As of December 31, 2020 and 2019, the weighted average interest rate on the revolving loan facility was 2.52% and 3.96%, respectively. In connection with the Amended Facility, the Company paid $0.3 million of fees, which are being amortized through the life of the Amended Facility and are reflected as a net reduction in debt. The Amended Facility is secured by a lien on substantially all of the operating assets of the US entities and a pledge of 65% of the shares of certain of our foreign subsidiaries. The Amended Facility contains cross default provisions, various restrictions upon the Company’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum consolidated fixed charge ratio and a maximum consolidated leverage ratio.
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

To the extent we fail to comply with our debt covenants, including the financial covenant requirements and we are not able to obtain a waiver, the lenders would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral. An acceleration of the repayment of our credit facility obligations may have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all such obligations. As of December 31, 2020, we were in compliance with all debt covenants. Further, non-renewal of any of our credit facilities may have a material adverse impact on our business and financial condition.
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
Revenue Recognition
We derive revenue primarily from services provided under contractual arrangements with our clients or from the sale of products under our distributor agreements. We recognize revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606"), when control of the promised goods or services is transferred to our clients and customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services.
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
We typically charge our service fee revenue on either a cost-plus basis, a percent of shipped revenue basis, a time and materials basis, project or retainer basis for our professional services, or a per transaction basis, such as a per item basis for fulfillment services or a per labor hour basis for web-enabled customer contact center services. Additional fees are billed for other services. For technology and digital agency services, we typically charge on a fixed cost basis based on an estimated maximum number of professional service labor hours or bill for each professional labor hour at a per hour price.
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
Allowance for Doubtful Accounts
The determination of the collectability of amounts due from our clients and customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our clients’ and customers’ payment history and current credit worthiness to determine that collectability is reasonably assured, as well as consideration of the overall business climate in which our clients and customers operate. Inherently, these uncertainties require us to make frequent judgments and estimates regarding our clients and customers’ ability to pay amounts due to us to determine the appropriate amount of valuation allowances required for doubtful accounts. Provisions for doubtful accounts are recorded when it becomes evident the client or customer will not make the required payments at either contractual due dates or in the future. These provisions may be based on discussions with the client or customer or the age of the amount due.
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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
PFSweb, Inc.
Allen, TX
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of PFSweb, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 31, 2021 expressed an adverse opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition of Service Fees
The Company recorded $256.6 million of service fee revenue for the year ended December 31, 2020. As discussed in Notes 2 and 3, the Company's service fee revenue primarily includes revenues from fulfillment, consulting, customer care, design, digital marketing and technology services. Certain of the Company’s service revenue arrangements include multiple contracts with the same customer that contain multiple promises to perform various combinations of services. For such arrangements, the Company evaluates whether each promised service is distinct individually or distinct when combined with other promised services in the arrangement.
We identified the assessment of distinct performance obligations and the timing of revenue recognition for combined service contracts as a critical audit matter. Significant management’s judgment is applied for these multiple-contract arrangements including: (i) determining whether multiple service contracts should be combined and accounted for as a single contract; (ii) identifying the distinct performance obligations; and (iii) determining the timing of revenue recognition. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.
The primary procedures we performed to address this critical audit matter included:

•Evaluating conclusions reached by management on whether service contracts should be combined by testing a sample of revenue contracts and reviewing the related agreements and other contracts that were entered into at or near the same time with the same customer.
•Evaluating the appropriateness of the performance obligations identified by management, including material rights, and the determination of the timing of revenue recognition, by comparing to our independent assessment and investigating any differences.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2015.
Dallas, Texas
March 31, 2021

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31
(In thousands, except share data)

	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$10,751	$12,434
Restricted cash	214	214
Accounts receivable, net of allowance for doubtful accounts of $1,465 and $1,071 at December 31, 2020 and December 31, 2019, respectively	80,778	72,262
Related party receivable	730	—
Inventories, net of reserves of $96 and $291 at December 31, 2020 and December 31, 2019, respectively	3,644	3,281
Other receivables	3,758	3,324
Prepaid expenses and other current assets	8,694	6,954
Total current assets	108,569	98,469
Property and equipment, net	19,178	18,436
Operating lease right-of-use assets, net	34,982	36,403
Identifiable intangibles, net	665	1,135
Goodwill	45,615	45,393
Other assets	4,152	3,772
Total assets	$213,161	$203,608
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$35,648	$44,640
Accrued expenses	30,881	21,625
Current portion of operating lease liabilities	9,487	8,904
Current portion of long-term debt and finance lease obligations	3,414	2,971
Deferred revenue	5,115	6,058
Total current liabilities	84,545	84,198
Long-term debt and finance lease obligations, less current portion	39,073	34,829
Deferred revenue, less current portion	1,341	1,398
Operating lease liabilities	30,553	33,295
Other liabilities	5,286	3,046
Total liabilities	160,798	156,766

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 20,408,558 and 19,465,877 issued at December 31, 2020 and December 31, 2019, respectively; and 20,375,091 and 19,432,410 outstanding at December 31, 2020 and December 31, 2019, respectively	20	19
Additional paid-in capital	168,244	158,192
Accumulated deficit	(115,447)	(109,943)
Accumulated other comprehensive loss	(329)	(1,301)
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	52,363	46,842
Total liabilities and shareholders’ equity	$213,161	$203,608
The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31
(In thousands, except per share data)

	2020	2019
Revenues:
Service fee revenue	$256,615	$214,382
Product revenue, net	22,865	26,613
Pass-through revenue	61,979	53,027
Related party revenue	1,046	—
Total revenues	342,505	294,022
Costs of Revenues:
Cost of service fee revenue	175,526	141,616
Cost of product revenue	21,594	25,158
Cost of pass-through revenue	61,979	53,027
Total costs of revenues	259,099	219,801
Gross profit	83,406	74,221
Selling, general and administrative expenses	85,351	73,334
Income (loss) from operations	(1,945)	887
Interest expense, net	1,486	1,896
Loss before income taxes	(3,431)	(1,009)
Income tax expense	2,073	1,161
Net loss	$(5,504)	$(2,170)

Net loss per share:
Basic	$(0.28)	$(0.11)
Diluted	$(0.28)	$(0.11)
Weighted average number of shares outstanding:
Basic	20,005	19,449
Diluted	20,005	19,449
Comprehensive loss:
Net loss	$(5,504)	$(2,170)
Foreign currency translation adjustment, net of taxes	972	(308)
Total comprehensive loss	$(4,532)	$(2,478)
The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2018	19,294,296	$19	$155,455	$(107,773)	$(993)	33,467	$(125)	$46,583
Net loss	—	—	—	(2,170)	—	—	—	(2,170)
Stock-based compensation expense	—	—	3,027	—	—	—	—	3,027
Exercise of stock options	9,500	—	14	—	—	—	—	14
Issuance of restricted stock	162,081	—	—	—	—	—	—	—
Taxes paid on behalf of employees for witheld shares	—	—	(304)	—	—	—	—	(304)
Foreign currency translation adjustment, net of taxes	—	—	—	—	(308)	—	—	(308)
Balance, December 31, 2019	19,465,877	$19	$158,192	$(109,943)	$(1,301)	33,467	(125)	$46,842
Net loss	—	—	—	(5,504)	—	—	—	(5,504)
Stock-based compensation expense	—	—	10,785	—	—	—	—	10,785
Exercise of stock options	113,583	—	542	—	—	—	—	542
Issuance of shares under stock-based compensation awards	829,098	1	—	—	—	—	—	1
Taxes paid on behalf of employees for witheld shares	—	—	(1,275)	—	—	—	—	(1,275)
Foreign currency translation adjustment, net of taxes	—	—	—	—	972	—	—	972
Balance, December 31, 2020	20,408,558	$20	$168,244	$(115,447)	$(329)	33,467	$(125)	$52,363
The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
(In thousands)

	2020	2019
Cash flows from operating activities:
Net loss	$(5,504)	$(2,170)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,666	10,367
Deferred income taxes	403	476
Stock-based compensation expense	10,785	3,027
Other	510	1,225
Changes in operating assets and liabilities:
Accounts receivable	(7,328)	(894)
Related party receivable	(730)	—
Inventories	(315)	2,811
Prepaid expenses, other receivables and other assets	(1,957)	8,173
Operating leases	(757)	(7,112)
Trade accounts payable, deferred revenue, accrued expenses and other liabilities	(1,977)	(5,044)
Net cash provided by operating activities	1,796	10,859

Cash flows from investing activities:
Purchases of property and equipment	(4,196)	(3,912)
Proceeds from sale of property and equipment	4	159
Net cash used in investing activities	(4,192)	(3,753)

Cash flows from financing activities:
Net proceeds from issuance of common stock	542	14
Taxes paid on behalf of employees for withheld shares	(1,275)	(304)
Payments on finance lease obligations	(1,173)	(1,644)
Payments on revolving loan	(102,107)	(148,331)
Borrowings on revolving loan	105,407	143,031
Payments on other debt	(2,700)	(3,274)
Borrowings on other debt	1,517	1,105
Net cash provided by (used in) financing activities	211	(9,403)

Effect of exchange rates on cash and cash equivalents	502	(681)
Net decrease in cash and cash equivalents	(1,683)	(2,978)

Cash and cash equivalents, beginning of period	12,434	15,419
Restricted cash, beginning of period	214	207
Cash and cash equivalents and restricted cash, beginning of period	12,648	15,626

Cash and cash equivalents, end of period	10,751	12,434
Restricted cash, end of period	214	214
Cash and cash equivalents and restricted cash, end of period	$10,965	$12,648

Supplemental cash flow information
Cash paid for income taxes	$2,141	$910
Cash paid for interest	1,391	1,917
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and finance leases	4,676	2,956
The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Overview and Basis of Presentation
Description of the Company
PFSweb, Inc. and its subsidiaries are collectively referred to as the “Company”, “us”, “we” or “our”; “Supplies Distributors” collectively refers to Supplies Distributors, Inc. and its subsidiaries; and “PFSweb” refers to PFSweb, Inc. and its subsidiaries, excluding Supplies Distributors.
PFSweb is a global provider of omni-channel commerce solutions, including a broad range of technology, infrastructure and professional services, to major brand name companies and others seeking to optimize their supply chain and to enhance their online and traditional business channels and initiatives in the United States, Canada and Europe. PFSweb’s service offerings include website design, creation and integration, digital agency and marketing, e-commerce technologies, order management, customer care, logistics and fulfillment, financial management and professional consulting.
Supplies Distributors and PFSweb operate under distributor agreements with Ricoh Company Limited and Ricoh USA Inc., a strategic business unit within the Ricoh Family Group of Companies (collectively hereafter referred to as “Ricoh”), under which Supplies Distributors acts as a distributor of various Ricoh products. Supplies Distributors sells its products in the United States, and Europe. Pursuant to agreements between PFSweb and Supplies Distributors, PFSweb provides transaction management and fulfillment services to Supplies Distributors.
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
Basis of Presentation
The consolidated financial statements contained in this Annual Report were prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for all periods presented and include the accounts of the Company and its majority owned subsidiaries over which the Company exercises control.
We reclassify certain prior year amounts, as applicable, to conform to the current year presentation.
Recent Developments
We continue to monitor the impact of the 2019 novel coronavirus, or COVID-19, on all aspects of our business. COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020 and the President of the United States declared the COVID-19 outbreak a national emergency. While the COVID-19 pandemic has not had a material adverse impact on our results of operations to date, the future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving. Beginning in late March 2020, we experienced an increase in demand from certain clients for our services in our PFS Operations segment, as more consumers around the world practiced social distancing, complied with stay-at-home restrictions and many retail stores were closed toward the end of the March 2020 quarter and into the June 2020 quarter. This generated increased volume of online ordering. This trend continued into the third quarter of 2020 but at a reduced rate from the March through June 2020 period and increased, again, as we entered our traditional peak season. However, going forward there could be significant volatility in customer demand and buying habits as the pandemic continues and the resulting adverse economic impacts continue or deepen. We have begun experiencing labor rate increases in certain of our markets for fulfillment activities. We believe this will continue and that this could impact our overall fulfillment related costs and staffing.

We have taken a number of precautionary measures designed to help minimize the risk of the spread of the virus to our employees and adjusted our operations wherever necessary to help ensure a safe environment for our staff across business functions. Beginning in April 2020, we received requests from a limited number of our clients to assist them with extended payment terms and/or pricing adjustments for a short time period. We have also experienced delays in certain limited projects and requests from certain clients to reduce current staffing on some of our projects. Prolonged delays or cancellations could have a material adverse impact to our overall business and financial results. As a result of the impact of COVID-19, many businesses have or will be experiencing short-term or long-term liquidity issues. It is possible that the COVID-19 pandemic, the restrictive measures taken by national and local governments to contain the virus and the resulting economic impact may cause disruptions and impact our business which may materially and adversely affect the Company’s future results of operations, cash flows and financial position as well as that of our clients and customers.
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
Use of Estimates
The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The recognition and allocation of certain revenues, cost of revenues, and selling, general and administrative expenses in these consolidated financial statements also require management estimates and assumptions.
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
Variable consideration contained within our contracts includes discounts, rebates, incentives, penalties and other similar items. When a contract includes variable consideration, the Company estimates the variable consideration to determine whether any of it needs to be constrained. The Company includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We estimate variable consideration and constraints based on our review of the contract terms and conditions. Variable consideration and constraint amounts are the most likely amounts based on our history with the customer. If no history is available, then we will recognize the most likely amount based on the range of possible consideration amounts. Variable consideration was not significant for the years ended December 31, 2020 and 2019. Variable consideration and constraints are updated at each reporting date.
The Company’s billings for reimbursement of out-of-pocket expenses related to our Service Fee Revenues, consisting primarily of freight and shipping supplies, are included in pass-through revenues. Other items included in pass-through revenues include travel and certain third-party vendor expenses such as telecommunication charges. These other pass-through revenues are not deemed a material percentage of total revenues. In certain of our contracts, our clients elect to handle their shipping related costs directly with the carriers. Therefore, we present pass-through revenues separately, as we believe it provides better transparency to our core services.
Incremental costs to obtain a contract (such as sales commissions) are expensed when incurred when the amortization period is one year or less; otherwise, incremental contract costs are expensed over time as promised goods and services are transferred to a customer. Recurring operating costs for contracts with clients and customers are recognized as incurred. Certain eligible, nonrecurring costs incurred in the initial phases of our contracts are capitalized when such costs (1) relate directly to the contract, (2) generate or enhance resources that will be used in satisfying the performance obligation in the future and (3) are expected to be recovered. Capitalized amounts are monitored regularly for impairment.
The Company enters into contracts with clients and customers that contain multiple promises to transfer control of multiple products and/or services. To the extent a contract includes provisioning multiple products or services, judgment is applied to determine whether promised deliverables are distinct and are distinct in the context of the contract. If this criteria is not met, sales of different products or services are accounted for as a combined performance obligation. For arrangements with multiple distinct performance obligations, consideration is allocated among the performance obligations based on their relative standalone selling price. Standalone selling price is the price at which we would sell a promised good or service separately to the client or customer. Our warranties generally provide a client or customer with assurance that the related deliverable will function as the parties intended because it complies with agreed-upon specifications and is therefore not considered an additional performance obligation in the contract.
The Company may execute more than one contract or agreement with a single client or customer. The separate contracts or agreements may be viewed as one combined arrangement or separate agreements for revenue recognition purposes. In order to reach appropriate conclusions regarding whether such agreements should be combined, the Company evaluates whether the agreements were negotiated as a package with a single commercial objective, whether the amount of consideration to be paid in one agreement depends on the price and/or performance of another agreement, or whether the good or services promised in the agreements represent a single performance obligation. The conclusions reached can impact the identification of distinct performance obligations, allocation of the transaction price to each performance obligation and the timing of revenue recognition related to those arrangements
For contracts recognized over time, we recognize the estimated loss to the extent the project has been completed based on actual hours incurred compared to the total estimated hours.  A loss is recognized when the current estimate of the consideration we expect to receive, modified to include any variable consideration, is less than the current estimate of total costs for the contract.
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
Gross versus Net Revenue

In instances where revenue is derived from product sales from a third-party, we record revenue on a gross basis when we are a principal to the transaction and net of costs when we are acting as an agent between the customer or client and the vendor. We are the principal and record revenue on a gross basis if we control a promised good or service before transferring that good or service to the customer. We are an agent and record revenue on a net basis for what we retain for agency services if our role is to arrange for another entity to control the promised goods or services.
Practical expedients
The standard allows entities to use several practical expedients, including the as-invoiced practical expedient, determining whether a significant financing component exists, treatment of sales and usage-based taxes, and the recognition of certain incremental costs of obtaining a contract with a client or customer. Contracts of less than a year with a financing component will be expensed in that period as a practical expedient. Our current contracts do not have a financing component. Commissions on contracts of less than one year will be expensed as a practical expedient.  Commissions will be capitalized on contracts over one year. As of December 31, 2020 and 2019, we did not have any material commissions on contracts in excess of one year.  We also present our revenues net of sales and usage-based tax as a practical expedient.
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
Concentration of Business and Credit Risk
During 2020, one client represented more than 10% of the Company’s consolidated total revenues which included services from both the PFS Operations and LiveArea business segments. The client represented $38.9 million, or 11%, of consolidated total revenues. There were no other such concentrations in 2020. During 2019, two clients contributing to both the PFS Operations and LiveArea business segments represented more than 10% of the Company’s consolidated total revenues. As of December 31, 2020, two clients exceeded 10% of the Company’s total accounts receivable. As of December 31, 2019, one client exceeded 10% of the Company’s total accounts receivable.
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
Leases
We account for leases in accordance with ASC 842, Leases. Lease assets and liabilities are recognized at the commencement date of an arrangement where it is determined at inception that a lease exists. Lease assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are initially recognized based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at the lease commencement date to discount payments to the present value. Some of these leases contain rent escalation clauses either fixed or adjusted periodically for inflation or market rates that are factored into our determination of lease payments. We also have variable lease payments that do not depend on a rate or index, primarily for items such as common area maintenance and real estate taxes, which are recorded as variable costs when incurred. The lease asset excludes incentives and initial direct costs incurred. Lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.
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
Accounting Standards Update (“ASU”) Topic 350: Testing Goodwill for Impairment (“ASU Topic 350”) permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the one-step quantitative goodwill impairment test. When performing the qualitative analysis, an entity evaluates relevant events and circumstances, including but not limited to, macroeconomic conditions, industry and market conditions, overall financial performance, reporting unit specific events and entity specific events. If, after completing the qualitative analysis, an entity concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, it would not be required to perform the one-step quantitative impairment test for that reporting unit.

In the event that the based on the results of the qualitative analysis, it is concluded that it is not more likely than not that the fair value of a reporting unit or indefinite-lived asset exceeds its carrying value, the one-step quantitative impairment test is performed. Under the quantitative test, the Company compares the fair value of the reporting unit with its carrying value, including goodwill. If the fair value of the reporting unit is less than its carrying value, the Company records an impairment charge equal to the excess of the carrying value over the related fair value. Fair value of the reporting unit is determined using a discounted cash flow analysis.
If the Company is required to perform the quantitative test described in the preceding paragraph, it would determine fair value using generally accepted valuation techniques, including discounted cash flows and market multiple analyses. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies.
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
The carrying value of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, other receivables, trade accounts payable and debt, approximate their fair values at December 31, 2020 and 2019 based on short terms to maturity or current market prices and interest rates or observable inputs such as quoted prices in active markets.
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
Impact of Recently Issued Accounting Standards
Pronouncements Recently Adopted
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill impairment” (“ASU 2017-04”), which removes Step 2 of the goodwill impairment test. A goodwill impairment will now be determined by the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2022, with early adoption permitted. The Company elected to adopt this new guidance early, beginning on January 1, 2020. The adoption of ASU 2017-04 did not have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15 "Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract; Disclosures for Implementation Costs Incurred for Internal-Use Software and Cloud Computing Arrangements" (“ASU 2018-15”), which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC Subtopic 350-40, in order to determine which costs to capitalize and recognize as an asset. ASU 2018-15 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. We have adopted ASU 2018-15 on January 1, 2020 on a prospective basis. The adoption of ASU 2018-15 did not have a material impact on our consolidated financial statements.
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
3. Revenue from Contracts with Clients and Customers
Performance Obligations and Revenue Recognition Timing
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
For fixed-price arrangements, we typically recognize revenue based on the input method, as we believe that hours expended over time proportionately, based on actual hours to budgeted hours during the period, provides the most relevant measure of progress for these contracts. We measure the progress for our fixed-price arrangements using a proportional performance calculation based on the actual hours worked each month as a percentage of the total estimated project hours because it best depicts the transfer of control to the customer which occurs as we deliver the services and incur costs on our contracts. For time and materials contracts, we recognize revenue monthly based on the actual hours worked at the labor rates by job category and cost of materials plus margin.  We recognize revenue for a performance obligation satisfied over time only if we can reasonably measure our progress toward complete satisfaction of the performance obligation. In some circumstances (for example, in the early stages of a contract), we may not be able to reasonably measure the outcome of a performance obligation, but we expect to recover the costs incurred in satisfying the performance obligation. In those circumstances, we shall recognize revenue only to the extent of the costs incurred until such time that we can reasonably measure the outcome of the performance obligation.
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
Remaining performance obligations represent the transaction price of firm orders for which work has not yet been performed. This amount does not include 1) contracts that are less than one year in duration, 2) contracts for which we recognize revenue based on the right to invoice for services performed, or 3) variable consideration allocated entirely to a wholly unsatisfied performance obligation. Much of our revenue qualifies for one of these exemptions. As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or more was $7.8 million. We expect to recognize revenue on approximately 89% of the remaining performance obligations in 2021 and 100% through 2022.
Contract Assets and Contract Liabilities
Contract assets primarily relate to costs to fulfill assets capitalized for PFS Operations implementation services. Costs to Fulfill assets related to deferred costs, which are included within other current assets, other assets and to software development costs, which are included within property and equipment in our consolidated balance sheets. The contract liabilities primarily relate to the advance consideration received from clients for contracts, including amounts received for implementation services which are not distinct performance obligations.
Our payment terms vary by the type and location of our clients and the type of services offered. The term between invoicing and when payment is due is generally not significant.
Contract balances consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Contract Assets
Costs to Fulfill	5,659	4,875
Total Contract Assets	$5,659	$4,875
Contract Liabilities
Accrued Contract Liabilities	$1,067	$1,806
Deferred Revenue	6,456	7,456
Total Contract Liabilities	$7,523	$9,262
Changes in costs to fulfill contract assets during the period increased $0.8 million from December 31, 2019 to December 31, 2020, primarily due to an increase of approximately $5.3 million from new projects, offset by a decrease of approximately $4.5 million due to amortization and recognition of costs in the year ended December 31, 2020. Changes in costs to fulfill contract assets during the period from January 1, 2019 to December 31, 2019 was a decrease of $0.3 million, primarily due to an increase of approximately $6.1 million from new projects, offset by approximately $6.4 million of amortization and recognition of costs in the year ended December 31, 2019.
Changes in contract liabilities during the period decreased $1.7 million in our contract liabilities from December 31, 2019 to December 31, 2020, primarily due to an increase of approximately $11.8 million from new projects, offset by a decrease of approximately $13.5 million of amortization and recognition of revenue in the year ended December 31, 2020. Contract losses for the year ended December 31, 2020 and December 31, 2019 were not material. Contract liabilities during the period from January 1, 2018 to December 31, 2019 decreased by $0.5 million in our contract liabilities, primarily due to an increase of approximately $10.8 million from new projects, offset by a decrease of approximately $11.3 million due to amortization and recognition of revenue in the year ended December 31, 2019.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables and customer advances and deposits (contract liabilities) on the consolidated balance sheet.
Changes in the contract asset and liability balances during the years ended December 31, 2020 and 2019 were not materially impacted by any other factors.
The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by revenue source (in thousands):

	Year Ended December 31, 2020				Year Ended December 31, 2019
	PFS Operations	LiveArea Professional Services		Total	PFS Operations	LiveArea Professional Services		Total
Revenues:
Service fee revenue	$174,868	$82,793	(1)	$257,661	$139,490	$74,892	(1)	$214,382
Product revenue, net	22,865	—		22,865	26,613	—		26,613
Pass-through revenue	58,874	3,105		61,979	50,296	2,731		53,027
Total revenues	$256,607	$85,898		$342,505	$216,399	$77,623		$294,022
(1) Includes $1.0 million and no related party revenue as of December 31, 2020 and December 31, 2019, respectively.
The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by timing of revenue recognition (in thousands):

	Year Ended December 31, 2020				Year Ended December 31, 2019
	PFS Operations	LiveArea Professional Services		Total	PFS Operations	LiveArea Professional Services		Total
Revenues:
Over time	$233,742	$85,898	(1)	$319,640	$189,786	$76,645	(1)	$266,431
Point-in-time	22,865	—		22,865	26,613	978		27,591
Total revenues	$256,607	$85,898		$342,505	$216,399	$77,623		$294,022
(1) Includes $1.0 million and no related party revenue as of December 31, 2020 and December 31, 2019, respectively.
The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by region (in thousands):

	Year Ended December 31, 2020				Year Ended December 31, 2019
	PFS Operations	LiveArea Professional Services		Total	PFS Operations	LiveArea Professional Services		Total
Revenues by region:
North America	$202,176	$74,514	(1)	$276,690	$178,760	$68,684	(1)	$247,444
Europe	54,431	11,384		65,815	37,639	8,939		46,578
Total revenues	$256,607	$85,898		$342,505	$216,399	$77,623		$294,022
(1) Includes $1.0 million and no related party revenue as of December 31, 2020 and December 31, 2019, respectively.
4. Property and Equipment

The components of property and equipment as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31,		Depreciable Life
	2020	2019
Purchased and capitalized software costs	$36,371	$37,680	1-10 years
Furniture, fixtures and equipment	29,512	28,377	3-10 years
Computer equipment	16,199	15,034	3 years
Leasehold improvements	17,795	17,201	3-10 years
In-process assets	2,115	1,457
	101,992	99,750
Less-accumulated depreciation and amortization	(82,814)	(81,314)
Property and equipment, net	$19,178	$18,436
Depreciation and amortization expense related to property and equipment, excluding finance leases, for the years ended December 31, 2020 and 2019 was $7.3 million and $8.3 million, respectively.
The Company’s property and equipment held under finance leases amount to approximately $0.9 million and $1.9 million, net of accumulated amortization of approximately $2.3 million and $2.5 million, at December 31, 2020 and 2019, respectively. Depreciation and amortization expense related to finance leases for the years ended December 31, 2020 and 2019 was $0.9 million and $1.4 million, respectively.
5. Goodwill and Identifiable Intangibles, Net
During 2020 goodwill increased by $0.2 million and increased by $0.3 million in 2019 due to the impact of foreign currency translation. The Company’s annual goodwill impairment test as of October 1, 2020 was performed for all reporting units by completing the qualitative assessment to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount. We determined that it was not more likely than not that the fair value of a reporting unit was less than its carrying amount and, therefore, did not result in an impairment as of December 31, 2020. We have determined that our reporting units are equivalent to our operating segments. The Company’s goodwill by reporting unit was $23.2 million and $23.2 million for our LiveArea Professional Services segment and $22.4 million and $22.2 million for our PFS Operations segment at December 31, 2020 and December 31, 2019, respectively.
The following table presents the gross carrying value and accumulated amortization for identifiable intangibles (in thousands):

	December 31, 2020			December 31, 2019			Estimated Useful Life from Acquisition
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Trade names	$1,250	$(1,250)	$—	$1,250	$(1,250)	$—	2.25 - 2.5 years
Non-compete agreements	571	(571)	—	570	(570)	—	1 - 3.5 years
Leasehold	45	(45)	—	45	(45)	—	2.5 years
Customer relationships	10,171	(9,506)	665	10,120	(8,989)	1,131	1.6 - 9 years
Developed technology	1,532	(1,532)	—	1,509	(1,509)	—	2.5 - 3 years
Other intangibles	494	(494)	—	492	(488)	4	9 years
Total definite-lived identifiable intangible assets	$14,063	$(13,398)	$665	$13,986	$(12,851)	$1,135
Definite-Lived Identifiable Intangible Asset Amortization
The changes in the net carrying values of identifiable intangible assets during 2020 and 2019 were primarily due to amortization expense of $0.5 million and $0.7 million, respectively, as well as the impact of foreign currency translation. Amortization expense is included in selling, general and administrative expenses in 2020 and 2019, respectively, in the consolidated statements of operations. The estimated amortization expense for each of the next five years is as follows (in thousands):

2021	$282
2022	197
2023	138
2024	48
2025	—
6. Inventory Financing
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
Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, we have classified the outstanding amounts under this facility, which were $3.6 million and $3.0 million as of December 31, 2020 and December 31, 2019, respectively, as trade accounts payable in the consolidated balance sheets. As of December 31, 2020, Supplies Distributors had $0.1 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. The credit facility also contains financial covenants, such as annualized revenue to working capital, net profit after tax to revenue and total liabilities to tangible net worth, as defined, and is secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $1.0 million, as per the amended agreement. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5%, which resulted in a weighted average interest rate of 3.75% and 5.25% as of December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020, the Company was in compliance with all financial covenants.
Pursuant to IBM Credit Facility, Supplies Distributors is restricted from making any distributions to PFSweb if, after giving affect thereto, Supplies Distributors’ would be in noncompliance with its financial covenants. Supplies Distributors has received lender approval to pay up to approximately $0.6 million of dividends in 2021. Supplies Distributors paid no dividends to PFSweb in 2020 and $1.8 million in 2019, which eliminate upon consolidation.
7. Debt Obligations
Outstanding debt and finance lease obligations consist of the following (in thousands):

	December 31,
	2020	2019
U.S. Credit Agreement:
Revolving loan	$33,500	$30,200
Equipment loan	8,035	5,426
Debt issuance costs	(224)	(303)
Finance leases	1,056	2,177
Other	120	300
Total	42,487	37,800
Less current portion of long-term debt	3,414	2,971
Long-term debt, less current portion	$39,073	$34,829
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
As of December 31, 2020, we had $14.2 million of available credit under the Amended Facility. As of December 31, 2020 and 2019, the weighted average interest rate on the revolving loan facility was 2.52% and 3.96%, respectively. In connection with the Amended Facility, the Company paid $0.3 million of fees in 2018, which are being amortized through the life of the Amended Facility and are reflected as a net reduction in debt. The Amended Facility is secured by a lien on substantially all of the assets of Company and its U.S. subsidiaries and a pledge of 65% of the shares of certain of our foreign subsidiaries. The Amended Facility contains cross default provisions, various restrictions upon the Company’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum consolidated fixed charge ratio and a maximum consolidated leverage ratio.
Debt Covenants
To the extent the Company or any of its subsidiaries fail to comply with its covenants applicable to its debt or inventory financing obligations, including the periodic financial covenant requirements, such as profitability and cash flow and required level of shareholders’ equity or net worth (as defined), the Company would be required to obtain a waiver from the lender or the lender would be entitled to accelerate the repayment of any outstanding credit facility obligations and exercise all other rights and remedies, including sale of collateral and enforcement of payment under the Company parent guarantee. Any acceleration of the repayment of the credit facilities may have a material adverse impact on the Company’s financial condition and results of operations and no assurance can be given that the Company would have the financial ability to repay all of such obligations. As of December 31, 2020, the Company was in compliance with all debt covenants.
Debt Maturities
The Company’s aggregate maturities of debt subsequent to December 31, 2020 are as follows, excluding $0.2 million in debt issuance costs that reduce the carrying amount of the debt (in thousands):

Years ended December 31,
2021	$2,521
2022	1,748
2023	35,023
2024	1,333
2025	866
Total	$41,491

8. Stock and Stock Options
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
Stock Compensation Plans
The Company has an Employee Stock and Incentive Plan (the “Employee Plan”), as amended and restated, under which an aggregate of 10,442,340 shares of common stock have been authorized for issuance. The Employee Plan provides for the granting of incentive awards to directors, executive management, key employees and outside consultants of the Company in a variety of forms of equity-based incentive compensation, such as the award of an option, stock appreciation right, restricted stock award, restricted stock unit, deferred stock unit, among other stock-based awards. The Company has historically issued service-based restricted stock and unit awards, performance-based and market-based stock and unit awards (collectively “Restricted Shares”) and stock options. The Company uses newly issued shares of common stock to satisfy awards under the Plan.

The Company issues Restricted Shares to the Company’s executives and senior management, pursuant to which such employees are eligible to receive future grants of shares of the Company’s stock subject to various vesting and/or performance criteria. The weighted average fair value per share of Restricted Shares granted during the years ended December 31, 2020 and 2019 was $5.45 and $3.13, respectively. The total fair value of Restricted Shares vested under the Employee Plans was $7.7 million and $1.3 million during the years ended December 31, 2020 and 2019, respectively.
The underlying stock certificates for the Restricted Shares that vested December 31, 2020 are expected to be issued during the quarter ending March 31, 2021. The underlying stock certificates for the Restricted Shares that vested December 31, 2019 were issued during the quarters ended March 31, 2020 and June 30, 2020.
Total stock-based compensation expense was $10.8 million and $3.0 million for the years ended December 31, 2020 and 2019, respectively, and was included as a component of selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2020, there is $4.2 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a remaining weighted average period of approximately 2.3 years. This expected cost does not include the impact of any future stock-based compensation awards.
As of December 31, 2020, there were 1,290,569 shares available for future grants under the Plan. Each stock option or stock appreciation right award granted reduces the total shares available for grant by one share, while each award granted other than in the form of a stock option or stock appreciation right reduces the shares available for grant by 1.22 shares.
Stock Options
The rights to purchase shares under employee stock option agreements issued under the Plan typically vest over a three year period, one-twelfth each quarter. Stock options must be exercised within 10 years from the date of grant. Stock options are generally issued such that the exercise price is equal to the market value of the Company’s common stock at the date of grant.
The following tables summarize stock option activity under the Plans:

	Shares	Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2019	1,378,550	$2.39 - $14.66	$6.65
Granted	5,500	$6.69	$6.69
Exercised	(113,583)	$2.39 - $6.23	$4.77
Canceled	(149,750)	$2.72 - $14.66	$7.27
Outstanding, December 31, 2020	1,120,717	$2.54 - $14.66	$6.76
Exercisable, December 31, 2020	843,719	$2.54 - $14.66	$7.25	4.7	$0.8
Exercisable and expected to vest, December 31, 2020	1,063,967	$2.54 - $14.66	$6.83	5.5	$1.2
The weighted average fair value per share of options granted during the years ended December 31, 2020 and 2019 was $3.51 and $1.33, respectively. The total intrinsic value of options exercised under the Stock Option Plans was $0.3 million and $0.03 million during the years ended December 31, 2020 and 2019, respectively.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants of options under the Plans:

	Year Ended December 31,
	2020	2019
Expected dividend yield	—	—
Expected stock price volatility	56%	40% - 43%
Risk-free interest rate	0.4%	1.7% - 2.6%
Expected life of options (years)	6	6
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
The following table summarizes the service-based restricted stock and unit award activity for the year ended December 31, 2020:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock at December 31, 2019	129,142	$5.22
Granted	705,658	$5.85
Vested	(445,993)	$4.57
Canceled	(35,748)	$3.81
Unvested restricted stock at December 31, 2020	353,059	$5.70
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
The following table summarizes the performance-based restricted stock and unit award activity for the year ended December 31, 2020:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock at December 31, 2019	14,331	$8.95
Granted	1,519,533	$4.88
Vested	(914,056)	$5.00
Canceled	(164,485)	$5.00
Unvested restricted stock at December 31, 2020	455,323	$4.43
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
The following table summarizes the market-based restricted stock and unit award activity for the year ended December 31, 2020:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock at December 31, 2019	77,087	$6.59
Granted	375,412	$7.02
Vested	(131,711)	$8.13
Canceled	(77,634)	$6.38
Unvested restricted stock at December 31, 2020	243,154	$6.49
The fair value of each market-based restricted stock and unit award grant is estimated on the date of grant using a Monte-Carlo simulation with the following assumptions used for grants under the Plans:

Year Ended December 31,
2020
Expected dividend yield	—
Expected stock price volatility	68.2%
Risk-free interest rate	0.2%
Expected term (years)	3
Weighted average grant date fair value	$6.68
There were no market-based grants under the Plans in 2019.
Stock Units
Each non-employee Director of the Company’s Board of Directors (the “Board”) receives a quarterly retainer (the “Retainer”), payable on or about the first day of each quarter, through the issuance of an equity-based award (an “Award”) under the Employee Plan in the form of a Deferred Stock Unit (a “DSU”). During 2020 and 2019, the Retainer was $30,000. The number of DSUs is determined by dividing the Retainer by the immediately preceding closing price of the Common Stock on the grant date. Each DSU represents the right to receive an equal number of shares of Common Stock upon the retirement, resignation or termination of service from the Board.
The following table summarizes the DSU activity for the year ended December 31, 2020:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested deferred stock at December 31, 2019	451,989	$6.86
Granted	174,824	$4.29
Vested	(193,028)	$6.32
Unvested deferred stock at December 31, 2020	433,785	$6.06
9. Income Taxes
The consolidated income (loss) from operations before income taxes, by domestic and foreign entities, is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Domestic	$(5,687)	$3,157
Foreign	2,256	(4,166)
Total	$(3,431)	$(1,009)

A reconciliation of the difference between the expected income tax expense (benefit) from operations at the U.S. federal statutory corporate tax rate of 21% and the Company’s effective tax rate is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Income tax benefit computed at statutory rate	$(721)	$(212)
Items not deductible for tax purposes	226	297
Change in valuation allowance	1,508	514
State taxes	564	443
Net operating loss adjustments	—	246
Prior year return-to-provision true-up	16	(446)
Other	480	319
Provision for income taxes	$2,073	$1,161
Current and deferred income tax expense (benefit) is summarized as follows (in thousands):

	December 31,
	2020	2019
Current
Domestic	$—	$(53)
State	568	443
Foreign	1,102	295
Total Current	1,670	685
Deferred
Domestic	526	568
State	(308)	12
Foreign	185	(104)
Total Deferred	403	476
Provision for income taxes	$2,073	$1,161
The components of the deferred tax asset (liability) are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Deferred tax assets:
Allowance for doubtful accounts	$302	$226
Inventory reserve	22	66
Property and equipment	1,924	1,465
Accrued expenses	870	858
Deferred revenue	305	847
State tax - deferred	1,327	1,914
Net operating loss carryforwards	15,128	13,732
Other	5,836	4,747
	25,714	23,855
Less - Valuation allowance	24,165	22,657
Total deferred tax assets	1,549	1,198
Deferred tax liabilities:
Other	(2,471)	(1,952)
Total deferred tax liabilities	(2,471)	(1,952)
Deferred tax liabilities, net	$(922)	$(754)
We believe that we have not established a sufficient history of earnings, on a stand-alone basis, to support the more likely than not realization of certain deferred tax assets in excess of existing taxable temporary differences. A valuation allowance has been provided for the majority of these net deferred income tax assets as of December 31, 2020 and 2019. The remaining net deferred tax assets at both December 31, 2020 and 2019 primarily relate to the Company’s European operations and certain state tax benefits and are included in other non-current assets on the consolidated balance sheets. The remaining net deferred tax liabilities at both December 31, 2020 and 2019 primarily relate to the tax amortization of goodwill related to a prior acquisition reported in other long-term liabilities. The Company has federal, state, and foreign net operating loss carryforwards of $56.5 million, $13.0 million, and $16.1 million that expire at various dates from 2021 through 2036.
The Company evaluates its tax positions for potential liabilities associated with unrecognized tax benefits. The Company does not expect to record unrecognized tax benefits in the next twelve months.
For federal income tax purposes, tax years that remain subject to examination include years 2017 through 2020. However, the utilization of net operating loss carryforwards that arose prior to 2016 remains subject to examination through the years such carryforwards are utilized. For Europe, tax years that remain subject to examination include years 2016 to 2020. For Canada, tax years that remain subject to examination include years 2013 to 2020, depending on the subsidiary. For state income tax purposes, the tax years that remain subject to examination include years 2016 to 2020, depending upon the jurisdiction in which the Company files tax returns. The Company and its subsidiaries have various income tax returns in the process of examination. The Company does not expect these examinations will result in material unrecognized tax expense.
10. Earnings Per Share
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

	Year Ended December 31,
	2020	2019
Numerator:
Net loss	$(5,504)	$(2,170)
Denominator:
Weighted-average shares outstanding for basic loss per share	20,005	19,449
Adjusted weighted-average shares outstanding for diluted loss per share	20,005	19,449
In periods when we recognize a net loss, we exclude the impact of outstanding common stock equivalents from the diluted loss per share calculation as their inclusion would have an antidilutive effect. As of December 31, 2020 and 2019, we had outstanding common stock equivalents of approximately 3.6 million and 2.1 million, respectively, that have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive.
11. Leases
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
Total lease costs consist of the following (in thousands):

	December 31, 2020	December 31, 2019
Lease costs:
Finance lease costs:
Amortization of right-of-use assets	$919	$1,387
Interest on lease liabilities	91	160
Operating lease costs	10,245	9,326
Variable lease costs	3,277	2,949
Short-term lease costs	1,302	1,656
Total lease costs	$15,834	$15,478

We had $0.9 million and $1.9 million of finance lease assets that are reported in property and equipment, net as of December 31, 2020 and 2019, respectively. As of December 31, 2020, our weighted-average remaining lease term relating to our operating leases is 5.3 years, with a weighted-average discount of 5.8%. As of December 31, 2019, our weighted-average remaining lease term relating to our operating leases was 5.6 years, with a weighted-average discount of 5.1%. As of December 31, 2020, our weighted-average remaining lease term relating to our finance leases is 1.6 years, with a weighted-average discount of 5.4%. As of December 31, 2019, our weighted-average remaining lease term relating to our finance leases was 2.1 years, with a weighted-average discount of 5.6%. Our leases have remaining lease terms of up to 9.7 years, some of which include options to extend the leases for up to 10 years and some of which include options to terminate the leases within 1 year.
Maturities of lease liabilities are as follows (in thousands):

	December 31, 2020
	Operating Leases	Finance Leases

2020	$10,919	$836
2021	10,127	166
2022	7,952	62
2023	5,760	25
2024	4,299	3
Thereafter	8,002	6
Total lease payments	47,059	1,098
Less interest	(7,019)	(42)
Total lease obligations	$40,040	$1,056
Supplemental consolidated cash flow information related to leases is as follows (in thousands):

	December 31, 2020	December 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows arising from operating leases	$10,803	$9,365
Operating cash flows arising from finance leases	$91	$160
Financing cash flows arising from finance leases	$1,173	$1,644
Right-of-use assets obtained in exchange for operating lease liabilities	$6,422	$2,910
Right-of-use assets obtained in exchange for finance lease liabilities	$19	$414
As of December 31, 2020, there were two operating lease commitments that had not yet commenced of approximately $2.8 million that are contracted to begin in January 2021 with lease terms of 5 years. There were no additional operating or financing leases that have not yet commenced.
12. Commitments and Contingencies
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
13. Segment and Geographic Information
The Company's segments are comprised of strategic businesses that are defined by the service offerings they provide and consist of PFS Operations (which provides client services in relation to the customer physical experience, such as order management (OMS), order fulfillment, customer care and financial services) and LiveArea Professional Services (which provides client services in relation to the digital shopping experience of shopping online, such as strategic commerce consulting, strategy, design and digital marketing services and technology services). Each segment is led by a separate Business Unit Executive who reports directly to the Company’s Chief Executive Officer.

The Chief Operating Decision Maker ("CODM") evaluates segment performance using business unit direct contribution, which is defined as business unit revenues less costs of revenue and direct selling, general and administrative expenses, including depreciation and amortization. Direct contribution does not include any allocated corporate expenses, nor does it include stock-based compensation. The CODM does not routinely review assets by segment. The balance sheet by segment is not prepared and, therefore, we do not present segment assets below.
Corporate operations is a non-operating segment that develops and implements strategic initiatives and supports the Company’s operations by centralizing certain administrative functions such as finance, treasury, information technology and human resources.
The Company has two reporting units: PFS Operations and LiveArea Professional Services. We allocated goodwill to our reporting units using a relative fair value approach. We completed an assessment of any potential goodwill impairment for all reporting units and determined that zero impairment existed.
The following table discloses segment information for the periods presented (in thousands):

	Year ended December 31,
	2020	2019
Revenues:
PFS Operations	$256,607	$216,399
LiveArea Professional Services	85,898	77,623
Total revenues	$342,505	$294,022
Business unit direct contribution:
PFS Operations	$15,170	$11,545
LiveArea Professional Services	7,407	9,247
Total business unit direct contribution	22,577	20,792
Unallocated corporate expenses	(24,522)	(19,905)
Income (loss) from operations	$(1,945)	$887
Depreciation and amortization:
PFS Operations	$6,740	$8,047
LiveArea Professional Services	897	1,162
Unallocated corporate expenses	1,029	1,158
Total depreciation and amortization	$8,666	$10,367
Geographic areas in which the Company operates include the United States, Europe (primarily Belgium and U.K.), Canada, and India. Substantially all of the services performed in India support client arrangements in the United States, where the resulting revenue is reported. The following is geographic information by area. Revenues are attributed based on the Company’s domicile.

	Year Ended December 31,
	2020	2019
Revenues (in thousands):
United States	$274,129	$243,897
Europe	65,744	46,581
Canada	2,558	3,476
India	8,306	8,098
Inter-segment Eliminations	(8,232)	(8,030)
Total revenues	$342,505	$294,022

	December 31,
	2020	2019
Long-lived assets (in thousands):
United States	$73,151	$76,870
Europe	26,446	23,314
Canada	1,725	1,198
India	3,270	3,757
Total long-lived assets	$104,592	$105,139
14. Employee Savings Plan
The Company has a defined contribution employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all full-time and part-time U.S. employees are eligible to participate in the plan. The Company, at its discretion, may match employee contributions to the plan and also make an additional matching contribution in the form of profit sharing in recognition of the Company’s performance. The employer matching contributions are subject to a three-year vesting schedule based on the participant’s years of service with us. Our employees in Europe and Canada also have defined contribution plans. The Company contributed approximately $0.7 million and $0.7 million during the years ended December 31, 2020 and 2019, respectively, to match an approved percentage of employee contributions.
15. Related Party Transactions
In June 2020 the Company entered into an agreement with Hardinge, Inc. ("Hardinge") in which our LiveArea segment is to provide various services related to e-commerce. Benjamin Rosenzweig ("Mr. Rosenzweig"), a member of our Board of Directors, is a partner at Privet Fund Management LLC ("Privet"). Privet is the general partner and investment manager of funds that own Hardinge and Mr. Rosenzweig also serves on the Board of Directors of Hardinge.
We recognized $1.0 million in related party revenue in the twelve months ended December 31, 2020. As of December 31, 2020, there was an accounts receivable balance of $0.7 million from Hardinge.
16. Subsequent Events
On February 25, 2021, we entered into an operating lease for a distribution center in Las Vegas, NV. The operating lease right-of-use asset for the Las Vegas lease is approximately $3.7 million and the operating lease liability is approximately $3.7 million.
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls And Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, as discussed below, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.
Notwithstanding such material weaknesses in internal control over financial reporting, our management, including our CEO and CFO, has concluded that our consolidated financial statements as of and for the year ended December 31, 2020, present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Annual Report, in conformity with U.S. generally accepted accounting principles.
Management’s Report on Internal Control Over Financial Reporting
Our management, under the supervision of our board of directors, is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.
Our management, including our CEO and CFO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (the “COSO 2013 Framework”). Based on its assessment, our management, including our CEO and CFO, has concluded that the Company did not design, implement and operate effective process-level control activities related to order-to-cash process (specifically controls over revenue recognition pertaining to client invoicing) resulting in deficiencies in our process-level control activities in the following areas:
•There was not sufficient oversight and governance related to the approval of hours to be invoiced;
•The Company did not sufficiently establish review and approval procedures related to invoices; and
•The Company did not have proper spreadsheet controls, including locking down formulas and documenting any changes to spreadsheets.
Because there is a reasonable possibility that a material misstatement of the consolidated financial statements will not be prevented or detected on a timely basis, we concluded the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2020.
Remediation Plan
Our management is currently in the process of developing the remediation plan to address the material weakness identified during our fourth quarter testing. We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively. We expect the remediation plan to include the following:
•Enhanced invoice review procedures as well as training for reviewers on these procedures and execution of internal controls.
•Spreadsheet controls that include locking cells with formulas and establishing procedures for change control.
•Automation tools to improve our invoicing process.
Although we intend to complete the remediation process as promptly as possible, we cannot, at this time, estimate how long it will take to remediate this material weakness. In addition, we may discover additional material weaknesses that require additional time and resources to remediate and we may decide to take additional measures to address the material weaknesses or modify the remediation steps described above. Until this weakness is remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.
We are fully committed to ensuring that our internal controls over financial reporting are designed and operating effectively.
Attestation Report of the Registered Public Accounting Firm
BDO USA, LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020 and has expressed an adverse report on the operating effectiveness of our internal control over financial reporting, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting

During the quarter ended on December 31, 2020, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
PFSweb, Inc.
Allen, TX
Opinion on Internal Control over Financial Reporting
We have audited PFSweb, Inc.'s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as "the financial statements") and our report dated March 31, 2021 expressed an unqualified opinion thereon.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain process-level control activities related to order-to-cash process (specifically controls over revenue recognition pertaining to client invoicing) has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 financial statements, and this report does not affect our report dated March 31, 2021 on those financial statements.
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
March 31, 2021
Item 9B.    Other Information
None.

PART III
Item 10.    Directors and Executive Officers and Corporate Governance
Information required by Part III, Item 10, is incorporated herein by reference to the Company’s Proxy Statement for its 2020 Annual Meeting of Shareholders (the “Proxy Statement”).
Item 11.    Executive Compensation
Information required by Part III, Item 11 is set forth in our Proxy Statement and incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Part III, Item 12 is set forth in our Proxy Statement and incorporated herein by reference.
The following table summarizes information with respect to equity compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2020:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan category (1)
Equity compensation plans approved by shareholders	3,378,941	$6.84	1,290,569
Equity compensation plans not approved by shareholders	—		—
(1)See Note 9 to the Consolidated Financial Statements for more detailed information regarding the Company’s equity compensation plans.
(2)Excludes 639,421 service-based restricted stock units, 1,185,043 performance-based and market-based restricted stock units and 433,785 deferred stock units.
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
(a)The following documents are filed as part of this report:
1.Financial Statements
PFSweb, Inc. and Subsidiaries
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Income (Loss)
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
2.Exhibits

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

4.2	Description of Registrant's securities.

10.5	Industrial Lease Agreement between Shelby Drive Corporation and Priority Fulfillment Services, Inc.

10.7*	Form of Change of Control Agreement between the Company and certain of its executive officers.

10.8
Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., Inventory Financing Partners, LLC and IBM Credit Corporation.

10.11	Subordinated Demand Note by and between Supplies Distributors, Inc. and Priority Fulfillment Services, Inc.

10.12*	Form of Executive Severance Agreement between the Company and certain of its executive officers.

10.12.1*	Form of Amendment of Executive Severance Agreement.

10.12.2*	Form of Amendment to Change in Control Severance Agreement.

10.34*	Amended and Restated 2005 Employee Stock and Incentive Plan of PFSweb, Inc.

10.42	Lease agreement by and between Binyan Realty LP and Priority Fulfillment Services, Inc.

10.43	Lease Guaranty by PFSweb, Inc. in favor of Binyan Realty LP.

10.44	Lease Agreement dated December 8, 2011, between CCI-Millennium, L.P. and Priority Fulfillment Services, Inc.

10.45	Guaranty of PFSweb, Inc. to CCI-Millennium, L.P.

Exhibit Number	Description of Exhibits
10.47	First Amendment to Industrial Lease Agreement dated May 7, 2013 by and between US Industrial REIT II and Priority Fulfillment Services, Inc.

10.48	Agreement, dated as of May 15, 2013, by and among PFSweb, Inc. and Privet Fund LP, Privet Fund Management LLC, Ryan Levenson and Benjamin Rosenzweig.

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

10.84*	Employment Agreement by and between PFSweb, Inc. and Anu Jain, dated as of April 1, 2019.

10.85*	Separation Agreement and General Release, by and between PFSweb, Inc. and Travis Hess, dated as of May 7, 2019.

10.86*	Employment Agreement by and between PFSweb, Inc. and James Butler, dated as of June 11, 2019.

10.87*	Employment Agreement by and between Priority Fulfillment Services, Inc., a Delaware corporation and Zach Thomann, dated as of May 17, 2020

10.88	Logistics Warehouse Lease Agreement between Weerts Logistic Park III NV and Supplies Distributors SA

Exhibit Number	Description of Exhibits
10.89	Warehouse Lease Agreement between ProLogis Texas II (2) LLC and Priority Fulfillment Services, Inc.

10.90**	Warehouse Lease Agreement between Matter Cheyenne Logistics, LLC and Priority Fulfillment Services, Inc.

21**	Subsidiary Listing.

23.1**	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

24.1**	Power of Attorney

31.1**	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

31.2**	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

32.1**	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Shareholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

104 **	Cover Page Interactive Data file, formatted in Inline XBRL (included as Exhibit 101).
*    Denotes management or compensatory agreements
**    Filed herewith
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 31, 2021	By:	/s/Thomas J. Madden
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

Signature	Title	Date

/s/Michael Willoughby	Chief Executive Officer (Principal Executive Officer)	March 31, 2021
Michael Willoughby

/s/Thomas J. Madden	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2021
Thomas J. Madden

/s/Stephanie DelaCruz	Vice President Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 31, 2021
Stephanie DelaCruz

/s/Monica Luechtefeld	Chairman of the Board	March 31, 2021
Monica Luechtefeld

/s/David I. Beatson	Director	March 31, 2021
David I. Beatson

/s/Benjamin Rosenzweig	Director	March 31, 2021
Benjamin Rosenzweig

/s/Shinichi Nagakura	Director	March 31, 2021
Shinichi Nagakura

/s/Robert Frankfurt	Director	March 31, 2021
Robert Frankfurt

/s/G. Mercedes De Luca	Director	March 31, 2021
G. Mercedes De Luca