Form 10-K/A
period 2020-12-31
PFSWEB INC
filed 2021-04-30
CIK 1095315

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
7262(b)) by the registered public accounting firm that prepared or issued its audit report.                     ☒
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of June 30, 2020 (based on the closing price as reported by the Nasdaq) was $104,222,142.
There were 21,100,119 shares of the registrant’s Common Stock outstanding as of April 27, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
None.

 EXPLANATORY NOTE
On March 31, 2021, we filed our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). We are filing this Amendment to provide information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K. This Amendment No. 1 (this “Amendment”) on Form 10-K/A hereby amends and restates Part III, Items 10 through 14 and the Exhibit Index in Item 15 of the Original Filing in their entirety. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended and restated in its entirety to include the currently dated certifications as exhibits, and to reference the consolidated financial statements previously filed with the Original Form 10-K.  Additionally, this Form 10-K/A hereby amends and restates the cover page of the Original Form 10-K to remove the statement that information is being incorporated by reference from the Company’s definitive proxy statement.
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

 FORWARD-LOOKING STATEMENTS CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Amendment to the Annual Report on Form 10-K, other than purely historical information, including estimates, projections, expectations, intentions, statements relating to our business plans, objectives and expected operating results and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this Amendment on 10-K. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “target,” “potential,” “seek,” “strive,” “continue,” “plan,” “may,” “should,” “could,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements, including the impact of the COVID-19 pandemic on our business, results of operations and global economic conditions. Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee these expectations will actually be achieved. In addition, some forward-looking statements are based upon assumptions about future events that may not prove to be accurate. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” of our Form 10-K and any subsequent amendments thereto or our quarterly reports on Form 10-Q and other filings with the SEC. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially impact such forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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
David I. Beatson, age 73, has served as a non-employee Director since November 2000. Mr. Beatson is Chief Executive Officer of Ascent Advisors, LLC a consulting firm he founded in 2000. The firm provides strategic direction to firms in the logistics and supply chain industry as well as merger and acquisition advice for private equity firms investing in such industry. Mr. Beatson is a recognized leader in the field of transportation, logistics and supply chain management having served as Chairman and CEO of several leading companies in the industry. From 2007 until 2012 he was CEO of Globalware Solutions (“GWS”), a global supply chain management solution provider with facilities in North America, Asia and Europe. From July 2003 to April 2005, Mr. Beatson served as Regional CEO North America and Member of the Executive Board of Panalpina, Inc., a leading provider of international air and sea freight forwarding, customs brokerage and third party logistics services. From July 1998 to June 2000, Mr. Beatson served as Chairman, President and CEO of Circle International Group, Inc., a global transportation and logistics company. From 1991 to June 1994, Mr. Beatson served as vice-president of sales and marketing and then from June 1994 until July 1998 as president and CEO of Emery Worldwide, a global transportation and logistics company. Prior to 1991, Mr. Beatson held several management positions in the logistics and transportation industry, including American Airlines and CF Airfreight. He also served on the board of Descartes Systems (Nasdaq: DSGX) through May 2020, and serves on the Executive Board of ATL Partners and two privately held companies. Mr. Beatson received his B.S. degree in Business Administration from The Ohio State University and his M.B.A. from the University of Cincinnati. The Board of Directors believes the characteristics that qualify Mr. Beatson for the Board include his long-term experience in the transportation, logistics and supply chain management industry, leadership experience and judgment and knowledge of the Company’s business.
Robert Frankfurt, age 55, was appointed as a non-employee Director in March 2019, in accordance with the provisions of a settlement agreement between the Company and Arnaud Ajdler, Engine Capital, L.P. and certain of its affiliates. Mr. Frankfurt is currently President and Founder of Myca Partners (“Myca”).  Mr. Frankfurt focuses his efforts on investing in and building Lifestyle based Health and Wellness businesses with a focus on clean food and other consumer products, health technology and alternative healthcare solutions to reduce the global epidemic of chronic illness and obesity. Prior to founding Myca in 2006, Mr. Frankfurt spent more than a decade as a Partner and senior portfolio manager at various investment partnerships including Steel Partners and Sandell Asset Management.  Mr. Frankfurt began his career as a financial analyst in the mergers and acquisitions department of Bear, Stearns & Co. and later joined Hambro Bank America as an associate focused on merger and acquisition and venture capital transactions.  Mr. Frankfurt graduated from the Wharton School of Business in 1987 with a B.S. in Economics and he received his MBA at the Anderson Graduate School of Management at UCLA in 1995 where he was a Venture Capital Fellow and served as Alumni Class President. The Board of Directors believes the characteristics that qualify Mr. Frankfurt for the Board include his financial and management experience, strategic consulting experience, leadership experience and judgment.
G. Mercedes De Luca, age 63, was appointed as a non-employee Director in May 2019. Ms. De Luca has been the Chief Information Officer for Pebble Beach Company since May 2017. Prior to Pebble Beach, Ms. De Luca held several executive and senior level positions at notable companies, including at Basecamp from October 2015 through October 2016 as their Chief Operating Officer and Sears Holdings from May 2011 through August 2014 as their Vice President and General Manager of eCommerce. Previously, Ms. De Luca was CEO of MyShape, Inc. and held executive positions with Yahoo! and Interwoven. In these various roles, she led multiple digital transformation efforts that introduced innovative technology solutions to meet strategic goals and drive profitable growth. Ms. De Luca holds a Master of Business Administration from Santa Clara University and a Bachelor of Science in Electrical Engineering from Columbia University. She currently serves on the board of directors for INETCO, a retail banking and payment processing software solutions provider. The Board of Directors believes the characteristics that qualify Ms. De Luca for the Board include her extensive experience as a technology executive and leader, expertise in information technology, leadership experience and judgment.
Monica Luechtefeld, age 72, has served as a non-employee Director of the Company since April 2014, and was elected as the Chairperson of the Board of Directors effective as of June 30, 2020. Ms. Luechtefeld is a recognized leader in eCommerce & Internet Retailing. She founded her own consultancy firm in 2012 to provide advisory services in eCommerce strategy as well as online marketing and emerging digital media. From 1993 to 2012, Ms. Luechtefeld held various executive roles within Office Depot, Inc., a

Fortune 200 company. She was Executive Vice President eCommerce and Direct Marketing and most recently served as Executive Vice President of European eCommerce. Her previous leadership positions included Executive Vice President Supply Chain and Information Technology, as well as marketing, sales and business development roles. Ms. Luechtefeld is Chair of the Board of Trustees for the March of Dimes. Ms. Luechtefeld received her B.S. degree from Mount Saint Mary’s University, Cum Laude, and her M.B.A. from the University of Notre Dame, Magna Cum Laude. She also received an honorary doctorate degree from Mount Saint Mary’s University. She also serves as a Board Member of Irish Angels, an angel investment group primarily focused on early stage technology companies. The Board of Directors believes the characteristics that qualify Ms. Luechtefeld for the Board include her business and leadership experience and judgment and her broad eCommerce industry knowledge.
Shinichi Nagakura, age 57, was appointed as a non-employee Director of the Company in May 2013 in accordance with the provisions of a Securities Purchase Agreement (the “Purchase Agreement”) between the Company and transcosmos inc. (“TCI”), a leading Japanese business process outsourcing company. Mr. Nagakura has been an officer of TCI and/or its affiliates for the last 15 years, including serving as a Director of TCI since 2006, and has experience in investments, business development and sales and marketing in the US and Japan. Prior to TCI, Mr. Nagakura served for ten years with Recruit Holdings Co., Ltd., which provides integrated human resource services. Mr. Nagakura also serves on the Board of Directors of Merlin Information Systems, Ltd., an international provider of high quality, personalized IT and customer support solutions based in the UK, and InfraCommerce Inc., one stop eCommerce service company in Brazil. Mr. Nagakura also serves as a director with Become Japan Holdings, Inc., Ecom Latam Holdings, Inc., Infracommerce Negocios e Solucoes em Internet Ltda, transcosmos Information Systems Ltd. and Digital Operative Inc., a private corporation. He graduated from Sophia University, Tokyo, Japan with a B.A. in International Studies in 1986. The Board of Directors believes the characteristics that qualify Mr. Nagakura for the Board include his extensive private equity and investment experience and management skills associated with his prior executive level experience within the transcosmos organization and prior human resource experience.
Benjamin Rosenzweig, age 36, was appointed as a non-employee Director of the Company in May 2013 in accordance with the provisions of a settlement agreement (the “Settlement Agreement”) between the Company and Privet Fund, L.P. and its affiliates (“Privet”). Mr. Rosenzweig is currently a partner at Privet Fund Management LLC. Prior to joining Privet in September 2008, Mr. Rosenzweig served as an investment banking analyst in the corporate finance group of Alvarez and Marsal from June 2007 until May 2008, where he completed multiple distressed mergers and acquisitions, restructurings, capital formation transactions and similar financial advisory engagements across several industries. Mr. Rosenzweig is currently a Director of Synalloy Corporation (NASDAQ: SYNL), Hardinge, Inc., (private company, formerly NASDAQ:HDNG) and Potbelly Corporation (NASDAQ: PBPB). Mr. Rosenzweig also served as a Director of Cicero, Inc. (OTC:CICN) from 2017 until 2020, Startek, Inc. (NYSE MKT: SRT) from 2011 through 2018, and RELM Wireless Corporation (NYSE MKT: RWC) from 2013 through 2015.  Mr. Rosenzweig graduated magna cum laude from Emory University with a Bachelor of Business Administration degree in Finance and a second major in Economics. The Board of Directors believes the characteristics that qualify Mr. Rosenzweig for the Board include his strategic consulting and finance experience, leadership experience and judgment.
Peter J. Stein, age 51, was appointed as a non-employee Director of the Company in January 2016 and resigned from the Board of Directors effective October 8, 2020. In October 2020, Mr. Stein became the Global Lead of Experience & Commerce for Merkle. Prior to that Mr. Stein served as Global CEO of Huge from May of 2019 through September 2020 and was General Manager of the Brand Group at Fullscreen, a next generation media company since January 2016. Mr. Stein was an executive in residence with Lerer Hippeau Ventures from February 2015 through December 2015. From July 2013 to December 2014, Mr. Stein was the Global CEO of Razorfish, a global digital agency. From 2009 through July 2013, he was the President of the East Region for Razorfish. Prior to Razorfish, Mr. Stein held various leadership positions for technology and consulting companies, including partner at Scient, managing partner at iXL, director of client services at NetResponse, and a consultant for marketing and technology at KPMG. Mr. Stein serves on the board of Panna Cooking, a private corporation. Mr. Stein received a B.S. degree in Marketing from Lehigh University. The Board of Directors believed the characteristics that qualified Mr. Stein for the Board included his long-term experience in the eCommerce industry, expertise in information technology, leadership experience and judgment.
Michael C. Willoughby, age 57, has served as Chief Executive Officer and a Director since March 2013, as President of PFSweb, Inc. since September 2010 and as Chief Information Officer of the Company from October 2001 until April 2016. Mr. Willoughby has previously served as President of Priority Fulfillment Services, a subsidiary of the Company, from February 2006 to September 2010. From 1999 to 2001, Mr. Willoughby served the Company as Vice President of E-Commerce. Prior to joining the Company, Mr. Willoughby served as President and Chief Executive Officer of Design Technologies, Inc., an e-commerce software development firm from 1994 to 1999. Prior to founding Design Technologies, Inc., Mr. Willoughby served as President and Chief Executive Officer of Integration Services, Inc., an IT consulting services company. Mr. Willoughby received his Bachelor of Business Administration degree in Information Systems from Abilene Christian University. The Board of Directors believes the characteristics that qualify Mr. Willoughby for the Board include his long-term experience in the eCommerce industry, expertise in information technology, leadership experience and judgment and extensive knowledge of the Company’s business.
Information About Our Executive Officers
In addition to Michael C. Willoughby named above, the following are the names, ages and positions of the other executive officers of the Company:

Thomas J. Madden, age 59, has served as Executive Vice President, Chief Financial Officer of the Company since its inception in 1999 and Chief Accounting Officer until October 2019. Mr. Madden previously served as Chief Financial Officer of Daisytek International Corporation (“Daisytek”), former parent corporation of the Company, from 1997 to 2000, as Vice President — Finance, Treasurer and as Chief Accounting Officer of Daisytek from 1994 to 2000 and as Controller of Daisytek from 1992 to 1994. From 1983 to 1992, Mr. Madden served in various capacities with Arthur Andersen & Co., S.C., including financial consulting and audit manager.
R. Zach Thomann, age 39, was named as President of Priority Fulfillment Services, Inc., a wholly-owned subsidiary of the Company as of March 2021 and continues to serve as Executive Vice President of the Company. Mr. Thomann is responsible for strategic direction and management of all PFS Operations activities, including distribution, contact center, client financial services, and omni-channel operations services provided on behalf of PFSweb’s clients. Mr. Thomann served as Executive Vice President and General Manager of the Company’s PFS Operations business unit from 2018 through 2021, Senior Vice President and General Manager of the Company’s PFS Operations business unit from 2017-2018, Senior Vice President and General Manager of Omni-Channel Operations from 2016 to 2017, Vice President and General Manager of Omni-Channel Operations from 2015 to 2016, Vice President of Program Management from 2013 to 2015, Director of Program Management from 2012 to 2013 and held various program management and client implementation roles from 2003 to 2012.
James Butler, age 55, was named as President of LiveArea, Inc., a wholly-owned subsidiary of the Company as of March 2021 and continues to serve as Executive Vice President of the Company. Mr. Butler originally joined the Company in June 2019 as Executive Vice President and General Manager of the Company's LiveArea business unit. He has an extensive background in technology and digital consulting. Most recently, Mr. Butler served as President of Intersection from June 2017 through January 2019, a consulting practice focused on bridging the digital and physical worlds to improve the experience of public places through technology. Prior to Intersection, Mr. Butler was president of Isobar, a full-service award-winning experiential design and technology consulting agency from May 2012 to May 2017.
Meetings and Committees of the Board
The Board of Directors met a total of fourteen times during the 2020 calendar year. The Board of Directors has determined that, other than Mr. Willoughby, each director is independent within the meaning of applicable SEC rules and Nasdaq listing standards. The independent directors are able to and generally meet in executive session without the Company’s management at each regularly scheduled quarterly Board meeting.
The Board of Directors does not have a policy regarding director attendance at the annual meeting of stockholders. The Company provides notice of the meeting to the Board of Directors. No current independent director attended the 2020 annual meeting.
The Board of Directors currently has a Nominating, Audit, Compensation and Technology and Cybersecurity Committee, each of which is a standing committee of the Board of Directors.
The Nominating Committee is responsible for identifying and evaluating individuals qualified to become Board members and recommending to the Board candidates to stand for election or re-election as directors. The Committee will consider candidates at the recommendation of existing Board members, Company management, search firms or other consultants, or stockholders. Stockholders wishing to recommend director candidates to the Board may do so by writing to the Committee in care of the Corporate Secretary at the Company’s executive office, 505 Millennium Drive, Allen, TX 75013. At a minimum, director candidates should have demonstrated achievement in their particular field of endeavor, significant business or other management experience that would be of value to the Company, integrity and high ethical standards, good communication and leadership skills, and the ability and willingness to commit adequate time and attention to carry out their Board duties effectively. The Committee will evaluate candidates through background and reference checks, interviews and an analysis of each candidate’s qualifications and attributes in light of the current composition of the Board and the Company’s leadership needs at the time. The Nominating Committee does not have a formal policy with regard to the consideration of diversity in identifying director nominees, but the Committee strives to nominate directors with a variety of complementary skills so that, as a group, the Board will possess the appropriate talent, skills, experience and expertise to oversee the Company’s business. Candidates recommended by stockholders will be evaluated with the same standards and process as candidates identified through other individuals or methods. As of June 30, 2020, the members of the Nominating Committee were Mr. Stein (who served as the Chairperson), Mr. Rosenzweig and Mr. Nagakura. Upon Mr. Stein’s resignation from the Board, the members of the Nominating Committee are Mr. Rosenzweig (who serves as Chairperson), Ms. Luechtefeld, and Mr. Nagakura, each of whom has been determined to be independent as discussed above. The Nominating Committee has adopted a charter which is available on the Company’s website at https://ir.pfsweb.com/corporate-governance (the contents of the website are not incorporated in this Proxy Statement by reference). The Nominating Committee met two times during the 2020 calendar year.
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
 The Audit Committee is currently comprised of three directors, Mr. Beatson (who serves as Chairperson), Mr. Frankfurt and Ms. Luechtefeld, each of whom has been determined by the Board of Directors to be independent as discussed above, and is able to read and understand fundamental financial statements, including the Company’s balance sheet, statement of operations and comprehensive income (loss) and statement of cash flows. The Board of Directors has determined that, based on his relevant experience as described above, Mr. Beatson is qualified as the audit committee financial expert within the meaning of applicable SEC regulations and has the requisite financial sophistication required by the Nasdaq listing standards. The Audit Committee met a total of thirteen times during the 2020 calendar year. The Committee has adopted a written amended and restated audit committee charter setting out the audit-related functions of the Audit Committee, and the Committee reviews and reassesses the adequacy of the charter on an annual basis. A copy of the charter is available on the Company’s website at https://ir.pfsweb.com/corporate-governance.
The Compensation Committee approves, or in some cases recommends, to the Board, remuneration and compensation arrangements involving the Company’s executive officers and other key employees. The current members of the Compensation Committee are Ms. De Luca (who serves as Chairperson), Mr. Beatson, and Mr. Rosenzweig, each of whom has been determined by the Board of Directors to be independent as discussed above. The Compensation Committee also serves as the Committee which administers the Company’s 2020 Stock and Incentive Plan. The Compensation Committee has adopted a charter which is available on the Company’s website at https://ir.pfsweb.com/corporate-governance. The Compensation Committee met three times during the 2020 calendar year.
The Technology and Cybersecurity Committee is responsible for review and oversight of technology-based issues. The Technology and Cybersecurity Committee is comprised of three directors. As of June 30, 2020 the members of the Technology and Cybersecurity Committee were Ms. Luechtefeld (who serves as Chairperson), Ms. De Luca and Mr. Stein. Upon Mr. Stein’s resignation from the Board, Mr. Frankfurt joined the Technology and Cybersecurity Committee. The Technology and Cybersecurity Committee has adopted a charter which is available on the Company’s website at https://ir.pfsweb.com/corporate-governance. The Technology and Cybersecurity Committee met four times during the 2020 calendar year.
During the 2020 calendar year, no current director or director nominee attended fewer than 75% of the aggregate of all meetings of the Board and the committees, if any, upon which such director served and which were held during the period of time that such person served on the Board or such committee.
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
Board Leadership Structure
Currently, the Company has separated the roles of Chief Executive Officer and Chairman in order to permit the Chief Executive Officer to focus his efforts on maintaining and improving the Company’s operations. In addition, to assure effective independent oversight of the Company management, all of the other Board members are currently independent directors who may meet in executive session without management present. The Board of Directors otherwise has the authority to determine the leadership structure of the Company at any given time. Each committee of the Board is comprised entirely of independent directors. The Company’s Bylaws further permit the appointment of a lead independent director by the other independent directors. The lead director is authorized to prepare the agendas for executive sessions of the independent directors and chair those sessions, facilitate communications between the Chairman and other members of the Board, and act as a liaison to shareholders who request direct communication with the Board. Ms. Luechtefeld serves as Chairperson of the Board and lead director effective since June 30, 2020.
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

Item 11.    Executive Compensation
SUMMARY COMPENSATION TABLE

    The following table sets forth the compensation paid or accrued by the Company to its Chief Executive Officer, Chief Financial Officer and most highly compensated executive officer (other than the CEO and CFO) during 2020 (the “Named Executive Officers”) for services rendered to the Company during the two fiscal years ended December 31, 2020:

	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total

Michael C. Willoughby	2020	$557,837	$—	$2,558,440	$—	$5,155	$3,121,432
Chief Executive Officer and	2019	$531,672	$—	$—	$—	$12,089	$543,761
President
Thomas J. Madden	2020	$403,091	$—	$1,236,808	$—	$6,008	$1,645,907
Executive Vice President -	2019	$377,149	$—	$—	$—	$23,807	$400,956
Chief Financial Officer
James Butler (6)	2020	$474,760	$—	$1,917,509	$83,210	$2,649	$2,478,128
Executive Vice President and
President - LiveArea

(1)Salary represents base salary earnings. While annual base salaries as of December 31, 2020 and 2019 were $530,000 for Mr. Willoughby, $382,000 for Mr. Madden, and $450,000 for Mr. Butler, respectively, variances in salary amounts above reflect timing of base salary adjustments and the timing of payments made to executives under the Company’s bi-weekly payroll processing.
(2)Represents non-performance based cash awards earned.
(3)Represents issuance of Performance Share Awards (“Performance Shares”) and Restricted Stock Unit Awards (“RSUs” and together with Performance Shares, the “Awards”) under the Company’s 2020 Stock and Incentive Plan, as amended and restated (the “Plan”). Performance Shares are subject to three-year vesting and certain additional criteria, depending upon Award grant, including continued employment, the comparative performance (on an annual and cumulative basis) of the Company’s common stock on Nasdaq as compared to the Russell Micro Cap Index and/or achievement of certain Company or business unit performance goals. The amounts reported in this column represent the grant date fair value for these Awards as calculated in accordance with Accounting Standards Codification Topic 718. The assumptions made in calculating the grant date fair value amounts for the Awards issued in the year ended December 31, 2020 are summarized in Note 8 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020. At the maximum Awards shares, these values for Mr. Willoughby would be: 2020: $3,079,292; 2019: $0; for Mr. Madden would be: 2020: $1,506,707; 2019: $0; and for Mr. Butler would be: 2020: $2,334,011. The values for the Awards shares included in this column that were subsequently forfeited were as follows: for Mr. Willoughby: 2020: $18,080; 2019: $0; and for Mr. Madden: 2020: $8,315; 2019: $0. The amounts in this column do not necessarily correspond to the actual economic value that may be realized by the Named Executive Officers from the Awards. No such Awards were issued for the year ended December 31, 2019, as there were not enough shares left in the Company’s 2018 Stock and Incentive Plan. The Company issued awards in 2020 to compensate for shares not awarded in 2019.
(4)Represents performance-based cash awards earned under the Plan. No performance-based cash awards were granted in 2019. Mr. Butler was the only Named Executive Officer with performance-based cash awards granted in 2020.
(5)Represents amounts paid in respect of life insurance premiums, automobile allowance and expenses for the personal use of automobile, Company paid healthcare premiums and, for certain individuals, club dues and memberships.
(6)Mr. Butler first became a Named Executive Officer for the 2020 fiscal year and, accordingly, no compensation information with respect to Mr. Butler for 2019 is included.

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

2020 Say-on Pay Vote
At our last four annual meetings, a non-binding, advisory resolution approving the compensation paid to our named executive officers, as disclosed in our proxy statement or on Form 10-K/A for each such annual meeting, was approved by more than a majority of our stockholders. In designing an executive compensation program for 2020, the Compensation Committee considered the support previously received by the Company’s stockholders for its historical compensation practices and has used consistent methodologies and practices for making 2020 compensation decisions.

OUTSTANDING EQUITY AWARDS AT 2020 FISCAL YEAR END
The following table sets forth the number of unexercised options and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2020.

		Option Awards				Stock Awards
Named Executive Officer	Grant Date	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Options (# Unexercisable)	Option Exercise Price ($)	Option Expiration Date	Equity incentive plan awards: Number of unearned shares that have not vested (#) (1)	Equity incentive plan awards: Market or payout value of unearned shares that have not vested ($) (2)

Michael C. Willoughby	6/30/2020	—	—	$—		97,609	$656,909
	7/1/2020	—	—	$—		108,710	$731,618

Thomas J. Madden	3/30/2011	65,000	—	$5.00	3/29/2021	—	$—
	6/30/2020	—	—	$—		44,858	$301,894
	7/1/2020	—	—	$—		49,959	$336,224

James Butler	6/11/2019	100,000	150,000	$5.00	6/10/2029	—	$—
	6/30/2020	—	—	$—		300,000	$2,019,000

(1)Awards consist of Performance Share Awards (“Performance Shares”) and Restricted Stock Units (“RSUs” and collectively “the Awards”) at the maximum Awards shares under the Plan. The RSUs are subject to three-year vesting and the Performance Shares are subject to three-year vesting and certain additional criteria, depending upon Award grant, including continued employment, the comparative performance (on an annual and cumulative basis) of the Company’s common stock on Nasdaq as compared to the Russell Micro Cap Index and/or achievement of certain Company or business unit performance goals.
(2)Market value is computed by multiplying the number of Performance Share Awards by $6.73, which was the closing price per share of the Company’s common stock on December 31, 2020, on Nasdaq.

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
For purposes of providing quantitative disclosure of the foregoing, assuming that a qualifying triggering event occurred as of December 31, 2020 and assuming the 2018 Stock and Incentive Plan had enough shares to issue Awards in 2019 in a consistent manner as the prior year grants: (i) Mr. Willoughby would have been entitled to receive aggregate cash payments of approximately $1,060,000 (payable over 24 months), other benefits with an estimated value of approximately $65,000, and up to 581,155 shares of the Company’s stock valued at $3,911,173 based on the $6.73 closing price of the Company’s stock on December 31, 2020, (and, in the event of a change in control, an additional amount of up to 32,298 shares of the Company’s stock valued at $217,366 based on the $6.73 closing price of the Company’s stock on December 31, 2020, plus, if applicable, an additional payment to cover any excise tax liability) and (ii) Mr. Madden would have been entitled to receive aggregate cash payments of approximately $764,000 (payable over 24 months), other benefits with an estimated value of approximately $65,000, and up to 290,979 shares of the Company’s stock valued at $1,958,289 based on the $6.73 closing price of the Company’s stock on December 31, 2020 (and, in the event of a change in control, an additional amount of up to 14,846 shares of the Company’s stock valued at $99,914 based on the $6.73 closing price of the Company’s stock on December 31, 2020, plus, if applicable, an additional payment to cover any excise tax liability).
The Company and Mr. Butler entered into an agreement under which, and in consideration for, among other things, the agreement by Mr. Butler to be bound by a restrictive covenant, in the event of the termination of his employment other than for cause (including termination following a reduction in his base salary unless such reduction is part of, and proportionate with, a general reduction in officer compensation), he is entitled to a severance benefit of twelve months of continuation of base salary, Restricted Stock Units and Performance Shares an stock option vesting and employee benefits for the six month period following termination. In addition, upon a change in control or sale of the LiveArea business unit, certain unvested Performance Shares and all unvested

Restricted Stock Units held by Mr. Butler immediately vest and all unvested stock options held by Mr. Butler immediately vest and become exercisable..
For purposes of providing quantitative disclosure of the foregoing, assuming that a qualifying triggering event occurred as of December 31, 2020: Mr. Butler would have been entitled to receive aggregate cash payments of approximately $450,000 (payable over twelve months) and other benefits with an estimated value of approximately $10,000, and continued vesting of 50,000 stock options valued at $86,500 based on the $6.73 closing price of the Company's stock on December 31, 2020 (and, in the event of a change in control or sale of the LiveArea business unit, an additional amount of up to 125,000 shares of the Company’s stock valued at $841,250 and additional accelerated vesting of 100,000 stock options valued at $173,000 based on the $6.73 closing price of the Company’s stock on December 31, 2020).
                    2020 DIRECTOR COMPENSATION
The following table sets forth the compensation earned by non-employee Directors for their service on the Board of Directors and its committees, as applicable, during the year ended December 31, 2020:

Named Executive Officer	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (1)	Total

David I. Beatson (2)(9)	$15,000	$120,000	$—	$135,000
Monica Luechtefeld (3)	11,250	120,000	—	131,250
Benjamin Rosenzweig (4)	—	120,000	—	120,000
Peter J. Stein (5)	—	90,000	—	90,000
Robert Frankfurt (6)	—	120,000	—	120,000
G. Mercedes De Luca (7)	3,750	120,000	—	123,750
Shinichi Nagakura (8)	—	—	—	—

(1)Represents aggregate grant date fair value in accordance with ASC Topic 718. See Note 8 of the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 for the assumptions used in calculating these amounts.
(2)Mr. Beatson had 60,000 options and 112,679 deferred stock units outstanding as of December 31, 2020.
(3)Ms. Luechtefeld had 30,000 options and 109,904 deferred stock units outstanding as of December 31, 2020.
(4)Mr. Rosenzweig had 40,000 options and 112,679 deferred stock units outstanding as of December 31, 2020.
(5)Mr. Stein had 30,000 options outstanding as of December 31, 2020. Mr. Stein resigned from the Board of Directors effective October 8, 2020.
(6)Mr. Frankfurt had 30,000 options and 52,141 deferred stock units outstanding as of December 31, 2020.
(7)Ms. De Luca had 30,000 options and 46,382 deferred stock units outstanding as of December 31, 2020.
(8)Mr. Nagakura is eligible to participate in the Company’s compensation programs for non-employee Directors; however as a representative of TCI Mr. Nagakura is not permitted to receive remuneration for serving as a director of the Company. Accordingly, Mr. Nagakura received no compensation as a Director during 2020.
(9)Mr. Beatson received $7,500 in additional compensation for the value of certain options that expired.

For 2020, each non-employee Director received a quarterly retainer (“Retainer”) equal to $30,000. Each quarterly Retainer is effected through the issuance of Deferred Stock Units (each, a “DSU”) under the Plan. Each DSU represents the right to receive a number of shares of Common Stock equal to the Retainer divided by the closing price of the Common Stock immediately preceding the DSU grant date. Shares are not issuable under the DSU until the Director no longer serves on the Board. In addition, the Chairman of the Board and the chairpersons of the Audit, Compensation and Technology and Cybersecurity committees are entitled to receive an annual cash payment of $7,500.
Directors who are also employees of the Company or any of its subsidiaries receive no remuneration for serving as directors or Committee members.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth as of April 27, 2021, certain information regarding the beneficial ownership of the Company’s Common Stock by (i) each person who is known to the Company to beneficially own more than 5% of the Common Stock, (ii) each of the Directors and Named Executive Officers of the Company individually and (iii) the Directors and executive officers of the Company as a group. The information contained in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, as such, also includes shares acquirable within 60 days. Unless otherwise indicated, the stockholders identified in this table have sole voting and investment power with respect to the shares owned of record by them.

Name and Address of Beneficial Owner	Number of Shares	Percent (1)

transcosmos, inc. (2)
21-25-18 Shibuya, Shibuya-ku
Tokyo 150-8530 Japan	3,678,779	17.4%
AWM Investment Company, Inc. (3)
527 Madison Avenue, New York, NY 10022	1,994,021	9.5%
Wellington Management Group, LLP (4)
280 Congress Street, Boston, MA 02210	1,600,271	7.6%
Portolan Capital Management, L.L.C.
2 International Place, FL 26, Boston, MA 02110 (5)	1,443,113	6.8%
Michael C. Willoughby (6)	403,328	1.9%
Thomas J. Madden (6)	361,163	1.7%
David I. Beatson (6)	195,965	*
Benjamin Rosenzweig (6)	181,450	*
Monica Luechtefeld (6)	148,807	*
James Butler (6)	148,461	*
R. Zach Thomann (6)	90,046	*
Robert Frankfurt (6)	81,044	*
G. Mercedes De Luca (6)	75,285	*
Shinichi Nagakura (6)	—	*

All directors and executive officers as a group (12 persons) (7)	1,845,090	8.4%

*    Represents less than 1%
(1)This table is based on 21,100,119 shares of Common Stock outstanding on April 27, 2021. To calculate a stockholder's percentage of beneficial ownership, we include in the numerator and denominator those shares underlying options, stock awards and deferred stock units beneficially owned by that stockholder that are vested or that will vest within 60 days. Options, stock awards and deferred stock units held by other stockholders, however, are disregarded in the calculation of beneficial ownership. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ.
(2)Based on a March 25, 2014 Form SC 13 D/A filing by transcosmos, inc.
(3)Based on a December 31, 2020 Form SC 13 G/A filing by AWM Investment Company, Inc.
(4)Based on a December 31, 2020 Form SC 13 G/A filing by Wellington Management Group, LLP.
(5)Based on a December 31, 2020 Form SC 13 G/A filing by Portolan Capital Management, LLC.
(6)Includes the following shares issuable under outstanding vested options, vested stock awards, and deferred stock units: David I. Beatson - 181,582; Benjamin Rosenzweig - 161,582; Monica Luechtefeld - 148,807; James Butler - 100,000; R. Zach Thomann - 2,500; Robert Frankfurt - 81,044, and G. Mercedes De Luca - 75,285.
(7)Includes 780,800 shares of Common Stock issuable under outstanding vested options, vested stock awards, and deferred stock units.

The following table summarizes information with respect to equity compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2020. For additional information about our equity compensation plans, see Note 8 to and Item 12 in the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by shareholders (1)	3,491,675	$6.76	1,170,143
Equity compensation plans not approved by shareholders	—		—
Total	3,491,675	$6.76	1,170,143

(1)Excludes 639,688 service-based restricted stock units, 1,297,510 performance-based and market-based restricted stock units, and 433,785 deferred stock units.
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

Item 14.    Principal Accounting Fees and Services
Fees billed to the Company by BDO USA, LLP for the years 2020 and 2019
The following table sets forth (i) the aggregate fees billed by BDO USA, LLP relating to the audit of the 2020 and 2019 consolidated financial statements and (ii) the fees for other professional services billed by BDO USA, LLP in connection with services rendered during 2020 and 2019.

Fee Type	2020	2019

Audit fees (a)	$716,000	$772,000
Audit-related fees (b)	$69,000	$68,000
Tax fees (c)	$5,000	$5,000
All other fees	$—	$—

(a)Includes fees for professional services rendered in connection with the audits of the annual financial statements and the effectiveness of internal control over financial reporting, reviews of the quarterly financial statements, and services provided in connection with other regulatory filings.
(b)Consists of aggregate fees billed for assurance services provided in connection with reports on certain internal controls under Statement on Standards for Attestation Engagements (SSAE) No. 18.
(c)Consists of fees billed related to tax compliance related services.

All of the fees listed in the chart above were pre-approved by the Audit Committee, which concluded that the provisions of such services by BDO USA, LLP was compatible with the maintenance of that firm’s independence in the conduct of its audit.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non Audit Services of Independent Registered Public Accountants
The Audit Committee pre-approves all audit and permissible non-audit services provided by the Company’s independent auditors. These services may include audit services, audit related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case by case basis. During 2020 all audit, non-audit and tax services provided by BDO USA, LLP were pre-approved by the Audit Committee in accordance with this policy.

PART IV

Item 15.    Exhibits, Financial Statement Schedules
The following documents are filed as part of this Annual Report or incorporated by reference:
(a)(1). Financial Statements
The response to this portion of Item 15 was previously filed with the Form 10-K on March 31, 2021.
(a)(2). Financial Statement Schedules
The response to this portion of Item 15 was previously filed with the Form 10-K on March 31, 2021.
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

10.82	Lease agreement dated March 17, 2016 by and between Stateline J, LLC and Priority Fulfillment Services, Inc.

10.86*	Employment Agreement by and between PFSweb, Inc. and James Butler, dated as of June 11, 2019.

10.87*	Employment Agreement by and between Priority Fulfillment Services, Inc., a Delaware corporation and Zach Thomann, dated as of May 17, 2020

10.88	Logistics Warehouse Lease Agreement between Weerts Logistic Park III NV and Supplies Distributors SA

10.89	Warehouse Lease Agreement between ProLogis Texas II (2) LLC and Priority Fulfillment Services, Inc.

10.90	Warehouse Lease Agreement between Matter Cheyenne Logistics, LLC and Priority Fulfillment Services, Inc.

10.91*	2020 Stock and Incentive Plan.

10.92* **	Form of 2019 STI Company Performance Based Share Award.

10.93* **	Form of Amended and Restated 2019 LTI Performance Based Restricted Stock Unit Award.

10.94* **	Form of Amended and Restated 2019 LTI Time Based Restricted Stock Unit Award.

10.95* **	Form of Amended and Restated 2019 LTI TSR Performance Share Award Agreement.

10.96* **	Form of 2020 STI Company Performance Based Cash Award.

10.97* **	Form of 2020 STI Company Performance Based Share Award.

10.98* **	Form of Amended and Restated 2020 LTI Performance Based Restricted Stock Unit Award.

10.99* **	Form of Amended and Restated 2020 LTI Time Based Restricted Stock Unit Award.

10.100* **	Form of Amended and Restated 2020 LTI TSR Performance Share Award Agreement.

21**	Subsidiary Listing.

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney.

31.1	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

31.2	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

31.3**	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4**	Certifications of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (incorporated by reference to Exhibit 101.INS to the Original Filing).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Original Filing).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101.CAL to the Original Filing).

101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Original Filing).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Original Filing).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Original Filing).

104**	The cover page of this Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2020, formatted in Inline XBRL.

* Denotes management or compensatory agreements
** Filed herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/Thomas J. Madden
Thomas J. Madden
Chief Financial Officer
Dated: April 30, 2021