Form 10-Q
period 2021-03-31
PFSWEB INC
filed 2021-05-07
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No   ☒
As of May 4, 2021, there were 21,100,119 shares of the registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

PFSWEB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	(Unaudited) March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$10,844	$10,751
Restricted cash	214	214
Accounts receivable, net of allowance for doubtful accounts of $1,352 and $1,465 at March 31, 2021 and December 31, 2020, respectively	58,627	80,778
Related party receivable	1,012	730
Inventories, net of reserves of $94 and $96 at March 31, 2021 and December 31, 2020, respectively	3,889	3,644
Other receivables	3,519	3,758
Prepaid expenses and other current assets	10,087	8,694
Total current assets	88,192	108,569
Property and equipment:
Cost	102,863	101,992
Less: accumulated depreciation	(84,322)	(82,814)
	18,541	19,178
Operating lease right-of-use assets, net	40,900	34,982
Identifiable intangibles, net	594	665
Goodwill	45,677	45,615
Other assets	4,186	4,152
Total assets	$198,090	$213,161
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$27,574	$35,648
Accrued expenses	26,072	30,881
Current portion of operating lease liabilities	10,064	9,487
Current portion of long-term debt and finance lease obligations	3,138	3,414
Deferred revenues	4,690	5,115
Total current liabilities	71,538	84,545
Long-term debt and capital lease obligations, less current portion	33,166	39,073
Deferred revenue, less current portion	1,366	1,341
Operating lease liabilities	35,745	30,553
Other liabilities	5,417	5,286
Total liabilities	147,232	160,798

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 20,482,974 and 20,408,558 issued at March 31, 2021 and December 31, 2020, respectively; and 20,449,507 and 20,375,091 outstanding at March 31, 2021 and December 31, 2020, respectively	20	20
Additional paid-in capital	169,474	168,244
Accumulated deficit	(117,827)	(115,447)
Accumulated other comprehensive loss	(684)	(329)
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	50,858	52,363
Total liabilities and shareholders’ equity	$198,090	$213,161

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2021	2020
Revenues:
Service fee revenue	$62,318	$54,298
Related party service fee revenue	468	—
Product revenue, net	4,308	7,533
Pass-through revenue	10,876	14,868
Total revenues	77,970	76,699
Costs of revenues:
Cost of service fee revenue	43,244	34,716
Cost of product revenue	4,086	7,123
Cost of pass-through revenue	10,876	14,868
Total costs of revenues	58,206	56,707
Gross profit	19,764	19,992
Selling, general and administrative expenses	21,303	19,369
Income (loss) from operations	(1,539)	623
Interest expense, net	376	415
Income (loss) before income taxes	(1,915)	208
Income tax expense, net	465	439
Net loss	$(2,380)	$(231)

Net loss per share:
Basic	$(0.11)	$(0.01)
Diluted	$(0.11)	$(0.01)
Weighted average number of shares outstanding:
Basic	21,274	19,679
Diluted	21,274	19,679
Comprehensive loss:
Net loss	$(2,380)	$(231)
Foreign currency translation adjustment	(355)	(944)
Total comprehensive loss	$(2,735)	$(1,175)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands, Except Share Data)

Three Months Ended March 31, 2021

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2020	20,408,558	$20	$168,244	$(115,447)	$(329)	33,467	$(125)	$52,363
Net loss	—	—	—	(2,380)	—	—	—	(2,380)
Stock-based compensation	—	—	853	—	—	—	—	853
Exercise of stock options	74,416	—	377	—	—	—	—	377
Foreign currency translation	—	—	—	—	(355)	—	—	(355)
Balance, March 31, 2021	20,482,974	$20	$169,474	$(117,827)	$(684)	33,467	$(125)	$50,858

Three Months Ended March 31, 2020

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2019	19,465,877	$19	$158,192	$(109,943)	$(1,301)	33,467	$(125)	$46,842
Net loss	—	—	—	(231)	—	—	—	(231)
Stock-based compensation	—	—	545	—	—	—	—	545
Issuance of shares under stock-based compensation awards	33,343	—	—	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(73)	—	—	—	—	(73)
Foreign currency translation adjustment, net of taxes	—	—	—	—	(944)	—	—	(944)
Balance, March 31, 2020	19,499,220	$19	$158,664	$(110,174)	$(2,245)	33,467	$(125)	$46,139
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,380)	$(231)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,216	2,285
Deferred income taxes	173	183
Stock-based compensation expense	853	545
Other	37	20
Changes in operating assets and liabilities:
Accounts receivable	19,916	7,623
Related party receivable	283	—
Inventories	(258)	1,269
Prepaid expenses, other receivables and other assets	(1,289)	(1,673)
Operating leases	(158)	(367)
Trade accounts payable, deferred revenues, accrued expenses and other liabilities	(10,909)	(9,374)
Net cash provided by operating activities	8,484	280

Cash flows from investing activities:
Purchases of property and equipment	(969)	(954)
Proceeds from sale of property and equipment	—	142
Net cash used in investing activities	(969)	(812)

Cash flows from financing activities:
Net proceeds from issuance of common stock	377	—
Taxes paid on behalf of employees for withheld shares	—	(73)
Payments on finance lease obligations	(262)	(319)
Payments on revolving loan	(50,817)	(34,526)
Borrowings on revolving loan	45,325	37,594
Payments on other debt	(1,646)	(482)
Borrowings on other debt	—	755
Net cash provided (used) by financing activities	(7,023)	2,949

Effect of exchange rates on cash, cash equivalents, and restricted cash	(399)	(348)
Net increase in cash and cash equivalents	93	2,069

Cash and cash equivalents, beginning of period	10,751	12,434
Restricted cash, beginning of period	214	214
Cash, cash equivalents and restricted cash, beginning of period	10,965	12,648

Cash and cash equivalents, end of period	10,844	14,503
Restricted cash, end of period	214	214
Cash, cash equivalents and restricted cash, end of period	$11,058	$14,717

Supplemental cash flow information
Cash paid for income taxes	$352	$352
Cash paid for interest	$309	$432
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and finance leases	$600	$370

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of PFSweb, Inc. and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all normal and recurring adjustments necessary to present fairly the unaudited condensed consolidated balance sheets, statements of operations and comprehensive loss, statements of shareholders' equity, and statements of cash flows for the periods indicated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020. We refer to PFSweb, Inc. and its subsidiaries collectively as “PFSweb,” the “Company,” “us,” “we” and “our” in these unaudited condensed consolidated financial statements.
Results of our operations for interim periods may not be indicative of results for the full fiscal year. We reclassify certain prior year amounts, as applicable, to conform to the current year presentation.
2. Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The recognition and allocation of certain revenues and selling, general and administrative expenses in these unaudited condensed consolidated financial statements also require management estimates and assumptions.
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
Furthermore, we considered the impact of the COVID-19 pandemic on the use of estimates and assumptions used for financial reporting and determined that there was no adverse material impact to our results of operations for the three months ended March 31, 2021; however, the extent and duration of future impacts of the COVID-19 pandemic and any resulting economic impact are largely unknown and difficult to predict due to these unknown factors which may have a material impact on our financial position and results of operations in the future.
For a complete set of our significant accounting policies, refer to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. During the three-month period ended March 31, 2021, there were no significant changes to our significant accounting policies.
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

3. Revenue from Contracts with Clients and Customers
Contract Assets and Contract Liabilities
Changes in costs to fulfill contract assets remained consistent from December 31, 2020 to March 31, 2021, primarily due to a decrease of approximately $0.9 million for amortization and recognition of costs, offset by approximately $0.9 million from new projects in the three months ended March 31, 2021. Costs to fulfill contract assets relate to deferred costs, which are included within other current assets and/or other assets, and software development costs, which are included within property and equipment, in our condensed consolidated balance sheets.
Changes in contract liabilities during the period increased $1.8 million from December 31, 2020 to March 31, 2021, primarily due to a decrease of approximately $1.7 million for amortization and recognition of revenue, offset by approximately $3.5 million from new projects in the three months ended March 31, 2021. Contract losses recognized for the three months ended March 31, 2021 were not material. Accrued contract liabilities below are included within accrued expenses in our condensed consolidated balance sheets.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits (contract liabilities) on the condensed consolidated balance sheets. Changes in the contract asset and liability balances during the three months ended March 31, 2021 were not materially impacted by any other factors.
Contract balances consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Contract Assets
Costs to Fulfill	$5,642	$5,659
Total Contract Assets	$5,642	$5,659
Contract Liabilities
Accrued Contract Liabilities	$3,253	$1,067
Deferred Revenue	6,056	6,456
Total Contract Liabilities	$9,309	$7,523
Remaining performance obligations represent the transaction price of firm orders for which work has not yet been performed. This amount does not include 1) contracts that are less than one year in duration, 2) contracts for which we recognize revenue based on the right to invoice for services performed, or 3) variable consideration allocated entirely to a wholly unsatisfied performance obligation. Much of our revenue qualifies for one of these exemptions. As of March 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or more was $7.4 million. We expect to recognize revenue on approximately 77% of the remaining performance obligations in 2021, 21% in 2022, and the remaining recognized thereafter.

The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by revenue source (in thousands):

	Three Months Ended March 31, 2021
	PFS Operations	LiveArea Professional Services		Total
Revenues:
Service fee revenue	$42,431	$20,355	(1)	$62,786
Product revenue, net	4,308	—		4,308
Pass-through revenue	10,163	713		10,876
Total revenues	$56,902	$21,068		$77,970
(1) Includes $0.5 million of related party service fee revenue for the three months ended March 31, 2021.

	Three Months Ended March 31, 2020
	PFS Operations	LiveArea Professional Services	Total
Revenues:
Service fee revenue	$33,431	$20,867	$54,298
Product revenue, net	7,533	—	7,533
Pass-through revenue	13,956	912	14,868
Total revenues	$54,920	$21,779	$76,699
The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by timing of revenue recognition (in thousands):

	Three Months Ended March 31, 2021
	PFS Operations	LiveArea Professional Services		Total
Revenues:
Over time	$52,594	$21,068	(1)	$73,662
Point-in-time	4,308	—		4,308
Total revenues	$56,902	$21,068		$77,970
(1) Includes $0.5 million of related party service fee for the three months ended March 31, 2021.

	Three Months Ended March 31, 2020
	PFS Operations	LiveArea Professional Services	Total
Revenues:
Over time	$47,387	$21,779	$69,166
Point-in-time	7,533	—	7,533
Total revenues	$54,920	$21,779	$76,699

The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by region (in thousands):

	Three Months Ended March 31, 2021
	PFS Operations	LiveArea Professional Services		Total
Revenues by region:
North America	$44,997	$18,586	(1)	$63,583
Europe	11,905	2,482		14,387
Total revenues	$56,902	$21,068		$77,970
(1) Includes $0.5 million of related party service fee revenue for the three months ended March 31, 2021.

	Three Months Ended March 31, 2020
	PFS Operations	LiveArea Professional Services	Total
Revenues by region:
North America	$45,098	$19,197	$64,295
Europe	9,822	2,582	12,404
Total revenues	$54,920	$21,779	$76,699
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
Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, we have classified the outstanding amounts under this facility, which were $2.6 million and $3.6 million as of March 31, 2021 and December 31, 2020, respectively, as trade accounts payable in the condensed consolidated balance sheets. As of March 31, 2021, Supplies Distributors had $1.1 million of available credit under this facility. The credit facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. The credit facility also contains financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and is secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $1.0 million, as per an amended agreement. Borrowings under the credit facility accrue interest, after a defined free financing period, at prime rate plus 0.5%, which resulted in a weighted average interest rate of 3.75% and 3.75% as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, the Company was in compliance with all financial covenants.

5. Debt and Finance Lease Obligations
Outstanding debt and finance lease obligations consist of the following (in thousands):

	March 31, 2021	December 31, 2020
U.S. Credit Agreement
Revolver	$28,000	$33,500
Equipment loan	7,571	8,035
Debt issuance costs	(204)	(224)
Finance Leases	844	1,056
Other	93	120
Total	36,304	42,487
Less current portion of long-term debt	3,138	3,414
Long-term debt, less current portion	$33,166	$39,073

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
As of March 31, 2021, we had $12.3 million of available credit under the revolving loan facility. As of March 31, 2021 and December 31, 2020, the weighted average interest rate on the revolving loan facility was 2.18% and 2.52%, respectively.
As of March 31, 2021, we had approval for $2.9 million of available credit in equipment financing.
As of March 31, 2021, we were in compliance with all debt covenants.
6. Earnings (Loss) Per Share
Basic net loss per common share was computed by dividing net loss by the weighted-average number of common shares outstanding for the reporting period. In periods when we recognize a net loss, we exclude the impact of outstanding common stock equivalents from the diluted loss per share calculation as their inclusion would have an antidilutive effect. As of March 31, 2021 and March 31, 2020, we had outstanding common stock equivalents of approximately 2.5 million and 2.3 million, respectively, that have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive.
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
8. Segment Information
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

The following table presents information concerning operations by segment (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues:
PFS Operations	$56,902	$54,920
LiveArea Professional Services	21,068	21,779
Total revenues	$77,970	$76,699
Business unit direct contribution:
PFS Operations	$3,716	$3,092
LiveArea Professional Services	1,732	3,182
Total business unit direct contribution	5,448	6,274
Unallocated corporate expenses	(6,987)	(5,651)
Income (loss) from operations	$(1,539)	$623
Depreciation and amortization:
PFS Operations	$1,885	$1,774
LiveArea Professional Services	159	223
Unallocated corporate expenses	172	288
Total depreciation and amortization	$2,216	$2,285

9. Related Party Transaction
In June 2020, the Company entered into an agreement with Hardinge, Inc. ("Hardinge") in which our LiveArea segment is to provide various services related to e-commerce. Benjamin Rosenzweig ("Mr. Rosenzweig"), a member of our Board of Directors, is a partner at Privet Fund Management LLC ("Privet"). Privet is the general partner and investment manager of funds that own Hardinge and Mr. Rosenzweig also serves on the Board of Directors of Hardinge.
We recognized $0.5 million of related party service fee revenue in the three months ended March 31, 2021. As of March 31, 2021 and December 31, 2020, there was an accounts receivable balance of $1.0 million and $0.7 million from Hardinge, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.
Forward-Looking Information
This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, or management strategies). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “potential,” “project,” “predict,” “future,” “target,” “seek,” “continue” and other similar expressions. These forward-looking statements involve risks and uncertainties, and may include assumptions as to how we may perform in the future, including the impact of the COVID-19 pandemic on our business, results of operations and global economic conditions. Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee these expectations will actually be achieved. In addition, some forward-looking statements are based upon assumptions about future events that may not prove to be accurate. Therefore, our actual results may differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in the Annual Report and our other filings with the Securities and Exchange Commission, or the SEC, including any quarterly reports on Form 10-Q. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. There may be additional risks we do not currently view as material or that are not presently known or that are beyond our ability to control or predict. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
Key Events and Trends
COVID-19 Pandemic
We continue to monitor the impact of the COVID-19 pandemic on all aspects of our business. While the COVID-19 pandemic has not had a material adverse impact on our results of operations to date, the future impacts of the pandemic and any resulting economic impact are still uncertain as the pandemic continues to evolve. We have experienced labor rate increases in certain of our markets for fulfillment activities. We believe this will continue and that this could impact our overall fulfillment related costs and staffing.
We have taken a number of precautionary measures designed to help minimize the risk of the spread of the virus to our employees and adjusted our operations wherever necessary to help ensure a safe environment for our staff across business functions. As a result of the impact of COVID-19, many businesses have or will be experiencing short-term or long-term liquidity issues. While many of the restrictions have been lifted, we have also seen a resurgence of the virus in certain geographic regions, which could have an impact on our business and adversely affect the Company’s results of operations, cash flows and financial position as well as that of our clients.
We incurred additional costs related to the enhanced cleaning regimen implemented in our facilities and purchases of personal protective equipment ("PPE") for employees. For the three months ended March 31, 2021, the increased costs related to the COVID-19 pandemic, excluding hourly wage rate related labor cost increases, were $0.2 million. We did not incur increased costs related to the COVID-19 pandemic for three months ended March 31, 2020. We will continue to monitor these for potential impacts to future cash flow.
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
While the COVID-19 pandemic has not had a material adverse impact on our operations to date, the extent and duration of future impacts of the pandemic (including any variants of COVID-19) and any resulting economic impact on our business are largely unknown and difficult to predict.
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
Operating Results
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended March 31,				% of Total Revenues
	2021		2020	Change	2021		2020
Revenues
Service fee revenue	$62,786	(1)	$54,298	$8,488	80.5%		70.8%
Product revenue, net	4,308		7,533	(3,225)	5.5%		9.8%
Pass-through revenue	10,876		14,868	(3,992)	13.9%		19.4%
Total revenues	77,970		76,699	1,271	100.0%		100.0%
Costs of revenues
Cost of service fee revenue	43,244		34,716	8,528	68.9%	(2)	63.9%
Cost of product revenue	4,086		7,123	(3,037)	94.8%	(3)	94.6%
Cost of pass-through revenue	10,876		14,868	(3,992)	100.0%	(4)	100.0%
Total costs of revenues	58,206		56,707	1,499	74.7%		73.9%
Service fee gross profit	19,542		19,582	(40)	31.1%	(2)	36.1%
Product revenue gross profit	222		410	(188)	5.2%	(3)	5.4%
Pass-through gross profit	—		—	—	—%	(4)	—%
Total gross profit	19,764		19,992	(228)	25.3%		26.1%
Selling, general and administrative expenses	21,303		19,369	1,934	27.3%		25.3%
Income (loss) from operations	(1,539)		623	(2,162)	(2.0)%		0.8%
Interest expense, net	376		415	(39)	0.5%		0.5%
Income (loss) before income taxes	(1,915)		208	(2,123)	(2.5)%		0.3%
Income tax expense, net	465		439	26	0.6%		0.6%
Net loss	$(2,380)		$(231)	$(2,149)	(3.1)%		(0.3)%
(1)        Includes $0.5 million of related party service fee revenue for the three months ended March 31, 2021.
(2)    Represents the percent of Service fee revenue.
(3)    Represents the percent of Product revenue, net.
(4)    Represents the percent of Pass-through revenue.

Segment Operating Data
PFS Operations (in thousands, except percentages)

	Three Months Ended March 31,
	2021	2020	Change	Change %
Revenues
Service fee revenue	$42,431	$33,431	$9,000	26.9%
Product revenue, net	4,308	7,533	(3,225)	(42.8)%
Pass-through revenue	10,163	13,956	(3,793)	(27.2)%
Total revenues	56,902	54,920	1,982	3.6%
Costs of revenues
Cost of service fee revenue	31,709	23,305	8,404	36.1%
Cost of product revenue	4,086	7,123	(3,037)	(42.6)%
Cost of pass-through revenue	10,163	13,956	(3,793)	(27.2)%
Total costs of revenues	45,958	44,384	1,574	3.5%
Gross profit	10,944	10,536	408	3.9%
Direct operating expenses	7,228	7,444	(216)	(2.9)%
Direct contribution	$3,716	$3,092	$624	20.2%
PFS Operations total revenues for the three months ended March 31, 2021 increased by $2.0 million compared to the same period in 2020. Service fee revenue for the three months ended March 31, 2021 increased by $9.0 million as compared to 2020. The service fee revenue increase was primarily due to growth from new and existing clients, driven primarily from increased fulfillment activity related to increased online spending as a result of the COVID-19 pandemic.
Product revenue, net, for the three months ended March 31, 2021, decreased by $3.2 million due to this revenue stream being primarily dependent on one client, which restructured its operations and discontinued certain product lines. We expect to see continued reduced product revenue throughout the year.
Pass-through revenue decreased by $3.8 million for the three months ended March 31, 2021 as compared to 2020. This was primarily due to the impact of a client's transition of their freight management activities. This was primarily due to reduced freight activity (the primary component of pass-through revenue) applicable to certain client accounts, including the impact of one client’s transition of their freight management activities to an in-house solution.
PFS Operations gross margin remained consistent at 19.2% for the three months ended March 31, 2021 and 2020. Our service fee gross margin decreased to 25.3% for the three months ended March 31, 2021, as compared to 30.3% in the same period of the prior year, primarily as a result of increased fulfillment labor rates and PPE related costs. Additionally, our gross margin for the PFS Operations segment was negatively impacted by reduced technology-related project activity. This was offset by our service fee business, which generates a higher gross margin than the product revenue and pass-through revenue activity representing a larger proportion of our total PFS Operations revenues for the three months ended March 31, 2021, as compared to the same period of the prior year.
Direct operating expenses for the three months ended March 31, 2021 decreased by $0.2 million as compared to 2020. This decrease is largely due to a decrease in non client-allocated facility costs for the three months ended March 31, 2021 as compared to 2020.

LiveArea Professional Services (in thousands, except percentages)

	Three Months Ended March 31,
	2021		2020	Change	Change %
Revenues
Service fee revenue	$20,355	(1)	$20,867	$(512)	(2.5)%
Pass-through revenue	713		912	(199)	(21.8)%
Total revenues	21,068		21,779	(711)	(3.3)%
Costs of revenues
Cost of service fee revenue	11,535		11,411	124	1.1%
Cost of pass-through revenue	713		912	(199)	(21.8)%
Total costs of revenues	12,248		12,323	(75)	(0.6)%
Gross profit	8,820		9,456	(636)	(6.7)%
Direct operating expenses	7,088		6,274	814	13.0%
Direct contribution	$1,732		$3,182	$(1,450)	(45.6)%
(1) Includes $0.5 million of related party service fee revenue for the three months ended March 31, 2021.
LiveArea Professional Services revenues for the three months ended March 31, 2021 decreased by $0.7 million compared to 2020, including a decrease in service fee revenue of $0.5 million and a decrease in pass-through revenue of $0.2 million. The decrease in revenue was primarily due to reduced revenue bookings in 2020. Service fee revenue in the three months ended March 31, 2021 was impacted by softness in new and existing client bookings during the June 2020 and September 2020 quarters, primarily as a result of the COVID-19 pandemic causing client delays or cancellations of potential technology related projects. Significantly improved levels of client project and engagement bookings by LiveArea Professional Services during the December 2020 and March 2021 quarters are expected to generate increased service fee revenue during the remainder of 2021 as these projects are implemented.
LiveArea Professional Services gross margin decreased by 1.6% to 41.9% for the three months ended March 31, 2021 as compared to 43.4% in 2020. The decrease in gross margin for the three months ended March 31, 2021 is primarily attributable to the increased costs incurred on certain client projects and reduced benefit of monies earned on indirect technology-related product sales.
Direct operating expenses increased by $0.8 million for the three months ended March 31, 2021 compared to 2020. The increase was primarily attributable to increased sales and marketing personnel costs to support the segment's service line expansion and growth.
Corporate (in thousands, except percentages)

	Three Months Ended March 31,
	2021	2020	Change	Change %
Unallocated corporate expenses	$6,987	$5,651	$1,336	23.6%
Unallocated corporate expenses increased by $1.3 million for the three months ended March 31, 2021 compared to 2020. This increase was, primarily attributable to increased restructuring costs as a result of increased professional fees related to the legal reorganization of the Company's two business segments to better align our segments for business, governance, strategic, and reporting purposes.
Income Taxes
During the three months ended March 31, 2021, we recorded a tax expense of $0.5 million comprised primarily of $0.2 million related to the majority of our international operations, $0.2 million related to state income taxes, and $0.1 million associated with the tax amortization of goodwill in relation to our 2015 acquisition. A valuation allowance has been provided for the majority of our domestic net deferred tax assets, which are primarily related to our net operating loss carryforwards, and for certain foreign deferred tax assets.
For the three months ended March 31, 2021 and 2020, we have utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate the interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings by jurisdiction and (ii) our ongoing assessment that the recoverability of our deferred tax assets is not likely in several jurisdictions.

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
Our cash position increased slightly in the three months ended March 31, 2021 primarily from cash provided by operating activities, partially offset by purchases of property and equipment and cash used in financing activities.
Cash Flows from Operating Activities
During the three months ended March 31, 2021, net cash provided by operations was $8.5 million, compared to net cash provided by operations of $0.3 million in the same period of the prior year. Both periods included benefits from cash income generated from operations before changes in operating assets and liabilities. Such benefits were then either increased or decreased, depending on period, by the net impact of changes in assets and liabilities, primarily related to the amount and timing of client revenue billings and collections as well as vendor purchasing and payment activity.
Cash Flows from Investing Activities
Cash used in investing activities included capital expenditures of $1.0 million and $1.0 million during the three months ended March 31, 2021 and 2020, respectively, exclusive of property and equipment acquired under debt and finance lease financing, which consisted primarily of capitalized software costs and equipment purchases. Capital expenditures have historically consisted of additions to upgrade our management information systems, development of customized technology solutions to support and integrate with our service fee clients and general expansion and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures to support new facilities, contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate our total investment in upgrades and additions to facilities and information technology solutions and services for the upcoming twelve months, including costs to implement new clients, will be approximately $8.0 million to $10.0 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. To maintain our current operating cash position, a portion of these expenditures may be financed through client reimbursements, debt, operating or finance leases or additional equity. We may elect to modify or defer a portion of such anticipated investments in the event that we do not obtain the financing results necessary to support such investments.
Cash Flows from Financing Activities
During the three months ended March 31, 2021, cash used in financing activities was $7.0 million, which was primarily due to net payment activity on the revolving loan and other debt. During the three months ended March 31, 2020, cash provided by financing activities was $2.9 million, which was primarily due to net borrowing activity on the revolving loan and other debt.
Working Capital
During the three months ended March 31, 2021, our working capital decreased to $16.7 million compared to $24.0 million at December 31, 2020, which was primarily a result of the net cash generated from operating activities, including working capital changes, being used to fund capital expenditures and reduce debt.
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
Our term and revolving loan facilities described below contain both financial and non-financial covenants. To the extent we fail to comply with our debt covenants, including the financial covenant requirements, and we are not able to obtain a waiver, the lenders would be entitled to accelerate the repayment of any outstanding credit facility obligations, and exercise all other rights and remedies, including sale of collateral. An acceleration of the repayment of our credit facility obligations may have a material adverse impact on our financial condition and results of operations. We can provide no assurance we will have the financial ability to repay all such obligations. As of March 31, 2021, we were in compliance with all debt covenants. Further, non-renewal of any of our credit facilities may have a material adverse impact on our business and financial condition.

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
As of March 31, 2021 and December 31, 2020, the weighted average interest rate on the revolving loan facility was 2.18% and 2.52%, respectively. In connection with the Amended Facility, the Company paid $0.3 million of fees, which are being amortized through the life of the Amended Facility and are reflected as a net reduction in debt. The Amended Facility is secured by a lien on substantially all of the operating assets of the US entities and a pledge of 65% of the shares of certain of our foreign subsidiaries. The Amended Facility contains cross default provisions, various restrictions upon the Company’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum consolidated fixed charge ratio and a maximum consolidated leverage ratio.
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

ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain a comprehensive set of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). As of March 31, 2021, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weakness in internal controls over financial reporting that are described in our Annual Report.
Notwithstanding such material weakness in internal controls over financial reporting, our management, including our CEO and CFO, has concluded that our consolidated financial statements as of March 31, 2021, present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Annual Report, in conformity with U.S. generally accepted accounting principles.
Remediation
As previously described in Part II—Item 9A – Controls and Procedures of our Annual Report, our management is currently in the process of developing the remediation plan to address the material weakness. We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively. The weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2021, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None.

ITEM 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
Date: May 7, 2021

PFSweb, Inc.

By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer
Executive Vice President