Form 10-Q
period 2021-06-30
PFSWEB INC
filed 2022-02-07
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No   ☒
As of February 2, 2022, there were 22,132,876 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

PFSWEB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	(Unaudited) June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$12,486	$10,359
Restricted cash	214	214
Accounts receivable, net of allowance for doubtful accounts of $548 and $611 at June 30, 2021 and December 31, 2020, respectively	49,117	69,594
Inventories, net of reserves of $107 and $96 at June 30, 2021 and December 31, 2020, respectively	4,036	3,644
Other receivables	2,530	3,314
Prepaid expenses and other current assets	6,020	7,524
Current assets of discontinued operations	54,465	13,920
Total current assets	128,868	108,569
Property and equipment:
Cost	95,588	97,343
Less: accumulated depreciation	(78,415)	(79,826)
	17,173	17,517
Operating lease right-of-use assets, net	33,945	34,350
Goodwill	22,358	22,358
Other assets	1,557	385
Long-term assets of discontinued operations	—	31,717
Total assets	$203,901	$214,896
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$26,982	$34,613
Accrued expenses	20,008	26,242
Current portion of operating lease liabilities	9,391	9,399
Current portion of long-term debt and finance lease obligations	49,732	3,411
Deferred revenues	3,216	4,595
Current liabilities of discontinued operations	11,049	6,285
Total current liabilities	120,378	84,545
Long-term debt and capital lease obligations, less current portion	151	39,069
Deferred revenue, less current portion	1,374	1,341
Operating lease liabilities, less current portion	29,279	30,012
Other liabilities	6,529	5,286
Long-term liabilities of discontinued operations	—	545
Total liabilities	157,711	160,798

COMMITMENTS AND CONTINGENCIES

Shareholders' equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 21,209,300 and 20,408,558 issued at June 30, 2021 and December 31, 2020, respectively; and 21,175,833 and 20,375,091 outstanding at June 30, 2021 and December 31, 2020, respectively	21	20
Additional paid-in capital	170,486	168,244
Accumulated deficit	(123,554)	(113,712)
Accumulated other comprehensive loss	(638)	(329)
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	46,190	54,098
Total liabilities and shareholders’ equity	$203,901	$214,896

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Service fee revenue	$43,009	$44,852	$88,529	$81,577
Product revenue, net	4,492	5,915	8,800	13,447
Pass-through revenue	13,598	14,524	24,474	29,393
Total revenues	61,099	65,291	121,803	124,417
Costs of Revenues:
Cost of service fee revenue	31,863	31,561	65,393	56,833
Cost of product revenue	4,284	5,590	8,370	12,713
Cost of pass-through revenue	13,598	14,524	24,474	29,393
Total costs of revenues	49,745	51,675	98,237	98,939
Gross profit	11,354	13,616	23,566	25,478
Selling, general and administrative expenses	15,678	12,514	28,609	25,075
Income (loss) from operations	(4,324)	1,102	(5,043)	403
Interest expense, net	333	374	708	788
Income (loss) before income taxes	(4,657)	728	(5,751)	(385)
Income tax expense (benefit), net	(155)	332	124	613
Net income (loss) from continuing operations	(4,502)	396	(5,875)	(998)

Income (loss) from discontinued operations before income taxes	(590)	(1,088)	(1,410)	233
Income tax expense, net	2,528	161	2,557	186
Net income (loss) from discontinued operations	(3,118)	(1,249)	(3,967)	47

Net loss	$(7,620)	$(853)	$(9,842)	$(951)

Basic earnings (loss) per share:
Net income (loss) from continuing operations per share	$(0.21)	$0.02	$(0.28)	$(0.05)
Net income (loss) from discontinued operations per share	(0.15)	(0.06)	(0.19)	—
Basic loss per share	$(0.36)	$(0.04)	$(0.47)	$(0.05)
Diluted earnings (loss) per share:
Net income (loss) from continuing operations per share	$(0.21)	$0.02	$(0.28)	$(0.05)
Net income (loss) from discontinued operations per share	(0.15)	(0.06)	(0.19)	—
Diluted loss per share	$(0.36)	$(0.04)	$(0.47)	$(0.05)
Weighted average number of shares outstanding:
Basic	21,166	19,800	21,221	19,739
Diluted	21,166	20,527	21,221	19,739
Comprehensive loss:
Net loss	$(7,620)	$(853)	$(9,842)	$(951)
Foreign currency translation adjustment	46	(77)	(309)	(1,021)
Total comprehensive loss	$(7,574)	$(930)	$(10,151)	$(1,972)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands, Except Share Data)

	Three Months Ended June 30, 2021

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity
Balance, March 31, 2021	20,482,974	$20	$169,474	$(115,934)	$(684)	33,467	$(125)	$52,751
Net loss	—	—	—	(7,620)	—	—	—	(7,620)
Stock-based compensation	—	—	2,601	—	—	—	—	2,601
Exercise of stock options	68,667	—	320	—	—	—	—	320
Issuance of shares under stock-based compensation awards	657,659	1	(1)	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(1,908)	—	—	—	—	(1,908)
Foreign currency translation	—	—	—	—	46	—	—	46
Balance, June 30, 2021	21,209,300	$21	$170,486	$(123,554)	$(638)	33,467	$(125)	$46,190

	Six Months Ended June 30, 2021

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity
Balance, December 31, 2020	20,408,558	$20	$168,244	$(113,712)	$(329)	33,467	$(125)	$54,098
Net loss	—	—	—	(9,842)	—	—	—	(9,842)
Stock-based compensation	—	—	3,454	—	—	—	—	3,454
Exercise of stock options	143,083	—	697	—	—	—	—	697
Issuance of shares under stock-based compensation awards	657,659	1	(1)	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(1,908)	—	—	—	—	(1,908)
Foreign currency translation	—	—	—	—	(309)	—	—	(309)
Balance, June 30, 2021	21,209,300	$21	$170,486	$(123,554)	$(638)	33,467	$(125)	$46,190

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (cont.)
(In Thousands, Except Share Data)

	Three Months Ended June 30, 2020

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity
Balance, March 31, 2020	19,499,220	$19	$158,664	$(108,841)	$(2,245)	33,467	$(125)	$47,472
Net loss	—	—	—	(853)	—	—	—	(853)
Stock-based compensation	—	—	5,153	—	—	—	—	5,153
Exercise of stock options	34,500	—	127	—	—	—	—	127
Issuance of shares under stock-based compensation awards	443,011	—	—	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(805)	—	—	—	—	(805)
Foreign currency translation adjustment, net of taxes	—	—	—	—	(77)	—	—	(77)
Balance, June 30, 2020	19,976,731	$19	$163,139	$(109,694)	$(2,322)	33,467	$(125)	$51,017

	Six Months Ended June 30, 2020

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity
Balance, December 31, 2019	19,465,877	$19	$158,192	$(108,743)	$(1,301)	33,467	$(125)	$48,042
Net loss	—	—	—	(951)	—	—	—	(951)
Stock-based compensation	—	—	5,698	—	—	—	—	5,698
Exercise of stock options	34,500	—	127	—	—	—	—	127
Issuance of shares under stock-based compensation awards	476,354	—	—	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(878)	—	—	—	—	(878)
Foreign currency translation adjustment, net of taxes	—	—	—	—	(1,021)	—	—	(1,021)
Balance, June 30, 2020	19,976,731	$19	$163,139	$(109,694)	$(2,322)	33,467	$(125)	$51,017

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(9,842)	$(951)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,262	4,249
Deferred income taxes	(77)	102
Stock-based compensation expense	3,454	5,698
Other	62	471
Changes in operating assets and liabilities:
Accounts receivable	14,504	6,666
Inventories	(412)	(1,096)
Prepaid expenses, other receivables and other assets	1,714	(2,194)
Operating leases	(301)	(693)
Trade accounts payable, deferred revenues, accrued expenses and other liabilities	(13,688)	(15,056)
Net cash used in operating activities	(324)	(2,804)

Cash flows from investing activities:
Purchases of property and equipment	(1,985)	(1,722)
Proceeds from sale of property and equipment	6	142
Net cash used in investing activities	(1,979)	(1,580)

Cash flows from financing activities:
Net proceeds from issuance of common stock	697	127
Taxes paid on behalf of employees for withheld shares	(1,908)	(878)
Payments on finance lease obligations	(511)	(653)
Payments on revolving loan	(84,830)	(71,707)
Borrowings on revolving loan	92,630	74,707
Payments on other debt	(1,330)	(946)
Borrowings on other debt	49	1,193
Net cash provided by financing activities	4,797	1,843

Effect of exchange rates on cash, cash equivalents and restricted cash	(389)	(213)
Net increase (decrease) in cash and cash equivalents	2,105	(2,754)

Cash and cash equivalents, beginning of period	10,359	11,354
Restricted cash, beginning of period	214	214
Cash and cash equivalents discontinued operations, beginning of period	392	1,080
Cash, cash equivalents and restricted cash, beginning of period	10,965	12,648

Cash and cash equivalents, end of period	12,486	8,964
Restricted cash, end of period	214	214
Cash and cash equivalents discontinued operations, end of period	370	716
Cash, cash equivalents and restricted cash, end of period	$13,070	$9,894

Supplemental cash flow information:
Cash paid for income taxes	$2,466	$466
Cash paid for interest	$619	$742
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and finance leases	$1,818	$1,489

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
In July 2021, we announced an agreement to sell our LiveArea Professional Services business unit ("LiveArea") and the divestiture was completed on August 25, 2021 ("the LiveArea Transaction"). As of June 30, 2021, the criteria for reporting LiveArea as a discontinued operation were met and as such, all periods presented in the Company's Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021 (this "Form 10-Q") have been recast to present LiveArea as a discontinued operation. Results of our operations for interim periods may not be indicative of results for the full fiscal year. See Note 3. Discontinued Operations and Note 9. Subsequent Events for additional information on our sale of LiveArea.
Revision of previously issued consolidated financial statements
In connection with the preparation of its financial statements for the quarter ended June 30, 2021, the Company identified an immaterial error related to deferred income taxes that were incorrectly recorded in prior periods. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the materiality of this error both quantitatively and qualitatively and determined that it was not material to any previously issued interim or annual consolidated financial statements. However, adjusting for the cumulative effect of this error in the consolidated statement of operations for the three months ended June 30, 2021 would be material to the Company’s results for this period as the cumulative amount of the error increased over time. As such, the Company has revised its previously issued consolidated balance sheet as of December 31, 2020 and its unaudited condensed consolidated financial statements for the three and six months ended June 30, 2020 to correct the error.
The accompanying financial statements and relevant footnotes to the condensed consolidated financial statements in this Form 10-Q have been revised to correct for the immaterial error discussed above. The tables below provide reconciliations of our previously reported amounts to our revised amounts to correct for the immaterial error and to recast certain amounts in order to present LiveArea as a discontinued operation in the Company's consolidated balance sheet as of December 31, 2020 and its unaudited condensed consolidated financial statements for the three and six months ended June 30, 2020. See Note 3. Discontinued Operations and Note 9. Subsequent Events for additional information on our sale of LiveArea.
The effect of the above adjustments on the consolidated balance sheet at December 31, 2020 is as follows (in thousands):

	December 31, 2020
		Adjustments
	As Previously Reported	Discontinued Operations	Deferred Tax Asset	As Revised
Long-term assets of discontinued operations	$—	$29,982	$1,735	$31,717
Total assets	$213,161	$—	$1,735	$214,896
Accumulated deficit	$(115,447)	$—	$1,735	$(113,712)
Total shareholders’ equity	$52,363	$—	$1,735	$54,098
Total liabilities and shareholders’ equity	$213,161	$—	$1,735	$214,896

The effect of the above adjustments on the consolidated statement of operations and comprehensive income (loss) for the three months ended June 30, 2020 is as follows (in thousands, except per share data):

	Three Months Ended June 30, 2020
		Adjustments
	As Previously Reported	Discontinued Operations	Deferred Tax Asset	As Revised
Income (loss) from discontinued operations before income taxes	$—	$(1,088)	$—	$(1,088)
Income tax expense (benefit), net	—	295	(134)	161
Net income (loss) from discontinued operations	—	(1,383)	134	(1,249)
Net income (loss)	$(987)	$—	$134	$(853)

Basic earnings (loss) per share:
Net income (loss) from discontinued operations per share	$—	$(0.07)	$0.01	$(0.06)
Basic income (loss) per share	$(0.05)	$—	$0.01	$(0.04)
Diluted earnings (loss) per share:
Net income (loss) from discontinued operations per share	$—	$(0.07)	$0.01	$(0.06)
Diluted income (loss) per share	$(0.05)	$—	$0.01	$(0.04)

Comprehensive income (loss):
Net income (loss)	$(987)	$—	$134	$(853)
Total comprehensive income (loss)	$(1,064)	$—	$134	$(930)

The effect of the above adjustments on the consolidated statement of operations and comprehensive income (loss) for the six months ended June 30, 2020 is as follows (in thousands, except per share data):

	Six Months Ended June 30, 2020
		Adjustments
	As Previously Reported	Discontinued Operations	Deferred Tax Asset	As Revised
Income (loss) from discontinued operations before income taxes	$—	$233	$—	$233
Income tax expense (benefit), net	—	453	(267)	186
Net income (loss) from discontinued operations	—	(220)	267	47
Net income (loss)	$(1,218)	$—	$267	$(951)

Basic earnings (loss) per share:
Net income (loss) from discontinued operations per share	$—	$(0.01)	$0.01	$—
Basic income (loss) per share	$(0.06)	$—	$0.01	$(0.05)
Diluted earnings (loss) per share:
Net income (loss) from discontinued operations per share	$—	$(0.01)	$0.01	$—
Diluted income (loss) per share	$(0.06)	$—	$0.01	$(0.05)
Comprehensive income (loss):
Net income (loss)	$(1,218)	$—	$267	$(951)
Total comprehensive income (loss)	$(2,239)	$—	$267	$(1,972)

The effect of the above adjustments on the consolidated statement of shareholders’ equity for the three months ended June 30, 2020 is as follows (in thousands):

	Three Months Ended June 30, 2020
		Adjustments
Accumulated deficit	As Previously Reported	Discontinued Operations	Deferred Tax Asset	As Revised
Balance, March 31, 2020	$(110,174)	$—	$1,333	$(108,841)
Net loss	(987)	—	134	(853)
Balance, June 30, 2020	$(111,161)	$—	$1,467	$(109,694)

The effect of the above adjustments on the consolidated statement of shareholders’ equity for the six months ended June 30, 2020 is as follows (in thousands):

	Six Months Ended June 30, 2020
		Adjustments
Accumulated deficit	As Previously Reported	Discontinued Operations	Deferred Tax Asset	As Revised
Balance, December 31, 2019	$(109,943)	$—	$1,200	$(108,743)
Net loss	(1,218)	—	267	(951)
Balance, June 30, 2020	$(111,161)	$—	$1,467	$(109,694)

The effect of the above adjustments on the consolidated statement of cash flows for the six months ended June 30, 2020 is as follows (in thousands):

	Six Months Ended June 30, 2020
		Adjustments
	As Previously Reported	Discontinued Operations	Deferred Tax Asset	As Revised
Cash flows from operating activities:
Net loss	$(1,218)	$—	$267	$(951)
Deferred income taxes	$369	$—	$(267)	$102
Net cash used in operating activities	$(2,804)	$—	$—	$(2,804)

2. Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements and related disclosures in conformity with US GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The recognition and allocation of certain revenues, costs of revenues and selling, general and administrative expenses in these unaudited condensed consolidated financial statements also require management estimates and assumptions.
Estimates and assumptions about future events and their effects cannot be determined with certainty. The Company bases its estimates on historical experience and various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as the operating environment changes. These changes have been included in the unaudited condensed consolidated financial statements as soon as they became known. In addition, management is periodically faced with uncertainties, the outcomes of which are not within its control and will not be known for prolonged periods of time. Based on a critical assessment of accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes the Company’s unaudited condensed consolidated financial statements are fairly stated in accordance with U.S. GAAP and provide a fair presentation of the Company’s financial position and results of operations.
Furthermore, we considered the impact of the COVID-19 pandemic on the use of estimates and assumptions used for financial reporting and determined that there was no adverse material impact to our results of operations for the three and six months ended June 30, 2021; however, the extent and duration of future impacts of the COVID-19 pandemic and any resulting economic impact are largely unknown and difficult to predict due to these unknown factors which may have a material impact on our financial position and results of operations in the future.
For a complete set of our significant accounting policies, refer to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. Other than the presentation of LiveArea as a discontinued operation, there were no changes to our significant accounting policies during the three and six-month periods ended June 30, 2021.
Income Taxes
For the three and six months ended June 30, 2021 and 2020, we have utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate the interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings by certain jurisdiction and (ii) our ongoing assessment that the recoverability of our deferred tax assets is not likely in certain jurisdictions.
Impact of Recently Issued Accounting Standards
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”). The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, as well as improve consistency of application by clarifying and amending existing guidance. The Company adopted ASU No. 2019-12 on January 1, 2021, the effect of which was not material on its financial position, results of operations, and cash flows.
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

3. Discontinued Operations
On July 2, 2021, the Company entered into a definitive agreement to sell LiveArea for $250.0 million in cash, subject to certain adjustments and customary closing conditions including receipt of regulatory approvals. The LiveArea Transaction closed on August 25, 2021. As of June 30, 2021, we met the criteria set forth in ASC 205-20, "Presentation of Financial Statements - Discontinued Operations"; therefore, the LiveArea segment has been presented as a discontinued operation for all periods presented in this Form 10-Q. As a result of the LiveArea Transaction, we now only operate in one business segment, PFS Operations, and therefore will no longer present segment data. See Note 9. Subsequent Events for additional information on our LiveArea Transaction.
The following table presents the carrying amount of major classes of assets and liabilities of LiveArea and a reconciliation to the amounts reported in the condensed consolidated balance sheets (in thousands):

	(Unaudited) June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$370	$392
Accounts receivable, net of allowance for doubtful accounts of $884 and $854 at June 30, 2021 and December 31, 2020, respectively	17,222	11,184
Related party receivable	525	730
Other receivables	559	444
Prepaid expenses and other current assets	1,505	1,170
Current assets of discontinued operations		13,920
Property and equipment, net	1,578	1,661
Operating lease right-of use assets	3,133	632
Identifiable intangibles, net	524	665
Goodwill	23,339	23,257
Other assets	5,710	5,502
Long-term assets of discontinued operations		31,717
Total assets of discontinued operations	$54,465	$45,637
LIABILITIES
Current liabilities:
Trade accounts payable	$1,120	$1,035
Accrued expenses	6,655	4,639
Current portion of operating lease liabilities	557	88
Current portion of long-term debt and finance lease obligations	2	3
Deferred revenues	130	520
Current liabilities of discontinued operations		6,285
Long-term debt and capital lease obligations, less current portion	4	4
Operating lease liabilities	2,581	541
Long-term liabilities of discontinued operations		545
Total liabilities of discontinued operations	$11,049	$6,830

The following table presents the major components of net income (loss) of LiveArea and a reconciliation to the amounts reported in the unaudited condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Service fee revenue	$19,783	$17,120	$36,581	$34,693
Related party revenue	106	24	574	24
Total revenues	19,889	17,144	37,155	34,717
Costs of revenues:
Cost of service fee revenue	10,325	9,204	20,039	18,648
Gross profit	9,564	7,940	17,116	16,069
Selling, general and administrative expenses	10,154	9,027	18,526	15,836
Interest expense, net	—	1	—	—
Income (loss) from discontinued operations before income taxes	(590)	(1,088)	(1,410)	233
Income tax expense	2,528	161	2,557	186
Net income (loss) from discontinued operations	$(3,118)	$(1,249)	$(3,967)	$47

The following table presents the depreciation and amortization, capital expenditures and significant noncash operating items of LiveArea (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities discontinued operations:
Depreciation and amortization	$405	$537
Stock-based compensation expense	$1,056	$2,400

Cash flows from investing activities discontinued operations:
Capital expenditures	$102	$12

4. Revenue from Contracts with Clients and Customers
Contract Assets and Contract Liabilities
Changes in costs to fulfill contract assets decreased $1.9 million from December 31, 2020 to June 30, 2021, due to a decrease of approximately $2.1 million for amortization and recognition of costs, offset by an increase of approximately $0.2 million from new projects in the six months ended June 30, 2021. Costs to fulfill contract assets relate to deferred costs, which are included within other current assets and/or other assets, and software development costs, which are included within property and equipment, in our condensed consolidated balance sheets.
Changes in contract liabilities decreased $0.3 million from December 31, 2020 to June 30, 2021, due to a decrease of approximately $8.2 million for amortization and recognition of revenue, offset by an increase of approximately $7.9 million from new projects in the six months ended June 30, 2021.  Contract losses recognized for the six months ended June 30, 2021 were not material. Accrued contract liabilities are included within accrued expenses in our condensed consolidated balance sheets.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits (contract liabilities) on the condensed consolidated balance sheets. Changes in the contract asset and liability balances during the six months ended June 30, 2021 were not materially impacted by any other factors.

Contract balances consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Contract Assets
Costs to fulfill	$3,651	$5,575
Total contract assets	$3,651	$5,575
Contract Liabilities
Accrued contract liabilities	$2,271	$1,214
Deferred revenue	4,590	5,936
Total contract liabilities	$6,861	$7,150

Remaining performance obligations represent the transaction price of firm orders for which work has not yet been performed. The amount reported for remaining performance obligations does not include 1) contracts that are less than one year in duration, 2) contracts for which we recognize revenue based on the right to invoice for services performed, or 3) variable consideration allocated entirely to a wholly unsatisfied performance obligation. Much of our revenue qualifies for one of these exemptions. As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or more was $3.6 million. We expect to recognize revenue on approximately 51% of the remaining performance obligations in 2021, 37% in 2022, and the remaining recognized thereafter.
Disaggregation of Revenues
The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by timing of revenue recognition (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Over time	$56,607	$59,376	$113,003	$110,970
Point-in-time	4,492	5,915	8,800	13,447
Total revenues	$61,099	$65,291	$121,803	$124,417

The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues by region:
North America	$50,743	$50,770	$99,287	$99,994
Europe	10,356	14,521	22,516	24,423
India	—	—	—	—
Total revenues	$61,099	$65,291	$121,803	$124,417

5. Inventory Financing
Supplies Distributors, an indirect wholly-owned subsidiary of the Company, has a short-term credit facility with IBM Credit LLC and its assignees (“IBM Credit Facility”) to finance its purchase and distribution of Ricoh products in the United States, providing financing for eligible Ricoh inventory and certain receivables up to $7.5 million, as per an amended agreement. The agreement has no stated maturity date and provides either party the ability to exit the facility following a 90-day notice.

Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, we have classified the outstanding amounts under this facility, which were $3.7 million and $3.6 million as of June 30, 2021 and December 31, 2020, respectively, as trade accounts payable in the condensed consolidated balance sheets. As of June 30, 2021, Supplies Distributors had $0.3 million of available credit under this facility. The IBM Credit Facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. The IBM Credit Facility also contains financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and is secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $1.0 million, as per an amended agreement. Borrowings under the IBM Credit Facility accrue interest, after a defined free financing period, at prime rate plus 0.5%, which resulted in a weighted average interest rate of 3.75% and 3.75% as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, the Company was in compliance with all financial covenants under the IBM Credit Facility, however, due to the late filing of this Form 10-Q, the Company became in violation of certain of its covenants under the IBM Credit Facility. On December 14, 2021, the Company received a consent from the lender thereunder, which waived the event of default caused by the late filing for an indefinite period of time.

6. Debt and Finance Lease Obligations
Outstanding debt and finance lease obligations consist of the following (in thousands):

	June 30, 2021	December 31, 2020
U.S. Credit Agreement
Revolver	$41,300	$33,500
Equipment loan	8,114	8,035
Debt issuance costs	(184)	(224)
Finance Leases	567	1,049
Other	86	120
Total	49,883	42,480
Less current portion of long-term debt	49,732	3,411
Long-term debt, less current portion	$151	$39,069
U.S. Credit Agreement
On November 1, 2018, we entered into Amendment No. 1 to our Credit Agreement with Regions Bank and certain other banking parties (the “Amended Facility”). The Amended Facility provided for an increase in availability of our revolving loans to $60.0 million, with the ability for a further increase of $20.0 million to a total of $80.0 million, and the elimination of the term loan. Amounts outstanding under the term loan were reconstituted as revolving loans. The Amended Facility also extended the maturity date to November 1, 2023 and provided for, subject to approval, up to an additional $10.0 million in equipment financing.
As of June 30, 2021, we had no available credit under the Amended Facility. As of June 30, 2021 and December 31, 2020, the weighted average interest rate on the Amended Facility was 2.77% and 2.52%, respectively.
As of June 30, 2021, we had approval for $1.6 million of available credit in equipment financing.
Due to the late filing of this Form 10-Q, the Company was in violation of certain of its covenants under the Amended Facility. On August 11, 2021, the Company received a consent from the lenders thereunder, which waived the event of default caused by the late filing, and extended the delivery date of this Form 10-Q until August 31, 2021. While this waiver was not extended beyond this date, in connection with the LiveArea Transaction, all amounts outstanding under the Amended Facility were paid in full on August 25, 2021 and this Amended Facility was terminated. All amounts outstanding under the Amended Facility at June 30, 2021 have been included in current portion of long-term debt and finance lease obligations on the June 30, 2021 condensed consolidated balance sheet. See Note 9. Subsequent Events for additional information on the LiveArea Transaction.

7. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the reporting period. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common stock and common stock equivalents outstanding for the reporting period. In periods when we recognize a net loss from continuing operations, we exclude the impact of outstanding common stock equivalents from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For the three and six month periods ended June 30, 2021 we had outstanding common stock equivalents of approximately 3.2 million for each period that have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive. For the six months ended June 30, 2020 we had outstanding common stock equivalents of approximately 3.1 million that have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive.

8. Commitments and Contingencies
The Company is subject to claims in the ordinary course of business, including claims of alleged infringement by the Company or its subsidiaries of the patents, trademarks and other intellectual property rights of third parties. The Company is generally required to indemnify its service fee clients against any third party claims asserted against such clients alleging infringement by the Company of the patents, trademarks and other intellectual property rights of third parties. While we are unable to determine the ultimate outcome of any liabilities resulting from these claims, we do not believe the resolution of any particular matter will have a material adverse effect on the Company’s financial position or results of operations.

9. Subsequent Event
On July 2, 2021, the Company entered into a definitive agreement to sell LiveArea for $250.0 million in cash, subject to certain adjustments and customary closing conditions including receipt of regulatory approvals. The LiveArea Transaction closed on August 25, 2021 for initial gross proceeds of approximately $250.0 million. As a result of the LiveArea Transaction, the Company expects to release a majority of its deferred tax valuation allowance applicable to its federal net operating loss carryforwards during the three months ended September 30, 2021.
In connection with the LiveArea Transaction, the Company entered into a transaction services agreement with the purchaser to provide certain accounting and administrative services for a period of up to twelve months. Income generated from transaction services provided to the purchaser will be reflected in selling, general and administrative expenses from continuing operations in the condensed consolidated statement of operations for the three months ended September 30, 2021.
On August 25, 2021, the Company used $62.7 million of the LiveArea Transaction proceeds to fully repay and extinguish its Amended Facility. As a result of the full repayment of our Amended Facility with Regions Bank, we recognized a $0.4 million loss on extinguishment of debt in the third quarter of 2021 which will be reflected in our results of continuing operations for the three months ended September 30, 2021.
Additionally, in connection with the LiveArea Transaction, in July 2021 the Company's Board of Directors approved a modification to the Company's existing stock-based compensation plans to provide for accelerated vesting of certain restricted stock awards and stock options for LiveArea personnel. As a result of the LiveArea Transaction, approximately 635,000 shares of restricted stock and approximately 160,000 stock options previously awarded to certain executives and employees were accelerated and fully vested on August 25, 2021. Also as a result of the LiveArea Transaction, the Company's Board of Directors approved the full payout of the 2021 cash compensation plan to certain LiveArea executives and employees. We recorded incremental compensation expense of $3.3 million and $0.3 million related to the stock-based compensation modification and full targeted payout of the 2021 cash compensation plan, respectively, which will be reflected in the results of discontinued operations for the three months ended September 30, 2021 and an additional total of $0.7 million will be reflected in the results of continuing operations during the period from October 1, 2021 through March 31, 2022.
Furthermore, certain executives and employees of PFSweb, Inc., including the LiveArea business segment, received cash transaction bonuses as a result of the successful completion of the LiveArea Transaction. Compensation expense of $1.0 million and $3.5 million will be reflected in the results of continuing operations and discontinued operations, respectively, for the three months ended September 30, 2021.
See Note 3. Discontinued Operations for additional information on the LiveArea Transaction.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q.
Forward-Looking Information
This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, or management strategies). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “potential,” “project,” “predict,” “future,” “target,” “seek,” “continue” and other similar expressions. These forward-looking statements involve risks and uncertainties, and may include assumptions as to how we may perform in the future, including the risk Nasdaq may delist our common stock since we have not met Nasdaq’s continued listing standards which could have a material adverse effect on our company and the price of our common stock, and the impact of the COVID-19 pandemic (and any variants thereof) on our business, results of operations and global economic conditions. Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee these expectations will actually be achieved. In addition, some forward-looking statements are based upon assumptions about future events that may not prove to be accurate. Therefore, our actual results may differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in “Part I, Item 1A: Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as supplemented by our Form 10-K/A filed with the Securities and Exchange Commission (the "SEC") on April 30, 2021 (the “Annual Report”), as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in the Annual Report and our other filings with the SEC, including any quarterly reports on Form 10-Q. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. There may be additional risks we do not currently view as material or that are not presently known or that are beyond our ability to control or predict. Given these risks and uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements.
Key Events and Trends
On July 2, 2021, the Company entered into a definitive agreement to sell LiveArea for $250.0 million in cash, subject to certain adjustments and customary closing conditions including receipt of regulatory approvals. The LiveArea Transaction closed on August 25, 2021 ("the LiveArea Transaction Date"). As of June 30, 2021, the criteria for reporting LiveArea as a discontinued operation were met and, as such, all periods presented in this Form 10-Q have been recast to present LiveArea as a discontinued operation. Unless otherwise specified, the financial information and discussion in this Form 10-Q are based on our continuing operations (i.e., PFS Operations) and exclude any results of our discontinued operations (i.e., LiveArea).
In completing the discontinued operations presentation, certain LiveArea revenues, costs of fees and gross margin related to client contracts that were not fully transferred to contracts directly operating under the LiveArea operating entities as of the August 2021 transaction date were maintained by PFSweb as part of the continuing operations presentation. As of the LiveArea Transaction Date, future activities of certain contracts where we have subcontracted services to LiveArea are expected to be recorded as pass-through revenue and pass-through costs, for as long as such contracts continue to be maintained directly through PFSweb. Additionally, certain costs previously reported as LiveArea selling, general and administrative costs in prior segment reporting have been reallocated to continuing operations costs, if such rights and obligations were not transferred as part of the LiveArea Transaction, and certain costs previously reported as unallocated corporate expenses have been reported as discontinued operations if such costs were related to rights and obligations that were transferred as part of the LiveArea Transaction. As such, the historical continuing operations presentation included herein reflects the historical PFS Operations segment and certain components of the LiveArea business which will not be reflected in a similar manner going forward. See Note 3. Discontinued Operations to the condensed consolidated financial statements included in this Form 10-Q for additional information on our discontinued operations.
COVID-19 Pandemic
We continue to monitor the impact of the COVID-19 pandemic (and any variants thereof) on all aspects of our business. While the COVID-19 pandemic has not had a material adverse impact on our results of operations to date, the future impacts of the pandemic and any resulting economic impact are still uncertain as the pandemic continues to evolve. We have experienced labor rate increases in certain of our markets for fulfillment activities and labor shortages in all markets. We believe this will continue and that this could impact our overall fulfillment related costs and staffing.
We have taken a number of precautionary measures designed to help minimize the risk of the spread of the virus to our employees and adjusted our operations wherever necessary to help ensure a safe environment for our staff across business functions. As a result of the impact of COVID-19, many businesses continue to experience short-term or long-term liquidity issues. Based on our current expectations, we believe we have the appropriate financial structure in place to support our own business operations through the pandemic. However, we do expect increased potential risk from the viability of clients and their ability to make payments on time. We have and will continue to closely monitor our clients’ financial results, payment patterns and business updates in an effort to minimize any potential credit risk impact.
While many of the related restrictions have been lifted, we have also seen a resurgence of the virus (including new variants) in many geographic regions, which could have a negative impact on our business and adversely affect the Company’s results of operations, cash flows and financial position as well as that of our clients.
We incurred additional costs related to the enhanced cleaning regimen implemented in our facilities and purchases of personal protective equipment ("PPE") for employees. However, for the six months ended June 30, 2021 and 2020, the increased costs related to the COVID-19 pandemic, excluding hourly wage rate related labor cost increases, were not material. We will continue to monitor these for potential impacts to future cash flow.
While the COVID-19 pandemic has not had a material adverse impact on our operations to date, the extent and duration of future impacts of the pandemic (including any variants of COVID-19) and any resulting economic impact on our business are largely unknown and difficult to predict.
Overview
PFSweb is a Global Commerce Services Company. We manage the customer shopping experience for major branded manufacturers and retailers. We provide services to support or improve the physical, post-click experience, such as logistics and order fulfillment, customer care, and order-to-cash services including distributed order orchestration and payment services. We offer each of these services on an à la carte basis or as a complete solution. Major brands and other companies turn to us to optimize their customer experiences and enhance their traditional and online business channels, creating commerce without compromise.
Operating Results
The following table discloses certain financial information about our continuing operations for the periods presented and excludes results of our discontinued operations. The financial information below is expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended June 30,			% of Total Revenues			Six Months Ended June 30,			% of Total Revenues
	2021	2020	Change	2021		2020	2021	2020	Change	2021		2020
Revenues
Service fee revenue	$43,009	$44,852	$(1,843)	70.4%		68.7%	$88,529	$81,577	$6,952	72.7%		65.6%
Product revenue, net	$4,492	$5,915	$(1,423)	7.3%		9.1%	$8,800	$13,447	$(4,647)	7.2%		10.8%
Pass-through revenue	$13,598	$14,524	$(926)	22.3%		22.2%	$24,474	$29,393	$(4,919)	20.1%		23.6%
Total revenues	$61,099	$65,291	$(4,192)	100.0%		100.0%	$121,803	$124,417	$(2,614)	100.0%		100.0%
Costs of Revenues
Cost of service fee revenue	$31,863	$31,561	$302	74.1%	(1)	70.4%	$65,393	$56,833	$8,560	73.9%	(1)	69.7%
Cost of product revenue	$4,284	$5,590	$(1,306)	95.4%	(2)	94.5%	$8,370	$12,713	$(4,343)	95.1%	(2)	94.5%
Cost of pass-through revenue	$13,598	$14,524	$(926)	100.0%	(3)	100.0%	$24,474	$29,393	$(4,919)	100.0%	(3)	100.0%
Total costs of revenues	$49,745	$51,675	$(1,930)	81.4%		79.1%	$98,237	$98,939	$(702)	80.7%		79.5%
Service fee gross profit	$11,146	$13,291	$(2,145)	25.9%	(1)	29.6%	$23,136	$24,744	$(1,608)	26.1%	(1)	30.3%
Product revenue gross profit	$208	$325	$(117)	4.6%	(2)	5.5%	$430	$734	$(304)	4.9%	(2)	5.5%
Total gross profit	$11,354	$13,616	$(2,262)	18.6%		20.9%	$23,566	$25,478	$(1,912)	19.3%		20.5%
Selling, General and Administrative expenses	$15,678	$12,514	$3,164	25.7%		19.2%	$28,609	$25,075	$3,534	23.5%		20.2%
Income (loss) from continuing operations	$(4,324)	$1,102	$(5,426)	(7.1)%		1.7%	$(5,043)	$403	$(5,446)	(4.1)%		0.3%
Interest expense, net	$333	$374	$(41)	0.5%		0.6%	$708	$788	$(80)	0.6%		0.6%
Income (loss) from continuing operations before income taxes	$(4,657)	$728	$(5,385)	(7.6)%		1.1%	$(5,751)	$(385)	$(5,366)	(4.7)%		(0.3)%
Income tax expense (benefit), net	$(155)	$332	$(487)	(0.3)%		0.5%	$124	$613	$(489)	0.1%		0.5%
Net income (loss) from continuing operations	$(4,502)	$396	$(4,898)	(7.4)%		0.6%	$(5,875)	$(998)	$(4,877)	(4.8)%		(0.8)%
(1)    Represents the percent of Service fee revenue.
(2)    Represents the percent of Product revenue, net.
(3)    Represents the percent of Pass-through revenue.

Total revenues for the three and six months ended June 30, 2021 decreased by $4.2 million and $2.6 million, respectively, compared with the corresponding periods in 2020. Service fee revenue for the three and six months ended June 30, 2021 decreased $1.8 million and increased $7.0 million, respectively, compared to the corresponding periods in 2020. The service fee revenue decrease for the three months ended June 30, 2021, primarily reflects the elevated online consumer buying activity during the initial stages of the COVID-19 pandemic in the corresponding period in 2020 coinciding with the interim closure of many retail stores, which resulted in much higher online fulfillment related revenues for the Company. While the current period activity continued to reflect the impact from high online fulfillment volumes, including the benefit from new clients, such fulfillment volumes were not as high as in the corresponding three month period in 2020. The increase for the six months ended June 30, 2021 was primarily driven by fulfillment volumes during the three months ended March 31, 2021 being much higher than the pre-pandemic fulfillment volumes in the corresponding three month period in 2020. This increased volume during the three months ended March 31, 2021 over the corresponding three month period in 2020 more than offset the reduction during the quarter ended June 30, 2021.
Certain client contracts supported by the LiveArea segment were not fully transferred to the buyer as part of the LiveArea Transaction. The services provided under these client contracts are currently being managed by PFSweb, and as such, the related service fee revenues, costs of revenues and gross profit previously generated by this LiveArea related activity have been included in our continuing operations. Subsequent to the LiveArea Transaction Date, PFSweb will act as a general contractor for these certain client contracts and the related services will be provided by the former LiveArea business as a subcontractor. Service fee revenue billed under this contractor-subcontractor relationship are expected to be recorded as pass-through revenue and pass-through costs for as long as such contracts continue to be managed directly by PFSweb. Service fee revenues generated under these contracts applicable to our former LiveArea segment of $3.3 million, $3.4 million, $6.4 million and $6.7 million are included in service fee revenue in the condensed consolidated statement of operations for each of the three and six months ended June 30, 2021 and 2020, respectively.
Product revenue, net, for the three and six months ended June 30, 2021, decreased by $1.4 million and $4.6 million, respectively, compared with the corresponding periods in 2020. Product revenue declined as it is primarily dependent on one client, which restructured its operations and discontinued certain product lines. We expect to see continued reduced product revenue as the year continues, as a result of the restructuring of our client and we expect this client relationship to be terminated in the first half of calendar year 2022, resulting in a discontinuance of product revenue activity after such time.
Pass-through revenue for the three and six months ended June 30, 2021 decreased by $0.9 million and $4.9 million, respectively, compared to the corresponding periods in 2020. This was primarily due to reduced freight activity (the primary component of pass-through revenue) applicable to certain client accounts, including the impact of one client’s transition of their freight management activities to an in-house solution, and the reduction of certain social media client related pass-through activities.
Gross margin decreased by 2.4% to 18.6% for the three months ended June 30, 2021 as compared to 20.9% in the same period of the prior year. The decreased gross margin is due to a decrease of our service fee margin of 3.7% to 25.9% for the three months ended June 30, 2021 as compared to 29.6% in the same period of the prior year, primarily as a result of increased fulfillment labor costs. This was somewhat offset by the impact of revenue mix, as the service fee business activity, which generates a higher gross margin than the product revenue and pass-through revenue activity, represents a larger proportion of total revenues for the three months ended June 30, 2021 as compared to the prior year.
Gross margin decreased by 1.1% to 19.3% for the six months ended June 30, 2021 as compared to 20.5% in the same period of the prior year. The service fee margin decreased by 4.2% to 26.1% for the six months ended June 30, 2021 as compared to 30.3% for the same period of the prior year, primarily as a result of increased fulfillment labor rates and PPE related costs. Additionally, our gross margin was negatively impacted by reduced technology-related project activity. This was partially offset by our service fee business, which generates a higher gross margin than the product revenue and pass-through revenue activity representing a larger proportion of our total revenues for the six months ended June 30, 2021, as compared to the same period of the prior year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $3.2 million and $3.5 million for the three and six months ended June 30, 2021, respectively, compared to the corresponding periods in 2020. The increase was primarily attributable to (1) the prior year three and six month periods including a reduction to vacation expense related to a change in policy to allow for the introduction of a flexible vacation policy that was not restricted to time earned by the Company for US employees and (2) increased personnel related costs and (3) increased facility related costs.
Income Taxes
During the three months ended June 30, 2021, we recorded a tax benefit of $0.2 million as compared to tax expense of $0.3 million in the corresponding period of the prior year. During the six months ended June 30, 2021, we recorded a tax expense of $0.1 million as compared to a tax expense of $0.6 million in the corresponding period in 2020.

A valuation allowance has been provided for the majority of our domestic net deferred tax assets, which are primarily related to our net operating loss carryforwards, and for certain foreign deferred tax assets. As a result of the gain on the sale of LiveArea, we expect to reverse a majority of the federal valuation allowance in the third quarter of 2021.
Discontinued Operations
See Note 3. Discontinued Operations and Note 9. Subsequent Events to the unaudited condensed consolidated financial statements included in this Form 10-Q for information regarding discontinued operations.
Liquidity and Capital Resources
In conjunction with the LiveArea Transaction in August 2021, we generated approximately $250.0 million in gross proceeds, of which approximately $62.7 million was used to pay off and extinguish the Company’s Credit Agreement with Regions Bank. Additionally, we incurred approximately $15.0 million in cash-based transaction related costs and used proceeds of approximately $33.0 million to make estimated income tax payments related to the LiveArea Transaction. We currently believe our improved cash position, as a result of the LiveArea Transaction, will satisfy our known operating cash needs, working capital and capital expenditure requirements, debt and lease obligations, loans to our subsidiaries, if needed, and potential distributions to shareholders for at least the next twelve months. However, our cash position may be adversely impacted by the uncertain duration and extent of the COVID-19 pandemic and our ability to adjust our overall cost structure to support a smaller remaining business following the completion of the LiveArea Transaction.
Our cash position increased in the six months ended June 30, 2021, primarily from cash provided by financing activities, partially offset by cash used in investing activities.
Cash Flows from Operating Activities
During the six months ended June 30, 2021, net cash used in operations was $0.3 million, compared to net cash used in operations of $2.8 million in the same period of the prior year. The six months ended June 30, 2021 included a net use of cash related to operations before changes in operating assets and liabilities. The six months ended June 30, 2020 included a benefit from cash income generated from operations before changes in operating assets and liabilities. Such cash use and benefit were then either increased or decreased, depending on period, by the net impact of changes in assets and liabilities, primarily related to the amount and timing of client revenue billings and collections as well as vendor purchasing and payment activity.
Cash Flows from Investing Activities
Cash used in investing activities included capital expenditures of $2.0 million and $1.7 million during the six months ended June 30, 2021 and 2020, respectively, exclusive of property and equipment acquired under debt and finance lease financing, which consisted primarily of capitalized software costs and equipment purchases. Capital expenditures have historically consisted of additions to upgrade our management information systems, development of customized technology solutions to support and integrate with our service fee clients and general expansion and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures to support new facilities, contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate our total investment in additions and upgrades to facilities and information technology solutions and services for the upcoming twelve months, including costs to implement new clients, will be approximately $8.0 million to $10.0 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. To maintain our current operating cash position, a portion of these expenditures may be financed through client reimbursements, debt, operating or finance leases or additional equity.
Cash Flows from Financing Activities
During the six months ended June 30, 2021, cash provided by financing activities was $4.8 million and during the six months ended June 30, 2020, cash provided by financing activities was $1.8 million. The balances in both periods were primarily due to net borrowing and payment activity on our revolving loan and other debt.
Working Capital
During the six months ended June 30, 2021, our working capital decreased to $8.5 million compared to $24.0 million at December 31, 2020, which was primarily a result of our Amended Facility, as defined below, being classified as a current liability as of June 30, 2021 as compared to the Amended Facility's long term debt presentation as of December 31, 2020, as discussed below. This was partially offset by certain assets and liabilities of the LiveArea business being previously treated as long-term assets and liabilities of discontinued operations as of December 31, 2020 and instead being treated as current assets and liabilities as of June 30, 2021 due to the LiveArea Transaction.

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
The IBM Credit Facility contains cross default provisions, various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. The IBM Credit Facility also contains financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and is secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $1.0 million, as per an amended agreement. Furthermore, we are obligated to repay any over-advance made to Supplies Distributors or its subsidiaries under these facilities if they are unable to do so. We have also provided a guarantee of substantially all of the obligations of Supplies Distributors and its subsidiaries to IBM and Ricoh.
Due to the late filing of this Form 10-Q, the Company became in violation of certain of its covenants under the IBM Credit Facility. On December 14, 2021, the Company received a consent from the lender thereunder, which waived the event of default caused by the late filing for an indefinite period of time.
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
As of June 30, 2021 and December 31, 2020, the weighted average interest rate on the revolving loan facility was 2.77% and 2.52%, respectively. In connection with the Amended Facility, the Company paid $0.3 million of fees, which are being amortized through the life of the Amended Facility and are reflected as a net reduction in debt. The Amended Facility is secured by a lien on substantially all of the operating assets of the US entities and a pledge of 65% of the shares of certain of our foreign subsidiaries. The Amended Facility contains cross default provisions, various restrictions upon the Company’s ability to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to subsidiaries, affiliates and related parties, make capital expenditures, make investments and loans, pledge assets, make changes to capital stock ownership structure, as well as financial covenants, as defined, of a minimum consolidated fixed charge ratio and a maximum consolidated leverage ratio.
Due to the late filing of this Form 10-Q, the Company was in violation of certain of its covenants under the Amended Facility. On August 11, 2021, the Company received a consent from the lenders thereunder, which waived the event of default caused by the late filing, and extended the delivery date of this Form 10-Q until August 31, 2021. While this waiver was not extended beyond this date, in connection with LiveArea Transaction all amounts outstanding under the Amended Facility were paid in full on August 25, 2021 and this Amended Facility was terminated. All amounts outstanding under the Amended Facility at June 30, 2021 have been included in current portion of long-term debt and finance lease obligations on the June 30, 2021 condensed consolidated balance sheet. See Note 9. Subsequent Events to the unaudited condensed consolidated financial statements included in this Form 10-Q for additional information on our sale of LiveArea.
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
ITEM 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO” and together with the CEO, the “Certifying Officers”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Based upon this evaluation, and the above criteria, our CEO and CFO concluded that due to the material weaknesses described below, the Company’s disclosure controls and procedures were not effective as of June 30, 2021.
Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
During the three months ended June 30, 2021, we identified a material weakness in our internal control over financial reporting relating to accounting for unusual transactions. Specifically, deficiencies were identified relating to the financial reporting requirements triggered by the LiveArea Transaction, including the required financial statement presentation of discontinued operations.
During the three months ended June 30, 2021 we further identified deficiencies in various aspects of our income tax controls related to the preparation and review of our income tax provision, including the tax complexities triggered by the disposition of LiveArea in multiple jurisdictions as part of the LiveArea Transaction, which management concluded such deficiencies aggregated to a material weakness.
In addition, we identified a material weakness in internal control over financial reporting related to ineffective information technology general controls (“ITGCs”) in the areas of user access and segregation of duties related to administration of certain information technology (“IT”) systems that support the Company’s financial reporting processes. These control deficiencies were a result of inadequate risk-assessment processes to identify and assess user access and change management controls in certain IT systems.
Notwithstanding the material weaknesses described above and the previously identified material weakness related to our revenue process noted below, our management, including our CEO and CFO, concluded that the consolidated financial statements in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021 fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented, in conformity with GAAP. However, because the material weaknesses create a reasonable possibility that a material misstatement to our consolidated financial statements may not have been prevented or detected on a timely basis, the Company’s management concluded that at June 30, 2021, the Company’s internal control over financial reporting was ineffective.
Management’s Plan for Remediation
In response to these material weaknesses, management, with oversight of the Audit Committee of the Board of Directors, has identified and begun to implement steps to remediate the material weaknesses. Specifically:
•The Company has hired additional accounting personnel (including temporary personnel with requisite accounting and reporting experience) to fill needed roles and assist in our accounting and financial reporting.
•The Company has engaged a third-party advisory accounting firm to fill needed roles and assist in proper accounting and financial reporting for income taxes.
•Regarding the ITGC deficiencies, the Company has identified and implemented mitigating controls that will continue through the remainder of 2021. Our remediation plan with respect to such ITCG deficiencies also included the training of personnel tasked with reviewing IT system change management and user access. Subject to testing of the effectiveness of the mitigating controls, management believes the implemented mitigating controls will remediate this material weakness as of December 31, 2021.
The Company continues to implement certain remediation actions and continues to test and evaluate the elements of the remediation plan. Other potential remediation activities that may be considered include training of employees and the design and implementation of mitigating controls.
Previously Reported Material Weakness in Internal Control over Financial Reporting
As previously described in Part II—Item 9A – Controls and Procedures of our Annual Report, our management concluded that the Company did not design, implement, and operate effective process-level control activities related to order-to-cash process (specifically controls over revenue recognition pertaining to client invoicing) resulting in deficiencies in our process-level control activities. We have held meetings with the invoice preparers to emphasize the importance of ensuring all backup is up to date and prices are agreed to current contracts, as well as the importance of an overall self-review; however, we have not remediated the material weakness as of the date of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021.
We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Other than discussed above, during the three months ended June 30, 2021, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None.

ITEM 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I - Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and the risk factors and other information included or incorporated by reference in this Report before making an investment decision regarding our common stock. If any of these risks were to actually occur, our business, financial condition or operating results would likely suffer, possibly materially, the trading price of our common stock could decline, and you could lose part or all of your investment.
The risk factors below update, and should be read in connection with, the risk factors and information discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Since we have not met the Nasdaq Global Market continued listing standards, Nasdaq may delist our common stock which could have a material adverse effect on our company, the price of our common stock and your ability to sell our common stock.
The continued listing of our common stock on the Nasdaq Global Market is subject to our compliance with Nasdaq listing standards. As previously disclosed, we have received notices from Nasdaq Stock Market that we are not in compliance with the periodic filing requirements for continued listing set forth in Nasdaq Listing Rule 5250(c)(1) (the “Listing Requirements”) because we did not timely file with the SEC our Quarterly Reports on Form 10-Q for the periods ended June 30, 2021 and September 30, 2021 (the “Delinquent Reports”).
Nasdaq has provided us with a deadline of February 7, 2022 to file with the SEC the Delinquent Reports. We have by the deadline filed our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021, but we have not been able to file our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021 by the Nasdaq deadline. As such, we expect to receive a delisting notification from Nasdaq on or around February 8, 2022.After the receipt of the delisting notice, we plan to request a hearing before the Nasdaq Listing Qualifications Panel and a stay of the delisting. We may not be successful in such an appeal process and our common stock could ultimately be delisted from the Nasdaq Global Market.
A delisting from Nasdaq could adversely affect our relationships with our business partners, vendors, clients and potential clients and our ability to attract and retain employees by means of equity compensation. If our common stock ultimately were to be delisted for any reason, trading of our common stock thereafter would be conducted on the over-the-counter market, or in the so-called “pink sheets.” As a consequence, our stockholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of, our common stock. A delisting could further adversely impact us by (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could adversely impact our ability to raise equity financing; and (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets.
We have identified material weaknesses in our internal control over financial reporting which, if not timely remediated, may adversely affect the accuracy and reliability of our financial statements, and our reputation, business, and the price of our common stock, as well as lead to a loss of investor confidence in us.
We are required under the Sarbanes-Oxley Act and related rules and regulations to maintain internal control over financial reporting and disclosure controls and procedures in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. GAAP.
As described in Part II, Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K as of December 31, 2020, we determined that we had material weaknesses in our revenue process and in "Item 4, Controls and Procedures" of this Quarterly Report on Form 10-Q, we further concluded that our internal controls over financial reporting and our disclosure controls and procedures were not effective as of June 30, 2021 as a result of deficiencies in (1) accounting for and reporting on unusual transactions (the LiveArea Transaction) and (2) our income tax controls and income tax provision process. For a discussion of these material weaknesses, please see “Part II—Item 9A. Controls and Procedures,” of our Form 10-K for December 31, 2020 filed on March 31, 2021 and “Item 4. Controls and Procedures” of this Quarterly Report on Form 10-Q for June 30, 2021.
The material weaknesses identified did not result in any material adjustments or restatements of our audited and unaudited consolidated financial statements or disclosures for any prior period previously reported by the Company. Until we fully remediate these weaknesses, it may be more difficult for us to report results accurately and on time and we may rely significantly on manual procedures to assist us with meeting the objectives otherwise fulfilled by an effective control environment and need to engage third-party advisory accounting firms to assist with financial report around our income taxes. The implementation of new procedures and controls and the addition of hiring staff and advisory firms could be costly and distract management from other activities. While we are working to address our internal control over financial reporting, we cannot be certain that our efforts will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future and we expect to incur additional audit fees related to incremental procedures performed and we may see a decline in our stock price due to reduced investor confidence.
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
None.

ITEM 5. Other Information
None.

ITEM 6. Exhibits
a)    Exhibits:

Exhibit No.	Description of Exhibits
2.1
Stock Purchase Agreement, dated as of July 2, 2021, by and among PFSweb, Inc., Priority Fulfillment Services, Inc., RevTech Solutions India Private Limited, Merkle, Inc. and Dentsu Aegis Network India Private Limited.

2.1.1
Amendment to Stock Purchase Agreement, dated as of August 26, 2021, by and among PFSweb, Inc., Priority Fulfillment Services, Inc., RevTech Solutions India Private Limited, Merkle, Inc. and Dentsu Aegis Network India Private Limited.

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
4.1.8
Amendment No. 8 to Rights Agreement, dated as of August 24, 2021 between the Company and Computershare Inc., successor in interest to Computershare Shareowner Services LLC (formerly known as Mellon Investor Services LLC,) as successor to ChaseMellon Shareholder Services, LLC., as rights agent.

10.101*	Transaction Bonus Agreement by and between PFSweb, Inc., Priority Fulfillment Services, Inc. and James Butler, dated as of August 25, 2021.
10.102*	Transaction Bonus Agreement by and between PFSweb, Inc., Priority Fulfillment Services, Inc. and Michael Willoughby, dated as of July 2, 2021.
10.103*	Transaction Retention Bonus Agreement by and between Zach Thomann and Priority Fulfillment Services, Inc. dated as of January 18, 2022
10.105*	Form of STI 2021 Company Performance Based Cash Award
10.106*	Form of STI 2021 Company Performance Based Share Award
10.107*	Form of LTI 2021 Performance Based Restricted Stock Unit Award
10.108*	Form of LTI 2021 Time Based Restricted Stock Unit Award
10.109*	Form of LTI 2021 TSR Performance Share Award
31.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following unaudited financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Shareholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.
104**	Cover Page Interactive Data file, formatted in Inline XBRL (included as Exhibit 101).

*    Denotes management or compensatory agreements
**    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 7, 2022

PFSweb, Inc.

By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer
Executive Vice President