Form 10-Q
period 2021-09-30
PFSWEB INC
filed 2022-03-10
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
FORM 10-Q
__________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No   ☒
As of March 6, 2022, there were 22,160,376 shares of registrant’s common stock outstanding.

PFSWEB, INC. AND SUBSIDIARIES
Form 10-Q
INDEX

PART I. FINANCIAL INFORMATION		Page Number

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	4

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2021 and 2020	5

	Unaudited Condensed Consolidated Statements of Shareholders' Equity for the Three and Nine Months Ended September 30, 2021 and 2020	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	8

	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosure	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

SIGNATURES		30

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

PFSWEB, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	(Unaudited) September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$193,999	$10,359
Restricted cash	214	214
Accounts receivable, net of allowance for doubtful accounts of $862 and $611 at September 30, 2021 and December 31, 2020, respectively	53,139	69,594
Inventories, net of reserves of $107 and $96 at September 30, 2021 and December 31, 2020, respectively	3,210	3,644
Other receivables	4,164	3,314
Prepaid expenses and other current assets	5,483	7,524
Current assets of discontinued operations	—	13,920
Total current assets	260,209	108,569
Property and equipment:
Cost	98,151	97,343
Less: accumulated depreciation	(79,785)	(79,826)
	18,366	17,517
Operating lease right-of-use assets, net	38,265	34,350
Goodwill	22,195	22,358
Other assets	3,582	385
Long-term assets of discontinued operations	—	31,717
Total assets	$342,617	$214,896
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$26,595	$34,613
Accrued expenses	23,256	25,381
Income taxes payable	31,528	861
Current portion of operating lease liabilities	10,337	9,399
Current portion of long-term debt and finance lease obligations	310	3,411
Deferred revenues	2,211	4,595
Current liabilities of discontinued operations	—	6,285
Total current liabilities	94,237	84,545
Long-term debt and finance lease obligations, less current portion	98	39,069
Deferred revenue, less current portion	1,330	1,341
Operating lease liabilities, less current portion	32,452	30,012
Other liabilities	6,131	5,286
Long-term liabilities of discontinued operations	—	545
Total liabilities	134,248	160,798

Commitments and Contingencies

Shareholders' equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 21,244,350 and 20,408,558 issued and 21,210,883 and 20,375,091 outstanding at September 30, 2021 and December 31, 2020, respectively	21	20
Additional paid-in capital	175,675	168,244
Retained earnings (accumulated deficit)	33,797	(113,712)
Accumulated other comprehensive loss	(999)	(329)
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	208,369	54,098
Total liabilities and shareholders’ equity	$342,617	$214,896

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Service fee revenue	$44,275	$42,383	$132,804	$123,961
Product revenue, net	4,096	4,229	12,896	17,677
Pass-through revenue	12,970	12,661	37,444	42,053
Total revenues	61,341	59,273	183,144	183,691
Costs of Revenues:
Cost of service fee revenue	33,383	31,524	98,776	88,357
Cost of product revenue	3,895	4,019	12,265	16,732
Cost of pass-through revenue	12,970	12,661	37,444	42,053
Total costs of revenues	50,248	48,204	148,485	147,142
Gross profit	11,093	11,069	34,659	36,549
Selling, general and administrative expenses	16,161	14,083	44,768	39,159
Loss from operations	(5,068)	(3,014)	(10,109)	(2,610)
Interest expense, net	165	365	873	1,154
Loss on extinguishment of debt	426	—	426	—
Loss from continuing operations before income taxes	(5,659)	(3,379)	(11,408)	(3,764)
Income tax expense, net	1,152	217	1,276	821
Net loss from continuing operations	(6,811)	(3,596)	(12,684)	(4,585)

Income from discontinued operations before income taxes	197,920	1,152	196,508	1,385
Income tax expense, net	33,758	241	36,315	436
Net income from discontinued operations	164,162	911	160,193	949

Net income (loss)	$157,351	$(2,685)	$147,509	$(3,636)

Basic earnings (loss) per share:
Net loss from continuing operations per share	$(0.32)	$(0.18)	$(0.60)	$(0.23)
Net income from discontinued operations per share	7.71	0.05	7.57	0.05
Basic earnings (loss) per share	$7.39	$(0.13)	$6.97	$(0.18)
Diluted earnings (loss) per share:
Net loss from continuing operations per share	$(0.32)	$(0.18)	$(0.60)	$(0.23)
Net income from discontinued operations per share	7.71	0.05	7.57	0.05
Diluted earnings (loss) per share	$7.39	$(0.13)	$6.97	$(0.18)
Weighted average number of shares outstanding:
Basic	21,282	20,211	21,164	19,899
Diluted	21,282	20,211	21,164	19,899
Comprehensive income (loss):
Net income (loss)	$157,351	$(2,685)	$147,509	$(3,636)
Foreign currency translation adjustment	(34)	944	(343)	(77)
Reclassifications of foreign currency translation adjustments realized upon disposal of business	(327)	—	(327)	—
Total comprehensive income (loss)	$156,990	$(1,741)	$146,839	$(3,713)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Thousands, Except Share Data)

	Three Months Ended September 30, 2021

				Retained	Accumulated
			Additional	Earnings	Other			Total
	Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Equity
Balance, June 30, 2021	21,209,300	$21	$170,486	$(123,554)	$(638)	33,467	$(125)	$46,190
Net income	—	—	—	157,351	—	—	—	157,351
Stock-based compensation	—	—	4,962	—	—	—	—	4,962
Exercise of stock options	35,050	—	227	—	—	—	—	227
Issuance of shares under stock-based compensation awards	—	—	—	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	(361)	—	—	(361)
Balance, September 30, 2021	21,244,350	$21	$175,675	$33,797	$(999)	33,467	$(125)	$208,369

	Nine Months Ended September 30, 2021

				Retained	Accumulated
			Additional	Earnings	Other			Total
	Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Equity
Balance, December 31, 2020	20,408,558	$20	$168,244	$(113,712)	$(329)	33,467	$(125)	$54,098
Net income	—	—	—	147,509	—	—	—	147,509
Stock-based compensation	—	—	8,417	—	—	—	—	8,417
Exercise of stock options	178,133	—	923	—	—	—	—	923
Issuance of shares under stock-based compensation awards	657,659	1	(1)	—	—	—	—	—
Tax withholding on shares under stock-based compensation awards	—	—	(1,908)	—	—	—	—	(1,908)
Foreign currency translation	—	—	—	—	(670)	—	—	(670)
Balance, September 30, 2021	21,244,350	$21	$175,675	$33,797	$(999)	33,467	$(125)	$208,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (cont.)
(In Thousands, Except Share Data)

	Three Months Ended September 30, 2020

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity
Balance, June 30, 2020	19,976,731	$19	$163,139	$(109,694)	$(2,322)	33,467	$(125)	$51,017
Net loss	—	—	—	(2,685)	—	—	—	(2,685)
Stock-based compensation	—	—	3,235	—	—	—	—	3,235
Exercise of stock options	41,583	—	226	—	—	—	—	226
Issuance of shares under stock-based compensation awards	263,324	1	—	—	—	—	—	1
Tax withholding on shares under stock-based compensation awards	—	—	(396)	—	—	—	—	(396)
Foreign currency translation adjustment, net of taxes	—	—	—	—	944	—	—	944
Balance, September 30, 2020	20,281,638	$20	$166,204	$(112,379)	$(1,378)	33,467	$(125)	$52,342

	Nine Months Ended September 30, 2020

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Equity
Balance, December 31, 2019	19,465,877	$19	$158,192	$(108,743)	$(1,301)	33,467	$(125)	$48,042
Net loss	—	—	—	(3,636)	—	—	—	(3,636)
Stock-based compensation	—	—	8,934	—	—	—	—	8,934
Exercise of stock options	76,083	—	352	—	—	—	—	352
Issuance of shares under stock-based compensation awards	739,678	1	—	—	—	—	—	1
Tax withholding on shares under stock-based compensation awards	—	—	(1,274)	—	—	—	—	(1,274)
Foreign currency translation adjustment, net of taxes	—	—	—	—	(77)	—	—	(77)
Balance, September 30, 2020	20,281,638	$20	$166,204	$(112,379)	$(1,378)	33,467	$(125)	$52,342

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$147,509	$(3,636)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,208	6,278
Loss on early extinguishment of debt	426	—
Gain on LiveArea Transaction	(200,817)	—
Deferred income taxes	2,717	126
Stock-based compensation expense	8,417	8,934
Other	95	494
Changes in operating assets and liabilities:
Accounts receivable	9,129	15,901
Inventories	410	(1,790)
Prepaid expenses, other receivables and other assets	(617)	(194)
Operating leases	(448)	(1,033)
Income taxes payable	30,211	573
Trade accounts payable, deferred revenues, accrued expenses and other liabilities	(6,409)	(24,150)
Net cash provided by (used in) operating activities	(3,169)	1,503

Cash flows from investing activities:
Purchases of property and equipment	(4,815)	(2,755)
Proceeds from LiveArea Transaction, net of cash divested	236,358	—
Proceeds from sale of property and equipment	31	145
Net cash provided by (used in) investing activities	231,574	(2,610)

Cash flows from financing activities:
Net proceeds from issuance of common stock	923	352
Taxes paid on behalf of employees for withheld shares	(1,908)	(1,274)
Payments on finance lease obligations	(732)	(968)
Payments on revolving loan	(160,181)	(88,407)
Borrowings on revolving loan	126,681	90,407
Payments on other debt	(10,046)	(1,414)
Borrowings on other debt	49	148
Net cash used in financing activities	(45,214)	(1,156)

Effect of exchange rates on cash, cash equivalents and restricted cash	57	226
Net increase (decrease) in cash and cash equivalents	183,248	(2,037)

Cash and cash equivalents, beginning of period	10,359	11,354
Restricted cash, beginning of period	214	214
Cash and cash equivalents discontinued operations, beginning of period	392	1,080
Cash, cash equivalents and restricted cash, beginning of period	10,965	12,648

Cash and cash equivalents, end of period	193,999	8,940
Restricted cash, end of period	214	214
Cash and cash equivalents discontinued operations, end of period	—	1,457
Cash, cash equivalents and restricted cash, end of period	$194,213	$10,611

Supplemental cash flow information:
Cash paid for income taxes	$6,293	$1,079
Cash paid for interest	$763	$1,078
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and finance leases	$2,139	$4,454
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of PFSweb, Inc. and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all normal and recurring adjustments necessary to present fairly the unaudited condensed consolidated balance sheets, statements of operations and comprehensive income (loss), statements of shareholders' equity, and statements of cash flows for the periods indicated. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. This report should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020.  We refer to PFSweb, Inc. and its consolidated subsidiaries collectively as “PFSweb,” the “Company,” “us,” “we” and “our” in these unaudited condensed consolidated financial statements.
In July 2021, we announced an agreement to sell our LiveArea Professional Services business unit ("LiveArea") and the divestiture was completed on August 25, 2021 ("the LiveArea Transaction"). All periods presented in the Company's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021 (this "Form 10-Q") have been recast to present LiveArea as a discontinued operation. Results of our operations for interim periods may not be indicative of results for the full fiscal year. See Note 3. Discontinued Operations for additional information on our sale of LiveArea.
Revision of previously issued consolidated financial statements
In connection with the preparation of its financial statements for the quarter ended June 30, 2021, the Company identified an immaterial error related to deferred income taxes that were incorrectly recorded in prior periods. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the materiality of this error both quantitatively and qualitatively and determined that it was not material to any previously issued interim or annual consolidated financial statements. However, adjusting for the cumulative effect of this error in the consolidated statement of operations and comprehensive income (loss) for the three months ended June 30, 2021 would be material to the Company’s results for that period as the cumulative amount of the error increased over time. As such, the Company has revised its previously issued consolidated balance sheet as of December 31, 2020 and its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2020 to correct the error.
The accompanying financial statements and relevant footnotes to the condensed consolidated financial statements in this Form 10-Q have been revised to correct for the immaterial error discussed above. The tables below provide reconciliations of our previously reported amounts to our revised amounts to correct for the immaterial error and to recast certain amounts in order to present LiveArea as a discontinued operation in the Company's consolidated balance sheet as of December 31, 2020 and its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2020. See Note 3. Discontinued Operations.
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

The effect of the above adjustments on the consolidated statement of operations and comprehensive income (loss) for the three months ended September 30, 2020 is as follows (in thousands, except per share data):

	Three Months Ended September 30, 2020
		Adjustments
	As Previously Reported	Discontinued Operations	Deferred Tax Asset	As Revised
Income from discontinued operations before income taxes	$—	$1,152	$—	$1,152
Income tax expense (benefit), net	—	375	(134)	241
Net income from discontinued operations	—	777	134	911
Net income (loss)	$(2,819)	$—	$134	$(2,685)

Basic earnings (loss) per share:
Net income (loss) from discontinued operations per share	$—	$0.04	$0.01	$0.05
Basic income (loss) per share	$(0.14)	$—	$0.01	$(0.13)
Diluted earnings (loss) per share:
Net income (loss) from discontinued operations per share	$—	$0.04	$0.01	$0.05
Diluted income (loss) per share	$(0.14)	$—	$0.01	$(0.13)

Comprehensive income (loss):
Net income (loss)	$(2,819)	$—	$134	$(2,685)
Total comprehensive income (loss)	$(1,875)	$—	$134	$(1,741)

The effect of the above adjustments on the consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2020 is as follows (in thousands, except per share data):

	Nine Months Ended September 30, 2020
		Adjustments
	As Previously Reported	Discontinued Operations	Deferred Tax Asset	As Revised
Income from discontinued operations before income taxes	$—	$1,385	$—	$1,385
Income tax expense (benefit), net	—	837	(401)	436
Net income from discontinued operations	—	548	401	949
Net income (loss)	$(4,037)	$—	$401	$(3,636)

Basic earnings (loss) per share:
Net income (loss) from discontinued operations per share	$—	$0.03	$0.02	$0.05
Basic income (loss) per share	$(0.20)	$—	$0.02	$(0.18)
Diluted earnings (loss) per share:
Net income (loss) from discontinued operations per share	$—	$0.03	$0.02	$0.05
Diluted income (loss) per share	$(0.20)	$—	$0.02	$(0.18)
Comprehensive income (loss):
Net income (loss)	$(4,037)	$—	$401	$(3,636)
Total comprehensive income (loss)	$(4,114)	$—	$401	$(3,713)

The effect of the above adjustments on the consolidated statement of shareholders’ equity for the three months ended September 30, 2020 is as follows (in thousands):

	Three Months Ended September 30, 2020
		Adjustments
Accumulated deficit	As Previously Reported	Discontinued Operations	Deferred Tax Asset	As Revised
Balance, June 30, 2020	$(111,161)	$—	$1,467	$(109,694)
Net loss	(2,819)	—	134	(2,685)
Balance, September 30 2020	$(113,980)	$—	$1,601	$(112,379)

The effect of the above adjustments on the consolidated statement of shareholders’ equity for the nine months ended September 30, 2020 is as follows (in thousands):

	Nine Months Ended September 30, 2020
		Adjustments
Accumulated deficit	As Previously Reported	Discontinued Operations	Deferred Tax Asset	As Revised
Balance, December 31, 2019	$(109,943)	$—	$1,200	$(108,743)
Net loss	(4,037)	—	401	(3,636)
Balance, September 30 2020	$(113,980)	$—	$1,601	$(112,379)

The effect of the above adjustments on the consolidated statement of cash flows for the nine months ended September 30, 2020 is as follows (in thousands):

	Nine Months Ended September 30, 2020
		Adjustments
	As Previously Reported	Discontinued Operations	Deferred Tax Asset	As Revised
Cash flows from operating activities:
Net loss	$(4,037)	$—	$401	$(3,636)
Deferred income taxes	$527	$—	$(401)	$126
Net cash provided by operating activities	$1,503	$—	$—	$1,503

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
Furthermore, we considered the impact of the COVID-19 pandemic on the use of estimates and assumptions used for financial reporting and determined that there was no adverse material impact to our results of operations for the three and nine months ended September 30, 2021; however, the extent and duration of future impacts of the COVID-19 pandemic and any resulting economic impact are largely unknown and difficult to predict due to these unknown factors which may have a material impact on our financial position and results of operations in the future.
Income Taxes
For the three and nine months ended September 30, 2021 and 2020, we have utilized the discrete effective tax rate method, as allowed by Accounting Standards Codification (“ASC”) 740-270-30-18, “Income Taxes—Interim Reporting,” to calculate the interim income tax provision. The discrete method is applied when the application of the estimated annual effective tax rate is impractical because it is not possible to reliably estimate the annual effective tax rate. The discrete method treats the year to date period as if it was the annual period and determines the income tax expense or benefit on that basis. We believe that, at this time, the use of this discrete method is more appropriate than the annual effective tax rate method as (i) the estimated annual effective tax rate method is not reliable due to the high degree of uncertainty in estimating annual pretax earnings by certain jurisdiction and (ii) our ongoing assessment that the recoverability of our deferred tax assets is not likely in certain jurisdictions.
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

3. Discontinued Operations
On July 2, 2021, the Company entered into a definitive agreement to sell LiveArea for approximately $250.0 million in cash, subject to certain adjustments and customary closing conditions including receipt of regulatory approvals. As of June 30, 2021, the Company met the criteria set forth in ASC 205-20, "Presentation of Financial Statements - Discontinued Operations," therefore, the LiveArea segment has been presented as a discontinued operation in the Company's June 30, 2021 Form 10-Q and is reported as a discontinued operation in this Form 10-Q for the three and nine months periods ended September 30, 2021 and 2020.
The LiveArea Transaction closed on August 25, 2021 for gross proceeds of approximately $250.0 million in cash, resulting in a pre-tax gain of $200.8 million. The Company incurred approximately $15 million in cash-based transaction related costs during 2021 and used proceeds of approximately $35 million to make estimated income tax payments related to the LiveArea Transaction, of which approximately $30 million was paid during the December 2021 quarter.
In connection with the LiveArea Transaction, the Company entered into a transition services agreement with the purchaser to provide certain accounting and administrative services for a period of up to twelve months. Income generated from transition services provided to the purchaser were $0.4 million for the three and nine months ended September 30, 2021 and are recorded in selling, general and administrative expenses from continuing operations in the condensed consolidated statement of operations and comprehensive income (loss).
Additionally, in connection with the LiveArea Transaction, in July 2021 the Company's Board of Directors approved a modification to the Company's existing stock-based compensation plans to provide for accelerated vesting of certain restricted stock awards and stock options for LiveArea personnel. As a result of the LiveArea Transaction, approximately 635,000 shares of restricted stock and approximately 160,000 stock options previously awarded to certain executives and employees were accelerated and fully vested on August 25, 2021. Also as a result of the LiveArea Transaction, the Company's Board of Directors approved the full payout of the 2021 cash compensation plan to certain LiveArea executives and employees. We recorded incremental compensation expense of $3.3 million and $0.3 million related to the stock-based compensation modification and full targeted payout of the 2021 cash compensation plan, respectively, which is included in net income (loss) from discontinued operations on the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended September 30, 2021.
Furthermore, certain executives and employees of PFSweb, inclusive of certain LiveArea personnel, received cash transaction bonuses as a result of the successful completion of the LiveArea Transaction. We recorded compensation expense of $3.5 million for executives and employees of the LiveArea business segment, which is included in net income (loss) from discontinued operations on the condensed consolidated statement of operations and comprehensive income (loss) for each of the three and nine months ended September 30, 2021. In addition, we recorded compensation expense of $1.0 million for the executives and employees of PFSweb, which is included in selling, general and administrative expense on the condensed consolidated statement of operations and comprehensive income (loss) for each of the three and nine months ended September 30, 2021. Furthermore, a total of $0.7 million of compensation expense will be reflected in the results of continuing operations during the period from October 1, 2021 through March 31, 2022.
As a result of the LiveArea Transaction, we now only operate in one business segment, PFS Operations, and therefore will no longer present segment data.

At September 30, 2021 there were no remaining assets and liabilities of LiveArea following the close of the LiveArea Transaction. The following table presents the carrying amount of major classes of assets and liabilities of LiveArea and a reconciliation to the amounts reported in the condensed consolidated balance sheet (in thousands):

December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$392
Accounts receivable, net of allowance for doubtful accounts of $854	11,184
Related party receivable	730
Other receivables	444
Prepaid expenses and other current assets	1,170
Current assets of discontinued operations	13,920
Property and equipment, net	1,661
Operating lease right-of use assets	632
Identifiable intangibles, net	665
Goodwill	23,257
Other assets	5,502
Long-term assets of discontinued operations	31,717
Total assets of discontinued operations	$45,637
LIABILITIES
Current liabilities:
Trade accounts payable	$1,035
Accrued expenses	4,639
Current portion of operating lease liabilities	88
Current portion of long-term debt and finance lease obligations	3
Deferred revenues	520
Current liabilities of discontinued operations	6,285
Long-term debt and capital lease obligations, less current portion	4
Operating lease liabilities	541
Long-term liabilities of discontinued operations	545
Total liabilities of discontinued operations	$6,830

The following table presents the major components of net income of LiveArea through the August 25, 2021 LiveArea Transaction close date and a reconciliation to the amounts reported in the unaudited condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Service fee revenue	$13,616	$17,563	$50,197	$52,256
Pass-through revenue	159	—	159	—
Related party revenue	—	248	574	272
Total revenues	13,775	17,811	50,930	52,528
Costs of revenues:
Cost of service fee revenue	7,134	9,353	27,173	28,001
Cost of pass-through revenue	159	—	159	—
Total costs of revenues	7,293	9,353	27,332	28,001
Gross profit	6,482	8,458	23,598	24,527
Selling, general and administrative expenses	(9,379)	(7,306)	(27,906)	(23,142)
Interest expense, net	—	—	(1)	—
Gain on sale	200,817	—	200,817	—
Income from discontinued operations before income taxes	197,920	1,152	196,508	1,385
Income tax expense	33,758	241	36,315	436
Net income from discontinued operations	$164,162	$911	$160,193	$949

The following table presents the depreciation and amortization, capital expenditures and significant noncash operating items of LiveArea for through the August 25, 2021 LiveArea Transaction close date (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities discontinued operations:
Depreciation and amortization	$457	$787
Stock-based compensation expense	$4,613	$3,316

Cash flows from investing activities discontinued operations:
Capital expenditures	$159	$21
Proceeds from sales of discontinued operations, net of cash divested	$236,358	$—

4. Revenue from Contracts with Clients and Customers
Contract Assets and Contract Liabilities
Costs to fulfill contract assets decreased $2.6 million from December 31, 2020 to September 30, 2021, due to approximately $4.6 million of amortization and recognition of costs, offset by approximately $2.0 million from new projects in the nine months ended September 30, 2021. Costs to fulfill contract assets relate to deferred costs, which are included within other current assets and/or other assets, and software development costs, which are included within property and equipment, in our condensed consolidated balance sheets.
Contract liabilities decreased $0.6 million from December 31, 2020 to September 30, 2021, due to approximately $11.4 million of amortization and recognition of revenue, offset by approximately $10.8 million from new projects in the nine months ended September 30, 2021.  Contract losses recognized for the nine months ended September 30, 2021 were not material. Accrued contract liabilities are included within accrued expenses in our condensed consolidated balance sheets.
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits (contract liabilities) on the condensed consolidated balance sheets. Changes in the contract asset and liability balances during the nine months ended September 30, 2021 were not materially impacted by any other factors.

Contract balances consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Contract Assets
Costs to fulfill	$2,975	$5,575
Total contract assets	$2,975	$5,575
Contract Liabilities
Accrued contract liabilities	$2,968	$1,214
Deferred revenue	3,541	5,936
Total contract liabilities	$6,509	$7,150

Remaining performance obligations represent the transaction price of firm orders for which work has not yet been performed. The amount reported for remaining performance obligations does not include 1) contracts that are less than one year in duration, 2) contracts for which we recognize revenue based on the right to invoice for services performed, or 3) variable consideration allocated entirely to a wholly unsatisfied performance obligation. Much of our revenue qualifies for one of these exemptions. As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or more was $5.1 million. We expect to recognize revenue on approximately 46% of the remaining performance obligations in 2021, 42% in 2022, and the remaining recognized thereafter.
Disaggregation of Revenues
The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by timing of revenue recognition (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Over time	$57,245	$55,044	$170,248	$166,014
Point-in-time	4,096	4,229	12,896	17,677
Total revenues	$61,341	$59,273	$183,144	$183,691

The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues by region:
North America	$55,287	$47,130	$154,574	$147,125
Europe	6,054	12,143	28,570	36,566
Total revenues	$61,341	$59,273	$183,144	$183,691

5. Inventory Financing

Supplies Distributors, an indirect wholly-owned subsidiary of the Company, has a short-term credit facility with Peridot Financing Solutions (as successor to IBM Credit LLC) and its assignees (“IBM Credit Facility”) to finance its purchase and distribution of Ricoh products in the United States, providing financing for eligible Ricoh inventory and certain receivables up to $7.5 million, as per an amended agreement. The agreement has no stated maturity date and provides either party the ability to exit the facility following a 90-day notice. In December 2021, Supplies Distributors entered into Amendment No. 22 to the IBM Credit Facility. The amended IBM Credit Facility adjusted the maximum borrowing under the facility from $7.5 million to $5.5 million and lowered the collateral insurance amount to $5.5 million.
Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, we have classified the outstanding amounts under this facility, which were $3.1 million and $3.6 million as of September 30, 2021 and December 31, 2020, respectively, as trade accounts payable in the condensed consolidated balance sheets. As of September 30, 2021, Supplies Distributors had $1.0 million of available credit under this facility. The IBM Credit Facility contains cross default provisions and various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. The IBM Credit Facility also contains financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and is secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $1.0 million, as per an amended agreement. Borrowings under the IBM Credit Facility accrue interest, after a defined free financing period, at prime rate plus 0.5%, which resulted in a weighted average interest rate of 3.75% for both September 30, 2021 and December 31, 2020. As of September 30, 2021, the Company was in compliance with all financial covenants under the IBM Credit Facility, however, due to the late filing of its June 30, 2021 Form 10-Q and this Form 10-Q, the Company became in violation of certain of its covenants under the IBM Credit Facility. On December 14, 2021, the Company received a consent from the lender thereunder, which waived the event of default caused by the late filing for an indefinite period of time.

6. Debt and Finance Lease Obligations
Outstanding debt and finance lease obligations consist of the following (in thousands):

	September 30, 2021	December 31, 2020
U.S. Credit Agreement
Revolver	$—	$33,500
Equipment loan	—	8,035
Debt issuance costs	—	(224)
Finance Leases	322	1,049
Other	86	120
Total	408	42,480
Less current portion of long-term debt	310	3,411
Long-term debt, less current portion	$98	$39,069
U.S. Credit Agreement
Until August 25, 2021, we had a credit agreement, which was later amended (“Amended Facility”) with Regions Bank and certain other banking parties. The Amended Facility provided revolving loan availability up to $60.0 million, with the ability for an increase of $20.0 million, and had a maturity date of November 1, 2023. Borrowings under the Amended Facility accrued interest at a variable rate based on prime rate or LIBOR, plus an applicable margin. At December 31, 2020 the weighted average interest rate on the Amended Facility was 2.52%.
Due to the late filing of its Form 10-Q for the period ended June 30, 2021, the Company was in violation of certain of its covenants under the Amended Facility. On August 11, 2021, the Company received a consent from the lenders thereunder, which waived the event of default caused by the late filing, and extended the delivery date of the Form 10-Q until August 31, 2021.
On August 25, 2021, the Company used $62.5 million of the LiveArea Transaction proceeds to fully repay and extinguish its Amended Facility. As a result of the full repayment of our Amended Facility, we recognized a $0.4 million loss on extinguishment of debt on the condensed consolidated statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2021.

7. Income Taxes
For the three months ended September 30, 2021, loss from continuing operations before income taxes was $5.7 million and income tax expense was $1.2 million resulting in an effective tax rate of (20.4)%. For the nine months ended September 30, 2021, loss from continuing operations before income taxes was $11.4 million and income tax expense was $1.3 million resulting in an effective tax rate of (11.2)%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2021 primarily due to the valuation allowance and a deferred tax true-up to stock-based compensation. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2021 primarily due to nondeductible expenses, the valuation allowance and a deferred tax true-up to stock-based compensation.
For the three months ended September 30, 2020, loss from continuing operations before income taxes was $3.4 million and income tax expense was $0.2 million resulting in an effective tax rate of (6.4)%. For the nine months ended September 30, 2020, loss from continuing operations before income taxes was $3.8 million and income tax expense was $0.8 million resulting in an effective tax rate of (21.8)%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2020 primarily due to state tax expense. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2020 primarily due to nondeductible expenses, valuation allowance and state tax expense.
In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the three and nine months ended September 30, 2021, there were no material tax impacts to our condensed consolidated financial statements as they relate to the CARES Act or any other global COVID-19 measures. We continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.
We believe that we have not established a sufficient history of earnings, on a stand-alone basis, to support the more likely than not realization of certain deferred tax assets in excess of existing taxable temporary differences. A valuation allowance has been provided for the majority of these net deferred income tax assets as of September 30, 2021 and December 31, 2020. The remaining net deferred tax assets at both September 30, 2021 and December 31, 2020 primarily relate to the Company’s European operations and certain state tax benefits and are included in other non-current assets on the consolidated balance sheets. The remaining net deferred tax liabilities at September 30, 2021 primarily relate to the tax amortization of goodwill related to a prior acquisition and anticipated repatriation of earnings from our Indian subsidiary and are reported in other long-term liabilities. The remaining net deferred tax liabilities at December 31, 2020 primarily relate to the tax amortization of goodwill related to a prior acquisition reported in other long-term liabilities. The Company has state and foreign net operating loss carryforwards of $6.3 million and $14.7 million that expire at various dates from 2021 through 2034.
The Company recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The liability accrued for uncertain tax positions was $0.2 million at September 30, 2021.
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

8. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the reporting period. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common stock and common stock equivalents outstanding for the reporting period. In periods when we recognize a net loss from continuing operations, we exclude the impact of outstanding common stock equivalents from the diluted loss per share calculation as their inclusion would have an antidilutive effect. For each of the three and nine month periods ended September 30, 2021 we had outstanding common stock equivalents of approximately 2.5 million that have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive. For each of the three and nine months ended September 30, 2020 we had outstanding common stock equivalents of approximately 3.7 million that have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive.

9. Commitments and Contingencies
The Company is subject to claims in the ordinary course of business, including claims of alleged infringement by the Company or its subsidiaries of the patents, trademarks and other intellectual property rights of third parties as well as confidentiality and data privacy matters. The Company is generally required to indemnify its service fee clients against any third party claims asserted against such clients alleging infringement by the Company of the patents, trademarks and other intellectual property rights of third parties. While we are unable to determine the ultimate outcome of any liabilities resulting from these claims, we do not believe the resolution of any particular matter will have a material adverse effect on the Company’s financial position or results of operations.

10. Related Party Transactions
In December 2020, on behalf of a client, the Company entered into an agreement with Pilot Freight Services ("Pilot") under which Pilot provides the Company various freight services. David Beatson, a member of our Board of Directors is also on the Board of Directors of Pilot and holds less than 1% of the outstanding shares in Pilot. Pilot is a portfolio company of ATL Partners, LLC, where Mr. Beatson serves on the Executive Board and is a shareholder of its two funds (less than 1% holdings of each).
We recognized $0.9 million of related party cost of revenues in nine months ended September 30, 2021 which is recorded in cost of pass-through revenue in the condensed consolidated statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2021. As of September 30, 2021, we had a trade accounts payable balance of $0.2 million to Pilot.

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
Key Events and Trends
On July 2, 2021, the Company entered into a definitive agreement to sell LiveArea for approximately $250.0 million in cash, subject to certain adjustments and customary closing conditions including receipt of regulatory approvals (the "LiveArea Transaction"). The LiveArea Transaction closed on August 25, 2021 ("the LiveArea Transaction Date"). As of June 30, 2021, the criteria for reporting LiveArea as a discontinued operation were met and, as such, all periods presented in this Form 10-Q have been recast to present LiveArea as a discontinued operation. Unless otherwise specified, the financial information and discussion in this Form 10-Q are based on our continuing operations (i.e., PFS Operations) and exclude any results of our discontinued operations (i.e., LiveArea).
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
COVID-19 Pandemic
We continue to monitor the impact of the COVID-19 pandemic (and any variants thereof) on all aspects of our business. While the COVID-19 pandemic has not had a material adverse impact on our results of operations to date, the future impacts of the pandemic and any resulting economic impact are still uncertain as the pandemic continues to evolve. We have experienced labor rate increases in certain of our markets for fulfillment activities and labor shortages in all markets. We believe this will continue and that this could impact our overall fulfillment related costs and staffing. In the interim, we are leveraging our multi-node network and distributing work to our centers with more available labor and/or lower costs, implementing certain productivity enhancements, working together with our clients to reduce costs, and offsetting the cost increases with price increases where necessary.

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
We incurred additional costs related to the enhanced cleaning regimen implemented in our facilities and purchases of personal protective equipment ("PPE") for employees. However, for the nine months ended September 30, 2021 and 2020, the increased costs related to the COVID-19 pandemic, excluding hourly wage rate related labor cost increases, were not material. We will continue to monitor these for potential impacts to future cash flow.
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

Operating Results
The following table discloses certain financial information about our continuing operations for the periods presented and excludes results of our discontinued operations. The financial information below is expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenues (in thousands, except percentages):

	Three Months Ended September 30,			% of Total Revenues			Nine Months Ended September 30,			% of Total Revenues
	2021	2020	Change	2021		2020	2021	2020	Change	2021		2020
Revenues
Service fee revenue	$44,275	$42,383	$1,892	72.2%		71.5%	$132,804	$123,961	$8,843	72.5%		67.5%
Product revenue, net	$4,096	$4,229	$(133)	6.6%		7.1%	$12,896	$17,677	$(4,781)	7.0%		9.6%
Pass-through revenue	$12,970	$12,661	$309	21.1%		21.4%	$37,444	$42,053	$(4,609)	20.4%		22.9%
Total revenues	$61,341	$59,273	$2,068	100.0%		100.0%	$183,144	$183,691	$(547)	100.0%		100.0%
Costs of Revenues
Cost of service fee revenue	$33,383	$31,524	$1,859	75.4%	(1)	74.4%	$98,776	$88,357	$10,419	74.4%	(1)	71.3%
Cost of product revenue	$3,895	$4,019	$(124)	95.1%	(2)	95.0%	$12,265	$16,732	$(4,467)	95.1%	(2)	94.7%
Cost of pass-through revenue	$12,970	$12,661	$309	100.0%	(3)	100.0%	$37,444	$42,053	$(4,609)	100.0%	(3)	100.0%
Total costs of revenues	$50,248	$48,204	$2,044	81.9%		81.3%	$148,485	$147,142	$1,343	81.1%		80.1%
Service fee gross profit	$10,892	$10,859	$33	24.6%	(1)	25.6%	$34,028	$35,604	$(1,576)	25.6%	(1)	28.7%
Product revenue gross profit	$201	$210	$(9)	4.9%	(2)	5.0%	$631	$945	$(314)	4.9%	(2)	5.3%
Total gross profit	$11,093	$11,069	$24	18.1%		18.7%	$34,659	$36,549	$(1,890)	18.9%		19.9%
Selling, General and Administrative expenses	$16,161	$14,083	$2,078	26.3%		23.8%	$44,768	$39,159	$5,609	24.4%		21.3%
Loss from continuing operations	$(5,068)	$(3,014)	$(2,054)	(8.3)%		(5.1)%	$(10,109)	$(2,610)	$(7,499)	(5.5)%		(1.4)%
Interest expense, net	$165	$365	$(200)	0.3%		0.6%	$873	$1,154	$(281)	0.5%		0.6%
Loss on extinguishment of debt	$426	$—	$426	0.7%		—%	$426	$—	$426	0.2%		—%
Loss from continuing operations before income taxes	$(5,659)	$(3,379)	$(2,280)	(9.2)%		(5.7)%	$(11,408)	$(3,764)	$(7,644)	(6.2)%		(2.0)%
Income tax expense, net	$1,152	$217	$935	1.9%		0.4%	$1,276	$821	$455	0.7%		0.4%
Net loss from continuing operations	$(6,811)	$(3,596)	$(3,215)	(11.1)%		(6.1)%	$(12,684)	$(4,585)	$(8,099)	(6.9)%		(2.5)%
(1)    Represents the percentage of Service fee revenue.
(2)    Represents the percentage of Product revenue, net.
(3)    Represents the percentage of Pass-through revenue.

Total revenues for the three months ended September 30, 2021 increased by $2.1 million and for the nine months ended September 30, 2021 decreased $0.5 million compared with the corresponding periods in 2020. Service fee revenue for the three and nine months ended September 30, 2021 increased $1.9 million and $8.8 million, respectively, compared to the corresponding periods in 2020. The service fee revenue increase for the three months ended September 30, 2021, is primarily due to new client activity and expansion of existing client relationships, partially offset by certain client terminations. The service fee revenue increase for the nine months ended September 30, 2021 is primarily due to (1) new client activity, (2) expansion of existing client relationships, and (3) fulfillment volumes during the three months ended March 31, 2021 being much higher than the pre-pandemic fulfillment volumes in the corresponding three month period in 2020, all of which were partially offset by certain client terminations.
Certain client contracts supported by the LiveArea segment were not fully transferred to the buyer as part of the LiveArea Transaction. The services provided under these client contracts are currently being managed by PFSweb, and as such, the related service fee revenues, costs of revenues and gross profit previously generated by this LiveArea related activity have been included in our continuing operations. Subsequent to the LiveArea Transaction Date, PFSweb is acting as a prime contractor for these certain client contracts and the related services are being provided by the former LiveArea business as a subcontractor of PFSWeb. Service fee revenue billed under this contractor-subcontractor relationship are expected to be recorded as pass-through revenue and pass-through costs for as long as such contracts continue to be managed directly by PFSweb. Service fee revenues generated under these contracts applicable to our former LiveArea segment of $2.4 million, $3.0 million, $8.8 million and $9.8 million are included in service fee revenue in the condensed consolidated statement of operations and comprehensive income (loss) for each of the three and nine months ended September 30, 2021 and 2020, respectively.
Product revenue, net, for the three and nine months ended September 30, 2021, decreased by $0.1 million and $4.8 million, respectively, compared with the corresponding periods in 2020. Product revenue declined as it is primarily dependent on one client, which restructured its operations and discontinued certain product lines. We expect to see continued reduced product revenue for the remaining of the year continues, as a result of the restructuring of our client and we expect this client relationship to be terminated in the first half of calendar year 2022, resulting in a discontinuance of product revenue activity after such time.
Pass-through revenue for the three months ended September 30, 2021 increased by $0.3 million compared to the corresponding period in 2020. Pass through revenue for the nine months ended September 30, 2021 decreased by $4.6 million compared to the corresponding period in 2020. The decrease for the nine month period was primarily due to reduced freight activity (the primary component of pass-through revenue) applicable to certain client accounts, including the impact of one client’s transition of their freight management activities to an in-house solution in mid calendar year 2020, and the reduction of certain social media client related pass-through activities.
Gross margin decreased by 0.6% to 18.1% for the three months ended September 30, 2021 as compared to 18.7% in the same period of the prior year. The decreased gross margin is due to a decrease of our service fee margin of 1.0% to 24.6% for the three months ended September 30, 2021 as compared to 25.6% in the same period of the prior year, primarily as a result of increased fulfillment labor costs. The overall gross margin decrease was somewhat offset by the impact of revenue mix, as the service fee business activity, which generates a higher gross margin than the product revenue and pass-through revenue activity, represents a larger proportion of total revenues for the three months ended September 30, 2021 as compared to the prior year.
Gross margin decreased by 1.0% to 18.9% for the nine months ended September 30, 2021 as compared to 19.9% in the same period of the prior year. The service fee margin decreased by 3.1% to 25.6% for the nine months ended September 30, 2021 as compared to 28.7% for the same period of the prior year, primarily as a result of increased fulfillment labor rates and personal protective equipment related costs. Additionally, our gross margin was negatively impacted by reduced technology-related project activity. The overall gross margin decrease was partially offset by our service fee business, which generates a higher gross margin than the product revenue and pass-through revenue activity representing a larger proportion of our total revenues for the nine months ended September 30, 2021, as compared to the same period of the prior year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $2.1 million and $5.6 million for the three and nine months ended September 30, 2021, respectively, compared to the corresponding periods in 2020. The increase was primarily attributable to (1) the prior year three and nine month periods include a reduction to vacation expense related to a change in policy to allow for the introduction of a flexible vacation policy that was not restricted to time earned by the Company for US employees, (2) increased personnel related costs, (3) increased facility related costs, (4) transaction bonus for certain executives and employees of PFSweb related to the LiveArea Transaction and (5) costs related to the Company's ongoing strategic alternatives assessment process. These increases were slightly offset by $0.4 million of other income applicable to the transition services agreement related to the LiveArea Transaction.

Income Taxes
For the three months ended September 30, 2021, loss from continuing operations before income taxes was $5.7 million and income tax expense was $1.2 million resulting in an effective tax rate of (20.4)%. For the nine months ended September 30, 2021, loss from continuing operations before income taxes was $11.4 million and income tax expense was $1.3 million resulting in an effective tax rate of (11.2)%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2021 primarily due to the valuation allowance and a deferred tax true-up to stock-based compensation. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2021 primarily due to nondeductible expenses, the valuation allowance and a deferred tax true-up to stock-based compensation.
For the three months ended September 30, 2020, loss from continuing operations before income taxes was $3.4 million and income tax expense was $0.2 million resulting in an effective tax rate of (6.4)%. For the nine months ended September 30, 2020, loss from continuing operations before income taxes was $3.8 million and income tax expense was $0.8 million resulting in an effective tax rate of (21.8)%. The effective tax rate varied from the U.S. federal statutory rate for the three months ended September 30, 2020 primarily due to state tax expense. The effective tax rate varied from the U.S. federal statutory rate for the nine months ended September 30, 2020 primarily due to nondeductible expenses, valuation allowance and state tax expense.
Discontinued Operations
See Note 3. Discontinued Operations to the unaudited condensed consolidated financial statements included in this Form 10-Q for information regarding discontinued operations.
Liquidity and Capital Resources
In conjunction with the LiveArea Transaction in August 2021, we generated approximately $250.0 million in gross proceeds, of which approximately $62.7 million was used to pay off and extinguish the Company’s Credit Agreement with Regions Bank. Additionally, we incurred approximately $15 million in cash-based transaction related costs in 2021 and used proceeds of approximately $35 million to make estimated income tax payments related to the LiveArea Transaction, of which approximately $30 million was paid during the December 2021 quarter. Our improved cash position, as a result of the LiveArea Transaction, will satisfy our known operating cash needs, working capital and capital expenditure requirements, debt and lease obligations, loans to our subsidiaries, if needed, and potential distributions to shareholders for at least the next twelve months. However, our cash position could be adversely impacted by the uncertain duration and extent of the COVID-19 pandemic, increasing labor costs and our ability to adjust our overall cost structure to support a smaller remaining business following the completion of the LiveArea Transaction.
Cash Flows from Operating Activities
During the nine months ended September 30, 2021, net cash used in operations was $3.2 million, compared to net cash provided by operations of $1.5 million in the same period of the prior year. The nine months ended September 30, 2021 included a net use of cash related to operations before changes in operating assets and liabilities. The nine months ended September 30, 2020 included a benefit from cash income generated from operations before changes in operating assets and liabilities. Such cash use and benefit were then either increased or decreased, depending on period, by the net impact of changes in assets and liabilities, primarily related to the amount and timing of client revenue billings and collections, vendor purchasing and payment activity and payment of income taxes.
Cash Flows from Investing Activities
Cash provided by investing activities for the nine months ended September 30, 2021 included proceeds from the LiveArea Transaction, net of cash divested of $236.4 million. Capital expenditures were $4.8 million and $2.8 million during the nine months ended September 30, 2021 and 2020, respectively, exclusive of property and equipment acquired under debt and finance lease financing, which consisted primarily of capitalized software costs and equipment purchases. Due to the proceeds received applicable to the LiveArea Transaction, the Company is now primarily using its existing cash to fund capital expenditures, whereas in the past the company would utilize a combination of cash and debt. Capital expenditures have historically consisted of additions to upgrade our management information systems, development of customized technology solutions to support and integrate with our service fee clients and general expansion and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures to support new facilities, contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate our total investment in additions and upgrades to facilities and information technology solutions and services for the upcoming twelve months, including costs to implement new clients, will be approximately $8.0 million to $10.0 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. To maintain our current operating cash position, a portion of these expenditures may be financed through client reimbursements, debt, operating or finance leases or additional equity.

Cash Flows from Financing Activities
During the nine months ended September 30, 2021, cash used in financing activities was $45.2 million primarily driven by the repayment of the Amended Facility with proceeds from the LiveArea Transaction. Cash used in financing activities was $1.2 million during the nine months ended September 30, 2020. The balances in both periods were primarily due to net borrowing and payment activity on our revolving loan and other debt.
Working Capital
During the nine months ended September 30, 2021, our working capital increased to $166.0 million compared to $24.0 million at December 31, 2020, which was primarily driven by the net proceeds received from the LiveArea Transaction, less working capital sold in conjunction with the LiveArea Transaction, and the extinguishment of the Company’s Credit Agreement with Regions Bank. The September 30, 2021, cash balance is higher than the ongoing future cash expected to held by the Company due to the deferral of certain income tax payments and other LiveArea Transaction related payments until the December 2021 quarter. As of December 31, 2021, total cash held by the Company was approximately $152 million.

Inventory Financing
Supplies Distributors, an indirect wholly-owned subsidiary of the Company, has a short-term credit facility with Peridot Financing Solutions (as successor to IBM Credit LLC) and its assignees (“IBM Credit Facility”) to finance its purchase and distribution of Ricoh products in the United States, providing financing for eligible Ricoh inventory and certain receivables up to $7.5 million, as per an amended agreement. The agreement has no stated maturity date and provides either party the ability to exit the facility following a 90-day notice. In December 2021, Supplies Distributors entered into Amendment No. 22 to the IBM Credit Facility. The amended IBM Credit Facility adjusted the maximum borrowing under the facility from $7.5 million to $5.5 million and lowered the collateral insurance amount to $5.5 million.
Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, we have classified the outstanding amounts under this facility, which were $3.1 million and $3.6 million as of September 30, 2021 and December 31, 2020, respectively, as trade accounts payable in the condensed consolidated balance sheets. As of September 30, 2021, Supplies Distributors had $1.0 million of available credit under this facility. The IBM Credit Facility contains cross default provisions and various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. The IBM Credit Facility also contains financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and is secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $1.0 million, as per an amended agreement. Borrowings under the IBM Credit Facility accrue interest, after a defined free financing period, at prime rate plus 0.5%, which resulted in a weighted average interest rate of 3.75% for both September 30, 2021 and December 31, 2020. As of September 30, 2021, the Company was in compliance with all financial covenants under the IBM Credit Facility, however, due to the late filing of its June 30, 2021 Form 10-Q and this Form 10-Q, the Company became in violation of certain of its covenants under the IBM Credit Facility. On December 14, 2021, the Company received a consent from the lender thereunder, which waived the event of default caused by the late filing for an indefinite period of time.
Debt and Finance Lease Obligations
U.S. Credit Agreement. Until August 25, 2021, we had a credit agreement, which was later amended (“Amended Facility”) with Regions Bank and certain other banking parties. The Amended Facility provided revolving loan availability up to $60.0 million, with the ability for an increase of $20.0 million, and had a maturity date of November 1, 2023. Borrowings under the Amended Facility accrued interest at a variable rate based on prime rate or LIBOR, plus an applicable margin. At December 31, 2020, the weighted average interest rate on the Amended Facility was 2.52%.
In connection with LiveArea Transaction, all amounts outstanding under the Amended Facility were paid in full on August 25, 2021 and the Amended Facility was terminated.
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
Based upon this evaluation, and the above criteria, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2021 due to our untimely filing of our Form 10-Q for the quarter ended September 30, 2021.
Notwithstanding the previously identified material weaknesses described below, our management, including our CEO and CFO, concluded that the consolidated financial statements in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021 fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented, in conformity with U.S. GAAP. However, because the material weaknesses create a reasonable possibility that a material misstatement to our consolidated financial statements may not have been prevented or detected on a timely basis, the Company’s management concluded that at September 30, 2021, the Company’s internal control over financial reporting was ineffective.

Previously Reported Material Weakness in Internal Control over Financial Reporting
As previously described in Part II—Item 9A – Controls and Procedures of our Annual Report, our management concluded that the Company did not design, implement, and operate effective process-level control activities related to order-to-cash process (specifically controls over revenue recognition pertaining to client invoicing) resulting in deficiencies in our process-level control activities. We have held meetings with the invoice preparers to emphasize the importance of ensuring all backup is up to date and prices are agreed to current contracts, as well as the importance of an overall self-review; however, we have not remediated the material weakness as of the date of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021.
As previously described in Part I – Item 4 – Controls and Procedures of our Form 10-Q for the period ended June 30, 2021:
During the quarter ended June 30, 2021, we identified a material weakness in our internal control over financial reporting relating to accounting for unusual transactions. Specifically, deficiencies were identified relating to the financial reporting requirements triggered by the LiveArea Transaction, including the required financial statement presentation of discontinued operations.
During the quarter ended June 30, 2021 we further identified deficiencies in various aspects of our income tax controls related to the preparation and review of our income tax provision, including the tax complexities triggered by the disposition of LiveArea in multiple jurisdictions as part of the LiveArea Transaction, which management concluded such deficiencies aggregated to a material weakness.
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
Other than discussed above, during the three months ended September 30, 2021, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None.

ITEM 1A. Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in our subsequent Quarterly Reports on Form 10-Q.
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

10.107**	Amendment 22 to Agreement for Inventory Financing.
31.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	The following unaudited financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Shareholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.
104**	Cover Page Interactive Data file, formatted in Inline XBRL (included as Exhibit 101).

*    Denotes management or compensatory agreements
**    Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 10, 2022

PFSweb, Inc.

By:	/s/ Thomas J. Madden
Thomas J. Madden
Chief Financial Officer
Executive Vice President