Form 10-K
period 2021-12-31
PFSWEB INC
filed 2022-05-09
CIK 1095315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
Form 10-K
_________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-28275
_________________________________________
PFSweb, Inc.
(Exact name of registrant as specified in its charter)
_________________________________________

Delaware			75-2837058
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)
505 Millennium Drive,	Allen,	Texas	75013
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code
972-881-2900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	PFSW	Nasdaq	Global Market
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report.                     ☒
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒
The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of June 30, 2021 (based on the closing price as reported by Nasdaq) was $121,363,155.
There were 22,452,965 shares of the registrant’s Common Stock outstanding as of April 28, 2022.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this Annual Report on Form 10-K, including without limitation, the “Management’s Discussion and Analysis” section, and include statements that involve expectations, plans or intentions (such as those relating to future business, future results of operations or financial condition, new or planned features or services, or management strategies). You can identify these forward-looking statements by words such as “may,” “will,” “would,” “should,” “could,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” “potential,” “project,” “seek,” “strive,” “predict,” “continue,” “target,” and “estimate” and other similar expressions. These forward-looking statements involve risks and uncertainties and may include assumptions as to how we may perform in the future. Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee these expectations will actually be achieved. In addition, some forward-looking statements are based upon assumptions about future events that may not prove to be accurate. Therefore, our actual results may differ materially from those expressed or implied in our forward-looking statements.
You should understand that the following important factors, in addition to the Risk Factors set forth in Part I, Item 1A or elsewhere in this Annual Report on Form 10-K, could cause our results to differ materially from those expressed in our forward-looking statements. These factors include, among others:
•our ability to timely file our SEC reports, including the resulting risk Nasdaq may delist our common stock if we do not met Nasdaq’s listing standards;
•our ability to retain and expand relationships with existing clients and attract and implement new clients;
•our dependency on fees generated by transaction volume and projects and our ability to manage related costs;
•our dependency upon key managers and personnel, retaining highly-skilled personnel and resources and our reliance on subcontracted services and third-party providers;
•our ability to remain competitive;
•our client concentration of our business and existing client mix, their business volumes and the seasonality of their businesses;
•our ability to finalize pending client contracts and adhere to contract terms;
•our ability to realize the anticipated benefits of past or future acquisitions and manage the potential business disruption and diversion of management attention caused acquisitions and divestitures;
•our ability to secure future financing on favorable terms to meet capital needs and growth of our business;
•our ability to maintain effective controls over financial reporting in the future;
•our ability to maintain the security and privacy of our clients' and our own confidential data against the rise in cyber warfare, ransomware attacks and the like;
•our ability to comply with data privacy regulations;
•exposure to credit risk of our clients;
•general global economic conditions and economic conditions in the countries in which we operate;
•foreign currency risks and other risks of operating in foreign countries including changes in foreign laws, regulations and trade policies;
•taxation on the sale of our products and provision of our services; and
•the impact on our operations as a result of acts of God, natural disasters, pandemics and/or endemics, including the ongoing COVID-19 pandemic, political, social and economic instability, terrorist attacks, political or military conflict and other catastrophic events beyond our control.
We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Annual Report on Form 10-K to reflect actual results or future events or circumstances. There may be additional risks we do not currently view as material or that are not presently known or that are beyond our ability to control or predict. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I
Item 1.    Business
General
Unless otherwise indicated, all references to “PFSweb,” “the Company,” “we,” “us” and “our” refer to PFSweb, Inc., a Delaware corporation and its subsidiaries; references to “PFS” refers to our wholly-owned subsidiary, Priority Fulfillment Services, Inc. and its subsidiaries and “Supplies Distributors” refers to our subsidiary, Supplies Distributors, Inc. and its subsidiaries.
PFSweb, Inc., was incorporated in 1999 in the state of Delaware and maintains its corporate headquarters in Allen, Texas. All of our services are provided through our direct and indirect wholly-owned subsidiaries as noted above. In December 1999, PFSweb, Inc. consummated an initial public offering of its common stock and is listed for trading on Nasdaq Global Market under the symbol “PFSW.”
PFS is a premier eCommerce order fulfillment provider for consumer branded manufacturers, internet retailers, and distributors, bringing together technologies, systems and people to create exceptional post-click customer experiences that drive revenue and maximize the impact of its clients’ brands. PFS provides services to support or improve the physical, post-click experience, such as logistics and fulfillment, customer care, and order-to-cash services including distributed order orchestration and payment services. We offer our services on an à la carte basis or as a bundled solution. In addition to services, PFS provides technology enablement products from client owned/operated locations to facilitate multi-node, omnichannel and in-store retail commerce. Our clients turn to us to optimize their customer experiences and enhance their traditional and online business channels.
The services we offer are primarily organized into the following categories:
•Order Fulfillment
•Fulfillment-as-a-Service
•Order to Cash (Order Management as a Service)
•Customer Care
POST-CLICK COMMERCE SOLUTIONS
PFS serves as the “brand behind the brand” for companies seeking to increase order fulfillment and management and customer care efficiencies, drive customer engagement and growth, enter new markets or launch optimized sales channels. As a premier eCommerce order fulfillment provider, we offer scalable and cost-effective solutions for brand manufacturers, online retailers, and distributors across a wide range of industry segments to serve direct-to-consumer (DTC) and business-to-business (B2B) channels. We provide our clients with seamless and transparent solutions to support their business strategies, allowing them to focus on their core competencies. Leveraging our technology, expertise, and proven methodologies, we enable clients to develop and deploy new products and implement new business strategies or address new distribution channels rapidly and efficiently through our optimized solutions. Our clients engage us, both as a consulting partner to assist them in the design of a business solution, as well as a virtual and physical infrastructure partner to provide the mission-critical operations required to build and manage their business solution. Together, we not only help our clients define new ways of doing business, but also provide them the technology, physical infrastructure, and professional resources necessary to quickly implement their commerce objectives. We allow our clients to quickly and dramatically change how they “go-to-market” and service their customers.
Each client has a unique business model and unique strategic objectives that often require highly customized enterprise solutions. We support clients in a wide array of industries, including health, fragrance and beauty products, cosmetics, fashion apparel and accessories, footwear, luxury goods, consumer packaged goods, coins and collectibles, jewelry, housewares, computer and office products, among others. Clients turn to PFS for help in addressing a variety of business needs that include strategic consulting, customer care support, time-definite logistics, vendor managed inventory and integration, supply chain compression, cost model realignments, returns/reverse logistics, transportation management, and international expansion, among others. We also act as a constructive agent of change, providing clients the ability to alter their current distribution model, establish direct relationships with end-customers and reduce the overall time and costs associated with existing distribution channel strategies, while improving customer experience via value-added distribution solutions such as gift-wrapping and product personalization. Our clients are seeking DTC and B2B solutions that will provide them with dynamic supply chain and outsourcing efficiencies, while ultimately delivering a world-class, branded customer service experience.

Our value proposition is to serve as a well-integrated extension of our clients’ enterprises by delivering superior solutions that drive optimal customer experiences. For all the brands we serve, we strive to increase and enhance sales and market growth, bolster customer satisfaction and customer retention and drive costs out of the business through operations and technology related efficiencies. As both a virtual and a physical infrastructure for our clients’ businesses, we embrace their brand values, strategic objectives and operational processes. By utilizing our services, our clients are able to:
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
Elevate the Customer Experience. We enable our clients to provide their customers with a high-touch, positive buying experience, thereby maintaining and promoting brand loyalty. We create omnichannel commerce experiences designed to fit into and fuel a connected digital ecosystem. Our eCommerce solutions communicate seamlessly with client stores and varying applications. Through our use of advanced technology, we help our clients respond directly to customer inquiries by email, voice or data communication and assist them with online ordering and product information. We offer our clients a “world-class” level of service, including high-touch customer care services, detailed Customer Relationship Management (“CRM”) reporting, and exceptional order accuracy. Our technology platform is designed to ensure high levels of reliability and fast response times for our clients’ customers. Because of our technology, our clients benefit from being able to offer the latest in traditional customer communication and auto-response technology to their customers. Using data, we create customer relationship-building insights that drive both strategy and action. Our fulfillment facilities are designed for efficient multi-brand operations with an emphasis on creating branded fulfillment experiences featuring custom packaging, gift-wrapping, extensive personalization options and build-to-order and build-to-stock kitting.
Minimize Investment and Improve Operating Efficiencies. One of the most significant benefits that outsourcing provides is the ability to transform fixed costs into variable costs. By eliminating the need to invest in a fixed capital infrastructure, our clients’ costs typically become more directly correlated with volume increases or declines. Further, as volume increases drive the demand for greater infrastructure or capacity, we are able to quickly deploy additional resources. As we provide services to multiple clients, we are able to offer our clients economies of scale and resulting cost efficiencies that they may not have been able to obtain on their own. Additionally, because of the large number of daily transactions we process, we have been able to justify investments in levels of automation, security surveillance, quality control processes, and transportation carrier interfaces that are typically outside the scale of investment that our clients might be able to cost-justify on their own.
Access a Complete Order Fulfillment Platform. We provide our clients with access to a technology platform featuring best-of-breed DTC and B2B order processing technologies together in a single, integrated, Payment Card Industry (“PCI”) certified order to cash offering. Powered by leading enterprise class software solutions, our order to cash platform is integrated into a variety of leading industry eCommerce platforms and supporting technology components and services. Built to accelerate the implementation process, the technology ecosystem allows for flexible integrations with other technology providers and client systems.
PFS provides the operational activities required and expected of the world's leading brands. Our solutions support DTC, B2B, and retail sales channels. We have DTC and B2B experience in customizing solutions to meet the unique nuances of our clients’ internal finance, customer care, supply chain, and omnichannel operations. With approximately 2.3 million square feet of leased distribution space and proven ability to maintain approximately 1,100 contact center employees across two continents, we have the global infrastructure to meet the operational needs of our eCommerce and traditional B2B clients.
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
Order Fulfillment
We design advanced distribution operations that streamline our clients’ supply chain process and offer a flexible fulfillment model. We differentiate ourselves through the value-added services we provide and creating branded solutions – more than the brown corrugated box. Our distribution centers are located in the Memphis, Tennessee area, Dallas, Texas, Las Vegas, Nevada, Toronto, Canada, Southampton, United Kingdom, and Liege, Belgium to provide centrally located fulfillment throughout North America and Europe.
Advanced Distribution Facilities and Infrastructure. An integral part of our solution is the warehousing and distribution of our clients’ inventory. We receive inventory in our distribution centers, verify shipment accuracy, unpack and audit packages (a process that includes spot-checking a percentage of the inventory to validate piece counts and check for damages that may have occurred during shipping, loading and unloading). Upon request, we inspect for other damages or defects, which may include checking fabric, stitching and zippers for soft goods, or ‘testing’ power-up capabilities for electronic items as well as product specifications. We generally make inventory available for sale within one business day of unloading. We pick, pack and ship customer orders and can provide customized packaging, customized monogramming, personalized laser engraving, high volume shrink packaging, inserts and promotional literature for distribution with customer orders. For many clients, we provide gift-wrapping services including line level gifting, customized gift-wrapping paper, ribbon, gift-box and gift-messaging.
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
In addition to our advanced distribution systems, our proprietary pick-to-light carts, stationary pick-to-light areas and conveyor system controls provide real time productivity reporting, thereby providing our management team with the tools to implement and manage to productivity standards. This combination of computer-controlled equipment provides the tight integration of our pick-to-light systems and mass sortation capabilities. This unique combination of technologies ensures high order accuracy for each and every customer order.
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
Facility Operations and Management. Our facilities management service offering includes distribution facility design and optimization, business process reengineering and ongoing staffing and management. Our expertise in supply chain management, logistics and client-centric fulfillment operations can provide our clients with cost reductions, process improvements and technology-driven efficiencies.
Kitting and Assembly Services. Our expanded kitting and assembly services enable our clients to reduce the time and costs associated with managing multiple suppliers, warehousing hubs and light manufacturing partners. As a single source provider, we provide the advantage of convenience, accountability and speed. Our kitting and assembly services include light assembly, specialized kitting and supplier-consigned inventory hubs either in our distribution facilities or co-located elsewhere. We also offer customized light manufacturing and supplier relationship management.

Pop-Up Distribution Centers. Leveraging our CloudPick℠ solution, temporary fulfillment centers allow our clients’ eCommerce fulfillment networks to flex during peak periods with all the benefits of regional distribution nodes, without the long-term capital costs. We can deploy full pick-pack-ship operations within weeks that run off a simple Wi-Fi network and our proprietary distributed order management technology. Deployed into any real estate space, this solution allows for temporary forward stock allocation to alleviate volume from the primary fulfillment center, shorten delivery times and lower shipping costs.
Fulfillment-as-a-Service. PFS has developed and deployed technology products that facilitate the omnichannel shopping experience. Our cloud-based RetailConnectSM Store Edition is designed to streamline the pick/pack/ship operation within a retail store. Our cloud-based solution allows retailers the ability to offer ship from store and Buy Online, Pick-up In Store (BOPIS) quickly and accurately, transforming a brick-and-mortar store into an efficient, omnichannel hub which optimizes inventory and improves customer satisfaction.
Order to Cash
Our order to cash service provides our clients with distributed order orchestration and payment processing. Our order to cash service features an Oracle-based, custom, scalable Distributed Order Management (“DOM”) technology platform built for DTC and B2B order processing with a variety of fully-integrated payment processing and fraud management platforms and technologies. Our order to cash service provides interfaces that allow for real-time information retrieval, including information on inventory, sales orders, shipments, delivery, purchase orders, warehouse receipts, customer history, accounts receivable and credit lines. These solutions are integrated with our customer contact centers, allowing for the processing of orders through shopping cart, phone, fax, mail, email, live chat and other order receipt methods. As the information backbone for our total supply chain solution, our order to cash service can be used on a stand-alone basis or in conjunction with our other business infrastructure offerings. In addition, for the B2B market, our service offering provides a variety of order receipt methods that facilitate commerce within various stages of the supply chain. Our service provides the ability for both our clients and their customers to track the status of orders at any time. Our services are transparent to our clients’ customers and are seamlessly integrated with our clients’ internal system platforms and websites. By synchronizing these activities, we can capture and provide critical customer information, including:
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
Customer Care
Our internal contact center operations are focused on providing essential services such as order entry, returns authorization, product inquiry and order tracking. Our unique multi-lingual capabilities are possible through our strategically placed management locations in the United States (“US”), Belgium, United Kingdom (“U.K.”), and Canada, as well as partnerships delivering multi-lingual capability in Mexico. We have also deployed technology which allows for full customer care capabilities to be deployed for agents in a work from home ("WFH") capacity, which has greatly increased our access to skilled staff while reducing attrition.
Customer Service Application. Through our web enabled iCA application, our unique technology leverages the client’s website by wrapping the Customer Service Application around the existing website. Using iCA, agents provide customer service functions, such as placing orders, checking order status, facilitating returns, initiating upsell and cross sell, managing escalations and gathering “voice of the customer” information to help our clients evolve with their customers’ changing needs. iCA is fully integrated into the client’s website, our data analytics platform, and our order processing system, allowing full visibility into customer history and customer trends. Through this fully integrated system, we are able to provide a complete customer care solution in a contact center or on a license basis to our clients’ owned or outsourced contact centers.
Customer Assistance. An important feature of commerce is the ability for the customer to communicate with a live customer service representative. Our contact center services utilize features that integrate voice, e-mail, standard mail and live chat communications to respond to and handle customer inquiries. Our customer care representatives answer various questions, acting as virtual representatives of our clients’ organization, regarding order status, shipping, billing, returns and product information and availability as well as a variety of other questions. We utilize technology that allows us to route each customer contact automatically to the appropriate customer care representative who is individually trained in the clients’ business and products.
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
Customer Self-Help. With the need for efficiency and cost optimization for many of our clients, we have integrated secure interactive voice response (“IVR”) as another option for customer contacts. IVR creates an “electronic workforce” with virtual agents that can assist customers with information at any time of the day or night. IVR allows for our clients’ customers to deal interactively with our order payment system to handle basic customer inquiries, such as account balance, order status, shipment status and customer satisfaction surveys. The inclusion of IVR in our service offering allows us to offer a cost effective way to handle high volume, low complexity calls.

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
•Retailers, both traditional and eCommerce, partner with providers that offer them the most flexibility both short and long-term. However, many companies today seek to diversify their eCommerce operations across in-house capabilities and outsourced components on an à la carte basis.
•The “seamless customer experience” is a major industry trend that retailers and brand manufacturers are embracing to differentiate and remain relevant to a more sophisticated consumer. As consumers desire a shopping experience that blends sales channels, the integration and flexibility of front and back-end systems and operations becomes more critical to retailers and manufacturers.
•As a result of the COVID-19 pandemic, there has been a significant increase in eCommerce growth. Consumer branded manufacturers and retailers are focused on driving improvements in their online presence through incremental investments in their website presence and infrastructure to support evolving consumer buying patterns and requirements.
Supply Chain Management Trend
As companies maintain focus on improving their businesses and balance sheet financial ratios, significant efforts and investments continue to be made in identifying ways to maximize supply chain efficiency and extend supply chain processes. Working capital financing, vendor managed inventory, supply chain visibility software solutions, distribution channel skipping, direct-to-consumer eCommerce sales initiatives and complex upstream supply chain collaborative technology are products that manufacturers seek to help them achieve greater supply chain efficiency. Many clients were impacted by supply chain issues in 2021 which made our ability to offer omni-channel solutions, which could optimize retail inventory for eCommerce orders, even more important. Additionally, our distribution center expansion into Las Vegas allows our clients to utilize a multi-node distribution strategy by leveraging multiple operations within PFS, which often shortens delivery times for product to our facilities as well as improves delivery times from our fulfillment network to the end consumer.
A key business challenge facing many manufacturers and retailers as they evaluate their supply chain efficiency is determining how the trend toward increased omnichannel business activity will impact their traditional DTC commerce business models. Ship-from-store, pick-up-in-store, return-to-store and other omnichannel capabilities are becoming increasingly important processes to accommodate. We believe manufacturers will look to outsource their non-core competency functions to support this modified business model. We believe companies will continue to strategically plan for the impact that technology advancements will have on their traditional commerce business models and their existing technology and infrastructure capabilities. Additionally, B2B opportunities exist as companies look to leverage the technology and enhanced customer experience that currently exists within eCommerce channels.
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
Competition
We compete with eCommerce focused order fulfillment providers such as Radial and GEODIS (formerly OHL), as well as, depending on the client’s retail and/or supply chain strategy, Saddle Creek Logistics, Visible, Capacity Logistics, FedEx Supply Chain, UPS Logistics, Kuehne + Nagel, and other “pure-play” fulfillment or contact center providers.
We face competition from many different sources depending upon the type and range of services requested by a potential client. Many other companies offer one or more of the same services we provide on an individual basis. Our competitors include vertical outsourcers, which are companies that offer a single function solution. We compete with transportation logistics providers, known in the industry as 3PL’s and 4PL’s (third or fourth party logistics providers), who offer product management functions as an ancillary service to their primary transportation services. In many instances, PFS competes with the in-house operations of our potential clients. Occasionally, the operations departments of potential clients believe they can perform the same services we do, at similar quality levels and costs, while others are reluctant to outsource business functions that involve direct customer contact. We cannot be certain we will be able to compete successfully against these or other competitors in the future.
Although many of our competitors offer one or more of our services, we believe our primary competitive advantage is our ability to offer a full array of post-click commerce services, thereby eliminating any need for our clients to coordinate these services from many different providers.

We also compete on the basis of many other important additional factors, including:
•vertical industry expertise;
•omnichannel strategy;
•design and implementation experience;
•operating performance and reliability;
•ease of implementation and integration;
•experience of the people required to successfully and efficiently design and implement solutions;
•experience operating similar solutions dynamically;
•global reach; and
•price.
We believe we can compete favorably with respect to many of these factors. However, the market for our services is competitive and continually evolving, which will require PFS to continue to innovate and invest in its operations to be able to compete successfully against current and future competitors.
COMPANY INFORMATION
Clients and Marketing
Our target clients include branded manufacturers, online retailers and leading consumer goods brands looking to quickly and efficiently implement or enhance online and offline business initiatives and operations, adapt their digital strategies or introduce new products, programs or geographies, without the burden of modifying or expanding their technology, customer care, supply chain and logistics infrastructure. Our solutions are applicable to a multitude of industries and business types and we have provided solutions for such companies as:
L’Oréal USA (health & beauty), ON (sporting goods/apparel), Thrive Causemetics (health & beauty), Kendra Scott (jewelry), PANDORA (jewelry), Moleskine (stationery), Proctor & Gamble (consumer packaged goods), Shiseido Americas (health & beauty), The United States Mint (collectible coins), among many others.
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
Seasonality
We have historically experienced seasonality due to our client mix and their increased business volumes which are highest in our fourth quarter which coincides with the retail peak season. We cannot predict the volume of sales of our clients or the impact of such seasonality of our clients or the sales they will implement during such peak season nor those of any future client business. We expect this seasonality to continue, or possibly increase in the future, which may cause fluctuations in our business operations and operating results. Increased online buying due to the COVID-19 pandemic restrictions drove substantially increased fulfillment volume starting in the second quarter of 2020 with continued focus on our client's eCommerce business. In

2021, we continued to see pandemic-driven impacts to eCommerce as different geographies dealt with various forms of lockdowns.
Concentration of Clients
During 2021, two clients represented more than 10% of the Company’s total revenues. These clients represented $37.6 million, or 14% and $31.6 million, or 11% of total revenues. During 2020, three clients each represented more than 10% of the Company’s total revenues. These clients represented $38.9 million or 14.3%, $34.0 million or 12.4%, and $31.7 million or 12.0% of total revenues. As of December 31, 2021, one client exceeded 10% of the Company’s total accounts receivable. As of December 31, 2020, two clients each exceeded 10% of the Company’s total accounts receivable.
Human Capital Resources
Workforce Composition and Diversity, Equity and Inclusion
Our business is operated by a diverse and global workforce, with employees in the following key geographies as of December 31, 2021:

Workforce totals
North America:
United States	1,193
Canada	72
Total	1,265
Europe:
United Kingdom	106
Belgium	131
Bulgaria	1
Total	238
Asia:
India	77
Total Employees	1,580
We believe that providing a diverse workplace that promotes mutual respect and inclusion for all employees is critical to our business success and to driving innovation and growth. Since 2018, all US employees were trained on diversity and inclusion. In 2019, this training was expanded to our non-US employees and managers. In 2020, we launched an expanded Diversity & Inclusion effort and hired a firm to help develop a phased approach to increase diversity and ensure inclusion. As part of this process, the Company is engaging its workforce and seeking feedback from various groups within the Company, including, but not limited to, women, African Americans, and LGBTQ employees, to better determine if there are areas within the Company that warrant changes. In 2021, we reviewed the data from the Organizational Culture Index with business leaders. We hosted the first International Women’s Day summit and a Global Day of Understanding to allow employees at all levels to speak about Diversity and Inclusion. We continue to work through the phased approach and believe this is an ongoing effort that will drive permanent change in our Company and our practices.
During the year, our gender and racial/ethnic group representation for employees and management was as follows:

Employee Gender Diversity (Global)			Employee Ethnicity Diversity (US)
	Employees	% of Total		Employees	% of Total
Male	621	39%	Non-POC*	274	23%
Female	863	54%	POC**	919	77%
Undisclosed	109	7%	Undisclosed	4	—%
Total	1,593		Total	1,197
*Non-People of Color (Non-POC): White
** People of Color (POC): Asian, Hispanic/Latino, Black.African American, Native American/Alaska Native or Native Hawaiian, Two or more races, and Undisclosed

Employee Gender Diversity in Management (Global)			Employee Ethnicity Diversity in Management (US)
	Employees	% of Total		Employees	% of Total
Male	155	57%	Non-POC*	88	39%
Female	112	41%	POC**	140	61%
Undisclosed	6	2%	Total	228
Total	273
*Non-People of Color (Non-POC): White
** People of Color (POC): Asian, Hispanic/Latino, Black.African American, Native American/Alaska Native or Native Hawaiian, Two or more races, and Undisclosed
We are an equal opportunity employer and seek to comply with all applicable federal, state and local laws, including but not limited to the applicable provisions of the Civil Rights Act of 1964. We prohibit discrimination against our employees, applicants, or any protected group or class including in our hiring, workplace practices, promotions, compensation, benefits, and termination practices.
We have not suffered an interruption of business as a result of a labor dispute. We consider our relationship with our employees to be good. In the US, Canada and India, we are not a party to any collective bargaining agreements, and while our European subsidiaries are not a party to a collective-bargaining agreement, certain of them are required to comply with certain rules agreed upon by their employee Works Councils.
Talent Acquisition, Development and Retention.
We are focused on attracting the best employees, recognizing and rewarding their performance. The future success of our business initiatives relies heavily on our employees and in recruiting, hiring and training large numbers of skilled employees and obtaining large numbers of hourly employees and temporary staff during peak periods for distribution and call center operations is critical to our ability to provide high quality services. To attract talented and experienced employees, we utilize multiple online search tools, specialized recruiting firms and temporary resourcing firms, as well as, an employee referral program to ensure a varied outreach approach for candidates.
Compensation, Benefits and Wellness.
We aim to offer marketable and competitive compensation and benefits to our employees relative to our industry and size. Varying by level, our compensation strategy is built around providing a mix of salary or hourly pay, cash based short-term incentives, and equity based long-term incentives to employees. In addition, we offer a comprehensive suite of health and retirement benefits, including medical, dental and prescription drug coverage, as well as paid parental leave, and 401(k) matching contributions. We have also instituted a Wellness Program to foster employee health, wellness, and engagement, which program includes fitness challenges, classes and access to fitness equipment at our Company headquarters. We have attempted to maintain our Wellness Program with online course offerings for the majority of our employees that work from home.
Health and Safety
Our distribution center employees are providing essential services to keep goods flowing to the people who need them. Their protection and safety is important to us, and we are committed to providing a safe and healthy work environment for our employees, temporary employees, contractors and visitors. We expect all employees, temporary employees, contractors and visitors to share in this commitment for the mutual benefit of everyone. With the onset of COVID-19 pandemic in 2020 and the continuing and varied effects of the same, we began using a combination of protective measures and virtual communications to maintain a safe workplace environment including, but not limited to:
•Controlled entry point with mandated disclosure of any COVID or flu-like symptoms;
•Personal protective equipment (“PPE”) for all employees is available and mandated for certain location based on applicable government regulations;
•Mobile cleaning stations and access to hand sanitizers available;
•Maintaining social distancing when possible; and
•Heightened cleaning protocols and fogging.
We continue to implement the recommended Center for Disease Control and Prevention (the “CDC”)guidelines in our distribution facilities while maintaining a work from home environment for most all other non-essential employees. With the move to the work from home environment, we have instituted improved data security measures and protocols, including the use of third party tools.
Government Regulation
We are subject to federal, state, local and foreign consumer protection laws and data privacy laws, protecting our customers’ personally identifiable information and other non-public information and regulations prohibiting unfair and deceptive trade practices to name a few. Moreover, there is a trend toward regulations requiring companies to provide consumers with greater information regarding, and greater control over, how their personal data is used, and requiring notification when unauthorized access to such data occurs. Furthermore, the growth and demand for online commerce has and may continue to result in more stringent consumer protection laws that impose additional compliance burdens and greater penalties on online companies with online operations.
These laws are increasing in number, enforcement, fines and other penalties. For example, many states and foreign countries currently require us to notify each of our clients or customers who are affected by any data security breach (as such term may be defined by jurisdiction) in which an unauthorized person, such as a computer hacker, could obtain customer information. Nonetheless, we may be subject to data incidents for which, though not required to do so by law, we may disclose to our clients and customers under certain contractual obligations and/or data privacy agreements. In addition, several jurisdictions, including foreign countries, have adopted privacy-related laws that restrict or prohibit unsolicited email promotions, commonly known as “spam,” that impose significant monetary and other penalties for violations.
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
As we receive, store and process personal information and other customer data in connection with our services, and in some cases we are deemed a controller of data, we are required to comply with numerous federal, state, local and foreign laws regarding privacy and the storing, sharing, access, use, processing, disclosure and protection of personal information, personal data and other client data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules. Specifically, we are subject to the European Union (“E.U.”) General Data Protection Regulation (“GDPR”), and applicable national implementing legislation of the GDPR, and the U.K. General Data Protection Regulation and U.K. Data Protection Act 2018 (collectively, “U.K. GDPR”).
The GDPR/U.K. GDPR imposes stringent data protection requirements and, where we are acting as a controller, includes requirements to provide detailed disclosures about how personal data is collected and processed, among many other requirements, along with complying with the principle of accountability and the obligation to demonstrate compliance through policies, procedures and audit. Where we act as a processor and process personal data on behalf of our clients, we are required to execute mandatory data processing clauses with those customers and maintain a record of data processing, among other requirements under the GDPR/U.K. GDPR.
Additionally, we are subject to the California Consumer Privacy Act (“CCPA”), which came into effect in 2020 and increases privacy rights for California consumers and imposes obligations on companies that process their personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase the likelihood of, and the risks associated with, security breach litigation. Additionally, in November 2020, California passed the California Privacy Rights Act (“CPRA”), which expands the CCPA significantly, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Many of the CPRA’s provisions will become effective on January 1, 2023. Further, Virginia enacted the Virginia Consumer Data Protection Act, or the CDPA, another comprehensive state privacy law, which will also be effective January 1, 2023. Please refer to Item 1A. Risk Factors in this Annual Report on Form 10-K, specifically, the rise in cyber warfare, ransomware attacks and the like, increases the potential for a breach of our e-commerce security measures, which could adversely affect our business or expose us to significant financial loss or liability and reputational harm.
Further, with the U.K.’s exit from the E.U. (referred to as “Brexit”) and the subsequent Trade and Cooperation Agreement (the “TCA”) entered into thereafter which became effective in May 2021 has resulted in continuing instability and uncertainty, adding cost and complexity to our operations and compliance efforts, including staffing and cross border supply chain implications. Brexit and the TCA has and may continue to contribute to volatility of currency exchange rates, including of the euro and British pound, issues with import and export controls, trade barriers, tariffs, and the movement of employees. The U.K. is an important geography for us and we have structured our privacy and data protection compliance program based on the GDPR.

As a result of Brexit, we will be required to implement alternative U.K. compliance measures and comply separately to the U.K. GDPR.
Lastly, we are subject to Payment Card Industry Data Security Standard (“PCI-DSS”), a security standard applicable to companies that collect, store or transmit certain data regarding credit and debit cards, holders and transactions. We rely on vendors to handle PCI DSS matters and to ensure PCI-DSS compliance.
Where to Find More Information
Our website address is www.pfscommerce.com. Information contained on, or accessible from, our website is not incorporated by reference into this annual report and should not be considered part of this annual report or any filing we make with the United States Securities and Exchange Commission, or SEC. We file with, or furnish to, the SEC all our periodic filings and reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments if any, to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All of our filings with the SEC are made available, free of charge, through the investor relations section of this website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC or by mailing a written request to Investor Relations at PFSweb, Inc., 505 Millennium Drive, Allen, Texas 75013. Copies of any of our filings also can be obtained without charge from the SEC at www.sec.gov.

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
Our service fee revenue is primarily transaction based and fluctuates with the volume of transactions or level of sales of the products by our clients for whom we provide omnichannel services. If we are unable to retain existing clients or attract new clients, or if we dedicate significant resources to clients whose business does not generate revenues at projected levels or sufficient revenues, or whose products do not generate substantial customer sales, our business and financial condition may be materially adversely affected.
When making a proposal for clients, we rely on our estimates of costs and timing for delivering our services, which may be based on limited data and could be inaccurate. Further, our ability to estimate service fee revenue for future periods is substantially dependent upon our clients’ and our own projections, the accuracy of which has been, and will continue to be, unpredictable. Therefore, our planning for client activity and targeted goals for service fee revenue and gross margin may be materially adversely affected by incomplete, delayed or inaccurate projections. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-price contracts, including delays caused by factors outside of our control, could make these contracts less profitable or unprofitable and may affect the amount of revenue, profit and profit margin reported in any period.
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
Our business may suffer if we are unable to hire and retain sufficient temporary and seasonal workers or if labor costs increase.
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
We are dependent on our key officers, managers and highly skilled personnel, and if we are unable to attract and retain key personnel in all our geographic locations, our business and our results of operations may be materially adversely affected.
Due to current general labor shortages, we have had difficulty retaining and hiring highly-skilled, competent and trained personnel, including management and accounting personnel. As a result, we need to attract and retain highly-skilled and technical personnel for whom there is intense competition in all our geographical areas of operation. Increasing wages and competition for skilled personnel worldwide may negatively impact our business and increase our costs. We cannot be certain that we will be able to attract and retain the personnel necessary for the continuing support of and growth of our business. The loss of any of our key personnel or our inability to attract and retain key employees in the future could materially harm and be disruptive to our business.
We face competition from many sources that could adversely affect our business, and growth in our clients’ eCommerce business may make it more efficient for the client to perform some of our service offerings themselves.
Many companies offer, on an individual basis, one or more of the same services we do, and we face competition from many different sources depending upon the type and range of services requested by a potential client. Our competitors include vertical outsourcers, which are companies that offer a single function, such as call centers, and public warehouses. We compete against transportation logistics providers who offer product management functions as an ancillary service to their primary transportation services. We also compete against other infrastructure service providers, who perform many similar services as us. Many of these companies have greater capabilities than we do for the single or multiple functions they provide. In many instances, our competition is the in-house operations of potential clients themselves. The in-house operations of potential clients often believe they can perform the same services we do, while others are reluctant to outsource business functions that involve direct customer contact. We cannot be certain we will be able to compete successfully against these or other competitors in the future.
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
Our business is materially impacted by our client mix and the seasonality of their business as well as the concentration of our clients including our focus on certain primary vertical industries. With a concentration of our revenue with certain clients and the concentration of clients in certain industries, our business may be more susceptible as a result of a loss of one or customers and/or a single industry specific occurrence or change in law or regulation with respect to our client’s business. Further, based upon our current client mix and their current projected business volumes, we anticipate our highest service fee revenue will be recorded in our fourth quarter. We are unable to predict how the seasonality of future clients’ business may affect our quarterly revenue and whether the seasonality may change due to modifications to a client’s business. As such, we believe results of operations for a quarterly period may not be indicative of the results for any other quarter or for the full year.
Our business is subject to the risk associated with timing of contracts, adherence to contract terms and certain recovery of costs under the contract.
The sales cycle for our services is variable, typically ranging between several months to up to a year from initial contact with the potential client to the signing and the actual implementation of our services for the contract. A potential client’s decision to purchase our services is discretionary, involves a significant commitment of the client’s resources and is influenced by intense internal and external pricing and operating comparisons. Consequently, the period between initial contact and the purchase of our services is often long and subject to delays associated with the lengthy approval and competitive evaluation processes that typically accompany significant operational decisions. Additionally, the time required to finalize pending contracts and to implement our systems and integrate a new client can range from several weeks to many months. Delays in signing and integrating new clients may affect our revenue and cause our operating results to vary widely.

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
Additionally, most of our client agreements provide a contract expiration date, but many also include an early termination clause permitting the client to terminate the contract for convenience prior to its stated expiration date or to reduce the scope of services or delay the commencement of services to be provided under the contract. Termination, reduction, or delay of our services under a contract could result from factors unrelated to our work product or the progress of the project, such as factors related to business or financial conditions of the client, changes in client strategies or the domestic or global economy generally. The bankruptcy, early termination, reduction or substantial delay of services of any significant client, or nonrenewal of any significant client contract, or the nonpayment of a material amount of our service fees by a significant client, if not offset by an increase in other revenue or cost reductions, could have a material adverse effect upon our business, results of operations and financial condition.
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
Our business could be adversely affected if our clients are not satisfied with our services or our third party provider services resulting in client attrition.
Our success depends on our ability to handle a large number of transactions for many different clients in various product categories that are effective and profitable. Our success also depends on our ability to satisfy our clients, both with respect to our professional services and operational eCommerce platform to meet our clients’ business needs. These services may be performed by our own staff, or by a third party or a combination of the two. If a client is not satisfied with the quality of work performed by us or a third party, then we could incur additional costs to address the situation, the profitability of that work might be impaired, and the client’s dissatisfaction with our services could damage our ability to obtain additional work from that client. Under the terms of several of our contracts with our service clients, we remain liable to provide such third party services and may be liable for the actions and omissions of such third party providers. In addition, negative publicity related to our client relationships, regardless of its accuracy, may further damage our business and reputation by affecting our ability to compete for new business with current and prospective clients and otherwise could result in a material adverse effect upon our business and financial condition.
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
We may experience fluctuations in the utilization of our distribution facilities as a result of shifts in our client concentration, attrition or growth, some of which we may not be able to control, which could adversely impact our operations and financial condition.
Our clients expect us to provide omnichannel services at the appropriate size and scope of projects based on the client’s needs, whether such needs are expanding or contracting. We must seek to maintain sufficient capacity in our fulfillment, call center and computer technology systems to support our projected existing and new client business activity, including seasonal volumes. The fixed cost structure of many of these investments limits our flexibility to reduce our costs when excess capacity occurs. A reduction in our clients’ business, including from financial distress or related bankruptcies, or our inability to grow our business or increase service fee revenue from new or existing clients could result in an underutilization in our invested assets.
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
We process, store and use personal information and other confidential data that we must safeguard the security and privacy of in compliance with laws that govern such data, including governmental regulations in the US, E.U., U.K. and Canada and we may be liable for an actual or perceived failure to comply with such laws, regulations and contractual obligations which could result in significant liability.
We are subject to US and foreign laws relating to the collection, use, storage and retention, security and transfer and processing of personally identifiable information. In the provisions of our services to our clients, we may be required to process personally identifiable information in compliance and adherence with numerous federal, state, local and foreign laws regarding privacy and the storing, sharing, access, use, processing, disclosure and protection of personal information, personal data and other customer data. The interpretation and application of data protection laws are in a state of flux, and may vary from country to country or state to state in the US and abroad and may conflict. These laws are increasing in number, enforcement, fines and other penalties. In the event of a security breach, these laws may subject us to incident response, notice and remediation costs, as well as costs associated with any investigations that might arise from federal regulatory agencies and state attorney generals and enforcement agencies. Failure to safeguard data adequately, process data in accordance with such laws or to destroy data securely or otherwise anonymize and de-identify such could subject us to regulatory investigations or enforcement actions under applicable data security, unfair practices, or consumer protection laws. The scope and interpretation of these laws could change and the associated burdens and compliance costs could increase in the future.
A significant portion of our services are provided in the U.K. and the E.U. As such, we are subject to GDPR, and applicable national implementing legislation of the GDPR, and the U.K. GDPR. The GDPR/U.K. GDPR imposes stringent data protection requirements when acting as a controller and a processor where we are required to provide detailed disclosures and/or comply with mandatory regulations and data processing clauses consistent with the requirements under the GDPR/U.K. GDPR. As we are required to comply with both the GDPR and the U.K. GDPR, we could be subject to parallel enforcement actions with respect to breaches of both GDPR and U.K. GDPR which affects both E.U. and U.K. data subjects of our clients. In addition to the foregoing, a breach of the GDPR or U.K. GDPR could result in regulatory investigations, reputational damage, orders to cease or change our processing of personal data, enforcement notices, and/or assessment notices for a compulsory audit. We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
GDPR and U.K. GDPR requires, among other things, that personal information only be transferred outside of the European Economic Area, or the U.K, if certain safeguards are taken to legitimize those data transfers. Recent legal developments in the E.U. have created complexity and uncertainty regarding such transfers. Most recently, the European Commission published new versions of the Standard Contractual Clauses on June 4, 2021, which require implementation by September 27th, 2021, for new transfers, and by December 2022 for all existing transfers, such changes will require us to review and revise any existing Standard Contractual Clauses which could increase our compliance costs and adversely affect our business.
Further, following Brexit, the E.U. continues to allow the transfer of data from the E.U. to the U.K, however, this decision is subject to a limited term under which the E.U. could revise this decision and/or determine not to renew the term of such decision. If the decision is not renewed after its term, or the E.U. intervenes during the term, data may not be able to flow freely from the E.U. to the U.K., which would compromise our operations and could materially adversely affect our business.
In the United States, we are subject to the CCPA, which became effective in January 2020 and imposes obligations on companies that process personal information for California consumers. Additionally, in November 2020, California passed the CPRA, which expands the CCPA significantly, including by expanding consumers’ rights which will become effective on January 1, 2023. We have taken what we believe are appropriate measures to implement CCPA and CPRA in our business activities, including establishing internal protocols and procedures as well as modifying our contracts accordingly. Further, Virginia enacted the CDPA, another comprehensive state privacy law, which will also be effective January 1, 2023. We will likely see the continuing compliance impact of the new legislation and interpretations thereof and the evolving regulatory environment on our business activities with respect to the use and transfer of personal data. As we expand our operations, the CCPA, CPRA, CDPA and evolving consumer protection regulation may significantly increase our compliance costs and potential liability and could have a material adverse effect on our business.
Additionally, we are subject to PCI-DSS, a security standard applicable to companies that collect, store or transmit certain data regarding credit and debit cards, holders and transactions. Despite our compliance efforts, we may become subject to claims that we have violated the PCI-DSS based on past, present, and future business practices. Our actual or perceived failure to comply with the PCI-DSS can subject us to fines, termination of banking relationships, and increased transaction fees. In addition, there is no guarantee that PCI-DSS compliance will prevent illegal or improper use of our payment systems or the theft, loss or misuse of payment card data or transaction information. We depend on a number of third parties in relation to the operation of our business, a number of which process personal data on our behalf or as our sub-processor, including for PCI-DSS purposes. To the extent required by applicable law, we attempt to mitigate the associated risks of using third parties by performing security assessments and detailed due diligence, entering into contractual arrangements to ensure that providers only process personal data according to our instructions or equivalent instructions to the instructions of our customer (as applicable), and that they have sufficient technical and organizational security measures in place. We and our third-party service providers may not have the resources or technical sophistication to anticipate or prevent spam attacks, cyber-attacks and ransomware aimed at personal information and data, specifically identity theft and credit card theft. There is no assurance that these contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage and transmission of such information, including the assessment of fines and penalties under the respective applicable laws and regulations.
We generally seek to comply with industry standards and are subject to the terms of our privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection to the extent possible. Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. we may face significant fines, penalties and costs that could adversely affect our business, financial condition and results of operations. Any failure or perceived failure by us to comply with applicable privacy and data security laws and regulations, our privacy policies, or our privacy-related obligations to users or other third parties, or any compromise of security that results in the unauthorized release or transfer of personal information or other customer data, may result in governmental enforcement actions, litigation, or others and could cause our clients to lose trust in us, as well as result in significant fines and penalties, all of which would have an adverse effect on our reputation and business.

The rise in cyber warfare, ransomware attacks and the like, increases the potential for a breach of our e-commerce security measures, which could adversely affect our business or expose us to significant financial loss or liability and reputational harm.
A requirement of the continued growth of e-commerce is the secure transmission of confidential information over public networks, especially as cyber-attacks against companies doing business on the internet and individuals are increasingly subjected to identity and credit card theft. In the ordinary course of our business, we collect, store and process sensitive information relating to our business, clients, customers of our clients, suppliers, third party providers and employees on our networks and through cloud-based services that may be hosted by third parties and in data center infrastructure maintained by third parties. The secure maintenance of this information is critical to our operations and business strategy.
Our information systems and those of our suppliers, third party providers, partners and clients are subject to the increasing threat and sophistications of intrusions by a wide range of actors, including computer crimes, industrial, state-sponsored, and/or economic espionage, or financial cyber extortion or fraud, especially with increasing political instability and unrest globally. These threats take many shapes and may be introduced through computer viruses, malicious code, ransomware, phishing and malware/spyware to our computers and networks or to an electronic system operated by a third party for our benefit.

In addition, such tactics may also seek to cause payments between us and our clients or suppliers due to or from us or our clients to be misdirected to fraudulent accounts, which may not be recoverable.
We use various encryption, tokenization and authentication technologies to mitigate cybersecurity risks and effect secure transmission of sensitive information such as customer credit card numbers. We also provide employees with awareness training of cybersecurity threats and routinely utilize information technology security experts to assist us in our evaluations of the effectiveness of the security of our information technology systems. However, because the techniques used to obtain unauthorized access, disable or degrade systems change frequently and often are not recognized or known until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Further, we and our partners, suppliers and third-party service providers may not have the resources or technical sophistication to anticipate or prevent all the varying and changing cyber-attacks which could result in the misappropriate our clients’ or our clients’ customers’ personal information or credit card information by way of example. Such resulting liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, as well as claims for other misuses or inadvertent disclosure of personal information, including unauthorized marketing purposes or selling of data. Moreover, the tools we and our service providers use with advances in computer capabilities or other developments may still result in a compromise or breach of the measures that we use to protect client transaction data. Compounding the above, we increased the use of remote work environments and virtual platforms in response to COVID-19, further increasing the risk of cyber-attacks or data security breaches.
We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Because our activities involve the storage and transmission of personal and proprietary information, such as credit card numbers and addresses, security breaches could damage our reputation, cause us to lose clients, impact our ability to attract new clients and we could be exposed to litigation and possible liability. Our security measures may not prevent security breaches, and failure to prevent security breaches may disrupt our operations. The failure to adequately control fraudulent transactions on either our behalf or our client’s behalf could increase our expenses and expose us to reputational damage which could adversely affect our business. Consequently, we cannot provide assurances that a security breach, cyber-attack, data theft or other significant systems or security failures will not occur in the future, and such occurrences could have a material and adverse effect on our consolidated results of operations or financial position.
Our business is susceptible to risks associated with international operations.
We operate on a global basis with operations outside of the United States, including distribution facilities, call centers, technology centers, administrative offices and/or have sales personnel in Belgium, Canada, India and the U.K., and we are currently looking to expand our existing international operations. We may face competition from companies that may have more experience with operations in these countries or with international operations generally. We may also face difficulties integrating new facilities into our existing operations, as well as staffing and integrating employees that we hire in different countries into our existing corporate culture. In addition to the uncertainties from our foreign operations and potential expansion of our international presence, there are risks inherent in doing business internationally that we have not generally faced in our US operations, including:
•lack of familiarity with, and resulting risk of breach of, and/or unanticipated additional cost of compliance with, foreign laws and regulations, including those governing privacy, data security, data transfer, employment, taxes, tariffs, trade restrictions, transfer pricing and other matters;
•political, social and economic instability abroad, terrorist attacks, political or military conflict and security concerns;
•changes in foreign laws, regulations and trade policies, including local tax and customs duty laws or changes in the enforcement, application or interpretation of such laws which may limit our ability to enforce our legal rights and remedies and repatriation of funds;
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

•the impact upon our clients, international firms and global economies arising from Brexit and and the continuing surrounding uncertainty and instability of the Trade and Cooperation Agreement (TCA) effective as of May 2021 between the U.K. and E.U., and the continuing political, economic and commercial impact on goods and services and travel, including related labor shortages and supply chain delays which could result in increased or decreased sales or revenues or an increase in costs of operations due to continuing uncertainty with import/export and immigration policies or other factors;
•the complexities of foreign value-added taxes and restrictions on the repatriation of earnings;
•reduced or varied protection for intellectual property rights in some countries; and
•increased accounting and reporting burdens and complexities.
Additionally, the U.K. is one of our larger markets in Europe. We currently ship products for U.K. clients from our continental Europe location, as well as our facility in Southampton, U.K. As a result of the U.K.'s departure from the E.U., we anticipate greater restrictions on imports and exports between the U.K. and the E.U. and increased regulatory complexity. The uncertainty regarding the TCA and the application and interpretation of such, including with respect to the UK GDPR, may adversely affect our international operations by, among other things, increasing our costs and reducing the volume of our client activities.
Further, operating in any international markets requires significant management attention and financial resources. We cannot be certain that the investments and additional resources required to establish and maintain operations in other countries will hold their value or produce desired levels of revenues or profitability. Any one or more of the above risks could negatively impact our international business efforts which could negatively impact our business, results of operations and financial condition as a whole.
Our financial results may be adversely affected by fluctuations in the foreign currency exchange markets.
The revenues and expenses of our international operations generally are denominated in local currencies. Accordingly, we are subject to exchange rate fluctuations between such local currencies and the US dollar. These exchange rate fluctuations subject us to currency translation risk with respect to the reported results of our international operations. Significant strengthening or weakening of the US dollar against currencies like the Canadian Dollar, British Pound and the Euro may materially impact our revenue and profits. As we continue to expand our presence in India, we will have increased exposure to fluctuations between the Indian Rupee and the US dollar. In addition, we have transactions with clients, as well as inter-company transactions between our subsidiaries, that cross currencies and expose us to foreign currency gains and losses. These types of events are difficult to predict and may recur. There can be no assurance that we will be able to reduce the currency risks associated with our international operations. We seek to manage our exposure to changes in foreign currency exchange rates through our normal operating and financing activities and, if deemed appropriate, we may use derivative financial instruments. There is no assurance that we will be successful in managing or controlling foreign currency risks.
We or our clients may be a party to litigation involving intellectual property rights used in the provision of services we render. If third parties claim we or our clients are infringing their intellectual property rights under the indemnification obligations within our contracts with our clients and business partners, we could incur significant litigation costs and be required to pay damages, which may have a material adverse effect upon our business, results of operations and financial condition.
We or our clients may be subject to intellectual property legal proceedings and claims in the ordinary course of business. We cannot predict whether third parties will assert claims of infringement in the future. If we or our clients are found to infringe, we may be required to pay monetary damages, which could include treble damages and attorneys’ fees for any infringement that is found to be willful, and either be enjoined or required to pay ongoing royalties with respect to any technologies found to infringe. Further, as a result of infringement claims either against us or our clients, we may be required, or deem it advisable, to develop non-infringing technology, which could be costly and time consuming, or enter into costly royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms that are acceptable, or at all.
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
We collect sales or other similar taxes for shipments of our and our clients’ goods in certain states and jurisdictions. One or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us and other out-of-state companies, including our clients that engage in online commerce, depending upon the nexus we or our clients may have with that jurisdiction and the product or services being performed. As a result of the US Supreme Court's 2018 decision in South Dakota v. Wayfair, many states have enacted, and others may choose to enact in the future, new legislation and increase enforcement efforts of existing legislation requiring online retailers to collect and remit sales tax. If unexpected sales tax obligations are successfully imposed upon us or our clients by a state or other jurisdiction, we or our clients could be exposed to substantial tax liabilities for past sales and fines and penalties for failure to collect sales taxes and we or our clients could suffer decreased sales in that state or jurisdiction as the effective cost of purchasing goods from or through us increases for those residing in that state or jurisdiction. This imposition of sales tax may also be enforced on companies providing software as a service (SaaS), information services, data processing services, and maintenance, to name a few. As we provide such services, we may become subject to sales tax in each state where we provide services.
If there is increased legislative or enforcement action, eCommerce in general could decline as increased taxation of online sales could result in online shopping losing some of its current advantage over traditional retail models, which could diminish its appeal to consumers. A decrease in our clients’ eCommerce sales could impact our revenue. In addition, the cost of implementing new and expanded sales tax impositions by multiple taxing authorities may adversely impact our and our clients’ profitability.
Determinations under government audits could negatively affect our business.
We provide services to a US government agency under a contract that provides the agency with the right to audit and review our performance under the contract, our pricing practices, our cost structure, and our compliance with applicable laws, regulations and standards. If a government audit determines that we are in breach of our contractual terms, or have engaged in improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of the contract, suspension of payments, or disqualification from continuing to do business, or bidding on new business, with this agency and other federal agencies.
Risks related to our Financial Position and Capital Needs
Our future capital needs and growth of our business may depend on access to and the ability to secure financing on favorable terms.
Our business and future growth could depend on our ability to access financing, whether through bank, vendor and commercial lines of credit or raising such through debt or equity securities or a combination of the foregoing. During the year ended December 31, 2021, in conjunction with the sale of our LiveArea business unit in August 2021, we generated approximately $250.0 million in gross proceeds, of which approximately $62.5 million was used to pay off and extinguish the Company’s Credit Agreement with Regions Bank. Our access to any new financing depends upon, among other things, on our operating performance, our financial condition and prospects and the condition of the capital markets at the time we seek financing, including the availability of bank loans and commercial credit in general. Therefore, we cannot guarantee that financing will be available or that we will be able to timely secure financing on favorable terms or at all. Our inability to access new financing could have a material adverse effect on our business and ability to fund future growth.
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
Goodwill represented approximately 7% of our total assets as of December 31, 2021. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. We are required to test goodwill for impairment annually and when factors or indicators become apparent that could reduce the fair value of any of our reporting units below its book value. Such factors requiring an interim test for impairment include financial performance indicators, such as negative or declining cash flows or a decline in actual or planned revenue or earnings, and a sustained decrease in share price. A significant downward revision in the fair value of one or more of our business units that causes the carrying value to exceed the fair value could cause goodwill to be considered impaired and could result in a non-cash impairment charge in our consolidated statement of operations.
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
We provide healthcare benefits to our employees, which we self-insure. Increased costs of providing such benefits, including potential impact from modifications to healthcare legislation and related regulations, could materially impact our future healthcare costs, which could adversely affect our results and cash flow.
Risks Related to Our Stock
We have recently had to delay the flings of certain of our SEC reports as result of the complexity of the closing process associated with the sale of our LiveArea business unit and the related required financial reporting and accounting segmentation of previously commingled business entities, and we expect our Form 10-Q for the period ending March 31, 2022, due on May 10, 2022, will be delayed, which will mean that we will not have met the Nasdaq Global Market continued listing standards, and Nasdaq may delist our common stock which could have a material adverse effect on our company, the price of our common stock and your ability to sell our common stock.
The continued listing of our common stock on the Nasdaq Global Market is subject to our compliance with Nasdaq listing standards. As previously disclosed and as a result of the delayed filing of this Annual Report on Form 10-K, we expect our Form 10-Q for the period ending March 31, 2022, due on May 10, 2022, will be delayed. A delisting from Nasdaq could adversely affect our relationships with our business partners, vendors, clients and potential clients and our ability to attract and retain employees by means of equity compensation. If our common stock ultimately were to be delisted for any reason, trading of our common stock thereafter would be conducted on the over-the-counter market, or in the so-called “pink sheets.” As a consequence, our stockholders would likely find it more difficult to dispose of, or to obtain accurate quotations as to the prices of, our common stock. A delisting could further adversely impact us by (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could adversely impact our ability to raise equity financing; and (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets.

Institutional shareholders hold a significant amount of our common stock and these shareholders may have conflicts of interests with the interests of our other shareholders.
As of December 31, 2021, our top three shareholders (including transcosmos, Inc., our largest shareholder) own or control approximately 36% of the voting power of our common stock. The interests of these shareholders may differ from our other shareholders in material respects. This concentration of voting power of our common stock may make it difficult for our other shareholders to approve or defeat matters that may be submitted for action by our shareholders, including the election of directors and amendments to our Certificate of Incorporation or Bylaws. This also may have the effect of deterring, delaying, or preventing a change in control, even when such a change in control could benefit our other shareholders. These shareholders may have the power to exert significant influence over our affairs in ways that may be adverse to the interests of our other shareholders.
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
We incur significant costs as a result of operating as a public company.
As a public company, we bear significant legal, accounting and compliance costs related to our obligations under the applicable laws, including securities laws requiring the preparation of and distribution of periodic public reports. Our management and other skilled and technical personnel devote a substantial amount of time and incur significant expense in connection with accounting and compliance initiatives.
In addition, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the related rules and regulations implemented by the SEC and Nasdaq increases our legal and financial compliance costs, while also requiring a substantial amount of time of our management and technical personnel, which may divert management’s time and attention from our other business activities.
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
General Risks
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
Our internal controls over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. As described in Part II, Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K as of December 31, 2020, we determined that we had material weaknesses in our revenue process and in "Item 4, Controls and Procedures" of our Quarterly Report on Form 10-Q for June 30, 2021, we further concluded that our internal controls over financial reporting and our disclosure controls and procedures were not effective as of June 30, 2021 as a result of deficiencies in (1) accounting for and reporting on unusual transactions (including the sale of our LiveArea business unit), (2) our income tax controls and income tax provision process and (3) our information technology general controls (“ITGCs”) related to user access and segregation of duties. For a discussion of these material weaknesses, please see “Part II—Item 9A. Controls and Procedures,” of our Form 10-K for December 31, 2020, filed on March 31, 2021, “Item 4. Controls and Procedures” of our Quarterly Report on Form 10-Q for June 30, 2021, filed on February 7, 2022, “Item 4. Controls and Procedures” of our Quarterly Report on Form 10-Q for September 30, 2021, filed on March 10, 2022, and in “Part II—Item 9A. Controls and Procedures,” of this Annual Report on Form 10-K.
The material weaknesses identified did not result in any material adjustments or restatements of our audited and unaudited consolidated financial statements or disclosures for any prior period previously reported by the Company. Until we fully remediate these weaknesses, it may be more difficult for us to report results accurately and on time and we may rely significantly on manual procedures to assist us with meeting the objectives otherwise fulfilled by an effective control environment and need to engage third-party advisory accounting firms to assist with financial report around our income taxes. The implementation of new procedures and internal controls or modifying our existing processes and controls may require significant time to complete and may require the hiring of additional staff and advisory firms which could be costly and distract management from other activities. While we are working to address our internal control over financial reporting, we cannot be certain that our efforts will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. Any difficulties or delays in implementing these controls could impact our ability to timely report our financial results and ability to provide our investors with information in a timely manner. We expect to incur additional audit fees related to incremental procedures performed and we may see a decline in our stock price due to reduced investor confidence.
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
From time to time, we may seek opportunities to maximize efficiency and value through various transactions including the sale of the Company, assets or businesses, or the pursuit of acquisitions of complementary assets or businesses. These transactions are subject to inherent risks and could:
•cause us to incur significant expenses, increase our operating costs, or potentially harm our business;
•divert management's attention away from other operational matters;
•result in unanticipated costs, assumption of liabilities or exposure to unforeseen liabilities of acquired businesses;
•result in difficulties in integrating the operations, assets and employees of the acquired business;
•affect the market value of our common stock or relationships with third parties upon the announcement or consummation of a proposed transaction;
•reduce cash balances and/or increases our debt obligations to finance activities associated with a transaction, including future payments under earn-outs and other contingent payments, which reduce the availability of cash flow for general corporate or other purposes or impact our financial results;
•result in difficulties in maintaining an effective internal control environment over an acquired business;
•increase risks of entering markets in which we have limited prior experience;
•decrease earnings, revenues or cash flow resulting from dispositions; and
•increase our expenses and working capital requirements.
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
Likewise, divestitures of assets or businesses involves a number of risks, including the diversion of management's attention, significant costs and expenses, goodwill and other intangible asset impairment charges, the loss of customer relationships and cash flow, adverse impact on any remaining business and our stock price, and disruption of operations in the affected business. Failure to timely complete or consummate a divestiture may negatively affect valuation of the affected business or result in incremental costs and restructuring charges. In the event an unsuccessful acquisition or divestiture, our competitive position, revenues, results of operations and financial condition could be adversely affected.
Our business, operations and profitability could be adversely affected as the result of acts of God, natural disasters, pandemics, and/or endemics, political unrest and conflict and other catastrophic events beyond our control, in particular if one or more of our distribution facilities were interrupted or shut down.
Our operations are dependent upon our ability to protect our distribution facilities, client service centers, computer and telecommunications equipment and software systems against interruption, damage and failures. Our business operations as a whole are subject to serious disruptions, interruption and possible cessation of services by acts of God, natural disasters, fire, tornado, flood, power shortages, political unrest, conflict or war, terrorism, strikes, pandemics and endemics (including the ongoing COVID-19 pandemic), equipment malfunctions, system failures and other events beyond our control. These risks beyond our control could result in macroeconomic changes affecting not only us but also our clients and their operations, especially due to changing and divergent views and rising political tensions and conflicts, which may result in adverse and volatile market conditions that may cause a decline in our revenue and increase our costs of operations and negatively impact our business, results of operations and financial condition as a whole. Additionally, such risks could also adversely affect our relationship with our clients and we may lose these clients and our ability to attract new clients may be adversely affected.

Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible to support our operations or substantially disrupt our ability for us to deliver our services to our clients, which may be due to (i) the inability of personnel to come to work to perform services, (ii) personnel being incapacitated to work, (iii) third party vendors and suppliers inability to provide materials and/or services required for us to perform our services and/or (iv) a shutdown from a government mandate or local or national threat, which could have a material adverse effect on our business, results of operations and financial condition. In addition, we could incur significantly higher costs during the time it takes for us to reopen or replace any one or more of our facilities, personnel, vendors and/ supplier services which may or may not be reimbursed by insurance.
The global coronavirus pandemic and any new strains of the virus could harm our business, results of operations, and financial condition.
In March 2020, the World Health Organization declared COVID-19 a global pandemic. The COVID-19 pandemic has had and continues to cause general business disruption worldwide.
Across our business, we have implemented and continue several key measures to prioritize our employees’ health and safety in response to the pandemic. We majority of our contact center workforce remains in a work-from-home model, and in our distribution centers continue to implement and adhere to CDC and global health regulations and guidelines and recommended practices, including controlled entry points, providing personal protective equipment for our teams, and mobile cleaning stations. We also have maintained enhanced sanitation criteria for daily and nightly cleaning and social distancing practices.
While the COVID-19 pandemic has not had a material adverse impact on our operations to date, it is difficult to predict the extent of the potential economic impact, particularly in light of the continuing effects of COVID-19. The continuing economic impact may cause disruptions and severely impact our business or that of our clients as we continue to move through the fiscal year, including, but not limited to:
•adversely affecting new client wins and the anticipated launch dates of new projects;
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
•increased costs, including increased labor costs, procurement of equipment to move personnel into a work-from-home model, personal protective equipment and increased and enhanced cleaning services; and
•continued volatility in market prices for our securities.
To the extent the duration of any of these conditions extends for a prolonged period of time, any adverse impact may be more severe. Such matters could impact future revenues and the Company’s asset values, including goodwill and intangible assets. We expect to face difficulty predicting our internal financial forecasts as a result of the various continuing unknown factors resulting from the pandemic, including government actions or mandates, restrictions on or changes to clients’ operations and business decisions and our supplier and vendor’s ability to continue operations and/or provide timely services and goods.
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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Our headquarters are located in Allen, Texas, a Dallas suburb. In the US, we operate a distribution facility in Memphis, Tennessee, with space of more than 442,000 square feet. We also operate two additional distribution facilities totaling an aggregate of approximately 650,000 square feet in Southaven, Mississippi. These facilities are located approximately ten miles from the Memphis International Airport. We operate a distribution center in the Dallas area, with aggregate space of more than 115,000 square feet. During 2021 we opened a distribution center near Las Vegas, Nevada with space of 177,000 square feet and we plan to open a second facility in that same area in 2022 with space of 170,000 square feet.
Internationally, we have distribution operations in Ontario, Canada, with approximately 132,000 square feet, distribution operations in Southampton, U.K. with approximately 106,000 square feet and distribution operations in Liege, Belgium, with approximately 108,000 square feet.
We also lease an office facility in Bangalore, India. This facility provides primarily technology development, operations and administrative support.
We have customer service centers primarily in Dallas, Texas, Southampton, U.K., and Ontario, Canada, that have transitioned to remote work locations due to the COVID-19 pandemic. Our call center technology permits the automatic routing of calls to available customer service representatives in several of our call centers.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
For information regarding the securities authorized for issuance under our equity compensation plans, refer to “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in Part III, Item 12 of this Annual Report on Form 10-K.
Common Stock
Our common stock is listed, and currently trades, on the Nasdaq Capital Market under the symbol “PFSW.”
As of April 28, 2022, there were 83 record holders of the common stock.
Dividend Policy
We have never declared or paid cash dividends on our common stock. The payment of any future cash dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
We believe the following discussion and analysis provides information that is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K. This Management’s Discussion and Analysis will help you understand:
•Key events during 2021;
•Our results of operations for 2021, as well as certain projections for the future;
•Our liquidity and capital resources;
•The impact of recently issued accounting standards on our financial statements; and
•Our critical accounting policies and estimates.

Key Events
On July 2, 2021, the Company entered into a definitive agreement to sell our LiveArea operating segment for approximately $250.0 million in cash, subject to certain adjustments and customary closing conditions including receipt of regulatory approvals (the "LiveArea Transaction"). The LiveArea Transaction closed on August 25, 2021 (the "LiveArea Transaction Date"). As of June 30, 2021, the criteria for reporting LiveArea as a discontinued operation were met and, as such, all periods presented in this Annual Report on Form 10-K have been recast to present LiveArea as a discontinued operation. Unless otherwise specified, the financial information and discussion in this Annual Report on Form 10-K are based on our continuing operations (i.e., PFS Operations) and exclude any results of our discontinued operations (i.e., LiveArea).
The LiveArea Transaction generated gross proceeds of approximately $250.0 million in cash, resulting in a pre-tax gain of $200.8 million. The Company incurred approximately $15 million in cash-based transaction related costs during 2021 and used proceeds of approximately $35 million to make estimated income tax payments related to the LiveArea Transaction, of which approximately $30 million was paid during the December 2021 quarter.
In completing the discontinued operations presentation, certain LiveArea revenues, costs of fees and gross profit related to client contracts that were not fully transferred to contracts directly operating under the LiveArea operating entities as of the August 2021 transaction date were maintained by PFSweb as part of the continuing operations presentation. As of the LiveArea Transaction Date, future activities of certain contracts where we have subcontracted services to LiveArea are expected to be recorded as pass-through revenue and pass-through costs, for as long as such contracts continue to be maintained directly through PFSweb. Additionally, certain costs previously reported as LiveArea selling, general and administrative costs in prior segment reporting have been reallocated to continuing operations costs, if such rights and obligations were not transferred as part of the LiveArea Transaction, and certain costs previously reported as unallocated corporate expenses have been reported as discontinued operations if such costs were related to rights and obligations that were transferred as part of the LiveArea Transaction. As such, the historical continuing operations presentation included herein reflects the historical PFS Operations segment and certain components of the LiveArea business which will not be reflected in a similar manner going forward.
Overview
PFS is a premier eCommerce order fulfillment provider for consumer branded manufacturers, internet retailers, and distributors, bringing together technologies, systems and people to create exceptional post-click customer experiences that drive revenue and maximize the impact of its clients’ brands. PFS provides services to support or improve the physical, post-click experience, such as logistics and fulfillment, customer care, and order-to-cash services including distributed order orchestration and payment services. We offer our services on an à la carte basis or as a bundled solution. In addition to services, PFS provides technology enablement products from client owned/operated locations to facilitate multi-node, omnichannel and in-store retail commerce. Our clients turn to us to optimize their customer experiences and enhance their traditional and online business channels.
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
We currently provide services to clients that operate in a range of vertical markets across DTC and B2B. These industries include health, fragrance and beauty products, cosmetics, fashion apparel and accessories, footwear, luxury goods, consumer packaged goods, coins and collectibles, jewelry, housewares, computer and office products, among others. In the Service Fee model, we typically charge for our services on a time and material basis, a cost-plus basis, a percent of shipped revenue basis, project or retainer basis for our professional services or a per transaction basis, such as a per labor hour basis for web-enabled customer contact center services and a per-item basis for fulfillment services. Additional fees are billed for other services. We price our services based on a variety of factors, including, but not limited to, our labor costs, the depth and complexity of the services provided, the amount of capital expenditures or systems customization required, order volume, geography served and the length of contract.
Many of our service fee contracts involve third-party vendors who provide additional services, such as package delivery. The costs we are charged by these third-party vendors for these services are often passed on to our clients. Our billings for reimbursements of these costs and other ‘out-of-pocket’ expenses include shipping and handling costs, telecommunication charges and travel and are included in pass-through revenue.
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
Retail Model. We also provide a Retail model which allows us to purchase inventory from the client. We place the initial and replenishment purchase orders with the client and take ownership of the product either upon shipment to or delivery to our facility. In this model, depending on the terms of our client arrangements, we may own the inventory and the accounts receivable arising from our product sales. Under the Retail model, depending upon the product category and sales characteristics, we may require the client to provide product price protection as well as product purchase payment terms, right of return, and obsolescence protection appropriate to the product sales profile. Depending on the terms of our client arrangements in the Retail model, we record in our consolidated statement of operations either: 1) product revenue as a component of product revenue, or 2) product revenue net of cost of product revenue as a component of service fee revenue. In general, we seek to structure client relationships in our Retail model under the net revenue approach to more closely align with our service fee revenue financial presentation and mitigate inventory ownership risk, although we have one client still operating under the gross revenue approach. Freight costs billed to customers are reflected as components of product revenue. This business model generally requires significant working capital, for which we have credit available either through credit terms provided by our clients or under senior credit facilities.
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
Pass-through revenue - Revenues earned related to freight distribution services provided by the Company and are fully offset by the cost of pass-through revenues as described below.
Growth is a key element to achieving our future goals, including achieving and maintaining sustainable profitability. Growth in our company is driven by two main elements: new client relationships and organic growth from existing clients. We primarily focus our sales efforts on larger contracts with brand-name companies within four primary target markets, health and beauty, home goods and collectibles, fashion, and consumer packaged goods. We focus our sales efforts on both new clients and also on existing clients where we believe opportunity exists to expand a client relationship to include additional services and/or services across multiple geographies. We continue to monitor and control our costs to focus on profitability. While we are targeting our new service fee contracts to yield incremental gross profit, we also expect to incur incremental investments in technology development, operational and support management and sales and marketing expenses to help generate growth.
Our expenses comprise primarily four categories: 1) cost of service fee revenue, 2) cost of product revenue, 3) cost of pass-through revenue and 4) selling, general and administrative expenses.
Cost of service fee revenue - consists primarily of compensation and related expenses for our web-enabled customer contact center services, international fulfillment and distribution services and professional services, and other fixed and variable expenses directly related to providing services under the terms of fee based contracts, including certain occupancy and information technology costs and depreciation and amortization expenses.
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
Selling, General and Administrative expenses - consists of expenses such as compensation and related expenses for sales and marketing staff, distribution costs (excluding freight) applicable to certain Retail Model engagements, executive, management and administrative personnel and other overhead costs, including certain occupancy and information technology costs, certain depreciation and amortization expenses and restructuring and other costs.
Monitoring and controlling our available cash balances and our expenses continues to be a primary focus. Our cash and liquidity positions are important components of our financing of both current operations and our targeted growth.
COVID-19 Pandemic
We continue to monitor the impact of the COVID-19 pandemic (and any variants thereof) on all aspects of our business. While the COVID-19 pandemic has not had a material adverse impact on our results of operations to date, the future impacts of the pandemic and any continuing and/or additional future economic impacts are still uncertain, especially with as the pandemic continues. We have experienced labor rate increases in certain of our markets for fulfillment activities and labor shortages in all markets. We believe this will continue and that this could impact our overall fulfillment related costs and staffing. In the interim, we are leveraging our multi-node network and distributing work to our centers with more available labor and/or lower costs, implementing certain productivity enhancements, working together with our clients to reduce costs, and offsetting the cost increases with price increases where necessary.

We have taken a number of precautionary measures designed to help minimize the risk of the spread of the virus to our employees and adjusted our operations wherever necessary to help ensure a safe environment for our staff across business functions. As a result of the impact of COVID-19, many businesses continue to experience short-term or long-term liquidity issues. Based on our current expectations, we believe we have the appropriate financial structure in place to support our own business operations through the pandemic. However, we do expect potential risk from the viability of clients and their ability to make payments on time. We have and will continue to closely monitor our clients’ financial results, payment patterns and business updates in an effort to minimize any potential credit risk impact.
While many of the related restrictions have been lifted, we have also seen a resurgence of the virus (including new variants) in many geographic regions, which could have a negative impact on our business and adversely affect the Company’s results of operations, cash flows and financial position as well as that of our clients.
We incurred additional costs related to the enhanced cleaning regimen implemented in our facilities and purchases of personal protective equipment ("PPE") for employees. However, for the year ended December 31, 2021 and 2020, the increased costs related to the COVID-19 pandemic, excluding hourly wage rate related labor cost increases, were not material. We will continue to monitor these for potential impacts to future cash flow.
While the COVID-19 pandemic has not had a material adverse impact on our operations to date, the extent and duration of future impacts of the pandemic (including any variants of COVID-19) and any resulting economic impact on our business are largely unknown and difficult to predict.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The Company has made use of the allowance granted under section 2302 of the CARES Act, which permits employers to forgo timely payment of the employer portions of Social Security and RRTA taxes that would otherwise be due from March 27 through December 31, 2020, without penalty or interest charges. We have elected this option and it has resulted in deferred payments totaling $3.7 million in calendar year 2020, of which half was due and paid in December 2021 with the remainder to be paid in December 2022. Similarly, the UK and Belgium governments had granted businesses the option to defer the payment of certain value-added tax ("VAT") amounts. We elected to take advantage of the options available to us but the effects were immaterial and all amounts were fully paid as of December 31, 2021.

Operating Results
The following table discloses certain financial information for the periods presented, expressed in terms of dollars, dollar change, percentage change and as a percentage of total revenues (in thousands, except percentages):

			Change		% of Total Revenues
	2021	2020	$	%	2021		2020
Revenues:
Service fee revenue	$195,516	$188,016	$7,500	4.0%	70.5%		68.9%
Product revenue, net	17,612	22,865	(5,253)	(23.0)%	6.4%		8.4%
Pass-through revenue	64,174	61,979	2,195	3.5%	23.1%		22.7%
Total revenues	277,302	272,860	4,442	1.6%	100.0%		100.0%
Cost of Revenues:
Cost of service fee revenue	146,311	138,285	8,026	5.8%	74.8%	(1)	73.5%
Cost of product revenue	16,580	21,594	(5,014)	(23.2)%	94.1%	(2)	94.4%
Cost of pass-through revenue	64,174	61,979	2,195	3.5%	100.0%	(3)	100.0%
Total costs of revenues	227,065	221,858	5,207	2.3%	81.9%		81.3%
Service fee gross profit	49,205	49,731	(526)	(1.1)%	25.2%	(1)	26.5%
Product revenue gross profit	1,032	1,271	(239)	(18.8)%	5.9%	(2)	5.6%
Total gross profit	50,237	51,002	(765)	(1.5)%	18.1%		18.7%
Selling, general and administrative expenses	61,040	54,348	6,692	12.3%	22.0%		19.9%
Loss from operations	(10,803)	(3,346)	(7,457)	222.9%	(3.9)%		(1.2)%
Interest expense, net	879	1,486	(607)	(40.8)%	0.3%		0.5%
Loss on extinguishment of debt	426	—	426	—%	0.2%		—%
Loss from continuing operations before income taxes	(12,108)	(4,832)	(7,276)	150.6%	(4.4)%		(1.8)%
Income tax expense, net	1,530	1,340	190	14.2%	0.6%		0.5%
Net loss from continuing operations	$(13,638)	$(6,172)	$(7,466)	121.0%	(4.9)%		(2.3)%
(1)Represents the measure as a percentage of Service fee revenue.
(2)Represents the measure as a percentage of Product revenue, net.
(3)Represents the measure as a percentage of Pass-through revenue.
Total revenues for the year ended December 31, 2021 increased by $4.4 million compared with the prior year. Service fee revenue for the year ended December 31, 2021 increased by $7.5 million compared to the prior year primarily due to (1) new client activity, (2) expansion of existing client relationships, and (3) fulfillment volumes during the three months ended March 31, 2021 being much higher than the pre-pandemic fulfillment volumes in the corresponding three month period in 2020, all of which were partially offset by certain client terminations and the impact of certain LiveArea client related activity as described below.
Certain client contracts supported by the LiveArea segment were not fully transferred to the buyer as part of the LiveArea Transaction. Subsequent to the LiveArea Transaction Date, PFSweb is acting as a prime contractor for these certain client contracts and the related services are being provided by the former LiveArea business as a subcontractor of PFSweb. The services provided under these client contracts are currently being managed by PFSweb, and as such, the related service fee revenues, costs of revenues and gross profit previously generated by this LiveArea related activity have been included in our continuing operations. Service fee revenue billed under this contractor-subcontractor relationship are expected to be recorded as pass-through revenue and pass-through costs for as long as such contracts continue to be managed directly by PFSweb. Service fee revenues generated under these contracts applicable to our former LiveArea segment of $8.8 million and $13.1 million are included in service fee revenue in the consolidated statement of operations and comprehensive income (loss) for the years ended December 31, 2021 and 2020, respectively.

Product revenue, net, for the year ended December 31, 2021 decreased by $5.3 million compared with the prior year. Product revenue declined as it was primarily dependent on one client, which restructured its operations and discontinued certain product lines. In March 2022, our product revenue model was discontinued. See Note 17. Subsequent Events in Item 8 Financial Statements and Supplementary Data in this Annual Report on Form 10-K.
Pass-through revenue for the year ended December 31, 2021 increased by $2.2 million compared to the prior year. Pass through revenue increased primarily due to increased freight activity (the primary component of pass-through revenue) applicable to certain client accounts.
Gross margin decreased to 18.1% for the year ended December 31, 2021 as compared to 18.7% in the prior year. The decreased gross margin is due to a decrease of our service fee margin to 25.2% for the year ended December 31, 2021 as compared to 26.5% in the prior year, primarily as a result of increased fulfillment labor rates and personal protective equipment related costs, partially offset by higher margin project activity. Additionally, our gross margin was negatively impacted by reduced technology-related project activity and other higher margin non-fulfillment related activity. The overall gross margin decrease was partially offset by our service fee business, which generates a higher gross margin than the product revenue and pass-through revenue activity representing a larger proportion of our total revenues for the year ended December 31, 2021, as compared to the prior year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $6.7 million for the year ended December 31, 2021 compared to the prior year. The increase was primarily attributable to (1) the prior year included a reduction to vacation expense related to a change in policy to allow for the introduction of a flexible vacation policy that was not restricted to time earned by the Company for US employees, (2) increased personnel related costs in 2021, (3) increased facility related costs, (4) transaction bonuses for certain executives and employees of PFSweb related to the LiveArea Transaction and (5) costs related to the Company's ongoing strategic alternatives assessment process. These increases were slightly offset by $1.3 million of other income applicable to the transition services agreement related to the LiveArea Transaction.
Income Taxes
During the twelve months ended December 31, 2021, we recorded a tax provision of $1.5 million, comprised primarily of $2.6 million related to losses with no tax benefit, $0.8 million related to state income taxes, and $0.9 million related to tax liability on investment in a foreign subsidiary, offset by $2.4 million losses at the statutory rate and a $1.3 million release of valuation allowance. A valuation allowance has been provided for certain domestic net deferred tax assets, which are primarily related to our non-qualified stock options, foreign tax credit carryforwards, deferred revenue, accruals and certain foreign deferred tax assets.
Discontinued Operations
See Note 3. Discontinued Operations to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K for information regarding discontinued operations.
Liquidity and Capital Resources
In conjunction with the LiveArea Transaction in August 2021, we generated approximately $250.0 million in gross proceeds, of which approximately $62.5 million was used to pay off and extinguish the Company’s Credit Agreement with Regions Bank ("the Amended Facility"). Additionally, we incurred approximately $15 million in cash-based transaction related costs in 2021 and used proceeds of approximately $35 million to make estimated income tax payments related to the LiveArea Transaction. Our improved cash position, as a result of the LiveArea Transaction, will satisfy our known operating cash needs, working capital and capital expenditure requirements, debt and lease obligations, loans to our subsidiaries, if needed, and potential distributions to shareholders for at least the next twelve months. However, our cash position could be adversely impacted by the uncertain duration and extent of the COVID-19 pandemic, increasing labor costs and our ability to adjust our overall cost structure to support a smaller remaining business following the completion of the LiveArea Transaction.
Cash Flows from Operating Activities
During the year ended December 31, 2021, net cash used in operations was $42.7 million, which includes $35.8 million of income tax payments primarily related to the LiveArea Transaction, compared to net cash provided by operations of $1.8 million in the prior year. The year ended December 31, 2021 included a net use of cash related to operations before changes in operating assets and liabilities. The year ended December 31, 2020 included a benefit from cash income generated from operations before changes in operating assets and liabilities. Such cash use and benefit were then either increased or decreased, depending on period, by the net impact of changes in assets and liabilities, primarily related to the amount and timing of client revenue billings and collections, vendor purchasing and payment activity and payment of income taxes.
We have deferred payments totaling $3.7 million under the CARES Act, in calendar year 2020, of which half was due and paid in December 2021 with the remainder to be paid in December 2022.
Cash Flows from Investing Activities
Cash provided by investing activities for the year ended December 31, 2021 included proceeds from the LiveArea Transaction, net of transaction costs and cash divested of $236.4 million. Capital expenditures were $7.6 million and $4.2 million during the years ended December 31, 2021 and 2020, respectively, exclusive of property and equipment acquired under debt and finance lease financing, which consisted primarily of capitalized software costs and equipment purchases. Due to the proceeds received from the LiveArea Transaction, the Company is now primarily using its existing cash to fund capital expenditures, whereas in the past the company would utilize a combination of cash and debt. Capital expenditures have historically consisted of additions to upgrade our management information systems, development of customized technology solutions to support and integrate with our service fee clients and general expansion and upgrades to our facilities, both domestic and foreign. We expect to incur capital expenditures to support new facilities, contracts and anticipated future growth opportunities. Based on our current client business activity and our targeted growth plans, we anticipate our total investment in additions and upgrades to facilities and information technology solutions and services for the upcoming twelve months, including costs to implement new clients, will be approximately $8.0 million to $10.0 million, although additional capital expenditures may be necessary to support the infrastructure requirements of new clients. To maintain our current operating cash position, a portion of these expenditures may be financed through client reimbursements or operating or finance leases.
Cash Flows from Financing Activities
During the year ended December 31, 2021, cash used in financing activities was $44.5 million primarily driven by the repayment of the Amended Facility with proceeds from the LiveArea Transaction. Cash used in financing activities was $0.2 million during the year ended December 31, 2020 primarily due to net borrowing and payment activity on our revolving loan and other debt.
Working Capital
During the year ended December 31, 2021, our working capital increased to $165.1 million compared to $24.0 million at December 31, 2020, which was primarily driven by the net proceeds received from the LiveArea Transaction, less working capital sold in conjunction with the LiveArea Transaction, and the extinguishment of the Company’s Amended Facility.
To obtain any necessary additional financing in the future, in addition to our current cash position, we continue to evaluate our needs in light of various financing alternatives potentially available including the sale of equity, utilizing capital or operating leases, or entering into new debt agreements. No assurances can be given we will be successful in obtaining any additional financing or the terms thereof. We currently believe our cash position and funds generated from operations will satisfy our presently known operating cash needs, our working capital and capital expenditure requirements, our current debt and lease obligations, and additional loans to our subsidiaries, if necessary, for at least the next twelve months.
Inventory Financing
Supplies Distributors, an indirect wholly-owned subsidiary of the Company, has a short-term credit facility with Peridot Financing Solutions (as successor to IBM Credit LLC) and its assignees (“IBM Credit Facility”) to finance its purchase and distribution of Ricoh products in the United States, providing financing for eligible Ricoh inventory and certain receivables up to $5.5 million, as per an amended agreement. The agreement has no stated maturity date and provides either party the ability to exit the facility following a 90 day notice.
Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, we have classified the outstanding amounts under this facility, which were $3.5 million and $3.6 million as of December 31, 2021 and December 31, 2020, respectively, as trade accounts payable in the consolidated balance sheets. As of December 31, 2021, Supplies Distributors had $0.1 million of available credit under this facility. The IBM Credit Facility contains cross default provisions and various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. The IBM Credit Facility also contains financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and is secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $1.0 million, as per an amended agreement. Borrowings under the IBM Credit Facility accrue interest, after a defined free financing period, at prime rate plus 0.5%, which resulted in a weighted average interest rate of 3.75% for both December 31, 2021 and 2020. As of December 31, 2021, the Company was in compliance with all financial covenants under the IBM Credit Facility. In the first half of 2022 the IBM Credit Facility was terminated in connection with the transition of our relationship with Ricoh. See Note 17. Subsequent Events to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K.
Debt and Finance Lease Obligations
US Credit Agreement. Until August 25, 2021, we had a credit agreement, which was later amended (“Amended Facility”) with Regions Bank and certain other banking parties. The Amended Facility provided revolving loan availability up to $60.0 million, with the ability for an increase of $20.0 million, and had a maturity date of November 1, 2023. Borrowings under the Amended Facility accrued interest at a variable rate based on prime rate or LIBOR, plus an applicable margin. At December 31, 2020, the weighted average interest rate on the Amended Facility was 2.52%.
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
Debt Covenants
The IBM Credit Facility contains financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and is secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. As of December 31, 2021, the Company was in compliance with all financial covenants under the IBM Credit Facility.

Off-Balance Sheet Arrangements
There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
New Accounting Pronouncements
See Note 2 “Significant Accounting Policies” to the consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K for our discussion about new accounting pronouncements adopted and those pending.
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
The Company may execute more than one contract or agreement with a single customer. The separate contracts or agreements may be viewed as one combined arrangement or separate agreements for revenue recognition purposes. In order to reach appropriate conclusions regarding whether such agreements should be combined, the Company evaluates whether the agreements were negotiated as a package with a single commercial objective, whether the amount of consideration to be paid in one agreement depends on the price and/or performance of another agreement, or whether the good or services promised in the agreements represent a single performance obligation. The conclusions reached can impact the identification of distinct performance obligations, allocation of the transaction price to each performance obligation and the timing of revenue recognition related to those arrangements
Our service fee revenue primarily relates to our order to cash, fulfillment, customer care, consulting, and technology services.
We typically charge our service fee revenue on either a cost-plus basis, a percent of shipped revenue basis, a time and materials basis, project or retainer basis for our professional services, or a per transaction basis, such as a per item basis for fulfillment services or a per labor hour basis for web-enabled customer contact center services. Additional fees are billed for other services. For technology services, we typically charge on a fixed cost basis based on an estimated maximum number of professional service labor hours or bill for each professional labor hour at a per hour price.
Our performance obligations typically consist of standing ready to provide a service over a contract term. As such, our performance obligations within service fee revenue across the company are generally transferred to clients over time. A time-elapsed output measure is used to determine progress, with individual time increments representing a single series performance obligation. Variable consideration, including discounts, rebates, incentives, penalties and other similar items, charged within these contracts is allocated to the individual reporting period in which the service was provided. The Company has determined that the above method provides a reasonable depiction of the transfer of services to the customer.
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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
PFSweb, Inc.
Allen, TX
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of PFSweb, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated May 9, 2022 expressed an adverse opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Tax Implications of Gain on Sale for Certain Divestitures
On July 2, 2021, the Company entered into a definitive agreement to sell its LiveArea segment for approximately $250.0 million in cash, subject to certain adjustments and customary closing conditions including receipt of regulatory approvals. As discussed in Notes 1 and 2, the LiveArea Transaction closed on August 25, 2021 for gross proceeds of approximately $250.0 million in cash, resulting in a pre-tax gain of $200.8 million. The Company also entered into a reorganization prior to the sale of the LiveArea segment to prepare for the completion of the planned sale.
We identified tax implications of the reorganization, including the fair value determination of certain entities, and the gain on the sale of LiveArea as a critical audit matter due to the complexities of these transactions. Ensuring compliance with certain domestic and foreign tax laws used in the calculation of the taxes associated with the reorganization and sale of LiveArea was especially complex due to the nature and extent of audit effort required to address the matter, including the involvement of professionals with specialized skill and knowledge.
The primary procedures we performed to address this critical matter included:
a.Utilizing personnel with specialized tax knowledge in assessing the US federal and state and foreign tax accounting for the:

i.sale transaction
ii.reorganization
iii.assessing the taxability of transactions costs
b.Utilizing a valuation specialist to assist in evaluating the appropriateness of the methodologies and valuation models utilized by management to determine the fair value of its LiveArea subsidiary in the United Kingdom.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2015.
Dallas, Texas
May 9, 2022

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31
(In thousands, except share data)

	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$152,332	$10,359
Restricted cash	214	214
Accounts receivable, net of allowance for doubtful accounts of $867 and $611 at December 31, 2021 and December 31, 2020, respectively	78,024	69,594
Inventories, net of reserves of $57 and $96 at December 31, 2021 and December 31, 2020, respectively	3,133	3,644
Other receivables	7,005	3,314
Prepaid expenses and other current assets	7,244	7,524
Current assets of discontinued operations	—	13,920
Total current assets	247,952	108,569
Property and equipment, net	19,315	17,517
Operating lease right-of-use assets, net	35,370	34,349
Goodwill	22,218	22,358
Other assets	1,611	386
Long-term assets of discontinued operations	—	31,717
Total assets	$326,466	$214,896
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$36,450	$34,613
Accrued expenses	31,643	26,242
Current portion of operating lease liabilities	10,104	9,399
Current portion of long-term debt and finance lease obligations	222	3,411
Deferred revenue	4,391	4,595
Current liabilities of discontinued operations	—	6,285
Total current liabilities	82,810	84,545
Long-term debt and finance lease obligations, less current portion	89	39,069
Deferred revenue, less current portion	833	1,341
Operating lease liabilities	30,393	30,012
Other liabilities	2,565	5,286
Long-term liabilities of discontinued operations	—	545
Total liabilities	116,690	160,798

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 35,000,000 shares authorized; 22,131,546 and 20,408,558 issued at December 31, 2021 and December 31, 2020, respectively; and 22,098,079 and 20,375,091 outstanding at December 31, 2021 and December 31, 2020, respectively	21	20
Additional paid-in capital	177,511	168,244
Retained earnings (accumulated deficit)	33,522	(113,712)
Accumulated other comprehensive loss	(1,153)	(329)
Treasury stock at cost, 33,467 shares	(125)	(125)
Total shareholders’ equity	209,776	54,098
Total liabilities and shareholders’ equity	$326,466	$214,896
The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31
(In thousands, except per share data)

	2021	2020
Revenues:
Service fee revenue	$195,516	$188,016
Product revenue, net	17,612	22,865
Pass-through revenue	64,174	61,979
Total revenues	277,302	272,860
Costs of Revenues:
Cost of service fee revenue	146,311	138,285
Cost of product revenue	16,580	21,594
Cost of pass-through revenue	64,174	61,979
Total costs of revenues	227,065	221,858
Gross profit	50,237	51,002
Selling, general and administrative expenses	61,040	54,348
Loss from operations	(10,803)	(3,346)
Interest expense, net	879	1,486
Loss on extinguishment of debt	426	—
Loss from continuing operations before income taxes	(12,108)	(4,832)
Income tax expense, net	1,530	1,340
Net loss from continuing operations	(13,638)	(6,172)

Income from discontinued operations before income taxes	196,508	1,401
Income tax expense, net	35,636	198
Net income from discontinued operations	160,872	1,203

Net income (loss)	$147,234	$(4,969)

Basic earnings (loss) per share:
Net loss from continuing operations per share	$(0.64)	$(0.31)
Net income from discontinued operations per share	7.51	0.06
Basic earnings (loss) per share	$6.87	$(0.25)
Diluted earnings (loss) per share:
Net loss from continuing operations per share	$(0.64)	$(0.31)
Net income from discontinued operations per share	7.51	0.06
Diluted earnings (loss) per share	$6.87	$(0.25)
Weighted average number of shares outstanding:
Basic	21,410	20,005
Diluted	21,410	20,005
Comprehensive income
Net income (loss)	$147,234	$(4,969)
Foreign currency translation adjustment, net of taxes	(497)	972
Reclassifications of foreign currency translation adjustment realized upon disposal of business	(327)	$—
Total comprehensive income (loss)	$146,410	$(3,997)
The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Amount				Shares	Amount
Balance, December 31, 2019	19,465,877	$19	$158,192	$(108,743)	$(1,301)	33,467	$(125)	$48,042
Net loss	—	—	—	(4,969)	—	—	—	(4,969)
Stock-based compensation expense	—	—	10,785	—	—	—	—	10,785
Exercise of stock options	113,583	—	542	—	—	—	—	542
Issuance of shares under stock-based compensation awards	829,098	1	—	—	—	—	—	1
Taxes paid on behalf of employees for withheld shares	—	—	(1,275)	—	—	—	—	(1,275)
Foreign currency translation adjustment, net of taxes	—	—	—	—	972	—	—	972
Balance, December 31, 2020	20,408,558	$20	$168,244	$(113,712)	$(329)	33,467	(125)	$54,098
Net income	—	—	—	147,234	—	—	—	147,234
Stock-based compensation expense	—	—	9,398	—	—	—	—	9,398
Exercise of stock options	526,467	—	3,030	—	—	—	—	3,030
Issuance of shares under stock-based compensation awards	1,196,521	1	—	—	—	—	—	1
Taxes paid on behalf of employees for withheld shares	—	—	(3,161)	—	—	—	—	(3,161)
Foreign currency translation adjustment, net of taxes	—	—	—	—	(824)	—	—	(824)
Balance, December 31, 2021	22,131,546	$21	$177,511	$33,522	$(1,153)	33,467	$(125)	$209,776
The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31
(In thousands)

	2021	2020
Cash flows from operating activities:
Net income (loss)	$147,234	$(4,969)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,074	8,666
Loss on early extinguishment of debt	426	—
Gain on LiveArea Transaction	(200,817)	—
Deferred income taxes	2,527	(132)
Stock-based compensation expense	9,398	10,785
Other	132	510
Changes in operating assets and liabilities:
Accounts receivable	(19,243)	(7,328)
Related party receivable	—	(730)
Inventories	481	(315)
Prepaid expenses, other receivables and other assets	(1,851)	(1,957)
Operating leases	11	(757)
Trade accounts payable, deferred revenue, accrued expenses and other liabilities	10,977	(1,977)
Net cash provided by (used in) operating activities	(42,651)	1,796

Cash flows from investing activities:
Purchases of property and equipment	(7,614)	(4,196)
Proceeds from LiveArea Transaction, net of cash divested	236,358	—
Proceeds from sale of property and equipment	45	4
Net cash provided (used) by investing activities	228,789	(4,192)

Cash flows from financing activities:
Net proceeds from issuance of common stock	3,030	542
Taxes paid on behalf of employees for withheld shares	(3,161)	(1,275)
Payments on finance lease obligations	(871)	(1,173)
Payments on revolving loan	(160,181)	(102,107)
Borrowings on revolving loan	126,681	105,407
Payments on other debt	(10,051)	(2,700)
Borrowings on other debt	49	1,517
Net cash provided by (used in) financing activities	(44,504)	211

Effect of exchange rates on cash and cash equivalents	(53)	502
Net increase (decrease) in cash and cash equivalents	141,581	(1,683)

Cash and cash equivalents, beginning of period	10,359	11,354
Restricted cash, beginning of period	214	214
Cash and cash equivalents of discontinued operations, beginning of period	392	1,080
Cash and cash equivalents and restricted cash, beginning of period	10,965	12,648

Cash and cash equivalents, end of period	152,332	10,359
Restricted cash, end of period	214	214
Cash and cash equivalents discontinued operations, end of period	$—	$392
Cash and cash equivalents and restricted cash, end of period	$152,546	$10,965

Supplemental cash flow information
Cash paid for income taxes	$35,776	$2,141
Cash paid for interest	766	1,391
Non-cash investing and financing activities:
Property and equipment acquired under long-term debt and finance leases	2,193	4,676
The accompanying notes are an integral part of these consolidated financial statements.

PFSWEB, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Overview and Basis of Presentation
Description of the Company
PFSweb, Inc. and its subsidiaries are collectively referred to as the “Company”, "PFSweb", “us”, “we” or “our”; “Supplies Distributors” collectively refers to Supplies Distributors, Inc. and its subsidiaries; and “PFS” refers to PFSweb, Inc. and its subsidiaries, excluding Supplies Distributors.
PFSweb is a global provider of omnichannel commerce solutions, including a broad range of technology, infrastructure and professional services, to major brand name companies and others seeking to optimize their supply chain and to enhance their online and traditional business channels and initiatives in the United States, Canada and Europe. PFSweb’s service offerings include order fulfillment, fulfillment-as-a-Service, order management and customer care.
Supplies Distributors and PFS operate under distributor agreements with Ricoh Company Limited and Ricoh USA Inc., a strategic business unit within the Ricoh Family Group of Companies (collectively hereafter referred to as “Ricoh”), under which Supplies Distributors acts as a distributor of various Ricoh products. Supplies Distributors sells its products primarily in the United States. Pursuant to agreements between PFS and Supplies Distributors, PFS provides transaction management and fulfillment services to Supplies Distributors. As a result of a restructure of Ricoh, the distributor agreements ended in March 2022. See Note 17 Subsequent Events.
Supplies Distributors also maintains agreements with certain additional clients where it operates as an agent for the resale of product between the client and the customer, and records product revenue net of cost of product revenue as a component of service fee revenue.
Basis of Presentation
The consolidated financial statements contained in this Annual Report on Form 10-K were prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for all periods presented and include the accounts of the Company and its majority owned subsidiaries over which the Company exercises control.
In July 2021, we announced an agreement to sell our LiveArea Professional Services business unit ("LiveArea") and the divestiture was completed on August 25, 2021 ("the LiveArea Transaction"). All periods presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (this "Form 10-K") have been recast to present LiveArea as a discontinued operation. See Note 3. Discontinued Operations for additional information on our sale of LiveArea.
Revision of previously issued consolidated financial statements
In connection with the preparation of its financial statements for the quarter ended June 30, 2021, the Company identified an immaterial error related to deferred income taxes that were incorrectly recorded in prior periods. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the materiality of this error both quantitatively and qualitatively and determined that it was not material to any previously issued interim or annual consolidated financial statements. However, adjusting for the cumulative effect of this error in the consolidated statement of operations and comprehensive income (loss) for the three months ended June 30, 2021 would be material to the Company’s results for that period as the cumulative amount of the error increased over time. As such, the Company has revised its previously issued consolidated balance sheet as of December 31, 2020 and its consolidated financial statements for the year ended December 31, 2020 to correct the error.
The accompanying financial statements and relevant footnotes to the consolidated financial statements in this Form 10-K have been revised to correct for the immaterial error discussed above. The tables below provide reconciliations of our previously reported amounts to our revised amounts to correct for the immaterial error and to recast certain amounts in order to present LiveArea as a discontinued operation in the Company's consolidated balance sheet as of December 31, 2020 and its consolidated financial statements for the year ended December 31, 2020. See Note 3. Discontinued Operations.

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
The effect of the above adjustments on the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2020 is as follows (in thousands, except per share data):

	Year Ended December 31, 2020
		Adjustments
	As Previously Reported	Discontinued Operations	Deferred Tax Asset	As Revised
Income from discontinued operations before income taxes	$—	$1,401	$—	$1,401
Income tax expense, net	—	733	(535)	198
Net income from discontinued operations	—	668	535	1,203
Net loss	$(5,504)	$—	$535	$(4,969)

Basic earnings (loss) per share:
Net income loss from discontinued operations per share	$—	$0.03	$0.03	$0.06
Basic loss per share	$(0.28)	$—	$0.03	$(0.25)
Diluted earnings (loss) per share:
Net income from discontinued operations per share	$—	$0.03	$0.03	$0.06
Diluted loss per share	$(0.28)	$—	$0.03	$(0.25)

Comprehensive loss:
Net loss	$(5,504)	$—	$535	$(4,969)
Total comprehensive loss	$(4,532)	$—	$535	$(3,997)
The effect of the above adjustments on the consolidated statement of shareholders’ equity for the year ended December 31, 2020 is as follows (in thousands):

	Year Ended December 31, 2020
		Adjustments
Accumulated deficit	As Previously Reported	Discontinued Operations	Deferred Tax Asset	As Revised
Balance, December 31, 2019	$(109,943)	$—	$1,200	$(108,743)
Net loss	(5,504)	—	535	(4,969)
Balance, December 31, 2020	$(115,447)	$—	$1,735	$(113,712)

The effect of the above adjustments on the consolidated statement of cash flows for the year ended December 31, 2020 is as follows (in thousands):

	Year Ended December 31, 2020
		Adjustments
	As Previously Reported	Discontinued Operations	Deferred Tax Asset	As Revised
Cash flows from operating activities:
Net loss	$(5,504)	$—	$535	$(4,969)
Deferred income taxes	$403	$—	$(535)	$(132)
Net cash provided by operating activities	$1,796	$—	$—	$1,796
The effect of the above adjustments on the unaudited condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2021 is as follows (in thousands, except per share data):

	Three Months Ended March 31, 2021
		Adjustments
	As Previously Reported	Discontinued Operations	Deferred Tax Asset	As Revised
Loss from discontinued operations before income taxes	$—	$(821)	$—	$(821)
Income tax expense, net	—	733	(157)	576
Net loss from discontinued operations	—	(1,554)	157	(1,397)
Net loss	$(2,381)	$—	$157	$(2,224)

Basic loss per share:
Net loss from discontinued operations per share	$—	$(0.08)	$0.01	$(0.07)
Basic loss per share	$(0.11)	$—	$0.01	$(0.10)
Diluted loss per share:
Net loss from discontinued operations per share	$—	$(0.08)	$0.01	$(0.07)
Diluted loss per share	$(0.11)	$—	$0.01	$(0.10)

Comprehensive loss:
Net loss	$(2,381)	$—	$157	$(2,224)
Total comprehensive loss	$(2,736)	$—	$157	$(2,579)
The effect of the above adjustments on the unaudited condensed consolidated statement of shareholders’ equity for the three months ended March 31, 2021 is as follows (in thousands):

	Three Months Ended March 31, 2021
		Adjustments
Accumulated deficit	As Previously Reported	Discontinued Operations	Deferred Tax Asset	As Revised
Balance, December 31, 2020	$(115,447)	$—	$1,735	$(113,712)
Net loss	(2,380)	—	157	(2,223)
Balance, March 31, 2021	$(117,827)	$—	$1,892	$(115,935)

The effect of the above adjustments on the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2021 is as follows (in thousands):

	Three Months Ended March 31, 2021
		Adjustments
	As Previously Reported	Discontinued Operations	Deferred Tax Asset	As Revised
Cash flows from operating activities:
Net loss	$(2,380)	$—	$157	$(2,223)
Deferred income taxes	$173	$—	$(157)	$16
Net cash provided by operating activities	$8,484	$—	$—	$8,484
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
We have taken a number of precautionary measures designed to help minimize the risk of the spread of the virus to our employees and adjusted our operations wherever necessary to help ensure a safe environment for our staff across business functions. As a result of the impact of COVID-19, many businesses continue to experience short-term or long-term liquidity issues. Based on our current expectations, we believe we have the appropriate financial structure in place to support our own business operations through the pandemic. However, we do expect ongoing potential risk from the viability of clients and their ability to make payments on time as a result of the pandemic. We have and will continue to closely monitor our clients’ financial results, payment patterns and business updates in an effort to minimize any potential credit risk impact.
While many of the related restrictions have been lifted, we have also seen a resurgence of the virus (including new variants) in many geographic regions, which could have a negative impact on our business and adversely affect the Company’s results of operations, cash flows and financial position as well as that of our clients.
We incurred additional costs related to the enhanced cleaning regimen implemented in our facilities and purchases of personal protective equipment ("PPE") for employees. However, for the years ended December 31, 2021 and 2020, the increased costs related to the COVID-19 pandemic, excluding hourly wage rate related labor cost increases, were not material. We will continue to monitor these for potential impacts to future cash flow.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into law. The Company has made use of the allowance granted under section 2302 of the CARES Act, which permits employers to forgo timely payment of the employer portions of Social Security and RRTA taxes that would otherwise be due from March 27 through December 31, 2020, without penalty or interest charges. We have elected this option and it has resulted in deferred payments totaling $3.7 million, due in equal payments on December 31, 2021 and December 31, 2022. Similarly, the UK and Belgium governments have granted businesses the option to defer the payment of certain value-added tax ("VAT") amounts from calendar year 2020 to calendar year 2021. We have elected to take advantage of the options available to us from these allowances.

2. Significant Accounting Policies
Principles of Consolidation
All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. The recognition and allocation of certain revenues, costs of revenues, selling, general and administrative expenses and income tax expense in these consolidated financial statements also require management estimates and assumptions.
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
The Company recognizes revenue when control of the promised goods or services is transferred to its clients and customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. Control is transferred to a client or customer when, or as, the client or customer obtains control over that asset. The transaction price includes fixed and, in certain contracts, variable consideration.
Variable consideration contained within our contracts includes discounts, rebates, incentives, penalties and other similar items. When a contract includes variable consideration, the Company estimates the variable consideration to determine whether any of it needs to be constrained. The Company includes the variable consideration in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We estimate variable consideration and constraints based on our review of the contract terms and conditions. Variable consideration and constraint amounts also consider the most likely amounts based on our history with the customer. If no history is available, then we will recognize the most likely amount based on the range of possible consideration amounts. Variable consideration was not significant for the years ended December 31, 2021 and 2020. Variable consideration and constraints are updated at each reporting date.
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
The Company enters into contracts with clients and customers that contain multiple promises to transfer control of multiple products and/or services. To the extent a contract includes provisioning multiple products or services, judgment is applied to determine whether promised deliverables are distinct and are distinct in the context of the contract. If this criterion is not met, sales of different products or services are accounted for as a combined performance obligation. For arrangements with multiple distinct performance obligations, consideration is allocated among the performance obligations based on their relative standalone selling price. Standalone selling price is the price at which we would sell a promised good or service separately to the client or customer. Our warranties generally provide a client or customer with assurance that the related deliverable will function as the parties intended because it complies with agreed-upon specifications and is therefore not considered an additional performance obligation in the contract.

The Company may execute more than one contract or agreement with a single client or customer. The separate contracts or agreements may be viewed as one combined arrangement or separate agreements for revenue recognition purposes. In order to reach appropriate conclusions regarding whether such agreements should be combined, the Company evaluates whether the agreements were negotiated as a package with a single commercial objective, whether the amount of consideration to be paid in one agreement depends on the price and/or performance of another agreement, or whether the good or services promised in the agreements represent a single performance obligation. The conclusions reached can impact the identification of distinct performance obligations, allocation of the transaction price to each performance obligation and the timing of revenue recognition related to those arrangements.
For contracts recognized over time, we recognize the estimated loss to the extent the project has been completed based on actual hours incurred compared to the total estimated hours. A loss is recognized when the current estimate of the consideration we expect to receive, modified to include any variable consideration, is less than the current estimate of total costs for the contract.
Service Fee Revenue
The Company’s service fee revenue primarily relates to our order to cash, fulfillment, and customer care services. The Company typically charges its service fee revenue on either a time and materials, fixed price, cost-plus a margin, a percent of shipped revenue, or retainer basis for professional services, or a per transaction basis, such as a per item basis for fulfillment services or a per labor hour basis for customer contact center services. Additional fees are billed for other services.
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
Practical expedients
Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC 606") allows entities to use several practical expedients, including the as-invoiced practical expedient, determining whether a significant financing component exists, treatment of sales and usage-based taxes, and the recognition of certain incremental costs of obtaining a contract with a client or customer. Contracts of less than a year with a financing component will be expensed in that period as a practical expedient. Our current contracts do not have a financing component. Commissions on contracts of less than one year will be expensed as a practical expedient. Commissions will be capitalized on contracts over one year. As of December 31, 2021 and 2020, we did not have any material commissions on contracts in excess of one year. We present our revenues net of sales and usage-based tax as a practical expedient.
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
Concentration of Business and Credit Risk

During 2021, two clients represented more than 10% of the Company’s total revenues. These clients represented $37.6 million, or 14% and $31.6 million, or 11% of total revenues. During 2020, three clients each represented more than 10% of the Company’s total revenues. These clients represented $38.9 million or 14.3%, $34.0 million or 12.4%, and $31.7 million or 12.0% of total revenues. As of December 31, 2021, one client exceeded 10% of the Company’s total accounts receivable. As of December 31, 2020, two clients each exceeded 10% of the Company’s total accounts receivable.
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
Supplies Distributors assumes responsibility for slow-moving inventory under its Ricoh distributor agreements, subject to certain termination rights, but has the right to return product rendered obsolete by engineering changes, as defined. In the event PFSweb, Supplies Distributors and Ricoh terminate the distributor agreements, the agreements provide for the parties to mutually agree on a plan of disposition of Supplies Distributors’ then existing inventory. In the first half of 2022, Ricoh distributor agreement was terminated as a result of the restructuring of our client and as a result, the Company does not expect to have inventory following the termination of this agreement. See Note 17. Subsequent Events.
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
Accrued Expenses
The Company had $31.6 million and $26.2 million of accrued expenses on the consolidated balance sheets as of December 31, 2021 and 2020, respectively. Of these amounts, internal and contract labor costs and related employee benefit costs were approximately $14 million for both December 31, 2021 and 2020.
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
The carrying value of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, other receivables, trade accounts payable and debt, approximate their fair values at December 31, 2021 and 2020 based on short terms to maturity or current market prices and interest rates or observable inputs such as quoted prices in active markets.
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

3. Discontinued Operations
On July 2, 2021, the Company entered into a definitive agreement to sell LiveArea for approximately $250.0 million in cash, subject to certain adjustments and customary closing conditions including receipt of regulatory approvals. The Company met the criteria set forth in ASC 205-20, "Presentation of Financial Statements - Discontinued Operations," therefore, the LiveArea segment has been presented as a discontinued operation in the Company's June 30, 2021 Form 10-Q, the Company's September 30, 2021 Form 10-Q and is reported as a discontinued operation.
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
In connection with the LiveArea Transaction, the Company entered into a transition services agreement with the purchaser to provide certain accounting and administrative services for a period of up to twelve months. Income generated from transition services provided to the purchaser was $1.3 million for the year ended December 31, 2021 and is recorded in selling, general and administrative expenses in the consolidated statement of operations and comprehensive income (loss).
Additionally, in connection with the LiveArea Transaction, in July 2021 the Company's Board of Directors approved a modification to the Company's existing stock-based compensation plans to provide for accelerated vesting of certain restricted stock awards and stock options for LiveArea personnel. As a result of the LiveArea Transaction, approximately 635,000 shares of restricted stock and approximately 160,000 stock options previously awarded to certain executives and employees were accelerated and fully vested on August 25, 2021. Also as a result of the LiveArea Transaction, the Company's Board of Directors approved the full payout of the 2021 cash compensation plan to certain LiveArea executives and employees. Due to the acceleration of stock based compensation awards, we recorded compensation expense of $3.3 million and $0.3 million related to the stock-based compensation modification and full targeted payout of the 2021 cash compensation plan, respectively, which is included in net income (loss) from discontinued operations on the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2021.
Certain executives and employees of PFSweb, inclusive of certain LiveArea personnel, received cash transaction bonuses as a result of the successful completion of the LiveArea Transaction. We recorded compensation expense of $3.5 million for executives and employees of the LiveArea business segment, which is included in net income (loss) from discontinued operations on the consolidated statement of operations and comprehensive income (loss) for each of the year ended December 31, 2021. Due to the acceleration of stock based compensation awards, we recorded compensation expense of $1.3 million for the executives and employees of PFSweb, which is included in selling, general and administrative expense on the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2021.

As a result of the LiveArea Transaction, we now only operate in one business segment, PFS Operations, and therefore will no longer present segment data.
At December 31, 2021 there were no remaining assets and liabilities of LiveArea following the close of the LiveArea Transaction. The following table presents the carrying amount of major classes of assets and liabilities of LiveArea and a reconciliation to the amounts reported in the consolidated balance sheet (in thousands):

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

The following table presents the major components of net income of LiveArea through the August 25, 2021 LiveArea Transaction close date and a reconciliation to the amounts reported in the consolidated statements of operations and comprehensive income (loss) (in thousands):

	Year ended December 31,
	2021	2020
Revenues:
Service fee revenue	$50,197	$68,600
Pass-through revenue	159	—
Related party revenue	574	1,046
Total revenues	50,930	69,646
Costs of revenues:
Cost of service fee revenue	27,173	37,241
Cost of pass-through revenue	159	—
Total costs of revenues	27,332	37,241
Gross profit	23,598	32,405
Selling, general and administrative expenses	(27,906)	(31,004)
Interest expense, net	(1)	—
Gain on sale	200,817	—
Income from discontinued operations before income taxes	196,508	1,401
Income tax expense	35,636	198
Net income from discontinued operations	$160,872	$1,203
The following table presents the depreciation and amortization, capital expenditures and significant noncash operating items of LiveArea for through the August 25, 2021 LiveArea Transaction close date (in thousands):

	Year ended December 31,
	2021	2020
Cash flows from operating activities discontinued operations:
Depreciation and amortization	$457	$1,061
Stock-based compensation expense	$4,613	$3,735

Cash flows from investing activities discontinued operations:
Capital expenditures	$159	$53
Proceeds from sale of discontinued operations, net of cash divested	$236,358	$—

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
Our performance obligations include order to cash, fulfillment and customer care services. For arrangements with multiple distinct performance obligations, we allocate consideration among the performance obligations based on their relative standalone selling price. Standalone selling price is the price at which we would sell a promised good or service separately to our clients and customers. Variable consideration, including discounts, rebates, incentives, penalties and other similar items, charged within these contracts is allocated to the individual reporting period in which the service was provided. The Company has determined that the above method provides a reasonable depiction of the transfer of services to the customer.
We typically price our professional services contracts on either a time and materials, fixed-price or a cost-plus margin basis.

For fixed-price arrangements, we typically recognize revenue based on the input method, as we believe that hours expended over time proportionately, based on actual hours to budgeted hours during the period, provides the most relevant measure of progress for these contracts. We measure the progress for our fixed-price arrangements using a proportional performance calculation based on the actual hours worked each month as a percentage of the total estimated project hours because it best depicts the transfer of control to the customer which occurs as we deliver the services and incur costs on our contracts. For time and materials contracts, we recognize revenue monthly based on the actual hours worked at the labor rates by job category and cost of materials plus margin. We recognize revenue for a performance obligation satisfied over time only if we can reasonably measure our progress toward complete satisfaction of the performance obligation. In some circumstances (for example, in the early stages of a contract), we may not be able to reasonably measure the outcome of a performance obligation, but we expect to recover the costs incurred in satisfying the performance obligation. In those circumstances, we will recognize revenue only to the extent of the costs incurred until such time that we can reasonably measure the outcome of the performance obligation.
Contracts that are billed on a time and materials basis typically are structured such that the amount the company bills at each point in time corresponds directly with the value of our performance to date. We have elected the ‘as-invoiced’ practical expedient for these contracts.
In addition, PFS has certain product revenue where it acts as a reseller in which we have determined we do not have ultimate control of the provisioning of the performance obligation. For these agreements, we recognize net revenue at a point in time when control transfers to the customer, typically at FOB shipping point.
Remaining performance obligations represent the transaction price of firm orders for which work has not yet been performed. This amount does not include 1) contracts that are less than one year in duration, 2) contracts for which we recognize revenue based on the right to invoice for services performed, or 3) variable consideration allocated entirely to a wholly unsatisfied performance obligation. Much of our revenue qualifies for one of these exemptions. As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations for contracts with an original expected duration of one year or more was $5.6 million. We expect to recognize revenue on approximately 77% of the remaining performance obligations in 2022 and 100% through 2023.
Contract Assets and Contract Liabilities
Contract assets primarily relate to costs to fulfill assets capitalized for implementation services. Costs to fulfill assets are related to deferred costs, which are included within other current assets and other assets, and to software development costs, which are included within property and equipment in our consolidated balance sheets. Contract liabilities primarily relate to the advance consideration received from clients for contracts, including amounts received for implementation services which are not distinct performance obligations.
Our payment terms vary by the type and location of our clients and the type of services offered. The term between invoicing and when payment is due is generally not significant.
Contract balances consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Contract Assets
Costs to Fulfill	4,392	5,575
Total Contract Assets	$4,392	$5,575
Contract Liabilities
Accrued Contract Liabilities	$2,673	$1,214
Deferred Revenue	5,224	5,936
Total Contract Liabilities	$7,897	$7,150
Costs to fulfill contract assets decreased $1.2 million from December 31, 2020 to December 31, 2021, primarily due to an increase of approximately $7.2 million from new projects, offset by a decrease of approximately $8.4 million due to amortization and recognition of costs in the year ended December 31, 2021.
Contract liabilities were $7.2 million at December 31, 2020, of which $5.8 million was amortized to revenue during the year ended December 31, 2021.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables and customer advances and deposits (contract liabilities) on the consolidated balance sheet.
The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by timing of revenue recognition (in thousands):

	Year Ended Year Ended December 31,
	2021	2020
Revenues:
Over time	$259,690	$249,995
Point-in-time	17,612	22,865
Total revenues	$277,302	$272,860
The following table presents our revenues, excluding sales and usage-based taxes, disaggregated by region (in thousands):

	Year Ended Year Ended December 31,
	2021	2020
Revenues by region:
United States	$226,097	$212,908
Canada	5,823	4,780
Europe	45,382	55,172
Total revenues	$277,302	$272,860

5. Property and Equipment
The components of property and equipment as of December 31, 2021 and 2020 are as follows (in thousands):

	December 31,		Depreciable Life
	2021	2020
Purchased and capitalized software costs	$35,000	$35,575	1-10 years
Furniture, fixtures and equipment	32,436	29,259	3-10 years
Computer equipment	14,512	14,513	3 years
Leasehold improvements	8,294	15,915	3-10 years
In-process assets	1,926	2,081
	92,168	97,343
Less-accumulated depreciation and amortization	(72,853)	(79,826)
Property and equipment, net	$19,315	$17,517
Depreciation and amortization expense related to property and equipment, excluding finance leases, for the years ended December 31, 2021 and 2020 was $6.7 million in both years.
The Company’s property and equipment held under finance leases amount to approximately $0.3 million and $0.9 million, net of accumulated amortization of approximately $3.3 million and $2.3 million, at December 31, 2021 and 2020, respectively. Depreciation and amortization expense related to finance leases for the years ended December 31, 2021 and 2020 was $0.9 million in both years.

6. Goodwill
During 2021 goodwill decreased by $0.1 million and in 2020 increased by $0.1 million due to the impact of foreign currency translation. The Company’s annual goodwill impairment test as of October 1, 2021 was performed for its reporting unit by completing the qualitative assessment to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying amount. We determined that it was not more likely than not that the fair value of a reporting unit was less than its carrying amount and, therefore, did not result in an impairment as of December 31, 2021.

7. Long Lived Assets
The following table represents geographic information by area (in thousands):

	December 31,
	2021	2020
Long-lived assets
United States	$57,376	$53,096
Europe	18,894	18,426
Canada	1,170	1,725
India	1,074	1,363
Total long-lived assets	$78,514	$74,610

8. Inventory Financing
Supplies Distributors, an indirect wholly-owned subsidiary of the Company, has a short-term credit facility with Peridot Financing Solutions (as successor to IBM Credit LLC) and its assignees (“IBM Credit Facility”) to finance its purchase and distribution of Ricoh products in the United States, providing financing for eligible Ricoh inventory and certain receivables up to$5.5 million, as per the amended agreement. The agreement has no stated maturity date and provides either party the ability to exit the facility following a 90 day notice.
Given the structure of this facility and as outstanding balances, which represent inventory purchases, are repaid within twelve months, we have classified the outstanding amounts under this facility, which were $3.5 million and $3.6 million as of December 31, 2021 and 2020, respectively, as trade accounts payable in the consolidated balance sheets. As of December 31, 2021, Supplies Distributors had $0.1 million of available credit under this facility. The IBM Credit Facility contains cross default provisions and various restrictions upon the ability of Supplies Distributors to, among other things, merge, consolidate, sell assets, incur indebtedness, make loans and payments to related parties (including entities directly or indirectly owned by PFSweb, Inc.), provide guarantees, make investments and loans, pledge assets, make changes to capital stock ownership structure and pay dividends. The IBM Credit Facility also contains financial covenants, such as annualized revenue to working capital, net profit after tax to revenue, and total liabilities to tangible net worth, as defined, and is secured by certain of the assets of Supplies Distributors, as well as a collateralized guaranty of PFSweb. Additionally, PFSweb is required to maintain a minimum Subordinated Note receivable balance from Supplies Distributors of $1.0 million, as per the amended agreement. Borrowings under the IBM Credit Facility accrue interest, after a defined free financing period, at prime rate plus 0.5%, which resulted in a weighted average interest rate of 3.75% for both December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company was in compliance with all financial covenants under the IBM Credit Facility. In the first half of 2022 the IBM Credit Facility was terminated in connection with the transition of our relationship with Ricoh. See Note 17. Subsequent Events.

9. Debt Obligations
Outstanding debt and finance lease obligations consist of the following (in thousands):

	December 31,
	2021	2020
US Credit Agreement:
Revolving loan	$—	$33,500
Equipment loan	—	8,035
Debt issuance costs	—	(224)
Finance leases	311	1,049
Other	—	120
Total	311	42,480
Less current portion of long-term debt	222	3,411
Long-term debt, less current portion	$89	$39,069

US Credit Agreement
Until August 25, 2021, we had a credit agreement, which was later amended (“Amended Facility”) with Regions Bank and certain other banking parties. The Amended Facility provided revolving loan availability up to $60.0 million, with the ability for an increase of $20.0 million, and had a maturity date of November 1, 2023. Borrowings under the Amended Facility accrued interest at a variable rate based on prime rate or LIBOR, plus an applicable margin. At December 31, 2020 the weighted average interest rate on the revolving loan facility was 2.52%.
On August 25, 2021, the Company used $62.5 million of the LiveArea Transaction proceeds to fully repay and extinguish its Amended Facility. As a result of the full repayment of our Amended Facility, we recognized a $0.4 million loss on extinguishment of debt on the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2021.

10. Stock and Stock Options
Preferred Stock Purchase Rights
On June 8, 2000, the Company’s Board of Directors declared a dividend distribution of one preferred stock purchase right (a “Right”) for each share of the Company’s common stock outstanding on July 6, 2000 and each share of common stock issued thereafter. Each Right entitles the registered shareholders to purchase from the Company one one-thousandth of a share of preferred stock at an exercise price of $65, subject to adjustment. The Rights are not currently exercisable but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 20 percent or more of the Company’s outstanding shares of common stock. The Rights Agreement expires 30 days after the Company’s 2022 Annual Meeting unless continuation of the Rights Agreement is approved by the stockholders of the Company at the 2022 Annual Meeting.
Stock Compensation Plans
The Company has an Employee Stock and Incentive Plan (the “Employee Plan”), as amended and restated, under which an aggregate of 10,442,340 shares of common stock have been authorized for issuance. The Employee Plan provides for the granting of incentive awards to directors, executive management, key employees and outside consultants of the Company in a variety of forms of equity-based incentive compensation, such as the award of an option, stock appreciation right, restricted stock award, restricted stock unit, deferred stock unit, among other stock-based awards. The Company has historically issued service-based restricted stock and unit awards, performance-based and market-based stock and unit awards (collectively “Restricted Shares”) and stock options. The Company uses newly issued shares of common stock to satisfy awards under the Employee Plan.
The Company issues Restricted Shares to the Company’s executives and senior management, pursuant to which such employees are eligible to receive future grants of shares of the Company’s stock subject to various vesting and/or performance criteria. The weighted average fair value per share of Restricted Shares granted during the years ended December 31, 2021 and 2020 was $7.11 and $5.45, respectively. The total fair value of Restricted Shares vested under the Employee Plans was $6.4 million and $7.7 million during the years ended December 31, 2021 and 2020, respectively.
The underlying stock certificates for the Restricted Shares that vested December 31, 2021 are expected to be issued during the quarters ended March 31, 2022 and June 30, 2022. The underlying stock certificates for the Restricted Shares that vested December 31, 2020 were issued during the quarters ended March 31, 2021 and June 30, 2021.
Total stock-based compensation expense was $9.4 million and $10.8 million for the years ended December 31, 2021 and 2020, respectively, and was included as a component of selling, general and administrative expenses in the consolidated statements of operations. As of December 31, 2021, there is $1.6 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Employee Plan, which is expected to be recognized over a remaining weighted average period of approximately 0.9 years. This expected cost does not include the impact of any future stock-based compensation awards.
As of December 31, 2021, there were 1,350,048 shares available for future grants under the Employee Plan. Each stock option or stock appreciation right award granted reduces the total shares available for grant by one share, while each award granted other than in the form of a stock option or stock appreciation right reduces the shares available for grant by 1.22 shares.

Stock Options
The rights to purchase shares under employee stock option agreements issued under the Employee Plan typically vest over a three year period, one-twelfth each quarter. Stock options must be exercised within 10 years from the date of grant. Stock options are generally issued such that the exercise price is equal to the market value of the Company’s common stock at the date of grant.
The following tables summarize stock option activity under the Employee Plan:

	Shares	Price Per Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding, December 31, 2020	1,120,717	$2.54 - $14.66	$6.76
Granted	7,500	$7.51	$7.51
Exercised	(526,467)	$2.54 - $13.61	$5.76
Canceled	(91,418)	$4.87 - $14.66	$10.10
Outstanding, December 31, 2021	510,332	$2.54 - $14.66	$7.20
Exercisable, December 31, 2021	487,707	$2.54 - $14.66	$7.34	3.9	$2.7
Exercisable and expected to vest, December 31, 2021	508,070	$2.54 - $14.66	$7.21	3.8	$2.9
The weighted average fair value per share of options granted during the years ended December 31, 2021 and 2020 was $3.92 and $3.51, respectively. The total intrinsic value of options exercised under the Stock Option Plans was $2.9 million and $0.30 million during the years ended December 31, 2021 and 2020, respectively.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants of options under the Plans:

	Year Ended December 31,
	2021	2020
Expected dividend yield	—	—
Expected stock price volatility	57%	56%
Risk-free interest rate	0.7%	0.4%
Expected life of options (years)	6	6
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

The following table summarizes the service-based restricted stock and unit award activity for the year ended December 31, 2021:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock at December 31, 2020	353,059	$5.70
Granted	286,469	$7.11
Vested	(416,395)	$6.55
Canceled	(35,132)	$6.93
Unvested restricted stock at December 31, 2021	188,001	$6.45
Performance-Based Restricted Stock and Unit Awards
Pursuant to the Employee Plan, the Company grants restricted stock and unit awards that vest upon reaching certain performance targets and individual performance goals, which historically have been based on the Company’s financial performance, Company operating income and other financial metrics for the current and/or future years. Such awards generally are subject to annual vesting of three to four years based upon continued employment and the achievement of the defined performance criteria. If the target set forth in the award agreement is not met, none of the related shares will vest and any compensation expense previously recognized will be reversed. The actual number of shares that will ultimately vest is dependent upon achieving the performance condition or other conditions set forth in the award agreement. The Company recognizes stock-based compensation expense related to performance awards based upon our determination of the likelihood of achieving the performance target or targets at each reporting date, net of estimated forfeitures.
The following table summarizes the performance-based restricted stock and unit award activity for the year ended December 31, 2021:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock at December 31, 2020	455,323	$4.43
Granted	514,962	$7.14
Vested	(689,480)	$7.08
Canceled	(137,249)	$7.13
Unvested restricted stock at December 31, 2021	143,556	$6.89
Market-Based Restricted Stock and Unit Awards
Pursuant to the Employee Plan, the Company grants restricted stock and unit awards that vest upon the achievement of certain defined total stockholder return targets using the companies in the Russell Micro Cap Index as a comparative group for current and/or future years. Such awards generally are subject to annual vesting of three to four years based upon continued employment and the achievement of the defined performance criteria. The actual number of shares that will ultimately vest is dependent upon achieving the performance condition or other conditions set forth in the award agreement. Shares that do not vest on a scheduled vesting date due to a failure to satisfy vesting criteria are forfeited and do not vest in future periods. The Company reverses previously recognized compensation cost for market-based restricted stock unit awards only if the requisite service is not rendered.

The following table summarizes the market-based restricted stock and unit award activity for the year ended December 31, 2021:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested restricted stock at December 31, 2020	243,154	$6.49
Granted	126,980	$6.79
Vested	(191,399)	$6.80
Canceled	2,050	$5.63
Unvested restricted stock at December 31, 2021	180,785	$6.59
The fair value of each market-based restricted stock and unit award grant is estimated on the date of grant using a Monte-Carlo simulation with the following assumptions used for grants under the Plans:

	Year Ended December 31,
	2021	2020
Expected dividend yield	—	—
Expected stock price volatility	75.3%	68.2%
Risk-free interest rate	0.3%	0.2%
Expected term (years)	3	3
Weighted average grant date fair value	$7.11	$6.68
Stock Units
Each non-employee Director of the Company’s Board of Directors (the “Board”) receives a quarterly retainer (the “Retainer”), payable on or about the first day of each quarter, through the issuance of an equity-based award under the Employee Plan in the form of a Deferred Stock Unit (a “DSU”). During 2021 and 2020, the Retainer was $30,000. The number of DSUs is determined by dividing the Retainer by the immediately preceding closing price of the Common Stock on the grant date. Each DSU represents the right to receive an equal number of shares of Common Stock upon the retirement, resignation or termination of service from the Board.
The following table summarizes the DSU activity for the year ended December 31, 2021:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested deferred stock at December 31, 2020	433,785	$6.06
Granted	64,845	$6.94
Vested	—	$—
Unvested deferred stock at December 31, 2021	498,630	$6.18

11. Income Taxes
The consolidated income (loss) from operations before income taxes, by domestic and foreign entities, is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Domestic	$(9,913)	$(5,021)
Foreign	(2,195)	189
Total	$(12,108)	$(4,832)

A reconciliation of the difference between the expected income tax expense (benefit) from operations at the US federal statutory corporate tax rate of 21% and the Company’s effective tax rate is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Income tax benefit computed at statutory rate	$(2,433)	$(1,015)
Items not deductible for tax purposes	502	178
Foreign rate differential	26	188
Change in valuation allowance	(1,341)	1,647
State taxes	823	140
Taxes on foreign earnings	894	—
Losses not benefited for tax	2,608	—
Other	451	202
Provision for income taxes	$1,530	$1,340
Current and deferred income tax expense (benefit) is summarized as follows (in thousands):

	December 31,
	2021	2020
Current
Domestic	$(352)	$—
State	700	480
Foreign	180	769
Total Current	528	1,249
Deferred
Domestic	134	—
State	842	(42)
Foreign	26	133
Total Deferred	1,002	91
Provision for income taxes	$1,530	$1,340

The components of the deferred tax asset (liability) are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Allowance for doubtful accounts	$260	$182
Inventory reserve	28	23
Property and equipment	—	1,802
Accrued expenses	1,914	705
Deferred revenue	902	269
State tax - deferred	482	946
Net operating loss carryforwards	2,299	14,328
Nonqualified stock options	2,264	2,371
Foreign tax credit carryforwards	1,573	—
Other	515	502
	10,237	21,128
Less - Valuation allowance	5,957	20,045
Total deferred tax assets	4,280	1,083
Deferred tax liabilities:
Property and equipment	(1,359)	—
Goodwill	(4,222)	(5,451)
Deferred tax liability on foreign earnings	(894)	—
Total deferred tax liabilities	(6,475)	(5,451)
Deferred tax liabilities, net	$(2,195)	$(4,368)
We believe that we have not established a sufficient history of earnings, on a stand-alone basis, to support the more likely than not realization of certain deferred tax assets in excess of existing taxable temporary differences. A valuation allowance has been provided for the majority of these net deferred tax assets as of December 31, 2021 and 2020. The remaining net deferred tax assets at both December 31, 2021 and 2020 primarily relate to the Company’s European operations and certain state tax benefits and are included in other non-current assets on the consolidated balance sheets. The remaining net deferred tax liabilities at both December 31, 2021 and 2020 primarily relate to goodwill related from a prior acquisition are included in other long-term liabilities on the consolidated balance sheets. The Company has state and foreign net operating loss carryforwards of $6.1 million, and $10.5 million that expire at various dates from 2021 through 2036. The Company also has foreign tax credit carryforwards of $1.6 million that will expire in 2031.
For federal income tax purposes, tax years that remain subject to examination include years 2018 through 2021. However, the utilization of net operating loss carryforwards that arose prior to 2016 remains subject to examination through the years such carryforwards are utilized. For Europe, tax years that remain subject to examination include years 2017 to 2021. For Canada, tax years that remain subject to examination include years 2014 to 2021, depending on the subsidiary. For state income tax purposes, the tax years that remain subject to examination include years 2017 to 2021, depending upon the jurisdiction in which the Company files tax returns. The Company and its subsidiaries has one income tax return in the process of examination. The Company does not expect these examinations will result in material unrecognized tax expense.
At both December 31, 2021 and 2020, we had immaterial amounts of accrued interest and penalties related to unrecognized tax benefits.
Gross unrecognized tax benefits, all of which, if recognized, would affect our effective tax rate were $0.2 million as of December 31, 2021, all of which arose in the current year. We do not believe that it is reasonably possible that our unrecognized tax benefits will significantly change in the next twelve months.
On December 22, 2017, the Tax Cuts and Jobs Act ("Tax Act") was enacted. The Tax Act imposes a mandatory transition tax on accumulated foreign earnings as of December 31, 2017. Effective January 1, 2018, the Tax Act creates a new territorial tax system in which we recognize the tax impact of including certain foreign earnings in U.S. taxable income as a period cost. For the year ended December 31, 2021, we do not anticipate incurring a global intangible low-taxed income or GILTI liability; however, to the extent that we incur expense under the GILTI provisions, we will treat it as a component of income tax expense in the period incurred. As of December 31, 2021, there were no undistributed earnings of certain foreign subsidiaries to be permanently reinvested. Accordingly, no provision for foreign or state income taxes associated with these foreign subsidiaries has been made. We have recorded deferred income taxes related to the earnings that are not indefinitely reinvested.

12. Earnings Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the reporting period. Diluted earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares and common stock equivalents outstanding for the reporting period. In periods when we recognize a net loss from continuing operations, we exclude the impact of outstanding common stock equivalents from the diluted loss per share calculation as their inclusion would have an antidilutive effect. As of December 31, 2021 and 2020, we had outstanding common stock equivalents of approximately 2.0 million and 3.6 million, respectively, that have been excluded from the calculations of diluted earnings per share attributable to common stockholders because their effect would have been antidilutive.

13. Leases
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
Total lease costs consist of the following (in thousands):

	Year Ended December 31,
	2021	2020
Lease costs:
Finance lease costs:
Amortization of right-of-use assets	$875	$919
Interest on lease liabilities	37	91
Operating lease costs	10,002	9,687
Variable lease costs	5,572	3,277
Short-term lease costs	1,625	1,302
Total lease costs	$18,111	$15,276
We had $0.3 million and $0.9 million of finance lease assets that are reported in property and equipment, net as of December 31, 2021 and 2020, respectively. As of December 31, 2021, our weighted-average remaining lease term relating to our operating leases is 4.9 years, with a weighted-average discount of 5.6%. As of December 31, 2020, our weighted-average remaining lease term relating to our operating leases was 5.3 years, with a weighted-average discount of 5.8%. As of December 31, 2021, our weighted-average remaining lease term relating to our finance leases is 1.6 years, with a weighted-average discount of 4.3%. As of December 31, 2020, our weighted-average remaining lease term relating to our finance leases was 1.6 years, with a weighted-average discount of 5.4%. Our leases have remaining lease terms of up to 8.5 years, some of which include options to extend the leases for up to 10 years and some of which include options to terminate the leases within 1 year.

Maturities of lease liabilities are as follows (in thousands):

	December 31, 2021
	Operating Leases	Finance Leases
2022	$11,504	$229
2023	10,130	68
2024	8,016	22
2025	6,552	—
2026	5,180	—
Thereafter	5,297	—
Total lease payments	46,679	319
Less interest	(6,182)	(8)
Total lease obligations	$40,497	$311
Supplemental consolidated cash flow information related to leases is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows arising from operating leases	$11,446	$10,803
Operating cash flows arising from finance leases	$37	$90
Financing cash flows arising from finance leases	$871	$1,173
Right-of-use assets obtained in exchange for operating lease liabilities	$16,811	$6,422
Right-of-use assets obtained in exchange for finance lease liabilities	$114	$19
As of December 31, 2021, there was one operating lease commitment that had not yet commenced of approximately $8.4 million that is contracted to begin in the second half of 2022 with lease terms of 5 years. There were no additional operating or financing leases that have not yet commenced.

14. Commitments and Contingencies
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

15. Employee Savings Plan
The Company has a defined contribution employee savings plan under Section 401(k) of the Internal Revenue Code. Substantially all full-time and part-time US employees are eligible to participate in the plan. The Company, at its discretion, may match employee contributions to the plan and also make an additional matching contribution in the form of profit sharing in recognition of the Company’s performance. The employer matching contributions are subject to a three-year vesting schedule based on the participant’s years of service with us. Our employees in Europe and Canada also have defined contribution plans. The Company contributed approximately $0.5 million for each of the years ended December 31, 2021 and 2020 to match an approved percentage of employee contributions.

16. Related Party Transactions
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
We recognized $1.1 million of related party cost of revenues the year ended December 31, 2021 which is recorded in cost of pass-through revenue in the consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2021. As of December 31, 2021, we had a trade accounts payable balance of $0.2 million to Pilot.

17. Subsequent Events
Product revenue and the related inventory are dependent on Supplies Distributors' distributor agreements with Ricoh. In March 2022 product revenue model was discontinued as a result of a restructure of Ricoh. In the first half of 2022, the Ricoh distributor agreement was terminated and as a result, the Company does not expect to have inventory following the termination of this agreement.
The IBM Credit Facility was subsequently terminated in connection with the transition of our relationship with Ricoh. As a result, the lender waived all compliance requirements with restricted covenants for the quarters ended December 31, 2021 and March 31, 2022.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls And Procedures
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO” and together with the CEO, the “Certifying Officers”), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Based upon this evaluation, and the above criteria, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021 due to our untimely filing of this Form 10-K for the year ended December 31, 2021.
Management’s Report on Internal Control Over Financial Reporting
Our management, under the supervision of our board of directors, is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.
Notwithstanding the previously identified material weaknesses described below, our management, including our CEO and CFO, concluded that the consolidated financial statements in this Form 10-K for the year ended December 31, 2021 fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented, in conformity with US generally accepted accounting principles ("US GAAP"). However, because the material weaknesses create a reasonable possibility that a material misstatement to our consolidated financial statements may not have been prevented or detected on a timely basis, the Company’s management concluded that at December 31, 2021, the Company’s internal control over financial reporting was ineffective.
Previously Reported Material Weakness in Internal Control over Financial Reporting
As previously described in Part II—Item 9A – Controls and Procedures of our Form 10-K for the year ended December 31, 2020, our management concluded that the Company did not design, implement, and operate effective process-level control activities related to order-to-cash process (specifically controls over revenue recognition pertaining to client invoicing) resulting in deficiencies in our process-level control activities.
As previously described in Part I – Item 4 – Controls and Procedures of our Quarterly Report on Form 10-Q for the period ended June 30, 2021:
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
In addition, we identified a material weakness in internal control over financial reporting related to ineffective information technology general controls (“ITGCs”) in the areas of user access and segregation of duties related to administration of certain information technology (“IT”) systems that support the Company’s financial reporting processes. While progress has been made towards remediation, control deficiencies applicable to execution of certain access controls were identified during year-end testing. As a result, Management concludes the previously identified material weakness related to ITGCs remains as of December 31, 2021.
We have not remediated the material weaknesses described above as of the date of this Annual Report on Form 10-K for the year ended December 31, 2021.
Management’s Plan for Remediation
In response to these material weaknesses, management, with oversight of the Audit Committee of the Board of Directors, has identified and begun to implement steps to remediate the material weaknesses. Specifically:
•The Company has prepared training documentation and held training meetings with invoice preparers and reviewers, and designed certain mitigating controls which include monthly analytical review procedures to ensure accuracy of client invoices. Although sufficient evidence does not exist to conclude that the material weakness has been remediated at December 31, 2021, management believes significant progress has been made in 2021 and the implemented mitigating controls will remediate this material weakness in 2022.

•The Company has hired additional accounting personnel (including temporary personnel with requisite accounting and reporting experience) to fill needed roles and assist in our accounting and financial reporting. The Company has augmented its accounting and reporting resources, improved controls over financial reporting related to unusual transactions and significantly reduced the untimeliness of its reports filed with the SEC. Management believes this material weakness will be remediated in 2022.
•The Company has engaged a third-party advisory accounting firm and hired an additional temporary resource with requisite tax experience to fill needed roles and assist in proper accounting and financial reporting for income taxes. Management believes the Company has made significant progress improving controls related to preparation and review of our income tax provision, and with passage of adequate time will remediate the material weakness in 2022.
•Regarding the ITCG deficiencies, the Company has identified and implemented certain mitigating controls in 2021. Our remediation plan with respect to the ITGC deficiencies includes training of personnel tasked with reviewing IT system user access and segregation of duties risks. In addition, the Company will work with its third-party advisory firm to strengthen the design, execution and documentation of certain controls over user access and segregation of duties of certain IT systems. Management believes this material weakness will be remediated in 2022.
The Company continues to implement certain remediation actions and continues to test and evaluate the elements of the remediation plan. Other potential remediation activities that may be considered include further training of employees and the design and implementation of additional mitigating controls.
We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Attestation Report of the Registered Public Accounting Firm
BDO USA, LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021 and has expressed an adverse report on the operating effectiveness of our internal control over financial reporting, as stated in their report, which is included herein.
Changes in Internal Control Over Financial Reporting
Other than discussed above, during the quarter ended on December 31, 2021, there was no change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
PFSweb, Inc.
Allen, TX
Opinion on Internal Control over Financial Reporting
We have audited PFSweb, Inc.'s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as "the financial statements") and our report dated May 9, 2022 expressed an unqualified opinion thereon.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weaknesses regarding management’s failure to design and maintain process-level control activities related to order-to-cash process (specifically controls over revenue recognition pertaining to client invoicing), accounting for significant unusual transactions (specifically the sale of LiveArea), preparation and review of the income tax provision, and ineffective information technology general controls, have been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 financial statements, and this report does not affect our report dated May 9, 2022 on those financial statements.
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
May 9, 2022

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
David I. Beatson, age 74, has served as a non-employee Director since November 2000. Mr. Beatson is Chief Executive Officer of Ascent Advisors, LLC a consulting firm he founded in 2000. The firm provides strategic direction to firms in the logistics and supply chain industry as well as merger and acquisition advice for private equity firms investing in such industry. Mr. Beatson is a recognized leader in the field of transportation, logistics and supply chain management having served as Chairman and CEO of several leading companies in the industry. From 2007 until 2012 he was CEO of Globalware Solutions, a global supply chain management solution provider with facilities in North America, Asia and Europe. From July 2003 to April 2005, Mr. Beatson served as Regional CEO North America and Member of the Executive Board of Panalpina, Inc., a leading provider of international air and sea freight forwarding, customs brokerage and third party logistics services. From July 1998 to June 2000, Mr. Beatson served as Chairman, President and CEO of Circle International Group, Inc. (Nasdaq: CRCL), a global transportation and logistics company. From 1991 to June 1994, Mr. Beatson served as vice-president of sales and marketing and then from June 1994 until July 1998 as president and CEO of Emery Worldwide, a global transportation and logistics company. Prior to 1991, Mr. Beatson held several management positions in the logistics and transportation industry, including American Airlines and CF Airfreight. He also served on the board of directors of Descartes Systems (Nasdaq: DSGX) through May 2020, and currently serves on the board of directors of Pilot Freight Services since October 2019. Mr Beatson continues to serve on the Executive Board of ATL Partners and serves on the board of three privately held companies. Mr. Beatson received his B.S. degree in Business Administration from The Ohio State University and his M.B.A. from the University of Cincinnati. The Board of Directors believes the characteristics that qualify Mr. Beatson for the Board include his long-term experience in the transportation, logistics and supply chain management industry, leadership experience and judgment and knowledge of the Company’s business.
Robert Frankfurt, age 56, was appointed as a non-employee Director in March 2019, in accordance with the provisions of a settlement agreement between the Company and Arnaud Ajdler, Engine Capital, L.P. and certain of its affiliates. Mr. Frankfurt is the Founder of Living Fund, a venture capital fund focused on investing in and building early-stage lifestyle-based health and wellness businesses that seek to reverse and prevent chronic illness while reducing pills and procedures. Prior to founding Living Fund, Mr. Frankfurt was the President and Founder of Myca Partners, a hedge fund focused on small cap investments. Prior to Myca Partners, Mr. Frankfurt spent more than a decade as a Partner and senior portfolio manager at various investment partnerships including Steel Partners and Sandell Asset Management. Mr. Frankfurt began his career as a financial analyst in the mergers and acquisitions department of Bear, Stearns & Co. and later joined Hambro Bank America as an associate focused on merger and acquisition and venture capital transactions. Mr. Frankfurt graduated from the Wharton School of Business in 1987 with a B.S. in Economics and he received his MBA at the Anderson Graduate School of Management at UCLA in 1995 where he was a Venture Capital Fellow and served as Alumni Class President. The Board of Directors believes the characteristics that qualify Mr. Frankfurt for the Board include his financial and management experience, strategic consulting experience, leadership experience and judgment.
G. Mercedes De Luca, age 64, was appointed as a non-employee Director in May 2019. Ms. De Luca has been the Chief Information Officer for Pebble Beach Company since May 2017. Prior to Pebble Beach, Ms. De Luca held several executive and senior level positions at notable companies, including at Basecamp from October 2015 through October 2016 as their Chief Operating Officer and Sears Holdings from May 2011 through August 2014 as their Vice President and General Manager of eCommerce. Previously, Ms. De Luca was CEO of MyShape, Inc. and held executive positions with Yahoo! and Interwoven. In these various roles, she led multiple digital transformation efforts that introduced innovative technology solutions to meet strategic goals and drive profitable growth. Ms. De Luca holds a Master of Business Administration from Santa Clara University and a Bachelor of Science in Electrical Engineering from Columbia University. She currently serves on the board of directors for INETCO, a retail banking and payment processing software solutions provider. The Board of Directors believes the characteristics that qualify Ms. De Luca for the Board include her extensive experience as a technology executive and leader, expertise in information technology, leadership experience and judgment.
Monica Luechtefeld, age 73, has served as a non-employee Director of the Company since April 2014, and was elected as the Chairperson of the Board of Directors effective as of June 30, 2020. Ms. Luechtefeld is a recognized leader in eCommerce & Internet Retailing. She founded her own consultancy firm in 2012 to provide advisory services in eCommerce strategy as well as online marketing and emerging digital media. From 1993 to 2012, Ms. Luechtefeld held various executive roles within Office Depot, Inc., a Fortune 200 company. She was Executive Vice President eCommerce and Direct Marketing and served as Executive Vice President of European eCommerce. Her previous leadership positions included Executive Vice President Supply Chain & Distribution, and Executive Vice President of Global Information Technology, as well as marketing, sales, and business development roles. Ms. Luechtefeld is the Former Chair of the Board of Trustees for the March of Dimes. She also served as a Board Member of Irish Angels, an angel investment group primarily focused on early-stage technology companies and currently serves of the Board of Vitalize Ventures VC, an investment fund focused on the future of work. Ms. Luechtefeld received her B.S. degree from Mount Saint Mary’s University, Cum Laude, and her M.B.A. from the University of Notre Dame, Magna Cum Laude. She also received an honorary doctorate degree from Mount Saint Mary’s University. The Board of Directors believes the characteristics that qualify Ms. Luechtefeld for the Board include her business and leadership experience and judgment and her broad eCommerce industry knowledge.
Shinichi Nagakura, age 58, was appointed as a non-employee Director of the Company in May 2013 in accordance with the provisions of a Securities Purchase Agreement between the Company and transcosmos inc. (“TCI”), a leading Japanese business process outsourcing company. Mr. Nagakura has been an officer of TCI and/or its affiliates for the last 16 years, including serving as a Director of TCI between 2006 and 2019, and has experience in investments, business development and sales and marketing in the US and Japan. Prior to TCI, Mr. Nagakura served for ten years with Recruit Holdings Co., Ltd., which provides integrated human resource services. Mr. Nagakura also serves on the Board of Directors of Merlin Information Systems, Ltd., an international provider of high quality, personalized IT and customer support solutions based in the UK, and InfraCommerce Inc., one stop eCommerce service company in Brazil. Mr. Nagakura also serves as a director with Become Japan Holdings, Inc., Ecom Latam Holdings, Inc., Infracommerce Negocios e Solucoes em Internet Ltda, transcosmos Information Systems Ltd. and Digital Operative Inc., a private corporation. He graduated from Sophia University, Tokyo, Japan with a B.A. in International Studies in 1986. The Board of Directors believes the characteristics that qualify Mr. Nagakura for the Board include his extensive private equity and investment experience and management skills associated with his prior executive level experience within the TCI organization and prior human resource experience.
Benjamin Rosenzweig, age 37, was appointed as a non-employee Director of the Company in May 2013 in accordance with the provisions of a settlement agreement between the Company and Privet Fund, L.P. and its affiliates (“Privet”). Mr. Rosenzweig is currently a partner at Privet Fund Management LLC. Prior to joining Privet in September 2008, Mr. Rosenzweig served as an investment banking analyst in the corporate finance group of Alvarez and Marsal from June 2007 until May 2008, where he completed multiple distressed mergers and acquisitions, restructurings, capital formation transactions and similar financial advisory engagements across several industries. Mr. Rosenzweig is currently the Executive Chairman of the board of directors of Synalloy Corp. (NASDAQ:SYNL), a member of the board of directors of Bed Bath & Beyond (NASDAQ:BBBY), Hardinge, Inc., (private company, formerly NASDAQ:HDNG) and Potbelly Corporation (NASDAQ: PBPB). Mr. Rosenzweig also served as a Director of Cicero, Inc. (OTC:CICN) from 2017 until 2020, Startek, Inc. (NYSE: SRT) from 2011 through 2018, and RELM Wireless Corporation (NYSE MKT: RWC) from 2013 through 2015. Mr. Rosenzweig graduated magna cum laude from Emory University with a Bachelor of Business Administration degree in Finance and a second major in Economics. The Board of Directors believes the characteristics that qualify Mr. Rosenzweig for the Board include his corporate capital and finance experience, leadership experience and judgment.
Michael C. Willoughby, age 58, has served as Chief Executive Officer and a Director since March 2013, as President of PFSweb, Inc. since September 2010 and as Chief Information Officer of the Company from October 2001 until April 2016. Mr. Willoughby has previously served as President of Priority Fulfillment Services, a subsidiary of the Company, from February 2006 to September 2010. From 1999 to 2001, Mr. Willoughby served the Company as Vice President of eCommerce. Prior to joining the Company, Mr. Willoughby served as President and Chief Executive Officer of Design Technologies, Inc., an eCommerce software development firm from 1994 to 1999. Prior to founding Design Technologies, Inc., Mr. Willoughby served as President and Chief Executive Officer of Integration Services, Inc., an IT consulting services company. Mr. Willoughby received his Bachelor of Business Administration degree in Information Systems from Abilene Christian University. The Board of Directors believes the characteristics that qualify Mr. Willoughby for the Board include his long-term experience in the eCommerce industry, expertise in information technology, leadership experience and judgment and extensive knowledge of the Company’s business.
Information About Our Executive Officers
In addition to Michael C. Willoughby named above, the following are the names, ages and positions of the other executive officers of the Company:
Thomas J. Madden, age 60, has served as Executive Vice President, Chief Financial Officer of the Company since its inception in 1999 and Chief Accounting Officer until October 2019. Mr. Madden previously served as Chief Financial Officer of Daisytek International Corporation (“Daisytek”), former parent corporation of the Company, from 1997 to 2000, as Vice President — Finance, Treasurer and as Chief Accounting Officer of Daisytek from 1994 to 2000 and as Controller of Daisytek from 1992 to 1994. From 1983 to 1992, Mr. Madden served in various capacities with Arthur Andersen & Co., S.C., including financial consulting and audit manager. Mr Madden received his Bachelor of Science degree in Accounting from Gies College of Business at the University of Illinois Urbana-Champaign.
R. Zach Thomann, age 40, was named as Chief Operating Officer of the Company as of January 2022 and President of Priority Fulfillment Services, Inc., a wholly-owned subsidiary of the Company, as of March 2021 and continues to serve as Executive Vice President of the Company. Mr. Thomann is responsible for strategic direction, operation and management of all PFS activities, including distribution, contact center, client financial services, and omnichannel operations services provided on behalf of PFSweb’s clients. Mr. Thomann served as Executive Vice President and General Manager of the Company’s PFS business unit from 2018 through 2021, Senior Vice President and General Manager of the Company’s PFS business unit from 2017-2018, Senior Vice President and General Manager of Omnichannel Operations from 2016 to 2017, Vice President and General Manager of Omnichannel Operations from 2015 to 2016, Vice President of Program Management from 2013 to 2015, Director of Program Management from 2012 to 2013 and held various program management and client implementation roles from 2003 to 2012. Mr. Thomann received his Master of Business Administration from Naveen Jindal School of Management, UT Dallas and his Bachelor of Science, Corporate Communications from the University of Texas at Austin.
Meetings and Committees of the Board
The Board of Directors met a total of twelve times during the 2021 calendar year. The Board of Directors has determined that, other than Mr. Willoughby, each director is independent within the meaning of applicable SEC rules and Nasdaq listing standards. The independent directors are able to and generally meet in executive session without the Company’s management at each regularly scheduled quarterly Board meeting.
The Board of Directors does not have a policy regarding director attendance at the annual meeting of stockholders. The Company provides notice of the meeting to the Board of Directors. No current independent director attended the 2021 annual meeting.
The Board of Directors currently has a Nominating, Audit, Compensation and Technology and Cybersecurity Committee, each of which is a standing committee of the Board of Directors.
The Nominating Committee is responsible for identifying and evaluating individuals qualified to become Board members and recommending to the Board candidates to stand for election or re-election as directors. The Committee will consider candidates at the recommendation of existing Board members, Company management, search firms or other consultants, or stockholders. Stockholders wishing to recommend director candidates to the Board may do so by writing to the Committee in care of the Corporate Secretary at the Company’s executive office, 505 Millennium Drive, Allen, TX 75013. At a minimum, director candidates should have demonstrated achievement in their particular field of endeavor, significant business or other management experience that would be of value to the Company, integrity and high ethical standards, good communication and leadership skills, and the ability and willingness to commit adequate time and attention to carry out their Board duties effectively. The Committee will evaluate candidates through background and reference checks, interviews and an analysis of each candidate’s qualifications and attributes in light of the current composition of the Board and the Company’s leadership needs at the time. The Nominating Committee does not have a formal policy with regard to the consideration of diversity in identifying director nominees, but the Committee strives to nominate directors with a variety of complementary skills so that, as a group, the Board will possess the appropriate talent, skills, experience and expertise to oversee the Company’s business. Candidates recommended by stockholders will be evaluated with the same standards and process as candidates identified through other individuals or methods. As of January 1, 2021, the members of the Nominating Committee were Mr. Rosenzweig (who serves as the Chairperson), Mr. Nagakura and Ms. Luechtefeld, each of whom has been determined to be independent as discussed above. The Nominating Committee has adopted a charter which is available on the Company’s website at https://ir.pfsweb.com/corporate-governance (the contents of the website are not incorporated in this Proxy Statement by reference). The Nominating Committee met one time during the 2021 calendar year.
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
The Audit Committee is currently comprised of three directors, Mr. Beatson (who serves as Chairperson), Mr. Frankfurt and Ms. Luechtefeld, each of whom has been determined by the Board of Directors to be independent as discussed above, and is able to read and understand fundamental financial statements, including the Company’s balance sheet, statement of operations and comprehensive income (loss) and statement of cash flows. The Board of Directors has determined that, based on his relevant experience as described above, Mr. Beatson is qualified as the audit committee financial expert within the meaning of applicable SEC regulations and has the requisite financial sophistication required by the Nasdaq listing standards. The Audit Committee met a total of eleven times during the 2021 calendar year. The Committee has adopted a written amended and restated audit committee charter setting out the audit-related functions of the Audit Committee, and the Committee reviews and reassesses the adequacy of the charter on an annual basis. A copy of the charter is available on the Company’s website at https://ir.pfsweb.com/corporate-governance.
The Compensation Committee approves, or in some cases recommends, to the Board, remuneration and compensation arrangements involving the Company’s executive officers and other key employees. The current members of the Compensation Committee are Ms. De Luca (who serves as Chairperson), Mr. Beatson, and Mr. Rosenzweig, each of whom has been determined by the Board of Directors to be independent as discussed above. The Compensation Committee also serves as the Committee which administers the Company’s 2020 Stock and Incentive Plan. The Compensation Committee has adopted a charter which is available on the Company’s website at https://ir.pfsweb.com/corporate-governance. The Compensation Committee met four times during the 2021 calendar year.
The Technology and Cybersecurity Committee is responsible for review and oversight of technology-based issues. The Technology and Cybersecurity Committee is comprised of three directors. The current members of the Technology and Cybersecurity Committee were Ms. Luechtefeld (who serves as Chairperson), Ms. De Luca and Mr. Frankfurt. The Technology and Cybersecurity Committee has adopted a charter which is available on the Company’s website at https://ir.pfsweb.com/corporate-governance. The Technology and Cybersecurity Committee met four times during the 2021 calendar year.
During the 2021 calendar year, no current director or director nominee attended fewer than 75% in the aggregate of all meetings of the Board and the committees upon which such director served and which were held during the period of time that such person served on the Board or such committee.
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

Item 11.    Executive Compensation
SUMMARY COMPENSATION TABLE

    The following table sets forth the compensation paid or accrued by the Company to its Chief Executive Officer, Chief Financial Officer and most highly compensated executive officers (other than the CEO and CFO) during 2021 (the “Named Executive Officers”) for services rendered to the Company during the two fiscal years ended December 31, 2021:

	Year	Salary (1)	Bonus (2)	Stock Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total

Michael C. Willoughby	2021	$530,000	$156,250	$1,148,084	$—	$13,047	$1,847,381
Chief Executive Officer and	2020	$557,837	$—	$2,558,440	$—	$5,155	$3,121,432
President
Thomas J. Madden	2021	$382,000	$87,500	$589,000	$—	$13,890	$1,072,390
Executive Vice President -	2020	$403,091	$—	$1,236,808	$—	$6,008	$1,645,907
Chief Financial Officer
R. Zach Thomann (6)	2021	$386,538	$31,250	$376,765	$102,668	$8,242	$905,463
Executive Vice President and
President - PFS Operations
James Butler (7)	2021	$402,197	$952,538	$113,511	$125,000	$4,633	$1,597,879
Executive Vice President and	2020	$474,760	$—	$1,917,509	$83,210	$2,649	$2,478,128
President - LiveArea
(1)Salary represents base salary earnings. While annual base salaries for both the years ended December 31, 2021 and 2020 were $530,000 for Mr. Willoughby and $382,000 for Mr. Madden, the variances in salary amounts above reflect timing of base salary adjustments and the timing of payments made to such executives under the Company’s bi-weekly payroll processing. During the year ended December 31, 2021 Mr. Thomann received a base salary of $375,000 from January 2021 through March 22, 2021 and a base salary of $390,000 for the remainder of the fiscal year. Mr. Butler received a base salary of $450,000 from January 2021 through March 22, 2021 and a base salary of $500,000 thereafter through the termination of his employment with the Company. The variances in Mr. Thomann and Mr. Butler's base salary amounts above reflect timing of base salary adjustments and the timing of payments made to executives under the Company’s bi-weekly payroll processing.
(2)Represents LiveArea Transaction bonuses earned.
(3)Represents issuance of Performance Share Awards (“Performance Shares”) and Restricted Stock Unit Awards (“RSUs” and together with Performance Shares, the “Awards”) under the Company’s 2020 Stock and Incentive Plan, as amended and restated (the “Plan”). Performance Shares are subject to three-year vesting and certain additional criteria, depending upon Award grant, including continued employment, the comparative performance (on an annual and cumulative basis) of the Company’s common stock on Nasdaq as compared to the Russell Micro Cap Index and/or achievement of certain Company or business unit performance goals. The amounts reported in this column represent the grant date fair value for these Awards as calculated in accordance with Accounting Standards Codification Topic 718. The assumptions made in calculating the grant date fair value amounts for the Awards issued in the year ended December 31, 2021 are summarized in Note 10 in Item 8 Financial Statements and Supplementary Data in this Annual Report on Form 10-K. At the maximum Awards shares, these values for Mr. Willoughby would be: 2021: $1,342,303; 2020: $3,079,292; for Mr. Madden would be: 2021: $708,953; 2020: $1,506,707; for Mr. Thomann would be: 2021: $440,498; and for Mr. Butler would be 2021: $170,267; 2020: $2,334,011. The values for the Awards shares included in this column that were subsequently forfeited were as follows: Mr. Willoughby: $73,804 (2021) and $18,080 (2020); Mr. Madden: $45,582 (2021) and $8,315 (2020): Mr. Thomann: $24,219 (2021); and Mr. Butler: $0 (2021) and $0 (2020). The amounts in this column do not necessarily correspond to the actual economic value that may be realized by the Named Executive Officers from the Awards.
(4)Represents performance-based cash awards earned under the Plan.

(5)Represents amounts paid in respect of life insurance premiums and Company paid healthcare premiums.
(6)Mr. Thomann first became a Named Executive Officer for the 2021 fiscal year and, accordingly, no compensation information with respect to Mr. Thomann for 2020 is included.
(7)As a result of the LiveArea Transaction, Mr. Butler was no longer an employee of PFSweb on December 31, 2021.
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

Say-on Pay Vote
Our stockholders have chosen to approve the compensation of Named Executive Officers Annually. As such, at each of our annual meetings, a non-binding, advisory resolution approving the compensation paid to our Named Executive Officers, as disclosed in our proxy statement or on Form 10-K/A for each such annual meeting, has been approved by more than a majority of our stockholders. In designing an executive compensation program for each year, the Compensation Committee considered the support previously received by the Company’s stockholders for its historical compensation practices and has used consistent methodologies and practices for making its compensation decisions.

OUTSTANDING EQUITY AWARDS AT 2021 FISCAL YEAR END
The following table sets forth the number of unexercised options and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2021.

		Option Awards				Stock Awards
Named Executive Officer	Grant Date	Number of Securities Underlying Unexercised Options (# Exercisable)	Number of Securities Underlying Unexercised Options (# Unexercisable)	Option Exercise Price ($)	Option Expiration Date	Equity incentive plan awards: Number of unearned shares that have not vested (#) (1)	Equity incentive plan awards: Market or payout value of unearned shares that have not vested ($) (2)

Michael C. Willoughby	7/1/2020	—	—	$—		54,360	$700,157
	4/15/2021	—	—	$—		102,710	$1,322,905

Thomas J. Madden	7/1/2020	—	—	$—		24,981	$321,755
	4/14/2021	—	—	$—		47,200	$607,936

R. Zach Thomann	9/10/2013	2,500	—	$5.61	9/9/2023	—	$—
	7/1/2020	—	—	$—		17,150	$220,892
	4/15/2021	—	—	$—		33,700	$434,056

James Butler (3)		—	—	$—		—	$—
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
(2)Market value is computed by multiplying the number of Performance Share Awards by $12.88, which was the closing price per share of the Company’s common stock on December 31, 2021, on Nasdaq.
(3)As a result of the LiveArea Transaction, Mr. Butler was no longer an employee of PFSweb on December 31, 2021 and as such Mr. Butler has no unvested shares on December 31, 2021.

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
For purposes of providing quantitative disclosure of the foregoing, assuming that a qualifying triggering event occurred as of December 31, 2021 and assuming the 2020 Stock and Incentive Plan had enough shares to issue Awards in 2021 in a consistent manner as the prior year grants: (i) Mr. Willoughby would have been entitled to receive aggregate cash payments of approximately $1,060,000 (payable over 24 months), other benefits with an estimated value of approximately $65,000, and up to 343,598 shares of the Company’s stock valued at $4,425,542 based on the $12.88 closing price of the Company’s stock on December 31, 2021, (such amounts would be the same in the event of a change in control), plus, if applicable, an additional amount to cover any excise tax liability, and (ii) Mr. Madden would have been entitled to receive aggregate cash payments of approximately $764,000 (payable over 24 months), other benefits with an estimated value of approximately $65,000, and up to 165,578 shares of the Company’s stock valued at $2,132,645 based on the $12.88 closing price of the Company’s stock on December 31, 2021 (and, in the event of a change in control, an additional amount of up to 1,796 shares of the Company’s stock valued at $23,132 based on the $12.88 closing price of the Company’s stock on December 31, 2021), plus, if applicable, an additional payment to cover any excise tax liability.
The Company and Mr. Thomann have entered into an Employment Agreement under which in the event of the termination of the employment of the executive other than for cause (including termination following a reduction in the executive’s base salary unless such reduction is part of, and proportionate with, a general reduction in officer compensation), the executive is entitled to a severance payment of twelve months of the executive’s salary, payable in monthly installments. In addition, in the event of termination without cause, Mr. Thomann is considered a continuing employee of the Company for all purposes for which the executive’s status as an employee of the Company would entitle the executive to the vesting of Performance Shares and Restricted Stock Units. For purposes of providing quantitative disclosure of the foregoing, assuming that a qualifying triggering event occurred as of December 31, 2021 and assuming the 2020 Stock and Incentive Plan had enough shares to issue Awards in 2021 in a consistent manner as the prior year grants: Mr. Thomann would have been entitled to receive aggregate cash payments of approximately $390,000 (payable over 12 months), and up to 34,001 shares of the Company’s stock valued at $437,933 based on the $12.88 closing price of the Company’s stock on December 31, 2021 (and, in the event of a change in control, an additional amount of up to 5,976 shares of the Company’s stock valued at $76,971 based on the $12.88 closing price of the Company’s stock on December 31, 2021, plus, if applicable, an additional payment to cover any excise tax liability).

                    2021 DIRECTOR COMPENSATION
The following table sets forth the compensation earned by non-employee Directors for their service on the Board of Directors and its committees, as applicable, during the year ended December 31, 2021:

	Fees Earned
Named Executive Officer	Cash	Stock Awards (1)	Option Awards (1)	Total

David I. Beatson (2)(7)	$7,500	$120,000	$—	$127,500
Monica Luechtefeld (3)(8)	15,000	120,000	—	135,000
Benjamin Rosenzweig (4)	—	120,000	—	120,000
Robert Frankfurt (5)	—	120,000	—	120,000
G. Mercedes De Luca (6)(9)	7,500	120,000	—	127,500
(1)Represents aggregate grant date fair value in accordance with ASC Topic 718. See Note 10 in Item 8 Financial Statements and Supplementary Data in this Annual Report on Form 10-K for the assumptions used in calculating these amounts.
(2)Mr. Beatson had 50,000 options and 125,648 deferred stock units outstanding as of December 31, 2021.
(3)Ms. Luechtefeld had 30,000 options and 122,873 deferred stock units outstanding as of December 31, 2021.
(4)Mr. Rosenzweig had 40,000 options and 125,648 deferred stock units outstanding as of December 31, 2021.
(5)Mr. Frankfurt had 30,000 options and 65,110 deferred stock units outstanding as of December 31, 2021.
(6)Ms. De Luca had 30,000 options and 59,351 deferred stock units outstanding as of December 31, 2021.
(7)Mr. Beatson earned $7,500 in chairperson fees in fiscal 2021, of which $1,875 was paid in fiscal 2022.
(8)Ms. Luechtefeld earned $15,000 in chairperson fees in fiscal 2021, of which $3,750 was paid in fiscal 2022.
(9)Ms. De Luca earned $7,500 in chairperson fees in fiscal 2021, of which $1,875 was paid in fiscal 2022.

For 2021, each non-employee Director received a quarterly retainer (“Retainer”) equal to $30,000. Each quarterly Retainer is effected through the issuance of Deferred Stock Units (each, a “DSU”) under the Plan. Each DSU represents the right to receive a number of shares of Common Stock equal to the Retainer divided by the closing price of the Common Stock immediately preceding the DSU grant date. The quarterly retainer of $30,000 for the fourth quarter 2021 was awarded in the fiscal year 2022. In June 2021, the Board amended the terms of DSUs to provide that they shall pay Dividend Equivalents (as defined under the Plan) to the non-employee Directors. Dividend Equivalents will be paid in the same form and at the same time as dividends are declared by the Company for its stockholders and paid, if any, on common stock of the Company. Otherwise, the notional shares credited to a non-employee Director of Company shares are not issued under the terms of the DSU until the Director no longer serves on the Board at which time the Company will issue shares of common stock in satisfaction of the obligation.
In addition, the Chairperson of the Board and the chairpersons of the Audit, Compensation and Technology and Cybersecurity Committees are entitled to receive an annual cash payment of $7,500. For fiscal 2021, the fourth quarter payments of $1,875 for the Chairperson of the Board and each Committee chairpersons were made in fiscal 2022.
Directors who are also employees of the Company or any of its subsidiaries receive no remuneration for serving as directors or Committee members.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth as of March 31, 2022, certain information regarding the beneficial ownership of the Company’s Common Stock by (i) each person who is known to the Company to beneficially own more than 5% of the Common Stock, (ii) each of the Directors and Named Executive Officers of the Company individually and (iii) the Directors and executive officers of the Company as a group. The information contained in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and, as such, also includes shares acquirable within 60 days. Unless otherwise indicated, the stockholders identified in this table have sole voting and investment power with respect to the shares owned of record by them.

Name and Address of Beneficial Owner	Number of Shares	Percent (1)

transcosmos, inc. (2)
Shibuya First Tower 1-2-20, Higashi, Shibuya-ku
Tokyo 150-0011 Japan	3,678,779	16.4%
Madison Avenue Partners LP
150 East 58th St, 14th Fl, New York, NY 10155	2,417,438	10.8%
AWM Investment Company, Inc.
527 Madison Avenue, New York, NY 10022	2,035,179	9.1%
The Vanguard Group, Inc.
100 Vanguard Boulevard, Malvern, PA 19355	1,157,634	5.2%
James Butler	564,426	2.5%
Michael C. Willoughby	542,091	2.4%
Thomas J. Madden	441,067	2.0%
David I. Beatson (3)	207,390	*
Benjamin Rosenzweig (3)	192,875	*
Monica Luechtefeld (3)	160,232	*
R. Zach Thomann (3)	145,811	*
Mark Fuentes	99,717	*
Robert Frankfurt (3)	102,469	*
G. Mercedes De Luca (3)	96,710	*
Shinichi Nagakura	—	*

All directors and executive officers as a group (11 persons) (4)	2,552,788	11.0%

*    Represents less than 1%
(1)This table is based on 22,440,562 shares of Common Stock outstanding on March 31, 2022. To calculate a stockholder's percentage of beneficial ownership, we include in the numerator and denominator those shares underlying options, stock awards and deferred stock units beneficially owned by that stockholder that are vested or that will vest within 60 days. Options, stock awards and deferred stock units held by other stockholders, however, are disregarded in the calculation of beneficial ownership. Therefore, the denominator used in calculating beneficial ownership among our stockholders may differ.
(2)Based on a March 25, 2014 Form SC 13 D/A filing by transcosmos, inc.
(3)     Includes the following shares issuable under outstanding vested options, vested stock awards, and deferred stock units: David I. Beatson - 183,007; Benjamin Rosenzweig - 173,007; Monica Luechtefeld - 160,232; R. Zach Thomann - 2,500; Robert Frankfurt - 102,469; and G. Mercedes De Luca - 96,710.
(4)     Includes 717,925 shares of Common Stock issuable under outstanding vested options, vested stock awards, and deferred stock units.

The following table summarizes information with respect to equity compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2021:

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan category (1)
Equity compensation plans approved by shareholders	2,024,557	$7.24	1,389,391
Equity compensation plans not approved by shareholders	—		—
(1)See Note 10 in Item 8 Financial Statements and Supplementary Data in this Annual Report on Form 10-K for more detailed information regarding the Company’s equity compensation plans.
(2)Excludes 389,400 service-based restricted stock units, 666,000 performance-based and market-based restricted stock units and 498,600 deferred stock units.

Item 13.    Certain Relationships and Related Transactions and Director Independence
Director Independence
The Board of Directors evaluates the independence of each director in accordance with applicable laws and regulations and the Nasdaq Listing Rules. The Board of Directors consider all relevant facts and circumstances in making an independence determination, including among other things, making an affirmative determination that the director has no material relationship with the Company directly or as an officer, stockholder, or partner of an entity that has a material relationship with the Company. The Board of Directors has determined that, other than Mr. Willoughby, each director, and each member of each committee of the Board of Directors, is independent within the meaning of applicable SEC rules and Nasdaq Listing Rules. The independent directors are able to and generally meet in executive session without the Company’s management at each regularly scheduled Board meeting.
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
Other Transactions
We entered into various employment related agreements and compensatory arrangements with our executive officers and directors that provide for compensatory and certain severance and change of control benefits. For a description of these see sections above in Item 11 – Executive Compensation titled “Employment, Change of Control and Termination Arrangements for Executives” and “Director Compensation.”

Item 14.    Principal Accounting Fees and Services
Fees billed to the Company by BDO USA, LLP for the years 2021 and 2020
The following table sets forth (i) the aggregate fees billed by BDO USA, LLP relating to the audit of the 2021 and 2020 consolidated financial statements and (ii) the fees for other professional services billed by BDO USA, LLP in connection with services rendered during 2021 and 2020.

Fee Type	2021	2020
Audit fees (a)	$1,490,000	$716,000
Audit-related fees (b)	$56,000	$69,000
Tax fees (c)	$5,000	$5,000
All other fees	$—	$—
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
Policy on Audit Committee Pre-Approval of Audit and Permissible Non Audit Services of Independent Registered Public Accountants
The Audit Committee pre-approves all audit and permissible non-audit services provided by the Company’s independent auditors. These services may include audit services, audit related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case by case basis. During 2021 all audit, non-audit and tax services provided by BDO USA, LLP were pre-approved by the Audit Committee in accordance with this policy.

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

2.1
Stock Purchase Agreement, dated as of July 2, 2021, by and among PFSweb, Inc., Priority Fulfillment Services, Inc., RevTech Solutions India Private Limited, Merkle, Inc. and Dentsu Aegis Network India Private Limited

2.1.1
Amendment to Stock Purchase Agreement, dated as of August 26, 2021, by and among PFSweb, Inc., Priority Fulfillment Services, Inc., RevTech Solutions India Private Limited, Merkle, Inc. and Dentsu Aegis Network India Private Limited.

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

4.1.8
Amendment No. 8 to Rights Agreement, dated as of August 24, 20121 between the Company and Computershare Inc., successor in interest to Computershare Shareowner Services LLC (formerly known as Mellon Investor Services LLC,) as successor to ChaseMellon Shareholder Services, L.L.C., as rights agent.

4.2	Description of Registrant's securities.

10.5	Industrial Lease Agreement between Shelby Drive Corporation and Priority Fulfillment Services, Inc. dated as of August 31, 1999

10.5.1	Modification, Ratification and Extension of Lease between Shelby Drive Corporation and Priority Fulfillment Services, Inc. dated as of December 19, 2003

10.5.3
Third Modification, Ratification and Extension of Lease dated February 28, 2014 between Southpark Distribution Center Inc., (successor-in-interest to TIAA Realty and Shelby Drive Corporation) and Priority Fulfillment Services, Inc.

10.7*	Form of Change of Control Agreement between the Company and certain of its executive officers.

10.8
Agreement for Inventory Financing by and among Business Supplies Distributors Holdings, LLC, Supplies Distributors, Inc., Priority Fulfillment Services, Inc., PFSweb, Inc., Inventory Financing Partners, LLC and IBM Credit Corporation.

10.11	Subordinated Demand Note by and between Supplies Distributors, Inc. and Priority Fulfillment Services, Inc.

10.12*	Form of Executive Severance Agreement between the Company and certain of its executive officers.

Exhibit Number	Description of Exhibits
10.12.1*	Form of Amendment of Executive Severance Agreement.

10.12.2*	Form of Amendment to Change in Control Severance Agreement.

10.12.3**	Change in Control Severance Agreement

10.44	Lease Agreement dated December 8, 2011, between CCI-Millennium, L.P. and Priority Fulfillment Services, Inc.

10.45	Guaranty of PFSweb, Inc. to CCI-Millennium, L.P.

10.48	Agreement, dated as of May 15, 2013, by and among PFSweb, Inc. and Privet Fund LP, Privet Fund Management LLC, Ryan Levenson and Benjamin Rosenzweig.

10.61	Guaranty dated March 21, 2016 by PFSweb, Inc., in favor of Stateline J, LLC.

10.63	Industrial Lease agreement dated June 30, 2016 by and between US Industrial Reit III – Midwest and Priority Fulfillment Services, Inc.

10.82	Industrial Lease agreement dated March 17, 2016 by and between Stateline J, LLC and Priority Fulfillment Services, Inc.

10.86*	Employment Agreement by and between PFSweb, Inc. and James Butler, dated as of June 11, 2019.

10.87*	Employment Agreement by and between Priority Fulfillment Services, Inc., a Delaware corporation and Zach Thomann, dated as of May 17, 2020

10.88	Logistics Warehouse Lease Agreement between Weerts Logistic Park III NV and Supplies Distributors SA

10.89	Warehouse Lease Agreement between ProLogis Texas II (2) LLC and Priority Fulfillment Services, Inc.

10.90	Warehouse Lease Agreement between Matter Cheyenne Logistics, LLC and Priority Fulfillment Services, Inc.

10.91*	2020 Stock and Incentive Plan.

10.92*	Form of 2019 STI Company Performance Based Share Award.

10.93*	Form of Amended and Restated 2019 LTI Performance Based Restricted Stock Unit Award.

10.94*	Form of Amended and Restated 2019 LTI Time Based Restricted Stock Unit Award.

10.95*	Form of Amended and Restated 2019 LTI TSR Performance Share Award Agreement.

10.96*	Form of 2020 STI Company Performance Based Cash Award.

10.97*	Form of 2020 STI Company Performance Based Share Award.

10.98*	Form of Amended and Restated 2020 LTI Performance Based Restricted Stock Unit Award.

10.99*	Form of Amended and Restated 2020 LTI Time Based Restricted Stock Unit Award.

10.100*	Form of Amended and Restated 2020 LTI TSR Performance Share Award Agreement.

10.101*	Transaction Bonus Agreement by and between PFSweb, Inc., Priority Fulfillment Services, Inc. and James Butler, dated as of August 25, 2021.

10.102*	Transaction Bonus Agreement by and between PFSweb, Inc., Priority Fulfillment Services, Inc. and Michael Willoughby, dated as of July 2, 2021.

10.103*	Transaction Retention Bonus Agreement by and between Zach Thomann and Priority Fulfillment Services, Inc. dated as of January 18, 2022.

10.105*	Form of STI 2021 Company Performance Based Cash Award

10.106*	Form of STI 2021 Company Performance Based Share Award

10.107*	Form of LTI 2021 Performance Based Restricted Stock Unit Award

10.108*	Form of LTI 2021 Time Based Restricted Stock Unit Award

Exhibit Number	Description of Exhibits
10.109*	Form of LTI 2021 TSR Performance Share Award

10.110**	Deferred Stock Unit Award Agreement dated March 14, 2022

21**	Subsidiary Listing.

23.1**	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

24.1**	Power of Attorney

31.1**	Certifications of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

31.2**	Certifications of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

32.1**	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Shareholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

104 **	Cover Page Interactive Data file, formatted in Inline XBRL (included as Exhibit 101).
*    Denotes management or compensatory agreements
**    Filed herewith
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 9, 2022	By:	/s/Thomas J. Madden
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

Signature	Title	Date

/s/Michael Willoughby	Chief Executive Officer (Principal Executive Officer)	May 9, 2022
Michael Willoughby

/s/Thomas J. Madden	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 9, 2022
Thomas J. Madden

/s/Monica Luechtefeld	Chairman of the Board	May 9, 2022
Monica Luechtefeld

/s/David I. Beatson	Director	May 9, 2022
David I. Beatson

/s/Benjamin Rosenzweig	Director	May 9, 2022
Benjamin Rosenzweig

/s/Shinichi Nagakura	Director	May 9, 2022
Shinichi Nagakura

/s/Robert Frankfurt	Director	May 9, 2022
Robert Frankfurt

/s/G. Mercedes De Luca	Director	May 9, 2022
G. Mercedes De Luca